Form 10-Q
period 2016-09-30
HERTZ GLOBAL HOLDINGS, INC
filed 2016-11-08
CIK 1657853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding as of the latest practicable date.

Class	Shares Outstanding at	October 31, 2016
Common Stock, par value $0.01 per share	82,966,420

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM l.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$1,430	$474
Restricted cash and cash equivalents:
Vehicle	279	289
Non-vehicle	45	44
Total restricted cash and cash equivalents	324	333
Receivables:
Vehicle	674	1,137
Non-vehicle, net of allowance of $43 and $36, respectively	782	649
Total receivables, net	1,456	1,786
Inventories, net	33	29
Prepaid expenses and other assets	569	966
Revenue earning vehicles:
Vehicles	14,487	13,441
Less accumulated depreciation	(2,779)	(2,695)
Total revenue earning vehicles, net	11,708	10,746
Property and equipment:
Land, buildings and leasehold improvements	1,165	1,171
Service equipment and other	754	809
Less accumulated depreciation	(1,041)	(978)
Total property and equipment, net	878	1,002
Other intangible assets, net	3,473	3,522
Goodwill	1,256	1,261
Assets of discontinued operations	—	3,395
Total assets	$21,127	$23,514
LIABILITIES AND EQUITY
Accounts payable:
Vehicle	$209	$207
Non-vehicle	583	559
Total accounts payable	792	766
Accrued liabilities	1,073	1,035
Accrued taxes, net	196	128
Debt:
Vehicle	10,170	9,823
Non-vehicle	4,693	5,947
Total debt	14,863	15,770
Public liability and property damage	424	394
Deferred taxes on income, net	2,206	2,168
Liabilities of discontinued operations	—	1,234
Total liabilities	19,554	21,495
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 85 and 464 shares issued and 83 and 423 shares outstanding	1	4
Additional paid-in capital	2,217	3,343
Accumulated deficit	(442)	(391)
Accumulated other comprehensive income (loss)	(103)	(245)
	1,673	2,711
Treasury Stock, at cost, 2 shares and 41 shares	(100)	(692)
Total equity	1,573	2,019
Total liabilities and equity	$21,127	$23,514
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Worldwide vehicle rental	$2,390	$2,426	$6,353	$6,552
All other operations	152	149	441	439
Total revenues	2,542	2,575	6,794	6,991
Expenses:
Direct vehicle and operating	1,353	1,345	3,778	3,838
Depreciation of revenue earning vehicles and lease charges, net	695	631	1,940	1,859
Selling, general and administrative	227	218	685	692
Interest expense, net:
Vehicle	72	65	211	189
Non-vehicle	84	88	269	258
Total interest expense, net	156	153	480	447
Other (income) expense, net	3	(28)	(86)	(30)
Total expenses	2,434	2,319	6,797	6,806
Income (loss) from continuing operations before income taxes	108	256	(3)	185
(Provision) benefit for taxes on income (loss) of continuing operations	(64)	(39)	(33)	(33)
Net income (loss) from continuing operations	44	217	(36)	152
Net income (loss) from discontinued operations	(2)	20	(15)	51
Net income (loss)	$42	$237	$(51)	$203

Weighted average shares outstanding:
Basic	84	91	85	91
Diluted	85	91	85	92

Earnings (loss) per share - basic and diluted:
Basic earnings (loss) per share from continuing operations	$0.52	$2.38	$(0.42)	$1.67
Basic earnings (loss) per share from discontinued operations	(0.02)	0.22	(0.18)	0.56
Basic earnings (loss) per share	$0.50	$2.60	$(0.60)	$2.23

Diluted earnings (loss) per share from continuing operations	$0.52	$2.38	$(0.42)	$1.65
Diluted earnings (loss) per share from discontinued operations	(0.03)	0.22	(0.18)	0.56
Diluted earnings (loss) per share	$0.49	$2.60	$(0.60)	$2.21
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$42	$237	$(51)	$203
Other comprehensive income (loss):
Foreign currency translation adjustments	14	(43)	32	(82)
Unrealized holding gains (losses) on securities	3	—	11	—
Net gain (loss) on defined benefit pension plans	—	—	(34)	—
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	2	3	7	9
Total other comprehensive income (loss) before income taxes	19	(40)	16	(73)
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	—	—	14	—
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	—	(3)	(2)
Total other comprehensive income (loss)	18	(40)	27	(75)
Total comprehensive income (loss)	$60	$197	$(24)	$128

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(51)	$203
Less: Net income (loss) from discontinued operations	(15)	51
Net income (loss) from continuing operations	(36)	152
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	1,887	1,803
Depreciation and amortization, non-vehicle	195	206
Amortization and write-off of deferred financing costs	31	46
Amortization and write-off of debt discount (premium)	5	(2)
Loss on extinguishment of debt	40	—
Stock-based compensation charges	16	13
Provision for receivables allowance	35	24
Deferred taxes on income	11	33
Impairment charges and asset write-downs	31	26
(Gain) loss on sale of shares in equity method investment	(75)	(56)
Other	—	(5)
Changes in assets and liabilities
Non-vehicle receivables	(171)	(84)
Inventories, prepaid expenses and other assets	(14)	(16)
Non-vehicle accounts payable	25	(15)
Accrued liabilities	16	100
Accrued taxes	23	21
Public liability and property damage	32	19
Net cash provided by (used in) operating activities	2,051	2,265
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	11	288
Net change in restricted cash and cash equivalents, non-vehicle	(2)	(10)
Revenue earning vehicles expenditures	(9,250)	(9,478)
Proceeds from disposal of revenue earning vehicles	6,960	6,666
Capital asset expenditures, non-vehicle	(99)	(183)
Proceeds from disposal of property and other equipment	53	64
Acquisitions, net of cash acquired	—	(95)
Purchases of shares in equity method investment	(45)	—
Sales of shares in equity method investment	233	100
Net cash provided by (used in) investing activities	(2,139)	(2,648)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(In millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	7,665	6,069
Repayments of vehicle debt	(7,320)	(5,223)
Proceeds from issuance of non-vehicle debt	2,427	1,457
Repayments of non-vehicle debt	(3,684)	(1,547)
Purchase of treasury shares	(100)	(262)
Payment of financing costs	(73)	(11)
Early redemption premium payment	(13)	—
Transfers (to) from discontinued entities	2,122	(50)
Other	10	—
Net cash provided by (used in) financing activities	1,034	433
Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	10	(19)
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	956	31
Cash and cash equivalents at beginning of period	474	474
Cash and cash equivalents at end of period	$1,430	$505

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$205	$418
Cash flows provided by (used in) investing activities	(77)	(466)
Cash flows provided by (used in) financing activities	(97)	38
Effect of foreign exchange rate changes on cash and cash equivalents	—	(2)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$31	$(12)

Supplemental disclosures of cash information for continuing operations:
Cash paid during the period for:
Interest, vehicle	$183	$160
Interest, non-vehicle	218	228
Income taxes, net of refunds	35	24
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities	$138	$129
Sales of revenue earning vehicles included in receivables	603	570
Purchases of property and other equipment included in accounts payable	15	47
Sales of property and other equipment included in receivables	5	28
Revenue earning equipment and property and equipment acquired through capital lease	16	11

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Unaudited
(In millions)

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Equity
Balance at:
December 31, 2015	$—	423	$4	$3,343	$(391)	$(245)	41	$(692)	$2,019
Net income (loss)	—	—	—	—	(51)	—	—	—	(51)
Other comprehensive income (loss)	—	—	—	—	—	27	—	—	27
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)
Stock-based employee compensation charges	—	—	—	17	—	—	—	—	17
Exercise of stock options	—	1	—	10	—	—	—	—	10
Share Repurchase	—	—	—	—	—	—	2	(100)	(100)
Common shares issued to directors	—	—	—	1	—	—	—	—	1
Capital effect of Spin-Off	—	(339)	(3)	(689)	—	—	(41)	692	—
Distribution of Herc Holdings, Inc.	—	—	—	(463)	—	115	—	—	(348)
September 30, 2016	$—	85	$1	$2,217	$(442)	$(103)	2	$(100)	$1,573

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

Despite the fact that this was a reverse spin-off and the Company was spun off from Old Hertz Holdings and was the legal spinnee in the transaction, for accounting purposes, due to the relative significance of New Hertz to Old Hertz Holdings, the Company is considered the spinnor or divesting entity and Herc Holdings is considered the spinnee or divested entity. As a result, New Hertz, or Hertz Global, is the “accounting successor” to Old Hertz Holdings. As such, the historical financial information of the Company reflects the financial information of the equipment rental business and certain parent legal entities as discontinued operations. See Note 3, "Discontinued Operations," for additional information.

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

In March 2016, the FASB issued clarifying guidance on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued guidance that reduces the complexity for identifying performance obligations and clarifies the implementation guidance on licensing for intellectual property. In May 2016, the FASB issued guidance that clarifies the collectability criterion, the presentation of sales taxes, and noncash consideration, and provides additional implementation practical expedients. The Company is in the process of determining the method and timing of adoption and assessing the overall impact of adopting this guidance on its financial position, results of operations and cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued guidance that makes several changes to the manner in which financial assets and liabilities are accounted for, including, among other things, a requirement to measure most equity investments at fair value with changes in fair value recognized in net income (with the exception of investments that are consolidated or accounted for using the equity method or a fair value practicability exception), and amends certain disclosure

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

requirements related to fair value measurements and financial assets and liabilities. This guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods using a modified retrospective transition method for most of the requirements. Based on current operations, adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Leases

In February 2016, the FASB issued guidance that replaces the existing lease guidance. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. The guidance will impact leases of our rental locations, as we own approximately 3% of the locations from which we operate our vehicle rental business, in addition to leases of other assets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Accounting guidance for lessors is largely unchanged. This guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods using a modified retrospective transition approach. The Company is in the process of assessing the potential impact of adopting this guidance on its financial position, results of operations and cash flows.

Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued guidance that eliminates the requirement to apply the equity method of accounting retrospectively when significant influence over a previously held investment is obtained. Rather, the guidance requires the investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method of accounting. This guidance is effective prospectively for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Based on current operations, adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued guidance that simplifies several areas of employee share-based payment accounting, including income taxes, forfeitures, minimum statutory withholding requirements, and classifications within the statement of cash flows. Most significantly, the new guidance eliminates the need to track tax “windfalls” in a separate pool within additional paid-in capital; instead, excess tax benefits and tax deficiencies will be recorded within income tax expense. This will result in the Company reclassifying excess tax benefits from additional paid-in capital to retained earnings on the balance sheet. The new guidance also gives entities the ability to elect whether to estimate forfeitures or account for them as they occur. Different adoption methods are required for the various aspects of the new guidance, including the retrospective, modified retrospective and prospective approaches, effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Adoption of the requirements within this guidance related to forfeitures, minimum statutory withholding requirements, and classifications within the statement of cash flows is not expected to have a material impact on the Company's financial condition, results of operations or cash flows. The Company is in the process of assessing the impact of the elimination of the tax "windfalls" within this guidance on its financial position, results of operations and cash flows.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance that sets forth a current expected credit loss (“CECL”) impairment model for financial assets, which replaces the current incurred loss model. This model requires a financial asset (or group of financial assets), including trade receivables, measured at amortized cost to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. This guidance is effective for annual periods beginning after December 15, 2019 and interim

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

periods within those annual periods using a modified retrospective transition method. Adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued guidance that addresses the treatment of certain transactions in statements of cash flow, with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified. These items include debt prepayment or debt extinguishment costs, proceeds from the settlement of life insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods using the retrospective transition method. The Company is in the process of assessing the potential impacts of adopting this guidance on its presentation of cash flows.

Note 3—Discontinued Operations

As further described in Note 1, "Background," on June 30, 2016, the separation of Old Hertz Holdings' global vehicle rental and equipment rental businesses was completed. In connection with the Spin-Off, Hertz Global and Herc Holdings entered into multiple agreements that provide a framework for the relationships between the parties going forward. As the primary operating company for Hertz Global, the agreements that follow also apply to Hertz directly.

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

Under the Tax Matters Agreement, Herc Holdings, Herc, Hertz Global and Hertz are responsible for their respective tax liabilities. The agreement provides for no compensation due to any change in a tax attribute, such as a net operating loss ("NOL"). Tax attributes are allocated between the entities based on the applicable federal or state income tax law and regulations. The Tax Matters Agreement also requires that an unqualified opinion from a nationally recognized law firm, supplemental ruling from the Internal Revenue Service, or waiver from the other party be obtained upon the occurrence or contemplated occurrence of certain events which could impact the taxability of the transaction under the U.S. federal income tax law. The Spin-Off was a reverse spin-off, as such, Herc Holdings is the successor entity to Old Hertz Holdings and will file a tax return for the full year of 2016 which will include activity of Old Hertz Holdings for the first half of 2016.  In addition, the Company will file its own 2016 tax return that includes its activity for the second half of 2016.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Worldwide Equipment Rental segment as well as certain parent entities that were presented as part of corporate operations prior to the Spin-Off.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Total revenues	$—	$401	$677	$1,131
Direct operating expenses	—	219	366	637
Depreciation of revenue earning equipment and lease charges, net	—	86	181	243
Selling, general and administrative	—	41	123	129
Interest expense, net(1)	—	5	17	20
Other (income) expense, net	—	(1)	(1)	(4)
Income (loss) from discontinued operations before income taxes	—	51	(9)	106
(Provision) benefit for taxes on discontinued operations	(2)	(31)	(6)	(55)
Net income (loss) from discontinued operations	$(2)	$20	$(15)	$51

(1) In addition to interest expense directly associated with Herc Holdings, the Company allocated all interest expense associated with the Senior ABL Facility to discontinued operations as this debt was repaid in connection with the Spin-Off in accordance with requirements as disclosed in Note 6, "Debt." For the three months ended September 30, 2015, the amount allocated was $4 million. For the nine months ended September 30, 2016 and 2015, the amount allocated was $5 million and $12 million, respectively.

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

As a result of the Spin-Off, the Company distributed $348 million in net assets of Herc Holdings, which has been reflected as a reduction to additional paid in capital and accumulated other comprehensive (income) loss in the accompanying condensed consolidated balance sheet and statement of changes in equity as of September 30, 2016. Also in connection with the Spin-Off, there was a $229 million reclassification related to the resulting continuing operations presentation of tax accounts from accrued taxes, net to prepaid expenses and other assets in the accompanying condensed consolidated balance sheets as of December 31, 2015.

Note 4—Acquisitions and Divestitures

Acquisitions

Equity Investment

During the second quarter of 2016, the Company paid $45 million for investments in entities which are accounted for under the equity method. These investments are presented within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

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

Divestitures

CAR Inc. Investment

In September 2015, the Company sold approximately 60 million shares of common stock of CAR Inc., a publicly traded company on the Hong Kong Stock Exchange for net proceeds of $100 million which resulted in a pre-tax gain of $56 million, which has been recognized and recorded in the Company's corporate operations and is included in other (income) expense, net in the accompanying condensed consolidated statements of operations.

In March 2016, the Company sold 204 million shares of common stock of CAR Inc. and extended its commercial agreement with CAR Inc. to 2023, in exchange for $240 million, of which $233 million was allocated to the sale of shares based on the fair value of those shares. The sale of shares resulted in a pre-tax gain of $75 million, which has been recognized and recorded in the Company's corporate operations and is included in other (income) expense, net in the accompanying condensed consolidated statements of operations. Additionally, $7 million of the proceeds were allocated to the extension of the commercial agreement which have been deferred and are being recognized over the remaining term of the commercial agreement.

The Company's ownership interest in CAR Inc. is approximately 1.7% at September 30, 2016. The Company is unable to exercise significant influence over CAR Inc. and as a result, classifies the investment as an available for sale security. This investment is presented within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. See Note 13, "Fair Value Measurements," for the fair value of the Company's available for sale securities at September 30, 2016.

Note 5—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	September 30, 2016	December 31, 2015
Revenue earning vehicles	$14,022	$13,242
Less: Accumulated depreciation	(2,614)	(2,631)
	11,408	10,611
Revenue earning vehicles held for sale, net	300	135
Revenue earning vehicles, net	$11,708	$10,746

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Depreciation of revenue earning vehicles	$631	$581	$1,766	$1,747
(Gain) loss on disposal of revenue earning vehicles(a)	44	32	121	56
Rents paid for vehicles leased	20	18	53	56
Depreciation of revenue earning vehicles and lease charges, net	$695	$631	$1,940	$1,859

(a)    (Gain) loss on disposal of revenue earning vehicles by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
U.S. Rental Car	$43	$34	$124	$59
International Rental Car	1	(2)	(3)	(3)
Total	$44	$32	$121	$56

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the vehicles. The cumulative impact of depreciation rate changes is as follows:

Increase (decrease)	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
U.S. Rental Car(a)	$43	$26	$88	$83
International Rental Car	1	—	3	—
Total	$44	$26	$91	$83

(a)
The depreciation rate changes in the U.S. Rental Car operations for the three and nine months ended September 30, 2016 include a net increase in depreciation expense of $39 million based on the review completed during the third quarter of 2016. The depreciation rate changes in the U.S. Rental Car operations for the three and nine months ended September 30, 2015 include a net increase in depreciation expense of $11 million based on the review completed during the third quarter of 2015.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 6—Debt

As discussed in Note 3, "Discontinued Operations," on June 30, 2016, the Company completed a Spin-Off of the equipment rental business. Amounts presented herein relate to the debt associated with the vehicle rental business.

The Company's debt, including its available credit facilities, consists of the following (in millions):

Facility	Weighted Average Interest Rate at September 30, 2016	Fixed or Floating Interest Rate	Maturity	September 30, 2016	December 31, 2015
Non-Vehicle Debt
Senior Term Loan	3.50%	Floating	6/2023	$698	$—
Senior RCF	N/A	Floating	6/2021	—	—
Senior Term Facility	N/A	N/A	N/A	—	2,062
Senior ABL Facility	N/A	N/A	N/A	—	—
Senior Notes(1)	6.21%	Fixed	4/2018–10/2024	4,000	3,900
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	2.51%	Fixed	Various	11	2
Unamortized Debt Issuance Costs and Net (Discount) Premium				(43)	(44)
Total Non-Vehicle Debt				4,693	5,947
Vehicle Debt
HVF U.S. Vehicle Medium Term Notes
HVF Series 2010-1(2)	4.96%	Fixed	2/2018	115	240
HVF Series 2011-1(2)	3.51%	Fixed	3/2017	230	230
HVF Series 2013-1(2)	1.91%	Fixed	8/2018	625	950
				970	1,420
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	1.63%	Floating	10/2017	1,483	980
HVF II Series 2013-B(2)	1.68%	Floating	10/2017	746	1,308
HVF II Series 2014-A	N/A	N/A	N/A	—	1,737
				2,229	4,025
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-2(2)	2.30%	Fixed	9/2018	250	250
HVF II Series 2015-3(2)	2.96%	Fixed	9/2020	350	350
HVF II Series 2016-1(2)	2.72%	Fixed	3/2019	439	—
HVF II Series 2016-2(2)	3.25%	Fixed	3/2021	561	—
HVF II Series 2016-3(2)	2.56%	Fixed	7/2019	400	—
HVF II Series 2016-4(2)	2.91%	Fixed	7/2021	400	—
				3,180	1,380

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted Average Interest Rate at September 30, 2016	Fixed or Floating Interest Rate	Maturity	September 30, 2016	December 31, 2015
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	1.65%	Floating	9/2018	300	370
				300	370
HFLF Medium Term Notes
HFLF Series 2013-3(2)	1.34%	Floating	10/2016–11/2016	134	270
HFLF Series 2014-1(2)	1.17%	Floating	12/2016–3/2017	179	288
HFLF Series 2015-1(2)	1.20%	Floating	3/2018–5/2018	272	295
HFLF Series 2016-1(2)	1.85%	Floating	2/2019–4/2019	385	—
				970	853
Other Vehicle Debt
U.S. Vehicle RCF(3)	3.03%	Floating	6/2021	193	—
U.S. Vehicle Financing Facility	N/A	N/A	N/A	—	190
European Revolving Credit Facility	2.11%	Floating	10/2017	381	273
European Vehicle Notes(4)	4.29%	Fixed	1/2019–10/2021	729	464
European Securitization(2)	1.55%	Floating	10/2018	474	267
Canadian Securitization(2)	1.88%	Floating	1/2018	267	148
Australian Securitization(2)	3.12%	Floating	7/2018	121	98
Brazilian Vehicle Financing Facility	17.63%	Floating	10/2016	9	7
New Zealand RCF	4.64%	Floating	9/2018	31	—
Capitalized Leases	2.43%	Floating	10/2016–3/2020	359	362
				2,564	1,809
Unamortized Debt Issuance Costs and Net (Discount) Premium				(43)	(34)
Total Vehicle Debt				10,170	9,823
Total Debt				$14,863	$15,770
N/A - Not Applicable

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth on the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	September 30, 2016	December 31, 2015
4.25% Senior Notes due April 2018	$250	$250
7.50% Senior Notes due October 2018	—	700
6.75% Senior Notes due April 2019	1,250	1,250
5.875% Senior Notes due October 2020	700	700
7.375% Senior Notes due January 2021	500	500
6.25% Senior Notes due October 2022	500	500
5.50% Senior Notes due October 2024	800	—
	$4,000	$3,900

$700 million of the 7.50% Senior Notes due October 2018 were redeemed in July 2016 as further described below. $800 million of the 6.75% Senior Notes due April 2019 were redeemed in October 2016 as described in Note 19, "Subsequent Events."

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

(4)
References to the "European Vehicle Notes" include the series of HHN BV's (as defined below) unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.12 to 1) set forth on the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicles Notes	September 30, 2016	December 31, 2015
4.375% Senior Notes due January 2019	$477	$464
4.125% Senior Notes due October 2021	252	—
	$729	$464
The Company is highly leveraged and a substantial portion of its liquidity needs arise from debt service on its indebtedness and from the funding of its costs of operations, acquisitions and capital expenditures. The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse impact on its operations resulting from adverse financial market conditions. Approximately $3.2 billion of vehicle debt will mature within the next twelve months and the Company will need to refinance a portion of the debt. The Company has reviewed the credit facilities that will mature within the next twelve months and determined that it is probable that the Company will be able, and has the intent, to refinance the credit facilities before the expiration of such facilities.

In August 2016, the Company wrote off $1 million in deferred financing costs associated with the termination of HVFII commitments under the Series 2014-A Notes. In July 2016, the Company redeemed $700 million of the 7.50% Senior Notes due October 2018 and paid a $13 million early redemption premium. The Company also wrote off $6 million in deferred financing costs associated with the 7.50% Senior Notes due October 2018 and other non-vehicle debt terminations. In June 2016, the Company paid off its Senior Term Facilities and refinanced certain vehicle debt and wrote off $20 million in deferred financing costs.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Non-Vehicle Debt

Senior Credit Facilities

In June 2016, in connection with the Spin-Off of the equipment rental business, the Senior Term Facility and the Senior ABL Facility were repaid in full and terminated.

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

The proceeds from the issuance of the Senior Term Loan were subsequently used to redeem all of the outstanding 7.50% Senior Notes (as defined below).

Senior Notes
In September 2016, Hertz issued $800 million in aggregate principal amount of 5.50% Senior Notes due 2024. The proceeds of this issuance, together with available cash, were used to redeem $800 million of the 6.75% Senior Notes due 2019 in October 2016, see Note 19, "Subsequent Events."
In July 2016, Hertz completed the redemption of all its outstanding 7.50% Senior Notes due 2018 (the "7.50% Senior Notes") using proceeds received from the issuance of the Senior Term Loan and available cash to fund the redemption. Consequently, Hertz terminated, canceled and discharged all of its obligations under the 7.50% Senior Notes and under the Indenture dated as of September 30, 2010 (as supplemented). In addition to the payment of $700 million in principal amount of the 7.50% Senior Notes, Hertz paid an additional $25 million, comprised of $13 million for an early redemption premium of 1.875% of the principal amount outstanding and $12 million for accrued and unpaid interest through the date of redemption.
Vehicle Debt

HVF II U.S. Vehicle Variable Funding Notes

In August 2016, HVF II terminated $500 million of commitments under the HVF II Series 2014-A Class A Notes and $20 million of commitments under the HVF II Series 2014-A Class B Notes, which commitments would have otherwise terminated as previously scheduled in October 2016. In connection with such terminations, HVF II repaid approximately $330 million of the outstanding principal amount of the HVF II Series 2014-A Class A Notes and $20 million of the outstanding principal amount of the HVF II Series 2014-A Class B Notes. There are no HVF II Series 2014-A Notes outstanding at September 30, 2016.
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
The net proceeds from the issuance of the HVF II Series 2016-3 Notes and HVF II Series 2016-4 Notes (as defined below), together with available cash, were used to repay $820 million of the outstanding principal amount of the HVF II Series 2014-A Notes. The net proceeds from the issuance of the HVF II Series 2016-1 Notes and HVF II Series 2016-2 Notes (as defined below), together with available cash, were used to repay approximately $741 million of the outstanding principal amount of the HVF II Series 2014-A Notes and approximately $264 million of the outstanding principal amount of the HVF II Series 2013-A Notes.

HVF II U.S. Vehicle Medium Term Notes

In June 2016, HVF II issued the Series 2016-3 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the "HVF II Series 2016-3 Notes") and Series 2016-4 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the "HVF II Series 2016-4 Notes") in an aggregate principal amount of approximately $848 million. The expected maturities of the Series 2016-3 Notes and the Series 2016-4 Notes are July 2019 and July 2021, respectively. There is subordination within the HVF II Series 2016-3 Notes and the HVF II Series 2016-4 Notes based on class. An affiliate of HVF II purchased the Class D Notes of each such series, and as a result, approximately $48 million of the aggregate principal amount is eliminated in consolidation.

In February 2016, HVF II issued the Series 2016-1 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2016-1 Notes”) and Series 2016-2 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2016-2 Notes”) in an aggregate principal amount of approximately $1.1 billion. The expected maturities of the HVF II Series 2016-1 Notes and the HVF II Series 2016-2 Notes are March 2019 and March 2021, respectively. There is subordination within the HVF II Series 2016-1 Notes and the HVF II Series 2016-2 Notes based on class. An affiliate of HVF II purchased the Class D Notes of each such series, and as a result approximately $61 million of the aggregate principal amount is eliminated in consolidation.

HFLF Variable Funding Notes

In September 2016, HFLF entered into an agreement pursuant to which the maturity of the HFLF Series 2013-2 Notes was extended from September 2017 to September 2018.

HFLF Medium Term Notes

In April 2016, HFLF issued the Series 2016-1 Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the “HFLF Series 2016-1 Notes”) in an aggregate principal amount of $400 million. The expected final maturity of the HFLF Series 2016-1 Notes is February 2019 to April 2019, based upon assumptions made at the time of the pricing of the HFLF Series 2016-1 Notes. The HFLF Series 2016-1 Notes (other than the Class A-2 Notes which are fixed rate) are floating rate and carry an interest rate based upon a spread to one-month LIBOR. An affiliate of HFLF purchased the Class E Notes, and as a result approximately $15 million of the aggregate principal amount is eliminated in consolidation.

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

European Revolving Credit Facility

In June 2016, Hertz Holdings Netherland B.V. ("HHN BV"), an indirect wholly-owned subsidiary of Hertz, amended the European Revolving Credit Facility to provide for aggregate maximum borrowings (subject to borrowing base availability) of up to €340 million during the peak season, for a seasonal commitment period through December 2016. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the European Revolving Credit Facility will revert to up to €250 million (subject to borrowing base availability).

European Vehicle Notes

In September 2016, HHN BV issued 4.125% Senior Notes due October 2021 in an aggregate original principal amount of €225 million. Proceeds of the issuance of such notes, together with available cash, were used to repay amounts outstanding under the European Revolving Credit Facility and to finance European fleet operations.

European Securitization

In June 2016, certain of Hertz’s foreign subsidiaries entered into an agreement pursuant to which certain terms of the European Securitization were amended. The amendment provides for, among other things, aggregate maximum borrowings (subject to borrowing base availability) of up to €460 million and an extension of the maturity from October 2017 to October 2018.

Australian Securitization

In July 2016, HA Fleet Pty Limited, an indirect wholly-owned subsidiary of Hertz, entered into an agreement pursuant to which the maturity of the Australian Securitization was extended from December 2016 to July 2018.

Brazilian Vehicle Financing Facility

In April 2016, the Company entered into an agreement pursuant to which the maturity of the Brazilian Vehicle Financing Facility was extended from April 2016 to October 2016.

Capitalized Leases-U.K. Leveraged Financing

In June 2016, the U.K. Leveraged Financing was amended to provide for aggregate maximum leasing capacity (subject to asset availability) of up to £300 million during the peak season, for a seasonal commitment period through October 2016. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the U.K Leveraged Financing will revert to up to £250 million (subject to asset availability).

New Zealand Revolving Credit Facility

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

In September 2016, Hertz New Zealand Holdings Limited, an indirect wholly-owned subsidiary of Hertz, entered into a credit agreement that provides for aggregate maximum borrowings of NZD 60 million (subject to borrowing base availability) on a revolving basis under an asset-based revolving credit facility (the “New Zealand RCF”).

See also Note 19, "Subsequent Events," regarding financing transactions occurring subsequent to September 30, 2016.

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

The following facilities were available to the Company as of September 30, 2016:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$1,100	$1,100
Total Non-Vehicle Debt	1,100	1,100
Vehicle Debt
U.S. Vehicle RCF	—	4
HVF II U.S. Vehicle Variable Funding Notes	1,036	4
HFLF Variable Funding Notes	200	—
European Revolving Credit Facility	—	—
European Securitization	42	3
Canadian Securitization	—	—
Australian Securitization	72	—
Capitalized Leases	64	—
New Zealand RCF	12	6
Total Vehicle Debt	1,426	17
Total	$2,526	$1,117

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Letters of Credit

As of September 30, 2016, there were outstanding standby letters of credit totaling $614 million. Such letters of credit have been issued primarily to support the Company's vehicle rental concessions and leaseholds and its insurance programs as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount $600 million was issued under the Senior RCF, which has a $1.0 billion letter of credit sublimit, resulting in $400 million of availability under such sublimit. As of September 30, 2016, none of the letters of credit have been drawn upon.

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

Some of these special purpose entities are consolidated variable interest entities, of which the Company is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of September 30, 2016 and December 31, 2015, the Company's International Fleet Financing No. 1 B.V., International Fleet Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets of $677 million and $418 million, respectively, primarily comprised of loans receivable and revenue earning vehicles, and total liabilities of $677 million and $418 million, respectively, primarily comprised of debt.

Covenants

The Company refers to Hertz and its subsidiaries as the Hertz credit group. The indentures for the Senior Notes contain covenants that, among other things, limit or restrict the ability of the Hertz credit group to incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions to parent entities of Hertz and other persons outside of the Hertz credit group), make investments, create liens, transfer or sell assets, merge or consolidate, or enter into certain transactions with Hertz's affiliates that are not members of the Hertz credit group.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The Senior RCF contains a financial maintenance covenant that is only applicable to the Senior RCF. This financial covenant and related components of its computation are defined in the credit agreement related to the Senior RCF. The financial covenant provides that Hertz's consolidated total net corporate leverage ratio, as defined in the credit agreement related to the Senior RCF, as of the last day of any fiscal quarter, commencing with September 30, 2016, may not exceed the ratios indicated below:

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table sets forth the net periodic pension expense:

	Pension Benefits
	U.S.		Non-U.S.
	Three Months Ended September 30,
(In millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost:
Service cost	$1	$1	$—	$—
Interest cost	5	5	2	3
Expected return on plan assets	(7)	(9)	(3)	(3)
Net amortizations	2	—	—	—
Settlement loss	—	1	—	2
Net periodic pension expense (benefit)	$1	$(2)	$(1)	$2

	Pension Benefits
	U.S.		Non-U.S.
	Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost:
Service cost	$2	$3	$1	$1
Interest cost	16	16	6	7
Expected return on plan assets	(21)	(25)	(9)	(11)
Net amortizations	6	2	—	1
Settlement loss	1	3	—	2
Net periodic pension expense (benefit)	$4	$(1)	$(2)	$—

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

Under the Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan, during the nine months ended September 30, 2016, the Company granted 200,364 non-qualified stock options to certain executives and employees at a weighted average grant date fair value of $15.81 as determined using the Black Scholes option pricing model; 285,185 restricted stock units ("RSUs") at a weighted average grant date fair value of $38.83 and 526,170 performance stock units ("PSUs") at a weighted average grant date fair value of $39.38 with vesting terms of three to five years. In connection with the Spin-Off on June 30, 2016, as further described in Note 1, "Background," outstanding stock-based compensation awards for employees of the global vehicle rental business were converted at a ratio of 1 former unit to 0.2523 new units, with a corresponding change in the exercise price of outstanding options. The share amounts

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

represented herein reflect the post-conversion figures. There were no significant changes to assumptions used to fair value the options, nor was there material incremental compensation expense as a result of the Spin-Off.

A summary of the total compensation expense and associated income tax benefits recognized under all plans, including the cost of stock options, RSUs and PSUs, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Compensation expense	$5	$5	$16	$13
Income tax benefit	(2)	(2)	(6)	(5)
Total	$3	$3	$10	$8

As of September 30, 2016, there was $38 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Old Hertz Holdings under all plans. The total unrecognized compensation cost is expected to be recognized over the remaining 1.9 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 9—Restructuring

During 2016, the Company evaluated its workforce, product offerings and operations and initiated approximately $67 million in restructuring programs that include headcount reductions, business process re-engineering, asset impairments and outsourcing certain information technology application and infrastructure functions to a third party service provider. These programs are expected to be completed within the next twelve months.

Restructuring charges under these programs for the periods shown are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
By Type:
Termination benefits	$7	$4	$23	$16
Impairments and asset write-downs	28	1	31	2
Facility closure and lease obligation costs	2	1	7	15
Other	—	(2)	1	(4)
Total	$37	$4	$62	$29

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
By Caption:
Direct vehicle and operating	$29	$—	$38	$15
Selling, general and administrative	8	4	24	14
Total	$37	$4	$62	$29

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
By Segment:
U.S. Rental Car	$30	$2	$51	$18
International Rental Car	3	4	7	11
Corporate	4	(2)	4	—
Total	$37	$4	$62	$29

The following table sets forth the activity affecting the restructuring accrual which is included in accrued liabilities in the accompanying condensed consolidated balance sheets during the nine months ended September 30, 2016. Other is primarily comprised of future lease obligations at September 30, 2016 which will be paid over the remaining term of the applicable leases.

(In millions)	Termination Benefits	Other	Total
Balance as of December 31, 2015	$9	$15	$24
Charges incurred	23	39	62
Cash payments	(15)	(6)	(21)
Other non-cash changes	—	(31)	(31)
Balance as of September 30, 2016	$17	$17	$34

Note 10—Tangible Asset Impairments and Asset Write-downs

In the third quarter of 2016, the Company performed an impairment assessment of certain assets used in its U.S. Car Rental segment in connection with a restructuring program resulting in an impairment charge of $26 million which is included in direct vehicle and operating expense in the accompanying condensed consolidated statements of operations.

In the third quarter of 2015, the Company deemed a building in its U.S. Car Rental segment to be held for sale. The Company performed an impairment assessment and recorded a charge of $5 million which is included in other (income) expense, net in the accompanying condensed consolidated statements of operations.

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

Note 11—Taxes on Income (Loss)

The effective tax rate for the three months ended September 30, 2016 and 2015 was 59% and 15%, respectively. The effective tax rate for the nine months ended September 30, 2016 and 2015 was (1,100)% and 18%, respectively. The effective tax rate for the nine months ended September 30, 2016 is not meaningful because of the correlation of the tax expense to the entities with a pre-tax loss for which no benefit is recognized. The effective tax rate for the full fiscal year 2016 is expected to be approximately 16%.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The Company recorded a tax provision of $64 million for the three months ended September 30, 2016, compared to a tax provision of $39 million for the three months ended September 30, 2015. The provision for the three months ended September 30, 2015 included a one-time benefit of $23 million resulting from the release of a foreign valuation allowance and a benefit from a transfer pricing adjustment.

The Company recorded a tax provision of $33 million for each of the nine months ended September 30, 2016 and 2015.

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

Note 12—Financial Instruments

The Company has risk exposures that it has historically used financial instruments to manage. None of the instruments have been designated in a hedging relationship as of September 30, 2016.

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

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
(In millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Interest rate instruments	$2	$9	$1	$9
Foreign currency forward contracts	2	3	1	1
Total	$4	$12	$2	$10

(1)	All asset derivatives are recorded in prepaid expenses and other assets and all liability derivatives are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

While the Company's foreign currency forward contracts and certain interest rate instruments are subject to enforceable master netting agreements with their counterparties, the Company does not offset the derivative assets and liabilities in its condensed consolidated balance sheets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table summarizes the gains or (losses) on financial instruments for the period indicated.

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,
(In millions)		2016	2015
Foreign currency forward contracts	Selling, general and administrative	$(1)	$(12)

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Nine Months Ended September 30,
(In millions)		2016	2015
Foreign currency forward contracts	Selling, general and administrative	$—	$(15)

Note 13—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

Cash Equivalents and Investments

The Company’s cash equivalents primarily consist of money market accounts. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets.

Investments in equity and other securities that are measured at fair value on a recurring basis consist of various mutual funds and available for sale securities. The valuation of these securities is based on Level 1 inputs whereby all significant inputs are observable or can be derived from or corroborated by observable market data.

The following table summarizes the ending balances of the Company's cash equivalents and investments.

	September 30, 2016				December 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$259	$640	$—	$899	$181	$49	$—	$230
Equity and other securities	43	—	—	43	—	111	—	111
Total	$302	$640	$—	$942	$181	$160	$—	$341

CAR Inc.

As further described in Note 4, "Acquisitions and Divestitures," the Company holds an investment in CAR Inc. that was previously accounted for under the equity method and is now accounted for as an available for sale security. As such, the balance of our investment is included in the table above under equity and other securities (Level 1) as of September 30, 2016.

Financial Instruments

The fair value of the Company's financial instruments as of September 30, 2016 are shown in Note 12, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of September 30, 2016		As of December 31, 2015
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-vehicle Debt	$4,736	$4,826	$5,991	$6,070
Vehicle Debt	10,213	10,278	9,857	9,854
Total	$14,949	$15,104	$15,848	$15,924

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

At December 31, 2015, the Company had long-lived assets held for sale with a fair value of $25 million. During the first quarter of 2016, the Company reclassified a building in its U.S. Rental Car segment with a fair value of $9 million to held and used. During the second quarter of 2016, the Company sold its previous corporate headquarters building in Park Ridge, New Jersey with a fair value of $13 million. During the third quarter of 2016, the company sold real property in its U.S. Rental Car segment with a fair value of $8 million. At September 31, 2016, there were no material amounts of assets or liabilities measured at fair value on a non-recurring basis.

See Note 10, "Tangible Asset Impairments and Asset Write-downs" for information regarding fair value adjustments.

Note 14—Accumulated Other Comprehensive Income

Accumulated Other Income (Loss)

Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are as follows:

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Unrealized Gains on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(102)	$(124)	$(19)	$—	$(245)
Other comprehensive income (loss) before reclassification	(20)	32	—	11	23
Amounts reclassified from accumulated other comprehensive loss	4	—	—	—	4
Distribution of Herc Holdings, Inc	20	95	—	—	115
Balance as of September 30, 2016	$(98)	$3	$(19)	$11	$(103)

Balance as of December 31, 2014	$(101)	$5	$(19)	$—	$(115)
Other comprehensive income (loss) before reclassification	—	(82)	—	—	(82)
Amounts reclassified from accumulated other comprehensive loss	7	—	—	—	7
Balance as of September 30, 2015	$(94)	$(77)	$(19)	$—	$(190)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 15—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated on the Company's balance sheet, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At September 30, 2016 and December 31, 2015, the Company's liability recorded for public liability and property damage matters was $424 million and $394 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party to during the nine months ended September 30, 2016 or the period after September 30, 2016, but before the filing of this Report on Form 10-Q.

Concession Fee Recoveries - In October 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company (“Enterprise”) was filed in the U.S. District Court for the District of Nevada (Enterprise became a defendant in a separate action which they have now settled.) The Sobel case is a consumer class action on behalf of all persons who rented vehicles from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges during the class period. In October 2014, the court entered final judgment against the Company and directed Hertz to pay the class approximately $42 million in restitution and $11 million in prejudgment interest, and to pay attorney's fees of $3.1 million with an additional $3.1 million to be paid from the restitution fund. In December 2014, Hertz timely filed an appeal of that final judgment with the U.S. Court of Appeals for the Ninth Circuit and the plaintiffs cross appealed the court's judgment seeking to challenge the lower court's ruling that Hertz did not deceive or mislead the class members. The matter has now been fully briefed by the parties. Oral argument has been set for December 12, 2016 in San Francisco. The Company continues to believe the outcome of this case will not be material to its financial condition, results of operations or cash flows.

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

Governmental Investigations - In June 2014, the Company was advised by the staff of the New York Regional Office of the SEC that it is investigating the events disclosed in certain of the Company’s filings with the SEC. In addition, in December 2014 a state securities regulator requested information and starting in June 2016 the Company has had communications with the United States Attorney's Office for the District of New Jersey regarding the same or similar events. The investigations and communications generally involve the restatements included in the Old Hertz Holdings Form 10‑K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission ("SEC") on July 16, 2015 (the "Old Hertz Holdings 2014 10-K") and related accounting for prior periods. The Company has and intends to continue to cooperate with all requests related to the foregoing. Due to the stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. Among other matters, the restatements included in the Old Hertz Holdings 2014 Form 10‑K addressed a variety of accounting matters involving the Company’s Brazil vehicle rental operations. The Company has identified certain activities in Brazil that raise issues under the Foreign Corrupt Practices Act and may raise issues under other federal and local laws, which the Company has self-reported to appropriate government entities and the processes with these government entities continue. The Company is continuing

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

to investigate these issues. At this time, the Company is unable to predict the outcome of these issues or estimate the range of reasonably possible losses, which could be material.

French Antitrust - In February 2015, the French Competition Authority issued a Statement of Objections claiming that several vehicle rental companies, including the Company and certain of its subsidiaries, violated French competition law by receiving historic market information from twelve French airports relating to the vehicle rental companies operating at those airports and by engaging in a concerted practice relating to train station surcharges. The Company believes that it has valid defenses and intends to vigorously defend against the allegations. At this time, the Company is unable to predict the likely outcome of the proceedings or range of reasonably possible losses, which could be material.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Revenues and adjusted pre-tax income (loss) by segment and the reconciliation to consolidated amounts are summarized below.

	Three Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
(In millions)	2016	2015	2016	2015
U.S. Rental Car	$1,707	$1,739	$173	$246
International Rental Car	683	687	142	151
All Other Operations	152	149	19	18
Total reportable segments	$2,542	$2,575	334	415
Corporate(1)			(122)	(126)
Consolidated adjusted pre-tax income (loss)			212	289
Adjustments:
Acquisition accounting(2)			(16)	(23)
Debt-related charges(3)			(11)	(14)
Loss on extinguishment of debt(4)			(20)	—
Restructuring and restructuring related charges(5)			(11)	(15)
Sale of CAR Inc. common stock(6)			—	56
Impairment charges and asset write-downs(7)			(28)	(6)
Finance and information technology transformation costs(8)			(14)	—
Other(9)			(4)	(31)
Income (loss) from continuing operations before income taxes			$108	$256

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Nine Months Ended September 30,
	Revenues		Adjusted Pre-Tax Income (Loss)
(In millions)	2016	2015	2016	2015
U.S. Rental Car	$4,697	$4,873	$312	$509
International Rental Car	1,656	1,679	179	203
All Other Operations	441	439	53	52
Total reportable segments	$6,794	$6,991	544	764
Corporate(1)			(385)	(396)
Consolidated adjusted pre-tax income (loss)			159	368
Adjustments:
Acquisition accounting(2)			(49)	(66)
Debt-related charges(3)			(36)	(44)
Loss on extinguishment of debt(4)			(40)	—
Restructuring and restructuring related charges(5)			(41)	(77)
Sale of CAR Inc. common stock(6)			75	56
Impairment charges and asset write-downs(7)			(31)	(15)
Finance and information technology transformation costs(8)			(40)	—
Other(9)			—	(37)
Income (loss) from continuing operations before income taxes			$(3)	$185

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and other equipment relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(4)
Primarily represents the second quarter 2016 write-off of deferred financing costs as a result of paying off the Senior Term Facility and various vehicle debt refinancings and an early redemption premium of $13 million and the write off of deferred financing costs associated with the redemption of all of the 7.50% Senior Notes during the third quarter 2016.

(5)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 9, "Restructuring." Also represents incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes consulting costs and legal fees related to the accounting review and investigation, primarily in 2015.

(6)	Represents the pre-tax gain on the sale of CAR Inc. common stock.

(7)
In 2016, primarily represents the third quarter impairment of certain assets used in the U.S. Car Rental segment in conjunction with a restructuring program. In 2015, primarily represents an impairment of the former Dollar Thrifty headquarters and a third quarter impairment of a building in the U.S. Car Rental Segment.

(8)
Represents external costs associated with the Company’s finance and information technology transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes. In the three months ended September 30, 2016, $2 million was incurred by U.S. RAC and $12 million was incurred by Corporate and in the nine months ended September 30, 2016, $11 million was incurred by U.S. RAC and $29 million was incurred by Corporate.

(9)
Includes miscellaneous and non-recurring items including but not limited to acquisition charges, integration charges, and other non-cash items. For the nine months ended September 30, 2016, also includes a settlement gain related to one of our airport locations. In the 2015 periods, also includes a $24 million charge recorded in our International RAC segment related to a French road tax matter.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Depreciation of revenue earning vehicles and lease charges, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
U.S. Rental Car	$462	$399	$1,298	$1,200
International Rental Car	116	114	300	310
All Other Operations	117	118	342	349
Total	$695	$631	$1,940	$1,859

Total assets

(In millions)	September 30, 2016	December 31, 2015
U.S. Rental Car	$13,035	$13,614
International Rental Car	4,493	3,002
All Other Operations	1,608	1,520
Corporate	1,991	1,983
Assets of discontinued operations	—	3,395
Total	$21,127	$23,514

The decrease in total assets for U.S. RAC is primarily due to a decrease in fleet receivables as a result of 2015 program vehicles returned to the original equipment manufacturer. The increase in total assets for International RAC is primarily due to an increase in cash as a result of the proceeds received from the issuance of the 4.125% Senior Notes due October 2021 along with an increase in revenue earning vehicles to meet seasonal demands.

Note 17—Related Party Transactions

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Equity of Hertz Global Holdings, Inc.

The articles of incorporation for Hertz Global authorized equity issuances commensurate with those of Old Hertz Holdings as adjusted for the one-to-five distribution ratio in the Spin-Off. As of September 30, 2016, there are 40 million shares of Hertz Global preferred stock authorized, par value $0.01 per share, 400 million shares of Hertz Global common stock authorized, par value $0.01 per share, and 2 million shares of treasury stock.

Share Repurchase Program

In connection with the Spin-Off, Hertz Global's board of directors approved a share repurchase program that authorizes Hertz Global to purchase up to $395.4 million of its common stock. In the third quarter of 2016, the Company repurchased 2 million shares for $100 million under the share repurchase program. This amount is included in treasury stock in the accompanying condensed consolidated balance sheet as of September 30, 2016. See also Part II, Item 2 "Unregistered Sales of Securities and Use of Proceeds."

Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

As described in Note 1, "Background", on June 30, 2016, the distribution date, Old Hertz Holdings stockholders of record as of the close of business on June 22, 2016 received one share of Hertz Global common stock for every five shares of Old Hertz Holdings common stock held as of the record date. Basic and diluted net income (loss) per share for the three and nine months ended September 30, 2015 is calculated using the weighted average number of basic, dilutive and anti-dilutive common shares outstanding during the periods, as adjusted for the one-to-five distribution ratio.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) from continuing operations	$44	$217	$(36)	$152
Net income (loss) from discontinued operations	(2)	20	(15)	51
Net income (loss), basic	$42	$237	$(51)	$203
Denominator:
Basic weighted average common shares	84	91	85	91
Dilutive stock options, RSUs and PSUs	1	—	—	1
Weighted average shares used to calculate diluted earnings per share	85	91	85	92
Antidilutive stock options, RSUs and PSUs	1	1	2	1
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.52	$2.38	$(0.42)	$1.67
Basic earnings (loss) per share from discontinued operations	(0.02)	0.22	(0.18)	0.56
Basic earnings (loss) per share	$0.50	$2.60	$(0.60)	$2.23

Diluted earnings (loss) per share from continuing operations	$0.52	$2.38	$(0.42)	$1.65
Diluted earnings (loss) per share from discontinued operations	(0.03)	0.22	(0.18)	0.56
Diluted earnings (loss) per share	$0.49	$2.60	$(0.60)	$2.21

Note 19—Subsequent Events

Non-Vehicle Debt

Senior Notes

In October 2016, Hertz redeemed $800 million in principal amount of its outstanding 6.75% Senior Notes due 2019. In connection with the redemption, Hertz paid a $14 million early redemption premium and $26 million for accrued and unpaid interest.

Vehicle Debt

Brazilian Vehicle Financing Facility

In October 2016, the Brazilian Vehicle Financing Facility was repaid in full and terminated.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") should be read in conjunction with the MD&A presented in the Old Hertz Holdings 2015 Form 10‑K filed on February 29, 2016 and the unaudited condensed consolidated financial statements and accompanying notes included in Item 1 of this Report on Form 10-Q, which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including vehicle depreciation and various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

In this MD&A we refer to certain key metrics and Non-GAAP measures, including the following:

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

Key metrics and Non-GAAP measures should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. The above key metrics and Non-GAAP measures are defined, and the Non-GAAP measures are reconciled to their most comparable U.S. GAAP measure, in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

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

Despite the fact that this was a reverse spin-off and the Company was spun off from Old Hertz Holdings and was the legal spinnee in the transaction, for accounting purposes, due to the relative significance of New Hertz to Old Hertz Holdings, the Company is considered the spinnor or divesting entity and Herc Holdings is considered the spinnee or divested entity. As a result, New Hertz, or Hertz Global, is the “accounting successor” to Old Hertz Holdings. As such, the historical financial information of the Company reflects the financial information of the equipment rental business and certain parent legal entities as discontinued operations.

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

•
Total revenues for U.S. RAC for the third quarter of 2016 decreased by 2% as compared to 2015 driven by a 3% decline in Total RPD, partially offset by a 1% increase in transaction days. Total revenues for U.S. RAC for the nine months ended September 30, 2016 decreased by 4% as compared to 2015 driven by a 7% decline in Total RPD, partially offset by a 3% increase in transaction days;

•
Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased 16% to $462 million from $399 million for the third quarter of 2016 versus 2015 and increased 8% to $1,298 million from $1,200 million for the nine months ended September 30, 2016 versus 2015. Net depreciation per unit per month in U.S. RAC increased 14% to $304 from $267 for the third quarter of 2016 versus 2015 and increased 10% to $295 from $267 for the nine months ended September 30, 2016 versus 2015. The increases are the result of declining residual values on non-program vehicles, a higher mix of non-program vehicles and higher vehicle acquisition costs;

•
Total revenues for International RAC decreased 1% for both the third quarter and nine months of 2016 versus 2015. Excluding the impact of foreign currency, total revenues for International RAC increased $9 million, or 1% for the third quarter 2016 versus 2015, driven by a 2% increase in transaction days, partially offset by a 1% decrease in Total RPD, on a constant currency basis. Excluding the impact of foreign currency, total revenues for International RAC increased $22 million, or 1% for the nine months ended September 30, 2016 versus 2015, driven by a 2% increase in transaction days and flat Total RPD;

•
Depreciation of revenue earning vehicles and lease charges, net for International RAC increased 2% to $116 million from $114 million for the third quarter of 2016 versus 2015, due to declining residual values and decreased 3% to $300 million from $310 million for the nine months ended September 30, 2016 versus 2015, due to improved vehicle procurement, vehicle mix changes and optimized remarketing channels, partially offset by declining residual values. On a constant currency basis, net depreciation per unit per month for International RAC increased 1% to $188 from $187 for the third quarter of 2016 versus 2015 and decreased 3% to $187 from $193 for the nine months ended September 30, 2016 versus 2015;

•
The Company realized cost savings of approximately $90 million in the third quarter 2016 and $260 million for the nine months ended September 30, 2016. In addition to vehicle related initiatives, consolidated unit costs for the Company, defined as consolidated direct vehicle and operating and selling, general and administrative expenses per transaction day, were flat as compared to the third quarter of 2015 and decreased $1.31, or 4%, as compared to the nine months ended September 30, 2015.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•
During the third quarter 2016, we paid a $13 million early redemption premium associated with the redemption of the 7.50% Senior Notes and wrote-off $7 million of deferred financing costs as a result of the redemption of the 7.50% Senior Notes and other debt terminations. In addition to the third quarter 2016 activity, during the nine months of 2016 we wrote-off $20 million of deferred financing costs as a result of paying off our Senior Term Facility and various vehicle debt refinancings;

•
Recorded $28 million of net impairments and asset write-downs during the third quarter of 2016 compared to $6 million in 2015. Recorded $31 million of net impairments and asset write-downs during the nine months ended September 30, 2016 compared to $26 million during the nine months ended September 30, 2015;

•
The Company terminated its Senior Credit Facilities, executed new financings and amended and extended the maturities of several existing financing arrangements such that the maturities of our non-vehicle debt through 2019 were reduced from approximately $4.3 billion at December 31, 2015 to approximately $700 million after taking into account the October 2016 redemption of our 6.75% Senior Notes;

•
Recorded $14 million and $40 million in finance and information technology transformation costs during the third quarter and nine months ended September 30, 2016, respectively, with no comparable costs in the third quarter and nine months ended September 30, 2015;

•
International RAC's public liability and property damage (“PLPD”) expense increased $8 million in the third quarter 2016 as compared to 2015 and increased $31 million for the nine months 2016 as compared to 2015. The increase is due to case development and adverse experience on claims, including an unanticipated charge of $20 million in the second quarter 2016 to increase the amount accrued for this liability due to case development of claims in the United Kingdom. While the company cannot be assured that additional exposure may not materialize in future quarters, the company has proactively addressed the root cause of the impact from claims in the United Kingdom and changed its business practices accordingly;

•
Recorded $11 million in restructuring and restructuring related expenses during the third quarter of 2016 compared to $15 million during the third quarter of 2015. Recorded $41 million in restructuring and restructuring related expenses during the nine months ended September 30, 2016 compared to $77 million in 2015. Included in these amounts were $7 million in consulting, audit and legal costs associated with the restatement and investigation activities during the nine months ended September 30, 2016, compared to $9 million and $32 million during the three and nine months ended September 30, 2015, respectively. There were no amounts recorded in the third quarter of 2016 associated with these costs;

•
The Company sold 204 million shares of common stock of CAR Inc., a publicly traded company on the Hong Kong Stock Exchange, in the first quarter of 2016 for net proceeds of approximately $233 million, recognizing a pre-tax gain of $75 million. During the third quarter of 2015, we sold approximately 60 million shares of common stock of CAR Inc. for net proceeds of approximately $100 million, recognizing a pre-tax gain of $56 million;

•
The Company recognized $6 million and $14 million of other income from its equity investment in CAR Inc. in the third quarter and nine months ended September 30, 2015, respectively. As a result of monetizing the investment in late 2015 and early 2016, the Company recognized only $6 million from this investment in the nine months ended September 30, 2016;

•	During the third quarter 2016, we repurchased approximately 2 million shares of our common stock at an aggregate purchase price of approximately $100 million under our share repurchase program;

•
In an effort to focus its resources on continuing to grow the Hertz, Dollar and Thrifty brands, the Company substantially transitioned its Firefly operations to its Thrifty brand in the U.S. market during the second quarter of 2016; and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•
The Company continues to invest in its information technology transformation which will increase the customer experience and back-office efficiency and effectiveness, as well as pursue strategic investments in the new mobility space through its investments.

For more information on the above highlights, see the discussion of our results on a consolidated basis and by segment that follows herein.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions)	2016	2015		2016	2015
Total revenues	$2,542	$2,575	(1)%	$6,794	$6,991	(3)%
Direct vehicle and operating expenses	1,353	1,345	1	3,778	3,838	(2)
Depreciation of revenue earning vehicles and lease charges, net	695	631	10	1,940	1,859	4
Selling, general and administrative expenses	227	218	4	685	692	(1)
Interest expense, net:
Vehicle	72	65	11	211	189	12
Non-vehicle	84	88	(5)	269	258	4
Interest expense, net	156	153	2	480	447	7
Other (income) expense, net	3	(28)	NM	(86)	(30)	187
Income (loss) from continuing operations, before income taxes	108	256	(58)	(3)	185	NM
(Provision) benefit for taxes on income (loss) of continuing operations	(64)	(39)	64	(33)	(33)	—
Net income (loss) from continuing operations	44	217	(80)	(36)	152	NM
Net income (loss) from discontinued operations	(2)	20	NM	(15)	51	NM
Net income (loss)	$42	$237	(82)	$(51)	$203	NM
Adjusted pre-tax income (loss)(a)	$212	$289	(27)	$159	$368	(57)

Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Total revenues decreased $33 million, or 1%, primarily due to a decrease in U.S. RAC revenues of $32 million and a decrease in International RAC revenues of $4 million. Lower U.S. RAC revenues were predominantly the result of lower rental rates, partially offset by an increase in transaction days. The impact of transaction days counting methodology related to the integration of Dollar and Thrifty to the Hertz counter system and non-rental related declines in areas such as fuel-related ancillary revenue had an unfavorable impact on U.S. RAC pricing year over year. Volume in our U.S. RAC segment was flat in our airport business and increased 4% in our off-airport business versus 2015. Excluding the impact of foreign currency, revenues for International RAC increased $9 million period over period.

The increase in direct vehicle and operating expenses of $8 million, or 1% year over year, was primarily due to an increase in our International RAC segment of $8 million, as a result of an $8 million increase in PLPD expense as a result of adverse experience and case development, a $7 million increase in commissions expense resulting from additional broker contracts and a $5 million increase in vehicle damage expense. The increases are partially offset by a $5 million decrease in bad debt and facilities expenses and a $4 million decrease in fuel related expenses. Excluding an $11 million impact of foreign currency, International RAC's direct vehicle and operating expenses increased

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

approximately $19 million, or 6%. Direct vehicle and operating expenses in our U.S. RAC segment were flat due to a $22 million increase in other direct vehicle and operating expenses primarily due to $28 million in impairment charges and asset write-downs related to restructuring programs initiated in the third quarter of 2016, offset by a $20 million decrease in transaction variable expenses.

Depreciation of revenue earning vehicles and lease charges, net in the third quarter 2016 increased $64 million compared to the third quarter of 2015 primarily due to a $63 million increase in the U.S. RAC segment, driven by declining residual values on non-program vehicles, a higher mix of non-program vehicles and higher vehicle acquisition costs year over year.

Selling, general and administrative expenses (“SG&A”) increased $9 million, or 4%, in the third quarter of 2016 versus 2015 primarily due to a $7 million increase in our U.S. RAC segment due to increased advertising and information technology transformation costs related to initiatives that began in 2016. Despite $12 million of finance and information technology transformation costs, our Corporate SG&A expense was down slightly as a result of $9 million of consulting, audit and legal costs charged in the third quarter 2015 associated with the Company's restatement and investigation activities which did not recur in the third quarter 2016 and a $7 million decrease in incentive compensation.

Vehicle interest expense, net increased $7 million, or 11%, primarily due to an increase in interest expense of $11 million largely driven by higher rates and $1 million of write-offs of deferred financing costs associated with the termination of HVFII commitments under the Series 2014-A Notes during the third quarter 2016, partially offset by a reduction in interest expense from lower outstanding obligations.

Non-vehicle interest expense, net decreased $4 million, or 5%, primarily due to a $31 million reduction in interest expense from lower outstanding obligations mostly driven by the repayment and termination of the Senior Term Facility at the time of the Spin-Off , partially offset by an $9 million increase from higher rates, a $13 million premium associated with the early redemption of all of the 7.50% Senior Notes and $6 million of write-offs of deferred financing costs as a result of the redemption and other non-vehicle debt terminations during the third quarter 2016.

We had other income of $3 million in the third quarter 2016 as compared to other expense of $28 million in the third quarter of 2015, which was primarily comprised of a $24 million charge recorded in the third quarter 2015 in our International RAC segment related to a French road tax matter.

The effective tax rate for the third quarter of 2016 was 59% as compared to 15% in the third quarter of 2015. The effective tax rate for the full fiscal year 2016 is expected to be approximately 16%. The Company recorded a tax provision of $64 million in the third quarter 2016, as compared to a provision of $39 million in the third quarter 2015. The provision for the three months ended September 30, 2015 included a one-time benefit of $23 million resulting from the release of a foreign valuation allowance and a benefit from a transfer pricing adjustment.

The Company completed the Spin-Off of its global equipment rental business on June 30, 2016, therefore, there are no pre-tax discontinued operations during the third quarter 2016. See Note 3, "Discontinued Operations," for additional information.

We had adjusted pre-tax income of $212 million in the third quarter 2016 compared with adjusted pre-tax income of $289 million in the third quarter 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Total revenues decreased $197 million, or 3%, due primarily to decreases in U.S. RAC and International RAC revenues of $176 million and $23 million, respectively. Total RPD in our U.S. RAC segment declined 7% driven predominantly by lower rental rates, partially offset by a 3% increase in transaction days.The impact of transaction days counting methodology related to the integration of Dollar and Thrifty to the Hertz counter system and non-rental related declines in areas such as fuel-related ancillary revenue had an unfavorable impact on U.S. RAC pricing year over year. Volume in our U.S. RAC segment increased 3% in our airport business and increased 4% in our off-airport business versus 2015. Excluding a $45 million impact of foreign currency, revenues in our International RAC segment increased $22 million, or 1% during the nine months of 2016.

The decrease in direct vehicle and operating expenses of $60 million, or 2%, was primarily due to a decrease in our U.S. RAC segment of $84 million comprised of a $38 million decrease in transaction variable expense, a $22 million decrease in vehicle related expenses, a $22 million decrease in personnel related expenses and a decrease in other direct vehicle expenses of $2 million as compared to the nine months of 2015. Partially offsetting the decrease is an increase in International RAC of $29 million primarily due to an increase in PLPD expense of $31 million as a result of adverse experience and case development, a $13 million increase in vehicle damage expense and due to the favorable impact of $16 million in 2015 resulting from non-recurring items. These were partially offset by a $19 million decrease in bad debt, facilities, computer, commissions and reservation expenses and a $7 million decrease in fuel related expense. Excluding the $35 million impact of foreign currency, direct vehicle and operating expenses for International RAC increased $64 million, or 7%.

Depreciation of revenue earning vehicles and lease charges, net increased $81 million, or 4%, due to a $98 million increase in our U.S. RAC segment due to declining residual values on non-program vehicles, a higher mix of non-program vehicles and higher vehicle acquisition costs year over year, partially offset by a decrease of $10 million in our International RAC segment driven by improved vehicle procurement, vehicle mix changes and optimized remarketing channels, partially offset by a decline in residual values.

Selling, general and administrative expenses (“SG&A”) decreased $7 million, or 1%, in the nine months of 2016 compared with 2015. The decrease was due to a $16 million decrease in SG&A expense in our International RAC segment primarily due to $9 million of accruals, expenses, charges, and write-downs recorded in the second quarter of 2015 in connection with the termination of a contract with no comparable charges in 2016. Our Corporate SG&A expenses decreased $16 million due to a $15 million decrease in general consulting costs, a $25 million decrease in consulting, audit and legal costs associated with the restatement and investigation activities and a $7 million reduction in incentive compensation, partially offset by $29 million of finance and information technology transformation costs which are related to initiatives that began in 2016. The decreases in International RAC and Corporate were partially offset by an $18 million increase in SG&A in our U.S. RAC segment driven by finance and information technology transformation costs for the segment of $11 million as well as increased advertising and administrative expenses.

Vehicle interest expense, net increased $22 million, or 12%, primarily due to an increase in interest expense of $31 million largely driven by higher rates and $7 million of write-offs of deferred financing costs associated with the termination and refinancing of various vehicle debt during the nine months 2016, partially offset by a $13 million reduction in amortization of deferred financing costs and other debt related charges.

Non-vehicle interest expense, net increased $11 million, or 4%, primarily due to a $22 million increase from higher rates, a $13 million premium associated with the early redemption of all of the 7.50% Senior Notes and $20 million of write-offs of deferred financing costs associated with the redemption as well as the termination of the Senior Term Facility at the time of the Spin-Off, partially offset by a $45 million reduction in interest expense from lower outstanding obligations mostly driven by the repayment and termination of the Senior Term Facility.

Other income of $86 million for the nine months of 2016 was primarily comprised of a $75 million gain on the sale of common stock of CAR Inc. and a $9 million settlement gain related to an eminent domain case at one of our U.S. airport locations. Other income of $30 million for the nine months of 2015 was primarily comprised of a $56 million

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

gain on the sale of common stock of CAR Inc., partially offset by a $24 million charge in our International RAC segment related to a French road tax matter.

The effective tax rate for the nine months of 2016 was (1,100)% as compared to 18% in the nine months of 2015. The effective tax rate for the full fiscal year 2016 is expected to be approximately 16%. The effective tax rate for the nine months of 2016 is not meaningful because of the correlation of the tax expense to the entities with a pre-tax loss for which no benefit is recognized. There was a tax provision of $33 million for each of the nine months of 2016 and 2015.

Due to the Spin-Off, the results for discontinued operations in the nine months of 2016 are not comparable to the discontinued operations in the nine months of 2015.

We had adjusted pre-tax income of $159 million in the nine months of 2016 compared with adjusted pre-tax income of $368 million in the nine months of 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of adjustments on a consolidated basis.

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended September 30,		Percent Increase/(Decrease)		Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2016	2015			2016	2015
Total revenues	$1,707	$1,739	(2)%		$4,697	$4,873	(4)%
Direct vehicle and operating expenses	$986	$988	—		$2,772	$2,856	(3)
Depreciation of revenue earning vehicles and lease charges, net	$462	$399	16		$1,298	$1,200	8
Income (loss) before income taxes	$124	$212	(42)		$207	$399	(48)
Adjusted pre-tax income (loss)(a)	$173	$246	(30)		$312	$509	(39)
Transaction days (in thousands)(b)	38,280	37,946	1		108,212	104,960	3
Total RPD (in whole dollars)(c)	$44.10	$45.41	(3)		$42.89	$46.04	(7)
Average vehicles(d)	505,800	497,700	2		488,700	499,600	(2)
Vehicle utilization(d)	82%	83%	(60)	bps	81%	77%	390	bps
Revenue per available car day (in whole dollars)(e)	$36.27	$37.63	(4)		$34.66	$35.43	(2)
Net depreciation per unit per month (in whole dollars)(f)	$304	$267	14		$295	$267	10
Program vehicles as a percentage of average vehicles at period end	8%	28%	N/A		8%	28%	N/A
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
N/A - Not Applicable

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Total U.S. RAC revenues were $1.7 billion in the third quarter of 2016, a decrease of 2% from the third quarter of 2015. A 3% decrease in Total RPD, driven primarily by lower rental rates due in part to an increase in weekly versus daily rentals, was partially offset by a 1% increase in transaction days during the quarter. The impact of transaction days

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

counting methodology related to the integration of Dollar and Thrifty to the Hertz counter system and non-rental related declines in areas such as fuel-related ancillary revenue had an approximately 200 basis point unfavorable impact on pricing year over year. Volume was flat in our U.S. RAC airport business and increased 4% in our off-airport business versus 2015 due primarily to increases in the number of insurance replacement rentals due to vehicle damage as a result of severe weather conditions during the quarter. Off airport revenues comprised 26% of total rental revenues for the segment in the third quarter of 2016 as compared to 24% in the third quarter of 2015.

Direct vehicle and operating expenses for U.S. RAC were virtually flat period over period, primarily due to the following:

•	Vehicle related expenses increased slightly year over year primarily due to:

▪
Increased gross collision expense of $10 million primarily due to severe weather activity, offset by a $7 million improvement in customer damage collections and improvements from short term maintenance expense of $4 million driven primarily by a reduction in the number of program vehicles returned to the manufacturer in the third quarter of 2016 versus 2015;

▪	Severe weather also drove a slight increase in transportation expense as an abnormal level of fleet activity was required to rebalance fleet levels in those affected markets.

•	Personnel expense was comparable with the third quarter of 2015.

•
Transaction variable expense decreased $20 million due to decreased concessions and credit card expense of $12 million as a result of lower airport revenues and lower fuel expenses of $9 million primarily due to lower fuel prices, partially offset by increased optional insurance liability expense of $3 million;

•
Other direct vehicle and operating expenses increased $22 million from the third quarter of 2015, primarily driven by $28 million in impairment charges and asset write-downs related to restructuring programs initiated in the third quarter of 2016, partially offset by information technology cost savings of $7 million.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the three months ended September 30, 2016 and 2015, depreciation rates being used to compute the provision for depreciation of revenue earning vehicles were adjusted on certain vehicles in our rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold. These depreciation rate changes in our U.S. RAC operations resulted in a net increase in depreciation expense of $39 million and $11 million based on the reviews completed during the third quarter of 2016 and 2015, respectively. The rate changes reflect declining residual values of the vehicles.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased $63 million, or 16% when compared with the third quarter of 2015. The increases year over year are primarily the result of declining residual values on non-program vehicles, a higher mix of non-program vehicles and higher vehicle acquisition costs year over year. Net depreciation per unit per month increased to $304 in the third quarter of 2016 compared to $267 in the third quarter of 2015, and average vehicles increased 2% over the same period. Vehicle utilization declined by 60 basis points primarily driven by an increase in out of service vehicles as a result of manufacturer recalls.

U.S. RAC had income before income taxes of $124 million in the third quarter of 2016, compared to income before income taxes of $212 million in the prior year period. The decrease was driven by the impact of lower revenues and increased depreciation expense as discussed above, as well as a $7 million increase in SG&A expense due to increased advertising and information technology transformation costs related to initiatives that began in 2016, partially offset by a $7 million decrease in interest expense, net and a $5 million decrease in other expenses.

U.S. RAC had adjusted pre-tax income of $173 million in the third quarter of 2016, compared to adjusted pre-tax income of $246 million in the third quarter of 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Total U.S. RAC revenues were $4.7 billion in the nine months of 2016, a decrease of 4% from the nine months of 2015. Total RPD declined 7% driven predominantly by lower rental rates due in part to an increase in weekly versus daily rentals, partially offset by a 3% increase in transaction days. The impact of transaction days counting methodology related to the integration of Dollar and Thrifty to the Hertz counter system and non-rental related declines in areas such as fuel-related ancillary revenue had an approximately 230 basis point unfavorable impact on pricing year over year.
Volume for U.S. RAC increased 3% in our airport business and increased 4% in our off-airport business versus 2015 due primarily to increases in the number of insurance replacement rentals due to vehicle damage as a result of severe weather conditions and due to manufacturers' recalls during the nine months of 2016, partially offset by the impact of airport rental volume declines and off-airport store closures in the nine months of 2015. Off airport revenues comprised 26% of total revenues for the segment in the nine months of 2016 and 24% for 2015.

Direct vehicle and operating expenses for U.S. RAC decreased $84 million, or 3%, primarily due to the following:

•	Vehicle related expenses decreased $22 million year over year primarily due to:

•
Decreased collision and short term maintenance expense of $15 million driven primarily by $17 million of process improvements leading to increased customer collections on damage claims and an $8 million decrease in the costs to prepare vehicles for turn-back due to a reduction in the number of program vehicles returned to the manufacturer year over year, partially offset by a $11 million increase in collision expense driven by storm related activity and a higher number of collisions year over year;

•
Decreased maintenance costs of $11 million primarily due to a reduction in the average age of our revenue earning vehicles, which requires less maintenance as compared to 2015 and improved pricing through parts and supplier sourcing;

•	Severe weather also drove a slight increase in transportation expense as an abnormal level of fleet activity was required to rebalance fleet levels in those affected markets.

•
Personnel related expenses decreased $22 million as compared to the nine months of 2015, primarily due to a $13 million improvement in benefits expense, resulting from a decrease in worker's compensation reserves based on experience, and a $5 million decrease in incentive compensation.

•
Transaction variable expenses decreased $38 million due to decreased concessions and credit card expense of $28 million as a result of lower revenues and lower fuel expense of $29 million from the nine months of 2015 primarily due to lower fuel prices, partially offset by an increase in optional insurance liability expense of $20 million.

•
Other direct vehicle and operating expenses decreased $2 million primarily due to a net $22 million of information technology cost savings resulting from the previously announced initiatives, offset by $19 million increase in restructuring expenses.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. During the nine months of 2016 and 2015, depreciation rates being used to compute the provision for depreciation of revenue earning vehicles were adjusted on certain vehicles in our rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold. Based on the quarterly reviews completed during the nine months of 2016 and 2015, depreciation rate changes in our U.S. RAC operations resulted in a net increase in depreciation expense of $88 million and $83 million, respectively. The rate changes reflect declining residual values and a reduction in the planned hold period of certain vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased by $98 million, or 8% when compared with the nine months of 2015. The increases year over year are primarily the result of declining residual values on non-program vehicles, a higher mix of non-program vehicles and higher vehicle acquisition costs year over year. Net depreciation per unit per month increased to $295 in the nine months of 2016 as compared to $267 in the nine months of 2015, partially offset by a 400 basis point improvement in vehicle utilization driven primarily by disciplined capacity and vehicle management that enabled a 2% year over year decline in US RAC average vehicles for the period.

Income before income taxes for U.S. RAC decreased $192 million, or 48%, from the nine months of 2015 due primarily to the impact of lower revenues and increased depreciation expense on our revenue earning vehicles, partially offset by decreased direct vehicle and operating expenses as discussed above.

U.S. RAC had adjusted pre-tax income of $312 million in the nine months of 2016, compared to $509 million in the nine months of 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of these adjustments on a consolidated basis.

International Rental Car

	Three Months Ended September 30,		Percent Increase/(Decrease)		Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2016	2015			2016	2015
Total revenues	$683	$687	(1)%		$1,656	$1,679	(1)%
Direct vehicle and operating expenses	$359	$351	2		$979	$950	3
Depreciation of revenue earning vehicles and lease charges, net	$116	$114	2		$300	$310	(3)
Income (loss) before income taxes	$134	$121	11		$162	$159	2
Adjusted pre-tax income (loss)(a)	$142	$151	(6)		$179	$203	(12)
Transaction days (in thousands)(b)	15,133	14,814	2		37,747	37,112	2
Total RPD (in whole dollars)(c)	$44.80	$45.23	(1)		$43.39	$43.60	—
Average vehicles(d)	204,100	198,200	3		176,900	171,900	3
Vehicle utilization(d)	81%	81%	(70)	bps	78%	79%	(120)	bps
Revenue per available car day (in whole dollars)(e)	$36.11	$36.74	(2)		$33.79	$34.48	(2)
Net depreciation per unit per month (in whole dollars)(f)	$188	$187	1		$187	$193	(3)
Program vehicles as a percentage of average vehicles at period end	43%	44%	N/A		43%	44%	N/A

Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
N/A - Not Applicable

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Total revenues for International RAC decreased $4 million, or 1%, when compared with the prior-year period. Excluding a $13 million impact of foreign currency, total revenues increased $9 million, or 1%, driven by a 2% increase in transaction days, partially offset by a 1% decrease in Total RPD, on a constant currency basis, resulting from lower rental rates due to brand mix and lower than expected demand from our long haul business following the recent terrorist attacks in Europe.

Direct vehicle and operating expenses for International RAC increased $8 million, or 2%, from the prior year, primarily due to an $8 million increase in PLPD expense due to case development, a $7 million increase in commissions expense resulting from additional broker contracts and a $5 million increase in vehicle damage expense. The increases are partially offset by a $5 million decrease in bad debt and facilities expenses and a $4 million decrease in fuel related expenses. Excluding an $11 million impact of foreign currency, direct vehicle and operating expenses increased approximately $19 million, or 6%.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $2 million, or 2%, from the third quarter of 2015, primarily due to a decline in residual values. Excluding the $3 million impact of foreign currency, depreciation of revenue earning vehicles and lease charges, net increased $5 million, or 5%. Net depreciation per unit per month increased 1% to $188 from $187 year over year, excluding currency effects on a constant currency basis.

International RAC had income before income taxes of $134 million in the third quarter 2016 as compared to income of $121 million in 2015 due to a $24 million decrease in other expense driven by charges recorded in the third quarter 2015 related to a French road tax matter with no comparable charges in third quarter 2016, partially offset by the factors discussed above.

Adjusted pre-tax income was $142 million for International RAC in the third quarter of 2016 as compared to $151 million in the third quarter of 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Total revenues for International RAC decreased $23 million, or 1%, as compared with the prior-year period. Excluding a $45 million impact of foreign currency, revenues increased $22 million, or 1% during the nine months of 2016, driven by a 2% increase in transaction days while Total RPD for the segment, on a constant currency basis, was flat. Nine month 2016 revenues were negatively impacted by the recent terror attacks in Europe.

Direct vehicle and operating expenses for International RAC increased $29 million, or 3%, from the prior year period, primarily due to an increase in PLPD expense of $31 million as a result of adverse experience and case development, a $13 million increase in vehicle damage expense and due to the favorable impact of $16 million in 2015 resulting from non-recurring items. These were partially offset by a $19 million decrease in bad debt, facilities, computer, commissions and reservation expenses and a $7 million decrease in fuel related expense. Excluding the $35 million impact of foreign currency, direct vehicle and operating expenses increased approximately $64 million, or 7%.

Depreciation of revenue earning vehicles and lease charges, net for International RAC decreased $10 million, or 3% from the nine months of 2015, due to improved vehicle procurement, vehicle mix changes and optimized remarketing channels, partially offset by a decline in residual values. Excluding the $9 million impact of foreign currency, depreciation of revenue earning vehicles and lease charges, net decreased $1 million. Net depreciation per unit per month decreased 3% to $187 from $193 year over year, excluding currency effects on a constant currency basis.

Income before income taxes for International RAC was $162 million in the nine months of 2016 as compared to $159 million in 2015 due to the decrease in depreciation discussed above, a $24 million decrease in other expense driven by charges recorded in the third quarter 2015 related to a French road tax matter and a $16 million decrease in SG&A expense in 2016, primarily resulting from $9 million of accruals, expenses, charges, and write-downs recorded in the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

second quarter of 2015 in connection with the termination of a contract. Partially offsetting these decreases are lower revenues and higher direct vehicle and operating expenses as discussed above.

Adjusted pre-tax income for International RAC was $179 million in the nine months of 2016 as compared to $203 million in the nine months of 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

The terror attacks in Europe in 2016 are having a negative impact on the travel sector and particularly international inbound travel into Europe. Specifically, we had negative volume growth in our European operations of 6% in our inbound leisure business in the third quarter 2016 as compared to the third quarter of 2015, following a similar decline in Q2, while we grew at 10% year over year in the first quarter of 2016 and 13% in the full year 2015. The resulting volume decline has lead to over-fleeting in Europe and a negative impact on revenue per day. We expect the impact to continue in the fourth quarter 2016, and negatively impact our full year 2016 operating results for Europe by approximately $10 million to $15 million, on a constant currency basis. Additionally, while it is too early to determine what, if any, impact, the United Kingdom’s vote in June 2016 to leave the European Union will have on our business, we have seen no material impact to date and will continue to monitor the situation.

All Other Operations

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions)	2016	2015		2016	2015
Total revenues	$152	$149	2%	$441	$439	—%
Direct vehicle and operating expenses	$6	$6	—	$17	$17	—
Depreciation of revenue earning vehicles and lease charges, net	$117	$118	(1)	$342	$349	(2)
Income (loss) before income taxes	$12	$14	(14)	$42	$42	—
Adjusted pre-tax income (loss)(a)	$19	$18	6	$53	$52	2
Average vehicles - Donlen	173,300	160,500	8	167,600	164,900	2
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

The results of our Donlen operations for the three and nine months ended September 30, 2016 were comparable to the same periods in 2015. In the third quarter 2016, there was an increase in the fleet size that Donlen manages due to additional vehicles acquired by customers.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Adjusted pre-tax income (loss):
U.S. Rental Car	$173	$246	$312	$509
International Rental Car	142	151	179	203
All Other Operations	19	18	53	52
Total reportable segments	334	415	544	764
Corporate(1)	(122)	(126)	(385)	(396)
Consolidated adjusted pre-tax income (loss)	212	289	159	368
Adjustments:
Acquisition accounting(2)	(16)	(23)	(49)	(66)
Debt-related charges(3)	(11)	(14)	(36)	(44)
Loss on extinguishment of debt(4)	(20)	—	(40)	—
Restructuring and restructuring related charges(5)	(11)	(15)	(41)	(77)
Sale of CAR Inc. common stock(6)	—	56	75	56
Impairment charges and asset write-downs(7)	(28)	(6)	(31)	(15)
Finance and information technology transformation costs(8)	(14)	—	(40)	—
Other(9)	(4)	(31)	—	(37)
Income (loss) from continuing operations before income taxes	$108	$256	$(3)	$185

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and other equipment relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(4)
Primarily represents the second quarter 2016 write-off of deferred financing costs as a result of paying off the Senior Term Facility and various vehicle debt refinancings and an early redemption premium of $13 million and the write off of deferred financing costs associated with the redemption of all of the 7.50% Senior Notes during the third quarter 2016.

(5)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP. For further information on restructuring costs, see Note 9, "Restructuring." Also represents incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes consulting costs and legal fees related to the accounting review and investigation, primarily in 2015.

(6)	Represents the pre-tax gain on the sale of CAR Inc. common stock.

(7)
In 2016, primarily represents the third quarter impairment of certain assets used in the U.S. Car Rental segment in conjunction with a restructuring program. In 2015, primarily represents an impairment of the former Dollar Thrifty headquarters and a third quarter impairment of a building in the U.S. Car Rental Segment.

(8)
Represents external costs associated with the Company’s finance and information technology transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes. In the three months ended September 30, 2016, $2 million was incurred by U.S. RAC and $12 million was incurred by Corporate and in the nine months ended September 30, 2016, $11 million was incurred by U.S. RAC and $29 million was incurred by Corporate.

(9)
Includes miscellaneous and non-recurring items including but not limited to acquisition charges, integration charges, and other non-cash items. For the nine months ended September 30, 2016, also includes a settlement gain related to one of our airport locations. In the 2015 periods, also includes a $24 million charge recorded in our International RAC segment related to a French road tax matter.

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

The following tables reconcile our rental car segment revenues to our total rental revenue and total revenue per transaction day (based on December 31, 2015 foreign exchange rates) for the three and nine months ended September 30, 2016 and 2015 ($ in millions, except for Total RPD):

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
($ in millions, except as noted)	2016	2015	2016	2015
Revenues	$1,707	$1,739	$683	$687
Ancillary retail vehicle sales revenue	(19)	(16)	—	—
Foreign currency adjustment	—	—	(5)	(17)
Total rental revenue	$1,688	$1,723	$678	$670
Transaction days (in thousands)	38,280	37,946	15,133	14,814
Total RPD (in whole dollars)	$44.10	$45.41	$44.80	$45.23

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2016	2015	2016	2015
Revenues	$4,697	$4,873	$1,656	$1,679
Ancillary retail vehicle sales revenue	(56)	(41)	—	—
Foreign currency adjustment	—	—	(18)	(61)
Total rental revenue	$4,641	$4,832	$1,638	$1,618
Transaction days (in thousands)	108,212	104,960	37,747	37,112
Total RPD (in whole dollars)	$42.89	$46.04	$43.39	$43.60

(d)
Average vehicles is determined using a simple average of the number of vehicles at the beginning and end of a given period. Among other things, average vehicles is used to calculate our vehicle utilization which represents the portion of our vehicles that are being utilized to generate revenue. Vehicle utilization is calculated by dividing total transaction days by available car days.

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
	2016	2015	2016	2015
Transaction days (in thousands)	38,280	37,946	15,133	14,814
Average vehicles	505,800	497,700	204,100	198,200
Number of days in period	92	92	92	92
Available car days (in thousands)	46,534	45,788	18,777	18,234
Vehicle utilization	82%	83%	81%	81%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
	2016	2015	2016	2015
Transaction days (in thousands)	108,212	104,960	37,747	37,112
Average vehicles	488,700	499,600	176,900	171,900
Number of days in period	274	273	274	273
Available car days (in thousands)	133,904	136,391	48,471	46,929
Vehicle utilization	81%	77%	78%	79%

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

The following tables reconcile our rental car segments' total rental revenues to our revenue per available car day (based on December 31, 2015 foreign exchange rates) for the three and nine months ended September 30, 2016 and 2015:

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2016	2015	2016	2015
Total rental revenue	$1,688	$1,723	$678	$670
Available car days (in thousands)	46,534	45,788	18,777	18,234
Revenue per available car day (in whole dollars)	$36.27	$37.63	$36.11	$36.74

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2016	2015	2016	2015
Total rental revenue	$4,641	$4,832	$1,638	$1,618
Available car days (in thousands)	133,904	136,391	48,471	46,929
Revenue per available car day (in whole dollars)	$34.66	$35.43	$33.79	$34.48

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
($ in millions, except as noted)	2016	2015	2016	2015
Depreciation of revenue earning vehicles and lease charges	$462	$399	$116	$114
Foreign currency adjustment	—	—	(1)	(3)
Adjusted depreciation of revenue earning vehicles and lease charges, net	$462	$399	$115	$111
Average vehicles	505,800	497,700	204,100	198,200
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by average vehicles (in whole dollars)	$913	$802	$563	$560
Number of months in period	3	3	3	3
Net depreciation per unit per month (in whole dollars)	$304	$267	$188	$187

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2016	2015	2016	2015
Depreciation of revenue earning vehicles and lease charges	$1,298	$1,200	$300	$310
Foreign currency adjustment	—	—	(3)	(11)
Adjusted depreciation of revenue earning vehicles and lease charges, net	$1,298	$1,200	$297	$299
Average vehicles	488,700	499,600	176,900	171,900
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by average vehicles (in whole dollars)	$2,656	$2,402	$1,679	$1,739
Number of months in period	9	9	9	9
Net depreciation per unit per month (in whole dollars)	$295	$267	$187	$193

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

As of September 30, 2016, we had $1.4 billion of cash and cash equivalents, of which a portion was used in October 2016 to repay $800 million in principal amount of the 6.75% Senior Notes. As of September 30, 2016, we had $324 million of restricted cash. Of these amounts as of September 30, 2016, $408 million of cash and cash equivalents and $62 million of restricted cash was held by our subsidiaries outside of the United States, Canada and Puerto Rico. Repatriation of some of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes. Except for repatriation of some income previously taxed in the U.S., we consider this cash to be permanently reinvested. In the second quarter of 2016, we changed our assertion with respect to previously taxed income and made a distribution of income previously taxed in the U.S. which resulted in minimal tax impact from foreign exchange.

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

Cash Flows

As of September 30, 2016, we had cash and cash equivalents of $1.4 billion, an increase of $956 million from $474 million as of December 31, 2015. The following table summarizes the net change in cash and cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2016	2015	$ Change
Cash provided by (used in):
Operating activities	$2,051	$2,265	$(214)
Investing activities	(2,139)	(2,648)	509
Financing activities	1,034	433	601
Effect of exchange rate changes	10	(19)	29
Net change in cash and cash equivalents	$956	$31	$925

During the nine months ended September 30, 2016, we generated $214 million less cash from operating activities compared with the same period in 2015. The decrease was primarily related to a $100 million reduction in net income from continuing operations excluding non-cash items, and a $114 million change in working capital period over period.

Our primary use of cash in investing activities is for the acquisition of revenue earning vehicles, see "Capital Expenditures" below. During the nine months ended September 30, 2016, we used $509 million less cash for investing activities compared with the same period in 2015 primarily due to a decrease in revenue earning vehicle expenditures of $228 million and an increase in proceeds from disposals of revenue earning vehicles of $294 million due to earlier defleeting in the U.S. following the peak season year over year and a reduction in the number of program vehicles during the period. There was also a decrease of $84 million in non-vehicle capital asset expenditures which was largely driven by the expenditures in 2015 related to construction of our corporate headquarters in Estero. Additionally, we received $233 million during the nine months ended September 30, 2016 compared with $100 million in the same period in 2015 from the sale of common stock of CAR Inc, see Note 4, "Acquisitions and Divestitures." The above were partially offset by a $269 million net change in restricted cash.

During the nine months ended September 30, 2016, cash provided by financing activities increased by $601 million compared with the same period in 2015. The increase was primarily due to transfers from discontinued entities of $2.1 billion as a result of the Spin-Off and a $162 million decrease in purchases of treasury shares, offset by a $1.7 billion decrease in net borrowings primarily due to the repayment of the Senior Term Facility.

The effect of exchange rates on our cash during the nine months ended September 30, 2016 was an increase in cash of $10 million as compared to a reduction in cash of $19 million during the nine months ended September 30, 2015.

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

As of September 30, 2016, we had $14,863 million of total indebtedness outstanding. Cash paid for interest during the nine months ended September 30, 2016, was $183 million for interest on vehicle debt and $218 million for interest on non-vehicle debt. Accordingly, we are highly leveraged and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions. Substantially all of our revenue earning vehicles and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. None of such assets are available to satisfy the claims of our general creditors. For further

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

information on our indebtedness, see Note 6, "Debt," to the Notes to our condensed consolidated financial statements included in this Report on Form 10-Q for more information.

Our liquidity as of September 30, 2016 consisted of cash and cash equivalents, unused commitments under our Senior RCF and unused commitments under our vehicle debt, see "Borrowing Capacity and Availability" below. The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse effect on its operations resulting from adverse financial market conditions. Approximately $3.2 billion of vehicle debt will mature within the next twelve months and the Company will need to refinance a portion of the debt. The Company has reviewed the credit facilities that will mature within the next twelve months and determined that it is probable that the Company will be able, and has the intent, to refinance the credit facilities before the expiration of such facilities.

We believe that cash generated from operations, cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us, will be adequate to permit us to meet our debt maturities over the next twelve months.

2016 Financing Activities

During the nine months ended September 30, 2016 we had the following financing activities which are more fully disclosed in Note 6, "Debt," to the Notes to our condensed consolidated financial statements included in this Report:

Non-Vehicle Debt

Senior Credit Facilities

In June 2016, in connection with the Spin-Off, the Senior Term Facility and the Senior ABL Facility were repaid in full and terminated.

Senior Facilities

In June 2016, in connection with the Spin-Off, Hertz entered into the Senior Term Loan, with a $700 million initial principal balance, and the Senior RCF, a $1.7 billion revolving credit facility.

The proceeds from the Senior Term Loan, together with available cash, were used to redeem Hertz’s 7.50% Senior Notes in July 2016. The proceeds from the Senior RCF will be used to finance the Company’s operations. As of September 30, 2016, no amounts were outstanding under the Senior RCF.

Senior Notes
In September 2016, Hertz issued $800 million in aggregate principal amount of 5.50% Senior Notes due 2024. The proceeds of this issuance, together with available cash, were used to redeem $800 million of the 6.75% Senior Notes due 2019 in October 2016, see Note 19, "Subsequent Events."
In July 2016, Hertz completed the redemption of all its outstanding 7.50% Senior Notes due 2018 using proceeds received from the issuance of the Senior Term Loan and available cash to fund the redemption.
As disclosed in Note 19, "Subsequent Events," in October 2016, we redeemed $800 million in principal amount of the 6.75% Senior Notes, which reduced our outstanding balance of the Senior Notes from $4.0 billion to $3.2 billion. In connection with the redemption, we paid $26 million for accrued and unpaid interest through the date of redemption and an early redemption premium of $14 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle Debt

HVF II U.S. Vehicle Variable Funding Notes

In August 2016, HVF II terminated $500 million of commitments under the HVF II Series 2014-A Class A Notes and $20 million of commitments under the HVF II Series 2014-A Class B Notes, which commitments would have otherwise terminated as previously scheduled in October 2016. In connection with such terminations, HVF II repaid approximately $330 million of the outstanding principal amount of the HVF II Series 2014-A, Class A Notes and $20 million of the outstanding principal amount of the HVF II Series 2014-A, Class B Notes. There are no HVF II Series 2014-A Notes outstanding at September 30, 2016.

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

HFLF Variable Funding Notes

In September 2016, HFLF entered into an agreement pursuant to which the maturity of the HFLF Series 2013-2 Notes was extended from September 2017 to September 2018.

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

European Revolving Credit Facility

In June 2016, HHN BV, an indirect wholly-owned subsidiary of Hertz, amended the European Revolving Credit Facility to provide for aggregate maximum borrowings of up to €340 million during the peak season, for a seasonal commitment period through December 2016. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the European Revolving Credit Facility will revert to up to €250 million.

European Vehicle Notes

In September 2016, HHN BV issued 4.125% Senior Notes due October 2021 in an aggregate original principal amount of €225 million. Proceeds of the issuance of such notes, together with available cash, were used to repay amounts outstanding under the European Revolving Credit Facility and to finance European fleet operations.

European Securitization

In June 2016, we amended certain terms of the European Securitization to provide for, among other things, aggregate maximum borrowings (subject to asset availability) of up to €460 million and an extension of the maturity from October 2017 to October 2018.

Australian Securitization

In July 2016, HA Fleet Pty Limited, an indirect wholly-owned subsidiary of Hertz, entered into an agreement pursuant to which the maturity of the Australian Securitization was extended from December 2016 to July 2018.

Brazilian Vehicle Financing Facility

In April 2016, we entered into an agreement pursuant to which the maturity of the Brazilian Vehicle Financing Facility was extended from April 2016 to October 2016.

Capitalized Leases-U.K. Leveraged Financing

In June 2016, the U.K. Leveraged Financing was amended to provide for aggregate maximum leasing capacity (subject to asset availability) of up to £300 million during the peak season, for a seasonal commitment period through October 2016. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the U.K Leveraged Financing will revert up to £250 million (subject to asset availability).

New Zealand Revolving Credit Facility

In September 2016, Hertz New Zealand Holdings Limited, an indirect wholly-owned subsidiary of Hertz, entered into a credit agreement that provides for aggregate maximum borrowings of NZD 60 million (subject to asset availability) on a revolving basis under an asset-based revolving credit facility (the “New Zealand RCF”).

As disclosed in Note 19, "Subsequent Events," In October 2016, the Brazilian Vehicle Financing Facility was repaid in full and terminated.

Due to the changes to our aggregate indebtedness at September 30, 2016 as compared to December 31, 2015, primarily resulting from the Spin-Off, we have provided later in this MD&A an update to the contractual obligations from

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of September 30, 2016, the following facilities were available to us:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$1,100	$1,100
Total Non-Vehicle Debt	1,100	1,100
Vehicle Debt
U.S. Vehicle RCF	—	4
HVF II U.S. Vehicle Variable Funding Notes	1,036	4
HFLF Variable Funding Notes	200	—
European Revolving Credit Facility	—	—
European Securitization	42	3
Canadian Securitization	—	—
Australian Securitization	72	—
Capitalized Leases	64	—
New Zealand RCF	12	6
Total Vehicle Debt	1,426	17
Total	$2,526	$1,117

Letters of Credit

As of September 30, 2016, there were outstanding standby letters of credit totaling $614 million. Such letters of credit have been issued primarily to support the Company's vehicle rental concessions and leaseholds and its insurance programs as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount $600 million was issued under the Senior RCF, which has a $1.0 billion letter of credit sublimit, resulting in $400 million of availability under such sublimit. As of September 30, 2016, none of the letters of credit have been drawn upon.

Covenants

We refer to Hertz and its subsidiaries as the Hertz credit group. The indentures for the Senior Notes contain covenants that, among other things, limit or restrict the ability of the Hertz credit group to incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions to parent entities of Hertz and other persons outside of the Hertz credit group), make investments, create liens, transfer or sell assets, merge or consolidate, or enter into certain transactions with Hertz's affiliates that are not members of the Hertz credit group.

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

The Senior RCF contains a financial maintenance covenant that is only applicable to the Senior RCF. This financial covenant and related components of its computation are defined in the credit agreement related to the Senior RCF, which is included as an exhibit to our Current Report on Form 8-K, dated July 7, 2016 (the "Senior RCF Credit Agreement"). The financial covenant provides that Hertz's consolidated total net corporate leverage ratio, as defined in the Senior RCF Credit Agreement, as of the last day of any fiscal quarter (the "Covenant Leverage Ratio"), commencing with September 30, 2016, may not exceed the ratios indicated below:

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

At September 30, 2016, Hertz was in compliance with the Covenant Leverage Ratio with a ratio of 4.53 to 1.00, as calculated in accordance with the Senior RCF Credit Agreement. Consolidated EBITDA, as defined in the Senior RCF Credit Agreement, is a component of the calculation of the Covenant Leverage Ratio and is a non-GAAP financial measure that is presented not as a measure of operating results, but instead as a measure used to determine compliance with the Covenant Leverage Ratio under the Senior RCF Credit Agreement. Consolidated EBITDA is generally defined in the Senior RCF Credit Agreement as consolidated net income plus the sum of income taxes, interest expense, depreciation and amortization expense, and non-cash charges or losses, as adjusted for certain pro forma adjustments for prospective cost savings and/or earning of acquired entities.

We are in compliance with our covenants as of September 30, 2016 and expect to continue to be in compliance for at least the next 12 months. For a discussion of the risks associated with our significant indebtedness, see those previously disclosed in Item 1A, "Risk Factors" in our second quarter 2016 Form 10-Q filed with the SEC on August 8, 2016.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Expenditures

The table below sets forth the revenue earning vehicles and capital asset expenditures and related disposal proceeds for the periods shown:

	Revenue Earning Vehicles			Capital Assets, Non-Vehicle
Cash inflow (cash outflow)(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2016
First Quarter	$(3,590)	$2,967	$(623)	$(46)	$19	$(27)
Second Quarter	(3,678)	2,201	(1,477)	(26)	20	(6)
Third Quarter	(1,982)	1,792	(190)	(27)	14	(13)
Total	$(9,250)	$6,960	$(2,290)	$(99)	$53	$(46)
2015
First Quarter	$(3,317)	$2,227	$(1,090)	$(66)	$18	$(48)
Second Quarter	(4,322)	2,589	(1,733)	(55)	26	(29)
Third Quarter	(1,839)	1,850	11	(62)	20	(42)
Total	$(9,478)	$6,666	$(2,812)	$(183)	$64	$(119)

The table below sets forth net capital expenditures for revenue earning vehicles by segment for the periods shown:

	Nine Months Ended September 30,
(In millions)	2016	2015	$ Change	% Change
Revenue earning vehicle expenditures, net
U.S. Rental Car	$(899)	$(1,390)	$491	(35)%
International Rental Car	(1,014)	(995)	(19)	2
All Other Operations	(377)	(427)	50	(12)
Total	$(2,290)	$(2,812)	$522	(19)

The table below sets forth capital asset expenditures net of disposal proceeds, by segment for the periods shown:

	Nine Months Ended September 30,
(In millions)	2016	2015	$ Change	% Change
Capital asset expenditures, non-vehicle, net
U.S. Rental Car	$(24)	$(46)	$22	(48)%
International Rental Car	(10)	(23)	13	(57)
All Other Operations	(7)	(3)	(4)	133
Corporate	(5)	(47)	42	(89)
Total	$(46)	$(119)	$73	(61)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Share Repurchase Program

In connection with the Spin-Off on June 30, 2016, Hertz Global's Board approved a share repurchase program that authorizes Hertz Global to repurchase approximately $395 million worth of shares of its common stock, which represents the amount remaining under the Old Hertz Holdings share repurchase programs as of the Spin-Off. As of September 30, 2016, 2.0 million shares have been repurchased under this program for $100 million. The approximate dollar value of shares that may yet be purchased under this program is $295 million. See Note 18, "Equity and Earnings (Loss) Per Share" and Part II, Item 2 "Unregistered Sales of Securities and Use of Proceeds."

CONTRACTUAL OBLIGATIONS

Material changes to our aggregate indebtedness, primarily resulting from the Spin-Off, are described in Part I, Item I, Note 6, "Debt," to the Notes to our condensed consolidated financial statements included in this Report. These changes result in contractual obligations at September 30, 2016 for debt and related interest as follows:

		Payments Due by Period
(in millions)	Total	2016		2017 to 2018	2019 to 2020	After 2020
Vehicle:
Debt obligation(a)	$10,213	$241		$5,752	$2,414	$1,806
Interest on debt(b)	652	64		380	187	21
Non-Vehicle:
Debt obligation(a)	4,736	802	(c)	273	1,164	2,497
Interest on debt(b)	1,171	70	(d)	434	363	304
Total	$16,772	$1,177		$6,839	$4,128	$4,628

(a)	Amounts represent nominal value of debt obligations. See Note 6, "Debt," to the Notes to our condensed consolidated financial statements included in this Report.

(b)
Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt at September 30, 2016.

(c)
Amount includes $800 million principal related to the 6.75% Senior Notes due April 2019 that were repaid in October 2016 as further described in Note 19 "Subsequent Events," to the Notes to our condensed consolidated financial statements included in this Report.

(d)	Amount includes early redemption premium of $14 million related to the 6.75% Senior Notes due April 2019.

As of September 30, 2016, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations as set forth in the Contractual Obligations table included in Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Old Hertz Holdings 2015 Form 10‑K.

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

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC and those described under "Item 1A—Risk Factors" included in our second quarter 2016 Form 10-Q filed with the SEC on August 8, 2016. Some of the factors that we believe could affect our results include without limitation:

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of the Old Hertz Holdings 2015 Form 10‑K/A, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the period ended September 30, 2016.

In May 2016, we signed an agreement to outsource certain functions related to our global accounts payable process to a third party service provider. The Company began the training and transition process during the second quarter of 2016 and substantially completed the transition as of September 2016.

In order to remediate our existing material weaknesses, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. During 2016, the Company has taken actions to remediate the material weakness associated with the risk assessment process. Specifically, management implemented and enhanced internal controls over certain business processes including our period end financial reporting process of our Brazilian subsidiary.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES (CONTINUED)

Other than those items noted above, there were no other material changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1.   LEGAL PROCEEDINGS
For a description of certain pending legal proceedings see Part I, Item I, Note 15, "Contingencies and Off-Balance Sheet Commitments."
ITEM 1A.   RISK FACTORS
Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our second quarter 2016 Form 10-Q filed with the SEC on August 8, 2016, as well as any amendments thereto or additions and changes thereto contained in any subsequent filings of quarterly reports on Form 10-Q or current reports on Form 8-K. The disclosures in our second quarter 2016 Form 10-Q and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors previously reported.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to Hertz Global's repurchase of common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
July 1, 2016–July 31, 2016	—	$—	—	$395,400,000
August 1, 2016–August 31, 2016	1,728,032	49.20	1,728,032	310,383,751
September 1, 2016–September 30, 2016	300,900	49.79	300,900	295,401,815
Total	2,028,932	$49.29	2,028,932

* In connection with the Spin-Off, Hertz Global's board of directors approved a share repurchase program that authorizes Hertz Global to purchase up to $395.4 million of its common stock. The share repurchase program permits Hertz Global to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate Hertz Global to make any repurchases at any specific time or situation. The timing and extent to which Hertz Global repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets and other factors. Share repurchases may be commenced or suspended at any time or from time to time without prior notice. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.
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

Date:	November 7, 2016	HERTZ GLOBAL HOLDINGS, INC. (Registrant)
		By:	/s/ THOMAS C. KENNEDY
Thomas C. Kennedy Senior Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
4.16.1
Indenture, dated as of September 22, 2016, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of notes in series (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on September 27, 2016).

4.16.2
First Supplemental Indenture, dated as of September 22, 2016, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.50% Senior Notes due 2024 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on September 27, 2016).

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