Form 10-K
period 2016-12-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2017-03-06
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HERTZ GLOBAL HOLDINGS, INC.
THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	001-37665	61-1770902
DELAWARE	001-07541	13-1938568
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

8501 Williams Road
Estero, Florida 33928
8501 Williams Road
Estero, Florida 33928
(Address of principal executive offices, including zip code)

(239) 301-7000
(239) 301-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class	Name of each exchange on which registered
Hertz Global Holdings, Inc.	Common Stock, Par Value $0.01 per share	New York Stock Exchange
The Hertz Corporation	None	None

Securities registered pursuant to Section 12(g) of the Act:
Hertz Global Holdings, Inc.	None	None
The Hertz Corporation	None	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Hertz Global Holdings, Inc.    Yes ☒ No ☐
The Hertz Corporation    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Hertz Global Holdings, Inc.    Yes ☒ No ☐
The Hertz Corporation    Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Hertz Global Holdings, Inc.    ☐
The Hertz Corporation    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Hertz Global Holdings, Inc.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
The Hertz Corporation	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the former Hertz Global Holdings, Inc. as of June 30, 2016, the last business day of the most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $4.7 billion, which amount does not reflect the spin-off described herein. There is no market for The Hertz Corporation stock.

Indicate the number of shares outstanding as of the latest practicable date.

	Class	Shares Outstanding at	March 1, 2017
Hertz Global Holdings, Inc.	Common Stock, par value $0.01 per share	83,034,166
The Hertz Corporation	Common Stock, par value $0.01 per share	100 (100% owned by Rental Car Intermediate Holdings, LLC)

OMISSION OF CERTAIN INFORMATION

The Hertz Corporation meets the conditions as set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format as permitted.

DOCUMENTS INCORPORATED BY REFERENCE

Hertz Global Holdings, Inc.
Information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference for Hertz Global Holdings, Inc. from its definitive proxy statement for its 2017 Annual Meeting of Stockholders.

The Hertz Corporation	None

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

GLOSSARY OF TERMS

Unless the context otherwise requires in this Annual Report on Form 10-K for the year ended December 31, 2016 we use the following defined terms:

(i)
"2016 Annual Report" or "Combined Form 10-K" means this Annual Report on Form 10-K for the year ended December 31, 2016 which combines the annual reports for Hertz Global Holdings, Inc. and The Hertz Corporation into a single filing;

(ii)	"the Company", "we", "our" and "us" means Hertz Global and Hertz interchangeably;

(iii)	"company-operated" rental locations are those through which we, or an agent of ours, rent vehicles that we own or lease;

(iv)	"concessions" mean licensing or permitting agreements or arrangements granting us the right to conduct a vehicle rental business at respective airports;

(v)	"Corporate" means corporate operations which include general corporate assets and expenses and certain interest expense (including net interest on non-vehicle debt);

(vi)	"Dollar Thrifty" means Dollar Thrifty Automotive Group, Inc., a consolidated subsidiary of the Company;

(vii)	"Donlen" means Donlen Corporation, a consolidated subsidiary of the Company. Donlen conducts our fleet leasing and fleet management services;

(viii)
"Hertz Gold Choice" means allowing Hertz Gold Plus Rewards members to choose a different model and color from those vehicles available at the Hertz Gold Choice area, when booking a midsize class vehicle or higher;

(ix)	"Hertz Gold Plus Rewards" means our customer loyalty program and our global expedited rental program;

(x)
"Hertz" means The Hertz Corporation and its consolidated subsidiaries, our primary operating company and a direct wholly-owned subsidiary of Rental Car Intermediate Holdings, LLC, which is wholly-owned by Hertz Holdings;

(xi)
"Hertz Global" means Hertz Global Holdings, Inc., our top-level holding company (and the accounting successor to Old Hertz Holdings, as defined below) and its consolidated subsidiaries, including The Hertz Corporation;

(xii)	"Hertz Holdings" refers to the Hertz Global Holdings, Inc. excluding its subsidiaries;

(xiii)	"International RAC" means the international rental car reportable segment;

(xiv)	"New Hertz" means Hertz Global Holdings, Inc., subsequent to the June 30, 2016 Spin-Off;

(xv)	“non-program vehicles” means vehicles not purchased under repurchase or guaranteed depreciation programs for which we are exposed to residual risk;

(xvi)	"Old Hertz Holdings" for periods on or prior to June 30, 2016, and "Herc Holdings" for periods after June 30, 2016, refer to the former Hertz Global Holdings, Inc.;

(xvii)	"program vehicles" means vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers;

(xviii)	"replacement renters" means renters who need vehicles while their vehicle is being repaired or is temporarily unavailable for other reasons;

i

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

(xix)	"SEC" means United States Securities and Exchange Commission;

(xx)
"Spin-Off" means the spin-off by Old Hertz Holdings of its global vehicle rental business through a dividend to stockholders of record of Old Hertz Holdings as of the close of business on June 22, 2016, the record date for the distribution, of all of the issued and outstanding shares of common stock of Hertz Rental Car Holding Company, Inc., which was re-named Hertz Global Holdings, Inc. in connection with the Spin-Off, on a one-to-five basis. As a result of the Spin-Off, each of Hertz Holdings and Herc Holdings are independent public companies trading on the New York Stock Exchange, with Hertz Holdings trading under the symbol "HTZ" and Herc Holdings, which changed its name to Herc Holdings Inc. on June 30, 2016, trading under the symbol “HRI”.

(xxi)
"Hertz Ultimate Choice" means an expansion of our Hertz Gold Choice program where a Hertz Gold Plus Rewards member can choose the exact vehicle they drive, when booking a midsize class vehicle or higher;

(xxii)	"U.S." means the United States of America

(xxiii)	"U.S. RAC" means the U.S. rental car reportable segment;

(xxiv)	"vehicle utilization" means the portion of our vehicles that are being utilized to generate revenue; and

(xxv)	"vehicles” means cars, crossovers and light trucks (and internationally, vans).

We have proprietary rights to a number of trademarks used in this 2016 Annual Report that are important to our business, including, without limitation, Hertz, Dollar, Thrifty, Firefly, Donlen, Carfirmations, Hertz Gold Plus Rewards, Hertz Gold Choice, Hertz Ultimate Choice and Hertz 24/7. Solely for convenience, we have omitted the ® and ™ trademark designations for such trademarks named in this 2016 Annual Report, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

COMBINED FORM 10-K

This 2016 Annual Report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Hertz Global and Hertz.

Hertz Global owns all shares of the common stock of Hertz through its wholly-owned subsidiary, Rental Car Intermediate Holdings, LLC.

Below are diagrams depicting the basic organizational structure of Hertz Global Holdings, Inc. and The Hertz Corporation before and subsequent to the Spin-Off:

Prior to the internal reorganization and the Spin-Off
*Prior to the internal reorganization and the Spin-Off, New Hertz conducted no operations.

Following the internal reorganization and the Spin-Off
*Newly formed entities for purposes of effecting the internal reorganization and the Spin-Off.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE (Continued)

Management operates Hertz Global and Hertz as one enterprise. The management of Hertz Global consists of the same members as the management of Hertz. These individuals are officers of Hertz Global and employees of Hertz. The individuals that comprise Hertz Global's Board of Directors are also the same individuals that make up Hertz's Board of Directors.

We believe combining the annual reports on Form 10-K of Hertz Global and Hertz into this single report results in the following benefits:

•	enhancing investors' understanding of Hertz Global and Hertz by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosures apply to both Hertz Global and Hertz; and

•	creating time and cost efficiencies through the preparation of one combined annual report instead of two separate annual reports.

Hertz holds all of the revenue earning vehicles, property, plant and equipment and all other assets, including the ownership interests in consolidated and unconsolidated joint ventures. Hertz conducts the operations of the business and is structured as a corporation with no publicly traded equity. Except for net proceeds from public equity issuances by Hertz Global, which are contributed to Hertz, Hertz generates required capital through its operations or through its incurrence of indebtedness.

Hertz Global does not conduct business itself, other than issuing public equity or debt obligations from time to time, and incurring expenses required to operate as a public company. Hertz Global and Hertz have entered into a master loan agreement whereby Hertz Global may borrow from Hertz up to $425 million. Transactions recorded under the master loan agreement are eliminated upon consolidation of Hertz Global but not upon consolidation of Hertz. Differences between the financial statements of Hertz Global and Hertz are limited to the activity described above and the remaining assets, liabilities, revenues and expenses of Hertz Global and Hertz are the same on their respective financial statements.

Although Hertz is generally the entity that enters into contracts and holds assets and debt, Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

This report also includes separate Exhibit 31 and 32 certifications for each of Hertz Global and Hertz in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that Hertz Global and Hertz are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

This Combined Form 10-K is separately filed by Hertz Global Holdings, Inc. and The Hertz Corporation. Each registrant hereto is filing on its own behalf all of the information contained in this 2016 Annual Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

DISCONTINUED OPERATIONS

On June 30, 2016, Old Hertz Holdings completed the Spin-Off. Despite the fact that this was a reverse spin off and Hertz Global was spun off from Old Hertz Holdings and was the legal spinnee in the transaction, for accounting purposes, due to the relative significance of New Hertz to Old Hertz Holdings, Hertz Global is considered the spinnor or divesting entity and Herc Holdings is considered the spinnee or divested entity. As a result, New Hertz, or Hertz Global, is the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE (Continued)

“accounting successor” to Old Hertz Holdings. As such, the historical financial information of Hertz reflects the equipment rental business as a discontinued operation and the historical financial information of Hertz Global reflects the equipment rental business and certain parent legal entities as discontinued operations. See Note 3, "Discontinued Operations," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data.”

Unless noted otherwise, information disclosed in this 2016 Annual Report pertain to Hertz Global's and Hertz's continuing operations.

v

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this 2016 Annual Report and in reports we subsequently file with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on Forms 10-K, 10-Q and 8-K.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under “Risk Factors” set forth in Item 1A of this 2016 Annual Report, and the following, which were derived in part from the risks set forth in Item 1A of this 2016 Annual Report:

•	any claims, investigations or proceedings arising as a result of the restatement in 2015 of our previously issued financial results;

•	our ability to remediate the material weaknesses in our internal controls over financial reporting;

•	levels of travel demand, particularly with respect to airline passenger traffic in the United States and in global markets;

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

•	increased vehicle costs due to declines in the value of our non-program vehicles;

•	occurrences that disrupt rental activity during our peak periods;

•	our ability to purchase adequate supplies of competitively priced vehicles and risks relating to increases in the cost of the vehicles we purchase;

•	our ability to accurately estimate future levels of rental activity and adjust the number and mix of vehicles used in our rental operations accordingly;

•	our ability to maintain sufficient liquidity and the availability to us of additional or continued sources of financing for our revenue earning vehicles and to refinance our existing indebtedness;

•	our ability to adequately respond to changes in technology and customer demands;

•	our ability to maintain access to third-party distribution channels, including current or favorable prices, commission structures and transaction volumes;

•	an increase in our vehicle costs or disruption to our rental activity, particularly during our peak periods, due to safety recalls by the manufacturers of our vehicles;

•	a major disruption in our communication or centralized information networks;

•	financial instability of the manufacturers of our vehicles;

•	any impact on us from the actions of our franchisees, dealers and independent contractors;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS (Continued)

•	our ability to sustain operations during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease);

•	shortages of fuel and increases or volatility in fuel costs;

•	our ability to successfully integrate acquisitions and complete dispositions;

•	our ability to maintain favorable brand recognition;

•	costs and risks associated with litigation and investigations;

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

•
changes in accounting principles, or their application or interpretation, and our ability to make accurate estimates and the assumptions underlying the estimates, which could have an effect on operating results;

•
risks associated with operating in many different countries, including the risk of a violation or alleged violation of applicable anticorruption or antibribery laws and our ability to repatriate cash from non-U.S. affiliates without adverse tax consequences;

•	our ability to successfully outsource a significant portion of our information technology services or other activities;

•	our ability to successfully implement our finance and information technology transformation programs;

•
changes in the existing, or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect our operations, the cost thereof or applicable tax rates;

•	changes to our senior management team and the dependence of our business operations on our senior management team;

•	the effect of tangible and intangible asset impairment charges;

•	our exposure to uninsured claims in excess of historical levels;

•	fluctuations in interest rates and commodity prices;

•	our exposure to fluctuations in foreign currency exchange rates; and

•	other risks described from time to time in periodic and current reports that we file with the SEC.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I
ITEM 1. BUSINESS

OUR COMPANY

Hertz Holdings was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC which wholly owns Hertz, Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918.

We operate our vehicle rental business globally through the Hertz, Dollar and Thrifty brands from approximately 9,700 corporate and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, The Caribbean, the Middle East and New Zealand. We are one of the largest worldwide airport general use vehicle rental companies and our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. We have an extensive network of rental locations in the U.S. and in all major European markets. We believe that we maintain one of the leading airport vehicle rental brand market shares, by overall reported revenues, in the U.S. and at major airports in Europe where data regarding vehicle rental concessionaire activity is available. We are a leading provider of comprehensive, integrated vehicle leasing and fleet management solutions through our Donlen subsidiary.

OUR BUSINESS SEGMENTS

We have identified three reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:

•
U.S. RAC - Rental of vehicles, as well as sales of ancillary products and services, in the U.S. We maintain a substantial network of company-operated car rental locations in the U.S., enabling us to provide consistent quality and service. We also have franchisees and associates that operate rental locations under our brands throughout the U.S;

•
International RAC - Rental and leasing of vehicles, as well as sales of ancillary products and services, internationally. We maintain a substantial network of company-operated car rental locations internationally, a majority of which are in Europe. Our franchisees and partners also operate rental locations in approximately 150 countries and jurisdictions, including many of the countries in which we also have company-operated rental locations; and

•
All Other Operations - Comprised of our Donlen business, which provides vehicle leasing and fleet management services, and other business activities. Donlen is a leading provider of vehicle leasing and fleet management services for corporate fleets. Donlen's fleet management programs provide outsourcing solutions to reduce fleet operating costs and improve driver productivity. These programs include administration of preventive maintenance, advisory services, and fuel and accident management along with other complementary services. Additionally, Donlen provides a specialized consulting and technology expertise that allows us to model, measure and manage fleet performance more effectively and efficiently.

In addition to the above reportable segments, we have Corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Set forth below are charts showing revenues and revenue earning vehicles by reportable segment and geographic area:
For further financial information on our segments, see (i) Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Selected Operating Data by Segment" and (ii) Note 20, "Segment Information," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2016 Annual Report.

U.S. and International Rental Car Segments

Our U.S. and International RAC segments generated $6,114 million and $2,097 million, respectively, in revenues during the year ended December 31, 2016.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Markets and Competition

Competition among vehicle rental industry participants is intense and is primarily based on price, vehicle availability and quality, service, reliability, rental locations, product innovation, competition from online travel agents and vehicle rental brokers. We believe that the prominence and service reputation of the Hertz, Dollar and Thrifty brands, our extensive worldwide ownership of vehicle rental operations and our commitment to innovation and service provide us with a strong competitive foundation.

U.S.

The U.S. represents approximately $28 billion in estimated annual industry revenues for 2016. The average number of vehicles in the U.S. vehicle rental industry grew 5% in 2016 to a high of over 2 million vehicles. U.S. industry revenue per unit of approximately $1,024 was slightly lower than the past three years. Rentals by airline travelers at or near airports (‘‘airport rentals’’) are influenced by developments in the travel industry and particularly in airline passenger traffic (‘‘enplanements’’) as well as the Gross Domestic Product (‘‘GDP’’). Off airport rental volume is primarily driven by local business use, such as vehicle repair shops, leisure travel and insurance replacements.

Our principal vehicle rental industry competitors in the U.S. are Avis Budget Group, Inc. (“ABG”) which currently operates the Avis, Budget, ZipCar and Payless brands and Enterprise Holdings, which operates the Enterprise Rent-A-Car Company ("Enterprise"), National Car Rental and Alamo Rent A Car brands. There are also local and regional vehicle rental companies, and ride sharing companies that have some overlap in customer use cases, largely for short length trips in urban areas, which we do not deem principal competitors in the industry.

Europe

Europe represents approximately $15 billion in annual industry revenues. Europe has generally demonstrated a lower historical reliance on air travel. The European off airport vehicle rental market has been significantly more developed than it is in the U.S. Within Europe, the largest markets are France, Germany, Italy, Spain, and the United Kingdom. Throughout Europe we do business through company-operated rental locations as well as through our partners or franchisees to whom we have licensed use of our brands.

Our principal pan-European competitors in the vehicle rental industry are Europcar, Enterprise and ABG operating the Avis, Budget and Zipcar brands and the Maggiore brand in Italy. In certain European countries, there are also other companies and brands with substantial market shares, including Sixt AG (operating the Sixt brand) in Belgium, France, Germany, Luxembourg, the Netherlands, Spain, Switzerland and the United Kingdom; and local providers, including GoldCar in southern Europe.

Asia Pacific

Asia Pacific, including Australia and New Zealand, represents approximately $13 billion in annual industry revenues. Within this region, the largest markets in which we do business are Australia, China, Japan and South Korea. In each of these markets we have company-operated rental locations or our Hertz brand is present through our partners or franchisees to whom we have licensed the Hertz brand.

Our principal vehicle rental industry competitors in the Asia Pacific market place are ABG, operating the Avis, Budget and Zipcar brands, and Europcar, operating the Europcar and Keddy brands.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Middle East

The Middle East and Africa represent approximately $4 billion in annual industry revenues. Within these regions, the largest markets in which we do business are the United Arab Emirates and South Africa. In each of these markets we do business through our franchisees to whom we have licensed use of our brands.

Our principal vehicle rental industry competitors in the Middle East market are Fast Rent a Car, and ABG, operating the Avis and Budget brands.

Latin America

The Latin America markets represent approximately $3 billion in annual industry revenues. Within Latin America the largest markets in which we do business are Brazil, Chile, Colombia, Argentina, Mexico and Aruba. In each of these markets we have company-operated rental locations or our Hertz, Dollar and Thrifty brands are present through our partners or franchisees to whom we have licensed use of the respective brand.

In Latin America, the principal vehicle rental industry competitors are ABG, operating the Avis, Budget and Zipcar brands, and Enterprise Holdings, which operates the Alamo Rent A Car brand in the region. Other key players in the region are Localiza, Unidas and Movida.

During the fourth quarter of 2016, we entered into a definitive agreement to form a strategic partnership with Localiza encompassing co-branding in Brazil and use of the Localiza brand in other select markets, customer referrals and the exchange of technology and information. As part of the agreement, Localiza will purchase our operations in Brazil. The sale is expected to close in the first half of 2017, subject to regulatory approval and customary closing conditions. See Note 4, "Acquisitions and Divestitures," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Brands

Our U.S. and International vehicle rental businesses are primarily operated through three brands - Hertz, Dollar, and Thrifty. We offer multiple brands in order to provide customers a full range of rental services at different price points, levels of service, offerings and products. Each of our brands generally maintains separate airport counters, reservations, marketing and other customer contact activities. We achieve synergies across our brands by utilizing a single fleet management team and combined maintenance, cleaning and back office functions, where applicable.

Our top tier brand, Hertz, is one of the most recognized brands in the world, offering premium services that redefined the industry. This is consistent with numerous published best-in-class vehicle rental awards that we have won, both in the U.S. and internationally, over many years. We have sought to support our reputation for quality and customer service in vehicle rental through a variety of innovative service offerings, such as Hertz Gold Plus Rewards; and new in 2016, Hertz Ultimate Choice; our one-way rental program (“Rent-it-Here/Leave-it-There”); our national-scale luxury rental program (“Prestige Collection”); our sports vehicle rental program (“Adrenaline Collection”); our environmentally friendly rental program (“Green Traveler Collection”); and, our elite sports and luxury vehicle rental program (“Dream Cars”). We intend to maintain our position as a premier provider of vehicle rental services through an intense focus on service, quality and product innovation.

Our smart value brand, Dollar, is the choice for the discerning value seeker with elevated expectations. The Dollar brand's main focus is serving the airport vehicle rental market, which is comprised of business and leisure travelers. The majority of its locations are at or near airport facilities. Dollar operates primarily through company-owned locations in the U.S. and Canada, and also globally licenses to independent franchisees which operate as a part of the Dollar brand system.

Our experiential value brand, Thrifty, is the brand for vacationers, tourists and those who see life as the ultimate adventure. Thrifty serves both the airport and off airport markets primarily through company-owned locations in the U.S. and Canada, and also globally licenses to independent franchisees which operate as part of the Thrifty brand system.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Internationally, we also offer our Firefly brand which is a deep value brand for price conscious leisure travelers, providing everything the shopper is seeking with a focus on low price. We have Firefly locations servicing local area airports in select international leisure markets where other deep value brands have a significant presence.

Operations

Locations

We operate both airport and off airport locations which utilize common vehicle fleets, are supervised by common country, regional and local area management, use many common systems and rely on common maintenance and administrative centers. Additionally, our airport and off airport locations utilize common marketing activities and have many of the same customers. We regard both types of locations as aspects of a single, unitary, vehicle rental business. Off airport revenues comprised approximately 32% of our worldwide rental vehicle revenues in 2016 and approximately 30% in 2015.

Airport

We have approximately 1,600 airport rental locations in the U.S. and approximately 1,400 airport rental locations internationally. Our international vehicle rental operations have company-operated locations in Australia, Belgium, Brazil, Canada, the Czech Republic, France, Germany, Italy, Luxembourg, the Netherlands, New Zealand, Puerto Rico, Slovakia, Spain, the United Kingdom and the U.S. Virgin Islands. We believe that our extensive U.S. and international network of company-operated locations contributes to the consistency of our service, cost control, vehicle utilization, yield management, competitive pricing and our ability to offer one-way rentals.

For our airport company-operated rental locations, we have obtained concessions or similar leasing agreements or arrangements, granting us the right to conduct a vehicle rental business at the respective airport. Our concessions were obtained from the airports' operators, which are typically governmental bodies or authorities, following either negotiation or bidding for the right to operate a vehicle rental business. The terms of an airport concession typically require us to pay the airport's operator concession fees based upon a specified percentage of the revenues we generate at the airport, subject to a minimum annual guarantee. Under most concessions, we must also pay fixed rent for terminal counters or other leased properties and facilities. Most concessions are for a fixed length of time, while others create operating rights and payment obligations that are terminable at any time.

The terms of our concessions typically do not forbid us from seeking, and in a few instances actually require us to seek, reimbursement from customers for concession fees we pay; however, in certain jurisdictions the law limits or forbids our doing so. Where we are required or permitted to seek such reimbursement, it is our general practice to do so. Certain of our concession agreements may require the consent of the airport's operator in connection with material changes in our ownership. A growing number of larger airports are building consolidated airport vehicle rental facilities to alleviate congestion at the airport. These consolidated rental facilities provide a more common customer experience and may eliminate certain competitive advantages among the brands as competitors operate out of one centralized facility for both customer rental and return operations, share consolidated busing operations and maintain image standards mandated by the airports. See Item 1A, "Risk Factors” in this 2016 Annual Report.

Off Airport

We have approximately 2,600 off airport locations in the U.S. and approximately 4,100 off airport rental locations internationally. Our off airport rental customers include people who prefer to rent vehicles closer to their home or place of work for business or leisure purposes, as well as those needing to travel to or from airports. Our off airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their vehicles were damaged, those expecting to lease vehicles that are not yet available from their leasing companies and replacement renters.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

When compared to our airport rental locations, an off airport rental location typically uses smaller rental facilities with fewer employees, conducts pick-up and delivery services and serves replacement renters using specialized systems and processes. On average, off airport locations generate fewer transactions per period than airport locations.

Our off airport locations offer us the following benefits:

•
Provide customers a more convenient and geographically extensive network of rental locations, thereby creating revenue opportunities from replacement renters, non-airline travel renters and airline travelers with local rental needs;

•	Provide a more balanced revenue mix by reducing our reliance on air travel and therefore reducing our exposure to external events that may disrupt airline travel trends;

•	Contribute to higher vehicle utilization as a result of the longer average rental periods associated with off airport business, compared to those of airport rentals;

•	Insurance replacement rental volume is less seasonal than that of other business and leisure rentals, which permits efficiencies in both vehicle and labor planning; and

•
Cross-selling opportunities exist for us to promote off airport rentals among frequent airport Hertz Gold Plus Rewards program renters and, conversely, to promote airport rentals to off airport renters.

Rates

We rent a wide variety of makes and models of vehicles. We rent vehicles on an hourly (in select markets), daily, weekend, weekly, monthly or multi-month basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. Our rates vary by brand and at different locations depending on local market conditions and other competitive and cost factors. While vehicles are usually returned to the locations from which they are rented, we also allow one-way rentals from and to certain locations. In addition to vehicle rentals and franchisee fees, we generate revenues from reimbursements by customers of airport concession fees and vehicle licensing costs, fueling charges, and charges for ancillary customer products and services such as supplemental equipment (child seats and ski racks), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service, navigation systems and satellite radio services.

Reservations

We accept reservations for our vehicles on a brand-by-brand basis, with each of our brands maintaining, and accepting reservations through, an independent internet site. Our brands generally accept reservations only for a class of vehicles, although Hertz accepts reservations for specific makes and models of vehicles in our Prestige Collection, our Adrenaline Collection, our Green Traveler Collection and our Dream Cars collection with a limited number of models in high-volume, leisure-oriented destinations.

When customers reserve vehicles for rental from us and our franchisees, they may seek to do so through travel agents or third-party travel websites. In many of those cases, the travel agent or website will utilize a third-party operated computerized reservation system, also known as a Global Distribution System (“GDS”) to contact us and make the reservation.

In major countries, including the U.S. and all other countries with company-operated locations, customers may also reserve vehicles for rental from us and our franchisees worldwide through local, national or toll-free telephone calls to our reservations center, directly through our rental locations or, in the case of replacement rentals, through proprietary automated systems serving the insurance industry. Additionally, we accept reservations for rentals worldwide through our websites, for us and our franchisees. We also offer the ability to reserve vehicles through our smartphone apps for the Hertz, Dollar and Thrifty brands.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Customer Service Offerings

At our major airport rental locations, as well as at some smaller airport and off airport locations, customers participating in our Hertz Gold Plus Rewards program are able to rent vehicles in an expedited manner. Participants in our Hertz Gold Plus Rewards program often bypass the rental counter entirely and proceed directly to their vehicle upon arrival at our facility. Participants in our Hertz Gold Plus Rewards program are also eligible to earn Hertz Gold Plus Rewards points that may be redeemed for free rental days or converted to awards of other companies' loyalty programs. For the year ended December 31, 2016, rentals by Hertz Gold Plus Rewards members accounted for approximately 34% of our worldwide rental transactions. We believe the Hertz Gold Plus Rewards program provides a significant competitive advantage to us, particularly among frequent travelers, and we have targeted such travelers for participation in the program. Additionally, in 2016 we began offering electronic rental agreements and returns for our Hertz, Dollar and Thrifty customers. Simplifying the rental transaction saves customers time and provides greater convenience through access to digitally available rental contracts. This capability is expected to be available globally by early 2017.

Hertz Gold Choice offers Hertz Gold Plus Rewards members an option to choose the vehicle they drive. Members' vehicles are preassigned but Hertz Gold Choice allows the member the option to choose a different model and color from those vehicles available at the new Hertz Gold Choice area. This service is free of charge to Hertz Gold Plus Rewards members who book a midsize class or above. The Hertz Gold Choice program is offered at 58 U.S. airport locations and 9 locations in Europe.

Hertz Ultimate Choice is an expansion of Hertz Gold Choice; when a Hertz Gold Plus Rewards member books a midsize class vehicle or higher, they can choose the vehicle they drive from within the class reserved at no additional cost. Members may also upgrade to a different car category based on their selection. Additionally, members will also have access to exclusive Hertz Ultimate Choice lots that feature a wider selection of vehicles when they make a reservation for a midsize car or above. The Hertz Ultimate Choice program is offered at 7 U.S. airport locations as of December 31, 2016. The Company plans to expand the Hertz Ultimate Choice program to additional locations in 2017.

Hertz also offers a Mobile Gold Alerts service, also known as Carfirmations, through which an SMS text message and/or email is sent with the vehicle information and location, with the option to choose another vehicle from their smart phone prior to arrival. It is available to participating Hertz Gold Plus Rewards customers approximately 30 minutes prior to their arrival. We also offer Hertz e-Return, which allows customers to drop off their vehicle and go at the time of rental return. Additionally, in select locations customers can bypass the rental line through our ExpressRent Kiosks.

Car-Sharing

We offer a car-sharing membership service, referred to as Hertz 24/7, which rents vehicles by the hour and/or by the day, at various locations internationally, primarily in Europe and Australia. Members reserve vehicles online, then pick up the vehicles at various locations, such as a university, corporate campus or a retailer, without the need to visit a Hertz rental office. Members are charged an hourly or daily vehicle-rental fee which includes fuel, insurance, 24/7 roadside assistance and in-vehicle customer service.

Customers and Business Mix

We conduct active sales and marketing programs to attract and retain customers. Our sales force calls on companies and other organizations whose employees and associates need to rent vehicles for business purposes. In addition, our sales force works with membership associations, tour operators, travel companies and other groups whose members, participants and customers rent vehicles for either business or leisure purposes. Our specialized sales force calls on companies with replacement rental needs, including insurance and leasing companies, automobile repair companies, and vehicle dealers. We also advertise our vehicle rental offerings through a variety of traditional media channels, such as newspapers, direct mail and the internet. In addition to advertising, we conduct a variety of other forms of marketing and promotion, including travel industry business partnerships and press and public relations activities.

We categorize our vehicle rental business based on (i) the purpose for which customers rent from us (business or leisure) and (ii) the type of location from which they rent (airport or off airport). The following charts set forth the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

percentages of rental revenues and rental transactions in our U.S. and international operations based on these categories.
VEHICLE RENTALS BY CUSTOMER
Year Ended December 31, 2016

U.S.

Revenues    Transactions

International

Revenues    Transactions

Business
Leisure

Customers who rent from us for “business” purposes include those who require vehicles in connection with commercial activities, the activities of governments and other organizations or for temporary vehicle replacement purposes. Most business customers rent vehicles from us on terms that we have negotiated with their employers or other entities with which they are associated, and those terms can differ substantially from the terms on which we rent vehicles to the general public. We have negotiated arrangements relating to vehicle rental with many large businesses, governments and other organizations, including most Fortune 500 companies.

Customers who rent from us for “leisure” purposes include not only individual travelers booking vacation travel rentals with us but also people renting to meet other personal needs. Leisure rentals, generally, are longer in duration and generate more revenue per transaction than business rentals. Leisure rentals also include rentals by customers of U.S. and international tour operators, which are usually a part of tour packages that can include air travel and hotel accommodations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

VEHICLE RENTALS BY LOCATION
Year Ended December 31, 2016

U.S.

Revenues    Transactions

International

Revenues    Transactions

Airport
Off airport

Our business and leisure customers rent from both our airport and off airport locations. Demand for airport rentals is correlated with airline travel patterns, and transaction volumes generally follow enplanement and GDP trends on a global basis. Customers often make reservations for airport rentals when they book their flight plans, which make our strong relationships with travel agents, associations and other partners (e.g., airlines) a key competitive strategy in generating consistent and recurring revenue streams.

Off airport rentals include insurance replacements, therefore, we must establish agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. We have identified approximately 192 insurance companies, ranging from local or regional vehicle carriers to large, national companies, as our target insurance replacement market. As of December 31, 2016, we were a preferred or recognized supplier for 119 of these insurance companies and a co-primary for 39 of them.

Fleet

We believe we are one of the largest private sector purchasers of new vehicles in the world. During the year ended December 31, 2016, we operated a peak rental fleet in the U.S. of approximately 515,900 vehicles and a peak rental fleet in our international operations of approximately 196,600 vehicles, and in each case exclusive of our franchisees'

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

fleet and Donlen's leasing fleet. During the year ended December 31, 2016, our approximate average holding period for a rental vehicle was 16 months in the U.S. and 14 months in our international operations.

Our fleet composition at December 31, 2016 is as follows:

Fleet Composition by Vehicle Manufacturer
As of December 31, 2016
U.S.     International*

*Vehicle manufacturers Groupe PSA (Peugeot and Citroen), Volvo, Volkswagen Group (Volkswagen, Skoda, Audi and Seat), Daimler AG (Mercedes Benz) and BMW together comprise another 25% of the international fleet and are included as "Other" in the overall and international charts above.

Purchases of vehicles are financed through cash from operations and by active and ongoing global borrowing programs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” in this 2016 Annual Report.

The vehicles we purchase are either program vehicles or non-program vehicles. We periodically review the efficiencies of an optimal mix between program and non-program vehicles in our fleet and adjust the ratio of program and non-program vehicles in our fleet as needed based on contract negotiations and the economic environment pertaining to our industry.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

For program vehicles, under our repurchase programs, the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase or auction periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Repurchase prices under repurchase programs are based on the original cost less a set daily depreciation amount. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the vehicles covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the vehicles. These repurchase and guaranteed depreciation programs limit our residual risk with respect to vehicles purchased under the programs and allow us to reduce the variability of depreciation expense for each vehicle, however, typically the acquisition cost is higher. Program vehicles generally provide us with flexibility to increase or reduce the size of our fleet based on economic demand. When we increase the percentage of program vehicles, the average age of our fleet decreases since the average holding period for program vehicles is shorter than for non-program vehicles.

Program vehicles as a percentage of all vehicles purchased within each of our U.S. and International vehicle rental segments were as follows:

Non-program vehicles are not purchased under repurchase or guaranteed depreciation programs. Rather, we dispose of non-program vehicles, as well as program vehicles that become ineligible for manufacturer repurchase or guaranteed depreciation programs, through a variety of disposition channels, including auctions, brokered sales, sales to wholesalers and sales to dealers. We also dispose of vehicles at our own Hertz retail sales outlets, primarily in the U.S. which consists of a network of 80 company-operated vehicle sales locations dedicated to the sale of used vehicles from our rental fleet. Vehicles disposed of through our retail outlets allow us the opportunity for ancillary revenue, such as warranty and financing and title fees.

We also offer Rent2Buy in 35 states and several European countries, an innovative program designed to sell used rental vehicles. Customers have an opportunity for a test rental of a vehicle from our rental fleet. If the customer purchases the vehicle, he or she is credited with a portion of their rental charges. The purchase transaction is completed through the internet and by mail in those states where permitted.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

During the year ended December 31, 2016, of the vehicles sold in our U.S. vehicle rental operations that were not repurchased by manufacturers, we sold approximately 34% at auction, 36% through dealer direct and 30% through our Rent2Buy program or at retail locations. During the year ended December 31, 2016, of the vehicles sold in our international vehicle rental operations that were not repurchased by manufacturers, we sold approximately 13% at auction, 79% through dealer direct and 8% through our Rent2Buy program or at retail locations.

We maintain automobile maintenance centers at or near certain airports and in certain urban and off airport areas, which provide maintenance facilities for our vehicles. Many of these facilities include sophisticated vehicle diagnostic and repair equipment and are accepted by automobile manufacturers as eligible to perform and receive reimbursement for warranty work. Collision damage and major repairs are generally performed by independent contractors.

Franchisees

In certain U.S. and international markets, we have found it efficient to utilize independent franchisees, which rent vehicles that they own, under our Hertz, Dollar, or Thrifty brands. In certain markets and under certain circumstances, franchisees are given the opportunity to acquire franchises for multiple brands.

We believe that our franchisee arrangements are important to our business because they enable us to offer expanded national and international service and a broader one-way rental program. Licenses are issued principally by our wholly-owned subsidiaries, under franchise arrangements to independent franchisees and affiliates who are engaged in the vehicle rental business in the U.S. and in many other countries.

Franchisees generally pay fees based on a percentage of their revenues or the number of vehicles they operate. The operations of all franchisees, including the purchase and ownership of vehicles, are financed independently by the franchisees, and we do not have any investment interest in the franchisees or their fleets. Fees from franchisees, including initial franchise fees, are used to, among other things, generally support the cost of our brand awareness programs, reservations system, sales and marketing efforts and certain other services and are less than 2% of our consolidated revenues each period. In return, franchisees are provided the use of the applicable brand name, certain operational support and training, reservations through our reservations channels, and other services. In addition to vehicle rental, certain franchisees outside the U.S. engage in vehicle leasing, chauffeur-driven rentals and renting camper vans.

U.S. franchisees ordinarily are limited as to transferability without our consent and are terminable by us only for cause or after a fixed term. Franchisees in the U.S. may generally terminate for any reason on 90 days' notice. In Europe and certain other international jurisdictions, franchisees typically do not have early termination rights. Initial license fees or the price for the sale to a franchisee of a company-owned location may be payable over a term of several years. We continue to issue new licenses and, from time to time, purchase franchisee businesses.

Seasonality

Our vehicle rental operations are a seasonal business, with decreased levels of business in the winter months and heightened activity during spring and summer peak ("our peak season") for the majority of countries where we generate our revenues. To accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, vehicles and staff are decreased accordingly. Certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand.

The following chart sets forth this seasonal effect of our vehicle rental operations by presenting quarterly revenues for each of the years ended December 31, 2016, 2015 and 2014. Amounts are computed independently each quarter, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

All Other Operations

Through our Donlen subsidiary, we are a leading provider of comprehensive, integrated fleet leasing and fleet management solutions for corporate fleets. Our All Other Operations segment generated $592 million in revenues during the year ended December 31, 2016, substantially all of which was attributable to Donlen.

Donlen

Donlen provides a comprehensive array of fleet leasing, financing, telematics, and fleet management services to commercial fleets in the U.S. and Canada. Products offered by Donlen include:

•	Vehicle financing, acquisition and remarketing;

•	License, title and registration;

•	Maintenance consultation;

•	Fuel management;

•	Accident management;

•	Toll management;

•	Telematics-based location, driver performance and scorecard reporting; and

•	Lease financing.

Donlen’s leased fleet consists primarily of passenger vehicles, cargo vans and light trucks. Vehicles are acquired directly from domestic and foreign manufacturers, as well as dealers. As of December 31, 2016, more than half of Donlen’s leased fleet is 2015 model year or newer.

Donlen’s primary product for vehicle and light to medium truck fleets is an open-ended terminal rental adjustment clause ("TRAC") lease. For most customers, the vehicle must be leased for a minimum of 12 months, after which the lease converts to a month-to-month lease allowing the vehicle to be surrendered any time thereafter. Our sale of the vehicle following the termination of the lease may result in a TRAC adjustment, through which the customer is credited or charged with the surplus or loss on the vehicle. Approximately 80% of Donlen’s lease portfolio consists of floating-rate leases which allow lease charges to be adjusted based on benchmark indices.

Donlen offers financing solutions for heavier-duty trucks and equipment. Lease financing is provided through syndication arrangements with lending institutions. Donlen originates the leases, acquires the assets, and services the lease throughout the term.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Donlen provides services to leased and non-leased fleets consisting of fuel purchasing and management, preventive maintenance, repair consultation, toll management and accident management. Additionally, Donlen manages license and title, vehicle registration, and regulatory compliance. Donlen’s telematics products provide enhanced visibility and reporting over driver and vehicle performance.

The commercial fleet market is one of the largest segments of the U.S. automotive industry, primarily consisting of vehicles utilized in a sales, service, or delivery application. The fleet management industry has experienced significant consolidation over the years and today our principal fleet management competitors in the U.S. and Canada are Enterprise, Automotive Resources International, Element Financial Corporation, Wheels, Inc. and LeasePlan Corporation N.V.

EMPLOYEES

As of December 31, 2016, we employed approximately 36,000 persons, consisting of approximately 27,000 persons in our U.S. operations and approximately 9,000 persons in our international operations. International employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 23% of our workforce in the U.S. (including those in the U.S. territories) are presently in effect under active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering almost one-third of these employees will expire during 2017. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nevertheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruption.

In addition to the employees referred to above, we employ a substantial number of temporary workers, and engage outside services, as is customary in the industry, principally for the non-revenue movement of rental vehicles between rental locations.

INSURANCE AND RISK MANAGEMENT

There are three types of generally insurable risks that arise in our operations:

•	legal liability arising from the operation of our vehicles and on-road equipment (vehicle liability);

•	legal liability to members of the public and employees from other causes (general liability/workers' compensation); and

•	risk of property damage and/or business interruption and/or increased cost of operating as a consequence of property damage.

In addition, we offer optional liability insurance and other products providing insurance coverage, which create additional risk exposures for us. Our risk of property damage is also increased when we waive the provisions in our rental contracts that hold a renter responsible for damage or loss under an optional loss or damage waiver that we offer. We bear these and other risks, except to the extent the risks are transferred through insurance or contractual arrangements.

In many cases we self-insure our risks or insure risks through wholly-owned insurance subsidiaries. We mitigate our exposure to large liability losses by maintaining excess insurance coverage, subject to deductibles and caps, through unaffiliated carriers. For our international operations outside of Europe, and for our long-term vehicle leasing operations, we maintain some liability insurance coverage with unaffiliated carriers.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Third-Party Liability

In our U.S. operations, we are required by applicable financial responsibility laws to maintain insurance against legal liability for bodily injury (including death) or property damage to third parties arising from the operation of our vehicles and on-road equipment, sometimes called “vehicle liability,” in stipulated amounts. In most places, we satisfy those requirements by qualifying as a self-insurer, a process that typically involves governmental filings and demonstration of financial responsibility, which sometimes requires the posting of a bond or other security. In the remaining places, we obtain an insurance policy from an unaffiliated insurance carrier and indemnify the carrier for any amounts paid under the policy. As a result of such arrangements, we bear economic responsibility for U.S. vehicle liability, except to the extent we successfully transfer such liability to others through insurance or contractual arrangements.

For our vehicle rental operations in Europe, we have established a wholly-owned insurance subsidiary, Probus Insurance Company Europe Limited (“Probus”), a direct writer of insurance domiciled in Ireland. In European countries with company-operated locations, we have purchased from Probus the vehicle liability insurance required by law, and Probus reinsured the risks under such insurance with Hertz International RE, a wholly-owned reinsurer organized in Ireland (“HIRE”) and / or HIRE Bermuda Limited, a wholly-owned reinsurance company domiciled in Bermuda. This coverage is purchased from unaffiliated carriers for Spain. Thus, as with our U.S. operations, we bear economic responsibility for vehicle liability in our European vehicle rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside of Europe, we maintain some form of vehicle liability insurance coverage with unaffiliated carriers. The nature of such coverage, and our economic responsibility for covered losses, varies considerably. In all cases, though, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

In our U.S. and international operations, from time to time in the course of our business, we become legally responsible to members of the public for bodily injury (including death) or property damage arising from causes other than the operation of our vehicles, sometimes known as “general liability.” As with vehicle liability, we bear economic responsibility for general liability losses, except to the extent we transfer such losses to others through insurance or contractual arrangements. In addition, to mitigate these exposures, we maintain excess liability insurance coverage with unaffiliated insurance carriers.

In our U.S. vehicle rental operations, we offer an optional liability insurance product, Liability Insurance Supplement (“LIS”) that provides vehicle liability insurance coverage substantially higher than state minimum levels to the renter and other authorized operators of a rented vehicle. LIS coverage is primarily provided under excess liability insurance policies issued by an unaffiliated insurance carrier, the risks under which are reinsured with a wholly-owned subsidiary, HIRE Bermuda Limited.

In our U.S. vehicle rental operations and our company-operated international vehicle rental operations in many countries, we offer optional products providing Personal Accident Insurance / Personal Effects Coverage (“PAI/PEC”) and Emergency Sickness Protection ("ESP") insurance coverage to the renter and the renter's immediate family members traveling with the renter for accidental death or accidental medical expenses arising during the rental period or for damage or loss of their property during the rental period. PAI/PEC and ESP coverage is provided under insurance policies issued by unaffiliated carriers or, in Europe, by Probus, and the risks under such policies either are reinsured with HIRE Bermuda Limited or are the subject of indemnification arrangements between us and the carriers.

Our offering of LIS, PAI/PEC and ESP coverage in our U.S. vehicle rental operations is conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers.

Provisions on our books for self-insured public liability and property damage vehicle liability losses are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2016, this liability was estimated at $407 million for our combined U.S. and international operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Damage to Our Property

We bear the risk of damage to our property, unless such risk is transferred through insurance or contractual arrangements.

To mitigate our risk of large, single-site property damage losses globally, we maintain property insurance with unaffiliated insurance carriers in such amounts as we deem adequate in light of the respective hazards, where such insurance is available on commercially reasonable terms.

Our rental contracts typically provide that the renter is responsible for damage to or loss (including loss through theft) of rented vehicles. We generally offer an optional rental product, known in various countries as “loss damage waiver,” “collision damage waiver” or “theft protection,” under which we waive or limit our right to make a claim for such damage or loss.

Collision damage costs and the costs of stolen or unaccounted-for vehicles, along with other damage to our property, are charged to expense as incurred.

Other Risks

To manage other risks associated with our businesses, or to comply with applicable law, we purchase other types of insurance carried by business organizations, such as worker's compensation and employer's liability, commercial crime and fidelity, performance bonds, directors' and officers' liability insurance and cyber security coverage from unaffiliated insurance companies in amounts deemed by us to be adequate in light of the respective hazards, where such coverage is obtainable on commercially reasonable terms.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

Throughout the world, we are subject to numerous types of governmental controls, including those relating to prices and advertising, privacy and data protection, currency controls, labor matters, credit and charge card operations, insurance, environmental protection, used vehicle sales and licensing.

Environmental

We are subject to extensive federal, state, local, and foreign environmental and safety laws, regulations, directives, rules and ordinances concerning, among other things, the operation and maintenance of vehicles, trucks and other vehicles, buses and vans; the ownership and operation of tanks for the storage of petroleum products, including gasoline, diesel fuel and oil; and the generation, storage, transportation and disposal of waste materials, including oil, vehicle wash sludge and waste water.

As of December 31, 2016, we have accrued approximately $2 million for environmental remediation. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our operating results or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus future costs associated with such matters may exceed the amount of the current accrual.

Dealings with Renters

In the U.S., vehicle rental transactions are generally subject to Article 2A of the Uniform Commercial Code, which governs “leases” of tangible personal property. Vehicle rental is also specifically regulated in more than half of the states of the U.S. and many other international jurisdictions. The subjects of these regulations include the methods by which we advertise, quote and charge prices, the consequences of failing to honor reservations, the terms on which we deal with vehicle loss or damage (including the protections we provide to renters purchasing loss or damage waivers)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

and the terms and method of sale of the optional insurance coverage that we offer. Some states (including California, New York, Nevada and Illinois) regulate the price at which we may sell loss or damage waivers, and many state insurance regulators have authority over the prices and terms of the optional insurance coverage we offer. See “Insurance and Risk Management-Damage to Our Property” above for further discussion regarding the loss or damage waivers and optional insurance coverages that we offer renters. In addition, various consumer protection laws and regulations may generally apply to our business operations. Internationally, regulatory regimes vary greatly by jurisdiction, but they do not generally prevent us from dealing with customers in a manner similar to that employed in the U.S.

Both in the U.S. and internationally, we are subject to increasing regulation relating to customer privacy and data protection. In general, we are limited in the uses to which we may put data that we collect about renters, including the circumstances in which we may communicate with them. In addition, we are generally obligated to take reasonable steps to protect customer data while it is in our possession. Our failure to do so could subject us to substantial legal liability, require us to bear significant remediation costs, or seriously damage our reputation.

Changes in Regulation

Changes in government regulation of our businesses have the potential to materially alter our business practices, or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official. Sometimes those changes may have not just prospective but also retroactive effect; this is particularly true when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have either more or less impact on us than on our competitors, depending on the circumstances. Several U.S. State Attorneys General have taken the position that vehicle rental companies either may not pass through to customers, by means of separate charges, expenses such as vehicle licensing and concession fees or may do so only in certain limited circumstances. Recent or potential changes in law or regulation that affect us relate to insurance intermediaries, customer privacy, data security and rate regulation and our retail vehicle sales operations.

In addition, our operations, as well as those of our competitors, also could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. We are not aware of any current proposal to impose such a regime in the U.S. or internationally. Such a regime could, however, be quickly imposed if there was a serious disruption in supply for any reason, including an act of war, terrorist incident or other problem affecting petroleum supply, refining, distribution or pricing.

AVAILABLE INFORMATION

Hertz Global and Hertz each file annual, quarterly and current reports and other information with the SEC. You may read and copy any documents that are filed at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 to obtain further information about the public reference room. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy and information statements and other information about issuers that file electronically with the SEC, including Hertz Global and Hertz. You may also access, free of charge, Hertz Global and Hertz's reports filed with the SEC (for example, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those forms) indirectly through our internet website (www.hertz.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

Our business is subject to a number of important risks and uncertainties, some of which are described below. The risks and uncertainties described below, however, are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also significantly impact us. Any of these risks and uncertainties may materially and adversely affect our business, financial condition or results of operations, liquidity and cash flows. In such a case, you may lose all or part of your investment in Hertz Global's

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

common stock or The Hertz Corporation's debt securities. You should carefully consider each of the following risks and uncertainties. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, operating results or cash flow and we believe that the following information identifies the material risks and uncertainties affecting Hertz and Hertz Global; however, the following risks and uncertainties are not the only risks and uncertainties facing us and it is possible that other risks and uncertainties might significantly impact us.

Our vehicle rental business is particularly sensitive to reductions in the levels of airline passenger travel, and reductions in air travel could materially adversely impact our financial condition, results of operations, liquidity and cash flows.

The vehicle rental industry is particularly affected by reductions in business and leisure travel, especially with respect to levels of airline passenger traffic. Reductions in levels of air travel, whether caused by general economic conditions, airfare increases (such as due to capacity reductions or increases in fuel costs borne by commercial airlines) or other events (such as work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events) could materially adversely affect us. In particular, we derive a substantial proportion of our revenues from key leisure destinations, including Florida, Hawaii, California, New York and Texas in the U.S. and Europe internationally and the level of travel to these destinations is dependent upon the ability and willingness of consumers to travel on vacation and the effect of economic cycles on consumers’ discretionary travel. To the extent travel to these destinations is adversely affected, our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

We face intense competition that may lead to downward pricing or an inability to increase prices.

The markets in which we operate are highly competitive and are increasingly subject to substitution. We believe that price is one of the primary competitive factors in the vehicle rental market and that the internet has enabled cost‑conscious customers, including business travelers, to more easily compare rates available from rental companies. If we try to increase our pricing, our competitors, some of whom may have greater resources and better access to capital than us, may seek to compete aggressively on the basis of pricing. In addition, our competitors may reduce prices in order to attempt to gain a competitive advantage, capture market share, or to compensate for declines in rental activity. To the extent we do not match or remain within a reasonable competitive margin of our competitors’ pricing, our revenues and results of operations, financial condition, liquidity and cash flows could be materially adversely affected. If competitive pressures lead us to match any of our competitors’ downward pricing and we are not able to reduce our operating costs, then our margins, results of operations, financial condition, liquidity and cash flows could be materially adversely impacted. See Item 1, “Business - U.S. and International Rental Car Segments - Markets and Competition” in this 2016 Annual Report.

Our business is highly seasonal and any occurrence that disrupts rental activity during our peak periods could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Certain significant components of our expenses are fixed in the short‑term, including minimum concession fees, real estate taxes, rent, insurance, utilities, maintenance and other facility‑related expenses, the costs of operating our information technology systems and minimum staffing costs. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher. The second and third quarters of the year have historically been the strongest quarters for our vehicle rental business due to increased levels of leisure travel. Any occurrence that disrupts rental activity during these periods could have a disproportionately material adverse effect on our results of operations, financial condition, liquidity and cash flows.

If our management is unable to accurately estimate future levels of rental activity and adjust the number and mix of vehicles used in our rental operations accordingly, our results of operations, financial condition, liquidity and cash flows could suffer.

Because vehicle costs typically represent our single largest expense and vehicle purchases are typically made weeks or months in advance of the expected use of the vehicle, our business is dependent upon the ability of our management to accurately estimate future levels of rental activity and consumer preferences with respect to the mix of vehicles used in our rental operations. To the extent we do not purchase sufficient numbers of vehicles, or the right types of vehicles,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

to meet consumer demand, we may lose revenue to our competitors. If we purchase too many vehicles, our vehicle utilization could be adversely affected and we may not be able to dispose of excess vehicles in a timely and cost effective manner. While purchasing program vehicles is useful in managing our seasonal peak demand for vehicles, program vehicles typically cost more than non-program vehicles. As a result, if our management is unable to accurately estimate future levels of rental activity and determine the appropriate mix of vehicles used in our rental operations, including because of changes in the competitive environment or economic factors outside of our control, our results of operations, financial condition, liquidity and cash flows could suffer.

Increased vehicle cost due to declines in the value of the non-program vehicles in our operations could materially adversely impact our financial condition, results of operations, liquidity and cash flows.

Manufacturers agree to repurchase program vehicles at a specified price or guarantee the depreciation rate on the vehicles during a specified time period. To the extent the vehicles in our rental operations are non-program vehicles, we have an increased risk that the net amount realized upon disposition of the vehicle will be less than its estimated residual value at such time. Any decrease in residual values with respect to our non-program vehicles could also materially adversely affect our financial condition, results of operations, liquidity and cash flows.

While program vehicles cost more than comparable non-program vehicles, the use of program vehicles enables us to determine our depreciation expense in advance and this is useful to us because depreciation is a significant cost factor in our operations. Using program vehicles is also useful in managing our seasonal peak demand for vehicles, because in certain cases we can sell certain program vehicles shortly after having acquired them at a higher value than what we could for a similar non-program vehicle at that time. If there were fewer program vehicles in our rental operations, these benefits would diminish and we would bear increased risk related to residual value. In addition, the related depreciation on our vehicles and our flexibility to reduce the number of vehicles used in our rental operations by returning vehicles sooner than originally expected without the risk of loss in the event of an economic downturn or to respond to changes in rental demand would be reduced.

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

The price and other terms at which we can acquire vehicles vary based on market and other conditions. For example, certain vehicle manufacturers have in the past, and may in the future, utilize strategies to de-emphasize sales to the vehicle rental industry, which can negatively impact our ability to obtain vehicles on competitive terms and conditions. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles at competitive prices and on competitive terms and conditions. If we are unable to obtain an adequate supply of vehicles, or if we obtain less favorable pricing and other terms when we acquire vehicles and are unable to pass on any increased costs to our customers, then our financial condition, results of operations, liquidity and cash flows may be materially adversely affected.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

A material downsizing in the number of revenue earning vehicles we own or a change in U.S. tax laws could require us to make additional cash payments for tax liabilities, which could be material.

We have maintained like-kind exchange programs for our U.S. vehicle rental business and Donlen for a number of years (the "LKE Program"). Our LKE Program allows tax gains on the disposition of our revenue earning vehicles to be deferred and have resulted in deferrals of federal and state income taxes for prior years. If a qualified replacement vehicle is not purchased within a specific time period after vehicle disposal, then taxable gain is recognized. Furthermore, we benefit from accelerated depreciation permitted under the Internal Revenue Code. A material reduction in the combined net book value of our revenue earning vehicles, a material and extended reduction in vehicle purchases and/or a material downsizing in the number of revenue earning vehicles, for any reason, could result in reduced tax deferrals in the future, which in turn could require us to make material cash payments for U.S. federal and state income tax liabilities. We cannot offer assurance that the expected tax deferral will continue.
Similarly, there is significant uncertainty as to whether the U.S. federal and state income tax laws, legislation or regulations governing like-kind exchange and accelerated depreciation deductions will remain intact in their current form. If the laws, regulations or administrative interpretations of those laws or regulations change, there could be an adverse impact on our ability to defer gains on the sales of our U.S. revenue earning vehicles and/or recognize accelerated depreciation on said vehicles. This could result in the company being required to make material cash payments resulting from the inability to defer U.S. federal and state gains on the sales of the revenue earning vehicles. We cannot predict when or if any changes will be adopted and in what manner.

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

We rely on third-party distribution channels for a significant amount of our revenues.

Third-party distribution channels account for a significant amount of our vehicle rental reservations. These third-party distribution channels include traditional and online travel agencies, third-party internet sites, airlines and hotel companies, marketing partners such as credit card companies and membership organizations and global distribution systems that allow travel agents, travel service providers and customers to connect directly to our reservations systems. Loss of access to any of these channels, changes in pricing or commission structures or a reduction in transaction volume could have an adverse impact on our financial condition or results of operations, liquidity and cash flows, particularly if our customers are unable to access our reservation systems through alternate channels.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

We may not be successful in implementing our strategy of further reducing operating costs and our cost reduction initiatives may have adverse consequences.

We are continuing to implement initiatives to reduce our operating expenses. These initiatives may include headcount reductions, business process and information technology outsourcing, business process re‑engineering, internal reorganization and other expense controls. We cannot assure you that our cost reduction initiatives will achieve any further success. If we are unsuccessful in taking advantage of these opportunities, our margins could decrease, which could negatively impact our ability to effectively compete. Whether or not successful, our cost reduction initiatives involve significant expenses and we expect to incur further expenses associated with these initiatives, some of which may be material in the period in which they are incurred.

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

If our customers develop loyalty to travel intermediaries rather than our brands, our financial results may suffer.

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

We review our goodwill and indefinite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and at least annually. If economic deterioration occurs, then we may be required to record charges for goodwill or indefinite lived intangible asset impairments in the future, which could have a material adverse non‑cash impact on our results of operations. For further discussion of impairment charges related to goodwill and indefinite-lived intangible assets, see Note 6, "Goodwill and Other Intangible Assets" to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Our foreign operations expose us to risks that may materially adversely affect our financial condition, results of operations, liquidity and cash flows.

A significant portion of our annual revenues are generated outside the U.S. Operating in many different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change and are often much different than the domestic laws in the U.S., including laws relating to taxes, automobile‑related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk, as well as limitations on our ability to repatriate income; (iii) varying tax regimes, including consequences from changes in applicable tax laws and our ability to repatriate cash from non-U.S. affiliates without adverse tax consequences; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and (v) political and economic instability, natural calamities, war, and terrorism. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, financial condition, liquidity, cash flows and ability to diversify internationally.

Our international operations are based in Uxbridge, England and we have significant vehicle rental operations in the United Kingdom and the Eurozone. The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s withdrawal from the European Union (the “Brexit”). In order to effect the Brexit, a process of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

negotiation will determine the future terms of the United Kingdom’s relationship with the European Union. Depending on the terms of Brexit, if any, the United Kingdom could lose access to the single European Union market and to the global trade deals negotiated by the European Union on behalf of its members. The effects of the Brexit vote and the perceptions as to the impact of the withdrawal of the United Kingdom from the European Union may adversely affect business activity and economic and market conditions in the United Kingdom, the Eurozone and globally, could make it more difficult for us to manage our international operations out of the United Kingdom and could contribute to instability in global financial and foreign exchange markets. In addition, Brexit could lead to additional political, legal and economic instability in the European Union.

Additionally, operating in many different countries also increases the risk of a violation, or alleged violation, of the United States Foreign Corrupt Practices Act, the U.K. Bribery Act, other applicable anti-corruption laws and regulations, the economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the anti-boycott regulations administered by the U.S. Department of Commerce's Office of Anti-boycott Compliance. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm the Company’s reputation and business. There can be no assurance that all of our employees, contractors and agents will comply with the Company’s policies that mandate compliance with these laws. Violations of these laws could be costly and disrupt the Company’s business, which could have a material adverse effect on its business, financial condition, results of operations, liquidity and cash flows.

Manufacturer safety recalls could create risks to our business.

Our vehicles may be subject to safety recalls by their manufacturers. The Raechel and Jacqueline Houck Safe Rental Car Act of 2015 prohibits us from renting vehicles with open federal safety recalls and to repair or address these recalls prior to renting or selling the vehicle. Any federal safety recall with respect to our vehicles would require us to decline to rent recalled vehicles until we can arrange for the steps described in the recall to be taken. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to rent recalled vehicles for a significant period of time. Those types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our vehicles, and could also result in the loss of business to our competitors. Depending on the severity of any recall, it could materially adversely affect our revenues, create customer service problems, reduce the residual value of the recalled vehicles and harm our general reputation.

Our business is heavily reliant upon communications networks and centralized information technology systems and the concentration of our systems creates risks for us.

We rely heavily on communication networks and information technology systems to accept reservations, process rental and sales transactions, manage our pricing, manage our revenue earning vehicles, manage our financing arrangements, account for our activities and otherwise conduct our business. Our reliance on these networks and systems exposes us to various risks that could cause a loss of reservations, interfere with our ability to manage our vehicles, slow rental and sales processes, adversely affect our ability to comply with our financing arrangements and otherwise materially adversely affect our ability to manage our business effectively. Our major information technology systems, reservations and accounting functions are centralized in a few locations worldwide. Any disruption, termination or substandard provision of these services, whether as the result of localized conditions (such as a fire, explosion or hacking), failure of our systems to function as designed, or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and information technology functions or by eliminating access to financing arrangements. Any disruption or poor performance of our systems could lead to lower revenues, increased costs or other material adverse effects on our results of operations, financial condition, liquidity or cash flows.

Failure to maintain, upgrade and consolidate our information technology networks could adversely affect us.

We are continuously upgrading and consolidating our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. In particular, we currently have material weaknesses in our internal controls and in certain instances enhancements to our accounting systems may assist in the remediation of these material weaknesses. In addition, we have decided to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

outsource a significant portion of our information technology services. These types of activities subject us to additional costs and inherent risks associated with outsourcing, replacing and changing these systems, including impairment of our ability to manage our business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to outsourcing alternatives, new systems or of integrating new systems into our current systems. Our outsourcing initiatives and system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of our outsourcing initiatives and new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated and our competitive position may be adversely affected if we are unable to maintain systems that allow us to manage our business in a competitive manner.

The misuse or theft of information we possess, including as a result of cyber security breaches, could harm our brand, reputation or competitive position and give rise to material liabilities.

We regularly possess, store and handle non‑public information about millions of individuals and businesses, including both credit and debit card information and other sensitive and confidential personal information. In addition, our customers regularly transmit confidential information to us via the internet and through other electronic means. Despite the security measures we currently have in place, our facilities and systems and those of our third‑party service providers may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deception of our employees or contractors. Many of the techniques used to obtain unauthorized access, including viruses, worms and other malicious software programs, are difficult to anticipate until launched against a target and we may be unable to implement adequate preventative measures. Our failure to maintain the security of that data, whether as the result of our own error or the malfeasance or errors of others, could harm our reputation, interrupt our operations, result in governmental investigations and give rise to a host of civil or criminal liabilities. Any such failure could lead to lower revenues, increased remediation, prevention and other costs and other material adverse effects on our results of operations, financial condition, liquidity and cash flows.

Our leases and vehicle rental concessions expose us to risks.

We maintain a substantial network of vehicle rental locations at a number of airports in the U.S. and internationally. Many of these locations are leased and, in the case of airport vehicle rental locations, the subject of vehicle rental concessions where vehicle rental companies are frequently required to bid periodically for the available locations. If we are unable to continue operating these facilities at their current locations due to the termination of leases or vehicle rental concessions, particularly at airports, which comprise a majority of our revenues, our operating results could be adversely affected. In addition, if the costs of these leases increases and we are unable to increase our prices to offset the increased costs, our financial results could suffer.

Maintaining favorable brand recognition is essential to our success, and failure to do so could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Our business is heavily dependent upon the favorable brand recognition that our “Hertz”, “Dollar” and “Thrifty” brand names have in the markets in which they participate. Factors affecting brand recognition are often outside our control, and our efforts to maintain or enhance favorable brand recognition, such as marketing and advertising campaigns, may not have their desired effects. In addition, although our licensing partners are subject to contractual requirements to protect our brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions and various laws may limit our ability to enforce the terms of these agreements or to terminate the agreements. Any decline in perceived favorable recognition of our brands could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

Our business operations are dependent upon the ability of our new employees to learn their new roles.

Beginning in 2013, we transitioned our corporate headquarters from Park Ridge, New Jersey to Estero, Florida. In connection with the transition, we have replaced many employees in key functions. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, some of which are new, and key information technologies and related infrastructure used in our day‑to‑day operations and financial reporting and we may experience additional costs as new employees learn their roles and gain necessary experience. It is important to our success that these new employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, if we were to lose the services of any one or more key employees, whether due to death, disability or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing and other objectives, could be significantly impaired.

We may face issues with our union employees.

Labor contracts covering the terms of employment for the Company's union employees in the U.S. (including those in the U.S. territories) are presently in effect under active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. These contracts are renegotiated periodically. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

The restatement in 2015 of our previously issued financial statements has been time consuming and expensive and could expose us to additional risks that could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

We have incurred significant expenses, including audit, legal, consulting and other professional fees and lender and noteholder consent fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of weaknesses in our internal control over financial reporting. We have taken a number of steps, including adding significant internal resources and implementing a number of additional procedures, in order to strengthen our accounting function and attempt to reduce the risk of additional misstatements in our financial statements. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and ongoing remediation of material weaknesses in our internal controls.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In Item 9A, "Controls and Procedures” of this 2016 Annual Report, management identified material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016. The assessment was based on criteria established in Internal Control‑Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. We are actively engaged in remediation activities designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We may also lose assets if we do not maintain adequate internal controls.

The restatement in 2015 of our previously issued financial results has resulted in government investigations and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

We are subject to securities class action litigation relating to our previous public disclosures. In addition, the New York Regional Office of the SEC is currently investigating the events disclosed in certain of our filings with the SEC. A state securities regulator has also requested information and starting in June 2016 we have had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. For additional discussion of these matters, see Note 17, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, “Financial Statements and Supplementary Data.” We could also become subject to private litigation or investigations, or one or more government enforcement actions, arising out of the misstatements in our previously issued financial statements. Our management may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure in these matters at this time, we have already expended significant amounts investigating the claims underlying and defending this litigation and expect to continue to need to expend significant amounts to defend this litigation.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

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

The Company and Herc Holdings entered into a separation and distribution agreement and various other agreements to govern the separation Herc Holdings and the relationship between the two companies going forward. Certain of these agreements provide for the performance of services by the Company for the benefit of Herc Holdings and its subsidiaries for up to three years following the date of the Spin-Off, including with respect to the preparation of financial reports filed with the SEC. Certain of these agreements also impose certain obligations, including indemnification obligations, on Herc Holdings for the benefit of the Company. If Herc Holdings is unable to satisfy its obligations under these agreements, the Company could incur losses. These arrangements could also distract management and lead to disputes between the Company and Herc Holdings over the allocation of assets and liabilities between the Company and Herc Holdings.

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

In connection with the Spin-Offs, Herc Holdings received a private letter ruling from the Internal Revenue Service ("IRS") to the effect that, subject to the accuracy of and compliance with certain representations, assumptions and covenants, (i) the Spin-Off will qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code, and (ii) the internal spin-off transactions will qualify as tax free under Section 355 of the Code. A private letter ruling from the IRS generally is binding on the IRS. However, the IRS ruling did not rule that the Spin-Offs satisfied every requirement for a tax-free spin-off, and Herc Holdings and Hertz Global relied solely on opinions of professional advisors to determine that such additional requirements were satisfied. The ruling and the opinions relied on certain facts, assumptions, representations and undertakings from Herc Holdings and Hertz Holdings regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect or not otherwise satisfied, Herc Holdings and Hertz Global, and their affiliates may not be able to rely on the ruling or the opinions of tax advisors and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax advisors, the IRS could determine on audit that the Spin-Offs and related transactions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for any other reason, including as a result of certain significant changes in the stock ownership of Herc Holdings or Hertz Global after the Spin-Off. If the Spin-Offs or related transactions are determined to be taxable for U.S. federal income tax purposes, Herc Holdings and Hertz Global and, in certain cases, their stockholders (at the time of the Spin-Off) could incur significant U.S. federal income tax liabilities, including taxation on the value of the Hertz Global stock distributed in the Spin-Off and the value of other companies distributed in the internal Spin-Off transactions, and Hertz Global could incur significant liabilities, either directly to the tax authorities or under a Tax Matters Agreement entered into with Herc Holdings.

Some or all of our deferred tax assets could expire if we experience an “ownership change” as defined in Section 382 of the Code.

An “ownership change” could limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carry forwards, and credit carryforwards, to offset future taxable income. Our ability to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

use such tax attributes to offset future taxable income and tax liabilities may be significantly limited if we experience an “ownership change” as defined in Section 382(g) of the Code. In general, an ownership change will occur when the percentage of Hertz Global's ownership (by value) of one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally should be subject to an annual limitation on its pre-ownership change tax loss carryforward equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation accumulates each year to the extent that there is any unused limitation from a prior year. The limitation on our ability to utilize tax losses and credit carryforwards arising from an ownership change under Section 382 depends on the value of our equity at the time of any ownership change. If we were to experience an “ownership change”, it is possible that a significant portion of our tax loss carryforwards could expire before we would be able to use them to offset future taxable income. Many states adopt the federal section 382 rules and therefore have similar limitations with respect to state tax attributes.

We face risks related to liabilities and insurance.

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the vehicles rented or sold by us, and for employment‑related injury claims by our employees. The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. Currently, we generally self‑insure up to $10 million per occurrence in the U.S. and $5 million in Europe for vehicle and general liability exposures, $5 million for employment‑related injury claims, and we also maintain insurance with unaffiliated carriers in excess of such levels up to $200 million per occurrence for the current policy year, or in the case of international operations outside of Europe, in such lower amounts as we deem adequate given the risks. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See Item 1, “Business - Insurance and Risk Management” and Note 17, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, ‘‘Financial Statements and Supplementary Data.”

We could face a significant withdrawal liability if we withdraw from participation in multiemployer pension plans or in the event other employers in such plans become insolvent and certain multiemployer plans in which we participate are reported to have underfunded liabilities, any of which could have a material adverse effect on our financial condition, results of operations, liquidity or cash flows.

We could face a significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate or in the event other employers in such plans become insolvent, any of which could have a material adverse effect on our financial condition, results of operations, liquidity or cash flows.

We participate in various “multiemployer” pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump‑sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial condition, results of operations, liquidity or cash flows. See Note 8, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, ‘‘Financial Statements and Supplementary Data."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could materially adversely affect our financial condition, results of operations, liquidity or cash flows.

We are subject to federal, state, local and foreign environmental laws and regulations in connection with our operations, including with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. We cannot assure you that our tanks will at all times remain free from leaks or that the use of these tanks will not result in significant spills or leakage. If leakage or a spill occurs, it is possible that the resulting costs of cleanup, investigation and remediation, as well as any resulting fines, could be significant. We cannot assure you that compliance with existing or future environmental laws and regulations will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial condition, results of operations, liquidity or cash flows. See Item 1, ‘‘Business—Governmental Regulation and Environmental Matters’’ in this 2016 Annual Report.

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

Changes in the U.S. legal and regulatory environment that affect our operations, including laws and regulations relating to taxes, automobile related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, licensing and franchising, automotive retail sales, cost and fee recovery and the banking and financing industry could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

We are subject to a wide variety of U.S. laws and regulations and changes in the level of government regulation of our business have the potential to materially alter our business practices and materially adversely affect our financial condition, results of operations, liquidity and cash flows, including our profitability. Those changes may come about through new laws and regulations or changes in the interpretation of existing laws and regulations.

Any new, or change in existing, U.S. law and regulation with respect to optional insurance products or policies could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. For further discussion regarding how changes in the regulation of insurance intermediaries may affect us, see Item 1, ‘‘Business—Insurance and Risk Management’’ in this 2016 Annual Report. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

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

We derive revenue through rental activities of the Hertz, Dollar and Thrifty brands under franchise and license arrangements. These arrangements are subject to a number of federal and state laws and regulations that impose limitations on our interactions with counterparties. In addition, the automotive retail industry, including our network of company‑operated vehicle sales locations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales and related finance and insurance matters, advertising, licensing, consumer protection and consumer privacy. Changes in these laws and regulations that impact our franchising and licensing arrangements or our automotive retail sales could adversely impact our results.

In most places where we operate, we pass through various expenses, including the recovery of vehicle licensing costs and airport concession fees, to our rental customers as separate charges. We believe that our expense pass throughs, where imposed, are properly disclosed and are lawful.  However, in the event of incorrect calculations or disclosures

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

with respect to expense pass throughs, or a successful challenge to the methodology we have used for determining our expense pass through treatment, we could be subject to fines or other liabilities.  In addition, we may in the future be subject to potential legislative, regulatory or administrative changes or actions which could limit, restrict or prohibit our ability to separately state, charge and recover vehicle licensing costs and airport concession fees, which could result in a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

Certain proposed or enacted laws and regulations with respect to the banking and finance industries, including the Dodd‑Frank Wall Street Reform and Consumer Protection Act (including risk retention requirements) and amendments to the SEC's rules relating to asset-backed securities, could restrict our access to certain financing arrangements and increase our financing costs, which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

RISKS RELATED TO OUR SUBSTANTIAL INDEBTEDNESS

Our substantial level of indebtedness could materially adversely affect our financial condition, results of operations, cash flows, liquidity and ability to compete in our industry.

Our substantial indebtedness could materially adversely affect us. For example, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our various credit facilities, resulting in possible defaults on, and acceleration or early amortization of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) require us to dedicate a substantial portion of our cash flows from operations and investing activities to make payments on our debt, which would reduce our ability to fund working capital, capital expenditures or other general corporate purposes; (iv) increase our vulnerability to general adverse economic and industry conditions (such as credit‑related disruptions), including interest rate fluctuations, because a portion of our borrowings are at floating rates of interest and are not hedged against rising interest rates, and the risk that one or more of the financial institutions providing commitments under our revolving credit facilities fails to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected; (v) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins. While the terms of the agreements and instruments governing our outstanding indebtedness contain certain restrictions upon our ability to incur additional indebtedness, they do not fully prohibit us from incurring substantial additional indebtedness and do not prevent us from incurring obligations that do not constitute indebtedness. If new debt or other obligations are added to our current liability levels without a corresponding refinancing or redemption of our existing indebtedness and obligations, these risks would increase. For a description of the amounts we have available under certain of our debt facilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources—Borrowing Capacity and Availability” included in this 2016 Annual Report and Note 7, "Debt," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Our ability to manage these risks depends on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described under “Risks Related to Our Business.”

Our Senior Facilities (as defined in “Description of Certain Indebtedness” below) contain customary events of default, subject to customary cure periods for certain defaults, that include, among others, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-acceleration of certain other material indebtedness, and inaccuracy of representations and warranties. Upon an event of default thereunder, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable, which may cause further defaults and/or amortization events under our other debt obligations. The credit agreement governing our Senior Facilities requires us upon a change of control, as defined therein, to make an offer to repay in full all amounts outstanding thereunder upon such a change of control. Our failure to make such an offer would result in an event of default thereunder. In addition, the indentures governing our Senior Notes require us upon a change of control, as defined therein, to make an offer to repurchase all of such outstanding Senior Notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. If we failed to repurchase the Senior Notes, we would be in

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

default under the related indenture. Certain of our other indebtedness also could result in defaults and/or amortization events upon the occurrence of certain change of control events, as defined therein. If our current lenders accelerate the maturity of their related indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis, and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

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

Because substantially all of our assets are encumbered under financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have a material adverse effect on our financial flexibility and force us to attempt to incur additional unsecured indebtedness, which may not be available to us.

Restrictive covenants in certain of the agreements and instruments governing our indebtedness may materially adversely affect our financial flexibility or may have other material adverse effects on our business, financial condition, liquidity, cash flows and results of operations.

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

Our Senior RCF (as defined in “Description of Certain Indebtedness” below) subjects us to a financial maintenance covenant. Our ability to comply with this covenant will depend on our ongoing financial and operating performance, which in turn are subject to, among other things, the risks identified in “Risks Related to Our Business.”

The agreements governing our financing arrangements contain numerous covenants. The breach of any of these covenants or restrictions could result in a default under the relevant agreement, which could, in turn, cause cross‑defaults under our other financing arrangements. In such event, we may be unable to borrow under the Senior RCF (as defined in “Description of Certain Indebtedness” below) and certain of our other financing arrangements and may not be able to repay the amounts due under such arrangements, which could have a material adverse effect on our business, financial condition, liquidity, cash flows and results of operations.

An increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our profitability.

A significant portion of our outstanding debt bears interest at floating rates. As a result, to the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our debt and could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

In addition, we regularly refinance our indebtedness. If interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

cost of servicing our debt would increase and our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

RISKS RELATING TO HERTZ GLOBAL HOLDINGS, INC. COMMON STOCK

Hertz Holdings is a holding company with no operations of its own and depends on its subsidiaries for cash.
The operations of Hertz Holdings are conducted nearly entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends on its common stock is dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. However, none of the subsidiaries of Hertz Holdings are obligated to make funds available to Hertz Holdings for the payment of dividends or the service of its debt. In addition, certain states' laws and the terms of certain of our debt agreements significantly restrict, or prohibit, the ability of Hertz and its subsidiaries to pay dividends, make loans or otherwise transfer assets to Hertz Holdings, including state laws that require dividends to be paid only from surplus. If Hertz Holdings does not receive cash from its subsidiaries, then Hertz Holdings' financial condition could be materially adversely affected.
Hertz Holdings' share price may decline if it issues a large number of new shares or if a holder of a substantial number of shares sells their stock.
Hertz Holdings has a significant number of authorized but unissued shares, including shares available for issuance pursuant to various equity plans. In addition, in recent years, several shareholders, most notably affiliates of Carl Icahn, have accumulated significant amounts of Hertz Holdings common stock. A sale of a substantial number of shares or other equity-related securities in the public market pursuant to new issuances or by these significant shareholders could depress the market price of Hertz Holdings' stock and impair its ability to raise capital through the sale of additional equity securities. Any such sale or issuance would dilute the ownership interests of the then-existing stockholders, and could have material adverse effect on the market price of Hertz Holdings' common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate vehicle rental locations at or near airports and in central business districts and suburban areas of major cities in the U.S. (including Puerto Rico and the U.S. Virgin Islands), Australia, Belgium, Brazil, Canada, the Czech Republic, France, Germany, Italy, Luxembourg, the Netherlands, New Zealand, Slovakia, Spain and the United Kingdom, as well as retail used vehicle sales locations in the U.S. and Australia. We also operate headquarters, sales offices and service facilities in the foregoing countries in support of our vehicle rental operations, as well as small vehicle rental sales offices and service facilities in a select number of other countries in Europe and Asia.

We own approximately 3% of the locations from which we operate our vehicle rental businesses and in some cases own real property that we lease to franchisees or other third parties. The remaining locations from which we operate our vehicle rental businesses are leased or operated under concessions from governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses; to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises; or to do both. See Note 11, "Lease and Concession Agreements," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Donlen's headquarters is in a leased facility in Bannockburn, Illinois. Donlen also leases office space in Darien, Illinois for its fleet management services, consultation call center staff and certain financial systems functions. Donlen has other sales offices located throughout the U.S.

In November 2015, the Company completed the relocation of its worldwide headquarters from Park Ridge, New Jersey, to our newly constructed facility in Estero, Florida which we own. We also own two facilities and lease one facility in the vicinity of Oklahoma City, Oklahoma at which reservations for our vehicle rental operations are processed, global

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2. PROPERTIES (Continued)

information technology systems are serviced and finance and accounting functions are performed. Additionally, we own a reservation and financial center near Dublin, Ireland, at which we have centralized our European vehicle rental reservation, customer relations, accounting and human resource functions. We lease a European headquarters office in Uxbridge, England.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 17, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXECUTIVE OFFICERS OF THE REGISTRANTS

Set forth below are the names, ages, number of years employed by the Company as of March 1, 2017 and positions of our executive officers.

Name	Age	Number of Years Employed	Position
Kathryn V. Marinello	60	–	President and Chief Executive Officer
Michel Taride	59	30	Group President, Rent A Car International
Thomas C. Kennedy	51	3	Senior Executive Vice President and Chief Financial Officer
Eliana Zem	54	2	Executive Vice President and Chief Human Resources Officer
Alexandria Marren	56	2	Executive Vice President, North American Rental Car Operations
Richard J. Frecker	47	8	Executive Vice President, General Counsel and Secretary
Tyler A. Best	49	2	Executive Vice President and Chief Information Officer
Robin C. Kramer	51	2	Senior Vice President, Chief Accounting Officer

Ms. Marinello has served as the President and Chief Executive Officer and a member of the Boards of Directors of the Company since January 3, 2017. Ms. Marinello previously served as a Senior Advisor of Ares Management LLC since March 2014. Ms. Marinello served as the Chairman, President and Chief Executive Officer of Stream Global Services, Inc. from 2010 to March 2014. Ms. Marinello served as the Chief Executive Officer and President of Ceridian Corporation from 2006 to 2010. She served in a wide variety of senior roles over 10 years at General Electric, leading global, multi-billion dollar financial and services businesses. She served as the Chief Executive Officer and President of GE Fleet Services at GE Commercial Finance from October 2002 to October 2006 and GE Insurance Solutions from 1999 to 2002. She served as President and Chief Executive Officer of GE Financial Assurance Partnership Marketing Group, a diverse organization that includes GE's affinity marketing business, Auto & Home Insurance business, and Auto Warranty Service business from December 2000 to October 2002. Prior to this role, Ms. Marinello served as President of GE Capital Consumer Financial Services and also served as an Executive Vice President of GE Card Services, where she began her GE career in 1997. Prior to GE Capital, she served as President of the Electronic Payments Group at First Data Corporation, where she provided electronic banking and commerce, debit and commercial processing to the financial services industry. She has also served in senior leadership positions at US Bank, Chemical Bank, Citibank and Barclays. Ms. Marinello is an independent director of AB Volvo and RealPage, Inc. and a member of the Supervisory Board at The Nielsen Company B.V. She previously served as an independent director of General Motors from July 2009 to December 2016.
Mr. Taride has served as the Group President, Hertz Rent A Car International since January 2010. In this role Mr. Taride is currently responsible for our International Rental Car operations, other than in Canada and Puerto Rico and had global responsibility for our Global Customer Care Organization from October 2013 to March 2015. Mr. Taride previously served as Executive Vice President of the Company and President, Hertz Europe Limited from January 2004 and as Executive Vice President of the Company and President, Hertz Europe Limited, from June 2006 until December 2009. From January 2003 until December 2003, he served as Vice President and President, Hertz Europe Limited. From April 2000 until December 2002, he served as Vice President and General Manager, Rent A Car, Hertz Europe Limited. From July 1998 to March 2000, he was General Manager, Rent A Car France and HERC Europe. Previously, he served in various other operating positions in Europe from 1980 to 1983 and from 1985 to 1998.

Mr. Kennedy has served as the Senior Executive Vice President and Chief Financial Officer of the Company since December 2013. Prior to joining the Company, Mr. Kennedy served as Chief Financial Officer and Executive Vice President of Hilton Worldwide Holdings Inc. (formerly, Hilton Worldwide, Inc.) from 2008 to 2013.  Between 2003 and 2007, Mr. Kennedy served as Executive Vice President and Chief Financial Officer of Vanguard Car Rental (parent to Alamo Car Rental and National Car Rental brands).  Prior to joining Vanguard, Mr. Kennedy served in various positions at Northwest Airlines, Inc., including as Senior Vice President and Controller in 2003; Vice President, Financial Planning and Analysis from 2000 to 2002; Managing Director, Corporate Planning in 1999; and Director, Finance and Information Services, Pacific Division, Tokyo, Japan from 1997 to 1999.  Mr. Kennedy held various other financial positions with

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Northwest from 1992 to 1997.  He received his Masters in Business Administration from Harvard University and his Bachelors of Arts in Economics, summa cum laude, from Tulane University.

Ms. Zem has served as Executive Vice President and Chief Human Resources Officer of the Company since June 2015. Prior to joining the Company, Ms. Zem served as Senior Vice President, Human Resources, at Diageo North America, a producer and marketer of beverages, from 2006 to June 2015. From 1998 until 2006, Ms. Zem served in human resources roles of increasing responsibility for Diageo in Brazil and the United Kingdom.  From 1996 to 1998, she worked as a human resources consultant in Brazil.  Ms. Zem started her career in Brazil's banking industry where she had human resources roles of increasing responsibility at Unibanco, Citibank and Banco Nacional.

Ms. Marren has served as Executive Vice President, North American Rental Car Operations since August 2015.  Prior to joining the Company, Ms. Marren was Chief Operating Officer of ExpressJet Airlines, Inc., part of SkyWest, Inc., from 2014 to 2015.  Prior to ExpressJet, she was Senior Vice President at United Airlines and United Express from 2008 to 2013. Ms. Marren served in a number of executive roles at United, in all facets of the operations, including airports, inflight services, and the operations center during her more than 25-year career there. She graduated from Harvard University and the Advanced Management Program from Northwestern Kellogg, and has also served on the boards of the Alliant Credit Union and the American Red Cross.

Mr. Frecker has served as Executive Vice President, General Counsel and Secretary of the Company since July 2016. Mr. Frecker previously served as Senior Vice President and Acting General Counsel from April 2016 to July 2016, Vice President, Deputy General Counsel from March 2013 to April 2016, Associate General Counsel from March 2011 to March 2013 and Assistant General Counsel from July 2008 to March 2011. Prior to joining the Company, Mr. Frecker was Corporate Counsel at The Children’s Place, Inc., a NASDAQ-listed children’s apparel company from February 2006 to July 2008. Previous to The Children’s Place, Mr. Frecker was in private practice at the law firm of Dorsey and Whitney LLP.

Mr. Best has served as Executive Vice President and Chief Information Officer of the Company since January 2015. Prior to joining the Company, Mr. Best served at YP (formerly Yellow Pages) as Chief Information Officer from November 2012 through December 2014. From March 2012 to November 2012, Mr. Best was an independent consultant providing Cerberus Capital Management (a New York-based private equity firm) with information technology support services. From 2008 to 2012, Mr. Best served as Chief Technology Officer at Ally Financial, Inc. (formerly, GMAC). From June 2003 through December 2007, Mr. Best served as Senior Vice President and Chief Information Officer at Vanguard Car Rental (parent to Alamo Car Rental and National Car Rental brands).

Ms. Kramer has served as Senior Vice President and Chief Accounting Officer of the Company since May 2014. Prior to joining the Company, Ms. Kramer was an audit partner at Deloitte & Touche LLP from 2007 to 2014, including serving in Deloitte’s National Office Accounting Standards and Communications Group from 2007 to 2010. From 2005 to 2007, Ms. Kramer served as Chief Accounting Officer of Fisher Scientific International, Inc., and from 2004 to 2005 Ms. Kramer served as Director, External Reporting, Accounting and Control for the Gillette Company. Ms. Kramer also held partner positions in the public accounting firms of Ernst & Young LLP and Arthur Andersen LLP. Ms. Kramer earned a Bachelor’s degree in Accounting from Salem State College in Massachusetts. Ms. Kramer is a licensed CPA and is a member of the Massachusetts Society of CPAs, the AICPA, and served as a Board Member for the Massachusetts State Board of Accountancy from September 2011 to December 2015.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HERTZ GLOBAL

Market Price of Common Stock

Prior to the Spin-Off, Old Hertz Holdings common stock traded on the New York Stock Exchange ("NYSE") under the symbol "HTZ". In connection with the Spin-Off on June 30, 2016, Old Hertz Holdings stockholders of record as of the close of business on June 22, 2016 received one share of Hertz Holdings common stock for every five shares of Old Hertz Holdings common stock held as of the record date. As a result of the Spin-Off, each of Hertz Holdings and Old Hertz Holdings (aka: Herc Holdings, Inc.) are independent public companies trading on the New York Stock Exchange, trading under the symbol "HTZ" and “HRI”, respectively.

The following table sets forth the high and low sales price per share of common stock as reported by the NYSE for Old Hertz Holdings for periods prior to the Spin-Off, as adjusted for the one-to-five distribution ratio, and Hertz Holdings for periods subsequent to the Spin-Off:

2015	High	Low
1st Quarter	$125.60	$100.60
2nd Quarter	113.15	90.25
3rd Quarter	102.50	74.25
4th Quarter	100.25	68.15
2016
1st Quarter	$71.50	$34.75
2nd Quarter	59.40	37.80
3rd Quarter	53.14	38.43
4th Quarter	40.70	17.20

On March 1, 2017, there were 1,636 registered holders of Hertz Holdings common stock.

Share Repurchase Program

In connection with the Spin-Off on June 30, 2016, Hertz Holdings' Board approved a share repurchase program that authorizes Hertz Holdings to repurchase approximately $395 million worth of shares of its common stock (the "2016 share repurchase program"), which represents the amount remaining under the Old Hertz Holdings share repurchase programs as of the Spin-Off. The 2016 share repurchase program permits Hertz Holdings to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate Hertz Holdings to make any repurchases at any specific time or situation. As of December 31, 2016, Hertz Holdings repurchased two million shares for $100 million under this program.

Since Hertz Holdings does not conduct business itself, it primarily funds repurchases of its common stock using dividends from Hertz or amounts borrowed under the master loan agreement. In February 2017, as further described in Note 7, "Debt," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data", Hertz amended its credit agreement governing its Senior Facilities which restricts its ability to make dividends and certain restricted payments, including payments to Hertz Holdings for share repurchases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Dividends

Hertz Holdings paid no cash dividends on its common stock in 2016 or 2015, and it does not expect to pay dividends on its common stock for the foreseeable future. Since Hertz Holdings does not conduct business itself, it primarily funds dividends on its common stock using dividends from Hertz or amounts borrowed under the master loan agreement. In February 2017, as further described in Note 7, "Debt," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data", Hertz amended its credit agreement governing its Senior Facilities which restricts its ability to make dividends and certain restricted payments, including payments to Hertz Holdings for dividends on Hertz Holdings' common stock.

Recent Performance

The following graph compares the cumulative total stockholder return on Hertz Holdings common stock with the Russell 1000 Index and the Morningstar Rental & Leasing Services Industry Group. Consistent with the "Market Price of Common Stock" section above, the periods depicted in the chart below prior to the Spin-Off reflect the performance of Old Hertz Holdings common stock and the periods subsequent to the Spin-Off depict the Hertz Holdings common stock performance. The Russell 1000 Index is included because it is comprised of the 1,000 largest publicly traded issuers. The Morningstar Rental & Leasing Services Industry Group is a published, market capitalization-weighted index representing stocks of companies that rent or lease various durable goods to the commercial and consumer market including vehicles and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods, including Hertz Holdings. The results are based on an assumed $100 invested on December 31, 2011, at the market close, through December 31, 2016.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG HERTZ GLOBAL HOLDINGS, INC.,
RUSSELL 1000 INDEX AND MORNINGSTAR RENTAL & LEASING SERVICES
INDUSTRY GROUP
ASSUMES DIVIDEND REINVESTMENT

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Equity Compensation Information

The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2016:

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options and RSU's / PSU's (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Stock Options	886,364	$66.24	6,710,697
Performance Stock Units	592,931	N/A	—
Restricted Stock Units	346,984	N/A	—
Total	1,826,279		6,710,697

HERTZ

There is no established public trading market for the common stock of Hertz. Rental Car Intermediate Holdings, LLC, which is wholly-owned by Hertz Global, owns all of the outstanding common stock of Hertz. Hertz has not sold or repurchased any equity securities in the last three fiscal years.

Hertz paid dividends to Hertz Holdings of $334 million and $365 million for the years ended December 31, 2016 and 2015, respectively. In February 2017, as further described in Note 7, "Debt," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data", Hertz amended its credit agreement governing its Senior Facilities which restricts its ability to make dividends and certain restricted payments to Hertz Holdings.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

HERTZ GLOBAL

The selected statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected balance sheet data as of December 31, 2016 and 2015 was derived from the audited consolidated financial statements of Hertz Global included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.” The selected statement of operations data for the year ended December 31, 2013 and 2012 and the selected balance sheet data as of December 31, 2014, 2013 and 2012 was derived from audited consolidated financial statements of Old Hertz Holdings not included in this 2016 Annual Report as updated to reflect the equipment rental business and certain parent legal entities as discontinued operations.

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto of Hertz Global included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data,” to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data in this section is not intended to replace the audited consolidated financial statements of Hertz Global.

(In millions, except per share data)	Years Ended December 31,
Statement of Operations Data	2016	2015	2014	2013	2012 (c)
Revenues:
Worldwide vehicle rental(a)	$8,211	$8,434	$8,907	$8,709	$7,153
All other operations	592	583	568	527	478
Total revenues	8,803	9,017	9,475	9,236	7,631
Expenses:
Direct vehicle and operating	4,932	5,055	5,458	4,965	4,093
Depreciation of revenue earning vehicles and lease charges, net	2,601	2,433	2,705	2,234	1,856
Selling, general and administrative	899	873	936	931	853
Interest expense, net:
Vehicle	280	253	277	302	297
Non-vehicle	344	346	340	342	282
Total interest expense, net	624	599	617	644	579
Goodwill and intangible asset impairments	292	40	—	—	—
Other (income) expense, net	(75)	(115)	(10)	68	35
Total expenses	9,273	8,885	9,706	8,842	7,416
Income (loss) from continuing operations before income taxes	(470)	132	(231)	394	215
Income tax (provision) benefit	(4)	(17)	17	(223)	(128)
Net income (loss) from continuing operations	(474)	115	(214)	171	87
Net income (loss) from discontinued operations	(17)	158	132	131	97
Net income (loss)	$(491)	$273	$(82)	$302	$184

Weighted average shares outstanding(b)
Basic	84	90	91	84	84
Diluted	84	91	91	91	90

Earnings (loss) per share - basic and diluted:(b)
Basic earnings (loss) per share from continuing operations	$(5.65)	$1.28	$(2.35)	$2.04	$1.04
Basic earnings (loss) per share from discontinued operations	(0.20)	1.75	1.45	1.56	1.15
Basic earnings (loss) per share	$(5.85)	$3.03	$(0.90)	$3.60	$2.19

Diluted earnings (loss) per share from continuing operations	$(5.65)	$1.26	$(2.35)	$1.88	$0.97
Diluted earnings (loss) per share from discontinued operations	(0.20)	1.74	1.45	1.44	1.07
Diluted earnings (loss) per share	$(5.85)	$3.00	$(0.90)	$3.32	$2.04

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA (Continued)

(In millions)	As of December 31,
Balance Sheet Data	2016	2015	2014(e)	2013(e)	2012(e)
Cash and cash equivalents	$816	$474	$474	$396	$519
Total assets (d)	19,155	23,514	23,904	24,318	23,015
Total debt	13,541	15,770	15,720	15,916	14,848
Total equity	1,075	2,019	2,464	2,567	2,331

(a)	Includes U.S. Rental Car and International Rental Car segments.

(b)
Weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share presented in the above table has been adjusted for the one-to-five distribution ratio in connection with the Spin-Off. See Note 19, "Equity and Earnings (Loss) Per Share - Hertz Global," for additional information.

(c)	Results for the period from January 1, 2012 through November 18, 2012 exclude the results of Dollar Thrifty which were acquired in 2012.

(d)
The balance of total assets as of December 31, 2016 reflect the impact of discontinuing the equipment rental operations and certain parent legal entities, goodwill and intangible asset impairments, and a reduction in vehicle receivables as compared to the historical periods presented.

(e)
Balance sheet data in this table for 2014, 2013 and 2012 includes reclassification of certain debt issuance costs from assets to liabilities in conformity with recently adopted accounting pronouncements, see Note 2, "Significant Accounting Policies " for additional information.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA (Continued)

HERTZ

The selected statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected balance sheet data as of December 31, 2016 and 2015 was derived from the audited consolidated financial statements of Hertz included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.” The selected statement of operations data for the year ended December 31, 2013 and 2012 and the selected balance sheet data as of December 31, 2014, 2013 and 2012 was derived from audited consolidated financial statements of Hertz not included in this 2016 Annual Report as updated to reflect the equipment rental business as discontinued operations.

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto of Hertz included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data,” to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data in this section is not intended to replace the audited consolidated financial statements of Hertz.

(In millions, except per share data)	Years Ended December 31,
Statement of Operations Data	2016	2015	2014	2013	2012 (b)
Revenues:
Worldwide vehicle rental(a)	$8,211	$8,434	$8,907	$8,709	$7,153
All other operations	592	583	568	527	478
Total revenues	8,803	9,017	9,475	9,236	7,631
Expenses:
Direct vehicle and operating	4,932	5,055	5,458	4,965	4,093
Depreciation of revenue earning vehicles and lease charges, net	2,601	2,433	2,705	2,234	1,856
Selling, general and administrative	899	873	936	931	853
Interest expense, net:
Vehicle	280	253	277	302	297
Non-vehicle	343	346	340	342	282
Total interest expense, net	623	599	617	644	579
Goodwill and intangible asset impairments	292	40	—	—	—
Other (income) expense, net	(75)	(115)	(10)	68	35
Total expenses	9,272	8,885	9,706	8,842	7,416
Income (loss) from continuing operations before income taxes	(469)	132	(231)	394	215
Income tax (provision) benefit	(4)	(17)	17	(223)	(128)
Net income (loss) from continuing operations	(473)	115	(214)	171	87
Net income (loss) from discontinued operations	(15)	161	136	179	130
Net income (loss)	$(488)	$276	$(78)	$350	$217

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA (Continued)

(In millions)	As of December 31,
Balance Sheet Data	2016	2015	2014 (d)	2013 (d)	2012 (d)
Cash and cash equivalents	$816	$474	$474	$396	$519
Total assets (c)	19,155	23,509	23,999	24,411	23,019
Total debt	13,541	15,770	15,720	15,917	14,848
Total equity	1,075	1,948	2,495	2,680	2,742

(a)	Includes U.S. Rental Car and International Rental Car segments.

(b)	Results for the period from January 1, 2012 through November 18, 2012 exclude the results of Dollar Thrifty which were acquired in 2012.

(c)
The balance of total assets as of December 31, 2016 reflect the impact of discontinuing the equipment rental operations, goodwill and intangible asset impairments, and a reduction in vehicle receivables as compared to the historical periods presented.

(d)
Balance sheet data in this table for 2014, 2013 and 2012 includes reclassification of certain debt issuance costs from assets to liabilities in conformity with recently adopted accounting pronouncements, see Note 2, "Significant Accounting Policies " for additional information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hertz Global Holdings, Inc. (together with its consolidated subsidiaries, “Hertz Global” or the “Company”) is a holding company and its principal, wholly-owned subsidiary is The Hertz Corporation Inc. (together with its consolidated subsidiaries, "Hertz"). As Hertz Global consolidates Hertz for financial statement purposes, disclosures that relate to activities of Hertz also apply to Hertz Global, unless otherwise noted. Hertz comprises approximately the entire balance of Hertz Global’s assets, liabilities and operating cash flows. In addition, Hertz’s operating revenues and operating expenses comprise nearly 100% of Hertz Global’s revenues and operating expenses. As such, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") that follows for Hertz also applies to Hertz Global in all material respects and differences between the operations and results of Hertz and Hertz Global are separately disclosed and explained. We sometimes use the words “we,” “our,” “us,” and the “Company” in this MD&A for disclosures that relate to all of Hertz and Hertz Global.

The statements in MD&A regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, "Risk Factors.” The following MD&A provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following MD&A together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Item 1A, "Risk Factors,” Item 6, "Selected Financial Data” and our consolidated financial statements and related notes included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

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

•
Total Revenue Per Transaction Day ("Total RPD", also referred to as "pricing") - important to management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and encompasses the elements in vehicle rental pricing that management has the ability to control.

•
Total Revenue Per Unit Per Month ("Total RPU") - important to management and investors as it provides a measure of revenue productivity relative to the total number of vehicles in our fleet whether owned or leased ("average vehicles" or "fleet capacity").

•
Transaction Days - important to management and investors as it represents the number of revenue generating days ("volume"). It is used as a component to measure Total RPD and vehicle utilization. Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period. Late in the third quarter of 2015 we fully integrated the Dollar Thrifty and Hertz counter systems and as a result aligned the transaction day calculation in the Hertz system. As a result of this alignment, we determined that there was an impact to the calculation and we estimate that transaction days for the U.S. Rental Car segment were increased by approximately 1% relative to historical calculations through the third quarter of 2016. This also impacts key metrics calculations that utilize transaction days, although to a lesser extent.

•
Vehicle Utilization - important to management and investors because it is the measurement of the proportion of our vehicles that are being used to generate revenues relative to fleet capacity. Higher vehicle utilization means more vehicles are being utilized to generate revenue.

•
Net Depreciation Per Unit Per Month - important to management and investors as depreciation of revenue earning vehicles and lease charges, is one of our largest expenses for the vehicle rental business and is driven by the number of vehicles, expected residual values at the time of disposal and expected hold period of the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

OVERVIEW OF OUR OPERATING ENVIRONMENT

We are engaged principally in the business of renting and leasing vehicles primarily through our Hertz, Dollar and Thrifty brands. In addition to vehicle rental, we provide comprehensive, integrated vehicle leasing and fleet management solutions through our Donlen subsidiary. We have a diversified revenue base and a highly variable cost structure and are able to adjust fleet capacity, the most significant determinant of our costs, over time to meet expectations of market demand. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions. Our business requires significant expenditures for vehicles, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

Our strategy includes optimization of our vehicle rental operations, disciplined performance management and evaluation of all locations and the pursuit of same-store sales growth.

Our total revenues primarily are derived from rental and related charges and consist of:

•
Vehicle rental revenues - revenues from all company-operated vehicle rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and revenues associated with ancillary products associated with vehicle rentals, including the sale of loss or collision damage waivers, liability insurance coverage, parking and other products and fees, ancillary products associated with the retail vehicle sales channel and certain royalty fees from our franchisees (such fees, including initial franchise fees, are less than 2% of total revenues each period);

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

Generally, between 70 % and 75% of our annual operating costs represent variable costs, while the remaining costs are fixed or semi-fixed. To accommodate increased demand, we increase our available fleet and staff. As demand declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition, our management expects to utilize enhanced process improvements, including utilization initiatives and the use of our information technology systems, to help manage our variable costs. We also maintain a flexible workforce, with a significant number of part-time and seasonal workers. Certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for demand.

Our Business Segments

We have identified three reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:

•	U.S. RAC - Rental of vehicles, as well as sales of ancillary products and services, in the U.S.;

•	International RAC - Rental and leasing of vehicles, as well as sales of ancillary products and services, internationally; and

•	All Other Operations - Comprised of our Donlen business, which provides vehicle leasing and fleet management services, and other business activities.
In addition to the above reportable segments, we have Corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

Fleet

We periodically review the efficiencies of an optimal mix between program and non-program vehicles in our fleet. Program vehicles generally provide us with flexibility to increase or reduce the size of our fleet based on economic demand. When we increase the percentage of program vehicles, the average age of our fleet decreases since the average holding period for program vehicles is shorter than for non-program vehicles. We dispose of our non-program vehicles via auction, dealer-direct and our retail locations. Non-program vehicles disposed of through our retail outlets allow us the opportunity for ancillary revenue, such as warranty and financing and title fees. We adjust the ratio of program and non-program vehicles in our fleet as needed based on contract negotiations and the economic environment pertaining to our industry.

2016 Operating Overview

The following provides an overview of our business and financial performance and key factors influencing our results:

•
We successfully completed the previously announced separation of the Old Hertz Holdings vehicle rental business and equipment rental business on June 30, 2016, receiving approximately $2.0 billion pursuant to the Separation Agreement, which was used to repay outstanding non-vehicle debt;

•	In an effort to focus resources on continuing to grow the Hertz, Dollar and Thrifty brands, we substantially transitioned our Firefly operations to our Thrifty brand in the U.S. market in 2016;

•
In 2016, we entered into a definitive agreement to form a strategic partnership with Localiza encompassing co-branding in Brazil and use of the Localiza brand in other select markets, customer referrals and the exchange of technology and information. As part of the agreement, Localiza will purchase our operations in Brazil. The sale is expected to close in the first half of 2017, subject to regulatory approval and customary closing conditions;

•	Total revenues for U.S. RAC in 2016 decreased by 3% compared to 2015 driven by a 6% decline in Total RPD, partially offset by a 3% increase in transaction days;

•
Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased 12% to $1,753 million from $1,572 million in 2016 compared to 2015. Net depreciation per unit per month in the U.S. RAC segment increased 13% to $301 from $267 in 2016 compared to 2015. The increases are the result of declining residual values on non-program vehicles and higher vehicle acquisition costs;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
Total revenues for International RAC decreased 2% in 2016 compared to 2015. Excluding the impact of foreign currency exchange rates, total revenues for International RAC were virtually flat as a 2% increase in transaction days was offset by a 2% decrease in Total RPD;

•
Depreciation of revenue earning vehicles and lease charges, net for International RAC decreased 2% to $389 million from $398 million in 2016 compared to 2015, and excluding the $12 million impact of foreign currency exchange rates, was virtually flat. Net depreciation per unit per month for International RAC decreased 2% to $187 from $191 in 2016 compared to 2015. Excluding the impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net was virtually flat for International RAC as a decline in residual values was partially offset by improved vehicle procurement, vehicle mix changes and optimized remarketing channels;

•
We realized cost savings of approximately $350 million in 2016. In addition to vehicle related initiatives, consolidated unit costs, defined as consolidated direct vehicle and operating and selling, general and administrative expenses per transaction day, decreased $1.25, or 4%, in 2016 compared to 2015;

•
Recorded $340 million of net goodwill, intangible and tangible asset impairments and write-downs in 2016 compared to $70 million in 2015, primarily resulting from the 2016 impairments of $172 million of goodwill related to our European vehicle rental operations and the $120 million impairment of the Dollar Thrifty tradename;

•
Recorded $53 million in expenses associated with our finance and information technology transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes. There were no comparable costs in 2015;

•
International RAC's public liability and property damage (“PLPD”) expense increased $11 million in 2016 compared to 2015 due to case development and adverse experience on claims primarily in the United Kingdom. While the company cannot be assured that additional exposure may not materialize in the future periods, the company has proactively addressed the root cause of the impact from claims in the United Kingdom and changed its business practices accordingly;

•
Recorded $53 million in restructuring and restructuring related expenses in 2016 compared to $84 million in 2015. Included in these amounts were $8 million in consulting, audit and legal costs associated with the restatement and investigation activities in 2016 compared to $38 million in 2015;

•
In 2016, we sold approximately 236 million shares of common stock of CAR Inc., a publicly traded company on the Hong Kong Stock Exchange, for net proceeds of approximately $267 million, recognizing a pre-tax gain of $84 million. In 2015, we sold approximately 138 million shares of common stock of CAR Inc. for net proceeds of approximately $236 million, recognizing a pre-tax gain of $133 million;

•
Using proceeds from the Spin-Off, together with available cash, we repaid and terminated our Senior Credit Facilities which reduced non-vehicle debt by approximately $2.1 billion. We also undertook various refinancings of non-vehicle debt in 2016 wherein durations of maturities were extended such that maturities of non-vehicle debt in 2017 were reduced to $8 million; and

•
In 2016, we recognized $55 million of losses on extinguishment of debt. This amount is comprised of $27 million in early redemption premiums associated with the redemption of all of the 7.50% Senior Notes due October 2018 and a portion of the 6.75% Senior Notes due April 2019 and $28 million in write-offs of deferred financing costs and debt discount as a result of the above redemptions, paying off and terminating our Senior Credit Facilities and refinancing various vehicle debt. Additionally, in February 2017, we amended certain agreements to extend maturities, as further described in Note 7, "Debt," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Total revenues	$8,803	$9,017	$9,475	(2)%	(5)%
Direct vehicle and operating expenses	4,932	5,055	5,458	(2)	(7)
Depreciation of revenue earning vehicles and lease charges, net	2,601	2,433	2,705	7	(10)
Selling, general and administrative expenses	899	873	936	3	(7)
Interest expense, net:
Vehicle	280	253	277	11	(9)
Non-vehicle	343	346	340	(1)	2
Interest expense, net	623	599	617	4	(3)
Goodwill and intangible asset impairments	292	40	—	630	—
Other (income) expense, net	(75)	(115)	(10)	(35)	1,050
Income (loss) from continuing operations, before income taxes	(469)	132	(231)	NM	NM
Income tax (provision) benefit	(4)	(17)	17	(76)	NM
Net income (loss) from continuing operations	(473)	115	(214)	NM	NM
Net income (loss) from discontinued operations	(15)	161	136	NM	18
Net income (loss)	$(488)	$276	$(78)	NM	NM
Adjusted pre-tax income (loss) (a)	$66	$325	$93	(80)	249
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015
Total revenues decreased $214 million, or 2%, due primarily to decreases in our U.S. RAC and International RAC revenues of $172 million and $51 million, respectively, partially offset by a $9 million increase in our All Other Operations segment revenues due to the performance of the Donlen business. Total RPD in our U.S. RAC segment declined 6% driven predominantly by lower rental rates, lower ancillary revenues for some products and a change in customer mix from higher yielding corporate contracted rentals to lower yielding tour and leisure rentals, primarily due to a loss in market share among corporate contracted rental accounts, partially offset by a 3% increase in volume. Volume for U.S. RAC increased 1% for our airport business and increased 7% for our off airport business versus 2015, due primarily to increases in the number of insurance replacement rentals, due in part to vehicle damage as a result of severe weather conditions and manufacturers' recalls during 2016. The impact of transaction days counting methodology related to the integration of Dollar and Thrifty to the Hertz counter system and non-rental related declines in areas such as fuel-related and other ancillary revenue had an approximately 2% unfavorable impact on pricing year over year. Excluding a $53 million impact of foreign currency exchange rates, International RAC revenues were virtually flat, driven by a 2% increase in transaction days offset by a 2% decrease in Total RPD for the segment.

The decrease in direct vehicle and operating expenses of $123 million, or 2%, was primarily due to a decrease in our U.S. RAC segment of $113 million comprised of a $43 million decrease in transaction variable expense, a $36 million decrease in vehicle related expenses, a $25 million decrease in personnel related expenses and a decrease in other direct vehicle expenses of $9 million in 2016 compared to 2015. Direct vehicle and operating expenses for International RAC were virtually flat in 2016 compared to 2015. Excluding the $43 million impact of foreign currency exchange rates, direct vehicle and operating expenses increased $48 million, or 4%, due to an increase in 2016 in PLPD expense of $22 million as a result of adverse experience and case development, a $17 million increase in 2016 in vehicle damage expense and a $16 million non-recurring credit recorded in 2015. The increases were partially offset by an $11 million

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

decrease in bad debt, technology and reservation expenses and a $9 million decrease in fuel related expense in 2016 compared to 2015.

Depreciation of revenue earning vehicles and lease charges, net increased $168 million, or 7%, due to a $181 million increase in our U.S. RAC segment due to declining residual values on non-program vehicles and higher vehicle acquisition costs year over year, partially offset by a decrease of $9 million in our International RAC segment primarily driven by the impact of foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net was virtually flat for International RAC as a decline in residual values was partially offset by improved vehicle procurement, vehicle mix changes and optimized remarketing channels.

Selling, general and administrative expenses (“SG&A”) increased $26 million, or 3%, in 2016 compared to 2015, primarily due to a $53 million increase in costs in U.S. RAC and Corporate attributable to our finance and information technology transformation programs and $32 million in other information technology investments by Corporate in 2016 compared to 2015. Offsetting the above are decreases in Corporate of approximately $38 million due to decreases in incentive compensation, consulting costs and relocation costs. Additionally, in our International RAC segment, there was a $22 million decrease in SG&A, primarily resulting from a $8 million decrease in advertising expense and $9 million of expenses recorded in the second quarter of 2015 in connection with the termination of a contract that did not recur in 2016. We completed initial phases of upgrades to our customer relationship platform and reservation system in 2016 and are evaluating the requirements for upgrading our fleet management systems, global budgeting and forecasting solutions and accounting systems. We expect to continue to see increases in SG&A expenses for information technology investments in 2017 and 2018.

Vehicle interest expense, net increased $27 million, or 11%, in 2016 compared to 2015, primarily due to a $37 million increase, primarily due to higher rates associated with increasing the mix of medium term funding versus draws under our floating rate revolving credit facilities, and $6 million of write-offs of deferred financing costs associated with the termination and refinancing of various vehicle debt, partially offset by an $18 million reduction in amortization of deferred financing costs and other debt related charges.

Although non-vehicle interest was virtually flat in 2016 compared to 2015, interest expense associated with non-vehicle debt decreased $50 million reflecting lower average debt balances primarily as a result of the termination of the $2.1 billion of Senior Credit Facilities at the time of the Spin-Off and a decrease in overall non-vehicle debt levels. This decrease reflects the refinancing of the 7.50% Senior Notes due October 2018 and a portion of the 6.75% Senior Notes due April 2019 with the lower rate Senior Term Loan and 5.50% Senior Notes due 2024, respectively.  These interest savings were offset by $49 million of early redemption premiums and write-offs of deferred financing costs and debt discount associated with the above transactions.

Goodwill and intangible asset impairments of $292 million in 2016 are comprised of a $172 million impairment of goodwill related to our European vehicle rental operations and a $120 million impairment of the Dollar Thrifty tradename. In 2015, the $40 million impairment related to an international tradename associated with the Company's former equipment rental business.

Other income of $75 million for 2016 is primarily comprised of an $84 million gain on the sale of common stock of CAR Inc. and a $9 million settlement gain from an eminent domain case at one of our U.S. airport locations, partially offset by an $18 million impairment of the net assets held for sale related to our Brazil operations. Other income of $115 million for 2015 is primarily comprised of a $133 million gain on the sale of common stock of CAR Inc., partially offset by a $23 million charge related to a French road tax matter.

The effective tax rate in 2016 was (1)% compared to 13% in 2015, with an income tax provision of $4 million and $17 million, respectively. The $13 million decrease in the tax provision is due to a decrease in pretax operating results, the composition of operating results by jurisdiction, an increase in the valuation allowance relating to losses in certain U.S. and non-U.S. jurisdictions, as well as changes in statutory effective tax rates. The year ended December 31, 2016 also includes the non-deductible impairment of goodwill on Europe vehicle rental operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The results for discontinued operations are associated with the activities of the Old Hertz Holdings equipment rental business which was spun-off on June 30, 2016.

Adjusted pre-tax income was $66 million in 2016 compared to $325 million in 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Total revenues decreased $458 million, or 5%, due primarily to decreases in our U.S. and International RAC segments of $185 million and $288 million, respectively, partially offset by a $15 million increase in our All Other Operations segment due to the performance of the Donlen business. Lower revenue in our U.S. RAC segment was driven by lower rental rates due to competitive pressure and lower ancillary fuel sales, as well as a decline in transaction days, which were driven by lower off airport volume due in part to the impact of off airport store closures in the second quarter of 2015. Lower revenues for our International RAC segment were driven by the $367 million impact of foreign currency exchange rates. Excluding the impact of foreign currency exchange rates, revenues for our International RAC segment increased $79 million, or 4% in 2015, driven by a 2% increase in transaction days resulting from the multi-brand expansion.

The decrease in direct vehicle and operating expenses of $403 million, or 7%, was primarily comprised of decreases in our U.S. and International RAC segments of $162 million and $240 million, respectively. The decrease in our U.S. RAC segment is primarily comprised of $84 million in decreased fleet related expenses and a $71 million decrease in other direct vehicle and operating costs, partially offset by the impact of $9 million related to certain adjustments recorded in 2015 that relate to prior periods. The decrease in our International RAC segment is primarily attributable to the $219 million favorable impact of foreign currency exchange rates and the remainder was attributable to lower commissions, lower fuel costs and lower restructuring charges in 2015 compared to 2014.

Depreciation of revenue earning vehicles and lease charges, net decreased $272 million, or 10%, primarily due to (i) a $186 million decrease in our U.S. RAC segment due to higher residual values on certain vehicles and the mix between program and non-program cars year over year, and (ii) a decrease of $94 million in our International RAC segment driven by the impact of foreign currency exchange rates of $65 million, and improved fleet procurement and higher residual values on certain vehicles.

SG&A decreased $63 million, or 7%, in 2015 compared to 2014, primarily due to the $48 million impact of foreign currency exchange rates and decreased restructuring and restructuring related costs. These decreases were partially offset by an $8 million increase in costs associated with the previously disclosed accounting restatement, investigation and remediation activities. Additionally, in 2015 there were impairment charges of $6 million related to our former Dollar Thrifty headquarters in Tulsa, Oklahoma, compared to 2014 impairment charges of $13 million related to the former corporate headquarters in New Jersey.

Interest expense, net decreased $18 million, or 3%, primarily due to lower interest rates and the impact of foreign currency exchange rates, partially offset by higher average vehicle debt balances driven by increased levels of revenue earning equipment, as well as increased amortization of deferred debt costs, including waiver fees.

Goodwill and intangible asset impairments in 2015 is comprised of a $40 million impairment related to an international tradename associated with the Company's former equipment rental business. There were no impairments of goodwill and intangible assets in 2014.

Other income of $115 million in 2015 was primarily comprised of a $133 million gain on the sale of common stock of CAR Inc., partially offset by a $23 million charge related to a French road tax matter. Other income of $10 million in 2014 was primarily comprised of a $19 million economic loss settlement we received related to a class action lawsuit filed against a vehicle manufacturer stemming from recalls of their vehicles in previous years.

The effective tax rate in 2015 was 13% compared to 7% in 2014, with an income tax provision of $17 million and a benefit of $17 million, respectively. The $34 million increase in the tax provision is primarily due to an increase in pretax

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

operating results, the composition of operating results by jurisdiction, a decrease in the valuation allowance relating to losses in certain non-U.S. jurisdictions, U.S. income inclusion on the sale of CAR Inc. common stock, and a decrease in unrecognized tax benefits accrued during the year. The year ended December 31, 2015 also includes an income tax benefit of net realized losses on sale of operations in France resulting from the excess book gain over tax gain recognized.

Net income from discontinued operations represents the results of the Old Hertz Holdings equipment rental business which increased $25 million, or 18%, in 2015 compared to 2014 due to an increase in other income and a decrease in the tax provision, partially offset by a decrease in revenues.

Adjusted pre-tax income was $325 million in 2015 compared to $93 million in 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global has net losses from discontinued operations of $2 million, $3 million and $4 million in 2016, 2015 and 2014, respectively, that are incremental to the amounts shown for Hertz. These amounts represent the net losses of the parent legal entities of Old Hertz Holdings which are deemed discontinued operations of Hertz Global but not Hertz.

In 2016, interest expense, net for Hertz Global is $1 million greater than for Hertz. This amount represents interest associated with amounts outstanding under the master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations but this amount is eliminated in consolidation for purposes of Hertz Global.

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

As of December 31, 2016, our U.S. Rental Car operations had a total of approximately 4,200 corporate and franchisee locations, comprised of 1,600 airport and 2,600 off airport locations.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Depreciation rates being used to compute the provision for depreciation of revenue earning vehicles are adjusted on certain vehicles in our vehicle rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold. Based on the reviews completed during 2016, 2015 and 2014, depreciation rate changes in our U.S. RAC operations resulted in a net increase in depreciation expense of $141 million, $101 million and $167 million, respectively. The rate changes reflect declining residual values and a reduction in the planned hold period of the vehicles as compared to our initial estimates.

U.S. Rental Car operations sold approximately 232,000, 274,000 and 187,000 non-program vehicles during the years ended December 31, 2016, 2015 and 2014, respectively. In 2015, we implemented a significant fleet refresh, resulting in a larger number of disposals as we moved to transition out of the pre-existing fleet. In 2016, our fleet rotation was at more normalized levels, however, we did accelerate the disposal of a portion of the compact vehicle category that we acquired as part of the 2015 fleet refresh in order to reduce their percentage of the fleet mix.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of operations and our discussion and analysis for our U.S. RAC Car segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Total revenues	$6,114	$6,286	$6,471	(3)%	(3)%
Direct vehicle and operating expenses	$3,646	$3,759	$3,921	(3)	(4)
Depreciation of revenue earning vehicles and lease charges, net	$1,753	$1,572	$1,758	12	(11)
Income (loss) before income taxes	$56	$413	$258	(86)	60
Adjusted pre-tax income (loss) (a)	$298	$551	$387	(46)	42
Transaction days (in thousands) (b)	142,268	138,590	139,752	3	(1)
Average vehicles (c)	484,800	489,800	499,100	(1)	(2)
Vehicle utilization (c)	80%	78%	77%	N/A	N/A
Total RPD (in whole dollars) (d)	$42.44	$44.95	$46.07	(6)	(2)
Total RPU (in whole dollars) (e)	$1,038	$1,060	$1,075	(2)	(1)
Net depreciation per unit per month (in whole dollars) (f)	$301	$267	$294	13	(9)
Program vehicles as a percentage of average vehicles at period end	6%	17%	21%	N/A	N/A
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
N/A - Not applicable

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Total U.S. RAC revenues were $6.1 billion in 2016, a decrease of $172 million, or 3%, from 2015. Total RPD decreased 6% driven predominantly by lower rental rates, lower ancillary revenues for some products and a change in customer mix from higher yielding corporate contracted rentals to lower yielding tour and leisure rentals, primarily due to a loss in market share among corporate contracted rental accounts, partially offset by a 3% increase in volume. Volume for U.S. RAC increased 1% for our airport business and increased 7% for our off airport business versus 2015, due primarily to increases in the number of insurance replacement rentals, due in part to vehicle damage as a result of severe weather conditions and manufacturers' recalls during 2016. The impact of transaction days counting methodology related to the integration of Dollar and Thrifty to the Hertz counter system and non-rental related declines in areas such as fuel-related and other ancillary revenue had an approximately 2% unfavorable impact on pricing year over year. Off airport revenues comprised 27% of total revenues for the segment in 2016 and 25% for 2015.

Direct vehicle and operating expenses for U.S. RAC decreased $113 million, or 3%, primarily due to the following:

•	Vehicle related expenses decreased $36 million year over year primarily due to:

•
Decreased collision and short term maintenance expense of $23 million driven primarily by a $12 million decrease in net collision expense resulting from improved customer collections on damage claims resulting from process improvements and a $10 million decrease in the costs to prepare vehicles for turn-back due to a reduction in the number of program vehicles returned to the manufacturer year over year;

•
Decreased maintenance costs of $12 million primarily due to a reduction in the average age of our revenue earning vehicles, which requires less maintenance compared to 2015 and improved pricing through parts and supplier sourcing;

•	Severe weather also drove a slight increase in transportation expense as an abnormal level of fleet activity was required to rebalance fleet levels in those affected markets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
Personnel related expenses decreased $25 million compared to 2015, primarily due to a $13 million improvement in benefits expense, resulting from a decrease in worker's compensation reserves based on favorable loss experience, and an $8 million decrease in variable incentive compensation.

•
Transaction variable expenses decreased $43 million year over year due to decreased concessions and credit card expense of $29 million as a result of lower revenues and rental mix, and lower fuel expense of $32 million in 2016 compared to 2015, primarily due to lower fuel prices, partially offset by an increase in optional insurance liability expense of $21 million due to an increase in transaction days.

•
Other direct vehicle and operating expenses decreased $9 million year over year primarily due to a net $41 million of information technology cost savings resulting from the previously announced initiatives, offset by a $16 million increase in restructuring expenses and a $5 million increase in bad debt expense.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased by $181 million, or 12%, in 2016 compared to 2015. The increase year over year is primarily the result of declining residual values on non-program vehicles and higher vehicle acquisition costs year over year. Net depreciation per unit per month increased to $301 in 2016 compared to $267 in 2015, partially offset by a 200 basis point improvement in vehicle utilization driven primarily by disciplined capacity and vehicle management that enabled a 1% year over year decline in U.S. RAC average vehicles for the year.

Income before income taxes for U.S. RAC decreased $357 million, or 86%, in 2016 compared to 2015 due primarily to the impact of lower revenues, increased depreciation expense on our revenue earning vehicles and a $120 million impairment of the Dollar Thrifty tradename. Additionally, there was a $23 million increase in SG&A for the segment, primarily due to costs associated with our finance and information technology transformation programs. The above were partially offset by the decrease in direct vehicle and operating expenses as discussed above, an $11 million decrease in interest expense, net, and a $9 million settlement gain from an eminent domain case related to one of our U.S. airport locations.

Adjusted pre-tax income for U.S. RAC was $298 million in 2016 compared to $551 million in 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Total U.S. RAC revenue was $6.3 billion in 2015, a decrease of $185 million, or 3%, from 2014 primarily as a result of declines in rate and volume. Total RPD decreased 2% predominantly driven by lower rental rates resulting from competitive pressure in the industry and lower ancillary fuel sales due to lower fuel prices. There was a 1% overall decrease in transaction days due to decreases in airport rental volume and a decrease in off airport volume due in part to the closure of approximately 200 stores in the second quarter of 2015 based on the results of a location-by-location assessment of our U.S. off airport retail store profitability. Off airport revenues comprised 25% of total revenues for the segment in both 2015 and 2014. Off airport transaction days comprised 33% of the total segment in both 2015 and 2014. Ancillary retail car sales revenues increased approximately $25 million primarily due to an increase in the number of vehicles sold year over year.

Direct vehicle and operating expenses for U.S. RAC decreased $162 million, or 4%, primarily comprised of the following:

•	Fleet related expenses decreased $84 million year over year primarily due to:

•	Decreased fuel costs of $77 million due to lower fuel prices;

•	Decreased insurance costs of $21 million due to improved loss experience;

•	Decreased maintenance costs of $27 million due to our fleet refresh activities which have reduced the average age of the fleet, thus requiring less maintenance in 2015 compared to 2014;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Increased collision and short term maintenance expense of $21 million due primarily to a larger number of program cars returned to the original equipment manufacturer in the current year; and

•	Increased other vehicle operating costs of $25 million due primarily to higher amortization expense on vehicle tags and licenses.

•
Personnel related expenses decreased $7 million in 2015 compared to 2014 primarily due to the discontinuation of future benefit accruals and participation under certain of our pension plans as well as a reduction in other employee incentives period over period.

•	Other direct vehicle and operating expenses decreased $71 million in 2015 compared to 2014 primarily due to:

•	Decreased restructuring and restructuring related costs of $39 million related to reduced expenses for business transformation and integration initiatives; and

•
Decreased commissions expense of $10 million driven by lower revenue period over period, and field administration decreased year over year due to lower shared services costs and fewer charges related to headquarters relocation in 2015 compared to 2014.

Partially offsetting the overall decrease in direct vehicle and operating expenses was the impact of $9 million related to certain adjustments recorded during 2015 that relate to prior years.

Depreciation of revenue earning equipment and lease charges, net decreased by $186 million, or 11%, in 2015 compared to 2014 due to higher residual values on certain vehicles and the mix between program and non-program cars year over year. Net depreciation per unit per month decreased to $267 in 2015 compared to $294 in 2014.

Income before income taxes increased $155 million, or 60%, in 2015 compared to 2014 due primarily to the impact of lower direct vehicle and operating expenses and depreciation of revenue earning equipment and lease charges, net. Partially offsetting the reduced expenses were lower revenues and the impact of the $13 million related to certain adjustments recorded during 2015 that relate to prior years. Additionally, in 2014, we recorded other income of $19 million resulting from an economic loss settlement we received related to a class action lawsuit filed against a vehicle manufacturer stemming from recalls of their vehicles in previous years with no comparable other income in 2015.

Adjusted pre-tax income for U.S. RAC was $551 million in 2015 compared to $387 million in 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

International Rental Car

Our international vehicle rental operations have approximately 5,500 corporate and franchisee locations in approximately 150 countries and regions including Australia, Canada, New Zealand and in the regions of Africa, Asia, The Caribbean, Europe, Latin America, and the Middle East.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of operations and our discussion and analysis for our International RAC segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Total revenues	$2,097	$2,148	$2,436	(2)%	(12)%
Direct vehicle and operating expenses	$1,256	$1,251	$1,491	—	(16)
Depreciation of revenue earning vehicles and lease charges, net	$389	$398	$492	(2)	(19)
Income (loss) before income taxes	$(20)	$171	$95	NM	80
Adjusted pre-tax income (loss) (a)	$194	$215	$144	(10)	49
Transaction days (in thousands) (b)	48,627	47,860	46,917	2	2
Average vehicles (c)	173,400	168,700	166,900	3	1
Vehicle utilization (c)	77%	78%	77%	N/A	N/A
Total RPD (in whole dollars) (d)	$42.86	$43.54	$42.84	(2)	2
Total RPU (in whole dollars) (e)	$1,002	$1,029	$1,004	(3)	2
Net depreciation per unit per month (in whole dollars) (f)	$187	$191	$202	(2)	(5)
Program vehicles as a percentage of average vehicles at period end	31%	33%	30%	N/A	N/A
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
N/A - Not applicable
NM - Not Meaningful

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Total revenues for International RAC decreased $51 million, or 2%, in 2016 compared to 2015. Excluding a $53 million impact of foreign currency exchange rates, revenues were virtually flat, driven by a 2% increase in transaction days offset by a 2% decrease in Total RPD for the segment. Overall, 2016 revenues were negatively impacted by the terror attacks in Europe, and the decision to exit certain accounts and lines of business. We estimate the negative impact from the terrorist attacks on our full year 2016 operating results for Europe at approximately $10 million to $15 million, on a constant currency basis.

Direct vehicle and operating expenses for International RAC were virtually flat in 2016 compared to 2015. Excluding the $43 million impact of foreign currency exchange rates, direct vehicle and operating expenses increased $48 million, or 4%, due to an increase in 2016 in PLPD expense of $22 million as a result of adverse experience and case development, a $17 million increase in 2016 in vehicle damage expense and a $16 million non-recurring credit recorded in 2015. The increases were partially offset by an $11 million decrease in bad debt, technology and reservation expenses and a $9 million decrease in fuel related expense in 2016 compared to 2015.

Depreciation of revenue earning vehicles and lease charges, net for International RAC decreased $9 million, or 2%, in 2016 compared to 2015. Excluding the $12 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net was virtually flat as a decline in residual values was partially offset by improved vehicle procurement, vehicle mix changes and optimized remarketing channels. Net depreciation per unit per month decreased 2% to $187 from $191 year over year, due to optimized fleet rotation and purchasing channels.

There was a loss before income taxes for International RAC of $20 million in 2016 compared to income before income taxes of $171 million in 2015. The $191 million decrease year-over-year is primarily due to a $172 million goodwill impairment charge related to our operations in Europe, a $18 million impairment of the net assets held for sale related to our Brazil operations and lower revenues. The above are partially offset by lower depreciation, a $23 million non-recurring charge to other expense in 2015 related to a French road tax matter and a $22 million decrease in SG&A,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

primarily resulting from $9 million of non-recurring expenses recorded in 2015 and an $8 million decrease in advertising expense.

Adjusted pre-tax income for International RAC was $194 million in 2016 compared to $215 million in 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Total revenues for International RAC decreased $288 million, or 12%, in 2015 compared to 2014. Excluding a $367 million impact of foreign currency exchange rates, revenues increased $79 million, or 4% in 2015, driven by a 2% increase in transaction days resulting from the multi-brand expansion, particularly across Europe. Revenues in 2015 were negatively impacted by lower fuel revenues driven by lower market prices, a decline in ancillary fuel sales and a change in fuel purchase plans sold in the Europe market that took effect in 2014. Total RPD for the segment rose 2%.

Direct vehicle and operating expenses for International RAC decreased $240 million, or 16%, in 2015 compared to 2014. Excluding the $219 million impact of foreign currency exchange rates, direct vehicle and operating expenses decreased approximately $21 million, or 2%, due to lower commissions, lower fuel costs and lower restructuring charges as compared to 2014, partially offset by an increase in fleet-related self-insurance expenses.

Depreciation of revenue earning equipment and lease charges, net for International RAC segment decreased $94 million, or 19%, mainly driven by the impact of foreign currency exchange rates of $65 million, improved fleet procurement and higher residual values on certain vehicles. Net depreciation per unit per month decreased 5% to $191 from $202 year over year.

Income before income taxes for International RAC was $171 million in 2015 compared to $95 million in 2014. The change was due mainly to the reduction in direct vehicle and operating expenses and depreciation of revenue earning equipment and lease charges, net mentioned above. Additionally, there was a $25 million decline in interest expense, net, due to the $15 million impact of foreign currency exchange rates and lower interest rates. Also, there was a $22 million decrease in SG&A due to the $48 million impact of foreign currency exchange rates which was partially offset by $9 million of expenses recorded in the second quarter of 2015 in connection with the termination of a contract. The above decreases were partially offset by lower revenues and $23 million in charges recorded in relation to a French road tax matter. Excluding the overall impact of foreign currency exchange rates, income before income taxes increased $114 million driven by higher revenues and lower expenses as discussed above.

Adjusted pre-tax income for International RAC was $215 million in 2015 compared to $144 million in 2014. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

All Other Operations

Results of operations and our discussion and analysis for our All Other Operations segment are as follows (which is substantially attributable to Donlen):

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Total revenues	$592	$583	$568	2%	3%
Direct vehicle and operating expenses	$22	$24	$24	(8)	—
Depreciation of revenue earning vehicles and lease charges, net	$459	$463	$455	(1)	2
Income (loss) before income taxes	$57	$55	$46	4	20
Adjusted pre-tax income (loss)(a)	$72	$68	$62	6	10
Average vehicles - Donlen	174,900	164,100	172,800	7	(5)
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.

Our Donlen operations had an increase in revenue of $11 million in 2016 compared to 2015 and an increase of $14 million in 2015 compared to 2014, primarily driven by increased leasing volume. In 2016 versus 2015, higher revenues and decreases in vehicle depreciation were partially offset by increases in SG&A and interest expenses, resulting in a 22% increase in income before income taxes. Vehicle depreciation was lower due to a reduced number of vehicles on lease by our customers in the oil and gas industry. In 2015 versus 2014, higher revenues were partially offset by higher vehicle depreciation due to increased leasing volume in the segment, resulting in an 9% increase in income before income taxes. The remaining increases and decreases in 2016 compared to 2015 and 2015 compared to 2014 in the All Other Operations segment are due to fluctuations in other business activities within the segment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)
Adjusted pre-tax income (loss) is calculated as income (loss) from continuing operations before income taxes plus non-cash acquisition accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts, goodwill, intangible and tangible asset impairments and write-downs and certain one-time charges and non-operational items. Adjusted pre-tax income (loss) is important because it allows management to assess operational performance of our business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. When evaluating our operating performance, investors should not consider adjusted pre-tax income (loss) in isolation of, or as a substitute for, measures of our financial performance, such as net income (loss) from continuing operations or income (loss) from continuing operations before income taxes. The contribution of our reportable segments to adjusted pre-tax income (loss) and reconciliation to the most comparable consolidated GAAP measure are presented below:

HERTZ

	Years Ended December 31,
(In millions)	2016	2015	2014
Adjusted pre-tax income (loss):
U.S. Rental Car	$298	$551	$387
International Rental Car	194	215	144
All Other Operations	72	68	62
Total reportable segments	564	834	593
Corporate(1)	(498)	(509)	(500)
Adjusted pre-tax income (loss)	66	325	93
Adjustments:
Acquisition accounting(2)	(65)	(87)	(94)
Debt-related charges(3)	(48)	(58)	(46)
Restructuring and restructuring related charges (4)	(53)	(84)	(151)
Loss on extinguishment of debt(5)	(55)	—	(1)
Sale of CAR Inc. common stock (6)	84	133	—
Impairment charges and asset write-downs(7)	(340)	(57)	(24)
Finance and information technology transformation costs(8)	(53)	—	—
Other(9)	(5)	(40)	(8)
Income (loss) before income taxes	$(469)	$132	$(231)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

HERTZ GLOBAL

	Years Ended December 31,
(In millions)	2016	2015	2014
Adjusted pre-tax income (loss):
U.S. Rental Car	$298	$551	$387
International Rental Car	194	215	144
All Other Operations	72	68	62
Total reportable segments	564	834	593
Corporate(1)	(499)	(509)	(500)
Adjusted pre-tax income (loss)	65	325	93
Adjustments:
Acquisition accounting(2)	(65)	(87)	(94)
Debt-related charges(3)	(48)	(58)	(46)
Restructuring and restructuring related charges (4)	(53)	(84)	(151)
Loss on extinguishment of debt(5)	(55)	—	(1)
Sale of CAR Inc. common stock (6)	84	133	—
Impairment charges and asset write-downs(7)	(340)	(57)	(24)
Finance and information technology transformation costs(8)	(53)	—	—
Other(9)	(5)	(40)	(8)
Income (loss) before income taxes	$(470)	$132	$(231)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets, and depreciation of property and equipment relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs which are shown separately in the table. For further information on restructuring costs, see Note 12, "Restructuring," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Also represents certain other charges such as incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes $8 million, $38 million and $30 million of consulting costs and legal fees related to the previously disclosed accounting review and investigation in 2016, 2015 and 2014, respectively.

(5)
In 2016, amount represents $6 million of deferred financing costs written off as a result of terminating and refinancing various vehicle debt, $27 million in early redemption premiums associated with the redemption of all of the 7.50% Senior Notes due October 2018 and a portion of the 6.75% Senior Notes due April 2019 and $22 million of deferred financing costs and debt discount written off as a result of paying off the above Senior Notes and our Senior Credit Facilities.

(6)	Represents the pre-tax gain on the sale of CAR Inc. common stock.

(7)
In 2016, primarily comprised of a $172 million impairment of goodwill associated with our vehicle rental operations in Europe, a $120 million impairment of the Dollar Thrifty tradename, a $25 million impairment of certain tangible assets used in the U.S. RAC segment in conjunction with a restructuring program and a $18 million impairment of the net assets held for sale related to our Brazil operations. In 2015, primarily comprised of a $40 million impairment of an international tradename associated with our former equipment rental business, a $6 million impairment of the former Dollar Thrifty headquarters, a $5 million impairment of a building in the U.S. RAC Segment and a $3 million impairment of a corporate asset. In 2014, primarily comprised of a $13 million impairment related to our former corporate headquarters building in New Jersey, and a $10 million impairment of assets related to a contract termination.

(8)
Represents external costs associated with the Company's finance and information technology transformation programs, both of which are multi-year initiatives that commenced in 2016 to upgrade and modernize the Company's systems and processes.

(9)
Includes miscellaneous, non-recurring and other non-cash items. For 2016, also includes a $9 million settlement gain from an eminent domain case related to one of our airport locations. For 2015, also includes a $23 million charge recorded in relation to a French road tax matter, $5 million of costs related to the integration of Dollar Thrifty and $5 million in relocation expenses incurred in connection with the relocation of the Company's corporate headquarters to Estero, Florida. In 2014, also includes $10 million in acquisition related costs and charges, $9 million of costs related to the integration of Dollar Thrifty, and $9 million in relocation expenses incurred in connection with the relocation of the Company's corporate headquarters to Estero, Florida, partially offset by a $19 million settlement received in relation to a class action lawsuit filed against an original equipment manufacturer.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(b)
Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period. Late in the third quarter of 2015 the Company fully integrated the Dollar Thrifty and Hertz counter systems and as a result aligned the transaction day calculation in the Hertz system. As a result of this alignment, Hertz determined that there was an impact to the calculation. We estimate that transaction days for the U.S. RAC segment were increased by approximately 1% relative to historical calculations through the third quarter of 2016.

(c)
Average vehicles is determined using a simple average of the number of vehicles at the beginning and end of a given period. Among other things, average vehicles is used to calculate our vehicle utilization which represents the portion of our vehicles that are being utilized to generate revenue. Vehicle utilization is calculated by dividing total transaction days by available car days. In 2014, average vehicles used to calculate vehicle utilization in our U.S. RAC segment excludes Advantage sublease and Hertz 24/7 vehicles as these vehicles do not have associated transaction days. In 2015, the quantity of Advantage sublease and Hertz 24/7 vehicles rounds to zero. The calculation of vehicle utilization is shown in the table below.

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Transaction days (in thousands)	142,268	138,590	139,752	48,627	47,860	46,917
Average vehicles	484,800	489,800	499,100	173,400	168,700	166,900
Advantage Sublease vehicles	—	—	(4,000)	—	—	—
Hertz 24/7 vehicles	—	—	(1,000)	—	—	—
Average vehicles used to calculate vehicle utilization	484,800	489,800	494,100	173,400	168,700	166,900
Number of days in period	366	365	365	366	365	365
Available car days (in thousands)	177,437	178,777	180,347	63,464	61,576	60,919
Vehicle utilization	80%	78%	77%	77%	78%	77%

(d)
Total RPD is a Non-GAAP measure that is calculated as total revenue less ancillary retail vehicle sales revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. This statistic is important to our management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and encompasses the elements in vehicle rental pricing that management has the ability to control. The following tables reconcile our rental car segment revenues to our total rental revenue and total revenue per transaction day (based on December 31, 2015 foreign currency exchange rates) for the years ended December 31, 2016, 2015 and 2014:

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
($ In millions, except as noted)	2016	2015	2014	2016	2015	2014
Revenues	$6,114	$6,286	$6,471	$2,097	$2,148	$2,436
Ancillary retail vehicle sales revenue	(76)	(57)	(32)	—	—	—
Foreign currency adjustment	—	—	—	(13)	(64)	(426)
Total rental revenue	$6,038	$6,229	$6,439	$2,084	$2,084	$2,010
Transaction days (in thousands)	142,268	138,590	139,752	48,627	47,860	46,917
Total RPD (in whole dollars)	$42.44	$44.95	$46.07	$42.86	$43.54	$42.84

(e)
Total RPU is calculated as total revenues less ancillary retail vehicle sales revenue divided by the average vehicles in each period and then divide by the number of months in the period reported, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is appropriate so as not to affect the comparability of underlying trends. This metric is important to our management as it represents a measurement of revenue productivity relative to fleet capacity. The following tables reconcile our rental car segments' total rental revenues to our total revenue per unit per month (based on December 31, 2015 foreign currency exchange rates) for the periods shown:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
($ In millions, except as noted)	2016	2015	2014	2016	2015	2014
Total rental revenue	$6,038	$6,229	$6,439	$2,084	$2,084	$2,010
Average vehicles	484,800	489,800	499,100	173,400	168,700	166,900
Total revenue per unit (in whole dollars)	$12,455	$12,717	$12,901	$12,018	$12,353	$12,043
Number of months in period	12	12	12	12	12	12
Total RPU (in whole dollars)	$1,038	$1,060	$1,075	$1,002	$1,029	$1,004

(f)
Net depreciation per unit per month is a non-GAAP measure that is calculated by dividing depreciation of revenue earning vehicles and lease charges, net by the average vehicles in each period and then dividing by the number of months in the period reported, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. Net depreciation per unit per month represents the amount of average depreciation expense and lease charges, net per vehicle per month. The tables below reconcile this non-GAAP measure to its most comparable GAAP measure, which is depreciation of revenue earning vehicles and lease charges, net, (based on December 31, 2015 foreign currency exchange rates) for the periods shown:

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
($ In millions, except as noted)	2016	2015	2014	2016	2015	2014
Depreciation of revenue earning vehicles and lease charges, net	$1,753	$1,572	$1,758	$389	$398	$492
Foreign currency adjustment	—	—	—	—	(12)	(87)
Adjusted depreciation of revenue earning vehicles and lease charges, net	$1,753	$1,572	$1,758	$389	$386	$405
Average vehicles	484,800	489,800	499,100	173,400	168,700	166,900
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by average vehicles (in whole dollars)	$3,616	$3,209	$3,522	$2,243	$2,288	$2,427
Number of months in period	12	12	12	12	12	12
Net depreciation per unit per month (in whole dollars)	$301	$267	$294	$187	$191	$202

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

As of December 31, 2016, we had $816 million of cash and cash equivalents and $278 million of restricted cash. Of these amounts as of December 31, 2016, $189 million of cash and cash equivalents and $102 million of restricted cash was held by our subsidiaries outside of the United States, Canada and Puerto Rico. Repatriation of some of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes. During 2016, we changed our assertion with respect to previously taxed income and made a distribution of income previously taxed in the U.S. and return of capital of $242 million and $368 million, respectively, with no additional taxes. Except for the above transactions and cash and cash equivalents in Brazil, due to the pending sale of our operations in that foreign jurisdiction, we consider cash held by our subsidiaries outside of the United States, Canada and Puerto Rico to be permanently reinvested.

We believe that cash and cash equivalents generated by our U.S. operations, cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the U.S. capital markets, will be sufficient to fund operating requirements in the U.S. for the next twelve months.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows - Hertz

As of December 31, 2016, Hertz had cash and cash equivalents of $816 million, an increase of $342 million from $474 million as of December 31, 2015. The following table summarizes the net change in cash and cash equivalents for the periods shown:

	Years Ended December 31,
				2016 vs. 2015	2015 vs. 2014
(In millions)	2016	2015	2014	$ Change	$ Change
Cash provided by (used in):
Operating activities	$2,530	$2,776	$2,941	$(246)	$(165)
Investing activities	(1,996)	(2,647)	(2,759)	651	112
Financing activities	(184)	(101)	(74)	(83)	(27)
Effect of exchange rate changes	(8)	(28)	(30)	20	2
Net change in cash and cash equivalents	$342	$—	$78	$342	$(78)

Year ended December 31, 2016 compared with year ended December 31, 2015

Cash from operating activities decreased $246 million during the year ended December 31, 2016 compared to 2015 primarily due to an $121 million reduction in net income excluding non-cash items, and a $125 million change in working capital period over period. The decrease is primarily due to a $112 million increase in our non-vehicle receivables balance at December 31, 2016 compared to December 31, 2015. The increase in our non-vehicle receivables was related to the timing of when payments were received on open rental agreements and credit cards, as well as an increase in other receivables year over year.

Our primary use of cash in investing activities is for the acquisition of revenue earning vehicles. During 2016, we used $651 million less cash for investing activities compared to 2015, primarily due to a decrease in net revenue earning vehicle expenditures of $397 million compared to 2015 when we refreshed our U.S. RAC fleet. In 2015, there were advances to Old Hertz Holdings classified in investing activities of $267 million related to funding their share repurchases. Subsequent to the third quarter 2015, advances to Old Hertz Holdings are classified as financing activities as they are not expected to be repaid in cash. Therefore, there are no advances to Old Hertz Holdings in 2016 classified as investing activities. Also, there was a decrease of $68 million in net non-vehicle capital asset expenditures, primarily due to the expenditures in 2015 related to construction of our corporate headquarters in Florida, which was completed in November 2015, and a decrease in cash used for acquisitions of $93 million. The above activities were partially offset by a $160 million decrease in the net change in restricted cash due to the requirements related to our vehicle debt financing structures compared to 2015 and a decrease in sales of equity investments of $14 million in 2016.

Cash used in financing activities increased $83 million compared to 2015. Our financing transactions in 2016 yielded similar cash flows as those in 2015, but notably $2.0 billion in proceeds were received from our discontinued entities in conjunction with the Spin-Off of the equipment rental business which was used to repay and terminate our Senior Credit Facilities, thereby reducing our non-vehicle debt by approximately $2.1 billion. Additionally, there was a $102 million advance to Hertz Global related to funding their share repurchases in 2016 versus $344 million in 2015.

Year ended December 31, 2015 compared with year ended December 31, 2014

Cash from operating activities decreased $165 million during the year ended December 31, 2015 compared to 2014 primarily due to changes in working capital items period over period resulting from timing of payments.

Our primary use of cash in investing activities is for the acquisition of revenue earning vehicles. During 2015, cash used in investing activities decreased by $112 million compared to 2014 primarily due to proceeds of $236 million received from the sale of a portion of our investment in CAR Inc. and a $167 million decrease in net revenue earning equipment and net capital asset expenditures. These cash inflows were partially offset by a $239 million increase in cash advances to Old Hertz Holdings related to funding their share repurchases in 2015 and a $37 million decrease in the net change in restricted cash due to the requirements related to our vehicle debt financing structures compared to 2014.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During 2015, cash used in financing activities increased by $27 million compared to 2014. There was a net cash inflow on vehicle debt due to proceeds from vehicle fixed medium term notes in 2015 as well as lower financing costs compared to 2014, partially offset by a net cash outflow on our non-vehicle debt in 2015. Additionally, there was a $344 million advance to Hertz Global related to funding their share repurchases in 2015 versus none in 2014.

Cash Flows - Hertz Global

As of December 31, 2016, Hertz Global had cash and cash equivalents of $816 million, an increase of $342 million from $474 million as of December 31, 2015. The following table summarizes the net change in cash and cash equivalents for the periods shown:

	Years Ended December 31,
				2016 vs. 2015	2015 vs. 2014
(In millions)	2016	2015	2014	$ Change	$ Change
Cash provided by (used in):
Operating activities	$2,529	$2,776	$2,941	$(247)	$(165)
Investing activities	(1,996)	(2,380)	(2,756)	384	376
Financing activities	(183)	(368)	(77)	185	(291)
Effect of exchange rate changes	(8)	(28)	(30)	20	2
Net change in cash and cash equivalents	$342	$—	$78	$342	$(78)

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global, as noted in the Hertz discussion above, and cash outflows by Hertz Global for the purchase of treasury shares. Cash used in financing activities by Hertz Global for the purchase of treasury shares was $100 million and $605 million for the years ended December 31, 2016 and 2015, respectively.

Financing

Our primary liquidity needs include servicing of vehicle and non-vehicle debt, the payment of operating expenses and capital projects and purchases of revenue earning vehicles to be used in our operations. Our primary sources of funding are operating cash flows, cash received on the disposal of revenue earning vehicles, borrowings under our revolving credit facilities and access to the credit markets. Below we have summarized the impact of significant 2016 financing transactions, along with the impact of certain financing transactions that occurred in February 2017. See Note 7, "Debt," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" ("Note 7") for complete disclosures and definitions related to our debt obligations:

Net Non-Vehicle Debt and Senior RCF Availability

In 2016, through a combination of various financing transactions and the Spin-Off, we reduced non-vehicle debt from $5.9 billion to $3.9 billion while increasing the weighted average maturity of our term non-vehicle debt from 3.4 years to 5.0 years and extending the maturity of our primary non-vehicle liquidity line (at December 31, 2015 the Senior ABL and at December 31, 2016, the Senior RCF) from March 2017 to June 2021. Corporate liquidity (defined as unrestricted cash plus availability under the primary non-vehicle liquidity line of $816 million and $1.13 billion, respectively, at December 31, 2016 and $474 million and $1.67 billion, respectively, at December 31, 2015) declined slightly to $1.9 billion at December 31, 2016 from $2.1 billion at December 31, 2015. Such financing transactions and the Spin-Off included the following:

•	Replacement of the terminated Senior ABL with the Senior RCF (which occurred in the context of the Spin-Off);

•
Issuance of a $700 million senior term loan and $800 million of new senior unsecured notes, with the proceeds used to repay $1.5 billion of then-outstanding shorter maturity senior unsecured notes; and

•	Repayment of approximately $2.1 billion of the Senior Term Facility.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Vehicle Debt

We group our discussion of vehicle debt financing facilities below by reportable segment. In 2016, and in combination with the transactions executed in February 2017, the following occurred with respect to our vehicle debt financing facilities:

U.S. RAC

•	Increased the aggregate principal amount of medium term notes outstanding from $2.8 billion to $4.0 billion, while the weighted average expected maturity of such notes remained flat at 2.8 years; and

•
After execution of the February 2017 transaction, the remaining capacity under various U.S. RAC revolving vehicle debt financing facilities decreased from $2.6 billion to $1.0 billion, while the remaining weighted average commitment term thereunder increased from 1.3 years to 2.1 years.

International RAC

•
After execution of the February 2017 transaction, the remaining capacity under various International RAC revolving vehicle debt financing facilities increased from $417 million to $534 million, while the remaining weighted average commitment term thereunder increased from 1.8 years to 2.0 years; and

•	Increased term vehicle debt financing outstanding from $464 million to $677 million, while the weighted average maturity thereunder remained flat at 3.0 years.

All Other Operations - Donlen

•
Increased the aggregate principal amount of HFLF medium term notes outstanding from $853 million to $877 million, while the remaining weighted average expected maturity thereunder slightly increased from 1.0 years to 1.1 years; and

•
Remaining capacity under revolving vehicle debt facilities associated with the Donlen business declined from $130 million to $90 million, while the remaining commitment term thereunder stayed constant.

As illustrated in the discussion above and in Note 7, we are highly leveraged, and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions. For a discussion of the risks associated with our high leverage, see Item 1A, "Risk Factors" in this 2016 Annual Report.

Cash paid for interest during 2016 was $235 million for interest on vehicle debt and $292 million for interest on non-vehicle debt.

Substantially all of our revenue earning vehicles and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. None of such assets are available to satisfy the claims of our general creditors.

Our total liquidity as of December 31, 2016 consisted of cash and cash equivalents, unused commitments under our Senior RCF and unused commitments under our vehicle debt, see "Borrowing Capacity and Availability" and "Letters of Credit" in Note 7. The Company’s practice is to maintain sufficient total liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse effect on its operations resulting from adverse financial market conditions.

In February 2017, the Company amended agreements related to the HVF II U.S. Vehicle Variable Funding Notes, European Revolving Credit Facility, Canadian Securitization and UK Leveraged Financing primarily extending the maturities. Subsequent to the amendments, approximately $651 million of vehicle debt will mature during the twelve months following the issuance of this 2016 Annual Report and the Company will need to refinance a portion of the debt. The Company has reviewed the maturing debt obligations and determined that it is probable that the Company

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

will be able, and has the intent, to refinance such obligations before the expiration of such facilities. See Note 7 for further information regarding the nominal amounts of maturities of debt.

We believe that cash generated from operations, cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us, will be adequate to permit us to meet our debt maturities over the next twelve months.

Covenants

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

Certain of the Company's other debt instruments and credit facilities (including the Senior Facilities) contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, share repurchases or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures, or engage in certain transactions with certain affiliates. The Senior RCF contains a financial maintenance covenant that is only applicable to the Senior RCF. This financial covenant and related components of its computation are defined in the credit agreement related to the Senior RCF. See Note 7 for further information. At December 31, 2016, Hertz was in compliance with the Covenant Leverage Ratio, as calculated in accordance with the Senior RCF Credit Agreement as amended in February 2017, and expects to continue to be in compliance with the Covenant Leverage Ratio for at least the next twelve months.

Guarantees

Hertz's obligations under the indentures for the Senior Notes are guaranteed by each of its direct and indirect U.S. subsidiaries that is a guarantor under the Senior Facilities. The guarantees of all of the subsidiary guarantors may be released to the extent such subsidiaries no longer guarantee our Senior Facilities in the United States.

Rental Fleet Securitization Rating Methodology

In July 2016, Moody’s Investors Service (“Moody’s”) published a request for comment regarding proposed changes to its methodology for rating rental fleet securitizations, and in December 2016, Moody's published updated methodology for rating rental fleet securitizations.  In connection therewith, Moody's placed several senior tranches of our outstanding series of HVF II U.S. Vehicle Medium Term Notes and/or HVF U.S. Vehicle Medium Term Notes on review for downgrade as a result of Moody’s application of its new methodology to such outstanding series of notes. In February 2017, the Company took actions to maintain the ratings at their current levels and as a result of such actions Moody’s removed these tranches from review for downgrade and confirmed the ratings of such tranches at their current levels. The actions taken include the Company making changes to the underlying documentation governing such series of notes as well as providing incremental enhancement with respect to one such series. The aforementioned rating actions relate solely to certain of our securitization debt and not our corporate ratings or ratings on any of our non-vehicle debt.

Vehicle Financing Risks

Our program vehicles are subject to repurchase by vehicle manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, vehicle manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during a specified time period, typically subject to certain vehicle condition and mileage requirements. We use values derived from this specified price or guaranteed depreciation rate to calculate financing capacity under certain asset-backed and asset-based financing arrangements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In the event of a bankruptcy of a vehicle manufacturer, our liquidity could be impacted by several factors including reductions in fleet residual values and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, the program vehicles manufactured by any such company would need to be removed from our financing facilities or re-designated as non-program vehicles, which would require us to furnish additional credit enhancement associated with these program vehicles. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed and asset-based financing, see Item 1A, "Risk Factors" included in this 2016 Annual Report.

We rely significantly on asset-backed and asset-based financing arrangements to purchase vehicles for our U.S. and international vehicle rental fleet. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control, including proposed and adopted SEC (and other federal agency) rules and regulations, other legislative and administrative developments, as well as rating agencies' methodologies. In this regard, there has been uncertainty regarding the potential impact of SEC rules and regulations governing asset-backed securities and additional requirements contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act (including risk retention requirements) and the Basel III regulatory capital rules, a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk. While we will continue to monitor these developments and their impact on our ABS program, such rules and regulations may impact our ability and/or desire to engage in asset-backed financings in the future. For further information concerning our asset-backed financing programs and our indebtedness, see Note 7. For a discussion of the risks associated with our reliance on asset-backed and asset-based financing and the significant amount of indebtedness, see Item 1A, "Risk Factors" in this 2016 Annual Report.

Capital Expenditures

Revenue Earning Vehicle Expenditures

In preparation for our peak season, we typically incur higher capital expenditures during the second quarter than during the rest of the year. Additionally, disposal proceeds are usually higher during the first half of the year due to favorable demand and pricing.

The table below sets forth our revenue earning vehicle expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2016	$(10,957)	$8,764	$(2,193)
2015	(11,386)	8,796	(2,590)
2014	(9,814)	7,167	(2,647)

The table below sets forth net capital expenditures for revenue earning vehicles by segment for the periods shown:

Cash inflow (cash outflow)	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
($ In millions)	2016	2015	2014	$ Change	% Change	$ Change	% Change
U.S. Rental Car	$(1,335)	$(1,593)	$(1,458)	$258	(16)%	$(135)	9%
International Rental Car	(346)	(443)	(593)	97	(22)	150	(25)
All other operations segment	(512)	(554)	(596)	42	(8)	42	(7)
Total	$(2,193)	$(2,590)	$(2,647)	$397	(15)	$57	(2)

As further described in Note 2, "Significant Accounting Policies," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data” we revised our consolidated statements of cash flows to decrease revenue earning vehicles expenditures and decrease proceeds from disposals of revenue earning vehicles by $679 million and $860 million in the All Other Operations

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

segment for the years ended December 31, 2015 and 2014, respectively. This revision had no impact on net capital expenditures for revenue earning vehicles for the segment.

Year ended December 31, 2016 compared with year ended December 31, 2015

In 2016, net expenditures on revenue earning vehicles decreased by $397 million, primarily due to a higher quantity of vehicles acquired in 2015 in our U.S. RAC segment as part of our fleet refresh. In our International segment, there was a greater number of disposals of program vehicles and a larger number of leased vehicles in 2016 compared to 2015.

Year ended December 31, 2015 compared with year ended December 31, 2014

In 2015, net expenditures on revenue earning equipment decreased by $57 million, primarily due to the impact of foreign currency exchange rates, the timing of purchases and related payments and fleet mix in our International RAC segment. The decrease was partially offset by an increase in net expenditures on revenue earning equipment in our U.S. RAC segment due to our fleet strategy of increasing the rotation of vehicles to reduce the average vehicle age and to improve customer satisfaction by providing lower mileage vehicles.

Capital Assets, non-fleet

The table below sets forth our capital asset expenditures, non-fleet, and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Capital Assets, Non-Fleet
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2016	$(134)	$59	$(75)
2015	(250)	107	(143)
2014	(331)	78	(253)

The table below sets forth capital asset expenditures, non-fleet, net of disposal proceeds, by segment for the periods shown:

Cash inflow (cash outflow)	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
($ In millions)	2016	2015	2014	$ Change	% Change	$ Change	% Change
U.S. Rental Car	$(31)	$(57)	$(187)	$26	(46)%	$130	(70)%
International Rental Car	(18)	(32)	(41)	14	(44)	9	(22)
All other operations	(8)	(2)	(5)	(6)	300	3	(60)
Corporate	(18)	(52)	(20)	34	(65)	(32)	160
Total	$(75)	$(143)	$(253)	$68	(48)	$110	(43)

Share Repurchase Program - Hertz Global

As of December 31, 2016, Hertz Holdings repurchased two million shares for an aggregate purchase price of $100 million under the 2016 share repurchase program. The approximate dollar value of shares that may yet be purchased under the 2016 share repurchase program is $295 million. Since Hertz Holdings does not conduct business itself, it primarily funds repurchases of its common stock using dividends from Hertz or amounts borrowed under the master loan agreement. In February 2017, as further described in Note 7, "Debt," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data", Hertz amended its credit agreement governing its Senior Facilities which restricts its ability to make dividends and certain restricted payments, including payments to Hertz Holdings for share repurchases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONTRACTUAL OBLIGATIONS

The following table details our contractual cash obligations for debt and related interest payable, operating leases and concession agreements, commitments to purchase vehicles, tax liability for uncertain tax positions and related interest and other purchase obligations as of December 31, 2016:

		Payments Due by Period
(In millions)	Total	2017	2018 to 2019	2020 to 2021	After 2021
Vehicles:
Debt Obligation (a)	$9,685	$809	$6,305	$2,571	$—
Interest on Debt (b)	684	253	351	80	—
Non-Vehicle:
Debt Obligation (a)	3,934	8	723	1,214	1,989
Interest on debt(b)	1,126	222	413	293	198
Operating leases and concession agreements(c)	2,255	449	685	401	720
Commitments to purchase vehicles(d)	6,705	6,705	—	—	—
Purchase obligations and other(e)	346	213	77	31	25
Total	$24,735	$8,659	$8,554	$4,590	$2,932

(a)
Amounts represent the nominal value of debt obligations. The payments by period of vehicle debt obligations reflects the extensions resulting from the February 2017 amendments, as disclosed in Note 7, "Debt," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

(b)
Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt. The payments by period of interest on vehicle debt reflects the extensions resulting from the February 2017 amendments, as disclosed in Note 7, "Debt," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

(c)
Includes obligations under various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and lease agreements for real estate, revenue earning vehicles and office and computer equipment. Such obligations are reflected to the extent of their minimum non-cancelable terms. See Note 11, "Lease and Concession Agreements," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

(d)	As of December 31, 2016, this represents fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements.

(e)
Purchase obligations and other represent agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction, as well as liabilities for uncertain tax positions and other liabilities, and excludes any obligations to employees. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts that state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total purchase obligations, $18 million and $7 million, respectively, represent our tax liability for uncertain tax positions and related net accrued interest and penalties.

The table excludes our pension and other postretirement benefit obligations as disclosed in Note 8, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OFF BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

In the ordinary course of business, we execute contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnification obligations and have accrued for expected losses that are probable and estimable. The types of indemnification obligations for which payments are possible include the following:

As described in Note 3, "Discontinued Operations" to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data", the Separation and Distribution Agreement with Herc Holdings contains mutual indemnification clauses and a customary indemnification provision with respect to liability arising out of or resulting from assumed legal matters.

Certain former Stockholders; Directors

We have entered into indemnification agreements with each of our directors and certain of our officers. Hertz entered into customary indemnification agreements with Hertz Holdings pursuant to which Hertz Holdings and Hertz will indemnify those entities and certain of our former stockholders and their affiliates and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of such entities and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. We do not believe that these indemnifications are reasonably likely to have a material impact on us.

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our consolidated financial statements. As of December 31, 2016 and 2015, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our consolidated balance sheets in "Accrued liabilities" were $2 million and $2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

EMPLOYEE RETIREMENT BENEFITS

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to significant expenses that are dependent on assumptions discussed in Note 8, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Effective December 31, 2014, we amended the Hertz Retirement Plan to permanently discontinue future benefit accruals and participation under the plan for non-union employees. Interest credits under the plan will

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

continue to be credited on existing participant account balances under the plan until benefits are distributed and service will continue to be recognized for vesting and retirement eligibility requirements.

Also, effective as of December 31, 2014, we permanently discontinued future benefit accruals and participation under The Hertz Corporation Benefit Equalization Plan (“BEP") and The Hertz Corporation Supplemental Executive Retirement Plan (“SERP II”). Service will continue to be recognized for vesting and retirement eligibility requirements under the BEP and SERP II.

Our 2016 worldwide pre-tax pension expense is $3 million, which represents an increase of $7 million from 2015. In general, pension expense increased in 2016 compared to 2015 primarily due to lower return on assets and settlement losses in 2016, as a result of a decrease in asset value due to benefit payments and investment losses, as well as a reduction in the expected return on assets assumption.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of the Hertz Retirement Plan, in which most domestic employees participate, is consistent in December 31, 2016, compared with December 31, 2015. We did not contribute to the Hertz Retirement Plan during 2016. We do not anticipate contributing to the Hertz Retirement Plan during 2017. For the international plans, we anticipate contributing $3 million during 2017. The level of 2017 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

We participate in several "multiemployer" pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows. For a discussion of the risks associated with our pension plans, see Item 1A, "Risk Factors” in this 2016 Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes.

The following accounting policies involve a higher degree of judgment and complexity in their application, and therefore, represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting policies, as well as our significant accounting policies, see Note 2, "Significant Accounting Policies," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Revenue Earning Vehicles

Our principal assets are revenue earning vehicles, which represented approximately 56% of our total assets as of December 31, 2016. Revenue earning vehicles consists of vehicles utilized in our vehicle rental operations. For the year ended December 31, 2016, 32% of the vehicles purchased for our combined U.S. and International vehicle rental fleets were program vehicles, which are subject to repurchase by automobile manufacturers under contractual repurchase and guaranteed depreciation programs, subject to certain manufacturers' vehicle condition and mileage requirements, at a specific price during a specified time period. These programs limit our residual risk with respect to vehicles purchased under these programs. Incentives received from the manufacturers for purchases of vehicles reduce

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the cost. For all other vehicles, we use historical experience, industry residual value guidebooks and the monitoring of market conditions, to set depreciation rates. Generally, when revenue earning vehicles are acquired outside of a vehicle repurchase program, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage) and the targeted age of vehicles at the time of disposal. We also estimate the residual value of the applicable revenue earning vehicles at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used vehicle sales can also be affected by external factors such as the economy, natural disasters, fuel prices, used vehicle supply levels, and incentives offered by manufacturers of new vehicles. These key factors are considered when estimating future residual values. Depreciation rates are adjusted prospectively through the remaining expected life. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning vehicles in response to changing market conditions. Upon disposal of revenue earning vehicles, depreciation expense is adjusted for any difference between the net proceeds received and the remaining net book value and a corresponding gain or loss is recorded.

Under our vehicle repurchase programs, the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase or auction periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the vehicles covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the vehicles. We record a provision for excess mileage and vehicle condition, as necessary, during the holding period. These repurchase and guaranteed depreciation programs limit our residual risk with respect to vehicles purchased under the programs and allow us to reduce the variability of depreciation expense for such vehicles, however, typically the acquisition cost is higher.

Within Donlen, revenue earning vehicles are leased under longer term agreements with our customers. These leases contain provisions whereby we have a contracted residual value guaranteed to us by the lessee, such that we rarely experience any economic gains or losses on the disposal of these vehicles. Donlen accounts for its lease contracts using the appropriate lease classifications.

See Note 5, "Revenue Earning Vehicles," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Self-insured Liabilities

Self-insured liabilities on our consolidated balance sheets include public liability, property damage, liability insurance supplement, personal accident insurance, and personal effects coverage claims for which we are self-insured. These represent an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

See Note 17, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Defined Benefit Pension Plans and Other Employee Benefits

We sponsor defined benefit plans worldwide. We also participate in multi-employer defined benefit plans for which Hertz is not the sponsor. Our employee pension costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations. The various employee-related actuarial assumptions (e.g., retirement rates, mortality rates and salary growth) used in determining pension costs and plan liabilities are reviewed periodically by management, assisted by the enrolled actuary, and updated as warranted. The discount rate used to value the pension liabilities and related expenses and the expected rate of return on plan assets are the two most critical assumptions impacting pension expense. The discount rate used is a market based spot rate as of the valuation date. For the expected return on assets assumption, we use a forward looking rate that is based on the expected return for each asset class (including the value added by active investment management), weighted by the target asset allocation. The past annualized long-term performance of the Plans' assets has generally been in line with the long-term rate of return assumption. We utilize fair value to calculate the market-related value of pension assets for the U.S. Plan for purposes of determining the expected return on plan assets and accounting for asset gains and losses.

See Note 8, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.” Also, for a discussion of the risks associated with our multiemployer pension plans, see Item 1A, "Risk Factors” in this 2016 Annual Report.

Recoverability of Goodwill and Indefinite-lived Intangible Assets

On an annual basis and at interim periods when circumstances require as a result of a triggering event, we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis.

Goodwill impairment is deemed to exist if the carrying value of goodwill exceeds its fair value. We test goodwill at least annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We estimate the fair value of our reporting units using a discounted cash flow methodology. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections, tax rates and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. The cash flows represent management's most recent planning assumptions. These assumptions are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings generated by our past restructuring activities. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. A significant decline in the projected cash flows or a change in the WACC used to determine fair value could result in a future goodwill impairment charge. In the fourth quarter 2016, we performed our annual impairment analyses as of October 1, 2016 and at that date, we had four reporting units: U.S. Rental Car, Europe Rental Car, Other International Rental Car and Donlen.

In the impairment analysis for an indefinite-lived intangible asset, we compare the carrying value of the asset to its implied fair value and recognize an impairment charge whenever the carrying amount of the asset exceeds its implied fair value. The implied fair value for a tradename is estimated using a relief from royalty approach, which utilizes our revenue projections for each asset along with assumptions for royalty rates, tax rates and WACC.

The reviews of fair value involve judgment and estimates, including projected revenues, royalty rates and discount rates. We believe our valuation techniques and assumptions are reasonable for this purpose. We have not materially changed our methodology for valuing goodwill and indefinite-lived intangible assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In performing the impairment analyses, we leveraged our long-term strategic plans, which are based on our strategic initiatives for future profitability growth. The WACC used in the discounted cash flow model was calculated based upon the fair value of our debt and our stock price with a debt to equity ratio comparable to our industry. The results of our analyses performed as of October 1, 2016 indicated that the estimated fair value of each reporting unit and indefinite-lived intangible asset was substantially in excess of its carrying value except for the Europe Rental Car reporting unit and the Dollar Thrifty tradename. The Company determined that the goodwill associated with the Europe Rental Car reporting unit was partially impaired and recorded a charge of $172 million. The impairment was largely due to declines in revenue and profitability projections associated with the vehicle rental operations in Europe, coupled with an increased WACC. The carrying value of the goodwill of the Europe Rental Car reporting unit at December 31, 2016 is approximately $15 million, representing its estimated fair value. An increase of 1 percentage point to the weighted average cost of capital assumption used in the impairment analysis of the Europe Rental Car reporting unit goodwill could impact the impairment charge by approximately $10 million. The Company determined that the Dollar Thrifty tradename associated with its U.S. Rental Car segment was partially impaired and recorded a charge of $120 million. The impairment was largely due to a decrease in long-term revenue projections, due in part to increased competition in the leisure segment of our business, along with an increased WACC. The carrying value of the Dollar Thrifty tradename at December 31, 2016 is approximately $1.0 billion, representing its estimated fair value. An increase of 1 percentage point to the WACC assumption used in the Dollar Thrifty tradename impairment analysis could impact the impairment charge by approximately $90 million. See Note 6, "Goodwill and Other Intangible Assets," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

Long-lived Assets, Including Finite-lived Intangible Assets

Finite-lived intangible assets include concession agreements, technology, customer relationships, and other intangibles. Long-lived assets and intangible assets with finite lives, including technology-related intangibles, are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to fifty years and two to fifteen years, respectively. Long-lived assets and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying value or estimated fair value less costs to sell.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates and changes to the global mix of operating results will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require recording a tax on these amounts. We have recorded a deferred tax asset for unutilized net operating loss carryforwards in various tax jurisdictions. Upon utilization, the taxing authorities may examine the positions that led to the generation of those net operating losses. If the utilization of any of those losses are disallowed a deferred tax liability may have to be recorded.

See Note 13, "Income Tax (Provision) Benefit," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Instruments

We are exposed to a variety of market risks, including the effects of changes in interest rates, gasoline and diesel fuel prices and foreign currency exchange rates. We manage exposure to these market risks through regular operating and financing activities and, when deemed appropriate, through the use of financial instruments. Financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments. We measure all financial instruments at their fair value and do not offset the derivative assets and liabilities in our accompanying consolidated balance sheets. As we do not have financial instruments that are designated and qualify as hedging instruments, the changes in their fair value are recognized currently in our operating results.

Stock Based Compensation

The cost of employee services received in exchange for an award of equity instruments is based on the grant date fair value of the award. The compensation expense for RSUs and PSUs is recognized ratably over the vesting period. In addition to service vesting conditions, PSUs may have additional vesting conditions which call for the number of units that will be awarded based on achievement of certain pre-determined performance goals as defined in the applicable award agreements, over the applicable measurement period.

The cost of employee services received in exchange for an award of equity instruments is based on the grant date fair value of the award. That cost is recognized over the period during which the employee is required to provide service in exchange for the award. We estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected term, dividend yield, and risk-free interest rate. These factors combined with the stock price on the date of grant result in a fixed expense which is recorded on a straight-line basis over the vesting period.

The assumed volatility for Hertz Holdings common stock is based on historical stock price data. The assumed dividend yield is zero. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term of the options, as of the grant dates. The non-cash stock-based compensation expense associated with the Hertz Global Holdings, Inc. Stock Incentive Plan (“Stock Incentive Plan”) the Hertz Global Holdings, Inc. Director Stock Incentive Plan (“Director Plan”) and the Hertz Global Holdings, Inc. 2016 Omnibus Incentive Plan (“Omnibus Plan”) are pushed down from Hertz Global and recorded on the books at the Hertz level. See Note 9, "Stock-Based Compensation," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, "Significant Accounting Policies," — "Recently Issued Accounting Pronouncements," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see “Item 1—Business—Risk Management” in this 2016 Annual Report.

Market Risks

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments.

Interest Rate Risk

We have a significant amount of debt with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on LIBOR, Euro inter-bank offered rate (“EURIBOR”) or their equivalents for local currencies or bank conduit commercial paper rates plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. See Note 7, "Debt," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio and cash equivalents and investments as of December 31, 2016, our pre-tax operating results would decrease by an estimated $49 million over a twelve-month period.

From time to time, we may enter into interest rate swap agreements and/or interest rate cap agreements to manage interest rate risk and our mix of fixed and floating rate debt. See Note 14, "Financial Instruments," to the Notes to our consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

Consistent with the terms of certain agreements governing the respective debt obligations, we may be required to hedge a portion of the floating rate interest exposure under the various debt facilities to provide protection in respect of such exposure.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Australian dollar and British pound.

We manage our foreign currency exchange rate risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate, including making fleet purchases and borrowing locally. Also, we have purchased foreign currency exchange rate options to manage exposure to fluctuations in foreign currency exchange rates for selected cross currency marketing programs. Our risks with respect to foreign currency exchange rate options are limited to the premium paid for the right to exercise the option and the future performance of the option's counterparty.

We also manage exposure to fluctuations in currency risk on cross currency intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans are entered which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.
We do not hedge our operating results against currency movement as they are primarily translational in nature. Using foreign currency forward rates as of December 2016, we expect revenue growth to be negatively impacted by approximately 1% over a twelve-month period. Additionally, each 1% point change in foreign currency movements is estimated to impact our adjusted pre-tax income by an estimated $2 million over a twelve-month period.

Fuel Risks

We purchase unleaded gasoline and diesel fuel at prevailing market rates. We are subject to price exposure related to the fluctuations in the price of fuel. We anticipate that fuel risk will remain a market risk for the foreseeable future. We have determined that a 10% hypothetical change in the price of fuel will not have a material impact on our operating results.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Inflation

The increased cost of vehicles is the primary inflationary factor affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs and gasoline. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

Other Income Tax Related Matters

In January 2006, we implemented an LKE Program for our U.S. vehicle rental business (the "U.S. Rental Car LKE Program"). Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal years 2006 through 2009 and 2013 through 2016, and part of 2010 and 2012. These programs allow tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. Over the last few years, for strategic purposes, such as cash management, we have recognized some taxable gains in the programs. We cannot offer assurance that the expected tax deferral will continue or that the relevant law concerning the programs will remain in its current form. An extended reduction in our vehicle rental fleet could result in reduced deferrals in the future, which in turn could require us to make material cash payments for federal and state income tax liabilities. Our inability to obtain replacement financing as our fleet financing facilities mature would likely result in an extended reduction in the fleet value. In August 2010, we elected to temporarily suspend the U.S. Rental Car LKE Program allowing cash proceeds from sales of vehicles to be utilized for various business purposes, including paying down existing debt obligations, future growth initiatives and for general operating purposes. From August 2010 through year end 2011, recognized tax gains on vehicle dispositions resulting from the LKE suspension were more than offset by 100% tax depreciation on newly acquired vehicles. The U.S. Rental Car LKE Program was reinstated on October 15, 2012. During 2012 the allowable 50% bonus depreciation helped offset tax gains during the period of LKE suspension. In addition, Dollar Thrifty and Donlen similarly used an LKE program prior to our acquisition of these companies and both companies continue to use the LKE programs.

There is significant uncertainty as to whether the U.S. federal and state income tax laws, legislation or regulations governing like-kind exchange and accelerated depreciation deductions will remain intact in their current form.  If the laws, regulations or administrative interpretations of those laws or regulations changes, there could be an adverse impact on our ability to defer gain on the sales of our U.S. revenue earning rental vehicles and/or recognize accelerated depreciation on said vehicles. This could result in the company being required to make material cash payments resulting from the inability to defer U.S. federal and state gain on the sales of the revenue earning vehicles.  We cannot predict when or if any changes will be adopted and in what manner.

Current year to date dispositions of Hertz Global's common stock by certain significant shareholders, when combined with other dispositions of Hertz Global's stock over the previous 36 months, have not resulted in a change in control as that term is defined in Section 382 of the Code. Consequently, there is no limitation on the utilization of all pre-2016 U.S. net operating losses.

In connection with the Spin-Off, Herc Holdings received a private letter ruling from the IRS to the effect that, subject to the accuracy of and compliance with certain representations, assumptions and covenants, (i) the Spin-Off will qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code, and (ii) the internal spin-off transactions will qualify as tax free under Section 355 of the Code. A private letter ruling from the IRS generally is binding on the IRS. However, the IRS ruling did not rule that the Spin-Offs satisfied every requirement for a tax-free spin-off, and Herc Holdings and Hertz Global relied solely on opinions of professional advisors to determine that such additional requirements were satisfied. The ruling and the opinions relied on certain facts, assumptions, representations and undertakings from Herc Holdings and Hertz Holdings regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect or not otherwise satisfied, Herc Holdings and Hertz Global, and their affiliates may not be able to rely on the ruling or the opinions of tax advisors and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax advisors, the IRS could determine on audit that the Spin-Offs and related transactions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for any other reason, including as a result of certain significant changes in the stock ownership of Herc Holdings or Hertz Global after the Spin-Off. If the Spin-Offs or related transactions are determined to be taxable for U.S. federal income tax purposes, Herc Holdings and Hertz Global and, in certain cases, their stockholders (at the time of the Spin-Off) could incur significant U.S. federal income tax liabilities, including taxation on the value of the Hertz Global stock distributed in the Spin-Off and the value of other companies distributed in the internal Spin-Off transactions, and Hertz Global could incur significant liabilities, either directly to the tax authorities or under a Tax Matters Agreement entered into with Herc Holdings.

The IRS completed their audit of the Company's 2007 to 2009 and surveyed 2010 and 2011 tax returns and had no changes to the previously filed tax returns. Currently, the Company's 2014 tax year is under audit by the IRS.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Hertz Global Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1(A) present fairly, in all material respects, the financial position of Hertz Global Holdings, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date. The material weaknesses related to 1) risk assessment, as the Company did not effectively design and maintain controls in response to the risks of material misstatement, 2) ineffective controls over the non-fleet procurement process, and 3) ineffective controls over certain accounting estimates. The risk assessment material weakness contributed to additional material weaknesses related to 4) ineffective controls over certain information technology systems that are relevant to the preparation of the consolidated financial statements, 5) the completeness and accuracy of system-generated reports, spreadsheets, and data transfers used in the accounting for estimates related to revenue earning vehicles, and 6) the accounting for income taxes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
March 6, 2017

THE HERTZ CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholder of
The Hertz Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1(B) present fairly, in all material respects, the financial position of The Hertz Corporation and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2(B) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date. The material weaknesses related to 1) risk assessment, as the Company did not effectively design and maintain controls in response to the risks of material misstatement, 2) ineffective controls over the non-fleet procurement process, and 3) ineffective controls over certain accounting estimates. The risk assessment material weakness contributed to additional material weaknesses related to 4) ineffective controls over certain information technology systems that are relevant to the preparation of the consolidated financial statements, 5) the completeness and accuracy of system-generated reports, spreadsheets, and data transfers used in the accounting for estimates related to revenue earning vehicles, and 6) the accounting for income taxes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions

THE HERTZ CORPORATION AND SUBSIDIARIES

are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
March 6, 2017

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$816	$474
Restricted cash and cash equivalents:
Vehicle	235	289
Non-vehicle	43	44
Total restricted cash and cash equivalents	278	333
Receivables:
Vehicle	546	1,137
Non-vehicle, net of allowance of $42 and $36, respectively	737	649
Total receivables, net	1,283	1,786
Prepaid expenses and other assets	578	995
Revenue earning vehicles:
Vehicles	13,655	13,441
Less accumulated depreciation	(2,837)	(2,695)
Total revenue earning vehicles, net	10,818	10,746
Property and equipment:
Land, buildings and leasehold improvements	1,165	1,165
Service equipment and other	724	790
Less accumulated depreciation	(1,031)	(978)
Total Property and equipment, net	858	977
Other intangible assets, net	3,332	3,522
Goodwill	1,081	1,261
Assets held for sale	111	25
Assets of discontinued operations	—	3,395
Total assets	$19,155	$23,514
LIABILITIES AND EQUITY
Accounts payable:
Vehicle	$258	$207
Non-vehicle	563	559
Total accounts payable	821	766
Accrued liabilities	980	1,035
Accrued taxes, net	165	128
Debt:
Vehicle	9,646	9,823
Non-vehicle	3,895	5,947
Total debt	13,541	15,770
Public liability and property damage	407	394
Deferred income taxes, net	2,149	2,168
Liabilities held for sale	17	—
Liabilities of discontinued operations	—	1,234
Total liabilities	18,080	21,495
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 85 and 464 shares issued and 83 and 423 shares outstanding	1	4
Additional paid-in capital	2,227	3,343
Accumulated deficit	(882)	(391)
Accumulated other comprehensive income (loss)	(171)	(245)
	1,175	2,711
Treasury Stock, at cost, 2 shares and 41 shares	(100)	(692)
Total equity	1,075	2,019
Total liabilities and equity	$19,155	$23,514
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Worldwide vehicle rental	$8,211	$8,434	$8,907
All other operations	592	583	568
Total revenues	8,803	9,017	9,475
Expenses:
Direct vehicle and operating	4,932	5,055	5,458
Depreciation of revenue earning vehicles and lease charges, net	2,601	2,433	2,705
Selling, general and administrative	899	873	936
Interest expense, net:
Vehicle	280	253	277
Non-vehicle	344	346	340
Total interest expense, net	624	599	617
Goodwill and intangible asset impairments	292	40	—
Other (income) expense, net	(75)	(115)	(10)
Total expenses	9,273	8,885	9,706
Income (loss) from continuing operations before income taxes	(470)	132	(231)
Income tax (provision) benefit	(4)	(17)	17
Net income (loss) from continuing operations	(474)	115	(214)
Net income (loss) from discontinued operations	(17)	158	132
Net income (loss)	$(491)	$273	$(82)

Weighted average shares outstanding:
Basic	84	90	91
Diluted	84	91	91

Earnings (loss) per share - basic and diluted:
Basic earnings (loss) per share from continuing operations	$(5.65)	$1.28	$(2.35)
Basic earnings (loss) per share from discontinued operations	(0.20)	1.75	1.45
Basic earnings (loss) per share	$(5.85)	$3.03	$(0.90)

Diluted earnings (loss) per share from continuing operations	$(5.65)	$1.26	$(2.35)
Diluted earnings (loss) per share from discontinued operations	(0.20)	1.74	1.45
Diluted earnings (loss) per share	$(5.85)	$3.00	$(0.90)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$(491)	$273	$(82)
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	(87)	(57)
Reclassification of foreign currency items to other (income) expense, net	—	(42)	—
Unrealized holding gains (losses) on securities	12	—	(14)
Reclassification of realized gain on securities to other (income) expense	(9)	—	—
Reclassification of net unrealized gains on securities to prepaid expense and other assets	—	—	(7)
Net gain (loss) on defined benefit pension plans	(30)	(23)	(41)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	11	9	(11)
Total other comprehensive income (loss), before income taxes	(32)	(143)	(130)
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	7	15	7
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(4)	(2)	2
Total other comprehensive income (loss)	(29)	(130)	(121)
Total comprehensive income (loss)	$(520)	$143	$(203)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Equity
Balance at:
December 31, 2013	—	446	$4	$3,226	$(582)	$6	4	$(87)	$2,567
Net income (loss)	—	—	—	—	(82)	—	—	—	(82)
Other comprehensive income (loss)	—	—	—	—	—	(121)	—	—	(121)
Proceeds from employee stock purchase plan	—	—	—	4	—	—	—	—	4
Net settlement on vesting of restricted stock	—	1	—	(17)	—	—	—	—	(17)
Conversion of Convertible Senior Notes	—	10	1	84	—	—	—	—	85
Stock-based employee compensation charges	—	—	—	9	—	—	—	—	9
Exercise of stock options	—	2	—	18	—	—	—	—	18
Common shares issued to Directors	—	—	—	1	—	—	—	—	1
December 31, 2014	—	459	5	3,325	(664)	(115)	4	(87)	2,464
Net income (loss)	—	—	—	—	273	—	—	—	273
Other comprehensive income (loss)	—	—	—	—	—	(130)	—	—	(130)
Net settlement on vesting of restricted stock	—	1	—	(4)	—	—	—	—	(4)
Stock-based employee compensation charges	—	—	—	17	—	—	—	—	17
Exercise of stock options	—	—	—	5	—	—	—	—	5
Share Repurchase	—	(37)	(1)	—	—	—	37	(605)	(606)
December 31, 2015	—	423	4	3,343	(391)	(245)	41	(692)	2,019
Net income (loss)	—	—	—	—	(491)	—	—	—	(491)
Other comprehensive income (loss)	—	—	—	—	—	(29)	—	—	(29)
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)
Share Repurchase	—	(2)	—	—	—	—	2	(100)	(100)
Stock-based employee compensation charges	—	—	—	14	—	—	—	—	14
Exercise of stock options	—	1	—	10	—	—	—	—	10
Common shares issued to directors	—	—	—	1	—	—	—	—	1
Capital effect of Spin-Off	—	(339)	(3)	(689)	—	—	(41)	692	—
Distribution of Herc Holdings, Inc.	—	—	—	(450)	—	103	—	—	(347)
December 31, 2016	—	83	$1	$2,227	$(882)	$(171)	2	$(100)	$1,075
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(491)	$273	$(82)
Less: Net income (loss) from discontinued operations	(17)	158	132
Net income (loss) from continuing operations	(474)	115	(214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	2,531	2,361	2,625
Depreciation and amortization, non-vehicle	265	274	291
Amortization and write-off of deferred financing costs	45	55	51
Amortization and write-off of debt discount (premium)	3	(1)	(13)
Loss on extinguishment of debt	55	—	1
Stock-based compensation charges	13	16	10
Provision for receivables allowance	51	36	38
Deferred income taxes, net	(78)	11	(23)
Impairment charges and asset write-downs	340	70	37
(Gain) loss on sale of shares in equity investment	(84)	(133)	—
Other	8	(7)	(10)
Changes in assets and liabilities:
Non-vehicle receivables	(174)	(62)	(42)
Prepaid expenses and other assets	(31)	(11)	(53)
Non-vehicle accounts payable	31	(8)	54
Accrued liabilities	(40)	44	142
Accrued taxes, net	38	(21)	(10)
Public liability and property damage	30	37	57
Net cash provided by (used in) operating activities	2,529	2,776	2,941
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	53	221	249
Net change in restricted cash and cash equivalents, non-vehicle	(1)	(9)	—
Revenue earning vehicles expenditures	(10,957)	(11,386)	(9,814)
Proceeds from disposal of revenue earning vehicles	8,764	8,796	7,167
Capital asset expenditures, non-vehicle	(134)	(250)	(331)
Proceeds from disposal of property and other equipment	59	107	78
Acquisitions, net of cash acquired	(2)	(95)	(75)
Sales of (investment in) shares in equity investment	222	236	(30)
Net cash provided by (used in) investing activities	(1,996)	(2,380)	(2,756)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	9,692	7,528	4,410
Repayments of vehicle debt	(9,748)	(7,079)	(4,523)
Proceeds from issuance of non-vehicle debt	2,592	1,867	2,480
Repayments of non-vehicle debt	(4,651)	(2,112)	(2,457)
Purchase of treasury shares	(100)	(605)	—
Payment of financing costs	(75)	(29)	(63)
Early redemption premium payment	(27)	—	—
Transfers from discontinued entities	2,122	61	72
Other	12	1	4
Net cash provided by (used in) financing activities	(183)	(368)	(77)
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	(8)	(28)	(30)
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	342	—	78
Cash and cash equivalents at beginning of period	474	474	396
Cash and cash equivalents at end of period	$816	$474	$474

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$205	$556	$511
Cash flows provided by (used in) investing activities	(77)	(385)	(427)
Cash flows provided by (used in) financing activities	(97)	(172)	(82)
Effect of foreign currency exchange rate changes on cash and cash equivalents of discontinued operations	—	(3)	(1)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$31	$(4)	$1

Supplemental disclosures of cash flow information for continuing operations:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$235	$204	$216
Non-vehicle	292	357	334
Income taxes, net of refunds	57	24	42
Supplemental disclosures of non-cash information for continuing operations:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities	$185	$140	$115
Sales of revenue earning vehicles included in receivables	473	1,069	482
Purchases of property and other equipment included in accounts payable	20	37	67
Sales of property and other equipment included in receivables	3	15	2
Consideration for equity investment	—	—	130
Revenue earning vehicles and property and equipment acquired through capital lease	22	11	16
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$816	$474
Restricted cash and cash equivalents:
Vehicle	235	289
Non-vehicle	43	44
Total restricted cash and cash equivalents	278	333
Receivables:
Vehicle	546	1,137
Non-vehicle, net of allowance of $42 and $36, respectively	737	649
Total receivables, net	1,283	1,786
Prepaid expenses and other assets	578	995
Revenue earning vehicles:
Vehicles	13,655	13,441
Less accumulated depreciation	(2,837)	(2,695)
Total revenue earning vehicles, net	10,818	10,746
Property and equipment:
Land, buildings and leasehold improvements	1,165	1,165
Service equipment and other	724	790
Less accumulated depreciation	(1,031)	(978)
Total Property and equipment, net	858	977
Other intangible assets, net	3,332	3,522
Goodwill	1,081	1,261
Assets held for sale	111	25
Assets of discontinued operations	—	3,390
Total assets	$19,155	$23,509
LIABILITIES AND EQUITY
Accounts payable:
Vehicle	$258	$207
Non-vehicle	563	559
Total accounts payable	821	766
Accrued liabilities	980	1,035
Accrued taxes, net	165	128
Debt:
Vehicle	9,646	9,823
Non-vehicle	3,895	5,947
Total debt	13,541	15,770
Public liability and property damage	407	394
Deferred income taxes, net	2,149	2,168
Liabilities held for sale	17	—
Liabilities of discontinued operations	—	1,300
Total liabilities	18,080	21,561
Commitments and contingencies
Equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,150	3,583
Due from affiliate	(37)	(345)
Accumulated deficit	(1,867)	(1,045)
Accumulated other comprehensive income (loss)	(171)	(245)
Total equity	1,075	1,948
Total liabilities and equity	$19,155	$23,509
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Worldwide vehicle rental	$8,211	$8,434	$8,907
All other operations	592	583	568
Total revenues	8,803	9,017	9,475
Expenses:
Direct vehicle and operating	4,932	5,055	5,458
Depreciation of revenue earning vehicles and lease charges, net	2,601	2,433	2,705
Selling, general and administrative	899	873	936
Interest expense, net:
Vehicle	280	253	277
Non-vehicle	343	346	340
Total interest expense, net	623	599	617
Goodwill and intangible asset impairments	292	40	—
Other (income) expense, net	(75)	(115)	(10)
Total expenses	9,272	8,885	9,706
Income (loss) from continuing operations before income taxes	(469)	132	(231)
Income tax (provision) benefit	(4)	(17)	17
Net income (loss) from continuing operations	(473)	115	(214)
Net income (loss) from discontinued operations	(15)	161	136
Net income (loss)	$(488)	$276	$(78)
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$(488)	$276	$(78)
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	(87)	(57)
Reclassification of foreign currency items to other (income) expense, net	—	(42)	—
Unrealized holding gains (losses) on securities	12	—	(14)
Reclassification of realized gain on securities to other (income) expense	(9)	—	—
Reclassification of net unrealized gains on securities to prepaid expense and other assets	—	—	(7)
Net gain (loss) on defined benefit pension plans	(30)	(23)	(41)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	11	9	(11)
Total other comprehensive income (loss), before income taxes	(32)	(143)	(130)
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	7	15	7
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(4)	(2)	2
Total other comprehensive income (loss)	(29)	(130)	(121)
Total comprehensive income (loss)	$(517)	$146	$(199)
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at:
December 31, 2013	100	$—	$3,552	$—	$(878)	$6	$2,680
Net income (loss)	—	—	—	—	(78)	—	(78)
Other comprehensive income (loss)	—	—	—	—	—	(121)	(121)
Proceeds from employee stock purchase plan	—	—	4	—	—	—	4
Stock-based employee compensation charges	—	—	9	—	—	—	9
Old Hertz Holdings common shares issued to Directors	—	—	1	—	—	—	1
December 31, 2014	100	—	3,566	—	(956)	(115)	2,495
Net income (loss)	—	—	—	—	276	—	276
Due from affiliate	—	—	—	(345)	—	—	(345)
Dividends paid to Old Hertz Holdings	—	—	—	—	(365)	—	(365)
Other comprehensive income (loss)	—	—	—	—	—	(130)	(130)
Stock-based employee compensation charges	—	—	17	—	—	—	17
December 31, 2015	100	—	3,583	(345)	(1,045)	(245)	1,948
Net income (loss)	—	—	—	—	(488)	—	(488)
Due from affiliate	—	—	—	(26)	—	—	(26)
Dividends paid to Old Hertz Holdings	—	—	—	334	(334)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(29)	(29)
Stock-based employee compensation charges	—	—	14	—	—	—	14
Old Hertz Holdings common shares issued to directors	—	—	1	—	—	—	1
Distribution of Herc Rentals Inc.	—	—	(448)	—	—	103	(345)
December 31, 2016	100	$—	$3,150	$(37)	$(1,867)	$(171)	$1,075
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(488)	$276	$(78)
Less: Net income (loss) from discontinued operations	(15)	161	136
Net income (loss) from continuing operations	(473)	115	(214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	$2,531	2,361	2,625
Depreciation and amortization, non-vehicle	265	274	291
Amortization and write-off of deferred financing costs	45	55	51
Amortization and write-off of debt discount (premium)	3	(1)	(13)
Loss on extinguishment of debt	55	—	1
Stock-based compensation charges	13	16	10
Provision for receivables allowance	51	36	38
Deferred income taxes, net	(78)	11	(23)
Impairment charges and asset write-downs	340	70	37
(Gain) loss on sale of shares in equity investment	(84)	(133)	—
Other	8	(7)	(10)
Changes in assets and liabilities:
Non-vehicle receivables	(174)	(62)	(42)
Prepaid expenses and other assets	(31)	(11)	(53)
Non-vehicle accounts payable	31	(8)	54
Accrued liabilities	(40)	44	142
Accrued taxes, net	38	(21)	(10)
Public liability and property damage	30	37	57
Net cash provided by (used in) operating activities	2,530	2,776	2,941
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	53	221	249
Net change in restricted cash and cash equivalents, non-vehicle	(1)	(9)	—
Revenue earning vehicles expenditures	(10,957)	(11,386)	(9,814)
Proceeds from disposal of revenue earning vehicles	8,764	8,796	7,167
Capital asset expenditures, non-vehicle	(134)	(250)	(331)
Proceeds from disposal of property and other equipment	59	107	78
Acquisitions, net of cash acquired	(2)	(95)	(75)
Sales of (investment in) shares in equity investment	222	236	(30)
Advances to Old Hertz Holdings	—	(267)	(28)
Repayments from Old Hertz Holdings	—	—	25
Net cash provided by (used in) investing activities	(1,996)	(2,647)	(2,759)
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	9,692	7,528	4,410
Repayments of vehicle debt	(9,748)	(7,079)	(4,523)
Proceeds from issuance of non-vehicle debt	2,592	1,867	2,480
Repayments of non-vehicle debt	(4,651)	(2,112)	(2,457)
Payment of financing costs	(75)	(29)	(63)
Early redemption premium payment	(27)	—	—
Transfers (to) from discontinued entities	2,122	68	77
Advances to Hertz Global/Old Hertz Holdings	(102)	(344)	—
Other	13	—	2
Net cash provided by (used in) financing activities	(184)	(101)	(74)
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	(8)	(28)	(30)
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	342	—	78
Cash and cash equivalents at beginning of period	474	474	396
Cash and cash equivalents at end of period	$816	$474	$474

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$207	$556	$516
Cash flows provided by (used in) investing activities	(77)	(385)	(427)
Cash flows provided by (used in) financing activities	(94)	(179)	(87)
Effect of foreign currency exchange rate changes on cash and cash equivalents of discontinued operations	—	(3)	(1)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$36	$(11)	$1

Supplemental disclosures of cash flow information for continuing operations:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$235	$204	$216
Non-vehicle	292	357	334
Income taxes, net of refunds	57	24	42
Supplemental disclosures of non-cash information for continuing operations:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities	$185	$140	$115
Sales of revenue earning vehicles included in receivables	473	1,069	482
Purchases of property and other equipment included in accounts payable	20	37	67
Sales of property and other equipment included in receivables	3	15	2
Consideration for equity investment	—	—	130
Revenue earning vehicles and property and equipment acquired through capital lease	22	11	16
Non-cash dividend paid to affiliate	334	365	—
   The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Background

Hertz Global Holdings, Inc. ("Hertz Global" when including its subsidiaries and "Hertz Holdings" excluding its subsidiaries) was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC which wholly owns The Hertz Corporation ("Hertz" and interchangeably with Hertz Global, the "Company"), Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. Hertz operates its vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from company-owned, licensee and franchisee locations in the U.S., Africa, Asia, Australia, Canada, The Caribbean, Europe, Latin America, the Middle East and New Zealand. Through its Donlen subsidiary, Hertz provides vehicle leasing and fleet management services.

On June 30, 2016, former Hertz Global Holdings, Inc. (for periods on or prior to June 30, 2016, “Old Hertz Holdings” and for periods after June 30, 2016, “Herc Holdings”) completed a spin-off (the “Spin-Off”) of its global vehicle rental business through a dividend to stockholders of record of Old Hertz Holdings as of the close of business on June 22, 2016, the record date for the distribution, of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc. (“New Hertz”), which was re-named Hertz Global Holdings, Inc. in connection with the Spin-Off, on a one-to-five basis. See Note 19, "Equity and Earnings (Loss) Per Share - Hertz Global," for further information regarding the equity of Old Hertz Holdings and Hertz Global. Hertz Global is now an independent public company and trades on the New York Stock Exchange under the symbol "HTZ". Herc Holdings, which changed its name to Herc Holdings Inc. on June 30, 2016, trades on the New York Stock Exchange under the symbol “HRI”.

Despite the fact that this was a reverse spin off and Hertz Global was spun off from Old Hertz Holdings and was the legal spinnee in the transaction, for accounting purposes, due to the relative significance of New Hertz to Old Hertz Holdings, Hertz Global is considered the spinnor or divesting entity and Herc Holdings is considered the spinnee or divested entity. As a result, New Hertz, or Hertz Global, is the “accounting successor” to Old Hertz Holdings. As such, the historical financial information of Hertz reflects the equipment rental business as a discontinued operation and the historical financial information of Hertz Global reflects the equipment rental business and certain parent legal entities as discontinued operations. See Note 3, "Discontinued Operations," for additional information. Unless noted otherwise, information disclosed in these notes to the consolidated financial statements pertain to the continuing operations of Hertz and Hertz Global.

Note 2—Significant Accounting Policies

Accounting Principles

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Principles of Consolidation

The consolidated financial statements of Hertz Global include the accounts of Hertz Global and its wholly owned and majority owned U.S. and international subsidiaries. The consolidated financial statements of Hertz include the accounts of Hertz and its wholly owned and majority owned U.S. and international subsidiaries. In the event that the Company is a primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity are included in the Company's consolidated financial statements. The Company accounts for its investment in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Correction of Errors

The Company has identified classification errors within the investing section of the statements of cash flows for the years ended December 31, 2015 and 2014. The Company considered both quantitative and qualitative factors in assessing the materiality of the classification errors individually, and in the aggregate, and determined that the classification errors were not material and has revised the accompanying statements of cash flows for the years ended December 31, 2015 and 2014 to correct for the classification errors.  Correction of the errors, which did not impact total operating, investing or financing cash flows, decreased both revenue earning vehicles expenditures and proceeds from disposals of revenue earning vehicles by $679 million and $860 million for the years ended December 31, 2015 and 2014, respectively. This revision had no impact on the Company's consolidated balance sheet at December 31, 2015 or its consolidated statements of operations for the years ended December 31, 2015 and 2014. The Company will correct the cash flow statements for the interim periods ended March 31, June 30 and September 30, 2016 in the Company's 2017 Quarterly Reports on Form 10-Q.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include depreciation of revenue earning vehicles, reserves for litigation and other contingencies, accounting for income taxes and related uncertain tax positions, pension and postretirement benefit costs, the fair value of assets and liabilities acquired in business combinations, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill, valuation of stock-based compensation, public liability and property damage reserves, reserves for restructuring, allowance for doubtful accounts, and fair value of financial instruments, among others.

Revenue Earning Vehicles

Revenue earning vehicles are stated at cost, net of related discounts. Generally, holding periods range from six to thirty-six months. Incentives received from the manufacturers for purchases of vehicles reduce the capitalized cost. Generally, when revenue earning vehicles are acquired outside of a vehicle repurchase program, the Company estimates the period that the Company will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage). The Company also estimates the residual value of the applicable revenue earning vehicles at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used vehicle sales can also be affected by external factors such as the economy, natural disasters, fuel prices, used vehicle supply levels and incentives offered by manufacturers of new vehicles. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of revenue earning vehicles in response to changing market conditions. Upon disposal of revenue earning vehicles, depreciation expense is adjusted for the difference between the net proceeds received and the remaining net book value.

For vehicles acquired under the Company's vehicle repurchase programs ("program vehicles"), the manufacturers agree to repurchase program vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase or auction periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the program vehicle upon sale according to certain parameters which include the holding period, mileage and condition of the vehicles. The Company records a provision for excess mileage and vehicle condition, as necessary, during the holding period. These repurchase and guaranteed depreciation programs limit the Company's residual risk with respect to program vehicles and allow us to determine depreciation expense in advance, however, typically the acquisition cost is higher for these program vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Donlen's revenue earning vehicles are leased under long term agreements with its customers. These leases contain provisions whereby Donlen has a contracted residual value guaranteed by the lessee, such that it does not experience any gains or losses on the disposal of these vehicles. Donlen accounts for its lease contracts using the appropriate lease classifications.

The Company continually evaluates revenue earning vehicles to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the vehicle should be evaluated for possible impairment. The Company uses a combination of the undiscounted cash flows and market approaches in assessing whether an asset has been impaired. The Company measures impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value.

Self-insured Liabilities

Self-insured liabilities in the accompanying consolidated balance sheets include public liability, property damage, liability insurance supplement, personal accident insurance, and personal effects coverage claims for which the Company is self-insured. These represent an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Defined Benefit Pension Plans and Other Employee Benefits

The Company has defined benefit plans worldwide. The Company also participates in multi-employer defined benefit plans for which Hertz is not the sponsor. For the Company sponsored plans, the relevant accounting guidance requires that management make certain assumptions relating to discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. The Company believes that the accounting estimates related to its pension are critical accounting estimates, because they are susceptible to change from period to period based on the performance of plan assets, actuarial valuations, market conditions and contracted benefit changes. The various employee-related actuarial assumptions (e.g., retirement rates, mortality rates and salary growth) used in determining pension costs and plan liabilities are reviewed periodically by management, assisted by the enrolled actuary, and updated as warranted. The discount rate used to value the pension liabilities and related expenses and the expected rate of return on plan assets are the two most critical assumptions impacting pension expense. The discount rate used is a market based spot rate as of the valuation date. For the expected return on assets assumption, the Company uses a forward looking rate that is based on the expected return for each asset class (including the value added by active investment management), weighted by the target asset allocation. Actual results may differ substantially from the estimates that were based on the critical assumptions. The Company uses a December 31 measurement date for all of the plans. The Company utilizes fair value to calculate the market-related value of pension assets for the U.S. Plan for purposes of determining the expected return on plan assets and accounting for asset gains and losses.

Actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect its recognized expense in such future periods. Significant differences in actual experience or significant changes in assumptions would affect the Company's pension costs and obligations. The Company recognizes the funded status of each defined benefit pension plan in the consolidated balance sheet. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability. Pension plan liabilities are revalued annually based on updated assumptions and information about the individuals covered by the plan. For pension plans, if accumulated actuarial gains and losses are in excess of a 10 percent corridor, the excess is amortized on a straight-line basis over the average remaining service period of active participants. Prior service cost and the transition asset are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company maintains reserves for employee medical claims, up to its insurance stop-loss limit, and workers’ compensation claims. These are regularly evaluated and revised, as needed, based on a variety of information, including historical experience, actuarial estimates and current employee statistics.

Recoverability of Goodwill and Indefinite-lived Intangible Assets

On an annual basis and at interim periods when circumstances require as a result of a triggering event, the Company tests the recoverability of its goodwill and indefinite-lived intangible assets by performing an impairment analysis.

The Company utilizes the two-step impairment analysis for goodwill and elects not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis for goodwill, the Company compares the carrying value of each identified reporting unit to its fair value. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its implied fair value. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit and incorporate various assumptions related to discount rates, growth rates, cash flow projections, tax rates and terminal value rates specific to the reporting unit to which they are applied. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The Company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the Company’s reporting units.

In the impairment analysis for an indefinite-lived intangible asset, the Company compares the carrying value of the asset to its implied fair value and recognizes an impairment charge whenever the carrying amount of the asset exceeds its implied fair value. The implied fair value for a tradename is estimated using a relief from royalty approach, which utilizes the Company’s revenue projections for each asset along with assumptions for royalty rates, tax rates and WACC.

Long-lived Assets, Including Finite-lived Intangible Assets

Finite-lived intangible assets include concession agreements, technology, customer relationships and other intangibles. Long-lived assets and intangible assets with finite lives, including technology-related intangibles, are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to fifty years and two to fifteen years, respectively. Long-lived assets and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying value or estimated fair value less costs to sell.

Financial Instruments

The Company is exposed to a variety of market risks, including the effects of changes in interest rates, gasoline and diesel fuel prices and foreign currency exchange rates. The Company manages exposure to these market risks through regular operating and financing activities and, when deemed appropriate, through the use of financial instruments. Financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, financial instruments are entered into with a diversified group of major financial institutions in order to manage the Company's exposure to counterparty nonperformance on such instruments. The Company measures all financial instruments at their fair value and does not offset the derivative assets and liabilities in its accompanying consolidated balance sheets. As the Company does not have financial instruments that are designated and qualify as hedging instruments, the changes in their fair value are recognized currently in the Company's operating results.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The Company has estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected life, dividend yield and risk-free interest rate.

The Company accounts for restricted stock unit and performance stock unit awards as equity classified awards. For restricted stock units the expense is based on the grant-date fair value of the stock and the number of shares that vest, recognized over the service period. For performance stock units the expense is based on the grant-date fair value of the stock, recognized over a two to four year service period depending upon the applicable performance condition. For performance stock units, the Company re-assesses the probability of achieving the applicable performance condition each reporting period and adjusts the recognition of expense accordingly.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates and changes to the global mix of operating results will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Provisions are not made for income taxes on undistributed earnings of international subsidiaries that are intended to be indefinitely reinvested outside the United States or are expected to be remitted free of taxes. Future distributions, if any, from these international subsidiaries to the United States or changes in U.S. tax rules may require recording a tax on these amounts. The Company has recorded a deferred tax asset for unutilized net operating loss carryforwards in various tax jurisdictions. Upon utilization, the taxing authorities may examine the positions that led to the generation of those net operating losses. If the utilization of any of those losses are disallowed a deferred tax liability may have to be recorded.

Revenue Recognition

The Company reports revenues net of any taxes or non-concession fees collected from customers on behalf of governmental authorities.

Vehicle Rental Operations

The Company derives revenue through rental activities by the operations and licensing of the Hertz, Dollar, and Thrifty brands under franchise agreements. The Company also derives revenue from other forms of rental related activities, such as sales of loss damage waivers, insurance products, fuel and fuel service charges, navigation units and other consumable items. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered to customers, the pricing is fixed or determinable and collection is reasonably assured.

Franchise fees are based on a percentage of net sales of the franchised business and are recognized as earned and when collectability is reasonably assured. Initial franchise fees are recorded as deferred income when received and are recognized as revenue when all material services and conditions related to the franchise fee have been substantially performed. Renewal franchise fees are recognized as revenue when the license agreements are effective and collectability is reasonably assured.

Revenue and expenses associated with gasoline, vehicle licensing and airport concessions are recorded on a gross basis within revenue and operating expenses.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fleet Leasing and Management Operations

Each customer contract is considered a standalone agreement and leasing revenue is recognized ratably over the contract life. Administration fees and service revenue attributable to the Company's Donlen operations, net of any fees collected from customers on behalf of third party service providers, are recognized as services are rendered and any subscription fees are recognized ratably over the subscription life.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents includes cash and cash equivalents that are not readily available for use in the Company's operating activities. Restricted cash and cash equivalents are primarily comprised of proceeds from the disposition of vehicles pledged under the terms of vehicle debt financing arrangements, cash utilized as credit enhancement under those arrangements, and certain cash accounts supporting regulatory reserve requirements related to the Company's self-insurance. These funds are primarily held in demand deposit accounts or in highly rated money market funds with investments primarily in government and corporate obligations.

Receivables

Receivables are stated net of allowances and primarily represent credit extended to vehicle manufacturers and customers that satisfy defined credit criteria. The estimate of the allowance for doubtful accounts is based on the Company's historical experience and its judgment as to the likelihood of ultimate payment. Actual receivables are written-off against the allowance for doubtful accounts when the Company determines the balance will not be collected. Estimates for future credit memos are based on historical experience and are reflected as reductions to revenue, while bad debt expense is reflected as a component of "direct vehicle and operating" in the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost and are depreciated utilizing the straight-line method over the estimated useful lives of the related assets. Useful lives are as follows:

Buildings	5 to 50 years
Furniture and fixtures	1 to 15 years
Service vehicles and equipment	1 to 13 years
Leasehold improvements	The lesser of the economic life or the lease term

The Company follows the practice of charging maintenance and repairs, including the cost of minor replacements, to maintenance expense. Costs of major replacements of units of property are capitalized to property and equipment accounts and depreciated.

Acquisitions

The Company records acquisitions resulting in the consolidation of an enterprise using the acquisition method of accounting. Under this method, the acquiring company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill. If the assets acquired, net of liabilities assumed, are greater than the purchase price paid then a bargain purchase has occurred and the Company will recognize the gain immediately in its operating results. Among other sources of relevant information, the Company may use independent appraisals and actuarial or other valuations to assist in determining the estimated fair values of the assets and liabilities. Various assumptions are used in the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determination of these estimated fair values including discount rates, market and volume growth rates, expected royalty rates, EBITDA margins and other prospective financial information. Transaction costs associated with acquisitions are expensed as incurred.

Divestitures

The Company classifies long-lived assets and liabilities to be disposed of as held for sale in the period in which they are available for immediate sale in their present condition and the sale is probable and expected to be completed within one year. The Company initially measures assets and liabilities held for sale at the lower of their carrying value or fair value less costs to sell and assesses their fair value each reporting period until disposed. When the divestiture represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results, the disposal is presented as a discontinued operation.

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

Level 3 - Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

Environmental Liabilities

The use of automobiles and other vehicles is subject to various governmental controls designed to limit environmental damage, including those caused by emissions and noise. Generally, these controls are met by the manufacturer, except in the case of occasional vehicle failure requiring repair. Liabilities for these expenditures are recorded at undiscounted amounts when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

Asset Retirement Obligations

The Company maintains a liability for asset retirement obligations. Asset retirement obligations are legal obligations to perform certain activities in connection with the retirement, disposal or abandonment of long-lived assets. The Company’s asset retirement obligations are primarily related to the removal of gasoline storage tanks and the restoration of its rental facilities. The asset retirement obligations are measured at discounted fair values at the time the liability is incurred. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset.

Foreign Currency Translation and Transactions

Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average exchange rates throughout the year. The related translation adjustments are reflected in “Accumulated other comprehensive loss” in the equity section of the accompanying consolidated balance sheets. Foreign currency exchange rate gains and losses resulting from transactions are included in the Company's operating results.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising

Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs are reflected as a component of “Selling, general and administrative” in the accompanying consolidated statements of operations and for the years ended December 31, 2016, 2015 and 2014 were $159 million, $167 million, and $196 million, respectively.

Concentration of Credit Risk

The Company's cash and cash equivalents are invested in various investment grade institutional money market accounts and bank term deposits. Deposits held at banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate such risks by spreading the risk across multiple counterparties and monitoring the risk profiles of these counterparties. In addition, the Company has credit risk from financial instruments used in hedging activities. The Company limits exposure relating to financial instruments by diversifying the financial instruments among various counterparties, which consist of major financial institutions.

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

Adoption of this guidance required the Company to reclassify $73 million of debt issuance costs from prepaid expenses and other assets to debt in its consolidated balance sheet as of December 31, 2015. Adoption of this new guidance did not impact the Company’s results of operations or cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance that will replace most existing revenue recognition guidance in U.S. GAAP. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The core principle of the guidance is that an entity should recognize revenue from customers for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The new principles-based revenue recognition model requires an entity to perform five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. Under the new guidance, performance obligations in a contract will be separately identified, which may impact the timing of recognition of the revenue allocated to each obligation. The measurement of revenue recognized may also be impacted by identification of new performance obligations and other provisions, such as collectability and variable consideration. The guidance will impact the Company’s accounting for certain contracts and its Hertz Gold Plus Rewards liability. Upon adoption, each transaction which generates Hertz Gold Plus Rewards points will result in the deferral of revenue; the associated revenue will be recognized at the time when the customer redeems the reward points. Currently the Company records an expense associated with the incremental cost of providing the rental when the reward points are earned. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new guidance may be adopted on either a full or modified retrospective basis. As originally issued, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. In July 2015, the FASB deferred the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017.

In March 2016, the FASB issued clarifying guidance on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued guidance that reduces the complexity of identifying performance obligations and clarifies the implementation guidance on licensing for intellectual property. In May 2016, the FASB issued guidance that clarifies the collectability criterion, the presentation of sales taxes, and noncash consideration, and provides additional implementation practical expedients. The Company is in the process of determining the method of adoption and assessing the overall impact of adopting this guidance on its financial position, results of operations and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued guidance that makes several changes to the manner in which financial assets and liabilities are accounted for, including, among other things, a requirement to measure most equity investments at fair value with changes in fair value recognized in net income (with the exception of investments that are consolidated or accounted for using the equity method or a fair value practicability exception), and amends certain disclosure requirements related to fair value measurements and financial assets and liabilities. This guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods using a modified retrospective transition method for most of the requirements. Based on current operations, adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Leases

In February 2016, the FASB issued guidance that replaces the existing lease guidance. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. The guidance will impact the Company's accounting for leases of the Company's rental locations, as the Company owns approximately 3% of the locations from which it operates its vehicle rental business, in addition to leases of other assets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. For lessors, the guidance modifies classification criteria and accounting for sales-type and direct financing leases and requires a lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a lessee and record a lease receivable and residual asset. This guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods using a modified retrospective transition approach. A modified retrospective transition approach is required for both lessees and lessors for existing leases at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of assessing the overall impact of adopting this guidance on its financial position, results of operations and cash flows.

Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued guidance that eliminates the requirement to apply the equity method of accounting retrospectively when significant influence over a previously held investment is obtained. Rather, the guidance requires the investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method of accounting. This guidance is effective prospectively for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this guidance is not expected to impact the Company’s financial position, results of operations or cash flows.

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued guidance that simplifies several areas of employee share-based payment accounting, including income taxes, forfeitures, minimum statutory withholding requirements, and classifications within the statement of cash flows. Most significantly, the new guidance eliminates the need to track tax “windfalls” in a separate pool within additional paid-in capital; instead, excess tax benefits and tax deficiencies will be recorded within income tax expense. This will result in the Company reclassifying excess tax benefits from additional paid-in capital to retained earnings on the balance sheet. The new guidance also gives entities the ability to elect whether to estimate forfeitures or account for them as they occur. Different adoption methods are required for the various aspects of the new guidance, including the retrospective, modified retrospective and prospective approaches, effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Adoption of the requirements within this guidance related to forfeitures, minimum statutory withholding requirements, and classifications within the statement of cash flows is not expected to have a material impact on the Company's financial condition, results of operations or cash flows. The impact of the elimination of the tax "windfalls" within this guidance is expected to result in an increase to deferred tax assets of approximately $46 million with a corresponding decrease to accumulated deficit in the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's consolidated balance sheets as of the adoption date and is not expected to impact the Company's financial position, results of operations or cash flows.

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

Tax Consequences of Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued guidance that requires the tax consequences of intra-entity asset transfers, other than intra-entity asset transfers of inventory, to be recognized when the transfers occur although the profits on the sales of the assets are eliminated in consolidation. Current guidance requires the tax effects of the transfer be recognized later when the assets are sold to a third party or otherwise disposed of. Under the new guidance, the seller's tax expense on the profit and the buyer's deferred tax benefit on the increased tax basis are recognized within the consolidated group when the transfers occur. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods using a modified retrospective transition method. The Company is in the process of assessing the potential impacts of adopting this guidance on its financial position, results of operations, and cash flows.

Interests Held Through Related Parties That Are Under Common Control

In October 2016, the FASB issued guidance that addresses implementation issues with the consolidation guidance it issued in February 2015. The guidance addresses questions on how a single decision maker should treat indirect interests held by its related parties when the decision maker and its related parties are under common control. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods and should be adopted with the related consolidation guidance issued in February 2015. Adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Restricted Cash

In November 2016, the FASB issued guidance that clarifies existing guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to include restricted cash and restricted cash equivalents in its cash and cash equivalents balances in the statement of cash flows. Under current guidance, the Company presents these transfers within the cash flows from investing section in its consolidated statements of cash flows. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

those annual periods using a retrospective transition method. The Company is in the process of assessing the overall impact of adopting this guidance on its presentation of cash flows.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Under the Tax Matters Agreement, Herc Holdings, Herc, Hertz Global and Hertz are responsible for their respective tax liabilities. The agreement provides for no compensation due to any change in a tax attribute, such as a net operating loss ("NOL").  Tax attributes are allocated between the entities based on the applicable federal or state income tax law and regulations. The Tax Matters Agreement also requires that an unqualified opinion from a nationally recognized law firm, supplemental ruling from the Internal Revenue Service, or waiver from the other party be obtained upon the occurrence or contemplated occurrence of certain events which could impact the taxability of the transaction under the U.S. federal income tax law. The Spin-Off was a reverse spin-off, as such, Herc Holdings is the successor entity to Old Hertz Holdings and Herc is the successor entity to Hertz. Herc Holdings will file a tax return for the full year of 2016 which will include activity of Old Hertz Holdings for the first half of 2016 and Herc will file a tax return for the full year of 2016 which will include activity of Hertz for the first half of 2016.  In addition, Hertz and Hertz Global will each file their own 2016 tax return that includes only their continuing operations activity for the second half of 2016.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of Discontinued Operations - Hertz Global

The following table summarizes the results of the equipment rental business and certain parent legal entities which are presented as discontinued operations. The operations that are discontinued are comprised of Old Hertz Holdings' Worldwide Equipment Rental segment as well as certain parent entities that were presented as part of corporate operations prior to the Spin-Off.

	Years Ended December 31,
(In millions)	2016	2015	2014
Total revenues	$677	$1,518	$1,571
Direct operating expenses	366	841	856
Depreciation of revenue earning equipment and lease charges, net	181	329	329
Selling, general and administrative	123	172	152
Interest expense, net(1)	17	23	31
Other (income) expense, net	(1)	(56)	(5)
Income (loss) from discontinued operations before income taxes	(9)	209	208
(Provision) benefit for taxes on discontinued operations	(8)	(51)	(76)
Net income (loss) from discontinued operations	$(17)	$158	$132
(1) In addition to interest expense directly associated with Herc Holdings, the Company allocated all interest expense associated with the Senior ABL Facility to discontinued operations as this debt was repaid in connection with the Spin-Off in accordance with requirements as disclosed in Note 7, "Debt". For the years ended December 31, 2016, 2015 and 2014, the amount allocated was $5 million, $13 million and $14 million, respectively.

The carrying amounts of the major classes of assets and liabilities of discontinued operations as of December 31, 2015 consisted of the following:

(In millions)	December 31, 2015
ASSETS
Cash and cash equivalents	$12
Restricted cash and cash equivalents	16
Receivables, net of allowance	288
Inventories, net	22
Prepaid expenses and other assets	36
Revenue earning equipment, net	2,382
Property and other equipment, net	246
Other intangible assets, net	300
Goodwill	93
Total assets of discontinued operations	$3,395
LIABILITIES
Accounts payable	$109
Accrued liabilities and other	71
Accrued taxes, net	273
Debt	64
Public liability and property damage	8
Deferred income taxes, net	709
Total liabilities of discontinued operations	$1,234

As a result of the Spin-Off, Hertz Global distributed $347 million in net assets of Herc Holdings, which has been reflected as a reduction to additional paid in capital and accumulated other comprehensive (income) loss in the accompanying consolidated balance sheet and statement of changes in equity as of December 31, 2016. Also in connection with the Spin-Off, there was a $229 million reclassification related to the resulting continuing operations presentation of tax accounts from accrued taxes, net to prepaid expenses and other assets in the accompanying consolidated balance sheets as of December 31, 2015.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of Discontinued Operations - The Hertz Corporation

The following table summarizes the results of the equipment rental business which is presented as discontinued operations. The operations of Hertz that are discontinued are comprised of the Company's former Worldwide Equipment Rental segment.

	Years Ended December 31,
(In millions)	2016	2015	2014
Total revenues	$677	$1,518	$1,571
Direct operating expenses	366	841	856
Depreciation of revenue earning equipment and lease charges, net	181	329	329
Selling, general and administrative	124	172	152
Interest expense, net(1)	13	20	24
Other (income) expense, net	(1)	(56)	(5)
Income (loss) from discontinued operations before income taxes	(6)	212	215
(Provision) benefit for taxes on discontinued operations	(9)	(51)	(79)
Net income (loss) from discontinued operations	$(15)	$161	$136
(1) In addition to interest expense directly associated with Herc Holdings, the Company allocated all interest expense associated with the Senior ABL Facility to discontinued operations as this debt was repaid in connection with the Spin-Off in accordance with requirements as disclosed in Note 7, "Debt". For the years ended December 31, 2016, 2015 and 2014, the amount allocated was $5 million, $13 million and $14 million, respectively.

The carrying amounts of the major classes of assets and liabilities of discontinued operations as of December 31, 2015 consisted of the following:

(In millions)	December 31, 2015
ASSETS
Cash and cash equivalents	$5
Restricted cash and cash equivalents	16
Receivables, net of allowance	288
Inventories, net	22
Prepaid expenses and other assets	38
Revenue earning equipment, net	2,382
Property and other equipment, net	246
Other intangible assets, net	300
Goodwill	93
Total assets of discontinued operations	$3,390
LIABILITIES
Accounts payable	$109
Accrued liabilities and other	71
Accrued taxes, net	273
Debt	64
Public liability and property damage	8
Deferred income taxes, net	775
Total liabilities of discontinued operations	$1,300

As a result of the Spin-Off, Hertz distributed $345 million in net assets of Herc, which has been reflected as a reduction to additional paid in capital and accumulated other comprehensive (income) loss in the accompanying consolidated balance sheet and statement of changes in equity as of December 31, 2016. Also in connection with the Spin-Off, there was a $229 million reclassification related to the resulting continuing operations presentation of tax accounts from accrued taxes, net to prepaid expenses and other assets in the accompanying consolidated balance sheets as of December 31, 2015.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisitions and Divestitures

Acquisitions

Equity Investment

In April 2016, the Company paid $45 million for investments in entities which are accounted for under the equity method. These investments are presented within prepaid expenses and other assets in the accompanying consolidated balance sheets.

Hertz Franchises

In February 2015, the Company acquired substantially all of the assets of certain Hertz-branded franchises, including existing vehicles and contract and concession rights, for $87 million. The franchises acquired include on airport locations in Indianapolis, South Bend and Fort Wayne, Indiana and in Memphis, Tennessee, as well as several smaller off airport locations. The acquisition was part of a strategic decision at the time to increase the number of Hertz-owned locations and capitalize on certain benefits of ownership not available under a franchise agreement.

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

Dollar and Thrifty Franchises

In August 2014, the Company acquired substantially all of the assets of certain Dollar and Thrifty franchisees including existing fleets and contract and concession rights for $62 million. The acquisition was part of a strategic decision to increase its Hertz-owned locations and capitalize on certain benefits of ownership not available to the Company under a franchise agreement.

The acquisition was accounted for utilizing the acquisition method of accounting where the purchase price of the franchises was allocated based on estimated fair values of the assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair value of the net tangible and intangible assets acquired was recorded as goodwill. The purchase price was allocated as follows:

(In millions)	U.S. Rental Car
Revenue earning vehicles	$43
Property and equipment	1
Other intangible assets	7
Goodwill	11
Total	$62

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Divestitures

CAR Inc. Investment

In 2014, the Company converted its CAR Inc. debt securities into common stock of CAR Inc. In September 2014, CAR Inc. launched its initial public offering ("IPO") on the Hong Kong stock exchange and in conjunction with the IPO, the Company purchased additional equity shares. As a result of the IPO and its additional investment, the Company owned approximately 16% of CAR Inc. and accounted for this investment under the equity method based on its ability to exercise significant influence over CAR Inc. as determined based on a variety of factors, including the Company's representation on the Board of Directors of CAR Inc. with voting rights.

During the second half of 2015, the Company sold approximately 138 million shares of CAR Inc. common stock for net proceeds of $236 million which resulted in a pre-tax gain of $133 million.

In the first quarter of 2016, the Company sold approximately 204 million shares of CAR Inc. common stock and extended its commercial agreement with CAR Inc. to 2023, in exchange for $240 million, of which $233 million was allocated to the sale of shares based on the fair value of those shares, which resulted in a pre-tax gain of $75 million. Additionally, $7 million of the proceeds were allocated to the extension of the commercial agreement which have been deferred and are being recognized over the remaining term of the commercial agreement. The sale of the shares reduced the Company's ownership interest in CAR Inc. to 1.7% and eliminated the Company's ability to exercise significant influence over CAR Inc. As a result, the Company discontinued the equity method of accounting for this investment and classifies the investment as an available for sale security.

In the fourth quarter of 2016, the Company sold approximately 32 million shares of CAR Inc. common stock for net proceeds of $34 million which resulted in a pre-tax gain of $9 million. See Note 15, "Fair Value Measurements," for the fair value of the Company's available for sale securities at December 31, 2016.

This investment is recorded in the Company's corporate operations and the Company presents this investment within prepaid expenses and other assets in the accompanying consolidated balance sheets. Any gain on the sale of shares is included in other (income) expense, net in the accompanying consolidated statements of operations.

Brazil Operations

During the fourth quarter of 2016, the Company, along with certain of its wholly owned subsidiaries, entered into a definitive stock purchase agreement ("Purchase Agreement") to sell Car Rental Systems do Brasil Locacao de Veiculos Ltd., a wholly owned subsidiary of the Company located in Brazil ("Brazil Operations"), to Localiza Fleet S.A. (“Localiza”), a corporation headquartered in Brazil. As part of the overall agreement, the Company intends to enter into certain ancillary agreements with Localiza, including co-branding in Brazil and use of the Localiza brand in other select markets, customer referrals and the exchange of technology and information, at the closing date of the Purchase Agreement and upon receiving clearance from the regulatory authority in Brazil. The proceeds from the sale are expected to be approximately $105 million, which is subject to change in accordance with the terms of the Purchase Agreement. Approximately $12 million of the proceeds will be placed into escrow to secure certain indemnification obligations as defined in the Purchase Agreement. The transaction is subject to regulatory approval and customary closing conditions. The sale is expected to close in the first half of 2017. The Brazil Operations are included in the Company's International Rental Car segment.

As a result of the pending sale, the carrying values of the assets and liabilities being sold were written down to fair value less costs to sell, which resulted in an impairment charge of $18 million based upon the estimated agreed-upon sales price and related transaction costs, which is included in other (income) expense, net, in the accompanying consolidated statement of operations for the year ended December 31, 2016. The Brazil operations are classified as held for sale in the accompanying consolidated balance sheets at December 31, 2016.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts of the major classes of assets and liabilities of the Brazil Operations are as follows:

(In millions)	December 31, 2016
ASSETS
Cash and cash equivalents	$1
Receivables, net	11
Prepaid expenses and other assets	5
Revenue earning vehicles, net	86
Property and equipment, net	1
Intangibles	1
Deferred income taxes, net	$6
Assets held for sale	$111
LIABILITIES
Accounts payable	$11
Accrued liabilities	6
Liabilities held for sale	$17

Note 5—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

	December 31,
(In millions)	2016	2015
Revenue earning vehicles	$13,287	$13,242
Less: Accumulated depreciation	(2,678)	(2,631)
	10,609	10,611
Revenue earning vehicles held for sale, net	209	135
Revenue earning vehicles, net	$10,818	$10,746

The above amounts as of December 31, 2016 exclude revenue earning vehicles of the Company's Brazil Operations which are deemed held for sale as further described in Note 4, "Acquisitions and Divestitures".

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Years Ended December 31,
(In millions)	2016	2015	2014
Depreciation of revenue earning vehicles	$2,359	$2,272	$2,449
(Gain) loss on disposal of revenue earning vehicles(a)	172	89	176
Rents paid for vehicles leased	70	72	80
Depreciation of revenue earning vehicles and lease charges, net	$2,601	$2,433	$2,705

(a)     (Gain) loss on disposal of revenue earning vehicles by segment is as follows:

	Years Ended December 31,
(In millions)	2016	2015	2014
U.S. Rental Car(i)	$177	$97	$178
International Rental Car	(5)	(8)	(2)
Total	$172	$89	$176

(i) Includes costs associated with the Company's U.S. vehicle sales operations of $109 million, $105 million and $32 million for the years ended December 31, 2016, 2015 and 2014, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the vehicles. The impact of depreciation rate changes is as follows:

Increase (decrease)	Years Ended December 31,
(In millions)	2016	2015	2014
U.S. Rental Car	$141	$101	$167
International Rental Car	4	(1)	(3)
Total	$145	$100	$164

Note 6—Goodwill and Other Intangible Assets

Goodwill

At October 1, 2016, the Company performed its annual goodwill impairment analysis using the income approach, a measurement using level 3 inputs under the GAAP fair value hierarchy, and determined that an impairment existed related to the International Rental Car segment and recorded a charge of $172 million. The impairment was largely due to declines in revenue and profitability projections associated with the vehicle rental operations in Europe, coupled with an increased weighted average cost of capital. In 2015, the Company's annual goodwill impairment analysis determined that no impairment existed.

The following summarizes the changes in the Company's goodwill, by segment:

(In millions)	U.S. Rental Car	International Rental Car	All Other Operations	Total
Balance as of January 1, 2016
Goodwill	$1,028	$244	$35	$1,307
Accumulated impairment losses	—	(46)	—	(46)
	1,028	198	35	1,261
Impairment losses during the period	—	(172)	—	(172)
Other changes during the period(a)	—	(7)	(1)	(8)
	—	(179)	(1)	(180)
Balance as of December 31, 2016
Goodwill	1,028	237	34	1,299
Accumulated impairment losses	—	(218)	—	(218)
	$1,028	$19	$34	$1,081

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	U.S. Rental Car	International Rental Car	All Other Operations	Total
Balance as of January 1, 2015
Goodwill	$1,025	$248	$35	$1,308
Accumulated impairment losses	—	(46)	—	(46)
	1,025	202	35	1,262
Goodwill acquired during the period	3	—	—	3
Other changes during the period(a)	—	(4)	—	(4)
	3	(4)	—	(1)

Balance as of December 31, 2015
Goodwill	1,028	244	35	1,307
Accumulated impairment losses	—	(46)	—	(46)
	$1,028	$198	$35	$1,261

(a)	The change in the International Rental Car segment and All Other Operations segment primarily consists of foreign currency exchange rate adjustments.

Other Intangible Assets

At October 1, 2016, the Company performed its annual impairment analysis of its indefinite-lived intangible assets using the relief from royalty method, a measurement using level 3 inputs under the GAAP fair value hierarchy, and concluded that there was an impairment of the Dollar Thrifty tradename in the U.S. Rental Car segment and recorded a charge of $120 million. The impairment was largely due to a decrease in long-term revenue projections, along with an increased weighted average cost of capital.

Other intangible assets, net, consisted of the following major classes:

	December 31, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$333	$(292)	$41
Concession rights	408	(188)	220
Technology-related intangibles(a)	294	(168)	126
Other(b)	82	(59)	23
Total	1,117	(707)	410
Indefinite-lived intangible assets:
Tradename	2,900	—	2,900
Other(c)	22	—	22
Total	2,922	—	2,922
Total other intangible assets, net	$4,039	$(707)	$3,332

In 2015, the Company's annual impairment analysis of its indefinite-lived intangible assets using the relief from royalty method determined that no impairment existed. Subsequent to conducting the annual test, the Company determined that an international tradename associated with the Company's former equipment rental business was impaired and recorded a charge of $40 million. The impairment was largely due to decisions made by management in the fourth quarter of 2015 regarding the business transition plan associated with the former equipment rental business in connection with the Spin-off and the inability of future use of its related international tradename in Canada.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, the Company determined that the international tradename’s adjusted fair value of $4 million should be amortized over its remaining life through the planned date of the Spin-off, and reclassified it to a finite-lived intangible asset.

	December 31, 2015
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$333	$(283)	$50
Concession rights	411	(144)	267
Technology-related intangibles(a)	283	(151)	132
Other(b)	81	(50)	31
Total	1,108	(628)	480
Indefinite-lived intangible assets:
Tradename	3,020	—	3,020
Other(c)	22	—	22
Total	3,042	—	3,042
Total other intangible assets, net	$4,150	$(628)	$3,522
(a) Technology-related intangibles include software not yet placed into service.
(b) Other amortizable intangible assets primarily include the Donlen tradename and non-compete agreements.
(c) Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

Amortization of other intangible assets for the years ended December 31, 2016, 2015 and 2014 was $98 million, $118 million and $120 million, respectively. Based on its amortizable intangible assets as of December 31, 2016, the Company expects amortization expense to be approximately $92 million in 2017, $83 million in 2018, $72 million in 2019, $67 million in 2020, $58 million in 2021 and $38 million thereafter.

Note 7—Debt

As discussed in Note 3, "Discontinued Operations," on June 30, 2016, the Company completed a Spin-Off of the equipment rental business. Amounts presented herein relate to the debt associated with the continuing operations.

The table below reflects the Company's debt, including its available credit facilities, as of December 31, 2016 (in millions). Subsequently, the Company entered into several amendments thereby extending the maturities of certain debt obligations as further described later in this footnote.

Facility	Weighted Average Interest Rate at December 31, 2016	Fixed or Floating Interest Rate	Maturity	December 31, 2016	December 31, 2015
Non-Vehicle Debt
Senior Term Loan	3.50%	Floating	6/2023	$697	$—
Senior RCF	N/A	Floating	6/2021	—	—
Senior Term Facility	N/A	N/A	N/A	—	2,062
Senior ABL Facility	N/A	N/A	N/A	—	—
Senior Notes(1)	6.07%	Fixed	4/2018–10/2024	3,200	3,900
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	2.03%	Fixed	Various	10	2
Unamortized Debt Issuance Costs and Net (Discount) Premium				(39)	(44)
Total Non-Vehicle Debt				3,895	5,947

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility	Weighted Average Interest Rate at December 31, 2016	Fixed or Floating Interest Rate	Maturity	December 31, 2016	December 31, 2015
Vehicle Debt
HVF U.S. Vehicle Medium Term Notes
HVF Series 2010-1(2)	4.96%	Fixed	2/2018	115	240
HVF Series 2011-1(2)	3.51%	Fixed	3/2017	115	230
HVF Series 2013-1(2)	1.91%	Fixed	8/2018	625	950
				855	1,420
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	1.68%	Floating	10/2017	1,844	980
HVF II Series 2013-B(2)	1.74%	Floating	10/2017	626	1,308
HVF II Series 2014-A	N/A	N/A	N/A	—	1,737
				2,470	4,025
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-2(2)	2.30%	Fixed	9/2018	250	250
HVF II Series 2015-3(2)	2.96%	Fixed	9/2020	350	350
HVF II Series 2016-1(2)	2.72%	Fixed	3/2019	439	—
HVF II Series 2016-2(2)	3.25%	Fixed	3/2021	561	—
HVF II Series 2016-3(2)	2.56%	Fixed	7/2019	400	—
HVF II Series 2016-4(2)	2.91%	Fixed	7/2021	400	—
				3,180	1,380
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	1.77%	Floating	9/2018	410	370
				410	370
HFLF Medium Term Notes
HFLF Series 2013-3(5)	1.55%	Floating	1/2017–5/2017	96	270
HFLF Series 2014-1(5)	1.32%	Floating	1/2017–12/2017	148	288
HFLF Series 2015-1(5)	1.31%	Floating	1/2017–11/2019	248	295
HFLF Series 2016-1(5)	1.92%	Floating	6/2017–4/2019	385	—
				877	853
Other Vehicle Debt
U.S. Vehicle RCF(3)	3.11%	Floating	6/2021	193	—
U.S. Vehicle Financing Facility	N/A	N/A	N/A	—	190
European Revolving Credit Facility	2.38%	Floating	10/2017	147	273
European Vehicle Notes(4)	4.29%	Fixed	1/2019–10/2021	677	464
European Securitization(2)	1.55%	Floating	10/2018	312	267
Canadian Securitization(2)	1.92%	Floating	1/2018	162	148
Australian Securitization(2)	3.14%	Floating	7/2018	117	98
Brazilian Vehicle Financing Facility	N/A	N/A	N/A	—	7
New Zealand RCF	4.31%	Floating	9/2018	41	—
Capitalized Leases	2.50%	Floating	1/2017–9/2020	244	362
				1,893	1,809

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility	Weighted Average Interest Rate at December 31, 2016	Fixed or Floating Interest Rate	Maturity	December 31, 2016	December 31, 2015
Unamortized Debt Issuance Costs and Net (Discount) Premium				(39)	(34)
Total Vehicle Debt				9,646	9,823
Total Debt				$13,541	$15,770
N/A - Not Applicable

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth on the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	December 31, 2016	December 31, 2015
4.25% Senior Notes due April 2018	$250	$250
7.50% Senior Notes due October 2018	—	700
6.75% Senior Notes due April 2019	450	1,250
5.875% Senior Notes due October 2020	700	700
7.375% Senior Notes due January 2021	500	500
6.25% Senior Notes due October 2022	500	500
5.50% Senior Notes due October 2024	800	—
	$3,200	$3,900

(2)
Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness expect the relevant indebtedness to be repaid. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable.

(3)	Approximately $67 million of the aggregate maximum borrowing capacity under the U.S. Vehicle RCF is scheduled to expire in January 2018.

(4)
References to the "European Vehicle Notes" include the series of HHN BV's (as defined below) unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.04 to 1) set forth on the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicles Notes	December 31, 2016	December 31, 2015
4.375% Senior Notes due January 2019	$443	$464
4.125% Senior Notes due October 2021	234	—
	$677	$464

(5)
In the case of the HFLF Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. The initial maturity date referenced for each series of HFLF Medium Term Notes represents the end of the revolving period for such series, at which time the related notes begin to amortize monthly by an amount equal to the lease collections payable to that series. To the extent the revolving period already has ended, the initial maturity date reflected is January 2017. The second maturity date referenced for each series of HFLF Medium Term Notes represents the date by which Hertz and the investors in the related series expect such series of notes to be repaid in full, which is based upon various assumptions made at the time of pricing of such notes, including the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases.  Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date”. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight line amortization of the related notes from the initial maturity date through the expected final maturity date.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Vehicle Debt

Senior Credit Facilities

In June 2016, in connection with the Spin-Off, the Senior Term Facility and the Senior ABL Facility were repaid in full and terminated.

Senior Facilities

Also in connection with the Spin-Off, Hertz entered into a credit agreement with respect to a new senior secured term facility (the “Senior Term Loan”) with a $700 million initial principal balance and a $1.7 billion senior secured revolving credit facility (the “Senior RCF” and, together with the Senior Term Loan, the “Senior Facilities”) with a portion of the Senior RCF available for the issuance of letters of credit and the issuance of swing line loans.

The interest rate applicable to the Senior Term Loan is based on a floating rate (subject to a LIBOR floor of 0.75%) that varies depending on Hertz’s consolidated total net corporate leverage ratio. The interest rates applicable to the Senior RCF are based on a floating rate that varies depending on Hertz’s consolidated total net corporate leverage ratio and corporate ratings.

In February 2017, certain terms of the credit agreement governing Senior Facilities were amended with the consent of the required lenders under the Senior RCF and such credit agreement. The amendment, among other things, (i) amends the terms of the financial maintenance covenant for the Senior RCF to test, when applicable, Hertz’s consolidated first lien net leverage ratio in lieu of Hertz’s consolidated total net corporate leverage ratio, (ii) provides that Hertz shall not make dividends and certain restricted payments until a leverage ratio test is satisfied, (iii) adds a new covenant restricting the incurrence of certain corporate indebtedness, (iv) caps the amount of unrestricted cash that may be netted for purposes of calculating the consolidated first lien net leverage ratio at $500 million unless a specified consolidated total gross corporate leverage ratio is met for a specified period (as further described later in this footnote under "Covenant Compliance") and (v) amends certain financial definitions relating to the foregoing.

Senior Notes

In July 2016, Hertz redeemed all $700 million of its 7.50% Senior Notes due 2018.

In September 2016, Hertz issued $800 million in aggregate principal amount of 5.50% Senior Notes due 2024. The proceeds of this issuance, together with available cash, were used in October 2016 to redeem $800 million of the 6.75% Senior Notes due 2019.

Hertz's obligations under the indentures for the Senior Notes are guaranteed by each of its direct and indirect U.S. subsidiaries that are guarantors under the Senior Facilities. The guarantees of all of the Subsidiary Guarantors may be released to the extent such subsidiaries no longer guarantee the Company's Senior Facilities in the U.S.

Vehicle Debt

The governing documents of certain of the vehicle debt financing arrangements specified below contain covenants that, among other things, significantly limit or restrict (or upon certain circumstances may significantly restrict or prohibit) the ability of the borrowers/issuers, and the guarantors if applicable, to make certain restricted payments (including paying dividends, redeeming stock, making other distributions, loans or advances) to Hertz Holdings and Hertz, whether directly or indirectly. To the extent applicable, aggregate maximum borrowings are subject to borrowing base availability. There is subordination within certain series of vehicle debt based on class. Proceeds from the issuance of vehicle debt is typically used to acquire or refinance vehicles or to repay portions of outstanding principal amounts of vehicle debt with an earlier maturity.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HVF U.S. Vehicle Medium Term Notes

References to the “HVF U.S. Vehicle Medium Term Notes” include HVF's Series 2010-1 Notes, Series 2011-1 Notes and Series 2013-1 Notes, collectively.

HVF Series 2010-1 Notes: In July 2010, HVF issued the Series 2010-1 Rental Car Asset Backed Notes (the "HVF Series 2010-1 Notes") in an aggregate original principal amount of $750 million.

HVF Series 2011-1 Notes: In June 2011, HVF issued the Series 2011-1 Rental Car Asset Backed Notes (the "HVF Series 2011-1 Notes") in an aggregate original principal amount of $598 million.

HVF Series 2013-1 Notes: In January 2013, HVF issued $950 million in an aggregate original principal amount of three year and five year Series 2013-1 Rental Car Backed Notes, Class A and Class B (collectively, the "HVF Series 2013-1 Notes").

HVF II U.S. ABS Program

In November 2013, Hertz established a securitization platform, the HVF II U.S. ABS Program, designed to facilitate its financing activities relating to the vehicles used by Hertz in the U.S. daily vehicle rental operations of its Hertz, Dollar, and Thrifty brands. Hertz Vehicle Financing II LP, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz ("HVF II") is the issuer under the HVF II U.S. ABS Program. HVF II has entered into a base indenture that permits it to issue term and revolving rental vehicle asset-backed securities, secured by one or more shared or segregated collateral pools consisting primarily of portions of the rental vehicles used in its U.S. vehicle rental operations and contractual rights related to such vehicles that have been allocated as the ultimate indirect collateral for HVF II's financings.

The assets of HVF II and HVF II GP Corp. are owned by HVF II and HVF II GP Corp., respectively, and are not available to satisfy the claims of Hertz’s general creditors.

References to the “HVF II U.S. ABS Program” include HVF II’s U.S. Vehicle Variable Funding Notes and HVF II's U.S. Vehicle Medium Term Notes.

HVF II U.S. Vehicle Variable Funding Notes

References to the “HVF II U.S. Vehicle Variable Funding Notes” include the HVF II Series 2013-A Notes, the HVF II Series 2013-B Notes and the HVF II Series 2014-A Notes.

In June 2016, HVF II terminated $20 million of commitments under the HVF II Series 2013-B Notes and transitioned approximately $500 million of commitments available under the HVF II Series 2013-B Notes to the HVF II Series 2013-A Notes.
In August 2016, the HVF II Series 2014-A Notes were repaid in full and terminated.
At December 31, 2016, the aggregate maximum principal amount of the HVF II Series 2013-A Class A Notes was $2.2 billion, the aggregate maximum principal amount of the HVF II Series 2013-B Class A Notes was $1.0 billion, the aggregate maximum principal amount of the HVF II Series 2013-A Class B Notes was $35 million and the aggregate maximum principal amount of the HVF II Series 2013-B Class B Notes was $40 million.
In February 2017, HVF II entered into various amendment agreements pursuant to which certain terms of the HVF II Series 2013-A Notes and the HVF II Series 2013-B Notes were amended. The amendments, among other things, extended the maturities of $3.2 billion aggregate maximum principal amount available under the HVF II Series 2013-A Notes and the HVF II Series 2013-B Notes from October 2017 to January 2019.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HVF II U.S. Vehicle Medium Term Notes

References to the “HVF II U.S. Vehicle Medium Term Notes” include the HVF II Series 2015-1 Notes, the HVF II Series 2015-2 Notes, HVF II Series 2015-3 Notes, HVF II Series 2016-1 Notes, HVF II Series 2016-2 Notes, HVF II Series 2016-3 Notes and the HVF II Series 2016-4 Notes.

HVF II Series 2015-1 Notes: In April 2015, HVF II issued the Series 2015-1 Rental Car Asset-Backed Notes, Class A, Class B, and Class C (collectively, the “HVF II Series 2015-1 Notes”) in an aggregate principal amount of $780 million. The HVF II Series 2015-1 Notes are comprised of $622 million aggregate principal amount of 2.73% Rental Car Asset-Backed Notes, Class A, $119 million aggregate principal amount of 3.52% Rental Car Asset-Backed Notes, Class B, and $39 million aggregate principal amount of 4.35% Rental Car Asset-Backed Notes, Class C.

HVF II Series 2015-2 Notes and HVF II Series 2015-3 Notes: In October 2015, HVF II issued the Series 2015-2 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2015-2 Notes”) and Series 2015-3 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2015-3 Notes”) in an aggregate principal amount of $636 million. An affiliate of HVF II purchased the Class D Notes of each such series, and as a result approximately $36 million of the aggregate principal amount is eliminated in consolidation.

HVF II Series 2016-1 Notes and HVF II Series 2016-2 Notes: In February 2016, HVF II issued the Series 2016-1 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2016-1 Notes”) and Series 2016-2 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2016-2 Notes”) in an aggregate principal amount of approximately $1.1 billion. An affiliate of HVF II purchased the Class D Notes of each such series, and as a result approximately $61 million of the aggregate principal amount is eliminated in consolidation.

HVF II Series 2016-3 Notes and HVF II Series 2016-4 Notes: In June 2016, HVF II issued the Series 2016-3 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the "HVF II Series 2016-3 Notes") and Series 2016-4 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the "HVF II Series 2016-4 Notes") in an aggregate principal amount of approximately $848 million. An affiliate of HVF II purchased the Class D Notes of each such series, and as a result approximately $48 million of the aggregate principal amount is eliminated in consolidation.

Donlen ABS Program

Hertz Vehicle Lease Funding LP, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Donlen ("HFLF") is the issuer under the Donlen U.S. ABS Program. HFLF has entered into a base indenture that permits it to issue term and revolving vehicle lease asset-backed securities. Donlen utilizes the HFLF securitization platform to finance its U.S. vehicle leasing operations. The notes issued by HFLF are ultimately backed by a special unit of beneficial interest in a pool of leases and the related vehicles.

References to the “Donlen ABS Program” include HFLF’s Variable Funding Notes together with HFLF’s Medium Term Notes.

HFLF Variable Funding Notes

HFLF Series 2013-2 Notes: In connection with the establishment of the HFLF financing platform, in September 2013, HFLF executed a committed financing arrangement with an aggregate maximum principal amount of $500 million as upsized (the “HFLF Series 2013-2 Notes”).

HFLF Medium Term Notes

References to the “HFLF Medium Term Notes” include HFLF’s Series 2013-3 Notes, HFLF's Series 2014-1 Notes, HFLF's Series 2015-1 Notes, and HFLF's Series 2016-1 Notes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HFLF Series 2013-3 Notes: In November 2013, HFLF issued $500 million in aggregate principal amount of Series 2013-3 Floating Rate Asset-Backed Notes, Class A, Class B, Class C and Class D (collectively, the "HFLF Series 2013-3 Notes"). The HFLF Series 2013-3 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR.

HFLF Series 2014-1 Notes: In March 2014, HFLF issued $400 million in aggregate principal amount of Series 2014-1 Floating Rate Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the "HFLF Series 2014-1 Notes"). The HFLF Series 2014-1 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR.

HFLF Series 2015-1 Notes: In June 2015, HFLF issued $300 million in aggregate principal amount of Series 2015-1 Floating Rate Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the “HFLF Series 2015-1 Notes”). The HFLF Series 2015-1 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR. An affiliate of HFLF owns a portion of the obligation related to the Class E Notes as of December 31, 2016, and as a result approximately $5 million of the aggregate principal amount is eliminated in consolidation.

HFLF Series 2016-1 Notes: In April 2016, HFLF issued the Series 2016-1 Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the “HFLF Series 2016-1 Notes”) in an aggregate principal amount of $400 million. The HFLF Series 2016-1 Notes (other than the Class A-2 Notes which are fixed rate) are floating rate and carry an interest rate based upon a spread to one-month LIBOR. An affiliate of HFLF purchased the Class E Notes, and as a result approximately $15 million of the aggregate principal amount is eliminated in consolidation.

Vehicle Debt-Other

U.S. Vehicle Revolving Credit Facility

In June 2016, in connection with the Spin-Off, Hertz executed a U.S. Vehicle Revolving Credit Facility of $200 million (the “U.S. Vehicle RCF”). Eligible vehicle collateral for the U.S. Vehicle RCF includes retail vehicle sales inventory, certain vehicles in Hawaii and Kansas and other vehicles owned by certain of the Company’s U.S. operating companies.

U.S. Vehicle Financing Facility

In June 2016, in anticipation of the Spin-Off, Hertz and Puerto Ricancars, Inc., a Puerto Rican corporation and wholly-owned indirect subsidiary of Hertz ("PR Cars"), terminated the asset-based revolving credit facility (the "U.S. Vehicle Financing Facility") that was the primary vehicle financing for vehicle rental operations in Hawaii, Kansas, Puerto Rico and the U.S. Virgin Islands. Most vehicles that, prior to the Spin-Off, would have been financed under the U.S. Vehicle Financing Facility will be financed under the U.S. Vehicle RCF or the HVF II U.S. ABS Program going forward, as applicable.

European Vehicle Debt

References to the “European Vehicle Debt” include HHN BV's European Revolving Credit Facility and the European Vehicle Notes, collectively. The European Vehicle Debt is the primary vehicle financing for the Company's vehicle rental operations in Germany, Italy, Spain, Belgium and Luxembourg and finances a portion of its assets in the United Kingdom, France and The Netherlands, and may be expanded to provide vehicle financing in Australia, Canada, France, The Netherlands and Switzerland. The agreements governing the European Vehicle Debt contain covenants that apply to the Hertz credit group similar to those for the Senior Notes. The terms of the European Vehicle Debt permit HHN BV to incur additional indebtedness that would be pari passu with either the European Revolving Credit Facility or the European Vehicle Notes.

European Revolving Credit Facility

In June 2016, Hertz Holdings Netherlands B.V., an indirect wholly-owned subsidiary of Hertz organized under the laws of The Netherlands (“HHN BV”), amended its credit agreement ("European Revolving Credit Facility") to provide for aggregate maximum borrowings of up to €340 million during the peak season, for a seasonal commitment period into

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 2016. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the European Revolving Credit Facility reverted to up to €250 million.

In February 2017, HHN BV amended the European Revolving Credit Facility to extend the maturity of €235 million of the aggregate maximum borrowings available from October 2017 to January 2019.

European Vehicle Notes

In November 2013, HHN BV issued the 4.375% Senior Notes due January 2019 in an aggregate original principal amount of €425 million.

In September 2016, HHN BV issued 4.125% Senior Notes due October 2021 in an aggregate original principal amount of €225 million.

European Securitization

In July 2010, certain of the Company's foreign subsidiaries entered into a facility agreement that provides for aggregate maximum borrowings of €460 million, as subsequently amended, on a revolving basis under an asset-backed securitization facility (the “European Securitization”) The European Securitization is the primary vehicle financing for its vehicle rental operations in France and The Netherlands. The lenders under the European Securitization have been granted a security interest primarily in the owned rental vehicles used in its vehicle rental operations in France and The Netherlands and certain contractual rights related to such vehicles.

Canadian Securitizations

In September 2015, Hertz established a new securitization platform, the “Canadian Securitization”, designed to facilitate its financing activities relating to the vehicles used by Hertz in the Canadian daily vehicle rental operations of its Hertz, Dollar, and Thrifty brands. The lenders under the Canadian Securitization have been granted a security interest primarily in the owned rental vehicles used in the Company's vehicle rental operations in Canada and certain contractual rights related to such vehicles as well as certain other assets owned by the Hertz entities connected to the financing. TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, or “Funding LP,” is the issuer under the Canadian Securitization. In connection with the establishment of the Canadian Securitization, Funding LP issued the Series 2015-A Variable Funding Rental Car Asset Backed Notes (the “Funding LP Series 2015-A Notes”) that provide for aggregate maximum borrowings of CAD$350 million on a revolving basis.

In February 2017, Funding LP amended the Canadian Securitization to extend the maturity of CAD$350 million aggregate maximum borrowings available from January 2018 to January 2019.

Australian Securitization

In November 2010, HA Fleet Pty Limited, an indirect wholly-owned subsidiary of Hertz entered into a facility agreement that provides for aggregate maximum borrowings of AUD$250 million on a revolving basis under an asset-backed securitization facility (the “Australian Securitization”). The Australian Securitization is the primary fleet financing for Hertz's vehicle rental operations in Australia. The lender under the Australian Securitization has been granted a security interest primarily in the owned rental vehicles used in its vehicle rental operations in Australia and certain contractual rights related to such vehicles.

Brazilian Vehicle Financing Facility

In October 2016, the Brazilian Vehicle Financing Facility was repaid in full and terminated.

New Zealand Revolving Credit Facility

In September 2016, Hertz New Zealand Holdings Limited, an indirect wholly-owned subsidiary of Hertz, entered into a credit agreement that provides for aggregate maximum borrowings of NZD$60 million on a revolving basis under an

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asset-based revolving credit facility (the “New Zealand RCF”). The New Zealand RCF is the primary vehicle financing facility for its vehicle rental operations in New Zealand.

Capitalized Leases-U.K. Leveraged Financing

References to the “Capitalized Leases” include the capitalized lease financings outstanding in the United Kingdom (the “U.K. Leveraged Financing”), Australia, The Netherlands and the U.S. The amount committed under the U.K. Leveraged Financing is the largest portion of the Capitalized Leases.

In June 2016, the U.K. Leveraged Financing was amended to provide for aggregate maximum leasing capacity (subject to asset availability) of up to £300 million during the peak season, for a seasonal commitment period into October 2016. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the U.K Leveraged Financing reverted to up to £250 million.

In February 2017, the U.K. Leveraged Financing was amended to extend the maturity of £250 million aggregate maximum borrowings available from October 2017 to January 2019.

Loss on Extinguishment of Debt

The Company incurred losses associated with the early redemptions and terminations described above. Losses on extinguishment of debt are presented in vehicle and non-vehicle interest expense, net, as applicable in the accompanying statements of operations. The following table reflects the amount of losses for each respective redemption/termination:

Redemption/Termination (In millions)	Year Ended December 31, 2016
Non-Vehicle Debt:
Senior Term Facilities	$15
7.50% Senior Notes due October 2018	18
6.75% Senior Notes due April 2019	16
Total Non-Vehicle	49
Vehicle Debt:
HVF II Series 2014-A	6
Total Vehicle	6
Total Loss on Extinguishment of Debt	$55

There were no losses on extinguishment of debt for the year ended December 31, 2015 and the amount in 2014 was $1 million.

Maturities

At December 31, 2016, prior to giving effect to the February 2017 amendments to certain facilities, the nominal amounts of maturities of debt for each of the years ending December 31 are as follows:

(In millions)	2017	2018	2019	2020	2021	After 2021
Non-Vehicle Debt	$8	$266	$457	$707	$507	$1,989
Vehicle Debt	3,424	2,018	1,672	1,248	1,323	—
Total	$3,432	$2,284	$2,129	$1,955	$1,830	$1,989

The Company is highly leveraged and a substantial portion of its liquidity needs arise from debt service on its indebtedness and from the funding of its costs of operations, acquisitions and capital expenditures. The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse impact on its operations resulting from adverse financial market conditions. At December 31,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016 there was approximately $3.4 billion of vehicle debt maturing in 2017. Prior to the February 2017 amendments, the Senior RCF contained a financial maintenance covenant that tested Hertz’s consolidated total net corporate leverage ratio, as defined in the pre-amended Senior RCF Credit Agreement, as of the last day of each fiscal quarter commencing September 30, 2016. With the maximum ratio under such consolidated net corporate leverage ratio test decreasing from a maximum of 5.25 to 1.00 for the quarter ending September 30, 2016 to 4.75 to 1.00 for the quarters ending December 31, 2016 and March 31, 2017, in February 2017, Hertz amended the Senior RCF and certain vehicle debt agreements to replace the consolidated total net corporate leverage ratio test with a consolidated first lien net leverage ratio test and extend the maturities of certain vehicle debt. Such amendments and extensions reduced the risk of a financial maintenance covenant default under the Senior RCF in the future. The following table reflects the nominal amounts of maturities of debt for each of the years ending December 31, as adjusted to reflect the impact of the February 2017 amendments:

(In millions)	2017		2018	2019	2020	2021	After 2021
Non-Vehicle Debt	$8		$266	$457	$707	$507	$1,989
Vehicle Debt	809	(a)	1,856	4,449	1,248	1,323	—
Total	$817		$2,122	$4,906	$1,955	$1,830	$1,989
(a) Approximately $156 million of the vehicle debt maturing in 2017 is comprised of capitalized leases financed under the U.K. Leveraged Financing that matures in January 2019.

Subsequent to the February 2017 amendments, approximately $809 million of vehicle debt will mature in 2017. The Company has reviewed the vehicle debt that will mature in 2017 and determined that it is probable that the Company will be able, and has the intent, to refinance these maturities. If the Company were not able to refinance these maturities, it has available liquidity sufficient to repay them at the maturity date. Information regarding the financial maintenance covenants under the Senior RCF, as amended, is disclosed in the "Covenant Compliance" section that follows herein.

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

The Company refers to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the respective facility (i.e., with respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, the amount of debt the Company could borrow assuming it possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under such facility. With respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, the Company refers to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt that can be borrowed given the collateral possessed at such time). With respect to the Senior RCF, "Availability Under Borrowing Base Limitation" is the same as "Remaining Capacity" since borrowings under the Senior RCF are not subject to a borrowing base.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following facilities were available to the Company as of December 31, 2016, and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$1,130	$1,130
Total Non-Vehicle Debt	1,130	1,130
Vehicle Debt
U.S. Vehicle RCF	—	—
HVF II U.S. Vehicle Variable Funding Notes	780	—
HFLF Variable Funding Notes	90	—
U.S. Vehicle Financing Facility	7	5
European Revolving Credit Facility	115	—
European Securitization	167	—
Canadian Securitization	96	10
Australian Securitization	62	—
Capitalized Leases	94	—
New Zealand RCF	—	—
Total Vehicle Debt	1,411	15
Total	$2,541	$1,145

Letters of Credit

As of December 31, 2016, there were outstanding standby letters of credit totaling $582 million. Such letters of credit have been issued primarily to support the Company's vehicle rental concessions and leaseholds and its insurance programs as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount, $570 million was issued under the Senior RCF, which has a $1.0 billion letter of credit sublimit, resulting in $430 million of availability under such sublimit. As of December 31, 2016, none of these letters of credit have been drawn upon.

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

These special purpose entities are consolidated variable interest entities, of which the Company is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of December 31, 2016 and 2015, its International Vehicle Financing No. 1 B.V., International Vehicle Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets of $454 million and $418 million, respectively, primarily comprised of loans receivable and revenue earning vehicles, and total liabilities of $454 million and $418 million, respectively, primarily comprised of debt.

Covenant Compliance

Hertz and its subsidiaries are referred to as the Hertz credit group. The indentures for the Senior Notes contain covenants that, among other things, limit or restrict the ability of the Hertz credit group to incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions to parent entities of Hertz and other persons outside of the Hertz credit

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

group), make investments, create liens, transfer or sell assets, merge or consolidate, and enter into certain transactions with Hertz's affiliates that are not members of the Hertz credit group.

Certain of the Company's other debt instruments and credit facilities (including the Senior Facilities) contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, share repurchases or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures, or engage in certain transactions with certain affiliates. The Senior RCF contains a financial maintenance covenant that is only applicable to the Senior RCF. This financial covenant and related components of its computation are defined in the credit agreement related to the Senior RCF.

The credit agreement governing our Senior Facilities requires us upon a change of control, as defined therein, to make an offer to repay in full all amounts outstanding thereunder upon such a change of control. Our failure to make such an offer would result in an event of default thereunder. In addition, the indentures governing our Senior Notes require us upon a change of control, as defined therein, to make an offer to repurchase all of such outstanding Senior Notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. If we failed to repurchase the Senior Notes, we would be in default under the related indenture. Certain of our other indebtedness also could result in defaults and/or amortization events upon the occurrence of certain change of control events, as defined therein.

As disclosed above, in February 2017, Hertz amended the terms of the financial maintenance covenant for the Senior RCF to test, when applicable, Hertz’s consolidated first lien net leverage ratio. Prior to such amendment, the financial maintenance covenant that had been in effect since June 30, 2016 tested Hertz’s consolidated total net corporate leverage ratio, as previously defined in the Senior RCF Credit Agreement. The amended financial covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the Senior RCF Credit Agreement, as of the last day of any fiscal quarter (the "Covenant Leverage Ratio"), commencing with December 31, 2016, may not exceed the ratios indicated below:

Fiscal Quarter(s) Ending	Maximum Ratio
December 31, 2016	3.00	to	1.00
March 31, 2017	3.25	to	1.00
June 30, 2017	3.25	to	1.00
September 30, 2017	3.25	to	1.00
December 31, 2017 and each March 31, June 30, September 30 and December 31 ending thereafter	3.00	to	1.00

Cash Restrictions

Certain amounts of cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under the Vehicle Debt facilities and the LKE Program. As of December 31, 2016 and December 31, 2015, the portion of total restricted cash and cash equivalents that was associated with the Vehicle Debt facilities was $235 million and $289 million, respectively. Restricted cash balances fluctuate based on the timing of purchases and sales of revenue earning vehicles and could also be impacted by the occurrence of an amortization event.

Accrued Interest

As of December 31, 2016 and 2015, accrued interest was $76 million and $82 million, respectively, which is reflected in the accompanying consolidated balance sheets in “Accrued liabilities.”

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Net Assets

As a result of the contractual restrictions on Hertz's or its subsidiaries' ability to pay dividends (directly or indirectly) under various terms of its debt, as of December 31, 2016, the restricted net assets of the subsidiaries of Hertz and Hertz Global exceed 25% of their total consolidated net assets, respectively.

Note 8—Employee Retirement Benefits

The Company sponsors multiple domestic and international employee benefit plans. Benefits are based upon years of service and compensation.

The Hertz Corporation Account Balance Defined Benefit Pension Plan (the “Hertz Retirement Plan”) is a U.S. cash balance plan. The Hertz Retirement Plan was amended in 2014 to permanently discontinue future benefit accruals and participation under the plan for non-union employees. Some of the Company’s international subsidiaries have defined benefit retirement plans or participate in various insured or multiemployer plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans. The Company's benefit plans are generally funded, except for certain nonqualified U.S. defined benefit plans and in Germany and France, where unfunded liabilities are recorded. The Company also sponsors defined contribution plans for certain eligible U.S. and non-U.S. employees, where contributions are matched based on specific guidelines in the plans.

The Company also sponsors postretirement health care and life insurance benefits for a limited number of employees with hire dates prior to January 1, 1990.

Employee Matters Agreement

As described in Note 3, "Discontinued Operations," Hertz Global and Herc Holdings entered into the “Employee Matters Agreement” to allocate liabilities and responsibilities relating to employment matters, employee compensation, benefit plans and programs and other related matters in connection with the Spin-Off. The Employee Matters Agreement governs the Company's and Herc Holdings’ obligations with respect to such matters for current and former employees of the vehicle rental business and the equipment rental business. The Employee Matters Agreement specifies the method by which the pension plans are split in connection with the Spin-Off. Pension liabilities and an associated asset allocation related to employees of the equipment rental business will be transferred to a new plan.

On June 30, 2016, in connection with the Spin-Off and transfer of assets and liabilities from combined U.S. pension and other post-retirement benefit plans to newly created Herc Holdings' plans, the Company remeasured pension and other post-retirement liabilities and assets for several of its U.S. plans. The remeasurement resulted in an increase to the Company's continuing operations net pension liability of $23 million compared to the net pension liability as of December 31, 2015. The significant weighted-average assumptions used at the June 30, 2016 measurement date were as follows.

Discount rate	3.5%
Expected rate of return on plan assets	7.2%
Average salary increase	4.3%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan and other U.S. based retirement plans, other postretirement benefit plans including health care and life insurance plans covering domestic (“U.S.”) employees and the retirement plans for international operations (“Non-U.S.”), together with amounts included in the accompanying consolidated balance sheets and statements of operations:

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
(In millions)	2016	2015	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation at January 1	$687	$726	$235	$274	$15	$15
Service cost	2	3	1	1	—	—
Interest cost	24	27	8	8	1	1
Employee contributions	—	—	—	—	1	—
Plan curtailments	(1)	(1)	—	—	—	—
Plan settlements	(31)	(21)	—	(6)	—	—
Benefits paid	(4)	(29)	(5)	(5)	(2)	(1)
Foreign currency exchange rate translation	—	—	(37)	(16)	—	—
Actuarial loss (gain)	18	(18)	55	(22)	—	—
Transfers in connection with the Spin-Off	(157)	—	—	—	(1)	—
Other	—	—	—	1	—	—
Benefit obligation at December 31	$538	$687	$257	$235	$14	$15
Change in Plan Assets
Fair value of plan assets at January 1	$575	$619	$200	$212	$—	$—
Actual return on plan assets	48	(16)	25	4	—	—
Company contributions	6	22	4	5	1	1
Employee contributions	—	—	—	—	1	—
Plan settlements	(31)	(21)	—	(6)	—	—
Benefits paid	(4)	(29)	(5)	(5)	(2)	(1)
Foreign currency exchange rate translation	—	—	(36)	(10)	—	—
Transfers in connection with the Spin-Off	(125)	—	—	—	—	—
Amounts associated with discontinued operations (yet to be transferred)	(10)	—	—	—	—	—
Fair value of plan assets at December 31	$459	$575	$188	$200	$—	$—
Funded Status of the Plan
Plan assets less than benefit obligation(1)	$(79)	$(112)	$(69)	$(35)	$(14)	$(15)
(1) For 2015, the U.S. plan includes $19 million of projected benefit obligations recorded in the liabilities of discontinued operations in the accompanying consolidated balance sheets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
($ in millions)	2016	2015	2016	2015	2016	2015
Amounts recognized in balance sheet:
Prepaid expenses and other assets	$—	$—	$1	$29	$—	$—
Accrued liabilities(1)	$(79)	$(112)	$(70)	$(64)	$(14)	$(15)
Net obligation recognized in the balance sheet	$(79)	$(112)	$(69)	$(35)	$(14)	$(15)

Prior service credit	$1	$1	$—	$—	$—	$—
Net gain (loss)	(87)	(128)	(66)	(33)	—	1
Accumulated other comprehensive gain (loss)	(86)	(127)	(66)	(33)	—	1
Funded/(Unfunded) accrued pension or postretirement benefit	7	15	(3)	(2)	(14)	(16)
Net obligation recognized in the balance sheet	$(79)	$(112)	$(69)	$(35)	$(14)	$(15)

Total recognized in other comprehensive (income) loss	$(41)	$31	$33	$(17)	$—	$—
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(36)	$27	$31	$(20)	$1	$1
Estimated amounts that will be amortized from accumulated other comprehensive (income) loss over the next fiscal year:
Net loss	$(4)	$(8)	$(1)	$—	$—	$—
Accumulated Benefit Obligation at December 31	$535	$683	$255	$234	N/A	N/A

Weighted-average assumptions as of December 31
Discount rate	4.0%	4.3%	2.5%	3.6%	3.9%	4.2%
Expected return on assets	7.0%	7.2%	5.2%	6.1%	N/A	N/A
Average rate of increase in compensation	4.3%	4.3%	2.8%	2.6%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	6.7%	6.9%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	22	23
(1) For 2015, the U.S. plan includes $19 million of projected benefit obligations recorded in the liabilities of discontinued operations in the accompanying consolidated balance sheets.
N/A - Not applicable

The discount rate used to determine the December 31, 2016 benefit obligations for U.S. pension plans is based on the rate from the Mercer Pension Discount Curve-Above Mean Yield that is appropriate for the duration of the Company's plan liabilities. For its plans outside the U.S., the discount rate reflects the market rates for an optimized subset of high-quality corporate bonds currently available. The discount rate in a country was determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches its plan.

The expected return on plan assets for each funded plan is based on expected future investment returns considering the target investment mix of plan assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense charged to net income (loss) from continuing operations:

	Pension Benefits						Postretirement Benefits (U.S.)
	U.S.			Non-U.S.
	Years Ended December 31,
($ in millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of Net Periodic
Service cost	$2	$3	$23	$1	$1	$2	$—	$—	$—
Interest cost	24	21	25	8	8	10	1	1	1
Expected return on plan assets	(32)	(31)	(32)	(11)	(15)	(15)	—	—	—
Net amortizations	6	2	2	—	2	—	—	—	—
Settlement loss	5	4	4	—	1	—	—	—	—
Curtailment gain	—	—	(8)	—	—	—	—	—	—
Special termination cost	—	—	4	—	—	—	—	—	—
Net pension and postretirement expense (benefit)	$5	$(1)	$18	$(2)	$(3)	$(3)	$1	$1	$1
Weighted-average discount rate for expense (January 1)	4.3%	3.9%	4.8%	3.6%	3.3%	3.2%	4.2%	3.8%	4.4%
Weighted-average assumed long-term rate of return on assets (January 1)	7.2%	7.4%	7.6%	6.1%	7.3%	7.4%	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	6.9%	7.3%	7.5%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	4.5%	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	N/A	N/A	22	14	15
N/A - Not applicable

The net of tax loss in “Accumulated other comprehensive income (loss)” at December 31, 2016 and 2015 relating to pension benefits of the Hertz Retirement Plan was $110 million and $102 million, respectively. Changing the assumed health care cost trend rates by one percentage point is not expected to have a material impact on the total of service and interest cost components or on the postretirement benefit obligation.

The provisions charged to net income (loss) from continuing operations for the years ended December 31, 2016, 2015 and 2014 for all other pension plans were approximately $9 million, $10 million and $9 million, respectively.

Net pension and postretirement expense for the year ended December 31, 2016 includes a settlement loss of approximately $5 million relating to lump-sum distributions to participants primarily due to restructuring actions taken during the year.

The provisions charged to net income (loss) from continuing operations for the years ended December 31, 2016, 2015 and 2014 for the defined contribution plans were approximately $23 million, $25 million and $14 million, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets

The Company has a long-term investment outlook for the assets held in the Company sponsored plans, which is consistent with the long-term nature of each plan's respective liabilities. The Company has two major plans which reside in the U.S. and the U.K.

The U.S. Plan (the “Plan”) currently has a target asset allocation of 65% equity and 35% fixed income. The equity portion of the Plan is invested in one passively managed S&P 500 index fund, one passively managed U.S. small/midcap fund, one actively managed international fund and one actively managed emerging markets fund. The fixed income portion of the Plan is actively managed by professional investment managers and is benchmarked to the Bloomberg Barclays U.S. Long Government/Credit index. The Plan assumes a 7.0% rate of return on assets expected long-term annual weighted-average for the Plan in total.

The U.K. Plan has a target allocation of 37.5% actively managed multi-asset funds, 27.5% passive equity funds and 35% passive bond funds.  The actively managed multi-asset funds are intended to deliver a long-term equity-like return but with reduced levels of volatility.  The target allocation for the passive bonds is 70% in index-linked government bonds and 30% in corporate bonds.  The target allocation for the equity funds are that 45% are held in U.K. Equities and the remainder diversified across global markets.  All of the invested assets of the U.K. Plan are held via pooled funds managed by professional investment managers. The U.K. Plan assumes a 5.2% rate of return on assets expected long-term weighted-average for the Plan in total.

The fair value measurements of the Company's U.S. pension plan assets are based upon inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable (Level 1) and significant observable inputs (Level 2) that reflect quoted prices for similar assets or liabilities in active markets. The fair value measurements of the U.S. pension plan assets relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31, 2016		December 31, 2015
Asset Category	Level 1	Level 2	Level 1	Level 2
Cash	$3	$—	$2	$—
Short Term Investments	$—	$—	$—	$5
Equity Funds:
U.S. Large Cap	—	135	—	158
U.S. Mid Cap	—	36	—	36
U.S. Small Cap	—	30	—	45
International Large Cap	—	77	—	96
International Emerging Markets	—	23	—	29
Asset-Backed Securities	—	6	—	5
Fixed Income Securities:	—
U.S. Treasuries	—	46	—	61
Corporate Bonds	—	88	—	110
Government Bonds	—	6	—	9
Municipal Bonds	—	11	—	10
Real Estate (REITs)	—	8	—	9
Amounts associated with discontinued operations (yet to be transferred)	—	(10)	—	—
Total fair value of pension plan assets	$3	$456	$2	$573

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's U.K. Plan accounts for $182 million of the $188 million in fair value of Non-U.S. plan assets at December 31, 2016. The fair value measurements of the U.K. Plan assets are based upon inputs that reflect significant observable inputs (Level 2) and relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31, 2016	December 31, 2015
Asset Category	Level 2	Level 2
Actively Managed Multi-Asset Funds:
Diversified Growth Funds	$65	$75
Passive Equity Funds:
U.K. Equities	24	25
Overseas Equities	29	31
Passive Bond Funds:
Corporate Bonds	20	20
Index-Linked Gilts	44	44
Total fair value of pension plan assets	$182	$195

Contributions

The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, the Company makes contributions beyond those legally required. In 2016 and 2015, the Company did not make any cash contributions to its U.S. qualified pension plan.

In 2016, the Company made contributions to its U.S. non-qualified pension plans of $6 million. In 2015, the Company made contributions to its U.S. non-qualified pension plans of $22 million. The Company made a $3 million discretionary contribution to its United Kingdom defined benefit pension plan (the "U.K. Plan") during each of the years ended December 31, 2016 and 2015.

The Company does not anticipate contributing to the U.S. qualified pension plan during 2017. For the international plans the Company anticipates contributing $3 million during 2017. The level of 2017 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments:

(In millions)	Pension Benefits	Postretirement Benefits (U.S.)
2017	$36	$1
2018	37	1
2019	40	1
2020	42	1
2021	45	1
After 2021	237	6
	$437	$11

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Multiemployer Pension Plans

The Company contributes to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain of its union-represented employees. The risks of participating in such plans are different from the risks of single-employer plans, in the following respects:

a)	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b)	If a participating employer ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c)
If the Company ceases to have an obligation to contribute to the multiemployer plan in which the Company had been a contributing employer, the Company may be required to pay to the plan an amount based on the underfunded status of the plan and on the history of its participation in the plan prior to the cessation of its obligation to contribute. The amount that an employer that has ceased to have an obligation to contribute to a multiemployer plan is required to pay to the plan is referred to as a withdrawal liability.

The Company's participation in multiemployer plans for the annual period ended December 31, 2016 is outlined in the table below. For plans that are not individually significant to the Company, the total amount of contributions is presented in the aggregate.

	EIN /Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending /Implemented(1)	Contributions by The Hertz Corporation (In millions)			Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
Pension Fund		2016	2015		2016	2015	2014
Western Conference of Teamsters	91-6145047	Green	Green	NA	$6	$6	$6	N/A	10/1/2017 - 10/1/2020
Other Plans (2)					3	4	3
Total Contributions					$9	$10	$9

N/A	Not applicable

(1)
Indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2016.

(2)
Included in the Other Plans are contributions to the Local 1034 Pension Fund. The amount contributed by Hertz to the Local 1034 Pension Fund was reported as being more than 5% of total contributions to the plan, on the fund's Form 5500 for the year ended December 31, 2015.

Note 9—Stock-Based Compensation

The non-cash stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded on the books at the Hertz level.

Plans

Prior to the Spin-Off, the Company's Board of Directors adopted, and the Company's sole stockholder approved, the Hertz Global Holdings, Inc. 2016 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan contains 6,600,000 shares which can be granted pursuant to the terms and conditions of the Omnibus Plan, plus an unspecified number of shares awarded in connection with distribution awards granted under the Omnibus Plan in accordance with the Employee Matters Agreement, in substitution of, or in accordance with, an outstanding award granted under an Old Hertz Holdings plan that was held by a participant immediately before the completion of the Spin-Off, as described in the next paragraph. The terms and conditions of the Omnibus Plan are substantially similar to the former Hertz Global Holdings, Inc. 2008 Omnibus Incentive Plan that was in place prior to the Spin-Off. The Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rights, performance awards (shares and units), restricted stock, restricted stock units and deferred stock units to key executives, employees and non-management directors.

In accordance with the Employee Matters Agreement entered into between the Hertz Global and Herc Holdings, as further described in Note 3, "Discontinued Operations," previously outstanding stock-based compensation awards granted under Old Hertz Holdings' equity compensation programs prior to the Spin-Off and held by certain executives and employees of Old Hertz Holdings were adjusted to reflect the impact of the Spin-Off on these awards. To preserve the aggregate intrinsic value of these stock-based compensation awards, as measured immediately before and immediately after the Spin-Off, each holder of Old Hertz Holdings stock-based compensation awards received an adjusted award consisting of a stock-based compensation award denominated in the equity of the company at which the person was employed following the Spin-Off. In the Spin-Off, the determination as to which type of adjustment applied to a holder’s previously outstanding Old Hertz Holdings award was based upon the type of stock-based compensation award that was to be adjusted and the date on which the award was originally granted under the Old Hertz Holdings equity compensation programs prior to the Spin-Off. At the Spin-Off, a total of 2,677,723 shares were awarded in connection with distribution awards granted pursuant to the Omnibus Plan in accordance with the Employee Matters Agreement.

As of December 31, 2016, there were 2,497,439 shares of Hertz Holdings common stock underlying awards outstanding under the Omnibus Plan.

In addition to the 2,497,439 shares underlying outstanding awards as of December 31, 2016, Hertz Holdings had 8,739,629 shares of its common stock available for issuance of which 6,710,697 shares are available under the Omnibus Plan. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

Shares subject to any award (other than distribution awards) granted under the Omnibus Plan that for any reason are canceled, terminated, forfeited, settled in cash or otherwise settled without the issuance of common stock after the effective date of the Omnibus Plan will generally be available for future grants under the Omnibus Plan.

A summary of the total compensation expense and associated income tax benefits recognized under the Prior Plans and the Omnibus Plan, including the cost of stock options, restricted stock units ("RSUs"), and performance stock units ("PSUs"), is as follows:

	Years Ended December 31,
(In millions)	2016	2015	2014
Compensation expense	$13	$16	$10
Income tax benefit	(5)	(7)	(4)
Total	$8	$9	$6

As of December 31, 2016, there was approximately $23 million of total unrecognized compensation cost related to non-vested stock options, RSUs and PSUs granted by Hertz Global under the Prior Plans and the Omnibus Plan. The total unrecognized compensation cost is expected to be recognized over the remaining 1.7 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options and Stock Appreciation Rights

All stock options and stock appreciation rights granted under the Omnibus Plan will have a per-share exercise price of not less than the fair market value of one share of Hertz Global common stock on the grant date. Stock options and stock appreciation rights will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the Compensation Committee of the Company's Board of Directors. No stock options or stock appreciation rights will be exercisable after a maximum of ten years from the grant date.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has accounted for its employee stock-based compensation awards in accordance with ASC 718, “Compensation-Stock Compensation.” The options are being accounted for as equity-classified awards. The Company will recognize compensation cost on a straight-line basis over the vesting period. The value of each option award is estimated on the grant date using a Black-Scholes option valuation model that incorporates the assumptions noted in the following table.

The Company calculates the expected volatility based on the historical movement of its stock price.

	Grants
Assumption	2016	2015	2014
Expected volatility	44.2%	41.4%	39.3%
Expected dividend yield	—%	—%	—%
Expected term (years)	5	5	3
Risk-free interest rate	1.00%	1.17%	0.96%
Weighted-average grant date fair value	$39.35	$29.09	$28.30

A summary of option activity under the Stock Incentive Plan and the Omnibus Plan as of December 31, 2016 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2016	2,626,013	$58.61	3.0	$22
Granted	200,393	39.35	—	—
Exercised	(403,074)	23.29	—	—
Forfeited or Expired	(1,536,968)	60.61	—	—
Outstanding at December 31, 2016	886,364	66.24	3.5	2
Exercisable at December 31, 2016	388,086	60.95	2.9	—

A summary of non-vested options as of December 31, 2016, and changes during the year, is presented below.

	Non-vested Shares	Weighted- Average Exercise Price	Weighted- Average Grant- Date Fair Value
Non-vested as of January 1, 2016	657,857	$87.84	$28.49
Granted	200,393	39.35	15.85
Vested	(127,999)	87.45	29.08
Forfeited	(231,973)	63.94	19.14
Non-vested as of December 31, 2016	498,278	70.36	24.32

Additional information pertaining to option activity under the plans is as follows:

	Years Ended December 31,
(In millions)	2016	2015	2014
Aggregate intrinsic value of stock options exercised	$12	$4	$24
Cash received from the exercise of stock options	10	5	18
Fair value of options that vested	10	5	5
Tax benefit realized on exercise of stock options	4	1	1

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Stock, Performance Stock Units, Restricted Stock and Restricted Stock Units

Performance stock and PSU's granted under the Omnibus Plan will vest based on the achievement of pre-determined performance goals over performance periods determined by the Compensation Committee. Each of the units granted under the Omnibus Plan represent the right to receive one share of the Company's common stock on a specified future date. In the event of an employee's death or disability, a pro rata portion of the employee's performance stock, performance stock units and performance units will vest to the extent performance goals are achieved at the end of the performance period. Restricted stock and RSU's granted under the Omnibus Plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the Compensation Committee.

A summary of the PSU activity under the Omnibus Plan as of December 31, 2016 is presented below.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2016	378,855	$80.17	$20
Granted	590,903	37.85	—
Vested	—	—	—
Forfeited or Expired	(376,827)	65.32	—
Outstanding at December 31, 2016	592,931	46.39	—

A summary of RSU activity under the Omnibus Plan as of December 31, 2016 is presented below.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2016	228,282	$81.83	$13
Granted	292,010	38.86	—
Vested	(86,929)	80.42	—
Forfeited or Expired	(86,379)	70.71	—
Outstanding at December 31, 2016	346,984	48.46	—

Additional information pertaining to RSU activity is as follows:

	Years Ended December 31,
	2016	2015	2014
Total fair value of awards that vested (In millions)	$7	$5	$9
Weighted average grant date fair value of awards	38.86	80.77	111.69

Compensation expense for PSUs and RSUs is based on the grant date fair value, and is recognized ratably over the vesting period. For grants in 2016, 2015 and 2014, the vesting period is three years. In addition to the service vesting condition, the PSUs had an additional vesting condition which called for the number of units that will be awarded being based on achievement of a certain level of Corporate EBITDA or other performance measures over the applicable measurement period.

Employee Stock Purchase Plan

The Company previously operated an Employee Stock Purchase Plan ("ESPP") for certain eligible employees. The plan was suspended in 2014.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Tangible Asset Impairments and Asset Write-downs

During 2016, the Company recorded an impairment of the net assets held for sale related to its Brazil operations. See Note 4, "Acquisitions and Divestitures" for additional information.

During 2016, the Company performed an impairment assessment of certain assets used in its U.S. Rental Car segment in connection with a restructuring program resulting in an impairment charge of $25 million based on an estimate of future discounted cash flows through the planned completion date of the program. The impairment is included in direct vehicle and operating expense in the accompanying consolidated statement of operations.

During 2015, the Company deemed a building in its U.S. Rental Car segment to be held for sale. The Company performed an impairment assessment and recorded a charge of $5 million. The Company also reassessed the carrying value of a held for sale corporate asset and recorded a charge of $3 million. The corporate asset was sold in April 2015. These charges are included in other (income) expense, net in the accompanying consolidated statement of operations.

Also during 2015, the Company performed an impairment assessment of the Dollar Thrifty headquarters campus in Tulsa, Oklahoma, which is part of the U.S. Rental Car segment. Based on the impairment assessment, the Company recorded a charge of $6 million which is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The building was sold in December 2015.

Additionally, during 2015, the Company recorded $16 million in charges associated with U.S. Rental Car service equipment and assets deemed to have no future use, of which $9 million is included in direct vehicle and operating expense and $7 million is included in other (income) expense, net in the accompanying consolidated statement of operations.

During 2014, the Company recorded $10 million in charges to write-off assets associated with a terminated business relationship in its U.S. Rental Car segment. These charges are included in direct vehicle and operating expense in the accompanying consolidated statement of operations.

Also during 2014, the Company deemed its previous corporate headquarters building to be held for sale. The Company performed an impairment assessment and recorded a charge of $13 million which is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The Company also recorded $14 million in charges to write-down service equipment in its U.S. Rental Car segment that was deemed to have no future use which is included in other (income) expense, net in the accompanying consolidated statement of operations.

Note 11—Lease and Concession Agreements

Noncancellable Operating Leases and Concession Agreements

The Company has various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and real estate leases under which the following amounts were expensed:

	Years ended December 31,
(In millions)	2016	2015	2014
Rents	$122	$158	$153
Concession fees:
Minimum fixed obligations	291	367	416
Additional amounts, based on revenues	421	344	301
Total	834	869	870
Sublease income	(4)	(5)	(3)
Total	$830	$864	$867

As of December 31, 2016, minimum net obligations under existing agreements referred to above approximate the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

following:

(In millions)	Rents	Concessions
2017	$138	$291
2018	146	237
2019	109	178
2020	80	144
2021	64	105
After 2021	292	428
Total	$829	$1,383

Many of the Company's concession agreements and real estate leases require the Company to pay or reimburse operating expenses, such as common area charges and real estate taxes, to pay concession fees above guaranteed minimums or additional rent based on a percentage of revenues or sales (as defined in those agreements) arising at the relevant premises, or both. Such obligations are not reflected in the table of minimum future obligations appearing immediately above. The Company operates from various leased premises under operating leases with terms up to 30 years. A number of its operating leases contain renewal options. These renewal options vary, but the majority include clauses for renewal for various term lengths at various rates, both fixed and market.

In addition to the rents mentioned above, the Company has various leases on revenue earning vehicles and office, computer and other equipment under which the following amounts were expensed:

	Years Ended December 31,
(In millions)	2016	2015	2014
Revenue earning vehicles	$70	$72	$80
Office, computer and other equipment	10	16	17
Total	$80	$88	$97

As of December 31, 2016, minimum obligations under existing agreements for revenue earning vehicles and office, computer and other equipment approximate the following:

(In millions)
2017	$20
2018	11
2019	4
2020	4
2021	4
After 2021	—
Total	$43

Commitments under capital leases within the Company's vehicle rental programs are included in Note 7, "Debt."

Note 12—Restructuring

During 2016, the Company evaluated its workforce, product offerings and operations and initiated approximately $63 million of restructuring programs that include headcount reductions, business process re-engineering, asset impairments and outsourcing certain information technology application and infrastructure functions to a third party service provider. These programs are typically completed within twelve months.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2015, the Company completed restructuring programs primarily related to closure of off airport locations.

During 2014, the Company completed restructuring programs primarily in connection with the relocation of its corporate headquarters.

Restructuring charges under these programs were as follows:

	Years Ended December 31,
(In millions)	2016	2015	2014
By Type:
Termination benefits	$24	$13	$28
Impairments and asset write-downs	30	2	23
Facility closure and lease obligation costs	7	18	12
Other	1	(4)	10
Total	$62	$29	$73

	Years Ended December 31,
(In millions)	2016	2015	2014
By Caption:
Direct vehicle and operating	$36	$18	$30
Selling, general and administrative	26	11	43
Total	$62	$29	$73

	Years Ended December 31,
(In millions)	2016	2015	2014
By Segment:
U.S. Rental Car	$49	$23	$27
International Rental Car	9	6	19
Corporate	4	—	27
Total	$62	$29	$73

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the activity affecting the restructuring accrual during the years ended December 31, 2016 and 2015. The Company expects to pay the remaining restructuring obligations relating to termination benefits over the next twelve months. Other is primarily comprised of future lease obligations which will be paid over the remaining term of the applicable leases.

(In millions)	Termination Benefits	Other	Total
Balance as of December 31, 2014	$20	$19	$39
Charges incurred	13	16	29
Cash payments	(23)	(14)	(37)
Other non-cash changes(a)	(1)	(6)	(7)
Balance as of December 31, 2015	$9	$15	$24
Charges incurred	24	38	62
Cash payments	(19)	(9)	(28)
Other non-cash changes(b)	(1)	(30)	(31)
Balance as of December 31, 2016	$13	$14	$27

(a)	Decrease in 2015 primarily consists of $4 million related to the write-down of assets deemed to have no future use in the Company's U.S. Rental Car segment.

(b)	Decrease in 2016 primarily consists of $25 million related to the impairment of certain assets used in the U.S. Rental Car segment in conjunction with a restructuring program.

Note 13—Income Tax (Provision) Benefit

The components of income (loss) before income taxes for the periods were as follows (in millions):

Hertz Global

	Years Ended December 31,
	2016	2015	2014
Domestic	$(535)	$(84)	$(323)
Foreign	65	216	92
Total income (loss) from continuing operations before income taxes	$(470)	$132	$(231)

Hertz

	Years Ended December 31,
	2016	2015	2014
Domestic	$(534)	$(84)	$(323)
Foreign	65	216	92
Total income (loss) from continuing operations before income taxes	$(469)	$132	$(231)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total income tax provision (benefit) consists of the following (in millions):

Hertz Global and Hertz

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$22	$(49)	$(34)
Foreign	48	57	32
State and local	12	(2)	8
Total current	82	6	6
Deferred:
Federal	(131)	34	(43)
Foreign	1	(23)	10
State and local	52	—	10
Total deferred	(78)	11	(23)
Total provision (benefit)	$4	$17	$(17)

The principal items of the U.S. and foreign net deferred tax assets and liabilities are as follows (in millions):

Hertz Global and Hertz

	Years Ended December 31,
	2016	2015
Deferred Tax Assets:
Employee benefit plans	$64	$78
Net operating loss carry forwards	1,669	1,651
Federal, state and foreign local tax credit carry forwards	59	42
Accrued and prepaid expenses	251	241
Total Deferred Tax Assets	2,043	2,012
Less: Valuation Allowance	(230)	(148)
Total Net Deferred Tax Assets	1,813	1,864
Deferred Tax Liabilities:
Depreciation on tangible assets	(2,673)	(2,663)
Intangible assets	(1,232)	(1,303)
Total Deferred Tax Liabilities	(3,905)	(3,966)
Net Deferred Tax Liability	$(2,092)	$(2,102)

The above amounts as of December 31, 2016 exclude deferred taxes of the Company’s Brazil Operations which are deemed held for sale as further described in Note 4, "Acquisitions and Divestitures".

Hertz Global and Hertz

As of December 31, 2016, deferred tax assets of $1,324 million were recorded for unutilized U.S. Federal Net Operating Losses (“NOL") carry forwards of $3,782 million. The total Federal NOL carry forwards are $3,914 million of which $132 million relate to excess tax deductions associated with stock compensation plans, which have yet to reduce taxes payable. Upon adoption in January 2017 of recently issued accounting pronouncement Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting", (as described in Note 2, "Significant Accounting Policies"), the Company will recognize as of the adoption date deferred tax assets of $46 million for excess

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax benefits that were not previously recognized as the related tax deduction had not reduced taxes payable, and the Company will record a cumulative-effect adjustment to accumulated deficit in the accompanying consolidated balance sheets. The Federal NOLs begin to expire in 2029. State NOLs, exclusive of the effects of the excess tax deductions, have generated a deferred tax asset of $190 million. As of December 31, 2016, a valuation allowance of $56 million was recorded against these deferred tax assets because they relate to separate states that have historical losses where it is more likely than not that the NOL carry forwards may not be utilized in the future. The state NOLs expire over various years beginning in 2017 depending upon when they were generated and the particular jurisdiction.

As of December 31, 2015, deferred tax assets of $1,347 million were recorded for unutilized U.S. Federal Net Operating Losses (“NOL") carry forwards of $3,850 million. The total Federal NOL carry forwards are $3,981 million of which $132 million relate to excess tax deductions associated with stock compensation plans, which have yet to reduce taxes payable. The Federal NOLs begin to expire in 2029. State NOLs, exclusive of the effects of the excess tax deductions, have generated a deferred tax asset of $173 million. As of December 31, 2015, a valuation allowance of $22 million was recorded against these deferred tax assets because they relate to separate states that have historical losses where it is more likely than not that the NOL carry forwards may not be utilized in the future. The state NOLs expire over various years beginning in 2016 depending upon when they were generated and the particular jurisdiction.

As of December 31, 2016, deferred tax assets of $155 million were recorded for foreign NOL carry forwards of $736 million. A valuation allowance of $108 million at December 31, 2016 was recorded against these deferred tax assets because those assets relate to jurisdictions that have historical losses and it is more likely than not that a portion of the NOL carry forwards may not be utilized in the future. Additionally, a valuation allowance of $47 million was recorded against other deferred tax assets in these jurisdictions.

As of December 31, 2015, deferred tax assets of $131 million were recorded for foreign NOL carry forwards of $536 million. A valuation allowance of $78 million at December 31, 2015 was recorded against these deferred tax assets because those assets relate to jurisdictions that have historical losses and it is more likely than not that a portion of the NOL carry forwards may not be utilized in the future. Additionally, a valuation allowance of $48 million was recorded against other deferred tax assets in these jurisdictions.

As of December 31, 2016 a valuation allowance of $2 million was recorded on U.S. Federal Net Capital Losses. There was no valuation allowance recorded on U.S. Federal Net Capital Losses as of December 31, 2015.

As of December 31, 2016, foreign NOL carry forwards of $736 million include $679 million which have an indefinite carry forward period and associated deferred tax assets of $139 million. The remaining foreign NOLs of $57 million are subject to expiration beginning in 2024 and have associated deferred tax assets of $16 million.

As of December 31, 2015, foreign NOL carry forwards of $536 million include $479 million which have an indefinite carry forward period and associated deferred tax assets of $115 million. The remaining foreign NOLs of $57 million are subject to expiration beginning in 2016 and have associated deferred tax assets of $16 million.

In determining valuation allowances, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with ASC 740-10, “Accounting for Income Taxes”. This assessment included the evaluation of cumulative earnings and losses in recent years, scheduled reversals of net deferred tax liabilities, the availability of carry forwards and the remaining period of the respective carry forward, future taxable income and any applicable tax-planning strategies that are available.

Based on the assessment as of December 31, 2016, total valuation allowances of $230 million were recorded against deferred tax assets. Although realization is not assured, Hertz Global has concluded that it is more likely than not the remaining deferred tax assets of $1,813 million will be realized and as such, no valuation allowance has been provided on these assets.

At December 31, 2015, Hertz Global released valuation allowances on losses in Spain and Italy in the amounts $28 million and $5 million, respectively. This was based on an evaluation of cumulative earnings and positive projections of income that are available to utilize such losses. Based on the assessment, as of December 31, 2015, total valuation allowances of $148 million were recorded against deferred tax assets. Although realization is not assured, Hertz Global

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

has concluded that it is more likely than not the remaining deferred tax assets of $1,864 million will be realized and as such no valuation allowance has been provided on these assets.

As of December 31, 2016, deferred tax assets of $54 million were recorded for U.S. federal alternative minimum tax ("AMT") credits and various state tax credits. Based on the assessment, as of December 31, 2016, total valuation allowances of $10 million were recorded against deferred tax assets relating to these credits. The state tax credits expire over various years beginning in 2018 depending upon when they were generated and the particular jurisdiction. The carryover period for the AMT credits is indefinite.

As of December 31, 2015, deferred tax assets of $40 million were recorded for U.S. federal alternative minimum tax ("AMT") credits and various state tax credits. The state tax credits expire over various years beginning in 2018 depending upon when they were generated and the particular jurisdiction. The carryover period for the AMT credits is indefinite.

The significant items in the reconciliation of the statutory and effective income tax rates consisted of the following:

	Years Ended December 31,
	2016	2015	2014
Statutory Federal Tax Rate	35%	35%	35%
Foreign tax rate differential	2	(20)	2
State and local income taxes, net of federal income tax benefit	3	(5)	2
Change in state statutory rates, net of federal income tax benefit	(7)	5	(1)
Federal and foreign permanent differences	(1)	5	(1)
Withholding taxes	(2)	5	(4)
Uncertain tax positions	—	(5)	(4)
Change in valuation allowance	(11)	(35)	(9)
Benefit from sale of non-U.S. operations	—	17	—
Change in foreign statutory rates	(3)	1	(3)
Goodwill impairment	(12)	—	—
Sale of CAR Inc. common stock	—	14	—
Stock option shortfalls	(3)	—	—
All other items, net	(2)	(4)	(10)
Effective Tax Rate	(1)%	13%	7%

The effective tax rate for the year ended December 31, 2016 was (1)% as compared to 13% for the year ended December 31, 2015, with an income tax provision of $4 million and $17 million, respectively. The $13 million decrease in the tax provision is due to a decrease in pretax operating results, the composition of operating results by jurisdiction, an increase in the valuation allowance relating to losses in certain U.S. and non-U.S. jurisdictions, as well as changes in statutory effective tax rates. The year ended December 31, 2016 also includes a non-deductible impairment of goodwill on Europe vehicle rental operations.

The effective tax rate for the year ended December 31, 2015 was 13% as compared to 7% in the year ended December 31, 2014. The provision for taxes on income increased $34 million, primarily due to an increase in pretax operating results, the composition of operating results by jurisdiction, a decrease in the valuation allowance relating to losses in certain non-U.S. jurisdictions, U.S. income inclusion on the sale of CAR Inc. common stock, and a decrease in unrecognized tax benefits accrued during the year. The year ended December 31, 2015 also includes an income tax benefit of net realized losses on sale of operations in France resulting from the excess book gain over tax gain recognized.

As of December 31, 2016 and 2015, the Company's foreign subsidiaries have $841 million and $595 million, respectively of undistributed earnings which could be subject to taxation if repatriated. Due to the Company's legal structure, the foreign earnings subject to taxation upon distribution could be less. Deferred tax liabilities, to the extent they exist,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have not been recorded for such earnings because it is management’s current intention to permanently reinvest such undistributed earnings offshore. Due to the uncertainty caused by the various methods in which such earnings could be repatriated, and because of the potential availability of U.S. foreign tax credits (“FTCs”) it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. However, if such earnings were repatriated and subject to taxation at the maximum current U.S. federal tax rate, the tax liability would be approximately $304 million, which includes the net impact of foreign withholding taxes, but excludes the impact of potential FTCs and other possible alternatives that could reduce the tax liability. The Company would consider and pursue appropriate alternatives to reduce the tax liability if, in the future, undistributed earnings are repatriated to the United States, or it is determined such earnings will be repatriated in the foreseeable future.

As a result of the divestment of a substantial portion of the Company's interest in CAR Inc. and the spin-off transaction, excess cash generated was used to repatriate previously taxed income to the U.S. There was no material tax cost associated with the cash repatriation. The Company is permanently reinvested on the remaining undistributed earnings offshore.

As of December 31, 2016, total unrecognized tax benefits were $45 million, of which $9 million, if settled, would negatively impact the effective tax rate in future periods because of correlative adjustments associated with these liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2016	2015	2014
Balance at January 1	$81	$57	$11
Increase (Decrease) attributable to tax positions taken during prior periods	(35)	16	4
Increase (Decrease) attributable to tax positions taken during the current year	—	9	42
Decrease attributable to settlements with taxing authorities	(1)	(1)	—
Balance at December 31	$45	$81	$57

The Company conducts business globally and, as a result, files one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 2003 to 2015. The Internal Revenue Service completed their audit of the Company's 2007 to 2009 and surveyed 2010 and 2011 tax returns and had no changes to the previously filed tax returns. Currently, the Company's 2014 tax year is under audit by the Internal Revenue Service. Several U.S. state and other non-U.S. jurisdictions are under audit. With regard to these audits, it is reasonably possible that the amount of unrecognized tax benefits may change as the result of the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances. At this time, an estimate of the range of the reasonably possible change cannot be made. It is reasonable that approximately $2 million of unrecognized tax benefits may reverse within the next twelve months due to settlement with the relevant non-U.S. taxing authorities.

Net, after-tax interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of “Income tax (provision) benefit” in the consolidated statement of operations. During the years ended December 31, 2016, 2015 and 2014, approximately $1 million, $4 million and $1 million, respectively, in net, after-tax interest and penalties were recognized. As of December 31, 2016 and 2015, approximately $8 million and $6 million, respectively, of net, after-tax interest and penalties were accrued in the Company's consolidated balance sheet within "Accrued taxes."

Note 14—Financial Instruments

The Company employs established risk management policies and procedures, which seek to reduce the Company’s commercial risk exposure to fluctuations in commodity prices, interest rates and currency exchange rates. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The Company monitors counterparty credit risk, including lenders, on a regular basis, but cannot be certain that all risks will be discerned or that its risk management policies and procedures will

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

always be effective. Additionally, in the event of default under the Company’s master derivative agreements, the non-defaulting party generally has the option to set-off any amounts owed with regard to open derivative positions.

The Company has the following risk exposures that it has historically used financial instruments to manage. None of the instruments have been designated in a hedging relationship as of December 31, 2016 and 2015.

Interest Rate Risk

The Company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on operating results and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company uses interest rate caps and other instruments to manage the mix of floating and fixed-rate debt.

Currency Exchange Rate Risk

The Company’s objective in managing exposure to currency fluctuations is to limit the exposure of certain cash flows and operating results from changes associated with currency exchange rate changes through the use of various derivative contracts. The Company experiences currency risks in its global operations as a result of various factors including intercompany local currency denominated loans, rental operations in various currencies and purchasing vehicles in various currencies.

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
	Years Ended December 31,		Years Ended December 31,
(In millions)	2016	2015	2016	2015
Interest rate instruments	$1	$9	$2	$9
Foreign currency forward contracts	2	3	4	1
Total	$3	$12	$6	$10

(1)	All asset derivatives are recorded in "Prepaid expenses and other assets" and all liability derivatives are recorded in accrued liabilities in the accompanying consolidated balance sheets.

While the Company's foreign currency forward contracts and certain interest rate instruments are subject to enforceable master netting agreements with their counterparties, the Company does not offset the derivative assets and liabilities in its consolidated balance sheets.

The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
(In millions)		2016	2015	2014
Interest rate instruments	Selling, general and administrative	$—	$—	$(2)
Foreign currency forward contracts	Selling, general and administrative	(5)	(14)	—
Total		$(5)	$(14)	$(2)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of offsetting derivative instruments is depicted below as of December 31, 2016:

Prepaid Expenses and Other Assets: (In millions)	Gross assets	Gross assets offset in Balance Sheet	Net recognized assets in Balance Sheet	Gross Financial Instruments not offset in Balance Sheet	Net Amount
Interest rate instruments	$1	$—	$1	$—	$1
Foreign currency forward contracts	2	—	2	—	2
Total	$3	$—	$3	$—	$3

Accrued Liabilities: (In millions)	Gross liabilities	Gross liabilities offset in Balance Sheet	Net recognized liabilities in Balance Sheet	Gross Financial Instruments not offset in Balance Sheet	Net Amount
Interest rate instruments	$2	$—	$2	$—	$2
Foreign currency forward contracts	4	—	4	—	4
Total	$6	$—	$6	$—	$6

The impact of offsetting derivative instruments is depicted below as of December 31, 2015:

Prepaid Expenses and Other Assets: (In millions)	Gross assets	Gross assets offset in Balance Sheet	Net recognized assets in Balance Sheet	Gross Financial Instruments not offset in Balance Sheet	Net Amount
Interest rate instruments	$9	$—	$9	$—	$9
Foreign currency forward contracts	3	—	3	—	3
Total	$12	$—	$12	$—	$12

Accrued Liabilities: (In millions)	Gross liabilities	Gross liabilities offset in Balance Sheet	Net recognized liabilities in Balance Sheet	Gross Financial Instruments not offset in Balance Sheet	Net Amount
Interest rate instruments	$9	$—	$9	$—	$9
Foreign currency forward contracts	1	—	1	—	1
Total	$10	$—	$10	$—	$10

Note 15—Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market or, if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as the "exit price"). Fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability, including consideration of nonperformance risk.

The Company assesses the inputs used to measure fair value using the three-tier hierarchy promulgated under U.S. GAAP. This hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market.

Level 1: Inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable.

Level 2: Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Inputs that are unobservable to the extent that observable inputs are not available for the asset or liability at the measurement date and include management's judgment about assumptions market participants would use in pricing the asset or liability.

Under U.S. GAAP, entities are allowed to measure certain financial instruments and other items at fair value. The Company has not elected the fair value measurement option for any of its assets or liabilities that meet the criteria for this option. Irrespective of the fair value option previously described, U.S. GAAP requires certain financial and non-financial assets and liabilities of the Company to be measured on either a recurring basis or on a nonrecurring basis as shown in the sections that follow.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments. The Company's assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 inputs (earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples and discount rate) and Level 3 inputs (forecasted cash flows). See Note 2, "Significant Accounting Policies — Recoverability of Goodwill and Intangible Assets," for more information on the application of the use of fair value methodology.

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

The following table summarizes the ending balances of the Company's cash equivalents and investments.

	December 31, 2016				December 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$213	$393	$—	$606	$181	$49	$—	$230
Equity and other securities	9	—	—	9	—	111	—	111
Total	$222	$393	$—	$615	$181	$160	$—	$341

CAR Inc.

As further described in Note 4, "Acquisitions and Divestitures," the Company holds an investment in CAR Inc. that was previously accounted for under the equity method and is now accounted for as an available for sale security. As such, the balance of the Company's investment is shown in the table above under equity and other securities (Level 1) as of December 31, 2016.

Financial Instruments

The fair value of the Company's financial instruments as of December 31, 2016 and 2015 are shown in Note 14, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of December 31, 2016		As of December 31, 2015
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-vehicle Debt	$3,934	$3,791	$5,991	$6,070
Vehicle Debt	9,685	9,670	9,857	9,854
Total	$13,619	$13,461	$15,848	$15,924

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

(In millions)	Fair Value	Level 1	Level 2	Level 3	Total Loss Adjustments Recorded for the Year Ended December 31, 2016
Long-lived assets held and used	$4	$—	$—	$4	$25
Long-lived assets held for sale	$111	$—	$111	$—	$18
Liabilities held for sale	$17	$—	$17	$—	$—

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2016, consist of the assets and liabilities held for sale associated with the Company's Brazil Operations as further described in Note 4, "Acquisitions and Divestitures" with a fair value noted in the table above as of December 31, 2016 and certain assets used in the Company's U.S. Rental Car segment in connection with a restructuring program as further described in Note 10, "Tangible Asset Impairments and Asset Write-downs" with a fair value noted in the table above as of September 30, 2016.

Note 16—Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are as follows:

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Realized/Unrealized Gains on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2016	$(102)	$(124)	$(19)	$—	$(245)
Other comprehensive income (loss) before reclassification	(23)	(16)	—	12	(27)
Amounts reclassified from accumulated other comprehensive income (loss)	7	—	—	(9)	(2)
Distribution of discontinued entities	8	95	—	—	103
Balance as of December 31, 2016	$(110)	$(45)	$(19)	$3	$(171)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2015	$(101)	$5	$(19)	$(115)
Other comprehensive income (loss) before reclassification	(8)	(87)	—	(95)
Amounts reclassified from accumulated other comprehensive income (loss)	7	(42)	—	(35)
Balance as of December 31, 2015	$(102)	$(124)	$(19)	$(245)

Note 17—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated on the accompanying consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At December 31, 2016 and 2015, the Company's liability recorded for public liability and property damage matters was $407 million and $394 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings. The Company has summarized below, the most significant legal proceedings to which the Company was and/or is a party to during 2016 or the period after December 31, 2016 but before the filing of this 2016 Annual Report.

Concession Fee Recoveries - In October 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company (“Enterprise”) was filed in the U.S. District Court for the District of Nevada (Enterprise became a defendant in a separate action which they have now settled.) The Sobel case is a consumer class action on behalf of all persons who rented vehicles from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges during the class period. In October 2014, the court entered final judgment against the Company and directed Hertz to pay the class approximately $42 million in restitution and $11 million in prejudgment interest, and to pay attorney's fees of $3 million with an additional $3 million to be paid to class counsel from the restitution fund. In November 2014, Hertz timely filed an appeal of that final judgment with the U.S. Court of Appeals for the Ninth Circuit and the plaintiffs cross appealed the court's judgment seeking to challenge the lower court's ruling that Hertz did not deceive or mislead the class members. Following briefing and oral argument, on January 5, 2017, the Ninth Circuit issued an opinion reversing the District Court’s holdings on liability and remedy and vacating the judgment. The Ninth Circuit also rejected plaintiffs’ cross-appeal, finding that Hertz’s actions were not deceptive or misleading. On January 19, 2017, plaintiffs asked the entire Ninth Circuit, sitting en banc, to rehear the appeal. That petition was rejected on

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 15, 2017. Plaintiffs have an opportunity to petition the United States Supreme Court to review the Ninth Circuit's decision in favor of the Company. The Company continues to believe the outcome of this case will not be material to its financial condition, results of operations or cash flows.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Old Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Old Hertz Holdings’ motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint within 30 days of the order. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period such that it was not alleged to have commenced until May 18, 2013 and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey, and Old Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Old Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint on or before August 22, 2015. On August 21, 2015, plaintiff filed a third amended complaint. The third amended complaint included additional allegations, named additional current and former officers as defendants and expanded the putative class period such that it was alleged to span from February 14, 2013 to July 16, 2015. On November 4, 2015, Old Hertz Holdings filed its motion to dismiss. Thereafter, a motion was made by plaintiff to add a new plaintiff, because of challenges to the standing of the first plaintiff. The court granted plaintiffs leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Old Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint in its entirety with prejudice on March 24, 2016, and plaintiff filed its opposition to same on May 6, 2016. On June 13, 2016, Old Hertz Holdings and the individual defendants filed their reply briefs in support of their motions to dismiss. The matter is now fully briefed. New Hertz and Herc Holdings are each responsible for a portion of the matter and Hertz Global will be responsible for managing the settlement or other disposition of the matter. Hertz Global believes that it has valid and meritorious defenses and it intends to vigorously defend against the complaint, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. It is possible that this matter could be decided unfavorably to Hertz Global. The Company is currently unable to estimate the range of these possible losses, but they could be material to the Company’s consolidated financial condition, results of operations or cash flows in any particular reporting period.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Governmental Investigations - In June 2014, the Company was advised by the staff of the New York Regional Office of the Securities and Exchange Commission (“SEC”) that it is investigating the events disclosed in certain of the Company’s filings with the SEC. In addition, in December 2014 a state securities regulator requested information and starting in June 2016 the Company has had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. The investigations and communications generally involve the restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014, as filed with the SEC on July 16, 2015 (the “Old Hertz Holdings 2014 10-K”) and related accounting for prior periods. The Company has and intends to continue to cooperate with all requests related to the foregoing. Due to the stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. Among other matters, the restatements included in the Old Hertz Holdings 2014 Form 10-K addressed a variety of accounting matters involving the Company’s Brazil vehicle rental operations.

Additionally, the Company has identified certain activities in Brazil that raise issues under the Foreign Corrupt Practices Act and may raise issues under other federal and local laws, which the Company has self-reported to appropriate government entities and the processes with these government entities continue. The Company is continuing to investigate these issues. The Company has established a reserve relating to the activities in Brazil which is not material. However, it is possible that an adverse outcome with respect to the activities in Brazil and the other issues discussed herein could exceed the amount accrued in an amount that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

French Antitrust - In February 2015, the French Competition Authority issued a Statement of Objections claiming that several vehicle rental companies, including the Company and certain of its subsidiaries, violated French competition law by receiving historic market information from twelve French airports relating to the vehicle rental companies operating at those airports and by engaging in a concerted practice relating to train station surcharges. In February 2017, the French Competition Authority issued a decision dismissing all such claims against the Company and its subsidiaries.

French Road Tax - The French Tax Authority has challenged the historic practice of several vehicle rental companies, including Hertz France, of registering vehicles in jurisdictions where it is established and where the road tax payable with respect to those vehicles is lower than the road tax payable in the jurisdictions where the vehicles will primarily be used. In respect of a period in 2005, the Company has unsuccessfully appealed the French Tax assessment to the highest Administrative court in France. In respect of a period from 2003 to 2005, following an adverse judgment, the Company appealed the French Tax Authority’s assessment to the Civil Court of Appeal. On March 2, 2017, the Company received an adverse judgment in the road tax appeal from the Civil Court of Appeal. In the third quarter of 2015, following an adverse decision against another industry participant involved in a similar action, the Company recorded charges with respect to this matter of approximately $23 million. In January 2016, the Company made a payment of approximately $9 million.

The Company has established reserves for matters where the Company believes that losses are probable and can be reasonably estimated. Other than the aggregate reserve established for claims for public liability and property damage, none of those reserves are material. For matters, including certain of those described above, where the Company has not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. Litigation is subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the accompanying consolidated financial condition, results of operations or cash flows in any particular reporting period.

Indemnification Obligations

In the ordinary course of business, the Company executed contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Specifically, the Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. In addition, Hertz entered into customary indemnification agreements with Hertz Holdings and certain of the Company's stockholders and their affiliates pursuant to which Hertz Holdings and Hertz will indemnify those entities and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of such entities and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. The Company has entered into customary indemnification agreements with each of its directors and certain of its officers. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third party claim. As described in Note 3, "Discontinued Operations", the Separation and Distribution Agreement with Herc Holdings contains mutual indemnification clauses and a customary indemnification provision with respect to liability arising out of or resulting from assumed legal matters. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and have accrued for expected losses that are probable and estimable.

Note 18—Related Party Transactions

Agreements with the Icahn Group

On September 15, 2014, Old Hertz Holdings entered into a definitive Nomination and Standstill Agreement (the “Nomination and Standstill Agreement”) with Mr. Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., Vincent J. Intrieri, Samuel Merksamer and Daniel A. Ninivaggi (collectively, the “Icahn Group”). The Nomination and Standstill Agreement remained with Old Hertz Holdings as part of the Spin-Off.

On June 30, 2016, Hertz Global entered into a confidentiality agreement (the “Confidentiality Agreement”) with the Icahn Group. Pursuant to the Confidentiality Agreement, Vincent J. Intrieri, Samuel Merksamer and Daniel A. Ninivaggi, each of whom was appointed as a director of Hertz Global, are designees of the Icahn Group on the Hertz Global board of directors. Until the date that the Icahn Group no longer has a designee on the Hertz Global board of directors, the Icahn Group agrees to vote all of its shares of common stock of Hertz Global in favor of the election of all of Hertz Global’s director nominees at each annual or special meeting of Hertz Global.

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

In the normal course of business, the Company purchases goods and services from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack. During the year ended December 31, 2016, the Company purchased approximately $6 million worth of goods and services from these related parties.

Transactions between Hertz Holdings/Old Hertz Holdings and Hertz

Hertz and Old Hertz Holdings entered into a master loan agreement in 2014. In October 2015, the board of directors of Hertz approved, and Hertz paid, a non-cash dividend to Hertz Investors, Inc. consisting of the full rights to a receivable due from Old Hertz Holdings under the Master Loan in the amount of $365 million plus accrued interest. Hertz Investors, Inc. declared and paid the same dividend to Old Hertz Holdings; thereby settling the amount receivable from Old Hertz Holdings at the time.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2015, Hertz signed a new master loan agreement with Old Hertz Holdings for a facility size of $650 million with an expiration in November 2016 (the "New Master Loan"). The amount due from Old Hertz Holdings under the New Master Loan as of December 31, 2015 was $345 million, representing advances under the New Master Loan and any accrued but unpaid interest. Prior to the Spin-Off on June 30, 2016, the board of directors of the Company approved, and Hertz paid, a non-cash dividend to Hertz Investors, Inc. consisting of the full rights to the receivable due from Old Hertz Holdings under the New Master Loan in the amount of $334 million plus accrued interest. Hertz Investors, Inc. declared and paid the same dividend to Old Hertz Holdings; thereby settling the amount receivable from Old Hertz Holdings.

On June 30, 2016, Hertz signed a master loan agreement with Hertz Global for a facility size of $425 million with an expiration in June 2017 (the "Master Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of December 31, 2016, there was $102 million outstanding under the Master Loan, representing advances under the New Master Loan and any accrued but unpaid interest.

At December 31, 2016 Hertz has a due to affiliate in the amount of $65 million which represents its tax related liability to Hertz Holdings.

The above amounts are included in equity in the accompanying consolidated balance sheets of Hertz.

Other Relationships

In connection with its vehicle rental businesses, the Company enters into millions of rental transactions every year involving millions of customers. In order to conduct those businesses, the Company also procures goods and services from thousands of vendors. Some of those customers and vendors may be affiliated with members of the Company's Board. The Company believes that all such rental and procurement transactions involved terms no less favorable to the Company than those that it believes would have been obtained in the absence of such affiliation. It is Company management’s policy to bring to the attention of its Board any transaction with a related party, even if the transaction arises in the ordinary course of business.

In June 2016, the Company announced that it had reached an agreement with Lyft, Inc. (“Lyft”) to offer vehicles under specified rental agreements to U.S. drivers on the Lyft platform, expanding upon two pilot markets where the Company and Lyft have partnered together since September 2015.  Affiliates of Mr. Icahn own a non-controlling minority interest in Lyft, and one of Mr. Icahn’s representatives serves on Lyft’s board of directors.

Note 19—Equity and Earnings (Loss) Per Share - Hertz Global

Equity of Old Hertz Holdings

Prior to the Spin-Off, equity of Hertz Global is presented as that of Old Hertz Holdings. At December 31, 2015, there were 200 million shares of Old Hertz Holdings preferred stock authorized, par value $0.01 per share, two billion shares of Old Hertz Holdings common stock authorized, par value $0.01 per share and 41 million shares of Old Hertz Holdings treasury stock resulting from previous repurchases.

Equity of Hertz Global Holdings, Inc.

The articles of incorporation for Hertz Holdings authorized equity issuances are commensurate with those of Old Hertz Holdings, as adjusted for the one-to-five distribution ratio in the Spin-Off. As of December 31, 2016, there are 40 million shares of Hertz Holdings preferred stock authorized, par value $0.01 per share, 400 million shares of Hertz Holdings common stock authorized, par value $0.01 per share, and two million shares of treasury stock.

Share Repurchase Program

In connection with the Spin-Off on June 30, 2016, Hertz Holdings' board of directors approved a share repurchase program that authorizes Hertz Holdings to purchase up to approximately $395 million worth of shares of its common stock (the “2016 share repurchase program”), which represents the amount remaining under the Old Hertz Holdings share repurchase programs as of the Spin-Off. The 2016 share repurchase program permits Hertz Holdings to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate Hertz Holdings to make any repurchases at any specific time or situation. As of December 31, 2016, Hertz Holdings has repurchased two million shares for $100 million under this program. This amount is included in treasury stock in the accompanying Hertz Global consolidated balance sheet as of December 31, 2016. The timing and extent to which Hertz Holdings repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets and other factors. Share repurchases may be commenced or suspended at any time or from time to time without prior notice. Since Hertz Holdings does not conduct business itself, it primarily funds repurchases of its common stock using dividends from Hertz or amounts borrowed under the master loan agreement. In February 2017, as further described in Note 7, "Debt," Hertz amended its credit

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreement governing its Senior Facilities which restricts its ability to make dividends and certain restricted payments, including payments to Hertz Holdings for share repurchases.

Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

As described in Note 1, "Background", on June 30, 2016, the distribution date, Old Hertz Holdings stockholders of record as of the close of business on June 22, 2016 received one share of Hertz Holdings common stock for every five shares of Old Hertz Holdings common stock held as of the record date. Basic and diluted net income (loss) per share for the years ended December 31, 2015 and 2014 is calculated using the weighted average number of basic, dilutive and anti-dilutive common shares outstanding during the periods, as adjusted for the one-to-five distribution ratio.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
(In millions, except per share data)	2016	2015	2014
Basic and diluted earnings per share:
Numerator:
Net income (loss) from continuing operations	$(474)	$115	$(214)
Net income (loss) from discontinued operations	(17)	158	132
Net income (loss), basic	$(491)	$273	$(82)
Denominator:
Basic weighted average common shares	84	90	91
Dilutive stock options, RSUs and PSUs	—	1	—
Weighted average shares used to calculate diluted earnings per share	84	91	91
Antidilutive stock options, RSUs, PSUs and conversion shares	1	1	2
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$(5.65)	$1.28	$(2.35)
Basic earnings (loss) per share from discontinued operations	(0.20)	1.75	1.45
Basic earnings (loss) per share	$(5.85)	$3.03	$(0.90)

Diluted earnings (loss) per share from continuing operations	$(5.65)	$1.26	$(2.35)
Diluted earnings (loss) per share from discontinued operations	(0.20)	1.74	1.45
Diluted earnings (loss) per share	$(5.85)	$3.00	$(0.90)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Segment Information

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

•
All Other Operations - primarily consists of the Company's Donlen business, which provides vehicle leasing and fleet management services, together with other business activities which represent less than 2% of revenues and expenses of the segment.

In addition to the above reportable segments, the Company has corporate operations ("Corporate") which includes general corporate assets and expenses and certain interest expense (including net interest on non-vehicle debt).

The following tables provide significant statement of operations, balance sheet and cash flow information by segment for each of Hertz Global and Hertz, as well as adjusted pre-tax incomes (loss), the segment measure of profitability.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(In millions)	2016	2015	2014
Revenues
U.S. Rental Car	$6,114	$6,286	$6,471
International Rental Car	2,097	2,148	2,436
All other operations	592	583	568
Total Hertz Global and Hertz	$8,803	$9,017	$9,475
Adjusted pre-tax income(a)
U.S. Rental Car	$298	$551	$387
International Rental Car	194	215	144
All other operations	72	68	62
Corporate	(499)	(509)	(500)
Total Hertz Global	65	325	93
Corporate - Hertz	1	—	—
Total Hertz	$66	$325	$93
Depreciation of revenue earning vehicles and lease charges, net
U.S. Rental Car	$1,753	$1,572	$1,758
International Rental Car	389	398	492
All other operations	459	463	455
Total Hertz Global and Hertz	$2,601	$2,433	$2,705
Depreciation and amortization, non-vehicle assets
U.S. Rental Car	$198	$209	$222
International Rental Car	33	37	41
All other operations	11	10	11
Corporate	23	18	17
Total Hertz Global and Hertz	$265	$274	$291
Interest expense, net
U.S. Rental Car	$154	$165	$172
International Rental Car	66	70	95
All other operations	14	10	12
Corporate	390	354	338
Total Hertz Global	624	599	617
Corporate - Hertz	(1)	—	—
Total - Hertz	$623	$599	$617

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2016	2015
Revenue earning vehicles, net, at end of year
U.S. Rental Car	$7,716	$7,600
International Rental Car	1,755	1,858
All other operations	1,347	1,288
Total Hertz Global and Hertz	$10,818	$10,746
Property and equipment, net, at end of year
U.S. Rental Car	$621	$718
International Rental Car	110	135
All other operations	13	5
Corporate	114	119
Total Hertz Global and Hertz	$858	$977
Total assets at end of year - Hertz Global
U.S. Rental Car	$12,876	$13,614
International Rental Car	3,578	3,002
All other operations	1,612	1,520
Corporate	1,089	1,983
Assets of discontinued operations	—	3,395
Total Hertz Global	$19,155	$23,514
Total assets at end of year - Hertz
U.S. Rental Car	$12,876	$13,614
International Rental Car	3,578	3,002
All other operations	1,612	1,520
Corporate	1,089	1,983
Assets of discontinued operations	—	3,390
Total Hertz	$19,155	$23,509

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(In millions)	2016	2015	2014
Revenue earning vehicles and capital assets, non-vehicle
U.S. Rental Car:
Expenditures	$(7,376)	$(7,930)	$(6,175)
Proceeds from disposals	6,010	6,280	4,530
Net expenditures - Hertz Global and Hertz	$(1,366)	$(1,650)	$(1,645)
International Rental Car:
Expenditures	$(2,953)	$(2,887)	$(3,165)
Proceeds from disposals	2,589	2,412	2,531
Net expenditures - Hertz Global and Hertz	$(364)	$(475)	$(634)
All other operations:
Expenditures	$(729)	$(718)	$(751)
Proceeds from disposals	209	162	150
Net expenditures - Hertz Global and Hertz	$(520)	$(556)	$(601)
Corporate:
Expenditures	$(33)	$(101)	$(54)
Proceeds from disposals	15	49	34
Net expenditures - Hertz Global and Hertz	$(18)	$(52)	$(20)

The Company operates in the United States and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Years Ended December 31,
(In millions)	2016	2015	2014
Revenues
United States	$6,690	$6,845	$7,008
International	2,113	2,172	2,467
Total Hertz Global and Hertz	$8,803	$9,017	$9,475

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2016	2015
Revenue earning vehicles, net, at end of year
United States	$9,035	$8,857
International	1,783	1,889
Total Hertz Global and Hertz	$10,818	$10,746
Property and equipment, net, at end of year
United States	$748	$842
International	110	135
Total Hertz Global and Hertz	$858	$977
Total assets at end of year - Hertz Global
United States	$15,434	$16,474
International	3,721	3,645
Discontinued Operations	—	$3,395
Total Hertz Global	$19,155	$23,514
Total assets at end of year - Hertz
United States	$15,434	$16,474
International	3,721	3,645
Discontinued Operations	$—	$3,390
Total Hertz	$19,155	$23,509

(a)
Adjusted pre-tax income (loss) is calculated as income (loss) from continuing operations before income taxes plus non-cash acquisition accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts, goodwill, intangible and tangible asset impairments and write-downs and certain one-time charges and non-operational items.

Adjusted pre-tax income (loss) by segment and the reconciliation to consolidated amounts, which are the same for Hertz Global and Hertz in 2014 and 2015 and differ by $1 million in 2016, are summarized below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hertz Global

	Years Ended December 31,
(In millions)	2016	2015	2014
Adjusted pre-tax income (loss):
U.S. Rental Car	$298	$551	$387
International Rental Car	194	215	144
All Other Operations	72	68	62
Total reportable segments	564	834	593
Corporate (1)	(499)	(509)	(500)
Adjusted pre-tax income (loss)	65	325	93
Adjustments:
Acquisition accounting(2)	(65)	(87)	(94)
Debt-related charges(3)	(48)	(58)	(46)
Restructuring and restructuring related charges(4)	(53)	(84)	(151)
Loss on extinguishment of debt(5)	(55)	—	(1)
Sale of CAR Inc. common stock(6)	84	133	—
Impairment charges and asset write-downs(7)	(340)	(57)	(24)
Finance and information technology transformation costs(8)	(53)	—	—
Other(9)	(5)	(40)	(8)
Income (loss) before income taxes	$(470)	$132	$(231)

Hertz

	Years Ended December 31,
(In millions)	2016	2015	2014
Adjusted pre-tax income (loss):
U.S. Rental Car	$298	$551	$387
International Rental Car	194	215	144
All Other Operations	72	68	62
Total reportable segments	564	834	593
Corporate(1)	(498)	(509)	(500)
Adjusted pre-tax income (loss)	66	325	93
Adjustments:
Acquisition accounting(2)	(65)	(87)	(94)
Debt-related charges(3)	(48)	(58)	(46)
Restructuring and restructuring related charges(4)	(53)	(84)	(151)
Loss on extinguishment of debt(5)	(55)	—	(1)
Sale of CAR Inc. common stock(6)	84	133	—
Impairment charges and asset write-downs(7)	(340)	(57)	(24)
Finance and information technology transformation costs(8)	(53)	—	—
Other(9)	(5)	(40)	(8)
Income (loss) before income taxes	$(469)	$132	$(231)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and equipment relating to acquisition accounting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs which are shown separately in the table. For further information on restructuring costs, see Note 12, "Restructuring." Also represents certain other charges such as incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes $8 million, $38 million and $30 million of consulting costs and legal fees related to the previously disclosed accounting review and investigation in 2016, 2015 and 2014, respectively.

(5)
In 2016, amount represents $6 million of deferred financing costs written off as a result of terminating and refinancing various vehicle debt, $27 million in early redemption premiums associated with the redemption of all of the 7.50% Senior Notes due October 2018 and a portion of the 6.75% Senior Notes due April 2019 and $22 million of deferred financing costs and debt discount written off as a result of paying off the above Senior Notes and the Company's Senior Credit Facilities.

(6)	Represents the pre-tax gain on the sale of CAR Inc. common stock.

(7)
In 2016, primarily comprised of a $172 million impairment of goodwill associated with the Company's vehicle rental operations in Europe, a $120 million impairment of the Dollar Thrifty tradename, a $25 million impairment of certain tangible assets used in the U.S. RAC segment in conjunction with a restructuring program and a $18 million impairment of the net assets held for sale related to the Company's Brazil operations. In 2015, primarily comprised of a $40 million impairment of an international tradename associated with the Company's former equipment rental business, a $6 million impairment of the former Dollar Thrifty headquarters, a $5 million impairment of a building in the U.S. RAC Segment and a $3 million impairment of a corporate asset. In 2014, primarily comprised of a $13 million impairment related to the Company's former corporate headquarters building in New Jersey, and a $10 million impairment of assets related to a contract termination.

(8)
Represents external costs associated with the Company's finance and information technology transformation programs, both of which are multi-year initiatives that commenced in 2016 to upgrade and modernize the Company's systems and processes.

(9)
Includes miscellaneous, non-recurring and other non-cash items. For 2016, also includes a $9 million settlement gain from an eminent domain case related to one of the Company's airport locations. For 2015, also includes a $23 million charge recorded in relation to a French road tax matter, $5 million of costs related to the integration of Dollar Thrifty and $5 million in relocation expenses incurred in connection with the relocation of the Company's corporate headquarters to Estero, Florida. In 2014, also includes $10 million in acquisition related costs and charges, $9 million of costs related to the integration of Dollar Thrifty, and $9 million in relocation expenses incurred in connection with the relocation of the Company's corporate headquarters to Estero, Florida, partially offset by a $19 million settlement received in relation to a class action lawsuit filed against an original equipment manufacturer.

Note 21—Quarterly Financial Information (Unaudited)

In the fourth quarter of 2016, the Company identified various misstatements relating to prior period financial statements that it corrected during that quarter. The cumulative impact of the adjustments on the results for the fourth quarter of 2016 was an increase to pre-tax loss of approximately $11 million and an increase to net loss of approximately $7 million. The adjustments primarily relate to accounts receivable reserve adjustments associated with a business in the United Kingdom and an error identified in the Company’s vacation accrual. The Company considered both quantitative and qualitative factors in assessing the materiality of the items individually, and in the aggregate, and determined that the misstatements were not material to any prior quarterly or annual period and not material to the fourth quarter or annual 2016 periods.

In the third quarter of 2015, the Company identified various misstatements relating to prior period financial statements that it corrected during that quarter. The cumulative impact of the adjustments on the results for the third quarter of 2015 was a decrease to pre-tax income of approximately $18 million and a decrease to net income of approximately $13 million. The adjustments were comprised of $4 million related to the accounting for the post-acquisition sale of land that was revalued as part of the December 2005 acquisition of the Company, $4 million of additional accruals for the periods 2009 through 2014 resulting from concession audits at certain airport locations, a $4 million obligation to a jurisdiction for customer transaction fees, $3 million of additional write-offs of assets that were incorrectly capitalized and $3 million of other miscellaneous adjustments. The Company considered both quantitative and qualitative factors in assessing the materiality of the items individually, and in the aggregate, and determined that the misstatements were not material to any prior quarterly or annual period and not material to the third quarter or annual 2015 periods.

Provided below is a summary of the quarterly operating results during 2016 and 2015. Amounts are computed independently each quarter. As a result, the sum of the quarter's amounts may not equal the total amount for the respective year.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hertz Global

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2016	2016	2016	2016 (1)
Revenues from continuing operations	$1,983	$2,270	$2,542	$2,009
Income (loss) from continuing operations before income taxes	(76)	(35)	108	(466)
Net income (loss) from continuing operations	(52)	(28)	44	(438)
Earnings (loss) per share from continuing operations:
Basic	(0.61)	(0.33)	0.52	(5.28)
Diluted	(0.61)	(0.33)	0.52	(5.28)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2015	2015	2015	2015
Revenues from continuing operations	$2,098	$2,317	$2,575	$2,027
Income (loss) from continuing operations before income taxes	(109)	38	256	(52)
Net income (loss) from continuing operations	(78)	13	217	(37)
Earnings (loss) per share from continuing operations:
Basic	(0.85)	0.14	2.38	(0.43)
Diluted	(0.85)	0.14	2.38	(0.43)

Hertz

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions)	2016	2016	2016	2016 (1)
Revenues from continuing operations	$1,983	$2,270	$2,542	$2,009
Income (loss) from continuing operations before income taxes	(76)	(35)	108	(465)
Net income (loss) from continuing operations	(52)	(28)	44	(437)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions)	2015	2015	2015	2015
Revenues from continuing operations	$2,098	$2,317	$2,575	$2,027
Income (loss) from continuing operations before income taxes	(109)	38	256	(52)
Net income (loss) from continuing operations	(78)	13	217	(37)

(1) Income (loss) from continuing operations for the fourth quarter of 2016 includes a $172 million goodwill impairment and a $120 million tradename impairment as further described in Note 6, "Goodwill and Other Intangible Assets ".

Note 22—Guarantor and Non-Guarantor Annual Condensed Consolidating Financial Information - Hertz

The following annual condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2016 and 2015 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and Statements of Cash Flows for the years ended December 31, 2016, 2015 and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014, of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Senior Notes issued by the Parent ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Senior Notes issued by the Parent ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) Hertz on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The Guarantor Subsidiaries are 100% owned by the Parent and all guarantees are full and unconditional and joint and several. Additionally, substantially all of the assets of the Guarantor Subsidiaries are pledged under the Senior Facilities, and consequently will not be available to satisfy the claims of Hertz's general creditors. In lieu of providing separate unaudited financial statements for the Guarantor Subsidiaries, Hertz has included the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC's Regulation S-X. Management of Hertz does not believe that separate financial statements of the Guarantor Subsidiaries are material to Hertz's investors; therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

As described in Note 1, "Background" and Note 3, "Discontinued Operations", Hertz completed the Spin-Off of its equipment rental business on June 30, 2016. In connection with the Spin-Off, certain amounts that were historically recorded on the balance sheet of the Parent were distributed with the discontinued entities. These amounts primarily related to defined benefit pension plans, workers’ compensation liabilities, and income taxes. These amounts have been reclassified in the 2015 condensed consolidating financial statements to reflect the balances transferred in the Guarantor Subsidiaries' and Non-Guarantor Subsidiaries' financial statements based on which discontinued entity received the distribution in the Spin-Off.

During the preparation of the condensed consolidating financial information of The Hertz Corporation and Subsidiaries as of and for the three and six months ended June 30, 2016, it was determined that investments in subsidiaries at December 31, 2015 as filed in the Company's 2015 Form 10-K were improperly classified, resulting in a $453 million understatement of these assets and equity for the Non-Guarantor Subsidiaries, and an understatement of these assets and overstatement of prepaid expenses and other assets for the Guarantor Subsidiaries. The classification errors, which the Company has determined are not material to this disclosure, are eliminated upon consolidation and, therefore, have no impact on the Company's consolidated financial condition, results of operations, or cash flows. The Company has revised the Guarantor, Non-Guarantor, and Eliminations Condensed Consolidating Balance Sheets as of December 31, 2015 to correct for these errors.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$458	$12	$346	$—	$816
Restricted cash and cash equivalents	53	5	220	—	278
Receivables, net of allowance	752	167	364	—	1,283
Due from affiliates	3,668	4,738	9,750	(18,156)	—
Prepaid expenses and other assets	5,736	83	199	(5,440)	578
Revenue earning vehicles, net	361	7	10,450	—	10,818
Property and equipment, net	656	70	132	—	858
Investment in subsidiaries, net	6,114	598	—	(6,712)	—
Other intangible assets, net	89	3,223	20	—	3,332
Goodwill	102	943	36	—	1,081
Assets held for sale	—	—	111	—	111
Total assets	$17,989	$9,846	$21,628	$(30,308)	$19,155
LIABILITIES AND EQUITY
Due to affiliates	$11,748	$1,900	$4,508	$(18,156)	$—
Accounts payable	279	90	452	—	821
Accrued liabilities	557	103	320	—	980
Accrued taxes, net	78	18	2,881	(2,812)	165
Debt	4,086	—	9,455	—	13,541
Public liability and property damage	166	43	198	—	407
Deferred income taxes, net	—	2,980	1,797	(2,628)	2,149
Liabilities held for sale	—	—	17	—	17
Total liabilities	16,914	5,134	19,628	(23,596)	18,080
Equity:
Stockholder's equity	1,075	4,712	2,000	(6,712)	1,075
Total liabilities and equity	$17,989	$9,846	$21,628	$(30,308)	$19,155

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$179	$17	$278	$—	$474
Restricted cash and cash equivalents	57	3	273	—	333
Receivables, net of allowance	399	183	1,204	—	1,786
Due from affiliates	4,158	3,238	7,543	(14,939)	—
Prepaid expenses and other assets	4,518	698	461	(4,682)	995
Revenue earning vehicles, net	388	6	10,352	—	10,746
Property and equipment, net	752	74	151	—	977
Investment in subsidiaries, net	7,457	1,614	—	(9,071)	—
Other intangible assets, net	142	3,350	30	—	3,522
Goodwill	102	942	217	—	1,261
Assets held for sale	25	—	—	—	25
Assets of discontinued operations	—	2,989	401	—	3,390
Total assets	$18,177	$13,114	$20,910	$(28,692)	$23,509
LIABILITIES AND EQUITY
Due to affiliates	$8,888	$1,465	$3,961	$(14,314)	$—
Accounts payable	262	81	423	—	766
Accrued liabilities	584	114	337	—	1,035
Accrued taxes, net	223	19	2,849	(2,963)	128
Debt	6,126	—	9,644	—	15,770
Public liability and property damage	146	48	200	—	394
Deferred income taxes, net	—	2,005	1,882	(1,719)	2,168
Liabilities of discontinued operations	—	1,915	9	(624)	1,300
Total liabilities	16,229	5,647	19,305	(19,620)	21,561
Equity:
Stockholder's equity	1,948	7,467	1,605	(9,072)	1,948
Total liabilities and equity	$18,177	$13,114	$20,910	$(28,692)	$23,509

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$4,604	$1,483	$6,022	$(3,306)	$8,803
Expenses:
Direct vehicle and operating	2,909	761	1,263	(1)	4,932
Depreciation of revenue earning vehicles and lease charges, net	2,766	685	2,453	(3,303)	2,601
Selling, general and administrative	602	51	248	(2)	899
Interest expense, net	407	(58)	274	—	623
Goodwill and intangible asset impairments	—	120	172	—	292
Other (income) expense, net	6	(10)	(71)	—	(75)
Total expenses	6,690	1,549	4,339	(3,306)	9,272
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(2,086)	(66)	1,683	—	(469)
Income tax (provision) benefit	682	(26)	(660)	—	(4)
Equity in earnings (losses) of subsidiaries, net of tax	916	266	—	(1,182)	—
Net income (loss) from continuing operations	$(488)	$174	$1,023	$(1,182)	$(473)
Net income (loss) from discontinued operations	—	(5)	(10)	—	(15)
Net income (loss)	(488)	169	1,013	(1,182)	(488)
Other comprehensive income (loss), net of tax	(29)	7	(47)	40	(29)
Comprehensive income (loss)	$(517)	$176	$966	$(1,142)	$(517)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$4,618	$1,567	$5,432	$(2,600)	$9,017
Expenses:
Direct vehicle and operating	2,895	856	1,306	(2)	5,055
Depreciation of revenue earning vehicles and lease charges, net	1,951	665	2,414	(2,597)	2,433
Selling, general and administrative	527	69	278	(1)	873
Interest expense, net	389	(29)	239	—	599
Goodwill and intangible asset impairments	40	—	—	—	40
Other (income) expense, net	—	(2)	(113)	—	(115)
Total expenses	5,802	1,559	4,124	(2,600)	8,885
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(1,184)	8	1,308	—	132
Income tax (provision) benefit	262	35	(314)	—	(17)
Equity in earnings (losses) of subsidiaries, net of tax	1,198	193	—	(1,391)	—
Net income (loss) from continuing operations	276	236	994	(1,391)	115
Net income (loss) from discontinued operations	—	162	67	(68)	161
Net income (loss)	276	398	1,061	(1,459)	276
Other comprehensive income (loss), net of tax	(130)	(4)	(114)	118	(130)
Comprehensive income (loss)	$146	$394	$947	$(1,341)	$146

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$4,703	$1,650	$6,179	$(3,057)	$9,475
Expenses:
Direct vehicle and operating	2,995	907	1,558	(2)	5,458
Depreciation of revenue earning vehicles and lease charges, net	2,510	513	2,733	(3,051)	2,705
Selling, general and administrative	536	89	315	(4)	936
Interest expense, net	382	(17)	252	—	617
Other (income) expense, net	(22)	(4)	16	—	(10)
Total expenses	6,401	1,488	4,874	(3,057)	9,706
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(1,698)	162	1,305	—	(231)
Income tax (provision) benefit	631	(99)	(515)	—	17
Equity in earnings (losses) of subsidiaries, net of tax	989	77	—	(1,066)	—
Net income (loss) from continuing operations	(78)	140	790	(1,066)	(214)
Net income (loss) from discontinued operations	—	136	37	(37)	136
Net income (loss)	(78)	276	827	(1,103)	(78)
Other comprehensive income (loss), net of tax	(121)	(6)	(112)	118	(121)
Comprehensive income (loss)	$(199)	$270	$715	$(985)	$(199)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(In millions)

	Parent (The Hertz Corporation)		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities from continuing operations	$(1,892)		$85	$5,151	$(814)	$2,530
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	4		(3)	52	—	53
Net change in restricted cash and cash equivalents, non-vehicle	—		—	(1)	—	(1)
Revenue earning vehicles expenditures	(342)		(69)	(10,546)	—	(10,957)
Proceeds from disposal of revenue earning vehicles	417		—	8,347	—	8,764
Capital asset expenditures, non-vehicle	(80)		(16)	(38)	—	(134)
Proceeds from disposal of property and other equipment	35		1	23	—	59
Capital contributions to subsidiaries	(2,632)	—	—	—	2,632	—
Return of capital from subsidiaries	3,849		—	—	(3,849)	—
Loan to Parent/Guarantor from Non-Guarantor	—		—	(1,055)	1,055	—
Acquisitions, net of cash acquired	—		—	(2)	—	(2)
Sales of (investment in) shares in equity investment	(45)		—	267	—	222
Net cash provided by (used in) investing activities	1,206		(87)	(2,953)	(162)	(1,996)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	716		—	8,976	—	9,692
Repayments of vehicle debt	(707)		—	(9,041)	—	(9,748)
Proceeds from issuance of non-vehicle debt	2,592		—	—	—	2,592
Repayments of non-vehicle debt	(4,651)		—	—	—	(4,651)
Payment of financing costs	(46)		(3)	(26)	—	(75)
Early redemption premium payment	(27)		—	—	—	(27)
Transfers (to) from discontinued entities	2,122		—	—	—	2,122
Capital contributions received from parent	—		—	2,632	(2,632)	—
Loan to Parent/Guarantor from Non-Guarantor	1,055		—	—	(1,055)	—
Payment of dividends and return of capital	—		—	(4,663)	4,663	—
Advances to Hertz Global/Old Hertz Holdings	(102)		—	—	—	(102)
Other	13		—	—	—	13
Net cash provided by (used in) financing activities	965		(3)	(2,122)	976	(184)
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	—		—	(8)	—	(8)
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	279		(5)	68	—	342
Cash and cash equivalents at beginning of period	179		17	278	—	474
Cash and cash equivalents at end of period	$458		$12	$346	$—	$816

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$—		$59	$148	$—	$207
Cash flows provided by (used in) investing activities	—		(75)	(2)	—	(77)
Cash flows provided by (used in) financing activities	—		44	(138)	—	(94)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—		$28	$8	$—	$36

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities from continuing operations	$(1,390)	$(206)	$4,896	$(524)	$2,776
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	25	1	195	—	221
Net change in restricted cash and cash equivalents, non-vehicle	—	3	(12)	—	(9)
Revenue earning vehicles expenditures	(434)	(93)	(10,859)	—	(11,386)
Proceeds from disposal of revenue earning vehicles	303	41	8,452	—	8,796
Capital asset expenditures, non-vehicle	(154)	(6)	(90)	—	(250)
Proceeds from disposal of property and other equipment	53	11	43	—	107
Capital contributions to subsidiaries	(2,650)	(181)	—	2,831	—
Return of capital from subsidiaries	4,634	443	—	(5,077)	—
Acquisitions, net of cash acquired	(17)	(3)	(75)	—	(95)
Loan to Parent/Guarantor from Non-Guarantor	—	—	(737)	737	—
Sales of (investment in) shares in equity investment	—	—	236	—	236
Advances to Old Hertz Holdings	(267)	—	—	—	(267)
Net cash provided by (used in) investing activities	1,493	216	(2,847)	(1,509)	(2,647)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	25	—	7,503	—	7,528
Repayments of vehicle debt	—	—	(7,079)	—	(7,079)
Proceeds from issuance of non-vehicle debt	1,867	—	—	—	1,867
Repayments of non-vehicle debt	(2,112)	—	—	—	(2,112)
Capital contributions received from parent	—	—	2,831	(2,831)	—
Loan to Parent/Guarantor from Non-Guarantor	737	—	—	(737)	—
Payment of dividends and return of capital	—	—	(5,601)	5,601	—
Payment of financing costs	(4)	(3)	(22)	—	(29)
Transfers (to) from discontinued entities	(95)	—	163	—	68
Advances to Hertz Global/Old Hertz Holdings	(344)	—	—	—	(344)
Net cash provided by (used in) financing activities	74	(3)	(2,205)	2,033	(101)
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	—	—	(28)	—	(28)
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	177	7	(184)	—	—
Cash and cash equivalents at beginning of period	2	10	462	—	474
Cash and cash equivalents at end of period	$179	$17	$278	$—	$474

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	—	356	200	—	556
Cash flows provided by (used in) investing activities	—	(447)	62	—	(385)
Cash flows provided by (used in) financing activities	—	87	(266)	—	(179)
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—	$(4)	$(7)	$—	$(11)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities from continuing operations	$(464)	$151	$4,291	$(1,037)	$2,941
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	(27)	11	265	—	249
Revenue earning vehicles expenditures	(243)	(129)	(9,442)	—	(9,814)
Proceeds from disposal of revenue earning vehicles	183	107	6,877	—	7,167
Capital asset expenditures, non-vehicle	(195)	(29)	(107)	—	(331)
Proceeds from disposal of property and other equipment	43	4	31	—	78
Capital contributions to subsidiaries	(1,614)	(37)	—	1,651	—
Return of capital from subsidiaries	1,722	—	—	(1,722)	—
Acquisitions, net of cash acquired	—	(28)	(47)	—	(75)
Loan to Parent/Guarantor from Non-Guarantor	—	(43)	(437)	480	—
Sales of (investment in) shares in equity investment	—	—	(30)	—	(30)
Advances to Old Hertz Holdings	(28)	—	—	—	(28)
Repayments from Old Hertz Holdings	25	—	—	—	25
Net cash provided by (used in) investing activities	(134)	(144)	(2,890)	409	(2,759)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	27	—	4,383	—	4,410
Repayments of vehicle debt	(16)	—	(4,507)	—	(4,523)
Proceeds from issuance of non-vehicle debt	2,480	—	—	—	2,480
Repayments of non-vehicle debt	(2,457)	—	—	—	(2,457)
Capital contributions received from parent	—	—	1,651	(1,651)	—
Loan to Parent/Guarantor from Non-Guarantor	437	—	43	(480)	—
Payment of dividends and return of capital	—	—	(2,759)	2,759	—
Payment of financing costs	(12)	(3)	(48)	—	(63)
Transfer (to) from discontinued entities	77	—	—	—	77
Other	2	—	—	—	2
Net cash provided by (used in) financing activities	538	(3)	(1,237)	628	(74)
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	—	—	(30)	—	(30)
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	(60)	4	134	—	78
Cash and cash equivalents at beginning of period	62	6	328	—	396
Cash and cash equivalents at end of period	$2	$10	$462	$—	$474

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	—	382	134	—	516
Cash flows provided by (used in) investing activities	—	(291)	(136)	—	(427)
Cash flows provided by (used in) financing activities	—	(87)	—	—	(87)
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—	$4	$(3)	$—	$1

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23—Subsequent Events

Amendments to non-vehicle and vehicle debt agreements

On February 3, 2017, the Company amended agreements related to its Senior Facilities, HVF II U.S. Vehicle Variable Funding Notes, European Revolving Credit Facility, Canadian Securitization and UK Leveraged Financing, as more fully described in Note 7, "Debt ".

Self-insured liabilities

On February 27, 2017, the United Kingdom Ministry of Justice modified the discount rate used to calculate payments related to personal injury claims in the United Kingdom. The change in discount rate is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY BALANCE SHEETS
(In millions, except par value)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$—	$—
Investments in subsidiaries	1,075	1,948
Assets of discontinued operations	—	71
Total assets	$1,075	$2,019
EQUITY
Preferred Stock, $0.01 par value, no shares issued and outstanding	$—	$—
Common Stock, $0.01 par value, 85 and 464 shares issued and 83 and 423 shares outstanding	1	4
Additional paid-in capital	2,227	3,343
Accumulated deficit	(882)	(391)
Accumulated other comprehensive income (loss)	(171)	(245)
	1,175	2,711
Treasury Stock, at cost, 2 shares and 41 shares	(100)	(692)
Total equity	$1,075	$2,019
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2016	2015	2014
Total Revenues	$—	$—	$—
Expenses:
Interest expense, net	1	—	—
Total expenses	1	—	—
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(1)	—	—
Income tax (provision) benefit	—	—	—
Equity in earnings (losses) of subsidiaries, net of tax	(488)	276	(78)
Net income (loss) from continuing operations	(489)	276	(78)
Net income (loss) from discontinued operations	(2)	(3)	(4)
Net income (loss)	$(491)	$273	$(82)
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$(491)	$273	$(82)
Other comprehensive income (loss)	(29)	(130)	(121)
Comprehensive income (loss)	$(520)	$143	$(203)
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$(1)	$—	$—
Cash flows from investing activities:
Transfers (to) from discontinued entities	—	(7)	(5)
Net cash provided by (used in) investing activities	—	(7)	(5)
Cash flows from financing activities:
Proceeds from exercise of stock options	11	5	19
Net settlement on vesting of restricted stock	(2)	(4)	(17)
Purchase of treasury shares	(100)	(605)	—
Proceeds from loans with Hertz Affiliates	102	611	28
Repayments of loans with Hertz Affiliates	(10)	—	(25)
Net cash provided by (used in) financing activities	1	7	5
Net increase (decrease) in cash and cash equivalents during the period	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

Supplemental disclosures of non-cash information:
Settlement of amount due to affiliate	$334	$365	$—
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
HERTZ GLOBAL HOLDINGS, INC.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

Note 1—Background and Basis of Presentation

Hertz Global Holdings, Inc. ("Hertz Global" when including its subsidiaries and "Hertz Holdings" excluding its subsidiaries) was incorporated in Delaware in 2015 and wholly owns Rental Car Intermediate Holdings, LLC which wholly owns The Hertz Corporation ("Hertz"), Hertz Globals' primary operating company.

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

Despite the fact that this was a reverse spin off and Hertz Global was spun off from Old Hertz Holdings and was the legal spinnee in the transaction, for accounting purposes, due to the relative significance of New Hertz to Old Hertz Holdings, Hertz Global is considered the spinnor or divesting entity and Herc Holdings is considered the spinnee or divested entity. As a result, New Hertz, or Hertz Global, is the “accounting successor” to Old Hertz Holdings. As such, the historical financial information of Hertz Global reflects the equipment rental business and certain parent legal entities as discontinued operations.

These condensed parent company financial statements reflect the activity of Hertz Holdings as the parent company to Hertz and have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Hertz exceed 25% of the consolidated net assets of Hertz Holdings. This information should be read in conjunction with the consolidated financial statements of Hertz Global included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Note 2—Contingencies

In re Hertz Global Holdings, Inc. Securities Litigation

In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Old Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Old Hertz Holdings’ motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint within 30 days of the order. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period such that it was not alleged to have commenced until May 18, 2013 and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey, and Old Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Old Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint on or before August 22, 2015. On August 21, 2015, plaintiff filed a third amended complaint. The third amended complaint included additional allegations, named additional current and former officers as defendants and expanded the putative class period such that it was alleged to span from February 14, 2013 to July 16, 2015. On November 4, 2015, Old Hertz Holdings filed its motion to dismiss. Thereafter, a motion was made by plaintiff to add a new plaintiff, because of challenges to the standing of the first plaintiff. The court granted plaintiffs leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Old Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint in its entirety with prejudice on March 24, 2016, and plaintiff filed its

SCHEDULE I (Continued)
HERTZ GLOBAL HOLDINGS, INC.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS (continued)

opposition to same on May 6, 2016. On June 13, 2016, Old Hertz Holdings and the individual defendants filed their reply briefs in support of their motions to dismiss. The matter is now fully briefed. New Hertz and Herc Holdings are each responsible for a portion of the matter and Hertz Global will be responsible for managing the settlement or other disposition of the matter. Hertz Global believes that it has valid and meritorious defenses and it intends to vigorously defend against the complaint, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. It is possible that this matter could be decided unfavorably to Hertz Global. Hertz Holdings is currently unable to estimate the range of these possible losses, but they could be material to Hertz Holdings' consolidated financial condition, results of operations or cash flows in any particular reporting period.

Governmental Investigations

In June 2014, Hertz Holdings was advised by the staff of the New York Regional Office of the Securities and Exchange Commission ("SEC") that it is investigating the events disclosed in certain of Hertz Holdings’ filings with the SEC. In addition, in December 2014 a state securities regulator requested information and starting in June 2016 Hertz Holdings has had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. The investigations and communications generally involve the restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014, as filed with the SEC on July 16, 2015 (the “Old Hertz Holdings 2014 10-K”) and related accounting for prior periods. Hertz Holdings has and intends to continue to cooperate with all requests related to the foregoing. Due to the stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. Among other matters, the restatements included in the Old Hertz Holdings 2014 Form 10-K addressed a variety of accounting matters involving Hertz Holdings’ Brazil vehicle rental operations.

Additionally, Hertz Holdings has identified certain activities in Brazil that raise issues under the Foreign Corrupt Practices Act and may raise issues under other federal and local laws, which Hertz Holdings has self-reported to appropriate government entities and the processes with these government entities continue. Hertz Holdings is continuing to investigate these issues. Hertz Holdings has established a reserve relating to the activities in Brazil which is not material. However, it is possible that an adverse outcome with respect to the activities in Brazil and the other issues discussed herein could exceed the amount accrued in an amount that could be material to Hertz Holdings' financial condition, results of operations or cash flows in any particular reporting period.

For a discussion of the commitments and contingencies of the indirect subsidiaries of Hertz Holdings, see Note 11, "Lease and Concession Agreements," and Note 17, "Contingencies and Off-Balance Sheet Commitments," to the Notes to its consolidated financial statements included in this 2016 Annual Report under the caption “Item 8—Financial Statements and Supplementary Data.”

Note 3—Dividends

In October 2015, Hertz paid a non-cash dividend to Hertz Investors, Inc. consisting of the full rights to a receivable due from Old Hertz Holdings in the amount of $365 million plus accrued interest. Hertz Investors, Inc. declared and paid the same dividend to Old Hertz Holdings; thereby settling the amount due to Hertz.

Prior to the Spin-Off on June 30, 2016, Hertz paid a non-cash dividend to Hertz Investors, Inc. consisting of the full rights to the receivable due from Old Hertz Holdings under the New Master Loan in the amount of $334 million plus accrued interest. Hertz Investors, Inc. declared and paid the same dividend to Old Hertz Holdings; thereby settling the amount due to Hertz.

Note 4—Share Repurchase

In March 2014, Old Hertz Holdings announced a $1.0 billion share repurchase program (the "2014 repurchase program"). During 2015, Old Hertz Holdings repurchased 37 million shares at an aggregate purchase price of approximately $605 million under the 2014 share repurchase program.

SCHEDULE I (Continued)
HERTZ GLOBAL HOLDINGS, INC.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS (continued)

In connection with the Spin-Off on June 30, 2016, Hertz Holdings' Board approved a share repurchase program that authorized Hertz Holdings to repurchase approximately $395 million worth of shares of its common stock, (the "2016 share repurchase program"), which represents the amount remaining under the Old Hertz Holdings share repurchase program as of the Spin-Off. The 2016 share repurchase program permits Hertz Holdings to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities law. It does not obligate Hertz Holdings to make any repurchases at any specific time or situation. As of December 31, 2016, Hertz Holdings has repurchased two million shares for $100 million under this program.

Since Hertz Holdings does not conduct business itself, it primarily funds repurchases of its common stock using dividends from Hertz or amounts borrowed under the master loan agreement. In February 2017, as further described in Note 7, "Debt," to the Notes to Hertz Global's consolidated financial statements included in this 2016 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data", Hertz amended its credit agreement governing its Senior Facilities which restricts its ability to make dividends and certain restricted payments, including payments to Hertz Holdings for share repurchases.

Note 5—Transactions with Affiliates

Old Hertz Holdings and Hertz entered into a master loan agreement in 2014. In October 2015, Hertz paid a non-cash dividend to Hertz Investors, Inc. consisting of the full rights to a receivable due from Old Hertz Holdings under the Master Loan in the amount of $365 million plus accrued interest. Hertz Investors, Inc. declared and paid the same dividend to Old Hertz Holdings; thereby settling the amount due to Hertz at the time.

In November 2015, Old Hertz Holdings signed a new master loan agreement with Hertz for a facility size of $650 million with an expiration in November 2016 (the "New Master Loan"). There was $345 million due to Hertz under the New Master Loan at December 31, 2015, representing advances under the New Master Loan and any accrued but unpaid interest. Prior to the Spin-Off on June 30, 2016, Hertz paid a non-cash dividend to Hertz Investors, Inc. consisting of the full rights to the receivable due from Old Hertz Holdings under the New Master Loan in the amount of $334 million plus accrued interest. Hertz Investors, Inc. declared and paid the same dividend to Old Hertz Holdings; thereby settling the amount due to Hertz.

On June 30, 2016, Hertz Holdings signed a master loan agreement with Hertz for a facility size of $425 million with an expiration in June 2017 (the "Master Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of December 31, 2016, there was $102 million outstanding under the Master Loan, representing advances under the New Master Loan and any accrued but unpaid interest.

At December 31, 2016 Hertz Holdings has a receivable due from affiliate in the amount of $65 million which represents Hertz's tax related liability to Hertz Holdings.

The above amounts are included in investments in subsidiaries in the accompanying parent-only balance sheets of Hertz Holdings.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

(In millions)

	Balance at Beginning of Period	Additions
		Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
Receivables allowances:
Year Ended December 31, 2016	$36	$51	$(2)	$(43)	(a)	$42
Year Ended December 31, 2015	40	36	(1)	(39)	(a)	36
Year Ended December 31, 2014	42	38	(1)	(39)	(a)	40

Tax valuation allowances:
Year Ended December 31, 2016	$148	$83	$(1)	$—		$230
Year Ended December 31, 2015	222	(47)	(27)	—		148
Year Ended December 31, 2014	262	16	(19)	(37)		222

(a)	Amounts written off, net of recoveries.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

HERTZ GLOBAL HOLDINGS, INC.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this 2016 Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, due to the identification of material weaknesses in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, due to the identification of additional material weaknesses and the fact that certain material weaknesses previously identified in Old Hertz Holdings' 2015 Form 10-K/A filed on March 4, 2016 continue to exist at December 31, 2016, as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Risk Assessment

We did not effectively design and maintain controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting, due in part to dispositions and other changes to the business. This material weakness contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over certain information technology ("IT") systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

(i) user access controls to appropriately segregate duties and adequately restrict user and privileged access to financial applications and data to the appropriate Company personnel, (ii) effective controls to monitor developers’ access to production and adequately capture, document and approve data changes and other IT related activities, and (iii) effective controls related to access and monitoring of critical jobs. These control deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected in a timely manner. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

•
We did not design and maintain effective controls over system-generated reports, spreadsheets and data transfers used in the accounting for estimates related to revenue earning vehicles. Specifically, we did not design and maintain effective controls over ensuring the completeness and accuracy of system-generated reports, spreadsheets and data transfers utilized in the accounting for estimates related to revenue earning vehicles and related payables and receivables. These control deficiencies did not result in a misstatement to the consolidated financial statements.

•
We did not design and maintain effective controls over the accounting for income taxes. Specifically, the Company failed to properly design controls over the accounting for income tax effects related to non-recurring transactions, the provision for income taxes and state deferred tax asset valuation allowances. These control deficiencies resulted in audit adjustments which were identified and corrected in the same period to the income tax provision (benefit), net loss from discontinued operations and deferred tax liabilities accounts in 2016.

Control Activities

•
We did not design and maintain effective controls over the non-fleet procurement process, which was exacerbated by the lack of training of field personnel as part of our 2013 Oracle ERP system implementation. This control deficiency contributed to the previously reported restatement of our financial statements for the years 2012 and 2013, each of the quarters of 2013 including misstatements of direct vehicle and operating expenses, selling, general and administrative expenses, accounts payable and accrued liabilities.

•
We did not design and maintain effective controls over certain accounting estimates. Specifically, we did not design and maintain controls over the effective review of the models, assumptions, and data used in developing estimates or changes made to assumptions and data related to reserve estimates associated with allowances for uncollectible amounts receivable for renter obligations for damaged vehicles. This control deficiency contributed to the previously reported restatement of our financial statements for the years 2012 and 2013, each of the quarters of 2013 including misstatements of direct vehicle and operating expenses, allowance for doubtful accounts, accounts payable and accrued liabilities.

Each of the foregoing control deficiencies could result in material misstatements of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined these control deficiencies constitute material weaknesses.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which appears in this 2016 Annual Report on Form 10-K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

Remediation of Prior Material Weaknesses

Control Environment

Complement of Personnel

We have remediated the material weakness associated with the sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our financial reporting requirements to properly select and apply GAAP in certain circumstances by: (i) hiring personnel with the appropriate experience, certification, education and training for all of the key positions in the financial reporting and accounting function and in some cases creating new positions, including the employment of 77 Certified Public Accountants or Chartered Accountants in the accounting organization, (ii) terminating or disciplining employees involved in the accounting and financial reporting functions in which misstatements were identified during our restatement, (iii) creating a culture of accountability in the accounting organization and enforced policies and procedures including terminating or disciplining employees for non-compliance, (iv) improving communication through regular town hall meetings and introduction of a monthly accounting newsletter and (v) training staff routinely on technical matters and soft-skills.

Accrued Unbilled Revenue

We have remediated the material weakness associated with accrued unbilled revenue by: (i) where necessary, identifying, implementing and documenting controls over appropriate accounting methodologies, data, and assumptions for certain accounts, (ii) training accounting staff to ensure there is a thorough understanding of the underlying methodologies implemented, (iii) establishing policies and procedures for the approval and implementation of new or modified accounting methodologies, (iv) hiring accounting personnel with an appropriate level of knowledge and experience to execute the underlying accounting methodologies and (v) establishing policies and procedures for the review, approval and application of appropriate GAAP for transactions and accounting methodology changes.

Journal Entries

We have remediated the material weakness associated with the review, approval, and documentation of manual journal entries by: (i) establishing comprehensive and clear policies and procedures to govern the completion and review of journal entries and to determine whether manual journal entries recorded in our financial records are properly prepared, supported by adequate documentation, and independently reviewed and approved, (ii) delivering supplemental training to accounting staff with the objective of developing a thorough understanding of the Company’s journal entries policies and review protocols and (iii) enhancing our manual journal entry controls.

Risk Assessment

Account Reconciliations

We have remediated the material weakness associated with ineffectiveness of design over certain business processes including our period-end financial reporting process. This includes (i) the establishment of comprehensive and clear policies and procedures to govern the completion and review of account reconciliations of balance sheet and significant accounts, including independent review, (ii) the delivery of supplemental training to our accounting staff with the objective of developing a thorough understanding of our account reconciliation policies and review protocols and (iii) the design, and where appropriate enhancement of controls over the preparation, analysis and review of significant account reconciliations and closing adjustments required to assess the appropriateness of certain balances at period end.

Monitoring

We have remediated the material weakness associated with controls over monitoring by: (i) the appointment in 2016 of a new Senior Vice President and Chief Audit Executive, with global responsibilities, (ii) the continued hiring of additional resources with an appropriate level of knowledge and expertise, (iii) the supplementation of these personnel with qualified consulting resources to achieve an adequate level of staff, (iv) the reorganization of the internal audit function, (v) enhancing the Company’s risk assessment process, and (vi) the reporting of operational and financial

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

assessments to senior management and the Audit Committee. During 2016, the internal audit and Sarbanes-Oxley Project Management Office teams enhanced (i) our processes associated with the scoping and identification of processes and key controls, (ii) the documentation of these processes and (iii) our testing procedures to promote the consistency and accuracy of conclusions, deliverables and disclosures associated with our financial accounting and reporting requirements. Internal audit demonstrated independence and objectivity and the requisite knowledge and skills necessary for effective assessment of internal controls over financial reporting.

Remediation Efforts and Status of Remaining Material Weaknesses

We have taken certain remediation steps to address the material weaknesses referenced above that continue to remain as of December 31, 2016, and to improve our control over financial reporting. Management of the Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal controls environment.

We have identified and implemented, and continue to identify and implement, actions to improve the effectiveness of our internal control over financial reporting, including plans to enhance our resources and training with respect to financial reporting and disclosure responsibilities and to review such actions and progress with the Audit Committee.

In addition, we have taken, and continue to take, the actions described below to remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section. Until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, the material weaknesses described above will continue to exist.

Control Activities

Non-Fleet Procurement

To address the material weakness over the non-fleet procurement process, we have strengthened processes and controls for manual accruals and journal entries. In addition, we have enhanced the accrual methodology and controls to ensure completeness over our non-fleet procurement liabilities. We have also improved our controls over vendor approval and set up, maintaining support over payables transactions and ensuring appropriate approvals for payables transactions. In September 2016, we substantially completed the outsourcing of certain functions related to global accounts payable processing. Further, during the third quarter of 2016 management implemented the Central Back Office Department for the U.S. Rental Car business to ensure appropriate purchasing methods and processes are being adhered to including; (i) national supplier selection, (ii) coaching and training on proper and timely purchase order initiation and timely receipt of goods and (iii) monitoring user access controls to procurement applications.

Accounting Estimates

To address the material weakness associated with controls over accounting estimates related to allowances for uncollectible amounts receivable for renter obligations for damaged vehicles, we have taken steps to improve our design and maintenance of effective controls for accounting estimates, including (i) where necessary, we have identified, implemented and documented controls over appropriate accounting methodologies, data, and assumptions for certain accounts, (ii) held trainings with accounting staff to ensure there is a thorough understanding of the underlying methodologies implemented, (iii) established policies and procedures for the approval and implementation of new or modified accounting methodologies, (iv) hired accounting personnel with an appropriate level of knowledge and experience to execute the underlying accounting methodologies and (v) established policies and procedures for the review, approval and application of appropriate GAAP for transactions and accounting methodology changes. The remediation of non-fleet procurement and risk assessment material weakness related to fleet key reports and spreadsheets will need to be completed for this material weakness to be fully remediated given the allowances for uncollectible amounts receivable for renter obligations for damaged vehicles estimate depends on information from these processes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

Risk Assessment

To address the material weakness associated with controls in response to the risk of material misstatement we established mechanisms to identify, evaluate, and monitor risks to financial reporting throughout the organization. We implemented a formal enterprise risk assessment process which included considerations for ICFR and risk of material misstatement. We have implemented new procedures and enhanced controls governing our internal management-led Disclosure Committee, sub-certification process, and external reporting processes associated with the review and approval of the content of our SEC filings. In order to consider this material weakness fully remediated, we will continue to identify, evaluate and monitor risks of material misstatement to financial reporting and implement changes to the design of our internal control over financial reporting to respond such risks.

IT Systems

To address the material weakness associated with controls over IT, the remediation efforts expected to be implemented include the following, (i) improving existing controls to monitor developers’ access to production and adequately capture, document and approve data changes and other IT related activities (ii) enhancing the design and operation of control activities and procedures associated with user and administrator access to the affected IT systems, including both preventive and detective control activities (iii) educating and re-training control owners regarding risks, controls and maintaining adequate evidence (iv) clarifying and communicating appropriate roles and responsibilities for controls and systems for both IT and business users and (v) dedicating additional resources to administer IT general controls to promote compliance with policies, procedures, and processes.

System-Generated Reports and Spreadsheets Related to Revenue Earning Vehicles Estimates

To address the material weakness associated with completeness and accuracy of system-generated reports and spreadsheets used in the accounting for estimates related to revenue earning vehicles, management will enhance the design and operation of control activities and procedures associated with the data extraction and transfer to account for revenue earning vehicle estimates.

Income Taxes

To address the material weakness associated with controls over the analysis and assessment of the income tax effects related to non-recurring transactions, the provision for income taxes and state deferred tax asset valuation allowances, the remediation efforts expected to be implemented include the following, (i) implementation of tax provision software, (ii) improvement of the tax provision processes and (iii) enhancing our income tax controls to include specific activities to assess the accounting for significant complex transactions and other tax related judgements.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended December 31, 2016. In October 2016, we transitioned Hertz Claim Management (“HCM”) U.S. third party claims processing to a third service party provider. The Company will continue managing claims opened prior to October 1, 2016 and is projected to complete the transition in 2017.

The transition of HCM to a third party service provider was a change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

THE HERTZ CORPORATION

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this 2016 Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

Officer have concluded that as of December 31, 2016, due to the identification of material weaknesses in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by COSO in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, due to the identification of additional material weaknesses and the fact that certain material weaknesses previously identified in Hertz's 2015 Form 10-K/A filed on March 4, 2016 continue to exist at December 31, 2016, as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Risk Assessment

We did not effectively design and maintain controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting, due in part to dispositions and other changes to the business. This material weakness contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over certain IT systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain: (i) user access controls to appropriately segregate duties and adequately restrict user and privileged access to financial applications and data to the appropriate Company personnel, (ii) effective controls to monitor developers’ access to production and adequately capture, document and approve data changes and other IT related activities, and (iii) effective controls related to access and monitoring of critical jobs. These control deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected in a timely manner. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

•
We did not design and maintain effective controls over system-generated reports, spreadsheets and data transfers used in the accounting for estimates related to revenue earning vehicles. Specifically, we did not design and maintain effective controls over ensuring the completeness and accuracy of system-generated reports, spreadsheets and data transfers utilized in the accounting for estimates related to revenue earning

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

vehicles and related payables and receivables. These control deficiencies did not result in a misstatement to the consolidated financial statements.

•
We did not design and maintain effective controls over the accounting for income taxes. Specifically, the Company failed to properly design controls over the accounting for income tax effects related to non-recurring transactions, the provision for income taxes and state deferred tax asset valuation allowances. These control deficiencies resulted in audit adjustments which were identified and corrected in the same period to the income tax provision (benefit), net loss from discontinued operations and deferred tax liabilities accounts in 2016.

Control Activities

•
We did not design and maintain effective controls over the non-fleet procurement process, which was exacerbated by the lack of training of field personnel as part of our 2013 Oracle ERP system implementation. This control deficiency contributed to the previously reported restatement of our financial statements for the years 2012 and 2013, each of the quarters of 2013 including misstatements of direct vehicle and operating expenses, selling, general and administrative expenses, accounts payable and accrued liabilities.

•
We did not design and maintain effective controls over certain accounting estimates. Specifically, we did not design and maintain controls over the effective review of the models, assumptions, and data used in developing estimates or changes made to assumptions and data related to reserve estimates associated with allowances for uncollectible amounts receivable for renter obligations for damaged vehicles. This control deficiency contributed to the previously reported restatement of our financial statements for the years 2012 and 2013, each of the quarters of 2013 including misstatements of direct vehicle and operating expenses, allowance for doubtful accounts, accounts payable and accrued liabilities.

Each of the foregoing control deficiencies could result in material misstatements of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined these control deficiencies constitute material weaknesses.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report, which appears in this 2016 Annual Report on Form 10-K.

Remediation of Prior Material Weaknesses

Control Environment

Complement of Personnel

We have remediated the material weakness associated with the sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our financial reporting requirements to properly select and apply GAAP in certain circumstances by: (i) hiring personnel with the appropriate experience, certification, education and training for all of the key positions in the financial reporting and accounting function and in some cases creating new positions, including the employment of 77 Certified Public Accountants or Chartered Accountants in the accounting organization, (ii) terminating or disciplining employees involved in the accounting and financial reporting functions in which misstatements were identified during our restatement, (iii) creating a culture of accountability in the accounting organization and enforced policies and procedures including terminating or disciplining employees for non-compliance, (iv) improving communication through regular town hall meetings and introduction of a monthly accounting newsletter and (v) training staff routinely on technical matters and soft-skills.

Accrued Unbilled Revenue

We have remediated the material weakness associated with accrued unbilled revenue by: (i) where necessary, identifying, implementing and documenting controls over appropriate accounting methodologies, data, and assumptions

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

for certain accounts, (ii) training accounting staff to ensure there is a thorough understanding of the underlying methodologies implemented, (iii) establishing policies and procedures for the approval and implementation of new or modified accounting methodologies, (iv) hiring accounting personnel with an appropriate level of knowledge and experience to execute the underlying accounting methodologies and (v) establishing policies and procedures for the review, approval and application of appropriate GAAP for transactions and accounting methodology changes.

Journal Entries

We have remediated the material weakness associated with the review, approval, and documentation of manual journal entries by: (i) establishing comprehensive and clear policies and procedures to govern the completion and review of journal entries and to determine whether manual journal entries recorded in our financial records are properly prepared, supported by adequate documentation, and independently reviewed and approved, (ii) delivering supplemental training to accounting staff with the objective of developing a thorough understanding of the Company’s journal entries policies and review protocols and (iii) enhancing our manual journal entry controls.

Risk Assessment

Account Reconciliations

We have remediated the material weakness associated with ineffectiveness of design over certain business processes including our period-end financial reporting process. This includes (i) the establishment of comprehensive and clear policies and procedures to govern the completion and review of account reconciliations of balance sheet and significant accounts, including independent review, (ii) the delivery of supplemental training to our accounting staff with the objective of developing a thorough understanding of our account reconciliation policies and review protocols and (iii) the design, and where appropriate enhancement of controls over the preparation, analysis and review of significant account reconciliations and closing adjustments required to assess the appropriateness of certain balances at period end.

Monitoring

We have remediated the material weakness associated with controls over monitoring by: (i) the appointment in 2016 of a new Senior Vice President and Chief Audit Executive, with global responsibilities, (ii) the continued hiring of additional resources with an appropriate level of knowledge and expertise, (iii) the supplementation of these personnel with qualified consulting resources to achieve an adequate level of staff, (iv) the reorganization of the internal audit function, (v) enhancing the Company’s risk assessment process, and (vi) the reporting of operational and financial assessments to senior management and the Audit Committee. During 2016, the internal audit and Sarbanes-Oxley Project Management Office teams enhanced (i) our processes associated with the scoping and identification of processes and key controls, (ii) the documentation of these processes and (iii) our testing procedures to promote the consistency and accuracy of conclusions, deliverables and disclosures associated with our financial accounting and reporting requirements. Internal audit demonstrated independence and objectivity and the requisite knowledge and skills necessary for effective assessment of internal controls over financial reporting.

Remediation Efforts and Status of Remaining Material Weaknesses

We have taken certain remediation steps to address the material weaknesses referenced above that continue to remain as of December 31, 2016, and to improve our control over financial reporting. Management of the Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal controls environment.

We have identified and implemented, and continue to identify and implement, actions to improve the effectiveness of our internal control over financial reporting, including plans to enhance our resources and training with respect to financial reporting and disclosure responsibilities and to review such actions and progress with the Audit Committee.

In addition, we have taken, and continue to take, the actions described below to remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

remediation efforts described in this section. Until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, the material weaknesses described above will continue to exist.

Control Activities

Non-Fleet Procurement

To address the material weakness over the non-fleet procurement process, we have strengthened processes and controls for manual accruals and journal entries. In addition, we have enhanced the accrual methodology and controls to ensure completeness over our non-fleet procurement liabilities. We have also improved our controls over vendor approval and set up, maintaining support over payables transactions and ensuring appropriate approvals for payables transactions. In September 2016, we substantially completed the outsourcing of certain functions related to global accounts payable processing. Further, during the third quarter of 2016 management implemented the Central Back Office Department for the U.S. Rental Car business to ensure appropriate purchasing methods and processes are being adhered to including; (i) national supplier selection, (ii) coaching and training on proper and timely purchase order initiation and timely receipt of goods and (iii) monitoring user access controls to procurement applications.

Accounting Estimates

To address the material weakness associated with controls over accounting estimates related to allowances for uncollectible amounts receivable for renter obligations for damaged vehicles, we have taken steps to improve our design and maintenance of effective controls for accounting estimates, including (i) where necessary, we have identified, implemented and documented controls over appropriate accounting methodologies, data, and assumptions for certain accounts, (ii) held trainings with accounting staff to ensure there is a thorough understanding of the underlying methodologies implemented, (iii) established policies and procedures for the approval and implementation of new or modified accounting methodologies, (iv) hired accounting personnel with an appropriate level of knowledge and experience to execute the underlying accounting methodologies and (v) established policies and procedures for the review, approval and application of appropriate GAAP for transactions and accounting methodology changes. The remediation of non-fleet procurement and risk assessment material weakness related to fleet key reports and spreadsheets will need to be completed for this material weakness to be fully remediated given the allowances for uncollectible amounts receivable for renter obligations for damaged vehicles estimate depends on information from these processes.

Risk Assessment

To address the material weakness associated with controls in response to the risk of material misstatement we established mechanisms to identify, evaluate, and monitor risks to financial reporting throughout the organization. We implemented a formal enterprise risk assessment process which included considerations for ICFR and risk of material misstatement. We have implemented new procedures and enhanced controls governing our internal management-led Disclosure Committee, sub-certification process, and external reporting processes associated with the review and approval of the content of our SEC filings. In order to consider this material weakness fully remediated, we will continue to identify, evaluate and monitor risks of material misstatement to financial reporting and implement changes to the design of our internal control over financial reporting to respond such risks.

IT Systems

To address the material weakness associated with controls over IT, the remediation efforts expected to be implemented include the following, (i) improving existing controls to monitor developers’ access to production and adequately capture, document and approve data changes and other IT related activities (ii) enhancing the design and operation of control activities and procedures associated with user and administrator access to the affected IT systems, including both preventive and detective control activities (iii) educating and re-training control owners regarding risks, controls and maintaining adequate evidence (iv) clarifying and communicating appropriate roles and responsibilities for controls and systems for both IT and business users and (v) dedicating additional resources to administer IT general controls to promote compliance with policies, procedures, and processes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

System-Generated Reports and Spreadsheets Related to Revenue Earning Vehicles Estimates

To address the material weakness associated with completeness and accuracy of system-generated reports and spreadsheets used in the accounting estimates related to revenue earning vehicles, management will enhance the design and operation of control activities and procedures associated with the data extraction and transfer to account for revenue earning vehicle estimates.

Income Taxes

To address the material weakness associated with controls over the analysis and assessment of the income tax effects related to non-recurring transactions, the provision for income taxes and state deferred tax asset valuation allowances, the remediation efforts expected to be implemented include the following, (i) implementation of tax provision software, (ii) improvement of the tax provision processes and (iii) enhancing our income tax controls to include specific activities to assess the accounting for significant complex transactions and other tax related judgements.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended December 31, 2016. In October 2016, we transitioned Hertz Claim Management (“HCM”) U.S. third party claims processing to a third service party provider. The Company will continue managing claims opened prior to October 1, 2016 and is projected to complete the transition in 2017.

The transition of HCM to a third party service provider was a change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Hertz Global incorporates by reference the information appearing under “Election of Directors,” “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” in Hertz Global's definitive Proxy Statement for Hertz Global's 2017 Annual Meeting of Stockholders (the “Proxy Statement”).
Information required by this item with respect to Hertz is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Hertz Global incorporates by reference the information appearing under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

Information required by this item with respect to Hertz is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Hertz Global incorporates by reference the information appearing under “Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in the Proxy Statement.

Information required by this item with respect to Hertz is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Hertz Global incorporates by reference the information appearing under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” in the Proxy Statement.

Information required by this item with respect to Hertz is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees for services performed by the Company's principal accounting firm, PricewaterhouseCoopers LLP, during fiscal years 2016 and 2015 were as follows:

(In millions)	2016	2015
Audit fees(1)	$14	$18
Audit‑related fees(2)	1	1
Tax fees(3)	1	1
All other fees	—	—
Total	$16	$20

(1) Audit fees were for services rendered in connection with (i) the audit of the financial statements included in the Hertz Global and Hertz Annual Reports on Form 10-K, (ii) reviews of the financial statements included in the Hertz Global and Hertz Quarterly Reports on Form 10‑Q, (iii) attestation of the effectiveness of internal controls over financial reporting for Hertz Global and Hertz, (iv) statutory audits and (v) providing comfort letters in connection with our financing transactions. Audit fees related to the Company's discontinued operations were $1 million and $3 million for the years ended December 31, 2016 and 2015, respectively. See Note 3, "Discontinued Operations" for further information regarding the Spin-Off.
(2) Audit‑related fees were for services rendered in connection with due diligence, assurance services, and employee benefit plan audits.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES (Continued)

(3) Tax fees related to our Like Kind Exchange Program and tax audit assistance.

Our Audit Committee’s charter requires the Audit Committee to pre‑approve all audit and permitted non‑audit services to be performed by our independent registered public accounting firm; however, the Audit Committee is permitted to delegate pre‑approval authority to the Chair of the Audit Committee, who must then provide a report to the full Audit Committee at its next scheduled meeting. All audit and non‑audit fees were pre‑approved by the Audit Committee.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2016 Annual Report:

			Page
(a)	1.	Financial Statements:
		Our financial statements filed herewith are set forth in Part II, Item 8 of this 2016 Annual Report as follows:
		(A) Hertz Global Holdings, Inc. and Subsidiaries—
		Report of Independent Registered Certified Public Accounting Firm	76
		Consolidated Balance Sheets	80
		Consolidated Statements of Operations	81
		Consolidated Statements of Comprehensive Income (Loss)	82
		Consolidated Statements of Changes in Equity	83
		Consolidated Statements of Cash Flows	84
		Notes to Consolidated Financial Statements	92
		(B) The Hertz Corporation and Subsidiaries—
		Report of Independent Registered Certified Public Accounting Firm	78
		Consolidated Balance Sheets	86
		Consolidated Statements of Operations	87
		Consolidated Statements of Comprehensive Income (Loss)	88
		Consolidated Statements of Changes in Equity	89
		Consolidated Statements of Cash Flows	90
		Notes to Consolidated Financial Statements	92
	2.	Financial Statement Schedules:
		Our financial statement schedules filed herewith are set forth in Part II, Item 8 of this 2016 Annual Report as follows:
		(A) Hertz Global Holdings, Inc.—Schedule I—Condensed Financial Information of Registrant	170
		(B) Hertz Global Holdings, Inc. and Subsidiaries and The Hertz Corporation and Subsidiaries-Schedule II—Valuation and Qualifying Accounts	177
	3.	Exhibits:

The attached list of exhibits in the “Exhibit Index” immediately following the signature pages to this 2016 Annual Report is filed as part of this 2016 Annual Report and is incorporated herein by reference in response to this item.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lee County, Florida on the 6th day of March, 2017.

HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)

By:	/s/ THOMAS C. KENNEDY
Name:	Thomas C. Kennedy
Title:	Senior Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 6, 2017:

Signature	Title

/s/ HENRY R. KEIZER	Independent Non-Executive Chairman of the Board of Directors
Henry R. Keizer

/s/ KATHRYN V. MARINELLO	President and Chief Executive Officer, Director
Kathryn V. Marinello

/s/ THOMAS C. KENNEDY	Senior Executive Vice President and Chief Financial Officer
Thomas C. Kennedy

/s/ ROBIN C. KRAMER	Senior Vice President and Chief Accounting Officer
Robin C. Kramer

/s/ DAVID A. BARNES	Director
David A. Barnes

/s/ CAROLYN N. EVERSON	Director
Carolyn N. Everson

/s/ VINCENT J. INTRIERI	Director
Vincent J. Intrieri

/s/ SAMUEL MERKSAMER	Director
Samuel Merksamer

/s/ DANIEL A. NINIVAGGI	Director
Daniel A. Ninivaggi

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description
2	Hertz Holdings Hertz
Separation and Distribution Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and Herc Holdings Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

3.1.1	Hertz Holdings
Amended and Restated Certificate of Incorporation of Hertz Global Holdings, Inc., effective June 30, 2016 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

3.1.2	Hertz
Restated Certificate of Incorporation, dated April 30, 1997, of The Hertz Corporation (Incorporated by reference to Exhibit 3(a) to the Current Report on Form 8-K of The Hertz Corporation (File No. 001-07541), as filed on May 1, 1997).

3.1.3	Hertz
Certificate of Amendment, dated May 3, 2001, of Restated Certificate of Incorporation of The Hertz Corporation (Incorporated by reference to Exhibit 3(i) to the Quarterly Report on From 10-Q of The Hertz Corporation (File No. 001-07541), as filed on August 7, 2001).

3.1.4	Hertz
Certificate of Amendment, dated November 20, 2006, of Restated Certificate of Incorporation of The Hertz Corporation (Incorporated by reference to Exhibit 3.1.1 to Amendment No. 3 to the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-13849), as filed on December 4, 2006).

3.2.1	Hertz Holdings
Amended and Restated By-laws of Hertz Global Holdings, Inc., effective June 30, 2016 (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

3.2.2	Hertz
Amended and Restated By-Laws of The Hertz Corporation, effective May 15, 2013 (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of The Hertz Corporation (File No. 001-07541), as filed on May 17, 2013).

4.1.1	Hertz Holdings Hertz
Indenture, dated as of December 20, 2010, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes Due 2021 (Incorporated by reference to Exhibit 4.3.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 25, 2011).

4.1.2	Hertz Holdings Hertz
First Supplemental Indenture, dated as of March 11, 2011, among Hertz Entertainment Services Corporation, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.3.2 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-173023), as filed on March 23, 2011).

4.1.3	Hertz Holdings Hertz
Second Supplemental Indenture, dated as of March 21, 2011, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.3.3 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-173023), as filed on March 23, 2011).

4.1.4	Hertz Holdings Hertz
Third Supplemental Indenture, dated as of September 2, 2011, among Donlen Corporation, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.3.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 7, 2011).

4.1.5	Hertz Holdings Hertz
Fourth Supplemental Indenture, dated as of February 27, 2012, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.3.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 4, 2012).

4.1.6	Hertz Holdings Hertz
Fifth Supplemental Indenture, dated as of March 30, 2012, among Cinelease Holdings, Inc., Cinelease, Inc., Cinelease, LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.3.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 4, 2012).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
4.1.7	Hertz Holdings Hertz
Sixth Supplemental Indenture, dated as of March 8, 2013, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., DTG Supply, Inc., Thrifty Car Sales, Inc., Thrifty Rent-A-Car System, Inc., TRAC Asia Pacific, Inc., Thrifty Insurance Agency, Inc., The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.2.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).

4.1.8	Hertz Holdings Hertz
Seventh Supplemental Indenture, dated as of February 5, 2014, among Firefly Rent A Car LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.2.8 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.1.9	Hertz Holdings Hertz
Eighth Supplemental Indenture, dated as of May 28, 2015, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.2.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.1.10	Hertz Holdings Hertz
Ninth Supplemental Indenture, dated as of December 29, 2015, among Rental Car Group Company, LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.375% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.2.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 29, 2016.

4.2.1	Hertz Holdings Hertz
Indenture, dated as of February 8, 2011, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes Due 2019 (Incorporated by reference to Exhibit 4.4.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 25, 2011).

4.2.2	Hertz Holdings Hertz
First Supplemental Indenture, dated as of March 11, 2011, among Hertz Entertainment Services Corporation, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.4.2 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-173023), as filed on March 23, 2011).

4.2.3	Hertz Holdings Hertz
Second Supplemental Indenture, dated as of September 2, 2011, among Donlen Corporation, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.4.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 7, 2011).

4.2.4	Hertz Holdings Hertz
Third Supplemental Indenture, dated as of February 27, 2012, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.4.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 4, 2012).

4.2.5	Hertz Holdings Hertz
Fourth Supplemental Indenture, dated as of March 30, 2012, among Cinelease Holdings, Inc., Cinelease, Inc., Cinelease, LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.4.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 4, 2012).

4.2.6	Hertz Holdings Hertz
Fifth Supplemental Indenture, dated as of March 8, 2013, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., DTG Supply, Inc., Thrifty Car Sales, Inc., Thrifty Rent-A-Car System, Inc., TRAC Asia Pacific, Inc., Thrifty Insurance Agency, Inc., The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.3.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
4.2.7	Hertz Holdings Hertz
Sixth Supplemental Indenture, dated as of February 5, 2014, among Firefly Rent A Car LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.3.8 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.2.8	Hertz Holdings Hertz
Seventh Supplemental Indenture, dated as of May 28, 2015, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.3.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.2.9	Hertz Holdings Hertz
Eighth Supplemental Indenture, dated as of December 29, 2015, among Rental Car Group Company, LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.75% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.3.9 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 29, 2016).

4.3.1	Hertz Holdings Hertz
Indenture, dated as of October 16, 2012, between The Hertz Corporation (as successor-in-interest to HDTFS, Inc.), as Issuer, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of notes in series (Incorporated by reference to Exhibit 4.6.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 2, 2012).

4.3.2	Hertz Holdings Hertz
First Supplemental Indenture, dated as of October 16, 2012, between The Hertz Corporation (as successor-in-interest to HDTFS, Inc.), as Issuer, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.875% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.6.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 2, 2012).

4.3.3	Hertz Holdings Hertz
Second Supplemental Indenture, dated as of October 16, 2012, between The Hertz Corporation (as successor-in-interest to HDTFS, Inc.), as Issuer, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.250% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.6.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 2, 2012).

4.3.4	Hertz Holdings Hertz
Third Supplemental Indenture, dated as of November 19, 2012, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.875% Senior Notes due 2020 and the 6.250% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.4.4 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-186328), as filed on January 31, 2013).

4.3.5	Hertz Holdings Hertz
Fourth Supplemental Indenture, dated as of March 8, 2013, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., DTG Supply, Inc., Thrifty Car Sales, Inc., Thrifty Rent-A-Car System, Inc., TRAC Asia Pacific, Inc., Thrifty Insurance Agency, Inc., The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.875% Senior Notes due 2020 and the 6.250% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.4.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).

4.3.6	Hertz Holdings Hertz
Fifth Supplemental Indenture, dated as of March 28, 2013, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 4.250% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.4.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).

4.3.7	Hertz Holdings Hertz
Sixth Supplemental Indenture, dated as of February 5, 2014, among Firefly Rent A Car LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.875% Senior Notes due 2020, the 6.250% Senior Notes due 2022, and the 4.250% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.4.9 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
4.3.8	Hertz Holdings Hertz
Seventh Supplemental Indenture, dated as of May 28, 2015, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.875% Senior Notes due 2020, the 6.250% Senior Notes due 2022 and the 4.250% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.4.10 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.3.9	Hertz Holdings Hertz
Eighth Supplemental Indenture, dated as of December 29, 2015, among Rental Car Group Company, LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 5.875% Senior Notes due 2020, the 6.250% Senior Notes due 2022 and the 4.250% Senior Notes due 2018 (Incorporated by reference to Exhibit 4.4.9 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 29, 2016).

4.4.1	Hertz Holdings Hertz
Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Rental Car Asset Backed Notes (Issuable in Series) (Incorporated by reference to Exhibit 4.5.81to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.4.2	Hertz Holdings Hertz
Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of September 18, 2009, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor (Incorporated by reference to Exhibit 4.9.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 6, 2009).

4.4.3	Hertz Holdings Hertz
Amendment No. 1 to the Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of December 21, 2010, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor (Incorporated by reference to Exhibit 4.6.4 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 25, 2011).

4.4.4	Hertz Holdings Hertz
Amendment No. 2 to the Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of November 25, 2013, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor (Incorporated by reference to Exhibit 4.5.4 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.4.5	Hertz Holdings Hertz
Second Amended and Restated Participation, Purchase and Sale Agreement, dated as of September 18, 2009, among Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer (Incorporated by reference to Exhibit 4.9.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 6, 2009).

4.4.6	Hertz Holdings Hertz
Amendment No. 1 to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 21, 2010, among The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz General Interest LLC (Incorporated by reference to Exhibit 4.6.6 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 25, 2011).

4.4.7	Hertz Holdings Hertz
Fourth Amended and Restated Collateral Agency Agreement, dated as of November 25, 2013, among Hertz Vehicle Financing LLC, as a Grantor, Hertz General Interest LLC, as a Grantor, DTG Operations, Inc., as a Grantor, The Hertz Corporation, as a Grantor and as Collateral Servicer, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, and the various financing sources, beneficiaries and grantors party thereto from time to time (Incorporated by reference to Exhibit 4.5.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.4.8	Hertz Holdings Hertz
Second Amended and Restated Administration Agreement, dated as of September 18, 2009, among The Hertz Corporation, as Administrator, Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.12 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 6, 2009).

4.4.9	Hertz Holdings Hertz
Waiver Agreement, dated as of July 18, 2014, among Hertz Vehicle Financing LLC, The Hertz Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
4.4.10	Hertz Holdings Hertz
Waiver Agreement, dated as of December 5, 2014, among Hertz Vehicle Financing LLC, The Hertz Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 5, 2014).

4.4.11	Hertz Holdings Hertz
Waiver Agreement, dated as of May 28, 2015, among Hertz Vehicle Financing LLC, The Hertz Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.5.13 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.4.12	Hertz Holdings Hertz
Amendment No. 3 to the Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of May 28, 2015, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor (Incorporated by reference to Exhibit 4.5.14 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.4.13	Hertz Holdings Hertz
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

4.4.14	Hertz Holdings Hertz
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

4.4.15	Hertz Holdings Hertz
Amendment No. 4 to the Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of February 22, 2017, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor.*

4.5.1	Hertz Holdings Hertz
Series 2013-1 Supplement, dated as of January 23, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.10 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-186328), as filed on January 31, 2013).

4.5.2	Hertz Holdings Hertz
Amendment No. 1 to Series 2013-1 Supplement, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary (Incorporated by reference to Exhibit 4.10.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.6.1	Hertz Holdings Hertz
Amended and Restated Base Indenture, dated as of February 14, 2007, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.163 to Dollar Thrifty Automotive Group, Inc.'s Form 10-Q for the quarterly period ended March 31, 2007, filed May 7, 2007 (File No. 001-13647)).

4.6.2	Hertz Holdings Hertz
Second Amended and Restated Master Collateral Agency Agreement, dated as of February 14, 2007, among Dollar Thrifty Automotive Group, Inc., Rental Car Finance Corp., DTG Operations, Inc., various financing sources and beneficiaries party thereto and Deutsche Bank Trust Company Americas, as master collateral agent (incorporated by reference to Exhibit 4.170 to Dollar Thrifty Automotive Group, Inc.'s Form 10-Q for the quarterly period ended March 31, 2007, filed May 7, 2007 (File No. 001-13647)).

4.7.1	Hertz Holdings Hertz
Amendment No. 1 to Second Amended and Restated Master Collateral Agency Agreement, dated as of June 2, 2009, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Rental Car Finance Corp., the financing sources and beneficiaries named therein and Deutsche Bank Trust Company Americas, as master collateral agent (incorporated by reference to Exhibit 4.210 to Dollar Thrifty Automotive Group, Inc.'s Form 8-K, filed June 8, 2009 (File No. 001-13647)).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
4.7.2	Hertz Holdings Hertz
Third Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of June 17, 2015, among Rental Car Finance Corp., as lessor, DTG Operations, Inc., as lessee and servicer, The Hertz Corporation, as lessee and guarantor, and those permitted lessees from time to time becoming lessees and servicers thereunder, and Dollar Thrifty Automotive Group, Inc., as master servicer (Incorporated by reference to Exhibit 4.14.12 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.7.3	Hertz Holdings Hertz
Amendment No. 2 to Second Amended and Restated Master Collateral Agency Agreement, dated as of July 18, 2011, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as master collateral agent (incorporated by reference to Exhibit 4.240 to Dollar Thrifty Automotive Group, Inc.'s Form 10-Q for the quarterly period ended June 30, 2011, filed August 8, 2011 (File No. 001-13647)).

4.7.4	Hertz Holdings Hertz
Fourth Amended and Restated Series 2010-3 Supplement, dated as of June 17, 2015, among Rental Car Finance Corp., as issuer, Deutsche Bank Trust Company Americas, as trustee, and Hertz Vehicle Financing II LP, as Series 2010-3 Noteholder (Incorporated by reference to Exhibit 4.14.11 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.7.5	Hertz Holdings Hertz
Amendment No. 1, dated as of December 3, 2015, to the Third Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of December 3, 2015, among Rental Car Finance Corp., as lessor, DTG Operations, Inc., as lessee and servicer, The Hertz Corporation, as lessee and guarantor, and those permitted lessees from time to time becoming lessees and servicers thereunder, and Dollar Thrifty Automotive Group, Inc., as master servicer (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 8, 2015).

4.7.6	Hertz Holdings Hertz
Amendment No. 3 to the Second Amended and Restated Master Collateral Agency Agreement, dated as of December 3, 2015, among Dollar Thrifty Automotive Group, Inc., Rental Car Finance Corp., DTG Operations, Inc., various financing sources and beneficiaries party thereto and Deutsche Bank Trust Company Americas, as master collateral agent (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 8, 2015).

4.7.7	Hertz Holdings Hertz
Amendment No. 1, dated as of December 3, 2015, to the Fourth Amended and Restated Series 2010-3 Supplement, dated as of July 17, 2015, among Rental Car Finance Corp., as issuer, Deutsche Bank Trust Company Americas, as trustee, and Hertz Vehicle Financing II LP, as Series 2010-3 Noteholder (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 8, 2015).

4.8	Hertz Holdings Hertz
Amended and Restated Series 2010-3 Administration Agreement, dated as of June 17, 2015, among Rental Car Finance Corp., The Hertz Corporation, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 4.11.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.9.1	Hertz Holdings Hertz
Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement (Series 2013-G1), dated as of October 31, 2014, among The Hertz Corporation, as Lessee, Servicer, and Guarantor, DTG Operations, Inc., as a Lessee, Hertz Vehicle Financing LLC, as Lessor, and those permitted lessees from time to time becoming lessees thereunder (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
4.9.2	Hertz Holdings Hertz
Amended and Restated Series 2013-G1 Supplement, dated as of October 31, 2014, among Hertz Vehicle Financing LLC, as Issuer, Hertz Vehicle Financing II LP, as Series 2013-G1 Noteholder, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.9.3	Hertz Holdings Hertz
Amended and Restated Series 2013-G1 Administration Agreement, dated as of October 31, 2014, among The Hertz Corporation, Hertz Vehicle Financing LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.9.4	Hertz Holdings Hertz
Amendment No. 1 to the Amended and Restated Series 2013-G1 Supplement, dated as of June 17, 2015, among Hertz Vehicle Financing LLC, as Issuer, Hertz Vehicle Financing II LP, as Series 2013-G1 Noteholder, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.12.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.9.5	Hertz Holdings Hertz
Amendment No. 2 to the Amended and Restated Series 2013-G1 Supplement, dated as of February 22, 2017, among Hertz Vehicle Financing LLC, as Issuer, Hertz Vehicle Financing II LP, as Series 2013-G1 Noteholder, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.*

4.9.6	Hertz Holdings Hertz
Amendment No. 1 to the Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement (Series 2013-G1), dated as of February 22 2017, among The Hertz Corporation, as Lessee, Servicer, and Guarantor, DTG Operations, Inc., as a Lessee, Hertz Vehicle Financing LLC, as Lessor, and those permitted lessees from time to time becoming lessees thereunder.*

4.10	Hertz Holdings Hertz
Master Purchase and Sale Agreement, dated as of November 25, 2013, among The Hertz Corporation, as Transferor, Hertz General Interest LLC, as Transferor, Hertz Vehicle Financing LLC, as Transferor, and the new transferors party thereto from time to time (Incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.11.1	Hertz Holdings Hertz
Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Rental Car Asset Backed Notes (Issuable in Series) (Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.11.2	Hertz Holdings Hertz
Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
4.11.3	Hertz Holdings Hertz
Third Amended and Restated Series 2013-A Supplement, dated as of February 3, 2017, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.*

4.11.4	Hertz Holdings Hertz
Amended and Restated Group II Supplement, dated as of June 17, 2015, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.14.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.11.5	Hertz Holdings Hertz
Third Amended and Restated Series 2013-B Supplement, dated as of February 3, 2017, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group II Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group II Supplement, dated as of June 17, 2015, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, as amended by Amendment No. 1 thereto, dated as of December 3, 2015, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.*

4.11.6	Hertz Holdings Hertz
Amended and Restated Group I Administration Agreement, dated as of October 31, 2014, among The Hertz Corporation, Hertz Vehicle Financing II LP, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.11.7	Hertz Holdings Hertz
Amended and Restated Group II Administration Agreement, dated as of June 17, 2015, among The Hertz Corporation, Hertz Vehicle Financing II LP, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.14.10 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.11.8	Hertz Holdings Hertz
Waiver and Consent, dated as of May 16, 2014, among The Hertz Corporation, Hertz Vehicle Financing II LP, Hertz Vehicle Financing LLC, Rental Car Finance Corp., DTG Operations, Inc. and the Lenders party thereto (Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.11.9	Hertz Holdings Hertz
Amendment No. 1 to the Amended and Restated Group I Supplement, dated as of June 17, 2015, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.14.13 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
4.11.10	Hertz Holdings Hertz
Amendment No. 1, dated as of December 3, 2015, to the Amended and Restated Group II Supplement, dated as of June 17, 2015, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 8, 2015).

4.12	Hertz Holdings Hertz
Extension of Waiver and Consent, dated as of June 12, 2014, among The Hertz Corporation, Hertz Vehicle Financing II LP, Hertz Vehicle Financing LLC, Rental Car Finance Corp., DTG Operations, Inc. and the Lenders party thereto (Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.13	Hertz Holdings Hertz
Waiver, Amendment and Consent, dated as of October 31, 2014, among The Hertz Corporation, Hertz Vehicle Financing II LP, Hertz Vehicle Financing LLC, Rental Car Finance Corp., DTG Operations, Inc., the Lenders party thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2014).

4.14	Hertz Holdings Hertz
Waiver and Consent, dated as of June 17, 2015 among The Hertz Corporation, Hertz Vehicle Financing II LP, The Bank of New York Mellon Trust Company, N.A., and the Lenders party thereto (Incorporated by reference to Exhibit 4.19 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.15.1	Hertz Holdings Hertz
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

4.15.2	Hertz Holdings Hertz
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

10.1.1	Hertz Holdings Hertz
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

10.1.2	Hertz Holdings Hertz
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

10.1.3	Hertz Holdings Hertz
First Amendment, dated as of February 3, 2017, to the Credit Agreement, dated as of June 30, 2016, among The Hertz Corporation, the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on February 6, 2017).

10.1.4	Hertz Holdings Hertz
Second Amendment, dated as of February 15, 2017, to the Credit Agreement, dated as of June 30, 2016, among The Hertz Corporation, the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent.*

10.2.1	Hertz Holdings Hertz
Hertz Global Holdings, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 99.1 to Hertz Global Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-212249), as filed on June 24, 2016).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
10.2.2	Hertz Holdings Hertz
Form of Performance Stock Unit Agreement under the Omnibus Incentive Plan of the Registrant (form used for Adjusted Corporate EBITDA awards) (Incorporated by reference to Exhibit 10.2.2 to Amendment No. 3 of the Registration Statement on Form 10 of Hertz Rental Car Holding Company, Inc. (File No. 001-37665), as filed on May 20, 2016).†

10.2.3	Hertz Holdings Hertz
Form of Performance Stock Unit Agreement under the Omnibus Incentive Plan of the Registrant (form used for Donlen Adjusted Corporate EBITDA awards) (Incorporated by reference to Exhibit 10.2.3 to Amendment No. 3 of the Registration Statement on Form 10 of Hertz Rental Car Holding Company, Inc. (File No. 001-37665), as filed on May 20, 2016).†

10.2.4	Hertz Holdings Hertz
Form of Performance Stock Unit Agreement under the Omnibus Incentive Plan of the Registrant (form used for EBITDA margin awards) (Incorporated by reference to Exhibit 10.2.4 to Amendment No. 3 of the Registration Statement on Form 10 of Hertz Rental Car Holding Company, Inc. (File No. 001-37665), as filed on May 20, 2016).†

10.2.5	Hertz Holdings Hertz
Form of Performance Stock Unit Agreement under the Omnibus Incentive Plan of the Registrant (form used for NPS awards) (Incorporated by reference to Exhibit 10.2.5 to Amendment No. 3 of the Registration Statement on Form 10 of Hertz Rental Car Holding Company, Inc. (File No. 001-37665), as filed on May 20, 2016).†

10.2.6	Hertz Holdings Hertz
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.2.6 to Amendment No. 3 of the Registration Statement on Form 10 of Hertz Rental Car Holding Company, Inc. (File No. 001-37665), as filed on May 20, 2016).†

10.2.7	Hertz Holdings Hertz
Form of Restricted Stock Unit Agreement under the Omnibus Incentive Plan of the Registrant (form used for 3 year cliff vested awards) (Incorporated by reference to Exhibit 10.2.7 to Amendment No. 3 of the Registration Statement on Form 10 of Hertz Rental Car Holding Company, Inc. (File No. 001-37665), as filed on May 20, 2016).†

10.2.8	Hertz Holdings Hertz
Form of Employee Stock Option Agreement under the Omnibus Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.2.8 to Amendment No. 3 of the Registration Statement on Form 10 of Hertz Rental Car Holding Company, Inc. (File No. 001-37665), as filed on May 20, 2016).†

10.2.9	Hertz Holdings Hertz
Form of Non-Employee Director Restricted Stock Unit Agreement under the Omnibus Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.2.9 to Amendment No. 3 of the Registration Statement on Form 10 of Hertz Rental Car Holding Company, Inc. (File No. 001-37665), as filed on May 20, 2016).†

10.3	Hertz Holdings Hertz
The Hertz Corporation Supplemental Retirement and Savings Plan (as amended and restated, effective December 19, 2014) (Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).†

10.4	Hertz Holdings Hertz
The Hertz Corporation Supplemental Executive Retirement Plan (as amended and restated, effective October 22, 2014) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on October 22, 2014).†

10.5	Hertz Holdings Hertz
The Hertz Corporation Benefit Equalization Plan (as amended and restated, effective October 22, 2014) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on October 22, 2014).†

10.6	Hertz Holdings Hertz
Hertz Global Holdings, Inc. Senior Executive Bonus Plan, effective May 18, 2016 (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).†

10.7.1	Hertz Holdings Hertz
Hertz Global Holdings, Inc. Severance Plan for Senior Executives (Incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 7, 2008).†

10.7.2	Hertz Holdings Hertz
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of November 14, 2012 (Incorporated by reference to Exhibit 10.11.2 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-186328), as filed on January 31, 2013).†

10.7.3	Hertz Holdings Hertz
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of February 11, 2013 (Incorporated by reference to Exhibit 10.11.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
10.7.4	Hertz Holdings Hertz
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of February 25, 2016 (Incorporated by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 29, 2016).

10.7.5	Hertz Holdings Hertz	Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of February 2, 2017.†*
10.8	Hertz Holdings Hertz
Form of Change in Control Severance Agreement with executive officers of the Registrant (Incorporated by reference to Exhibit 10.8 to Amendment No. 3 of the Registration Statement on Form 10 of Hertz Rental Car Holding Company, Inc. (File No. 001-37665), as filed on May 20, 2016)†

10.9	Hertz Holdings Hertz
The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

10.10	Hertz Holdings Hertz
The Hertz Corporation Account Balance Defined Benefit Pension Plan (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

10.11	Hertz Holdings Hertz	Form of Special Award Agreement (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (File No. 333-173023) of The Hertz Corporation, as filed on March 23, 2011).†
10.12	Hertz Holdings Hertz
The Hertz Corporation (UK) 1972 Pension Plan (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-125764), as filed on August 30, 2005).†

10.13	Hertz Holdings Hertz
The Hertz Corporation (UK) Supplementary Unapproved Pension Scheme (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

10.14	Hertz Holdings Hertz
Non-Compete Agreement, dated April 10, 2000, between Hertz Europe Limited and Michel Taride (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

10.15	Hertz Holdings Hertz
Amended and Restated Employment Agreement, dated as of December 31, 2008, between Hertz Global Holdings, Inc. and Mark P. Frissora (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 3, 2009).†

10.16	Hertz Holdings Hertz	Form of Director Indemnification Agreement*
10.17	Hertz Holdings Hertz
Second Amended and Restated Indemnification Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

10.18	Hertz Holdings Hertz
Living accommodation and optional purchase agreement, dated as of July 7, 2011, between Michel Taride and Hertz Europe Ltd. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 8, 2011).

10.19.1	Hertz Holdings Hertz
Offer Letter, signed on December 2, 2013, between Thomas C. Kennedy and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 2, 2013).†

10.19.2	Hertz Holdings Hertz
Compensation Letter, dated as of January 20, 2015, from The Hertz Corporation to Thomas C. Kennedy (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on July 16, 2015).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
10.20	Hertz Holdings Hertz
Separation Agreement, dated as of December 12, 2016, by and among John Tague, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on December13, 2016).

10.21	Hertz Holdings Hertz
Term Sheet for Employment Arrangements with Chief Executive Officer, dated as of December 12, 2016, between Hertz Global Holdings, Inc. and Kathryn V. Marinello (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on December13, 2016).

10.22	Hertz Holdings Hertz
Term Sheet for Employment Arrangements with Tyler Best, dated as of December 23, 2014, between Hertz Global Holdings, Inc. and Tyler Best (Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 29, 2016).

10.23	Hertz Holdings Hertz
Term Sheet for Employment Arrangements with Jeffrey T. Foland, dated as of January 15, 2015, between Hertz Global Holdings, Inc. and Jeffrey T. Foland (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 29, 2016).

10.24	Hertz Holdings Hertz
Tax Matters Agreement, dated June 30, 2016, by among Herc Holdings Inc., The Hertz Corporation, Herc Rentals Inc. and Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.25	Hertz Holdings Hertz
Transition Services Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and Herc Holdings Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.26	Hertz Holdings Hertz
Employee Matters Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and Herc Holdings Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.27	Hertz Holdings Hertz
Intellectual Property Agreement, dated June 30, 2016, by among The Hertz Corporation, Hertz System, Inc. and Herc Rentals Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.28	Hertz Holdings
Confidentiality Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and the entities listed in the agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.29	Hertz Holdings
Registration Rights Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and the entities listed in the agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.30	Hertz Holdings Hertz
Hertz Global Holdings, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Hertz Global Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-212248), as filed on June 24, 2016).

12.1	Hertz Holdings Hertz	Computation of Consolidated Ratio of Earnings to Fixed Charges (Unaudited) for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.*
21.1	Hertz Holdings Hertz	List of Subsidiaries of Hertz Global Holdings, Inc. and The Hertz Corporation*
23.1	Hertz Holdings	Consent of Independent Registered Certified Public Accounting Firm.*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	Hertz Holdings Hertz	XBRL Instance Document*
101.SCH	Hertz Holdings Hertz	XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________________________________________________________________________
† Indicates management contract or compensatory plan or arrangement.
* Furnished herewith.

As of December 31, 2016, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.