Form 10-Q
period 2017-03-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2017-05-08
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HERTZ GLOBAL HOLDINGS, INC.
THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	001-37665	61-1770902
DELAWARE	001-07541	13-1938568
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

8501 Williams Road Estero, Florida 33928 (239) 301-7000
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
Hertz Global Holdings, Inc.    Yes ☒ No ☐
The Hertz Corporation    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Hertz Global Holdings, Inc.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒
	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has not elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
The Hertz Corporation	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒
	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has not elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

Indicate the number of shares outstanding as of the latest practicable date.

	Class	Shares Outstanding at	May 1, 2017
Hertz Global Holdings, Inc.	Common Stock, par value $0.01 per share	83,711,808
The Hertz Corporation	Common Stock, par value $0.01 per share	100 (100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$785	$816
Restricted cash and cash equivalents:
Vehicle	223	235
Non-vehicle	43	43
Total restricted cash and cash equivalents	266	278
Receivables:
Vehicle	323	546
Non-vehicle, net of allowance of $39 and $42, respectively	711	737
Total receivables, net	1,034	1,283
Prepaid expenses and other assets	497	578
Revenue earning vehicles:
Vehicles	14,579	13,655
Less accumulated depreciation	(2,886)	(2,837)
Total revenue earning vehicles, net	11,693	10,818
Property and equipment:
Land, buildings and leasehold improvements	1,173	1,165
Service equipment and other	761	724
Less accumulated depreciation	(1,086)	(1,031)
Total property and equipment, net	848	858
Other intangible assets, net	3,325	3,332
Goodwill	1,081	1,081
Assets held for sale	127	111
Total assets	$19,656	$19,155
LIABILITIES AND EQUITY
Accounts payable:
Vehicle	$544	$258
Non-vehicle	597	563
Total accounts payable	1,141	821
Accrued liabilities	966	980
Accrued taxes, net	173	165
Debt:
Vehicle	10,113	9,646
Non-vehicle	3,895	3,895
Total debt	14,008	13,541
Public liability and property damage	405	407
Deferred income taxes, net	2,028	2,149
Liabilities held for sale	17	17
Total liabilities	18,738	18,080
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 86 and 85 shares issued and 84 and 83 shares outstanding	1	1
Additional paid-in capital	2,231	2,227
Accumulated deficit	(1,056)	(882)
Accumulated other comprehensive income (loss)	(158)	(171)
	1,018	1,175
Treasury Stock, at cost, 2 shares and 2 shares	(100)	(100)
Total equity	918	1,075
Total liabilities and equity	$19,656	$19,155

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Worldwide vehicle rental	$1,764	$1,839
All other operations	152	144
Total revenues	1,916	1,983
Expenses:
Direct vehicle and operating	1,132	1,158
Depreciation of revenue earning vehicles and lease charges, net	701	616
Selling, general and administrative	220	225
Interest expense, net:
Vehicle	71	69
Non-vehicle	59	81
Total interest expense, net	130	150
Other (income) expense, net	27	(90)
Total expenses	2,210	2,059
Income (loss) from continuing operations before income taxes	(294)	(76)
Income tax (provision) benefit	71	24
Net income (loss) from continuing operations	(223)	(52)
Net income (loss) from discontinued operations	—	1
Net income (loss)	$(223)	$(51)

Weighted average shares outstanding:
Basic	83	85
Diluted	83	85

Earnings (loss) per share - basic and diluted:
Basic earnings (loss) per share from continuing operations	$(2.69)	$(0.61)
Basic earnings (loss) per share from discontinued operations	—	0.01
Basic earnings (loss) per share	$(2.69)	$(0.60)

Diluted earnings (loss) per share from continuing operations	$(2.69)	$(0.61)
Diluted earnings (loss) per share from discontinued operations	—	0.01
Diluted earnings (loss) per share	$(2.69)	$(0.60)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(223)	$(51)
Other comprehensive income (loss):
Foreign currency translation adjustments	16	36
Unrealized holding gains (losses) on securities	—	17
Reclassification of realized gain on securities to other (income) expense	(3)	—
Net gain (loss) on defined benefit pension plans	(1)	—
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	1	2
Total other comprehensive income (loss) before income taxes	13	55
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	—	(1)
Total other comprehensive income (loss)	13	54
Total comprehensive income (loss)	$(210)	$3

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(223)	$(51)
Less: Net income (loss) from discontinued operations	—	1
Net income (loss) from continuing operations	(223)	(52)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	684	601
Depreciation and amortization, non-vehicle	58	67
Amortization and write-off of deferred financing costs	10	13
Amortization and write-off of debt discount (premium)	—	1
Stock-based compensation charges	7	5
Provision for receivables allowance	8	14
Deferred income tax, net	(71)	(15)
Impairment charges and asset write-downs	30	—
(Gain) loss on sale of shares in equity investment	(3)	(75)
Other	(3)	(4)
Changes in assets and liabilities
Non-vehicle receivables	23	(55)
Prepaid expenses and other assets	(35)	(24)
Non-vehicle accounts payable	42	9
Accrued liabilities	(30)	(23)
Accrued taxes, net	8	(7)
Public liability and property damage	(7)	6
Net cash provided by (used in) operating activities	498	461
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	14	(8)
Net change in restricted cash and cash equivalents, non-vehicle	—	1
Revenue earning vehicles expenditures	(2,862)	(3,385)
Proceeds from disposal of revenue earning vehicles	1,960	2,762
Capital asset expenditures, non-vehicle	(54)	(46)
Proceeds from disposal of property and other equipment	7	19
Sales of (investment in) shares in equity investment	9	233
Net cash provided by (used in) investing activities	(926)	(424)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	2,098	2,449
Repayments of vehicle debt	(1,692)	(2,240)
Proceeds from issuance of non-vehicle debt	100	365
Repayments of non-vehicle debt	(102)	(371)
Payment of financing costs	(12)	(10)
Transfers from discontinued entities	—	122
Other	(1)	8
Net cash provided by (used in) financing activities	391	323
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	6	12
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	(31)	372
Cash and cash equivalents at beginning of period	816	474
Cash and cash equivalents at end of period	$785	$846

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$—	$116
Cash flows provided by (used in) investing activities	—	7
Cash flows provided by (used in) financing activities	—	(124)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—	$(1)

Supplemental disclosures of cash information for continuing operations:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$67	$61
Non-vehicle	30	38
Income taxes, net of refunds	2	14
Supplemental disclosures of non-cash information for continuing operations:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities	$437	$555
Sales of revenue earning vehicles included in receivables	215	444
Purchases of property and other equipment included in accounts payable	17	18
Sales of property and other equipment included in receivables	2	11

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$785	$816
Restricted cash and cash equivalents:
Vehicle	223	235
Non-vehicle	43	43
Total restricted cash and cash equivalents	266	278
Receivables:
Vehicle	323	546
Non-vehicle, net of allowance of $39 and $42, respectively	711	737
Total receivables, net	1,034	1,283
Prepaid expenses and other assets	497	578
Revenue earning vehicles:
Vehicles	14,579	13,655
Less accumulated depreciation	(2,886)	(2,837)
Total revenue earning vehicles, net	11,693	10,818
Property and equipment:
Land, buildings and leasehold improvements	1,173	1,165
Service equipment and other	761	724
Less accumulated depreciation	(1,086)	(1,031)
Total property and equipment, net	848	858
Other intangible assets, net	3,325	3,332
Goodwill	1,081	1,081
Assets held for sale	127	111
Total assets	$19,656	$19,155
LIABILITIES AND EQUITY
Accounts payable:
Vehicle	$544	$258
Non-vehicle	597	563
Total accounts payable	1,141	821
Accrued liabilities	966	980
Accrued taxes, net	174	165
Debt:
Vehicle	10,113	9,646
Non-vehicle	3,895	3,895
Total debt	14,008	13,541
Public liability and property damage	405	407
Deferred income taxes, net	2,028	2,149
Liabilities held for sale	17	17
Total liabilities	18,739	18,080
Commitments and contingencies
Equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,154	3,150
Due from affiliate	(39)	(37)
Accumulated deficit	(2,040)	(1,867)
Accumulated other comprehensive income (loss)	(158)	(171)
Total equity	917	1,075
Total liabilities and equity	$19,656	$19,155

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended March 31,
	2017	2016
Revenues:
Worldwide vehicle rental	$1,764	$1,839
All other operations	152	144
Total revenues	1,916	1,983
Expenses:
Direct vehicle and operating	1,132	1,158
Depreciation of revenue earning vehicles and lease charges, net	701	616
Selling, general and administrative	220	225
Interest expense, net:
Vehicle	71	69
Non-vehicle	58	81
Total interest expense, net	129	150
Other (income) expense, net	27	(90)
Total expenses	2,209	2,059
Income (loss) from continuing operations before income taxes	(293)	(76)
Income tax (provision) benefit	71	24
Net income (loss) from continuing operations	(222)	(52)
Net income (loss) from discontinued operations	—	3
Net income (loss)	$(222)	$(49)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(222)	$(49)
Other comprehensive income (loss):
Foreign currency translation adjustments	16	36
Unrealized holding gains (losses) on securities	—	17
Reclassification of realized gain on securities to other (income) expense	(3)	—
Net gain (loss) on defined benefit pension plans	(1)	—
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	1	2
Total other comprehensive income (loss) before income taxes	13	55
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	—	(1)
Total other comprehensive income (loss)	13	54
Total comprehensive income (loss)	$(209)	$5

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(222)	$(49)
Less: Net income (loss) from discontinued operations	—	3
Net income (loss) from continuing operations	(222)	(52)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	684	601
Depreciation and amortization, non-vehicle	58	67
Amortization and write-off of deferred financing costs	10	13
Amortization and write-off of debt discount (premium)	—	1
Stock-based compensation charges	7	5
Provision for receivables allowance	8	14
Deferred income taxes, net	(71)	(15)
Impairment charges and asset write-downs	30	—
(Gain) loss on sale of shares in equity investment	(3)	(75)
Other	(3)	(4)
Changes in assets and liabilities
Non-vehicle receivables	23	(55)
Prepaid expenses and other assets	(35)	(24)
Non-vehicle accounts payable	42	9
Accrued liabilities	(30)	(23)
Accrued taxes, net	8	(7)
Public liability and property damage	(7)	6
Net cash provided by (used in) operating activities	499	461
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	14	(8)
Net change in restricted cash and cash equivalents, non-vehicle	—	1
Revenue earning vehicles expenditures	(2,862)	(3,385)
Proceeds from disposal of revenue earning vehicles	1,960	2,762
Capital asset expenditures, non-vehicle	(54)	(46)
Proceeds from disposal of property and other equipment	7	19
Sales of (investment in) shares in equity investment	9	233
Net cash provided by (used in) investing activities	(926)	(424)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	2,098	2,449
Repayments of vehicle debt	(1,692)	(2,240)
Proceeds from issuance of non-vehicle debt	100	365
Repayments of non-vehicle debt	(102)	(371)
Payment of financing costs	(12)	(10)
Transfers from discontinued entities	—	130
Advances to Hertz Global/Old Hertz Holdings	(2)	—
Net cash provided by (used in) financing activities	390	323
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	6	12
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	(31)	372
Cash and cash equivalents at beginning of period	816	474
Cash and cash equivalents at end of period	$785	$846

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$—	$119
Cash flows provided by (used in) investing activities	—	7
Cash flows provided by (used in) financing activities	—	(121)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—	$5

Supplemental disclosures of cash flow information for continuing operations:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$67	$61
Non-vehicle	30	38
Income taxes, net of refunds	2	14
Supplemental disclosures of non-cash information for continuing operations:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities	$437	$555
Sales of revenue earning vehicles included in receivables	215	444
Purchases of property and other equipment included in accounts payable	17	18
Sales of property and other equipment included in receivables	2	11

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

The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The information included in this Form 10-Q should be read in conjunction with information included in the Company's Form 10‑K for the year ended December 31, 2016 (the "2016 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on March 6, 2017.

As disclosed below in "Recently Issued Accounting Pronouncements," the Company adopted the guidance "Improvements to Employee Share-Based Payment Accounting" on January 1, 2017.

Principles of Consolidation

The unaudited condensed consolidated financial statements of Hertz Global include the accounts of Hertz Global and its wholly owned and majority owned U.S. and international subsidiaries. The unaudited condensed consolidated financial statements of Hertz include the accounts of Hertz and its wholly owned and majority owned U.S. and international subsidiaries. In the event that the Company is a primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity are included in the Company's consolidated financial

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

statements. The Company accounts for its investment in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Correction of Errors

The Company identified classification errors within the investing section of the condensed consolidated statement of cash flows for the three months ended March 31, 2016 that were previously disclosed in the Company's 2016 Form 10-K. The Company considered both quantitative and qualitative factors in assessing the materiality of the classification errors individually, and in the aggregate, and determined that the classification errors were not material and revised the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2016 to correct for the classification errors. Correction of the errors, which did not impact total operating, investing or financing cash flows, decreased both revenue earning vehicles expenditures and proceeds from disposals of revenue earning vehicles by $205 million for the three months ended March 31, 2016. This revision had no impact on the Company's condensed consolidated balance sheet at December 31, 2016 or its condensed consolidated statement of operations for the three months ended March 31, 2016.

Recently Issued Accounting Pronouncements

Adopted

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued guidance that simplifies several areas of employee share-based payment accounting, including income taxes, forfeitures, minimum statutory withholding requirements, and classifications within the statement of cash flows. Most significantly, the new guidance eliminates the need to track tax “windfalls” in a separate pool within additional paid-in capital; instead, excess tax benefits and tax deficiencies will be recorded within income tax expense. The Company adopted this guidance in accordance with the effective date on January 1, 2017. The method of adoption with respect to the condensed consolidated balance sheet was a modified retrospective basis. Upon adoption, the Company recorded a deferred tax asset with an offsetting entry to the opening accumulated deficit to recognize net operating loss carryforwards, net of a valuation allowance, attributable to excess tax benefits on stock compensation that had not been previously recognized. Additionally, the Company has elected to continue to estimate forfeitures expected to occur.

The impact to the condensed consolidated opening balance sheet as of January 1, 2017 of adopting this guidance was as follows (in millions):

Hertz Global

	Deferred income taxes, net	Total liabilities	Accumulated deficit	Total equity	Total liabilities and equity
As of December 31, 2016	$2,149	$18,080	$(882)	$1,075	$19,155
Record deferred tax asset	(49)	(49)	49	49	—
As of January 1, 2017	$2,100	$18,031	$(833)	$1,124	$19,155

Hertz

	Deferred income taxes, net	Total liabilities	Accumulated deficit	Total equity	Total liabilities and equity
As of December 31, 2016	$2,149	$18,080	$(1,867)	$1,075	$19,155
Record deferred tax asset	(49)	(49)	49	49	—
As of January 1, 2017	$2,100	$18,031	$(1,818)	$1,124	$19,155

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The method of adoption with respect to the condensed consolidated statement of operations and the condensed consolidated statements of cash flows pertaining to excess tax benefits or deficiencies is on a prospective basis. The method of adoption with respect to the condensed consolidated statements of cash flows pertaining to employee taxes paid is on a retrospective basis and adoption of the guidance did not impact the Company's cash flows.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued guidance that addresses the treatment of certain transactions in statements of cash flow, with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified. These items include debt prepayment or debt extinguishment costs, proceeds from the settlement of life insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The Company adopted this guidance early, as permitted, on a retrospective basis, on January 1, 2017. Adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows.

Accounting for Goodwill Impairment

In January 2017, the FASB issued guidance that eliminates the second step of the two-step goodwill impairment test, which requires the determination of the implied fair value of goodwill to measure an impairment. Rather, a goodwill impairment charge will be calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted this guidance early, as permitted, on a prospective basis, on January 1, 2017. Adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

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

Leases

In February 2016, the FASB issued guidance that replaces the existing lease guidance. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. The guidance will impact the Company's accounting for leases of the Company's rental locations, as the Company owns approximately 3% of the locations from which it operates its vehicle rental business, in addition to leases of other assets. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. For lessors, the guidance modifies classification criteria and accounting for sales-type and direct financing leases and requires a lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a lessee and record a lease receivable and residual asset. This guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods using a modified retrospective transition approach. A modified retrospective transition approach is required for both lessees and lessors for existing leases at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Although the Company is still in the process of assessing the overall impact of adopting this guidance on its financial position, results of operations and cash flows, it expects that adoption of this guidance will result in a material increase in lease-related assets and liabilities on its condensed consolidated balance sheet.

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

Tax Consequences of Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued guidance that requires the tax consequences of intra-entity asset transfers, other than intra-entity asset transfers of inventory, to be recognized when the transfers occur although the profits on the sales of the assets are eliminated in consolidation. Current guidance requires the tax effects of the transfer be recognized later when the assets are sold to a third party or otherwise disposed of. Under the new guidance, the seller's tax

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

expense on the profit and the buyer's deferred tax benefit on the increased tax basis are recognized within the consolidated group when the transfers occur. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods using a modified retrospective transition method. Adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations, and cash flows.

Restricted Cash

In November 2016, the FASB issued guidance that clarifies existing guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to include restricted cash and restricted cash equivalents in its cash and cash equivalents balances in the statement of cash flows. Under current guidance, the Company presents these transfers within the cash flows from investing section in its consolidated statements of cash flows. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods using a retrospective transition method. The Company estimates that adoption of this guidance would result in the inclusion of restricted cash of $266 million and $341 million for the three months ended March 31, 2017 and 2016, respectively, when reconciling the beginning-of-period and end-of-period total amounts shown on the accompanying condensed consolidated statements of cash flows.

Clarifying the Definition of a Business

In January 2017, the FASB issued guidance that clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance requires an evaluation of whether substantially all of the fair value of assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods using a prospective transition method. Adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Clarifying the Scope of Nonfinancial Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, the FASB issued guidance that clarifies the scope of the established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The new guidance may be adopted on either a full or modified retrospective basis. The Company is in the process of determining the method of adoption and assessing the potential impacts of adopting this guidance on its financial position, results of operations and cash flows.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued guidance that requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. The guidance also requires entities to disclose the income statement lines that contain the other components if they are not presented on described separate lines. In addition, only the service-cost component of net benefit cost is eligible for capitalization, which is a change from current practice, under which entities capitalize the aggregate net benefit cost when applicable. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The guidance affecting the presentation of the components of net periodic benefit cost in the income statement requires use of the retrospective method of adoption and the guidance limiting the capitalization of net periodic benefit cost to the service cost component requires use of the prospective method of adoption. The Company is in the process of assessing the overall impact of adopting this guidance on its financial position, results of operations and cash flows.

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

Results of Discontinued Operations - Hertz Global

The following table summarizes the results of the equipment rental business and certain parent legal entities which are presented as discontinued operations in 2016:

Three Months Ended March 31,
(In millions)	2016
Total revenues	$328
Direct operating expenses	183
Depreciation of revenue earning equipment and lease charges, net	90
Selling, general and administrative	42
Interest expense, net(1)	7
Other (income) expense, net	(1)
Income (loss) from discontinued operations before income taxes	7
(Provision) benefit for taxes on discontinued operations	(6)
Net income (loss) from discontinued operations	$1

(1) In addition to interest expense directly associated with Herc Holdings, the Company allocated interest expense related to certain debt repaid in connection with the Spin-Off to discontinued operations. For the three months ended March 31, 2016, the amount allocated was $2 million.

Results of Discontinued Operations - Hertz

The following table summarizes the results of the equipment rental business which is presented as discontinued operations in 2016:

Three Months Ended March 31,
(In millions)	2016
Total revenues	$328
Direct operating expenses	183
Depreciation of revenue earning equipment and lease charges, net	90
Selling, general and administrative	42
Interest expense, net(1)	4
Other (income) expense, net	(1)
Income (loss) from discontinued operations before income taxes	10
(Provision) benefit for taxes on discontinued operations	(7)
Net income (loss) from discontinued operations	$3

(1) In addition to interest expense directly associated with Herc Holdings, the Company allocated interest expense related to certain debt repaid in connection with the Spin-Off to discontinued operations. For the three months ended March 31, 2016, the amount allocated was $2 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 4—Acquisitions and Divestitures

Divestitures

CAR Inc. Investment

In March 2016, the Company sold 204 million shares of common stock of CAR Inc., a publicly traded company on the Hong Kong Stock Exchange and extended its commercial agreement with CAR Inc. to 2023, in exchange for $240 million, of which $233 million was allocated to the sale of shares based on the fair value of those shares. The sale of shares resulted in a pre-tax gain of $75 million which has been recognized and recorded in the Company's corporate operations and is included in other (income) expense, net in the accompanying condensed consolidated statements of operations. Additionally, $7 million of the proceeds were allocated to the extension of the commercial agreement which have been deferred and are being recognized over the remaining term of the commercial agreement. The sale of the shares reduced the Company's ownership interest in CAR Inc. to 1.7% and eliminated the Company's ability to exercise significant influence over CAR Inc. As a result, the Company classifies the investment as an available for sale security which is presented within prepaid expenses and other assets in the accompanying condensed consolidated balance sheet as of December 31, 2016.

In February 2017, the Company sold its remaining shares of common stock of CAR Inc. and no longer has an ownership interest in the entity.

Brazil Operations

During the fourth quarter of 2016, the Company, along with certain of its wholly owned subsidiaries, entered into a definitive stock purchase agreement ("Purchase Agreement") to sell Car Rental Systems do Brasil Locacao de Veiculos Ltd., a wholly owned subsidiary of the Company located in Brazil ("Brazil Operations"), to Localiza Fleet S.A. (“Localiza”), a corporation headquartered in Brazil. As part of the overall agreement, the Company intends to enter into certain ancillary agreements with Localiza, including co-branding in Brazil and use of the Localiza brand in other select markets, customer referrals and the exchange of technology and information, at the closing date of the Purchase Agreement and upon receiving clearance from the regulatory authority in Brazil. The proceeds from the sale are expected to be approximately $117 million, which is subject to change in accordance with the terms of the Purchase Agreement. Approximately $13 million of the proceeds will be placed into escrow to secure certain indemnification obligations as defined in the Purchase Agreement. The transaction is subject to regulatory approval and customary closing conditions. The sale is expected to close in the second quarter of 2017. The Brazil Operations are included in the Company's International Rental Car segment.

The Brazil operations are classified as held for sale in the accompanying condensed consolidated balance sheets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The carrying amounts of the major classes of assets and liabilities of the Brazil Operations are as follows:

(In millions)	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$8	$1
Receivables, net	12	11
Prepaid expenses and other assets	3	5
Revenue earning vehicles, net	95	86
Property and equipment, net	1	1
Intangibles	1	1
Deferred income taxes, net	7	6
Assets held for sale	$127	$111
LIABILITIES
Accounts payable	$11	$11
Accrued liabilities	6	6
Liabilities held for sale	$17	$17

Note 5—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	March 31, 2017	December 31, 2016
Revenue earning vehicles	$13,944	$13,287
Less: Accumulated depreciation	(2,665)	(2,678)
	11,279	10,609
Revenue earning vehicles held for sale, net	414	209
Revenue earning vehicles, net	$11,693	$10,818

The above amounts exclude revenue earning vehicles of the Company's Brazil Operations which are deemed held for sale as further described in Note 4, "Acquisitions and Divestitures".

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended March 31,
(In millions)	2017	2016
Depreciation of revenue earning vehicles	$605	$558
(Gain) loss on disposal of revenue earning vehicles(a)	79	43
Rents paid for vehicles leased	17	15
Depreciation of revenue earning vehicles and lease charges, net	$701	$616

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(a)    (Gain) loss on disposal of revenue earning vehicles by segment is as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
U.S. Rental Car(i)	$78	$43
International Rental Car	1	—
Total	$79	$43

(i) Includes costs associated with the Company's U.S. vehicle sales operations of $30 million and $25 million for the three months ended March 31, 2017 and 2016, respectively.

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the vehicles. The impact of depreciation rate changes is as follows:

Increase (decrease)	Three Months Ended March 31,
(In millions)	2017	2016
U.S. Rental Car	$26	$27
International Rental Car	—	1
Total	$26	$28

Note 6—Debt

The Company's debt, including its available credit facilities, consists of the following (in millions):

Facility	Weighted Average Interest Rate at March 31, 2017	Fixed or Floating Interest Rate	Maturity	March 31, 2017	December 31, 2016
Non-Vehicle Debt
Senior Term Loan	3.54%	Floating	6/2023	$695	$697
Senior RCF	N/A	Floating	6/2021	—	—
Senior Notes(1)	6.07%	Fixed	4/2018–10/2024	3,200	3,200
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	2.01%	Fixed	Various	10	10
Unamortized Debt Issuance Costs and Net (Discount) Premium				(37)	(39)
Total Non-Vehicle Debt				3,895	3,895
Vehicle Debt
HVF U.S. Vehicle Medium Term Notes
HVF Series 2010-1(2)	4.96%	Fixed	2/2018	115	115
HVF Series 2011-1(2)	N/A	N/A	N/A	—	115
HVF Series 2013-1(2)	1.91%	Fixed	8/2018	625	625
				740	855
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	2.25%	Floating	1/2019	2,609	1,844
HVF II Series 2013-B(2)	2.18%	Floating	1/2019	438	626
				3,047	2,470

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted Average Interest Rate at March 31, 2017	Fixed or Floating Interest Rate	Maturity	March 31, 2017	December 31, 2016
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-2(2)	2.30%	Fixed	9/2018	250	250
HVF II Series 2015-3(2)	2.96%	Fixed	9/2020	350	350
HVF II Series 2016-1(2)	2.72%	Fixed	3/2019	439	439
HVF II Series 2016-2(2)	3.25%	Fixed	3/2021	561	561
HVF II Series 2016-3(2)	2.56%	Fixed	7/2019	400	400
HVF II Series 2016-4(2)	2.91%	Fixed	7/2021	400	400
				3,180	3,180
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	2.01%	Floating	9/2018	457	410
				457	410
HFLF Medium Term Notes
HFLF Series 2013-3(5)	2.02%	Floating	4/2017-6/2017	59	96
HFLF Series 2014-1(5)	1.63%	Floating	4/2017-12/2017	119	148
HFLF Series 2015-1(5)	1.56%	Floating	4/2017-11/2019	227	248
HFLF Series 2016-1(5)	2.08%	Floating	6/2017-4/2019	385	385
				790	877
Other Vehicle Debt
U.S. Vehicle RCF(3)	3.29%	Floating	6/2021	193	193
European Revolving Credit Facility	2.75%	Floating	1/2019	124	147
European Vehicle Notes(4)	4.29%	Fixed	1/2019–10/2021	700	677
European Securitization(2)	1.55%	Floating	10/2018	303	312
Canadian Securitization(2)	2.19%	Floating	1/2019	180	162
Australian Securitization(2)	3.17%	Floating	7/2018	128	117
New Zealand RCF	4.30%	Floating	9/2018	42	41
Capitalized Leases	2.79%	Floating	4/2017–9/2020	264	244
				1,934	1,893
Unamortized Debt Issuance Costs and Net (Discount) Premium				(35)	(39)
Total Vehicle Debt				10,113	9,646
Total Debt				$14,008	$13,541
N/A - Not Applicable

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth on the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	March 31, 2017	December 31, 2016
4.25% Senior Notes due April 2018	$250	$250
6.75% Senior Notes due April 2019	450	450
5.875% Senior Notes due October 2020	700	700
7.375% Senior Notes due January 2021	500	500
6.25% Senior Notes due October 2022	500	500
5.50% Senior Notes due October 2024	800	800
	$3,200	$3,200

(2)
Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness expect the relevant indebtedness to be repaid. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable.

(3)	Approximately $67 million of the aggregate maximum borrowing capacity under the U.S. Vehicle RCF is scheduled to expire in January 2018.

(4)
References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly-owned subsidiary of Hertz organized under the laws of The Netherlands (“HHN BV”), unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.08 to 1 and 1.04 to 1 as of March 31, 2017 and December 31, 2016, respectively) set forth on the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicles Notes	March 31, 2017	December 31, 2016
4.375% Senior Notes due January 2019	$458	$443
4.125% Senior Notes due October 2021	242	234
	$700	$677

(5)
In the case of the Hertz Vehicle Lease Funding LP ("HFLF") Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. The initial maturity date referenced for each series of HFLF Medium Term Notes represents the end of the revolving period for such series, at which time the related notes begin to amortize monthly by an amount equal to the lease collections payable to that series. To the extent the revolving period already has ended, the initial maturity date reflected is April 2017. The second maturity date referenced for each series of HFLF Medium Term Notes represents the date by which Hertz and the investors in the related series expect such series of notes to be repaid in full, which is based upon various assumptions made at the time of pricing of such notes, including the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases.  Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date”. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight line amortization of the related notes from the initial maturity date through the expected final maturity date.

The Company is highly leveraged and a substantial portion of its liquidity needs arise from debt service on its indebtedness and from the funding of its costs of operations, acquisitions and capital expenditures. The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse impact on its operations resulting from adverse financial market conditions. Approximately $744 million of vehicle debt will mature between April 1, 2017 and March 31, 2018. The Company has reviewed the vehicle debt that will mature within this timeframe and determined that it is probable that the Company will be able, and has the intent, to refinance these maturities. If the Company were not able to refinance these maturities, it has available liquidity sufficient to repay them at the maturity date. As of March 31, 2017, the Company was in compliance with its financial maintenance covenant under the senior secured revolving credit facility ("Senior RCF"), see "Covenant Compliance" below.

Non-Vehicle Debt

Senior Facilities

In February 2017, certain terms of the credit agreement governing the $700 million senior secured term facility (the "Senior Term Loan") and the Senior RCF (together, the "Senior Facilities") were amended with the consent of the required lenders under the Senior RCF and such credit agreement. The amendment, among other things, (i) amends

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

the terms of the financial maintenance covenant for the Senior RCF to test, when applicable, Hertz’s consolidated first lien net leverage ratio in lieu of Hertz’s consolidated total net corporate leverage ratio, (ii) provides that Hertz shall not make dividends and certain restricted payments until a leverage ratio test is satisfied, (iii) adds a new covenant restricting the incurrence of certain corporate indebtedness, (iv) caps the amount of unrestricted cash that may be netted for purposes of calculating the consolidated first lien net leverage ratio at $500 million unless a specified consolidated total gross corporate leverage ratio is met for a specified period and (v) amends certain financial definitions relating to the foregoing.

Vehicle Debt

HVF II U.S. Vehicle Variable Funding Notes

In February 2017, Hertz Vehicle Financing II LP, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz ("HVF II") entered into various amendment agreements pursuant to which certain terms of the HVF II Series 2013-A Notes and the HVF II Series 2013-B Notes were amended. The amendments, among other things, extended the maturities of $3.2 billion aggregate maximum principal amount available under the HVF II Series 2013-A Notes and the HVF II Series 2013-B Notes from October 2017 to January 2019.

Vehicle Debt-Other

European Revolving Credit Facility

In February 2017, HHN BV amended its credit agreement (the "European Revolving Credit Facility") to extend the maturity of €235 million of the aggregate maximum borrowings available from October 2017 to January 2019.

Canadian Securitizations

In February 2017, TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz ("Funding LP") amended its securitization platform in Canada (the "Canadian Securitization") to extend the maturity of CAD$350 million aggregate maximum borrowings available from January 2018 to January 2019.

Capitalized Leases-U.K. Leveraged Financing

In February 2017, the capitalized lease financings outstanding in the United Kingdom ("U.K. Leveraged Financing") were amended to extend the maturity of £250 million aggregate maximum borrowings available from October 2017 to January 2019.

See also Note 17, "Subsequent Events," regarding financing transactions occurring subsequent to March 31, 2017.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

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

The following facilities were available to the Company as of March 31, 2017, and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$939	$939
Total Non-Vehicle Debt	939	939
Vehicle Debt
U.S. Vehicle RCF	7	14
HVF II U.S. Vehicle Variable Funding Notes	369	33
HFLF Variable Funding Notes	43	10
European Revolving Credit Facility	145	—
European Securitization	192	—
Canadian Securitization	83	—
Australian Securitization	64	—
Capitalized Leases	81	—
New Zealand RCF	—	—
Total Vehicle Debt	984	57
Total	$1,923	$996

Letters of Credit

As of March 31, 2017, there were outstanding standby letters of credit totaling $773 million. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount $761 million was issued under the Senior RCF, which has a $1.0 billion letter of credit sublimit, resulting in $239 million of availability under such sublimit. As of March 31, 2017, none of the letters of credit have been drawn upon.

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

These special purpose entities are consolidated variable interest entities, of which the Company is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of March 31, 2017 and December 31, 2016, its International Vehicle Financing No. 1 B.V., International Vehicle Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets of $432 million and $454 million, respectively, primarily comprised of loans receivable and revenue earning vehicles, and total liabilities of $431 million and $454 million, respectively, primarily comprised of debt.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Covenant Compliance

In February 2017, Hertz amended the terms of the financial maintenance covenant for the Senior RCF to test, when applicable, Hertz’s consolidated first lien net leverage ratio. The amended financial covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the Senior RCF Credit Agreement, as of the last day of any fiscal quarter (the "Covenant Leverage Ratio"), may not exceed the ratios indicated below:

Fiscal Quarter(s) Ending	Maximum Ratio
March 31, 2017	3.25	to	1.00
June 30, 2017	3.25	to	1.00
September 30, 2017	3.25	to	1.00
December 31, 2017 and each March 31, June 30, September 30 and December 31 ending thereafter	3.00	to	1.00

Note 7—Employee Retirement Benefits

The following table sets forth the net periodic pension expense:

	Pension Benefits
	U.S.		Non-U.S.
	Three Months Ended March 31,
(In millions)	2017	2016	2017	2016
Components of Net Periodic Benefit Cost:
Service cost	$—	$1	$—	$—
Interest cost	5	5	2	2
Expected return on plan assets	(6)	(7)	(2)	(3)
Net amortizations	1	2	—	—
Settlement loss	1	1	—	—
Net periodic pension expense (benefit)	$1	$2	$—	$(1)

Note 8—Stock-Based Compensation

The non-cash stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded on the books at the Hertz level.

Effective January 1, 2017, the Company's board of directors adopted the 2017 Executive Incentive Compensation Plan ("2017 EICP"). The provisions of the plan provide for the pay out of any bonus earned in either cash or performance stock units ("PSUs") for certain groups of employees. The decision regarding the form of payout will be made after the bonus has been earned and as such, the grant date of the PSUs is not established until vested. The potential PSU awards will be based on a monetary amount equivalent to a percentage of employees’ salaries that will be based on the achievement of specific performance metrics in 2017. The specific monetary amount will be calculated at the time of grant. The PSUs are intended to be granted in place of cash bonus awards and, therefore, qualify as equity awards. Compensation cost for these awards is recognized over the requisite service period based on the fair value of the award at the end of each reporting period. The Company calculates the anticipated number of awards to be granted based on the bonus dollars expected to be earned divided by the stock price as of the reporting date. The anticipated awards are used to estimate the compensation expense as of the reporting date. Compensation charges will accumulate as a liability until the grant date, at which time the liability will be reclassified to equity. During the three months ended March 31, 2017, the Company recognized approximately $2 million of stock-based compensation expense associated

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

with the 2017 EICP. The Company expects approximately 350,000 shares will be granted in connection with this program based on the Company’s stock price as of March 31, 2017.

Under the Hertz Global Holdings, Inc. 2016 Omnibus Incentive Plan, (the "2016 Omnibus Plan"), during the three months ended March 31, 2017, Hertz Global granted 557,882 non-qualified stock options to certain executives and employees at a weighted average grant date fair value of $9.44 as determined using the Black Scholes option pricing model; 458,709 restricted stock units ("RSUs") at a weighted average grant date fair value of $22.18; 412,618 PSUs at a weighted average grant date fair value of $22.19 and 664,643 performance stock awards ("PSAs") at a weighted average grant date fair value of $22.19, with vesting terms of three to five years. None of the PSUs associated with the 2017 EICP plan are included in the grant amounts above. During the three months ended March 31, 2017, the Company recognized approximately $5 million of stock-based compensation expense associated with the 2016 Omnibus Plan.

A summary of the total compensation expense and associated income tax benefits recognized under all plans, including the cost of stock options, RSUs, PSUs and PSAs is as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Compensation expense	$7	$5
Income tax benefit	(3)	(2)
Total	$4	$3

As of March 31, 2017, there was $30 million of total unrecognized compensation cost related to non-vested stock options, RSUs, PSUs and PSAs granted by Hertz Global under all plans. The total unrecognized compensation cost is expected to be recognized over the remaining 2.0 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 9—Restructuring

The Company continuously evaluates its workforce, product offerings and operations to determine when headcount reductions, business process re-engineering, asset impairments or outsourcing arrangements are necessary. There were no significant restructuring programs initiated during the three months ended March 31, 2017.

Restructuring charges for the periods shown are as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
By Type:
Termination benefits	$1	$6
Facility closure and lease obligation costs	—	1
Total	$1	$7

	Three Months Ended March 31,
(In millions)	2017	2016
By Caption:
Direct vehicle and operating	$—	$1
Selling, general and administrative	1	6
Total	$1	$7

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended March 31,
(In millions)	2017	2016
By Segment:
U.S. Rental Car	$—	$6
International Rental Car	1	1
Total	$1	$7

The following table sets forth the activity during the three months ended March 31, 2017 affecting the restructuring accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The Company expects to pay the remaining restructuring obligations relating to termination benefits over the next twenty‑four months. Other is primarily comprised of future lease obligations which will be paid over the remaining term of the applicable leases.

(In millions)	Termination Benefits	Other	Total
Balance as of December 31, 2016	$13	$14	$27
Charges incurred	1	—	1
Cash payments	(2)	(1)	(3)
Balance as of March 31, 2017	$12	$13	$25

Note 10—Income Tax (Provision) Benefit

Hertz Global and Hertz

The effective tax rate for the three months ended March 31, 2017 and 2016 was 24% and 32%, respectively. The effective tax rate for the full fiscal year 2017 is expected to be approximately 27%.

The Company recorded a tax benefit of $71 million for the three months ended March 31, 2017, compared to $24 million for the three months ended March 31, 2016. The change was the result of composition of earnings by jurisdiction and lower pre-tax income, offset by discrete items in the quarter.

Note 11—Fair Value Measurements

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

Investments in equity and other securities that are measured at fair value on a recurring basis consist of available for sale securities. The valuation of these securities is based on Level 1 inputs whereby all significant inputs are observable or can be derived from or corroborated by observable market data.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table summarizes the ending balances of the Company's cash equivalents and investments.

	March 31, 2017				December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$158	$323	$—	$481	$213	$393	$—	$606
Equity and other securities	—	—	—	—	9	—	—	9
Total	$158	$323	$—	$481	$222	$393	$—	$615

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of March 31, 2017		As of December 31, 2016
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-vehicle Debt	$3,932	$3,775	$3,934	$3,791
Vehicle Debt	10,148	10,129	9,685	9,670
Total	$14,080	$13,904	$13,619	$13,461

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

(In millions)	Carrying Value as of March 31, 2017	Level 1	Level 2	Level 3	Total Fair Value (Income)/Loss Adjustments Recorded for the Three Months Ended March 31, 2017
Long-lived assets held for sale	$127	$—	$127	$—	$(4)
Liabilities held for sale	$17	$—	$17	$—	$—
Equity method investments	$4	$—	$—	$4	$30

Assets and Liabilities Held for Sale

Assets and liabilities held for sale are associated with the Company's Brazil Operations as further described in Note 4, "Acquisitions and Divestitures."

Investments in Related Parties

Investments in related parties are accounted for under the equity method and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company recognizes an impairment charge whenever there is a decline in value that is determined to be other than temporary.

In April 2016, the Company paid approximately $45 million for an equity method investment. In March 2017, the Company determined it had an other than temporary loss in value of its investment and recorded an impairment charge of $30 million which is included in other (income) expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 12—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated on the accompanying condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At March 31, 2017 and December 31, 2016, the Company's liability recorded for public liability and property damage matters was $405 million and $407 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party to during the three months ended March 31, 2017 or the period after March 31, 2017, but before the filing of this Report on Form 10‑Q.

Concession Fee Recoveries - In October 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company (“Enterprise”) was filed in the U.S. District Court for the District of Nevada (Enterprise became a defendant in a separate action which they have now settled.) The Sobel case is a consumer class action on behalf of all persons who rented vehicles from Hertz at airports in Nevada and were separately charged airport concession recovery fees by Hertz as part of their rental charges during the class period. In October 2014, the court entered final judgment against the Company and directed Hertz to pay the class approximately $42 million in restitution and $11 million in prejudgment interest, and to pay attorney's fees of $3 million with an additional $3 million to be paid to class counsel from the restitution fund. In November 2014, Hertz timely filed an appeal of that final judgment with the U.S. Court of Appeals for the Ninth Circuit and the plaintiffs cross appealed the court's judgment seeking to challenge the lower court's ruling that Hertz did not deceive or mislead the class members. Following briefing and oral argument, on January 5, 2017, the Ninth Circuit issued an opinion reversing the District Court’s holdings on liability and remedy and vacating the judgment. The Ninth Circuit also rejected plaintiffs’ cross-appeal, finding that Hertz’s actions were not deceptive or misleading. On January 19, 2017, plaintiffs asked the entire Ninth Circuit, sitting en banc, to rehear the appeal. That petition was rejected on February 15, 2017. Plaintiffs have an opportunity to petition the United States Supreme Court to review the Ninth Circuit's decision in favor of the Company. The Company continues to believe the outcome of this case will not be material to its financial condition, results of operations or cash flows.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

In June 2014, Old Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Old Hertz Holdings’ motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint within 30 days of the order. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period such that it was not alleged to have commenced until May 18, 2013 and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey, and Old Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Old Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint on or before August 22, 2015. On August 21, 2015, plaintiff filed a third amended complaint. The third amended complaint included additional allegations, named additional current and former officers as defendants and expanded the putative class period such that it was alleged to span from February 14, 2013 to July 16, 2015. On November 4, 2015, Old Hertz Holdings filed its motion to dismiss. Thereafter, a motion was made by plaintiff to add a new plaintiff, because of challenges to the standing of the first plaintiff. The court granted plaintiffs leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Old Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint in its entirety with prejudice on March 24, 2016, and plaintiff filed its opposition to same on May 6, 2016. On June 13, 2016, Old Hertz Holdings and the individual defendants filed their reply briefs in support of their motions to dismiss. The matter is now fully briefed. On April 28, 2017, the court issued an order wherein Old Hertz Holdings' and the individual defendants' motions to dismiss were granted and the plaintiffs’ fourth amended complaint to add a new plaintiff was dismissed with prejudice (the “Order”). Plaintiffs have an opportunity to appeal to the U.S. Court of Appeals for the Third Circuit within 30 days of the Order.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

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

French Road Tax - The French Tax Authority has challenged the historic practice of several vehicle rental companies, including Hertz France, of registering vehicles in jurisdictions where it is established and where the road tax payable with respect to those vehicles is lower than the road tax payable in the jurisdictions where the vehicles will primarily be used. In respect of a period in 2005, the Company has unsuccessfully appealed the French Tax assessment to the highest Administrative court in France. In respect of a period from 2003 to 2005, following an adverse judgment, the Company appealed the French Tax Authority’s assessment to the Civil Court of Appeal. On March 2, 2017, the Company received an adverse judgment in the road tax appeal from the Civil Court of Appeal in the 2003 to 2005 years. In the third quarter of 2015, following an adverse decision against another industry participant involved in a similar action, the Company recorded charges with respect to this matter of approximately $23 million. In January 2016, the Company made a payment of approximately $9 million.

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

Indemnification Obligations

In the ordinary course of business, the Company executed contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Specifically, the Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. In addition, Hertz entered into customary indemnification agreements with Hertz Holdings and certain of the Company's stockholders and their affiliates pursuant to which Hertz Holdings and Hertz will indemnify those entities and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of such entities and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. The Company has entered into customary indemnification agreements with each of its directors and certain of its officers. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third party

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

claim. In connection with the Spin-Off, the Company executed an agreement with Herc Holdings that contains mutual indemnification clauses and a customary indemnification provision with respect to liability arising out of or resulting from assumed legal matters. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and have accrued for expected losses that are probable and estimable.

Note 13—Related Party Transactions

Agreements with the Icahn Group

In the normal course of business, the Company purchases goods and services from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack. During the three months ended March 31, 2017, the Company purchased approximately $2 million worth of goods and services from these related parties.

Transactions between Hertz Holdings and Hertz

On June 30, 2016, Hertz signed a master loan agreement with Hertz Global for a facility size of $425 million with an expiration in June 2017 (the "Master Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of March 31, 2017 and December 31, 2016, there was $104 million and $102 million outstanding under the Master Loan, respectively, representing advances under the Master Loan and any accrued but unpaid interest.

As of March 31, 2017 and December 31, 2016, Hertz has a due to affiliate in the amount of $65 million and $65 million, respectively, which represents its tax related liability to Hertz Holdings.

The above amounts are included in equity in the accompanying condensed consolidated balance sheets of Hertz.

Note 14—Earnings (Loss) Per Share - Hertz Global

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

As described in Note 1, "Background", on June 30, 2016, the distribution date, Old Hertz Holdings stockholders of record as of the close of business on June 22, 2016 received one share of Hertz Holdings common stock for every five shares of Old Hertz Holdings common stock held as of the record date. Basic and diluted net income (loss) per share for the three months ended March 31, 2016 is calculated using the weighted average number of basic, dilutive and anti-dilutive common shares outstanding during the period, as adjusted for the one-to-five distribution ratio.

As described in Note 8, "Stock-Based Compensation", the Company adopted the 2017 EICP on January 1, 2017. PSU awards issued under the 2017 EICP will be included in the denominator of diluted earnings (loss) per share when the required minimum threshold to receive the awards is met. There are no PSU awards issued under the 2017 EICP included in the computation of diluted earnings (loss) per share during the three months ended March 31, 2017 and 2016.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(223)	$(52)
Net income (loss) from discontinued operations	—	1
Net income (loss), basic	$(223)	$(51)
Denominator:
Basic weighted average common shares	83	85
Dilutive stock options, RSUs, PSUs and PSAs	—	—
Weighted average shares used to calculate diluted earnings per share	83	85
Antidilutive stock options, RSUs, PSUs and PSAs	2	2
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$(2.69)	$(0.61)
Basic earnings (loss) per share from discontinued operations	—	0.01
Basic earnings (loss) per share	$(2.69)	$(0.60)

Diluted earnings (loss) per share from continuing operations	$(2.69)	$(0.61)
Diluted earnings (loss) per share from discontinued operations	—	0.01
Diluted earnings (loss) per share	$(2.69)	$(0.60)

Note 15—Segment Information

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

The following tables provide significant statement of operations and balance sheet information by segment for each of Hertz Global and Hertz, as well as adjusted pretax incomes (loss), the segment measure of profitability.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended March 31,
(In millions)	2017	2016
Revenues
U.S. Rental Car	$1,353	$1,406
International Rental Car	411	433
All Other Operations	152	144
Total Hertz Global and Hertz	$1,916	$1,983
Adjusted pre-tax income (loss) (a)
U.S. Rental Car	$(116)	$(4)
International Rental Car	(4)	3
All Other Operations	21	18
Corporate	(114)	(123)
Total Hertz Global	(213)	(106)
Corporate - Hertz	1	—
Total Hertz	$(212)	$(106)
Depreciation of revenue earning vehicles and lease charges, net
U.S. Rental Car	$499	$419
International Rental Car	85	86
All Other Operations	117	111
Total Hertz Global and Hertz	$701	$616

(In millions)	March 31, 2017	December 31, 2016
Total Assets
U.S. Rental Car	$13,220	$12,876
International Rental Car	3,706	3,578
All other operations	1,615	1,612
Corporate	1,115	1,089
Total Hertz Global and Hertz	$19,656	$19,155

(a)
Adjusted pre-tax income (loss), the Company's segment profitability measure, is calculated as income (loss) from continuing operations before income taxes plus non-cash acquisition accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts, intangible and tangible asset impairments and write downs and certain one-time charges and non-operational items.

Reconciliation of adjusted pre-tax income (loss) by segment to consolidated amounts are summarized below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz Global

	Three Months Ended March 31,
(In millions)	2017	2016
Adjusted pre-tax income (loss):
U.S. Rental Car	$(116)	$(4)
International Rental Car	(4)	3
All Other Operations	21	18
Total reportable segments	(99)	17
Corporate(1)	(114)	(123)
Adjusted pre-tax income (loss)	(213)	(106)
Adjustments:
Acquisition accounting(2)	(16)	(16)
Debt-related charges(3)	(10)	(14)
Restructuring and restructuring related charges(4)	(8)	(12)
Sale of CAR Inc. common stock(5)	3	75
Impairment charges and asset write-downs(6)	(30)	—
Finance and information technology transformation costs(7)	(19)	(8)
Other(8)	(1)	5
Income (loss) before income taxes	$(294)	$(76)

Hertz

	Three Months Ended March 31,
(In millions)	2017	2016
Adjusted pre-tax income (loss):
U.S. Rental Car	$(116)	$(4)
International Rental Car	(4)	3
All Other Operations	21	18
Total reportable segments	(99)	17
Corporate(1)	(113)	(123)
Adjusted pre-tax income (loss)	(212)	(106)
Adjustments:
Acquisition accounting(2)	(16)	(16)
Debt-related charges(3)	(10)	(14)
Restructuring and restructuring related charges(4)	(8)	(12)
Sale of CAR Inc. common stock(5)	3	75
Impairment charges and asset write-downs(6)	(30)	—
Finance and information technology transformation costs(7)	(19)	(8)
Other(8)	(1)	5
Income (loss) before income taxes	$(293)	$(76)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and equipment relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs, when applicable. For further information on restructuring costs, see Note 9, "Restructuring." Also represents certain other charges such as incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes consulting costs and legal fees related to the previously disclosed accounting review and investigation.

(5)	Represents the pre-tax gain on the sale of CAR Inc. common stock.

(6)	In 2017, represents a $30 million impairment of an equity method investment.

(7)
Represents external costs associated with the Company’s finance and information technology transformation programs, both of which are multi-year initiatives that commenced in 2016 to upgrade and modernize the Company’s systems and processes.

(8)
Includes miscellaneous, non-recurring and other non-cash items and, in 2017, includes an adjustment to the carrying value of the Company's Brazil operations in connection with its classification as held for sale. In 2016, also includes a $9 million settlement gain from an eminent domain case related to one of the Company's U.S. airport locations.

Note 16—Guarantor and Non-Guarantor Condensed Consolidating Financial Information - Hertz

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2017 and December 31, 2016, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016 and the Statements of Cash Flows for the three months ended March 31, 2017 and 2016 of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Senior Notes issued by the Parent ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Senior Notes issued by the Parent ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) Hertz on a consolidated basis.

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

As described in Note 1, "Background", Old Hertz Holdings completed the Spin-Off on June 30, 2016. In connection with the Spin-Off, certain amounts that were historically recorded on the balance sheet of the Parent were distributed with the discontinued entities. These amounts primarily related to defined benefit pension plans, workers’ compensation liabilities, and income taxes. These amounts have been reclassified in the condensed consolidating statements of operations and comprehensive income (loss) and the statements of cash flows for the three months ended March 31, 2016 to reflect the balances transferred in the Guarantor Subsidiaries' and Non-Guarantor Subsidiaries' financial statements based on which discontinued entity received the distribution in the Spin-Off.

During the preparation of the condensed consolidating financial information of The Hertz Corporation and Subsidiaries as of and for the three months ended March 31, 2017, it was determined that prepaid expenses and other assets, deferred income taxes, net, due from affiliates and due to affiliates, and the related eliminations at December 31, 2016 as filed in the Company’s 2016 Form 10-K were improperly calculated, resulting in a $915 million overstatement of prepaid expenses and other assets and due to affiliates of the Parent and an overstatement of due from affiliates and deferred income taxes, net of the Guarantor Subsidiaries. The errors, which the Company has determined are not material to this disclosure, had no impact on the net assets of the Parent or the Guarantor Subsidiaries and are eliminated upon consolidation, and therefore have no impact on the Company’s consolidated financial condition, results of operations or cash flows. The Company has revised the Condensed Consolidating Balance Sheets for the Parent, Guarantor Subsidiaries and Eliminations as of December 31, 2016 to correct for these errors.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$421	$10	$354	$—	$785
Restricted cash and cash equivalents	93	8	165	—	266
Receivables, net of allowance	264	171	599	—	1,034
Due from affiliates	3,225	3,927	9,117	(16,269)	—
Prepaid expenses and other assets	4,985	78	222	(4,788)	497
Revenue earning vehicles, net	321	6	11,366	—	11,693
Property and equipment, net	642	67	139	—	848
Investment in subsidiaries, net	6,247	719	—	(6,966)	—
Other intangible assets, net	96	3,211	18	—	3,325
Goodwill	102	943	36	—	1,081
Assets held for sale	—	—	127	—	127
Total assets	$16,396	$9,140	$22,143	$(28,023)	$19,656
LIABILITIES AND EQUITY
Due to affiliates	$10,259	$1,960	$4,050	$(16,269)	$—
Accounts payable	336	89	716	—	1,141
Accrued liabilities	548	96	322	—	966
Accrued taxes, net	88	21	2,981	(2,916)	174
Debt	4,087	—	9,921	—	14,008
Public liability and property damage	161	41	203	—	405
Deferred income taxes, net	—	2,079	1,821	(1,872)	2,028
Liabilities held for sale	—	—	17	—	17
Total liabilities	15,479	4,286	20,031	(21,057)	18,739
Equity:
Stockholder's equity	917	4,854	2,112	(6,966)	917
Total liabilities and equity	$16,396	$9,140	$22,143	$(28,023)	$19,656

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$458	$12	$346	$—	$816
Restricted cash and cash equivalents	53	5	220	—	278
Receivables, net of allowance	752	167	364	—	1,283
Due from affiliates	3,668	3,823	9,750	(17,241)	—
Prepaid expenses and other assets	4,821	83	199	(4,525)	578
Revenue earning vehicles, net	361	7	10,450	—	10,818
Property and equipment, net	656	70	132	—	858
Investment in subsidiaries, net	6,114	598	—	(6,712)	—
Other intangible assets, net	89	3,223	20	—	3,332
Goodwill	102	943	36	—	1,081
Assets held for sale	—	—	111	—	111
Total assets	$17,074	$8,931	$21,628	$(28,478)	$19,155
LIABILITIES AND EQUITY
Due to affiliates	$10,833	$1,900	$4,508	$(17,241)	$—
Accounts payable	279	90	452	—	821
Accrued liabilities	557	103	320	—	980
Accrued taxes, net	78	18	2,881	(2,812)	165
Debt	4,086	—	9,455	—	13,541
Public liability and property damage	166	43	198	—	407
Deferred income taxes, net	—	2,065	1,797	(1,713)	2,149
Liabilities held for sale	—	—	17	—	17
Total liabilities	15,999	4,219	19,628	(21,766)	18,080
Equity:
Stockholder's equity	1,075	4,712	2,000	(6,712)	1,075
Total liabilities and equity	$17,074	$8,931	$21,628	$(28,478)	$19,155

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$991	$307	$1,377	$(759)	$1,916
Expenses:
Direct vehicle and operating	688	169	275	—	1,132
Depreciation of revenue earning vehicles and lease charges, net	737	102	621	(759)	701
Selling, general and administrative	150	11	59	—	220
Interest expense, net	82	(22)	69	—	129
Other (income) expense, net	33	—	(6)	—	27
Total expenses	1,690	260	1,018	(759)	2,209
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(699)	47	359	—	(293)
Income tax (provision) benefit	214	(15)	(128)	—	71
Equity in earnings (losses) of subsidiaries, net of tax	263	32	—	(295)	—
Net income (loss) from continuing operations	(222)	64	231	(295)	(222)
Net income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	(222)	64	231	(295)	(222)
Other comprehensive income (loss), net of tax	13	—	12	(12)	13
Comprehensive income (loss)	$(209)	$64	$243	$(307)	$(209)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,066	$339	$1,297	$(719)	$1,983
Expenses:
Direct vehicle and operating	685	189	285	(1)	1,158
Depreciation of revenue earning vehicles and lease charges, net	621	135	578	(718)	616
Selling, general and administrative	146	14	65	—	225
Interest expense, net	97	(11)	64	—	150
Other (income) expense, net	—	(9)	(81)	—	(90)
Total expenses	1,549	318	911	(719)	2,059
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(483)	21	386	—	(76)
Income tax (provision) benefit	190	(7)	(159)	—	24
Equity in earnings (losses) of subsidiaries, net of tax	244	56	—	(300)	—
Net income (loss) from continuing operations	(49)	70	227	(300)	(52)
Net income (loss) from discontinued operations	—	7	(4)	—	3
Net income (loss)	(49)	77	223	(300)	(49)
Other comprehensive income (loss), net of tax	54	(4)	53	(49)	54
Comprehensive income (loss)	$5	$73	$276	$(349)	$5

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities from continuing operations	$(714)	$5	$1,488	$(280)	$499
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	(41)	(2)	57	—	14
Net change in restricted cash and cash equivalents, non-vehicle	—	(1)	1	—	—
Revenue earning vehicle expenditures	(89)	(1)	(2,772)	—	(2,862)
Proceeds from disposal of revenue earning vehicles	49	—	1,911	—	1,960
Capital asset expenditures, non-vehicle	(42)	(3)	(9)	—	(54)
Proceeds from disposal of property and other equipment	5	—	2	—	7
Sales of (investment in) shares in equity investment	—	—	9	—	9
Loan to Parent/Guarantor from Non-Guarantor	—	—	(316)	316	—
Capital contributions to subsidiaries	(662)	—	—	662	—
Return of capital from subsidiaries	1,150	—	—	(1,150)	—
Net cash provided by (used in) investing activities from continuing operations	370	(7)	(1,117)	(172)	(926)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	276	—	1,822	—	2,098
Repayments of vehicle debt	(276)	—	(1,416)	—	(1,692)
Proceeds from issuance of non-vehicle debt	100	—	—	—	100
Repayments of non-vehicle debt	(102)	—	—	—	(102)
Capital contributions received from parent	—	—	662	(662)	—
Loan to Parent/Guarantor from Non-Guarantor	316	—	—	(316)	—
Payment of dividends and return of capital	—	—	(1,430)	1,430	—
Payment of financing costs	(5)	—	(7)	—	(12)
Advances to Hertz Global/Old Hertz Holdings	(2)	—	—	—	(2)
Net cash provided by (used in) financing activities from continuing operations	307	—	(369)	452	390
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	(37)	(2)	8	—	(31)
Cash and cash equivalents at beginning of period	458	12	346	—	816
Cash and cash equivalents at end of period	$421	$10	$354	$—	$785

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities from continuing operations	$(889)	$(30)	$1,565	$(185)	$461
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	(9)	(2)	3	—	(8)
Net change in restricted cash and cash equivalents, non-vehicle	—	—	1	—	1
Revenue earning vehicle expenditures	(132)	(7)	(3,246)	—	(3,385)
Proceeds from disposal of revenue earning vehicles	108	10	2,644	—	2,762
Capital assets expenditures, non-vehicle	(29)	(7)	(10)	—	(46)
Proceeds from disposal of property and other equipment	6	4	9	—	19
Capital contributions to subsidiaries	(372)	—	—	372	—
Return of capital from subsidiaries	847	25	—	(872)	—
Loan to Parent/Guarantor from Non-Guarantor	—	—	(340)	340	—
Sale of (investment in) shares in equity investment	—	—	233	—	233
Net cash provided by (used in) investing activities from continuing operations	419	23	(706)	(160)	(424)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	—	—	2,449	—	2,449
Repayments of vehicle debt	(33)	—	(2,207)	—	(2,240)
Proceeds from issuance of non-vehicle debt	365	—	—	—	365
Repayments of non-vehicle debt	(371)	—	—	—	(371)
Capital contributions received from parent	—	—	372	(372)	—
Loan to Parent/Guarantor from Non-Guarantor	340	—	—	(340)	—
Payment of dividends and return of capital	—	—	(1,057)	1,057	—
Payment of financing costs	—	—	(10)	—	(10)
Transfer (to) from discontinued entities	123	—	7	—	130
Net cash provided by (used in) financing activities from continuing operations	424	—	(446)	345	323
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	—	—	12	—	12
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	(46)	(7)	425	—	372
Cash and cash equivalents at beginning of period	179	17	278	—	474
Cash and cash equivalents at end of period	$133	$10	$703	$—	$846

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$—	$112	$7	$—	$119
Cash flows provided by (used in) investing activities	—	4	3	—	7
Cash flows provided by (used in) financing activities	—	(114)	(7)	—	(121)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—	$2	$3	$—	$5

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 17—Subsequent Events

Amendments to vehicle debt agreements

HVF II U.S. Vehicle Variable Funding Notes

In April 2017, the Company increased the commitments under the HVF II U.S. Vehicle Variable Funding Notes by $250 million, such that after giving effect to such increase the aggregate maximum principal amount of the HVF II Series 2013-A Class A Notes was approximately $3.0 billion, the aggregate maximum principal amount of the HVF II Series 2013-A Class B Notes was approximately $90 million and the aggregate maximum principal amount of the HVF II Series 2013-B Class A Notes was approximately $581 million.

In May 2017, HVF II issued the Series 2017-A Variable Funding Rental Car Asset Backed Notes (the “HVF II Series 2017-A Notes”) with an aggregate maximum principal amount of $500 million and a maturity date of October 2018.

HFLF Medium Term Notes

In April 2017, HFLF issued the Series 2017-1 Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the “HFLF Series 2017-1 Notes”) in an aggregate principal amount of $500 million. The HFLF Series 2017-1 Notes are fixed rate, except for the Class A-1 Notes which are floating rate and carry an interest rate based upon a spread to one-month LIBOR.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hertz Global Holdings, Inc. (together with its consolidated subsidiaries, "Hertz Global" or the "Company") is a holding company and its principal, wholly-owned subsidiary is The Hertz Corporation Inc. (together with its consolidated subsidiaries, "Hertz"). As Hertz Global consolidates Hertz for financial statement purposes, disclosures that relate to activities of Hertz also apply to Hertz Global, unless otherwise noted. Hertz comprises approximately the entire balance of Hertz Global's assets, liabilities and operating cash flows. In addition, Hertz's operating revenues and operating expenses comprise nearly 100% of Hertz Global's revenues and operating expenses. As such, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") that follows for Hertz also applies to Hertz Global in all material respects and differences between the operations and results of Hertz and Hertz Global are separately disclosed and explained. We sometimes use the words "we", "our," "us," and the "Company" in this MD&A for disclosures that relate to all of Hertz and Hertz Global.

Management’s discussion and analysis ("MD&A") should be read in conjunction with the MD&A presented in our 2016 Form 10‑K and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report on Form 10-Q for the quarterly period ended March 31, 2017 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including vehicle depreciation and various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

OUR COMPANY

Hertz Global Holdings, Inc. was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC which wholly owns Hertz, Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918.

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

Our Business Segments

We have identified three reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:

•	U.S. Rental Car ("U.S. RAC") - Rental of vehicles, as well as sales of ancillary products and services, in the U.S.;

•	International Rental Car ("International RAC") - Rental and leasing of vehicles, as well as sales of ancillary products and services, internationally; and

•	All Other Operations - Comprised of our Donlen business, which provides vehicle leasing and fleet management services, and other business activities.
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

Seasonality

Our vehicle rental operations are a seasonal business, with decreased levels of business in the winter months and heightened activity during the spring and summer peak ("our peak season") for the majority of countries where we generate our revenues. To accommodate increased demand, we increase our available fleet and staff during the second and third quarters of the year. As business demand declines, vehicles and staff are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including utilization initiatives and the use of our information technology systems, to help manage our variable costs. Generally, between 70% and 75% of our annual operating costs represent variable costs, while the remaining costs are fixed or semi-fixed. We also maintain a flexible workforce, with a significant number of part-time and seasonal workers. Certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2017 Operating Overview

The following provides an overview of our business and financial performance and key factors influencing our results:

•	Total revenues for U.S. RAC for the first quarter of 2017 decreased by 4% compared to 2016 driven by a 3% decline in Total RPD and a 1% decrease in transaction days;

•
Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased 19% to $499 million from $419 million for the first quarter of 2017 versus 2016. Net depreciation per unit per month in U.S. RAC increased 15% to $348 from $303 for the first quarter of 2017 versus 2016. The increases are the result of declining residual values on non-program vehicles;

•
Total revenues for International RAC decreased 5% for the first quarter of 2017 versus 2016. Excluding the impact of foreign currency exchange rates, total revenues for International RAC decreased $16 million, or 4% for the first quarter 2017 versus 2016, driven by a 4% decrease in Total RPD partially offset by a 1% increase in transaction days;

•
Depreciation of revenue earning vehicles and lease charges, net for International RAC decreased 1% to $85 million from $86 million for the first quarter of 2017 versus 2016, and excluding a $2 million impact of foreign currency exchange rates, increased $1 million due to an increase in average vehicles. Net depreciation per unit per month for International RAC was comparable year over year;

•
Recorded $19 million in expenses associated with our finance and information technology transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company's systems and processes, during the first quarter 2017 compared to $8 million during the first quarter of 2016;

•	Recorded a $30 million impairment of an equity method investment during the first quarter 2017 with no impairment charges during the first quarter of 2016; and

•
During the first quarter 2017, we sold approximately 9 million shares of common stock of CAR Inc., a publicly traded company on the Hong Kong Stock Exchange, for net proceeds of approximately $9 million, recognizing a pre-tax gain of $3 million. During the first quarter 2016, we sold 204 million shares of common stock of CAR Inc. for net proceeds of approximately $233 million, recognizing a pre-tax gain of $75 million.

For more information on the above highlights, see the discussion of our results on a consolidated basis and by segment that follows herein.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2017	2016
Total revenues	$1,916	$1,983	(3)%
Direct vehicle and operating expenses	1,132	1,158	(2)
Depreciation of revenue earning vehicles and lease charges, net	701	616	14
Selling, general and administrative expenses	220	225	(2)
Interest expense, net:
Vehicle	71	69	3
Non-vehicle	58	81	(28)
Interest expense, net	129	150	(14)
Other (income) expense, net	27	(90)	NM
Income (loss) from continuing operations, before income taxes	(293)	(76)	286
Income tax (provision) benefit	71	24	196
Net income (loss) from continuing operations	(222)	(52)	327
Net income (loss) from discontinued operations	—	3	NM
Net income (loss)	$(222)	$(49)	353
Adjusted pre-tax income (loss)(a)	$(212)	$(106)	100
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Total revenues decreased $67 million, or 3%, due primarily to decreases in our U.S. RAC and International RAC revenues of $53 million and $22 million, respectively, partially offset by an $8 million increase in our All Other Operations segment revenues. Total RPD in our U.S. RAC segment declined 3% driven predominantly by lower rental rates and a change in customer mix from higher yielding corporate contracted and retail rentals to lower yielding domestic tour and opaque rentals. Additionally, there was a decline in revenues for certain ancillary products. Volume for U.S. RAC decreased 1%. Volume for our airport business decreased 2% and was flat for our off airport business versus 2016. Excluding a $6 million impact of foreign currency exchange rates, International RAC revenues decreased $16 million, or 4%, driven by a 4% decrease in Total RPD partially offset by a 1% increase in transaction days for the segment. Rate and volume in both the U.S. and International RAC segments were negatively impacted by the Easter holiday falling in the second quarter of 2017 versus the first quarter of 2016.

The decrease in direct vehicle and operating expenses of $26 million, or 2%, was primarily due to a decrease in our International RAC and U.S. RAC segments of $12 million and $9 million, respectively, in the first quarter of 2017 compared to the first quarter of 2016. Excluding the $6 million impact of foreign currency exchange rates, direct vehicle and operating expenses for International RAC decreased $6 million, or 2%, due to a $5 million decrease in commissions, technology and facility charges and a $4 million decrease in vehicle damage expense, partially offset by a $4 million increase in public liability and property damage ("PLPD") expense. The decrease in direct vehicle and operating expenses for our U.S. RAC segment is comprised of a $7 million decrease in vehicle related expenses and a $4 million decrease in personnel related expenses, partially offset by an increase in other direct vehicle operating expenses of $2 million.

Depreciation of revenue earning vehicles and lease charges, net increased $85 million, or 14%, primarily due to an $80 million increase in our U.S. RAC segment due to declining residual values on non-program vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) decreased $5 million, or 2%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to a decrease of approximately $24 million in incentive compensation, advertising, restructuring related and other expenses, partially offset by an $11 million increase in information technology transformation program costs and $8 million in litigation settlements related to various cases recorded during the quarter. The above changes primarily related to our U.S. RAC segment and Corporate. As discussed above, we incurred higher information technology transformation program costs in the first quarter of 2017 versus the first quarter 2016, and we expect to see continued increases in SG&A expenses for information technology investments for the remainder of 2017 and in 2018.

Vehicle interest expense, net increased $2 million, or 3%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to higher market interest rates and higher rates associated with increasing the mix of medium term funding, offset by a reduction in amortization of deferred financing costs for terminated vehicle debt.

Non-vehicle interest expense decreased $23 million, or 28%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to the termination of the $2.1 billion of Senior Credit Facilities in June 2016 and the 2016 refinancings of certain Senior Notes with the lower rate Senior Term Loan and 5.50% Senior Notes due 2024.

We had other expense of $27 million as compared to other income of $90 million for the first quarter of 2017 compared to the first quarter of 2016. Other expense for the first quarter of 2017 was primarily comprised of a $30 million impairment of an equity method investment. Other income for the first quarter of 2016 was primarily comprised of a $75 million gain on the sale of common stock of CAR Inc. and a $9 million settlement gain from an eminent domain case at one of our airport locations.

The effective tax rate in the first quarter of 2017 was 24% compared to 32% in the first quarter of 2016. The effective tax rate for the full fiscal year 2017 is expected to be approximately 27%. The Company recorded a tax benefit of $71 million in the first quarter of 2017 and $24 million in the first quarter of 2016. The $47 million increase in the income tax benefit is due to composition of earnings by jurisdiction and lower pre-tax income, offset by discrete items in the quarter.

The results for discontinued operations are associated with the activities of the Old Hertz Holdings equipment rental business which was spun-off on June 30, 2016.

Adjusted pre-tax loss was $212 million in the first quarter of 2017 compared to $106 million in the first quarter of 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global has net losses from discontinued operations of $2 million for the first quarter of 2016 that are incremental to the amounts shown for Hertz. These amounts represent the net losses of the parent legal entities of Old Hertz Holdings which are deemed discontinued operations of Hertz Global but not Hertz.

In the first quarter of 2017, interest expense, net for Hertz Global is $1 million greater than for Hertz. This amount represents interest associated with amounts outstanding under the master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations but this amount is eliminated in consolidation for purposes of Hertz Global.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2017	2016
Total revenues	$1,353	$1,406	(4)%
Direct vehicle and operating expenses	$861	$870	(1)
Depreciation of revenue earning vehicles and lease charges, net	$499	$419	19
Income (loss) before income taxes	$(132)	$(22)	500
Adjusted pre-tax income (loss)(a)	$(116)	$(4)	NM
Transaction days (in thousands)(b)	32,312	32,742	(1)
Average vehicles(c)	478,000	460,200	4
Vehicle utilization(c)	75%	78%	(310)	bps
Total RPD (in whole dollars)(d)	$41.19	$42.36	(3)
Total RPU (in whole dollars)(e)	$928	$1,005	(8)
Net depreciation per unit per month (in whole dollars)(f)	$348	$303	15
Program vehicles as a percentage of average vehicles at period end	8%	15%	(700)	bps
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Total U.S. RAC revenues were $1.4 billion in the first quarter of 2017, a decrease of $53 million, or 4%, from the first quarter of 2016. Total RPD decreased 3% driven predominantly by lower rental rates and a change in customer mix from higher yielding corporate contracted and retail rentals to lower yielding domestic tour and opaque rentals. Additionally, there was a decrease in ancillary revenue from insurance and related products and vehicle upgrades. Transaction days decreased 1% due in part to there being one less day in the first quarter of 2017 compared to the first quarter of 2016. Rate and volume were also negatively impacted by the Easter holiday falling in the second quarter of 2017 versus the first quarter of 2016. Volume for U.S. RAC decreased 2% for our airport business and was flat for our off airport business versus the first quarter of 2016. Off airport revenues comprised 28% of total revenues for the segment in the first quarter of 2017 as compared to 26% for the first quarter of 2016.

Direct vehicle and operating expenses for U.S. RAC decreased $9 million, or 1%, primarily due to the following:

•	Vehicle related expenses decreased $7 million year over year primarily due to:

•
Decreased collision and short term maintenance expense of $7 million resulting from improved customer mix and improved customer collections on damage claims resulting from process improvements and a decrease in the costs to prepare program vehicles for turn-back due to a reduction in the number of program vehicles returned to the manufacturer year over year.

•	Personnel related expenses decreased $4 million compared to the first quarter of 2016, primarily due to a decrease in variable incentive compensation.

•	Other direct vehicle and operating expenses increased $2 million year over year primarily due to increased fuel costs of $4 million due to higher market fuel pricing.

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

compute the provision for depreciation of revenue earning vehicles are adjusted on certain vehicles in our vehicle rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold. Based on the reviews completed during the first quarter of 2017 and 2016, depreciation rate changes in our U.S. RAC operations resulted in a net increase in depreciation expense of $26 million and $27 million, respectively. The rate changes reflect declining residual values on non-program vehicles.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased by $80 million, or 19%, in the first quarter of 2017 compared to the first quarter of 2016. Net depreciation per unit per month increased to $348 in the first quarter of 2017 compared to $303 in the first quarter of 2016. The increase year over year is primarily the result of declining residual values on non-program vehicles.

Loss before income taxes for U.S. RAC increased $110 million in the first quarter of 2017 compared to the first quarter of 2016 due primarily to the impact of lower revenues and increased depreciation expense on our revenue earning vehicles. Additionally, in the first quarter of 2016 we had other income of $9 million related to an eminent domain case at one of our airport locations. The above were partially offset by a decrease of $14 million in interest expense, net and a $9 million decrease in SG&A for the segment, resulting from $17 million of decreases in incentive compensation, advertising expenses, restructuring related expenses, information technology transformation program costs and other general expenses, partially offset by $8 million in litigation settlements related to various cases recorded during the quarter.

Adjusted pre-tax loss for U.S. RAC was $116 million in the first quarter of 2017 compared to $4 million in the first quarter of 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

International Rental Car

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2017	2016
Total revenues	$411	$433	(5)%
Direct vehicle and operating expenses	$267	$279	(4)
Depreciation of revenue earning vehicles and lease charges, net	$85	$86	(1)
Income (loss) before income taxes	$(5)	$(1)	400
Adjusted pre-tax income (loss)(a)	$(4)	$3	NM
Transaction days (in thousands)(b)	10,184	10,104	1
Average vehicles(c)	150,400	148,100	2
Vehicle utilization(c)	75%	75%	30	bps
Total RPD (in whole dollars)(d)	$39.38	$40.97	(4)
Total RPU (in whole dollars)(e)	$889	$932	(5)
Net depreciation per unit per month (in whole dollars)(f)	$184	$185	(1)
Program vehicles as a percentage of average vehicles at period end	33%	37%	(400)	bps
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Total revenues for International RAC decreased $22 million, or 5%, in the first quarter of 2017 compared to the first quarter of 2016. Excluding a $6 million impact of foreign currency exchange rates, revenues decreased $16 million or 4%, driven by a 4% decrease in Total RPD, partially offset by a 1% increase in transaction days for the segment despite there being one less day in the first quarter of 2017 compared to the first quarter of 2016. The decline in Total RPD is

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

primarily due to the impact in Europe of the Easter holiday falling in the second quarter of 2017 versus the first quarter of 2016 and the termination of certain contracts in the third quarter of 2016.

Direct vehicle and operating expenses for International RAC decreased $12 million in the first quarter of 2017 compared to the first quarter of 2016. Excluding the $6 million impact of foreign currency exchange rates, direct vehicle and operating expenses decreased $6 million, or 2%, versus the prior year due to a decrease of $4 million in vehicle damage expense and a $5 million decrease in commissions, technology and facility charges in the first quarter of 2017. The decreases were partially offset by an increase in PLPD expense of $4 million primarily due to adverse case development in France and Germany in the first quarter of 2017.

Depreciation of revenue earning vehicles and lease charges, net for International RAC decreased $1 million, or 1%, in the first quarter of 2017 compared to the first quarter of 2016. Excluding the $2 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net increased $1 million or 1% primarily due to an increase in average vehicles in the first quarter of 2017 compared to the first quarter of 2016. Net depreciation per unit per month was comparable year over year.

There was a loss before income taxes for International RAC of $5 million in the first quarter of 2017 compared to $1 million in the first quarter of 2016. The $4 million decrease year-over-year is primarily due to the factors discussed above.

Adjusted pre-tax loss for International RAC was $4 million in the first quarter of 2017 compared to adjusted pre-tax income of $3 million in the first quarter of 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

All Other Operations

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2017	2016
Total revenues	$152	$144	6%
Direct vehicle and operating expenses	$5	$5	—
Depreciation of revenue earning vehicles and lease charges, net	$117	$111	5
Income (loss) before income taxes	$18	$15	20
Adjusted pre-tax income (loss)(a)	$21	$18	17
Average vehicles - Donlen	207,500	162,300	28
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Total revenues for All Other Operations increased $8 million, or 6%, in the first quarter of 2017 compared to the first quarter of 2016, primarily driven by an increase in Donlen's leasing and services volume due to new business origination and existing customer growth. Higher revenues were partially offset by increases in vehicle depreciation due to the growth of leased fleet, resulting in a 20% increase in income before income taxes.

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
Hertz

	Three Months Ended March 31,
(In millions)	2017	2016
Adjusted pre-tax income (loss):
U.S. Rental Car	$(116)	$(4)
International Rental Car	(4)	3
All Other Operations	21	18
Total reportable segments	(99)	17
Corporate(1)	(113)	(123)
Adjusted pre-tax income (loss)	(212)	(106)
Adjustments:
Acquisition accounting(2)	(16)	(16)
Debt-related charges(3)	(10)	(14)
Restructuring and restructuring related charges(4)	(8)	(12)
Sale of CAR Inc. common stock(5)	3	75
Impairment charges and asset write-downs(6)	(30)	—
Finance and information technology transformation costs(7)	(19)	(8)
Other(8)	(1)	5
Income (loss) before income taxes	$(293)	$(76)

Hertz Global

	Three Months Ended March 31,
(In millions)	2017	2016
Adjusted pre-tax income (loss):
U.S. Rental Car	$(116)	$(4)
International Rental Car	(4)	3
All Other Operations	21	18
Total reportable segments	(99)	17
Corporate(1)	(114)	(123)
Adjusted pre-tax income (loss)	(213)	(106)
Adjustments:
Acquisition accounting(2)	(16)	(16)
Debt-related charges(3)	(10)	(14)
Restructuring and restructuring related charges(4)	(8)	(12)
Sale of CAR Inc. common stock(5)	3	75
Impairment charges and asset write-downs(6)	(30)	—
Finance and information technology transformation costs(7)	(19)	(8)
Other(8)	(1)	5
Income (loss) before income taxes	$(294)	$(76)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and equipment relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(4)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs, when applicable. For further information on restructuring costs, see Part I, Item 1, Note 9, "Restructuring," to the Notes to our condensed consolidated financial statements included in this Report. Also represents certain other charges such as incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes consulting costs and legal fees related to the previously disclosed accounting review and investigation.

(5)	Represents the pre-tax gain on the sale of CAR Inc. common stock.

(6)	In 2017, represents a $30 million impairment of an equity method investment.

(7)
Represents external costs associated with the Company’s finance and information technology transformation programs, both of which are multi-year initiatives that commenced in 2016 to upgrade and modernize the Company’s systems and processes.

(8)
Includes miscellaneous, non-recurring and other non-cash items and, in 2017, includes an adjustment to the carrying value of the Company's Brazil operations in connection with its classification as held for sale. In 2016, also includes a $9 million settlement gain from an eminent domain case related to one of the Company's airport locations.

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

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
	2017	2016	2017	2016
Transaction days (in thousands)	32,312	32,742	10,184	10,104
Average vehicles	478,000	460,200	150,400	148,100
Number of days in period	90	91	90	91
Available car days (in thousands)	43,020	41,878	13,536	13,477
Vehicle utilization	75%	78%	75%	75%

(d)
Total RPD is a key metric that is calculated as total revenue less ancillary retail vehicle sales revenue, divided by the total number of transaction days, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. This statistic is important to our management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and encompasses the elements in vehicle rental pricing that management has the ability to control. The following tables reconcile our rental car segment revenues to our total rental revenue and total revenue per transaction day (based on December 31, 2016 foreign currency exchange rates) for the periods shown:

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2017	2016	2017	2016
Revenues	$1,353	$1,406	$411	$433
Ancillary retail vehicle sales revenue	(22)	(19)	—	—
Foreign currency adjustment	—	—	(10)	(19)
Total rental revenue	$1,331	$1,387	$401	$414
Transaction days (in thousands)	32,312	32,742	10,184	10,104
Total RPD (in whole dollars)	$41.19	$42.36	$39.38	$40.97

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(e)
Total RPU is a key metric that is calculated as total revenues less ancillary retail vehicle sales revenue divided by the average vehicles in each period and then divide by the number of months in the period reported, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is appropriate so as not to affect the comparability of underlying trends. This metric is important to our management as it represents a measurement of revenue productivity relative to fleet capacity. The following tables reconcile our rental car segments' total rental revenues to our total revenue per unit per month (based on December 31, 2016 foreign currency exchange rates) for the periods shown:

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2017	2016	2017	2016
Total rental revenue	$1,331	$1,387	$401	$414
Average vehicles	478,000	460,200	150,400	148,100
Total revenue per unit (in whole dollars)	$2,785	$3,014	$2,666	$2,795
Number of months in period	3	3	3	3
Total RPU (in whole dollars)	$928	$1,005	$889	$932

(f)
Net depreciation per unit per month is a key metric that is calculated by dividing depreciation of revenue earning vehicles and lease charges, net by the average vehicles in each period and then dividing by the number of months in the period reported, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. Net depreciation per unit per month represents the amount of average depreciation expense and lease charges, net per vehicle per month. The following tables reconcile our rental car segment depreciation of revenue earning vehicles and lease charges, net to our net depreciation per unit per month (based on December 31, 2016 foreign currency exchange rates) for the periods shown:

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2017	2016	2017	2016
Depreciation of revenue earning vehicles and lease charges, net	$499	$419	$85	$86
Foreign currency adjustment	—	—	(2)	(4)
Adjusted depreciation of revenue earning vehicles and lease charges, net	$499	$419	$83	$82
Average vehicles	478,000	460,200	150,400	148,100
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by average vehicles (in whole dollars)	$1,044	$910	$552	$554
Number of months in period	3	3	3	3
Net depreciation per unit per month (in whole dollars)	$348	$303	$184	$185

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

As of March 31, 2017, we had $785 million of cash and cash equivalents and $266 million of restricted cash. Of these amounts as of March 31, 2017, $119 million of cash and cash equivalents and $80 million of restricted cash was held by our subsidiaries outside of the U.S., Canada and Puerto Rico. Repatriation of some of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes. Except for cash and cash equivalents in Brazil, due to the pending sale of our operations in that foreign jurisdiction, we consider cash held by our subsidiaries outside of the U.S., Canada and Puerto Rico to be permanently reinvested.

We believe that cash and cash equivalents generated by our U.S. operations, cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the U.S. capital markets, will be sufficient to fund operating requirements for the next twelve months.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz

As of March 31, 2017, Hertz had cash and cash equivalents of $785 million, a decrease of $31 million from $816 million as of December 31, 2016. The following table summarizes the net change in cash and cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2017	2016	$ Change
Cash provided by (used in):
Operating activities	$499	$461	$38
Investing activities	(926)	(424)	(502)
Financing activities	390	323	67
Effect of exchange rate changes	6	12	(6)
Net change in cash and cash equivalents	$(31)	$372	$(403)

During the three months ended March 31, 2017, we generated $38 million more cash from operating activities compared with the same period in 2016 primarily due to a $95 million increase in the change in working capital period over period mainly due to a $78 million change in non-vehicle receivables at March 31, 2017 compared to March 31, 2016. The increase was partially offset by a $57 million reduction in net income excluding non-cash items.

Our primary use of cash in investing activities is for the acquisition of revenue earning vehicles. During the three months ended March 31, 2017, we used $502 million more cash for investing activities compared with the same period in 2016 primarily due to an increase in net revenue earning vehicle expenditures of $279 million due to $802 million lower proceeds from disposals of revenue earning vehicles, partially offset by $523 million lower expenditures for revenue earning vehicles. Also, there was a $224 million decrease in proceeds from the sale of CAR Inc. common stock.

During the three months ended March 31, 2017, cash provided by financing activities increased by $67 million compared with the same period in 2016 primarily due to a $201 million increase in net borrowings. There was cash received from our discontinued entities of $130 million during the three months ended March 31, 2016 compared with no amounts received during the three months ended March 31, 2017 which partially offsets the increase above.

Cash Flows - Hertz Global

As of March 31, 2017, Hertz Global had cash and cash equivalents of $785 million, a decrease of $31 million from $816 million as of December 31, 2016. The following table summarizes the net change in cash and cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2017	2016	$ Change
Cash provided by (used in):
Operating activities	$498	$461	$37
Investing activities	(926)	(424)	(502)
Financing activities	391	323	68
Effect of exchange rate changes	6	12	(6)
Net change in cash and cash equivalents	$(31)	$372	$(403)

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global and cash outflows by Hertz Global for the purchase of treasury shares, of which there were none during the three months ended March 31, 2017 or 2016.

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

Financing transactions that occurred during the three months ended March 31, 2017 did not significantly change our overall liquidity. See Part I, Item 1, Note 6, "Debt," to the Notes to our condensed consolidated financial statements included in this Report ("Note 6") for information.

Cash paid for interest during the three months ended March 31, 2017 was $67 million for interest on vehicle debt and $30 million for interest on non-vehicle debt. Corporate liquidity (defined as unrestricted cash plus availability under the primary non-vehicle liquidity line of $785 million and $939 million, respectively, at March 31, 2017 and $816 million and $1.13 billion, respectively, at December 31, 2016) declined slightly to $1.7 billion at March 31, 2017 from $1.9 billion at December 31, 2016.

Approximately $790 million of vehicle debt and $257 million of non-vehicle debt will mature during the twelve months following the issuance of this Report and the Company will need to refinance a portion of the debt. The Company has reviewed the maturing debt obligations and determined that it is probable that the Company will be able, and has the intent, to repay or refinance such obligations before the expiration of such facilities.

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

The Senior RCF contains a financial maintenance covenant that is only applicable to the Senior RCF. Such covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the Senior RCF Credit Agreement, as of the last day of any fiscal quarter (the "Covenant Leverage Ratio"), may not exceed the ratios indicated below:

Fiscal Quarter(s) Ending	Maximum Ratio
March 31, 2017	3.25	to	1.00
June 30, 2017	3.25	to	1.00
September 30, 2017	3.25	to	1.00
December 31, 2017 and each March 31, June 30, September 30 and December 31 ending thereafter	3.00	to	1.00

At March 31, 2017, Hertz was in compliance with the Covenant Leverage Ratio with a ratio of 2.41 to 1.00, as calculated in accordance with the Senior RCF Credit Agreement. Consolidated EBITDA, as defined in the Senior RCF Credit Agreement, is a component of the calculation of the Covenant Leverage Ratio and is a non-GAAP financial measure that is not a measure of operating results, but instead is a measure used to determine compliance with the Covenant Leverage Ratio under the Senior RCF Credit Agreement. Consolidated EBITDA is generally defined in the Senior RCF Credit Agreement as consolidated net income plus the sum of income taxes, non-vehicle interest expense, non-vehicle depreciation and amortization expense, and non-cash charges or losses, as further adjusted for certain other items permitted in calculating covenant compliance under the Senior RCF, including add backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves.

Based on available liquidity from our expected operating results, the Senior RCF and other financing arrangements, Hertz expects to continue to be in compliance for at least the next twelve months.

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

Capital Expenditures

Revenue Earning Vehicle Expenditures

The table below sets forth our revenue earning vehicle expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2017
First Quarter	$(2,862)	$1,960	$(902)
2016
First Quarter	$(3,385)	$2,762	$(623)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth net capital expenditures for revenue earning vehicles by segment for the periods shown:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2017	2016	$ Change	% Change
U.S. Rental Car	$(806)	$(583)	$(223)	38%
International Rental Car	7	75	(68)	(91)
All Other Operations	(103)	(115)	12	(10)
Total	$(902)	$(623)	$(279)	45

As further described in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," to the Notes to our condensed consolidated financial statements included in this Report, we revised our condensed consolidated statements of cash flows to decrease revenue earning vehicles expenditures and decrease proceeds from disposals of revenue earning vehicles by $205 million in the All Other Operations segment for the three months ended March 31, 2016. This revision had no impact on net capital expenditures for revenue earning vehicles for the segment.

Capital Assets, non-fleet

The table below sets forth our capital asset expenditures, non-fleet, and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Capital Assets, Non-Vehicle
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2017
First Quarter	$(54)	$7	$(47)
2016
First Quarter	$(46)	$19	$(27)

The table below sets forth capital asset expenditures, non-fleet, net of disposal proceeds, by segment for the periods shown:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2017	2016	$ Change	% Change
U.S. Rental Car	$(25)	$(11)	$(14)	127%
International Rental Car	(4)	(4)	—	—
All Other Operations	(2)	(1)	(1)	100
Corporate	(16)	(11)	(5)	45
Total	$(47)	$(27)	$(20)	74

CONTRACTUAL OBLIGATIONS

Material changes to our aggregate indebtedness are described in Part I, Item 1, Note 6, "Debt," to the Notes to our condensed consolidated financial statements included in this Report, however, these changes did not significantly revise our future estimated interest payments from those which are set forth in the Contractual Obligations table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2016 Form 10‑K.

As of March 31, 2017, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

There have been no significant changes to our indemnification obligations as compared to those disclosed in Note 17, "Contingencies and Off-Balance Sheet Commitments" of the Notes to our consolidated financial statements included in our 2016 Form 10‑K under the caption Item 8, "Financial Statements and Supplementary Data."

The Company regularly evaluates the probability of having to incur costs associated with indemnification obligations and will accrue for expected losses when they are probable and estimable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated financial statements requires management

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

We discuss our critical accounting policies and estimates in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K. On January 1, 2017, we prospectively adopted guidance that eliminates the second step of the two-step goodwill impairment test, which requires the determination of the implied fair value of goodwill to measure an impairment. Rather, a goodwill impairment charge will be calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. Under the guidance, we still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

On January 1, 2017 we also adopted guidance that simplifies several areas of employee share-based payment accounting, including income taxes, forfeitures, minimum statutory withholding requirements, and classifications within the statement of cash flows. Most significantly, the new guidance eliminates the need to track tax “windfalls” in a separate pool within additional paid-in capital; instead, excess tax benefits and tax deficiencies will be recorded within income tax expense. For details regarding the method of adoption, refer to Part I, Item 1, Note 2 "Basis of Presentation and Recently Issued Accounting Pronouncements," to the Notes to our condensed consolidated financial statements included in this Report.

Effective January 1, 2017, the Company’s board of directors adopted the 2017 EICP which provides for PSUs where the service inception date precedes the grant date. The fair value is based on the anticipated number of shares awarded and the quoted price of the Company’s shares at each reporting date up to the grant date. Compensation charges accumulate as a liability until the grant date, at which time the liability will be reclassified to equity. Additionally, under the 2016 Omnibus Plan, we issued PSAs with graded vesting where the compensation expense is recognized ratably over the requisite service period for each separately vesting tranche of the award. For details regarding the 2017 EICP and PSAs described above, refer to Part I, Item 1, Note 8 "Stock-Based Compensation," to the Notes to our condensed consolidated financial statements included in this Report.

There have been no other material changes to our critical accounting policies and estimates as disclosed in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Report and in reports we subsequently file with the United States Securities and Exchange Commission ("SEC") on Forms 10‑K and 10‑Q and file or furnish on Form 8‑K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on Forms 10‑K, 10‑Q and 8‑K.

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

with the SEC, those described under "Item 1A—Risk Factors" included in our 2016 Form 10-K and the following, which were derived in part from the risks set forth in "Item 1A—Risk Factors" of our 2016 Form 10-K:

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

•	increased vehicle costs due to declines in the value of our non-program vehicles;

•	occurrences that disrupt rental activity during our peak periods;

•	our ability to purchase adequate supplies of competitively priced vehicles and risks relating to increases in the cost of the vehicles we purchase;

•	our ability to accurately estimate future levels of rental activity and adjust the number and mix of vehicles used in our rental operations accordingly;

•	our ability to maintain sufficient liquidity and the availability to us of additional or continued sources of financing for our revenue earning vehicles and to refinance our existing indebtedness;

•	our ability to adequately respond to changes in technology and customer demands;

•	our access to third-party distribution channels and related prices, commission structures and transaction volumes;

•	an increase in our vehicle costs or disruption to our rental activity, particularly during our peak periods, due to safety recalls by the manufacturers of our vehicles;

•	a major disruption in our communication or centralized information networks;

•	financial instability of the manufacturers of our vehicles;

•	any impact on us from the actions of our franchisees, dealers and independent contractors;

•	our ability to sustain operations during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease);

•	shortages of fuel and increases or volatility in fuel costs;

•	our ability to successfully integrate acquisitions and complete dispositions;

•	our ability to maintain favorable brand recognition;

•	costs and risks associated with litigation and investigations;

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

There is no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included in our 2016 Form 10‑K.

ITEM 4.   CONTROLS AND PROCEDURES

HERTZ GLOBAL HOLDINGS, INC.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2016 Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES (CONTINUED)

time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended March 31, 2017. In October 2016, we transitioned Hertz Claim Management (“HCM”) U.S. third party claims processing to a third service party provider. The Company will continue managing claims opened prior to October 1, 2016 and is projected to complete the transition by the fourth quarter of 2017.

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

Other than those items noted above, there were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

THE HERTZ CORPORATION

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2016 Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended March 31, 2017. In October 2016, we transitioned Hertz Claim Management (“HCM”) U.S. third party claims processing to a third service party provider. The Company will continue managing claims opened prior to October 1, 2016 and is projected to complete the transition by the fourth quarter of 2017.

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

Other than those items noted above, there were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
For a description of certain pending legal proceedings see Part I, Item 1, Note 12, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our condensed consolidated financial statements included in this Report.
ITEM 1A.   RISK FACTORS
There are no material amendments or additions to the information reported under Part I, Item 1A “Risk Factors” contained in our 2016 Form 10-K.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2017	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ THOMAS C. KENNEDY
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