Form 10-Q
period 2017-06-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2017-08-08
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

Indicate the number of shares outstanding as of the latest practicable date.

	Class	Shares Outstanding at	July 31, 2017
Hertz Global Holdings, Inc.	Common Stock, par value $0.01 per share	83,716,852
The Hertz Corporation	Common Stock, par value $0.01 per share	100 (100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1,141	$816
Restricted cash and cash equivalents:
Vehicle	183	235
Non-vehicle	879	43
Total restricted cash and cash equivalents	1,062	278
Receivables:
Vehicle	282	546
Non-vehicle, net of allowance of $37 and $42, respectively	928	737
Total receivables, net	1,210	1,283
Prepaid expenses and other assets	565	578
Revenue earning vehicles:
Vehicles	16,149	13,655
Less accumulated depreciation	(2,963)	(2,837)
Total revenue earning vehicles, net	13,186	10,818
Property and equipment:
Land, buildings and leasehold improvements	1,188	1,165
Service equipment and other	771	724
Less accumulated depreciation	(1,120)	(1,031)
Total property and equipment, net	839	858
Other intangible assets, net	3,239	3,332
Goodwill	1,082	1,081
Assets held for sale	109	111
Total assets	$22,433	$19,155
LIABILITIES AND EQUITY
Accounts payable:
Vehicle	$677	$258
Non-vehicle	704	563
Total accounts payable	1,381	821
Accrued liabilities	963	980
Accrued taxes, net	166	165
Debt:
Vehicle	11,176	9,646
Non-vehicle	5,633	3,895
Total debt	16,809	13,541
Public liability and property damage	423	407
Deferred income taxes, net	1,922	2,149
Liabilities held for sale	13	17
Total liabilities	21,677	18,080
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 86 and 85 shares issued and 84 and 83 shares outstanding	1	1
Additional paid-in capital	2,234	2,227
Accumulated deficit	(1,214)	(882)
Accumulated other comprehensive income (loss)	(165)	(171)
	856	1,175
Treasury Stock, at cost, 2 shares and 2 shares	(100)	(100)
Total equity	756	1,075
Total liabilities and equity	$22,433	$19,155

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Worldwide vehicle rental	$2,062	$2,124	$3,827	$3,963
All other operations	162	146	313	290
Total revenues	2,224	2,270	4,140	4,253
Expenses:
Direct vehicle and operating	1,255	1,267	2,387	2,425
Depreciation of revenue earning vehicles and lease charges, net	743	629	1,444	1,245
Selling, general and administrative	223	234	442	459
Interest expense, net:
Vehicle	82	72	153	140
Non-vehicle	76	102	136	185
Total interest expense, net	158	174	289	325
Intangible asset impairments	86	—	86	—
Other (income) expense, net	4	1	31	(89)
Total expenses	2,469	2,305	4,679	4,365
Income (loss) from continuing operations before income taxes	(245)	(35)	(539)	(112)
Income tax (provision) benefit	87	7	158	32
Net income (loss) from continuing operations	(158)	(28)	(381)	(80)
Net income (loss) from discontinued operations	—	(15)	—	(13)
Net income (loss)	$(158)	$(43)	$(381)	$(93)

Weighted average shares outstanding:
Basic	83	85	83	85
Diluted	83	85	83	85

Earnings (loss) per share - basic and diluted:
Basic earnings (loss) per share from continuing operations	$(1.90)	$(0.33)	$(4.59)	$(0.94)
Basic earnings (loss) per share from discontinued operations	—	(0.18)	—	(0.15)
Basic earnings (loss) per share	$(1.90)	$(0.51)	$(4.59)	$(1.09)

Diluted earnings (loss) per share from continuing operations	$(1.90)	$(0.33)	$(4.59)	$(0.94)
Diluted earnings (loss) per share from discontinued operations	—	(0.18)	—	(0.15)
Diluted earnings (loss) per share	$(1.90)	$(0.51)	$(4.59)	$(1.09)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(158)	$(43)	$(381)	$(93)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	(18)	12	18
Unrealized holding gains (losses) on securities	—	(8)	—	9
Reclassification of realized gain on securities to other (income) expense	—	—	(3)	—
Net gain (loss) on defined benefit pension plans	(3)	(34)	(4)	(34)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	1	2	2	4
Total other comprehensive income (loss) before income taxes	(6)	(58)	7	(3)
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	—	14	—	14
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	(1)	(1)	(2)
Total other comprehensive income (loss)	(7)	(45)	6	9
Total comprehensive income (loss)	$(165)	$(88)	$(375)	$(84)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(381)	$(93)
Less: Net income (loss) from discontinued operations	—	(13)
Net income (loss) from continuing operations	(381)	(80)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	1,410	1,212
Depreciation and amortization, non-vehicle	120	128
Amortization and write-off of deferred financing costs	20	22
Amortization and write-off of debt discount (premium)	1	3
Loss on extinguishment of debt	8	20
Stock-based compensation charges	12	12
Provision for receivables allowance	17	24
Deferred income tax, net	(175)	(49)
Impairment charges and asset write-downs	116	3
(Gain) loss on sale of shares in equity investment	(3)	(75)
Other	7	(4)
Changes in assets and liabilities
Non-vehicle receivables	(180)	(214)
Prepaid expenses and other assets	(71)	(48)
Non-vehicle accounts payable	134	43
Accrued liabilities	(53)	(15)
Accrued taxes, net	(1)	14
Public liability and property damage	1	18
Net cash provided by (used in) operating activities	982	1,014
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	55	18
Net change in restricted cash and cash equivalents, non-vehicle	—	(2)
Revenue earning vehicles expenditures	(6,709)	(6,887)
Proceeds from disposal of revenue earning vehicles	3,835	4,787
Capital asset expenditures, non-vehicle	(103)	(72)
Proceeds from disposal of property and other equipment	11	39
Sales of shares in equity investment, net of amounts invested	9	188
Other	(2)	—
Net cash provided by (used in) investing activities	(2,904)	(1,929)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Net change in restricted cash and cash equivalents, non-vehicle	(834)	—
Proceeds from issuance of vehicle debt	5,028	6,079
Repayments of vehicle debt	(3,665)	(5,078)
Proceeds from issuance of non-vehicle debt	2,100	1,477
Repayments of non-vehicle debt	(354)	(2,843)
Payment of financing costs	(34)	(51)
Early redemption premium payment	(5)	—
Transfers from discontinued entities	—	2,122
Other	(1)	12
Net cash provided by (used in) financing activities	2,235	1,718
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	12	8
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	325	811
Cash and cash equivalents at beginning of period	816	474
Cash and cash equivalents at end of period	$1,141	$1,285

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$—	$205
Cash flows provided by (used in) investing activities	—	(78)
Cash flows provided by (used in) financing activities	—	(96)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—	$31

Supplemental disclosures of cash information for continuing operations:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$130	$115
Non-vehicle	128	167
Income taxes, net of refunds	29	25
Supplemental disclosures of non-cash information for continuing operations:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities	$546	$560
Sales of revenue earning vehicles included in receivables	151	392
Purchases of property and other equipment included in accounts payable	22	19
Sales of property and other equipment included in receivables	5	17
Revenue earning vehicles and property and equipment acquired through capital lease	13	—

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1,141	$816
Restricted cash and cash equivalents:
Vehicle	183	235
Non-vehicle	879	43
Total restricted cash and cash equivalents	1,062	278
Receivables:
Vehicle	282	546
Non-vehicle, net of allowance of $37 and $42, respectively	928	737
Total receivables, net	1,210	1,283
Prepaid expenses and other assets	565	578
Revenue earning vehicles:
Vehicles	16,149	13,655
Less accumulated depreciation	(2,963)	(2,837)
Total revenue earning vehicles, net	13,186	10,818
Property and equipment:
Land, buildings and leasehold improvements	1,188	1,165
Service equipment and other	771	724
Less accumulated depreciation	(1,120)	(1,031)
Total property and equipment, net	839	858
Other intangible assets, net	3,239	3,332
Goodwill	1,082	1,081
Assets held for sale	109	111
Total assets	$22,433	$19,155
LIABILITIES AND EQUITY
Accounts payable:
Vehicle	$677	$258
Non-vehicle	704	563
Total accounts payable	1,381	821
Accrued liabilities	963	980
Accrued taxes, net	166	165
Debt:
Vehicle	11,176	9,646
Non-vehicle	5,633	3,895
Total debt	16,809	13,541
Public liability and property damage	423	407
Deferred income taxes, net	1,923	2,149
Liabilities held for sale	13	17
Total liabilities	21,678	18,080
Commitments and contingencies
Equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,158	3,150
Due from affiliate	(40)	(37)
Accumulated deficit	(2,198)	(1,867)
Accumulated other comprehensive income (loss)	(165)	(171)
Total equity	755	1,075
Total liabilities and equity	$22,433	$19,155

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Worldwide vehicle rental	$2,062	$2,124	$3,827	$3,963
All other operations	162	146	313	290
Total revenues	2,224	2,270	4,140	4,253
Expenses:
Direct vehicle and operating	1,255	1,267	2,387	2,425
Depreciation of revenue earning vehicles and lease charges, net	743	629	1,444	1,245
Selling, general and administrative	223	234	442	459
Interest expense, net:
Vehicle	82	72	153	140
Non-vehicle	75	102	134	185
Total interest expense, net	157	174	287	325
Intangible asset impairments	86	—	86	—
Other (income) expense, net	4	1	31	(89)
Total expenses	2,468	2,305	4,677	4,365
Income (loss) from continuing operations before income taxes	(244)	(35)	(537)	(112)
Income tax (provision) benefit	86	7	157	32
Net income (loss) from continuing operations	(158)	(28)	(380)	(80)
Net income (loss) from discontinued operations	—	(15)	—	(11)
Net income (loss)	$(158)	$(43)	$(380)	$(91)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(158)	$(43)	$(380)	$(91)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	(18)	12	18
Unrealized holding gains (losses) on securities	—	(8)	—	9
Reclassification of realized gain on securities to other (income) expense	—	—	(3)	—
Net gain (loss) on defined benefit pension plans	(3)	(34)	(4)	(34)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	1	2	2	4
Total other comprehensive income (loss) before income taxes	(6)	(58)	7	(3)
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	—	14	—	14
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	(1)	(1)	(2)
Total other comprehensive income (loss)	(7)	(45)	6	9
Total comprehensive income (loss)	$(165)	$(88)	$(374)	$(82)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(380)	$(91)
Less: Net income (loss) from discontinued operations	—	(11)
Net income (loss) from continuing operations	(380)	(80)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	1,410	1,212
Depreciation and amortization, non-vehicle	120	128
Amortization and write-off of deferred financing costs	20	22
Amortization and write-off of debt discount (premium)	1	3
Loss on extinguishment of debt	8	20
Stock-based compensation charges	12	12
Provision for receivables allowance	17	24
Deferred income taxes, net	(174)	(49)
Impairment charges and asset write-downs	116	3
(Gain) loss on sale of shares in equity investment	(3)	(75)
Other	7	(4)
Changes in assets and liabilities
Non-vehicle receivables	(180)	(214)
Prepaid expenses and other assets	(71)	(48)
Non-vehicle accounts payable	134	43
Accrued liabilities	(53)	(15)
Accrued taxes, net	(1)	14
Public liability and property damage	1	18
Net cash provided by (used in) operating activities	984	1,014
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	55	18
Net change in restricted cash and cash equivalents, non-vehicle	—	(2)
Revenue earning vehicles expenditures	(6,709)	(6,887)
Proceeds from disposal of revenue earning vehicles	3,835	4,787
Capital asset expenditures, non-vehicle	(103)	(72)
Proceeds from disposal of property and other equipment	11	39
Sales of shares in equity investment, net of amounts invested	9	188
Other	(2)	—
Net cash provided by (used in) investing activities	(2,904)	(1,929)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Net change in restricted cash and cash equivalents, non-vehicle	(834)	—
Proceeds from issuance of vehicle debt	5,028	6,079
Repayments of vehicle debt	(3,665)	(5,078)
Proceeds from issuance of non-vehicle debt	2,100	1,477
Repayments of non-vehicle debt	(354)	(2,843)
Payment of financing costs	(34)	(51)
Early redemption premium payment	(5)	—
Transfers from discontinued entities	—	2,122
Advances to Hertz Global/Old Hertz Holdings	(3)	—
Other	—	12
Net cash provided by (used in) financing activities	2,233	1,718
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	12	8
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	325	811
Cash and cash equivalents at beginning of period	816	474
Cash and cash equivalents at end of period	$1,141	$1,285

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$—	$207
Cash flows provided by (used in) investing activities	—	(77)
Cash flows provided by (used in) financing activities	—	(94)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—	$36

Supplemental disclosures of cash flow information for continuing operations:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$130	$115
Non-vehicle	128	167
Income taxes, net of refunds	29	25
Supplemental disclosures of non-cash information for continuing operations:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities	$546	$560
Sales of revenue earning vehicles included in receivables	151	392
Purchases of property and other equipment included in accounts payable	22	19
Sales of property and other equipment included in receivables	5	17
Revenue earning vehicles and property and equipment acquired through capital lease	13	—
Non-cash dividend paid to affiliate	—	334

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

Out Of Period Adjustments

The Company has identified a misstatement in its prior period financial statements, related to the income tax provision, that it has corrected in the second quarter of 2017. The cumulative impact of the adjustment was an increase in net loss of approximately $10 million. There was no impact to pre-tax loss from continuing operations. The misstatement relates to an error in the tax provision for U.S. income of a foreign equity investment transaction for fiscal year 2016. The Company considered both quantitative and qualitative factors in assessing the materiality of the item and determined that the misstatement was not material to any prior period and not material to the three and six months ended June 30, 2017.

Correction of Errors

The Company identified classification errors within the investing section of the condensed consolidated statement of cash flows for the six months ended June 30, 2016. One of the errors related to the Company's Donlen operations and was previously disclosed in the Company's 2016 Form 10‑K. The second error related to the Company's operations in Brazil and was identified during the preparation of the condensed consolidated statement of cash flows for the six months ended June 30, 2017.

The Company considered both quantitative and qualitative factors in assessing the materiality of the classification errors individually, and in the aggregate, and determined that the classification errors were not material and revised the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2016 accordingly. Correction of the errors decreased both revenue earning vehicles expenditures and proceeds from disposals of revenue earning vehicles by $381 million for the six months ended June 30, 2016 and did not impact total operating, investing or financing cash flows. These revisions had no impact on the Company's condensed consolidated balance sheet at December 31, 2016 or its condensed consolidated statement of operations for the three and six months ended June 30, 2016.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued guidance that addresses the treatment of certain transactions in statements of cash flows, with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified. These items include debt prepayment or debt extinguishment costs, proceeds from the settlement of life insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The Company adopted this guidance early, as permitted, on a retrospective basis, on January 1, 2017. Adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows.

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

Scope of Modification Accounting for Share-Based Payment Awards

In May 2017, the FASB issued guidance that amends the scope of modification accounting for share-based payment arrangements. The guidance describes the types of changes to the terms or conditions of share-based payment awards where modification accounting is required to be applied. Modification accounting is not required if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The Company adopted this guidance early, as permitted, on a prospective basis, on April 1, 2017. Adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance that will replace most existing revenue recognition guidance in U.S. GAAP. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The core principle of the guidance is that an entity should recognize revenue from customers for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The FASB has issued several amendments and updates to the new revenue standard (collectively, “Topic 606”), including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations. As amended, Topic 606 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, and allows for full retrospective adoption applied to all periods presented or a modified retrospective adoption with the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings recognized at the date of initial application. The Company intends to adopt Topic 606 when effective on January 1, 2018 using a modified retrospective approach applied to all contracts. Prior periods will not be retrospectively adjusted. The Company has reached conclusions on several key accounting assessments related to its revenue recognition, however, it is still finalizing its assessment and quantifying the impacts that adoption of Topic 606 will have on the accounting for its loyalty programs, such as Hertz Gold Plus Rewards, as further described below. The Company is still in the process of determining the level of disaggregated revenue information that it will include in its disclosures and continues to evaluate its internal controls over financial reporting to ensure that controls are in place to prevent or detect material misstatements to the consolidated financial statements upon adoption of Topic 606.

Vehicle Rental Operations

The Company has concluded that revenue earned by operations for the rental of vehicles and from other forms of rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset is outside of the scope of Topic 606 and will be evaluated under the new lease guidance described in more detail in the “Leases” disclosure below.

Recognition of revenue from other forms of rental related activities that represent a service will not be materially impacted by adoption of Topic 606.

The Company is still in the process of evaluating the breakdown of its vehicle rental revenues into lease and non-lease components.

Recognition of revenue earned through the licensing of the Hertz, Dollar and Thrifty brands under franchise agreements (“franchise fees”) is expected to remain consistent with current revenue recognition guidance except for initial and renewal franchise fees. Currently, initial franchise fees are recorded as deferred income when received and are recognized as revenue when all material upfront services and conditions related to the franchise fee have been substantially performed and renewal franchise fees are recognized as revenue when the license agreements are effective and collectability is reasonably assured. Upon adoption, revenue from initial and renewal franchise fees that relate to a future contract term, for franchises in effect as of January 1, 2018, will be deferred and recognized over the remaining contract term. However, this amount will not be material.

The Company believes that the most significant impact relates to its accounting for reward points earned by customers under its loyalty programs. Upon adoption of Topic 606, each transaction which generates reward points will result in the deferral of revenue equivalent to the retail value of the redemption of the loyalty reward points. The associated revenue will be recognized at the time the customer redeems the loyalty reward points. Under the current guidance, there is no revenue deferral and the Company records an expense associated with the incremental cost of providing

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

the future rental at the time when the reward points are earned. The Company is in the process of quantifying the impact of adoption of Topic 606.

Fleet Leasing and Management Operations

The Company has concluded that revenue earned by operations for the leasing of vehicles and from other forms of rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset is outside of the scope of Topic 606 and will be evaluated under the new lease guidance described in more detail in the “Leases” disclosure below. Administration fees and service revenue attributable to the Company's Donlen operations will not be materially impacted by adoption of Topic 606.

Leases

In February 2016, the FASB issued guidance that replaces the existing lease guidance in U.S. GAAP. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to record on the balance sheet a ROU asset and corresponding lease liability based on the present value of future lease payments for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance also expands the requirements for lessees to record leases embedded in other arrangements. Additionally, enhanced quantitative and qualitative disclosures surrounding leases are required which provide financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods with early adoption permitted. A modified retrospective transition approach is required for both lessees and lessors for existing leases at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is still in the process of evaluating whether to avail itself of allowable practicable expedients during transition.

Lessee

Adoption of this guidance will result in a material increase in the Company's lease-related assets and liabilities on its balance sheet, primarily for leases of rental locations and other assets. Additionally, adoption of this guidance will impact the statement of cash flows with respect to the presentation of the Company's operating activities, but is not expected to impact its presentation of investing or financing activities. Adoption of this guidance is not expected to have a material impact on the Company’s results of operations. The Company has reached conclusions on key accounting assessments related to its leases and is performing an analysis of its lease portfolio to ensure proper application of the new guidance including implementation of internal controls over financial reporting.

Lessor

The Company has concluded that revenue earned by operations for the rental and leasing of vehicles and from other forms of rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset is within the scope of this guidance and that additional disclosures regarding lease revenue are required upon adoption. There is no impact to the nature, timing or recognition of rental lease revenue upon adoption of this guidance.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued guidance that makes several changes to the manner in which financial assets and liabilities are accounted for, including, among other things, a requirement to measure most equity investments at fair value with changes in fair value recognized in net income (with the exception of investments that are consolidated or accounted for using the equity method or a fair value practicability exception), and amends certain disclosure requirements related to fair value measurements and financial assets and liabilities. This guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods using a modified retrospective transition method for most of the requirements. Based on current operations, adoption of this guidance is not expected to impact the Company’s financial position, results of operations or cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance that sets forth a current expected credit loss impairment model for financial assets, which replaces the current incurred loss model. This model requires a financial asset (or group of financial assets), including trade receivables, measured at amortized cost to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. This guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods using a modified retrospective transition method. Based on current operations, adoption of this guidance is not expected to impact the Company's financial position, results of operations or cash flows.

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

Restricted Cash

In November 2016, the FASB issued guidance that clarifies existing guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to include restricted cash and restricted cash equivalents in its cash and cash equivalents balances in the statement of cash flows. Under current guidance, the Company presents these transfers within the cash flows from investing and financing sections in its consolidated statements of cash flows. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods using a retrospective transition method. Adoption of this guidance will impact the reconciliation of the beginning-of-period and end-of-period total amounts shown on the Company's statement of cash flows. For the six months ended June 30, 2017, the amount of cash and cash equivalents as presented on the statement of cash flows will increase by $1.1 billion. Additionally, transfers between restricted and unrestricted cash will no longer be a component of the Company's investing or financing activities.

Clarifying the Definition of a Business

In January 2017, the FASB issued guidance that clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance requires an evaluation of whether substantially all of the fair value of assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods using a prospective transition method. Based on current operations, adoption of this guidance is not expected to impact the Company's financial position, results of operations or cash flows.

Clarifying the Scope of Nonfinancial Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, the FASB issued guidance that clarifies the scope of the established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The new guidance

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

may be adopted on either a full or modified retrospective basis. Based on current operations, adoption of this guidance is not expected to impact the Company's financial position, results of operations or cash flows.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued guidance that requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present the current-service-cost component with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented. The guidance also requires entities to disclose the income statement lines that contain the other components if they are not presented on described separate lines. In addition, only the service-cost component of net benefit cost is eligible for capitalization, which is a change from current practice, under which entities capitalize the aggregate net benefit cost when applicable. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The guidance affecting the presentation of the components of net periodic benefit cost in the income statement requires use of the retrospective method of adoption and the guidance limiting the capitalization of net periodic benefit cost to the service cost component requires use of the prospective method of adoption. Adoption of this guidance will result in a reclassification of certain amounts from direct vehicle and operating expense and selling, general and administrative expense to other (income) expense, net which does not impact the Company's financial position, results of operations or cash flows. The Company does not expect the reclassified amounts to be material.

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

Results of Discontinued Operations - Hertz Global

The following table summarizes the results of the equipment rental business and certain parent legal entities which are presented as discontinued operations in 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2016	2016
Total revenues	$349	$677
Direct operating expenses	182	366
Depreciation of revenue earning equipment and lease charges, net	91	181
Selling, general and administrative	81	123
Interest expense, net(1)	11	17
Other (income) expense, net	—	(1)
Income (loss) from discontinued operations before income taxes	(16)	(9)
(Provision) benefit for taxes on discontinued operations	1	(4)
Net income (loss) from discontinued operations	$(15)	$(13)

(1) In addition to interest expense directly associated with Herc Holdings, the Company allocated interest expense related to certain debt repaid in connection with the Spin-Off to discontinued operations. For the three months ended June 30, 2016, the amount allocated was $3 million. For the six months ended June 30, 2016, the amount allocated was $5 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Results of Discontinued Operations - Hertz

The following table summarizes the results of the equipment rental business which is presented as discontinued operations in 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2016	2016
Total revenues	$349	$677
Direct operating expenses	182	366
Depreciation of revenue earning equipment and lease charges, net	91	181
Selling, general and administrative	82	124
Interest expense, net(1)	10	13
Other (income) expense, net	—	(1)
Income (loss) from discontinued operations before income taxes	(16)	(6)
(Provision) benefit for taxes on discontinued operations	1	(5)
Net income (loss) from discontinued operations	$(15)	$(11)

(1) In addition to interest expense directly associated with Herc Holdings, the Company allocated interest expense related to certain debt repaid in connection with the Spin-Off to discontinued operations. For the three months ended June 30, 2016, the amount allocated was $3 million. For the six months ended June 30, 2016, the amount allocated was $5 million.

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

Brazil Operations

During the fourth quarter of 2016, the Company, along with certain of its wholly owned subsidiaries, entered into a definitive stock purchase agreement ("Purchase Agreement") to sell Car Rental Systems do Brasil Locação de Veiculos Ltd., a wholly owned subsidiary of the Company located in Brazil ("Brazil Operations"), to Localiza Fleet S.A. (“Localiza”), a corporation headquartered in Brazil. As part of the overall agreement, the Company intends to enter into certain ancillary agreements with Localiza, including co-branding in Brazil and use of the Localiza brand in other select markets, customer referrals and the exchange of technology and information, at the closing date of the Purchase Agreement. The proceeds from the sale are expected to be approximately $108 million, which is subject to change in accordance with the terms of the Purchase Agreement. Approximately $12 million of the proceeds will be placed into escrow to secure certain indemnification obligations as defined in the Purchase Agreement. In July 2017, the Company received

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

regulatory approval for the sale which is expected to close during the third quarter of 2017. The Brazil Operations are included in the Company's International Rental Car segment.

The Brazil operations are classified as held for sale in the accompanying condensed consolidated balance sheets.

The carrying amounts of the major classes of assets and liabilities of the Brazil Operations are as follows:

(In millions)	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$4	$1
Receivables, net	12	11
Prepaid expenses and other assets	3	5
Revenue earning vehicles, net	81	86
Property and equipment, net	1	1
Intangibles	2	1
Deferred income taxes, net	6	6
Assets held for sale	$109	$111
LIABILITIES
Accounts payable	$6	$11
Accrued liabilities	7	6
Liabilities held for sale	$13	$17

Note 5—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	June 30, 2017	December 31, 2016
Revenue earning vehicles	$15,739	$13,287
Less: Accumulated depreciation	(2,843)	(2,678)
	12,896	10,609
Revenue earning vehicles held for sale, net	290	209
Revenue earning vehicles, net	$13,186	$10,818

The above amounts exclude revenue earning vehicles of the Company's Brazil Operations which are deemed held for sale as further described in Note 4, "Acquisitions and Divestitures".

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Depreciation of revenue earning vehicles	$660	$576	$1,265	$1,135
(Gain) loss on disposal of revenue earning vehicles(a)	66	35	145	77
Rents paid for vehicles leased	17	18	34	33
Depreciation of revenue earning vehicles and lease charges, net	$743	$629	$1,444	$1,245

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(a)    (Gain) loss on disposal of revenue earning vehicles by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
U.S. Rental Car(i)	$67	$38	$145	$81
International Rental Car	(1)	(3)	—	(4)
Total	$66	$35	$145	$77

(i) Includes costs associated with the Company's U.S. vehicle sales operations of $34 million and $27 million for the three months ended June 30, 2017 and 2016, respectively, and $63 million and $53 million, for the six months ended June 30, 2017 and 2016, respectively.

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the vehicles. The impact of depreciation rate changes is as follows:

Increase (decrease)	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
U.S. Rental Car (a)	$36	$19	$62	$45
International Rental Car	1	1	1	2
Total	$37	$20	$63	$47

(a)
The depreciation rate changes in the U.S. Rental Car operations for the three and six months ended June 30, 2017 include a net increase in depreciation expense of $24 million based on the review completed during the second quarter of 2017. The depreciation rate changes in the U.S. Rental Car operations for the three and six months ended June 30, 2016 include a net increase in depreciation expense of $12 million based on the review completed during the second quarter of 2016.

Note 6—Goodwill and Intangible Assets

As a result of declines in revenue and profitability of the Company and a decline in the share price of Hertz Global's common stock, the Company tested the recoverability of its goodwill and indefinite-lived intangible assets as of June 30, 2017 as further described below.

Goodwill

The Company performed a goodwill impairment analysis using the income approach, a measurement using level 3 inputs under the GAAP fair value hierarchy. In performing the impairment analysis, the Company leveraged long-term strategic plans, which are based on strategic initiatives for future profitability growth. The weighted average cost of capital used in the discounted cash flow model was calculated based upon the fair value of the Company's debt and stock price with a debt to equity ratio comparable to the vehicle rental car industry. The results of the Company's analysis indicated that the estimated fair value of each reporting unit was substantially in excess of its carrying value, therefore, the Company determined that no goodwill impairment existed as of June 30, 2017.

Intangible Assets

The Company performed an impairment analysis of its indefinite-lived intangible assets using the relief from royalty method, a measurement using level 3 inputs under the GAAP fair value hierarchy. As a result of the analysis, the Company concluded that there was an impairment of the Dollar Thrifty tradename in its U.S. Rental Car segment and recorded a charge of $86 million. The impairment was largely due to a decrease in long-term revenue projections coupled with an increase in the weighted average cost of capital. The carrying value of the Dollar Thrifty tradename at June 30, 2017 is approximately $934 million, representing its estimated fair value. A change of 1 percentage point to the weighted average cost of capital assumption used in the impairment analysis could impact the impairment charge by approximately $80 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 7—Debt

The Company's debt, including its available credit facilities, consists of the following (in millions):

Facility	Weighted Average Interest Rate at June 30, 2017	Fixed or Floating Interest Rate	Maturity	June 30, 2017	December 31, 2016
Non-Vehicle Debt
Senior Term Loan	3.98%	Floating	6/2023	$693	$697
Senior RCF	4.41%	Floating	6/2021	750	—
Senior Notes(1)	6.22%	Fixed	4/2019–10/2024	2,950	3,200
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	1,250	—
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	1.98%	Fixed	Various	9	10
Unamortized Debt Issuance Costs and Net (Discount) Premium				(46)	(39)
Total Non-Vehicle Debt				5,633	3,895
Vehicle Debt
HVF U.S. Vehicle Medium Term Notes
HVF Series 2010-1(2)	4.96%	Fixed	2/2018	115	115
HVF Series 2011-1(2)	N/A	N/A	N/A	—	115
HVF Series 2013-1(2)	1.91%	Fixed	8/2018	625	625
				740	855
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	2.39%	Floating	1/2019	3,223	1,844
HVF II Series 2013-B(2)	2.34%	Floating	1/2019	268	626
HVF II Series 2017-A(2)	N/A	Floating	10/2018	—	—
				3,491	2,470
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-2(2)	2.30%	Fixed	9/2018	250	250
HVF II Series 2015-3(2)	2.96%	Fixed	9/2020	350	350
HVF II Series 2016-1(2)	2.72%	Fixed	3/2019	439	439
HVF II Series 2016-2(2)	3.25%	Fixed	3/2021	561	561
HVF II Series 2016-3(2)	2.56%	Fixed	7/2019	400	400
HVF II Series 2016-4(2)	2.91%	Fixed	7/2021	400	400
				3,180	3,180
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	2.11%	Floating	9/2018	150	410
				150	410

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted Average Interest Rate at June 30, 2017	Fixed or Floating Interest Rate	Maturity	June 30, 2017	December 31, 2016
HFLF Medium Term Notes
HFLF Series 2013-3(5)	N/A	N/A	N/A	—	96
HFLF Series 2014-1(5)	2.06%	Floating	7/2017-12/2017	82	148
HFLF Series 2015-1(5)	1.84%	Floating	7/2017-8/2019	198	248
HFLF Series 2016-1(5)	2.35%	Both	7/2017-2/2019	387	385
HFLF Series 2017-1(5)	2.18%	Both	6/2018-5/2020	500	—
				1,167	877
Other Vehicle Debt
U.S. Vehicle RCF(3)	3.55%	Floating	6/2021	168	193
European Revolving Credit Facility	2.75%	Floating	1/2019	284	147
European Vehicle Notes(4)	4.29%	Fixed	1/2019–10/2021	740	677
European Securitization(2)	1.55%	Floating	10/2018	454	312
Canadian Securitization(2)	2.19%	Floating	1/2019	268	162
Australian Securitization(2)	3.12%	Floating	7/2018	122	117
New Zealand RCF	4.30%	Floating	9/2018	35	41
Capitalized Leases	2.74%	Floating	7/2017–4/2021	412	244
				2,483	1,893
Unamortized Debt Issuance Costs and Net (Discount) Premium				(35)	(39)
Total Vehicle Debt				11,176	9,646
Total Debt				$16,809	$13,541
N/A - Not Applicable

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth on the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	June 30, 2017	December 31, 2016
4.25% Senior Notes due April 2018	$—	$250
6.75% Senior Notes due April 2019	450	450
5.875% Senior Notes due October 2020	700	700
7.375% Senior Notes due January 2021	500	500
6.25% Senior Notes due October 2022	500	500
5.50% Senior Notes due October 2024	800	800
	$2,950	$3,200

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(4)
References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly-owned subsidiary of Hertz organized under the laws of The Netherlands (“HHN BV”), unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.14 to 1 and 1.04 to 1 as of June 30, 2017 and December 31, 2016, respectively) set forth on the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicles Notes	June 30, 2017	December 31, 2016
4.375% Senior Notes due January 2019 (€425 million aggregate principal amount)	$484	$443
4.125% Senior Notes due October 2021 (€225 million aggregate principal amount)	256	234
	$740	$677

(5)
In the case of the Hertz Fleet Lease Funding LP ("HFLF") Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. The initial maturity date referenced for each series of HFLF Medium Term Notes represents the end of the revolving period for such series, at which time the related notes begin to amortize monthly by an amount equal to the lease collections payable to that series. To the extent the revolving period already has ended, the initial maturity date reflected is July 2017. The second maturity date referenced for each series of HFLF Medium Term Notes represents the date by which Hertz and the investors in the related series expect such series of notes to be repaid in full, which is based upon various assumptions made at the time of pricing of such notes, including the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases.  Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date”. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight line amortization of the related notes from the initial maturity date through the expected final maturity date.

The Company is highly leveraged and a substantial portion of its liquidity needs arise from debt service on its indebtedness and from the funding of its costs of operations, acquisitions and capital expenditures. The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse impact on its operations resulting from adverse financial market conditions. Approximately $1.4 billion of vehicle debt will mature between July 1, 2017 and June 30, 2018. The Company has reviewed the vehicle debt that will mature within this timeframe and determined that it is probable that the Company will be able, and has the intent, to refinance these maturities. If the Company were not able to refinance these maturities, it has available liquidity sufficient to repay them at the maturity date. As of June 30, 2017, the Company was in compliance with its financial maintenance covenant under the senior secured revolving credit facility ("Senior RCF"), see "Covenant Compliance" below.

In June 2017, the Company redeemed all $250 million of its outstanding 4.25% Senior Notes due April 2018 and terminated $150 million of commitments under the Senior RCF, as further described below, and recorded $8 million of charges for early redemption premiums and the write off of deferred financing costs.

Non-Vehicle Debt

Senior Facilities

In June 2017, Hertz terminated $150 million of commitments under the Senior RCF, such that after giving effect to such termination the Senior RCF consists of a $1.55 billion senior secured revolving credit facility.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Senior Notes

In June 2017, Hertz redeemed all $250 million of its outstanding 4.25% Senior Notes due April 2018 (the "April 2018 Notes").

Senior Second Priority Secured Notes

In June 2017, Hertz issued $1.25 billion in aggregate principal amount of 7.625% Senior Second Priority Secured Notes due 2022 (the "Senior Second Priority Secured Notes"), the proceeds of which are restricted under the terms of the credit agreement governing the Senior Facilities, primarily related to the repayment of indebtedness. In June 2017, the Company utilized approximately $266 million of the proceeds to pay the outstanding principal and early redemption premium in connection with the redemption of the April 2018 Notes and fees and expenses in connection with the issuance of the Senior Second Priority Secured Notes. In June 2017, the Company also exercised its right to reduce the amount of available commitments under its Senior RCF by $150 million. As of June 30, 2017, approximately $834 million in proceeds remained from the issuance of the Senior Second Priority Secured Notes and is included in restricted cash and cash equivalents, non-vehicle in the accompanying condensed consolidated balance sheet.

In July 2017, the Company rescinded a conditional notice of full redemption previously delivered in May 2017 to the holders of its 6.75% Senior Notes due April 2019. The Company is continuing to evaluate its use of the proceeds from the issuance of the Senior Second Priority Secured Notes to either repay certain of its indebtedness, which may include, among other options, repayments of outstanding borrowings under the Senior Term Loan and/or repurchases of certain of Hertz’s Senior Notes, or make additional commitment reductions under the Senior RCF.

Vehicle Debt

HVF II U.S. Vehicle Variable Funding Notes

In May 2017, Hertz Vehicle Financing II LP, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz ("HVF II") issued the Series 2017-A Variable Funding Rental Car Asset Backed Notes (the “HVF II Series 2017-A Notes”) with an aggregate maximum principal amount of $500 million and a maturity date of October 2018.

In February 2017, HVF II extended the maturities of the HVF II Series 2013-A Notes and the HVF II Series 2013-B (the "HVF II Series 2013 Notes") Notes from October 2017 to January 2019. In April 2017, HVF II increased the commitments of the HVF II Series 2013 Notes by $250 million, such that after giving effect to such increase the aggregate maximum principal amount of the HVF II Series 2013-A Notes was approximately $3.1 billion and the aggregate maximum principal amount of the HVF II Series 2013-B Notes was approximately $581 million. In June 2017, HVF II transitioned approximately $300 million of commitments available under the HVF II Series 2013-B Notes to the HVF Series 2013-A Notes.

HFLF Medium Term Notes

In May 2017, an affiliate of HFLF sold approximately $15 million of the HFLF Series 2016-1 Class E Notes to third parties which it had previously purchased in the initial offering in April 2016 and previously was eliminated in consolidation.

In April 2017, HFLF, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Donlen, issued the Series 2017-1 Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the “HFLF Series 2017-1 Notes”) in an aggregate principal amount of $500 million. The HFLF Series 2017-1 Notes are fixed rate, except for the Class A-1 Notes which are floating rate and carry an interest rate based upon a spread to one-month LIBOR. The proceeds of this issuance, together with available cash, were used to reduce amounts outstanding under the HFLF Series 2013-2 Notes.

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

Capitalized Leases-U.K. Leveraged Financing

In February 2017, the capitalized lease financings outstanding in the United Kingdom ("U.K. Leveraged Financing") were amended to extend the maturity of £250 million aggregate maximum borrowings available from October 2017 to January 2019. In May 2017, the U.K. Leveraged Financing was amended to provide for aggregate maximum leasing capacity (subject to asset availability) of up to £287.5 million during the peak season, for a seasonal commitment period into September 2017.  Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the U.K Leveraged Financing will revert to up to £250 million.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following facilities were available to the Company as of June 30, 2017, and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$9	$9
Total Non-Vehicle Debt	9	9
Vehicle Debt
U.S. Vehicle RCF	32	10
HVF II U.S. Vehicle Variable Funding Notes	674	20
HFLF Variable Funding Notes	350	—
European Revolving Credit Facility	—	—
European Securitization	69	—
Canadian Securitization	—	—
Australian Securitization	70	—
Capitalized Leases	—	—
New Zealand RCF	9	—
Total Vehicle Debt	1,204	30
Total	$1,213	$39

Letters of Credit

As of June 30, 2017, there were outstanding standby letters of credit totaling $804 million. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount $791 million was issued under the Senior RCF. As of June 30, 2017, none of the letters of credit have been drawn upon.

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

These special purpose entities are consolidated variable interest entities, of which the Company is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of June 30, 2017 and December 31, 2016, its International Vehicle Financing No. 1 B.V., International Vehicle Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets of $655 million and $454 million, respectively, primarily comprised of loans receivable and revenue earning vehicles, and total liabilities of $654 million and $454 million, respectively, primarily comprised of debt.

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

Fiscal Quarter(s) Ending	Maximum Ratio
June 30, 2017	3.25	to	1.00
September 30, 2017	3.25	to	1.00
December 31, 2017 and each March 31, June 30, September 30 and December 31 ending thereafter	3.00	to	1.00

Note 8—Employee Retirement Benefits

The following tables sets forth the net periodic pension expense:

	Pension Benefits
	U.S.		Non-U.S.
	Three Months Ended June 30,
(In millions)	2017	2016	2017	2016
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$1	$1
Interest cost	6	7	1	2
Expected return on plan assets	(7)	(7)	(3)	(3)
Net amortizations	1	1	1	—
Net periodic pension expense (benefit)	$—	$1	$—	$—

	Pension Benefits
	U.S.		Non-U.S.
	Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Components of Net Periodic Benefit Cost:
Service cost	$—	$1	$1	$1
Interest cost	11	11	3	4
Expected return on plan assets	(13)	(14)	(5)	(6)
Net amortizations	2	4	1	—
Settlement loss	1	1	—	—
Net periodic pension expense (benefit)	$1	$3	$—	$(1)

Note 9—Stock-Based Compensation

The non-cash stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is recorded at the Hertz level.

Effective January 1, 2017, the Company's board of directors adopted the 2017 Executive Incentive Compensation Plan ("2017 EICP"). The provisions of the plan provide for the pay out of any bonus earned in either cash or performance stock units ("PSUs") for certain groups of employees. The decision regarding the form of payout will be made after the bonus has been earned and as such, the grant date of the PSUs is not established until vested. The potential PSU awards will be based on a monetary amount equivalent to a percentage of employees’ salaries that will be based on

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

the achievement of specific performance metrics in 2017. The specific monetary amount will be calculated at the time of grant. The PSUs are intended to be granted in place of cash bonus awards and, therefore, qualify as equity awards. Compensation cost for these awards is recognized over the requisite service period based on the fair value of the award at the end of each reporting period. The Company calculates the anticipated number of awards to be granted based on the bonus dollars expected to be earned divided by the stock price as of the reporting date. The anticipated awards are used to estimate the compensation expense as of the reporting date. Compensation charges will accumulate as a liability until the grant date, at which time the liability will be reclassified to equity. During the three and six months ended June 30, 2017, the Company recognized approximately $2 million and $3 million, respectively, of stock-based compensation expense associated with the 2017 EICP. The Company expects approximately 540,000 shares will be granted in connection with this program based on the Company’s stock price as of June 30, 2017.

Under the Hertz Global Holdings, Inc. 2016 Omnibus Incentive Plan, (the "2016 Omnibus Plan"), during the six months ended June 30, 2017, Hertz Global granted 557,882 non-qualified stock options to certain executives and employees at a weighted average grant date fair value of $9.44 as determined using the Black Scholes option pricing model; 545,283 restricted stock units ("RSUs") at a weighted average grant date fair value of $20.26; 423,052 PSUs at a weighted average grant date fair value of $22.08 and 664,643 performance stock awards ("PSAs") at a weighted average grant date fair value of $22.19, with vesting terms of three to five years. None of the PSUs associated with the 2017 EICP plan are included in the grant amounts above. During the three and six months ended June 30, 2017, the Company recognized approximately $3 million and $9 million, respectively, of stock-based compensation expense associated with the 2016 Omnibus Plan.

A summary of the total compensation expense and associated income tax benefits recognized under all plans, including the cost of stock options, RSUs, PSUs and PSAs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Compensation expense	$5	$6	$12	$12
Income tax benefit	(2)	(2)	(5)	(5)
Total	$3	$4	$7	$7

As of June 30, 2017, there was $26 million of total unrecognized compensation cost related to non-vested stock options, RSUs, PSUs and PSAs granted by Hertz Global under all plans. The total unrecognized compensation cost is expected to be recognized over the remaining 1.7 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 10—Restructuring

The Company continuously evaluates its workforce, product offerings and operations to determine when headcount reductions, business process re-engineering, asset impairments or outsourcing arrangements are necessary. There were no significant restructuring programs initiated during the three and six months ended June 30, 2017.

Restructuring charges for the periods shown are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
By Type:
Termination benefits	$2	$10	$3	$16
Impairments and asset write-downs	—	3	—	3
Facility closure and lease obligation costs	—	5	—	5
Total	$2	$18	$3	$24

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
By Caption:
Direct vehicle and operating	$—	$8	$—	$9
Selling, general and administrative	2	10	3	15
Total	$2	$18	$3	$24

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
By Segment:
U.S. Rental Car	$1	$15	$1	$21
International Rental Car	—	3	1	3
Corporate	1	—	1	—
Total	$2	$18	$3	$24

The following table sets forth the activity during the six months ended June 30, 2017 affecting the restructuring accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The Company expects to pay the remaining restructuring obligations relating to termination benefits within the next two years. Other is primarily comprised of future lease obligations which will be paid over the remaining term of the applicable leases.

(In millions)	Termination Benefits	Other	Total
Balance as of December 31, 2016	$13	$14	$27
Charges incurred	3	—	3
Cash payments	(4)	(2)	(6)
Balance as of June 30, 2017	$12	$12	$24

Note 11—Income Tax (Provision) Benefit

Hertz Global

The effective tax rate for the three months ended June 30, 2017 and 2016 was 36% and 20%, respectively. The effective tax rate for the six months ended June 30, 2017 and 2016 was 29% and 29%, respectively.

The Company recorded a tax benefit of $87 million for the three months ended June 30, 2017, compared to $7 million for the three months ended June 30, 2016. The change was the result of composition of earnings and lower worldwide pre-tax income, offset by discrete items in the quarter, attributable to the out of period adjustment as disclosed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" and due in part to tax charges from stock compensation.

The Company recorded a tax benefit of $158 million for the six months ended June 30, 2017, compared to $32 million for the six months ended June 30, 2016. The change was the result of composition of earnings and lower worldwide pre-tax income, offset by discrete items in the first half of 2017, attributable to the out of period adjustment as disclosed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" and due in part to tax charges from stock compensation.

Hertz

The effective tax rate for the three months ended June 30, 2017 and 2016 was 35% and 20%, respectively. The effective tax rate for the six months ended June 30, 2017 and 2016 was 29% and 29%, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The Company recorded a tax benefit of $86 million for the three months ended June 30, 2017, compared to $7 million for the three months ended June 30, 2016. The change was the result of composition of earnings and lower worldwide pre-tax income, offset by discrete items in the quarter, attributable to the out of period adjustment as disclosed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" and due in part to tax charges from stock compensation.

The Company recorded a tax benefit of $157 million for the six months ended June 30, 2017, compared to $32 million for the six months ended June 30, 2016. The change was the result of composition of earnings and lower worldwide pre-tax income, offset by discrete items in the first half of 2017, attributable to the out of period adjustment as disclosed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" and due in part to tax charges from stock compensation.

Note 12—Fair Value Measurements

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

The following table summarizes the ending balances of the Company's cash equivalents and investments:

	June 30, 2017				December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$72	$476	$—	$548	$213	$393	$—	$606
Equity and other securities	—	—	—	—	9	—	—	9
Total	$72	$476	$—	$548	$222	$393	$—	$615

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of June 30, 2017		As of December 31, 2016
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-vehicle Debt	$5,679	$5,401	$3,934	$3,791
Vehicle Debt	11,211	11,190	9,685	9,670
Total	$16,890	$16,591	$13,619	$13,461

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

(In millions)	Carrying Value as of June 30, 2017	Level 1	Level 2	Level 3	Total Fair Value (Income)/Loss Adjustments Recorded for the Six Months Ended June 30, 2017
Long-lived assets held for sale	$109	$—	$109	$—	$—
Liabilities held for sale	$13	$—	$13	$—	$—
Equity method investments	$4	$—	$—	$4	$30
Intangible assets	$934	$—	$—	$934	$86

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

In April 2016, the Company paid approximately $45 million for an equity method investment. In March 2017, the Company determined it had an other than temporary loss in value of its investment and recorded an impairment charge of $30 million which is included in other (income) expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2017.

Intangible Assets

In June 2017, the Company recorded impairment charges for the Dollar Thrifty tradename as further described in Note 6, "Goodwill and Intangible Assets".

Note 13—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated on the accompanying condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At June 30, 2017 and December 31, 2016, the Company's liability recorded for public liability and property damage matters was $423 million and $407 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party to during the six months ended June 30, 2017 or the period after June 30, 2017, but before the filing of this Report on Form 10‑Q.

Concession Fee Recoveries - In October 2006, Janet Sobel, Daniel Dugan, PhD. and Lydia Lee, individually and on behalf of all others similarly situated v. The Hertz Corporation and Enterprise Rent-A-Car Company (“Enterprise”) was filed in the U.S. District Court for the District of Nevada (Enterprise became a defendant in a separate action which they have now settled.) The Sobel case is a consumer class action on behalf of all persons who rented vehicles from Hertz at airports in Nevada and were separately charged airport concession

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

recovery fees by Hertz as part of their rental charges during the class period. In October 2014, the court entered final judgment against the Company and directed Hertz to pay the class approximately $42 million in restitution and $11 million in prejudgment interest, and to pay attorney's fees of $3 million with an additional $3 million to be paid to class counsel from the restitution fund. In November 2014, Hertz timely filed an appeal of that final judgment with the U.S. Court of Appeals for the Ninth Circuit and the plaintiffs cross appealed the court's judgment seeking to challenge the lower court's ruling that Hertz did not deceive or mislead the class members. Following briefing and oral argument, on January 5, 2017, the Ninth Circuit issued an opinion reversing the District Court’s holdings on liability and remedy and vacating the judgment. The Ninth Circuit also rejected plaintiffs’ cross-appeal, finding that Hertz’s actions were not deceptive or misleading. On January 19, 2017, plaintiffs asked the entire Ninth Circuit, sitting en banc, to rehear the appeal. That petition was rejected on February 15, 2017. Plaintiffs elected not to file a petition seeking a non-mandatory further review by the United States Supreme Court, so this matter is now concluded.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Old Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Old Hertz Holdings’ motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint within 30 days of the order. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period such that it was not alleged to have commenced until May 18, 2013 and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey, and Old Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Old Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint on or before August 22, 2015. On August 21, 2015, plaintiff filed a third amended complaint. The third amended complaint included additional allegations, named additional current and former officers as defendants and expanded the putative class period such that it was alleged to span from February 14, 2013 to July 16, 2015. On November 4, 2015, Old Hertz Holdings filed its motion to dismiss. Thereafter, a motion was made by plaintiff to add a new plaintiff, because of challenges to the standing of the first plaintiff. The court granted plaintiffs leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Old Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint in its entirety with prejudice on March 24, 2016, and plaintiff filed its opposition to same on May 6, 2016. On June 13, 2016, Old Hertz Holdings and the individual defendants filed their reply briefs in support of their motions to dismiss. The matter is now fully briefed. On April 28, 2017, the court issued an order wherein Old Hertz Holdings' and the individual defendants' motions to dismiss were granted and the plaintiffs’ fourth amended complaint to add a new plaintiff was dismissed with prejudice (the “Order”). On May 30, 2017, the plaintiffs filed a Notice of Appeal with the U. S. Court of Appeals for the Third Circuit. However, the court has not yet released to the parties the expected briefing schedule for this appeal.

Ryanair - In July 2015, Ryanair Ltd. ("Ryanair") filed a complaint against Hertz Europe Limited, a subsidiary of the Company, in the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Courts of Justice of the United Kingdom alleging breach of contract in connection with Hertz Europe Limited’s termination of its vehicle hire agreement with Ryanair following a contractual dispute with respect to Ryanair’s agreement to begin using third party ticket distributors. The complaint seeks damages, interest and costs, together with attorney fees. The Company believes that it has valid and meritorious defenses and, to that end, it has filed a Defense and Counterclaim. In addition, there have been detailed and intensive exchanges of documents by both parties and taking and exchanging of Witness Statements. The Court has decided to postpone the next

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

hearing date to March/April 2018.  In the meantime, the parties participated in a mediation in late July 2017.  The Company has established a reserve for the matter which is not material.

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

Note 14—Related Party Transactions

Agreements with the Icahn Group

In the normal course of business, the Company purchases goods and services from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack. During the three and six months ended June 30, 2017, the Company purchased approximately $2 million and $4 million, respectively, worth of goods and services from these related parties.

Transactions between Hertz Holdings and Hertz

On June 30, 2016, Hertz signed a master loan agreement with Hertz Global for a facility size of $425 million with an expiration in June 2017 (the "Old Master Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin.

In June 2017, upon expiration of the Old Master Loan, Hertz signed a new master loan agreement with Hertz Global for a facility size of $425 million with an expiration in June 2018 (the "Master Loan" and together with the Old Master Loan, the "Loan") where amounts outstanding under the Old Master Loan were transferred to the Master Loan. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of June 30, 2017 and December 31, 2016, there was $105 million and $102 million, respectively outstanding under the Loan representing advances and any accrued but unpaid interest.

As of both periods ended June 30, 2017 and December 31, 2016, Hertz has a due to affiliate in the amount of $65 million which represents its tax related liability to Hertz Holdings.

The above amounts are included in equity in the accompanying condensed consolidated balance sheets of Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 15—Earnings (Loss) Per Share - Hertz Global

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

As described in Note 9, "Stock-Based Compensation", the Company adopted the 2017 EICP on January 1, 2017. PSU awards issued under the 2017 EICP will be included in the denominator of diluted earnings (loss) per share when the required minimum threshold to receive the awards is met. There are no PSU awards issued under the 2017 EICP included in the computation of diluted earnings (loss) per share during the three and six months ended June 30, 2017.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) from continuing operations	$(158)	$(28)	$(381)	$(80)
Net income (loss) from discontinued operations	—	(15)	—	(13)
Net income (loss), basic	$(158)	$(43)	$(381)	$(93)
Denominator:
Basic weighted average common shares	83	85	83	85
Dilutive stock options, RSUs, PSUs and PSAs	—	—	—	—
Weighted average shares used to calculate diluted earnings per share	83	85	83	85
Antidilutive stock options, RSUs, PSUs and PSAs	3	1	3	2
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$(1.90)	$(0.33)	$(4.59)	$(0.94)
Basic earnings (loss) per share from discontinued operations	—	(0.18)	—	(0.15)
Basic earnings (loss) per share	$(1.90)	$(0.51)	$(4.59)	$(1.09)

Diluted earnings (loss) per share from continuing operations	$(1.90)	$(0.33)	$(4.59)	$(0.94)
Diluted earnings (loss) per share from discontinued operations	—	(0.18)	—	(0.15)
Diluted earnings (loss) per share	$(1.90)	$(0.51)	$(4.59)	$(1.09)

Note 16—Segment Information

The Company has identified three reportable segments, which are organized based on the products and services provided by its operating segments and the geographic areas in which its operating segments conduct business, as follows:

•
U.S. Rental Car ("U.S. RAC") - rental of vehicles (cars, crossovers and light trucks), as well as sales of ancillary products and services, in the United States and consists of the Company's United States operating segment;

•
International Rental Car ("International RAC") - rental and leasing of vehicles (cars, vans, crossovers and light trucks), as well as sales of ancillary products and services, internationally and consists of the Company's Europe and Other International operating segments, which are aggregated into a reportable segment based

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

primarily upon similar economic characteristics, products and services, customers, delivery methods and general regulatory environments;

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

The following tables provide significant statement of operations and balance sheet information by segment for each of Hertz Global and Hertz, as well as adjusted pretax income (loss), the segment measure of profitability.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Revenues
U.S. Rental Car	$1,519	$1,584	$2,872	$2,990
International Rental Car	543	540	955	973
All Other Operations	162	146	313	290
Total Hertz Global and Hertz	$2,224	$2,270	$4,140	$4,253
Depreciation of revenue earning vehicles and lease charges, net
U.S. Rental Car	$524	$417	$1,023	$836
International Rental Car	100	98	185	184
All Other Operations	119	114	236	225
Total Hertz Global and Hertz	$743	$629	$1,444	$1,245
Adjusted pre-tax income (loss)(a)
U.S. Rental Car	$(37)	$143	$(152)	$138
International Rental Car	56	34	52	36
All Other Operations	19	17	39	35
Corporate	(120)	(139)	(234)	(262)
Total Hertz Global	(82)	55	(295)	(53)
Corporate - Hertz	1	—	2	—
Total Hertz	$(81)	$55	$(293)	$(53)

(In millions)	June 30, 2017	December 31, 2016
Total Assets
U.S. Rental Car	$13,639	$12,876
International Rental Car	4,852	3,578
All other operations	1,646	1,612
Corporate	2,296	1,089
Total Hertz Global and Hertz	$22,433	$19,155

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

Reconciliation of adjusted pre-tax income (loss) by segment to consolidated amounts are summarized below.

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Adjusted pre-tax income (loss):
U.S. Rental Car	$(37)	$143	$(152)	$138
International Rental Car	56	34	52	36
All Other Operations	19	17	39	35
Total reportable segments	38	194	(61)	209
Corporate(1)	(120)	(139)	(234)	(262)
Adjusted pre-tax income (loss)	(82)	55	(295)	(53)
Adjustments:
Acquisition accounting(2)	(16)	(18)	(31)	(34)
Debt-related charges(3)	(10)	(12)	(21)	(25)
Loss on extinguishment of debt(4)	(8)	(20)	(8)	(20)
Restructuring and restructuring related charges(5)	(5)	(18)	(13)	(29)
Sale of CAR Inc. common stock(6)	—	—	3	75
Impairment charges and asset write-downs(7)	(86)	(3)	(116)	(3)
Finance and information technology transformation costs(8)	(20)	(19)	(39)	(26)
Other(9)	(18)	—	(19)	3
Income (loss) before income taxes	$(245)	$(35)	$(539)	$(112)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Adjusted pre-tax income (loss):
U.S. Rental Car	$(37)	$143	$(152)	$138
International Rental Car	56	34	52	36
All Other Operations	19	17	39	35
Total reportable segments	38	194	(61)	209
Corporate(1)	(119)	(139)	(232)	(262)
Adjusted pre-tax income (loss)	(81)	55	(293)	(53)
Adjustments:
Acquisition accounting(2)	(16)	(18)	(31)	(34)
Debt-related charges(3)	(10)	(12)	(21)	(25)
Loss on extinguishment of debt(4)	(8)	(20)	(8)	(20)
Restructuring and restructuring related charges(5)	(5)	(18)	(13)	(29)
Sale of CAR Inc. common stock(6)	—	—	3	75
Impairment charges and asset write-downs(7)	(86)	(3)	(116)	(3)
Finance and information technology transformation costs(8)	(20)	(19)	(39)	(26)
Other(9)	(18)	—	(19)	3
Income (loss) before income taxes	$(244)	$(35)	$(537)	$(112)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and equipment relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(4)
In 2017, represents $6 million of early redemption premium and write off of deferred financing costs associated with the redemption of the outstanding 4.25% Senior Notes due April 2018 and a $2 million write-off of deferred financing costs associated with the termination of commitments under the Senior RCF. In 2016, represents the write-off of deferred financing costs in the second quarter as a result of paying off the Senior Term Facility and various vehicle debt refinancings.

(5)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs, when applicable. For further information on restructuring costs, see Note 10, "Restructuring." Also represents certain other charges such as incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes consulting costs and legal fees related to the previously disclosed accounting review and investigation.

(6)	Represents the pre-tax gain on the sale of CAR Inc. common stock.

(7)	In 2017, primarily represents a second quarter $86 million impairment of the Dollar Thrifty tradename and a first quarter impairment of $30 million related to an equity method investment.

(8)
Represents external costs associated with the Company’s finance and information technology transformation programs, both of which are multi-year initiatives that commenced in 2016 to upgrade and modernize the Company’s systems and processes.

(9)
Represents miscellaneous, non-recurring and other non-cash items. In 2017, includes first and second quarter adjustments, as applicable, to the carrying value of the Company's Brazil operations in connection with its classification as held for sale and second quarter charges of $6 million for labor-related matters and $5 million relating to PLPD as a result of a terrorist event. For the six months ended June 30, 2016, includes a $9 million settlement gain from an eminent domain case related to one of the Company's airport locations.

Note 17—Guarantor and Non-Guarantor Condensed Consolidating Financial Information - Hertz

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2017 and December 31, 2016, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016 and the Statements of Cash Flows for the six months ended June 30, 2017 and 2016 of (a) The Hertz Corporation, ("Parent”); (b) the Parent's

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

subsidiaries that guarantee the Senior Notes issued by the Parent ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Senior Notes issued by the Parent ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) Hertz on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. The Guarantor Subsidiaries are 100% owned by the Parent and all guarantees are full and unconditional and joint and several. Additionally, substantially all of the assets of the Guarantor Subsidiaries are pledged under the Senior Facilities and Senior Second Priority Secured Notes, and consequently will not be available to satisfy the claims of Hertz's general creditors. In lieu of providing separate unaudited financial statements for the Guarantor Subsidiaries, Hertz has included the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC's Regulation S-X. Management of Hertz does not believe that separate financial statements of the Guarantor Subsidiaries are material to Hertz's investors; therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

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

During the preparation of the condensed consolidating financial information of The Hertz Corporation and Subsidiaries as of and for the three and nine months ended September 30, 2016, it was determined that cash flows from operating activities and investing activities for the Parent and Non-Guarantor Subsidiaries were misstated as filed in the Company's second quarter 2016 Form 10-Q, resulting in a $411 million overstatement of net cash used in operating activities and a $411 million overstatement of net cash provided by investing activities of the Parent, and a $411 million overstatement of net cash provided by operating activities and a $411 million overstatement of net cash used in investing activities of the Non-Guarantor Subsidiaries. These errors had no impact to the Guarantor Subsidiaries and no impact to financing activities. These errors, which the Company determined are not material, have no impact on the Company's consolidated financial condition, results of operations, or cash flows. The Company has revised the Condensed Consolidating Statements of Cash Flows for Parent and Guarantor Subsidiaries for the six months ended June 30, 2016 to correct for these errors.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$841	$11	$289	$—	$1,141
Restricted cash and cash equivalents	888	7	167	—	1,062
Receivables, net of allowance	271	160	779	—	1,210
Due from affiliates	3,400	4,176	9,158	(16,734)	—
Prepaid expenses and other assets	5,410	77	236	(5,158)	565
Revenue earning vehicles, net	317	3	12,866	—	13,186
Property and equipment, net	631	65	143	—	839
Investment in subsidiaries, net	6,201	694	—	(6,895)	—
Other intangible assets, net	112	3,111	16	—	3,239
Goodwill	102	943	37	—	1,082
Assets held for sale	—	—	109	—	109
Total assets	$18,173	$9,247	$23,800	$(28,787)	$22,433
LIABILITIES AND EQUITY
Due to affiliates	$10,461	$1,990	$4,283	$(16,734)	$—
Accounts payable	380	97	904	—	1,381
Accrued liabilities	529	90	344	—	963
Accrued taxes, net	86	23	3,225	(3,168)	166
Debt	5,800	—	11,009	—	16,809
Public liability and property damage	162	42	219	—	423
Deferred income taxes, net	—	2,077	1,836	(1,990)	1,923
Liabilities held for sale	—	—	13	—	13
Total liabilities	17,418	4,319	21,833	(21,892)	21,678
Equity:
Stockholder's equity	755	4,928	1,967	(6,895)	755
Total liabilities and equity	$18,173	$9,247	$23,800	$(28,787)	$22,433

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,170	$354	$1,871	$(1,171)	$2,224
Expenses:
Direct vehicle and operating	741	181	333	—	1,255
Depreciation of revenue earning vehicles and lease charges, net	1,024	113	714	(1,108)	743
Selling, general and administrative	156	8	59	—	223
Interest expense, net	101	(25)	81	—	157
Intangible asset impairments	—	86	—	—	86
Other (income) expense, net	—	—	4	—	4
Total expenses	2,022	363	1,191	(1,108)	2,468
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(852)	(9)	680	(63)	(244)
Income tax (provision) benefit	358	1	(273)	—	86
Equity in earnings (losses) of subsidiaries, net of tax	336	30	—	(366)	—
Net income (loss) from continuing operations	(158)	22	407	(429)	(158)
Net income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	(158)	22	407	(429)	(158)
Other comprehensive income (loss), net of tax	(7)	3	(8)	5	(7)
Comprehensive income (loss)	$(165)	$25	$399	$(424)	$(165)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,192	$385	$1,636	$(943)	$2,270
Expenses:
Direct vehicle and operating	732	192	343	—	1,267
Depreciation of revenue earning vehicles and lease charges, net	759	214	599	(943)	629
Selling, general and administrative	158	11	65	—	234
Interest expense, net	119	(21)	76	—	174
Other (income) expense, net	1	(1)	1	—	1
Total expenses	1,769	395	1,084	(943)	2,305
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(577)	(10)	552	—	(35)
Income tax (provision) benefit	227	3	(223)	—	7
Equity in earnings (losses) of subsidiaries, net of tax	307	144	—	(451)	—
Net income (loss) from continuing operations	(43)	137	329	(451)	(28)
Net income (loss) from discontinued operations	—	(4)	(11)	—	(15)
Net income (loss)	(43)	133	318	(451)	(43)
Other comprehensive income (loss), net of tax	(45)	(5)	(23)	28	(45)
Comprehensive income (loss)	$(88)	$128	$295	$(423)	$(88)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,220	$661	$3,248	$(1,989)	$4,140
Expenses:
Direct vehicle and operating	1,429	350	608	—	2,387
Depreciation of revenue earning vehicles and lease charges, net	1,761	215	1,335	(1,867)	1,444
Selling, general and administrative	306	19	117	—	442
Interest expense, net	183	(47)	151	—	287
Intangible asset impairments	—	86	—	—	86
Other (income) expense, net	33	—	(2)	—	31
Total expenses	3,712	623	2,209	(1,867)	4,677
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(1,492)	38	1,039	(122)	(537)
Income tax (provision) benefit	572	(14)	(401)	—	157
Equity in earnings (losses) of subsidiaries, net of tax	540	62	—	(602)	—
Net income (loss) from continuing operations	(380)	86	638	(724)	(380)
Net income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	(380)	86	638	(724)	(380)
Other comprehensive income (loss), net of tax	6	3	4	(7)	6
Comprehensive income (loss)	$(374)	$89	$642	$(731)	$(374)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,258	$725	$2,932	$(1,662)	$4,253
Expenses:
Direct vehicle and operating	1,417	381	627	—	2,425
Depreciation of revenue earning vehicles and lease charges, net	1,380	349	1,177	(1,661)	1,245
Selling, general and administrative	304	24	132	(1)	459
Interest expense, net	207	(22)	140	—	325
Other (income) expense, net	1	(10)	(80)	—	(89)
Total expenses	3,309	722	1,996	(1,662)	4,365
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(1,051)	3	936	—	(112)
Income tax (provision) benefit	415	(2)	(381)	—	32
Equity in earnings (losses) of subsidiaries, net of tax	545	201	—	(746)	—
Net income (loss) from continuing operations	(91)	202	555	(746)	(80)
Net income (loss) from discontinued operations	—	(1)	(10)	—	(11)
Net income (loss)	(91)	201	545	(746)	(91)
Other comprehensive income (loss), net of tax	9	(5)	29	(24)	9
Comprehensive income (loss)	$(82)	$196	$574	$(770)	$(82)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities from continuing operations	$(377)	$15	$2,168	$(822)	$984
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	(1)	(1)	57	—	55
Revenue earning vehicle expenditures	(171)	(5)	(6,533)	—	(6,709)
Proceeds from disposal of revenue earning vehicles	91	—	3,744	—	3,835
Capital asset expenditures, non-vehicle	(75)	(5)	(23)	—	(103)
Proceeds from disposal of property and other equipment	6	—	5	—	11
Sales of shares in equity investment	—	—	9	—	9
Other	—	—	(2)	—	(2)
Capital contributions to subsidiaries	(1,419)	—	—	1,419	—
Return of capital from subsidiaries	1,898	—	—	(1,898)	—
Loan to Parent/Guarantor from Non-Guarantor	—	—	431	(431)	—
Net cash provided by (used in) investing activities from continuing operations	329	(11)	(2,312)	(910)	(2,904)
Cash flows from financing activities:
Net change in restricted cash and cash equivalents, non-vehicle	(834)	(1)	1	—	(834)
Proceeds from issuance of vehicle debt	631	—	4,397	—	5,028
Repayments of vehicle debt	(657)	—	(3,008)	—	(3,665)
Proceeds from issuance of non-vehicle debt	2,100	—	—	—	2,100
Repayments of non-vehicle debt	(354)	—	—	—	(354)
Payment of financing costs	(16)	(4)	(14)	—	(34)
Early redemption premium payment	(5)	—	—	—	(5)
Advances to Hertz Global	(3)	—	—	—	(3)
Capital contributions received from parent	—	—	1,419	(1,419)	—
Payment of dividends and return of capital	—	—	(2,720)	2,720	—
Loan to Parent/Guarantor from Non-Guarantor	(431)	—	—	431	—
Net cash provided by (used in) financing activities from continuing operations	431	(5)	75	1,732	2,233
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	—	—	12	—	12
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	383	(1)	(57)	—	325
Cash and cash equivalents at beginning of period	458	12	346	—	816
Cash and cash equivalents at end of period	$841	$11	$289	$—	$1,141

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities from continuing operations	$(1,492)	$37	$2,908	$(439)	$1,014
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	(10)	(2)	30	—	18
Net change in restricted cash and cash equivalents, non-vehicle	—	—	(2)	—	(2)
Revenue earning vehicle expenditures	(176)	(34)	(6,677)	—	(6,887)
Proceeds from disposal of revenue earning vehicles	131	—	4,656	—	4,787
Capital assets expenditures, non-vehicle	(41)	(8)	(23)	—	(72)
Proceeds from disposal of property and other equipment	12	3	24	—	39
Sales of shares in equity investment, net of amounts invested	(45)	—	233	—	188
Capital contributions to subsidiaries	(514)	—	—	514	—
Return of capital from subsidiaries	1,623	—	—	(1,623)	—
Loan to Parent/Guarantor from Non-Guarantor	—	—	(405)	405	—
Net cash provided by (used in) investing activities from continuing operations	980	(41)	(2,164)	(704)	(1,929)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	186	—	5,893	—	6,079
Repayments of vehicle debt	(183)	—	(4,895)	—	(5,078)
Proceeds from issuance of non-vehicle debt	1,477	—	—	—	1,477
Repayments of non-vehicle debt	(2,843)	—	—	—	(2,843)
Payment of financing costs	(31)	(3)	(17)	—	(51)
Transfers from discontinued entities	2,122	—	—	—	2,122
Other	11	1	—	—	12
Capital contributions received from parent	—	—	514	(514)	—
Payment of dividends and return of capital	—	—	(2,062)	2,062	—
Loan to Parent/Guarantor from Non-Guarantor	405	—	—	(405)	—
Net cash provided by (used in) financing activities from continuing operations	1,144	(2)	(567)	1,143	1,718
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	—	—	8	—	8
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	632	(6)	185	—	811
Cash and cash equivalents at beginning of period	179	17	278	—	474
Cash and cash equivalents at end of period	$811	$11	$463	$—	$1,285

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$—	$59	$148	$—	$207
Cash flows provided by (used in) investing activities	—	(75)	(2)	—	(77)
Cash flows provided by (used in) financing activities	—	44	(138)	—	(94)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—	$28	$8	$—	$36

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s discussion and analysis ("MD&A") should be read in conjunction with the MD&A presented in our 2016 Form 10‑K and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report on Form 10-Q for the quarterly period ended June 30, 2017 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including vehicle depreciation and various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

2017 Operating Overview

The following provides an overview of our business and financial performance and key factors influencing our results:

•
Total revenues for U.S. RAC for the second quarter of 2017 decreased by 4% compared to 2016 driven by a 2% decline in Total RPD and a 3% decrease in transaction days. Total revenues for U.S. RAC for the first half of 2017 decreased by 4% as compared to the first half of 2016 driven by a 2% decline in Total RPD and a 2% decrease in transaction days;

•
Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased 26% to $524 million from $417 million for the second quarter of 2017 versus 2016 and increased 22% to $1.0 billion from $836 million for the first half of 2017 versus 2016. Net depreciation per unit per month in U.S. RAC increased 27% to $353 from $278 for the second quarter of 2017 versus 2016 and increased 21% to $351 from $290 for the first half of 2017 versus 2016. The increases in per vehicle depreciation rates are the result of shortened hold periods on certain non-program vehicles as we rebalanced the fleet, our onboarding of a richer mix of premium model year 2017 vehicles, and declining residual values;

•
Total revenues for International RAC increased 1% for the second quarter of 2017 versus 2016. Excluding the impact of foreign currency exchange rates, total revenues for International RAC increased $21 million, or 4% for the second quarter 2017 versus 2016, driven by a 6% increase in transaction days, partially offset by a 1% decrease in Total RPD. Total revenues for International RAC decreased 2% for the first half of 2017 versus 2016. Excluding the impact of foreign currency exchange rates, total revenues for International RAC increased $6 million, or 1% for the first half of 2017 versus 2016, driven by a 4% increase in transaction days, partially offset by a 3% decrease in Total RPD;

•
Depreciation of revenue earning vehicles and lease charges, net for International RAC increased 2% to $100 million from $98 million for the second quarter of 2017 versus 2016 and increased 1% to $185 million from $184 million for the first half of 2017 versus 2016. Net depreciation per unit per month for International RAC increased 2% to $172 from $168 for the second quarter of 2017 versus 2016 and was comparable for the first half of 2017 versus 2016;

•
International RAC's public liability and property damage (“PLPD”) expense decreased $17 million in the second quarter of 2017 versus 2016 and decreased $14 million during the first half of 2017 versus 2016. The decreases are primarily related to $20 million in unanticipated charges recorded in the second quarter of 2016 resulting from adverse experience and case development of historical claims, primarily in the United Kingdom, and a $5 million favorable impact in the second quarter of 2017 as a result of actions taken by management to improve claims handling in Europe and changes in business practices, including the closure of certain locations with unfavorable PLPD experience, partially offset by a $5 million accrual for PLPD related to a terrorist event in the second quarter of 2017;

•
Recorded $86 million of impairment charges in the second quarter 2017 resulting from the impairment of the Dollar Thrifty tradename versus $3 million of net impairments and asset write-downs in the second quarter 2016. Recorded $116 million of impairment charges during the first half of 2017 resulting from the $86 million impairment of the Dollar Thrifty tradename and a $30 million impairment of an equity method investment during the first half of 2017 compared to $3 million of net impairments and asset write-downs during the first half of 2016;

•
Recorded $20 million and $39 million during the second quarter and first half of 2017, respectively, in expenses associated with our finance and information technology transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company's systems and processes, compared to $19 million and $26 million during the second quarter and first half of 2016, respectively;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•
During the first half of 2017, we sold approximately 9 million shares of common stock of CAR Inc., a publicly traded company on the Hong Kong Stock Exchange, for net proceeds of approximately $9 million, recognizing a pre-tax gain of $3 million. During the first half of 2016, we sold 204 million shares of common stock of CAR Inc. for net proceeds of approximately $233 million, recognizing a pre-tax gain of $75 million. There were no sales of common stock of CAR Inc. in the second quarter of 2017 or 2016;

•
We issued $1.25 billion in aggregate principal amount of 7.625% Senior Second Priority Secured Notes due 2022, utilizing a portion of the proceeds to decrease near term debt maturities by approximately $250 million following redemption of the April 2018 Notes and to terminate commitments under the Senior RCF by $150 million; and

•
Recorded $8 million of charges for early redemption premiums and write off of deferred financing costs in the second quarter and first half of 2017 as a result of redeeming the April 2018 Notes and terminating commitments under the Senior RCF, compared to $20 million in the second quarter and first half of 2016 as a result of paying off the Senior Term Facility and various vehicle debt refinancings.

For more information on the above highlights, see the discussion of our results on a consolidated basis and by segment that follows herein.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions)	2017	2016		2017	2016
Total revenues	$2,224	$2,270	(2)%	$4,140	$4,253	(3)%
Direct vehicle and operating expenses	1,255	1,267	(1)	2,387	2,425	(2)
Depreciation of revenue earning vehicles and lease charges, net	743	629	18	1,444	1,245	16
Selling, general and administrative expenses	223	234	(5)	442	459	(4)
Interest expense, net:
Vehicle	82	72	14	153	140	9
Non-vehicle	75	102	(26)	134	185	(28)
Interest expense, net	157	174	(10)	287	325	(12)
Intangible asset impairments	86	—	—	86	—	—
Other (income) expense, net	4	1	300	31	(89)	NM
Income (loss) from continuing operations, before income taxes	(244)	(35)	597	(537)	(112)	379
Income tax (provision) benefit	86	7	NM	157	32	391
Net income (loss) from continuing operations	(158)	(28)	464	(380)	(80)	375
Net income (loss) from discontinued operations	—	(15)	NM	—	(11)	NM
Net income (loss)	$(158)	$(43)	267	$(380)	$(91)	318
Adjusted pre-tax income (loss)(a)	$(81)	$55	NM	$(293)	$(53)	453
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Total revenues decreased $46 million, or 2%, due primarily to decreases in our U.S. RAC revenues of $65 million, partially offset by a $16 million increase in our All Other Operations segment revenues and a $3 million increase in our International RAC revenues. Total RPD in our U.S. RAC segment declined 2% due to a decline in ancillary revenues and a change in customer mix. Volume for U.S. RAC decreased 3% comprised of a decrease of 2% for our airport business and 4% for our off airport business which reflects the challenging year over year comparison in replacement rentals due to a large number of customer vehicle recalls in the second quarter of 2016. Revenues in our All Other Operations business increased primarily due to an increase in Donlen's leasing and services volume. Excluding an $18 million impact of foreign currency exchange rates, International RAC revenues increased $21 million, or 4%, driven by a 6% increase in transaction days partially offset by a 1% decrease in Total RPD for the segment.

The decrease in direct vehicle and operating expenses ("DOE") of $12 million, or 1%, was primarily due to a decrease in our International RAC segment of $19 million, partially offset by an increase in our All Other Operations segment of $8 million while the U.S. RAC segment remained flat. Excluding the $11 million impact of foreign currency exchange rates, DOE for International RAC decreased $8 million, or 2%, due to a $17 million decrease in PLPD expense, partially offset by an increase of $10 million in transaction variable costs due to higher rental volume in the second quarter of 2017 versus 2016. The increase in our All Other Operations segment is due to charges related to new leases entered into during the second quarter of 2017.

Depreciation of revenue earning vehicles and lease charges, net increased $114 million, or 18%, primarily due to a $107 million increase in our U.S. RAC segment resulting from higher per vehicle depreciation rates, slightly offset by a smaller fleet.

Selling, general and administrative expenses (“SG&A”) decreased $11 million, or 5%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to a decrease of approximately $32 million in restructuring

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

related, incentive compensation and other expenses, partially offset by a $21 million increase in advertising expense, charges for labor-related matters and information technology ("IT") expenses recorded during the quarter. The above changes primarily related to our U.S. RAC segment and Corporate.

Vehicle interest expense, net increased $10 million, or 14%, in the second quarter of 2017 compared to the second quarter of 2016 primarily due to higher market interest rates, higher rates associated with increasing the mix of medium term funding and interest related to the European Vehicle Notes that were issued in the third quarter of 2016, partially offset by a loss on extinguishment of debt for terminated vehicle debt in the second quarter of 2016 with no comparable loss in the second quarter of 2017.

Non-vehicle interest expense, net decreased $27 million, or 26%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to the termination of the $2.1 billion of Senior Credit Facilities in June 2016, the 2016 refinancings of certain Senior Notes with the lower rate Senior Term Loan and 5.50% Senior Notes due 2024 and lower losses on the extinguishment of debt in the second quarter of 2017 versus 2016.

We had intangible asset impairments of $86 million related to the Dollar Thrifty tradename for the second quarter of 2017.

We had other expense of $4 million for the second quarter of 2017, primarily comprised of a $4 million fair value adjustment of our Brazil operations in connection with its classification as held for sale. In the second quarter of 2016, we had other expense of $1 million.

The effective tax rate in the second quarter of 2017 was 35% compared to 20% in the second quarter of 2016. The Company recorded a tax benefit of $86 million in the second quarter of 2017 and $7 million in the second quarter of 2016. The $79 million increase in the income tax benefit is the result of the composition of earnings and lower worldwide pre-tax income, offset by discrete items in the quarter, attributable to an out of period adjustment and due in part to tax charges from stock compensation.

The results for discontinued operations are associated with the activities of the Old Hertz Holdings equipment rental business which was spun-off on June 30, 2016.

Adjusted pre-tax loss was $81 million in the second quarter of 2017 compared to adjusted pre-tax income of $55 million in the second quarter of 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Total revenues decreased $113 million, or 3%, due primarily to decreases in our U.S. RAC and International RAC revenues of $118 million and $18 million, respectively, partially offset by a $23 million increase in our All Other Operations segment revenues. Total RPD in our U.S. RAC segment decreased 2% due to a decline in ancillary revenues and customer mix, primarily driven by a change from higher yielding corporate contracted and retail rentals to lower yielding domestic tour, opaque and ride-hailing vehicle rentals. Volume for U.S. RAC decreased 2% driven by declines of 2% in each of our airport and off airport businesses. The decline in our off airport volume reflects the challenging year over year comparison in replacement rentals due to a large number of customer vehicle recalls in the first half of 2016. Excluding a $24 million impact of foreign currency exchange rates, International RAC revenues increased $6 million, or 1%, driven by a 4% increase in transaction days partially offset by a 3% decrease in Total RPD for the segment. Total revenues in our All Other Operations segment increased primarily due to an increase in Donlen's leasing and services volume.

The decrease in DOE of $38 million, or 2%, was primarily due to a decrease in our International RAC segment and our corporate operations of $31 million and $9 million, respectively, while the U.S. RAC segment remained flat in the first half of 2017 compared to the first half of 2016. Excluding the $17 million impact of foreign currency exchange rates, DOE for International RAC decreased $14 million, or 2%, due to a $14 million decrease in PLPD expense and a $5 million decrease in vehicle damage expense, partially offset by an increase of $9 million in transaction variable

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

costs due to higher rental volume. The decrease in DOE for our corporate operations is due mainly to charges related to the Spin-Off in the first half of 2016 with no comparable charges in the first half of 2017.

Depreciation of revenue earning vehicles and lease charges, net increased $199 million, or 16%, primarily due to a $187 million increase in our U.S. RAC segment resulting from higher per vehicle depreciation rates combined with a slightly larger fleet.

SG&A decreased $17 million, or 4%, in the first half of 2017 compared to the first half of 2016, primarily due to a decrease of approximately $50 million in restructuring related, incentive compensation and other expenses, partially offset by a $21 million increase in advertising expense, charges for labor-related matters and litigation settlements related to various cases and a $13 million increase in information technology transformation program costs recorded during the first half of 2017. The above changes primarily related to our U.S. RAC segment. As discussed above, we incurred higher information technology transformation program costs in the first half of 2017 versus the first half 2016, and we expect to see continued increases in SG&A expenses for information technology investments for the remainder of 2017 and in 2018.

Vehicle interest expense, net increased $13 million, or 9%, in the first half of 2017 compared to the first half of 2016 primarily due to higher market interest rates and higher rates associated with increasing the mix of medium term funding and interest related to the European Vehicle Notes that were issued in the third quarter of 2016, partially offset by a loss on extinguishment of debt for terminated vehicle debt in the first half of 2016 with no comparable loss recorded in the first half of 2017.

Non-vehicle interest expense, net decreased $51 million, or 28%, in the first half of 2017 compared to the first half of 2016, primarily due to the termination of the $2.1 billion of Senior Credit Facilities in June 2016, the 2016 refinancings of certain Senior Notes with the lower rate Senior Term Loan and 5.50% Senior Notes due 2024 and lower losses on the extinguishment of debt in the first half of 2017 versus 2016.

We had intangible asset impairments of $86 million related to the Dollar Thrifty tradename for the first half of 2017.

We had other expense of $31 million for the first half of 2017, primarily comprised of a $30 million impairment of an equity method investment. Other income of $89 million for the first half of 2016 was primarily comprised of a $75 million gain on the sale of common stock of CAR Inc. and a $9 million settlement gain from an eminent domain case at one of our airport locations.

The effective tax rate in the first half of 2017 was 29% compared to 29% in the first half of 2016. The Company recorded a tax benefit of $157 million in the first half of 2017 and $32 million in the first half of 2016. The $125 million increase in the income tax benefit is the result of composition of earnings and lower worldwide pre-tax income, offset by discrete items in the first half of 2017, attributable to an out of period adjustment and due in part to tax charges from stock compensation.

The results for discontinued operations are associated with the activities of the Old Hertz Holdings equipment rental business which was spun-off on June 30, 2016.

Adjusted pre-tax loss was $293 million in the first half of 2017 compared to $53 million in the first half of 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global has net losses from discontinued operations of $2 million for the first half of 2016 that are incremental to the amounts shown for Hertz. These amounts represent the net losses of the parent legal entities of Old Hertz Holdings

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

which are deemed discontinued operations of Hertz Global but not Hertz. There are no incremental net losses for Hertz Global in the second quarter 2016.

In the second quarter and first half of 2017, Hertz Global has interest expense, net of $1 million and $2 million, respectively that is incremental to the amounts shown for Hertz. These amounts represent interest associated with amounts outstanding under the master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations but this amount is eliminated in consolidation for purposes of Hertz Global.

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended June 30,		Percent Increase/(Decrease)		Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2017	2016			2017	2016
Total revenues	$1,519	$1,584	(4)%		$2,872	$2,990	(4)%
Direct vehicle and operating expenses	$919	$916	—		$1,780	$1,786	—
Depreciation of revenue earning vehicles and lease charges, net	$524	$417	26		$1,023	$836	22
Income (loss) before income taxes	$(146)	$104	NM		$(278)	$82	NM
Adjusted pre-tax income (loss)(a)	$(37)	$143	NM		$(152)	$138	NM
Transaction days (in thousands)(b)	36,233	37,190	(3)		68,545	69,932	(2)
Average vehicles(c)	495,000	500,000	(1)		486,500	480,100	1
Vehicle utilization(c)	80%	82%	(130)	bps	78%	80%	(220)	bps
Total RPD (in whole dollars)(d)	$41.26	$42.11	(2)		$41.23	$42.23	(2)
Total RPU (in whole dollars)(e)	$1,007	$1,044	(4)		$968	$1,025	(6)
Net depreciation per unit per month (in whole dollars)(f)	$353	$278	27		$351	$290	21
Percentage of program vehicles at period end	11%	12%	(100)	bps	11%	12%	(100)	bps
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Total U.S. RAC revenues were $1.5 billion in the second quarter of 2017, a decrease of $65 million, or 4%, from the second quarter of 2016. Total RPD decreased 2% due to a decline in ancillary revenues and customer mix, primarily driven by a change from higher yielding corporate contracted and retail rentals to lower yielding domestic tour and ride-hailing vehicle rentals. Transaction days decreased 3% comprised of a decrease of 2% for our airport business and 4% for our off airport business which reflects the challenging year over year comparison in replacement rentals due to a large number of customer vehicle recalls in the second quarter of 2016. Off airport revenues comprised 28% of total revenues for the segment in the second quarter of 2017 and 2016.

DOE for U.S. RAC was comparable year over year primarily due to the following:

•	Vehicle related expenses were comparable with the second quarter of 2016.

•
Personnel related expenses increased $12 million compared to the second quarter of 2016, primarily due to an increase of $9 million in field wages due in part to new customer-oriented initiatives and an increase of $8 million in benefits expense, mainly resulting from an increase in the workers compensation reserve, partially offset by a $5 million decrease in variable incentive compensation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•
Transaction variable expenses decreased $18 million primarily due to decreases in optional insurance liability expense of $21 million due to favorable adjustments based on historical experience and a decrease in transaction days discussed above, partially offset by higher fuel expense of $4 million due to higher market fuel prices compared to the second quarter of 2016.

•
Other direct vehicle and operating expenses increased $9 million year over year primarily due to increased facility costs of $6 million, mainly related to accelerated depreciation at certain of our airport locations as a result of the Ultimate Choice program, and a $4 million increase in IT charges.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Depreciation rates being used to compute the provision for depreciation of revenue earning vehicles are adjusted on certain vehicles in our vehicle rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold. Based on the reviews completed during the second quarter of 2017 and 2016, depreciation rate changes in our U.S. RAC operations resulted in a net increase in depreciation expense of $24 million and $12 million, respectively. The rate changes reflect shortened hold periods on certain non-program vehicles as we rebalanced the fleet, our onboarding of a richer mix of premium model year 2017 vehicles, and declining residual values.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased by $107 million, or 26%, in the second quarter of 2017 compared to the second quarter of 2016. Net depreciation per unit per month increased to $353 in the second quarter of 2017 compared to $278 in the second quarter of 2016. The increase year over year is primarily the result of higher per vehicle depreciation rates, slightly offset by a smaller fleet.

There was a loss before income taxes for U.S. RAC of $146 million in the second quarter of 2017 compared to income before income taxes of $104 million in the second quarter of 2016. The $250 million decrease year over year is primarily due to the impact of increased depreciation expense on our revenue earning vehicles, the $86 million impairment of the Dollar Thrifty tradename and lower revenues. The above were partially offset by a decrease of $10 million in interest expense, net. SG&A for the segment decreased $2 million year over year, primarily resulting from $16 million of decreases in restructuring related, information technology transformation program costs, incentive compensation and other expenses, partially offset by a $14 million increase due to charges for labor-related matters and advertising expense recorded during the second quarter of 2017.

Adjusted pre-tax loss for U.S. RAC was $37 million in the second quarter of 2017 compared to adjusted pre-tax income of $143 million in the second quarter of 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Total U.S. RAC revenues were $2.9 billion in the first half of 2017, a decrease of $118 million, or 4%, from the first half of 2016. Total RPD decreased 2% due to a decline in ancillary revenues and customer mix, primarily driven by a change from higher yielding corporate contracted and retail rentals to lower yielding domestic tour, opaque and ride-hailing vehicle rentals. Transaction days decreased 2% driven by declines of 2% in each of our airport and off airport businesses. The decline in our off airport volume reflects the challenging year over year comparison in replacement rentals due to a large number of customer vehicle recalls in the first half of 2016. Off airport revenues comprised 28% of total revenues for the segment in the first half of 2017 as compared to 27% for the first half of 2016.

DOE for U.S. RAC was comparable year over year primarily due to the following:

•	Vehicle related expenses decreased $5 million year over year primarily due to:

•	Decreased collision and short term maintenance expense of $10 million resulting from improved customer collections on damage claims resulting from process improvements and a decrease in the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

costs to prepare program vehicles for turn-back due to a reduction in the number of program vehicles returned to the manufacturer year over year.

•	Increased maintenance expense of $4 million for the reconditioning of certain vehicles.

•
Personnel related expenses increased $8 million compared to the first half of 2016, primarily due to a $11 million increase in field wages due in part to new customer-oriented initiatives and a $9 million increase in benefits expense, primarily resulting from an increase in the workers compensation reserve, partially offset by a $12 million decrease in variable incentive compensation.

•
Transaction variable expenses decreased $18 million primarily due to decreases in optional insurance liability expense of $21 million due to favorable adjustments based on historical experience and a decrease in transaction days discussed above, and decreased concessions and credit card expense of $4 million, partially offset by higher fuel expense of $8 million due to higher market fuel prices compared to the first half of 2016.

•	Other direct vehicle and operating expenses increased $9 million year over year primarily due to $5 million of charges related to our navigational service offerings.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Depreciation rates being used to compute the provision for depreciation of revenue earning vehicles are adjusted on certain vehicles in our vehicle rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold. Based on the reviews completed during the first half of 2017 and 2016, depreciation rate changes in our U.S. RAC operations resulted in a net increase in depreciation expense of $62 million and $45 million, respectively. The rate changes reflect shortened hold periods on certain non-program vehicles as we rebalanced the fleet, our onboarding of a richer mix of premium model year 2017 vehicles, and declining residual values.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased by $187 million, or 22%, in the first half of 2017 compared to the first half of 2016. Net depreciation per unit per month increased to $351 in the first half of 2017 compared to $290 in the first half of 2016. The increase year over year is primarily the result of higher per vehicle depreciation rates combined with a slightly larger fleet.

There was a loss before income taxes for U.S. RAC of $278 million in the first half of 2017 compared to income before income taxes of $82 million in the first half of 2016. The $360 million decrease year over year is due primarily to the impact of increased depreciation expense on our revenue earning vehicles, lower revenues and the $86 million impairment of the Dollar Thrifty tradename. The above were partially offset by a decrease of $25 million in interest expense, net and a $11 million decrease in SG&A for the segment, primarily resulting from $21 million of decreases in restructuring related, incentive compensation and other expenses and a $9 million decrease in information technology transformation program costs, partially offset by a $19 million increase due to charges for labor-related matters and advertising expense recorded during the first half of 2017. Additionally, in the first half of 2016 we had other income of $11 million primarily related to an eminent domain case at one of our airport locations with no comparable charges in 2017.

Adjusted pre-tax loss for U.S. RAC was $152 million in the first half of 2017 compared to adjusted pre-tax income of $138 million in the first half of 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International Rental Car

	Three Months Ended June 30,		Percent Increase/(Decrease)		Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2017	2016			2017	2016
Total revenues	$543	$540	1%		$955	$973	(2)%
Direct vehicle and operating expenses	$322	$341	(6)		$589	$620	(5)
Depreciation of revenue earning vehicles and lease charges, net	$100	$98	2		$185	$184	1
Income (loss) before income taxes	$43	$29	48		$37	$27	37
Adjusted pre-tax income (loss)(a)	$56	$34	65		$52	$36	44
Transaction days (in thousands)(b)	13,235	12,511	6		23,419	22,613	4
Average vehicles(c)	186,100	178,600	4		168,300	163,300	3
Vehicle utilization(c)	78%	77%	120	bps	77%	76%	80	bps
Total RPD (in whole dollars)(d)	$39.29	$39.88	(1)		$39.28	$40.38	(3)
Total RPU (in whole dollars)(e)	$931	$931	—		$911	$932	(2)
Net depreciation per unit per month (in whole dollars)(f)	$172	$168	2		$177	$176	1
Percentage of program vehicles at period end	46%	45%	100	bps	46%	45%	100	bps
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Total revenues for International RAC increased $3 million, or 1%, in the second quarter of 2017 compared to the second quarter of 2016. Excluding an $18 million impact of foreign currency exchange rates, revenues increased $21 million or 4%, driven by a 6% increase in transaction days primarily due to the impact in Europe of the Easter holiday falling in the second quarter of 2017 compared to the first quarter of 2016 and growth in our value brands, partially offset by a 1% decrease in Total RPD.

DOE for International RAC decreased $19 million in the second quarter of 2017 compared to the second quarter of 2016. Excluding the $11 million impact of foreign currency exchange rates, direct vehicle and operating expenses decreased $8 million, or 2%, versus the prior year primarily due to a $17 million decrease in PLPD expense, partially offset by an increase of $10 million in transaction variable costs, such as field compensation, concessions and facilities due to higher rental volume in the second quarter of 2017. The decrease in PLPD expense primarily represents a $20 million charge in the second quarter of 2016 resulting from adverse experience and case development, primarily in the United Kingdom, combined with a $5 million reduction in PLPD expense in the second quarter 2017 as a result of actions taken by management to improve claims handling in Europe and changes in business practices, including the closure of certain locations with unfavorable PLPD experience, partially offset by a $5 million accrual for PLPD related to a terrorist event in the second quarter of 2017.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $2 million, or 2%, in the second quarter of 2017 compared to the second quarter of 2016. Excluding the $4 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net increased $6 million or 6% primarily due to a 4% increase in average vehicles in the second quarter of 2017 compared to the second quarter of 2016. Net depreciation per unit per month increased to $172 in the second quarter of 2017 compared to $168 in the second quarter of 2016.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

There was income before income taxes for International RAC of $43 million in the second quarter of 2017 compared to $29 million in the second quarter of 2016. The $14 million increase year over year is primarily due to decreased DOE and higher revenues as discussed above, partially offset by an increase of $4 million in interest expense, net primarily related to the European Vehicle Notes which were issued in the third quarter of 2016, and an increase of $4 million in other income (expense), net comprised of a $4 million fair value adjustment of our Brazil assets and liabilities held for sale.

Adjusted pre-tax income for International RAC was $56 million in the second quarter of 2017 compared to $34 million in the second quarter of 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Total revenues for International RAC decreased $18 million, or 2%, in the first half of 2017 compared to the first half of 2016. Excluding a $24 million impact of foreign currency exchange rates, revenues increased $6 million or 1%, driven by a 4% increase in transaction days for the segment, due to volume growth in our value brands, partially offset by a 3% decrease in Total RPD.

DOE for International RAC decreased $31 million in the first half of 2017 compared to the first half of 2016. Excluding the $17 million impact of foreign currency exchange rates, direct vehicle and operating expenses decreased $14 million, or 2%, versus the prior year due to a $14 million decrease in PLPD expense and a decrease of $5 million in vehicle damage expense, partially offset by an increase of $9 million in transaction variable costs, such as field compensation and concessions due to higher rental volume in the first half of 2017 versus 2016. The decrease in PLPD expense primarily represents a $20 million charge in the second quarter of 2016 resulting from adverse experience and case development, primarily in the United Kingdom, partially offset by a $5 million accrual for PLPD related to a terrorist event in the first half of 2017.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $1 million, or 1%, in the first half of 2017 compared to the first half of 2016. Excluding the $6 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net increased $7 million or 4% primarily due to a 3% increase in average vehicles in the first half of 2017 compared to the first half of 2016. Net depreciation per unit per month was comparable year over year.

There was income before income taxes for International RAC of $37 million in the first half of 2017 compared to $27 million in the first half of 2016. The $10 million increase year over year is primarily due to decreased direct vehicle and operating expenses discussed above and a decrease of $4 million in SG&A driven by the impact of exchange rates, incentive compensation and other general expenses, partially offset by lower revenues and a $5 million increase in interest expense, net primarily related to the European Vehicle Notes which were issued in the third quarter of 2016.

Adjusted pre-tax income for International RAC was $52 million in the first half of 2017 compared to $36 million in the first half of 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

All Other Operations

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions)	2017	2016		2017	2016
Total revenues	$162	$146	11%	$313	$290	8%
Direct vehicle and operating expenses	$14	$6	133	$19	$11	73
Depreciation of revenue earning vehicles and lease charges, net	$119	$114	4	$236	$225	5
Income (loss) before income taxes	$16	$14	14	$34	$30	13
Adjusted pre-tax income (loss)(a)	$19	$17	12	$39	$35	11
Average vehicles - Donlen	206,200	166,900	24	206,900	166,900	24
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

All Other Operations has favorable results in the second quarter of 2017 as compared to the second quarter of 2016 and favorable results in the first half of 2017 as compared to the first half of 2016. Revenues were higher primarily due to an increase in Donlen's leasing and services volume due to new business origination and existing customer growth, and were partially offset by increases in DOE due to charges related to new leases entered into during the second quarter of 2017 and increases in vehicle depreciation due to the growth of leased fleet.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Adjusted pre-tax income (loss):
U.S. Rental Car	$(37)	$143	$(152)	$138
International Rental Car	56	34	52	36
All Other Operations	19	17	39	35
Total reportable segments	38	194	(61)	209
Corporate(1)	(119)	(139)	(232)	(262)
Adjusted pre-tax income (loss)	(81)	55	(293)	(53)
Adjustments:
Acquisition accounting(2)	(16)	(18)	(31)	(34)
Debt-related charges(3)	(10)	(12)	(21)	(25)
Loss on extinguishment of debt(4)	(8)	(20)	(8)	(20)
Restructuring and restructuring related charges(5)	(5)	(18)	(13)	(29)
Sale of CAR Inc. common stock(6)	—	—	3	75
Impairment charges and asset write-downs(7)	(86)	(3)	(116)	(3)
Finance and information technology transformation costs(8)	(20)	(19)	(39)	(26)
Other(9)	(18)	—	(19)	3
Income (loss) before income taxes	$(244)	$(35)	$(537)	$(112)

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Adjusted pre-tax income (loss):
U.S. Rental Car	$(37)	$143	$(152)	$138
International Rental Car	56	34	52	36
All Other Operations	19	17	39	35
Total reportable segments	38	194	(61)	209
Corporate(1)	(120)	(139)	(234)	(262)
Adjusted pre-tax income (loss)	(82)	55	(295)	(53)
Adjustments:
Acquisition accounting(2)	(16)	(18)	(31)	(34)
Debt-related charges(3)	(10)	(12)	(21)	(25)
Loss on extinguishment of debt(4)	(8)	(20)	(8)	(20)
Restructuring and restructuring related charges(5)	(5)	(18)	(13)	(29)
Sale of CAR Inc. common stock(6)	—	—	3	75
Impairment charges and asset write-downs(7)	(86)	(3)	(116)	(3)
Finance and information technology transformation costs(8)	(20)	(19)	(39)	(26)
Other(9)	(18)	—	(19)	3
Income (loss) before income taxes	$(245)	$(35)	$(539)	$(112)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and equipment relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(4)
In 2017, represents $6 million of early redemption premium and write off of deferred financing costs associated with the redemption of the outstanding 4.25% Senior Notes due April 2018 and a $2 million in deferred financing costs associated with the termination of commitments under the Senior RCF. In 2016, represents the write-off of deferred financing costs in the second quarter as a result of paying off the Senior Term Facility and various vehicle debt refinancings.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(5)
Represents expenses incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs, when applicable. For further information on restructuring costs, see Part I, Item 1, Note 10, "Restructuring," to the Notes to our condensed consolidated financial statements included in this Report. Also represents certain other charges such as incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes consulting costs and legal fees related to the previously disclosed accounting review and investigation.

(6)	Represents the pre-tax gain on the sale of CAR Inc. common stock.

(7)	In 2017, primarily represents a second quarter $86 million impairment of the Dollar Thrifty tradename and a first quarter impairment of $30 million related to an equity method investment.

(8)
Represents external costs associated with our finance and information technology transformation programs, both of which are multi-year initiatives that commenced in 2016 to upgrade and modernize our systems and processes.

(9)
Represents miscellaneous, non-recurring and other non-cash items. In 2017, includes first and second quarter adjustments, as applicable, to the carrying value of the Company's Brazil operations in connection with its classification as held for sale and second quarter charges of $6 million for labor-related matters and $5 million relating to PLPD as a result of a terrorist event. For the six months ended June 30, 2016, includes a $9 million settlement gain from an eminent domain case related to one of our airport locations.

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

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
	2017	2016	2017	2016
Transaction days (in thousands)	36,233	37,190	13,235	12,511
Average vehicles	495,000	500,000	186,100	178,600
Number of days in period	91	91	91	91
Available car days (in thousands)	45,045	45,500	16,935	16,253
Vehicle utilization	80%	82%	78%	77%

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
	2017	2016	2017	2016
Transaction days (in thousands)	68,545	69,932	23,419	22,613
Average vehicles	486,500	480,100	168,300	163,300
Number of days in period	181	182	181	182
Available car days (in thousands)	88,057	87,378	30,462	29,721
Vehicle utilization	78%	80%	77%	76%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
($ in millions, except as noted)	2017	2016	2017	2016
Revenues	$1,519	$1,584	$543	$540
Ancillary retail vehicle sales revenue	(24)	(18)	—	—
Foreign currency adjustment	—	—	(23)	(41)
Total rental revenue	$1,495	$1,566	$520	$499
Transaction days (in thousands)	36,233	37,190	13,235	12,511
Total RPD (in whole dollars)	$41.26	$42.11	$39.29	$39.88

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2017	2016	2017	2016
Revenues	$2,872	$2,990	$955	$973
Ancillary retail vehicle sales revenue	(46)	(37)	—	—
Foreign currency adjustment	—	—	(35)	(60)
Total rental revenue	$2,826	$2,953	$920	$913
Transaction days (in thousands)	68,545	69,932	23,419	22,613
Total RPD (in whole dollars)	$41.23	$42.23	$39.28	$40.38

(e)
Total RPU is a key metric that is calculated as total revenues less ancillary retail vehicle sales revenue divided by the average vehicles in each period and then divided by the number of months in the period reported, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is appropriate so as not to affect the comparability of underlying trends. This metric is important to our management as it represents a measurement of revenue productivity relative to fleet capacity. The following tables reconcile our rental car segments' total rental revenues to our total revenue per unit per month (based on December 31, 2016 foreign currency exchange rates) for the periods shown:

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
($ in millions, except as noted)	2017	2016	2017	2016
Total rental revenue	$1,495	$1,566	$520	$499
Average vehicles	495,000	500,000	186,100	178,600
Total revenue per unit (in whole dollars)	$3,020	$3,132	$2,794	$2,794
Number of months in period	3	3	3	3
Total RPU (in whole dollars)	$1,007	$1,044	$931	$931

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2017	2016	2017	2016
Total rental revenue	$2,826	$2,953	$920	$913
Average vehicles	486,500	480,100	168,300	163,300
Total revenue per unit (in whole dollars)	$5,809	$6,151	$5,466	$5,591
Number of months in period	6	6	6	6
Total RPU (in whole dollars)	$968	$1,025	$911	$932

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

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
($ in millions, except as noted)	2017	2016	2017	2016
Depreciation of revenue earning vehicles and lease charges, net	$524	$417	$100	$98
Foreign currency adjustment	—	—	(4)	(8)
Adjusted depreciation of revenue earning vehicles and lease charges, net	$524	$417	$96	$90
Average vehicles	495,000	500,000	186,100	178,600
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by average vehicles (in whole dollars)	$1,059	$834	$516	$504
Number of months in period	3	3	3	3
Net depreciation per unit per month (in whole dollars)	$353	$278	$172	$168

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2017	2016	2017	2016
Depreciation of revenue earning vehicles and lease charges, net	$1,023	$836	$185	$184
Foreign currency adjustment	—	—	(6)	(12)
Adjusted depreciation of revenue earning vehicles and lease charges, net	$1,023	$836	$179	$172
Average vehicles	486,500	480,100	168,300	163,300
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by average vehicles (in whole dollars)	$2,103	$1,741	$1,064	$1,053
Number of months in period	6	6	6	6
Net depreciation per unit per month (in whole dollars)	$351	$290	$177	$176

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

As of June 30, 2017, we had $1.1 billion of cash and cash equivalents and $1.1 billion of restricted cash. Of these amounts as of June 30, 2017, $119 million of cash and cash equivalents and $49 million of restricted cash was held

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

Cash Flows - Hertz

As of June 30, 2017, Hertz had cash and cash equivalents of $1.1 billion, an increase of $325 million from $816 million as of December 31, 2016. The following table summarizes the net change in cash and cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2017	2016	$ Change
Cash provided by (used in):
Operating activities	$984	$1,014	$(30)
Investing activities	(2,904)	(1,929)	(975)
Financing activities	2,233	1,718	515
Effect of exchange rate changes	12	8	4
Net change in cash and cash equivalents	$325	$811	$(486)

During the six months ended June 30, 2017, there was a reduction of cash inflows of $62 million from net income excluding non-cash items, partially offset by a $32 million reduction in cash outflows from working capital accounts period over period. The change from working capital accounts is due primarily to a $91 million increase in cash related to non-vehicle accounts payable from customer prepayments for peak season vehicle rentals and an increase in payables related to our IT transformation programs. The above is partially offset by a $61 million decrease in cash related to accrued liabilities and prepaid expenses and other assets resulting from insurance and restructuring payments, other accrued liabilities and prepayments for advertising and IT services.

Our primary investing activities relate to the acquisition and disposals of revenue earning vehicles. Cash from the sale of revenue earning vehicles was down $952 million due to fewer program vehicles returned to the manufacturer year over year and overall lower sales prices, and was partially offset by a $178 million decrease in cash outflows for the purchase of revenue earning vehicles as the Company focused on managing its fleet size. Cash from equity method investments was down $179 million due to $9 million of proceeds received from the sale of CAR Inc. common stock during the six months ended June 30, 2017 compared to $233 million received in the prior year period, offset by a $45 million cash outflow in the prior period for the purchase of an equity method investment.

During the six months ended June 30, 2017, there was a $3.5 billion increase in net borrowings, partially offset by the $2.1 billion transfer from discontinued operations resulting from the Spin-Off which occurred during the six months ended June 30, 2016. Under the terms of the credit agreement governing the Senior Facilities, the use of proceeds from the issuance of the Senior Second Priority Secured Notes in June 2017 is limited to refinancing existing indebtedness and funding related expenses. As such, the remaining proceeds as of June 30, 2017 of approximately $834 million are classified as restricted cash and comprise the net change in restricted cash and cash equivalents, non-vehicle during the six months ended June 30, 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz Global

As of June 30, 2017, Hertz Global had cash and cash equivalents of $1.1 billion, an increase of $325 million from $816 million as of December 31, 2016. The following table summarizes the net change in cash and cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2017	2016	$ Change
Cash provided by (used in):
Operating activities	$982	$1,014	$(32)
Investing activities	(2,904)	(1,929)	(975)
Financing activities	2,235	1,718	517
Effect of exchange rate changes	12	8	4
Net change in cash and cash equivalents	$325	$811	$(486)

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global and cash outflows by Hertz Global for the purchase of treasury shares, of which there were none during the six months ended June 30, 2017 or 2016.

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

In June 2017, Hertz terminated $150 million of commitments under the Senior RCF, such that after giving effect to such termination the Senior RCF consists of a $1.55 billion senior secured revolving credit facility. Other financing transactions that occurred during the six months ended June 30, 2017 did not significantly change our overall liquidity. See Part I, Item 1, Note 7, "Debt," to the Notes to our condensed consolidated financial statements included in this Report ("Note 7") for information. Corporate liquidity (defined as unrestricted cash plus availability under the primary non-vehicle liquidity line of $1.1 billion and $9 million, respectively, at June 30, 2017 and $816 million and $1.1 billion, respectively, at December 31, 2016) declined to $1.2 billion at June 30, 2017 from $1.9 billion at December 31, 2016. The decline is primarily due to funding our operations and the acquisition of non-vehicle capital assets.

Cash paid for interest during the six months ended June 30, 2017 was $130 million for interest on vehicle debt and $128 million for interest on non-vehicle debt.

Approximately $1.6 billion of vehicle debt and $7 million of non-vehicle debt will mature during the twelve months following the issuance of this Report and the Company will need to refinance a portion of the debt. The Company has reviewed the maturing debt obligations and determined that it is probable that the Company will be able, and has the intent, to repay or refinance such obligations before the expiration of such facilities.

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

Covenants

The indentures for the Senior Notes and Senior Second Priority Secured Notes contain covenants that, among other things, limit or restrict the ability of the Hertz credit group to incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions to parent entities of Hertz and other persons outside of the Hertz credit group), make investments, create liens, transfer or sell assets, merge or consolidate, and enter into certain transactions with Hertz's affiliates that are not members of the Hertz credit group.

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

At June 30, 2017, Hertz was in compliance with the Covenant Leverage Ratio with a ratio of 2.56 to 1.00, as calculated in accordance with the Senior RCF Credit Agreement. Consolidated EBITDA, as defined in the Senior RCF Credit Agreement, is a component of the calculation of the Covenant Leverage Ratio and is a non-GAAP financial measure that is not a measure of operating results, but instead is a measure used to determine compliance with the Covenant Leverage Ratio under the Senior RCF Credit Agreement. Consolidated EBITDA is generally defined in the Senior RCF Credit Agreement as consolidated net income plus the sum of income taxes, non-vehicle interest expense, non-vehicle depreciation and amortization expense, and non-cash charges or losses, as further adjusted for certain other items permitted in calculating covenant compliance under the Senior RCF, including add backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves.

Based on available liquidity from our expected operating results, the Senior RCF and other financing arrangements, Hertz expects to continue to be in compliance with the Covenant Leverage Ratio for at least the next twelve months.

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

Capital Expenditures

Revenue Earning Vehicle Expenditures

The table below sets forth our revenue earning vehicle expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2017
First Quarter	$(2,862)	$1,960	$(902)
Second Quarter	(3,847)	1,875	(1,972)
Total	$(6,709)	$3,835	$(2,874)
2016
First Quarter	$(3,378)	$2,755	$(623)
Second Quarter	(3,509)	2,032	(1,477)
Total	$(6,887)	$4,787	$(2,100)

The table below sets forth net capital expenditures for revenue earning vehicles by segment for the periods shown:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2017	2016	$ Change	% Change
U.S. Rental Car	$(1,862)	$(1,309)	$(553)	42%
International Rental Car	(787)	(543)	(244)	45
All Other Operations	(225)	(248)	23	(9)
Total	$(2,874)	$(2,100)	$(774)	37

As further described in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," to the Notes to our condensed consolidated financial statements included in this Report, we revised our condensed consolidated statements of cash flows to decrease revenue earning vehicles expenditures and decrease proceeds from disposals of revenue earning vehicles by $22 million, of which $7 million is attributable to the first quarter of 2016, in the International segment and $359 million in the All Other Operations segment for the six months ended June 30, 2016. These revisions had no impact on net capital expenditures for revenue earning vehicles for the segments.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Assets, non-vehicle

The table below sets forth our capital asset expenditures, non-vehicle, and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Capital Assets, Non-Vehicle
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2017
First Quarter	$(54)	$7	$(47)
Second Quarter	(49)	4	(45)
Total	$(103)	$11	$(92)
2016
First Quarter	$(46)	$19	$(27)
Second Quarter	(26)	20	(6)
Total	$(72)	$39	$(33)

The table below sets forth capital asset expenditures, non-fleet, net of disposal proceeds, by segment for the periods shown:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2017	2016	$ Change	% Change
U.S. Rental Car	$(45)	$(17)	$(28)	165%
International Rental Car	(9)	(7)	(2)	29
All Other Operations	(3)	(2)	(1)	50
Corporate	(35)	(7)	(28)	400
Total	$(92)	$(33)	$(59)	179

CONTRACTUAL OBLIGATIONS

As of June 30, 2017, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2016 Form 10‑K. Changes to our aggregate indebtedness, including related interest and terms for new issuances, are described in Part I, Item 1, Note 7, "Debt," to the Notes to our condensed consolidated financial statements included in this Report.

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

United States of America. The preparation of the condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

Effective January 1, 2017, the Company’s board of directors adopted the 2017 EICP which provides for PSUs where the service inception date precedes the grant date. The fair value is based on the anticipated number of shares awarded and the quoted price of the Company’s shares at each reporting date up to the grant date. Compensation charges accumulate as a liability until the grant date, at which time the liability will be reclassified to equity. Additionally, under the 2016 Omnibus Plan, we issued PSAs with graded vesting where the compensation expense is recognized ratably over the requisite service period for each separately vesting tranche of the award. For details regarding the 2017 EICP and PSAs described above, refer to Part I, Item 1, Note 9 "Stock-Based Compensation," to the Notes to our condensed consolidated financial statements included in this Report.

There have been no other material changes to our critical accounting policies and estimates as disclosed in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," to the Notes to our condensed consolidated financial statements included in this Report on Form 10-Q under the caption Item 1, "Condensed Consolidated Financial Statements (Unaudited)" ("Note 2").

As disclosed in Note 2, the Company will adopt Topic 606 on January 1, 2018. The Company believes that the most significant impact relates to its accounting for reward points earned by customers under its loyalty programs. Upon adoption of Topic 606, each transaction which generates loyalty reward points will result in the deferral of revenue equivalent to the retail value of the redemption of the loyalty reward points. The associated revenue will be recognized at the time when the customer redeems the loyalty reward points. Under the current guidance, there is no revenue deferral and the Company records an expense associated with the incremental cost of providing the future rental at the time when the loyalty reward points are earned. The Company is in the process of quantifying the impact of deferring revenue associated with reward points upon adoption of Topic 606.

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

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in our 2016 Form 10-K and the following, which were derived in part from the risks set forth in "Item 1A—Risk Factors" of our 2016 Form 10-K:

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

•
our ability to meet the financial and other covenants contained in our Senior Facilities, our outstanding unsecured Senior Notes, our Senior Second Priority Secured Notes and certain asset-backed and asset-based arrangements;

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hertz Global and Hertz are exposed to a variety of market risks, including the effects of changes in interest rates (including credit spreads), foreign currency exchange rates and fluctuations in fuel prices. Hertz Global and Hertz manage their exposure to these market risks through their regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage Hertz Global and Hertz's exposure to counterparty nonperformance on such instruments.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Hertz Global

In the second quarter of 2017, Hertz Global identified a new 5 percent shareholder of its common stock that resulted in a change in control as that term is defined in Section 382 of the Internal Revenue Code. Due to the net unrealized built-in gains from its like-kind exchange programs, Hertz Global does not anticipate that this will have an impact on its taxes or that it will lose any of its net operating losses. Other than as described above, there have been no material changes to the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included in Hertz Global's 2016 Form 10‑K.

Hertz

There is no material change in the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included in Hertz's 2016 Form 10‑K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2016 Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, we have taken, and continue to take, the actions described below to remediate our existing material weaknesses, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Control Activities

Non-Fleet Procurement

To address the material weaknesses over the non-fleet procurement process untimely creation of purchase orders and improper receipting of goods management performed the following during the three months ended June 30, 2017: (1) established comprehensive and clear policies and procedures to govern requisitioning of goods and expenditure approval requirements, (ii) delivered supplemental trainings to all requisitioners with the objective of developing a thorough understanding of the Company’s requisitioner policies and review protocols and (iii) implemented monitoring controls of purchase orders created after invoice date and invoices on hold activity to ensure compliance with policies and procedures.

To address the material weakness over improper recording and submission of purchase card “Pcard” transactions by field operations, management performed the following during the three months ended June 30, 2017: (1) updated existing technology and expense reporting tools to assist in the review and approval of Pcard transactions, (2) delivered trainings on the new process for submitting Pcard transactions with receipts for approval and desktop procedures and (3) enhanced our Pcard approval review controls.

To address the material weakness over lack of approval of material vendor payments, management performed the following during the three months ended June 30, 2017: (1) updated existing technology to assist in the review and approval of material vendor payments, (2) established comprehensive and clear policies and procedures to govern expenditure approval requirements, training and (iii) enhanced our material vendor payment approval manual review controls.

Risk Assessment

Information Technology Systems

To address the material weakness associated with controls over IT, management performed the following during the three months ended June 30, 2017: (1) enhanced and implemented controls to monitor developers’ access to production and adequately capture, document and approve data changes and other IT related activities, (2) enhanced design and operation of control activities and procedures associated with user and administrator access to the affected IT system, including both preventative and detective control activities, (3) educated and re-trained control owners regarding risks,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES (CONTINUED)

controls and maintaining adequate evidence of review, (4) clarified and communicated appropriate roles and responsibilities for controls and systems for both IT and business users and (5) dedicated additional resources to administer IT general controls monitoring and promote compliance with policies, procedures and processes.

System-Generated Reports and Spreadsheets Related to Revenue Earning Vehicles Estimates

To address the material weakness associated with completeness and accuracy of system-generated reports and spreadsheets used in the accounting for estimates related to revenue earning vehicles, during the three months ended June 30, 2017, management identified the key assumptions and inputs of certain significant estimates, the data sources and designed procedures to validate the completeness and accuracy of the data extraction and transfer of data used in these estimates. Management is in process of completing the design and implementation of the controls.

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

As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section. Until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, the material weaknesses described in Item 9A of our 2016 Form 10-K will continue to exist.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2016 Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, we have taken, and continue to take, the actions described below to remediate our existing material weaknesses, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Control Activities

Non-Fleet Procurement

To address the material weaknesses over the non-fleet procurement process untimely creation of purchase orders and improper receipting of goods management performed the following during the three months ended June 30, 2017: (1) established comprehensive and clear policies and procedures to govern requisitioning of goods and expenditure approval requirements, (ii) delivered supplemental trainings to all requisitioners with the objective of developing a thorough understanding of the Company’s requisitioner policies and review protocols and (iii) implemented monitoring

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES (CONTINUED)

controls of purchase orders created after invoice date and invoices on hold activity to ensure compliance with policies and procedures.

To address the material weakness over improper recording and submission of purchase card “Pcard” transactions by field operations, management performed the following during the three months ended June 30, 2017: (1) updated existing technology and expense reporting tools to assist in the review and approval of Pcard transactions, (2) delivered trainings on the new process for submitting Pcard transactions with receipts for approval and desktop procedures and (3) enhanced our Pcard approval review controls.

To address the material weakness over lack of approval of material vendor payments, management performed the following during the three months ended June 30, 2017: (1) updated existing technology to assist in the review and approval of material vendor payments, (2) established comprehensive and clear policies and procedures to govern expenditure approval requirements, training and (iii) enhanced our material vendor payment approval manual review controls.

Risk Assessment

Information Technology Systems

To address the material weakness associated with controls over IT, management performed the following during the three months ended June 30, 2017: (1) enhanced and implemented controls to monitor developers’ access to production and adequately capture, document and approve data changes and other IT related activities, (2) enhanced design and operation of control activities and procedures associated with user and administrator access to the affected IT system, including both preventative and detective control activities, (3) educated and re-trained control owners regarding risks, controls and maintaining adequate evidence of review, (4) clarified and communicated appropriate roles and responsibilities for controls and systems for both IT and business users and (5) dedicated additional resources to administer IT general controls monitoring and promote compliance with policies, procedures and processes.

System-Generated Reports and Spreadsheets Related to Revenue Earning Vehicles Estimates

To address the material weakness associated with completeness and accuracy of system-generated reports and spreadsheets used in the accounting for estimates related to revenue earning vehicles, during the three months ended June 30, 2017, management identified the key assumptions and inputs of certain significant estimates, the data sources and designed procedures to validate the completeness and accuracy of the data extraction and transfer of data used in these estimates. Management is in process of completing the design and implementation of the controls.

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

As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section. Until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, the material weaknesses described in Item 9A of our 2016 Form 10-K will continue to exist.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
For a description of certain pending legal proceedings see Part I, Item 1, Note 13, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our condensed consolidated financial statements included in this Report.
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

Date:	August 8, 2017	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ THOMAS C. KENNEDY
Thomas C. Kennedy Senior Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description
4.16.1	Hertz Holdings Hertz
Indenture, dated as of June 6, 2017, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee and Note Collateral Agent, providing for the issuance of senior second priority secured notes in series.*

4.16.2	Hertz Holdings Hertz
First Supplemental Indenture, dated as of June 6, 2017, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.625% Senior Second Priority Secured Notes due 2022.*

4.16.3	Hertz Holdings Hertz
Collateral Agreement, dated as of June 6, 2017, made by The Hertz Corporation and certain of its subsidiaries from time to time party thereto, in favor of Wells Fargo Bank, National Association, as note collateral agent.*

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