Form 10-Q
period 2017-09-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2017-11-09
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

Indicate the number of shares outstanding as of the latest practicable date.

	Class	Shares Outstanding at	October 31, 2017
Hertz Global Holdings, Inc.	Common Stock, par value $0.01 per share	83,721,844
The Hertz Corporation	Common Stock, par value $0.01 per share	100 (100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$748	$816
Restricted cash and cash equivalents:
Vehicle	149	235
Non-vehicle	880	43
Total restricted cash and cash equivalents	1,029	278
Receivables:
Vehicle	578	546
Non-vehicle, net of allowance of $37 and $42, respectively	946	737
Total receivables, net	1,524	1,283
Prepaid expenses and other assets	519	578
Revenue earning vehicles:
Vehicles	15,553	13,655
Less accumulated depreciation	(3,177)	(2,837)
Total revenue earning vehicles, net	12,376	10,818
Property and equipment:
Land, buildings and leasehold improvements	1,211	1,165
Service equipment and other	750	724
Less accumulated depreciation	(1,130)	(1,031)
Total property and equipment, net	831	858
Other intangible assets, net	3,234	3,332
Goodwill	1,083	1,081
Assets held for sale	—	111
Total assets	$21,344	$19,155
LIABILITIES AND EQUITY
Accounts payable:
Vehicle	$204	$258
Non-vehicle	750	563
Total accounts payable	954	821
Accrued liabilities	1,022	980
Accrued taxes, net	177	165
Debt:
Vehicle	10,916	9,646
Non-vehicle	5,003	3,895
Total debt	15,919	13,541
Public liability and property damage	448	407
Deferred income taxes, net	1,958	2,149
Liabilities held for sale	—	17
Total liabilities	20,478	18,080
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 86 and 85 shares issued and 84 and 83 shares outstanding	1	1
Additional paid-in capital	2,237	2,227
Accumulated deficit	(1,122)	(882)
Accumulated other comprehensive income (loss)	(150)	(171)
	966	1,175
Treasury Stock, at cost, 2 shares and 2 shares	(100)	(100)
Total equity	866	1,075
Total liabilities and equity	$21,344	$19,155

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Worldwide vehicle rental	$2,413	$2,390	$6,240	$6,353
All other operations	159	152	473	441
Total revenues	2,572	2,542	6,713	6,794
Expenses:
Direct vehicle and operating	1,348	1,353	3,735	3,778
Depreciation of revenue earning vehicles and lease charges, net	700	695	2,144	1,940
Selling, general and administrative	217	227	661	685
Interest expense, net:
Vehicle	90	72	242	211
Non-vehicle	86	84	223	269
Total interest expense, net	176	156	465	480
Intangible asset impairments	—	—	86	—
Other (income) expense, net	(12)	3	19	(86)
Total expenses	2,429	2,434	7,110	6,797
Income (loss) from continuing operations before income taxes	143	108	(397)	(3)
Income tax (provision) benefit	(50)	(64)	108	(33)
Net income (loss) from continuing operations	93	44	(289)	(36)
Net income (loss) from discontinued operations	—	(2)	—	(15)
Net income (loss)	$93	$42	$(289)	$(51)

Weighted average shares outstanding:
Basic	83	84	83	85
Diluted	83	85	83	85

Earnings (loss) per share - basic and diluted:
Basic earnings (loss) per share from continuing operations	$1.12	$0.52	$(3.48)	$(0.42)
Basic earnings (loss) per share from discontinued operations	—	(0.02)	—	(0.18)
Basic earnings (loss) per share	$1.12	$0.50	$(3.48)	$(0.60)

Diluted earnings (loss) per share from continuing operations	$1.12	$0.52	$(3.48)	$(0.42)
Diluted earnings (loss) per share from discontinued operations	—	(0.03)	—	(0.18)
Diluted earnings (loss) per share	$1.12	$0.49	$(3.48)	$(0.60)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$93	$42	$(289)	$(51)
Other comprehensive income (loss):
Foreign currency translation adjustments	9	14	21	32
Unrealized holding gains (losses) on securities	—	3	—	11
Reclassification of realized gain on securities to other (income) expense	—	—	(3)	—
Reclassification of foreign currency items to other (income) expense, net	8	—	8	—
Net gain (loss) on defined benefit pension plans	(3)	—	(7)	(34)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	1	2	3	7
Total other comprehensive income (loss) before income taxes	15	19	22	16
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	—	—	—	14
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	—	(1)	(1)	(3)
Total other comprehensive income (loss)	15	18	21	27
Total comprehensive income (loss)	$108	$60	$(268)	$(24)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(289)	$(51)
Less: Net income (loss) from discontinued operations	—	(15)
Net income (loss) from continuing operations	(289)	(36)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	2,089	1,887
Depreciation and amortization, non-vehicle	182	195
Amortization and write-off of deferred financing costs	32	31
Amortization and write-off of debt discount (premium)	1	5
Loss on extinguishment of debt	8	40
Stock-based compensation charges	16	16
Provision for receivables allowance	28	35
Deferred income taxes, net	(138)	11
Impairment charges and asset write-downs	116	31
(Gain) loss on sale of shares in equity investment	(3)	(75)
(Gain) loss on sale of Brazil Operations	(6)	—
Other	(12)	—
Changes in assets and liabilities
Non-vehicle receivables	(184)	(171)
Prepaid expenses and other assets	(25)	(14)
Non-vehicle accounts payable	140	25
Accrued liabilities	(5)	16
Accrued taxes, net	9	23
Public liability and property damage	18	32
Net cash provided by (used in) operating activities	1,977	2,051
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	89	11
Net change in restricted cash and cash equivalents, non-vehicle	—	(2)
Revenue earning vehicles expenditures	(8,683)	(8,710)
Proceeds from disposal of revenue earning vehicles	5,285	6,420
Capital asset expenditures, non-vehicle	(124)	(99)
Proceeds from disposal of property and other equipment	18	53
Proceeds from sale of Brazil Operations, net of retained cash	94	—
Sales of shares in equity investment, net of amounts invested	9	188
Other	(4)	—
Net cash provided by (used in) investing activities	(3,316)	(2,139)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Net change in restricted cash and cash equivalents, non-vehicle	(833)	—
Proceeds from issuance of vehicle debt	6,907	7,665
Repayments of vehicle debt	(5,887)	(7,320)
Proceeds from issuance of non-vehicle debt	2,100	2,427
Repayments of non-vehicle debt	(986)	(3,684)
Purchase of treasury shares	—	(100)
Payment of financing costs	(43)	(73)
Early redemption premium payment	(5)	(13)
Transfers from discontinued entities	—	2,122
Other	(1)	10
Net cash provided by (used in) financing activities	1,252	1,034
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	19	10
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	(68)	956
Cash and cash equivalents at beginning of period	816	474
Cash and cash equivalents at end of period	$748	$1,430

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$—	$205
Cash flows provided by (used in) investing activities	—	(77)
Cash flows provided by (used in) financing activities	—	(97)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—	$31

Supplemental disclosures of cash flow information for continuing operations:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$212	$183
Non-vehicle	164	218
Income taxes, net of refunds	40	35
Supplemental disclosures of non-cash information for continuing operations:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities, net of incentives	$69	$138
Sales of revenue earning vehicles included in receivables	443	603
Purchases of non-vehicle capital assets included in accounts payable	49	15
Receivable on sale of Brazil Operations	13	—
Revenue earning vehicles and property and equipment acquired through capital lease	24	16

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$748	$816
Restricted cash and cash equivalents:
Vehicle	149	235
Non-vehicle	880	43
Total restricted cash and cash equivalents	1,029	278
Receivables:
Vehicle	578	546
Non-vehicle, net of allowance of $37 and $42, respectively	946	737
Total receivables, net	1,524	1,283
Prepaid expenses and other assets	519	578
Revenue earning vehicles:
Vehicles	15,553	13,655
Less accumulated depreciation	(3,177)	(2,837)
Total revenue earning vehicles, net	12,376	10,818
Property and equipment:
Land, buildings and leasehold improvements	1,211	1,165
Service equipment and other	750	724
Less accumulated depreciation	(1,130)	(1,031)
Total property and equipment, net	831	858
Other intangible assets, net	3,234	3,332
Goodwill	1,083	1,081
Assets held for sale	—	111
Total assets	$21,344	$19,155
LIABILITIES AND EQUITY
Accounts payable:
Vehicle	$204	$258
Non-vehicle	750	563
Total accounts payable	954	821
Accrued liabilities	1,022	980
Accrued taxes, net	177	165
Debt:
Vehicle	10,916	9,646
Non-vehicle	5,003	3,895
Total debt	15,919	13,541
Public liability and property damage	448	407
Deferred income taxes, net	1,959	2,149
Liabilities held for sale	—	17
Total liabilities	20,479	18,080
Commitments and contingencies
Equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,160	3,150
Due from affiliate	(41)	(37)
Accumulated deficit	(2,104)	(1,867)
Accumulated other comprehensive income (loss)	(150)	(171)
Total equity	865	1,075
Total liabilities and equity	$21,344	$19,155

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Worldwide vehicle rental	$2,413	$2,390	$6,240	$6,353
All other operations	159	152	473	441
Total revenues	2,572	2,542	6,713	6,794
Expenses:
Direct vehicle and operating	1,348	1,353	3,735	3,778
Depreciation of revenue earning vehicles and lease charges, net	700	695	2,144	1,940
Selling, general and administrative	217	227	661	685
Interest expense, net:
Vehicle	90	72	242	211
Non-vehicle	85	84	219	269
Total interest expense, net	175	156	461	480
Intangible asset impairments	—	—	86	—
Other (income) expense, net	(12)	3	19	(86)
Total expenses	2,428	2,434	7,106	6,797
Income (loss) from continuing operations before income taxes	144	108	(393)	(3)
Income tax (provision) benefit	(50)	(64)	107	(33)
Net income (loss) from continuing operations	94	44	(286)	(36)
Net income (loss) from discontinued operations	—	(2)	—	(13)
Net income (loss)	$94	$42	$(286)	$(49)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$94	$42	$(286)	$(49)
Other comprehensive income (loss):
Foreign currency translation adjustments	9	14	21	32
Unrealized holding gains (losses) on securities	—	3	—	11
Reclassification of realized gain on securities to other (income) expense	—	—	(3)	—
Reclassification of foreign currency items to other (income) expense, net	8	—	8	—
Net gain (loss) on defined benefit pension plans	(3)	—	(7)	(34)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	1	2	3	7
Total other comprehensive income (loss) before income taxes	15	19	22	16
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	—	—	—	14
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	—	(1)	(1)	(3)
Total other comprehensive income (loss)	15	18	21	27
Total comprehensive income (loss)	$109	$60	$(265)	$(22)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(286)	$(49)
Less: Net income (loss) from discontinued operations	—	(13)
Net income (loss) from continuing operations	(286)	(36)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	2,089	1,887
Depreciation and amortization, non-vehicle	182	195
Amortization and write-off of deferred financing costs	32	31
Amortization and write-off of debt discount (premium)	1	5
Loss on extinguishment of debt	8	40
Stock-based compensation charges	16	16
Provision for receivables allowance	28	35
Deferred income taxes, net	(137)	10
Impairment charges and asset write-downs	116	31
(Gain) loss on sale of shares in equity investment	(3)	(75)
(Gain) loss on sale of Brazil Operations	(6)	—
Other	(12)	1
Changes in assets and liabilities
Non-vehicle receivables	(184)	(171)
Prepaid expenses and other assets	(25)	(14)
Non-vehicle accounts payable	140	25
Accrued liabilities	(5)	16
Accrued taxes, net	9	23
Public liability and property damage	18	32
Net cash provided by (used in) operating activities	1,981	2,051
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	89	11
Net change in restricted cash and cash equivalents, non-vehicle	—	(2)
Revenue earning vehicles expenditures	(8,683)	(8,710)
Proceeds from disposal of revenue earning vehicles	5,285	6,420
Capital asset expenditures, non-vehicle	(124)	(99)
Proceeds from disposal of property and other equipment	18	53
Proceeds from sale of Brazil Operations, net of retained cash	94	—
Sales of shares in equity investment, net of amounts invested	9	188
Other	(4)	—
Net cash provided by (used in) investing activities	(3,316)	(2,139)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Net change in restricted cash and cash equivalents, non-vehicle	(833)	—
Proceeds from issuance of vehicle debt	6,907	7,665
Repayments of vehicle debt	(5,887)	(7,320)
Proceeds from issuance of non-vehicle debt	2,100	2,427
Repayments of non-vehicle debt	(986)	(3,684)
Payment of financing costs	(43)	(73)
Early redemption premium payment	(5)	(13)
Transfers from discontinued entities	—	2,122
Advances to Hertz Holdings	(4)	(100)
Other	(1)	10
Net cash provided by (used in) financing activities	1,248	1,034
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	19	10
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	(68)	956
Cash and cash equivalents at beginning of period	816	474
Cash and cash equivalents at end of period	$748	$1,430

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$—	$207
Cash flows provided by (used in) investing activities	—	(77)
Cash flows provided by (used in) financing activities	—	(94)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—	$36

Supplemental disclosures of cash flow information for continuing operations:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$212	$183
Non-vehicle	164	218
Income taxes, net of refunds	40	35
Supplemental disclosures of non-cash information for continuing operations:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities, net of incentives	$69	$138
Sales of revenue earning vehicles included in receivables	443	603
Purchases of non-vehicle capital assets included in accounts payable	49	15
Receivable on sale of Brazil Operations	13	—
Revenue earning vehicles and property and equipment acquired through capital lease	24	16
Non-cash dividend paid to affiliate	—	334

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

On June 30, 2016, former Hertz Global Holdings, Inc. (for periods on or prior to June 30, 2016, “Old Hertz Holdings” and for periods after June 30, 2016, “Herc Holdings”) completed a spin-off (the “Spin-Off”) of its global vehicle rental business through a dividend to stockholders of record of Old Hertz Holdings as of the close of business on June 22, 2016, the record date for the distribution, of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc. (“New Hertz”), which was re-named Hertz Global Holdings, Inc. in connection with the Spin-Off, on a one-to-five basis. New Hertz, or Hertz Global, is the “accounting successor” to Old Hertz Holdings. As such, the 2016 financial information of Hertz reflects the equipment rental business as a discontinued operation and the 2016 financial information of Hertz Global reflects the equipment rental business and certain parent legal entities as discontinued operations. See Note 3, "Discontinued Operations," for additional information. Unless noted otherwise, information disclosed in these notes to the consolidated financial statements pertain to the continuing operations of Hertz and Hertz Global.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Out Of Period Adjustments

The Company identified a misstatement in its prior period financial statements, related to the income tax provision, that it corrected in the second quarter of 2017. The cumulative impact of the adjustment was an increase in net loss of approximately $10 million. There was no impact to pre-tax loss from continuing operations. The misstatement relates to an error in the tax provision for U.S. income of a foreign equity investment transaction for fiscal year 2016. The Company considered both quantitative and qualitative factors in assessing the materiality of the item and determined that the misstatement was not material to any prior period and not material to the nine months ended September 30, 2017.

Correction of Errors

The Company identified classification errors within the investing section of the condensed consolidated statement of cash flows for the nine months ended September 30, 2016. One of the errors related to the Company's Donlen operations and was previously disclosed in the Company's 2016 Form 10‑K. The second error related to the Company's operations in Brazil and was previously disclosed in the Company's Form 10-Q for the quarterly period ended June 30, 2017.

The Company considered both quantitative and qualitative factors in assessing the materiality of the classification errors individually, and in the aggregate, and determined that the classification errors were not material and revised the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2016 accordingly. Correction of the errors decreased both revenue earning vehicles expenditures and proceeds from disposals of revenue earning vehicles by $540 million for the nine months ended September 30, 2016 and did not impact total operating, investing or financing cash flows. These revisions had no impact on the Company's condensed consolidated balance sheet at December 31, 2016 or its condensed consolidated statement of operations for the three and nine months ended September 30, 2016.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued guidance that addresses the treatment of certain transactions in statements of cash flows, with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified. These items include, but are not limited to, debt prepayment or debt extinguishment costs, proceeds from the settlement of life insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The Company adopted this guidance early, as permitted, on a retrospective basis, on January 1, 2017. Adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows.

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

Scope of Modification Accounting for Share-Based Payment Awards

In May 2017, the FASB issued guidance that amends the scope of modification accounting for share-based payment arrangements. The guidance describes the types of changes to the terms or conditions of share-based payment awards where modification accounting is required to be applied. Modification accounting is not required if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The Company adopted this guidance early, as permitted, on a prospective basis, in the second quarter of 2017. Adoption of this guidance did not impact the Company’s financial position, results of operations or cash flows.

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

Vehicle Rental Operations

The Company has concluded that revenue earned by operations for the rental of vehicles and from other forms of rental related activities, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, will be accounted for under Topic 606, effective January 1, 2018, until the adoption of the new lease guidance that replaces the existing lease guidance in U.S. GAAP, as described in more detail in the "Leases" disclosure below.

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

The Company believes that the most significant impact relates to its accounting for reward points earned by customers under its loyalty programs. Upon adoption of Topic 606, each transaction which generates reward points will result in the deferral of revenue equivalent to the retail value of the redemption of the loyalty reward points. The associated revenue will be recognized at the time the customer redeems the loyalty reward points. Under the current guidance, there is no revenue deferral and the Company records an expense associated with the incremental cost of providing the future rental at the time when the reward points are earned. The Company is in the process of quantifying the impact of adoption of Topic 606.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Fleet Leasing and Management Operations

The Company has concluded that revenue earned by operations for the leasing of vehicles and from other forms of rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset will be accounted for under the existing lease guidance until the adoption of the new lease guidance, as described in more detail in the "Leases" disclosure below. Administration fees and service revenue attributable to the Company's Donlen operations will not be materially impacted by adoption of Topic 606.

Leases

In February 2016, the FASB issued guidance that replaces the existing lease guidance in U.S. GAAP. The new guidance (Topic "842") establishes a right-of-use (“ROU”) model that requires a lessee to record on the balance sheet a ROU asset and corresponding lease liability based on the present value of future lease payments for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Topic 842 also expands the requirements for lessees to record leases embedded in other arrangements. Additionally, enhanced quantitative and qualitative disclosures surrounding leases are required which provide financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. Topic 842 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods with early adoption permitted. The Company intends to adopt this guidance, in accordance with the effective date, on January 1, 2019. A modified retrospective transition approach is required for both lessees and lessors for existing leases at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is still in the process of evaluating whether to avail itself of allowable practicable expedients during transition.

Lessee

Adoption of Topic 842 will result in a material increase in the Company's lease-related assets and liabilities on its balance sheet, primarily for leases of rental locations and other assets. Additionally, adoption of this guidance will impact the statement of cash flows with respect to the presentation of the Company's operating activities, but is not expected to impact its presentation of investing or financing activities. Adoption of Topic 842 is not expected to have a material impact on the Company’s results of operations. The Company has reached conclusions on key accounting assessments related to its leases and is performing an analysis of its lease portfolio to ensure proper application of the new guidance including implementation of internal controls over financial reporting.

Lessor

The Company has concluded that revenue earned by operations for the rental and leasing of vehicles and from other forms of rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset is within the scope of this guidance and that additional disclosures regarding lease revenue are required upon adoption. The Company is in the process of evaluating the breakdown of its vehicle rental revenues into lease and non-lease components. There is no impact to the nature, timing or recognition of rental lease revenue upon adoption of this guidance.

Restricted Cash

In November 2016, the FASB issued guidance that clarifies existing guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to include restricted cash and restricted cash equivalents in its cash and cash equivalents balances in the statement of cash flows. Under current guidance, the Company presents these transfers within the cash flows from investing and financing sections in its consolidated statements of cash flows. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods using a retrospective transition method. Adoption of this guidance will impact the reconciliation of the beginning-of-period and end-of-period total amounts shown on the Company's statement of cash flows. For the nine months ended September 30, 2017, the amount of cash and cash equivalents as presented on

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

the statement of cash flows will increase by $1.0 billion. Additionally, transfers between restricted and unrestricted cash will no longer be a component of the Company's investing or financing activities.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Results of Discontinued Operations - Hertz Global

The following table summarizes the results of the equipment rental business and certain parent legal entities which are presented as discontinued operations in 2016:

(In millions)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total revenues	$—	$677
Direct operating expenses	—	366
Depreciation of revenue earning equipment and lease charges, net	—	181
Selling, general and administrative	—	123
Interest expense, net(1)	—	17
Other (income) expense, net	—	(1)
Income (loss) from discontinued operations before income taxes	—	(9)
(Provision) benefit for taxes on discontinued operations	(2)	(6)
Net income (loss) from discontinued operations	$(2)	$(15)

(1)
In addition to interest expense directly associated with Herc Holdings, the Company allocated interest expense related to certain debt repaid in connection with the Spin-Off to discontinued operations. For the nine months ended September 30, 2016, the amount allocated was $5 million.

Results of Discontinued Operations - Hertz

The following table summarizes the results of the equipment rental business which is presented as discontinued operations in 2016:

(In millions)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total revenues	$—	$677
Direct operating expenses	—	366
Depreciation of revenue earning equipment and lease charges, net	—	181
Selling, general and administrative	—	124
Interest expense, net(1)	—	13
Other (income) expense, net	—	(1)
Income (loss) from discontinued operations before income taxes	—	(6)
(Provision) benefit for taxes on discontinued operations	(2)	(7)
Net income (loss) from discontinued operations	$(2)	$(13)

(1)
In addition to interest expense directly associated with Herc Holdings, the Company allocated interest expense related to certain debt repaid in connection with the Spin-Off to discontinued operations. For the nine months ended September 30, 2016, the amount allocated was $5 million.

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

Brazil Operations

During the fourth quarter of 2016, the Company, along with certain of its wholly owned subsidiaries, entered into a definitive stock purchase agreement to sell Car Rental Systems do Brasil Locação de Veiculos Ltd., a wholly owned subsidiary of the Company located in Brazil ("Brazil Operations"), to Localiza Fleet S.A. (“Localiza”), a corporation headquartered in Brazil. The Brazil Operations are reported in the Company's International Rental Car reporting segment. As a result of the then pending sale, the carrying values of the assets and liabilities being sold were written down to fair value less costs to sell, which resulted in an impairment charge of $18 million based upon the estimated agreed-upon sales price and the Brazil operations were classified as held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2016.

The carrying amounts of the major classes of assets and liabilities of the Brazil Operations as of December 31, 2016 were as follows:

(In millions)	December 31, 2016
ASSETS
Cash and cash equivalents	$1
Receivables, net	11
Prepaid expenses and other assets	5
Revenue earning vehicles, net	86
Property and equipment, net	1
Intangibles	1
Deferred income taxes, net	6
Assets held for sale	$111
LIABILITIES
Accounts payable	$11
Accrued liabilities	6
Liabilities held for sale	$17

In August 2017, the Company completed the sale of its Brazil Operations to Localiza and received proceeds of $115 million, of which $13 million was placed in escrow to secure certain indemnification obligations. The proceeds from the sale are subject to post-closing adjustments. As a result of the sale, the Company recorded a $6 million gain, net of the impact of foreign currency adjustments, which is included in other (income) expense, net in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2017. As part of the sale, both companies entered into referral and brand cooperation agreements to govern their ongoing relationship which have an initial term of twenty years with an option to extend for another twenty years. The alliance will also involve the exchange of knowledge in areas of technology, customer service and operational excellence.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 5—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	September 30, 2017	December 31, 2016
Revenue earning vehicles	$15,055	$13,287
Less: Accumulated depreciation	(3,036)	(2,678)
	12,019	10,609
Revenue earning vehicles held for sale, net	357	209
Revenue earning vehicles, net	$12,376	$10,818

The above amounts at December 31, 2016 exclude revenue earning vehicles of the Company's Brazil Operations which are included in assets held for sale in the accompanying condensed consolidated balance sheet at December 31, 2016. The Brazil Operations were sold in August 2017, as further described in Note 4, "Acquisitions and Divestitures".

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Depreciation of revenue earning vehicles	$636	$631	$1,902	$1,766
(Gain) loss on disposal of revenue earning vehicles(a)	43	44	187	121
Rents paid for vehicles leased	21	20	55	53
Depreciation of revenue earning vehicles and lease charges, net	$700	$695	$2,144	$1,940

(a)    (Gain) loss on disposal of revenue earning vehicles by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
U.S. Rental Car(i)	$43	$43	$187	$124
International Rental Car	—	1	—	(3)
Total	$43	$44	$187	$121

(i)
Includes costs associated with the Company's U.S. vehicle sales operations of $36 million and $27 million for the three months ended September 30, 2017 and 2016, respectively, and $99 million and $80 million, for the nine months ended September 30, 2017 and 2016, respectively.

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the vehicles. The impact of depreciation rate changes is as follows:

Increase (decrease)	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
U.S. Rental Car(a)	$6	$43	$68	$88
International Rental Car	4	1	5	3
Total	$10	$44	$73	$91

(a)
The depreciation rate changes in the U.S. Rental Car operations for the three and nine months ended September 30, 2017 include a decrease in depreciation expense of $15 million based on the review completed during the third quarter of 2017. The depreciation rate changes in the U.S. Rental Car operations for the three and nine months ended September 30, 2016 include a net increase in depreciation expense of $39 million based on the review completed during the third quarter of 2016.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 6—Goodwill and Intangible Assets

As a result of declines in revenue and profitability of the Company and a decline in the share price of Hertz Global's common stock, the Company tested the recoverability of its goodwill and indefinite-lived intangible assets as of June 30, 2017, as further described below. No events have occurred requiring the Company to test the recoverability of its goodwill and indefinite-lived intangible assets subsequent to its analysis at June 30, 2017. The Company will perform its annual impairment analysis of goodwill and indefinite-lived intangibles as of October 1, 2017 during the fourth quarter.

Goodwill

The Company performed a goodwill impairment analysis as of June 30, 2017 using the income approach, a measurement using level 3 inputs under the GAAP fair value hierarchy. In performing the impairment analysis, the Company leveraged long-term strategic plans, which are based on strategic initiatives for future profitability growth. The weighted average cost of capital used in the discounted cash flow model was calculated based upon the fair value of the Company's debt and stock price with a debt to equity ratio comparable to the vehicle rental car industry. The results of the Company's analysis indicated that the estimated fair value of each reporting unit was substantially in excess of its carrying value, therefore, the Company determined that its goodwill was not impaired.

Intangible Assets

The Company performed an impairment analysis as of June 30, 2017 of its indefinite-lived intangible assets using the relief from royalty method, a measurement using level 3 inputs under the GAAP fair value hierarchy. As a result of the analysis, the Company concluded that there was an impairment of the Dollar Thrifty tradename in its U.S. Rental Car segment and recorded a charge of $86 million. The impairment was largely due to a decrease in long-term revenue projections coupled with an increase in the weighted average cost of capital. Subsequent to recording the impairment charge, the carrying value of the Dollar Thrifty tradename was approximately $934 million, representing its estimated fair value. A change of 1 percentage point to the weighted average cost of capital assumption used in the impairment analysis would have impacted the impairment charge by approximately $80 million.

Note 7—Debt

The Company's debt, including its available credit facilities, consists of the following (in millions):

Facility	Weighted Average Interest Rate at September 30, 2017	Fixed or Floating Interest Rate	Maturity	September 30, 2017	December 31, 2016
Non-Vehicle Debt
Senior Term Loan	3.99%	Floating	6/2023	$691	$697
Senior RCF	4.49%	Floating	6/2021	120	—
Senior Notes(1)	6.22%	Fixed	4/2019–10/2024	2,950	3,200
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	1,250	—
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	1.96%	Fixed	Various	9	10
Unamortized Debt Issuance Costs and Net (Discount) Premium				(44)	(39)
Total Non-Vehicle Debt				5,003	3,895

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted Average Interest Rate at September 30, 2017	Fixed or Floating Interest Rate	Maturity	September 30, 2017	December 31, 2016
Vehicle Debt
HVF U.S. Vehicle Medium Term Notes
HVF Series 2010-1(2)	4.96%	Fixed	2/2018	96	115
HVF Series 2011-1(2)	N/A	N/A	N/A	—	115
HVF Series 2013-1(2)	1.91%	Fixed	8/2018	625	625
				721	855
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	2.61%	Floating	1/2019	2,024	1,844
HVF II Series 2013-B(2)	2.51%	Floating	1/2019	186	626
HVF II Series 2017-A(2)	N/A	Floating	10/2018	—	—
				2,210	2,470
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-2(2)	2.45%	Fixed	9/2018	265	250
HVF II Series 2015-3(2)	3.10%	Fixed	9/2020	371	350
HVF II Series 2016-1(2)	2.89%	Fixed	3/2019	466	439
HVF II Series 2016-2(2)	3.41%	Fixed	3/2021	595	561
HVF II Series 2016-3(2)	2.72%	Fixed	7/2019	424	400
HVF II Series 2016-4(2)	3.09%	Fixed	7/2021	424	400
HVF II Series 2017-1(2)	3.38%	Fixed	10/2020	450	—
HVF II Series 2017-2(2)	3.57%	Fixed	10/2022	350	—
				4,125	3,180
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	2.23%	Floating	9/2018	220	410
				220	410
HFLF Medium Term Notes
HFLF Series 2013-3(5)	N/A	N/A	N/A	—	96
HFLF Series 2014-1(5)	2.55%	Floating	10/2017-12/2017	49	148
HFLF Series 2015-1(5)	1.98%	Floating	10/2017-8/2019	173	248
HFLF Series 2016-1(5)	2.45%	Both	10/2017-5/2020	355	385
HFLF Series 2017-1(5)	2.24%	Both	6/2018-5/2020	500	—
				1,077	877

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted Average Interest Rate at September 30, 2017	Fixed or Floating Interest Rate	Maturity	September 30, 2017	December 31, 2016
Other Vehicle Debt
U.S. Vehicle RCF(3)	3.59%	Floating	6/2021	198	193
European Revolving Credit Facility	2.75%	Floating	1/2019	294	147
European Vehicle Notes(4)	4.29%	Fixed	1/2019–10/2021	763	677
European Securitization(2)	1.55%	Floating	10/2018	520	312
Canadian Securitization(2)	2.35%	Floating	1/2019	281	162
Australian Securitization(2)	3.11%	Floating	7/2018	133	117
New Zealand RCF	4.28%	Floating	9/2018	35	41
Capitalized Leases	2.78%	Floating	10/2017–12/2021	385	244
				2,609	1,893
Unamortized Debt Issuance Costs and Net (Discount) Premium				(46)	(39)
Total Vehicle Debt				10,916	9,646
Total Debt				$15,919	$13,541
N/A - Not Applicable

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth on the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	September 30, 2017	December 31, 2016
4.25% Senior Notes due April 2018	$—	$250
6.75% Senior Notes due April 2019	450	450
5.875% Senior Notes due October 2020	700	700
7.375% Senior Notes due January 2021	500	500
6.25% Senior Notes due October 2022	500	500
5.50% Senior Notes due October 2024	800	800
	$2,950	$3,200

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

(4)
References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly-owned subsidiary of Hertz organized under the laws of The Netherlands (“HHN BV”), unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.17 to 1 and 1.04 to 1 as of September 30, 2017 and December 31, 2016, respectively) set forth on the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicles Notes	September 30, 2017	December 31, 2016
4.375% Senior Notes due January 2019 (€425 million aggregate principal amount)	$499	$443
4.125% Senior Notes due October 2021 (€225 million aggregate principal amount)	264	234
	$763	$677

(5)
In the case of the Hertz Fleet Lease Funding LP ("HFLF") Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. The initial maturity date referenced for each series of HFLF Medium Term Notes represents the end of the revolving period for such series, at which time the related notes begin to amortize monthly by an amount equal to the lease collections payable to that series. To the extent the revolving period already has ended, the initial maturity date reflected is October 2017. The second maturity date referenced for each series of HFLF Medium Term Notes represents the date by which

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz and the investors in the related series expect such series of notes to be repaid in full, which is based upon various assumptions made at the time of pricing of such notes, including the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases.  Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date”. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight line amortization of the related notes from the initial maturity date through the expected final maturity date.

In June 2017, the Company redeemed all $250 million of its outstanding 4.25% Senior Notes due April 2018 and terminated $150 million of commitments under the senior secured revolving credit facility ("Senior RCF"), as further described below, and recorded $8 million of charges for early redemption premiums and the write off of deferred financing costs.

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

As of September 30, 2017, approximately $2.1 billion of vehicle debt and $16 million of non-vehicle debt was due to mature between October 1, 2017 and September 30, 2018 and the Company was in compliance with its financial maintenance covenant under the Senior RCF, see "Covenant Compliance" below.

In November 2017, the Company amended its Senior Facilities (as defined below), terminated $383 million of commitments under the Senior RCF, entered into a standalone $400 million letter of credit facility (the “Letter of Credit Facility”), extended the maturities of several vehicle debt facilities and provided an irrevocable notice to the holders of its $450 million in aggregate principal amount of outstanding 6.75% Senior Notes due 2019 (the “2019 Notes”) of its election to redeem in full all of the outstanding 2019 Notes and deposited funds with the trustee under the indenture governing the 2019 Notes to effect such redemption on the redemption date, as further described in Note 19, "Subsequent Events." The amendment to the Senior Facilities, together with the aforementioned commitment reductions under the Senior RCF, created immediate debt incurrence capacity of $542 million under the $2.4 billion credit facilities basket contained in the Senior Facilities as long as such debt incurred is, among other things, junior to the Company’s first-lien debt. If the Company elects to utilize such capacity, the proceeds from such newly incurred debt would not be required to be used to refinance debt and may be used for working capital, capital expenditures and other purposes of the Company and its subsidiaries. To the extent the Company elects to utilize the Letter of Credit Facility for letters of credit issued, or relating to liabilities or obligations incurred, in the ordinary course of business, the Company would further increase such debt incurrence capacity, and the proceeds of any debt that the Company elects to incur utilizing such additional capacity would also be available for working capital, capital expenditures and other purposes of the Company and its subsidiaries. Availability under the Letter of Credit Facility is limited to an amount equal to the amount of commitments terminated under the Senior RCF. Subsequent to the completion of the aforementioned transactions in November 2017, approximately $1.7 billion of vehicle debt and $23 million of non-vehicle debt is due to mature prior to September 30, 2018. The Company has reviewed its debt facilities that will mature within this timeframe and determined that it is probable that the Company will be able, and has the intent, to refinance these facilities at such times as the Company determines appropriate prior to their maturities.

Non-Vehicle Debt

Senior Facilities

In June 2017, Hertz terminated $150 million of commitments under the Senior RCF, such that after giving effect to such termination the Senior RCF consists of a $1.55 billion senior secured revolving credit facility.

In February 2017, certain terms of the credit agreement governing the $700 million senior secured term facility (the "Senior Term Loan") and the Senior RCF (together with the Senior Term Loan, the "Senior Facilities") were amended with the consent of the required lenders under such credit agreement. The amendment, among other things, (i) amended the terms of the financial maintenance covenant for the Senior RCF to test, when applicable, Hertz’s consolidated first lien net leverage ratio in lieu of Hertz’s consolidated total net corporate leverage ratio, (ii) provided that Hertz shall not

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

make dividends and certain restricted payments unless a leverage ratio test is satisfied, (iii) added a new covenant restricting the incurrence of certain corporate indebtedness, (iv) capped the amount of unrestricted cash that may be netted for purposes of calculating the consolidated first lien net leverage ratio at $500 million unless a specified consolidated total gross corporate leverage ratio is met for a specified period and (v) amended certain financial definitions relating to the foregoing.

Senior Notes

In June 2017, Hertz redeemed all $250 million of its outstanding 4.25% Senior Notes due April 2018 (the "April 2018 Notes").

Senior Second Priority Secured Notes

In June 2017, Hertz issued $1.25 billion in aggregate principal amount of 7.625% Senior Second Priority Secured Notes due 2022 (the "Senior Second Priority Secured Notes"), the proceeds of which are restricted under the terms of the credit agreement governing the Senior Facilities, primarily related to the repayment of indebtedness. In June 2017, the Company utilized approximately $266 million of the proceeds to pay the outstanding principal and early redemption premium in connection with the redemption of the April 2018 Notes and fees and expenses in connection with the issuance of the Senior Second Priority Secured Notes. In June 2017, the Company also exercised its right to reduce the amount of available commitments under its Senior RCF by $150 million. As of September 30, 2017, approximately $833 million in proceeds remained from the issuance of the Senior Second Priority Secured Notes and is included in restricted cash and cash equivalents, non-vehicle in the accompanying condensed consolidated balance sheet.

Vehicle Debt

HVF II U.S. Vehicle Variable Funding Notes

HVF II Series 2017-A Notes: In May 2017, Hertz Vehicle Financing II LP, a bankruptcy remote, indirect, wholly owned, special purpose subsidiary of Hertz ("HVF II") issued the Series 2017-A Variable Funding Rental Car Asset Backed Notes (the “HVF II Series 2017-A Notes”) with an aggregate maximum principal amount of $500 million and a maturity date of October 2018.

HVF II Series 2013 Notes: In February 2017, HVF II extended the maturities of the HVF II Series 2013-A Notes and the HVF II Series 2013-B (the "HVF II Series 2013 Notes") Notes from October 2017 to January 2019. In April 2017, HVF II increased the commitments of the HVF II Series 2013 Notes by $250 million. In June 2017, HVF II transitioned approximately $300 million of commitments available under the HVF II Series 2013-B Notes to the HVF Series 2013-A Notes. After giving effect to the above transactions, the aggregate maximum principal amount of the HVF II Series 2013-A Notes and HVF II 2013-B Notes was approximately $3.4 billion and $291 million, respectively. In September 2017, the net proceeds from the issuance of the HVF II Series 2017-1 Notes and HVF II Series 2017-2 Notes (as defined below) were used to repay $770 million of the outstanding principal amount of the HVF II Series 2013-A Notes.

HVF II U.S. Vehicle Medium Term Notes

HVF II Series 2017-1 Notes and HVF II Series 2017-2 Notes: In September 2017, HVF II issued the Series 2017-1 Rental Car Asset Backed Notes, Class A, Class B, Class C, and Class D (collectively, the "HVF II Series 2017-1 Notes") and the Series 2017-2 Rental Car Asset Backed Notes, Class A, Class B, Class C, and Class D (collectively, the "HVF II Series 2017-2 Notes") in an aggregate principal amount of $820 million. There is subordination within the HVF II Series 2017-1 Notes and the HVF II Series 2017-2 Notes based on class. An affiliate of HVF II purchased the HVF II Series 2017-2 Class D Notes and as a result, approximately $20 million of the aggregate principal amount is eliminated in consolidation. Net proceeds from the issuance of the HVF II Series 2017-1 and HVF II Series 2017-2 Notes were used to reduce amounts outstanding under the HVF II Series 2013-A Notes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

HVF II Various Series Class D Notes: In August 2017, Hertz sold the below notes, which it had acquired at the time of the respective HVF II initial offerings and which were previously eliminated in consolidation, to third parties. The interest terms and the maturity of the notes sold remained consistent with the terms per the respective initial offerings. The Class D Notes are subordinate to the Class A Notes, the Class B Notes and the Class C Notes of their respective series.

(In millions)	Aggregate Principal Amount
HVF II Series 2015-2 Class D Notes	$15
HVF II Series 2015-3 Class D Notes	21
HVF II Series 2016-1 Class D Notes	27
HVF II Series 2016-2 Class D Notes	34
HVF II Series 2016-3 Class D Notes	24
HVF II Series 2016-4 Class D Notes	24
Total	$145

HFLF Medium Term Notes

HFLF Series 2016-1 Notes: In May 2017, Hertz sold approximately $15 million of the HFLF Series 2016-1 Class E Notes, which it had acquired at the time of the initial offering in April 2016 and which were previously eliminated in consolidation, to third parties. The interest terms and the maturity of the notes sold remained consistent with the terms per the initial offering. The HFLF Series 2016-1 Class E Notes are subordinate to the Class A Notes, the Class B Notes, the Class C and the Class D Notes of the series.

HFLF Series 2017-1 Notes: In April 2017, HFLF, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Donlen, issued the Series 2017-1 Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the “HFLF Series 2017-1 Notes”) in an aggregate principal amount of $500 million. There is subordination within the HFLF Series 2017-1 Notes based on class. The HFLF Series 2017-1 Notes are fixed rate, except for the Class A-1 Notes which are floating rate and carry an interest rate based upon a spread to one-month LIBOR. The proceeds of this issuance, together with available cash, were used to reduce amounts outstanding under the HFLF Series 2013-2 Notes.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

See also Note 19, "Subsequent Events " regarding financing transactions occurring subsequent to September 30, 2017.

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

The following facilities were available to the Company as of September 30, 2017, and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$644	$644
Total Non-Vehicle Debt	644	644
Vehicle Debt
U.S. Vehicle RCF	2	2
HVF II U.S. Vehicle Variable Funding Notes	1,955	—
HFLF Variable Funding Notes	280	5
European Revolving Credit Facility	—	—
European Securitization	20	—
Canadian Securitization	—	—
Australian Securitization	63	1
Capitalized Leases	—	—
New Zealand RCF	8	—
Total Vehicle Debt	2,328	8
Total	$2,972	$652

Letters of Credit

As of September 30, 2017, there were outstanding standby letters of credit totaling $799 million. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount $786 million was issued under the Senior RCF. As of September 30, 2017, none of the letters of credit have been drawn upon.

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

These special purpose entities are consolidated variable interest entities, of which the Company is the primary beneficiary, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. As of September 30, 2017 and December 31, 2016, its International Vehicle Financing No. 1 B.V., International Vehicle Financing No. 2 B.V. and HA Funding Pty, Ltd. variable interest entities had total assets of $775 million and $454 million, respectively, primarily comprised of loans receivable and revenue earning vehicles, and total liabilities of $775 million and $454 million, respectively, primarily comprised of debt.

Covenant Compliance

In February 2017, Hertz amended the terms of the financial maintenance covenant contained in the Senior RCF to test, when applicable, Hertz’s consolidated first lien net leverage ratio. The amended financial covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreement governing the Senior RCF, as of the last day of any fiscal quarter (the "Covenant Leverage Ratio"), may not exceed the ratios indicated below:

Fiscal Quarter(s) Ending	Maximum Ratio
September 30, 2017	3.25	to	1.00
December 31, 2017 and each March 31, June 30, September 30 and December 31 ending thereafter	3.00	to	1.00

At September 30, 2017, Hertz was in compliance with the Covenant Leverage Ratio.

Note 8—Employee Retirement Benefits

The following tables sets forth the net periodic pension expense:

	Pension Benefits
	U.S.		Non-U.S.
	Three Months Ended September 30,
(In millions)	2017	2016	2017	2016
Components of Net Periodic Benefit Cost:
Service cost	$1	$1	$—	$—
Interest cost	5	5	2	2
Expected return on plan assets	(7)	(7)	(3)	(3)
Net amortizations	1	2	—	—
Net periodic pension expense (benefit)	$—	$1	$(1)	$(1)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Pension Benefits
	U.S.		Non-U.S.
	Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Components of Net Periodic Benefit Cost:
Service cost	$1	$2	$1	$1
Interest cost	16	16	5	6
Expected return on plan assets	(20)	(21)	(8)	(9)
Net amortizations	3	6	1	—
Settlement loss	1	1	—	—
Net periodic pension expense (benefit)	$1	$4	$(1)	$(2)

Note 9—Stock-Based Compensation

The non-cash stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is recorded at the Hertz level.

Effective January 1, 2017, the Company's board of directors adopted the 2017 Executive Incentive Compensation Plan ("2017 EICP"). The provisions of the plan provide for the pay out of any bonus earned in either cash or performance stock units ("PSUs") for certain groups of employees. The decision regarding the form of payout will be made after the bonus has been earned and as such, the grant date of the PSUs is not established until vested. The potential PSU awards will be based on a monetary amount equivalent to a percentage of employees’ salaries that will be based on the achievement of specific performance metrics in 2017. The specific monetary amount will be calculated at the time of grant. The PSUs are intended to be granted in place of cash bonus awards and, therefore, qualify as equity awards. Compensation cost for these awards is recognized over the requisite service period based on the fair value of the award at the end of each reporting period. The Company calculates the anticipated number of awards to be granted based on the bonus dollars expected to be earned divided by the stock price as of the reporting date. The anticipated awards are used to estimate the compensation expense as of the reporting date. Compensation charges will accumulate as a liability until the grant date, at which time the liability will be reclassified to equity. During the three and nine months ended September 30, 2017, the Company recognized approximately $1 million and $5 million, respectively, of stock-based compensation expense associated with the 2017 EICP. The Company expects approximately 274,000 shares will be granted in connection with this program based on the Company’s stock price as of September 30, 2017.

Under the Hertz Global Holdings, Inc. 2016 Omnibus Incentive Plan, (the "2016 Omnibus Plan"), during the nine months ended September 30, 2017, Hertz Global granted 573,432 non-qualified stock options to certain executives and employees at a weighted average grant date fair value of $9.33 as determined using the Black Scholes option pricing model; 621,910 restricted stock units ("RSUs") at a weighted average grant date fair value of $19.20; 423,052 PSUs at a weighted average grant date fair value of $22.08 and 664,643 performance stock awards ("PSAs") at a weighted average grant date fair value of $22.19, with vesting terms of three to five years. None of the PSUs associated with the 2017 EICP plan are included in the grant amounts above. During the three and nine months ended September 30, 2017, the Company recognized approximately $3 million and $11 million, respectively, of stock-based compensation expense associated with the 2016 Omnibus Plan.

A summary of the total compensation expense and associated income tax benefits recognized under all plans, including the cost of stock options, RSUs, PSUs and PSAs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Compensation expense	$4	$5	$16	$16
Income tax benefit	(2)	(2)	(6)	(6)
Total	$2	$3	$10	$10

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

As of September 30, 2017, there was $23 million of total unrecognized compensation cost related to non-vested stock options, RSUs, PSUs and PSAs granted by Hertz Global under all plans. The total unrecognized compensation cost is expected to be recognized over the remaining 1.6 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Note 10—Restructuring

The Company continuously evaluates its workforce, product offerings and operations to determine when headcount reductions, business process re-engineering, asset impairments or outsourcing arrangements are necessary. There were no significant restructuring programs initiated during the three and nine months ended September 30, 2017.

Restructuring charges for the periods shown are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
By Type:
Termination benefits	$—	$7	$3	$23
Impairments and asset write-downs	—	28	—	31
Facility closure and lease obligation costs	—	2	—	7
Other	—	—	—	1
Total	$—	$37	$3	$62

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
By Caption:
Direct vehicle and operating	$—	$29	$—	$38
Selling, general and administrative	—	8	3	24
Total	$—	$37	$3	$62

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
By Segment:
U.S. Rental Car	$—	$30	$1	$51
International Rental Car	—	3	1	7
Corporate	—	4	1	4
Total	$—	$37	$3	$62

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table sets forth the activity during the nine months ended September 30, 2017 affecting the restructuring accrual, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The Company expects to pay the remaining restructuring obligations relating to termination benefits within the next two years. Other is primarily comprised of future lease obligations which will be paid over the remaining term of the applicable leases.

(In millions)	Termination Benefits	Other	Total
Balance as of December 31, 2016	$13	$14	$27
Charges incurred	3	—	3
Cash payments	(8)	(3)	(11)
Other non-cash changes	1	—	1
Balance as of September 30, 2017	$9	$11	$20

Note 11—Tangible Asset Impairments and Asset Write-downs

In the third quarter of 2016, the Company performed an impairment assessment of certain assets used in its U.S. Rental Car segment in connection with a restructuring program resulting in an impairment charge of $26 million which is included in direct vehicle and operating expense in the accompanying consolidated statements of operations.

Note 12—Income Tax (Provision) Benefit

Hertz Global

The effective tax rate for the three months ended September 30, 2017 and 2016 was (35)% and (59)%, respectively. The effective tax rate for the nine months ended September 30, 2017 and 2016 was 27% and (1,100)%, respectively.

The Company recorded a tax provision of $50 million for the three months ended September 30, 2017, compared to $64 million for the three months ended September 30, 2016. The decrease was the result of composition of earnings and lower worldwide pre-tax income, and other discrete items in the period.

The Company recorded a tax benefit of $108 million for the nine months ended September 30, 2017, compared to a provision of $33 million for the nine months ended September 30, 2016. The change was the result of composition of earnings and lower worldwide pre-tax income, and discrete items in the period, including the impact of the adoption of Employee Share-Based Payment Accounting guidance effective January 1, 2017 and the out of period adjustment recorded in second quarter of 2017, both of which are discussed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements".

Hertz

The effective tax rate for the three months ended September 30, 2017 and 2016 was (35)% and (59)%, respectively. The effective tax rate for the nine months ended September 30, 2017 and 2016 was 27% and (1,100)%, respectively.

The Company recorded a tax provision of $50 million for the three months ended September 30, 2017, compared to $64 million for the three months ended September 30, 2016. The decrease was the result of composition of earnings and lower worldwide pre-tax income, and other discrete items in the period.

The Company recorded a tax benefit of $107 million for the nine months ended September 30, 2017, compared to a provision of $33 million for the nine months ended September 30, 2016. The change was the result of composition of earnings and lower worldwide pre-tax income, and discrete items in the period, including the impact of the adoption of Employee Share-Based Payment Accounting guidance effective January 1, 2017 and the out of period adjustment recorded in second quarter of 2017, both of which are discussed in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements".

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

The following table summarizes the ending balances of the Company's cash equivalents and investments:

	September 30, 2017				December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$38	$260	$—	$298	$213	$393	$—	$606
Equity and other securities	—	—	—	—	9	—	—	9
Total	$38	$260	$—	$298	$222	$393	$—	$615

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of September 30, 2017		As of December 31, 2016
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-vehicle Debt	$5,047	$4,962	$3,934	$3,791
Vehicle Debt	10,962	10,946	9,685	9,670
Total	$16,009	$15,908	$13,619	$13,461

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

					Fair Value (Income)/Loss Adjustment
(In millions)	Fair Value	Level 1	Level 2	Level 3	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Brazil Operations	$115	$—	$115	$—	$(6)	$(6)
Equity method investments	$8	$—	$—	$8	$(4)	$26
Intangible assets	$934	$—	$—	$934	$—	$86

Brazil Operations

The Company measured the assets and liabilities of its Brazil Operations at fair value as of March 31, 2017 and June 30, 2017, while held for sale, and recorded a gain of $4 million and a loss of $4 million, respectively. The Brazil Operations were sold in August 2017 and the Company recorded a pre-tax gain of $6 million as further described in Note 4, "Acquisitions and Divestitures."

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

In April 2016, the Company paid approximately $45 million for an equity method investment. In March 2017, the Company determined it had an other than temporary loss in value of its investment and recorded an impairment charge of $30 million which is included in other (income) expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2017. In September 2017, the investee was dissolved which resulted in a return of capital to the Company and a pre-tax gain of $4 million, which is included in other (income) expense, net in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2017. The amounts noted in the table above were attributable to the Company's Corporate operations and were therefore not recorded in the Company's operating segments.

Intangible Assets

In June 2017, the Company recorded impairment charges for the Dollar Thrifty tradename as further described in Note 6, "Goodwill and Intangible Assets".

Note 14—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated on the accompanying condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At September 30, 2017 and December 31, 2016, the Company's liability recorded for public liability and property damage matters was $448 million and $407 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings and governmental investigations. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party to during the nine months ended September 30, 2017 or the period after September 30, 2017, but before the filing of this Report on Form 10‑Q.

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

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Old Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Old Hertz Holdings’ motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint within 30 days of the order. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period such that it was not alleged to have commenced until May 18, 2013 and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey, and Old Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Old Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint on or before August 22, 2015. On August 21, 2015, plaintiff filed a third amended complaint. The third amended complaint included additional allegations, named additional current and former officers as defendants and expanded the putative class period such that it was alleged to span from February 14, 2013 to July 16, 2015. On November 4, 2015, Old Hertz Holdings filed its motion to dismiss. Thereafter, a motion was made by plaintiff to add a new plaintiff, because of challenges to the standing of the first plaintiff. The court granted plaintiffs leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Old Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint in its entirety with prejudice on March 24, 2016, and plaintiff filed its opposition to same on May 6, 2016. On June 13, 2016, Old Hertz Holdings and the individual defendants filed their reply briefs in support of their motions to dismiss. The matter is now fully briefed. On April 28, 2017, the court issued an order wherein Old Hertz Holdings' and the individual defendants' motions to dismiss were granted and the plaintiffs’ fourth amended complaint to add a new plaintiff was dismissed with prejudice (the “Order”). On May 30, 2017, the plaintiffs filed a Notice of Appeal with the U. S. Court of Appeals for the Third Circuit. The Third Circuit has now released a partial briefing schedule for this appeal with the plaintiffs' Opening Brief expected to be filed on or before November 29, 2017.

Ryanair - In July 2015, Ryanair Ltd. ("Ryanair") filed a complaint against Hertz Europe Limited, a subsidiary of the Company, in the High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Courts of Justice of the United Kingdom alleging breach of contract in connection with Hertz Europe Limited’s termination of its vehicle hire agreement with Ryanair following a contractual dispute with respect to Ryanair’s agreement to begin using third party ticket distributors. The complaint seeks damages, interest and costs, together with attorney fees. The Company believes that it has valid and meritorious defenses and, to that end, it has filed a Defense and Counterclaim. In addition, there have been detailed and intensive exchanges of documents by both parties and taking and exchanging of Witness Statements. The Court has decided to postpone the next hearing date to March/April 2018. In the meantime, the parties participated in a mediation in late July 2017

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

which resulted in no resolution being reached by the parties. The Company has established a reserve for the matter which is not material.

The Company intends to assert that it has meritorious defenses in the foregoing matters and the Company intends to defend itself vigorously.

Governmental Investigations - In June 2014, the Company was advised by the staff of the New York Regional Office of the Securities and Exchange Commission (“SEC”) that it is investigating the events disclosed in certain of the Company’s filings with the SEC. In addition, in December 2014 a state securities regulator requested information - an investigation that has since closed - and starting in June 2016 the Company has had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. The investigations and communications generally involve the restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014, as filed with the SEC on July 16, 2015 (the “Old Hertz Holdings 2014 10-K”) and related accounting for prior periods. The Company has and intends to continue to cooperate with all requests related to the foregoing. Due to the stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. Among other matters, the restatements included in the Old Hertz Holdings 2014 Form 10-K addressed a variety of accounting matters involving the Company’s Brazil vehicle rental operations.

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

In addition to the matters described above, the Company maintains an internal compliance program through which it from time to time identifies other potential violations of laws and regulations applicable to the Company. When the Company identifies such matters, the Company conducts an internal investigation and otherwise cooperates with governmental authorities, as appropriate.

The Company has established reserves for matters where the Company believes that losses are probable and can be reasonably estimated. Other than the aggregate reserve established for claims for public liability and property damage, none of those reserves are material. For matters, including certain of those described above, where the Company has not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. These matters are subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

exceed the amount accrued in an amount that could be material to the accompanying consolidated financial condition, results of operations or cash flows in any particular reporting period.

Indemnification Obligations

In the ordinary course of business, the Company has executed contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Specifically, the Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. In addition, Hertz entered into customary indemnification agreements with Hertz Holdings and certain of the Company's stockholders and their affiliates pursuant to which Hertz Holdings and Hertz will indemnify those entities and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of such entities and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. The Company has entered into customary indemnification agreements with each of its directors and certain of its officers. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third party claim. In connection with the Spin-Off, the Company executed an agreement with Herc Holdings that contains mutual indemnification clauses and a customary indemnification provision with respect to liability arising out of or resulting from assumed legal matters. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and have accrued for expected losses that are probable and estimable.

Note 15—Related Party Transactions

Agreements with the Icahn Group

In the normal course of business, the Company purchases goods and services and leases property from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack. During the three and nine months ended September 30, 2017, the Company purchased approximately $3 million and $8 million, respectively, worth of goods and services from these related parties.

Transactions between Hertz Holdings and Hertz

On June 30, 2016, Hertz signed a master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2017 (the "Old Master Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin.

In June 2017, upon expiration of the Old Master Loan, Hertz signed a new master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2018 (the "Master Loan" and together with the Old Master Loan, the "Loan") where amounts outstanding under the Old Master Loan were transferred to the Master Loan. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of September 30, 2017 and December 31, 2016, there was $106 million and $102 million, respectively outstanding under the Loan representing advances and any accrued but unpaid interest.

As of both periods ended September 30, 2017 and December 31, 2016, Hertz has a due to affiliate in the amount of $65 million which represents its tax related liability to Hertz Holdings.

The above amounts are included in equity in the accompanying condensed consolidated balance sheets of Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 16—Earnings (Loss) Per Share - Hertz Global

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

As described in Note 9, "Stock-Based Compensation", the Company adopted the 2017 EICP on January 1, 2017. PSU awards issued under the 2017 EICP will be included in the denominator of diluted earnings (loss) per share when the required minimum threshold to receive the awards is met. There are no PSU awards issued under the 2017 EICP included in the computation of diluted earnings (loss) per share during the three and nine months ended September 30, 2017.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) from continuing operations	$93	$44	$(289)	$(36)
Net income (loss) from discontinued operations	—	(2)	—	(15)
Net income (loss), basic	$93	$42	$(289)	$(51)
Denominator:
Basic weighted average common shares	83	84	83	85
Dilutive stock options, RSUs, PSUs and PSAs	—	1	—	—
Weighted average shares used to calculate diluted earnings per share	83	85	83	85
Antidilutive stock options, RSUs, PSUs and PSAs	3	1	3	2
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$1.12	$0.52	$(3.48)	$(0.42)
Basic earnings (loss) per share from discontinued operations	—	(0.02)	—	(0.18)
Basic earnings (loss) per share	$1.12	$0.50	$(3.48)	$(0.60)

Diluted earnings (loss) per share from continuing operations	$1.12	$0.52	$(3.48)	$(0.42)
Diluted earnings (loss) per share from discontinued operations	—	(0.03)	—	(0.18)
Diluted earnings (loss) per share	$1.12	$0.49	$(3.48)	$(0.60)

Note 17—Segment Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Revenues
U.S. Rental Car	$1,685	$1,707	$4,557	$4,697
International Rental Car	728	683	1,683	1,656
All Other Operations	159	152	473	441
Total Hertz Global and Hertz	$2,572	$2,542	$6,713	$6,794
Depreciation of revenue earning vehicles and lease charges, net
U.S. Rental Car	$455	$462	$1,478	$1,298
International Rental Car	126	116	311	300
All Other Operations	119	117	355	342
Total Hertz Global and Hertz	$700	$695	$2,144	$1,940
Adjusted pre-tax income (loss)(a)
U.S. Rental Car	$158	$173	$5	$312
International Rental Car	147	142	200	179
All Other Operations	20	19	59	53
Corporate	(137)	(122)	(371)	(385)
Total Hertz Global	188	212	(107)	159
Corporate - Hertz	1	—	4	—
Total Hertz	$189	$212	$(103)	$159

(In millions)	September 30, 2017	December 31, 2016
Total Assets
U.S. Rental Car	$13,000	$12,876
International Rental Car	4,706	3,578
All other operations	1,629	1,612
Corporate	2,009	1,089
Total Hertz Global and Hertz	$21,344	$19,155

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

Reconciliation of adjusted pre-tax income (loss) by segment to consolidated amounts are summarized below.

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Adjusted pre-tax income (loss):
U.S. Rental Car	$158	$173	$5	$312
International Rental Car	147	142	200	179
All Other Operations	20	19	59	53
Total reportable segments	325	334	264	544
Corporate(1)	(137)	(122)	(371)	(385)
Adjusted pre-tax income (loss)	188	212	(107)	159
Adjustments:
Acquisition accounting(2)	(15)	(16)	(47)	(49)
Debt-related charges(3)	(12)	(11)	(33)	(36)
Loss on extinguishment of debt(4)	—	(20)	(8)	(40)
Restructuring and restructuring related charges(5)	(2)	(11)	(14)	(41)
Sale of CAR Inc. common stock(6)	—	—	3	75
Impairment charges and asset write-downs(7)	—	(28)	(116)	(31)
Finance and information technology transformation costs(8)	(15)	(14)	(55)	(40)
Other(9)	(1)	(4)	(20)	—
Income (loss) before income taxes	$143	$108	$(397)	$(3)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Adjusted pre-tax income (loss):
U.S. Rental Car	$158	$173	$5	$312
International Rental Car	147	142	200	179
All Other Operations	20	19	59	53
Total reportable segments	325	334	264	544
Corporate(1)	(136)	(122)	(367)	(385)
Adjusted pre-tax income (loss)	189	212	(103)	159
Adjustments:
Acquisition accounting(2)	(15)	(16)	(47)	(49)
Debt-related charges(3)	(12)	(11)	(33)	(36)
Loss on extinguishment of debt(4)	—	(20)	(8)	(40)
Restructuring and restructuring related charges(5)	(2)	(11)	(14)	(41)
Sale of CAR Inc. common stock(6)	—	—	3	75
Impairment charges and asset write-downs(7)	—	(28)	(116)	(31)
Finance and information technology transformation costs(8)	(15)	(14)	(55)	(40)
Other(9)	(1)	(4)	(20)	—
Income (loss) before income taxes	$144	$108	$(393)	$(3)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and equipment relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(4)
In 2017, represents $6 million of early redemption premium and write-off of deferred financing costs associated with the redemption of the outstanding 4.25% Senior Notes due April 2018 and a $2 million write-off of deferred financing costs associated with the termination of commitments under the Senior RCF incurred during the second quarter. In 2016, primarily represents the second quarter write-off of $18 million in deferred financing costs as a result of paying off the Senior Term Facility and various vehicle debt refinancings, as well as the third quarter early redemption premium of $13 million and write-off of $5 million in deferred financing costs associated with the redemption of all of the 7.50% Senior Notes.

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

(7)
In 2017, primarily represents a second quarter $86 million impairment of the Dollar Thrifty tradename and a first quarter impairment of $30 million related to an equity method investment. In 2016, primarily represents the third quarter impairment of certain tangible assets used in the U.S. RAC segment in conjunction with a restructuring program.

(8)
Represents external costs associated with the Company’s finance and information technology transformation programs, both of which are multi-year initiatives that commenced in 2016 to upgrade and modernize the Company’s systems and processes.

(9)
Represents miscellaneous, non-recurring and other non-cash items. In 2017, includes a $6 million gain on the sale of the Company's Brazil Operations and a return of capital from an equity method investment resulting in a $4 million gain, offset by net expenses of $13 million associated with the impact of the hurricanes in the third quarter. Also includes second quarter charges of $5 million relating to PLPD as a result of a terrorist event. For 2016, includes a $9 million settlement gain recorded in the first quarter from an eminent domain case related to one of the Company's airport locations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 18—Guarantor and Non-Guarantor Condensed Consolidating Financial Information - Hertz

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2017 and December 31, 2016, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016 and the Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Senior Notes issued by the Parent ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Senior Notes issued by the Parent ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) Hertz on a consolidated basis.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$456	$13	$279	$—	$748
Restricted cash and cash equivalents	877	4	148	—	1,029
Receivables, net of allowance	388	159	977	—	1,524
Due from affiliates	3,337	4,447	9,187	(16,971)	—
Prepaid expenses and other assets	5,541	76	229	(5,327)	519
Revenue earning vehicles, net	286	8	12,082	—	12,376
Property and equipment, net	625	63	143	—	831
Investment in subsidiaries, net	6,262	732	—	(6,994)	—
Other intangible assets, net	126	3,097	11	—	3,234
Goodwill	102	943	38	—	1,083
Total assets	$18,000	$9,542	$23,094	$(29,292)	$21,344
LIABILITIES AND EQUITY
Due to affiliates	$10,692	$2,088	$4,191	$(16,971)	$—
Accounts payable	409	123	422	—	954
Accrued liabilities	570	78	374	—	1,022
Accrued taxes, net	91	22	3,352	(3,288)	177
Debt	5,200	—	10,719	—	15,919
Public liability and property damage	173	45	230	—	448
Deferred income taxes, net	—	2,120	1,878	(2,039)	1,959
Total liabilities	17,135	4,476	21,166	(22,298)	20,479
Equity:
Stockholder's equity	865	5,066	1,928	(6,994)	865
Total liabilities and equity	$18,000	$9,542	$23,094	$(29,292)	$21,344

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,296	$394	$1,861	$(979)	$2,572
Expenses:
Direct vehicle and operating	772	188	388	—	1,348
Depreciation of revenue earning vehicles and lease charges, net	826	98	669	(893)	700
Selling, general and administrative	151	9	57	—	217
Interest expense, net	108	(26)	93	—	175
Intangible asset impairments	—	—	—	—	—
Other (income) expense, net	(4)	—	(8)	—	(12)
Total expenses	1,853	269	1,199	(893)	2,428
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(557)	125	662	(86)	144
Income tax (provision) benefit	188	(43)	(195)	—	(50)
Equity in earnings (losses) of subsidiaries, net of tax	463	37	—	(500)	—
Net income (loss) from continuing operations	94	119	467	(586)	94
Net income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	94	119	467	(586)	94
Other comprehensive income (loss), net of tax	15	4	14	(18)	15
Comprehensive income (loss)	$109	$123	$481	$(604)	$109

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,273	$425	$1,872	$(1,028)	$2,542
Expenses:
Direct vehicle and operating	782	206	365	—	1,353
Depreciation of revenue earning vehicles and lease charges, net	871	192	660	(1,028)	695
Selling, general and administrative	153	12	62	—	227
Interest expense, net	103	(17)	70	—	156
Other (income) expense, net	3	—	—	—	3
Total expenses	1,912	393	1,157	(1,028)	2,434
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(639)	32	715	—	108
Income tax (provision) benefit	416	(26)	(454)	—	(64)
Equity in earnings (losses) of subsidiaries, net of tax	265	117	—	(382)	—
Net income (loss) from continuing operations	42	123	261	(382)	44
Net income (loss) from discontinued operations	—	(2)	—	—	(2)
Net income (loss)	42	121	261	(382)	42
Other comprehensive income (loss), net of tax	18	—	16	(16)	18
Comprehensive income (loss)	$60	$121	$277	$(398)	$60

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$3,516	$1,055	$5,109	$(2,967)	$6,713
Expenses:
Direct vehicle and operating	2,201	538	996	—	3,735
Depreciation of revenue earning vehicles and lease charges, net	2,587	313	2,004	(2,760)	2,144
Selling, general and administrative	457	28	176	—	661
Interest expense, net	290	(73)	244	—	461
Intangible asset impairments	—	86	—	—	86
Other (income) expense, net	30	—	(11)	—	19
Total expenses	5,565	892	3,409	(2,760)	7,106
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(2,049)	163	1,700	(207)	(393)
Income tax (provision) benefit	760	(57)	(596)	—	107
Equity in earnings (losses) of subsidiaries, net of tax	1,003	100	—	(1,103)	—
Net income (loss) from continuing operations	(286)	206	1,104	(1,310)	(286)
Net income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	(286)	206	1,104	(1,310)	(286)
Other comprehensive income (loss), net of tax	21	6	19	(25)	21
Comprehensive income (loss)	$(265)	$212	$1,123	$(1,335)	$(265)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$3,532	$1,150	$4,803	$(2,691)	$6,794
Expenses:
Direct vehicle and operating	2,200	587	992	(1)	3,778
Depreciation of revenue earning vehicles and lease charges, net	2,252	540	1,836	(2,688)	1,940
Selling, general and administrative	456	36	195	(2)	685
Interest expense, net	310	(39)	209	—	480
Other (income) expense, net	4	(10)	(80)	—	(86)
Total expenses	5,222	1,114	3,152	(2,691)	6,797
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(1,690)	36	1,651	—	(3)
Income tax (provision) benefit	831	(28)	(836)	—	(33)
Equity in earnings (losses) of subsidiaries, net of tax	810	317	—	(1,127)	—
Net income (loss) from continuing operations	(49)	325	815	(1,127)	(36)
Net income (loss) from discontinued operations	—	(3)	(10)	—	(13)
Net income (loss)	(49)	322	805	(1,127)	(49)
Other comprehensive income (loss), net of tax	27	(5)	45	(40)	27
Comprehensive income (loss)	$(22)	$317	$850	$(1,167)	$(22)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(80)	$17	$3,255	$(1,211)	$1,981
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	9	1	79	—	89
Revenue earning vehicles expenditures	(195)	(5)	(8,483)	—	(8,683)
Proceeds from disposal of revenue earning vehicles	123	—	5,162	—	5,285
Capital asset expenditures, non-vehicle	(82)	(8)	(34)	—	(124)
Proceeds from disposal of property and other equipment	7	—	11	—	18
Proceeds from sale of Brazil Operations, net of retained cash	—	—	94	—	94
Sales of shares in equity investment	—	—	9	—	9
Other	—	—	(4)	—	(4)
Capital contributions to subsidiaries	(2,224)	—	—	2,224	—
Return of capital from subsidiaries	2,263	—	—	(2,263)	—
Loan to Parent/Guarantor from Non-Guarantor	—	—	80	(80)	—
Net cash provided by (used in) investing activities	(99)	(12)	(3,086)	(119)	(3,316)
Cash flows from financing activities:
Net change in restricted cash and cash equivalents, non-vehicle	(833)	—	—	—	(833)
Proceeds from issuance of vehicle debt	1,133	—	5,774	—	6,907
Repayments of vehicle debt	(1,129)	—	(4,758)	—	(5,887)
Proceeds from issuance of non-vehicle debt	2,100	—	—	—	2,100
Repayments of non-vehicle debt	(986)	—	—	—	(986)
Payment of financing costs	(18)	(4)	(21)	—	(43)
Early redemption premium payment	(5)	—	—	—	(5)
Advances to Hertz Holdings	(4)	—	—	—	(4)
Other	(1)	—	—	—	(1)
Capital contributions received from parent	—	—	2,224	(2,224)	—
Payment of dividends and return of capital	—	—	(3,474)	3,474	—
Loan to Parent/Guarantor from Non-Guarantor	(80)	—	—	80	—
Net cash provided by (used in) financing activities	177	(4)	(255)	1,330	1,248
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	19	—	19
Net increase (decrease) in cash and cash equivalents during the period	(2)	1	(67)	—	(68)
Cash and cash equivalents at beginning of period	458	12	346	—	816
Cash and cash equivalents at end of period	$456	$13	$279	$—	$748

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities from continuing operations	$(2,129)	$61	$4,838	$(719)	$2,051
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	(36)	—	47	—	11
Net change in restricted cash and cash equivalents, non-vehicle	—	—	(2)	—	(2)
Revenue earning vehicles expenditures	(285)	(51)	(8,374)	—	(8,710)
Proceeds from disposal of revenue earning vehicles	219	—	6,201	—	6,420
Capital asset expenditures, non-vehicle	(56)	(13)	(30)	—	(99)
Proceeds from disposal of property and other equipment	29	2	22	—	53
Sales of shares in equity investment, net of amounts invested	(45)	—	233	—	188
Capital contributions to subsidiaries	(1,260)	—	—	1,260	—
Return of capital from subsidiaries	2,516	—	—	(2,516)	—
Loan to Parent/Guarantor from Non-Guarantor	—	—	(973)	973	—
Net cash provided by (used in) investing activities from continuing operations	1,082	(62)	(2,876)	(283)	(2,139)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	442	—	7,223	—	7,665
Repayments of vehicle debt	(433)	—	(6,887)	—	(7,320)
Proceeds from issuance of non-vehicle debt	2,427	—	—	—	2,427
Repayments of non-vehicle debt	(3,684)	—	—	—	(3,684)
Payment of financing costs	(45)	(3)	(25)	—	(73)
Early redemption premium payment	(13)	—	—	—	(13)
Transfers from discontinued entities	2,122	—	—	—	2,122
Advances to Hertz Holdings	(100)	—	—	—	(100)
Other	10	—	—	—	10
Capital contributions received from parent	—	—	1,260	(1,260)	—
Payment of dividends and return of capital	(1)	—	(3,234)	3,235	—
Loan to Parent/Guarantor from Non-Guarantor	973	—	—	(973)	—
Net cash provided by (used in) financing activities from continuing operations	1,698	(3)	(1,663)	1,002	1,034
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	—	—	10	—	10
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	651	(4)	309	—	956
Cash and cash equivalents at beginning of period	179	17	278	—	474
Cash and cash equivalents at end of period	$830	$13	$587	$—	$1,430

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$—	$59	$148	$—	$207
Cash flows provided by (used in) investing activities	—	(75)	(2)	—	(77)
Cash flows provided by (used in) financing activities	—	44	(138)	—	(94)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—	$28	$8	$—	$36

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 19—Subsequent Events

Non-vehicle debt

Senior Facilities

In October 2017, Hertz repaid $120 million of borrowings outstanding under the Senior RCF, and after giving effect to such repayment, the Senior RCF was undrawn.

On November 2, 2017, Hertz entered into an agreement amending certain terms of the credit agreement governing its Senior Facilities. The amendment, among other things, (i) amends a covenant to restrict the incurrence of certain non-vehicle indebtedness and to permit the incurrence of additional junior indebtedness to the extent the amount outstanding under the Senior Facilities is less than $2.4 billion, (ii) provides that Hertz shall not make certain dividends and certain restricted payments unless a leverage ratio test is satisfied, (iii) amends the amortization of the Senior Term Loan such that it will amortize, payable in equal quarterly installments, in annual amounts equal to 2% per annum of the original principal amount of the term loans until the maturity date, and (v) amends certain definitions relating to the foregoing. The amendment also provides that Hertz may enter into the Letter of Credit Facility, which Hertz executed simultaneously with the amendment.

In addition, concurrently with the execution of the amendment described above, Hertz exercised its right to permanently reduce the amount of available commitments under the Senior RCF by $383 million, such that after giving effect to such reduction the Senior RCF consists of a $1.167 billion senior secured revolving credit facility.

Senior Notes

On November 3, 2017, Hertz provided an unconditional notice of full redemption to the holders of its $450 million in aggregate principal amount of outstanding 6.75% Senior Notes due 2019. The redemption price for the 2019 Notes will be equal to 100% of the principal amount of the 2019 Notes, plus accrued but unpaid interest thereon to the date of redemption. Hertz has deposited funds with the trustee of the 2019 Notes to effect such redemption. The redemption date is December 3, 2017.

Letter of Credit Facility

On November 2, 2017, Hertz entered into a letter of credit agreement with respect to a new standalone letter of credit facility. At Hertz’s option and subject to certain conditions, Hertz may request the issuing banks party to the Letter of Credit Facility to issue letters of credit for itself and on behalf of certain of Hertz’s domestic subsidiaries. The Letter of Credit Facility consists of $400 million of commitments from the issuing banks party thereto. Availability under the Letter of Credit Facility will be limited to an amount equal to the amount of commitments terminated under the Senior RCF. The Letter of Credit Facility will mature on June 30, 2021. As of November 2, 2017, there was no availability under the Letter of Credit Facility and no letters of credit were issued thereunder on such date.

Senior Second Priority Secured Notes

Hertz has utilized all $833 million of the remaining net proceeds from the June 2017 issuance of the Senior Second Priority Secured Notes that it was holding as restricted cash to reduce commitments under the Senior RCF and to effect the redemption of the 2019 Notes as described above.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Vehicle debt

HVF II U.S. Vehicle Variable Funding Notes
On November 2, 2017, HVF II entered into various amendment agreements pursuant to which certain terms of the HVF II Series 2013-A Notes and the HVF II Series 2013-B Notes were amended. The amendments, among other things, extended the maturities of $3.415 billion aggregate maximum principal amount available under the HVF II Series 2013-A Notes and HVF II Series 2013-B Notes from January 2019 to March 2020.
European Revolving Credit Facility

On November 2, 2017, HHN BV amended the European Revolving Credit Facility to extend the maturity of €153 million aggregate maximum borrowings available under the European Revolving Credit Facility from January 2019 to March 2020. An additional €82 million aggregate maximum borrowings available under the European Revolving Credit Facility, which are not subject to the maturity extension described above, will mature in January 2019.

HFLF Variable Funding Notes

On November 2, 2017, HFLF amended the HFLF Series 2013-2 Notes to extend the end of the revolving period of $500 million aggregate maximum borrowings available under the HFLF Series 2013-2 Notes from September 2018 to March 2020.

Canadian Securitization

On November 2, 2017, Funding LP amended the Canadian Securitization to extend the maturity of CAD$350 million aggregate maximum borrowings available under the Canadian Securitization from January 2019 to March 2020.

Capitalized Leases - UK Leveraged Financing

On November 2, 2017, the U.K. Leveraged Financing was amended to extend the maturity of £213 million aggregate maximum available borrowings from January 2019 to March 2020. An additional £37 million aggregate maximum available borrowings, which are not subject to the maturity extension described above, will mature in January 2019.

European Securitization

On November 2, 2017, the European Securitization was amended to extend the maturity of €345 million aggregate maximum available borrowings from October 2018 to March 2020. An additional €115 million aggregate maximum available borrowings, which are not subject to the maturity extension described above, will mature in October 2018.

Australian Securitization

On November 2, 2017, HA Fleet Pty, Limited, an indirect, wholly-owned, special purpose subsidiary of Hertz, amended the Australian Securitization to extend the maturity of AUD$250 million aggregate maximum available borrowings from July 2018 to March 2020.

New Zealand Revolving Credit Facility

On November 1, 2017, Hertz New Zealand Holdings Limited, an indirect wholly-owned subsidiary of Hertz, amended the New Zealand Revolving Credit Facility to extend the maturity of NZD$60 million from September 2018 to March 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hertz Global Holdings, Inc. (together with its consolidated subsidiaries, "Hertz Global" or the "Company") is a holding company and its principal, wholly-owned subsidiary is The Hertz Corporation (together with its consolidated subsidiaries, "Hertz"). As Hertz Global consolidates Hertz for financial statement purposes, disclosures that relate to activities of Hertz also apply to Hertz Global, unless otherwise noted. Hertz comprises approximately the entire balance of Hertz Global's assets, liabilities and operating cash flows. In addition, Hertz's operating revenues and operating expenses comprise nearly 100% of Hertz Global's revenues and operating expenses. As such, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") that follows for Hertz also applies to Hertz Global in all material respects and differences between the operations and results of Hertz and Hertz Global are separately disclosed and explained. We sometimes use the words "we", "our," "us," and the "Company" in this MD&A for disclosures that relate to all of Hertz and Hertz Global.

Management’s discussion and analysis ("MD&A") should be read in conjunction with the MD&A presented in our 2016 Form 10‑K and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report on Form 10-Q for the quarterly period ended September 30, 2017 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including vehicle depreciation and various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

Fleet

We periodically review and adjust the mix between program and non-program vehicles in our fleet in an effort to optimize the mix of vehicles. Program vehicles generally provide us with flexibility to increase or reduce the size of our fleet based on economic demand. When we increase the percentage of program vehicles, the average age of our fleet decreases since the average holding period for program vehicles is shorter than for non-program vehicles. We dispose of our non-program vehicles via auction, dealer-direct and our retail locations. Non-program vehicles disposed of through our retail outlets allow us the opportunity for ancillary revenue, such as warranty and financing and title fees. We adjust the ratio of program and non-program vehicles in our fleet as needed based on contract negotiations and the economic environment pertaining to our industry.

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

2017 Operating Overview

The following provides an overview of our business and financial performance and key factors influencing our results:

•
Total revenues for U.S. RAC for the third quarter of 2017 decreased by 1% compared to 2016 driven by a 4% decrease in transaction days, partially offset by a 2% increase in Total RPD. Total revenues for U.S. RAC for the nine months of 2017 decreased by 3% as compared to the nine months of 2016 driven by a 1% decline in Total RPD and a 3% decrease in transaction days;

•
Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC decreased 2% to $455 million from $462 million for the third quarter of 2017 versus 2016 and increased 14% to $1.5 billion from $1.3 billion for the nine months of 2017 versus 2016. Net depreciation per unit per month in U.S. RAC increased 1% to $306 from $304 for the third quarter of 2017 versus 2016 and increased 14% to $336 from $295 for the nine months of 2017 versus 2016.

•
Total revenues for International RAC increased 7% for the third quarter of 2017 versus 2016. Excluding the impact of foreign currency exchange rates, total revenues for International RAC increased $17 million, or 2% for the third quarter 2017 versus 2016, driven by a 5% increase in transaction days, partially offset by a 2% decrease in Total RPD. Total revenues for International RAC increased 2% for the nine months of 2017 versus 2016. Excluding the impact of foreign currency exchange rates, total revenues for International RAC increased $23 million, or 1% for the nine months of 2017 versus 2016, driven by a 4% increase in transaction days, partially offset by a 3% decrease in Total RPD;

•
Depreciation of revenue earning vehicles and lease charges, net for International RAC increased 9% to $126 million from $116 million for the third quarter of 2017 versus 2016 and excluding the $5 million impact of foreign currency exchange rates, increased $5 million or 4%. For the nine months of 2017 versus 2016, depreciation of revenue earning vehicles and lease charges, net increased 4% to $311 million from $300 million and excluding the $1 million impact of foreign currency exchange rates, increased $12 million or 4%. Net depreciation per unit per month for International RAC decreased 1% to $177 from $178 for the third quarter of 2017 versus 2016 and increased 1% to $177 from $176 for the nine months of 2017 versus 2016;

•
International RAC's public liability and property damage (“PLPD”) expense decreased $5 million in the third quarter of 2017 versus 2016 and decreased $25 million during the nine months of 2017 versus 2016. The decrease in the third quarter of 2017 was a result of utilizing a third party insurance carrier in a certain country. The decrease in the nine months ended September 30, 2017 was primarily related to $20 million of charges recorded in the second quarter of 2016 resulting from adverse experience and case development of historical claims and decreased expense in 2017 from utilizing a third party insurance carrier in a certain country, partially offset by a $5 million accrual for PLPD related to a terrorist event in the second quarter of 2017;

•
Recorded $28 million of net impairments and asset write-downs in the third quarter of 2016 with no comparable charges in the third quarter of 2017. Recorded $116 million of impairment charges during the nine months of 2017 resulting from the $86 million impairment of the Dollar Thrifty tradename and a $30 million impairment of an equity method investment recorded in the second and first quarter, respectively, compared to $31 million of net impairments and asset write-downs during the nine months of 2016;

•
Recorded $15 million and $55 million during the third quarter and nine months of 2017, respectively, in expenses associated with our finance and information technology transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company's systems and processes, compared to $14 million and $40 million during the third quarter and nine months of 2016, respectively;

•
During the third quarter of 2017, we incurred approximately $13 million of hurricane related expenses, primarily comprised of transportation and damage costs, which is net of expected insurance recoveries. We estimate

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

that the hurricanes negatively impacted revenue by approximately $15 million due to the loss of revenue from business interruption.

•
During the third quarter of 2017, we completed the sale of our Brazil Operations to Localiza, received proceeds of $115 million, of which $13 million was placed in escrow to secure certain indemnification obligations, and recorded a pre-tax gain of $6 million.

•
During the nine months of 2017, we sold approximately 9 million shares of common stock of CAR Inc., a publicly traded company on the Hong Kong Stock Exchange, for net proceeds of approximately $9 million, recognizing a pre-tax gain of $3 million in the first quarter. During the nine months of 2016, we sold 204 million shares of common stock of CAR Inc. for net proceeds of approximately $233 million, recognizing a pre-tax gain of $75 million. There were no sales of common stock of CAR Inc. in the third quarter of 2017 or 2016;

•
During the third quarter of 2017, we issued $800 million of HVF II Series 2017-1 and 2017-2 Rental Car Asset Backed Notes to third parties utilizing approximately $770 million of the proceeds to decrease near term maturities of the HVF II Series 2013-A Notes. In addition, during the nine months of 2017 we issued $1.25 billion in aggregate principal amount of 7.625% Senior Second Priority Secured Notes due 2022, utilizing a portion of the proceeds to decrease near term debt maturities by approximately $250 million resulting from the redemption of the 4.25% Senior Notes due April 2018 and to terminate $150 million of commitments under the Senior RCF. Also, during the nine months of 2017 we issued $500 million in aggregate principal of HFLF Series 2017-1 Rental Car Asset Backed Notes and $500 million aggregate principal of HVF II Series 2017-A Rental Car Asset Backed Notes; and

•
Recorded $8 million of charges for early redemption premiums and write off of deferred financing costs for the nine months of 2017 as a result of redeeming the 4.25% Senior Notes due April 2018 and terminating commitments under the Senior RCF. For the nine months of 2016, recorded $40 million of charges as a result of paying off the Senior Term Facility and various vehicle debt refinancings in the second quarter of 2016 and redemption of the 7.50% Senior Notes in the third quarter of 2016. There were no comparable charges during the third quarter of 2017.

For more information on the above highlights, see the discussion of our results on a consolidated basis and by segment that follows herein.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions)	2017	2016		2017	2016
Total revenues	$2,572	$2,542	1%	$6,713	$6,794	(1)%
Direct vehicle and operating expenses	1,348	1,353	—	3,735	3,778	(1)
Depreciation of revenue earning vehicles and lease charges, net	700	695	1	2,144	1,940	11
Selling, general and administrative expenses	217	227	(4)	661	685	(4)
Interest expense, net:
Vehicle	90	72	25	242	211	15
Non-vehicle	85	84	1	219	269	(19)
Interest expense, net	175	156	12	461	480	(4)
Intangible asset impairments	—	—	—	86	—	—
Other (income) expense, net	(12)	3	NM	19	(86)	NM
Income (loss) from continuing operations, before income taxes	144	108	33	(393)	(3)	NM
Income tax (provision) benefit	(50)	(64)	(22)	107	(33)	NM
Net income (loss) from continuing operations	94	44	114	(286)	(36)	694
Net income (loss) from discontinued operations	—	(2)	NM	—	(13)	NM
Net income (loss)	$94	$42	124	$(286)	$(49)	484
Adjusted pre-tax income (loss)(a)	$189	$212	(11)	$(103)	$159	NM
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Total revenues increased $30 million, or 1%, due primarily to an increase of $45 million in our International RAC segment and a $7 million increase in our All Other Operations segment, partially offset by a decrease in our U.S. RAC revenues of $22 million. Excluding a $28 million impact of foreign currency exchange rates, International RAC revenues increased $17 million, or 2%, driven by a 5% increase in transaction days partially offset by a 2% decrease in Total RPD for the segment. Total revenues in our All Other Operations segment increased primarily due to an increase in Donlen's leasing and services volume. U.S. RAC revenues decreased due to 4% lower volume, comprised of a decrease of 6% for our airport business and a 1% increase for our off airport business, partially offset by a 2% increase in pricing. We estimate that the hurricanes negatively impacted revenue in our U.S. RAC segment by approximately $15 million due to the loss of revenue from business interruption.

Direct vehicle and operating expenses ("DOE") was comparable year over year primarily due to decreases of $16 million in our U.S. RAC segment and $5 million in our Corporate operations, offset by increases in our International RAC segment of $13 million and $3 million in our All Other Operations segment. The decrease in our U.S. RAC segment is due to a $28 million decrease in other direct vehicle and operating expenses and a $7 million decrease in transaction variable expenses, partially offset by a $12 million increase in personnel related expenses and a $7 million increase in vehicle related expenses. Excluding the $14 million impact of foreign currency exchange rates, DOE for International RAC remained flat due to an increase of $6 million in transaction variable expenses from higher rental volume in the third quarter of 2017 versus 2016, offset by a $5 million decrease in PLPD expense.

Depreciation of revenue earning vehicles and lease charges, net increased $5 million, or 1%, primarily due to a $10 million increase in our International RAC segment resulting from an increase in average vehicles, partially offset by slightly lower per vehicle depreciation rates. The increase in our International RAC segment was partially offset by a $7 million decrease in our U.S. RAC segment resulting from lower average vehicles as the Company right-sized the fleet, partially offset by slightly higher per vehicle depreciation rates.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses (“SG&A”) decreased $10 million, or 4%, in the third quarter of 2017 compared to the third quarter of 2016, primarily due to a decrease of approximately $30 million in restructuring related, consulting and other expenses, partially offset by a $20 million increase in advertising, information technology ("IT"), incentive compensation and other expenses recorded during the quarter. The above changes are primarily related to our All Other Operations segment and Corporate operations.

Vehicle interest expense, net increased $18 million, or 25%, in the third quarter of 2017 compared to the third quarter of 2016 primarily due to higher market interest rates, higher rates associated with increasing the mix of medium term funding and interest related to the European Vehicle Notes that were issued in the third quarter of 2016.

Non-vehicle interest expense, net increased $1 million, or 1%, in the third quarter of 2017 compared to the third quarter of 2016, primarily due to the issuance of the Senior Second Priority Secured Notes in the second quarter of 2017, partially offset by redemption of certain Senior Notes and lower losses on the extinguishment of debt in the third quarter of 2017 versus 2016.

We had other income of $12 million for the third quarter of 2017, primarily comprised of a $6 million pre-tax gain on the sale of our Brazil operations recorded in the International RAC segment and a return of capital from an equity method investment resulting in a $4 million gain, compared to other expense of $3 million in the third quarter of 2016.

The effective tax rate in the third quarter of 2017 was (35)% compared to (59)% in the third quarter of 2016. The Company recorded a tax provision of $50 million in the third quarter of 2017 and $64 million in the third quarter of 2016. The $14 million decrease in the income tax provision is the result of composition of earnings and lower worldwide pre-tax income, and other discrete items in the period.

Adjusted pre-tax income was $189 million in the third quarter of 2017 compared to $212 million in the third quarter of 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Total revenues decreased $81 million, or 1%, due primarily to decreases in our U.S. RAC revenues of $140 million, partially offset by a $32 million increase in our All Other Operations segment revenues and a $27 million increase in our International RAC segment. Volume for U.S. RAC decreased 3% driven by declines of 4% in our airport business and 1% in our off airport businesses. Total RPD in our U.S. RAC segment decreased 1%. We estimate that the hurricanes negatively impacted revenue in our U.S. RAC segment by approximately $15 million due to the loss of revenue from business interruption. Total revenues in our All Other Operations segment increased primarily due to an increase in Donlen's leasing and services volume. Excluding a $4 million impact of foreign currency exchange rates, International RAC revenues increased $23 million, or 1%, driven by a 4% increase in transaction days partially offset by a 3% decrease in pricing for the segment.

The decrease in DOE of $43 million, or 1%, was primarily due to a decrease in our U.S. RAC segment and our International RAC segment of $22 million and $17 million, respectively and a decrease of $5 million due to Spin-Off related charges in the nine months of 2016 with no comparable charges in the nine months of 2017. The decreases were partially offset by an increase in our All Other Operations segment of $11 million in the nine months of 2017 compared to 2016. The decrease for our U.S. RAC segment is mainly comprised of a $21 million decrease in other direct vehicle and operating expenses and a $23 million decrease in transaction variable expenses, partially offset by a $20 million increase in personnel related expenses. Excluding the $3 million impact of foreign currency exchange rates, DOE for International RAC decreased $14 million, or 1%, due to a $25 million decrease in PLPD expense and an $8 million decrease in vehicle damage expense, partially offset by an increase of $14 million in transaction variable expenses due to higher rental volume and an increase of $5 million in restructuring related expenses. The increase in our All Other Operations segment is due to charges related to new leases entered into during the nine months of 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation of revenue earning vehicles and lease charges, net increased $204 million, or 11%, primarily due to a $180 million increase in our U.S. RAC segment resulting from higher per vehicle depreciation rates due in part to a richer vehicle mix, combined with a slightly larger fleet and lower residual values, as well as a $13 million increase in our All Other Operations segment and an $11 million increase in our International RAC segment due to an increase in average vehicles and slightly higher per vehicle depreciation rates.

SG&A decreased $24 million, or 4%, in the nine months of 2017 compared to 2016, primarily due to a decrease of approximately $72 million in restructuring related, incentive compensation and other expenses, partially offset by a $33 million increase in advertising expense, charges for labor-related matters and litigation settlements related to various cases and other expenses and a $15 million net increase in finance and information technology transformation program costs recorded during the nine months of 2017. The above changes are primarily related to our U.S. RAC segment and our Corporate operations. As discussed above, we incurred higher information technology transformation program costs in the nine months of 2017 versus 2016, and we expect to see continued increases in SG&A expenses for information technology investments for the remainder of 2017 and in 2018.

Vehicle interest expense, net increased $31 million, or 15%, in the nine months of 2017 compared to 2016 primarily due to higher market interest rates and higher rates associated with increasing the mix of medium term funding and interest related to the European Vehicle Notes that were issued in the third quarter of 2016, partially offset by a loss on extinguishment of debt for terminated vehicle debt in the nine months of 2016 with no comparable loss recorded in the nine months of 2017.

Non-vehicle interest expense, net decreased $50 million, or 19%, in the nine months of 2017 compared to 2016, primarily due to the termination of the $2.1 billion of Senior Credit Facilities in June 2016, the 2016 refinancings of certain Senior Notes with the lower rate Senior Term Loan, and lower losses on the extinguishment of debt in the nine months of 2017 versus 2016, partially offset by the issuance of the Senior Second Priority Secured Notes in the second quarter of 2017.

We had intangible asset impairments of $86 million related to an impairment recorded in the second quarter of 2017 related to the the Dollar Thrifty tradename.

We had other expense of $19 million for the nine months of 2017, primarily comprised of a $30 million impairment of an equity method investment partially offset by a return of capital resulting in a $4 million gain and a $6 million pre-tax gain on the sale of our Brazil Operations recorded in the International RAC segment. Other income of $86 million for the nine months of 2016 was primarily comprised of a $75 million gain on the sale of common stock of CAR Inc. and a $9 million settlement gain from an eminent domain case at one of our airport locations.

The effective tax rate in the nine months of 2017 was 27% compared to (1,100)% in the nine months of 2016. The Company recorded a tax benefit of $107 million in the nine months of 2017 and a provision of $33 million in the nine months of 2016. The change was the result of composition of earnings and lower worldwide pre-tax income, and discrete items in the period, including the impact of the adoption of Employee Share-Based Payment Accounting guidance effective January 1, 2017 and the out of period adjustment recorded in second quarter of 2017

The results for discontinued operations are associated with the activities of the Old Hertz Holdings equipment rental business which was spun-off on June 30, 2016.

Adjusted pre-tax loss was $103 million in the nine months of 2017 compared to adjusted pre-tax income of $159 million in the nine months of 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the third quarter and nine months of 2017, Hertz Global has interest expense, net of $1 million and $4 million, respectively that is incremental to the amounts shown for Hertz. These amounts represent interest associated with amounts outstanding under the master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations but this amount is eliminated in consolidation for purposes of Hertz Global.

Hertz Global has net losses from discontinued operations of $2 million for the nine months of 2016 that are incremental to the amounts shown for Hertz. These amounts represent the net losses of the parent legal entities of Old Hertz Holdings which are deemed discontinued operations of Hertz Global but not Hertz. There are no incremental net losses for Hertz Global in the third quarter of 2016.

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended September 30,		Percent Increase/(Decrease)		Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2017	2016			2017	2016
Total revenues	$1,685	$1,707	(1)%		$4,557	$4,697	(3)%
Direct vehicle and operating expenses	$970	$986	(2)		$2,750	$2,772	(1)
Depreciation of revenue earning vehicles and lease charges, net	$455	$462	(2)		$1,478	$1,298	14
Income (loss) before income taxes	$131	$124	6		$(147)	$207	NM
Adjusted pre-tax income (loss)(a)	$158	$173	(9)		$5	$312	(98)
Transaction days (in thousands)(b)	36,879	38,280	(4)		105,424	108,212	(3)
Average vehicles(c)	495,000	505,800	(2)		489,300	488,700	—
Vehicle utilization(c)	81%	82%	(130)	bps	79%	81%	(190)	bps
Total RPD (in whole dollars)(d)	$45.04	$44.10	2		$42.56	$42.89	(1)
Total RPU (in whole dollars)(e)	$1,119	$1,112	1		$1,019	$1,055	(3)
Net depreciation per unit per month (in whole dollars)(f)	$306	$304	1		$336	$295	14
Percentage of program vehicles at period end	9%	8%	100	bps	9%	8%	100	bps
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Total U.S. RAC revenues were $1.7 billion in the third quarter of 2017, a decrease of $22 million, or 1%, from the third quarter of 2016. Transaction days decreased 4% comprised of a decrease of 6% in our airport business partially offset by an increase of 1% in our off airport business. Airport transactions days declined due in part to our decision to reduce the fleet size and execute on plans to focus on customer mix to improve the quality of our revenue. Off airport transaction days were up due to growth in our ride-hailing vehicle rentals and were partially offset by fewer retail and replacement rentals during the third quarter of 2017 as well as declines due to our decision to reduce the fleet size and focus on customer mix. Although insurance replacement rentals in regions affected by the hurricanes in 2017 were up, there was an overall decrease in replacement rentals due to a large number of customer vehicle recalls in the third quarter of 2016. Total RPD increased 2% primarily due to improved rental rates in our retail and domestic tour customer segments, partially offset by the growth of ride-hailing vehicle rentals and a decline in ancillary revenues from vehicle upgrades and insurance related products. Off airport revenues comprised 28% of total revenues for the segment in the third quarter of 2017 as compared to 27% in the third quarter of 2016. We estimate that the hurricanes negatively impacted revenue by approximately $15 million due to the loss of revenue from business interruption.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for U.S. RAC decreased $16 million, or 2%, primarily due to the following:

•	Vehicle related expenses increased $7 million compared to the third quarter of 2016, primarily due to:

◦	Increased transportation expense of $11 million due in part to repositioning the fleet in response to the hurricanes in the third quarter of 2017.

◦
Decreased damage and short term maintenance expense of $6 million driven primarily by a $11 million improvement in customer collections for damage claims resulting from process improvements, partially offset by $6 million in damage charges related to the hurricanes in the third quarter of 2017.

•
Personnel related expenses increased $12 million compared to the third quarter of 2016, primarily due to an increase of $13 million in field wages, overtime and outsourced labor due in part to new customer-oriented initiatives.

•	Transaction variable expenses decreased $7 million compared to the third quarter of 2016, primarily due to decreases in optional insurance liability expense due to fewer transaction days.

•
Other direct vehicle and operating expenses decreased $28 million year over year primarily due to a decrease of $29 million in restructuring charges mostly comprised of the impairment of certain assets recorded in the third quarter of 2016 and a $6 million decrease due to rent credits as a result of finalization of negotiations on a concession agreement, partially offset by a $6 million increase in commissions due to growth in our on-line travel partner and airline channels.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Depreciation rates being used to compute the provision for depreciation of revenue earning vehicles are adjusted on certain vehicles in our vehicle rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold. Based on the review completed during the third quarter of 2017, depreciation rate changes in our U.S. RAC operations resulted in a decrease in depreciation expense of $15 million. The third quarter of 2017 rate change reflects the stabilization of residual values and a two month increase in the assumed hold period for model year 2017 vehicles to accommodate increased volume in our off airport rentals. Based on the review completed during the third quarter of 2016, depreciation rate changes in our U.S. RAC operations resulted in an increase to depreciation expense of $39 million.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC decreased by $7 million, or 2%, in the third quarter of 2017 compared to the third quarter of 2016. The decrease year over year is primarily the result of lower average vehicles as the Company right-sized the fleet, partially offset by higher per vehicle depreciation rates. Net depreciation per unit per month increased slightly to $306 in the third quarter of 2017 compared to $304 in the third quarter of 2016.

Income before income taxes for U.S. RAC was $131 million in the third quarter of 2017 compared to $124 million in the third quarter of 2016. The $7 million increase year over year is primarily due to the impact of decreased DOE and depreciation expense on our revenue earning vehicles as discussed above. Additionally, SG&A for the segment decreased $5 million year over year, primarily resulting from decreases in costs for labor-related matters, finance and information technology transformation program costs and other expenses. The above were partially offset by lower revenues.

Adjusted pre-tax income for U.S. RAC was $158 million in the third quarter of 2017 compared to $173 million in the third quarter of 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Total U.S. RAC revenues were $4.6 billion in the nine months of 2017, a decrease of $140 million, or 3%, from 2016. Transaction days decreased 3% driven by declines of 4% in our airport business and a 1% decline in our off airport businesses. Airport transaction days were down due to fewer retail customer rentals and due to our decision to reduce the fleet size and focus on customer mix. The decline in our off airport volume reflects the challenging year over year comparison in replacement rentals. Although insurance replacement rentals in regions affected by the hurricanes in 2017 were up, there was an overall decrease in replacement rentals due to a large number of customer vehicle recalls in the nine months of 2016. Additionally, there were off airport volume declines due to our decision to reduce the fleet size and focus on customer mix, partially offset by the growth in our ride-hailing vehicle rentals. Total RPD decreased 1% due to a decline in ancillary revenues and customer mix, primarily driven by a change from higher yielding corporate contracted and retail rentals to lower yielding domestic tour and ride-hailing vehicle rentals. Off airport revenues comprised 28% of total revenues for the segment in the nine months of 2017 as compared to 27% for 2016. We estimate that the hurricanes negatively impacted revenue by approximately $15 million due to the loss of revenue from business interruption.

DOE for U.S. RAC decreased $22 million, or 1%, primarily due to the following:

•	Vehicle related expenses increased $2 million year over year primarily due to:

•
Decreased damage and short term maintenance expense of $17 million resulting from a $16 million improvement in customer collections for damage claims resulting from process improvements and a $7 million decrease in the costs to prepare program vehicles for turn-back due to a reduction in the number of program vehicles returned to the manufacturer year over year. The improvements were partially offset by $6 million of damage charges related to the hurricanes in the third quarter of 2017.

•	Increased transportation expense of $10 million due in part to repositioning the fleet in response to the hurricanes in the third quarter of 2017.

•	Increased maintenance and other vehicle operating expense of $6 million primarily for the reconditioning of certain vehicles.

•
Personnel related expenses increased $20 million compared to the nine months of 2016, primarily due to a $24 million increase in field wages, overtime and outsourced labor due in part to new customer-oriented initiatives and a $9 million increase in benefits expense, primarily resulting from an increase in the workers compensation reserve, partially offset by a $12 million decrease in variable incentive compensation.

•
Transaction variable expenses decreased $23 million primarily due to decreases in optional insurance liability expense of $25 million due to favorable adjustments based on historical experience and the decrease in transaction days, partially offset by higher fuel expense of $5 million due to higher market fuel prices compared to the nine months of 2016.

•
Other direct vehicle and operating expenses decreased $21 million year over year primarily due to a decrease of $33 million of restructuring charges mostly comprised of an impairment of certain assets recorded in the third quarter of 2016 and a $6 million decrease due to rent credits as a result of finalization of negotiations on a concession agreement, partially offset by $7 million of increased commissions due to growth in our on-line travel partner and airline channels and an $11 million increase in other direct vehicle and operating expenses primarily due to charges associated with our Ultimate Choice program.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Depreciation rates being used to compute the provision for depreciation of revenue earning vehicles are adjusted on certain vehicles in our vehicle rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold. Based on the reviews completed during the nine months of 2017 and 2016, depreciation rate changes in our U.S.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RAC operations resulted in a net increase in depreciation expense of $68 million and $88 million, respectively. The 2017 rate change reflects shortened hold periods on certain non-program vehicles as we rebalanced the fleet, our onboarding of a richer mix of premium model year 2017 vehicles, and declining residual values primarily experienced in the first half of the year.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased by $180 million, or 14%, in the nine months of 2017 compared to 2016. The increase year over year is primarily the result of higher per vehicle depreciation rates due in part to declining residual values, a richer vehicle mix, the shortened hold periods on certain non-program vehicles as we rebalanced the fleet in the first half of 2017, combined with a slightly larger fleet. Net depreciation per unit per month increased to $336 in the nine months of 2017 compared to $295 in 2016.

There was a loss before income taxes for U.S. RAC of $147 million in the nine months of 2017 compared to income before income taxes of $207 million in 2016. The $354 million change year over year is due primarily to the impact of increased depreciation expense on our revenue earning vehicles and lower revenues as well as the $86 million impairment of the Dollar Thrifty tradename. Additionally, in the nine months of 2016 we had other income of $11 million primarily related to a $9 million settlement gain from an eminent domain case at one of our airport locations with no comparable income in 2017. The above were partially offset by a decrease of $24 million in interest expense, net, decreased DOE and an $17 million decrease in SG&A for the segment, primarily resulting from $19 million of decreases in restructuring related, consulting charges, incentive compensation and other expenses and an $11 million decrease in finance and information technology transformation program costs, partially offset by a $12 million increase primarily due to charges for labor-related matters recorded during the nine months of 2017.

Adjusted pre-tax income for U.S. RAC was $5 million in the nine months of 2017 compared to $312 million in the nine months of 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

International Rental Car

	Three Months Ended September 30,		Percent Increase/(Decrease)		Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2017	2016			2017	2016
Total revenues	$728	$683	7%		$1,683	$1,656	2%
Direct vehicle and operating expenses	$372	$359	4		$962	$979	(2)
Depreciation of revenue earning vehicles and lease charges, net	$126	$116	9		$311	$300	4
Income (loss) before income taxes	$152	$134	13		$189	$162	17
Adjusted pre-tax income (loss)(a)	$147	$142	4		$200	$179	12
Transaction days (in thousands)(b)	15,947	15,133	5		39,366	37,747	4
Average vehicles(c)	212,600	204,100	4		183,100	176,900	4
Vehicle utilization(c)	82%	81%	90	bps	79%	78%	90	bps
Total RPD (in whole dollars)(d)	$41.32	$42.36	(2)		$40.11	$41.17	(3)
Total RPU (in whole dollars)(e)	$1,033	$1,047	(1)		$958	$976	(2)
Net depreciation per unit per month (in whole dollars)(f)	$177	$178	(1)		$177	$176	1
Percentage of program vehicles at period end	45%	43%	200	bps	45%	43%	200	bps
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Total revenues for International RAC increased $45 million, or 7%, in the third quarter of 2017 compared to the third quarter of 2016. Excluding a $28 million impact of foreign currency exchange rates, revenues increased $17 million, or 2%, driven by a 5% increase in transaction days primarily due to volume growth in our value brands, partially offset by a 2% decrease in Total RPD.

DOE for International RAC increased $13 million in the third quarter of 2017 compared to the third quarter of 2016. Excluding the $14 million impact of foreign currency exchange rates, direct vehicle and operating expenses were flat as compared to the prior year primarily due an increase of $6 million in transaction variable expenses, such as concessions, field compensation and facilities due to higher rental volume in the third quarter of 2017 versus 2016, partially offset by a $5 million decrease in PLPD expense as a result of utilizing a third party insurance carrier in a certain country.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $10 million, or 9%, in the third quarter of 2017 compared to the third quarter of 2016. Excluding the $5 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net increased $5 million or 4% primarily due to a 4% increase in average vehicles in the third quarter of 2017 compared to the third quarter of 2016, partially offset by slightly lower per vehicle depreciation rates. Net depreciation per unit per month for International RAC decreased 1% to $177 from $178 for the third quarter of 2017 versus 2016.

Income before income taxes for International RAC was $152 million in the third quarter of 2017 compared to $134 million in the third quarter of 2016. The increase year over year is primarily due to higher revenues and an increase of $9 million in other income primarily comprised of a $6 million pre-tax gain on the sale of our Brazil Operations, partially offset by increased DOE and increased depreciation expense on our revenue earning vehicles as discussed above. Additionally, there was an increase of $7 million in SG&A primarily due to enhanced advertising efforts and an increase of $6 million in interest expense, net primarily related to the European Vehicle Notes which were issued in the third quarter of 2016.

Adjusted pre-tax income for International RAC was $147 million in the third quarter of 2017 compared to $142 million in the third quarter of 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Total revenues for International RAC increased $27 million, or 2%, in the nine months of 2017 compared to 2016. Excluding a $4 million impact of foreign currency exchange rates, revenues increased $23 million or 1%, driven by a 4% increase in transaction days for the segment, due to volume growth in our value brands, partially offset by a 3% decrease in Total RPD.

DOE for International RAC decreased $17 million in the nine months of 2017 compared to 2016. Excluding the $3 million impact of foreign currency exchange rates, direct vehicle and operating expenses decreased $14 million, or 1%, versus the prior year due to a $25 million decrease in PLPD expense and a decrease of $8 million in vehicle damage expense, partially offset by an increase of $14 million in transaction variable expenses, such as field compensation and concessions due to higher rental volume in the nine months of 2017 versus 2016, and an increase of $5 million in restructuring related expenses. The decrease in PLPD expense primarily represents $20 million higher charges in the second quarter of 2016 resulting from adverse experience and case development and lower charges in 2017 as a result of utilizing a third party insurance carrier in a certain country, partially offset by a $5 million accrual for PLPD related to a terrorist event in the first half of 2017.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $11 million, or 4%, in the nine months of 2017 compared to 2016. Excluding the $1 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net increased $12 million or 4% primarily due to a 4% increase in average vehicles in the nine months of 2017 compared to the nine months of 2016 and slightly higher per

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

vehicle depreciation rates. Net depreciation per unit per month increased 1% to $177 from $176 for the nine months of 2017 compared to the nine months of 2016.

Income before income taxes for International RAC was $189 million in the nine months of 2017 compared to $162 million in 2016. The $27 million increase year over year is primarily due to an increase in revenues and decreased DOE discussed above and an increase of $9 million in other income primarily comprised of a $6 million pre-tax gain on the sale of our Brazil Operations. The above were partially offset by a $11 million increase in interest expense, net primarily related to the European Vehicle Notes which were issued in the third quarter of 2016 and an increase in depreciation expense on our revenue earning vehicles as discussed above.

Adjusted pre-tax income for International RAC was $200 million in the nine months of 2017 compared to $179 million in 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

All Other Operations

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions)	2017	2016		2017	2016
Total revenues	$159	$152	5%	$473	$441	7%
Direct vehicle and operating expenses	$9	$6	50	$28	$17	65
Depreciation of revenue earning vehicles and lease charges, net	$119	$117	2	$355	$342	4
Income (loss) before income taxes	$17	$12	42	$51	$42	21
Adjusted pre-tax income (loss)(a)	$20	$19	5	$59	$53	11
Average vehicles - Donlen	205,600	173,300	19	206,500	167,600	23
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

All Other Operations has favorable results in the third quarter and nine months of 2017 as compared to the third quarter and nine months of 2016. Revenues were higher primarily due to an increase in Donlen's leasing and services volume due to new business origination and existing customer growth, and were partially offset by increases in DOE due to charges related to new leases entered into during the periods during 2017 and increases in vehicle depreciation due to the growth of leased fleet.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Adjusted pre-tax income (loss):
U.S. Rental Car	$158	$173	$5	$312
International Rental Car	147	142	200	179
All Other Operations	20	19	59	53
Total reportable segments	325	334	264	544
Corporate(1)	(136)	(122)	(367)	(385)
Adjusted pre-tax income (loss)	189	212	(103)	159
Adjustments:
Acquisition accounting(2)	(15)	(16)	(47)	(49)
Debt-related charges(3)	(12)	(11)	(33)	(36)
Loss on extinguishment of debt(4)	—	(20)	(8)	(40)
Restructuring and restructuring related charges(5)	(2)	(11)	(14)	(41)
Sale of CAR Inc. common stock(6)	—	—	3	75
Impairment charges and asset write-downs(7)	—	(28)	(116)	(31)
Finance and information technology transformation costs(8)	(15)	(14)	(55)	(40)
Other(9)	(1)	(4)	(20)	—
Income (loss) before income taxes	$144	$108	$(393)	$(3)

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Adjusted pre-tax income (loss):
U.S. Rental Car	$158	$173	$5	$312
International Rental Car	147	142	200	179
All Other Operations	20	19	59	53
Total reportable segments	325	334	264	544
Corporate(1)	(137)	(122)	(371)	(385)
Adjusted pre-tax income (loss)	188	212	(107)	159
Adjustments:
Acquisition accounting(2)	(15)	(16)	(47)	(49)
Debt-related charges(3)	(12)	(11)	(33)	(36)
Loss on extinguishment of debt(4)	—	(20)	(8)	(40)
Restructuring and restructuring related charges(5)	(2)	(11)	(14)	(41)
Sale of CAR Inc. common stock(6)	—	—	3	75
Impairment charges and asset write-downs(7)	—	(28)	(116)	(31)
Finance and information technology transformation costs(8)	(15)	(14)	(55)	(40)
Other(9)	(1)	(4)	(20)	—
Income (loss) before income taxes	$143	$108	$(397)	$(3)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and equipment relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(4)
In 2017, represents $6 million of early redemption premium and write-off of deferred financing costs associated with the redemption of the outstanding 4.25% Senior Notes due April 2018 and a $2 million write-off of deferred financing costs associated with the termination of commitments under the Senior RCF incurred during the second quarter. In 2016, primarily represents the second quarter write-off of $18 million in deferred financing costs as a result of paying off the Senior Term Facility and various vehicle debt

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

refinancings, as well as the third quarter early redemption premium of $13 million and write-off of $5 million in deferred financing costs associated with the redemption of all of the 7.50% Senior Notes.

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

(7)
In 2017, primarily represents a second quarter $86 million impairment of the Dollar Thrifty tradename and a first quarter impairment of $30 million related to an equity method investment. In 2016, primarily represents the third quarter impairment of certain tangible assets used in the U.S. RAC segment in conjunction with a restructuring program.

(8)
Represents external costs associated with our finance and information technology transformation programs, both of which are multi-year initiatives that commenced in 2016 to upgrade and modernize our systems and processes.

(9)
Represents miscellaneous, non-recurring and other non-cash items. In 2017, includes a $6 million gain on the sale of our Brazil Operations and a return of capital from an equity method investment resulting in a $4 million gain, offset by net expenses of $13 million associated with the impact of the hurricanes in the third quarter. Also includes second quarter charges of $5 million relating to PLPD as a result of a terrorist event. For 2016, includes a $9 million settlement gain recorded in the first quarter from an eminent domain case related to one of our airport locations.

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

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
	2017	2016	2017	2016
Transaction days (in thousands)	36,879	38,280	15,947	15,133
Average vehicles	495,000	505,800	212,600	204,100
Number of days in period	92	92	92	92
Available car days (in thousands)	45,540	46,534	19,559	18,777
Vehicle utilization	81%	82%	82%	81%

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
	2017	2016	2017	2016
Transaction days (in thousands)	105,424	108,212	39,366	37,747
Average vehicles	489,300	488,700	183,100	176,900
Number of days in period	273	274	273	274
Available car days (in thousands)	133,579	133,904	49,986	48,471
Vehicle utilization	79%	81%	79%	78%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
($ in millions, except as noted)	2017	2016	2017	2016
Revenues	$1,685	$1,707	$728	$683
Ancillary retail vehicle sales revenue	(24)	(19)	—	—
Foreign currency adjustment	—	—	(69)	(42)
Total rental revenue	$1,661	$1,688	$659	$641
Transaction days (in thousands)	36,879	38,280	15,947	15,133
Total RPD (in whole dollars)	$45.04	$44.10	$41.32	$42.36

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2017	2016	2017	2016
Revenues	$4,557	$4,697	$1,683	$1,656
Ancillary retail vehicle sales revenue	(70)	(56)	—	—
Foreign currency adjustment	—	—	(104)	(102)
Total rental revenue	$4,487	$4,641	$1,579	$1,554
Transaction days (in thousands)	105,424	108,212	39,366	37,747
Total RPD (in whole dollars)	$42.56	$42.89	$40.11	$41.17

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

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
($ in millions, except as noted)	2017	2016	2017	2016
Total rental revenue	$1,661	$1,688	$659	$641
Average vehicles	495,000	505,800	212,600	204,100
Total revenue per unit (in whole dollars)	$3,356	$3,337	$3,100	$3,141
Number of months in period	3	3	3	3
Total RPU (in whole dollars)	$1,119	$1,112	$1,033	$1,047

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2017	2016	2017	2016
Total rental revenue	$4,487	$4,641	$1,579	$1,554
Average vehicles	489,300	488,700	183,100	176,900
Total revenue per unit (in whole dollars)	$9,170	$9,497	$8,624	$8,785
Number of months in period	9	9	9	9
Total RPU (in whole dollars)	$1,019	$1,055	$958	$976

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

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
($ in millions, except as noted)	2017	2016	2017	2016
Depreciation of revenue earning vehicles and lease charges, net	$455	$462	$126	$116
Foreign currency adjustment	—	—	(13)	(7)
Adjusted depreciation of revenue earning vehicles and lease charges, net	$455	$462	$113	$109
Average vehicles	495,000	505,800	212,600	204,100
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by average vehicles (in whole dollars)	$919	$913	$532	$534
Number of months in period	3	3	3	3
Net depreciation per unit per month (in whole dollars)	$306	$304	$177	$178

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2017	2016	2017	2016
Depreciation of revenue earning vehicles and lease charges, net	$1,478	$1,298	$311	$300
Foreign currency adjustment	—	—	(19)	(20)
Adjusted depreciation of revenue earning vehicles and lease charges, net	$1,478	$1,298	$292	$280
Average vehicles	489,300	488,700	183,100	176,900
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by average vehicles (in whole dollars)	$3,021	$2,656	$1,595	$1,583
Number of months in period	9	9	9	9
Net depreciation per unit per month (in whole dollars)	$336	$295	$177	$176

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

As of September 30, 2017, we had $748 million of cash and cash equivalents and $1.0 billion of restricted cash. Of these amounts, as of September 30, 2017, $106 million of cash and cash equivalents and $34 million of restricted cash was held by our subsidiaries outside of the U.S., Canada and Puerto Rico. If not in the form of loan repayments, repatriation of some of these funds under current regulatory and tax law for use in domestic operations would expose

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

us to additional taxes. We consider cash held by our subsidiaries outside of the U.S., Canada and Puerto Rico to be permanently reinvested.

We believe that cash and cash equivalents generated by our U.S. operations, cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the U.S. capital markets, will be sufficient to fund operating requirements for the next twelve months.

Cash Flows - Hertz

As of September 30, 2017, Hertz had cash and cash equivalents of $748 million as compared to $816 million as of December 31, 2016. The following table summarizes the net change in cash and cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2017	2016	$ Change
Cash provided by (used in):
Operating activities	$1,981	$2,051	$(70)
Investing activities	(3,316)	(2,139)	(1,177)
Financing activities	1,248	1,034	214
Effect of exchange rate changes	19	10	9
Net change in cash and cash equivalents	$(68)	$956	$(1,024)

During the nine months of 2017, there was a reduction of cash inflows of $112 million from net income excluding non-cash items, partially offset by a $42 million reduction in cash outflows from working capital accounts period over period. The change from working capital accounts was due primarily to a $115 million increase in cash related to non-vehicle accounts payable due in part to an increase in payables related to our IT transformation programs and an increase in payables related to certain insurance programs due to timing. The above was partially offset by a $62 million decrease in cash due in part to lower restructuring liabilities, lower PLPD liabilities due to a reduction in expenses during the 2017 period and an increase in receivables related to certain insurance programs due to timing of collections.

Our primary investing activities relate to the acquisition and disposals of revenue earning vehicles. Cash from the sale of revenue earning vehicles was down $1.1 billion due to fewer program vehicles returned to the manufacturer year over year and was partially offset by a $27 million decrease in cash outflows for the purchase of revenue earning vehicles as the Company focused on managing its fleet size. Also, cash outflows for the purchase of capital assets increased $25 million due primarily to expenditures for information technology and cash inflows from the sale of property and other equipment was down $35 million due in part to the sale of our previous corporate headquarters building in the second quarter of 2016. Cash from equity method investments was $9 million from the sale of CAR Inc. common stock during the nine months of 2017 compared to $233 million received in the prior year period, offset by a $45 million cash outflow in the prior year period for the purchase of an equity method investment. Additionally, we received net proceeds of $94 million from the sale of our Brazil operations in August 2017.

During the nine months of 2017, there was a $3.0 billion increase in net borrowings, partially offset by the $2.1 billion transfer from discontinued operations in the prior year period resulting from the Spin-Off. Under the terms of the credit agreement governing the Senior Facilities, in effect as of September 30, 2017, the use of proceeds from the issuance of the Senior Second Priority Secured Notes in June 2017 were limited to refinancing existing indebtedness and funding related expenses. As such, the remaining proceeds as of September 30, 2017 of approximately $833 million were classified as restricted cash and comprised the net change in restricted cash and cash equivalents, non-vehicle during the nine months ended September 30, 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz Global

As of September 30, 2017, Hertz Global had cash and cash equivalents of $748 million as compared to $816 million as of December 31, 2016. The following table summarizes the net change in cash and cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2017	2016	$ Change
Cash provided by (used in):
Operating activities	$1,977	$2,051	$(74)
Investing activities	(3,316)	(2,139)	(1,177)
Financing activities	1,252	1,034	218
Effect of exchange rate changes	19	10	9
Net change in cash and cash equivalents	$(68)	$956	$(1,024)

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global and cash outflows by Hertz Global for the purchase of treasury shares. There were no purchases of treasury shares by Hertz Global during the nine months of 2017. Cash used in financing activities by Hertz Global for the purchase of treasury shares was $100 million during the nine months of 2016.

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

Refer to Part I, Item 1, Note 7, "Debt," to the Notes to our condensed consolidated financial statements included in this Report ("Note 7") for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of September 30, 2017. Cash paid for interest during the nine months ended September 30, 2017 was $212 million for interest on vehicle debt and $164 million for interest on non-vehicle debt.

Details of our corporate liquidity were as follows:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$748	$816
Availability under the Senior RCF	644	1,130
Corporate liquidity	$1,392	$1,946

The decline in corporate liquidity was primarily due to funding our operations and the acquisition of non-vehicle capital assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In October 2017, Hertz repaid the $120 million outstanding under the Senior RCF. In November 2017, Hertz amended its Senior Facilities, terminated $383 million of commitments under the Senior RCF, entered into a standalone $400 million letter of credit facility and extended the maturities of several vehicle debt facilities and provided an irrevocable notice to the holders of its $450 million in aggregate principal amount of outstanding 6.75% Senior Notes due 2019 of its election to redeem in full all of the outstanding 2019 Notes and deposited funds with the trustee under the indenture governing the 2019 Notes to effect such redemption on the redemption date. These transactions are corporate liquidity neutral as of the date of their execution and the principal benefits include:

•
Extending our vehicle debt maturities of approximately $5.3 billion (using foreign currency exchange rates as of October 31, 2017) in aggregate principal amount of the Company's global bank-funded vehicle financing facilities through March 2020 and extending our non-vehicle debt maturity runway;

•
Improving the cushion under our consolidated first-lien leverage ratio by reducing outstanding first-lien debt by terminating $383 million of available commitments under the Senior RCF. After giving effect to the transactions described above, Hertz’s consolidated first-lien leverage ratio as of September 30, 2017 would have declined from 2.58x to 1.55x;

•
Creating immediate debt incurrence capacity of $542 million under the $2.4 billion credit facilities basket contained in our Senior Facilities as long as such debt incurred is, among other things, junior to the Company’s first-lien debt. If we elect to utilize such capacity, the proceeds from such newly incurred debt would not be required to be used to refinance debt and may be used for working capital, capital expenditures and other purposes of the Company and its subsidiaries; and

•
To the extent the Company elects to utilize the $400 million Letter of Credit Facility for letters of credit issued, or relating to liabilities or obligations incurred, in the ordinary course of business, the Company would further increase such debt incurrence capacity, and the proceeds of any debt that the Company elects to incur utilizing such additional capacity would also be available for working capital, capital expenditures and other purposes of the Company and its subsidiaries.

Refer to Note 19, "Subsequent Events," to the Notes to our condensed consolidated financial statements included in this Report for further information on the above transactions. Amounts for principal and interest payments subsequent to the above transactions are presented in the Contractual Obligations section of this MD&A below.

Subsequent to the November 2017 transactions described above, approximately $1.8 billion of vehicle debt and $23 million of non-vehicle debt will mature during the twelve months following the issuance of this Report (the "next twelve months") and the Company will need to refinance a portion of the debt. We have reviewed the maturing debt obligations and determined that it is probable that the Company will be able, and has the intent, to repay or refinance these facilities at such times as the Company determines appropriate prior to their maturities. We believe that cash generated from operations, cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us, will be adequate to permit us to meet our debt maturities over the next twelve months.

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

The Senior RCF contains a financial maintenance covenant that is only applicable to the Senior RCF. Such covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreement governing the Senior RCF (the "Senior RCF Credit Agreement"), as of the last day of any fiscal quarter (the "Covenant Leverage Ratio"), may not exceed the ratios indicated below:

Fiscal Quarter(s) Ending	Maximum Ratio
September 30, 2017	3.25	to	1.00
December 31, 2017 and each March 31, June 30, September 30 and December 31 ending thereafter	3.00	to	1.00

At September 30, 2017, Hertz was in compliance with the Covenant Leverage Ratio with a ratio of 2.58 to 1.00, as calculated in accordance with the Senior RCF Credit Agreement and when adjusted to include the November 2017 transactions discussed above, would have been 1.55 to 1:00. Consolidated EBITDA, as defined in the Senior RCF Credit Agreement, is a component of the calculation of the Covenant Leverage Ratio and is a non-GAAP financial measure that is not a measure of operating results, but instead is a measure used to determine compliance with the Covenant Leverage Ratio under the Senior RCF Credit Agreement. Consolidated EBITDA is generally defined in the Senior RCF Credit Agreement as consolidated net income plus the sum of income taxes, non-vehicle interest expense, non-vehicle depreciation and amortization expense, and non-cash charges or losses, as further adjusted for certain other items permitted in calculating covenant compliance under the Senior RCF, including add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves.

Based on available liquidity from our expected operating results, the Senior RCF and other financing arrangements, Hertz expects to continue to be in compliance with the Covenant Leverage Ratio for at least the next twelve months.

Capital Expenditures

Revenue Earning Vehicles Expenditures

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2017
First Quarter	$(2,862)	$1,960	$(902)
Second Quarter	(3,847)	1,875	(1,972)
Third Quarter	(1,974)	1,450	(524)
Total	$(8,683)	$5,285	$(3,398)
2016
First Quarter	$(3,378)	$2,755	$(623)
Second Quarter	(3,509)	2,032	(1,477)
Third Quarter	(1,823)	1,633	(190)
Total	$(8,710)	$6,420	$(2,290)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth net capital expenditures for revenue earning vehicles by segment for the periods shown:

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2017	2016	$ Change	% Change
U.S. Rental Car	$(1,748)	$(899)	$(849)	94%
International Rental Car	(1,294)	(1,014)	(280)	28
All Other Operations	(356)	(377)	21	(6)
Total	$(3,398)	$(2,290)	$(1,108)	48

As further described in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," to the Notes to our condensed consolidated financial statements included in this Report, we revised our condensed consolidated statements of cash flows to decrease revenue earning vehicles expenditures and decrease proceeds from disposals of revenue earning vehicles by $53 million in the International segment and $487 million in the All Other Operations segment for the nine months ended September 30, 2016. These revisions had no impact on net capital expenditures for revenue earning vehicles for the segments.

Capital Assets, Non-Vehicle

The table below sets forth our capital asset expenditures, non-vehicle, and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Capital Assets, Non-Vehicle
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2017
First Quarter	$(54)	$7	$(47)
Second Quarter	(49)	4	(45)
Third Quarter	(21)	7	(14)
Total	$(124)	$18	$(106)
2016
First Quarter	$(46)	$19	$(27)
Second Quarter	(26)	20	(6)
Third Quarter	(27)	14	(13)
Total	$(99)	$53	$(46)

The table below sets forth capital asset expenditures, non-fleet, net of disposal proceeds, by segment for the periods shown:

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2017	2016	$ Change	% Change
U.S. Rental Car	$(56)	$(24)	$(32)	133%
International Rental Car	(15)	(10)	(5)	50
All Other Operations	(4)	(7)	3	(43)
Corporate	(31)	(5)	(26)	520
Total	$(106)	$(46)	$(60)	130
NM - Not meaningful

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS

At September 30, 2017, after giving effect to the transactions occurring in October 2017 and November 2017, as further described in Note 19, "Subsequent Events", the nominal amounts of maturities of debt and related interest payable for the years ending December 31 are as follows:

		Payments Due by Period
(in millions)	Total	2017	2018	2019 to 2020	2021 to 2022	After 2022
Vehicle:
Debt obligation	$10,962	$244	$1,756	$7,197	$1,765	$—
Interest on debt(a)	847	84	321	392	50	—
Non-Vehicle:
Debt obligation	5,048	4	23	1,178	2,398	1,445
Interest on debt(a)	1,432	79	319	580	352	102
Total	$18,289	$411	$2,419	$9,347	$4,565	$1,547

(a)
Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt at September 30, 2017.

There have been no material changes outside of the ordinary course of business to our other known contractual obligations as set forth in the table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2016 Form 10‑K.

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

On January 1, 2017, we also adopted guidance that simplifies several areas of employee share-based payment accounting, including income taxes, forfeitures, minimum statutory withholding requirements, and classifications within the statement of cash flows. Most significantly, the new guidance eliminates the need to track tax “windfalls” in a separate pool within additional paid-in capital; instead, excess tax benefits and tax deficiencies will be recorded within income tax expense. For details regarding the method of adoption, refer to Part I, Item 1, Note 2 "Basis of Presentation and Recently Issued Accounting Pronouncements," to the Notes to our condensed consolidated financial statements included in this Report.

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

•
our ability to meet the financial and other covenants contained in our Senior Facilities, our outstanding unsecured Senior Notes, our outstanding Senior Second Priority Secured Notes and certain asset-backed and asset-based arrangements;

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

•	our ability to prevent the misuse or theft of information we possess, including as a result of cyber security breaches;

•	our ability to successfully implement our finance and information technology transformation programs;

•
changes in the existing, or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect our operations, the cost thereof or applicable tax rates;

•	changes to our senior management team and the dependence of our business operations on our senior management team;

•	the effect of tangible and intangible asset impairment charges;

•	our exposure to uninsured claims in excess of historical levels;

•	fluctuations in interest rates and commodity prices;

•	our exposure to fluctuations in foreign currency exchange rates; and

•	other risks and uncertainties described from time to time in periodic and current reports that we file with the SEC.
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

ITEM 4.   CONTROLS AND PROCEDURES (CONTINUED)

ITEM 4.   CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Part II, Item 9A, “Controls and Procedures” included in our 2016 Form 10-K (“Item 9A”), our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As a part of our financial systems modernization initiative, in July 2017 we implemented a new chart of accounts in North America and in September 2017 we implemented a new claims management system for North America damage collections monitoring.

During the three months ended September 30, 2017, we have taken, and continue to take, the actions described below to remediate our existing material weaknesses, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Control Activities

Accounting Estimates

To address the material weakness associated with controls over accounting estimates related to allowances for uncollectible amounts receivable for renter obligations for damaged vehicles, during the three months ended September 30, 2017, management completed the design and implementation of controls to remediate the non-fleet procurement and risk assessment material weakness related to fleet key reports and spreadsheets used in the determination of the allowance for uncollectible amounts receivable for renter obligations for damaged vehicles.

Risk Assessment

To address the material weakness of risk assessment, during the three months ended September 2017, management completed the design of several internal controls over financial reporting to appropriately address the risk at the two entities which were contributory factors to this material weakness.

Information Technology Systems

To address the material weakness associated with controls over IT, management performed the following during the three months ended September 30, 2017: (1) continued to enhance and implement controls to monitor developers' access to production, (2) performed additional training to owners of IT user and administrator access review, (3) updated existing technology tools to assist in the identification of conflicts in the general ledger and (4) designed and implemented controls to monitor segregation of duties in the general ledger.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES (CONTINUED)

System-Generated Reports and Spreadsheets Related to Revenue Earning Vehicles Estimates

To address the material weakness associated with completeness and accuracy of system-generated reports and spreadsheets used in the accounting for estimates related to revenue earning vehicles, during the three months ended September 30, 2017, management completed the design and implementation of controls to validate the completeness and accuracy of the data used in these estimates.

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

As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section. Until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, the material weaknesses described in Item 9A will continue to exist.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Part II, Item 9A, “Controls and Procedures” included in our 2016 Form 10-K (“Item 9A”), our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As a part of our financial systems modernization initiative, in July 2017 we implemented a new chart of accounts in North America and in September 2017 we implemented a new claims management system for North America damage collections monitoring.

During the three months ended September 30, 2017, we have taken, and continue to take, the actions described below to remediate our existing material weaknesses, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Control Activities

Accounting Estimates

To address the material weakness associated with controls over accounting estimates related to allowances for uncollectible amounts receivable for renter obligations for damaged vehicles, during the three months ended September 30, 2017, management completed the design and implementation of controls to remediate the non-fleet procurement and risk assessment material weakness related to fleet key reports and spreadsheets used in the determination of the allowance for uncollectible amounts receivable for renter obligations for damaged vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES (CONTINUED)

Risk Assessment

To address the material weakness of risk assessment, during the three months ended September 2017, management completed the design of several internal controls over financial reporting to appropriately address the risk at the two entities which were contributory factors to this material weakness.

Information Technology Systems

To address the material weakness associated with controls over IT, management performed the following during the three months ended September 30, 2017: (1) continued to enhance and implement controls to monitor developers' access to production, (2) performed additional training to owners of IT user and administrator access review, (3) updated existing technology tools to assist in the identification of conflicts in the general ledger and (4) designed and implemented controls to monitor segregation of duties in the general ledger.

System-Generated Reports and Spreadsheets Related to Revenue Earning Vehicles Estimates

To address the material weakness associated with completeness and accuracy of system-generated reports and spreadsheets used in the accounting for estimates related to revenue earning vehicles, during the three months ended September 30, 2017, management completed the design and implementation of controls to validate the completeness and accuracy of the data used in these estimates.

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

As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section. Until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, the material weaknesses described in Item 9A will continue to exist.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
For a description of certain pending legal proceedings see Part I, Item 1, Note 14, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our condensed consolidated financial statements included in this Report.
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

Date:	November 9, 2017	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ THOMAS C. KENNEDY
Thomas C. Kennedy Senior Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description
4.11.3	Hertz Holdings Hertz
Fourth Amended and Restated Series 2013-A Supplement, dated as of November 2, 2017, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.*

4.11.5	Hertz Holdings Hertz
Third Amended and Restated Series 2013-B Supplement, dated as of November 2, 2017, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group II Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group II Supplement, dated as of June 17, 2015, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, as amended by Amendment No. 1 thereto, dated as of December 3, 2015, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.*

10.1.2	Hertz Holdings Hertz
Amended and Restated Guarantee and Collateral Agreement, dated as of November 2, 2017, made by Rental Car Intermediate Holdings, LLC, The Hertz Corporation and certain of its subsidiaries from time to time party thereto, in favor of Barclays Bank PLC, as collateral agent and administrative agent.*

10.1.5	Hertz Holdings Hertz
Third Amendment, dated as of November 2, 2017, to the Credit Agreement, dated as of June 30, 2016, among The Hertz Corporation, the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on November 2, 2017).

10.1.6	Hertz Holdings Hertz
Letter of Credit Agreement, dated as of November 2, 2017, among The Hertz Corporation, the several banks and other financial institutions from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent.*

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