Form 10-K
period 2017-12-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2018-02-27
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Hertz Global Holdings, Inc.    Yes ☒ No ☐
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

Hertz Global Holdings, Inc.	Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐
	Smaller reporting company	☐	Emerging growth company	☐

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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Hertz Global Holdings, Inc. as of June 30, 2017, the last business day of the most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $624 million. There is no market for The Hertz Corporation stock.

Indicate the number of shares outstanding as of the latest practicable date.

	Class	Shares Outstanding at	February 19, 2018
Hertz Global Holdings, Inc.	Common Stock, par value $0.01 per share	83,727,727
The Hertz Corporation	Common Stock, par value $0.01 per share	100 (100% owned by Rental Car Intermediate Holdings, LLC)

OMISSION OF CERTAIN INFORMATION

The Hertz Corporation meets the conditions as set forth in General Instructions I.(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format as permitted.

DOCUMENTS INCORPORATED BY REFERENCE

Hertz Global Holdings, Inc.
Information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference for Hertz Global Holdings, Inc. from its definitive proxy statement for its 2018 Annual Meeting of Stockholders.

The Hertz Corporation	None

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

GLOSSARY OF TERMS

Unless the context otherwise requires in this Annual Report on Form 10-K for the year ended December 31, 2017 we use the following defined terms:

(i)
"2017 Annual Report" or "Combined Form 10-K" means this Annual Report on Form 10-K for the year ended December 31, 2017 which combines the annual reports for Hertz Global Holdings, Inc. and The Hertz Corporation into a single filing;

(ii)	"the Company", "we", "our" and "us" mean Hertz Global and Hertz interchangeably;

(iii)	"company-operated" or "company-owned" rental locations are those through which we, or an agent of ours, rent vehicles that we own or lease;

(iv)	"concessions" mean licensing or permitting agreements or arrangements granting us the right to conduct our vehicle rental business at airports;

(v)	"Corporate" means corporate operations, which include general corporate assets and expenses and certain interest expense (including net interest on non-vehicle debt);

(vi)	"Dollar Thrifty" means Dollar Thrifty Automotive Group, Inc., a consolidated subsidiary of the Company;

(vii)	"Donlen" means Donlen Corporation, a consolidated subsidiary of the Company. Donlen conducts our vehicle leasing and fleet management services;

(viii)	"Hertz Gold Plus Rewards" means our customer loyalty program and our global expedited rental program;

(ix)
"Hertz" means The Hertz Corporation and its consolidated subsidiaries, our primary operating company and a direct wholly-owned subsidiary of Rental Car Intermediate Holdings, LLC, which is wholly-owned by Hertz Holdings;

(x)
"Hertz Global" means Hertz Global Holdings, Inc., our top-level holding company (and the accounting successor to Old Hertz Holdings, as defined below) and its consolidated subsidiaries, including The Hertz Corporation;

(xi)
"Hertz Ultimate Choice" is our customer service offering that allows customers who book a midsize class vehicle or higher to choose a different model and color from within the class reserved at no additional cost;

(xii)	"Hertz Holdings" refers to Hertz Global Holdings, Inc. excluding its subsidiaries;

(xiii)	"International RAC" means the international rental car reportable segment;

(xiv)
"Letter of Credit Facility" means the standalone $400 million letter of credit facility that the Company entered into in 2017 as further described in Note 7, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2017 Annual Report;

(xv)	"New Hertz" means Hertz Global Holdings, Inc., subsequent to the June 30, 2016 Spin-Off;

(xvi)	“non-program vehicles” means vehicles not purchased under repurchase or guaranteed depreciation programs for which we are exposed to residual risk;

(xvii)	"Old Hertz Holdings" for periods on or prior to June 30, 2016, and "Herc Holdings" for periods after June 30, 2016, refer to the former Hertz Global Holdings, Inc.;

i

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

(xviii)	"program vehicles" means vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers;

(xix)	"replacement renters" means renters who need vehicles while their vehicle is being repaired or is temporarily unavailable for other reasons;

(xx)	"SEC" means the United States Securities and Exchange Commission;

(xxi)
"Senior Facilities" means the Company's senior secured term facility and senior secured revolving credit facility as further described in Note 7, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2017 Annual Report;

(xxii)
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

(xxiii)
"Tax Reform" means legislation signed into law on December 22, 2017 which amends the U.S. Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses; commonly known as the "Tax Cuts and Jobs Act";

(xxiv)	"TNC" means transportation network companies that provide ride-hailing services that pair passengers with drivers via websites and mobile applications;

(xxv)	"TNC Partners" means certain transportation network companies where we provide rental vehicles to their drivers under agreements that specify the relevant terms;

(xxvi)	"U.S." means the United States of America;

(xxvii)	"U.S. RAC" means the U.S. rental car reportable segment;

(xxviii)	"vehicle utilization" means the portion of our vehicles that are being utilized to generate revenue; and

(xxix)	"vehicles” means cars, crossovers and light trucks (and internationally, vans).

We have proprietary rights to a number of trademarks used in this 2017 Annual Report that are important to our business, including, without limitation, Hertz, Dollar, Thrifty, Firefly, Donlen, Carfirmations, Hertz Gold Plus Rewards, Hertz Ultimate Choice and Hertz 24/7. Solely for convenience, we have omitted the ® and ™ trademark designations for such trademarks named in this 2017 Annual Report, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

COMBINED FORM 10-K

This 2017 Annual Report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Hertz Global and Hertz.

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

Following the internal reorganization and the Spin-Off
*Entities formed for purposes of effecting the internal reorganization and the Spin-Off completed on June 30, 2016.

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

Hertz Global does not conduct business itself, other than issuing public equity or debt obligations from time to time, and incurring expenses required to operate as a public company. Hertz Global and Hertz have entered into a master loan agreement whereby Hertz Global may borrow from Hertz up to $425 million. Transactions recorded under the master loan agreement are eliminated upon consolidation at the Hertz Global level but not upon consolidation at the Hertz level. Differences between the financial statements of Hertz Global and Hertz are limited to the activity described above and the remaining assets, liabilities, revenues and expenses of Hertz Global and Hertz are the same on their respective financial statements.

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

This Combined Form 10-K is separately filed by Hertz Global Holdings, Inc. and The Hertz Corporation. Each registrant hereto is filing on its own behalf all of the information contained in this 2017 Annual Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

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
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE (Continued)

“accounting successor” to Old Hertz Holdings. As such, the historical financial information of Hertz prior to the Spin-Off reflects the equipment rental business as a discontinued operation and the historical financial information of Hertz Global reflects the equipment rental business and certain parent legal entities as discontinued operations. See Note 3, "Discontinued Operations," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data.”

Unless noted otherwise, information disclosed in this 2017 Annual Report pertain to Hertz Global's and Hertz's continuing operations.

v

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this 2017 Annual Report and in reports we subsequently file with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on Forms 10-K, 10-Q and 8-K.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under “Risk Factors” set forth in Item 1A of this 2017 Annual Report, and the following, which were derived in part from the risks set forth in Item 1A of this 2017 Annual Report:

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

•	significant changes in the competitive environment and the effect of competition in our markets on rental volume and pricing, including on our pricing policies or use of incentives;

•	occurrences that disrupt rental activity during our peak periods;

•	increased vehicle costs due to declines in the value of our non-program vehicles;

•	our ability to purchase adequate supplies of competitively priced vehicles and risks relating to increases in the cost of the vehicles we purchase;

•	our ability to accurately estimate future levels of rental activity and adjust the number and mix of vehicles used in our rental operations accordingly;

•	our ability to maintain sufficient liquidity and the availability to us of additional or continued sources of financing for our revenue earning vehicles and to refinance our existing indebtedness;

•	our ability to adequately respond to changes in technology and customer demands;

•	our access to third-party distribution channels and related prices, commission structures and transaction volumes;

•	an increase in our vehicle costs or disruption to our rental activity, particularly during our peak periods, due to safety recalls by the manufacturers of our vehicles;

•	a major disruption in our communication or centralized information networks;

•	financial instability of the manufacturers of our vehicles;

•	any impact on us from the actions of our franchisees, dealers and independent contractors;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS (Continued)

•	our ability to sustain operations during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease);

•	shortages of fuel and increases or volatility in fuel costs;

•	our ability to successfully integrate acquisitions and complete dispositions;

•	our ability to maintain favorable brand recognition and a coordinated and comprehensive branding and portfolio strategy;

•	costs and risks associated with litigation and investigations;

•
risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, the fact that substantially all of our consolidated assets secure certain of our outstanding indebtedness and increases in interest rates or in our borrowing margins;

•
our ability to meet the financial and other covenants contained in our Senior Facilities and the Letter of Credit Facility, our outstanding unsecured Senior Notes, our outstanding Senior Second Priority Secured Notes and certain asset-backed and asset-based arrangements;

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

•	our ability to prevent the misuse or theft of information we possess, including as a result of cyber security breaches and other security threats;

•	our ability to successfully implement our information technology and finance transformation programs;

•
changes in the existing, or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations, such as the Tax Cuts and Jobs Act, where such actions may affect our operations, the cost thereof or applicable tax rates;

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I
ITEM 1. BUSINESS

OUR COMPANY

Hertz Holdings was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns Hertz, Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918.

We operate our vehicle rental business globally through the Hertz, Dollar and Thrifty brands from approximately 10,200 corporate and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, The Caribbean, the Middle East and New Zealand. We are one of the largest worldwide airport general use vehicle rental companies and our Hertz brand name is one of the most recognized in the world, signifying leadership in quality rental services and products. We have an extensive network of rental locations in the U.S. and in all major European markets. We believe that we maintain one of the leading airport vehicle rental brand market shares, by overall reported revenues, in the U.S. and at major airports in Europe where data regarding vehicle rental concessionaire activity is available. We are a leading provider of comprehensive, integrated vehicle leasing and fleet management solutions through our Donlen subsidiary.

OUR BUSINESS SEGMENTS

We have identified three reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:

•
U.S. RAC - Rental of vehicles, as well as sales of value-added products and services, in the U.S. We maintain a substantial network of company-operated car rental locations in the U.S., enabling us to provide consistent quality and service. We also have franchisees and partners that operate rental locations under our brands throughout the U.S;

•
International RAC - Rental and leasing of vehicles, as well as sales of value-added products and services, internationally. We maintain a substantial network of company-operated car rental locations internationally, a majority of which are in Europe. Our franchisees and partners also operate rental locations in approximately 150 countries and jurisdictions, including many of the countries in which we also have company-operated rental locations; and

•
All Other Operations - Comprised of our Donlen business, which provides vehicle leasing and fleet management services, and other business activities in the U.S. and Canada. Donlen is a leading provider of vehicle leasing and fleet management services for corporate fleets. Donlen's fleet management programs provide outsourcing solutions to reduce fleet operating costs and improve driver productivity. These programs include administration of preventive maintenance, advisory services, and fuel and accident management along with other complementary services. Additionally, Donlen provides specialized consulting and technology expertise that allows us and our customers to model, measure and manage fleet performance more effectively and efficiently.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Set forth below are charts showing revenues and revenue earning vehicles by reportable segment and geographic area:

For further financial information on our segments, see (i) Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Selected Operating Data by Segment" and (ii) Note 19, "Segment Information," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2017 Annual Report.

U.S. and International Rental Car Segments

Our U.S. and International RAC segments generated $6.0 billion and $2.2 billion, respectively, in revenues during the year ended December 31, 2017.

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

U.S.

The U.S. represents approximately $29 billion in estimated annual industry revenues for 2017. The average number of vehicles in the U.S. vehicle rental industry decreased 5% in 2017 to about 2.2 million vehicles. U.S. industry revenue per unit per month was approximately $1,091 which was an improvement of 6.5% over 2016. Rentals by airline travelers at or near airports (‘‘airport rentals’’) are influenced by developments in the travel industry and particularly in airline passenger traffic (‘‘enplanements’’) as well as the Gross Domestic Product (‘‘GDP’’). Off airport rental volume is primarily driven by local business use, such as vehicle repair shops, leisure travel and insurance replacements.

Our principal vehicle rental industry competitors in the U.S. are Avis Budget Group, Inc. (“ABG”) which currently operates the Avis, Budget, ZipCar and Payless brands and Enterprise Holdings, which operates the Enterprise Rent-A-Car Company ("Enterprise"), National Car Rental and Alamo Rent A Car brands. There are also local and regional vehicle rental companies, and transportation network companies which provide ride-hailing services that have some overlap in customer use cases, which are largely used for short length trips in urban areas.

Europe

Europe represents approximately $16 billion in annual industry revenues. Europe has generally demonstrated a lower historical reliance on air travel. The European off airport vehicle rental market has been significantly more developed than it is in the U.S. Within Europe, the largest markets in which we do business are France, Germany, Italy, Spain, and the United Kingdom. Throughout Europe, we do business through company-operated rental locations as well as through our partners or franchisees to whom we have licensed use of our brands.

Our principal pan-European competitors in the vehicle rental industry are Europcar, Enterprise Holdings, operating the Enterprise, National, Alamo brands and the Dooley, Citer and Atesa brands in Ireland, France and Spain, respectively, ABG operating the Avis, Budget, Payless and Zipcar brands and the Maggiore brand in Italy. In certain European countries, there are also other companies, and brands with substantial market shares, including Sixt SE, operating the Sixt brand in Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Spain, Switzerland and the United Kingdom.

Asia Pacific

Asia Pacific, including Australia and New Zealand, represents approximately $13 billion in annual industry revenues. Within this region, the largest markets in which we do business are Australia, China, Japan and South Korea. In each of these markets we have company-operated rental locations or do business through our partners or franchisees to whom we have licensed use of our brands.

Our principal vehicle rental industry competitors in the Asia Pacific market place are ABG, operating the Avis, Budget, Apex and Zipcar brands, Europcar, and Enterprise Holdings, operating the Enterprise, National and Alamo brands and the Redspot brand in Australia and New Zealand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Middle East and Africa

The Middle East and Africa represent approximately $3 billion in annual industry revenues. Within these regions, the largest markets in which we do business are Saudi Arabia, South Africa and the United Arab Emirates. In each of these markets we do business through our franchisees to whom we have licensed use of our brands.

Our principal vehicle rental industry competitors in the Middle East market are ABG, operating the Avis, Budget, Payless and Zipcar brands, Europcar, Enterprise Holdings, operating the Enterprise, National and Alamo brands, and Sixt SE, operating the Sixt brand.

Latin America

The Latin America markets represent approximately $3 billion in annual industry revenues. Within Latin America the largest markets in which we do business are Argentina, Brazil, Chile and Mexico. In each of these markets our Hertz, Dollar and Thrifty brands are present through our partners or franchisees to whom we have licensed use of the respective brand.

In Latin America, the principal vehicle rental industry competitors are ABG, operating the Avis, Budget and Payless brands, and Enterprise Holdings, which operates the Enterprise, National and Alamo brands. Other key players in the region are Localiza, JSL, operating the Movida brand, and Soluçônes Automôvel Globais, operating the Unidas brand.

In 2017, we completed the sale of our Brazil Operations to Localiza. As part of the sale, both companies entered into referral and brand cooperation agreements to govern their ongoing relationship which have an initial term of twenty years with an option to extend for another twenty years. The alliance also involves the exchange of knowledge in areas of technology, customer service and operational excellence.

Brands

Our U.S. and International vehicle rental businesses are primarily operated through three brands - Hertz, Dollar, and Thrifty. We offer multiple brands in order to provide customers a full range of rental services at different price points, levels of service, offerings and products. Each of our brands generally maintains separate airport counters, reservations, marketing and other customer contact activities. We achieve synergies across our brands by utilizing a single fleet and fleet management team and combined maintenance, cleaning and back office functions, where applicable.

Our top tier brand, Hertz, is one of the most recognized brands in the world, offering premium services that redefined the industry. This is consistent with numerous published best-in-class vehicle rental awards that we have won, both in the U.S. and internationally, over many years. We go to market under the tagline of “Hertz. We’re here to get you there” which is true to our promise and reputation for quality and customer service. We have a number of innovative offerings, such as Hertz Gold Plus Rewards; Hertz Ultimate Choice; our national-scale luxury rental program (“Prestige Collection”); our sports vehicle rental program (“Adrenaline Collection”); our environmentally friendly rental program (“Green Traveler Collection”); and, our elite sports and luxury vehicle rental program (“Dream Cars”). We continue to maintain our position as a premier provider of vehicle rental services through an intense focus on service, loyalty, quality and product innovation.

Our smart value brand, Dollar, is the choice for financially-focused travelers looking for a dependable car at a price they can afford. The Dollar brand’s main focus is serving the airport vehicle rental market, comprised of family, leisure and small business travelers. Dollar’s tagline of “We never forget whose dollar it is” indicates the brand’s mission to provide a reliable rental experience at a price that works. Dollar operates primarily through company-owned locations in the U.S. and Canada. We also globally license to independent franchisees which operate as a part of the Dollar brand system and have company-owned Dollar locations in certain countries.

Our deep value brand, Thrifty, is the brand for savvy travelers who enjoy the “thrill of the hunt” to find a good deal. The Thrifty brand’s main focus is serving the airport vehicle rental market, comprised of leisure travelers. Thrifty’s tagline “Thrift Now, Splurge Later” indicates the brand’s focus on being the rental company that puts you in control of where you splurge and where you save. Thrifty operates primarily through company-owned locations in the U.S. and Canada.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

We also globally license to independent franchisees which operate as part of the Thrifty brand system and have company-owned Thrifty locations in certain countries.

Internationally, we also offer our Firefly brand which is a deep value brand for price conscious leisure travelers. We have Firefly locations servicing local area airports in select international leisure markets where other deep value brands have a significant presence.

Operations

Locations

We operate both airport and off airport locations which utilize common vehicle fleets, are supervised by common country, regional and local area management, use many common systems and rely on common maintenance and administrative centers. Additionally, our airport and off airport locations utilize common marketing activities and have many of the same customers. We regard both types of locations as aspects of a single, unitary, vehicle rental business. Off airport revenues comprised approximately 33% of our worldwide rental vehicle revenues in 2017 and approximately 32% in 2016.

Airport

We have approximately 1,600 airport rental locations in the U.S. and approximately 1,500 airport rental locations internationally. Our international vehicle rental operations have company-operated locations in Australia, Belgium, Canada, the Czech Republic, France, Germany, Italy, Luxembourg, the Netherlands, New Zealand, Puerto Rico, Slovakia, Spain, the United Kingdom and the U.S. Virgin Islands. We believe that our extensive U.S. and international network of company-operated locations contributes to the consistency of our service, cost control, vehicle utilization, yield management, competitive pricing and our ability to offer one-way rentals.

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

The terms of our concessions typically do not forbid us from seeking, and in a few instances actually require us to seek, reimbursement from customers for concession fees we pay; however, in certain jurisdictions the law limits or forbids our doing so. Where we are required or permitted to seek such reimbursement, it is our general practice to do so. Certain of our concession agreements may require the consent of the airport's operator in connection with material changes in our ownership. A growing number of larger airports are building consolidated airport vehicle rental facilities to alleviate congestion at the airport. These consolidated rental facilities provide a more common customer experience and may eliminate certain competitive advantages among the brands as competitors operate out of one centralized facility for both customer rental and return operations, share consolidated busing operations and maintain image standards mandated by the airports. See Item 1A, "Risk Factors” in this 2017 Annual Report.

Off Airport

We have approximately 2,600 off airport locations in the U.S. and approximately 4,500 off airport rental locations internationally. Our off airport rental customers include people who prefer to rent vehicles closer to their home or place of work for business or leisure purposes, as well as those needing to travel to or from airports. Our off airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their vehicles were damaged, those expecting to lease vehicles that are not yet available from their leasing companies and replacement renters. In addition, our off airport customers

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

include drivers for our TNC partners, which is further described in “Item 1—Business—Customers and Business Mix” in this 2017 Annual Report.

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

Rates

We rent a wide variety of makes and models of vehicles. We rent vehicles on an hourly (in select International markets), daily, weekend, weekly, monthly or multi-month basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. Our rates vary by brand and at different locations depending on local market conditions and other competitive and cost factors. While vehicles are usually returned to the locations from which they are rented, we also allow one-way rentals from and to certain locations. In addition to vehicle rentals and franchisee fees, we generate revenues from reimbursements by customers of airport concession fees and vehicle licensing costs, fueling charges, and charges for value-added products and services such as supplemental equipment (child seats and ski racks), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and satellite radio services.

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

Customer Service Offerings

At our major airport rental locations, as well as at some smaller airport and off airport locations, customers participating in our Hertz Gold Plus Rewards program are able to rent vehicles in an expedited manner. Participants in our Hertz Gold Plus Rewards program often bypass the rental counter entirely and proceed directly to their vehicle upon arrival at our facility. Participants in our Hertz Gold Plus Rewards program are also eligible to earn Hertz Gold Plus Rewards points that may be redeemed for free rental days or converted to awards of other companies' loyalty programs. For the year ended December 31, 2017, rentals by Hertz Gold Plus Rewards members accounted for approximately 34% of our worldwide rental transactions. We believe the Hertz Gold Plus Rewards program provides a significant competitive advantage to us, particularly among frequent travelers, and we have targeted such travelers for participation in the program. We offer electronic rental agreements and returns for our Hertz, Dollar and Thrifty customers in the U.S. Simplifying the rental transaction saves customers time and provides greater convenience through access to digitally available rental contracts.

Our Hertz Ultimate Choice program offers customers who book a midsize class vehicle or higher the ability to choose the vehicle they drive from within the class reserved at no additional cost or to select a different vehicle from the Premium Upgrade zone for a fee. Also, Hertz Gold Plus Rewards members have access to exclusive Hertz Ultimate Choice lots that feature a wider selection of vehicles when they make a reservation for a midsize car or above. The Hertz Ultimate Choice program is offered at 52 U.S. airport locations as of December 31, 2017. The Company plans to expand the Hertz Ultimate Choice program to additional locations in 2018.

We also offer a Mobile Gold Alerts service, known as Carfirmations, through which an SMS text message and/or email is sent with the vehicle information and location, with the option to choose another vehicle from their smart phone prior to arrival. It is available to participating Hertz Gold Plus Rewards customers approximately 30 minutes prior to their arrival. We also offer Hertz e-Return, which allows customers to drop off their vehicle and go at the time of rental return. Additionally, in select locations customers can bypass the rental line through our ExpressRent Kiosks, and customers can use cashless toll lanes with our PlatePass offering where the license plate acts as a transponder.

TNC

We have partnered with certain companies in the TNC market and offer vehicle rentals to their drivers in approximately 80 locations in select U.S. cities across 14 states. Our participation in this market provides for an additional selection of higher mileage, and thus more economical used cars in our retail sales outlets. During 2017, we dedicated approximately 15,200 average vehicles for use by our TNC Partners. Drivers for our TNC Partners reserve vehicles online, through TNC Partner websites, and pick up vehicles from select off airport locations where rentals can be extended for up to four weeks on a weekly basis.

Hertz 24/7

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

Customers and Business Mix

We conduct active sales and marketing programs to attract and retain customers. Our sales force calls on companies and other organizations whose employees and associates need to rent vehicles for business purposes. In addition, our sales force works with membership associations, tour operators, travel companies and other groups whose members, participants and customers rent vehicles for either business or leisure purposes. Our specialized sales force calls on companies with replacement rental needs, including insurance and leasing companies, automobile repair

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

companies, and vehicle dealers. We also advertise our vehicle rental offerings through a variety of traditional media channels, such as partner publications, direct mail and digital marketing. In addition to advertising, we conduct a variety of other forms of marketing and promotion, including travel industry business partnerships and press and public relations activities.

We categorize our vehicle rental business based on (i) the purpose for which customers rent from us (business or leisure) and (ii) the type of location from which they rent (airport or off airport). The following charts set forth the percentages of rental revenues and rental transactions in our U.S. and international operations based on these categories.
VEHICLE RENTALS BY CUSTOMER
Year Ended December 31, 2017

U.S.

International

Business
Leisure

Customers who rent from us for “business” purposes include those who require vehicles in connection with commercial activities, including drivers for our TNC Partners, the activities of governments and other organizations or for temporary vehicle replacement purposes. Most business customers rent vehicles from us on terms that we have negotiated with their employers or other entities with which they are associated, and those terms can differ substantially from the terms on which we rent vehicles to the general public. We have negotiated arrangements relating to vehicle rental with many businesses, governments and other organizations, including most Fortune 500 companies.

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

VEHICLE RENTALS BY LOCATION
Year Ended December 31, 2017

U.S.

International

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

Off airport rentals include insurance replacements, therefore, we have established agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. We have identified 198 insurance companies, ranging from local or regional vehicle carriers to large, national companies, as our target insurance replacement market. As of December 31, 2017, we were a preferred or recognized supplier for 129 of these insurance companies and a co-primary for 42 of them.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Fleet

We believe we are one of the largest private sector purchasers of new vehicles in the world. During the year ended December 31, 2017, we operated a peak rental fleet in the U.S. of approximately 504,300 vehicles and a peak rental fleet in our international operations of approximately 201,500 vehicles, and in each case exclusive of our franchisees' fleet and Donlen's leasing fleet. During the year ended December 31, 2017, our approximate average holding period for a rental vehicle was 17 months in the U.S. and 14 months in our international operations.

Our fleet composition at December 31, 2017 is as follows:

Fleet Composition by Vehicle Manufacturer
As of December 31, 2017
U.S.                      International*

*Vehicle manufacturers Groupe PSA (Peugeot and Citroen), Volvo, Volkswagen Group (Volkswagen, Skoda, Audi and Seat), Daimler AG (Mercedes Benz) and BMW together comprise another 23% of the international fleet and are included as "Other" in the overall and international charts above.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Purchases of vehicles are financed by active and ongoing global borrowing programs and through cash from operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” in this 2017 Annual Report.

The vehicles we purchase are either program vehicles or non-program vehicles. We periodically review the efficiencies of an optimal mix between program and non-program vehicles in our fleet and adjust the ratio of program and non-program vehicles in our fleet as needed based on contract negotiations and vehicle economics.

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

Program vehicles as a percentage of all vehicles purchased within each of our U.S. and International vehicle rental segments were as follows:

Non-program vehicles are not purchased under repurchase or guaranteed depreciation programs. Rather, we dispose of non-program vehicles, as well as program vehicles that become ineligible for manufacturer repurchase or guaranteed depreciation programs, through a variety of disposition channels, including auctions, brokered sales, sales to wholesalers and sales to dealers. We also dispose of vehicles at our own Hertz retail sales outlets, primarily in the U.S. which consists of a network of 80 company-operated vehicle sales locations dedicated to the sale of used vehicles from our rental fleet. Vehicles disposed of through our retail outlets allow us the opportunity for value-added service revenue, such as warranty and financing and title fees.

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

During the year ended December 31, 2017, of the vehicles sold in our U.S. vehicle rental operations that were not repurchased by manufacturers, we sold approximately 32% at auction, 39% through dealer direct and 29% at retail locations or through our Rent2Buy program. During the year ended December 31, 2017, of the vehicles sold in our international vehicle rental operations that were not repurchased by manufacturers, we sold approximately 15% at auction, 74% through dealer direct and 11% at retail locations or through our Rent2Buy program.

We maintain automobile maintenance centers at or near certain airports and in certain urban and off airport areas, which provide maintenance for our vehicles. Many of these facilities include sophisticated vehicle diagnostic and repair equipment and are accepted by automobile manufacturers as eligible to perform and receive reimbursement for warranty work. Collision damage and major repairs are generally performed by independent contractors.

Franchisees

In certain U.S. and international markets, we have found it efficient to utilize independent franchisees, which rent vehicles that they own, primarily under our Hertz, Dollar, or Thrifty brands. In certain markets and under certain circumstances, franchisees are given the opportunity to acquire franchises for multiple brands.

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

Franchisees generally pay fees based on a percentage of their revenues. The operations of all franchisees, including the purchase and ownership of vehicles, are financed independently by the franchisees, and we do not have any investment interest in the franchisees or their fleets. Fees from franchisees, including initial franchise fees, are used to, among other things, generally support the cost of our brand awareness programs, reservations system, sales and marketing efforts and certain other services and are less than 2% of our consolidated revenues each period. In return, franchisees are provided the use of the applicable brand name, certain operational support and training, reservations through our reservations channels, and other services. In addition to vehicle rental, certain franchisees outside the U.S. engage in vehicle leasing, chauffeur-driven rentals and renting camper vans and motorcycles.

U.S. franchisees ordinarily are limited as to transferability without our consent and are terminable by us only for cause or after a fixed term. Many of these agreements also include a right of first refusal on the part of the Company should a franchisee receive a bona fide offer to sell. Franchisees in the U.S. may generally terminate for any reason on 90 days' notice. In Europe and certain other international jurisdictions, franchisees typically do not have early termination rights. Initial license fees or the price for the sale to a franchisee of a company-owned location may be payable over a term of several years. We continue to issue new licenses and, from time to time, purchase franchisee businesses.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

The following chart sets forth this seasonal effect of our vehicle rental operations by presenting quarterly revenues for each of the years ended December 31, 2017, 2016 and 2015.

All Other Operations

Through our Donlen subsidiary, we are a leading provider of comprehensive, integrated fleet leasing and fleet management solutions for corporate fleets. Our All Other Operations segment generated $640 million in revenues during the year ended December 31, 2017, substantially all of which was attributable to Donlen.

Donlen

Donlen provides a comprehensive array of vehicle leasing, financing, telematics, and fleet management services to commercial fleets in the U.S. and Canada. Products offered by Donlen include:

•	Vehicle financing, acquisition and remarketing;

•	License, title and registration;

•	Maintenance consultation;

•	Fuel management;

•	Accident management;

•	Toll management;

•	Telematics-based location, driver performance and scorecard reporting; and

•	Lease financing.

Donlen’s leased fleet consists primarily of passenger vehicles, cargo vans and light trucks. Vehicles are acquired directly from domestic and foreign manufacturers, as well as dealers. As of December 31, 2017, more than half of Donlen’s leased fleet is 2016 model year or newer.

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

EMPLOYEES

As of December 31, 2017, we employed approximately 37,000 persons, consisting of approximately 28,000 persons in our U.S. operations and approximately 9,000 persons in our international operations. International employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 25% of our workforce in the U.S. (including those in the U.S. territories) are presently in effect under active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering almost 15% of these employees will expire during 2018. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nevertheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruption.

In addition to the employees referred to above, we engage outside services, as is customary in the industry, principally for the non-revenue movement of rental vehicles between rental locations.

INSURANCE AND RISK MANAGEMENT

There are three types of generally insurable risks that arise in our operations:

•	legal liability arising from the operation of our vehicles (vehicle liability);

•	legal liability to members of the public and employees from other causes (general liability/workers' compensation); and

•	risk of property damage and/or business interruption and/or increased cost of operating as a consequence of property damage.

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

For our vehicle rental operations in Europe, we have established a wholly-owned insurance subsidiary, Probus Insurance Company Europe Limited (“Probus”), a direct writer of insurance domiciled in Ireland. In European countries with company-operated locations, we have purchased from Probus the vehicle liability insurance required by law, and Probus reinsured the risks under such insurance with HIRE Bermuda Limited, a wholly-owned reinsurance company domiciled in Bermuda. This coverage is purchased from unaffiliated carriers for Spain and Italy. Thus, as with our U.S. operations, we bear economic responsibility for vehicle liability in our European vehicle rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside of Europe, we maintain some form of vehicle liability insurance coverage with unaffiliated carriers. The nature of such coverage, and our economic responsibility for covered losses, varies considerably. In all cases, though, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

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

Provisions on our books for self-insured public liability and property damage vehicle liability losses are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2017, this liability was estimated at $427 million for our combined U.S. and international operations.

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

Collision damage costs and the costs of stolen or unaccounted-for vehicles, along with other damage to our property, are charged to expense as incurred, net of reimbursements.

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

As of December 31, 2017, we have accrued approximately $2 million for environmental remediation. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including ongoing maintenance, as required. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our operating results or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus future costs associated with such matters may exceed the amount of the current accrual.

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

Changes in Regulation

Changes in government regulation of our businesses have the potential to materially alter our business practices, or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws, regulations and treaties by a court, regulatory body or governmental official. Those changes may have prospective and/or retroactive effect, particularly when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have a significant effect on us than on our competitors, depending on the circumstances. Several U.S. State Attorneys General have taken the position that vehicle rental companies either may not pass through costs and fees to customers, by means of separate charges, expenses such as vehicle licensing and concession fees or may do so only in certain limited circumstances. Recent or potential changes in law or regulation that affect us relate to insurance intermediaries, customer privacy, like-kind exchange programs, data security and rate regulation and our retail vehicle sales operations.

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

AVAILABLE INFORMATION

Hertz Global and Hertz each file annual, quarterly and current reports and other information with the SEC. You may read and copy any documents that are filed at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 to obtain further information about the public reference room. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy and information statements and other information about issuers that file electronically with the SEC, including Hertz Global and Hertz. You may also access, free of charge, Hertz Global and Hertz's reports filed with the SEC (for example, the Annual Report on Form 10‑K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those forms) indirectly through our internet website (www.hertz.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

Our business is subject to a number of significant risks and uncertainties, some of which are described below and should be carefully considered along with all of the information in this 2017 Annual Report. These risks and uncertainties, however, are not the only risks and uncertainties that we face in our operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations, financial condition, liquidity and cash flows. In such a case, you may lose all or part of your

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

investment in Hertz Global's common stock or The Hertz Corporation's debt securities. You should carefully consider each of the following risks and uncertainties. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, operating results or cash flow and we believe that the following information identifies the material risks and uncertainties affecting Hertz and Hertz Global; however, the following risks and uncertainties are not the only risks and uncertainties facing us and it is possible that other risks and uncertainties might significantly impact us.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our vehicle rental business is particularly sensitive to reductions in the levels of airline passenger travel, and reductions in air travel could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

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

The vehicle rental and used-vehicle sale industries are highly competitive and are increasingly subject to substitution. We believe that price is one of the primary competitive factors in the vehicle rental market and that technology has enabled cost‑conscious customers, including business travelers, to more easily compare rates available from rental companies. If we try to increase our pricing, our competitors, some of whom may have greater resources and better access to capital than us, may seek to compete aggressively on the basis of pricing. In addition, our competitors may reduce prices in order to, among other things, attempt to gain a competitive advantage, capture market share, or to compensate for declines in rental activity. To the extent we do not match or remain within a reasonable competitive margin of our competitors’ pricing, our revenues and results of operations, financial condition, liquidity and cash flows could be materially adversely affected. If competitive pressures lead us to match any of our competitors’ downward pricing and we are not able to reduce our operating costs, then our margins, results of operations, financial condition, liquidity and cash flows could be materially adversely affected. See Item 1, “Business - U.S. and International Rental Car Segments - Markets and Competition” in this 2017 Annual Report.

Our business is highly seasonal and any occurrence that disrupts rental activity during our peak periods could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Certain significant components of our expenses are fixed in the short‑term, including minimum concession fees, real estate taxes, rent, insurance, utilities, maintenance and other facility‑related expenses, the costs of operating our information technology systems and minimum staffing costs. Seasonal changes in our revenues do not affect those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher. The second and third quarters of the year have historically been the strongest quarters for our vehicle rental business due to increased levels of leisure travel. Any circumstance, occurrence or situation that disrupts rental activity during these critical periods could have a disproportionately material adverse effect on our results of operations, financial condition, liquidity and cash flows due to a significant change in revenue.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

If our management is unable to accurately estimate future levels of rental activity and adjust the number and mix of vehicles used in our rental operations accordingly, our results of operations, financial condition, liquidity and cash flows could suffer.

Because vehicle costs typically represent our single largest expense and vehicle purchases are typically made weeks or months in advance of the expected use of the vehicle, our business is dependent upon the ability of our management to accurately estimate future levels of rental activity and consumer preferences with respect to the mix of vehicles used in our rental operations. To the extent we do not purchase sufficient numbers of vehicles, or the right types of vehicles, to meet consumer demand, we may lose revenue or market share to our competitors. If we purchase too many vehicles, our vehicle utilization could be adversely affected and we may not be able to dispose of excess vehicles in a timely and cost-effective manner. While purchasing program vehicles is useful in managing our seasonal peak demand for vehicles, program vehicles typically cost more than non-program vehicles. As a result, if our management is unable to accurately estimate future levels of rental activity and determine the appropriate mix of vehicles used in our rental operations, including due to changes in the competitive environment or economic factors outside of our control, our results of operations, financial condition, liquidity and cash flows could suffer.

Increased vehicle cost due to declines in the value of the non-program vehicles in our operations could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Manufacturers agree to repurchase program vehicles at a specified price or guarantee the depreciation rate on the vehicles during a specified time period. To the extent the vehicles in our rental operations are non-program vehicles, we have an increased risk that the net amount realized upon the disposition of the vehicle will be less than its estimated residual value at such time. Any decrease in residual values with respect to our non-program vehicles could result in a substantial loss on the sale of such vehicles or accelerated depreciation while we own the vehicles, which can also materially adversely affect our results of operations, financial condition, liquidity and cash flows.

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

In recent years our industry has been characterized by rapid changes in technology and customer demands. For example, industry participants have taken advantage of new technologies to improve vehicle utilization, decrease customer wait times and improve customer satisfaction. Our industry has also seen the entry of new competitors, including TNC, whose businesses are based on emerging mobile platforms and efforts to introduce various types of autonomous vehicles. Our ability to continually improve our current processes and products in response to changes in technology is essential in maintaining our competitive position and maintaining current levels of customer satisfaction. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced product offerings which could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

If we are unable to purchase adequate supplies of competitively priced vehicles and the cost of the vehicles we purchase increases, our results of operations, financial condition, liquidity and cash flows may be materially adversely affected.

The price and other terms at which we can acquire vehicles vary based on commercial, economic, market and other conditions. For example, certain vehicle manufacturers have in the past, and may in the future, utilize strategies to de-emphasize sales to the vehicle rental industry, which can negatively affect our ability to obtain vehicles on competitive

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

terms and conditions. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles at competitive prices and on competitive terms and conditions. If we are unable to obtain an adequate supply of vehicles, or if we obtain less favorable pricing and other terms when we acquire vehicles and are unable to pass on any increased costs to our customers, then our results of operations, financial condition, liquidity and cash flows may be materially adversely affected.

A material downsizing in the number of revenue earning vehicles we own or a change in U.S. tax laws could require us to make additional cash payments for tax liabilities, which could be material.

A material and extended reduction in vehicle purchases and/or a material downsizing in the number of revenue earning vehicles maintained under our like-kind exchange ("LKE") program by our U.S. vehicle rental business and Donlen, for any reason, could require us to make material cash payments for U.S. federal and state income tax liabilities. We cannot offer assurance that allowances for the full expensing of purchased revenue earning vehicles in the future will exceed previously deferred tax gains realized upon the disposition of revenue earning vehicles maintained under the LKE Program.

In addition, beginning in 2018, the U.S. Tax Cuts and Jobs Act ("TCJA") eliminates the deferral of tax gains on the disposition of revenue earning vehicles maintained under our LKE program, subject to a transition period for property disposed of prior to enactment but replaced subsequent to enactment. While we expect that additional deductions provided by the TCJA for 100% expensing of vehicles purchased after September 27, 2017 and placed in service before December 31, 2022 could offset the previously-deferred tax gains realized upon the disposition of revenue earning vehicles maintained under the LKE Program, we can offer no assurance that these deductions will fully offset tax gains realized upon the disposition of revenue earning vehicles maintained under the LKE Program.

In addition, the TCJA lowers the 100% expensing by 20% per year beginning in 2023, fully eliminating the expensing by 2027. This change could result in the Company being required to make future material cash tax payments on the sales of revenue earning vehicles. We cannot predict if or when legislation would be enacted in the future to allow full or partial expensing of purchasing revenue earning vehicles or to allow deferral of tax gains on the dispositions of revenue earning vehicles. If such legislation is not adopted, then our results of operations, financial condition, liquidity and cash flows may be materially adversely affected.

The failure of a manufacturer of our program vehicles to fulfill its obligations under a repurchase or guaranteed depreciation program could expose us to losses on those program vehicles and materially adversely affect certain of our financing arrangements, which could in turn materially adversely affect our results of operations, financial condition, liquidity and cash flows.

If any manufacturer of our program vehicles does not fulfill its obligations under its repurchase or guaranteed depreciation agreement with us, whether due to default, reorganization, bankruptcy or otherwise, then we would have to dispose of those program vehicles without receiving the benefits of the associated programs, which would also expose us to residual risk with respect to these vehicles. In addition, we could be left with a substantial unpaid claim against the manufacturer with respect to program vehicles that were sold and returned to the manufacturer but not paid for, or that were sold for less than their agreed repurchase price or guaranteed value.

The failure by a manufacturer to pay such amounts could cause a credit enhancement deficiency with respect to our asset‑backed and asset‑based financing arrangements, requiring us to either reduce the outstanding principal amount of debt or provide more collateral (in the form of cash, vehicles and/or certain other contractual rights) to the creditors under any such affected arrangement.

If one or more manufacturers were to adversely modify or eliminate repurchase or guaranteed depreciation programs in the future, our access to and the terms of asset‑backed and asset‑based debt financing could be adversely affected, which could in turn have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

Manufacturer safety recalls could create risks to our business.

Our vehicles may be subject to safety recalls by their manufacturers. The Raechel and Jacqueline Houck Safe Rental Car Act of 2015 prohibits us from renting vehicles with open federal safety recalls and to repair or address these recalls prior to renting or selling the vehicle. Any federal safety recall with respect to our vehicles would require us to decline renting recalled vehicles until we can arrange for the steps described in the recall to be taken. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to rent recalled vehicles for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our vehicles, and could also result in the loss of business to our competitors. Depending on the severity of any recall, it could materially adversely affect our revenues, create customer service problems, present liability claims, reduce the residual value of the recalled vehicles and harm our general reputation.

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

Certain internet travel intermediaries use generic indicators of the type of vehicle (such as “standard” or “compact”) at the expense of brand identification and some intermediaries have launched their own loyalty programs to develop loyalties to their reservation system rather than to our brands. If the volume of sales made through internet travel intermediaries increases significantly and consumers develop stronger loyalties to these intermediaries rather than to our brands, our business and revenues could be harmed. If our market share suffers due to lower levels of customer loyalty, our financial results could suffer.

An impairment of our goodwill, our equity method investments or our indefinite-lived intangible assets could have a material noncash adverse effect on our results of operations.

We review our goodwill and indefinite lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. When applicable. we review our investments accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable and recognize an impairment charge when there is a decline in value that is determined to be other than temporary. If events occur that affect key assumptions used in our analysis, then we may be required to record charges for goodwill, equity method investments or indefinite lived intangible asset impairments in the future, which could have a material adverse noncash effect on our results of operations.

Our foreign operations expose us to risks that may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

A significant portion of our annual revenues are generated outside the U.S. Operating in many different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change and are often much different than the domestic laws in the U.S., including laws relating to taxes, automobile‑related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk, as well as limitations on our ability to repatriate income; (iii) varying tax regimes, including consequences from changes in applicable tax laws and our ability to repatriate cash from non-U.S. affiliates

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

without adverse tax consequences; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and (v) political and economic instability, natural calamities, war, and terrorism. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Our international operations are based in Uxbridge, England and we have significant vehicle rental operations in the United Kingdom and the Eurozone. The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s withdrawal from the European Union (the “Brexit”). In order to facilitate the Brexit, a process of negotiation will determine the future terms of the United Kingdom’s relationship with the European Union. Depending on the terms of Brexit, if any, the United Kingdom could lose access to the single European Union market and to the global trade deals negotiated by the European Union on behalf of its members. The effects of the Brexit vote and the perceptions as to the impact of the withdrawal of the United Kingdom from the European Union may adversely affect business activity and economic and market conditions in the United Kingdom, the Eurozone and globally, could make it more difficult for us to manage our international operations out of the United Kingdom and could contribute to instability in global financial and foreign exchange markets. In addition, Brexit could lead to additional political, legal and economic instability in the European Union.

Additionally, operating in many different countries also increases the risk of a violation, or alleged violation, of the United States Foreign Corrupt Practices Act, the U.K. Bribery Act, other applicable anti-corruption laws and regulations, the economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the anti-boycott regulations administered by the U.S. Department of Commerce's Office of Anti-Boycott Compliance. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm the Company’s reputation and business. There can be no assurance that all of our employees, contractors and agents will comply with the Company’s policies that mandate compliance with these laws. Violations of these laws could be costly and disrupt the Company’s business, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows.

Our business is heavily reliant upon communications networks and centralized information technology systems and the concentration of our systems creates risks for us.

We rely heavily on communication networks and information technology systems to, among other things, accept reservations, process rental and sales transactions, manage our pricing, manage our revenue earning vehicles, manage our financing arrangements, account for our activities and otherwise conduct our business. Our reliance on these networks and systems exposes us to various risks that could cause a loss of reservations, interfere with our ability to manage our vehicles, delay or disrupt rental and sales processes, adversely affect our ability to comply with our financing arrangements and otherwise materially adversely affect our ability to manage our business effectively. Our major information technology systems, reservations and accounting functions are centralized in a few locations worldwide. Any disruption, termination or substandard provision of these services, whether as the result of localized conditions (such as a fire, explosion or hacking), failure of our systems to function as designed, or as the result of events or circumstances of broader geographic impact (such as an earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and information technology functions or by eliminating access to financing arrangements. Any disruption or poor performance of our systems could lead to lower revenues, increased costs or other material adverse effects on our results of operations, financial condition, liquidity and cash flows.

Failure to maintain, upgrade and consolidate our information technology networks could adversely affect us.

We are continuously upgrading and consolidating our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. In addition, we outsource a significant portion of our information technology services. These types of activities subject us to additional costs and inherent risks associated with outsourcing, replacing and changing these systems, including impairment of our ability to manage our business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, potential delays or disruptions from upgrading and consolidating our systems and other risks and costs of delays or difficulties in transitioning to outsourcing alternatives,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

new systems or integrating new systems into our current systems. In particular, we currently have material weaknesses in our internal controls associated with (i) user access controls to appropriately segregate duties and restrict privileged access, (ii) monitoring developer access to production and (iii) monitoring critical jobs. See Item 9A, “Controls and Procedures” in this 2017 Annual Report. Our outsourcing initiatives and system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the implementation of our outsourcing initiatives and new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated and our competitive position may be adversely affected if we are unable to maintain systems that allow us to manage our business in a competitive manner.

The misuse or theft of information we possess, including as a result of cyber security breaches, could harm our brand, reputation or competitive position and give rise to material liabilities.

We regularly possess, process, store and handle non‑public information about millions of individuals and businesses, including both credit and debit card information and other sensitive and confidential personal information in the normal course of our business. In addition, our customers regularly transmit confidential information to us via the internet and through other electronic means. Despite the security measures we currently maintain and continuously monitor, our facilities and systems and those of our third‑party service providers may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our facilities or systems, or those of third parties with whom we do business, through fraud, trickery, or other forms of deception of our employees or contractors. Many of the techniques used to obtain unauthorized access, including viruses, worms and other malicious software programs, are difficult to anticipate until launched against a target and we may be unable to implement adequate preventative measures. The failure of our information facilities and systems to perform as designed, or the failure to maintain and protect the security of that data, whether as the result of our own error or the malfeasance or errors of others, could substantially harm our reputation, interrupt our operations, result in governmental investigations and give rise to a host of civil or criminal liabilities. For example, in recent years many companies have been subject to high-profile security breaches that involved sophisticated and targeted attacks on the company’s infrastructure and the compromise of non-public sensitive and confidential information. These attacks were often not recognized or detected until after the disclosure of sensitive information notwithstanding the preventive and anticipative measures the companies had maintained. Any such failure could lead to lower revenues, increased remediation, prevention and other costs and other material adverse effects on our results of operations, financial condition, liquidity and cash flows.

Cyber security threats in our business environment expose us to risks.

We are continuously exposed to cyber-attacks and other security threats. We regularly, and at least quarterly, assess and review our information infrastructure and cyber security framework to perform a continuous assessment of security threats that could compromise the integrity of our information technology assets and supported business operations. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, we face advanced and persistent attacks on our information infrastructure and attempts by others to gain unauthorized access to our information technology assets are becoming more sophisticated. We actively monitor compliance and respond to security breaches and violations by utilizing procedures that provide for controls on detecting and preventing cyber breaches and communicating information to senior personnel and security representatives that we retain. We also address cyber security threats at third-parties that possess, process, store and handle Hertz data and information to mitigate the risk to us. However, because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls have or will detect or prevent all of these threats and we cannot predict the full impact of any such past or future incident. Any such failure by us to effectively enforce and maintain our information infrastructure and cyber security framework may result in substantial harm to our business, including disruptions to operations, loss of intellectual property, release of confidential information, malicious corruption of date, regulatory intervention and sanctions or fines and possible prolonged negative publicity.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

Our leases and vehicle rental concessions expose us to risks.

We maintain a substantial network of vehicle rental locations at airports in the U.S. and internationally. Many of these locations are leased and, in the case of airport vehicle rental locations, the subject of vehicle rental concessions where vehicle rental companies are frequently required to bid periodically for the available locations. If we are unable to continue operating these facilities at their current locations due to the termination of leases or vehicle rental concessions, particularly at airports, which comprise a majority of our revenues, our operating results could be adversely affected. In addition, if the costs of these leases increase and we are unable to increase our prices to offset the increased costs, our financial results could suffer.

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

Maintaining a coordinated and comprehensive branding and portfolio strategy is essential to our performance.

Our branding and portfolio strategy is designed to align with our strategic aspirations and is intended to sufficiently differentiate across geographies and business units to reach target markets. We continuously evaluate the effectiveness of each of our brands and make efforts to clearly define the identity of each brand as part of our branding and portfolio strategy. Any failure by us to deploy and maintain a coordinated and comprehensive branding and portfolio strategy or a failure of our branding and portfolio strategy to achieve its goals with our customers, may result in substantial harm to our business, including lack of competitive differentiation, customer confusion, conflicting customer perceptions, brand erosion and brand cannibalization. Such harm could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

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

The restatement in 2015 of our previously issued financial statements has been time consuming and expensive and could expose us to additional risks that could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We have incurred significant expenses, including audit, legal, consulting and other professional fees and lender and noteholder consent fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have taken considerable steps, including adding significant internal resources and implementing necessary additional procedures, in order to strengthen our accounting function and attempt to mitigate the risk of additional misstatements in our financial

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

statements. To the extent these steps are not successful, we could be forced to incur additional time and expense in correcting our internal controls. Our management’s attention has also been diverted from the operation of our business due to the restatements and ongoing remediation of material weaknesses in our internal controls.

We are also subject to a number of claims, investigations and proceedings arising out of the misstatements in our financial statements, including an investigation by the New York Regional Office of the SEC. In addition, since June 2016, the Company has had communications with the United States Attorney's Office for the District of New Jersey regarding the same or similar events. See below under “The restatement in 2015 of our previously issued financial results has resulted in government investigations and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.”

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. See Item 9A, "Controls and Procedures” in this 2017 Annual Report, management identified material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. The assessment was based on criteria established in Internal Control‑Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. We are actively engaged in remediation activities designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. We may also lose assets if we do not maintain adequate internal controls.

The restatement in 2015 of our previously issued financial results has resulted in government investigations and could result in government enforcement actions and private litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

We are subject to securities class action litigation relating to our previous public disclosures. In addition, the New York Regional Office of the SEC is currently investigating the events disclosed in certain of our filings with the SEC. A state securities regulator has also requested information and starting in June 2016 we have had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. For additional discussion of these matters, see Note 16, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, “Financial Statements and Supplementary Data.” We could also become subject to private litigation or investigations, or one or more government enforcement actions, arising out of the misstatements in our previously issued financial statements. Our management may be required to devote significant time and attention to these matters, and these and any additional

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure in these matters at this time, we have already expended significant amounts investigating the claims underlying and defending this litigation and expect to continue to need to expend significant amounts to defend this litigation.

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

The Company and Herc Holdings entered into a separation and distribution agreement and various other agreements to govern the separation of Herc Holdings and the relationship between the two companies going forward. Certain of these agreements provide for the performance of services by the Company for the benefit of Herc Holdings and its subsidiaries for up to three years following the date of the Spin-Off, including with respect to the preparation of financial reports filed with the SEC. Certain of these agreements also impose certain obligations, including indemnification obligations, on Herc Holdings for the benefit of the Company. If Herc Holdings is unable to satisfy its obligations under these agreements, the Company could incur losses. These arrangements could also distract management and lead to disputes between the Company and Herc Holdings over the allocation of assets and liabilities between the Company and Herc Holdings.

If there is a determination that any of the Spin-Off or the internal spin-off transactions completed in connection with the Spin-Off (collectively with the Spin-Off, the “Spin-Offs”) is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the IRS private letter ruling or tax opinions are incorrect or for any other reason, then Herc Holdings and its stockholders could incur significant U.S. federal income tax liabilities and Hertz Global could incur significant liabilities.

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

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the vehicles rented or sold by us, and for employment‑related injury claims by our employees. The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. Currently, we generally self‑insure up to $10 million per occurrence in the U.S. and up to $5 million in Europe for vehicle and general liability exposures, $5 million for employment‑related injury claims, and we also maintain insurance with unaffiliated carriers in excess of such levels up to $200 million per occurrence for the current policy year, or in the case of international operations outside of Europe, in such lower amounts as we deem adequate given the risks. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See Item 1, “Business - Insurance and Risk Management” and Note 16, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, ‘‘Financial Statements and Supplementary Data.”

We could face a significant withdrawal liability if we withdraw from participation in multiemployer pension plans or in the event other employers in such plans become insolvent and certain multiemployer plans in which we participate are reported to have underfunded liabilities, any of which could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

We could face a significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans or in the event other employers in such plans become insolvent, any of which could have a material adverse effect on our results of operations. financial condition, liquidity or cash flows.

We participate in various “multiemployer” pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump‑sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial condition, results of operations, liquidity and cash flows. See Note 8, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, ‘‘Financial Statements and Supplementary Data."

Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We are subject to federal, state, local and foreign environmental laws and regulations in connection with our operations, including with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. We cannot assure you that our tanks will at all times remain free from leaks or that the use of these tanks will not result in significant spills or leakage. If leakage or a spill occurs, it is possible that the resulting costs of cleanup, investigation and remediation, as well as any resulting fines, could be significant. We cannot assure you that compliance with existing or future environmental laws and regulations will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial condition, results of operations, liquidity or cash flows. See Item 1, ‘‘Business—Governmental Regulation and Environmental Matters’’ in this 2017 Annual Report.

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

Changes in the U.S. legal and regulatory environment that affect our operations, including laws and regulations relating to taxes, automobile related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, licensing and franchising, used-car sales (including retail sales), cost and fee recovery and the banking and financing industry could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

We are subject to a wide variety of U.S. laws and regulations and changes in the level of government regulation of our business have the potential to materially alter our business practices and materially adversely affect our results of operations, financial condition, liquidity and cash flows, including our profitability. Those changes may occur through new laws and regulations or changes in the interpretation of existing laws and regulations.

Any new, or change in existing, U.S. law and regulation with respect to optional insurance products or policies could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. For further discussion regarding how changes in the regulation of insurance intermediaries may affect us, see Item 1, ‘‘Business—Insurance and Risk Management’’ in this 2017 Annual Report. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

Changes in the U.S. and E.U. legal and regulatory environments in the areas of customer and employee privacy, data security, and cross‑border data flows could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities, and the resulting costs of complying with such legal and regulatory requirements. It is also possible that we could encounter significant liability for failing to comply with any such requirements.

We derive revenue through rental activities of the Hertz, Dollar and Thrifty brands under franchise and license

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

arrangements. These arrangements are subject to various international, federal and state laws and regulations that impose limitations on our interactions with counterparties. In addition, the used-vehicle sale industry, including our network of company‑operated retail vehicle sales locations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales and related finance and insurance matters, advertising, licensing, consumer protection and consumer privacy. Changes in these laws and regulations that impact our franchising and licensing arrangements or our used-vehicle sales could adversely affect our results.

In most jurisdictions where we operate, we pass-through various expenses, including the recovery of vehicle licensing costs and airport concession fees, to our rental customers as separate charges. We believe that our expense pass-throughs, where imposed, are properly disclosed and are lawful. However, in the event of incorrect calculations or disclosures with respect to expense pass-throughs, or a successful challenge to the methodology we have used for determining our expense pass-through treatment, we could be subject to fines or other liabilities. In addition, we may in the future be subject to potential legislative, regulatory or administrative changes or actions which could limit, restrict or prohibit our ability to separately state, charge and recover vehicle licensing costs and airport concession fees, which could result in a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

Certain proposed or enacted laws and regulations with respect to the banking and finance industries, including the Dodd‑Frank Wall Street Reform and Consumer Protection Act (including risk retention requirements) and amendments to the SEC's rules relating to asset-backed securities, could restrict our access to certain financing arrangements and increase our financing costs, which could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

RISKS RELATED TO OUR SUBSTANTIAL INDEBTEDNESS

Our substantial level of indebtedness could materially adversely affect our results of operations, financial condition, liquidity, cash flows and ability to compete in our industry.

Our substantial indebtedness could materially adversely affect our business. For example, among other situations, it could: (i) make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our various credit facilities, resulting in possible defaults on, and acceleration or early amortization of, such indebtedness; (ii) be difficult to refinance or borrow additional funds in the future; (iii) require us to dedicate a substantial portion of our cash flows from operations and investing activities to make payments on our debt, which would reduce our ability to fund working capital, capital expenditures or other general corporate purposes; (iv) increase our vulnerability to general adverse economic and industry conditions (such as credit‑related disruptions), including interest rate fluctuations, because a portion of our borrowings are at floating rates of interest and are not hedged against rising interest rates, and the risk that one or more of the financial institutions providing commitments under our revolving credit facilities fails to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected; (v) place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (vi) limit our ability to react to competitive pressures, or make it difficult for us to carry out capital program spending that is necessary or important to our growth strategy and our efforts to improve operating margins. While the terms of the agreements and instruments governing our outstanding indebtedness contain certain restrictions upon our ability to incur additional indebtedness, they do not fully prohibit us from incurring substantial additional indebtedness and do not prevent us from incurring obligations that do not constitute indebtedness. If new debt or other obligations are added to our current liability levels without a corresponding refinancing or redemption of our existing indebtedness and obligations, these risks would increase. For a description of the amounts we have available under certain of our debt facilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources—Borrowing Capacity and Availability” included in this 2017 Annual Report and Note 7, "Debt," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Our ability to manage these risks depends on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described under “Risks Related to Our Business and Industry.”

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

Our Senior Facilities and our Letter of Credit Facility contain customary events of default, subject to customary cure periods for certain defaults, that include, among others, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-acceleration of certain other material indebtedness, and inaccuracy of representations and warranties. Upon an event of default thereunder, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable, which may cause further defaults and/or amortization events under our other debt obligations. The credit agreement governing our Senior Facilities and the credit agreement governing our Letter of Credit Facility require us upon a change of control, as defined therein, to make an offer to repay in full all amounts outstanding thereunder upon such a change of control. Our failure to make such an offer would result in an event of default thereunder. In addition, the indentures governing our Senior Notes and our Senior Second Priority Secured Notes require us upon a change of control, as defined therein, to make an offer to repurchase all of such outstanding Senior Notes and Senior Second Priority Secured Notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. If we failed to repurchase the Senior Notes and Senior Second Priority Secured Notes, we would be in default under the related indenture. Certain of our other indebtedness also could result in defaults and/or amortization events upon the occurrence of certain change of control events, as defined therein. If our current lenders accelerate the maturity of their related indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis, and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt.

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

We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. Furthermore, we cannot assure you that we will maintain financing activities and cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we cannot refinance or otherwise pay our obligations as they mature and fund our liquidity needs, our business, results of operations, financial condition, liquidity, cash flows, ability to obtain financing and ability to compete in our industry could be materially adversely affected.

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

Our asset‑backed and asset‑based financing capacity could be decreased, our financing costs and interest rates could be increased, or our future access to the financial markets could be limited, as a result of risks and contingencies, many of which are beyond our control, including: (i) the acceptance by credit markets of the structures and structural risks associated with our asset‑backed and asset‑based financing arrangements; (ii) the credit ratings provided by credit rating agencies for our asset‑backed indebtedness; (iii) third parties requiring changes in the terms and structure of our asset‑backed or asset‑based financing arrangements, including increased credit enhancement or required cash collateral and/or other liquid reserves; (iv) the insolvency or deterioration of the financial condition of one or more of our principal vehicle manufacturers; or (v) changes in laws or regulations, including judicial review of issues of first impression, that negatively affect any of our asset‑backed or asset‑based financing arrangements.

Any reduction in the value of certain revenue earning vehicles could effectively increase our vehicle costs, adversely affect our profitability and potentially lead to decreased borrowing base availability in our asset‑backed and certain asset‑based vehicle financing facilities due to the credit enhancement requirements for such facilities, which could increase if market values for vehicles decrease below net book values for those vehicles. In addition, if disposal of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

vehicles in the used vehicle marketplace were to become severely limited at a time when required collateral levels were rising and as a result we failed to meet the minimum required collateral levels, the principal under our asset‑backed and certain asset‑based financing arrangements may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our special purpose financing subsidiaries. If that were to occur, the holders of our asset‑backed and certain asset‑based debt may have the ability to exercise their right to direct the trustee or other secured party to foreclose on and sell vehicles to generate proceeds sufficient to repay such debt.

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

Restrictive covenants in certain of the agreements and instruments governing our indebtedness may materially adversely affect our financial flexibility or may have other material adverse effects on our business, results of operations, financial condition, liquidity and cash flows.

Certain of our credit facilities, our indentures and other asset‑based and asset‑backed financing arrangements contain covenants that, among other things, restrict Hertz and its subsidiaries’ ability to: (i) dispose of assets; (ii) incur additional indebtedness; (iii) incur guarantee obligations; (iv) prepay other indebtedness or amend other financing arrangements; (v) pay dividends; (vi) create liens on assets; (vii) sell assets; (viii) make investments, loans, advances or capital expenditures; (ix) make acquisitions; (x) engage in mergers or consolidations; (xi) change the business conducted by us; and (xii) engage in certain transactions with affiliates.

Our Senior RCF and our Letter of Credit Facility subject us to a financial maintenance covenant. Our ability to comply with this covenant will depend on our ongoing financial and operating performance, which in turn are subject to, among other things, the risks identified in “Risks Related to Our Business.”

The agreements governing our financing arrangements contain numerous covenants. The breach of any of these covenants or restrictions could result in a default under the relevant agreement, which could, in turn, cause cross‑defaults under our other financing arrangements. In such event, we may be unable to borrow under the Senior RCF and certain of our other financing arrangements and may not be able to repay the amounts due under such

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

arrangements, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows.

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

In addition, we regularly refinance our indebtedness. If interest rates or our borrowing margins increase between the time an existing financing arrangement was consummated and the time such financing arrangement is refinanced, the cost of servicing our debt would increase and our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

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
Hertz Holdings has a significant number of authorized but unissued shares, including shares available for issuance pursuant to various equity plans. In addition, in recent years, several shareholders, most notably affiliates of Carl Icahn, have accumulated significant amounts of Hertz Holdings common stock and may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors. A sale of a substantial number of shares or other equity-related securities in the public market pursuant to new issuances or by these significant shareholders could depress the market price of Hertz Holdings' stock and impair its ability to raise capital through the sale of additional equity securities. Any such sale or issuance would dilute the ownership interests of the then-existing stockholders, and could have material adverse effect on the market price of Hertz Holdings' common stock. In addition, in the normal course of business, the Company purchases goods and services and leases property from entities controlled by Carl Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack. It is possible that these entities could cancel, choose not to renew or renegotiate the terms of their arrangements with the Company following the sale of shares by affiliates of Carl Icahn, which could adversely impact our business. See Note 17, "Related Party Transactions," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data".

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate vehicle rental locations at or near airports and in central business districts and suburban areas of major cities in the U.S. (including Puerto Rico and the U.S. Virgin Islands), Australia, Belgium, Canada, the Czech Republic, France, Germany, Italy, Luxembourg, the Netherlands, New Zealand, Slovakia, Spain and the United Kingdom, as well

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2. PROPERTIES (Continued)

as retail used vehicle sales locations primarily in the U.S. We also operate headquarters, sales offices and service facilities in the foregoing countries in support of our vehicle rental operations, as well as small vehicle rental sales offices and service facilities in a select number of other countries in Europe and Asia.

We own approximately 3% of the locations from which we operate our vehicle rental businesses and in some cases own real property that we lease to franchisees or other third parties. The remaining locations from which we operate our vehicle rental businesses are leased or operated under concessions from governmental authorities and private entities. Those leases and concession agreements typically require the payment of minimum rents or minimum concession fees and often also require us to pay or reimburse operating expenses; to pay additional rent, or concession fees above guaranteed minimums, based on a percentage of revenues or sales arising at the relevant premises; or to do both. See Note 11, "Leases," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Donlen's headquarters is in a leased facility in Bannockburn, Illinois. Donlen has other leased sales offices located throughout the U.S. and Canada.

We own our worldwide headquarters facility in Estero, Florida. We also own two facilities and lease one facility in the vicinity of Oklahoma City, Oklahoma at which reservations for our vehicle rental operations are processed, global information technology systems are serviced and finance and accounting functions are performed. Additionally, we own a reservation and financial center near Dublin, Ireland, at which we have centralized our European vehicle rental reservation, customer relations, accounting and human resource functions. We lease a European headquarters office in Uxbridge, England.

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 16, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXECUTIVE OFFICERS OF THE REGISTRANTS

Set forth below are the names, ages, number of years employed by the Company as of February 19, 2018 and positions of our executive officers.

Name	Age	Number of Years Employed	Position
Kathryn V. Marinello	61	1	President and Chief Executive Officer
Michel Taride	60	31	Group President, Rent A Car International
Thomas C. Kennedy	52	4	Senior Executive Vice President and Chief Financial Officer
Murali Kuppuswamy	56	—	Executive Vice President and Chief Human Resources Officer
Jodi J. Allen	52	—	Executive Vice President and Chief Marketing Officer
Richard J. Frecker	48	9	Executive Vice President, General Counsel and Secretary
Tyler A. Best	50	3	Executive Vice President and Chief Information Officer
Robin C. Kramer	52	3	Senior Vice President and Chief Accounting Officer

Ms. Marinello has served as the President and Chief Executive Officer and a member of the Boards of Directors of the Company since January 3, 2017. Ms. Marinello previously served as a Senior Advisor of Ares Management LLC, a global alternative investment manager, since March 2014. Ms. Marinello served as the Chairman, President and Chief Executive Officer of Stream Global Services, Inc., a business process outsource service provider, from 2010 to March 2014. Ms. Marinello served as the Chairman, Chief Executive Officer and President of Ceridian Corporation, a provider of human resources software and services, from 2006 to 2010 (promoted to Chairman in 2007). She served in a broad range of senior roles over 10 years at General Electric Co., an international industrial and technology company, including leading global, multi-billion dollar financial and services businesses and subsidiaries. During this period, she served as the Chief Executive Officer and President of GE Fleet Services at GE Commercial Finance from October 2002 to October 2006 and GE Insurance Solutions from 1999 to 2002. She served as President and Chief Executive Officer of GE Financial Assurance Partnership Marketing Group, a diverse organization that includes GE’s affinity marketing business, Auto & Home Insurance business, and Auto Warranty Service business from December 2000 to October 2002. Prior to this role, Ms. Marinello served as President of GE Capital Consumer Financial Services and also served as an Executive Vice President of GE Card Services, where she began her GE career in 1997. Prior to GE Capital, she served as President of the Electronic Payments Group at First Data Corporation, which provides electronic banking and commerce, debit and commercial processing to the financial services industry. She has also served in senior leadership positions at different financial institutions, including US Bank (previously First Bank Systems), Chemical Bank, Citibank and Barclays. Ms. Marinello has served as a director of the Volvo Group, a multinational manufacturing company, since April 2014. Ms. Marinello served as a member of the Supervisory Board at The Nielsen Company B.V., a global information and measurement company, from July 2009 to May 2017, as a director of General Motors, a global automotive company, from July 2009 to December 2016, and as a director of RealPage, Inc., a provider of property management software and solutions, from 2015 to March 2017.

Mr. Taride has served as the Group President, Hertz Rent A Car International since January 2010. In this role, Mr. Taride is currently responsible for International Car Rental operations, other than in Canada and Puerto Rico, and had global responsibility for Global Customer Care Organization from October 2013 through to March 2015. Mr. Taride previously served as Executive Vice President of the Company and President, Hertz Europe Limited from January 2004 and as Executive Vice President of the Company and President, Hertz Europe Limited, from June 2006 until December 2009. From January 2003 until December 2003, he served as Vice President and President, Hertz Europe Limited. From April 2000 until December 2002, he served as Vice President and General Manager, Rent A Car, Hertz Europe Limited.

Mr. Kennedy has served as the Senior Executive Vice President and Chief Financial Officer of the Company since December 2013. Prior to joining the Company, Mr. Kennedy served as Chief Financial Officer and Executive Vice President of Hilton Worldwide Holdings Inc. (formerly, Hilton Worldwide, Inc.), a hospitality company, from 2008 to 2013. Between 2003 and 2007, Mr. Kennedy served as Executive Vice President and Chief Financial Officer of Vanguard

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Car Rental (parent company to Alamo Rental Car and National Car Rental brands), a rental car company. Prior to joining Vanguard, Mr. Kennedy served in various positions at Northwest Airlines, Inc., a major airline, including as Senior Vice President and Controller in 2003; Vice President, Financial Planning and Analysis from 2000 to 2002; Managing Director, Corporate Planning in 1999; and Director, Finance and Information Services, Pacific Division, Tokyo, Japan from 1997 to 1999.

Mr. Kuppuswamy has been Chief Human Resources Officer and Executive Vice President of the Company since September 2017. Mr. Kuppuswamy served as the Chief Human Resources Officer at Baker Hughes, LLC, an industrial service company, from May 27, 2016 to September 2017. He has more than 30 years of human resources management experience, serving in Vice President roles for Baker Hughes, LLC since 2011 in Europe, Africa and Russia. From 1993 to 2011, he worked at General Electric Co., an international industrial and technology company, where he held various human resources leadership positions including at GE Global Research, GE Capital and GE Lighting divisions in the U.S and India.

Ms. Allen has been an Executive Vice President and Chief Marketing Officer of the Company since October 2017. Ms. Allen has more than 30 years of consumer experience in various leadership roles at The Procter & Gamble Company, a consumer products company. She served as Vice President and General Manager of North America Hair Care at Procter & Gamble, where she managed a cross-functional team responsible for developing portfolio strategy across six brands. Prior to that, Ms. Allen spent eight years in Baby Care and General Management and 19 years in various other key positions at Procter & Gamble. She leads global marketing efforts for the Hertz, Dollar, Thrifty and Firefly brands.

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

Mr. Best has served as Executive Vice President and Chief Information Officer of the Company since January 2015. Prior to joining the Company, Mr. Best served at YP LLC (formerly Yellow Pages), a media marketing company, as Chief Information Officer from November 2012 through December 2014. From March 2012 to November 2012, Mr. Best was an independent consultant providing Cerberus Capital Management (a New York-based private equity firm) with information technology support services. From 2008 to 2012, Mr. Best served as Chief Technology Officer at Ally Financial, Inc. (formerly, GMAC), a financial services company. From June 2003 through December 2007, Mr. Best served as Senior Vice President and Chief Information Officer at Vanguard Car Rental (parent to Alamo Car Rental and National Car Rental brands), a rental car company.

Ms. Kramer has served as Senior Vice President and Chief Accounting Officer of the Company since May 2014. Prior to joining the Company, Ms. Kramer was an audit partner at Deloitte & Touche LLP, a professional services firm, from 2007 to 2014, including serving in Deloitte’s National Office Accounting Standards and Communications Group from 2007 to 2010. From 2005 to 2007, Ms. Kramer served as Chief Accounting Officer of Fisher Scientific International, Inc, a laboratory supply and biotechnology company, and from 2004 to 2005 Ms. Kramer served as Director, External Reporting, Accounting and Control for the Gillette Company, a personal care company. Ms. Kramer also held partner positions in the public accounting firms of Ernst & Young LLP and Arthur Andersen LLP. Ms. Kramer is a licensed CPA in Massachusetts, New York and Connecticut. She is a member of the Massachusetts Society of CPAs, the AICPA, and served as a Board Member for the Massachusetts State Board of Accountancy from September 2011 to December 2015.

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

The following table sets forth the high and low sales price per share of common stock as reported by the NYSE for Old Hertz Holdings for periods prior to the Spin-Off, as adjusted for the one-to-five distribution ratio, and Hertz Holdings for periods subsequent to the Spin-Off:

	High	Low
2016
1st Quarter	$71.50	$34.75
2nd Quarter	59.40	37.80
3rd Quarter	53.14	38.43
4th Quarter	40.70	17.20
2017
1st Quarter	$24.64	$16.83
2nd Quarter	17.81	8.52
3rd Quarter	24.22	10.72
4th Quarter	27.27	17.04

As of February 19, 2018, there were 1,523 registered holders of Hertz Holdings common stock.

Share Repurchase Program

In connection with the Spin-Off on June 30, 2016, Hertz Holdings' Board approved a share repurchase program that authorizes Hertz Holdings to repurchase approximately $395 million worth of shares of its common stock (the "2016 share repurchase program"), which represents the amount remaining under the Old Hertz Holdings share repurchase programs as of the Spin-Off. The 2016 share repurchase program permits Hertz Holdings to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate Hertz Holdings to make any repurchases at any specific time or situation. During 2016, Hertz Holdings repurchased two million shares for $100 million under this program. There were no shares repurchased by Hertz Holdings under this program during 2017.

Since Hertz Holdings does not conduct business itself, it primarily funds repurchases of its common stock using dividends from Hertz or amounts borrowed under the master loan agreement. The credit agreements governing Hertz's Senior Facilities and Letter of Credit Facility restrict Hertz's ability to make dividends and certain payments, including payments to Hertz Holdings for share repurchases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Dividends

Hertz Holdings paid no cash dividends on its common stock in 2017 or 2016, and it does not expect to pay dividends on its common stock for the foreseeable future. Since Hertz Holdings does not conduct business itself, it primarily funds dividends on its common stock using dividends from Hertz or amounts borrowed under the master loan agreement. The credit agreements governing Hertz's Senior Facilities and Letter of Credit Facility restrict Hertz's ability to make dividends and certain payments, including payments to Hertz Holdings for dividends on Hertz Holdings' common stock.

Recent Performance

The following graph compares the cumulative total stockholder return on Hertz Holdings common stock with the Russell 1000 Index and the Morningstar Rental & Leasing Services Industry Group. Consistent with the "Market Price of Common Stock" section above, the periods depicted in the chart below prior to the Spin-Off reflect the performance of Old Hertz Holdings common stock and the periods subsequent to the Spin-Off depict the Hertz Holdings common stock performance. The Russell 1000 Index is included because it is comprised of the 1,000 largest publicly traded issuers. The Morningstar Rental & Leasing Services Industry Group is a published, market capitalization-weighted index representing stocks of companies that rent or lease various durable goods to the commercial and consumer market including vehicles and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods, including Hertz Holdings. The results are based on an assumed $100 invested on December 31, 2012, at the market close, through December 31, 2017.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG HERTZ GLOBAL HOLDINGS, INC.,
RUSSELL 1000 INDEX AND MORNINGSTAR RENTAL & LEASING SERVICES
INDUSTRY GROUP
ASSUMES DIVIDEND REINVESTMENT

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Equity Compensation Information

The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2017:

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options and RSU's / PSU's (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Stock Options	1,134,694	$44.35	5,593,673
Performance Stock Units	1,233,923	N/A	—
Restricted Stock Units	738,540	N/A	—
Total	3,107,157		5,593,673

HERTZ

There is no established public trading market for the common stock of Hertz. Rental Car Intermediate Holdings, LLC, which is wholly-owned by Hertz Global, owns all of the outstanding common stock of Hertz. Hertz has not sold or repurchased any equity securities in the last three fiscal years.

Hertz did not pay dividends to Hertz Holdings for the year ended December 31, 2017 and paid dividends to Hertz Holdings of $334 million for the year ended December 31, 2016. The credit agreements governing Hertz's Senior Facilities and Letter of Credit Facility restrict Hertz's ability to make dividends and certain payments to Hertz Holdings.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

HERTZ GLOBAL

The selected statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected balance sheet data as of December 31, 2017 and 2016 were derived from the audited consolidated financial statements of Hertz Global included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.” The selected statement of operations data for the years ended December 31, 2014 and 2013 and the selected balance sheet data as of December 31, 2015, 2014 and 2013 were derived from audited consolidated financial statements of Old Hertz Holdings not included in this 2017 Annual Report as updated to reflect the equipment rental business and certain parent legal entities as discontinued operations.

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto of Hertz Global included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data,” to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data in this section is not intended to replace the audited consolidated financial statements of Hertz Global.

(In millions, except per share data)	Years Ended December 31,
Statement of Operations Data	2017	2016	2015	2014	2013
Revenues:
Worldwide vehicle rental(a)	$8,163	$8,211	$8,434	$8,907	$8,709
All other operations	640	592	583	568	527
Total revenues	8,803	8,803	9,017	9,475	9,236
Expenses:
Direct vehicle and operating	4,958	4,932	5,055	5,458	4,965
Depreciation of revenue earning vehicles and lease charges, net	2,798	2,601	2,433	2,705	2,234
Selling, general and administrative	880	899	873	936	931
Interest expense, net:
Vehicle	331	280	253	277	302
Non-vehicle	306	344	346	340	342
Total interest expense, net	637	624	599	617	644
Goodwill and intangible asset impairments	86	292	40	—	—
Other (income) expense, net	19	(75)	(115)	(10)	68
Total expenses	9,378	9,273	8,885	9,706	8,842
Income (loss) from continuing operations before income taxes	(575)	(470)	132	(231)	394
Income tax (provision) benefit	902	(4)	(17)	17	(223)
Net income (loss) from continuing operations(b)	327	(474)	115	(214)	171
Net income (loss) from discontinued operations	—	(17)	158	132	131
Net income (loss)	$327	$(491)	$273	$(82)	$302

Weighted average shares outstanding(c)
Basic	83	84	90	91	84
Diluted	83	84	91	91	91

Earnings (loss) per share - basic and diluted:(c)
Basic earnings (loss) per share from continuing operations	$3.94	$(5.65)	$1.28	$(2.35)	$2.04
Basic earnings (loss) per share from discontinued operations	—	(0.20)	1.75	1.45	1.56
Basic earnings (loss) per share	$3.94	$(5.85)	$3.03	$(0.90)	$3.60

Diluted earnings (loss) per share from continuing operations	$3.94	$(5.65)	$1.26	$(2.35)	$1.88
Diluted earnings (loss) per share from discontinued operations	—	(0.20)	1.74	1.45	1.44
Diluted earnings (loss) per share	$3.94	$(5.85)	$3.00	$(0.90)	$3.32

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA (Continued)

(In millions)	As of December 31,
Balance Sheet Data	2017	2016	2015	2014(e)	2013(e)
Cash and cash equivalents	$1,072	$816	$474	$474	$396
Total assets(d)	20,058	19,155	23,514	23,904	24,318
Total debt	14,865	13,541	15,770	15,720	15,916
Total equity	1,520	1,075	2,019	2,464	2,567

(a)	Includes U.S. Rental Car and International Rental Car segments.

(b)
Net income (loss) from continuing operations for 2017 includes the effects of the TCJA, which contained wide-ranging changes to the U.S. tax structure, as further discussed in Note 13, "Income Tax (Provision) Benefit."

(c)
Weighted average shares outstanding used to calculate basic and diluted earnings (loss) per share presented in the above table has been adjusted for the one-to-five distribution ratio in connection with the Spin-Off for the period in 2016 prior to the Spin-Off and for the years ended December 31, 2015, 2014, and 2013. See Note 18, "Equity and Earnings (Loss) Per Share - Hertz Global," for additional information.

(d)	The balance of total assets as of December 31, 2015, 2014, and 2013 reflect the impact of the equipment rental operations and certain parent legal entities that were spun-off on June 30, 2016.

(e)	Balance sheet data in this table for 2014 and 2013 includes reclassification of certain debt issuance costs from assets to liabilities in conformity with other periods presented.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA (Continued)

HERTZ

The selected statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected balance sheet data as of December 31, 2017 and 2016 were derived from the audited consolidated financial statements of Hertz included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.” The selected statement of operations data for the years ended December 31, 2014 and 2013 and the selected balance sheet data as of December 31, 2015, 2014 and 2013 were derived from audited consolidated financial statements of Hertz not included in this 2017 Annual Report as updated to reflect the equipment rental business as discontinued operations.

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto of Hertz included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data,” to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data in this section is not intended to replace the audited consolidated financial statements of Hertz.

(In millions)	Years Ended December 31,
Statement of Operations Data	2017	2016	2015	2014	2013
Revenues:
Worldwide vehicle rental(a)	$8,163	$8,211	$8,434	$8,907	$8,709
All other operations	640	592	583	568	527
Total revenues	8,803	8,803	9,017	9,475	9,236
Expenses:
Direct vehicle and operating	4,958	4,932	5,055	5,458	4,965
Depreciation of revenue earning vehicles and lease charges, net	2,798	2,601	2,433	2,705	2,234
Selling, general and administrative	880	899	873	936	931
Interest expense, net:
Vehicle	331	280	253	277	302
Non-vehicle	301	343	346	340	342
Total interest expense, net	632	623	599	617	644
Goodwill and intangible asset impairments	86	292	40	—	—
Other (income) expense, net	19	(75)	(115)	(10)	68
Total expenses	9,373	9,272	8,885	9,706	8,842
Income (loss) from continuing operations before income taxes	(570)	(469)	132	(231)	394
Income tax (provision) benefit	902	(4)	(17)	17	(223)
Net income (loss) from continuing operations(b)	332	(473)	115	(214)	171
Net income (loss) from discontinued operations	—	(15)	161	136	179
Net income (loss)	$332	$(488)	$276	$(78)	$350

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA (Continued)

(In millions)	As of December 31,
Balance Sheet Data	2017	2016	2015	2014(d)	2013(d)
Cash and cash equivalents	$1,072	$816	$474	$474	$396
Total assets(c)	20,058	19,155	23,509	23,999	24,411
Total debt	14,865	13,541	15,770	15,720	15,917
Total equity	1,520	1,075	1,948	2,495	2,680

(a)	Includes U.S. Rental Car and International Rental Car segments.

(b)
Net income (loss) from continuing operations for 2017 includes the effects of the TCJA, which contained wide-ranging changes to the U.S. tax structure, as further discussed in Note 13, "Income Tax (Provision) Benefit."

(c)	The balance of total assets as of December 31, 2015, 2014, and 2013 reflect the impact of the equipment rental operations that were spun-off on June 30, 2016.

(d)	Balance sheet data in this table for 2014 and 2013 includes reclassification of certain debt issuance costs from assets to liabilities in conformity with other periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The statements in MD&A regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, "Risk Factors.” The following MD&A provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following MD&A together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Item 1A, "Risk Factors,” Item 6, "Selected Financial Data” and our consolidated financial statements and related notes included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

In this MD&A we refer to certain key metrics and Non-GAAP measures, including the following:

•
Adjusted Pre-Tax Income (Loss) - important to management because it allows management to assess the operational performance of our business, exclusive of certain items and allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally.

•
Net Depreciation Per Unit Per Month - important to management and investors as depreciation of revenue earning vehicles and lease charges, is one of our largest expenses for the vehicle rental business and is driven by the number of vehicles, expected residual values at the time of disposal and expected hold period of the vehicles. Net depreciation per unit per month is reflective of how we are managing the costs of our vehicles and facilitates in comparison with other participants in the vehicle rental industry.

•
Total Revenue Per Transaction Day ("Total RPD," also referred to as "pricing") - important to management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and encompasses the elements in vehicle rental pricing that management has the ability to control.

•
Total Revenue Per Unit Per Month ("Total RPU") - important to management and investors as it provides a measure of revenue productivity relative to the total number of vehicles in our fleet whether owned or leased ("average vehicles" or "fleet capacity").

•
Transaction Days - important to management and investors as it represents the number of revenue generating days ("volume"). It is used as a component to measure Total RPD and vehicle utilization. Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period. Late in the third quarter of 2015 we fully integrated the Dollar Thrifty and Hertz counter systems and as a result aligned the transaction day calculation in the Hertz system. As a result of this alignment, we determined that there was an impact to the calculation and we estimate that transaction days for the U.S. Rental Car segment were increased by approximately 1% relative to historical calculations through the third quarter of 2016. This also impacted key metrics calculations that utilize transaction days, although to a lesser extent.

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

Our total revenues primarily are derived from rental and related charges and consist of:

•
Vehicle rental revenues - revenues from all company-operated vehicle rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and revenues associated with value-added products associated with vehicle rentals, including the sale of loss or collision damage waivers, liability insurance coverage, parking and other products and fees, value-added services associated with the retail vehicle sales channel and certain royalty fees from our franchisees (such fees are less than 2% of total revenues each period);

•	All other operations revenues - revenues from vehicle leasing and fleet management services and other business activities.

Our expenses primarily consist of:

•
Direct vehicle and operating expense ("DOE") (primarily wages and related benefits; commissions and concession fees paid to airport authorities, travel agents and others; facility, self-insurance and reservation costs; and other costs relating to the operation and rental of revenue earning vehicles, such as damage, maintenance and fuel costs);

•	Depreciation expense and lease charges, net relating to revenue earning vehicles (including net gains or losses on the disposal of such vehicles);

•	Selling, general and administrative expense ("SG&A") which include costs for information technology and finance transformation programs; and

•	Interest expense, net.

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

Our Business Segments

We have identified three reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:

•	U.S. RAC - Rental of vehicles, as well as sales of value-added products and services, in the U.S.;

•	International RAC - Rental and leasing of vehicles, as well as sales of value-added products and services, internationally; and

•	All Other Operations - Comprised primarily of our Donlen business, which provides vehicle leasing and fleet management services, and other business activities.

In addition to the above reportable segments, we have Corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

Fleet

We periodically review and adjust the mix between program and non-program vehicles in our fleet in an effort to optimize the mix of vehicles. Program vehicles generally provide us with flexibility to increase or reduce the size of our fleet based on economic demand. When we increase the percentage of program vehicles, the average age of our fleet decreases since the average holding period for program vehicles is shorter than for non-program vehicles. We dispose of our non-program vehicles via auction, dealer-direct and our retail locations. Non-program vehicles disposed of through our retail outlets allow us the opportunity for value-added revenue, such as warranty and financing and title fees. We adjust the ratio of program and non-program vehicles in our fleet as needed based on contract negotiations and the economic environment pertaining to our industry.

2017 Operating Overview

The following provides an overview of our business and financial performance and key factors influencing our results:

•	Total revenues for U.S. RAC for 2017 decreased by 2% as compared to 2016 driven by 1% decreases in Total RPD and transaction days;

•
Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased 9% to $1.9 billion from $1.8 billion for 2017 versus 2016. Net depreciation per unit per month in U.S. RAC increased 9% to $327 from $301 for 2017 versus 2016.

•
Total revenues for International RAC increased 3% for 2017 versus 2016. Excluding the impact of foreign currency exchange rates, total revenues for International RAC increased $39 million, or 2% for 2017 versus 2016, driven by a 3% increase in transaction days, partially offset by a 1% decrease in Total RPD;

•
Depreciation of revenue earning vehicles and lease charges, net for International RAC increased 7% to $416 million from $389 million for 2017 versus 2016 and excluding the $6 million impact of foreign currency exchange rates, increased $21 million or 5%. Net depreciation per unit per month for International RAC increased 3% to $181 from $176 for 2017 versus 2016;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
International RAC's public liability and property damage (“PLPD”) expense decreased $18 million during 2017 versus 2016. The decrease in 2017 was primarily related to adverse experience and case development in 2016 and decreased expense in 2017 from utilizing a third party insurance carrier in a certain country;

•
Recorded $118 million of impairment charges and asset write-downs primarily in the first half of 2017 largely resulting from the $86 million impairment of the Dollar Thrifty tradenames and a $30 million impairment of an equity method investment. During 2016, recorded $340 million of net impairments and asset write-downs primarily resulting from the $172 million impairment of goodwill related to our European vehicle rental operations and the $120 million impairment of the Dollar Thrifty tradenames;

•
Recorded $68 million in expenses during 2017 associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company's systems and processes, compared to $53 million during 2016;

•	During 2017, we incurred approximately $16 million of hurricane related expenses, primarily comprised of transportation and damage costs, which is net of expected insurance recoveries for these costs;

•
During 2017, we completed the sale of our Brazil Operations to Localiza, receiving proceeds of $115 million, of which $13 million was placed in escrow to secure certain indemnification obligations, and recorded a pre-tax gain of $6 million; and

•	During 2017, we rolled out our Ultimate Choice program at 45 U.S. airport locations compared to 7 U.S. airport locations during 2016.

For more information on the above highlights, see the discussion of our results on a consolidated basis and by segment that follows herein.

Tax Reform

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“TCJA”), Pub. L. No. 115-97, the first major overhaul of the U.S. tax system in thirty years. The TCJA contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) the repeal of the LKE deferral rules as applicable to personal property, including rental vehicles, (v) additional limitations on the deductibility of interest expense and (vi) expanded limitations on executive compensation. Also, the TCJA created new minimum taxes such as the base erosion anti-abuse tax ("BEAT") and Global Intangible Low Taxed Income ("GILTI") tax and it transitioned U.S. international taxation from a worldwide tax system to a modified territorial tax system.

In connection with our initial analysis of the impact of the TCJA, we have recorded a provisional estimate of discrete net tax benefit of $679 million in the period ended December 31, 2017. This discrete benefit consists primarily of the remeasurement of our deferred tax assets/liabilities for the corporate rate reductions and changes in our valuation allowance. Further, we determined that we are not subject to the one-time transition tax based on provisional calculations of the accumulated foreign earnings of our foreign subsidiaries. We continue to evaluate whether to assert indefinite reinvestment on a part or all of our foreign earnings as of December 31, 2017 and will record the tax effects of any change in our provisional amounts in accordance with guidance issued under Staff Accounting Bulletin No. 118 ("SAB 118"), which provides SEC staff guidance for the application of Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law. This discrete benefit, along with all other amounts related to impact of the TCJA and SAB 118, will be finalized in 2018.

We have not completed our accounting for the income tax effects of certain elements of the TCJA, including the new GILTI and BEAT taxes. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the TCJA and whether such taxes are recorded as a current period expense when incurred or whether such amounts should be factored into our measurement of deferred taxes. As a result, we have not included an estimate of the tax expense/benefit related to these items for the period ended December 31, 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

A brief discussion of other TCJA provisions affecting us in 2017 are as follows.

LKE Repeal and 100% Depreciation. The TCJA repealed the LKE deferral rules as applicable to personal property, including rental vehicles. There is a limited transition rule for exchanges that began prior to enactment, but will not be completed until 2018. In January 2006, we implemented an LKE Program for our U.S. vehicle rental business (the "U.S. Rental Car LKE Program"). Pursuant to the program, we disposed of vehicles and acquired replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to Section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal years 2006 through 2009 and 2013 through 2016, and part of 2010 and 2012. These programs allow tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. Over the last few years, for strategic purposes, such as cash management, we have recognized some taxable gains in the programs.

To offset the detriment of LKE repeal for personal property, we will utilize the increases to existing first-year depreciation from 50% to 100% under the TCJA. Generally, the bonus depreciation percentage is increased for property acquired and placed in service after September 27, 2017, and before January 1, 2023. At that point, a progressive step-down in bonus depreciation begins, with 80% permitted in 2023, 60% in 2024, 40% in 2025, and 20% in 2026. Property that is acquired prior to September 28, 2017, but placed in service after September 27, 2017, remains subject to the bonus depreciation percentage in place prior to enactment of the new law (i.e., 50% for property placed in service in 2017, 40% in 2018, and 30% in 2019). The acquisition date for property acquired pursuant to a binding written contract is the date of such contract.

The TCJA changes the definition of qualified property eligible for 100% bonus depreciation by including used property, as long as the acquiring taxpayer had not previously used the property (and had not acquired such property from a related party).

We plan to take 100% bonus depreciation on LKE vehicle additions and a portion of Donlen’s non-LKE additions. The majority of our non-LKE additions do not qualify for 100% bonus depreciation in 2017, as they were acquired pursuant to written binding contracts effective prior to September 28, 2017.

See Note 13, "Income Tax (Provision) Benefit," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for more information on our effective tax rate.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Total revenues	$8,803	$8,803	$9,017	—%	(2)%
Direct vehicle and operating expenses	4,958	4,932	5,055	1	(2)
Depreciation of revenue earning vehicles and lease charges, net	2,798	2,601	2,433	8	7
Selling, general and administrative expenses	880	899	873	(2)	3
Interest expense, net:
Vehicle	331	280	253	18	11
Non-vehicle	301	343	346	(12)	(1)
Interest expense, net	632	623	599	1	4
Goodwill and intangible asset impairments	86	292	40	(71)	630
Other (income) expense, net	19	(75)	(115)	NM	(35)
Income (loss) from continuing operations, before income taxes	(570)	(469)	132	22	NM
Income tax (provision) benefit	902	(4)	(17)	NM	(76)
Net income (loss) from continuing operations	332	(473)	115	NM	NM
Net income (loss) from discontinued operations	—	(15)	161	NM	NM
Net income (loss)	$332	$(488)	$276	NM	NM
Adjusted pre-tax income (loss)(a)	$(205)	$66	$325	NM	(80)
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Total revenues were flat year over year. U.S. RAC revenues decreased $120 million, which was offset by a $72 million increase in our International RAC segment and a $48 million increase in our All Other Operations segment. Volume for U.S. RAC decreased 1% driven by a 3% decline in our airport business offset by a 2% increase in our off airport business. Total RPD in our U.S. RAC segment decreased 1%. Excluding a $33 million impact of foreign currency exchange rates, International RAC revenues increased $39 million, or 2%, driven by a 3% increase in transaction days offset by a 1% decrease in pricing for the segment. Total revenues in our All Other Operations segment increased primarily due to an increase in Donlen's leasing and services volume.

DOE increased $26 million year over year, or 1%. DOE in our All Other Operations segment and our International RAC segment increased $18 million and $17 million, respectively, while DOE in U.S. RAC was comparable year over year. The increase in our All Other Operations segment was due to charges associated with leases that commenced in 2017. Excluding the $17 million impact of foreign currency exchange rates, DOE for our International RAC segment was virtually flat due to a $18 million decrease in PLPD expense, offset by an increase of $22 million in transaction variable expenses.

Depreciation of revenue earning vehicles and lease charges, net increased $197 million, or 8%, primarily due to a $151 million increase in our U.S. RAC segment resulting from higher per vehicle depreciation rates due in part to a richer vehicle mix and lower residual values and a $27 million increase in our International RAC segment. Excluding the $6 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net increased $21 million, or 5%, primarily due to an increase in average vehicles and higher per vehicle depreciation rates. There was a $19 million increase in our All Other Operations segment due to charges related to leases that commenced in 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SG&A decreased $19 million, or 2%, in 2017 compared to 2016, primarily due to a decrease of approximately $81 million in restructuring related expenses, litigation charges and other expenses, partially offset by a $47 million increase in advertising and other expenses and a $15 million increase in information technology and finance transformation program costs. As discussed above, we incurred higher information technology transformation program costs in 2017 versus 2016, and we expect to see continued increases in SG&A expenses for information technology investments in 2018. The majority of the charges for our information technology and finance transformation programs are expected to be complete in 2019.

Vehicle interest expense, net increased $51 million, or 18%, in 2017 compared to 2016 primarily due to a combination of higher market interest rates, higher margins on bank funded facilities, and higher rates associated with increasing the mix of medium term funding as well as interest related to the European Vehicle Notes that were issued in the second half of 2016. The above were partially offset by a decrease of $6 million year over year in loss on extinguishment of debt.

Non-vehicle interest expense, net decreased $42 million, or 12%, in 2017 compared to 2016, primarily due to the termination of the $2.1 billion of Senior Credit Facilities in 2016, the 2016 refinancings of certain Senior Notes with the lower rate Senior Term Loan, and lower losses on the extinguishment of debt in 2017 versus 2016, partially offset by the issuance of the Senior Second Priority Secured Notes in 2017.

We recorded goodwill and intangible asset impairment charges of $86 million in 2017, compared to charges of $292 million in 2016. The 2017 impairment charges were comprised of the impairment of the Dollar Thrifty tradenames in U.S. RAC. The 2016 impairment charges were comprised of a $172 million impairment of goodwill related to our European vehicle rental operations and a $120 million impairment of the Dollar Thrifty tradenames in U.S. RAC.

Other expense of $19 million for 2017 was primarily comprised of a $30 million impairment of an equity method investment, partially offset by a $6 million pre-tax gain on the sale of our Brazil Operations. Other income of $75 million for 2016 was primarily comprised of an $84 million gain on the sale of common stock of CAR Inc. and a $9 million settlement gain from an eminent domain case at one of our U.S. airport locations, partially offset by an $18 million impairment of the net assets held for sale related to our Brazil operations.

The effective tax rate in 2017 was 158% compared to (1)% in 2016. The Company recorded a tax benefit of $902 million in 2017 and a provision of $4 million in 2016. The change is largely due to the benefit from the TCJA of $679 million in 2017 and the provision of goodwill impairment in 2016. In addition, contributing factors to the reduced tax expense include a decrease in pretax operating results, the composition of operating results by jurisdiction, a change in the state statutory effective tax rates, and an increase in the valuation allowance relating to losses in certain U.S. and non-U.S. jurisdictions.

The results for discontinued operations are associated with the activities of the Old Hertz Holdings equipment rental business which was spun-off on June 30, 2016.

Adjusted pre-tax loss was $205 million in 2017 compared to adjusted pre-tax income of $66 million in 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Total revenues decreased $214 million, or 2%, due primarily to decreases in our U.S. RAC and International RAC revenues of $172 million and $51 million, respectively, partially offset by a $9 million increase in our All Other Operations segment revenues due to the performance of the Donlen business. Total RPD in our U.S. RAC segment declined 6% driven predominantly by lower rental rates, lower value-added revenues for some products and a change in customer mix from higher yielding corporate contracted rentals to lower yielding tour and leisure rentals, primarily due to a loss in market share among corporate contracted rental accounts, partially offset by a 3% increase in volume. Volume for U.S. RAC increased 1% for our airport business and increased 7% for our off airport business versus 2015, due primarily to increases in the number of insurance replacement rentals, due in part to vehicle damage as a result of severe

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

weather conditions and manufacturers' recalls during 2016. The impact of transaction days counting methodology related to the integration of Dollar and Thrifty to the Hertz counter system and non-rental related declines in areas such as fuel-related and other value-added revenue had an approximately 2% unfavorable impact on pricing year over year. Excluding a $53 million impact of foreign currency exchange rates, International RAC revenues were virtually flat, driven by a 2% increase in transaction days offset by a 2% decrease in Total RPD for the segment.

The decrease in DOE of $123 million, or 2%, was primarily due to a decrease in our U.S. RAC segment of $113 million comprised of a $43 million decrease in transaction variable expense, a $36 million decrease in vehicle related expenses, a $25 million decrease in personnel related expenses and a decrease in other direct vehicle expenses of $9 million in 2016 compared to 2015. DOE for International RAC was virtually flat in 2016 compared to 2015. Excluding the $43 million impact of foreign currency exchange rates, DOE increased $48 million, or 4%, due to an increase in 2016 in PLPD expense of $22 million as a result of adverse experience and case development, a $17 million increase in 2016 in vehicle damage expense and a $16 million non-recurring credit recorded in 2015. The increases were partially offset by an $11 million decrease in bad debt, technology and reservation expenses and a $9 million decrease in fuel related expense in 2016 compared to 2015.

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

SG&A increased $26 million, or 3%, in 2016 compared to 2015, primarily due to a $53 million increase in costs in U.S. RAC and Corporate attributable to our information technology and finance transformation programs and $32 million in other information technology investments by Corporate in 2016 compared to 2015. Offsetting the above are decreases in Corporate of approximately $38 million due to decreases in incentive compensation, consulting costs and relocation costs. Additionally, in our International RAC segment, there was a $22 million decrease in SG&A, primarily resulting from a $8 million decrease in advertising expense and $9 million of expenses recorded in the second quarter of 2015 in connection with the termination of a contract that did not recur in 2016. We completed initial phases of upgrades to our customer relationship platform and reservation system in 2016 and are evaluating the requirements for upgrading our fleet management systems, global budgeting and forecasting solutions and accounting systems. We expect to continue to see increases in SG&A expenses for information technology investments in 2017 and 2018.

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

Goodwill and intangible asset impairments of $292 million in 2016 are comprised of a $172 million impairment of goodwill related to our European vehicle rental operations and a $120 million impairment of the Dollar Thrifty tradenames. In 2015, the $40 million impairment related to an international tradename associated with the Company's former equipment rental business.

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

In 2017 and 2016, Hertz Global had $5 million and $1 million, respectively, of interest expense, net that was incremental to the amounts shown for Hertz. These amounts represent interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations but this amount is eliminated in consolidation for purposes of Hertz Global.

Hertz Global had net losses from discontinued operations of $2 million and $3 million in 2016 and 2015, respectively, that were incremental to the amounts shown for Hertz. These amounts represent the net losses of the parent legal entities of Old Hertz Holdings which are deemed discontinued operations of Hertz Global but not Hertz.

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

As of December 31, 2017, our U.S. Rental Car operations had a total of approximately 4,200 corporate and franchisee locations, comprised of 1,600 airport and 2,600 off airport locations.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Depreciation rates being used to compute the provision for depreciation of revenue earning vehicles are adjusted on certain vehicles in our vehicle rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold. Based on the reviews completed during 2017, 2016 and 2015, depreciation rate changes in our U.S. RAC operations resulted in a net increase in depreciation expense of $77 million, $141 million and $101 million, respectively. The 2017 rate changes reflect shortened hold periods on certain non-program vehicles as we rebalanced the fleet and declining residual values primarily experienced in the first half of the year. The 2016 and 2015 rate changes reflect declining residual values and a reduction in the planned hold period of the vehicles as compared to our initial estimates.

U.S. Rental Car operations sold approximately 280,000, 232,000 and 274,000 non-program vehicles during the years ended December 31, 2017, 2016 and 2015, respectively. In 2017, we implemented a significant fleet refresh, onboarding a richer mix of premium model year 2017 vehicles. In 2016, our fleet rotation was at more normalized levels, however, we did accelerate the disposal of a portion of the compact vehicle category that we acquired as part of the 2015 fleet refresh in order to reduce their percentage of the fleet mix. In 2015, we implemented a significant fleet refresh, resulting in a larger number of disposals as we moved to transition out of the pre-existing fleet.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of operations and our discussion and analysis for our U.S. RAC segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Total revenues	$5,994	$6,114	$6,286	(2)%	(3)%
Direct vehicle and operating expenses	$3,651	$3,646	$3,759	—	(3)
Depreciation of revenue earning vehicles and lease charges, net	$1,904	$1,753	$1,572	9	12
Income (loss) before income taxes	$(171)	$56	$413	NM	(86)
Adjusted pre-tax income (loss)(a)	$13	$298	$551	(96)	(46)
Transaction days (in thousands)(b)	140,382	142,268	138,590	(1)	3
Average vehicles(c)	484,700	484,800	489,800	—	(1)
Vehicle utilization(c)	79%	80%	78%	N/A	N/A
Total RPD (in whole dollars)(d)	$42.06	$42.44	$44.95	(1)	(6)
Total RPU (in whole dollars)(e)	$1,015	$1,038	$1,060	(2)	(2)
Net depreciation per unit per month (in whole dollars)(f)	$327	$301	$267	9	13
Program vehicles as a percentage of average vehicles at period end	7%	6%	17%	N/A	N/A
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
N/A - Not applicable
NM - Not meaningful

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Total U.S. RAC revenues were $6.0 billion in 2017, a decrease of $120 million, or 2%, from 2016. Transaction days decreased 1% driven by a 3% decline in our airport business offset by a 2% increase in our off airport business. Airport transaction days were down due to fewer retail customer rentals and due to our decision to focus on customer mix to improve the quality of our revenue. The increase in our off airport volume primarily reflects the growth in our TNC vehicle rentals. Total RPD decreased 1% due primarily to a decline in value-added revenues and customer mix, driven by a change from higher yielding corporate contracted rentals to lower yielding TNC vehicle rentals. Off airport revenues comprised 29% of total revenues for the segment in 2017 as compared to 27% for 2016.

DOE for U.S. RAC was comparable in 2017 and 2016 primarily due to the following:

•	Vehicle related expenses increased $27 million year over year primarily due to:

•	Increased transportation expense of $21 million due primarily to repositioning the fleet in response to the hurricanes and other weather events in 2017.

•	Increased maintenance and other vehicle operating expense of $25 million primarily for the reconditioning of certain vehicles dedicated for use by our TNC partners.

•
Decreased damage and short term maintenance expense of $19 million resulting from an $18 million improvement in customer collections for damage claims resulting from process improvements and a $6 million decrease in the costs to prepare program vehicles for turn-back due to a reduction in the number of program vehicles returned to the manufacturer year over year. The improvements were partially offset by $6 million of damage charges related to the hurricanes in 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•
Personnel related expenses increased $45 million compared to 2016, primarily due to a $43 million increase in field wages, overtime and outsourced labor due in part to new customer-oriented initiatives and an $8 million increase in benefits expense, primarily resulting from an increase in the workers compensation reserve, partially offset by a $6 million decrease in variable incentive compensation.

•
Transaction variable expenses decreased $39 million primarily due to decreases in optional insurance liability expense of $38 million due to favorable adjustments based on historical experience and the decrease in transaction days and decreased concessions of $8 million due in part to lower revenues, partially offset by higher fuel expense of $9 million due to higher market fuel prices compared to 2016.

•
Other DOE decreased $28 million year over year primarily due to a decrease of $31 million of restructuring charges mostly comprised of an impairment of certain assets recorded in 2016 and a $12 million decrease in facility costs due in part to lower accelerated depreciation in 2017 compared to 2016 at certain of our airport locations as a result of the Ultimate Choice program rollout. The above were partially offset by $8 million of increased commissions primarily due to growth in certain airline channels and a $9 million increase in other DOE primarily due to charges associated with site improvement initiatives.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC increased by $151 million, or 9%, in 2017 compared to 2016. The increase year over year is primarily the result of higher per vehicle depreciation rates due in part to declining residual values, a richer vehicle mix and the shortened hold periods on certain non-program vehicles as we rebalanced the fleet in 2017, partially offset by a slightly smaller average fleet. Net depreciation per unit per month increased to $327 in 2017 compared to $301 in 2016.

There was a loss before income taxes for U.S. RAC of $171 million in 2017 compared to income before income taxes of $56 million in 2016. The $227 million change year over year is due primarily to the impact of increased depreciation expense on our revenue earning vehicles and lower revenues, partially offset by a $34 million reduction in impairment charges recorded in 2017 compared to 2016 and a decrease of $22 million in interest expense, net. Additionally, in 2016 we had other income of $12 million primarily related to a $9 million settlement gain from an eminent domain case at one of our airport locations with no comparable income in 2017.

Adjusted pre-tax income for U.S. RAC was $13 million in 2017 compared to $298 million in 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Total U.S. RAC revenues were $6.1 billion in 2016, a decrease of $172 million, or 3%, from 2015. Total RPD decreased 6% driven predominantly by lower rental rates, lower value-added revenues for some products and a change in customer mix from higher yielding corporate contracted rentals to lower yielding tour and leisure rentals, primarily due to a loss in market share among corporate contracted rental accounts, partially offset by a 3% increase in volume. Volume for U.S. RAC increased 1% for our airport business and increased 7% for our off airport business versus 2015, due primarily to increases in the number of insurance replacement rentals, due in part to vehicle damage as a result of severe weather conditions and manufacturers' recalls during 2016. The impact of transaction days counting methodology related to the integration of Dollar and Thrifty to the Hertz counter system and non-rental related declines in areas such as fuel-related and other value-added revenue had an approximately 2% unfavorable impact on pricing year over year. Off airport revenues comprised 27% of total revenues for the segment in 2016 and 25% for 2015.

DOE for U.S. RAC decreased $113 million, or 3%, primarily due to the following:

•	Vehicle related expenses decreased $36 million year over year primarily due to:

•
Decreased damage and short term maintenance expense of $23 million driven primarily by a $12 million decrease resulting from improved customer collections on damage claims resulting from process improvements and a $10 million decrease in the costs to prepare vehicles for turn-back due to a reduction in the number of program vehicles returned to the manufacturer year over year;

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

•
Other DOE decreased $9 million year over year primarily due to a net $41 million of information technology cost savings resulting from the previously announced initiatives, offset by a $16 million increase in restructuring expenses and a $5 million increase in bad debt expense.

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

Income before income taxes for U.S. RAC decreased $357 million, or 86%, in 2016 compared to 2015 due primarily to the impact of lower revenues, increased depreciation expense on our revenue earning vehicles and a $120 million impairment of the Dollar Thrifty tradenames. Additionally, there was a $23 million increase in SG&A for the segment, primarily due to costs associated with our information technology and finance transformation programs. The above were partially offset by the decrease in DOE as discussed above, an $11 million decrease in interest expense, net, and a $9 million settlement gain from an eminent domain case related to one of our U.S. airport locations.

Adjusted pre-tax income for U.S. RAC was $298 million in 2016 compared to $551 million in 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

International Rental Car

Our international vehicle rental operations have approximately 6,000 corporate and franchisee locations, comprised of 1,500 airport and 4,500 off airport locations in approximately 150 countries and regions including Australia, Canada, New Zealand and in the regions of Africa, Asia, The Caribbean, Europe, Latin America, and the Middle East.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of operations and our discussion and analysis for our International RAC segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Total revenues	$2,169	$2,097	$2,148	3%	(2)%
Direct vehicle and operating expenses	$1,273	$1,256	$1,251	1	—
Depreciation of revenue earning vehicles and lease charges, net	$416	$389	$398	7	(2)
Income (loss) before income taxes	$185	$(20)	$171	NM	NM
Adjusted pre-tax income (loss)(a)	$203	$194	$215	5	(10)
Transaction days (in thousands)(b)	50,301	48,627	47,860	3	2
Average vehicles(c)	178,100	173,400	168,700	3	3
Vehicle utilization(c)	77%	77%	78%	N/A	N/A
Total RPD (in whole dollars)(d)	$40.18	$40.74	$41.43	(1)	(2)
Total RPU (in whole dollars)(e)	$946	$952	$980	(1)	(3)
Net depreciation per unit per month (in whole dollars)(f)	$181	$176	$180	3	(2)
Program vehicles as a percentage of average vehicles at period end	34%	31%	33%	N/A	N/A
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
N/A - Not applicable
NM - Not meaningful

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Total revenues for International RAC increased $72 million, or 3%, in 2017 compared to 2016. Excluding the $33 million impact of foreign currency exchange rates, revenues increased $39 million or 2%, driven by a 3% increase in transaction days for the segment, due to volume growth in our value brands, partially offset by a 1% decrease in Total RPD.

DOE for International RAC increased $17 million in 2017 compared to 2016. Excluding the $17 million impact of foreign currency exchange rates, DOE was flat versus the prior year primarily due to a $18 million decrease in PLPD expense, offset by an increase of $22 million in transaction variable expenses, such as field compensation and concessions, due to higher rental volume in 2017 versus 2016. The decrease in PLPD expense primarily represents higher charges in 2016 resulting from adverse experience and case development and lower charges in 2017 as a result of utilizing a third party insurance carrier in a certain country.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $27 million, or 7%, in 2017 compared to 2016. Excluding the $6 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net increased $21 million, or 5%, primarily due to a 3% increase in average vehicles in 2017 compared to 2016 and higher per vehicle depreciation rates. Net depreciation per unit per month increased 3% to $181 from $176 for 2017 compared to 2016.

Income before income taxes for International RAC was $185 million in 2017 compared to a loss before income taxes of $20 million in 2016. The $205 million change year over year is primarily due to a $172 million goodwill impairment charge recorded in 2016 related to our operations in Europe with no comparable charges in 2017, and an increase in revenues discussed above. Also, we had other income in 2017 of $8 million primarily due to the pre-tax gain on the sale of our Brazil Operations, compared to other expense in 2016 of $19 million primarily related to an impairment of the net assets held for sale related to our Brazil operations. The increases year over year were partially offset by an increase in depreciation expense on our revenue earning vehicles discussed above, a $14 million increase in interest expense, net primarily related to the European Vehicle Notes which were issued in the second half of 2016, and an increase of $8 million in SG&A for the segment, primarily resulting from enhanced advertising efforts, partially offset by a reduction in litigation charges.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Adjusted pre-tax income for International RAC was $203 million in 2017 compared to $194 million in 2016. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

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

DOE for International RAC was virtually flat in 2016 compared to 2015. Excluding the $43 million impact of foreign currency exchange rates, DOE increased $48 million, or 4%, due to an increase in 2016 in PLPD expense of $22 million as a result of adverse experience and case development, a $17 million increase in 2016 in vehicle damage expense and a $16 million non-recurring credit recorded in 2015. The increases were partially offset by an $11 million decrease in bad debt, technology and reservation expenses and a $9 million decrease in fuel related expense in 2016 compared to 2015.

Depreciation of revenue earning vehicles and lease charges, net for International RAC decreased $9 million, or 2%, in 2016 compared to 2015. Excluding the $12 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net was virtually flat as a decline in residual values was partially offset by improved vehicle procurement, vehicle mix changes and optimized remarketing channels. Net depreciation per unit per month decreased 2% to $176 from $180 year over year, due to optimized fleet rotation and purchasing channels.

There was a loss before income taxes for International RAC of $20 million in 2016 compared to income before income taxes of $171 million in 2015. The $191 million decrease year over year is primarily due to a $172 million goodwill impairment charge related to our operations in Europe, a $18 million impairment of the net assets held for sale related to our Brazil operations and lower revenues. The above are partially offset by lower depreciation, a $23 million non-recurring charge to other expense in 2015 related to a French road tax matter and a $22 million decrease in SG&A, primarily resulting from $9 million of non-recurring expenses recorded in 2015 and an $8 million decrease in advertising expense.

Adjusted pre-tax income for International RAC was $194 million in 2016 compared to $215 million in 2015. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

All Other Operations

The All Other Operations segment is primarily comprised of our Donlen business, as such, our discussion is limited to Donlen.

Results of operations for this segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Total revenues	$640	$592	$583	8%	2%
Direct vehicle and operating expenses	$40	$22	$24	82	(8)
Depreciation of revenue earning vehicles and lease charges, net	$478	$459	$463	4	(1)
Income (loss) before income taxes	$68	$57	$55	19	4
Adjusted pre-tax income (loss)(a)	$80	$72	$68	11	6
Average vehicles - Donlen	204,300	174,900	164,100	17	7
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.

Donlen revenues were higher in 2017 compared to 2016 primarily due to an increase in its leasing and services volume driven by new business origination and existing customer growth. Increases in DOE were due to charges related to leases that commenced in 2017 and increases in vehicle depreciation were due to the growth of leased fleet.

In 2016 as compared to 2015, our Donlen business had higher revenues and decreases in vehicle depreciation, partially offset by increases in SG&A and interest expenses, resulting in a 22% increase in income before income taxes. Revenues increased primarily due to increased leasing volume. Vehicle depreciation was lower due to a reduced number of vehicles on lease by our customers in the oil and gas industry. The remaining increases and decreases in 2016 compared to 2015 are due to fluctuations in other business activities within the segment.

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

HERTZ

	Years Ended December 31,
(In millions)	2017	2016	2015
Adjusted pre-tax income (loss):
U.S. Rental Car	$13	$298	$551
International Rental Car	203	194	215
All Other Operations	80	72	68
Total reportable segments	296	564	834
Corporate(1)	(501)	(498)	(509)
Adjusted pre-tax income (loss)	(205)	66	325
Adjustments:
Acquisition accounting(2)	(62)	(65)	(87)
Debt-related charges(3)	(47)	(48)	(58)
Loss on extinguishment of debt(4)	(13)	(55)	—
Restructuring and restructuring related charges(5)	(22)	(53)	(84)
Sale of CAR Inc. common stock(6)	3	84	133
Impairment charges and asset write-downs(7)	(118)	(340)	(57)
Information technology and finance transformation costs(8)	(68)	(53)	—
Other(9)	(38)	(5)	(40)
Income (loss) before income taxes	$(570)	$(469)	$132

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

HERTZ GLOBAL

	Years Ended December 31,
(In millions)	2017	2016	2015
Adjusted pre-tax income (loss):
U.S. Rental Car	$13	$298	$551
International Rental Car	203	194	215
All Other Operations	80	72	68
Total reportable segments	296	564	834
Corporate(1)	(506)	(499)	(509)
Adjusted pre-tax income (loss)	(210)	65	325
Adjustments:
Acquisition accounting(2)	(62)	(65)	(87)
Debt-related charges(3)	(47)	(48)	(58)
Loss on extinguishment of debt(4)	(13)	(55)	—
Restructuring and restructuring related charges(5)	(22)	(53)	(84)
Sale of CAR Inc. common stock(6)	3	84	133
Impairment charges and asset write-downs(7)	(118)	(340)	(57)
Information technology and finance transformation costs(8)	(68)	(53)	—
Other(9)	(38)	(5)	(40)
Income (loss) before income taxes	$(575)	$(470)	$132

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets, and depreciation of property and equipment relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(4)
In 2017, primarily comprised of $6 million of early redemption premium and write-off of deferred financing costs associated with the redemption of the outstanding 4.25% Senior Notes due April 2018 and $7 million write-off of deferred financing costs associated with the termination of commitments under the Senior RCF. In 2016, amount represents $6 million of deferred financing costs written off as a result of terminating and refinancing various vehicle debt, $27 million in early redemption premiums associated with the redemption of all of the 7.50% Senior Notes due October 2018 and a portion of the 6.75% Senior Notes due April 2019 and $22 million of deferred financing costs and debt discount written off as a result of paying off the above Senior Notes and our Senior Credit Facilities.

(5)
Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs, which are shown separately in the table. For further information on restructuring charges, see Note 12, "Restructuring," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes $5 million, $8 million and $38 million of consulting costs and legal fees related to the previously disclosed accounting review and investigation in 2017, 2016 and 2015, respectively.

(6)	Represents the pre-tax gain on the sale of CAR Inc. common stock.

(7)
In 2017, primarily represents a $86 million impairment of the Dollar Thrifty tradenames and an impairment of $30 million related to an equity method investment. In 2016, primarily comprised of a $172 million impairment of goodwill associated with our vehicle rental operations in Europe, a $120 million impairment of the Dollar Thrifty tradenames, a $25 million impairment of certain tangible assets used in the U.S. RAC segment in conjunction with a restructuring program and a $18 million impairment of the net assets held for sale related to our Brazil operations. In 2015, primarily comprised of a $40 million impairment of an international tradename associated with our former equipment rental business, a $6 million impairment of the former Dollar Thrifty headquarters, a $5 million impairment of a building in the U.S. RAC Segment and a $3 million impairment of a corporate asset.

(8)
Represents costs associated with the Company's information technology and finance transformation programs, both of which are multi-year initiatives that commenced in 2016 to upgrade and modernize the Company's systems and processes.

(9)
Represents miscellaneous and non-recurring items. In 2017, primarily comprised of net expenses of approximately $16 million associated with the impact of the hurricanes and charges of $8 million associated with strategic financings, offset by a $6 million gain on the sale of our Brazil Operations and a return of capital from an equity method investment resulting in a $4 million gain. Also includes charges of $5 million relating to PLPD as a result of a terrorist event. For 2016, includes a $9 million settlement gain from an eminent domain case related to one of our airport locations. For 2015, includes a $23 million charge recorded in relation to a French road tax matter, $5 million of costs related to the integration of Dollar Thrifty and $5 million in relocation expenses incurred in connection with the relocation of the Company's corporate headquarters to Estero, Florida.

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

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
	2017	2016	2015	2017	2016	2015
Transaction days (in thousands)	140,382	142,268	138,590	50,301	48,627	47,860
Average vehicles	484,700	484,800	489,800	178,100	173,400	168,700
Number of days in period	365	366	365	365	366	365
Available car days (in thousands)	176,916	177,437	178,777	65,007	63,464	61,576
Vehicle utilization	79%	80%	78%	77%	77%	78%

(d)
Total RPD is calculated as total revenue less value-added service ("VAS") revenues related to retail vehicle sales, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates ("total rental revenue"), divided by the total number of transaction days. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. The calculation of total RPD is shown below.

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
($ In millions, except as noted)	2017	2016	2015	2017	2016	2015
Revenues	$5,994	$6,114	$6,286	$2,169	$2,097	$2,148
VAS retail vehicle sales revenue	(90)	(76)	(57)	—	—	—
Foreign currency adjustment(1)	—	—	—	(148)	(116)	(165)
Total rental revenue	$5,904	$6,038	$6,229	$2,021	$1,981	$1,983
Transaction days (in thousands)	140,382	142,268	138,590	50,301	48,627	47,860
Total RPD (in whole dollars)	$42.06	$42.44	$44.95	$40.18	$40.74	$41.43

(1)	Based on December 31, 2016 foreign currency exchange rates.

(e)
Total RPU is calculated as total rental revenue divided by the average vehicles in each period and then divided by the number of months in the period reported. The calculation of total RPU is shown below.

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
($ In millions, except as noted)	2017	2016	2015	2017	2016	2015
Total rental revenue	$5,904	$6,038	$6,229	$2,021	$1,981	$1,983
Average vehicles	484,700	484,800	489,800	178,100	173,400	168,700
Total revenue per unit (in whole dollars)	$12,181	$12,455	$12,717	$11,348	$11,424	$11,755
Number of months in period	12	12	12	12	12	12
Total RPU (in whole dollars)	$1,015	$1,038	$1,060	$946	$952	$980

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(f)
Net depreciation per unit per month represents the amount of average depreciation expense and lease charges, net per vehicle per month and is calculated as depreciation of revenue earning vehicles and lease charges, net, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates, divided by the average vehicles in each period and then dividing by the number of months in the period reported. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. The calculation of net depreciation per unit per month is shown below.

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
($ In millions, except as noted)	2017	2016	2015	2017	2016	2015
Depreciation of revenue earning vehicles and lease charges, net	$1,904	$1,753	$1,572	$416	$389	$398
Foreign currency adjustment(1)	—	—	—	(29)	(22)	(34)
Adjusted depreciation of revenue earning vehicles and lease charges, net	$1,904	$1,753	$1,572	$387	$367	$364
Average vehicles	484,700	484,800	489,800	178,100	173,400	168,700
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by average vehicles (in whole dollars)	$3,928	$3,616	$3,209	$2,173	$2,116	$2,158
Number of months in period	12	12	12	12	12	12
Net depreciation per unit per month (in whole dollars)	$327	$301	$267	$181	$176	$180

(1)	Based on December 31, 2016 foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

As of December 31, 2017, we had $1.1 billion of cash and cash equivalents and $432 million of restricted cash. Of these amounts as of December 31, 2017, $206 million of cash and cash equivalents and $76 million of restricted cash was held by our subsidiaries outside of the U.S. If not in the form of loan repayments, repatriation of some of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund operating requirements for the next twelve months.

Cash Flows - Hertz

As of December 31, 2017, Hertz had cash and cash equivalents of $1.1 billion, an increase of $256 million from $816 million as of December 31, 2016. The following table summarizes the net change in cash and cash equivalents for the periods shown:

	Years Ended December 31,			2017 vs. 2016	2016 vs. 2015
(In millions)	2017	2016	2015	$ Change	$ Change
Cash provided by (used in):
Operating activities	$2,399	$2,530	$2,776	$(131)	$(246)
Investing activities	(3,147)	(1,996)	(2,647)	(1,151)	651
Financing activities	983	(184)	(101)	1,167	(83)
Effect of exchange rate changes	21	(8)	(28)	29	20
Net change in cash and cash equivalents	$256	$342	$—	$(86)	$342

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year ended December 31, 2017 compared with year ended December 31, 2016

There was a reduction of cash inflows of $86 million from net income excluding non-cash items and a $45 million increase in cash outflows from working capital accounts year over year. The change from working capital accounts was due primarily to a $153 million decrease in cash due in part to lower PLPD expenses during the 2017 period and lower liabilities for certain litigation matters. The above was partially offset by a $108 million increase in cash due in part to lower receivables due to timing.

There was a $1.2 billion increase in the use of cash for investing activities year over year primarily due to the following:

•	a decrease in proceeds from the sale of revenue earning vehicles of $1.0 billion due to fewer program vehicles returned to the manufacturer year over year;

•	a decrease in proceeds from the sale of CAR Inc. common stock of $258 million;

•	a net decrease in the change in restricted cash and cash equivalents of $199 million due primarily to timing of receipts from vehicle manufacturers;

•	an increase in cash outflows for capital assets of $39 million due primarily to expenditures for information technology; and

•	a decrease in proceeds from the sale of property and other equipment of $38 million due in part to the sale of our previous corporate headquarters building in 2016.
The above were partially offset by the following sources of cash from investing activities:

•	a decrease in cash outflows of $276 million for the purchase of revenue earning vehicles as the Company focused on managing its fleet size; and

•	net proceeds of $94 million received from the sale of our Brazil operations in 2017.

There were net cash inflows of $983 million from financing activities in 2017, versus net cash outflows of $184 million in the prior year, primarily due to uses of cash in 2016 related to the repayment and termination of the Senior Term Facility and the Senior ABL Facility in connection with the Spin-Off. Additionally, there was a $2.1 billion transfer from discontinued operations in the prior year also in connection with the Spin-Off.

Year ended December 31, 2016 compared with year ended December 31, 2015

Cash from operating activities decreased $246 million during the year ended December 31, 2016 compared to 2015 primarily due to a $121 million reduction in net income excluding non-cash items, and a $125 million change in working capital period over period. The decrease is primarily due to a $112 million increase in our non-vehicle receivables balance at December 31, 2016 compared to December 31, 2015. The increase in our non-vehicle receivables was related to the timing of when payments were received on open rental agreements and credit cards, as well as an increase in other receivables year over year.

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

Cash Flows - Hertz Global

As of December 31, 2017, Hertz Global had cash and cash equivalents of $1.1 billion, an increase of $256 million from $816 million as of December 31, 2016. The following table summarizes the net change in cash and cash equivalents for the periods shown:

	Years Ended December 31,			2017 vs. 2016	2016 vs. 2015
(In millions)	2017	2016	2015	$ Change	$ Change
Cash provided by (used in):
Operating activities	$2,394	$2,529	$2,776	$(135)	$(247)
Investing activities	(3,147)	(1,996)	(2,380)	(1,151)	384
Financing activities	988	(183)	(368)	1,171	185
Effect of exchange rate changes	21	(8)	(28)	29	20
Net change in cash and cash equivalents	$256	$342	$—	$(86)	$342

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global, as noted in the Hertz discussion above, and cash outflows by Hertz Global for the purchase of treasury shares. There were no purchases of treasury shares by Hertz Global during 2017. Cash used in financing activities by Hertz Global for the purchase of treasury shares was $100 million and $605 million for the years ended December 31, 2016 and 2015, respectively.

Financing

Our primary liquidity needs include servicing of vehicle and non-vehicle debt, the payment of operating expenses and capital projects and purchases of revenue earning vehicles to be used in our operations. Our primary sources of funding are operating cash flows, cash received on the disposal of revenue earning vehicles, borrowings under our revolving credit facilities and access to the credit markets. See Note 7, "Debt," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" ("Note 7") for complete disclosures and definitions related to our debt obligations.

Net Non-Vehicle Debt and Senior RCF Availability

In 2017, through a combination of various financing transactions, we increased non-vehicle debt from $3.9 billion to $4.4 billion. Such financing transactions included the following:

•
Issued $1.25 billion in aggregate principal amount of Senior Second Priority Secured Notes, with a portion of the proceeds used to repay $700 million of then outstanding senior unsecured notes with near-term maturities.

•
Terminated commitments by $533 million with a portion of the proceeds of the Senior Second Priority Secured Notes and amended our Senior Facilities creating immediate debt incurrence capacity of $542 million as of the date of such amendment under the $2.4 billion credit facilities basket contained in our Senior Facilities as long as such debt incurred is, among other things, junior to the Company’s first-lien debt; and

•	Entered into a standalone $400 million Letter of Credit Facility.

Details of our corporate liquidity were as follows:

(In millions)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$1,072	$816
Availability under the Senior RCF	552	1,130
Corporate liquidity	$1,624	$1,946

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decline in corporate liquidity was primarily due to funding our operations and the acquisition of non-vehicle capital assets.

Vehicle Debt

We group our discussion of vehicle debt financing facilities below by reportable segment. During 2017, the following transactions occurred with respect to our vehicle debt financing facilities:

U.S. RAC

•	The aggregate principal amount of medium term notes outstanding increased from $4.0 billion to $4.8 billion; and

•	Remaining capacity under various U.S. RAC revolving vehicle debt financing facilities increased from $787 million to $1.8 billion.

International RAC

•	Remaining capacity under various International RAC revolving vehicle debt financing facilities decreased from $534 million to $437 million.

All Other Operations - Donlen

•	Increased the aggregate principal amount of HFLF medium term notes outstanding from $877 million to $963 million; and

•	Remaining capacity under revolving vehicle debt facilities associated with the Donlen business increased from $90 million to $120 million.

As illustrated in the discussion above and in Note 7, we are highly leveraged, and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions. For a discussion of the risks associated with our high leverage, see Item 1A, "Risk Factors" in this 2017 Annual Report.

Cash paid for interest during 2017 was $291 million for interest on vehicle debt and $291 million for interest on non-vehicle debt.

Substantially all of our revenue earning vehicles and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. None of such assets are available to satisfy the claims of our general creditors.

Our total liquidity as of December 31, 2017 consisted of cash and cash equivalents, unused commitments under our Senior RCF and unused commitments under our vehicle debt, see "Borrowing Capacity and Availability" and "Letters of Credit" in Note 7. The Company’s practice is to maintain sufficient total liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse effect on its operations resulting from adverse financial market conditions.

In January 2018, we issued $1.0 billion of HVF II Series 2018-1 Notes to third parties, utilizing the proceeds to decrease amounts outstanding under our revolving HVF II Series 2013-A Notes. See Note 22, "Subsequent Events," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for additional information.

Approximately $2.2 billion of vehicle debt and $25 million of non-vehicle debt will mature during the twelve months following the issuance of this 2017 Annual Report ("the next twelve months") and the Company will need to refinance a portion of the debt. We have reviewed the maturing debt obligations and determined that it is probable that the Company will be able, and has the intent, to repay or refinance these facilities at such times as the Company determines

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

Covenants

The indentures for the Senior Notes and the Senior Second Priority Secured Notes contain covenants that, among other things, limit or restrict the ability of the Hertz credit group to incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions to parent entities of Hertz and other persons outside of the Hertz credit group), make investments, create liens, transfer or sell assets, merge or consolidate, and enter into certain transactions with Hertz's affiliates that are not members of the Hertz credit group.

Certain of the Company's other debt instruments and credit facilities (including the Senior Facilities and the Letter of Credit Facility) contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, share repurchases or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures, or engage in certain transactions with certain affiliates.

The Senior RCF and the Letter of Credit Facility contain a financial maintenance covenant applicable to such facilities. Such covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing such facilities (together, the "Senior Credit Agreement"), as of the last day of any fiscal quarter following and including fiscal quarter ending December 31, 2017 (the "Covenant Leverage Ratio"), may not exceed a ratio of 3.00 to 1.00.

At December 31, 2017, Hertz was in compliance with the Covenant Leverage Ratio with a ratio of 1.90 to 1.00, as calculated in accordance with the Senior Credit Agreement. Consolidated EBITDA, as defined in the Senior Credit Agreement, is a component of the calculation of the Covenant Leverage Ratio and is a non-GAAP financial measure that is not a measure of operating results, but instead is a measure used to determine compliance with the Covenant Leverage Ratio under the Senior Credit Agreement. Consolidated EBITDA is generally defined in the Senior Credit Agreement as consolidated net income plus the sum of income taxes, non-vehicle interest expense, non-vehicle depreciation and amortization expense, and non-cash charges or losses, as further adjusted for certain other items permitted in calculating covenant compliance under the Senior RCF and the Letter of Credit Facility, including add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves.

Based on available liquidity from our expected operating results, the Senior RCF and other financing arrangements, Hertz expects to continue to be in compliance with the Covenant Leverage Ratio for at least the next twelve months.

Guarantees

Hertz's obligations under the indentures for the Senior Notes and the Senior Second Priority Secured Notes are guaranteed by each of its direct and indirect U.S. subsidiaries that is a guarantor under the Senior Facilities. The guarantees of all of the subsidiary guarantors may be released to the extent such subsidiaries no longer guarantee our Senior Facilities in the United States.

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

In the event of a bankruptcy of a vehicle manufacturer, our liquidity could be impacted by several factors including reductions in fleet residual values and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, the program vehicles manufactured by any such company would need to be removed from our financing facilities or re-designated as non-program vehicles, which would require us to furnish additional credit enhancement associated with these program vehicles. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed and asset-based financing, see Item 1A, "Risk Factors" included in this 2017 Annual Report.

We rely significantly on asset-backed and asset-based financing arrangements to purchase vehicles for our U.S. and international vehicle rental fleet. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control, including proposed and adopted SEC (and other federal agency) rules and regulations, other legislative and administrative developments, as well as rating agencies' methodologies. In this regard, there continues to be uncertainty regarding the potential impact of various SEC rules and regulations governing asset-backed securities and additional requirements contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act (including risk retention requirements) and the Basel III regulatory capital rules, a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk. While we will continue to monitor these developments and their impact on our ABS program, such rules and regulations may impact our ability and/or desire to engage in asset-backed financings in the future. For further information concerning our asset-backed financing programs and our indebtedness, see Note 7. For a discussion of the risks associated with our reliance on asset-backed and asset-based financing and the significant amount of indebtedness, see Item 1A, "Risk Factors" in this 2017 Annual Report.

Capital Expenditures

Revenue Earning Vehicle Expenditures

In preparation for our peak season, we typically incur higher capital expenditures during the second quarter than during the rest of the year. Additionally, disposal proceeds are usually higher during the first half of the year due to favorable demand and pricing.

The table below sets forth our revenue earning vehicle expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2017	$(10,596)	$7,653	$(2,943)
2016	(10,872)	8,679	(2,193)
2015	(11,266)	8,676	(2,590)

The table below sets forth net capital expenditures for revenue earning vehicles by segment for the periods shown:

Cash inflow (cash outflow)	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
($ In millions)	2017	2016	2015	$ Change	% Change	$ Change	% Change
U.S. Rental Car	$(1,877)	$(1,335)	$(1,593)	$(542)	41%	$258	(16)%
International Rental Car	(518)	(346)	(443)	(172)	50	97	(22)
All other operations segment	(548)	(512)	(554)	(36)	7	42	(8)
Total	$(2,943)	$(2,193)	$(2,590)	$(750)	34	$397	(15)

As further described in Note 2, "Significant Accounting Policies," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data” we revised our consolidated statements of cash flows to decrease revenue earning vehicles expenditures and decrease proceeds from disposals of revenue earning vehicles by $85 million and $120 million in the International Rental Car

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

segment for the years ended December 31, 2016 and 2015, respectively. This revision had no impact on net capital expenditures for revenue earning vehicles for the segment.

Year ended December 31, 2017 compared with year ended December 31, 2016

In 2017, net expenditures on revenue earning vehicles increased by $750 million, primarily due to a lower number of disposals of program vehicles in our U.S. RAC segment, partially offset by a lower quantity of vehicles purchased in 2017 as the Company focused on managing its fleet size.

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

Capital Assets, non-fleet

The table below sets forth our capital asset expenditures, non-fleet, and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Capital Assets, Non-Fleet
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2017	$(173)	$21	$(152)
2016	(134)	59	(75)
2015	(250)	107	(143)

The table below sets forth capital asset expenditures, non-fleet, net of disposal proceeds, by segment for the periods shown:

Cash inflow (cash outflow)	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
($ In millions)	2017	2016	2015	$ Change	% Change	$ Change	% Change
U.S. Rental Car	$(78)	$(31)	$(57)	$(47)	152%	$26	(46)%
International Rental Car	(20)	(18)	(32)	(2)	11	14	(44)
All other operations	(5)	(8)	(2)	3	(38)	(6)	300
Corporate	(49)	(18)	(52)	(31)	172	34	(65)
Total	$(152)	$(75)	$(143)	$(77)	103	$68	(48)

Share Repurchase Program - Hertz Global

As of December 31, 2017, Hertz Holdings has repurchased two million shares for an aggregate purchase price of $100 million under the 2016 share repurchase program. There were no shares repurchased by Hertz Holdings under this program during 2017. The approximate dollar value of shares that may yet be purchased under the 2016 share repurchase program is $295 million. Since Hertz Holdings does not conduct business itself, it primarily funds repurchases of its common stock using dividends from Hertz or amounts borrowed under the master loan agreement. The credit agreements governing Hertz's Senior Facilities and Letter of Credit Facility restrict Hertz's ability to make dividends and certain payments, including payments to Hertz Holdings for share repurchases.

CONTRACTUAL OBLIGATIONS

The following table details our contractual cash obligations for debt and related interest payable, operating leases and concession agreements, commitments to purchase vehicles, tax liability for uncertain tax positions and related interest

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and other purchase obligations as of December 31, 2017:

		Payments Due by Period
(In millions)	Total	2018	2019 to 2020		2021 to 2022	After 2022
Vehicles:
Debt Obligation(a)	$10,471	$1,697	$6,018	(b)	$1,756	$1,000	(b)
Interest on Debt(c)	878	327	428		117	6
Non-Vehicle:
Debt Obligation(a)	4,476	25	728		2,278	1,445
Interest on debt(c)	1,309	285	566		353	105
Operating leases and concession agreements(d)	2,265	435	682		423	725
Commitments to purchase vehicles(e)	7,237	7,237	—		—	—
Purchase obligations and other(f)	304	179	95		13	17
Total	$26,940	$10,185	$8,517		$4,940	$3,298

(a)	Amounts represent the nominal value of debt obligations.

(b)
In January 2018, we issued the HVF II Series 2018-1 Notes to third parties in an aggregate principal amount of $1.0 billion as further described in Note 22, "Subsequent Events" to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data". The proceeds of this issuance were used to repay amounts outstanding under our revolving HVF II Series 2013‑A Notes. The payments by period of vehicle debt obligations reflect the impact of these transactions.

(c)
Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and applicable interest rates on the debt. The payments by period of of interest on vehicle debt reflect the impact of the January 2018 transactions.

(d)
Includes obligations under various concession agreements, which provide for payment of rents and a percentage of revenue with a guaranteed minimum, and lease agreements for real estate, revenue earning vehicles and office and computer equipment. Such obligations are reflected to the extent of their minimum non-cancelable terms. See Note 11, "Leases," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

(e)	As of December 31, 2017, this represents fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements.

(f)
Purchase obligations and other represent agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction, as well as liabilities for uncertain tax positions and other liabilities, and excludes any obligations to employees. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts that state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Of the total purchase obligations, $10 million and $7 million, respectively, represent our tax liability for uncertain tax positions and related net accrued interest and penalties.

The table excludes our pension and other postretirement benefit obligations as disclosed in Note 8, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

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

As described in Note 3, "Discontinued Operations" to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data", the Separation and Distribution Agreement with Herc Holdings in connection with the Spin-Off contains mutual indemnification clauses and a customary indemnification provision with respect to liability arising out of or resulting from assumed legal matters.

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

Environmental

We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which we may be held responsible could be substantial. The probable expenses that we expect to incur for such matters have been accrued, and those expenses are reflected in our consolidated financial statements. As of December 31, 2017 and 2016, the aggregate amounts accrued for environmental liabilities including liability for environmental indemnities, reflected in our consolidated balance sheets in "Accrued liabilities" were $2 million and $2 million, respectively. The accrual generally represents the estimated cost to study potential environmental issues at sites deemed to require investigation or clean-up activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the sites. For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation).

EMPLOYEE RETIREMENT BENEFITS

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to expenses that are dependent on assumptions discussed in Note 8, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Our 2017 worldwide pre-tax pension benefit is $1 million, which represents a decrease in expense of $4 million from 2016. In general, pension expense decreased in 2017 compared to 2016 primarily due to a decrease in interest cost year over year and lower settlement losses in 2017.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of the Hertz Retirement Plan, in which most domestic employees participate, decreased in December 31, 2017, compared with December 31, 2016. We did not contribute to the Hertz Retirement Plan during

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2017. We do not anticipate contributing to the Hertz Retirement Plan during 2018. For the international plans, we anticipate contributing $2 million during 2018. The level of 2018 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

We participate in several "multiemployer" pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows. For a discussion of the risks associated with our pension plans, see Item 1A, "Risk Factors” in this 2017 Annual Report.

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

The following accounting policies involve a higher degree of judgment and complexity in their application, and therefore, represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting policies, as well as our significant accounting policies, see Note 2, "Significant Accounting Policies," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Revenue Earning Vehicles

Our principal assets are revenue earning vehicles, which represented approximately 57% of our total assets as of December 31, 2017. Revenue earning vehicles consists of vehicles utilized in our vehicle rental operations and our Donlen business. For the year ended December 31, 2017, 34% of the vehicles purchased for our combined U.S. and International vehicle rental fleets were program vehicles, which are subject to repurchase by automobile manufacturers under contractual repurchase and guaranteed depreciation programs, subject to certain manufacturers' vehicle condition and mileage requirements, at a specific price during a specified time period. These programs limit our residual risk with respect to vehicles purchased under these programs. Incentives received from the manufacturers for purchases of vehicles reduce the cost. For all other vehicles, we use historical experience, industry residual value guidebooks and the monitoring of market conditions, to set depreciation rates. Generally, when revenue earning vehicles are acquired outside of a vehicle repurchase program, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage) and the targeted age of vehicles at the time of disposal. We also estimate the residual value of the applicable revenue earning vehicles at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used vehicle sales can also be affected by external factors such as the economy, natural disasters, fuel prices, used vehicle supply levels, and incentives offered by manufacturers of new vehicles. These key factors are considered when estimating future residual values. Depreciation rates are adjusted prospectively through the remaining expected life. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning vehicles in response to changing market conditions. Upon disposal of revenue earning vehicles, depreciation expense is adjusted for any

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

See Note 5, "Revenue Earning Vehicles," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

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

See Note 16, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Recoverability of Goodwill and Indefinite-lived Intangible Assets

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event, we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using level 3 inputs under the GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including projected revenues, royalty rates and discount rates. We believe our valuation techniques and assumptions are reasonable for this purpose. On January 1, 2017, we prospectively adopted guidance that eliminates the second step of the two-step goodwill impairment test, otherwise, we have not materially changed our methodology for valuing goodwill and indefinite-lived intangible assets.

For goodwill, we determine the fair value using an income approach based on the discounted cash flows of each reporting unit. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated into a single reporting unit when they have similar economic characteristics. The Company has four reporting units: U.S. Rental Car, Europe Rental Car, Other International Rental Car and Donlen. Key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections, tax rates and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Our cash flow projections represent management's most recent planning assumptions, which are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings. Terminal value rates are determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates.

Our indefinite-lived intangible assets primarily consist of the Hertz, Dollar and Thrifty tradenames. For tradenames, we determine the fair value using a relief from royalty approach, which utilizes our revenue projections for each asset along with assumptions for royalty rates, tax rates and the WACC.

A significant decline in projected revenues, projected cash flows or discount rates (the WACC) used to determine fair value could result in an impairment charge.

In performing its annual test as of October 1, 2016, the Company concluded there was an impairment of goodwill in its International Rental Car segment associated with its vehicle rental operations in Europe and recorded a charge of $172 million. The Company also concluded there was an impairment of the Dollar Thrifty tradenames and recorded a charge of $120 million in its U.S. Rental Car segment.

In 2017, as a result of declines in revenue and profitability of the Company and a decline in the share price of Hertz Global's common stock, the Company tested the recoverability of its goodwill and indefinite-lived intangible assets as of June 30, concluded that there was an impairment of the Dollar Thrifty tradenames in its U.S. Rental Car segment and recorded a charge of $86 million. The impairment was largely due to a decrease in long-term revenue projections coupled with an increase in the weighted average cost of capital. Subsequent to recording the impairment charge, the carrying value of the Dollar Thrifty tradename was approximately $934 million, representing its estimated fair value. A change of 1 percentage point to the weighted average cost of capital assumption used in the impairment analysis would have impacted the impairment charge by approximately $80 million.

The Company also tested the recoverability of its goodwill and indefinite-lived intangible assets as of October 1, 2017, its annual test date, the results of which indicated that the estimated fair value of each reporting unit and tradename was in excess of its carrying value by more than 20% in all instances, therefore, the Company concluded there was no impairment. See Note 6, "Goodwill and Intangible Assets," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

Long-lived Assets, Including Finite-lived Intangible Assets

Finite-lived intangible assets include concession agreements, technology, customer relationships, and other intangibles. Long-lived assets and intangible assets with finite lives, including technology-related intangibles, are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to fifty years and two to twenty years, respectively. Long-lived assets and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying value or estimated fair value less costs to sell.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The TCJA lowered the statutory corporate tax rate to 21 percent. The effect of this change in tax rate is recognized in the statement of operations in the period that includes the enactment date, the fourth quarter of 2017. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(including the rate change enacted by the TCJA) and changes to the global mix of operating results will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. We have recorded a deferred tax asset for unutilized net operating loss carryforwards in various tax jurisdictions. Upon utilization, the taxing authorities may examine the positions that led to the generation of those net operating losses. If the utilization of any of those losses are disallowed, a deferred tax liability may have to be recorded.

Related to the TCJA, we have not yet made a policy election with respect to our treatment of potential GILTI as permitted under SAB 118. Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. We are still in the process of analyzing the provision of the TCJA associated with GILTI and our expected impact of GILTI in the future. In addition, we continue to evaluate whether to assert indefinite reinvestment on a part or all of our foreign earnings as of December 31, 2017 and will record the tax effects of any change in our provisional amounts in accordance with guidance issued under SAB 118.

See Note 13, "Income Tax (Provision) Benefit," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

Stock Based Compensation

Effective January 1, 2017, our board of directors adopted the 2017 EICP which provides for PSUs where the service inception date precedes the grant date. The fair value is based on the anticipated number of shares awarded and the quoted price of our shares at each reporting date up to the grant date. Compensation charges accumulate as a liability until the grant date, at which time the liability will be reclassified to equity. Additionally, under the 2016 Omnibus Plan, we issued PSAs with graded vesting where the compensation expense is recognized ratably over the requisite service period for each separately vesting tranche of the award.

The cost of employee services received in exchange for an award of equity instruments is based on the grant date fair value of the award. The compensation expense for stock options, RSUs and PSUs is recognized ratably over the vesting period. In addition to service vesting conditions, PSUs may have additional vesting conditions which call for the number of units that will be awarded based on achievement of certain pre-determined performance goals as defined in the applicable award agreements, over the applicable measurement period. We estimated the fair value of options issued at the grant date using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected term, dividend yield, and risk-free interest rate. These factors combined with the stock price on the date of grant result in a fixed expense which is recorded on a straight-line basis over the vesting period.

The assumed volatility for Hertz Holdings common stock is based on historical stock price data. The assumed dividend yield is zero. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected term of the options, as of the grant dates. The non-cash stock-based compensation expense associated with the Hertz Global Holdings, Inc. Stock Incentive Plan (“Stock Incentive Plan”) the Hertz Global Holdings, Inc. Director Stock Incentive Plan (“Director Plan”) and the Hertz Global Holdings, Inc. 2016 Omnibus Incentive Plan (“Omnibus Plan”) are recorded at the Hertz level. See Note 9, "Stock-Based Compensation," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, "Significant Accounting Policies," — "Recently Issued Accounting Pronouncements," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see “Item 1—Business—Risk Management” in this 2017 Annual Report.

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

Interest Rate Risk

We have a significant amount of debt with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on LIBOR, Euro inter-bank offered rate (“EURIBOR”) or their equivalents for local currencies or bank conduit commercial paper rates plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. See Note 7, "Debt," to the Notes to our consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio and cash equivalents and investments as of December 31, 2017, our pre-tax operating results would decrease by an estimated $44 million over a twelve-month period.

From time to time, we may enter into interest rate swap agreements and/or interest rate cap agreements to manage interest rate risk and our mix of fixed and floating rate debt. As of December 31, 2017, we do not have material exposures resulting from our interest rate swap agreements or interest rate cap agreements.

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

We also manage exposure to fluctuations in currency risk on cross currency intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time of the loans are entered which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. As of December 31, 2017, we do not have material exposures resulting from foreign currency forward contracts.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

We do not hedge our operating results against currency movement as they are primarily translational in nature. Using foreign currency forward rates as of December 2017, we expect revenue to be positively impacted by approximately 1% over a twelve-month period. Additionally, each 1% point change in foreign currency movements is estimated to impact our adjusted pre-tax income by an estimated $1 million over a twelve-month period.

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

Other Income Tax Related Matters

In January 2006, we implemented an LKE Program for our U.S. vehicle rental business (the "U.S. Rental Car LKE Program"). Pursuant to the program, we dispose of vehicles and acquire replacement vehicles in a form intended to allow such dispositions and replacements to qualify as tax-deferred "like-kind exchanges" pursuant to section 1031 of the Internal Revenue Code. The program has resulted in deferral of federal and state income taxes for fiscal years 2006 through 2009 and 2013 through 2017, and part of 2010 and 2012. These programs allow tax deferral if a qualified replacement asset is acquired within a specific time period after asset disposal. Accordingly, if a qualified replacement asset is not purchased within this limited time period, taxable gain is recognized. Over the last few years, for strategic purposes, such as cash management, we have recognized some taxable gains in the programs.

The TCJA repealed the LKE deferral rules as applicable to personal property, including rental vehicles. There is a limited transition rule for exchanges that began prior to enactment, but will not be completed until 2018. To offset the detriment of LKE repeal for personal property, we will utilize the increases to existing first-year depreciation from 50 percent to 100 percent (“bonus depreciation”) under the TCJA. Generally, the bonus depreciation percentage is increased for property acquired and placed in service after September 27, 2017, and before January 1, 2023. At that point, a progressive step-down in bonus depreciation begins, with 80 percent permitted in 2023, 60 percent in 2024, 40 percent in 2025, and 20 percent in 2026. Property that is acquired prior to September 28, 2017, but placed in service after September 27, 2017, remains subject to the bonus depreciation percentage in place prior to enactment of the new law (i.e., 50 percent for property placed in service in 2017, 40 percent in 2018, and 30 percent in 2019). The acquisition date for property acquired pursuant to a binding written contract is the date of such contract.
Given the repeal of LKE and uncertainty surrounding bonus depreciation, we could incur material cash tax payments in the future.
During 2017, Hertz Global identified a new 5 percent shareholder of its common stock that resulted in a change in control as that term is defined in Section 382 of the Internal Revenue Code. Due to the net unrealized built-in gains from its like-kind exchange programs, Hertz Global does not anticipate that this will have an impact on its taxes or that it will lose any of its net operating losses.
In connection with the Spin-Off in 2016, Herc Holdings received a private letter ruling from the IRS to the effect that, subject to the accuracy of and compliance with certain representations, assumptions and covenants, (i) the Spin-Off will qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code, and (ii) the internal spin-off transactions will qualify as tax-free under Section 355 of the Code. A private letter ruling from the IRS generally is binding on the IRS. However, the IRS ruling did not rule that the Spin-Offs satisfied every requirement for a tax-free spin-off, and Herc Holdings and Hertz Global relied solely on opinions of professional advisors to determine that such additional requirements were satisfied. The ruling and the opinions relied on certain facts, assumptions, representations and undertakings from Herc Holdings and Hertz Holdings regarding the past and future conduct of the companies’

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect or not otherwise satisfied, Herc Holdings and Hertz Global, and their affiliates may not be able to rely on the ruling or the opinions of tax advisors and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax advisors, the IRS could determine on audit that the Spin-Offs and related transactions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for any other reason, including as a result of certain significant changes in the stock ownership of Herc Holdings or Hertz Global after the Spin-Off. If the Spin-Offs or related transactions are determined to be taxable for U.S. federal income tax purposes, Herc Holdings and Hertz Global and, in certain cases, their stockholders (at the time of the Spin-Off) could incur significant U.S. federal income tax liabilities, including taxation on the value of the Hertz Global stock distributed in the Spin-Off and the value of other companies distributed in the internal Spin-Off transactions, and Hertz Global could incur significant liabilities, either directly to the tax authorities or under a Tax Matters Agreement entered into with Herc Holdings.
The IRS completed its audit of the Company's 2007 to 2009 and surveyed 2010 and 2011 tax returns and had no changes to the previously-filed tax returns. Currently, the Company's 2014 and 2015 tax years are under audit by the IRS.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Hertz Global Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hertz Global Holdings, Inc. and its subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedules of (i) condensed financial information of Hertz Global Holdings, Inc. as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 and (ii) valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) risk assessment, as the Company did not effectively design and maintain controls in response to the risks of material misstatements. The risk assessment material weakness contributed to additional material weaknesses related to (ii) ineffective controls over certain information technology systems that are relevant to the preparation of the consolidated financial statements and (iii) the accounting for income taxes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Certified Public Accountants
Miami, Florida
February 27, 2018

We have served as the Company’s or its predecessor’s auditor since 1994.

THE HERTZ CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
The Hertz Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Hertz Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) risk assessment, as the Company did not effectively design and maintain controls in response to the risks of material misstatements. The risk assessment material weakness contributed to additional material weaknesses related to (ii) ineffective controls over certain information technology systems that are relevant to the preparation of the consolidated financial statements and (iii) the accounting for income taxes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and

THE HERTZ CORPORATION AND SUBSIDIARIES

disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Certified Public Accountants
Miami, Florida
February 27, 2018

We have served as the Company’s auditor since 1994.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1,072	$816
Restricted cash and cash equivalents:
Vehicle	386	235
Non-vehicle	46	43
Total restricted cash and cash equivalents	432	278
Receivables:
Vehicle	531	546
Non-vehicle, net of allowance of $33 and $42, respectively	834	737
Total receivables, net	1,365	1,283
Prepaid expenses and other assets	687	578
Revenue earning vehicles:
Vehicles	14,574	13,655
Less accumulated depreciation	(3,238)	(2,837)
Total revenue earning vehicles, net	11,336	10,818
Property and equipment:
Land, buildings and leasehold improvements	1,233	1,165
Service equipment and other	763	724
Less accumulated depreciation	(1,156)	(1,031)
Total property and equipment, net	840	858
Other intangible assets, net	3,242	3,332
Goodwill	1,084	1,081
Assets held for sale	—	111
Total assets(a)	$20,058	$19,155
LIABILITIES AND EQUITY
Accounts payable:
Vehicle	$294	$258
Non-vehicle	652	563
Total accounts payable	946	821
Accrued liabilities	920	980
Accrued taxes, net	160	165
Debt:
Vehicle	10,431	9,646
Non-vehicle	4,434	3,895
Total debt	14,865	13,541
Public liability and property damage	427	407
Deferred income taxes, net	1,220	2,149
Liabilities held for sale	—	17
Total liabilities(a)	18,538	18,080
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 86 and 85 shares issued and 84 and 83 shares outstanding	1	1
Additional paid-in capital	2,243	2,227
Accumulated deficit	(506)	(882)
Accumulated other comprehensive income (loss)	(118)	(171)
	1,620	1,175
Treasury Stock, at cost, 2 shares and 2 shares	(100)	(100)
Total equity	1,520	1,075
Total liabilities and equity	$20,058	$19,155
(a) The Company's consolidated total assets as of December 31, 2017 and December 31, 2016 include total assets of variable interest entities (“VIEs”) of $524 million and $454 million, respectively, which can only be used to settle obligations of the VIEs. The Company's consolidated total liabilities as of December 31, 2017 and December 31, 2016 include total liabilities of VIEs of $524 million and $454 million, respectively, for which the creditors of the VIEs have no recourse to the Company. See "Special Purpose Entities" in Note 7, "Debt" for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Worldwide vehicle rental	$8,163	$8,211	$8,434
All other operations	640	592	583
Total revenues	8,803	8,803	9,017
Expenses:
Direct vehicle and operating	4,958	4,932	5,055
Depreciation of revenue earning vehicles and lease charges, net	2,798	2,601	2,433
Selling, general and administrative	880	899	873
Interest expense, net:
Vehicle	331	280	253
Non-vehicle	306	344	346
Total interest expense, net	637	624	599
Goodwill and intangible asset impairments	86	292	40
Other (income) expense, net	19	(75)	(115)
Total expenses	9,378	9,273	8,885
Income (loss) from continuing operations before income taxes	(575)	(470)	132
Income tax (provision) benefit	902	(4)	(17)
Net income (loss) from continuing operations	327	(474)	115
Net income (loss) from discontinued operations	—	(17)	158
Net income (loss)	$327	$(491)	$273

Weighted average shares outstanding:
Basic	83	84	90
Diluted	83	84	91

Earnings (loss) per share - basic and diluted:
Basic earnings (loss) per share from continuing operations	$3.94	$(5.65)	$1.28
Basic earnings (loss) per share from discontinued operations	—	(0.20)	1.75
Basic earnings (loss) per share	$3.94	$(5.85)	$3.03

Diluted earnings (loss) per share from continuing operations	$3.94	$(5.65)	$1.26
Diluted earnings (loss) per share from discontinued operations	—	(0.20)	1.74
Diluted earnings (loss) per share	$3.94	$(5.85)	$3.00
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$327	$(491)	$273
Other comprehensive income (loss):
Foreign currency translation adjustments	14	(16)	(87)
Unrealized holding gains (losses) on securities	—	12	—
Reclassification of realized gain on securities to other (income) expense	(3)	(9)	—
Reclassification of foreign currency items to other (income) expense, net	8	—	(42)
Net gain (loss) on defined benefit pension plans	40	(30)	(23)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	6	11	9
Total other comprehensive income (loss) before income taxes	65	(32)	(143)
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	(10)	7	15
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(2)	(4)	(2)
Total other comprehensive income (loss)	53	(29)	(130)
Total comprehensive income (loss)	$380	$(520)	$143
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Equity
Balance at:
December 31, 2014	—	459	$5	$3,325	$(664)	$(115)	4	$(87)	$2,464
Net income (loss)	—	—	—	—	273	—	—	—	273
Other comprehensive income (loss)	—	—	—	—	—	(130)	—	—	(130)
Net settlement on vesting of restricted stock	—	1	—	(4)	—	—	—	—	(4)
Stock-based employee compensation charges	—	—	—	17	—	—	—	—	17
Exercise of stock options	—	—	—	5	—	—	—	—	5
Share Repurchase	—	(37)	(1)	—	—	—	37	(605)	(606)
December 31, 2015	—	423	4	3,343	(391)	(245)	41	(692)	2,019
Net income (loss)	—	—	—	—	(491)	—	—	—	(491)
Other comprehensive income (loss)	—	—	—	—	—	(29)	—	—	(29)
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)
Share Repurchase	—	(2)	—	—	—	—	2	(100)	(100)
Stock-based employee compensation charges	—	—	—	14	—	—	—	—	14
Exercise of stock options	—	1	—	10	—	—	—	—	10
Common shares issued to directors	—	—	—	1	—	—	—	—	1
Capital effect of Spin-Off	—	(339)	(3)	(689)	—	—	(41)	692	—
Distribution of Herc Holdings, Inc.	—	—	—	(450)	—	103	—	—	(347)
December 31, 2016	—	83	1	2,227	(882)	(171)	2	(100)	1,075
Change in accounting principle	—	—	—	—	49	—	—	—	49
January 1, 2017 (As Adjusted)	—	83	1	2,227	(833)	(171)	2	(100)	1,124
Net income (loss)	—	—	—	—	327	—	—	—	327
Other comprehensive income (loss)	—	—	—	—	—	53	—	—	53
Issuance of restricted stock	—	1	—	—	—	—	—	—	—
Stock-based employee compensation charges	—	—	—	13	—	—	—	—	13
Other	—	—	—	3	—	—	—	—	3
December 31, 2017	—	84	$1	$2,243	$(506)	$(118)	2	$(100)	$1,520
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$327	$(491)	$273
Less: Net income (loss) from discontinued operations	—	(17)	158
Net income (loss) from continuing operations	327	(474)	115
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	2,722	2,531	2,361
Depreciation and amortization, non-vehicle	240	265	274
Amortization of deferred financing costs and debt discount (premium)	46	48	54
Loss on extinguishment of debt	13	55	—
Stock-based compensation charges	19	13	16
Provision for receivables allowance	33	51	36
Deferred income taxes, net	(922)	(78)	11
Impairment charges and asset write-downs	116	340	70
(Gain) loss on sale of shares in equity investment	(3)	(84)	(133)
Other	(7)	8	(7)
Changes in assets and liabilities:
Non-vehicle receivables	(75)	(174)	(62)
Prepaid expenses and other assets	(22)	(31)	(11)
Non-vehicle accounts payable	20	31	(8)
Accrued liabilities	(86)	(40)	44
Accrued taxes, net	(23)	38	(21)
Public liability and property damage	(4)	30	37
Net cash provided by (used in) operating activities	2,394	2,529	2,776
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	(147)	53	221
Net change in restricted cash and cash equivalents, non-vehicle	—	(1)	(9)
Revenue earning vehicles expenditures	(10,596)	(10,872)	(11,266)
Proceeds from disposal of revenue earning vehicles	7,653	8,679	8,676
Capital asset expenditures, non-vehicle	(173)	(134)	(250)
Proceeds from disposal of property and other equipment	21	59	107
Proceeds from sale of Brazil Operations, net of retained cash	94	—	—
Acquisitions, net of cash acquired	(15)	(2)	(95)
Sales of shares in equity investment, net of amounts invested	16	222	236
Net cash provided by (used in) investing activities	(3,147)	(1,996)	(2,380)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	10,756	9,692	7,528
Repayments of vehicle debt	(10,244)	(9,748)	(7,079)
Proceeds from issuance of non-vehicle debt	2,100	2,592	1,867
Repayments of non-vehicle debt	(1,560)	(4,651)	(2,112)
Purchase of treasury shares	—	(100)	(605)
Payment of financing costs	(59)	(75)	(29)
Early redemption premium payment	(5)	(27)	—
Transfers from discontinued entities	—	2,122	61
Other	—	12	1
Net cash provided by (used in) financing activities	988	(183)	(368)
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	21	(8)	(28)
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	256	342	—
Cash and cash equivalents at beginning of period	816	474	474
Cash and cash equivalents at end of period	$1,072	$816	$474

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$—	$205	$556
Cash flows provided by (used in) investing activities	—	(77)	(385)
Cash flows provided by (used in) financing activities	—	(97)	(172)
Effect of foreign currency exchange rate changes on cash and cash equivalents of discontinued operations	—	—	(3)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—	$31	$(4)

Supplemental disclosures of cash flow information for continuing operations:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$291	$235	$204
Non-vehicle	291	292	357
Income taxes, net of refunds	54	57	24
Supplemental disclosures of non-cash information for continuing operations:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities, net of incentives	$194	$185	$140
Sales of revenue earning vehicles included in receivables	431	473	1,069
Purchases of non-vehicle capital assets included in accounts payable	65	20	37
Receivable on sale of Brazil Operations	13	—	—
Sales of non-vehicle capital assets included in receivables	1	3	15
Revenue earning vehicles and property and equipment acquired through capital lease	35	22	11
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1,072	$816
Restricted cash and cash equivalents:
Vehicle	386	235
Non-vehicle	46	43
Total restricted cash and cash equivalents	432	278
Receivables:
Vehicle	531	546
Non-vehicle, net of allowance of $33 and $42, respectively	834	737
Total receivables, net	1,365	1,283
Prepaid expenses and other assets	687	578
Revenue earning vehicles:
Vehicles	14,574	13,655
Less accumulated depreciation	(3,238)	(2,837)
Total revenue earning vehicles, net	11,336	10,818
Property and equipment:
Land, buildings and leasehold improvements	1,233	1,165
Service equipment and other	763	724
Less accumulated depreciation	(1,156)	(1,031)
Total property and equipment, net	840	858
Other intangible assets, net	3,242	3,332
Goodwill	1,084	1,081
Assets held for sale	—	111
Total assets(a)	$20,058	$19,155
LIABILITIES AND EQUITY
Accounts payable:
Vehicle	$294	$258
Non-vehicle	652	563
Total accounts payable	946	821
Accrued liabilities	920	980
Accrued taxes, net	160	165
Debt:
Vehicle	10,431	9,646
Non-vehicle	4,434	3,895
Total debt	14,865	13,541
Public liability and property damage	427	407
Deferred income taxes, net	1,220	2,149
Liabilities held for sale	—	17
Total liabilities(a)	18,538	18,080
Commitments and contingencies
Equity:
Common Stock, $0.01 par value, 3,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,166	3,150
Due from affiliate	(42)	(37)
Accumulated deficit	(1,486)	(1,867)
Accumulated other comprehensive income (loss)	(118)	(171)
Total equity	1,520	1,075
Total liabilities and equity	$20,058	$19,155
(a) The Company's consolidated total assets as of December 31, 2017 and December 31, 2016 include total assets of variable interest entities (“VIEs”) of $524 million and $454 million, respectively, which can only be used to settle obligations of the VIEs. The Company's consolidated total liabilities as of December 31, 2017 and December 31, 2016 include total liabilities of VIEs of $524 million and $454 million, respectively, for which the creditors of the VIEs have no recourse to the Company. See "Special Purpose Entities" in Note 7, "Debt" for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Worldwide vehicle rental	$8,163	$8,211	$8,434
All other operations	640	592	583
Total revenues	8,803	8,803	9,017
Expenses:
Direct vehicle and operating	4,958	4,932	5,055
Depreciation of revenue earning vehicles and lease charges, net	2,798	2,601	2,433
Selling, general and administrative	880	899	873
Interest expense, net:
Vehicle	331	280	253
Non-vehicle	301	343	346
Total interest expense, net	632	623	599
Goodwill and intangible asset impairments	86	292	40
Other (income) expense, net	19	(75)	(115)
Total expenses	9,373	9,272	8,885
Income (loss) from continuing operations before income taxes	(570)	(469)	132
Income tax (provision) benefit	902	(4)	(17)
Net income (loss) from continuing operations	332	(473)	115
Net income (loss) from discontinued operations	—	(15)	161
Net income (loss)	$332	$(488)	$276
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$332	$(488)	$276
Other comprehensive income (loss):
Foreign currency translation adjustments	14	(16)	(87)
Unrealized holding gains (losses) on securities	—	12	—
Reclassification of realized gain on securities to other (income) expense	(3)	(9)	—
Reclassification of foreign currency items to other (income) expense, net	8	—	(42)
Net gain (loss) on defined benefit pension plans	40	(30)	(23)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	6	11	9
Total other comprehensive income (loss) before income taxes	65	(32)	(143)
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	(10)	7	15
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(2)	(4)	(2)
Total other comprehensive income (loss)	53	(29)	(130)
Total comprehensive income (loss)	$385	$(517)	$146
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at:
December 31, 2014	100	$—	$3,566	$—	$(956)	$(115)	$2,495
Net income (loss)	—	—	—	—	276	—	276
Due from affiliate	—	—	—	(345)	—	—	(345)
Dividends paid to Old Hertz Holdings	—	—	—	—	(365)	—	(365)
Other comprehensive income (loss)	—	—	—	—	—	(130)	(130)
Stock-based employee compensation charges	—	—	17	—	—	—	17
December 31, 2015	100	—	3,583	(345)	(1,045)	(245)	1,948
Net income (loss)	—	—	—	—	(488)	—	(488)
Due from affiliate	—	—	—	(26)	—	—	(26)
Dividends paid to Old Hertz Holdings	—	—	—	334	(334)	—	—
Other comprehensive income (loss)	—	—	—	—	—	(29)	(29)
Stock-based employee compensation charges	—	—	14	—	—	—	14
Old Hertz Holdings common shares issued to directors	—	—	1	—	—	—	1
Distribution of Herc Rentals Inc.	—	—	(448)	—	—	103	(345)
December 31, 2016	100	—	3,150	(37)	(1,867)	(171)	1,075
Change in accounting principle	—	—	—	—	49	—	49
January 1, 2017 (As Adjusted)	100	—	3,150	(37)	(1,818)	(171)	1,124
Net income (loss)	—	—	—	—	332	—	332
Due from affiliate	—	—	—	(5)	—	—	(5)
Other comprehensive income (loss)	—	—	—	—	—	53	53
Stock-based employee compensation charges	—	—	13	—	—	—	13
Other	—	—	3	—	—	—	3
December 31, 2017	100	$—	$3,166	$(42)	$(1,486)	$(118)	$1,520
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$332	$(488)	$276
Less: Net income (loss) from discontinued operations	—	(15)	161
Net income (loss) from continuing operations	332	(473)	115
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	2,722	2,531	2,361
Depreciation and amortization, non-vehicle	240	265	274
Amortization of deferred financing costs and debt discount (premium)	46	48	54
Loss on extinguishment of debt	13	55	—
Stock-based compensation charges	19	13	16
Provision for receivables allowance	33	51	36
Deferred income taxes, net	(922)	(78)	11
Impairment charges and asset write-downs	116	340	70
(Gain) loss on sale of shares in equity investment	(3)	(84)	(133)
Other	(6)	8	(7)
Changes in assets and liabilities:
Non-vehicle receivables	(75)	(174)	(62)
Prepaid expenses and other assets	(22)	(31)	(11)
Non-vehicle accounts payable	20	31	(8)
Accrued liabilities	(86)	(40)	44
Accrued taxes, net	(24)	38	(21)
Public liability and property damage	(4)	30	37
Net cash provided by (used in) operating activities	2,399	2,530	2,776
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	(147)	53	221
Net change in restricted cash and cash equivalents, non-vehicle	—	(1)	(9)
Revenue earning vehicles expenditures	(10,596)	(10,872)	(11,266)
Proceeds from disposal of revenue earning vehicles	7,653	8,679	8,676
Capital asset expenditures, non-vehicle	(173)	(134)	(250)
Proceeds from disposal of property and other equipment	21	59	107
Proceeds from sale of Brazil Operations, net of retained cash	94	—	—
Acquisitions, net of cash acquired	(15)	(2)	(95)
Sales of shares in equity investment, net of amounts invested	16	222	236
Advances to Hertz Holdings	—	—	(267)
Net cash provided by (used in) investing activities	(3,147)	(1,996)	(2,647)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	10,756	9,692	7,528
Repayments of vehicle debt	(10,244)	(9,748)	(7,079)
Proceeds from issuance of non-vehicle debt	2,100	2,592	1,867
Repayments of non-vehicle debt	(1,560)	(4,651)	(2,112)
Payment of financing costs	(59)	(75)	(29)
Early redemption premium payment	(5)	(27)	—
Transfers from discontinued entities	—	2,122	68
Advances to Hertz Holdings	(6)	(102)	(344)
Other	1	13	—
Net cash provided by (used in) financing activities	983	(184)	(101)
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	21	(8)	(28)
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	256	342	—
Cash and cash equivalents at beginning of period	816	474	474
Cash and cash equivalents at end of period	$1,072	$816	$474

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$—	$207	$556
Cash flows provided by (used in) investing activities	—	(77)	(385)
Cash flows provided by (used in) financing activities	—	(94)	(179)
Effect of foreign currency exchange rate changes on cash and cash equivalents of discontinued operations	—	—	(3)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—	$36	$(11)

Supplemental disclosures of cash flow information for continuing operations:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$291	$235	$204
Non-vehicle	291	292	357
Income taxes, net of refunds	54	57	24
Supplemental disclosures of non-cash information for continuing operations:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities, net of incentives	$194	$185	$140
Sales of revenue earning vehicles included in receivables	431	473	1,069
Purchases of non-vehicle capital assets included in accounts payable	65	20	37
Receivable on sale of Brazil Operations	13	—	—
Sales of non-vehicle capital assets included in receivables	1	3	15
Revenue earning vehicles and property and equipment acquired through capital lease	35	22	11
Non-cash dividend paid to affiliate	—	334	365
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Background

Hertz Global Holdings, Inc. ("Hertz Global" when including its subsidiaries and "Hertz Holdings" excluding its subsidiaries) was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns The Hertz Corporation ("Hertz" and interchangeably with Hertz Global, the "Company"), Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. Hertz operates its vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from company-owned, licensee and franchisee locations in the U.S., Africa, Asia, Australia, Canada, The Caribbean, Europe, Latin America, the Middle East and New Zealand. Through its Donlen subsidiary, Hertz provides vehicle leasing and fleet management services.

On June 30, 2016, former Hertz Global Holdings, Inc. (for periods on or prior to June 30, 2016, “Old Hertz Holdings” and for periods after June 30, 2016, “Herc Holdings”) completed a spin-off (the “Spin-Off”) of its global vehicle rental business through a dividend to stockholders of record of Old Hertz Holdings as of the close of business on June 22, 2016, the record date for the distribution, of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc. (“New Hertz”), which was re-named Hertz Global Holdings, Inc. in connection with the Spin-Off, on a one-to-five basis. Hertz Global is an independent public company and trades on the New York Stock Exchange under the symbol "HTZ".

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

Out Of Period Adjustments

The Company identified a misstatement in its prior period financial statements, related to the income tax provision, that it corrected in the second quarter of 2017. The cumulative impact of the adjustment was an increase in net loss

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of approximately $10 million. The misstatement relates to an error in the tax provision for U.S. income of a foreign equity investment transaction for fiscal year 2016. The Company considered both quantitative and qualitative factors in assessing the materiality of the item and determined that the misstatement was not material to any prior period and not material to the year ended December 31, 2017.

Additionally, the Company identified a misstatement in its prior period financial statements related to the income tax provision that it corrected during the fourth quarter of 2017. This error was the result of an incorrect state apportionment factor applied to deferred tax liabilities in the calculation of the state income tax provision during 2016; the cumulative impact of the adjustment was a decrease in net loss of approximately $23 million. The Company considered both quantitative and qualitative factors in assessing the materiality of the item and determined that the misstatement was not material to any prior period and not material to the year ended December 31, 2017.

Correction of Errors

The Company has identified classification errors within the investing section of the consolidated statements of cash flows for the years ended December 31, 2016 and 2015 related to its previous operations in Brazil. The Company considered both quantitative and qualitative factors in assessing the materiality of the classification errors individually, and in the aggregate, and determined that the classification errors were not material and has revised the accompanying consolidated statements of cash flows for the years ended December 31, 2016 and 2015 to correct for the classification errors. Correction of the errors decreased both revenue earning vehicles expenditures and proceeds from disposals of revenue earning vehicles by $85 million and $120 million for the years ended December 31, 2016 and 2015, respectively, and did not impact total operating, investing or financing cash flows. These revisions had no impact on the Company's consolidated balance sheet at December 31, 2016 or its consolidated statements of operations for the years ended December 31, 2016 and 2015.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include depreciation of revenue earning vehicles, reserves for litigation and other contingencies, accounting for income taxes and related uncertain tax positions, pension and postretirement benefit costs, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill, valuation of stock-based compensation, public liability and property damage reserves, allowance for doubtful accounts, and fair value of financial instruments, among others.

Revenue Earning Vehicles

Revenue earning vehicles are stated at cost, net of related discounts. Generally, holding periods range from six to thirty-six months. Incentives received from the manufacturers for purchases of vehicles reduce the capitalized cost. Generally, when revenue earning vehicles are acquired outside of a vehicle repurchase program, the Company estimates the period that the Company will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage). The Company also estimates the residual value of the applicable revenue earning vehicles at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct) and market conditions. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and the estimated holding periods. Market conditions for used vehicle sales can also be affected by external factors such as the economy, natural disasters, fuel prices, used vehicle supply levels and incentives offered by manufacturers of new vehicles. These key factors are considered when estimating future residual values and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments to depreciation rates of revenue earning vehicles in response to changing market conditions. Upon disposal of revenue earning vehicles,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

depreciation expense is adjusted for the difference between the net proceeds received and the remaining net book value.

For vehicles acquired under the Company's vehicle repurchase programs ("program vehicles"), the manufacturers agree to repurchase program vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase or auction periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the program vehicle upon sale according to certain parameters which include the holding period, mileage and condition of the vehicles. The Company records a provision for excess mileage and vehicle condition, as necessary, during the holding period. These repurchase and guaranteed depreciation programs limit the Company's residual risk with respect to program vehicles and allow the Company to determine depreciation expense in advance, however, typically the acquisition cost is higher for these program vehicles.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Self-insured Liabilities

Self-insured liabilities in the accompanying consolidated balance sheets include public liability, property damage, liability insurance supplement, personal accident insurance, and personal effects coverage claims. These represent an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported and are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Recoverability of Goodwill and Indefinite-lived Intangible Assets

The Company tests the recoverability of its goodwill and indefinite-lived intangible assets by performing an impairment analysis on an annual basis, as of October 1, and at interim periods when circumstances require as a result of a triggering event.

On January 1, 2017, the Company prospectively adopted guidance that eliminated the second step of the two-step goodwill impairment test, therefore, a goodwill impairment charge is calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. Prior to 2017, the Company tested the recoverability of its goodwill using a two-step process. The first step was to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment was identified, the second step was to determine an implied fair value of goodwill and compare that with its carrying value to measure the amount of impairment. For goodwill, fair value is determined using an income approach based on the discounted cash flows of each reporting unit. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated into a single reporting unit when they have similar economic characteristics. The Company has four reporting units: U.S. Rental Car, Europe Rental Car, Other International Rental Car and Donlen. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit and incorporate various assumptions related to discount rates, growth rates, cash flow projections, tax rates and terminal value rates specific to the reporting unit to which they are applied. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The Company’s discounted cash flows are based upon reasonable and appropriate assumptions, which are weighted for their likely probability of occurrence, about the underlying business activities of the Company’s reporting units. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its implied fair value.

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

Long-lived Assets, Including Finite-lived Intangible Assets

Finite-lived intangible assets include concession agreements, technology, customer relationships and other intangibles. Long-lived assets and intangible assets with finite lives, including technology-related intangibles, are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to fifty years and two to twenty years, respectively. Long-lived assets and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying value or estimated fair value less costs to sell.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments

The Company is exposed to a variety of market risks, including the effects of changes in interest rates, gasoline and diesel fuel prices and foreign currency exchange rates. The Company manages exposure to these market risks through regular operating and financing activities and, when deemed appropriate, through the use of financial instruments. Financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, financial instruments are entered into with a diversified group of major financial institutions in order to manage the Company's exposure to counterparty nonperformance on such instruments. The Company measures all financial instruments at their fair value and does not offset the derivative assets and liabilities in its accompanying consolidated balance sheets. As the Company does not have financial instruments that are designated and qualify as hedging instruments, the changes in their fair value are recognized currently in the Company's operating results. As of December 31, 2017, the Company does not have material exposures resulting from its derivative instruments.

Income Taxes

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“TCJA”), Pub. L. No. 115-97, the first major overhaul of the United States tax system in thirty years. The company recognized the income tax effects of the TCJA in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides SEC staff guidance for the application of Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law.

At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the TCJA; however, under SAB 118, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The Company recognized a discrete provisional net tax benefit of $679 million, which is included as a component of income tax expense from continuing operations. This discrete provisional benefit, along with all other amounts related to impact of the TCJA and SAB 118, will be finalized in 2018.

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

The TCJA lowered the statutory corporate tax rate to 21% effective January 1, 2018. The effect of this change in tax rate is recognized in the consolidated statements of operations in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Subsequent changes to enacted tax rates and changes to the global mix of operating results will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. Updates or revisions to accounting standards resulting from tax policy charges are evaluated when issued and adopted as effective. The Company has recorded a deferred tax asset for net operating loss carryforwards in various tax jurisdictions. Upon utilization, the taxing authorities may examine the positions that led to the generation of those net operating losses. If the utilization of any of those losses are disallowed, a deferred tax liability may have to be recorded.

Related to TCJA, the Company has not yet made a policy election with respect to its treatment of potential global intangible low-taxed income (“GILTI”). Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. The Company is still in the process of analyzing the provisions of the TCJA associated with GILTI and the expected impact of GILTI on the Company in the future. We continue to evaluate whether to assert indefinite reinvestment on a part or all of our foreign earnings as of December 31, 2017 and will record the tax effects of any change in our provisional amounts in accordance with guidance issued under SAB 118.

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

The Company accounts for restricted stock unit and performance stock unit awards as equity classified awards, except as noted below. For restricted stock units the expense is based on the grant-date fair value of the stock and the number of shares that vest, recognized over the service period. For performance stock units that may be granted in connection with the 2017 Executive Incentive Compensation Plan (“2017 EICP”), compensation charges accumulate as a liability until the grant date, at which time the liability will be reclassified to equity. For performance stock units other than those described above for the 2017 EICP, the expense is based on the grant-date fair value of the stock, recognized over a two to four year service period depending upon the applicable performance condition. For performance stock units, the Company re-assesses the probability of achieving the applicable performance condition each reporting period and adjusts the recognition of expense accordingly. The Company includes tax "windfalls" within income tax expense in its statements of operations.

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

Receivables

Receivables are stated net of allowances and primarily represent credit extended to vehicle manufacturers, customers that satisfy defined credit criteria, and amounts due from customers resulting from damage to rental vehicles. The estimate of the allowance for doubtful accounts is based on the Company's historical experience and its judgment as to the likelihood of ultimate payment. Actual receivables are written-off against the allowance for doubtful accounts when the Company determines the balance will not be collected. Estimates for future credit memos are based on historical experience and are reflected as reductions to revenue, while bad debt expense is reflected as a component of direct vehicle and operating expenses in the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost and are depreciated utilizing the straight-line method over the estimated useful lives of the related assets. Useful lives are as follows:

Buildings	1 to 50 years
Furniture and fixtures	1 to 5 years
Service vehicles and equipment	1 to 25 years
Leasehold improvements	The lesser of the economic life or the lease term

The Company follows the practice of charging maintenance and repairs, including the cost of minor replacements, to maintenance expense. Costs of major replacements of units of property are capitalized to property and equipment accounts and depreciated.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisitions

The Company records acquisitions resulting in the consolidation of an enterprise using the acquisition method of accounting. Under this method, the acquiring company records the assets acquired, including intangible assets that can be identified and named, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill. If the assets acquired, net of liabilities assumed, are greater than the purchase price paid then a bargain purchase has occurred and the Company will recognize the gain immediately in its operating results. Among other sources of relevant information, the Company may use independent appraisals and actuarial or other valuations to assist in determining the estimated fair values of the assets and liabilities. Various assumptions are used in the determination of these estimated fair values including discount rates, market and volume growth rates, expected royalty rates, EBITDA margins and other prospective financial information. Transaction costs associated with acquisitions are expensed as incurred.

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

Fair Value Measurements

Generally accepted accounting principles define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market or, if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as the "exit price"). Fair value is a market-based measurement that is determined based upon assumptions that market participants would use in pricing an asset or liability, including consideration of nonperformance risk.

The Company assesses the inputs used to measure fair value using the three-tier hierarchy promulgated under U.S. GAAP. This hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market.

Level 1: Inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable.

Level 2: Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Inputs that are unobservable to the extent that observable inputs are not available for the asset or liability at the measurement date and include management's judgment about assumptions market participants would use in pricing the asset or liability.

Foreign Currency Translation and Transactions

Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average exchange rates throughout the year. The related translation adjustments are reflected in accumulated other comprehensive income (loss) in the equity section of the accompanying consolidated balance sheets. Foreign currency exchange rate gains and losses resulting from transactions are included in the Company's operating results.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising

Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs are reflected as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations and for the years ended December 31, 2017, 2016 and 2015 were $191 million, $159 million, and $167 million, respectively.

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

Recently Issued Accounting Pronouncements

Adopted

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued guidance that simplifies several areas of employee share-based payment accounting, including income taxes, forfeitures, minimum statutory withholding requirements, and classifications within the statement of cash flows. Most significantly, the new guidance eliminates the need to track tax “windfalls” in a separate pool within additional paid-in capital; instead, excess tax benefits and tax deficiencies will be recorded within income tax expense. The Company adopted this guidance in accordance with the effective date on January 1, 2017. The method of adoption with respect to the consolidated balance sheet was a modified retrospective basis. Upon adoption, the Company recorded a deferred tax asset with an offsetting entry to the opening accumulated deficit to recognize net operating loss carryforwards, net of a valuation allowance, attributable to excess tax benefits on stock compensation that had not been previously recognized. Additionally, the Company elected to continue to estimate forfeitures expected to occur.

The impact to the consolidated opening balance sheet as of January 1, 2017 from adopting this guidance was as follows (in millions):

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The method of adoption with respect to the consolidated statement of operations and the consolidated statements of cash flows pertaining to excess tax benefits or deficiencies is on a prospective basis. The method of adoption with respect to the consolidated statements of cash flows pertaining to employee taxes paid is on a retrospective basis and adoption of the guidance did not impact the Company's cash flows.

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

Not Yet Adopted as of December 31, 2017

Restricted Cash

In November 2016, the FASB issued guidance that clarifies existing guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to include restricted cash and restricted cash equivalents in its cash and cash equivalents balances in the statement of cash flows. Under current guidance, the Company presents these transfers within the cash flows from investing and financing sections in its consolidated statements of cash flows. The Company adopted this guidance when effective in its first fiscal quarter of 2018 as of January 1st using a retrospective transition method. Adoption of this guidance will impact the reconciliation of the beginning-of-period and end-of-period total amounts shown on the Company's statement of cash flows. For the years ended December 31, 2017 and 2016, the amount of cash and cash equivalents as presented on the statement of cash flows will increase by $432 million and $278 million, respectively. Additionally, transfers between restricted and unrestricted cash will no longer be a component of the Company's investing or financing activities.

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance that will replace most existing revenue recognition guidance in U.S. GAAP. The new guidance applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The core principle of the guidance is that an entity should

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognize revenue from customers for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. Also, additional disclosures are required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The FASB has issued several amendments and updates to the new revenue standard (collectively, “Topic 606”), including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations. As amended, Topic 606 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted, and allows for full retrospective adoption applied to all periods presented or a modified retrospective adoption with the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings recognized at the date of initial application. The Company adopted Topic 606 when effective in its first fiscal quarter of 2018 as of January 1st using a modified retrospective approach applied to all contracts. Prior periods will not be retrospectively adjusted. The new standard will increase the Company's revenue related disclosures, primarily by expanding disclosure of the Company's policies, significant estimates, and performance obligations.

The Company has reached conclusions on key accounting assessments and quantified the expected impacts to its financial position and results of operations from the adoption of Topic 606, including the impact on the accounting for its loyalty programs, such as Hertz Gold Plus Rewards, as further described below. The Company plans to include disaggregated revenue disclosures based on several categories including but not limited to: type of good/service, type of customer and timing of revenue recognition. The Company has designed its internal controls over financial reporting to ensure that controls are in place to prevent or detect material misstatements to the consolidated financial statements upon adoption of Topic 606.

Vehicle Rental Operations

The Company has concluded that revenue earned from the operations of rental vehicles and from other forms of rental related revenue activities, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, will be accounted for under Topic 606, effective January 1, 2018, until the adoption of the new lease guidance that replaces the existing lease guidance in U.S. GAAP, as described in more detail in the "Leases" disclosure below.

Recognition of revenue from other forms of rental related activities that represent a service will not be materially impacted by adoption of Topic 606. The Company is monitoring the Proposed Accounting Standards Update, Leases (Topic 842) Targeted Improvements that, if finalized as proposed, would provide a practical expedient to lessors to combine nonlease components with the related lease components if certain conditions are met. This could allow the Company to account for all revenue earned from the operations of rental vehicles and from other forms of rental related revenue activities under the new lease guidance, as described in more detail in the “Leases” disclosure below.

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

The Company believes that the most significant impact relates to its accounting for reward points earned by customers under its loyalty programs. Upon adoption of Topic 606, each transaction which generates reward points will result in the deferral of revenue equivalent to the retail value of the redemption of the loyalty reward points. The associated revenue will be recognized at the time the customer redeems the loyalty reward points; breakage will represent a significant assumption in the calculation of the liability for loyalty reward points and will be estimated on a quarterly basis. Under the current guidance, there is no revenue deferral and the Company records an expense associated with the incremental cost of providing the future rental at the time when the reward points are earned. The Company will record a liability on the date of adoption to reflect the deferred revenue associated with the loyalty points accumulated and unused as of January 1, 2018. The Company has estimated that the pre-tax impact of adopting Topic 606 will

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

result in an increase to its deferred revenue balance of approximately $210 million to $250 million which will be recorded through accumulated deficit as of January 1, 2018. The Company does not believe that there will be a significant impact on revenues recognized after adoption of Topic 606.

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

The Company is monitoring the Proposed Accounting Standards Update, Leases (Topic 842) Targeted Improvements that, if finalized as proposed, would provide a transition method that would allow the Company to only apply the new lease standard in the year of adoption. Additionally, it would provide a practical expedient for lessors to combine nonlease components with the related lease components if certain conditions are met. This could allow the Company to account for all revenue earned from the operations of rental vehicles and from other forms of rental related activities under the new lease guidance.

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

Lessor

The Company has concluded that revenue earned from the rental and leasing of vehicles and from other forms of rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset is within the scope of this guidance and that additional disclosures regarding lease revenue are required upon adoption. The Company is in the process of evaluating the breakdown of its vehicle rental revenues into lease and nonlease components. There is no impact to the nature, timing or recognition of rental lease revenue upon adoption of this guidance.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Discontinued Operations

As further described in Note 1, "Background," on June 30, 2016, the separation of Old Hertz Holdings' global vehicle rental and equipment rental businesses was completed. In connection with the Spin-Off, Hertz Global and Herc Holdings entered into multiple agreements that provide a framework for the relationships between the parties going forward. As the primary operating company for Hertz Global, the agreements that follow also directly apply to Hertz.

Separation and Distribution Agreement

Hertz Global entered into a separation and distribution agreement (the “Separation Agreement”) with Herc Holdings which sets forth the general terms and conditions of the Spin-Off. The Separation Agreement provides for the transfers of entities and assets and the assumption of liabilities necessary to complete the Spin-Off. Subject to any specified exceptions, each party to the Separation Agreement has assumed the liability for, and control of, all pending and threatened legal matters related to its own business, as well as assumed or retained liabilities. The Separation Agreement provides for certain liabilities to be shared by the parties. Hertz Global and Herc Holdings are each responsible for a portion of these shared liabilities. In addition, the Separation Agreement, among other things, (i) terminates all intercompany arrangements between Hertz Global and Herc Holdings except for specified agreements and arrangements that follow the Spin-Off, (ii) releases certain claims between the parties and their affiliates, successors and assigns, and (iii) contains mutual indemnification clauses with respect to each party's respective assumed legal matters and assumed or retained liabilities.

Transition Services Agreement

Hertz Global entered into a transition services agreement pursuant to which Hertz Global agreed to provide Herc Holdings with specified services on a transitional basis for a term of up to two years following the Spin-Off, though Hertz Global may request certain transition services to be performed by Herc Holdings.

Tax Matters Agreement

Hertz Global and Hertz entered into a tax matters agreement (the “Tax Matters Agreement”) with Herc Holdings and Herc Rentals Inc. that governs the parties’ respective rights, responsibilities and obligations after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters regarding income taxes, other taxes and related tax returns.

The Tax Matters Agreement also requires that an unqualified opinion from a nationally recognized law firm, supplemental ruling from the Internal Revenue Service, or waiver from the other party be obtained upon the occurrence or contemplated occurrence of certain events which could impact the taxability of the transaction under the U.S. federal income tax law.

Employee Matters Agreement

Hertz Global and Herc Holdings entered into an employee matters agreement (the "Employee Matters Agreement") to allocate liabilities and responsibilities relating to employment matters, employee compensation, benefit plans and programs and other related matters.

Intellectual Property Agreement

Hertz Global and Herc Holdings entered into an intellectual property agreement that provides for ownership, licensing and other arrangements regarding the trademarks and related intellectual property that Hertz Global and Herc Holdings use in conducting their respective businesses. The agreement provides that, following the Spin-Off, Herc Holdings will continue to have the right to use certain intellectual property associated with the Hertz brand for a period of four years on a royalty free basis.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of Discontinued Operations - Hertz Global

The following table summarizes the results of the equipment rental business and certain parent legal entities which are presented as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2016 and 2015. The operations that are discontinued are comprised of Old Hertz Holdings' Worldwide Equipment Rental segment as well as certain parent entities that were presented as part of corporate operations prior to the Spin-Off.

	Years Ended December 31,
(In millions)	2016	2015
Total revenues	$677	$1,518
Direct operating expenses	366	841
Depreciation of revenue earning equipment and lease charges, net	181	329
Selling, general and administrative	123	172
Interest expense, net(1)	17	23
Other (income) expense, net	(1)	(56)
Income (loss) from discontinued operations before income taxes	(9)	209
(Provision) benefit for taxes on discontinued operations	(8)	(51)
Net income (loss) from discontinued operations	$(17)	$158

(1)
In addition to interest expense directly associated with Herc Holdings, the Company allocated interest expense related to certain debt repaid in connection with the Spin-Off to discontinued operations. For the years ended December 31, 2016 and 2015, the amount allocated was $5 million and $13 million, respectively.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of Discontinued Operations - The Hertz Corporation

The following table summarizes the results of the equipment rental business which is presented as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2016 and 2015. The operations of Hertz that are discontinued are comprised of the Company's former Worldwide Equipment Rental segment.

	Years Ended December 31,
(In millions)	2016	2015
Total revenues	$677	$1,518
Direct operating expenses	366	841
Depreciation of revenue earning equipment and lease charges, net	181	329
Selling, general and administrative	124	172
Interest expense, net(1)	13	20
Other (income) expense, net	(1)	(56)
Income (loss) from discontinued operations before income taxes	(6)	212
(Provision) benefit for taxes on discontinued operations	(9)	(51)
Net income (loss) from discontinued operations	$(15)	$161

(1)
In addition to interest expense directly associated with Herc Holdings, the Company allocated interest expense related to certain debt repaid in connection with the Spin-Off to discontinued operations. For the years ended December 31, 2016 and 2015, the amount allocated was $5 million and $13 million, respectively.

As a result of the Spin-Off, Hertz distributed $345 million in net assets of Herc, which has been reflected as a reduction to additional paid in capital and accumulated other comprehensive (income) loss in the accompanying consolidated balance sheet and statement of changes in equity as of December 31, 2016.

Note 4—Acquisitions and Divestitures

Acquisitions

As part of its ongoing operational strategy, the Company from time to time reacquires franchise territories and/or operations related to its Hertz, Dollar and Thrifty brands. Excluding transactions in Brazil associated with the sale of those operations as further disclosed below, in 2017, the approximate amount spent on this strategy, was $10 million and there were no amounts paid for reacquired franchises in 2016.

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

Divestitures

CAR Inc. Investment

The Company owned shares of common stock of CAR Inc., a publicly traded rental car company on the Hong Kong Stock Exchange.

During 2015, the Company sold approximately 138 million shares of CAR Inc. common stock for net proceeds of $236 million which resulted in a pre-tax gain of $133 million.

During 2016, the Company sold approximately 236 million shares of CAR Inc. common stock and extended its commercial agreement with CAR Inc. to 2023, in exchange for approximately $274 million, of which $267 million was allocated to the sale of shares based on the fair value of those shares. The sale of shares resulted in a pre-tax gain of approximately $84 million. Additionally, $7 million of the proceeds were allocated to the extension of the commercial agreement which have been deferred and are being recognized over the remaining term of the commercial agreement. The Company classified the investment as an available for sale security which is presented within prepaid expenses and other assets in the accompanying consolidated balance sheet as of December 31, 2016.

During 2017, the Company sold its remaining shares of common stock of CAR Inc. and no longer has an ownership interest in the entity.

The pre-tax gains recognized on the sales of common stock of CAR Inc. are recorded in the Company's corporate operations and are included in other (income) expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015.

Equity Investment

In April 2016, the Company paid $45 million for an investment that was accounted for under the equity method and is presented within prepaid expenses and other assets in the accompanying consolidated balance sheet as of December 31, 2016. In September 2017, the investee was dissolved as further described in Note 14, "Fair Value Measurements," and the Company no longer has an ownership interest in the entity.

Brazil Operations

During 2016, the Company, along with certain of its wholly owned subsidiaries, entered into a definitive stock purchase agreement to sell Car Rental Systems do Brasil Locação de Veiculos Ltd., a wholly owned subsidiary of the Company located in Brazil ("Brazil Operations"), to Localiza Fleet S.A. (“Localiza”), a corporation headquartered in Brazil. The Brazil Operations are reported in the Company's International Rental Car segment. As a result of the then pending sale, the carrying values of the assets and liabilities being sold were written down to fair value less costs to sell, which resulted in an impairment charge of $18 million based upon the estimated agreed-upon sales price and related transaction costs, which is included in other (income) expense, net, in the accompanying consolidated statement of operations for the year ended December 31, 2016. The Brazil operations were classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2016.

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

In August 2017, the Company completed the sale of its Brazil Operations to Localiza and received proceeds of $115 million, of which $13 million was placed into escrow to secure certain indemnification obligations. As a result of the sale, the Company recorded a $6 million gain, net of the impact of foreign currency adjustments, which is included in other (income) expense, net in the accompanying consolidated statements of operations for the year ended December 31, 2017. As part of the sale, both companies entered into referral and brand cooperation agreements to govern their ongoing relationship which have an initial term of twenty years with an option to extend for another twenty years. The alliance will also involve the exchange of knowledge in areas of technology, customer service and operational excellence.

Note 5—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

	December 31,
(In millions)	2017	2016
Revenue earning vehicles	$14,209	$13,287
Less: Accumulated depreciation	(3,123)	(2,678)
	11,086	10,609
Revenue earning vehicles held for sale, net	250	209
Revenue earning vehicles, net	$11,336	$10,818

The above amounts at December 31, 2016 exclude revenue earning vehicles of the Company's Brazil Operations which are included in assets held for sale in the accompanying consolidated balance sheet at December 31, 2016. The Brazil Operations were sold in August 2017, as further described in Note 4, "Acquisitions and Divestitures."

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Years Ended December 31,
(In millions)	2017	2016	2015
Depreciation of revenue earning vehicles	$2,486	$2,359	$2,272
(Gain) loss on disposal of revenue earning vehicles(a)	236	172	89
Rents paid for vehicles leased	76	70	72
Depreciation of revenue earning vehicles and lease charges, net	$2,798	$2,601	$2,433

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)     (Gain) loss on disposal of revenue earning vehicles by segment is as follows:

	Years Ended December 31,
(In millions)	2017	2016	2015
U.S. Rental Car(i)	$234	$177	$97
International Rental Car	2	(5)	(8)
Total	$236	$172	$89

(i)	Includes costs associated with the Company's U.S. vehicle sales operations of $132 million, $109 million and $105 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the vehicles. The impact of depreciation rate changes is as follows:

Increase (decrease)	Years Ended December 31,
(In millions)	2017	2016	2015
U.S. Rental Car	$77	$141	$101
International Rental Car	10	4	(1)
Total	$87	$145	$100

Note 6—Goodwill and Intangible Assets

Goodwill

In 2016, the Company performed its annual goodwill impairment analysis as of October 1st using a two-step process and determined that an impairment existed related to the International Rental Car segment and recorded a charge of $172 million. The impairment was largely due to declines in revenue and profitability projections associated with the vehicle rental operations in Europe, coupled with an increased weighted average cost of capital. The Company concluded there was no impairment of its other reporting units.

As a result of declines in revenue and profitability of the Company and a decline in the share price of Hertz Global's common stock, the Company tested the recoverability of its goodwill as of June 30, 2017. The Company also tested the recoverability of its goodwill of October 1, 2017, its annual test date. The Company performed these impairment analyses using the income approach, a measurement using level 3 inputs under the GAAP fair value hierarchy. In performing the impairment analyses, the Company leveraged long-term strategic plans, which are based on strategic initiatives for future profitability growth. The weighted average cost of capital used in the discounted cash flow model was calculated based upon the fair value of the Company's debt and stock price with a debt to equity ratio comparable to the vehicle rental car industry. The results of the Company's analyses indicated that the estimated fair value of each reporting unit was in excess of its carrying value, therefore, the Company determined that its goodwill was not impaired as of either test date during 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the changes in the Company's goodwill, by segment:

(In millions)	U.S. Rental Car	International Rental Car	All Other Operations	Total
Balance as of January 1, 2017
Goodwill	$1,028	$237	$34	$1,299
Accumulated impairment losses	—	(218)	—	(218)
	1,028	19	34	1,081
Goodwill acquired and other changes during the period(a)	1	—	2	3
	1	—	2	3
Balance as of December 31, 2017
Goodwill	1,029	237	36	1,302
Accumulated impairment losses	—	(218)	—	(218)
	$1,029	$19	$36	$1,084

(In millions)	U.S. Rental Car	International Rental Car	All Other Operations	Total
Balance as of January 1, 2016
Goodwill	$1,028	$244	$35	$1,307
Accumulated impairment losses	—	(46)	—	(46)
	1,028	198	35	1,261
Impairment losses during the period	—	(172)	—	(172)
Other changes during the period (a)	—	(7)	(1)	(8)
	—	(179)	(1)	(180)
Balance as of December 31, 2016
Goodwill	1,028	237	34	1,299
Accumulated impairment losses	—	(218)	—	(218)
	$1,028	$19	$34	$1,081

(a)	Changes in the International Rental Car segment and All Other Operations segment primarily consists of foreign currency exchange rate adjustments.

Intangible Assets

The Company's indefinite-lived intangible assets primarily consist of the Hertz and the Dollar Thrifty tradenames. In 2016, the Company performed its annual impairment analysis of its indefinite-lived intangible assets as of October 1st and concluded that there was an impairment of the Dollar Thrifty tradenames in the U.S. Rental Car segment and recorded a charge of $120 million. The Company concluded there was no impairment of the Hertz tradename.

In 2017, as a result of declines in revenue and profitability of the Company and a decline in the share price of Hertz Global's common stock, the Company tested the recoverability of its indefinite-lived intangible assets as of June 30, 2017 and concluded that there was an impairment of the Dollar Thrifty tradenames in its U.S. Rental Car segment and recorded a charge of $86 million. The Company concluded there was no impairment of the Hertz tradename. Also, the Company tested the recoverability of its indefinite-lived intangible assets as of October 1, 2017, its annual test date, and concluded there was no impairment of either tradename.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company performed these impairment analyses using the relief from royalty method, a measurement using level 3 inputs under the GAAP fair value hierarchy. The impairments in 2017 and 2016 were largely due to decreases in long-term revenue projections coupled with an increase in the weighted average cost of capital.
Intangible assets, net, consisted of the following major classes:

	December 31, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$333	$(301)	$32
Concession rights	413	(233)	180
Technology-related intangibles (a)	377	(204)	173
Other (b)	82	(64)	18
Total	1,205	(802)	403
Indefinite-lived intangible assets:
Tradename	2,814	—	2,814
Other (c)	25	—	25
Total	2,839	—	2,839
Total other intangible assets, net	$4,044	$(802)	$3,242

	December 31, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$333	$(292)	$41
Concession rights	408	(188)	220
Technology-related intangibles (a)	294	(168)	126
Other (b)	82	(59)	23
Total	1,117	(707)	410
Indefinite-lived intangible assets:
Tradename	2,900	—	2,900
Other (c)	22	—	22
Total	2,922	—	2,922
Total other intangible assets, net	$4,039	$(707)	$3,332

(a)	Technology-related intangibles include software not yet placed into service.

(b)	Other amortizable intangible assets primarily include the Donlen tradename and reacquired franchise rights.

(c)	Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

Amortization of intangible assets for the years ended December 31, 2017, 2016 and 2015 was $97 million, $98 million and $118 million, respectively. Based on its amortizable intangible assets as of December 31, 2017, the Company expects amortization expense to be approximately $92 million in 2018, $82 million in 2019, $76 million in 2020, $66 million in 2021, $24 million in 2022 and $63 million thereafter.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Debt

The Company's debt, including its available credit facilities, consists of the following (in millions):

Facility	Weighted Average Interest Rate at December 31, 2017	Fixed or Floating Interest Rate	Maturity	December 31, 2017	December 31, 2016
Non-Vehicle Debt
Senior Term Loan	4.32%	Floating	6/2023	$688	$697
Senior RCF	N/A	Floating	6/2021	—	—
Senior Notes(1)	6.13%	Fixed	10/2020–10/2024	2,500	3,200
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	1,250	—
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	1.94%	Fixed	Various	11	10
Unamortized Debt Issuance Costs and Net (Discount) Premium				(42)	(39)
Total Non-Vehicle Debt				4,434	3,895
Vehicle Debt
HVF U.S. Vehicle Medium Term Notes
HVF Series 2010-1(2)	4.96%	Fixed	2/2018	39	115
HVF Series 2011-1(2)	N/A	N/A	N/A	—	115
HVF Series 2013-1(2)	1.91%	Fixed	8/2018	625	625
				664	855
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	2.88%	Floating	3/2020	1,970	1,844
HVF II Series 2013-B(2)	2.77%	Floating	3/2020	123	626
HVF II Series 2017-A(2)	N/A	Floating	10/2018	—	—
				2,093	2,470
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-2(2)	2.45%	Fixed	9/2018	265	250
HVF II Series 2015-3(2)	3.10%	Fixed	9/2020	371	350
HVF II Series 2016-1(2)	2.89%	Fixed	3/2019	466	439
HVF II Series 2016-2(2)	3.41%	Fixed	3/2021	595	561
HVF II Series 2016-3(2)	2.72%	Fixed	7/2019	424	400
HVF II Series 2016-4(2)	3.09%	Fixed	7/2021	424	400
HVF II Series 2017-1(2)	3.38%	Fixed	10/2020	450	—
HVF II Series 2017-2(2)	3.57%	Fixed	10/2022	350	—
				4,125	3,180
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	2.35%	Floating	3/2020	380	410
				380	410

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility	Weighted Average Interest Rate at December 31, 2017	Fixed or Floating Interest Rate	Maturity	December 31, 2017	December 31, 2016
HFLF Medium Term Notes
HFLF Series 2013-3(5)	N/A	N/A	N/A	—	96
HFLF Series 2014-1(5)	N/A	N/A	N/A	—	148
HFLF Series 2015-1(5)	2.22%	Floating	1/2018–7/2019	145	248
HFLF Series 2016-1(5)	2.63%	Both	1/2018–3/2020	318	385
HFLF Series 2017-1(5)	2.33%	Both	6/2018–5/2020	500	—
				963	877
Vehicle Debt - Other
U.S. Vehicle RCF(3)	4.04%	Floating	6/2021	186	193
European Revolving Credit Facility	2.95%	Floating	1/2019-3/2020	184	147
European Vehicle Notes(4)	4.29%	Fixed	1/2019–10/2021	773	677
European Securitization(2)	1.70%	Floating	10/2018-3/2020	367	312
Canadian Securitization(2)	2.79%	Floating	3/2020	237	162
Australian Securitization(2)	3.25%	Floating	3/2020	155	117
New Zealand RCF	4.50%	Floating	3/2020	42	41
U.K. Financing Facility	2.85%	Floating	1/2018-11/2020	251	212
Other Vehicle Debt	3.90%	Floating	1/2018–12/2021	51	32
				2,246	1,893
Unamortized Debt Issuance Costs and Net (Discount) Premium				(40)	(39)
Total Vehicle Debt				10,431	9,646
Total Debt				$14,865	$13,541
N/A - Not Applicable

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth on the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	December 31, 2017	December 31, 2016
4.25% Senior Notes due April 2018	$—	$250
6.75% Senior Notes due April 2019	—	450
5.875% Senior Notes due October 2020	700	700
7.375% Senior Notes due January 2021	500	500
6.25% Senior Notes due October 2022	500	500
5.50% Senior Notes due October 2024	800	800
	$2,500	$3,200

(2)
Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness expect the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full.

(3)	Approximately $67 million of the aggregate maximum borrowing capacity under the U.S. Vehicle RCF expired in January 2018.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)
References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly-owned subsidiary of Hertz organized under the laws of The Netherlands ("HHN BV"), unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.19 to 1 and 1.04 to 1 as of December 31, 2017 and 2016, respectively) set forth on the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicles Notes	December 31, 2017	December 31, 2016
4.375% Senior Notes due January 2019	$505	$443
4.125% Senior Notes due October 2021	268	234
	$773	$677

(5)
In the case of the Hertz Fleet Lease Funding LP ("HFLF") Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. The initial maturity date referenced for each series of HFLF Medium Term Notes represents the end of the revolving period for such series, at which time the related notes begin to amortize monthly by an amount equal to the lease collections payable to that series. To the extent the revolving period already has ended, the initial maturity date reflected is January 2018. The second maturity date referenced for each series of HFLF Medium Term Notes represents the date by which Hertz and the investors in the related series expect such series of notes to be repaid in full, which is based upon various assumptions made at the time of pricing of such notes, including the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases. Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date”. The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight line amortization of the related notes from the initial maturity date through the expected final maturity date.

Non-Vehicle Debt

Senior Facilities

In June 2016, in connection with the Spin-Off, Hertz entered into a credit agreement with respect to a new senior secured term facility (as amended, the “Senior Term Loan”) with a $700 million initial principal balance and a $1.7 billion senior secured revolving credit facility (as amended, the “Senior RCF” and, together with the Senior Term Loan, the “Senior Facilities”) with a portion of the Senior RCF available for the issuance of letters of credit and the issuance of swing line loans.

The interest rate applicable to the Senior Term Loan is based on a floating rate (subject to a LIBOR floor of 0.75%) that varies depending on Hertz’s consolidated total net corporate leverage ratio. The interest rates applicable to the Senior RCF are based on a floating rate that varies depending on Hertz’s consolidated total net corporate leverage ratio and corporate ratings.

During 2017, certain terms of the credit agreement governing the Senior Facilities were amended with the consent of the required lenders under such credit agreement. The amendments, among other things, (i) amended the terms of the financial maintenance covenant for the Senior RCF to test, when applicable, Hertz’s consolidated first lien net leverage ratio in lieu of Hertz’s consolidated total net corporate leverage ratio, (ii) provided that Hertz shall not make dividends and certain restricted payments unless a leverage ratio test is satisfied, (iii) added a covenant to restrict the incurrence of certain non-vehicle indebtedness which covenant permits the incurrence of additional indebtedness that is junior to the indebtedness under the Senior Facilities to the extent the amount outstanding under the Senior Facilities is less than $2.4 billion, (iv) capped the amount of unrestricted cash that may be netted for purposes of calculating the consolidated first lien net leverage ratio at $500 million unless a specified consolidated total gross corporate leverage ratio is met for a specified period, (v) amended the amortization of the Senior Term Loan such that it will amortize, payable in equal quarterly installments, in annual amounts equal to 2% per annum of the original principal amount of the term loans until the maturity date thereof, and (vi) amended certain financial definitions relating to the foregoing. Additionally, the amendments provided that Hertz may enter into the Letter of Credit Facility (as defined below).

Additionally during 2017, Hertz terminated $533 million of commitments under the Senior RCF, such that after giving effect to such terminations the Senior RCF consists of a $1.167 billion senior secured revolving credit facility.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes

During 2017, Hertz redeemed all $250 million of its outstanding 4.25% Senior Notes due April 2018 and all $450 million of its outstanding 6.75% Senior Notes due April 2019.

Hertz's obligations under the indentures for the Senior Notes are guaranteed by each of its direct and indirect U.S. subsidiaries that are guarantors under the Senior Facilities. The guarantees of such subsidiary guarantors may be released to the extent such subsidiaries no longer guarantee the Company's Senior Facilities in the U.S.

Senior Second Priority Secured Notes

In June 2017, Hertz issued $1.25 billion in aggregate principal amount of 7.625% Senior Second Priority Secured Notes due 2022 (the "Senior Second Priority Secured Notes").

Hertz's obligations under the indentures for the Senior Second Priority Secured Notes are guaranteed by each of its direct and indirect U.S. subsidiaries that are guarantors under the Senior Facilities. The guarantees of such subsidiary guarantors may be released to the extent such subsidiaries no longer guarantee the Company's Senior Facilities in the U.S.

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

HVF U.S. Vehicle Medium Term Notes

References to the “HVF U.S. Vehicle Medium Term Notes” include HVF's Series 2010-1 Notes, Series 2011-1 Notes and Series 2013-1 Notes.

HVF Series 2010-1 Notes: In July 2010, HVF issued the Series 2010-1 Rental Car Asset Backed Notes (the "HVF Series 2010-1 Notes") in an aggregate original principal amount of $750 million.

HVF Series 2011-1 Notes: In June 2011, HVF issued the Series 2011-1 Rental Car Asset Backed Notes (the "HVF Series 2011-1 Notes") in an aggregate original principal amount of $598 million. In March 2017, the HVF Series 2011-1 Notes were paid in full.

HVF Series 2013-1 Notes: In January 2013, HVF issued the Series 2013-1 Rental Car Backed Notes, Class A and Class B (the "HVF Series 2013-1 Notes") in an aggregate original principal amount of $950 million.

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

References to the “HVF II U.S. ABS Program” include HVF II’s U.S. Vehicle Variable Funding Notes and HVF II's U.S. Vehicle Medium Term Notes.

HVF II U.S. Vehicle Variable Funding Notes

References to the “HVF II U.S. Vehicle Variable Funding Notes” include the HVF II Series 2013-A Notes, the HVF II Series 2013-B Notes and the HVF II Series 2017-A Notes.

HVF II Series 2013 Notes: At December 31, 2016, the aggregate maximum principal amount of the HVF II Series 2013-A Notes and HVF II 2013-B Notes was approximately $2.2 billion and $1.0 billion, respectively.
During 2017, HVF II extended the maturities of the HVF II Series 2013-A Notes and the HVF II Series 2013-B (the "HVF II Series 2013 Notes") Notes from October 2017 to March 2020. Additionally, HVF II increased the commitments of the HVF II Series 2013 Notes by $415 million and transitioned approximately $300 million of commitments available under the HVF II Series 2013-B Notes to the HVF Series 2013-A Notes. After giving effect to the above transactions, the aggregate maximum principal amount of the HVF II Series 2013-A Notes and HVF II Series 2013-B Notes was approximately $3.4 billion and $291 million, respectively.

HVF II Series 2017-A Notes: In May 2017, HVF II issued the Series 2017-A Variable Funding Rental Car Asset Backed Notes (the “HVF II Series 2017-A Notes”) with an aggregate maximum principal amount of $500 million and a maturity date of October 2018.

HVF II U.S. Vehicle Medium Term Notes

References to the “HVF II U.S. Vehicle Medium Term Notes” include the HVF II Series 2015-1 Notes, the HVF II Series 2015-2 Notes, HVF II Series 2015-3 Notes, HVF II Series 2016-1 Notes, HVF II Series 2016-2 Notes, HVF II Series 2016-3 Notes, the HVF II Series 2016-4 Notes, the HVF II Series 2017-1 Notes and the HVF II Series 2017-2 Notes. There is subordination within each series of HVF II U.S. Vehicle Medium Term Notes based on class.

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

HVF II Series 2015-2 Notes and HVF II Series 2015-3 Notes: In October 2015, HVF II issued the Series 2015-2 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2015-2 Notes”) and Series 2015-3 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2015-3 Notes”) in an aggregate principal amount of $636 million. An affiliate of HVF II purchased the Class D Notes of each such series, and as a result approximately $36 million of the aggregate principal amount was eliminated in consolidation at December 31, 2016.

HVF II Series 2016-1 Notes and HVF II Series 2016-2 Notes: In February 2016, HVF II issued the Series 2016-1 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2016-1 Notes”) and Series 2016-2 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the “HVF II Series 2016-2 Notes”) in an aggregate principal amount of approximately $1.1 billion. An affiliate of HVF II purchased the Class D Notes of each such series, and as a result approximately $61 million of the aggregate principal amount was eliminated in consolidation at December 31, 2016.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HVF II Series 2016-3 Notes and HVF II Series 2016-4 Notes: In June 2016, HVF II issued the Series 2016-3 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the "HVF II Series 2016-3 Notes") and Series 2016-4 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D (collectively, the "HVF II Series 2016-4 Notes") in an aggregate principal amount of approximately $848 million. An affiliate of HVF II purchased the Class D Notes of each such series, and as a result approximately $48 million of the aggregate principal amount was eliminated in consolidation at December 31, 2016.

HVF II Various Series Class D Notes: In August 2017, Hertz sold the below notes, which it had acquired at the time of the respective HVF II initial offerings disclosed above and which were previously eliminated in consolidation, to third parties. The interest terms, maturity, and subordination of the notes sold to third parties remained consistent with the terms per the respective initial offerings.

(In millions)	Aggregate Principal Amount
HVF II Series 2015-2 Class D Notes	$15
HVF II Series 2015-3 Class D Notes	21
HVF II Series 2016-1 Class D Notes	27
HVF II Series 2016-2 Class D Notes	34
HVF II Series 2016-3 Class D Notes	24
HVF II Series 2016-4 Class D Notes	24
Total	$145

HVF II Series 2017-1 Notes and HVF II Series 2017-2 Notes: In September 2017, HVF II issued the Series 2017-1 Rental Car Asset Backed Notes, Class A, Class B, Class C, and Class D (collectively, the "HVF II Series 2017-1 Notes") and the Series 2017-2 Rental Car Asset Backed Notes, Class A, Class B, Class C, and Class D (collectively, the "HVF II Series 2017-2 Notes") in an aggregate principal amount of $820 million. An affiliate of HVF II purchased the HVF II Series 2017-2 Class D Notes and as a result, approximately $20 million of the aggregate principal amount is eliminated in consolidation as of December 31, 2017.

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

In November 2017, HFLF amended the HFLF Series 2013-2 Notes to extend the end of the revolving period from September 2018 to March 2020.

HFLF Medium Term Notes

References to the “HFLF Medium Term Notes” include HFLF’s Series 2013-3 Notes, HFLF's Series 2014-1 Notes, HFLF's Series 2015-1 Notes, HFLF's Series 2016-1 Notes, and HFLF's Series 2017-1 Notes. There is subordination within each series of HFLF Medium Term Notes based on class.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HFLF Series 2013-3 Notes: In November 2013, HFLF issued $500 million in aggregate principal amount of Series 2013-3 Floating Rate Asset-Backed Notes, Class A, Class B, Class C and Class D (collectively, the "HFLF Series 2013-3 Notes"). The HFLF Series 2013-3 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR. In April 2017, the HFLF Series 2013-3 Notes were paid in full.

HFLF Series 2014-1 Notes: In March 2014, HFLF issued $400 million in aggregate principal amount of Series 2014-1 Floating Rate Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the "HFLF Series 2014-1 Notes"). The HFLF Series 2014-1 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR. In October 2017, the HFLF Series 2014-1 Notes were paid in full.

HFLF Series 2015-1 Notes: In June 2015, HFLF issued $300 million in aggregate principal amount of Series 2015-1 Floating Rate Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the “HFLF Series 2015-1 Notes”). The HFLF Series 2015-1 Notes are floating rate and carry an interest rate based upon a spread to one-month LIBOR. An affiliate of HFLF purchased a portion of the obligation related to the Class E Notes and as a result, approximately $5 million of the aggregate principal amount is eliminated in consolidation as of December 31, 2017.

HFLF Series 2016-1 Notes: In April 2016, HFLF issued the Series 2016-1 Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the “HFLF Series 2016-1 Notes”) in an aggregate principal amount of $400 million. The HFLF Series 2016-1 Notes (other than the Class A-2 Notes which are fixed rate) are floating rate and carry an interest rate based upon a spread to one-month LIBOR. In May 2017, an affiliate of HFLF sold to third parties approximately $15 million of the HFLF Series 2016-1 Class E Notes, which it had acquired at the time of the initial offering and which was eliminated in consolidation as of December 31, 2016. The interest terms, maturity, and subordination of the notes sold to third parties remained consistent with the terms per the initial offering.

HFLF Series 2017-1 Notes: In April 2017, HFLF issued the Series 2017-1 Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the “HFLF Series 2017-1 Notes”) in an aggregate principal amount of $500 million. The HFLF Series 2017-1 Notes are fixed rate, except for the Class A-1 Notes which are floating rate and carry an interest rate based upon a spread to one-month LIBOR.

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

European Revolving Credit Facility

During 2017, HHN BV amended its credit agreement ("European Revolving Credit Facility") to extend the maturity of €153 million aggregate maximum borrowings available under the European Revolving Credit Facility from October 2017 to March 2020. An additional €82 million aggregate maximum borrowings available under the European Revolving Credit Facility, which are not subject to the maturity extension described above, will mature in January 2019.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

European Vehicle Notes

In November 2013, HHN BV issued the 4.375% Senior Notes due January 2019 in an aggregate original principal amount of €425 million.

In September 2016, HHN BV issued the 4.125% Senior Notes due October 2021 in an aggregate original principal amount of €225 million.

European Securitization

In July 2010, certain of the Company's foreign subsidiaries entered into a facility agreement that provides for aggregate maximum borrowings of €460 million, as subsequently amended, on a revolving basis under an asset-backed securitization facility (the “European Securitization”). The European Securitization is the primary vehicle financing for its vehicle rental operations in France and The Netherlands. The lenders under the European Securitization have been granted a security interest primarily in the owned rental vehicles used in its vehicle rental operations in France and The Netherlands and certain contractual rights related to such vehicles.

In November 2017, the European Securitization was amended to extend the maturity of €345 million aggregate maximum available borrowings from October 2018 to March 2020. An additional €115 million aggregate maximum available borrowings, which are not subject to the maturity extension described above, will mature in October 2018.

Canadian Securitizations

In September 2015, Hertz established a new securitization platform (the “Canadian Securitization”) designed to facilitate its financing activities relating to the vehicles used by Hertz in the Canadian daily vehicle rental operations of its Hertz, Dollar, and Thrifty brands. The lenders under the Canadian Securitization have been granted a security interest primarily in the owned rental vehicles used in the Company's vehicle rental operations in Canada and certain contractual rights related to such vehicles as well as certain other assets owned by the Hertz entities connected to the financing. TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz (“Funding LP”), is the issuer under the Canadian Securitization. In connection with the establishment of the Canadian Securitization, Funding LP issued the Series 2015-A Variable Funding Rental Car Asset Backed Notes (the “Funding LP Series 2015-A Notes”) that provide for aggregate maximum borrowings of CAD$350 million on a revolving basis.

During 2017, Funding LP amended the Canadian Securitization to extend the maturity of CAD$350 million aggregate maximum borrowings available from January 2018 to March 2020.

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

In November 2017, HA Fleet Pty Limited amended the Australian Securitization to extend the maturity of AUD$250 million aggregate maximum available borrowings from July 2018 to March 2020.

New Zealand Revolving Credit Facility

In September 2016, Hertz New Zealand Holdings Limited, an indirect wholly-owned subsidiary of Hertz, entered into a credit agreement that provides for aggregate maximum borrowings of NZD$60 million on a revolving basis under an asset-based revolving credit facility (the “New Zealand RCF”). The New Zealand RCF is the primary vehicle financing facility for its vehicle rental operations in New Zealand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2017, Hertz New Zealand Holdings Limited amended the New Zealand Revolving Credit Facility to extend the maturity of NZD$60 million from September 2018 to March 2020.

U.K. Financing Facility

As of December 31, 2017, Hertz has obligations to a third party through November 2020 under the U.K. Financing Facility which is the primary fleet financing for Hertz's vehicle rental operations in the United Kingdom.

In May 2017, the U.K. Financing Facility was amended to provide for aggregate maximum borrowing capacity (subject to asset availability) of up to £287.5 million during the peak season, for a seasonal commitment period until September 2017.  Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the U.K. Financing Facility reverted to up to £250 million.

Additionally during 2017, the U.K. Financing Facility was amended to extend the maturity of £250 million aggregate maximum available borrowings from October 2017 to March 2020.

Loss on Extinguishment of Debt

The Company incurred losses associated with the early redemptions and terminations described above. Losses on extinguishment of debt are presented in vehicle and non-vehicle interest expense, net, as applicable in the accompanying statements of operations. The following table reflects the amount of losses for each respective redemption/termination:

	Years Ended December 31,
Redemption/Termination (In millions)	2017	2016
Non-Vehicle Debt:
Senior Term Facilities	$—	$15
Senior RCF	7	—
4.25% Senior Notes due April 2018	6	—
7.50% Senior Notes due October 2018	—	18
6.75% Senior Notes due April 2019	—	16
Total Non-Vehicle	13	49
Vehicle Debt:
HVF II Series 2014-A	—	6
Total Vehicle	—	6
Total Loss on Extinguishment of Debt	$13	$55

There were no losses on extinguishment of debt for the year ended December 31, 2015.

Maturities

At December 31, 2017, the nominal amounts of maturities of debt for each of the years ending December 31 are as follows:

(In millions)	2018	2019	2020	2021	2022	After 2022
Non-Vehicle Debt	$25	$14	$714	$514	$1,764	$1,445
Vehicle Debt	1,697	1,959	5,059	1,406	350	—
Total	$1,722	$1,973	$5,773	$1,920	$2,114	$1,445

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

At December 31, 2017, approximately $1.7 billion of vehicle debt and $25 million of non-vehicle debt was due to mature in 2018. At December 31, 2017, the Company was in compliance with its financial maintenance covenant under the Senior RCF and the Letter of Credit Facility, see "Covenant Compliance" below.

The Company has reviewed its debt facilities and determined that it is probable that the Company will be able, and has the intent, to refinance these facilities at such times as the Company determines appropriate prior to their respective maturities.

Borrowing Capacity and Availability

Borrowing capacity and availability comes from the Company's "revolving credit facilities," which are a combination of variable funding asset-backed securitization facilities, cash-flow-based revolving credit facilities, asset-based revolving credit facilities and a standalone $400 million letter of credit facility that the Company entered into in 2017 (the "Letter of Credit Facility"). Creditors under each such asset-backed securitization facility and asset-based revolving credit facility have a claim on a specific pool of assets as collateral. The Company's ability to borrow under each such asset-backed securitization facility and asset-based revolving credit facility is a function of, among other things, the value of the assets in the relevant collateral pool. With respect to each such asset-backed securitization facility and asset-based revolving credit facility, the Company refers to the amount of debt it can borrow given a certain pool of assets as the borrowing base.

The Company refers to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the respective facility (i.e., with respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, the amount of debt the Company could borrow assuming it possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under such facility. With respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, the Company refers to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt that can be borrowed given the collateral possessed at such time). With respect to the Senior RCF and the Letter of Credit Facility, "Availability Under Borrowing Base Limitation" is the same as "Remaining Capacity" since borrowings under the Senior RCF and the Letter of Credit Facility are not subject to a borrowing base.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following facilities were available to the Company as of December 31, 2017, and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$552	$552
Letter of Credit Facility	—	—
Total Non-Vehicle Debt	552	552
Vehicle Debt
U.S. Vehicle RCF	14	5
HVF II U.S. Vehicle Variable Funding Notes	1,822	—
HFLF Variable Funding Notes	120	6
European Revolving Credit Facility	95	6
European Securitization	180	—
Canadian Securitization	39	—
Australian Securitization	39	—
U.K. Financing Facility	84	—
New Zealand RCF	—	—
Total Vehicle Debt	2,393	17
Total	$2,945	$569

Letters of Credit

In November 2017, Hertz entered into a credit agreement with respect to the Letter of Credit Facility. At Hertz’s option and subject to certain conditions, Hertz may request the issuing banks party to the Letter of Credit Facility to issue letters of credit for itself and on behalf of certain of Hertz’s domestic subsidiaries. The Letter of Credit Facility consists of $400 million of commitments from the issuing banks party thereto. Availability under the Letter of Credit Facility will be limited to an amount equal to the amount of commitments terminated under the Senior RCF. The Letter of Credit Facility will mature on June 30, 2021. As of December 31, 2017, there was no availability under the Letter of Credit Facility and no letters of credit were issued thereunder.

As of December 31, 2017, there were outstanding standby letters of credit totaling $627 million. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount, $615 million was issued under the Senior RCF and none were issued under the Letter of Credit Facility. As of December 31, 2017, none of the issued letters of credit have been drawn upon.

Special Purpose Entities

Substantially all of the Company's revenue earning vehicles and certain related assets are owned by special purpose entities or are encumbered in favor of the lenders under the various credit facilities, other secured financings and asset-backed securities programs. None of such assets (including the assets owned by Hertz Vehicle Financing II LP, Hertz Vehicle Financing LLC, Rental Car Finance LLC, DNRS II LLC, HFLF, Donlen Trust and various international subsidiaries that facilitate the Company's international securitizations) are available to satisfy the claims of general creditors.

The Company has a 25% ownership interest in International Fleet Financing No. 2 B.V. ("IFF No. 2"), a special purpose entity whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a variable interest entity and the Company is the primary beneficiary, therefore, the assets, liabilities, and results of operations of IFF No. 2 are included in the Company's consolidated financial statements. As of December 31, 2017

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 2016, IFF No. 2 had total assets of $524 million and $454 million, respectively, primarily comprised of loans receivable, and total liabilities of $524 million and $454 million, respectively, primarily comprised of debt.

Covenant Compliance

Hertz and its subsidiaries are referred to as the Hertz credit group. The indentures for the Senior Notes and the Senior Second Priority Secured Notes contain covenants that, among other things, limit or restrict the ability of the Hertz credit group to incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions to parent entities of Hertz and other persons outside of the Hertz credit group), make investments, create liens, transfer or sell assets, merge or consolidate, and enter into certain transactions with Hertz's affiliates that are not members of the Hertz credit group.

Certain of the Company's other debt instruments and credit facilities (including the Senior Facilities and Letter of Credit Facility) contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, share repurchases or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures, or engage in certain transactions with certain affiliates. The Senior RCF and the Letter of Credit Facility contain a financial maintenance covenant that is only applicable to such facilities. This financial covenant and related components of its computation are defined in the credit agreements related to such facilities.

The credit agreements governing the Company's Senior Facilities and Letter of Credit Facility require Hertz upon a change of control, as defined therein, to make an offer to repay in full all amounts outstanding thereunder upon such a change of control. The Company's failure to make such an offer would result in an event of default thereunder. In addition, the indentures governing the Company's Senior Notes and Senior Second Priority Secured Notes require Hertz upon a change of control, as defined therein, to make an offer to repurchase all of such outstanding Senior Notes and Senior Second Priority Secured Notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. If Hertz failed to repurchase the Senior Notes and Senior Second Priority Secured Notes, Hertz would be in default under the related indenture. Certain of the Company's other indebtedness also could result in defaults and/or amortization events upon the occurrence of certain change of control events, as defined therein.

The financial covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing the Senior RCF and the Letter of Credit Facility, as of the last day of any fiscal quarter following and including fiscal quarter ending December 31, 2017 (the "Covenant Leverage Ratio"), may not exceed a ratio of 3.00 to 1.00. As of December 31, 2017, Hertz was in compliance with the Covenant Leverage Ratio.

Cash Restrictions

Certain amounts of cash and cash equivalents are restricted for the purchase of revenue earning vehicles and other specified uses under the Vehicle Debt facilities and the LKE Program. As of December 31, 2017 and December 31, 2016, the portion of total restricted cash and cash equivalents that was associated with the Vehicle Debt facilities was $386 million and $235 million, respectively. Restricted cash balances fluctuate based on the timing of purchases and sales of revenue earning vehicles.

Accrued Interest

As of December 31, 2017 and 2016, accrued interest was $71 million and $76 million, respectively, which is included within the accompanying consolidated balance sheets in accrued liabilities.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Net Assets

As a result of the contractual restrictions on Hertz's or its subsidiaries' ability to pay dividends (directly or indirectly) under various terms of its debt, as of December 31, 2017, the restricted net assets of the subsidiaries of Hertz and Hertz Global exceed 25% of their total consolidated net assets, respectively.

Note 8—Employee Retirement Benefits

The Company sponsors multiple domestic and international employee benefit plans. Benefits are based upon years of service and compensation. The Hertz Corporation Account Balance Defined Benefit Pension Plan (the “Hertz Retirement Plan”) is a U.S. cash balance plan which was amended in 2014 to permanently discontinue future benefit accruals and participation under the plan for non-union employees. Some of the Company’s international subsidiaries have defined benefit retirement plans or participate in various insured or multiemployer plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans. The Company's benefit plans are generally funded, except for certain nonqualified U.S. defined benefit plans and in Germany and France, where unfunded liabilities are recorded. The Company also sponsors defined contribution plans for certain eligible U.S. and non-U.S. employees, where contributions are matched based on specific guidelines in the plans.

The Company also sponsors postretirement health care and life insurance benefits for a limited number of employees with hire dates prior to January 1, 1990.

Management makes certain assumptions relating to discount rates, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors when determining amounts to be recognized. These assumptions are reviewed periodically by management, assisted by the enrolled actuary, and updated as warranted. The Company uses a December 31 measurement date for all of the plans and utilizes fair value to calculate the market-related value of pension assets for purposes of determining the expected return on plan assets and accounting for asset gains and losses.

Actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, significant differences in actual experience or significant changes in assumptions would affect the Company's pension costs and obligations. The Company recognizes an asset for each overfunded plan and a liability for each underfunded plan in the consolidated balance sheet. Pension plan liabilities are revalued annually based on updated assumptions and information about the individuals covered by the plan. For pension plans, if accumulated actuarial gains and losses are in excess of a 10 percent corridor, the excess is amortized on a straight-line basis over the average remaining service period of active participants. Prior service cost and the transition asset are amortized on a straight-line basis from the date recognized over the average remaining service period of active participants, when applicable.

Employee Matters Agreement

As described in Note 3, "Discontinued Operations," Hertz Global and Herc Holdings entered into the Employee Matters Agreement to allocate liabilities and responsibilities relating to employment matters, employee compensation, benefit plans and programs and other related matters in connection with the Spin-Off. The Employee Matters Agreement governs the Company's and Herc Holdings’ obligations with respect to such matters for current and former employees of the vehicle rental business and the equipment rental business. The Employee Matters Agreement specifies the method by which the pension plans are split in connection with the Spin-Off. Pension liabilities and an associated asset allocation related to employees of the equipment rental business were transferred to a new plan. The pension asset allocation was completed in 2017.

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

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
(In millions)	2017	2016	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation at January 1	$538	$687	$257	$235	$14	$15
Service cost	1	2	1	1	—	—
Interest cost	21	24	6	8	1	1
Employee contributions	—	—	—	—	—	1
Plan curtailments	(1)	(1)	—	—	—	—
Plan settlements	(2)	(31)	—	—	—	—
Benefits paid	(22)	(4)	(8)	(5)	(2)	(2)
Foreign currency exchange rate translation	—	—	27	(37)	—	—
Actuarial loss (gain)	20	18	(4)	55	1	—
Transfers in connection with the Spin-Off	—	(157)	—	—	—	(1)
Benefit obligation at December 31	$555	$538	$279	$257	$14	$14
Change in Plan Assets
Fair value of plan assets at January 1	$459	$575	$188	$200	$—	$—
Actual return on plan assets	84	48	15	25	—	—
Company contributions	3	6	4	4	2	1
Employee contributions	—	—	—	—	—	1
Plan settlements	(2)	(31)	—	—	—	—
Benefits paid	(22)	(4)	(8)	(5)	(2)	(2)
Foreign currency exchange rate translation	—	—	18	(36)	—	—
Transfers in connection with the Spin-Off	—	(125)	—	—	—	—
Amounts associated with the Spin-Off	4	(10)	—	—	—	—
Fair value of plan assets at December 31	$526	$459	$217	$188	$—	$—
Funded Status of the Plan
Plan assets less than benefit obligation	$(29)	$(79)	$(62)	$(69)	$(14)	$(14)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
($ in millions)	2017	2016	2017	2016	2017	2016
Amounts recognized in balance sheet:
Prepaid expenses and other assets	$—	$—	$17	$1	$—	$—
Accrued liabilities	$(29)	$(79)	$(79)	$(70)	$(14)	$(14)
Net obligation recognized in the balance sheet	$(29)	$(79)	$(62)	$(69)	$(14)	$(14)

Prior service credit	$—	$1	$—	$—	$—	$—
Net gain (loss)	(43)	(87)	(62)	(66)	(1)	—
Accumulated other comprehensive gain (loss)	(43)	(86)	(62)	(66)	(1)	—
Funded/(Unfunded) accrued pension or postretirement benefit	14	7	—	(3)	(13)	(14)
Net obligation recognized in the balance sheet	$(29)	$(79)	$(62)	$(69)	$(14)	$(14)

Total recognized in other comprehensive (income) loss	$(43)	$(41)	$(4)	$33	$1	$—
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(43)	$(36)	$(5)	$31	$2	$1
Estimated amounts that will be amortized from accumulated other comprehensive (income) loss over the next fiscal year:
Net loss	$(1)	$(4)	$(1)	$(1)	$—	$—
Accumulated Benefit Obligation at December 31	$554	$535	$278	$255	N/A	N/A

Weighted-average assumptions as of December 31
Discount rate	3.6%	4.0%	2.4%	2.5%	3.5%	3.9%
Expected return on assets	6.3%	7.0%	5.2%	5.2%	N/A	N/A
Average rate of increase in compensation	4.3%	4.3%	2.8%	2.8%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	6.4%	6.7%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	21	22

N/A - Not applicable

The discount rate used to determine the December 31, 2017 and 2016 benefit obligations for U.S. pension plans is based on the rate from the Mercer Pension Discount Curve-Above Mean Yield that is appropriate for the duration of the Company's plan liabilities. For its plans outside the U.S., the discount rate reflects the market rates for an optimized subset of high-quality corporate bonds currently available. The discount rate in a country was determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches its plan.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense charged to net income (loss) from continuing operations:

	Pension Benefits						Postretirement Benefits (U.S.)
	U.S.			Non-U.S.
	Years Ended December 31,
($ in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of Net Periodic
Service cost	$1	$2	$3	$1	$1	$1	$—	$—	$—
Interest cost	21	24	21	6	8	8	1	1	1
Expected return on plan assets	(26)	(32)	(31)	(10)	(11)	(15)	—	—	—
Net amortizations	3	6	2	2	—	2	—	—	—
Settlement loss	1	5	4	—	—	1	—	—	—
Net pension and postretirement expense (benefit)	$—	$5	$(1)	$(1)	$(2)	$(3)	$1	$1	$1
Weighted-average discount rate for expense (January 1)	4.0%	4.3%	3.9%	2.5%	3.6%	3.3%	3.9%	4.2%	3.8%
Weighted-average assumed long-term rate of return on assets (January 1)	7.0%	7.2%	7.4%	5.2%	6.1%	7.3%	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	6.7%	6.9%	7.3%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	4.5%	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	N/A	N/A	21	22	14
N/A - Not applicable

The net of tax loss in accumulated other comprehensive income (loss) at December 31, 2017 and 2016 relating to pension benefits of the Hertz Retirement Plan was $76 million and $110 million, respectively. Changing the assumed health care cost trend rates by one percentage point is not expected to have a material impact on the total of service and interest cost components or on the postretirement benefit obligation.

The provisions charged to net income (loss) from continuing operations for the years ended December 31, 2017, 2016 and 2015 for all other pension plans were approximately $10 million, $9 million and $10 million, respectively.

Net pension and postretirement expense for the year ended December 31, 2016 includes a settlement loss of approximately $5 million relating to lump-sum distributions to participants primarily due to restructuring actions taken during the year.

The provisions charged to net income (loss) from continuing operations for the years ended December 31, 2017, 2016 and 2015 for the defined contribution plans were approximately $23 million, $23 million and $25 million, respectively.

Plan Assets

The Company has a long-term investment outlook for the assets held in the Company sponsored plans, which is consistent with the long-term nature of each plan's respective liabilities. The Company has two major plans which reside in the U.S. and the United Kingdom.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. Plan

The U.S. Plan (the “Plan”) currently has a target asset allocation of 65% equity and 35% fixed income. The equity portion of the Plan is primarily invested in passively managed equity funds, along with international and emerging market funds that are actively managed. The fixed income portion of the Plan is actively managed by professional investment managers and is benchmarked to the Bloomberg Barclays U.S. Long Government/Credit index. The Plan assumes a 6.3% expected long-term annual weighted-average rate of return on assets.

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

(In millions)	December 31, 2017		December 31, 2016
Asset Category	Level 1	Level 2	Level 1	Level 2
Cash	$1	$—	$3	$—
Short Term Investments	—	2	—	—
Equity Funds:
U.S. Large Cap	—	148	—	135
U.S. Mid Cap	—	42	—	36
U.S. Small Cap	—	33	—	30
International Large Cap	—	87	—	77
International Emerging Markets	—	26	—	23
Asset-Backed Securities	—	8	—	6
Fixed Income Securities:
U.S. Treasuries	—	53	—	46
Corporate Bonds	—	96	—	88
Government Bonds	—	10	—	6
Municipal Bonds	—	12	—	11
Real Estate (REITs)	—	8	—	8
Amounts associated with discontinued operations (yet to be transferred)	—	—	—	(10)
Total fair value of pension plan assets	$1	$525	$3	$456

The U.K. Plan

The Company's United Kingdom defined benefit pension plan (the "U.K. Plan") has a target allocation of 37.5% actively managed multi-asset funds, 27.5% passive equity funds and 35% protection portfolio that consists of liability driven investments, Sterling liquidity fund and UK corporate bonds.  The actively managed multi-asset funds are intended to deliver a long-term equity-like return but with reduced levels of volatility. The protection portfolio is designed to partially hedge the interest rate and inflation expectation exposure of the liabilities which are measured on a local regulatory basis. The amount that is required to be invested in each fund to maintain target hedge ratios will vary over time as the value of the liabilities changes and the allocations within the Protection portfolio will be allowed to vary accordingly. All of the invested assets of the U.K. Plan are held via pooled funds managed by professional investment managers. The U.K. Plan assumes a 5.2% expected long-term weighted-average rate of return on assets for the Plan in total.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's U.K. Plan accounts for $211 million of the $217 million in fair value of Non-U.S. plan assets at December 31, 2017 and accounts for $182 million of the $188 million in fair value of Non-U.S. plan assets at December 31, 2016. The fair value measurements of the Company's U.K. pension plan assets are based upon inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable (Level 1) and significant observable inputs that reflect quoted prices for similar assets or liabilities in active markets (Level 2). The fair value measurements of the U.K. pension plan assets relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31, 2017		December 31, 2016
Asset Category	Level 1	Level 2	Level 1	Level 2
Actively Managed Multi-Asset Funds:
Diversified Growth Funds	$—	$76	$—	$65
Passive Equity Funds:
U.K. Equities	—	28	—	24
Overseas Equities	—	33	—	29
Passive Bond Funds:
Corporate Bonds	—	23	—	20
Index-Linked Gilts	—	—	—	44
Liability Driven Investments	—	42	—	—
Liquidity Fund	9	—	—	—
Total fair value of pension plan assets	$9	$202	$—	$182

Contributions

The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, the Company makes contributions beyond those legally required. In 2017 and 2016, the Company did not make any cash contributions to its U.S. qualified pension plan.

In 2017 and 2016, the Company made contributions to its U.S. non-qualified pension plans of $3 million and $6 million, respectively. The Company made discretionary contributions of $3 million and $3 million to its U.K. Plan during the years ended December 31, 2017 and 2016, respectively.

The Company does not anticipate contributing to the U.S. qualified pension plan during 2018. For the U.K. plan the Company anticipates contributing $2 million during 2018 and does not anticipate contributing to its other international plans. The level of 2018 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Benefit Payments

The following table presents estimated future benefit payments:

(In millions)	Pension Benefits	Postretirement Benefits (U.S.)
2018	$44	$1
2019	45	1
2020	47	2
2021	50	1
2022	52	1
After 2022	273	5
	$511	$11

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

The Company's participation in multiemployer plans for the annual period ended December 31, 2017 is outlined in the table below. For plans that are not individually significant to the Company, the total amount of contributions is presented in the aggregate.

	EIN /Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending /Implemented(1)	Contributions by The Hertz Corporation (In millions)			Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
Pension Fund		2017	2016		2017	2016	2015
Western Conference of Teamsters	91-6145047	Green	Green	NA	$6	$6	$6	N/A	10/1/2020
Other Plans(2)					4	3	4
Total Contributions					$10	$9	$10

N/A	Not applicable

(1)
Indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2017.

(2)
Included in the Other Plans are contributions to the Local 1034 Pension Fund. The amount contributed by Hertz to the Local 1034 Pension Fund was reported as being more than 5% of total contributions to the plan, on the fund's Form 5500 for the year ended December 31, 2016.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Stock-Based Compensation

The non-cash stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded on the books at the Hertz level.

Plans

Prior to the Spin-Off, Old Hertz Holdings board of directors adopted the Hertz Global Holdings, Inc. 2016 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan contains 6,600,000 shares which can be granted pursuant to the terms and conditions of the Omnibus Plan, plus an unspecified number of shares awarded in connection with distribution awards granted under the Omnibus Plan in accordance with the Employee Matters Agreement, in substitution of, or in accordance with, an outstanding award granted under an Old Hertz Holdings plan that was held by a participant immediately before the completion of the Spin-Off, as described in the next paragraph. The Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units and deferred stock units to key executives, employees and non-management directors. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

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

Effective January 1, 2017, the Company's board of directors adopted the 2017 EICP, pursuant to which any award granted will be from shares available under the Omnibus Plan. The provisions of the plan provide for the pay out of any bonus earned in either cash or performance stock units ("PSUs") for certain groups of employees. The decision regarding the form of payout will be made after the bonus has been earned and as such, the grant date of the PSUs is not established until vested. The potential PSU awards will be based on a monetary amount equivalent to a percentage of employees’ salaries that will be based on the achievement of specific performance metrics in 2017. The specific monetary amount will be calculated at the time of grant. The PSUs are intended to be granted in place of cash bonus awards and, therefore, qualify as equity awards. Compensation cost for these awards is recognized over the requisite service period based on the fair value of the award at the end of each reporting period. The Company calculates the anticipated number of awards to be granted based on the bonus dollars expected to be earned divided by the stock price as of the reporting date. The anticipated awards are used to estimate the compensation expense as of the reporting date. Compensation charges will accumulate as a liability until the grant date, at which time the liability will be reclassified to equity. During the year ended December 31, 2017, the Company recognized approximately $6 million of stock-based compensation expense associated with the 2017 EICP and the Company expects approximately 269,000 shares will be granted in connection with this program based on Hertz Global's stock price as of December 31, 2017.

As of December 31, 2017, the Company had 3,471,326 shares underlying awards outstanding under the Omnibus Plan.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the total compensation expense and associated income tax benefits recognized, including the cost of stock options, restricted stock units ("RSUs"), PSUs, and performance stock awards ("PSAs") is as follows:

	Years Ended December 31,
(In millions)	2017	2016	2015
Compensation expense	$19	$13	$16
Income tax benefit	(8)	(5)	(7)
Total	$11	$8	$9

As of December 31, 2017, there was approximately $19 million of total unrecognized compensation cost related to non-vested stock options, RSUs, PSUs and PSAs granted. The total unrecognized compensation cost is expected to be recognized over the remaining 1.5 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options and Stock Appreciation Rights

All stock options and stock appreciation rights granted under the Omnibus Plan will have a per-share exercise price of not less than the fair market value of one share of Hertz Global's common stock on the grant date. Stock options and stock appreciation rights will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the Compensation Committee of the Company's board of directors. No stock options or stock appreciation rights will be exercisable after a maximum of ten years from the grant date.

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

The Company calculates the expected volatility based on the historical movement of its stock price.

	Grants
Assumption	2017	2016	2015
Expected volatility	47.8%	44.2%	41.4%
Expected dividend yield	—%	—%	—%
Expected term (years)	7	5	5
Risk-free interest rate	1.95%	1.00%	1.17%
Weighted-average grant date fair value	$9.44	$39.35	$29.09

A summary of option activity as of December 31, 2017 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2017	886,364	$66.24	3.5	$2
Granted	623,432	21.94	—	—
Exercised	—	—	—	—
Forfeited or Expired	(375,102)	58.83	—	—
Outstanding at December 31, 2017	1,134,694	44.35	4.3	—
Exercisable at December 31, 2017	370,405	63.12	2.1	—

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of non-vested options as of December 31, 2017, and changes during the year, is presented below.

	Non-vested Shares	Weighted- Average Exercise Price	Weighted- Average Grant- Date Fair Value
Non-vested as of January 1, 2017	498,278	$70.36	$24.32
Granted	623,432	21.94	9.44
Vested	(103,445)	87.92	29.16
Forfeited	(253,976)	50.00	18.25
Non-vested as of December 31, 2017	764,289	35.25	13.54

Additional information pertaining to option activity under the plans is as follows:

	Years Ended December 31,
(In millions)	2017	2016	2015
Aggregate intrinsic value of stock options exercised	$—	$12	$4
Cash received from the exercise of stock options	—	10	5
Fair value of options that vested	3	10	5
Tax benefit realized on exercise of stock options	—	4	1

Performance Stock, Performance Stock Units, Performance Stock Awards, Restricted Stock and Restricted Stock Units

Performance stock, PSUs and PSAs granted under the Omnibus Plan or the 2017 EICP will vest based on the achievement of pre-determined performance goals over performance periods determined by the Compensation Committee. Each of the units granted represent the right to receive one share of Hertz Global's common stock on a specified future date. In the event of an employee's death or disability, a pro rata portion of the employee's performance stock, performance stock units and performance units will vest to the extent performance goals are achieved at the end of the performance period. Restricted stock and RSUs granted under the Omnibus Plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the Compensation Committee.

A summary of the PSU and PSA activity as of December 31, 2017 is presented below.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2017	592,931	$46.39	$—
Granted	1,087,695	22.15	—
Vested	(60,174)	83.54	—
Forfeited or Expired	(386,529)	33.70	—
Outstanding at December 31, 2017	1,233,923	29.98	5

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of RSU activity as of December 31, 2017 is presented below.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2017	346,984	$48.46	$—
Granted	635,737	19.27	—
Vested	(100,019)	64.24	—
Forfeited or Expired	(144,162)	33.10	—
Outstanding at December 31, 2017	738,540	24.20	16

Additional information pertaining to RSU activity is as follows:

	Years Ended December 31,
	2017	2016	2015
Total fair value of awards that vested (In millions)	$6	$7	$5
Weighted average grant date fair value of awards	19.27	38.86	80.77

Compensation expense for PSUs, PSAs and RSUs is based on the grant date fair value, and is recognized ratably over the vesting period. For grants in 2017, 2016 and 2015, the vesting period is three years. In addition to the service vesting condition, the PSUs and PSAs had an additional vesting condition which called for the number of units that will be awarded being based on achievement of a certain level of Corporate EBITDA or other performance measures over the applicable measurement period.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Leases

The Company has the following types of operating leases:

•	Airport concession agreements which are agreements that grant the Company the right to conduct its vehicle rental operations at airports;

•	Real estate leases for its off airport vehicle rental locations and other various operations; and

•	Other leases, primarily consisting of revenue earning vehicles and other equipment.

Many of the Company's concession agreements and real estate leases require the Company to pay or reimburse operating expenses, such as common area charges and real estate taxes, to pay concession fees above guaranteed minimums or additional rent based on a percentage of revenues or sales (as defined in those agreements) arising at the relevant premises, or both. The Company operates from various leased premises with terms generally up to 35 years and a number of its leases contain renewal options. These renewal options vary, but the majority include clauses for renewal for various term lengths at various rates, both fixed and market.

For the year ended December 31, 2017, the following amounts were expensed under existing agreements:

	Years ended December 31,
(In millions)	2017	2016	2015
Minimum fixed cost	$650	$622	$718
Variable lease cost	295	292	239
Sublease income	(5)	(4)	(5)
Total	$940	$910	$952

As of December 31, 2017, minimum obligations, net of subleases under existing agreements approximate the following:

(In millions)	Total
2018	$435
2019	384
2020	298
2021	238
2022	185
After 2022	725
Total	$2,265

Note 12—Restructuring

The Company continuously evaluates its workforce, product offerings and operations to determine when headcount reductions, business process re-engineering, asset impairments or outsourcing arrangements are necessary. There were no significant restructuring programs initiated during 2017.

During 2016, the Company initiated approximately $63 million of restructuring programs that include headcount reductions, business process re-engineering, asset impairments and outsourcing certain information technology application and infrastructure functions to a third party service provider.

During 2015, the Company completed restructuring programs primarily related to closure of off airport locations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring charges under these programs were as follows:

	Years Ended December 31,
(In millions)	2017	2016	2015
By Type:
Termination benefits	$7	$24	$13
Impairments and asset write-downs	—	30	2
Facility closure and lease obligation costs	1	7	18
Other	—	1	(4)
Total	$8	$62	$29

	Years Ended December 31,
(In millions)	2017	2016	2015
By Caption:
Direct vehicle and operating	$1	$36	$18
Selling, general and administrative	7	26	11
Total	$8	$62	$29

	Years Ended December 31,
(In millions)	2017	2016	2015
By Segment:
U.S. Rental Car	$2	$49	$23
International Rental Car	6	9	6
Corporate	—	4	—
Total	$8	$62	$29

The following table sets forth the activity affecting the restructuring accrual during the years ended December 31, 2017 and 2016. The Company expects to pay the remaining restructuring obligations relating to termination benefits over approximately the next twenty-four months. Other is primarily comprised of future lease obligations which will be paid over the remaining term of the applicable leases.

(In millions)	Termination Benefits	Other	Total
Balance as of December 31, 2015	$9	$15	$24
Charges incurred	24	38	62
Cash payments	(19)	(9)	(28)
Other non-cash changes(a)	(1)	(30)	(31)
Balance as of December 31, 2016	$13	$14	$27
Charges incurred	7	1	8
Cash payments	(11)	(4)	(15)
Other non-cash changes	1	—	1
Balance as of December 31, 2017	$10	$11	$21

(a)	Decrease in 2016 primarily consists of $25 million related to the impairment of certain assets used in the U.S. Rental Car segment in conjunction with a restructuring program.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Tax (Provision) Benefit

The components of income (loss) before income taxes for the periods were as follows (in millions):

Hertz Global

	Years Ended December 31,
	2017	2016	2015
Domestic	$(680)	$(535)	$(84)
Foreign	105	65	216
Total income (loss) from continuing operations before income taxes	$(575)	$(470)	$132

Hertz

	Years Ended December 31,
	2017	2016	2015
Domestic	$(675)	$(534)	$(84)
Foreign	105	65	216
Total income (loss) from continuing operations before income taxes	$(570)	$(469)	$132

The total income tax provision (benefit) consists of the following (in millions):

Hertz Global and Hertz

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$22	$(49)
Foreign	19	48	57
State and local	1	12	(2)
Total current	20	82	6
Deferred:
Federal	(900)	(131)	34
Foreign	10	1	(23)
State and local	(32)	52	—
Total deferred	(922)	(78)	11
Total provision (benefit)	$(902)	$4	$17

US Tax Reform

On December 22, 2017, President Trump signed the TCJA, Pub. L. No. 115-97, the first major overhaul of the United States tax system in thirty years. The TCJA contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one‑time transition tax related to the transition of U.S. international tax from a worldwide tax system to a modified territorial tax system, (iv) the repeal of the Like-Kind-Exchange deferral rules as applicable to personal property, including rental vehicles, (v) additional limitations on the deductibility of interest expense, and (vi) expanded limitations on executive compensation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Provisional Amounts

The company recognized the income tax effects of the TCJA in its 2017 financial statements in accordance with guidance issued under SAB 118.

At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the TCJA; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. We expect the U.S. Treasury to issue additional guidance that clarifies provisions of the TCJA and we will account for the provisions as released and in accordance with guidance issued under SAB 118. The Company recognized a provisional net tax benefit of $679 million, which is included as a component of income tax expense from continuing operations. Below is a discussion of the material provisional items in the tax provision.

Deferred tax assets and liabilities: The Company remeasured certain deferred tax assets and liabilities based on the federal rate at which they are expected to reverse in the future, which is generally 21%. The Company also remeasured the state rate at which certain deferred tax assets and liabilities are expected to reverse in the future associated with the reduction in the future federal benefit from state deferred tax assets and liabilities from 35% to 21%. However, the Company is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the Company's deferred tax balance was a tax benefit of $679 million, including the remeasurement of its valuation allowance.

Foreign tax effects: The one-time transition tax is based on the Company's total post-1986 earnings and profits ("E&P") that were previously deferred from U.S. income taxes. The Company has determined on a provisional basis that its E&P for all foreign subsidiaries is an overall deficit and, as a result, has not recorded a provisional amount for the one-time transition tax liability. The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based, in part, on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

The Company has not yet made a policy election with respect to its treatment of potential GILTI. Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. The Company is still in the process of analyzing the provisions of the TCJA associated with GILTI and the expected impact of GILTI on the Company in the future.

We continue to evaluate whether to assert indefinite reinvestment on a part or all of our foreign earnings as of December 31, 2017 and will record the tax effects of any change in our provision amounts in accordance with guidance issued under SAB 118.

State tax effects: As noted above, the Company remeasured certain deferred tax assets and liabilities to account for the reduction in the future federal benefit from state deferred tax assets and liabilities. Furthermore, the Company has recorded a provisional amount for the state impact of accelerated depreciation under TCJA based on each state’s historical conformity with pre-TCJA accelerated depreciation law. In addition, the Company has incorporated the impact of TCJA into its analysis of the realizability of state deferred tax assets.

Other Federal effects: The TCJA repealed the corporate alternative minimum tax ("AMT") and allowed taxpayers to recover 50% of AMT credit carry forwards in 2018, 2019, and 2020. Any remaining AMT credit carry forward existing in 2021 can be fully refunded. As of December 31, 2017, the Company has an AMT credit carry forward of $40 million and estimates refunds of $20 million, $10 million, $5 million, and $5 million, in tax years 2018, 2019, 2020, and 2021, respectively. However, pursuant to the requirements of the Balanced Budget and Emergency Deficit Control Act of 1985, such refunds of AMT are subject to sequestration which is currently 6.6% of the requested refunds. Therefore, the Company reduced its expected receivable by $3 million. Further, the Company recorded a provisional reduction to deferred tax assets related to 100% bonus depreciation for qualified assets placed into service after September 27, 2017. The provisional amounts require further analysis due to the volume of contracts and data required to complete the computations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal items of the U.S. and foreign net deferred tax assets and liabilities are as follows (in millions):

Hertz Global and Hertz

	Years Ended December 31,
	2017	2016
Deferred Tax Assets:
Employee benefit plans	$27	$64
Net operating loss carry forwards	1,343	1,669
Federal, state and foreign local tax credit carry forwards	24	59
Accrued and prepaid expenses	90	251
Total Deferred Tax Assets	1,484	2,043
Less: Valuation Allowance	(305)	(230)
Total Net Deferred Tax Assets	1,179	1,813
Deferred Tax Liabilities:
Depreciation on tangible assets	(1,576)	(2,673)
Intangible assets	(764)	(1,232)
Total Deferred Tax Liabilities	(2,340)	(3,905)
Net Deferred Tax Liability	$(1,161)	$(2,092)

The above amounts at December 31, 2016 exclude deferred taxes of the Company’s Brazil Operations which are included in assets held for sale in the accompanying consolidated balance sheet at December 31, 2016. The Brazil Operations were sold in August 2017, as further described in Note 4, "Acquisitions and Divestitures."

Hertz Global and Hertz

As of December 31, 2017, deferred tax assets of $873 million were recorded for U.S. federal net operating losses (“Federal NOL") carry forwards of $4,156 million. The TCJA modified the Federal NOL rules, permitting Federal NOLs generated in tax years after December 31, 2017, to offset only 80% of taxable income. Federal NOLs generated in tax years before January 1, 2018 are not subject to the limit. As a result, the Company must track separately its pre-January 1, 2018 and its post-December 31, 2017 Federal NOLs. Post-December 31, 2017 Federal NOLs may be carried forward indefinitely. The total pre-January 1, 2018 Federal NOL carry forwards are $4,156 million. Upon adoption in January 2017 of recently issued accounting pronouncement Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting", (as described in Note 2, "Significant Accounting Policies"), the Company recognized as of the adoption date deferred tax assets of $49 million for excess tax benefits that were not previously recognized as the related tax deduction had not reduced taxes payable, and the Company recorded a cumulative-effect adjustment to accumulated deficit in the accompanying consolidated balance sheets. Pre-January 1, 2018 Federal NOLs begin to expire in 2029. State net operating losses ("State NOL") have generated a deferred tax asset of $290 million. As of December 31, 2017, a valuation allowance of $101 million was recorded against these state deferred tax assets because they relate to states that have historical losses where it is more likely than not that the state net operating loss carry forwards may not be utilized in the future. The State NOLs expire over various years beginning in 2018 depending upon when they were generated and the particular jurisdiction.

As of December 31, 2016, deferred tax assets of $1,324 million were recorded for Federal NOL carry forwards of $3,782 million. The total Federal NOL carry forwards are $3,914 million of which $132 million relate to excess tax deductions associated with stock compensation plans, which have yet to reduce taxes payable. The Federal NOLs begin to expire in 2029. State NOLs, exclusive of the effects of the excess tax deductions, have generated a deferred tax asset of $190 million. As of December 31, 2016, a valuation allowance of $56 million was recorded against these deferred tax assets because they relate to separate states that have historical losses where it is more likely than not

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that the State NOL carry forwards may not be utilized in the future. The State NOLs expire over various years beginning in 2017 depending upon when they were generated and the particular jurisdiction.

As of December 31, 2017, deferred tax assets of $180 million were recorded for foreign net operating losses ("Foreign NOL") carry forwards of $655 million. A valuation allowance of $126 million at December 31, 2017 was recorded against these deferred tax assets because those assets relate to jurisdictions that have historical losses and it is more likely than not that a portion of the Foreign NOL carry forwards may not be utilized in the future. Additionally, a valuation allowance of $50 million was recorded against other deferred tax assets in these jurisdictions.

As of December 31, 2016, deferred tax assets of $155 million were recorded for Foreign NOL carry forwards of $736 million. A valuation allowance of $108 million at December 31, 2016 was recorded against these deferred tax assets because those assets relate to jurisdictions that have historical losses and it is more likely than not that a portion of the Foreign NOL carry forwards may not be utilized in the future. Additionally, a valuation allowance of $47 million was recorded against other deferred tax assets in these jurisdictions.

As of December 31, 2017 and 2016, deferred tax assets of $9 million and $2 million were recorded for U.S. Federal Net Capital Losses, respectively. As of December 31, 2017 and 2016, a valuation allowance of $9 million and $2 million was recorded on U.S. Federal Net Capital Losses, respectively.

As of December 31, 2017, Foreign NOL carry forwards of $655 million include $595 million which have an indefinite carry forward period and associated deferred tax assets of $164 million. The remaining Foreign NOLs of $60 million are subject to expiration beginning in 2024 and have associated deferred tax assets of $16 million.

As of December 31, 2016, Foreign NOL carry forwards of $736 million include $679 million which have an indefinite carry forward period and associated deferred tax assets of $139 million. The remaining Foreign NOLs of $57 million are subject to expiration beginning in 2024 and have associated deferred tax assets of $16 million.

In determining valuation allowances, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with Topic 740-10, “Accounting for Income Taxes”. This assessment included the evaluation of cumulative earnings and losses in recent years, scheduled reversals of net deferred tax liabilities, the availability of carry forwards and the remaining period of the respective carry forward, future taxable income and any applicable tax-planning strategies that are available.

Based on the assessment as of December 31, 2017, total valuation allowances of $305 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not the remaining deferred tax assets of $1,179 million will be realized and as such, no valuation allowance has been provided on these assets.

Based on the assessment as of December 31, 2016, total valuation allowances of $230 million were recorded against deferred tax assets. Although realization is not assured, the Company has concluded that it is more likely than not the remaining deferred tax assets of $1,813 million will be realized and as such, no valuation allowance has been provided on these assets.

As of December 31, 2017, deferred tax assets of $23 million were recorded for various U.S. federal and state credits. The deferred tax balance includes the reclassification of AMT credits of $40 million to its tax receivable account resulting from the TCJA's repeal of the corporate AMT and enactment of AMT credit refunds beginning in 2018. Based on the assessment, as of December 31, 2017, total valuation allowances of $19 million were recorded against deferred tax assets relating to these credits. The state tax credits expire over various years beginning in 2018 depending upon when they were generated and the particular jurisdiction.

As of December 31, 2016, deferred tax assets of $54 million were recorded for U.S. federal AMT credits and various state tax credits. Based on the assessment, as of December 31, 2016, total valuation allowances of $10 million were recorded against deferred tax assets relating to these credits. The state tax credits expire over various years beginning in 2018 depending upon when they were generated and the particular jurisdiction.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant items in the reconciliation of the statutory and effective income tax rates consisted of the following:

Hertz Global

	Years Ended December 31,
	2017	2016	2015
Statutory Federal Tax Rate	35%	35%	35%
Foreign tax rate differential	2	2	(20)
State and local income taxes, net of federal income tax benefit	6	3	(5)
Change in state apportionment and statutory rates, net of federal income tax benefit	6	(7)	5
Tax Reform	118	—	—
Federal and foreign permanent differences	—	(1)	5
Withholding taxes	(2)	(2)	5
Uncertain tax positions	—	—	(5)
Change in valuation allowance	(7)	(11)	(35)
Benefit from sale of non-U.S. operations	—	—	17
Change in foreign statutory rates	—	(3)	1
Goodwill impairment	—	(12)	—
Sale of CAR Inc. common stock	—	—	14
Stock option shortfalls	(1)	(3)	—
All other items, net	—	(2)	(4)
Effective Tax Rate	157%	(1)%	13%

The effective tax rate for the year ended December 31, 2017 was 157% as compared to (1)% for the year ended December 31, 2016, with an income tax benefit of $902 million and an income tax provision of $4 million, respectively. The $906 million decrease in the tax provision is largely due to the benefit from the TCJA in 2017 and the provision of goodwill impairment in 2016. In addition, contributing factors to the reduced tax expense include a decrease in pretax operating results, the composition of operating results by jurisdiction, a change state statutory effective tax rates, and an increase in the valuation allowance relating to losses in certain U.S. and non-U.S. jurisdictions.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hertz

	Years Ended December 31,
	2017	2016	2015
Statutory Federal Tax Rate	35%	35%	35%
Foreign tax rate differential	2	2	(20)
State and local income taxes, net of federal income tax benefit	6	3	(5)
Change in state statutory rates, net of federal income tax benefit	6	(7)	5
Tax Reform	119	—	—
Federal and foreign permanent differences	—	(1)	5
Withholding taxes	(2)	(2)	5
Uncertain tax positions	—	—	(5)
Change in valuation allowance	(7)	(11)	(35)
Benefit from sale of non-U.S. operations	—	—	17
Change in foreign statutory rates	—	(3)	1
Goodwill impairment	—	(12)	—
Sale of CAR Inc. common stock	—	—	14
Stock option shortfalls	(1)	(3)	—
All other items, net	—	(2)	(4)
Effective Tax Rate	158%	(1)%	13%

The effective tax rate for the year ended December 31, 2017 was 158% as compared to (1)% for the year ended December 31, 2016, with an income tax benefit of $902 million and an income tax provision of $4 million, respectively. The $906 million decrease in the tax provision is largely due to the benefit from the TCJA in 2017 and the provision of goodwill impairment in 2016. In addition, contributing factors to the reduced tax expense include a decrease in pretax operating results, the composition of operating results by jurisdiction, a change in the state statutory effective tax rates, and an increase in the valuation allowance relating to losses in certain U.S. and non-U.S. jurisdictions.

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

Hertz Global and Hertz

The TCJA implemented a one-time transition tax on all accumulated foreign earnings not previously taxed in the U.S. Taxpayers must measure accumulated foreign earnings as of November 2, 2017 and December 31, 2017 and will be taxed on the higher amount. The law permits the accumulated earnings in one foreign subsidiary to be offset by an earnings deficit in an affiliated foreign subsidiary. In accordance with guidance issued under SAB 118, the Company has determined that, on a worldwide basis, it is in an earnings deficit position, resulting in no transition tax liability. The TCJA also enacted a 100% deduction for U.S. corporations receiving foreign-source dividends from corporations of which it owns at least 10%. While the dividends received deduction allows distributions from foreign subsidiaries to be free of U.S. federal tax, such distributions may still be subject to foreign income or withholding tax and state tax. We continue to evaluate whether to assert indefinite reinvestment on a part or all of our foreign earnings as of December 31, 2017 and will record the tax effects of any change in our provision amounts in accordance with guidance issued under SAB 118.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2017, total unrecognized tax benefits were $43 million, of which $14 million, if settled, would positively impact the effective tax rate in future periods because of correlative adjustments associated with these liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2017	2016	2015
Balance at January 1	$45	$81	$57
Increase (Decrease) attributable to tax positions taken during prior periods	(2)	(35)	16
Increase (Decrease) attributable to tax positions taken during the current year	3	—	9
Decrease attributable to settlements with taxing authorities	(3)	(1)	(1)
Balance at December 31	$43	$45	$81

The Company conducts business globally and, as a result, files one or more income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 2003 to 2016. The Internal Revenue Service completed their audit of the Company's 2007 to 2009 and surveyed 2010 and 2011 tax returns and had no changes to the previously filed tax returns. Currently, the Company's 2014 and 2015 tax years are under audit by the Internal Revenue Service. Several U.S. state and other non-U.S. jurisdictions are under audit. With regard to these audits, it is reasonably possible that the amount of unrecognized tax benefits may change as the result of the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances. At this time, an estimate of the range of the reasonably possible change cannot be made. It is reasonable that approximately $4 million of unrecognized tax benefits may reverse within the next twelve months due to settlement with the relevant non-U.S. taxing authorities.

Net, after-tax interest and penalties related to the liabilities for unrecognized tax benefits are classified as a component of income tax (provision) benefit in the consolidated statement of operations. During the years ended December 31, 2017, 2016 and 2015, approximately $(1) million, $1 million and $4 million, respectively, in net, after-tax interest and penalties were recognized. As of December 31, 2017 and 2016, approximately $7 million and $8 million, respectively, of net, after-tax interest and penalties were accrued in the Company's consolidated balance sheet within accrued taxes.

Note 14—Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments. The Company's assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 inputs (earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples and royalty rates) and Level 3 inputs (forecasted cash flows and discount rates). See Note 2, "Significant Accounting Policies — Recoverability of Goodwill and Intangible Assets," for more information on the application of the use of fair value methodology.

Cash Equivalents and Investments

The Company’s cash equivalents primarily consist of money market accounts. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in equity securities that are measured at fair value on a recurring basis consist of available for sale securities.

The following table summarizes the ending balances of the Company's cash equivalents and investments. The Company's money market accounts as of December 31, 2016 were previously disclosed as using Level 2 inputs but have been reclassified to Level 1 in the table below due to their fair values having been determined using inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable.

	December 31, 2017				December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$634	$—	$—	$634	$606	$—	$—	$606
Equity securities	—	—	—	—	9	—	—	9
Total	$634	$—	$—	$634	$615	$—	$—	$615

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of December 31, 2017		As of December 31, 2016
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-vehicle Debt	$4,476	$4,438	$3,934	$3,791
Vehicle Debt	10,471	10,456	9,685	9,670
Total	$14,947	$14,894	$13,619	$13,461

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

(In millions)	Fair Value	Level 1	Level 2	Level 3	Fair Value (Income)/Loss Adjustment Recorded for the Year Ended December 31, 2017
Brazil Operations	$115	$—	$115	$—	$(6)
Equity method investments	$8	$—	$—	$8	$26
Intangible assets	$934	$—	$—	$934	$86

Brazil Operations

The Company measured the assets and liabilities of its Brazil Operations at fair value as of March 31, 2017 and June 30, 2017, while held for sale, and recorded a gain of $4 million and a loss of $4 million, respectively. The Brazil Operations were sold in August 2017 and the Company recorded a pre-tax gain of $6 million as further described in Note 4, "Acquisitions and Divestitures." The fair value noted in the table above is as of the date of sale.

Investments in Related Parties

Investments in related parties are accounted for under the equity method and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company recognizes an impairment charge whenever there is a decline in value that is determined to be other than temporary.

In April 2016, the Company paid approximately $45 million for an equity method investment. In March 2017, the Company determined it had an other than temporary loss in value of its investment and recorded an impairment charge of $30 million. Due to cumulative equity losses and amortization of $11 million, the carrying value of the investment at March 31, 2017, subsequent to the impairment, was $4 million. In September 2017, the investee was dissolved which resulted in a return of capital to the Company and a pre-tax gain of $4 million. The net amount of the fair value

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustments of $26 million is included in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2017 and is attributable to the Company's Corporate operations. The fair value noted in the table above is as of the date of dissolution.

Intangible Assets

In June 2017, the Company recorded impairment charges for the Dollar Thrifty tradenames as further described in Note 6, "Goodwill and Intangible Assets". The fair value noted in the table above is as of October 1, 2017, the date of the Company's annual impairment analysis.

Note 15—Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are as follows:

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Realized/Unrealized Gains on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2017	$(110)	$(45)	$(19)	$3	$(171)
Other comprehensive income (loss) before reclassification	30	14	—	—	44
Amounts reclassified from accumulated other comprehensive income (loss)	4	8	—	(3)	9
Balance as of December 31, 2017	$(76)	$(23)	$(19)	$—	$(118)

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses on Terminated Net Investment Hedges	Realized/Unrealized Gains on Available for Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2016	$(102)	$(124)	$(19)	$—	$(245)
Other comprehensive income (loss) before reclassification	(23)	(16)	—	12	(27)
Amounts reclassified from accumulated other comprehensive income (loss)	7	—	—	(9)	(2)
Distribution of discontinued entities	8	95	—	—	103
Balance as of December 31, 2016	$(110)	$(45)	$(19)	$3	$(171)

Note 16—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated on the accompanying consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. At December

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

31, 2017 and 2016, the Company's liability recorded for public liability and property damage matters was $427 million and $407 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees and former employees, and governmental investigations. The Company has summarized below, the most significant legal proceedings to which the Company was and/or is a party to during 2017 or the period after December 31, 2017 but before the filing of this 2017 Annual Report.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Old Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Old Hertz Holdings’ motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint within 30 days of the order. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period such that it was not alleged to have commenced until May 18, 2013 and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey, and Old Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Old Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint on or before August 22, 2015. On August 21, 2015, plaintiff filed a third amended complaint. The third amended complaint included additional allegations, named additional current and former officers as defendants and expanded the putative class period such that it was alleged to span from February 14, 2013 to July 16, 2015. On November 4, 2015, Old Hertz Holdings filed its motion to dismiss. Thereafter, a motion was made by plaintiff to add a new plaintiff, because of challenges to the standing of the first plaintiff. The court granted plaintiffs leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Old Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint in its entirety with prejudice on March 24, 2016, and plaintiff filed its opposition to same on May 6, 2016. On June 13, 2016, Old Hertz Holdings and the individual defendants filed their reply briefs in support of their motions to dismiss. The matter is now fully briefed. On April 28, 2017, the court issued an order wherein Old Hertz Holdings' and the individual defendants' motions to dismiss were granted and the plaintiffs’ fourth amended complaint to add a new plaintiff was dismissed with prejudice (the “Order”). On May 30, 2017, the plaintiffs filed a Notice of Appeal with the U. S. Court of Appeals for the Third Circuit. The plaintiffs filed their Initial Brief in November 2017 and Hertz’s Opposition Brief was filed in January 2018. The plaintiffs’ Reply Brief is to be filed by February 13, 2018, which will conclude the briefing. Oral arguments have been requested. It is expected that the Third Circuit will rule on this appeal before the end of 2018.

Ryanair - In July 2015, Ryanair Ltd. (now Ryanair DAC, "Ryanair") filed a claim against Hertz Europe Limited, a subsidiary of the Company, in the High Court of Justice, Queen’s Bench Division, Commercial Court of the United Kingdom alleging breach of contract in connection with Hertz Europe Limited’s termination of its vehicle hire agreement with Ryanair following a contractual dispute with respect to Ryanair’s agreement to begin using third party ticket distributors. Ryanair sought damages, interest and costs, together with attorney fees and Hertz Europe Limited filed a Defence and Counterclaim. Following detailed and intensive exchanges of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

documents by both parties, the taking and exchanging of Witness Statements, and the exchange of detailed expert reports with respect to quantum, the parties agreed to discontinue the litigation without payment from either side. This settlement was agreed on February 8, 2018 and a Consent Order to that effect was issued by the High Court on February 9, 2018.

The Company intends to assert that it has meritorious defenses in the foregoing matters and the Company intends to defend itself vigorously.

Governmental Investigations - In June 2014, the Company was advised by the staff of the New York Regional Office of the Securities and Exchange Commission (“SEC”) that it is investigating the events disclosed in certain of the Company’s filings with the SEC. In addition, in December 2014 a state securities regulator requested information - an investigation that has since closed - and starting in June 2016 the Company has had communications with the United States Attorney’s Office for the District of New Jersey regarding the same or similar events. The investigations and communications generally involve the restatements included in the Old Hertz Holdings Form 10‑K for the year ended December 31, 2014, as filed with the SEC on July 16, 2015 (the “Old Hertz Holdings 2014 10‑K”) and related accounting for prior periods. The Company has and intends to continue to cooperate with all requests related to the foregoing. Due to the stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. Among other matters, the restatements included in the Old Hertz Holdings 2014 Form 10‑K addressed a variety of accounting matters involving the Company’s Brazil vehicle rental operations.

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

French Road Tax - The French Tax Authority has challenged the historic practice of several vehicle rental companies, including Hertz France, of registering vehicles in jurisdictions where it is established and where the road tax payable with respect to those vehicles is lower than the road tax payable in the jurisdictions where the vehicles will primarily be used. In respect of a period in 2005, the Company has unsuccessfully appealed the French Tax assessment to the highest Administrative court in France. In respect of a period from 2003 to 2005, following an adverse judgment, the Company appealed the French Tax Authority’s assessment to the Civil Court of Appeal. In March 2017, the Company received an adverse judgment in the 2003 -2005 road tax appeal from the Civil Court of Appeal. The company appealed this decision to the Supreme Civil Court in May 2017. In December 2017, the French Tax Authority issued an assessment for incremental registration tax for the 2014 year. The company began reserving for this matter in 2015 and assesses the reserve on a quarterly basis as part of the financial statements close process.

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

Note 17—Related Party Transactions

Agreements with the Icahn Group

In June 2016, Hertz Global entered into a confidentiality agreement (the “Confidentiality Agreement”) with Mr. Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., Vincent J. Intrieri, Samuel Merksamer and Daniel A. Ninivaggi (collectively, the “Icahn Group”). Pursuant to the Confidentiality Agreement, Vincent J. Intrieri, Daniel A. Ninivaggi and SungHwan Cho, each of whom was appointed as a director of Hertz Global, are designees of the Icahn Group on the Hertz Global board of directors. Until the date that the Icahn Group no longer has a designee on the Hertz Global board of directors, the Icahn Group agrees to vote all of its shares of common stock of Hertz Global in favor of the election of all of Hertz Global’s director nominees at each annual or special meeting of Hertz Global.

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

In the normal course of business, the Company purchases goods and services and leases property from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack. During the years ended December 31, 2017 and 2016, the Company purchased approximately $13 million and $6 million, respectively worth of goods and services from these related parties.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transactions between Hertz Holdings/Old Hertz Holdings and Hertz

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

In November 2015, Hertz entered into a master loan agreement with Old Hertz Holdings for a facility size of $650 million with an expiration in November 2016 (the "2015 Master Loan"). The amount due from Old Hertz Holdings under the 2015 Master Loan as of December 31, 2015 was $345 million, representing advances under the 2015 Master Loan and any accrued but unpaid interest. Prior to the Spin-Off on June 30, 2016, the board of directors of Hertz approved, and Hertz paid, a non-cash dividend to Hertz Investors, Inc. consisting of the full rights to the receivable due from Old Hertz Holdings under the 2015 Master Loan in the amount of $334 million plus accrued interest. Hertz Investors, Inc. declared and paid the same dividend to Old Hertz Holdings; thereby settling the amount receivable from Old Hertz Holdings.

In June 2016, Hertz entered into a master loan agreement with Hertz Global for a facility size of $425 million with an expiration in June 2017 (the "2016 Master Loan"). The interest rate was based on the U.S. Dollar LIBOR rate plus a margin. As of December 31, 2016, there was $102 million outstanding under the 2016 Master Loan representing advances and any accrued but unpaid interest. Additionally, Hertz had a due to affiliate in the amount of $65 million as of December 31, 2016 which represented a tax related liability to Hertz Holdings.

In June 2017, upon expiration of the 2016 Master Loan, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2018 (the "2017 Master Loan") where amounts outstanding under the 2016 Master Loan were transferred to the 2017 Master Loan. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of December 31, 2017, there was $107 million outstanding under the 2017 Master Loan representing advances and any accrued but unpaid interest. Additionally, Hertz had a due to affiliate in the amount of $65 million as of December 31, 2017 which represents a tax related liability to Hertz Holdings.

The above amounts are included in equity in the accompanying consolidated balance sheets of Hertz.

Other Relationships

In connection with its vehicle rental businesses, the Company enters into millions of rental transactions every year involving millions of customers. In order to conduct those businesses, the Company also procures goods and services from thousands of vendors. Some of those customers and vendors may be affiliated with members of the Company's Board. The Company believes that all such rental and procurement transactions involved terms no less favorable to the Company than those that it believes would have been obtained in the absence of such affiliation. It is Company management’s policy to bring to the attention of its Board any potential transaction with a related party, even if the transaction arises in the ordinary course of business.

The Company has an agreement with Lyft, Inc. (“Lyft”) pursuant to which the Company offers vehicles under specified rental agreements to drivers on the Lyft platform in various U.S. markets.  Affiliates of Mr. Icahn own a non-controlling minority interest in Lyft, and a former employee of one of Mr. Icahn’s companies serves on Lyft’s board of directors.

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with the Icahn Group, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Hertz will lease the vehicles purchased by 767 under the 767 Lease Agreement, or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767. Hertz will rent the leased vehicles to drivers of transportation network companies ("TNC"), including Lyft drivers, from rental counters within locations leased or owned by affiliates of 767, including locations operated under a master lease agreement with The Pep Boys - Manny, Joe & Jack. The 767 Lease Agreement has an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cause) prior to the start of any such six-month renewal. 767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp., an entity affiliated with Mr. Icahn.

Note 18—Equity and Earnings (Loss) Per Share - Hertz Global

Equity of Hertz Global Holdings, Inc.

As of December 31, 2017 and 2016, there were 40 million shares of Hertz Holdings preferred stock authorized, par value $0.01 per share, 400 million shares of Hertz Holdings common stock authorized, par value $0.01 per share, and two million shares of treasury stock.

Share Repurchase Program

In connection with the Spin-Off in 2016, Old Hertz Holdings' board of directors approved a share repurchase program that authorizes Hertz Holdings to purchase up to approximately $395 million worth of shares of its common stock (the “2016 share repurchase program”). The 2016 share repurchase program permits Hertz Holdings to purchase shares through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate Hertz Holdings to make any repurchases at any specific time or situation. As of December 31, 2017, Hertz Holdings has repurchased two million shares for $100 million under this program. This amount is included in treasury stock in the accompanying Hertz Global consolidated balance sheets as of December 31, 2017 and 2016. The timing and extent to which Hertz Holdings repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets and other factors. Share repurchases may be commenced or suspended at any time or from time to time without prior notice. Since Hertz Holdings does not conduct business itself, it primarily funds repurchases of its common stock using dividends from Hertz or amounts borrowed under the master loan agreement. The credit agreements governing Hertz' Senior Facilities and Letter of Credit Facility restrict its ability to make dividends and certain payments, including payments to Hertz Holdings for share repurchases.

Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

As described in Note 1, "Background", on June 30, 2016, the distribution date, Old Hertz Holdings stockholders of record as of the close of business on June 22, 2016 received one share of Hertz Holdings common stock for every five shares of Old Hertz Holdings common stock held as of the record date. Basic and diluted net income (loss) per share for the year ended December 31, 2015 and the period in 2016 prior to the Spin-Off is calculated using the weighted average number of basic, dilutive and anti-dilutive common shares outstanding during the periods, as adjusted for the one-to-five distribution ratio.

As described in Note 9, "Stock-Based Compensation", Hertz Global adopted the 2017 EICP on January 1, 2017. PSU awards issued under the 2017 EICP will be included in the denominator of diluted earnings (loss) per share when the required minimum threshold to receive the awards is met. There are no PSU awards issued under the 2017 EICP included in the computation of diluted earnings (loss) per share during the year ended December 31, 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
(In millions, except per share data)	2017	2016	2015
Basic and diluted earnings per share:
Numerator:
Net income (loss) from continuing operations	$327	$(474)	$115
Net income (loss) from discontinued operations	—	(17)	158
Net income (loss), basic	$327	$(491)	$273
Denominator:
Basic weighted average common shares	83	84	90
Dilutive stock options, RSUs and PSUs	—	—	1
Weighted average shares used to calculate diluted earnings per share	83	84	91
Antidilutive stock options, RSUs, PSUs and conversion shares	3	1	1
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$3.94	$(5.65)	$1.28
Basic earnings (loss) per share from discontinued operations	—	(0.20)	1.75
Basic earnings (loss) per share	$3.94	$(5.85)	$3.03

Diluted earnings (loss) per share from continuing operations	$3.94	$(5.65)	$1.26
Diluted earnings (loss) per share from discontinued operations	—	(0.20)	1.74
Diluted earnings (loss) per share	$3.94	$(5.85)	$3.00

Note 19—Segment Information

The Company has identified three reportable segments, which are organized based on the products and services provided by its operating segments and the geographic areas in which its operating segments conduct business, as follows:

•
U.S. Rental Car ("U.S. RAC") - rental of vehicles (cars, crossovers and light trucks), as well as sales of value-added products and services, in the United States and consists of the Company's United States operating segment;

•
International Rental Car ("International RAC") - rental and leasing of vehicles (cars, vans, crossovers and light trucks), as well as sales of value-added products and services, internationally and consists of the Company's Europe and Other International operating segments, which are aggregated into a reportable segment based primarily upon similar economic characteristics, products and services, customers, delivery methods and general regulatory environments;

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

The following tables provide significant statement of operations, balance sheet and cash flow information by segment for each of Hertz Global and Hertz, as well as adjusted pre-tax income (loss), the segment measure of profitability.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(In millions)	2017	2016	2015
Revenues
U.S. Rental Car	$5,994	$6,114	$6,286
International Rental Car	2,169	2,097	2,148
All other operations	640	592	583
Total Hertz Global and Hertz	$8,803	$8,803	$9,017
Depreciation of revenue earning vehicles and lease charges, net
U.S. Rental Car	$1,904	$1,753	$1,572
International Rental Car	416	389	398
All other operations	478	459	463
Total Hertz Global and Hertz	$2,798	$2,601	$2,433
Depreciation and amortization, non-vehicle assets
U.S. Rental Car	$181	$198	$209
International Rental Car	33	33	37
All other operations	11	11	10
Corporate	15	23	18
Total Hertz Global and Hertz	$240	$265	$274
Interest expense, net
U.S. Rental Car	$132	$154	$165
International Rental Car	80	66	70
All other operations	19	14	10
Corporate	406	390	354
Total Hertz Global	637	624	599
Corporate - Hertz	(5)	(1)	—
Total - Hertz	$632	$623	$599
Adjusted pre-tax income(a)
U.S. Rental Car	$13	$298	$551
International Rental Car	203	194	215
All other operations	80	72	68
Corporate	(506)	(499)	(509)
Total Hertz Global	(210)	65	325
Corporate - Hertz	5	1	—
Total Hertz	$(205)	$66	$325

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2017	2016
Revenue earning vehicles, net
U.S. Rental Car	$7,761	$7,716
International Rental Car	2,153	1,755
All other operations	1,422	1,347
Total Hertz Global and Hertz	$11,336	$10,818
Property and equipment, net
U.S. Rental Car	$602	$621
International Rental Car	115	110
All other operations	11	13
Corporate	112	114
Total Hertz Global and Hertz	$840	$858
Total assets
U.S. Rental Car	$12,785	$12,876
International Rental Car	3,971	3,578
All other operations	1,700	1,612
Corporate	1,602	1,089
Total Hertz Global and Hertz	$20,058	$19,155

	Years Ended December 31,
(In millions)	2017	2016	2015
Revenue earning vehicles and capital assets, non-vehicle
U.S. Rental Car:
Expenditures	$(6,837)	$(7,376)	$(7,930)
Proceeds from disposals	4,882	6,010	6,280
Net expenditures - Hertz Global and Hertz	$(1,955)	$(1,366)	$(1,650)
International Rental Car:
Expenditures	$(3,144)	$(2,868)	$(2,767)
Proceeds from disposals	2,606	2,504	2,292
Net expenditures - Hertz Global and Hertz	$(538)	$(364)	$(475)
All other operations:
Expenditures	$(735)	$(729)	$(718)
Proceeds from disposals	182	209	162
Net expenditures - Hertz Global and Hertz	$(553)	$(520)	$(556)
Corporate:
Expenditures	$(53)	$(33)	$(101)
Proceeds from disposals	4	15	49
Net expenditures - Hertz Global and Hertz	$(49)	$(18)	$(52)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates in the United States and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Years Ended December 31,
(In millions)	2017	2016	2015
Revenues
United States	$6,620	$6,690	$6,845
International	2,183	2,113	2,172
Total Hertz Global and Hertz	$8,803	$8,803	$9,017

	As of December 31,
(In millions)	2017	2016
Revenue earning vehicles, net
United States	$9,149	$9,035
International	2,187	1,783
Total Hertz Global and Hertz	$11,336	$10,818
Property and equipment, net
United States	$725	$748
International	115	110
Total Hertz Global and Hertz	$840	$858
Total assets
United States	$15,912	$15,434
International	4,146	3,721
Total Hertz Global and Hertz	$20,058	$19,155

(a)
Adjusted pre-tax income (loss), the Company's segment profitability measure, is calculated as income (loss) from continuing operations before income taxes plus non-cash acquisition accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts, goodwill, intangible and tangible asset impairments and write downs and certain one-time charges and non-operational items.

Reconciliations of adjusted pre-tax income (loss) by segment to consolidated amounts are summarized below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hertz Global

	Years Ended December 31,
(In millions)	2017	2016	2015
Adjusted pre-tax income (loss):
U.S. Rental Car	$13	$298	$551
International Rental Car	203	194	215
All Other Operations	80	72	68
Total reportable segments	296	564	834
Corporate(1)	(506)	(499)	(509)
Adjusted pre-tax income (loss)	(210)	65	325
Adjustments:
Acquisition accounting(2)	(62)	(65)	(87)
Debt-related charges(3)	(47)	(48)	(58)
Loss on extinguishment of debt(4)	(13)	(55)	—
Restructuring and restructuring related charges(5)	(22)	(53)	(84)
Sale of CAR Inc. common stock(6)	3	84	133
Impairment charges and asset write-downs(7)	(118)	(340)	(57)
Information technology and finance transformation costs(8)	(68)	(53)	—
Other(9)	(38)	(5)	(40)
Income (loss) before income taxes	$(575)	$(470)	$132

Hertz

	Years Ended December 31,
(In millions)	2017	2016	2015
Adjusted pre-tax income (loss):
U.S. Rental Car	$13	$298	$551
International Rental Car	203	194	215
All Other Operations	80	72	68
Total reportable segments	296	564	834
Corporate(1)	(501)	(498)	(509)
Adjusted pre-tax income (loss)	(205)	66	325
Adjustments:
Acquisition accounting(2)	(62)	(65)	(87)
Debt-related charges(3)	(47)	(48)	(58)
Loss on extinguishment of debt(4)	(13)	(55)	—
Restructuring and restructuring related charges(5)	(22)	(53)	(84)
Sale of CAR Inc. common stock(6)	3	84	133
Impairment charges and asset write-downs(7)	(118)	(340)	(57)
Information technology and finance transformation costs(8)	(68)	(53)	—
Other(9)	(38)	(5)	(40)
Income (loss) before income taxes	$(570)	$(469)	$132

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and equipment relating to acquisition accounting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(4)
In 2017, primarily comprised of $6 million of early redemption premium and write-off of deferred financing costs associated with the redemption of the outstanding 4.25% Senior Notes due April 2018 and $7 million write-off of deferred financing costs associated with the termination of commitments under the Senior RCF. In 2016, amount represents $6 million of deferred financing costs written off as a result of terminating and refinancing various vehicle debt, $27 million in early redemption premiums associated with the redemption of all of the 7.50% Senior Notes due October 2018 and a portion of the 6.75% Senior Notes due April 2019 and $22 million of deferred financing costs and debt discount written off as a result of paying off the above Senior Notes and the Company's Senior Credit Facilities.

(5)
Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs, which are shown separately in the table. For further information on restructuring charges, see Note 12, "Restructuring." Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes $5 million, $8 million and $38 million of consulting costs and legal fees related to the previously disclosed accounting review and investigation in 2017, 2016 and 2015, respectively.

(6)	Represents the pre-tax gain on the sale of CAR Inc. common stock.

(7)
In 2017, primarily represents an $86 million impairment of the Dollar Thrifty tradenames and an impairment of $30 million related to an equity method investment. In 2016, primarily comprised of a $172 million impairment of goodwill associated with the Company's vehicle rental operations in Europe, a $120 million impairment of the Dollar Thrifty tradenames, a $25 million impairment of certain tangible assets used in the U.S. RAC segment in conjunction with a restructuring program and a $18 million impairment of the net assets held for sale related to the Company's Brazil operations. In 2015, primarily comprised of a $40 million impairment of an international tradename associated with the Company's former equipment rental business, a $6 million impairment of the former Dollar Thrifty headquarters, a $5 million impairment of a building in the U.S. RAC Segment and a $3 million impairment of a corporate asset.

(8)
Represents costs associated with the Company's information technology and finance transformation programs, both of which are multi-year initiatives that commenced in 2016 to upgrade and modernize the Company's systems and processes.

(9)
Represents miscellaneous and non-recurring items. In 2017, primarily comprised of net expenses of approximately $16 million associated with the impact of the hurricanes and charges of $8 million associated with strategic financings, offset by a $6 million gain on the sale of the Company's Brazil Operations and a return of capital from an equity method investment resulting in a $4 million gain. Also includes charges of $5 million relating to PLPD as a result of a terrorist event. For 2016, includes a $9 million settlement gain from an eminent domain case related to one of the Company's airport locations. For 2015, includes a $23 million charge recorded in relation to a French road tax matter, $5 million of costs related to the integration of Dollar Thrifty and $5 million in relocation expenses incurred in connection with the relocation of the Company's corporate headquarters to Estero, Florida.

Note 20—Quarterly Financial Information (Unaudited)

Provided below is a summary of the quarterly operating results during 2017 and 2016. Amounts are computed independently each quarter. As a result, the sum of the quarter's amounts may not equal the total amount for the respective year.

Hertz Global

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2017	2017	2017	2017(1)
Revenues from continuing operations	$1,916	$2,224	$2,572	$2,091
Income (loss) from continuing operations before income taxes	(294)	(245)	143	(179)
Net income (loss) from continuing operations	(223)	(158)	93	616
Earnings (loss) per share from continuing operations:
Basic	(2.69)	(1.90)	1.12	7.42
Diluted	(2.69)	(1.90)	1.12	7.42

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2016	2016	2016	2016(2)
Revenues from continuing operations	$1,983	$2,270	$2,542	$2,009
Income (loss) from continuing operations before income taxes	(76)	(35)	108	(466)
Net income (loss) from continuing operations	(52)	(28)	44	(438)
Earnings (loss) per share from continuing operations:
Basic	(0.61)	(0.33)	0.52	(5.28)
Diluted	(0.61)	(0.33)	0.52	(5.28)

Hertz

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions)	2017	2017	2017	2017(1)
Revenues from continuing operations	$1,916	$2,224	$2,572	$2,091
Income (loss) from continuing operations before income taxes	(293)	(244)	144	(178)
Net income (loss) from continuing operations	(222)	(158)	94	619

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions)	2016	2016	2016	2016(2)
Revenues from continuing operations	$1,983	$2,270	$2,542	$2,009
Income (loss) from continuing operations before income taxes	(76)	(35)	108	(465)
Net income (loss) from continuing operations	(52)	(28)	44	(437)

(1)
Net income (loss) from continuing operations for the fourth quarter of 2017 includes the effects of the TCJA, which contained wide-ranging changes to the U.S. tax structure, as further discussed in Note 13, "Income Tax (Provision) Benefit."

(2)
Net income (loss) from continuing operations for the fourth quarter of 2016 includes a $172 million goodwill impairment and a $120 million tradename impairment as further described in Note 6, "Goodwill and Intangible Assets."

Note 21—Guarantor and Non-Guarantor Annual Condensed Consolidating Financial Information - Hertz

The following annual condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2017 and 2016 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Senior Notes issued by the Parent ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Senior Notes issued by the Parent ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) Hertz on a consolidated basis.

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

Also, during the preparation of the condensed consolidating financial information of The Hertz Corporation and Subsidiaries as of and for the year ended December 31, 2017, it was determined that there were classification errors within the investing section of the statements of cash flows that resulted in overstatement of capital contributions to subsidiaries and return of capital from subsidiaries for the Parent and classification errors within the financing section of the statements of cash flows that resulted in overstatement of capital contributions received from parent and payment of dividends and returns of capital for the Non-Guarantor Subsidiaries. The overstatements were $264 million and $158 million for the years ended December 31, 2016 and 2015, respectively. The errors, which the Company has determined are not material to this disclosure, had no impact to cash from investing activities for the Parent or cash from financing activities of the Non-Guarantor Subsidiaries, and had no impact to any cash flows of the Guarantor Subsidiaries. These errors are eliminated in consolidation and therefore have no impact on the Company’s consolidated financial condition, results of operations or cash flows. The Company has revised the Condensed Consolidating Statements of Cash Flows for the Parent, Non-Guarantor Subsidiaries and Eliminations for the years ended December 31, 2016 and 2015 to correct for these errors.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$686	$9	$377	$—	$1,072
Restricted cash and cash equivalents	225	7	200	—	432
Receivables, net of allowance	366	167	832	—	1,365
Due from affiliates	3,373	4,567	8,794	(16,734)	—
Prepaid expenses and other assets	3,747	37	302	(3,399)	687
Revenue earning vehicles, net	352	2	10,982	—	11,336
Property and equipment, net	639	61	140	—	840
Investment in subsidiaries, net	7,966	1,265	—	(9,231)	—
Other intangible assets, net	141	3,091	10	—	3,242
Goodwill	102	944	38	—	1,084
Total assets	$17,597	$10,150	$21,675	$(29,364)	$20,058
LIABILITIES AND EQUITY
Due to affiliates	$10,368	$2,156	$4,210	$(16,734)	$—
Accounts payable	375	92	479	—	946
Accrued liabilities	473	73	374	—	920
Accrued taxes, net	77	21	2,235	(2,173)	160
Debt	4,619	—	10,246	—	14,865
Public liability and property damage	165	37	225	—	427
Deferred income taxes, net	—	1,451	995	(1,226)	1,220
Total liabilities	16,077	3,830	18,764	(20,133)	18,538
Equity:
Stockholder's equity	1,520	6,320	2,911	(9,231)	1,520
Total liabilities and equity	$17,597	$10,150	$21,675	$(29,364)	$20,058

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$4,361	$1,381	$6,442	$(3,381)	$8,803
Expenses:
Direct vehicle and operating	2,937	698	1,323	—	4,958
Depreciation of revenue earning vehicles and lease charges, net	3,157	413	2,609	(3,381)	2,798
Selling, general and administrative	612	37	231	—	880
Interest (income) expense, net	400	(105)	337	—	632
Goodwill and intangible asset impairments	—	86	—	—	86
Other (income) expense, net	30	—	(11)	—	19
Total expenses	7,136	1,129	4,489	(3,381)	9,373
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(2,775)	252	1,953	—	(570)
Income tax (provision) benefit	(925)	311	1,516	—	902
Equity in earnings (losses) of subsidiaries, net of tax	4,032	629	—	(4,661)	—
Net income (loss)	332	1,192	3,469	(4,661)	332
Other comprehensive income (loss), net of tax	53	6	22	(28)	53
Comprehensive income (loss)	$385	$1,198	$3,491	$(4,689)	$385

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2016
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$4,604	$1,483	$6,022	$(3,306)	$8,803
Expenses:
Direct vehicle and operating	2,909	761	1,263	(1)	4,932
Depreciation of revenue earning vehicles and lease charges, net	2,766	685	2,453	(3,303)	2,601
Selling, general and administrative	602	51	248	(2)	899
Interest (income) expense, net	407	(58)	274	—	623
Goodwill and intangible asset impairments	—	120	172	—	292
Other (income) expense, net	6	(10)	(71)	—	(75)
Total expenses	6,690	1,549	4,339	(3,306)	9,272
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(2,086)	(66)	1,683	—	(469)
Income tax (provision) benefit	682	(26)	(660)	—	(4)
Equity in earnings (losses) of subsidiaries, net of tax	916	266	—	(1,182)	—
Net income (loss) from continuing operations	$(488)	$174	$1,023	$(1,182)	$(473)
Net income (loss) from discontinued operations	—	(5)	(10)	—	(15)
Net income (loss)	(488)	169	1,013	(1,182)	(488)
Other comprehensive income (loss), net of tax	(29)	7	(47)	40	(29)
Comprehensive income (loss)	$(517)	$176	$966	$(1,142)	$(517)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$4,618	$1,567	$5,432	$(2,600)	$9,017
Expenses:
Direct vehicle and operating	2,895	856	1,306	(2)	5,055
Depreciation of revenue earning vehicles and lease charges, net	1,951	665	2,414	(2,597)	2,433
Selling, general and administrative	527	69	278	(1)	873
Interest (income) expense, net	389	(29)	239	—	599
Goodwill and intangible asset impairments	40	—	—	—	40
Other (income) expense, net	—	(2)	(113)	—	(115)
Total expenses	5,802	1,559	4,124	(2,600)	8,885
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(1,184)	8	1,308	—	132
Income tax (provision) benefit	262	35	(314)	—	(17)
Equity in earnings (losses) of subsidiaries, net of tax	1,198	193	—	(1,391)	—
Net income (loss) from continuing operations	276	236	994	(1,391)	115
Net income (loss) from discontinued operations	—	162	67	(68)	161
Net income (loss)	276	398	1,061	(1,459)	276
Other comprehensive income (loss), net of tax	(130)	(4)	(114)	118	(130)
Comprehensive income (loss)	$146	$394	$947	$(1,341)	$146

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$247	$28	$3,500	$(1,376)	$2,399
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	(173)	(1)	27	—	(147)
Revenue earning vehicles expenditures	(314)	(5)	(10,277)	—	(10,596)
Proceeds from disposal of revenue earning vehicles	213	—	7,440	—	7,653
Capital asset expenditures, non-vehicle	(122)	(11)	(40)	—	(173)
Proceeds from disposal of property and other equipment	7	—	14	—	21
Proceeds from sale of Brazil Operations, net of retained cash	—	—	94	—	94
Sales of shares in equity investment, net of amounts invested	7	—	9	—	16
Acquisitions, net of cash acquired	—	(10)	(5)	—	(15)
Capital contributions to subsidiaries	(2,979)	—	—	2,979	—
Return of capital from subsidiaries	2,861	—	—	(2,861)	—
Loan to Parent/Guarantor from Non-Guarantor	—	—	19	(19)	—
Net cash provided by (used in) investing activities	(500)	(27)	(2,719)	99	(3,147)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	1,789	—	8,967	—	10,756
Repayments of vehicle debt	(1,796)	—	(8,448)	—	(10,244)
Proceeds from issuance of non-vehicle debt	2,100	—	—	—	2,100
Repayments of non-vehicle debt	(1,560)	—	—	—	(1,560)
Payment of financing costs	(23)	(4)	(32)	—	(59)
Early redemption premium payment	(5)	—	—	—	(5)
Advances to Hertz Holdings	(6)	—	—	—	(6)
Other	1	—	—	—	1
Capital contributions received from parent	—	—	2,979	(2,979)	—
Payment of dividends and return of capital	—	—	(4,237)	4,237	—
Loan to Parent/Guarantor from Non-Guarantor	(19)	—	—	19	—
Net cash provided by (used in) financing activities	481	(4)	(771)	1,277	983
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	21	—	21
Net increase (decrease) in cash and cash equivalents during the period	228	(3)	31	—	256
Cash and cash equivalents at beginning of period	458	12	346	—	816
Cash and cash equivalents at end of period	$686	$9	$377	$—	$1,072

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016
(In millions)

	Parent (The Hertz Corporation)		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities from continuing operations	$(1,892)		$85	$5,151	$(814)	$2,530
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	4		(3)	52	—	53
Net change in restricted cash and cash equivalents, non-vehicle	—		—	(1)	—	(1)
Revenue earning vehicles expenditures	(342)		(69)	(10,461)	—	(10,872)
Proceeds from disposal of revenue earning vehicles	417		—	8,262	—	8,679
Capital asset expenditures, non-vehicle	(80)		(16)	(38)	—	(134)
Proceeds from disposal of property and other equipment	35		1	23	—	59
Sales of shares in equity investment, net of amounts invested	(45)		—	267	—	222
Acquisitions, net of cash acquired	—		—	(2)	—	(2)
Capital contributions to subsidiaries	(2,368)	—	—	—	2,368	—
Return of capital from subsidiaries	3,585		—	—	(3,585)	—
Loan to Parent/Guarantor from Non-Guarantor	—		—	(1,055)	1,055	—
Net cash provided by (used in) investing activities from continuing operations	1,206		(87)	(2,953)	(162)	(1,996)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	716		—	8,976	—	9,692
Repayments of vehicle debt	(707)		—	(9,041)	—	(9,748)
Proceeds from issuance of non-vehicle debt	2,592		—	—	—	2,592
Repayments of non-vehicle debt	(4,651)		—	—	—	(4,651)
Payment of financing costs	(46)		(3)	(26)	—	(75)
Early redemption premium payment	(27)		—	—	—	(27)
Transfers from discontinued entities	2,122		—	—	—	2,122
Advances to Hertz Holdings	(102)		—	—	—	(102)
Other	13		—	—	—	13
Capital contributions received from parent	—		—	2,368	(2,368)	—
Payment of dividends and return of capital	—		—	(4,399)	4,399	—
Loan to Parent/Guarantor from Non-Guarantor	1,055		—	—	(1,055)	—
Net cash provided by (used in) financing activities from continuing operations	965		(3)	(2,122)	976	(184)
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	—		—	(8)	—	(8)
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	279		(5)	68	—	342
Cash and cash equivalents at beginning of period	179		17	278	—	474
Cash and cash equivalents at end of period	$458		$12	$346	$—	$816

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	$—		$59	$148	$—	$207
Cash flows provided by (used in) investing activities	—		(75)	(2)	—	(77)
Cash flows provided by (used in) financing activities	—		44	(138)	—	(94)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—		$28	$8	$—	$36

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities from continuing operations	$(1,390)	$(206)	$4,896	$(524)	$2,776
Cash flows from investing activities:
Net change in restricted cash and cash equivalents, vehicle	25	1	195	—	221
Net change in restricted cash and cash equivalents, non-vehicle	—	3	(12)	—	(9)
Revenue earning vehicles expenditures	(434)	(93)	(10,739)	—	(11,266)
Proceeds from disposal of revenue earning vehicles	303	41	8,332	—	8,676
Capital asset expenditures, non-vehicle	(154)	(6)	(90)	—	(250)
Proceeds from disposal of property and other equipment	53	11	43	—	107
Sales of shares in equity investment, net of amounts invested	—	—	236	—	236
Advances to Hertz Holdings	(267)	—	—	—	(267)
Acquisitions, net of cash acquired	(17)	(3)	(75)	—	(95)
Capital contributions to subsidiaries	(2,492)	(181)	—	2,673	—
Return of capital from subsidiaries	4,476	443	—	(4,919)	—
Loan to Parent/Guarantor from Non-Guarantor	—	—	(737)	737	—
Net cash provided by (used in) investing activities from continuing operations	1,493	216	(2,847)	(1,509)	(2,647)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	25	—	7,503	—	7,528
Repayments of vehicle debt	—	—	(7,079)	—	(7,079)
Proceeds from issuance of non-vehicle debt	1,867	—	—	—	1,867
Repayments of non-vehicle debt	(2,112)	—	—	—	(2,112)
Payment of financing costs	(4)	(3)	(22)	—	(29)
Transfers (to) from discontinued entities	(95)	—	163	—	68
Advances to Hertz Holdings	(344)	—	—	—	(344)
Capital contributions received from parent	—	—	2,673	(2,673)	—
Payment of dividends and return of capital	—	—	(5,443)	5,443	—
Loan to Parent/Guarantor from Non-Guarantor	737	—	—	(737)	—
Net cash provided by (used in) financing activities from continuing operations	74	(3)	(2,205)	2,033	(101)
Effect of foreign currency exchange rate changes on cash and cash equivalents from continuing operations	—	—	(28)	—	(28)
Net increase (decrease) in cash and cash equivalents during the period from continuing operations	177	7	(184)	—	—
Cash and cash equivalents at beginning of period	2	10	462	—	474
Cash and cash equivalents at end of period	$179	$17	$278	$—	$474

Cash flows from discontinued operations:
Cash flows provided by (used in) operating activities	—	356	200	—	556
Cash flows provided by (used in) investing activities	—	(447)	62	—	(385)
Cash flows provided by (used in) financing activities	—	87	(266)	—	(179)
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents during the period from discontinued operations	$—	$(4)	$(7)	$—	$(11)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22—Subsequent Events

HVF II U.S. Vehicle Medium Term Notes

In January 2018, HVF II issued the Series 2018-1 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D ("the HVF II Series 2018-1 Notes") in an aggregate principal amount of approximately $1.1 billion. Hertz purchased all $58 million of the Class D Notes resulting in $1.0 billion aggregate principal amount issued to third parties and used the proceeds to reduce the outstanding principal amount of the HVF II Series 2013-A Notes. There is subordination within the HVF II Series 2018-1 Notes based on class.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY BALANCE SHEETS
(In millions, except par value)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$—	$—
Investments in subsidiaries	1,520	1,075
Deferred income taxes, net	—	—
Total assets	$1,520	$1,075
EQUITY
Preferred Stock, $0.01 par value, no shares issued and outstanding	$—	$—
Common Stock, $0.01 par value, 86 and 85 shares issued and 84 and 83 shares outstanding	1	1
Additional paid-in capital	2,243	2,227
Accumulated deficit	(506)	(882)
Accumulated other comprehensive income (loss)	(118)	(171)
	1,620	1,175
Treasury Stock, at cost, 2 shares and 2 shares	(100)	(100)
Total equity	$1,520	$1,075
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2017	2016	2015
Total Revenues	$—	$—	$—
Expenses:
Interest expense, net	5	1	—
Total expenses	5	1	—
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of subsidiaries	(5)	(1)	—
Income tax (provision) benefit	—	—	—
Equity in earnings (losses) of subsidiaries, net of tax	332	(488)	276
Net income (loss) from continuing operations	327	(489)	276
Net income (loss) from discontinued operations	—	(2)	(3)
Net income (loss)	$327	$(491)	$273
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$327	$(491)	$273
Other comprehensive income (loss)	53	(29)	(130)
Comprehensive income (loss)	$380	$(520)	$143
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
PARENT COMPANY STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$(5)	$(1)	$—
Cash flows from investing activities:
Transfers (to) from discontinued entities	—	—	(7)
Net cash provided by (used in) investing activities	—	—	(7)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	11	5
Net settlement on vesting of restricted stock	—	(2)	(4)
Purchase of treasury shares	—	(100)	(605)
Proceeds from loans with Hertz Affiliates	6	102	611
Repayments of loans with Hertz Affiliates	—	(10)	—
Other	(1)	—	—
Net cash provided by (used in) financing activities	5	1	7
Net increase (decrease) in cash and cash equivalents during the period	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

Supplemental disclosures of non-cash information:
Settlement of amount due to affiliate	$—	$334	$365
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

On June 30, 2016, former Hertz Global Holdings, Inc. (for periods on or prior to June 30, 2016, “Old Hertz Holdings” and for periods after June 30, 2016, “Herc Holdings”) completed a spin-off (the “Spin-Off”) of its global vehicle rental business through a dividend to stockholders of record of Old Hertz Holdings as of the close of business on June 22, 2016, the record date for the distribution, of all of the issued and outstanding common stock of Hertz Rental Car Holding Company, Inc. (“New Hertz”), which was re-named Hertz Global Holdings, Inc. in connection with the Spin-Off, on a one-to-five basis. Hertz Global is an independent public company and trades on the New York Stock Exchange under the symbol "HTZ".

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

These condensed parent company financial statements reflect the activity of Hertz Holdings as the parent company to Hertz and have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Hertz exceed 25% of the consolidated net assets of Hertz Holdings. This information should be read in conjunction with the consolidated financial statements of Hertz Global included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

On January 1, 2017, Hertz Holdings adopted guidance issued by the FASB on Improvements to Employee Share-Based Payment Accounting. This resulted in an opening balance sheet adjustment recorded to accumulated deficit of $49 million in the accompanying parent-only balance sheets of Hertz Holdings. See Note 2, "Significant Accounting Policies," to the Notes to its consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for further details.

Note 2—Contingencies

For a discussion of the commitments and contingencies of Hertz Holdings, refer to the sections below included in "Other Matters" in Note 16, "Contingencies and Off-Balance Sheet Commitments," to the Notes to its consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

•	In re Hertz Global Holdings, Inc. Securities Litigation, and

•	Governmental Investigations, insofar as it relates to the SEC investigation

The remaining sections of Note 16, "Contingencies and Off-Balance Sheet Commitments," and Note 11, "Leases," describe the commitments and contingencies of Hertz Holdings, including its subsidiaries.

Note 3—Dividends

In October 2015, Hertz paid a non-cash dividend to Hertz Investors, Inc. consisting of the full rights to a receivable due from Old Hertz Holdings in the amount of $365 million plus accrued interest. Hertz Investors, Inc. declared and paid the same dividend to Old Hertz Holdings; thereby settling the amount due to Hertz.

Prior to the Spin-Off on June 30, 2016, Hertz paid a non-cash dividend to Hertz Investors, Inc. consisting of the full rights to the receivable due from Old Hertz Holdings in the amount of $334 million plus accrued interest. Hertz Investors, Inc. declared and paid the same dividend to Old Hertz Holdings; thereby settling the amount due to Hertz.

SCHEDULE I (Continued)
HERTZ GLOBAL HOLDINGS, INC.
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS (continued)

There were no non-cash dividends paid by Hertz in 2017.

Note 4—Share Repurchase

For a discussion of the share repurchase program of Hertz Holdings, refer to Note 18, "Equity and Earnings (Loss) Per Share - Hertz Global," to the Notes to its consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." As of December 31, 2017, Hertz Holdings repurchased two million shares for $100 million under this program. This amount is included in treasury stock in the accompanying parent-only balance sheets of Hertz Holdings as of December 31, 2017 and 2016.

Note 5—Transactions with Affiliates

For a discussion of Hertz Holdings transactions with Hertz under the master loan, refer to Note 17, "Related Party Transactions," to the Notes to its consolidated financial statements included in this 2017 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." The amounts related to the master loan transactions are included in investments in subsidiaries in the accompanying parent-only balance sheets of Hertz Holdings.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

(In millions)

	Balance at Beginning of Period	Additions
		Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
Receivables allowances:
Year Ended December 31, 2017	$42	$33	$3	$(45)	(a)	$33
Year Ended December 31, 2016	36	51	(2)	(43)	(a)	42
Year Ended December 31, 2015	40	36	(1)	(39)	(a)	36

Tax valuation allowances:
Year Ended December 31, 2017	$230	$57	$18	$—		$305
Year Ended December 31, 2016	148	83	(1)	—		230
Year Ended December 31, 2015	222	(47)	(27)	—		148

(a)	Amounts written off, net of recoveries.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

HERTZ GLOBAL HOLDINGS, INC.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this 2017 Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, due to the identification of material weaknesses in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, due to the fact that material weaknesses exist at December 31, 2017, as discussed below.

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

Risk Assessment

We did not effectively design and maintain controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting, due in part to dispositions and other changes to the business. This material weakness contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over certain information technology ("IT") systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain (i) user access controls to adequately restrict user and privileged access to financial applications and data to the appropriate Company personnel, (ii) effective controls to monitor developers’ access to promote source

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

code changes into production and (iii) effective controls related to access and monitoring of critical jobs. These control deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected in a timely manner. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

•
We did not design and maintain effective controls over the accounting for income taxes. Specifically, the Company failed to properly design controls over the accounting for income tax effects related to non-recurring transactions, the provision for income taxes and state deferred tax asset valuation allowances. These control deficiencies resulted in audit adjustments which were identified and corrected in the same period to the income tax provision (benefit), net loss from discontinued operations and deferred tax liabilities accounts in 2016, and adjustments identified and corrected in 2017 related to the fiscal year 2016 income tax provision.

Each of the foregoing control deficiencies could result in material misstatements of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined these control deficiencies constitute material weaknesses.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this 2017 Annual Report on Form 10-K.

Remediation of Prior Material Weaknesses

Control Environment

Non-Fleet Procurement

The material weakness associated with non-fleet procurement processes has been remediated by: (i) establishing comprehensive and clear policies and procedures to govern requisitioning of goods and expenditure approval requirements, (ii) delivering supplemental trainings to all requisitioners' to develop a thorough understanding of the Company’s policies and review protocols and (iii) implementing monitoring controls over purchase orders to ensure compliance with policies and procedures.

Accounting Estimates

We have remediated the material weakness associated with accounting estimates related to allowances for uncollectible amounts for renter obligations for damaged vehicles by implementing controls over the key assumptions, inputs and data sources used in this estimate.

Risk Assessment

System-Generated Reports and Spreadsheets Related to Revenue Earning Vehicles Estimates

We have remediated the material weakness associated with completeness and accuracy of system-generated reports and spreadsheets used in the accounting for estimates related to revenue earning vehicles by: (i) designing and implementing controls over the key assumptions, inputs and data sources used in significant estimates related to revenue earning vehicles and (ii) designing and implementing procedures to validate the completeness and accuracy of the extraction and transfer of data used in these estimates.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

On-going Remediation Efforts and Status of Remaining Material Weaknesses

Management of the Company and the Board take internal controls and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal controls environment.

We have taken, and continue to take, the actions described below to remediate the identified material weaknesses and to improve our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section. Until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, the material weaknesses existing at December 31, 2017 will continue.

Risk Assessment

To address the material weakness associated with controls in response to the risk of material misstatement we established mechanisms to identify, evaluate, and monitor risks to financial reporting throughout the organization. During 2017, management completed the design and implementation of several internal controls over financial reporting to appropriately address the risk at the two entities which were contributory factors to this material weakness. In 2018, management intends to continue the ongoing remediation efforts to identify, evaluate and monitor risks of material misstatement to financial reporting and implement changes to the design of our internal control over financial reporting to respond to such risks.

IT Systems

To address the material weakness associated with controls over certain information technology ("IT") systems that are relevant to the preparation of our consolidated financial statements during 2017, management implemented and remediated the following: (i) segregation of duties in our Oracle financial applications and (ii) controls to monitor the documentation and approval of data changes and other IT related activities. In 2018, management intends to continue the ongoing remediation efforts by: (i) implementing enhanced controls to monitor developers’ access to production, (ii) implementing enhanced control activities and procedures associated with user and administrator access, (iii) continued training for control owners regarding risks, controls and maintaining adequate evidence of review and (iv) hiring additional resources to monitor compliance with policies, procedures and controls.

Income Taxes

To address the material weakness associated with controls over the analysis and assessment of the income tax effects related to non-recurring transactions, the provision for income taxes and state deferred tax asset valuation allowances, during 2017 management: (i) implemented tax provision software and (ii) improved the tax provision processes. In 2018, management intends to continue the ongoing remediation efforts related to enhancing our income tax controls to include specific activities to assess the accounting for significant complex transactions and other tax related judgements.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended December 31, 2017.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

THE HERTZ CORPORATION

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this 2017 Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, due to the identification of material weaknesses in our internal control over financial reporting, as further described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, due to the fact that material weaknesses exist at December 31, 2017, as discussed below.

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

Risk Assessment

We did not effectively design and maintain controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting, due in part to dispositions and other changes to the business. This material weakness contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over certain information technology ("IT") systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain (i) user access controls to adequately restrict user and privileged access to financial applications and data to the appropriate Company personnel, (ii) effective controls to monitor developers’ access to promote source code changes into production and (iii) effective controls related to access and monitoring of critical jobs. These control deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

prevented or detected in a timely manner. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

•
We did not design and maintain effective controls over the accounting for income taxes. Specifically, the Company failed to properly design controls over the accounting for income tax effects related to non-recurring transactions, the provision for income taxes and state deferred tax asset valuation allowances. These control deficiencies resulted in audit adjustments which were identified and corrected in the same period to the income tax provision (benefit), net loss from discontinued operations and deferred tax liabilities accounts in 2016, and adjustments identified and corrected in 2017 related to the fiscal year 2016 income tax provision.

Each of the foregoing control deficiencies could result in material misstatements of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined these control deficiencies constitute material weaknesses.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this 2017 Annual Report on Form 10-K.

Remediation of Prior Material Weaknesses

Control Environment

Non-Fleet Procurement

The material weakness associated with non-fleet procurement processes has been remediated by: (i) establishing comprehensive and clear policies and procedures to govern requisitioning of goods and expenditure approval requirements, (ii) delivering supplemental trainings to all requisitioners' to develop a thorough understanding of the Company’s policies and review protocols and (iii) implementing monitoring controls over purchase orders to ensure compliance with policies and procedures.

Accounting Estimates

We have remediated the material weakness associated with accounting estimates related to allowances for uncollectible amounts for renter obligations for damaged vehicles by implementing controls over the key assumptions, inputs and data sources used in this estimate.

Risk Assessment

System-Generated Reports and Spreadsheets Related to Revenue Earning Vehicles Estimates

We have remediated the material weakness associated with completeness and accuracy of system-generated reports and spreadsheets used in the accounting for estimates related to revenue earning vehicles by: (i) designing and implementing controls over the key assumptions, inputs and data sources used in significant estimates related to revenue earning vehicles and (ii) designing and implementing procedures to validate the completeness and accuracy of the extraction and transfer of data used in these estimates.

On-going Remediation Efforts and Status of Remaining Material Weaknesses

Management of the Company and the Board take internal controls and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal controls environment.

We have taken, and continue to take, the actions described below to remediate the identified material weaknesses and to improve our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, our senior management may determine to take additional measures to address control

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

deficiencies or determine to modify the remediation efforts described in this section. Until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, the material weaknesses existing at December 31, 2017 will continue.

Risk Assessment

To address the material weakness associated with controls in response to the risk of material misstatement we established mechanisms to identify, evaluate, and monitor risks to financial reporting throughout the organization. During 2017, management completed the design and implementation of several internal controls over financial reporting to appropriately address the risk at the two entities which were contributory factors to this material weakness. In 2018, management intends to continue the ongoing remediation efforts to identify, evaluate and monitor risks of material misstatement to financial reporting and implement changes to the design of our internal control over financial reporting to respond to such risks.

IT Systems

To address the material weakness associated with controls over certain information technology ("IT") systems that are relevant to the preparation of our consolidated financial statements during 2017, management implemented and remediated the following: (i) segregation of duties in our Oracle financial applications and (ii) controls to monitor the documentation and approval of data changes and other IT related activities. In 2018, management intends to continue the ongoing remediation efforts by: (i) implementing enhanced controls to monitor developers’ access to production, (ii) implementing enhanced control activities and procedures associated with user and administrator access, (iii) continued training for control owners regarding risks, controls and maintaining adequate evidence of review and (iv) hiring additional resources to monitor compliance with policies, procedures and controls.

Income Taxes

To address the material weakness associated with controls over the analysis and assessment of the income tax effects related to non-recurring transactions, the provision for income taxes and state deferred tax asset valuation allowances, during 2017 management: (i) implemented tax provision software and (ii) improved the tax provision processes. In 2018, management intends to continue the ongoing remediation efforts related to enhancing our income tax controls to include specific activities to assess the accounting for significant complex transactions and other tax related judgements.

Changes in Internal Control over Financial Reporting
Our remediation efforts were ongoing during the three months ended December 31, 2017.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Hertz Global incorporates by reference the information appearing under “Election of Directors (Proposal 1),” “Ownership of Hertz Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance - Corporate Governance Guidelines,” “Corporate Governance - Director Nominations” and “Corporate Governance - Board Committees” in Hertz Global's definitive Proxy Statement for Hertz Global's 2018 Annual Meeting of Stockholders (the “Proxy Statement”).

Information required by this item with respect to Hertz is omitted pursuant to General Instruction I(2)(c) of Form 10‑K.

ITEM 11. EXECUTIVE COMPENSATION

Hertz Global incorporates by reference the information appearing under the captions “Compensation Discussion and Analysis," "Potential Payments on Termination or Change in Control," "Corporate Governance - Risk Oversight," "CEO Pay Ratio," "Ownership of Hertz Common Stock - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

Information required by this item with respect to Hertz is omitted pursuant to General Instruction I(2)(c) of Form 10‑K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Hertz Global incorporates by reference the information appearing under “Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Equity Compensation Plan Information” and under the caption “Ownership of Hertz Common Stock - Stock Ownership of Officers, Directors and Certain Beneficial Owners,” in the Proxy Statement.

Information required by this item with respect to Hertz is omitted pursuant to General Instruction I(2)(c) of Form 10‑K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Hertz Global incorporates by reference the information appearing under the captions “Corporate Governance - Certain Relationships and Related Party Transactions,” “Corporate Governance - Board Independence” and “Corporate Governance - Board Committees” in the Proxy Statement.

Information required by this item with respect to Hertz is omitted pursuant to General Instruction I(2)(c) of Form 10‑K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for services performed by the Company's principal accounting firm, PricewaterhouseCoopers LLP, during fiscal years 2017 and 2016 were as follows:

(In millions)	2017	2016
Audit fees(1)	$14	$14
Audit‑related fees(2)	2	1
Tax fees(3)	1	1
Total	$17	$16

(1) Audit fees were for services rendered in connection with (i) the audit of the financial statements included in the Hertz Global and Hertz Annual Reports on Form 10‑K, (ii) reviews of the financial statements included in the Hertz Global and Hertz Quarterly Reports on Form 10‑Q, (iii) attestation of the effectiveness of internal controls over financial reporting for Hertz Global and Hertz, (iv) statutory audits and (v) providing comfort letters in connection with our financing transactions. Audit fees related to the Company's discontinued operations were $1 million for the year ended December 31, 2016. See Note 3, "Discontinued Operations" for further information regarding the Spin-Off.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES (Continued)

(2) Audit‑related fees were for services rendered in connection with due diligence and assurance services and employee benefit plan audits.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2017 Annual Report:

			Page
(a)	1.	Financial Statements:
		Our financial statements filed herewith are set forth in Part II, Item 8 of this 2017 Annual Report as follows:
		(A) Hertz Global Holdings, Inc. and Subsidiaries—
		Report of Independent Registered Public Accounting Firm	78
		Consolidated Balance Sheets	82
		Consolidated Statements of Operations	83
		Consolidated Statements of Comprehensive Income (Loss)	84
		Consolidated Statements of Changes in Equity	85
		Consolidated Statements of Cash Flows	86
		Notes to Consolidated Financial Statements	94
		(B) The Hertz Corporation and Subsidiaries—
		Report of Independent Registered Public Accounting Firm	80
		Consolidated Balance Sheets	88
		Consolidated Statements of Operations	89
		Consolidated Statements of Comprehensive Income (Loss)	90
		Consolidated Statements of Changes in Equity	91
		Consolidated Statements of Cash Flows	92
		Notes to Consolidated Financial Statements	94
	2.	Financial Statement Schedules:
		Our financial statement schedules filed herewith are set forth in Part II, Item 8 of this 2017 Annual Report as follows:
		(A) Hertz Global Holdings, Inc.—Schedule I—Condensed Financial Information of Registrant	169
		(B) Hertz Global Holdings, Inc. and Subsidiaries and The Hertz Corporation and Subsidiaries-Schedule II—Valuation and Qualifying Accounts	175
	3.	Exhibits:

The attached list of exhibits in the “Exhibit Index” immediately following the signature pages to this 2017 Annual Report is filed as part of this 2017 Annual Report and is incorporated herein by reference in response to this item.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lee County, Florida on the 27th day of February, 2018.

HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)

By:	/s/ THOMAS C. KENNEDY
Name:	Thomas C. Kennedy
Title:	Senior Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 27, 2018:

Signature	Title

/s/ HENRY R. KEIZER	Independent Non-Executive Chairman of the Board of Directors
Henry R. Keizer

/s/ KATHRYN V. MARINELLO	President and Chief Executive Officer, Director
Kathryn V. Marinello

/s/ THOMAS C. KENNEDY	Senior Executive Vice President and Chief Financial Officer
Thomas C. Kennedy

/s/ ROBIN C. KRAMER	Senior Vice President and Chief Accounting Officer
Robin C. Kramer

/s/ DAVID A. BARNES	Director
David A. Barnes

/s/ SUNGHWAN CHO	Director
SungHwan Cho

/s/ CAROLYN N. EVERSON	Director
Carolyn N. Everson

/s/ VINCENT J. INTRIERI	Director
Vincent J. Intrieri

/s/ DANIEL A. NINIVAGGI	Director
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
Certificate of Amendment, dated November 20, 2006, of Restated Certificate of Incorporation of The Hertz Corporation (Incorporated by reference to Exhibit 3.1.1 to Amendment No. 3 to the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-138493), as filed on December 4, 2006).

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
Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Rental Car Asset Backed Notes (Issuable in Series) (Incorporated by reference to Exhibit 4.5.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

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
Waiver Agreement, dated as of December 5, 2014, among Hertz Vehicle Financing LLC, The Hertz Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on December 5, 2014).

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
Amendment No. 4 to the Third Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of February 22, 2017, between The Hertz Corporation, as Lessee and Servicer, and Hertz Vehicle Financing LLC, as Lessor (Incorporated by reference to Exhibit 4.4.15 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 6, 2017).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
4.5.1	Hertz Holdings Hertz
Series 2013-1 Supplement, dated as of January 23, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Third Amended and Restated Base Indenture, dated as of September 18, 2009, between Hertz Vehicle Financing LLC., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.10 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-186328), as filed on January 31, 2013).

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
Amendment No. 2 to the Amended and Restated Series 2013-G1 Supplement, dated as of February 22, 2017, among Hertz Vehicle Financing LLC, as Issuer, Hertz Vehicle Financing II LP, as Series 2013-G1 Noteholder, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Fourth Amended and Restated Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.5 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 6, 2017).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
4.9.6	Hertz Holdings Hertz
Amendment No. 1 to the Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement (Series 2013-G1), dated as of February 22 2017, among The Hertz Corporation, as Lessee, Servicer, and Guarantor, DTG Operations, Inc., as a Lessee, Hertz Vehicle Financing LLC, as Lessor, and those permitted lessees from time to time becoming lessees thereunder (Incorporated by reference to Exhibit 4.9.6 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 6, 2017).

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
Fourth Amended and Restated Series 2013-A Supplement, dated as of November 2, 2017, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.11.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 9, 2017).

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
4.11.5	Hertz Holdings Hertz
Fourth Amended and Restated Series 2013-B Supplement, dated as of November 2, 2017, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group II Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group II Supplement, dated as of June 17, 2015, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, as amended by Amendment No. 1 thereto, dated as of December 3, 2015, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.11.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 9, 2017).

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

4.11.11	Hertz Holdings Hertz
Series 2018-1 Supplement, dated as of January 24, 2018, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.11.11 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as field on January 29, 2018).

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
Indenture, dated as of June 6, 2017, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee and Note Collateral Agent, providing for the issuance of senior second priority secured notes in series (Incorporated by reference to Exhibit 4.16.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 8, 2017).

4.16.2	Hertz Holdings Hertz
First Supplemental Indenture, dated as of June 6, 2017, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.625% Senior Second Priority Secured Notes due 2022 (Incorporated by reference to Exhibit 4.16.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 8, 2017).

4.16.3	Hertz Holdings Hertz
Collateral Agreement, dated as of June 6, 2017, made by The Hertz Corporation and certain of its subsidiaries from time to time party thereto, in favor of Wells Fargo Bank, National Association, as note collateral agent (Incorporated by reference to Exhibit 4.16.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 8, 2017).

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
Amended and Restated Guarantee and Collateral Agreement, dated as of November 2, 2017, made by Rental Car Intermediate Holdings, LLC, The Hertz Corporation and certain of its subsidiaries from time to time party thereto, in favor of Barclays Bank PLC, as collateral agent and administrative agent (Incorporated by reference to Exhibit 10.1.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 9, 2017).

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
Second Amendment, dated as of February 15, 2017, to the Credit Agreement, dated as of June 30, 2016, among The Hertz Corporation, the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1.4 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 6, 2017).

10.1.5	Hertz Holdings Hertz
Third Amendment, dated as of November 2, 2017, to the Credit Agreement, dated as of June 30, 2016, among The Hertz Corporation, the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 2, 2017).

10.1.6	Hertz Holdings Hertz
Letter of Credit Agreement, dated as of November 2, 2017, among The Hertz Corporation, the several banks and other financial institutions from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 9, 2017).

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
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of February 2, 2017 (Incorporated by reference to Exhibit 10.7.5 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 6, 2017).†

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
Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 6, 2017).

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

10.20.1	Hertz Holdings
Separation Agreement, dated as of December 12, 2016, by and among John Tague, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on December 13, 2016).

10.20.2	Hertz
Separation Agreement, dated as of December 12, 2016, by and among John Tague, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The Hertz Corporation (File No. 001-07541), as filed on December 13, 2016).

10.21.1	Hertz Holdings
Term Sheet for Employment Arrangements with Chief Executive Officer, dated as of December 12, 2016, between Hertz Global Holdings, Inc. and Kathryn V. Marinello (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on December 13, 2016).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
10.21.2	Hertz
Term Sheet for Employment Arrangements with Chief Executive Officer, dated as of December 12, 2016, between Hertz Global Holdings, Inc. and Kathryn V. Marinello (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of and The Hertz Corporation (File No. 001-07541), as filed on December 13, 2016).

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

10.31	Hertz Holdings Hertz
Employment Agreement, dated as of March 2, 2017, between Hertz Global Holdings, Inc. and Kathryn V. Marinello (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 7, 2017).

10.32	Hertz Holdings Hertz
Change in Control Service Agreement, dated as of March 2, 2017, between Hertz Global Holdings, Inc. and Kathryn V. Marinello (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 7, 2017).

10.33.1	Hertz Holdings
Separation Agreement, dated as of February 10, 2017, by and among Jeffrey T. Foland, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on February 10, 2017).

10.33.2	Hertz
Separation Agreement, dated as of February 10, 2017, by and among Jeffrey T. Foland, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The Hertz Corporation (File No. 001-07541), as filed on February 10, 2017).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
12.1	Hertz Holdings Hertz	Computation of Consolidated Ratio of Earnings to Fixed Charges (Unaudited) for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.*
21.1	Hertz Holdings Hertz	List of Subsidiaries of Hertz Global Holdings, Inc. and The Hertz Corporation*
23.1	Hertz Holdings	Consent of Independent Registered Public Accounting Firm.*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	Hertz Holdings Hertz	XBRL Instance Document*
101.SCH	Hertz Holdings Hertz	XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________________________________________________________________________
† Indicates management contract or compensatory plan or arrangement.
* Furnished herewith.

As of December 31, 2017, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.