Form 10-Q
period 2018-03-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2018-05-07
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Hertz Global Holdings, Inc.    Yes ☒ No ☐
The Hertz Corporation    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Hertz Global Holdings, Inc.	Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer (Do not check if a smaller reporting company)	☐
	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has not elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
The Hertz Corporation	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒
	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has not elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

Indicate the number of shares outstanding as of the latest practicable date.

	Class	Shares Outstanding at	April 30, 2018
Hertz Global Holdings, Inc.	Common Stock, par value $0.01 per share	84,065,852
The Hertz Corporation	Common Stock, par value $0.01 per share	100 (100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$1,046	$1,072
Restricted cash and cash equivalents:
Vehicle	862	386
Non-vehicle	32	46
Total restricted cash and cash equivalents	894	432
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,940	1,504
Receivables:
Vehicle	391	531
Non-vehicle, net of allowance of $31 and $33, respectively	941	834
Total receivables, net	1,332	1,365
Prepaid expenses and other assets	1,110	687
Revenue earning vehicles:
Vehicles	16,102	14,574
Less accumulated depreciation	(3,278)	(3,238)
Total revenue earning vehicles, net	12,824	11,336
Property and equipment:
Land, buildings and leasehold improvements	1,225	1,233
Service equipment and other	786	763
Less accumulated depreciation	(1,184)	(1,156)
Total property and equipment, net	827	840
Other intangible assets, net	3,204	3,242
Goodwill	1,084	1,084
Total assets(a)	$22,321	$20,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$736	$294
Non-vehicle	722	652
Total accounts payable	1,458	946
Accrued liabilities	1,172	920
Accrued taxes, net	163	160
Debt:
Vehicle	12,379	10,431
Non-vehicle	4,432	4,434
Total debt	16,811	14,865
Public liability and property damage	438	427
Deferred income taxes, net	1,141	1,220
Total liabilities(a)	21,183	18,538
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 86 and 86 shares issued and 84 and 84 shares outstanding	1	1
Additional paid-in capital	2,250	2,243
Accumulated deficit	(897)	(506)
Accumulated other comprehensive income (loss)	(121)	(118)
Treasury Stock, at cost, 2 shares and 2 shares	(100)	(100)
Total stockholders' equity attributable to Hertz Global	1,133	1,520
Non-controlling interest	5	—
Total stockholders' equity	1,138	1,520
Total liabilities and stockholders' equity	$22,321	$20,058

(a)
Hertz Global Holdings, Inc.'s consolidated total assets as of March 31, 2018 and December 31, 2017 include total assets of variable interest entities (“VIEs”) of $718 million and $524 million, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of March 31, 2018 and December 31, 2017 include total liabilities of VIEs of $713 million and $524 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Special Purpose Entities" in Note 5, "Debt" and "Other Relationships" in Note 11, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Worldwide vehicle rental	$1,894	$1,764
All other operations	169	152
Total revenues	2,063	1,916
Expenses:
Direct vehicle and operating	1,236	1,132
Depreciation of revenue earning vehicles and lease charges, net	661	701
Selling, general and administrative	234	220
Interest expense, net:
Vehicle	94	71
Non-vehicle	72	59
Total interest expense, net	166	130
Other (income) expense, net	(3)	27
Total expenses	2,294	2,210
Income (loss) before income taxes	(231)	(294)
Income tax (provision) benefit	29	71
Net income (loss)	$(202)	$(223)
Weighted average shares outstanding:
Basic	83	83
Diluted	83	83
Earnings (loss) per share - basic and diluted:
Basic earnings (loss) per share	$(2.43)	$(2.69)
Diluted earnings (loss) per share	$(2.43)	$(2.69)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(202)	$(223)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	16
Reclassification of realized gain on securities to other (income) expense	—	(3)
Net gain (loss) on defined benefit pension plans	(3)	(1)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	—	1
Total other comprehensive income (loss) before income taxes	(3)	13
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	—	—
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	—	—
Total other comprehensive income (loss)	(3)	13
Total comprehensive income (loss)	$(205)	$(210)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(202)	$(223)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	641	684
Depreciation and amortization, non-vehicle	58	58
Amortization of deferred financing costs and debt discount (premium)	13	10
Stock-based compensation charges	3	7
Provision for receivables allowance	9	8
Deferred income taxes, net	(36)	(71)
Impairment charges and asset write-downs	—	30
Other	4	(6)
Changes in assets and liabilities:
Non-vehicle receivables	(107)	23
Prepaid expenses and other assets	(64)	(35)
Non-vehicle accounts payable	73	29
Accrued liabilities	4	(30)
Accrued taxes, net	2	8
Public liability and property damage	3	(7)
Net cash provided by (used in) operating activities	401	485
Cash flows from investing activities:
Revenue earning vehicles expenditures	(3,565)	(2,837)
Proceeds from disposal of revenue earning vehicles	1,782	1,935
Capital asset expenditures, non-vehicle	(44)	(41)
Proceeds from disposal of property and other equipment	4	7
Other	(27)	9
Net cash provided by (used in) investing activities	(1,850)	(927)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(In millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	5,181	2,098
Repayments of vehicle debt	(3,283)	(1,692)
Proceeds from issuance of non-vehicle debt	127	100
Repayments of non-vehicle debt	(131)	(102)
Payment of financing costs	(19)	(12)
Other	2	(1)
Net cash provided by (used in) financing activities	1,877	391
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	8	8
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	436	(43)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,504	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,940	$1,051

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$82	$67
Non-vehicle	28	30
Income taxes, net of refunds	6	2
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities, net of incentives	$613	$437
Sales of revenue earning vehicles included in receivables	268	215
Purchases of non-vehicle capital assets included in accounts payable	42	30
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	9	2

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$1,046	$1,072
Restricted cash and cash equivalents:
Vehicle	862	386
Non-vehicle	32	46
Total restricted cash and cash equivalents	894	432
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,940	1,504
Receivables:
Vehicle	391	531
Non-vehicle, net of allowance of $31 and $33, respectively	941	834
Total receivables, net	1,332	1,365
Prepaid expenses and other assets	1,110	687
Revenue earning vehicles:
Vehicles	16,102	14,574
Less accumulated depreciation	(3,278)	(3,238)
Total revenue earning vehicles, net	12,824	11,336
Property and equipment:
Land, buildings and leasehold improvements	1,225	1,233
Service equipment and other	786	763
Less accumulated depreciation	(1,184)	(1,156)
Total property and equipment, net	827	840
Other intangible assets, net	3,204	3,242
Goodwill	1,084	1,084
Total assets(a)	$22,321	$20,058
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$736	$294
Non-vehicle	722	652
Total accounts payable	1,458	946
Accrued liabilities	1,172	920
Accrued taxes, net	163	160
Debt:
Vehicle	12,379	10,431
Non-vehicle	4,432	4,434
Total debt	16,811	14,865
Public liability and property damage	438	427
Deferred income taxes, net	1,141	1,220
Total liabilities(a)	21,183	18,538
Commitments and contingencies
Stockholder's equity:
Common Stock, $0.01 par value, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,176	3,166
Due from affiliate	(46)	(42)
Accumulated deficit	(1,876)	(1,486)
Accumulated other comprehensive income (loss)	(121)	(118)
Total stockholder's equity attributable to Hertz	1,133	1,520
Non-controlling interest	5	—
Total stockholder's equity	1,138	1,520
Total liabilities and stockholder's equity	$22,321	$20,058

(a)
The Hertz Corporation's consolidated total assets as of March 31, 2018 and December 31, 2017 include total assets of variable interest entities (“VIEs”) of $718 million and $524 million, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of March 31, 2018 and December 31, 2017 include total liabilities of VIEs of $713 million and $524 million, respectively, for which the creditors of the VIEs have no recourse to the Hertz Corporation. See "Special Purpose Entities" in Note 5, "Debt," and "Other Relationships" in Note 11, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended March 31,
	2018	2017
Revenues:
Worldwide vehicle rental	$1,894	$1,764
All other operations	169	152
Total revenues	2,063	1,916
Expenses:
Direct vehicle and operating	1,236	1,132
Depreciation of revenue earning vehicles and lease charges, net	661	701
Selling, general and administrative	234	220
Interest expense, net:
Vehicle	94	71
Non-vehicle	71	58
Total interest expense, net	165	129
Other (income) expense, net	(3)	27
Total expenses	2,293	2,209
Income (loss) before income taxes	(230)	(293)
Income tax (provision) benefit	29	71
Net income (loss)	$(201)	$(222)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(201)	$(222)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	16
Reclassification of realized gain on securities to other (income) expense	—	(3)
Net gain (loss) on defined benefit pension plans	(3)	(1)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	—	1
Total other comprehensive income (loss) before income taxes	(3)	13
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	—	—
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	—	—
Total other comprehensive income (loss)	(3)	13
Total comprehensive income (loss)	$(204)	$(209)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(201)	$(222)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	641	684
Depreciation and amortization, non-vehicle	58	58
Amortization of deferred financing costs and debt discount (premium)	13	10
Stock-based compensation charges	3	7
Provision for receivables allowance	9	8
Deferred income taxes, net	(36)	(71)
Impairment charges and asset write-downs	—	30
Other	4	(6)
Changes in assets and liabilities:
Non-vehicle receivables	(107)	23
Prepaid expenses and other assets	(64)	(35)
Non-vehicle accounts payable	73	29
Accrued liabilities	4	(30)
Accrued taxes, net	2	8
Public liability and property damage	3	(7)
Net cash provided by (used in) operating activities	402	486
Cash flows from investing activities:
Revenue earning vehicles expenditures	(3,565)	(2,837)
Proceeds from disposal of revenue earning vehicles	1,782	1,935
Capital asset expenditures, non-vehicle	(44)	(41)
Proceeds from disposal of property and other equipment	4	7
Other	(27)	9
Net cash provided by (used in) investing activities	(1,850)	(927)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	5,181	2,098
Repayments of vehicle debt	(3,283)	(1,692)
Proceeds from issuance of non-vehicle debt	127	100
Repayments of non-vehicle debt	(131)	(102)
Payment of financing costs	(19)	(12)
Advances to Hertz Holdings	(4)	(2)
Other	5	—
Net cash provided by (used in) financing activities	1,876	390
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	8	8
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	436	(43)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,504	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,940	$1,051

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$82	$67
Non-vehicle	28	30
Income taxes, net of refunds	6	2
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities, net of incentives	$613	$437
Sales of revenue earning vehicles included in receivables	268	215
Purchases of non-vehicle capital assets included in accounts payable	42	30
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	9	2

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Hertz Global Holdings, Inc. ("Hertz Global" when including its subsidiaries and variable interest entities and "Hertz Holdings" excluding its subsidiaries and variable interest entities) was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns The Hertz Corporation ("Hertz" and interchangeably with Hertz Global, the "Company"), Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. Hertz operates its vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from company-owned, licensee and franchisee locations in the United States ("U.S."), Africa, Asia, Australia, Canada, the Caribbean, Europe, Latin America, the Middle East and New Zealand. Through its Donlen subsidiary, Hertz provides vehicle leasing and fleet management services.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The Company's unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

The December 31, 2017 unaudited condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the Company's Form 10‑K for the year ended December 31, 2017 (the "2017 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on February 27, 2018. Certain prior period amounts have been reclassified to conform with current period presentation.

As disclosed below in "Recently Issued Accounting Pronouncements," the Company adopted the financial statement disclosure guidance "Restricted Cash" on January 1, 2018.

Principles of Consolidation

The unaudited condensed consolidated financial statements of Hertz Global include the accounts of Hertz Global and its wholly owned and majority owned U.S. and international subsidiaries. The unaudited condensed consolidated financial statements of Hertz include the accounts of Hertz and its wholly owned and majority owned U.S. and international subsidiaries. The Company is the primary beneficiary of certain variable interest entities, therefore, the assets, liabilities, results of operations and cash flows of the variable interest entities are included in the Company's unaudited condensed consolidated financial statements. The Company accounts for its investment in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Correction of Errors

The Company identified classification errors within the operating and investing sections of its unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2017. One of the errors relates to its previous operations in Brazil and was previously disclosed in the Company's 2017 Form 10-K. The second error relates to $13 million of intangible software assets for which no payment was made as of March 31, 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The Company considered both quantitative and qualitative factors in assessing the materiality of the classification errors individually, and in the aggregate, and determined that the classification errors were not material and revised the accompanying unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2017, accordingly. Correction of the errors decreased cash provided by operating activities for changes in non-vehicle accounts payable by $13 million and decreased cash used in investing activities by $13 million, comprised of a decrease in revenue earning vehicles expenditures of $25 million, a decrease in proceeds from disposals of revenue earning vehicles of $25 million and a decrease in capital asset expenditures, non-vehicle of $13 million. Also, there was a $13 million increase in the non-cash supplemental disclosure for purchases of non-vehicle capital assets included in accounts payable. These revisions had no impact to cash flows from financing activities. Additionally, these revisions had no impact on the Company's unaudited condensed consolidated balance sheet as of December 31, 2017 or its unaudited condensed consolidated statement of operations for the three months ended March 31, 2017.

Recently Issued Accounting Pronouncements

Adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance that replaced most existing revenue recognition guidance in U.S. GAAP. The FASB also issued several amendments and updates to the new revenue standard (collectively, “Topic 606”). Topic 606 applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The core principle of Topic 606 is that an entity should recognize revenue from customers for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services, as well as when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations. Topic 606 requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company adopted Topic 606 on the effective date, January 1, 2018, using a modified retrospective approach applied to all contracts. Prior periods were not retrospectively adjusted.

The impact to the Company’s financial position, results of operations and cash flows is primarily for revenue associated with the redemption of points earned by customers under the Company’s loyalty programs (“loyalty points”). For transactions that generate loyalty points to the customer, a portion of revenue is deferred until the loyalty points are redeemed by the customer. The amount of revenue deferred is equivalent to the retail value of each loyalty point less an estimated amount representing loyalty points that are not expected to be redeemed.

The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit, net of tax, as of the adoption date as follows:

Hertz Global

(In millions)	Deferred income taxes, net	Accrued liabilities	Total liabilities	Accumulated deficit	Total equity	Total liabilities and equity
As of December 31, 2017	$1,220	$920	$18,538	$(506)	$1,520	$20,058
Effect of Adopting ASC 606	(51)	240	189	(189)	(189)	—
As of January 1, 2018	$1,169	$1,160	$18,727	$(695)	$1,331	$20,058

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz

(In millions)	Deferred income taxes, net	Accrued liabilities	Total liabilities	Accumulated deficit	Total equity	Total liabilities and equity
As of December 31, 2017	$1,220	$920	$18,538	$(1,486)	$1,520	$20,058
Effect of Adopting ASC 606	(51)	240	189	(189)	(189)	—
As of January 1, 2018	$1,169	$1,160	$18,727	$(1,675)	$1,331	$20,058

As disclosed above, the Company adopted Topic 606 on a modified retrospective basis, therefore, historical financial information has not been restated for comparative purposes and continues to be reported under the accounting standards in effect for those periods (“legacy guidance”). The following table presents the amounts for line items in the Company’s unaudited condensed consolidated balance sheet, statement of operations and cash flows impacted by the adoption of Topic 606 as compared to the amounts that would have been recognized in accordance with legacy guidance. The impact to the Company's unaudited condensed consolidated statement of comprehensive income (loss) is comprised solely of the impact to net income (loss) as shown in the table below:

Hertz Global

	As of or for the Three Months Ended March 31, 2018
(In millions, except per share data)	As Reported	Effect of Adoption Increase (Decrease)	Balances Without Adoption
Unaudited Condensed Consolidated Balance Sheet:
Accrued liabilities	$1,172	$238	$934
Deferred income taxes, net	1,141	(51)	1,192
Total liabilities	21,183	187	20,996
Accumulated deficit	(897)	(187)	(710)
Total stockholders' equity	1,138	(187)	1,325
Unaudited Condensed Consolidated Statement of Operations:
Worldwide vehicle rental revenues	1,894	3	1,891
Selling, general and administrative expense	234	1	233
Income (loss) before income taxes	(231)	2	(233)
Income tax (provision) benefit	29	—	29
Net income (loss)	(202)	2	(204)
Basic earnings (loss) per share	(2.43)	0.03	(2.46)
Diluted earnings (loss) per share	(2.43)	0.03	(2.46)
Unaudited Condensed Consolidated Statement of Cash Flow:
Cash flows from operating activities:
Net income (loss)	(202)	2	(204)
Deferred income taxes, net	(36)	—	(36)
Accrued liabilities	4	(2)	6

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz

	As of or for the Three Months Ended March 31, 2018
(In millions, except per share data)	As Reported	Effect of Adoption Increase (Decrease)	Balances Without Adoption
Unaudited Condensed Consolidated Balance Sheet:
Accrued liabilities	$1,172	$238	$934
Deferred income taxes, net	1,141	(51)	1,192
Total liabilities	21,183	187	20,996
Accumulated deficit	(1,876)	(187)	(1,689)
Total stockholders' equity	1,138	(187)	1,325
Unaudited Condensed Consolidated Statement of Operations:
Worldwide vehicle rental revenues	1,894	3	1,891
Selling, general and administrative expense	234	1	233
Income (loss) before income taxes	(230)	2	(232)
Income tax (provision) benefit	29	—	29
Net income (loss)	(201)	2	(203)
Unaudited Condensed Consolidated Statement of Cash Flow:
Cash flows from operating activities:
Net income (loss)	(201)	2	(203)
Deferred income taxes, net	(36)	—	(36)
Accrued liabilities	4	(2)	6

See Note 6, "Revenue," for information regarding the Company’s accounting policies for revenue recognition, including the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, as well as other required disclosures under Topic 606.

Restricted Cash

In November 2016, the FASB issued guidance that clarifies existing guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. Additionally, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted this guidance retrospectively in accordance with the effective date on January 1, 2018.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Adoption of this guidance had no impact on the Company's financial position or results of operations. The impact to the unaudited condensed consolidated statement of cash flows of adopting this guidance was as follows:

Hertz Global

	Three months ended March 31, 2017
(In millions)	As Previously Reported	Adjustments	As Adjusted
Net change in restricted cash and cash equivalents, vehicle	$14	$(14)	$—
Net cash provided by (used in) investing activities (a)	(913)	(14)	(927)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash	6	2	8
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	816	278	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	785	266	1,051

Hertz

	Three months ended March 31, 2017
(In millions)	As Previously Reported	Adjustments	As Adjusted
Net change in restricted cash and cash equivalents, vehicle	$14	$(14)	$—
Net cash provided by (used in) investing activities (a)	(913)	(14)	(927)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash	6	2	8
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	816	278	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	785	266	1,051

(a)	Amount previously reported includes the $13 million revision to correct for an error as disclosed above in "Correction of Errors."

Not Yet Adopted

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The Company is evaluating the Proposed Accounting Standards Update, Leases (Topic 842) Targeted Improvements that were tentatively affirmed by the FASB at its March 2018 meetings. The update provides a transition method that would allow the Company to only apply the new lease standard in the year of adoption. Additionally, it provides a practical expedient for lessors to combine non-lease components with the related lease components if certain conditions are met. This could allow the Company to account for all revenue earned from the operations of rental vehicles and from other forms of rental related activities under the new lease guidance.

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

Reporting Comprehensive Income

In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act ("TCJA"). The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. Early adoption is permitted, including adoption in any interim period. Adoption of this guidance will result in a reclassification of certain amounts from accumulated other comprehensive income to retained earnings as of the date adopted.

Note 3—Acquisitions and Divestitures

Divestitures

Equity Investment

The Company had an investment that was accounted for under the equity method. In March 2017, the Company determined it had an other than temporary loss in value of its investment and recorded an impairment charge of $30 million, which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2017. In September 2017, the investee was dissolved and the Company no longer has an ownership interest in the entity.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	March 31, 2018	December 31, 2017
Revenue earning vehicles	$15,680	$14,209
Less: Accumulated depreciation	(3,147)	(3,123)
	12,533	11,086
Revenue earning vehicles held for sale, net	291	250
Revenue earning vehicles, net	$12,824	$11,336

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended March 31,
(In millions)	2018	2017
Depreciation of revenue earning vehicles	$594	$605
(Gain) loss on disposal of revenue earning vehicles(a)	47	79
Rents paid for vehicles leased	20	17
Depreciation of revenue earning vehicles and lease charges, net	$661	$701

(a)    (Gain) loss on disposal of revenue earning vehicles by segment is as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
U.S. Rental Car(i)	$45	$78
International Rental Car	2	1
Total	$47	$79

(i)	Includes costs associated with the Company's U.S. vehicle sales operations of $36 million and $30 million for the three months ended March 31, 2018 and 2017, respectively.

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the vehicles. The impact of depreciation rate changes is as follows:

Increase (decrease)	Three Months Ended March 31,
(In millions)	2018	2017
U.S. Rental Car	$9	$26
International Rental Car	2	—
Total	$11	$26

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 5—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions):

Facility	Weighted Average Interest Rate as of March 31, 2018	Fixed or Floating Interest Rate	Maturity	March 31, 2018	December 31, 2017
Non-Vehicle Debt
Senior Term Loan	4.63%	Floating	6/2023	$684	$688
Senior RCF	N/A	Floating	6/2021	—	—
Senior Notes(1)	6.13%	Fixed	10/2020-10/2024	2,500	2,500
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	1,250	1,250
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	1.92%	Fixed	Various	11	11
Unamortized Debt Issuance Costs and Net (Discount) Premium				(40)	(42)
Total Non-Vehicle Debt				4,432	4,434
Vehicle Debt
HVF U.S. Vehicle Medium Term Notes
HVF Series 2010-1(2)	N/A	N/A	N/A	—	39
HVF Series 2013-1(2)	1.91%	Fixed	8/2018	521	625
				521	664
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	3.20%	Floating	3/2020	2,590	1,970
HVF II Series 2013-B(2)	3.11%	Floating	3/2020	68	123
				2,658	2,093
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-2(2)	2.45%	Fixed	9/2018	265	265
HVF II Series 2015-3(2)	3.10%	Fixed	9/2020	371	371
HVF II Series 2016-1(2)	2.89%	Fixed	3/2019	466	466
HVF II Series 2016-2(2)	3.41%	Fixed	3/2021	595	595
HVF II Series 2016-3(2)	2.72%	Fixed	7/2019	424	424
HVF II Series 2016-4(2)	3.09%	Fixed	7/2021	424	424
HVF II Series 2017-1(2)	3.38%	Fixed	10/2020	450	450
HVF II Series 2017-2(2)	3.57%	Fixed	10/2022	350	350
HVF II Series 2018-1(2)	3.41%	Fixed	2/2023	1,000	—
				5,125	4,125
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	2.59%	Floating	3/2020	474	380
				474	380

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted Average Interest Rate as of March 31, 2018	Fixed or Floating Interest Rate	Maturity	March 31, 2018	December 31, 2017
HFLF Medium Term Notes
HFLF Series 2015-1(4)	2.57%	Floating	4/2018-5/2019	116	145
HFLF Series 2016-1(4)	2.87%	Both	4/2018-2/2020	280	318
HFLF Series 2017-1(4)	2.46%	Both	6/2018-5/2020	500	500
				896	963
Vehicle Debt - Other
U.S. Vehicle RCF	4.32%	Floating	6/2021	133	186
European Revolving Credit Facility	2.95%	Floating	3/2020	123	184
European Vehicle Notes(3)	4.82%	Fixed	1/2019–3/2023	1,416	773
European Securitization(2)	1.70%	Floating	3/2020	366	367
Canadian Securitization(2)	2.98%	Floating	3/2020	209	237
Australian Securitization(2)	3.45%	Floating	3/2020	146	155
New Zealand RCF	4.60%	Floating	3/2020	43	42
U.K. Financing Facility	2.86%	Floating	2/2021	268	251
Other Vehicle Debt	3.92%	Floating	4/2018-7/2022	54	51
				2,758	2,246
Unamortized Debt Issuance Costs and Net (Discount) Premium				(53)	(40)
Total Vehicle Debt				12,379	10,431
Total Debt				$16,811	$14,865
N/A - Not applicable

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth on the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	March 31, 2018	December 31, 2017
5.875% Senior Notes due October 2020	$700	$700
7.375% Senior Notes due January 2021	500	500
6.25% Senior Notes due October 2022	500	500
5.50% Senior Notes due October 2024	800	800
	$2,500	$2,500

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(3)
References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly-owned subsidiary of Hertz organized under the laws of The Netherlands (“HHN BV”), unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.23 to 1 and 1.19 to 1 as of March 31, 2018 and December 31, 2017, respectively) set forth on the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicles Notes	March 31, 2018	December 31, 2017
4.375% Senior Notes due January 2019	$523	$505
4.125% Senior Notes due October 2021	277	268
5.50% Senior Notes due March 2023	616	—
	$1,416	$773

(4)
In the case of the Hertz Fleet Lease Funding LP ("HFLF") Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. The initial maturity date referenced for each series of HFLF Medium Term Notes represents the end of the revolving period for such series, at which time the related notes begin to amortize monthly by an amount equal to the lease collections payable to that series. To the extent the revolving period already has ended, the initial maturity date reflected is April 2018. The second maturity date referenced for each series of HFLF Medium Term Notes represents the date by which Hertz and the investors in the related series expect such series of notes to be repaid in full, which is based upon various assumptions made at the time of pricing of such notes, including the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases. Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date.” The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight-line amortization of the related notes from the initial maturity date through the expected final maturity date.

The Company is highly leveraged and a substantial portion of its liquidity needs arise from debt service on its indebtedness and from the funding of its costs of operations, acquisitions and capital expenditures. The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse impact on its operations resulting from adverse financial market conditions. As of March 31, 2018, approximately $2.6 billion of vehicle debt and $23 million of non-vehicle debt was due to mature between April 1, 2018 and March 31, 2019.

The Company has reviewed its debt facilities and determined that it is probable that the Company will be able, and has the intent, to refinance these facilities at such times as the Company determines appropriate prior to their respective maturities.

Vehicle Debt

HVF II U.S. Vehicle Variable Funding Notes

HVF II Series 2013 Notes: In April 2018, HVF II increased the maximum commitments under the HVF II Series 2013-A Notes and HVF II 2013-B Notes (the "HVF II Series 2013 Notes") by $250 million, such that after giving effect to such increase, the aggregate maximum principal amount of the HVF II Series 2013 Notes was approximately $3.7 billion.

HVF II Series 2017-A Notes: In March 2018, HVF II terminated all $500 million of commitments under the HVF II Series 2017-A Notes.

HVF II U.S. Vehicle Medium Term Notes

HVF II Series 2018-1 Notes: In January 2018, HVF II issued the Series 2018-1 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D ("the HVF II Series 2018-1 Notes") in an aggregate principal amount of approximately $1.1 billion. Hertz purchased the Class D Notes of such series and as a result, approximately $58 million of the aggregate principal amount is eliminated in consolidation. There is subordination within the HVF II Series 2018-1 Notes based on class.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

HFLF Medium Term Notes

HFLF Series 2018-1 Notes: In May 2018, HFLF issued the Series 2018-1 Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the “HFLF Series 2018-1 Notes”) in an aggregate principal amount of $550 million. The HFLF Series 2018-1 Notes are fixed rate, except for the Class A-1 Notes which are floating rate and carry an interest rate based upon a spread to one-month LIBOR. The net proceeds of this issuance were used to reduce amounts outstanding under the HFLF Series 2013-2 Notes.

Vehicle Debt - Other

European Vehicle Notes

In March 2018, HHN BV issued 5.50% Senior Notes due March 2023 in an aggregate original principal amount of €500 million (the "2023 Notes") and issued a notice of conditional full redemption for all of its outstanding 4.375% Senior Notes due January 2019 (the "2019 Notes"). As of March 31, 2018, €425 million, or $523 million, of the proceeds from the 2023 Notes were included in restricted cash in the accompanying unaudited condensed consolidated balance sheet in connection with the redemption of the 2019 Notes in April 2018.

European Revolving Credit Facility

In March 2018, HHN BV amended its credit agreement ("European Revolving Credit Facility") to provide for aggregate maximum borrowing capacity (subject to borrowing base availability) of up to €438 million during the peak rental season, for a seasonal commitment period through October 2018. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the European Revolving Credit Facility will revert to up to €235 million (subject to borrowing base availability).

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following facilities were available to the Company as of March 31, 2018, and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$519	$519
Letter of Credit Facility	—	—
Total Non-Vehicle Debt	519	519
Vehicle Debt
U.S. Vehicle RCF	—	—
HVF II U.S. Vehicle Variable Funding Notes	757	—
HFLF Variable Funding Notes	26	1
European Revolving Credit Facility	416	—
European Securitization	200	—
Canadian Securitization	62	—
Australian Securitization	46	—
U.K. Financing Facility	84	1
New Zealand RCF	—	—
Total Vehicle Debt	1,591	2
Total	$2,110	$521

Letters of Credit

As of March 31, 2018, there were outstanding standby letters of credit totaling $661 million. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount, $648 million was issued under the Senior RCF and none were issued under the Letter of Credit Facility. As of March 31, 2018, there was no availability under the $400 million letter of credit facility (the "Letter of Credit Facility") and no letters of credit were issued thereunder. As of March 31, 2018, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in International Fleet Financing No. 2 B.V. ("IFF No. 2"), a special purpose entity whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a variable interest entity and the Company is the primary beneficiary, therefore, the assets, liabilities, and results of operations of IFF No. 2 are included in the Company's unaudited condensed consolidated financial statements. As of March 31, 2018 and December 31, 2017, IFF No. 2 had total assets of $713 million and $524 million, respectively, primarily comprised of loan receivables, and total liabilities of $713 million and $524 million, respectively, primarily comprised of debt and loan payables.

Covenant Compliance

The financial covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing the Senior RCF and the Letter of Credit Facility, as of the last day of any fiscal quarter following and including

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

fiscal quarter ending December 31, 2017 (the "Covenant Leverage Ratio"), may not exceed a ratio of 3.00 to 1.00. As of March 31, 2018, Hertz was in compliance with the Covenant Leverage Ratio.

Note 6—Revenue

The Company recognizes two types of revenue; (i) revenue from contracts with customers, and (ii) lease revenue, which is generated through the fleet leasing operations of its Donlen subsidiary.
As disclosed in the Revenue from Contracts with Customers section of Note 2, “Basis of Presentation and Recently Issued Accounting Pronouncements” ("Note 2"), the Company adopted Topic 606 in accordance with the effective date on January 1, 2018. Note 2 includes disclosures regarding the Company’s method of adoption and the impact on the Company’s financial position, results of operations and cash flows. In the Leases section of Note 2, the Company discloses that it has concluded that revenue earned from vehicle rentals, and from other forms of rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, will be accounted for under Topic 842 upon its adoption. Until the Company adopts Topic 842, vehicle rental and rental related revenues are recognized in accordance with Topic 606.

The Company recognizes revenue net of any taxes or non-concession fees collected from customers on behalf of governmental authorities.

Revenue from Contracts with Customers

The Company operates at airport rental locations in the U.S. and internationally ("airport") and at off airport locations also in the U.S. and internationally ("off airport"). For the Company's airport company-operated rental locations, the Company has obtained concessions or similar leasing agreements or arrangements, granting it the right to conduct a vehicle rental business at the respective airport. The terms of an airport concession typically require the Company to pay the airport's operator concession fees based upon a specified percentage of the revenues it generates at the airport, subject to a minimum annual guarantee. The terms of the Company's concessions typically do not forbid it from seeking, and in a few instances actually require it to seek, reimbursement from customers for concession fees it pays; however, in certain jurisdictions the law limits or forbids the Company from doing so. Where the Company is required or permitted to seek such reimbursement, it is its general practice to do so. The Company's airport rental customers are typically airline travelers; whereas the Company's off airport rental customers include people who prefer to rent vehicles closer to their home or place of work for business or leisure purposes, as well as those needing to travel to or from airports. The Company's off airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their vehicles were damaged, those expecting to lease vehicles that are not yet available from their leasing companies and replacement renters. In addition, the Company's off airport customers include drivers for transportation network companies ("TNC").

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table presents revenues from contracts with customers by reportable segment and disaggregated by product/service and type of location and customer:

	Three Months Ending March 31, 2018
(In millions)	U.S. Rental Car	International Rental Car	All Other Operations	Consolidated
Vehicle rental and rental related:
Airport	$982	$251	$—	$1,233
Off airport	412	185	—	597
Total vehicle rental and rental related	1,394	436	—	1,830

Other:
Licensee revenue	6	32	—	38
Ancillary retail vehicle sales	26	—	—	26
Fleet management	—	—	12	12
Total other	32	32	12	76
Total revenue from contracts with customers	$1,426	$468	$12	$1,906

Vehicle Rental and Rental Related Revenues

The Company recognizes revenue from its vehicle rental operations when persuasive evidence of a contract exists, the performance obligations have been satisfied, the transaction price is fixed or determinable and collection is reasonably assured. Performance obligations associated with vehicle rental transactions are satisfied over the rental period, except for the portion associated with loyalty points, as further described below. Rental periods are short-term in nature. Therefore, the Company has elected to apply the practical expedient which eliminates the requirement to disclose information about remaining performance obligations. Performance obligations associated with rental related activities, such as charges to the customer for the fueling of vehicles and value-added services such as loss damage waivers, insurance products, navigation units, supplemental equipment and other consumables, are also satisfied over the rental period. Revenue from charges that are passed through to the customer, such as gasoline, vehicle licensing and airport concession fees, is recorded on a gross basis with a corresponding charge to direct vehicle and operating expense. Sales commissions paid to third parties are generally expensed when incurred due to the short-term nature of the related transaction on which the commission was earned and are recorded within selling, general and administrative expenses. Payments are due from customers at the completion of the rental, except for customers with negotiated payment terms, generally net 30 days or less, which are invoiced and remain as accounts receivable until collected.

Loyalty Programs - The Company offers loyalty programs, primarily Hertz Gold Plus Rewards, wherein customers are eligible to earn loyalty points that are redeemable for free rental days or can be converted to loyalty points for redemption of products and services under loyalty programs of other companies. Each transaction that generates loyalty points results in the deferral of revenue equivalent to the retail value of the redemption of the loyalty points. The associated revenue is recognized when the customer redeems the loyalty points at some point in the future. The retail value of loyalty points is estimated based on the expected retail value of the future vehicle rental to be provided less an estimated amount representing loyalty points that are not expected to be redeemed (“breakage”). Breakage is estimated on a quarterly basis and includes significant assumptions, such as historical breakage trends and internal Company forecasts. During the three months ended March 31, 2018, based on the net impact of loyalty points earned and redeemed by customers, the Company recognized $3 million of revenue. As of March 31, 2018, the value of unredeemed loyalty points was $266 million, which is recorded as a contract liability in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Customer Rebates - The Company has business customers that rent vehicles based on terms that have been negotiated through contracts with their employers, or other entities with which they are associated (“commercial contracts”), which can differ substantially from the terms on which the Company rents vehicles to the general public. Some of the commercial contracts contain provisions which allow for rebates to the entity based on achieving a specific rental volume threshold. Rebates are treated as variable consideration and are recognized as a reduction of revenue at the time of the rental based on the rebate expected to be earned by the entity.

Licensee Revenue

The Company has franchise agreements which allow an independent entity to rent their vehicles under the Company’s brands, primarily Hertz, Dollar or Thrifty, for a fee (“franchise fee”). Franchise fees are earned over time for the duration of the franchise agreement and are typically based on the larger of a minimum payment or an amount representing a percentage of net sales of the franchised business. Franchise fees are recognized as earned and when collectability is reasonably assured. Franchise fees that relate to a future contract term, such as initial fees or renewal fees, are deferred and recognized over the term of the franchise agreement. The Company has elected to apply one of the practical expedients under Topic 606, and as such the value of unsatisfied performance obligations for sales-based royalty fees from franchisees is not disclosed.

Ancillary Retail Vehicle Sales Revenue

Ancillary retail vehicle sales represent revenues generated from the sale of warranty contracts, financing and title fees, and other ancillary services associated with vehicles disposed of at the Company’s retail outlets. These revenues are recorded at the point in time when the Company sells the product or provides the service to the customer. These revenues exclude the sale price of the vehicle which is a component of the gain or loss on the disposition and is included in depreciation of revenue earning vehicles and lease charges, net.

Fleet Management Revenue

The Company's Donlen subsidiary generates revenue from various fleet management services, such as fuel purchasing and management, preventive maintenance, repair consultation, toll management and accident management. Fleet management revenue is recognized net of any fees collected from customers on behalf of third party service providers, as services are rendered.

Contract Balances

The Company recognizes receivables and liabilities resulting from its contracts with customers. Contract receivables primarily consist of receivables from customers for vehicle rentals. Contract liabilities primarily consist of obligations to customers for prepaid vehicle rentals and related to the Company’s points-based loyalty programs.

The contract liability balance as of March 31, 2018 was $388 million and is included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet. The contract liability as of January 1, 2018, after giving effect to the adoption of Topic 606, was $345 million and revenue recognized during the three months ended March 31, 2018 for such contract liabilities was $55 million.

Note 7—Income Tax (Provision) Benefit

The Company recognized the income tax effects of the tax reform legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA") in its audited consolidated financial statements included in the Company’s 2017 Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law. The guidance also provides for a measurement period of up to one year from the enactment date for the Company to complete the accounting for the U.S. tax law changes. As such, the Company’s 2017 financial results reflected the provisional estimate of the income tax effects of the TCJA. No subsequent adjustments have been made to the amounts recorded as of December 31, 2017, which continue to represent a provisional estimate of the impact of TCJA. The estimate of the impact of TCJA

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

is based on certain assumptions and the Company's current interpretation, and may change, as the Company receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time.

The Company continues to analyze the impact of TCJA provisions effective January 1, 2018. The income tax provision for the three months ended March 31, 2018 incorporates the TCJA's changes to deductions for executive compensation and meals and entertainment. Other provisions effective January 1, 2018 include global intangible low-tax income ("GILTI"), base erosion anti-avoidance tax ("BEAT"), foreign-derived intangible income ("FDII"), and the interest deduction limitation. As of March 31, 2018, the Company estimates no short-to-medium term tax liability related to GILTI, BEAT, FDII, or the interest deduction limitation. These are estimates and are based on the Company's current interpretation of the TCJA. These assumptions and interpretations may change as additional clarification and implementation guidance are issued as the interpretation of the TCJA evolves over time.

The effective tax rate for the three months ended March 31, 2018 and 2017 was 13% and 24%, respectively. The Company recorded a tax benefit of $29 million for the three months ended March 31, 2018, compared to $71 million for the three months ended March 31, 2017. The lower effective income tax rate and related tax benefit were primarily due to the reduced corporate tax rate as a result of the TCJA and the composition of earnings by jurisdictions.

Note 8—Earnings (Loss) Per Share - Hertz Global

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss), basic and diluted	$(202)	$(223)
Denominator:
Basic weighted average common shares	83	83
Dilutive stock options, RSUs, PSUs and conversion shares	—	—
Weighted average shares used to calculate diluted earnings per share	83	83
Antidilutive stock options, RSUs, PSUs and conversion shares	3	2
Earnings (loss) per share:
Basic earnings (loss) per share	$(2.43)	$(2.69)
Diluted earnings (loss) per share	$(2.43)	$(2.69)

Note 9—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of cash, restricted cash, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Cash Equivalents, Restricted Cash Equivalents and Investments

The Company’s cash equivalents and restricted cash equivalents primarily consist of investments in money market funds and time deposits. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets (Level 1 inputs).

Investments in equity securities that are measured at fair value on a recurring basis consist of available for sale securities.

The following table summarizes the ending balances of the Company's cash equivalents, restricted cash equivalents and investments:

	March 31, 2018				December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds and time deposits	$790	$—	$—	$790	$634	$—	$—	$634
Equity securities	23	—	—	23	—	—	—	—

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of March 31, 2018		As of December 31, 2017
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-vehicle Debt	$4,472	$4,315	$4,476	$4,438
Vehicle Debt	12,432	12,405	10,471	10,456
Total	$16,904	$16,720	$14,947	$14,894

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As further described in Note 3, "Acquisitions and Divestitures", in March 2017, the Company determined it had an other than temporary loss in value of its equity method investment.

Note 10—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated on the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of March 31, 2018 and December 31, 2017, the Company's liability recorded for public liability and property damage matters was $438 million and $427 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees and former employees, and governmental investigations. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party to during the three months ended March 31, 2018 or the period after March 31, 2018, but before the filing of this Report on Form 10‑Q.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings (as defined in the Company's 2017 Form 10-K) and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Old Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Old Hertz Holdings’ motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint within 30 days of the order. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period such that it was not alleged to have commenced until May 18, 2013 and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey, and Old Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Old Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint on or before August 22, 2015. On August 21, 2015, plaintiff filed a third amended complaint. The third amended complaint included additional allegations, named additional current and former officers as defendants and expanded the putative class period such that it was alleged to span from February 14, 2013 to July 16, 2015. On November 4, 2015, Old Hertz Holdings filed its motion to dismiss. Thereafter, a motion was made by plaintiff to add a new plaintiff because of challenges to the standing of the first plaintiff. The court granted plaintiffs leave to file a fourth amended complaint to add the new plaintiff, and the new complaint was filed on March 1, 2016. Old Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint in its entirety with prejudice on March 24, 2016, and plaintiff filed its opposition to same on May 6, 2016. On June 13, 2016, Old Hertz Holdings and the individual defendants filed their reply briefs in support of their motions to dismiss. The matter is now fully briefed. On April 28, 2017, the court issued an order wherein Old Hertz Holdings' and the individual defendants' motions to dismiss were granted and the plaintiffs’ fourth amended complaint to add a new plaintiff was dismissed with prejudice (the “Order”). On May 30, 2017, the plaintiffs filed a Notice of Appeal with the U. S. Court of Appeals for the Third Circuit. The plaintiffs filed their Initial Brief in November 2017 and Hertz’s Opposition Brief was filed in January 2018. The plaintiffs’ Reply Brief was filed in February 2018 so all of the briefing is concluded. Oral arguments have been requested. It is expected that the Third Circuit will rule on this appeal before the end of 2018.

The Company intends to assert that it has meritorious defenses in the foregoing matters and the Company intends to vigorously defend itself.

Governmental Investigations - In June 2014, the Company was advised by the staff of the New York Regional Office of the Securities and Exchange Commission (“SEC”) that it is investigating the events disclosed in certain of the Company’s filings with the SEC. In addition, in December 2014, a state securities regulator requested information - an investigation that has since closed - and starting in June 2016 the Company has had communications with the U.S. Attorney’s Office for the District of New Jersey regarding the same or similar events. The investigations and communications generally involve the restatements included in the Old Hertz

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Holdings Form 10-K for the year ended December 31, 2014, as filed with the SEC on July 16, 2015 (the “Old Hertz Holdings 2014 10-K”) and related accounting for prior periods. The Company has and intends to continue to cooperate with all requests related to the foregoing. Due to the stage at which the proceedings are, Hertz is currently unable to predict the likely outcome of the proceedings or estimate the range of reasonably possible losses, which may be material. Among other matters, the restatements included in the Old Hertz Holdings 2014 Form 10-K addressed a variety of accounting matters involving the Company’s Brazil vehicle rental operations.

Additionally, the Company has identified certain activities in Brazil that raise issues under the Foreign Corrupt Practices Act and may raise issues under other federal and local laws, which the Company has self-reported to appropriate government entities and the processes with certain of these government entities continue. The Company has established a reserve relating to the activities in Brazil which is not material. However, it is possible that an adverse outcome with respect to the activities in Brazil and the other issues discussed herein could exceed the amount accrued in an amount that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

French Road Tax - The French Tax Authority has challenged the historic practice of several vehicle rental companies, including Hertz France, of registering vehicles in jurisdictions where it is established and where the road tax payable with respect to those vehicles is lower than the road tax payable in the jurisdictions where the vehicles will primarily be used. In respect of a period in 2005, the Company has unsuccessfully appealed the French Tax assessment to the highest Administrative court in France. In respect of a period from 2003 to 2005, following an adverse judgment, the Company appealed the French Tax Authority’s assessment to the Civil Court of Appeal. In March 2017, the Company received an adverse judgment in the 2003 -2005 road tax appeal from the Civil Court of Appeal. The Company appealed this decision to the Supreme Civil Court in May 2017. In December 2017, the French Tax Authority issued an assessment for registration tax for the year 2014 and the Company submitted a rebuttal to the French Tax Authority in February 2018. The Company began reserving for this matter in 2015 and assesses the reserve on a quarterly basis as part of the financial statements close process.

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

Indemnification Obligations

In the ordinary course of business, the Company has executed contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Specifically, the Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

which the Company may be held responsible could be substantial. In addition, Hertz entered into customary indemnification agreements with Hertz Holdings and certain of the Company's stockholders and their affiliates pursuant to which Hertz Holdings and Hertz will indemnify those entities and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of such entities and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. The Company has entered into customary indemnification agreements with each of its directors and certain of its officers. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third-party claim. In connection with the Spin-Off, the Company executed an agreement with Herc Holdings that contains mutual indemnification clauses and a customary indemnification provision with respect to liability arising out of or resulting from assumed legal matters. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and have accrued for expected losses that are probable and estimable.

Note 11—Related Party Transactions

Agreements with the Icahn Group

In the normal course of business, the Company purchases goods and services and leases property from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack. During the three months ended March 31, 2018 and 2017, the Company purchased approximately $6 million and $2 million, respectively, worth of goods and services from these related parties.

Transactions between Hertz Holdings and Hertz

In June 2016, Hertz entered into a master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2017 (the "2016 Master Loan"). The interest rate was based on the U.S. Dollar LIBOR rate plus a margin.

In June 2017, upon expiration of the 2016 Master Loan, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2018 (the "2017 Master Loan") where amounts outstanding under the 2016 Master Loan were transferred to the 2017 Master Loan. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of March 31, 2018 and December 31, 2017, there was $111 million and $107 million, respectively, outstanding under the 2017 Master Loan representing advances and any accrued but unpaid interest.

As of March 31, 2018 and December 31, 2017, Hertz has a due to affiliate in the amount of $65 million, which represents its tax related liability to Hertz Holdings.

The above amounts are included in equity in the accompanying unaudited condensed consolidated balance sheets of Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Other Relationships

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with the Icahn Group, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Hertz will lease the vehicles, purchased by 767 under the 767 Lease Agreement or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767. Hertz will rent the leased vehicles to drivers of TNC, including Lyft drivers, from rental counters within locations leased or owned by affiliates of 767, including locations operated under a master lease agreement with The Pep Boys - Manny, Joe & Jack. The 767 Lease Agreement has an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. 767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp., an entity affiliated with Mr. Icahn. 767 commenced operations in late-March 2018.

The Company is entitled to 25% of the profit from the rental of the leased vehicles, as specified in the 767 Lease Agreement, which is variable and based primarily on the rental revenue, less certain costs, such as depreciation, licensing and maintenance expenses. The Company has determined that it is the primary beneficiary of 767 due to its power to direct the activities of 767 that most significantly impact 767's economic performance and the Company's obligation to absorb 25% of 767's gains/losses. Accordingly, 767 is consolidated by the Company as a VIE.

Note 12—Segment Information

The Company has identified three reportable segments, which are organized based on the products and services provided by its operating segments and the geographic areas in which its operating segments conduct business, as follows:

•	U.S. Rental Car ("U.S. RAC") - rental of vehicles (cars, crossovers and light trucks), as well as sales of value-added services, in the U.S. and consists of the Company's U.S. operating segment;

•
International Rental Car ("International RAC") - rental and leasing of vehicles (cars, vans, crossovers and light trucks), as well as sales of value-added services, internationally and consists of the Company's Europe and Other International operating segments, which are aggregated into a reportable segment based primarily upon similar economic characteristics, products and services, customers, delivery methods and general regulatory environments;

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

	Three Months Ended March 31,
(In millions)	2018	2017
Revenues
U.S. Rental Car	$1,426	$1,353
International Rental Car	468	411
All Other Operations	169	152
Total Hertz Global and Hertz	$2,063	$1,916
Depreciation of revenue earning vehicles and lease charges, net
U.S. Rental Car	$434	$499
International Rental Car	102	85
All Other Operations	125	117
Total Hertz Global and Hertz	$661	$701
Adjusted pre-tax income (loss)(a)
U.S. Rental Car	$(48)	$(116)
International Rental Car	(6)	(4)
All Other Operations	22	21
Corporate	(143)	(114)
Total Hertz Global	(175)	(213)
Corporate - Hertz	1	1
Total Hertz	$(174)	$(212)

(In millions)	March 31, 2018	December 31, 2017
Total Assets
U.S. Rental Car	$14,184	$12,785
International Rental Car	4,885	3,971
All Other Operations	1,755	1,700
Corporate	1,497	1,602
Total Hertz Global and Hertz	$22,321	$20,058

(a)
Adjusted pre-tax income (loss), the Company's segment profitability measure, is calculated as income (loss) before income taxes plus non-cash acquisition accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and premiums, goodwill, intangible and tangible asset impairments and write downs, information technology and finance transformation costs and certain other miscellaneous or non-recurring items.

Reconciliations of adjusted pre-tax income (loss) by segment to consolidated amounts are summarized below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz Global

	Three Months Ended March 31,
(In millions)	2018	2017
Adjusted pre-tax income (loss):
U.S. Rental Car	$(48)	$(116)
International Rental Car	(6)	(4)
All Other Operations	22	21
Total reportable segments	(32)	(99)
Corporate(1)	(143)	(114)
Adjusted pre-tax income (loss)	(175)	(213)
Adjustments:
Acquisition accounting(2)	(15)	(16)
Debt-related charges(3)	(16)	(10)
Restructuring and restructuring related charges(4)	(4)	(8)
Impairment charges and asset write-downs(5)	—	(30)
Information technology and finance transformation costs(6)	(23)	(19)
Other(7)	2	2
Income (loss) before income taxes	$(231)	$(294)

Hertz

	Three Months Ended March 31,
(In millions)	2018	2017
Adjusted pre-tax income (loss):
U.S. Rental Car	$(48)	$(116)
International Rental Car	(6)	(4)
All Other Operations	22	21
Total reportable segments	(32)	(99)
Corporate(1)	(142)	(113)
Adjusted pre-tax income (loss)	(174)	(212)
Adjustments:
Acquisition accounting(2)	(15)	(16)
Debt-related charges(3)	(16)	(10)
Restructuring and restructuring related charges(4)	(4)	(8)
Impairment charges and asset write-downs(5)	—	(30)
Information technology and finance transformation costs(6)	(23)	(19)
Other(7)	2	2
Income (loss) before income taxes	$(230)	$(293)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and equipment relating to acquisition accounting.

(3)	Primarily represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

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

(5)	In 2017, represents an impairment of $30 million related to an equity method investment.

(6)
Represents costs associated with the Company’s information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes.

(7)	Represents miscellaneous or non-recurring items.

Note 13—Guarantor and Non-Guarantor Condensed Consolidating Financial Information - Hertz

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2018 and December 31, 2017, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017 and the Statements of Cash Flows for the three months ended March 31, 2018 and 2017 of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Senior Notes issued by the Parent ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Senior Notes issued by the Parent ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) Hertz on a consolidated basis.

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

During the preparation of the condensed consolidating financial information of The Hertz Corporation and Subsidiaries as of and for the year ended December 31, 2017, it was determined that there were classification errors within the investing section of the statements of cash flows that resulted in overstatement of capital contributions to subsidiaries and return of capital from subsidiaries for the Parent and classification errors within the financing section of the statements of cash flows that resulted in overstatement of capital contributions received from parent and payment of dividends and returns of capital for the Non-Guarantor Subsidiaries. The overstatement was $134 million for the three months ended March 31, 2017. The errors, which the Company has determined are not material to this disclosure, had no impact to cash from investing activities for the Parent or cash from financing activities of the Non-Guarantor Subsidiaries, and had no impact to any cash flows of the Guarantor Subsidiaries. These errors are eliminated in consolidation and therefore have no impact on the Company’s unaudited condensed consolidated financial condition, results of operations or cash flows. The Company has revised the Condensed Consolidating Statements of Cash Flows for the Parent, Non-Guarantor Subsidiaries and Eliminations for the three months ended March 31, 2017 to correct for these errors.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$603	$12	$431	$—	$1,046
Restricted cash and cash equivalents	87	8	799	—	894
Total cash, cash equivalents, restricted cash and restricted cash equivalents	690	20	1,230	—	1,940
Receivables, net of allowance	165	166	1,001	—	1,332
Due from affiliates	3,437	4,793	8,634	(16,864)	—
Prepaid expenses and other assets	4,313	36	316	(3,555)	1,110
Revenue earning vehicles, net	388	4	12,432	—	12,824
Property and equipment, net	623	60	144	—	827
Investment in subsidiaries, net	7,496	1,270	—	(8,766)	—
Other intangible assets, net	117	3,078	9	—	3,204
Goodwill	102	943	39	—	1,084
Total assets	$17,331	$10,370	$23,805	$(29,185)	$22,321
LIABILITIES AND STOCKHOLDER'S EQUITY
Due to affiliates	$10,357	$2,229	$4,278	$(16,864)	$—
Accounts payable	425	112	921	—	1,458
Accrued liabilities	607	72	493	—	1,172
Accrued taxes, net	77	20	2,299	(2,233)	163
Debt	4,564	—	12,247	—	16,811
Public liability and property damage	168	38	232	—	438
Deferred income taxes, net	—	1,465	998	(1,322)	1,141
Total liabilities	16,198	3,936	21,468	(20,419)	21,183
Stockholder's equity:
Total stockholder's equity attributable to Hertz	1,133	6,434	2,332	(8,766)	1,133
Non-controlling interest	—	—	5	—	5
Total stockholder's equity	1,133	6,434	2,337	(8,766)	1,138
Total liabilities and stockholder's equity	$17,331	$10,370	$23,805	$(29,185)	$22,321

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$686	$9	$377	$—	$1,072
Restricted cash and cash equivalents	225	7	200	—	432
Total cash, cash equivalents, restricted cash and restricted cash equivalents	911	16	577	—	1,504
Receivables, net of allowance	366	167	832	—	1,365
Due from affiliates	3,373	4,567	8,794	(16,734)	—
Prepaid expenses and other assets	3,747	37	302	(3,399)	687
Revenue earning vehicles, net	352	2	10,982	—	11,336
Property and equipment, net	639	61	140	—	840
Investment in subsidiaries, net	7,966	1,265	—	(9,231)	—
Other intangible assets, net	141	3,091	10	—	3,242
Goodwill	102	944	38	—	1,084
Total assets	$17,597	$10,150	$21,675	$(29,364)	$20,058
LIABILITIES AND STOCKHOLDER'S EQUITY
Due to affiliates	$10,368	$2,156	$4,210	$(16,734)	$—
Accounts payable	375	92	479	—	946
Accrued liabilities	473	73	374	—	920
Accrued taxes, net	77	21	2,235	(2,173)	160
Debt	4,619	—	10,246	—	14,865
Public liability and property damage	165	37	225	—	427
Deferred income taxes, net	—	1,451	995	(1,226)	1,220
Total liabilities	16,077	3,830	18,764	(20,133)	18,538
Stockholder's equity:
Total stockholder's equity	1,520	6,320	2,911	(9,231)	1,520
Total liabilities and stockholder's equity	$17,597	$10,150	$21,675	$(29,364)	$20,058

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,056	$319	$1,489	$(801)	$2,063
Expenses:
Direct vehicle and operating	751	172	313	—	1,236
Depreciation of revenue earning vehicles and lease charges, net	766	84	612	(801)	661
Selling, general and administrative	161	12	61	—	234
Interest (income) expense, net	102	(33)	96	—	165
Other (income) expense, net	(2)	—	(1)	—	(3)
Total expenses	1,778	235	1,081	(801)	2,293
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(722)	84	408	—	(230)
Income tax (provision) benefit	122	(14)	(79)	—	29
Equity in earnings (losses) of subsidiaries, net of tax	399	25	—	(424)	—
Net income (loss)	(201)	95	329	(424)	(201)
Other comprehensive income (loss), net of tax	(3)	(2)	(3)	5	(3)
Comprehensive income (loss)	$(204)	$93	$326	$(419)	$(204)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$991	$307	$1,377	$(759)	$1,916
Expenses:
Direct vehicle and operating	688	169	275	—	1,132
Depreciation of revenue earning vehicles and lease charges, net	737	102	621	(759)	701
Selling, general and administrative	150	11	59	—	220
Interest (income) expense, net	82	(22)	69	—	129
Other (income) expense, net	33	—	(6)	—	27
Total expenses	1,690	260	1,018	(759)	2,209
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(699)	47	359	—	(293)
Income tax (provision) benefit	214	(15)	(128)	—	71
Equity in earnings (losses) of subsidiaries, net of tax	263	32	—	(295)	—
Net income (loss)	(222)	64	231	(295)	(222)
Other comprehensive income (loss), net of tax	13	—	12	(12)	13
Comprehensive income (loss)	$(209)	$64	$243	$(307)	$(209)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(221)	$7	$957	$(341)	$402
Cash flows from investing activities:
Revenue earning vehicles expenditures	(129)	—	(3,436)	—	(3,565)
Proceeds from disposal of revenue earning vehicles	48	—	1,734	—	1,782
Capital asset expenditures, non-vehicle	(28)	(3)	(13)	—	(44)
Proceeds from disposal of property and other equipment	—	—	4	—	4
Other	(24)	—	(3)	—	(27)
Capital contributions to subsidiaries	(877)	—	—	877	—
Return of capital from subsidiaries	1,307	—	—	(1,307)	—
Loan to Parent/Guarantor from Non-Guarantor	—	—	235	(235)	—
Net cash provided by (used in) investing activities	297	(3)	(1,479)	(665)	(1,850)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	554	—	4,627	—	5,181
Repayments of vehicle debt	(607)	—	(2,676)	—	(3,283)
Proceeds from issuance of non-vehicle debt	127	—	—	—	127
Repayments of non-vehicle debt	(131)	—	—	—	(131)
Payment of financing costs	(1)	—	(18)	—	(19)
Advances to Hertz Holdings	(4)	—	—	—	(4)
Other	—	—	5	—	5
Capital contributions received from parent	—	—	877	(877)	—
Payment of dividends and return of capital	—	—	(1,648)	1,648	—
Loan to Parent/Guarantor from Non-Guarantor	(235)	—	—	235	—
Net cash provided by (used in) financing activities	(297)	—	1,167	1,006	1,876
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	8	—	8
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(221)	4	653	—	436
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	911	16	577	—	1,504
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$690	$20	$1,230	$—	$1,940

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(727)	$5	$1,488	$(280)	$486
Cash flows from investing activities:
Revenue earning vehicles expenditures	(89)	(1)	(2,747)	—	(2,837)
Proceeds from disposal of revenue earning vehicles	49	—	1,886	—	1,935
Capital asset expenditures, non-vehicle	(29)	(3)	(9)	—	(41)
Proceeds from disposal of property and other equipment	5	—	2	—	7
Other	—	—	9	—	9
Capital contributions to subsidiaries	(528)	—	—	528	—
Return of capital from subsidiaries	1,016	—	—	(1,016)	—
Loan to Parent/Guarantor from Non-Guarantor	—	—	(316)	316	—
Net cash provided by (used in) investing activities	424	(4)	(1,175)	(172)	(927)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	276	—	1,822	—	2,098
Repayments of vehicle debt	(276)	—	(1,416)	—	(1,692)
Proceeds from issuance of non-vehicle debt	100	—	—	—	100
Repayments of non-vehicle debt	(102)	—	—	—	(102)
Payment of financing costs	(5)	—	(7)	—	(12)
Advances to Hertz Holdings	(2)	—	—	—	(2)
Capital contributions received from parent	—	—	528	(528)	—
Payment of dividends and return of capital	—	—	(1,296)	1,296	—
Loan to Parent/Guarantor from Non-Guarantor	316	—	—	(316)	—
Net cash provided by (used in) financing activities	307	—	(369)	452	390
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(1)	—	9	—	8
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	3	1	(47)	—	(43)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	511	17	566	—	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$514	$18	$519	$—	$1,051

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hertz Global Holdings, Inc. (together with its consolidated subsidiaries and variable interest entities, "Hertz Global") is a holding company and its principal, wholly-owned subsidiary is The Hertz Corporation (together with its consolidated subsidiaries and variable interest entities, "Hertz"). As Hertz Global consolidates Hertz for financial statement purposes, disclosures that relate to activities of Hertz also apply to Hertz Global, unless otherwise noted. Hertz comprises approximately the entire balance of Hertz Global's assets, liabilities and operating cash flows. In addition, Hertz's operating revenues and operating expenses comprise nearly 100% of Hertz Global's revenues and operating expenses. As such, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") that follows for Hertz also applies to Hertz Global in all material respects and differences between the operations and results of Hertz and Hertz Global are separately disclosed and explained. We sometimes use the words "we", "our," "us," and the "Company" in this MD&A for disclosures that relate to all of Hertz and Hertz Global.

Management’s discussion and analysis ("MD&A") should be read in conjunction with the MD&A presented in our 2017 Form 10‑K and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report on Form 10-Q for the quarterly period ended March 31, 2018 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

OUR COMPANY

Hertz Global was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns Hertz, Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918.

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

Our total revenues primarily are derived from rental and related charges and consist of:

•
Vehicle rental revenues - revenues from all company-operated vehicle rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and revenues associated with value-added services associated with vehicle rentals, including the sale of loss or collision damage waivers, liability insurance coverage, parking and other products and fees, value-added services associated with the retail vehicle sales channel and certain royalty fees from our franchisees (such fees are less than 2% of total revenues each period);

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

•	Depreciation expense and lease charges, net relating to revenue earning vehicles (including net gains or losses on the disposal of such vehicles);

•	Selling, general and administrative expense ("SG&A"), which include costs for information technology and finance transformation programs; and

•	Interest expense, net.

Our Business Segments

We have identified three reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:

•	U.S. Rental Car ("U.S. RAC") - Rental of vehicles, as well as sales of value-added services, in the U.S.;

•	International Rental Car ("International RAC") - Rental and leasing of vehicles, as well as sales of value-added services, internationally; and

•	All Other Operations - Comprised primarily of our Donlen business, which provides vehicle leasing and fleet management services, and other business activities.
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

Adoption of the new Revenue Standard

Effective January 1, 2018, we adopted the new revenue standard, Topic 606, which resulted in a net increase to beginning accumulated deficit in the amount of $189 million related to the cumulative effect of our loyalty program. The adoption of Topic 606 did not have a significant impact to our results of operations for the first quarter of 2018. See the Revenue from Contracts with Customers section in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" for further information.

2018 Operating Overview

The following provides an overview of our business and financial performance and key factors influencing our results:

•	Total revenues for U.S. RAC for the first quarter of 2018 increased $73 million, or 5%, compared to 2017 driven by a 6% increase in transaction days, partially offset by a 1% decrease in Total RPD;

•
DOE as a percentage of total revenues for U.S. RAC was 65% for the first quarter of 2018 compared to 64% for the first quarter of 2017, an increase of 140 bps, and SG&A as a percentage of total revenues for U.S. RAC was 7% for the first quarter of 2018 and 2017, a decrease of 10 bps;

•
Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC decreased 13% to $434 million from $499 million for the first quarter of 2018 versus 2017. Net depreciation per unit per month in U.S. RAC decreased 13% to $302 from $348 for the first quarter of 2018 versus 2017;

•
Total revenues for International RAC increased $57 million, or 14%, for the first quarter of 2018 versus 2017. Excluding the impact of foreign currency exchange rates, total revenues for International RAC increased $12 million, or 3% for the first quarter 2018 versus 2017, driven by a 5% increase in Total RPD, partially offset by a 2% decrease in transaction days;

•
DOE as a percentage of total revenues for International RAC was 64% for the first quarter of 2018 compared to 65% for the first quarter of 2017, a decrease of 90 bps, and SG&A as a percentage of total revenues for International RAC was 13% for the first quarter of 2018 and 2017, an increase of 10 bps;

•
Depreciation of revenue earning vehicles and lease charges, net for International RAC increased 20% to $102 million from $85 million for the first quarter of 2018 versus 2017 and excluding the $11 million impact of foreign currency exchange rates, increased $6 million or 6%. Net depreciation per unit per month for International RAC increased 9% to $222 from $204 for the first quarter of 2018 versus 2017;

•
Recorded $23 million in expenses during the first quarter of 2018 associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company's systems and processes, compared to $19 million during the first quarter of 2017.

For more information on the above, see the discussion of our results on a consolidated basis and by segment that follows herein.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2018	2017
Total revenues	$2,063	$1,916	8%
Direct vehicle and operating expenses	1,236	1,132	9
Depreciation of revenue earning vehicles and lease charges, net	661	701	(6)
Selling, general and administrative expenses	234	220	6
Interest expense, net:
Vehicle	94	71	32
Non-vehicle	71	58	22
Interest expense, net	165	129	28
Other (income) expense, net	(3)	27	NM
Income (loss) before income taxes	(230)	(293)	(22)
Income tax (provision) benefit	29	71	(59)
Net income (loss)	$(201)	$(222)	(9)
Adjusted pre-tax income (loss)(a)	$(174)	$(212)	(18)
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Total revenues increased $147 million, or 8%, due primarily to an increase of $73 million, $57 million and $17 million in our U.S. RAC segment, International RAC segment, and All Other Operations segment, respectively. U.S. RAC revenues increased due to 6% higher volume, comprised of a 14% increase for our off airport business and a 1% increase for our airport business, partially offset by a 1% decrease in Total RPD due primarily to a change in mix between our airport and off airport business. Excluding a $45 million impact of foreign currency exchange rates, International RAC revenues increased $12 million, or 3%, driven by a 5% increase in Total RPD, partially offset by a 2% decrease in transaction days. Total revenues in our All Other Operations segment increased $17 million primarily due to an increase in Donlen's leasing volume.

DOE increased $104 million year over year primarily due to increases of $66 million and $33 million in our U.S. RAC segment and International RAC segment, respectively. The increase in our U.S. RAC segment is due to an increase of $28 million in personnel related expenses, a $21 million increase in vehicle related expenses and a $15 million increase in other DOE. Excluding the $31 million impact of foreign currency exchange rates, DOE for International RAC was flat.

Depreciation of revenue earning vehicles and lease charges, net decreased $40 million, or 6%, primarily due to a $65 million decrease in our U.S. RAC segment resulting from decreases in losses on disposal of revenue earning vehicles and per vehicle depreciation rates in the first quarter of 2018 compared to 2017. The decrease was partially offset by a $17 million increase in our International RAC segment. Excluding the $11 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net for our International RAC segment increased $6 million resulting from higher per vehicle depreciation rates, partially offset by a decrease in average vehicles.

SG&A increased $14 million, or 6%, in the first quarter of 2018 compared to 2017, due to an increase of $29 million in advertising, incentive compensation, information technology and finance transformation program costs and other expenses, partially offset by an $15 million decrease in net restructuring related and litigation expenses. The above changes are primarily related to our International and U.S. RAC operations. Excluding the $7 million impact of foreign currency exchange rates, SG&A for International RAC was flat.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle interest expense, net increased $23 million, or 32%, in the first quarter of 2018 compared to 2017 primarily due to higher market interest rates, higher margins on bank funded facilities, and higher rates associated with increasing the mix of medium term funding.

Non-vehicle interest expense, net increased $13 million, or 22%, in the first quarter of 2018 compared to 2017, primarily due to higher outstanding non-vehicle debt balances along with increased interest rates associated with the Senior Second Priority Secured Notes which were issued in the second quarter of 2017.

We had other income of $3 million for the first quarter of 2018 compared to other expense of $27 million in the first quarter of 2017, which was primarily comprised of a $30 million impairment of an equity method investment.

The effective tax rate in the first quarter of 2018 was 13% compared to 24% in the first quarter of 2017. Hertz recorded a tax benefit of $29 million in the first quarter of 2018 compared to $71 million in the first quarter of 2017. The lower effective income tax rate and related tax benefit were primarily due to the reduced corporate tax rate as a result of the TCJA, and the composition of earnings by jurisdictions.

Adjusted pre-tax loss was $174 million in the first quarter of 2018 compared to $212 million in the first quarter of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had $1 million of interest expense, net for the first quarter of 2018 and 2017 that was incremental to the amounts shown for Hertz. This amount represents interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations but this amount is eliminated in consolidation for purposes of Hertz Global.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2018	2017
Total revenues	$1,426	$1,353	5%
Direct vehicle and operating expenses	$927	$861	8
Depreciation of revenue earning vehicles and lease charges, net	$434	$499	(13)
Income (loss) before income taxes	$(68)	$(132)	(48)
Adjusted pre-tax income (loss)(a)	$(48)	$(116)	(59)
Transaction days (in thousands)(b)	34,203	32,312	6
Average vehicles(c)	478,600	478,000	—
Vehicle utilization(c)	79%	75%	430	bps
Total RPD (in whole dollars)(d)	$40.93	$41.19	(1)
Total RPU per month (in whole dollars)(e)	$975	$928	5
Net depreciation per unit per month (in whole dollars)(f)	$302	$348	(13)
Percentage of program vehicles at period end	9%	8%	150	bps
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Total U.S. RAC revenues were $1.4 billion in the first quarter of 2018, an increase of $73 million, or 5%, from the first quarter of 2017. Transaction days increased 6% driven by a 14% increase in our off airport business and a 1% increase in our airport business. Off airport volume increased due to growth in our TNC and insurance replacement rentals. Total RPD decreased 1% due primarily to a change in mix between our airport and off airport business. Off airport revenues comprised 31% of total revenues for the segment in the first quarter of 2018 as compared to 28% in the first quarter of 2017.

DOE for U.S. RAC increased $66 million, or 8%, primarily due to the following:

•	Vehicle related expenses increased $21 million compared to the first quarter of 2017, primarily due to:

◦	Increased maintenance expense of $12 million driven primarily by the preparation and maintenance of TNC vehicles and an increase in the number of pre-owned vehicles included in our fleet.

◦	Increased transportation expense of $7 million driven by increased usage and higher rates from third-party transportation providers.

•
Personnel related expenses increased $28 million compared to the first quarter of 2017, primarily due to an increase in the number of field personnel as part of our ongoing initiative to increase customer satisfaction and the implementation of additional employee incentive programs.

•
Other DOE increased $15 million compared to the first quarter of 2017, primarily due to $5 million of increased commissions driven by increased rates and volume growth with our on-line travel partners and a $10 million increase in facilities and other DOE expenses.

DOE as a percentage of total revenues for U.S. RAC was 65% for the first quarter of 2018 compared to 64% for the first quarter of 2017, an increase of 140 bps, and SG&A as a percentage of total revenues for U.S. RAC was 7% for the first quarter of 2018 and 2017, a decrease of 10 bps.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Depreciation rates being used to compute the provision for depreciation of revenue earning vehicles are adjusted on certain vehicles in our vehicle rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold based on the expected hold period for the vehicles. The change in estimate, based on the review completed for U.S. RAC during the first quarter of 2018, resulted in additional depreciation expense of $9 million. The first quarter of 2018 rate change reflects declining residual values on large sport utility vehicles. The change in estimate, based on the review completed for U.S. RAC during the first quarter of 2017, resulted in additional depreciation expense of $26 million primarily as the result of declining residual values in the industry and shortened hold periods on certain non-program vehicles as we rebalanced the fleet.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC decreased by $65 million, or 13%, in the first quarter of 2018 compared to 2017. The decrease year over year is primarily the result of a $39 million decrease in losses on disposal of revenue earning vehicles, excluding costs associated with vehicle sales operations, and decreased per vehicle depreciation rates. Net depreciation per unit per month decreased to $302 in the first quarter of 2018 compared to $348 in the first quarter of 2017.

Loss before income taxes for U.S. RAC was $68 million in the first quarter of 2018 compared to $132 million in the first quarter of 2017. The $64 million year over year variance is primarily due to the impact of increased revenues and decreased depreciation expense on our revenue earning vehicles, partially offset by an increase in DOE as discussed above.

Adjusted pre-tax loss for U.S. RAC was $48 million in the first quarter of 2018 compared to $116 million in the first quarter of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

International Rental Car

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2018	2017
Total revenues	$468	$411	14%
Direct vehicle and operating expenses	$300	$267	12
Depreciation of revenue earning vehicles and lease charges, net	$102	$85	20
Income (loss) before income taxes	$(12)	$(5)	140
Adjusted pre-tax income (loss)(a)	$(6)	$(4)	50
Transaction days (in thousands)(b)	9,974	10,184	(2)
Average vehicles(c)	148,700	150,400	(1)
Vehicle utilization(c)	75%	75%	(70)	bps
Total RPD (in whole dollars)(d)	$45.72	$43.40	5
Total RPU per month (in whole dollars)(e)	$1,022	$980	4
Net depreciation per unit per month (in whole dollars)(f)	$222	$204	9
Percentage of program vehicles at period end	41%	33%	860	bps
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Total revenues for International RAC increased $57 million, or 14%, in the first quarter of 2018 compared to 2017. Excluding a $45 million impact of foreign currency exchange rates, revenues increased $12 million, or 3%, driven by an increase in pricing, partially offset by lower volume. Total RPD for International RAC increased 5% due to improved pricing in our leisure markets and the sale of our lower RPD operations in Brazil in the third quarter of 2017. Transaction

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

days decreased 2% mostly due to the sale of our Brazil operations. Excluding the impact of the sale of our Brazil operations, Total RPD and transactions days increased 2% and 4%, respectively.

DOE for International RAC increased $33 million in the first quarter of 2018 compared to 2017. Excluding a $31 million impact of foreign currency exchange rates, DOE was flat as compared to the prior year primarily due to an increase of $4 million in maintenance and damage charges, offset by a $4 million decrease in PLPD expense due to increased charges in the first quarter of 2017 resulting from adverse case development and decreased charges in the first quarter of 2018.

DOE as a percentage of total revenues for International RAC was 64% for the first quarter of 2018 compared to 65% for the first quarter of 2017, a decrease of 90 bps, and SG&A as a percentage of total revenues for International RAC was 13% for the first quarter of 2018 and 2017, an increase of 10 bps.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $17 million, or 20%, in the first quarter of 2018 compared to 2017. Excluding the $11 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net increased $6 million or 6% primarily due to higher per vehicle depreciation rates, which was driven by declining residual values on diesel vehicles in Europe and the divestiture of our Brazil operations, partially offset by improvements in fleet procurement and rotation. The above was partially offset by a 1% decrease in average vehicles in the first quarter of 2018 compared to 2017. Net depreciation per unit per month for International RAC increased 9% to $222 from $204 for the first quarter of 2018 versus 2017.

Loss before income taxes for International RAC was $12 million in the first quarter of 2018 compared to $5 million in the first quarter of 2017. The increased loss year over year is primarily due to increased DOE and depreciation expense on our revenue earning vehicles as discussed above. Additionally, there was an increase of $8 million in SG&A primarily due to a $7 million impact of foreign currency exchange rates. The above increases in expense were partially offset by an increase in revenues.

Adjusted pre-tax loss for International RAC was $6 million in the first quarter of 2018 compared to $4 million in the first quarter of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

All Other Operations

The All Other Operations segment is primarily comprised of our Donlen business, as such, our discussion is limited to Donlen.

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2018	2017
Total revenues	$169	$152	11%
Direct vehicle and operating expenses	$9	$5	80
Depreciation of revenue earning vehicles and lease charges, net	$125	$117	7
Income (loss) before income taxes	$19	$18	6
Adjusted pre-tax income (loss)(a)	$22	$21	5
Average vehicles - Donlen	191,600	207,500	(8)
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Donlen units under lease increased 3% in the first quarter of 2018 versus 2017. Growth in units under lease, as well as a richer mix of vehicles, resulted in increased revenues and depreciation expense. Increases in DOE were due to charges related to new leases entered into during the period. The decrease in overall average vehicles is due to a reduction in non-lease units in our maintenance management programs which drive a lower revenue per unit when compared to lease units under these programs.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)
Adjusted pre-tax income (loss) is calculated as income (loss) before income taxes plus non-cash acquisition accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and premiums, goodwill, intangible and tangible asset impairments and write downs, information technology and finance transformation costs and certain other miscellaneous or non-recurring items. Adjusted pre-tax income (loss) is important because it allows management to assess operational performance of our business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. When evaluating our operating performance, investors should not consider adjusted pre-tax income (loss) in isolation of, or as a substitute for, measures of our financial performance, such as net income (loss) or income (loss) before income taxes. The contribution of our reportable segments to adjusted pre-tax income (loss) and reconciliation to the most comparable consolidated GAAP measure are presented below:

Hertz

	Three Months Ended March 31,
(In millions)	2018	2017
Adjusted pre-tax income (loss):
U.S. Rental Car	$(48)	$(116)
International Rental Car	(6)	(4)
All Other Operations	22	21
Total reportable segments	(32)	(99)
Corporate(1)	(142)	(113)
Adjusted pre-tax income (loss)	(174)	(212)
Adjustments:
Acquisition accounting(2)	(15)	(16)
Debt-related charges(3)	(16)	(10)
Restructuring and restructuring related charges(4)	(4)	(8)
Impairment charges and asset write-downs(5)	—	(30)
Information technology and finance transformation costs(6)	(23)	(19)
Other(7)	2	2
Income (loss) before income taxes	$(230)	$(293)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz Global

	Three Months Ended March 31,
(In millions)	2018	2017
Adjusted pre-tax income (loss):
U.S. Rental Car	$(48)	$(116)
International Rental Car	(6)	(4)
All Other Operations	22	21
Total reportable segments	(32)	(99)
Corporate(1)	(143)	(114)
Adjusted pre-tax income (loss)	(175)	(213)
Adjustments:
Acquisition accounting(2)	(15)	(16)
Debt-related charges(3)	(16)	(10)
Restructuring and restructuring related charges(4)	(4)	(8)
Impairment charges and asset write-downs(5)	—	(30)
Information technology and finance transformation costs(6)	(23)	(19)
Other(7)	2	2
Income (loss) before income taxes	$(231)	$(294)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and equipment relating to acquisition accounting.

(3)	Primarily represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

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

(5)	In 2017, represents an impairment of $30 million related to an equity method investment.

(6)	Represents costs associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize our systems and processes.

(7)	Represents miscellaneous or non-recurring items.

(b)
Transaction days represent the total number of 24-hour periods, with any partial period counted as one transaction day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one transaction day in a 24-hour period.

(c)
Average vehicles are determined using a simple average of the number of vehicles at the beginning and end of a given period. Among other things, average vehicles is used to calculate our vehicle utilization which represents the portion of our vehicles that are being utilized to generate revenue. Vehicle utilization is calculated by dividing total transaction days by available car days. The calculation of vehicle utilization is shown in the table below.

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
	2018	2017	2018	2017
Transaction days (in thousands)	34,203	32,312	9,974	10,184
Average vehicles	478,600	478,000	148,700	150,400
Number of days in period	90	90	90	90
Available car days (in thousands)	43,074	43,020	13,383	13,536
Vehicle utilization	79%	75%	75%	75%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(d)
Total RPD is calculated as total revenue less ancillary retail vehicle sales revenue, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates ("total rental revenue"), divided by the total number of transaction days. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. The calculation of total RPD is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2018	2017	2018	2017
Revenues	$1,426	$1,353	$468	$411
Ancillary retail vehicle sales revenue	(26)	(22)	—	—
Foreign currency adjustment(1)	—	—	(12)	31
Total rental revenue	$1,400	$1,331	$456	$442
Transaction days (in thousands)	34,203	32,312	9,974	10,184
Total RPD (in whole dollars)	$40.93	$41.19	$45.72	$43.40
(1) Based on December 31, 2017 foreign currency exchange rates for the periods presented.

(e)
Total RPU is calculated as total rental revenue divided by the average vehicles in each period and then divided by the number of months in the period reported. The calculation of total RPU is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2018	2017	2018	2017
Total rental revenue	$1,400	$1,331	$456	$442
Average vehicles	478,600	478,000	148,700	150,400
Total revenue per unit (in whole dollars)	$2,925	$2,785	$3,067	$2,939
Number of months in period	3	3	3	3
Total RPU per month (in whole dollars)	$975	$928	$1,022	$980

(f)
Net depreciation per unit per month represents the amount of average depreciation expense and lease charges, net per vehicle per month and is calculated as depreciation of revenue earning vehicles and lease charges, net, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates, divided by the average vehicles in each period and then dividing by the number of months in the period reported. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. The calculation of net depreciation per unit per month is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2018	2017	2018	2017
Depreciation of revenue earning vehicles and lease charges, net	$434	$499	$102	$85
Foreign currency adjustment(1)	—	—	(3)	7
Adjusted depreciation of revenue earning vehicles and lease charges, net	$434	$499	$99	$92
Average vehicles	478,600	478,000	148,700	150,400
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by average vehicles (in whole dollars)	$907	$1,044	$666	$612
Number of months in period	3	3	3	3
Net depreciation per unit per month (in whole dollars)	$302	$348	$222	$204
(1) Based on December 31, 2017 foreign currency exchange rates for the periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

As of March 31, 2018, we had $1.0 billion of cash and cash equivalents and $894 million of restricted cash. Of these amounts, $312 million of cash and cash equivalents and $576 million of restricted cash was held by our subsidiaries outside of the U.S. If not in the form of loan repayments, repatriation of some of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund operating requirements for the next twelve months.

Cash Flows - Hertz

As of March 31, 2018, Hertz had cash, cash equivalents and restricted cash of $1.9 billion as compared to $1.5 billion as of December 31, 2017. The following table summarizes the net change in cash, cash equivalents and restricted cash for the periods shown:

	Three Months Ended March 31,
(In millions)	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$402	$486	$(84)
Investing activities	(1,850)	(927)	(923)
Financing activities	1,876	390	1,486
Effect of exchange rate changes	8	8	—
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$436	$(43)	$479

During the first quarter of 2018, there was a $77 million increase in cash outflows from working capital accounts period over period and a reduction of cash inflows of $7 million from net income excluding non-cash items. The change from working capital accounts was due primarily to a $165 million decrease in cash due in part to an increase in customer receivables related to increased revenue year over year and an increase in value-added tax receivables in our International RAC segment. The above was partially offset by a $88 million increase in cash due in part to an increase in accrued interest, prepaid rentals and insurance payables.

Our primary investing activities relate to the acquisition and disposals of revenue earning vehicles. There was a $923 million increase in the use of cash for investing activities year over year primarily due to a $728 million increase in cash outflows for the purchase of revenue earning vehicles in U.S. RAC due to a higher volume of vehicles acquired earlier in 2018 versus 2017 and a decrease in proceeds from the sale of revenue earnings vehicles of $153 million due to fewer vehicle dispositions year over year.

There were net cash inflows of $1.9 billion for financing activities for the first quarter of 2018 compared to $390 million for the first quarter of 2017, primarily due to the issuance of $1.0 billion HVF II Series 2018-1 Notes to third parties and €500 million HHN BV 5.50% Senior Notes due March 2023.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz Global

As of March 31, 2018, Hertz Global had cash, cash equivalents and restricted cash of $1.9 billion as compared to $1.5 billion as of December 31, 2017. The following table summarizes the net change in cash, cash equivalents and restricted cash for the periods shown:

	Three Months Ended March 31,
(In millions)	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$401	$485	$(84)
Investing activities	(1,850)	(927)	(923)
Financing activities	1,877	391	1,486
Effect of exchange rate changes	8	8	—
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$436	$(43)	$479

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global and cash outflows by Hertz Global for the purchase of treasury shares. There were no purchases of treasury shares by Hertz Global during the first quarter of 2018 or 2017.

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

We are highly leveraged, and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations, capital expenditures and acquisitions. Our practice is to maintain sufficient total liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse effect on our operations resulting from adverse financial market conditions.

Refer to Part I, Item 1, Note 5, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of March 31, 2018. Cash paid for interest during the three months ended March 31, 2018 was $82 million for interest on vehicle debt and $28 million for interest on non-vehicle debt.

Details of our corporate liquidity were as follows:

(In millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$1,046	$1,072
Availability under the Senior RCF	519	552
Corporate liquidity	$1,565	$1,624

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Approximately $2.0 billion of vehicle debt and $23 million of non-vehicle debt will mature during the twelve months following the issuance of this Report (the "next twelve months") and we will need to refinance a portion of the debt. We have reviewed the maturing debt obligations and determined that it is probable that we will be able, and has the intent, to repay or refinance these facilities at such times as we deem appropriate prior to their maturities. We believe that cash generated from operations, cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us, will be adequate to permit us to meet our debt maturities over the next twelve months.

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

Certain of our other debt instruments and credit facilities (including the Senior Facilities and the Letter of Credit Facility) contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, share repurchases or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures, or engage in certain transactions with certain affiliates.

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

As of March 31, 2018, Hertz was in compliance with the Covenant Leverage Ratio with a ratio of 1.76 to 1.00, as calculated in accordance with the Senior Credit Agreement. Consolidated EBITDA, as defined in the Senior Credit Agreement, is a component of the calculation of the Covenant Leverage Ratio and is a non-GAAP financial measure that is not a measure of operating results, but instead is a measure used to determine compliance with the Covenant Leverage Ratio under the Senior Credit Agreement. Consolidated EBITDA is generally defined in the Senior Credit Agreement as consolidated net income plus the sum of income taxes, non-vehicle interest expense, non-vehicle depreciation and amortization expense, and non-cash charges or losses, as further adjusted for certain other items permitted in calculating covenant compliance under the Senior RCF and the Letter of Credit Facility, including add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves.

Based on available liquidity from our expected operating results, the Senior RCF and other financing arrangements, Hertz expects to continue to be in compliance with the Covenant Leverage Ratio for at least the next twelve months.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Expenditures

Revenue Earning Vehicles Expenditures

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2018
First Quarter	$(3,565)	$1,782	$(1,783)
2017
First Quarter	$(2,837)	$1,935	$(902)

The table below sets forth net capital expenditures for revenue earning vehicles by segment for the periods shown:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2018	2017	$ Change	% Change
U.S. Rental Car	$(1,790)	$(806)	$(984)	122%
International Rental Car	149	7	142	NM
All Other Operations	(142)	(103)	(39)	38
Total	$(1,783)	$(902)	$(881)	98
NM - Not meaningful

Capital Assets, Non-Vehicle

The table below sets forth our capital asset expenditures, non-vehicle, and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Capital Assets, Non-Vehicle
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2018
First Quarter	$(44)	$4	$(40)
2017
First Quarter	$(41)	$7	$(34)

The table below sets forth capital asset expenditures, non-vehicle, net of disposal proceeds, by segment for the periods shown:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2018	2017	$ Change	% Change
U.S. Rental Car	$(24)	$(25)	$1	(4)%
International Rental Car	(4)	(4)	—	—
All Other Operations	(1)	(2)	1	(50)
Corporate	(11)	(3)	(8)	267
Total	$(40)	$(34)	$(6)	18

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS

As of March 31, 2018, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2017 Form 10‑K. Changes to our aggregate indebtedness, including related interest and terms for new issuances, are described in Part I, Item 1, Note 5, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

There have been no significant changes to our indemnification obligations as compared to those disclosed in Note 16, "Contingencies and Off-Balance Sheet Commitments" of the Notes to our consolidated financial statements included in our 2017 Form 10‑K under the caption Item 8, "Financial Statements and Supplementary Data."

We regularly evaluate the probability of having to incur costs associated with indemnification obligations and will accrue for expected losses when they are probable and estimable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," to the Notes to our unaudited condensed consolidated financial statements included in this Report ("Note 2").

As disclosed in Note 2, we adopted Topic 606 in accordance with the effective date on January 1, 2018. The Revenue from Contracts with Customers section of Note 2 includes disclosures regarding our method of adoption and the impact on our financial position, results of operations and cash flows. See Note 6, "Revenue," for information regarding our accounting policies for revenue recognition, including the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, as well as other required disclosures under Topic 606.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Report on Form 10-Q and in reports we subsequently file with the United States Securities and Exchange Commission ("SEC") on Forms 10‑K and 10‑Q and file or furnish on Form 8‑K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on Forms 10‑K, 10‑Q and 8‑K.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in our 2017 Form 10-K and the following, which were derived in part from the risks set forth in "Item 1A—Risk Factors" of our 2017 Form 10-K:

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

There have been no material changes to the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included in our 2017 Form 10‑K.

ITEM 4.   CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2017 Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended March 31, 2018. To remediate our existing material weaknesses, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

HERTZ

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2017 Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES (CONTINUED)

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended March 31, 2018. To remediate our existing material weaknesses, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Part I, Item 1, Note 10, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

ITEM 1A.   RISK FACTORS

There are no material amendments or additions to the information reported under Part I, Item 1A “Risk Factors” contained in our 2017 Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)	Exhibits:
The attached list of exhibits in the "Exhibit Index" immediately following the signature page to this Report on is filed as part of this Form 10-Q and is incorporated herein by reference in response to this item.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2018	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ THOMAS C. KENNEDY
Thomas C. Kennedy Senior Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description
4.11.12	Hertz Holdings Hertz
Revised Schedules II, IV and V to the Fourth Amended and Restated Series 2013-A Supplement, dated as of November 2, 2017, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.*

4.11.13	Hertz Holdings Hertz
Revised Schedules II, IV and V to the Fourth Amended and Restated Series 2013-B Supplement, dated as of November 2, 2017, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group II Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group II Supplement, dated as of June 17, 2015, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, as amended by Amendment No. 1 thereto, dated as of December 3, 2015, to the Amended and Restated Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.*

10.34	Hertz	Separation Agreement, dated as of October 31, 2017, by and among Alexandria Marren, Hertz Global Holdings, Inc. and The Hertz Corporation*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	Hertz Holdings Hertz	XBRL Instance Document*
101.SCH	Hertz Holdings Hertz	XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________________________________________________________________________

*Furnished herewith

Note: Certain instruments with respect to various additional obligations, which could be considered as long-term debt, have not been filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

exceed 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.