Form 10-Q
period 2018-06-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2018-08-06
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Hertz Global Holdings, Inc.    Yes ☒ No ☐
The Hertz Corporation    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

Indicate the number of shares outstanding as of the latest practicable date.

	Class	Shares Outstanding at	July 30, 2018
Hertz Global Holdings, Inc.	Common Stock, par value $0.01 per share	84,179,208
The Hertz Corporation	Common Stock, par value $0.01 per share	100 (100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$685	$1,072
Restricted cash and cash equivalents:
Vehicle	209	386
Non-vehicle	27	46
Total restricted cash and cash equivalents	236	432
Total cash, cash equivalents, restricted cash and restricted cash equivalents	921	1,504
Receivables:
Vehicle	354	531
Non-vehicle, net of allowance of $29 and $33, respectively	1,072	834
Total receivables, net	1,426	1,365
Prepaid expenses and other assets	922	687
Revenue earning vehicles:
Vehicles	17,706	14,574
Less accumulated depreciation	(3,289)	(3,238)
Total revenue earning vehicles, net	14,417	11,336
Property and equipment:
Land, buildings and leasehold improvements	1,204	1,233
Service equipment and other	790	763
Less accumulated depreciation	(1,192)	(1,156)
Total property and equipment, net	802	840
Other intangible assets, net	3,200	3,242
Goodwill	1,083	1,084
Total assets(a)	$22,771	$20,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$697	$294
Non-vehicle	794	652
Total accounts payable	1,491	946
Accrued liabilities	1,158	920
Accrued taxes, net	162	160
Debt:
Vehicle	12,933	10,431
Non-vehicle	4,431	4,434
Total debt	17,364	14,865
Public liability and property damage	421	427
Deferred income taxes, net	1,106	1,220
Total liabilities(a)	21,702	18,538
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 86 and 86 shares issued and 84 and 84 shares outstanding	1	1
Additional paid-in capital	2,253	2,243
Accumulated deficit	(960)	(506)
Accumulated other comprehensive income (loss)	(135)	(118)
Treasury Stock, at cost, 2 shares and 2 shares	(100)	(100)
Total stockholders' equity attributable to Hertz Global	1,059	1,520
Non-controlling interest	10	—
Total stockholders' equity	1,069	1,520
Total liabilities and stockholders' equity	$22,771	$20,058

(a)
Hertz Global Holdings, Inc.'s consolidated total assets as of June 30, 2018 and December 31, 2017 include total assets of variable interest entities (“VIEs”) of $706 million and $524 million, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of June 30, 2018 and December 31, 2017 include total liabilities of VIEs of $696 million and $524 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Special Purpose Entities" in Note 6, "Debt," and "Other Relationships" in Note 12, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Worldwide vehicle rental	$2,217	$2,062	$4,111	$3,827
All other operations	172	162	341	313
Total revenues	2,389	2,224	4,452	4,140
Expenses:
Direct vehicle and operating	1,349	1,255	2,585	2,387
Depreciation of revenue earning vehicles and lease charges, net	687	743	1,348	1,444
Selling, general and administrative	265	223	498	442
Interest expense, net:
Vehicle	127	82	221	153
Non-vehicle	73	76	146	136
Total interest expense, net	200	158	367	289
Intangible asset impairments	—	86	—	86
Other (income) expense, net	(26)	4	(29)	31
Total expenses	2,475	2,469	4,769	4,679
Income (loss) before income taxes	(86)	(245)	(317)	(539)
Income tax (provision) benefit	23	87	52	158
Net income (loss)	$(63)	$(158)	$(265)	$(381)
Weighted average shares outstanding:
Basic	84	83	83	83
Diluted	84	83	83	83
Earnings (loss) per share - basic and diluted:
Basic earnings (loss) per share	$(0.75)	$(1.90)	$(3.19)	$(4.59)
Diluted earnings (loss) per share	$(0.75)	$(1.90)	$(3.19)	$(4.59)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(63)	$(158)	$(265)	$(381)
Other comprehensive income (loss):
Foreign currency translation adjustments	(19)	(4)	(19)	12
Reclassification of realized gain on securities to other (income) expense	—	—	—	(3)
Net gain (loss) on defined benefit pension plans	5	(3)	2	(4)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	—	1	—	2
Total other comprehensive income (loss) before income taxes	(14)	(6)	(17)	7
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	—	—	—	—
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	—	(1)	—	(1)
Total other comprehensive income (loss)	(14)	(7)	(17)	6
Total comprehensive income (loss)	$(77)	$(165)	$(282)	$(375)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(265)	$(381)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	1,306	1,410
Depreciation and amortization, non-vehicle	113	120
Amortization of deferred financing costs and debt discount (premium)	26	21
Loss on extinguishment of debt	22	8
Stock-based compensation charges	7	12
Provision for receivables allowance	19	17
Deferred income taxes, net	(74)	(175)
Impairment charges and asset write-downs	—	116
Gain on marketable securities	(17)	(3)
Other	3	7
Changes in assets and liabilities:
Non-vehicle receivables	(275)	(180)
Prepaid expenses and other assets	(84)	(71)
Non-vehicle accounts payable	154	115
Accrued liabilities	5	(53)
Accrued taxes, net	2	(1)
Public liability and property damage	—	1
Net cash provided by (used in) operating activities	942	963
Cash flows from investing activities:
Revenue earning vehicles expenditures	(7,610)	(6,709)
Proceeds from disposal of revenue earning vehicles	3,654	3,835
Capital asset expenditures, non-vehicle	(80)	(84)
Proceeds from disposal of property and other equipment	8	11
Purchases of marketable securities	(61)	—
Sales of marketable securities	36	9
Other	(2)	(2)
Net cash provided by (used in) investing activities	(4,055)	(2,940)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(In millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	9,414	5,028
Repayments of vehicle debt	(6,829)	(3,665)
Proceeds from issuance of non-vehicle debt	187	2,100
Repayments of non-vehicle debt	(194)	(354)
Payment of financing costs	(27)	(34)
Early redemption premium payment	(19)	(5)
Other	8	(1)
Net cash provided by (used in) financing activities	2,540	3,069
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(10)	17
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(583)	1,109
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,504	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$921	$2,203

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$175	$130
Non-vehicle	142	128
Income taxes, net of refunds	10	29
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities, net of incentives	$548	$546
Sales of revenue earning vehicles included in receivables	204	151
Purchases of non-vehicle capital assets included in accounts payable	42	41
Sales of non-vehicle capital assets included in receivables	4	5
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	16	13

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$685	$1,072
Restricted cash and cash equivalents:
Vehicle	209	386
Non-vehicle	27	46
Total restricted cash and cash equivalents	236	432
Total cash, cash equivalents, restricted cash and restricted cash equivalents	921	1,504
Receivables:
Vehicle	354	531
Non-vehicle, net of allowance of $29 and $33, respectively	1,072	834
Total receivables, net	1,426	1,365
Prepaid expenses and other assets	922	687
Revenue earning vehicles:
Vehicles	17,706	14,574
Less accumulated depreciation	(3,289)	(3,238)
Total revenue earning vehicles, net	14,417	11,336
Property and equipment:
Land, buildings and leasehold improvements	1,204	1,233
Service equipment and other	790	763
Less accumulated depreciation	(1,192)	(1,156)
Total property and equipment, net	802	840
Other intangible assets, net	3,200	3,242
Goodwill	1,083	1,084
Total assets(a)	$22,771	$20,058
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$697	$294
Non-vehicle	794	652
Total accounts payable	1,491	946
Accrued liabilities	1,158	920
Accrued taxes, net	162	160
Debt:
Vehicle	12,933	10,431
Non-vehicle	4,431	4,434
Total debt	17,364	14,865
Public liability and property damage	421	427
Deferred income taxes, net	1,107	1,220
Total liabilities(a)	21,703	18,538
Commitments and contingencies
Stockholder's equity:
Common Stock, $0.01 par value, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,179	3,166
Due from affiliate	(48)	(42)
Accumulated deficit	(1,938)	(1,486)
Accumulated other comprehensive income (loss)	(135)	(118)
Total stockholder's equity attributable to Hertz	1,058	1,520
Non-controlling interest	10	—
Total stockholder's equity	1,068	1,520
Total liabilities and stockholder's equity	$22,771	$20,058

(a)
The Hertz Corporation's consolidated total assets as of June 30, 2018 and December 31, 2017 include total assets of variable interest entities (“VIEs”) of $706 million and $524 million, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of June 30, 2018 and December 31, 2017 include total liabilities of VIEs of $696 million and $524 million, respectively, for which the creditors of the VIEs have no recourse to the Hertz Corporation. See "Special Purpose Entities" in Note 6, "Debt," and "Other Relationships" in Note 12, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Worldwide vehicle rental	$2,217	$2,062	$4,111	$3,827
All other operations	172	162	341	313
Total revenues	2,389	2,224	4,452	4,140
Expenses:
Direct vehicle and operating	1,349	1,255	2,585	2,387
Depreciation of revenue earning vehicles and lease charges, net	687	743	1,348	1,444
Selling, general and administrative	265	223	498	442
Interest expense, net:
Vehicle	127	82	221	153
Non-vehicle	71	75	143	134
Total interest expense, net	198	157	364	287
Intangible asset impairments	—	86	—	86
Other (income) expense, net	(26)	4	(29)	31
Total expenses	2,473	2,468	4,766	4,677
Income (loss) before income taxes	(84)	(244)	(314)	(537)
Income tax (provision) benefit	23	86	51	157
Net income (loss)	$(61)	$(158)	$(263)	$(380)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(61)	$(158)	$(263)	$(380)
Other comprehensive income (loss):
Foreign currency translation adjustments	(19)	(4)	(19)	12
Reclassification of realized gain on securities to other (income) expense	—	—	—	(3)
Net gain (loss) on defined benefit pension plans	5	(3)	2	(4)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	—	1	—	2
Total other comprehensive income (loss) before income taxes	(14)	(6)	(17)	7
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	—	—	—	—
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	—	(1)	—	(1)
Total other comprehensive income (loss)	(14)	(7)	(17)	6
Total comprehensive income (loss)	$(75)	$(165)	$(280)	$(374)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(263)	$(380)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	1,306	1,410
Depreciation and amortization, non-vehicle	113	120
Amortization of deferred financing costs and debt discount (premium)	26	21
Loss on extinguishment of debt	22	8
Stock-based compensation charges	7	12
Provision for receivables allowance	19	17
Deferred income taxes, net	(73)	(174)
Impairment charges and asset write-downs	—	116
Gain on marketable securities	(17)	(3)
Other	3	7
Changes in assets and liabilities:
Non-vehicle receivables	(275)	(180)
Prepaid expenses and other assets	(84)	(71)
Non-vehicle accounts payable	154	115
Accrued liabilities	5	(53)
Accrued taxes, net	2	(1)
Public liability and property damage	—	1
Net cash provided by (used in) operating activities	945	965
Cash flows from investing activities:
Revenue earning vehicles expenditures	(7,610)	(6,709)
Proceeds from disposal of revenue earning vehicles	3,654	3,835
Capital asset expenditures, non-vehicle	(80)	(84)
Proceeds from disposal of property and other equipment	8	11
Purchases of marketable securities	(61)	—
Sales of marketable securities	36	9
Other	(2)	(2)
Net cash provided by (used in) investing activities	(4,055)	(2,940)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	9,414	5,028
Repayments of vehicle debt	(6,829)	(3,665)
Proceeds from issuance of non-vehicle debt	187	2,100
Repayments of non-vehicle debt	(194)	(354)
Payment of financing costs	(27)	(34)
Early redemption premium payment	(19)	(5)
Advances to Hertz Holdings	(6)	(3)
Other	11	—
Net cash provided by (used in) financing activities	2,537	3,067
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(10)	17
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(583)	1,109
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,504	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$921	$2,203

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$175	$130
Non-vehicle	142	128
Income taxes, net of refunds	10	29
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities, net of incentives	$548	$546
Sales of revenue earning vehicles included in receivables	204	151
Purchases of non-vehicle capital assets included in accounts payable	42	41
Sales of non-vehicle capital assets included in receivables	4	5
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	16	13

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

The December 31, 2017 unaudited condensed consolidated balance sheet data is derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the Company's Form 10‑K for the year ended December 31, 2017 (the "2017 Form 10‑K"), as filed with the Securities and Exchange Commission ("SEC") on February 27, 2018. Certain prior period amounts have been reclassified to conform with current period presentation.

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

Out of Period Adjustments

The Company identified a misstatement in its 2016 financial statements, related to the income tax provision, that it corrected in the second quarter of 2017. The cumulative impact of the adjustment was an increase in net loss of approximately $10 million. There was no impact to loss before income taxes. The misstatement related to an error in the tax provision for U.S. income of a foreign equity investment transaction for fiscal year 2016. The Company considered

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

both quantitative and qualitative factors in assessing the materiality of the item and determined that the misstatement was not material to any prior period and not material to the three and six months ended June 30, 2017.

Correction of Errors

The Company identified classification errors within the operating and investing sections of its unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2017 that were previously disclosed in the Company's Form 10-Q for the quarterly period ended March 31, 2018. The error related to $19 million of intangible software assets for which no payment was made as of June 30, 2017.

The Company considered both quantitative and qualitative factors in assessing the materiality of the classification errors individually, and in the aggregate, and determined that the classification errors are not material and revised the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2017, accordingly. Correction of the error decreased cash provided by operating activities for changes in non-vehicle accounts payable by $19 million, decreased cash used in investing activities by $19 million, and decreased capital asset expenditures, non-vehicle by $19 million. Also, there was a $19 million increase in the non-cash supplemental disclosure for purchases of non-vehicle capital assets included in accounts payable. These revisions had no impact to cash flows from financing activities. Additionally, these revisions had no impact on the Company's unaudited condensed consolidated balance sheet as of December 31, 2017 or its unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2017.

Recently Issued Accounting Pronouncements

Adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance that replaced most existing revenue recognition guidance in U.S. GAAP. The FASB also issued several amendments and updates to the new revenue standard (collectively, “Topic 606”). Topic 606 applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The core principle of Topic 606 is that an entity should recognize revenue from customers for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services, as well as when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations. Topic 606 requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company adopted Topic 606 on the effective date, January 1, 2018, using a modified retrospective approach applied to all contracts. Prior periods have not been retrospectively adjusted.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 has been recorded as an adjustment to accumulated deficit, net of tax, as of the adoption date as follows:

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz Global

(In millions, except per share data)	As Reported	Effect of Adoption Increase (Decrease)	Balances Without Adoption
Unaudited Condensed Consolidated Balance Sheet as of June 30, 2018:
Accrued liabilities	$1,158	$239	$919
Deferred income taxes, net	1,106	(53)	1,159
Total liabilities	21,702	186	21,516
Accumulated deficit	(960)	(186)	(774)
Total stockholders' equity	1,069	(186)	1,255
Unaudited Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2018:
Worldwide vehicle rental revenues	$2,217	$(2)	$2,219
Selling, general and administrative expense	265	(1)	266
Income (loss) before income taxes	(86)	(1)	(85)
Income tax (provision) benefit	23	2	21
Net income (loss)	(63)	1	(64)
Basic earnings (loss) per share	(0.75)	0.01	(0.76)
Diluted earnings (loss) per share	(0.75)	0.01	(0.76)
Unaudited Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2018:
Worldwide vehicle rental revenues	$4,111	$1	$4,110
Selling, general and administrative expense	498	—	498
Income (loss) before income taxes	(317)	1	(318)
Income tax (provision) benefit	52	2	50
Net income (loss)	(265)	3	(268)
Basic earnings (loss) per share	(3.19)	0.04	(3.23)
Diluted earnings (loss) per share	(3.19)	0.04	(3.23)
Unaudited Condensed Consolidated Statement of Cash Flow for the Six Months Ended June 30, 2018:
Cash flows from operating activities:
Net income (loss)	$(265)	$3	$(268)
Deferred income taxes, net	(74)	(2)	(72)
Accrued liabilities	5	(1)	6

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz

(In millions, except per share data)	As Reported	Effect of Adoption Increase (Decrease)	Balances Without Adoption
Unaudited Condensed Consolidated Balance Sheet as of June 30, 2018:
Accrued liabilities	$1,158	$239	$919
Deferred income taxes, net	1,107	(53)	1,160
Total liabilities	21,703	186	21,517
Accumulated deficit	(1,938)	(186)	(1,752)
Total stockholders' equity	1,068	(186)	1,254
Unaudited Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2018:
Worldwide vehicle rental revenues	$2,217	$(2)	$2,219
Selling, general and administrative expense	265	(1)	266
Income (loss) before income taxes	(84)	(1)	(83)
Income tax (provision) benefit	23	2	21
Net income (loss)	(61)	1	(62)
Unaudited Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2018:
Worldwide vehicle rental revenues	$4,111	$1	$4,110
Selling, general and administrative expense	498	—	498
Income (loss) before income taxes	(314)	1	(315)
Income tax (provision) benefit	51	2	49
Net income (loss)	(263)	3	(266)
Unaudited Condensed Consolidated Statement of Cash Flow for the Six Months Ended June 30, 2018:
Cash flows from operating activities:
Net income (loss)	$(263)	$3	$(266)
Deferred income taxes, net	(73)	(2)	(71)
Accrued liabilities	5	(1)	6

See Note 7, "Revenue," for information regarding the Company’s accounting policies for revenue recognition, including the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, as well as other required disclosures under Topic 606.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Adoption of this guidance had no impact on the Company's financial position or results of operations. The impact to the unaudited condensed consolidated statement of cash flows of adopting this guidance is as follows:

Hertz Global

	Six Months Ended June 30, 2017
(In millions)	As Previously Reported	Adjustments	As Adjusted
Net change in restricted cash and cash equivalents, vehicle	$55	$(55)	$—
Net cash provided by (used in) investing activities(a)	(2,885)	(55)	(2,940)
Net change in restricted cash and cash equivalents, non-vehicle	(834)	834	—
Net cash provided by (used in) financing activities	2,235	834	3,069
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash	12	5	17
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	816	278	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	1,141	1,062	2,203

Hertz

	Six Months Ended June 30, 2017
(In millions)	As Previously Reported	Adjustments	As Adjusted
Net change in restricted cash and cash equivalents, vehicle	$55	$(55)	$—
Net cash provided by (used in) investing activities(a)	(2,885)	(55)	(2,940)
Net change in restricted cash and cash equivalents, non-vehicle	(834)	834	—
Net cash provided by (used in) financing activities	2,233	834	3,067
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash	12	5	17
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	816	278	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	1,141	1,062	2,203

(a)	Amount previously reported includes the $19 million revision to correct for an error as disclosed above in "Correction of Errors."

Not Yet Adopted

Leases

In February 2016, the FASB issued guidance that replaces the existing lease guidance in U.S. GAAP. The new guidance ("Topic 842") establishes a right-of-use (“ROU”) model that requires a lessee to record on the balance sheet a ROU asset and corresponding lease liability based on the present value of future lease payments for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Topic 842 also expands the requirements for lessees to record leases embedded in other arrangements. Additionally, enhanced quantitative and qualitative disclosures surrounding leases are required which provide financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. Topic 842 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods with early adoption permitted. The Company intends to adopt this guidance, in accordance with the effective date, on January 1, 2019. A modified retrospective transition approach is required for both lessees and lessors for existing leases at, or entered into after, the beginning of the earliest comparative period

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

presented in the financial statements. The Company intends to avail itself of the allowable practical expedients for existing or expired contracts of lessees and lessors wherein the Company would not be required to reassess whether such contracts contain leases, the lease classification or the initial direct costs. Additionally, with respect to its real estate leases, the Company intends to avail itself of the practical expedient for lessees which allows it to elect an accounting policy by class of underlying asset to combine lease and non-lease components. The Company does not intend to utilize the practical expedient which allows the use of hindsight by lessees and lessors in determining the lease term and in assessing impairment of its ROU assets. The Company is in the process of evaluating whether to avail itself of other allowable practicable expedients during transition.

In July 2018, the FASB issued guidance related to Topic 842 that provides an additional transition method that would allow the Company to only apply the new lease standard in the year of adoption. Additionally, the guidance provides a practical expedient for lessors that would allow the Company to elect as an accounting policy, by class of underlying asset, to combine non-lease components with the related lease components, if certain conditions are met. This could allow the Company to account for all revenue earned from the operations of rental vehicles and from other forms of rental related activities under the new lease guidance. The Company plans to adopt the new transition method which allows the application of the standard at the adoption date, January 1, 2019, and will recognize a cumulative-effect adjustment to the opening balances of retained earnings in the period of adoption. The Company is in the process of evaluating the new guidance related to the practical expedient.

Lessee

Adoption of Topic 842 will result in a material increase in the Company's lease-related assets and liabilities on its balance sheet, primarily for leases of rental locations and other assets. Additionally, adoption of this guidance will impact the statement of cash flows with respect to the presentation of the Company's operating activities, but is not expected to impact its presentation of investing or financing activities. Adoption of Topic 842 is not expected to have a material impact on the Company’s results of operations. The Company has reached conclusions on key accounting assessments related to its leases which includes an accounting policy election to not recognize ROU assets or lease liabilities for short-term leases (i.e. those with a term of 12 months or less). The Company is performing an analysis of its lease portfolio to ensure proper application of the new guidance including implementation of internal controls over financial reporting.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 3—Acquisitions and Divestitures

Divestitures

Equity Investment

The Company had an investment that was accounted for under the equity method. In March 2017, the Company determined it had an other than temporary loss in value of its investment and recorded an impairment charge of $30 million, which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2017. In September 2017, the investee was dissolved and the Company no longer has an ownership interest in the entity.

Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	June 30, 2018	December 31, 2017
Revenue earning vehicles	$17,256	$14,209
Less: Accumulated depreciation	(3,162)	(3,123)
	14,094	11,086
Revenue earning vehicles held for sale, net	323	250
Revenue earning vehicles, net	$14,417	$11,336

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Depreciation of revenue earning vehicles	$634	$660	$1,228	$1,265
(Gain) loss on disposal of revenue earning vehicles(a)	31	66	78	145
Rents paid for vehicles leased	22	17	42	34
Depreciation of revenue earning vehicles and lease charges, net	$687	$743	$1,348	$1,444

(a)    (Gain) loss on disposal of revenue earning vehicles by segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
U.S. Rental Car(i)	$34	$67	$79	$145
International Rental Car	(3)	(1)	(1)	—
Total	$31	$66	$78	$145

(i)
Includes costs associated with the Company's U.S. vehicle sales operations of $34 million for each of the three months ended June 30, 2018 and 2017 and $70 million and $63 million for the six months ended June 30, 2018 and 2017, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the vehicles. The impact of depreciation rate changes is as follows:

Increase (decrease)	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
U.S. Rental Car(a)	$3	$36	$12	$62
International Rental Car	1	1	3	1
Total	$4	$37	$15	$63

(a)
The depreciation rate changes in the U.S. Rental Car operations for the three and six months ended June 30, 2018 include a net increase in depreciation expense of $2 million based on the review completed during the second quarter of 2018. The depreciation rate changes in the U.S. Rental Car operations for the three and six months ended June 30, 2017 include a net increase in depreciation expense of $24 million based on the review completed during the second quarter of 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 5—Intangible Asset Impairment

As a result of declines in revenue and profitability of the Company and a decline in the share price of Hertz Global's common stock, the Company performed an impairment analysis of its indefinite-lived intangible assets as of June 30, 2017 using the relief from royalty method, a measurement using level 3 inputs under the GAAP fair value hierarchy. As a result of the analysis, the Company concluded that there was an impairment of the Dollar Thrifty tradename in its U.S. Rental Car segment and recorded a charge of $86 million. The impairment was largely due to a decrease in long-term revenue projections coupled with an increase in the weighted average cost of capital. The carrying value of the Dollar Thrifty tradename at June 30, 2017 was approximately $934 million, representing its estimated fair value.

Note 6—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions):

Facility	Weighted Average Interest Rate as of June 30, 2018	Fixed or Floating Interest Rate	Maturity	June 30, 2018	December 31, 2017
Non-Vehicle Debt
Senior Term Loan	4.85%	Floating	6/2023	$681	$688
Senior RCF	N/A	Floating	6/2021	—	—
Senior Notes(1)	6.13%	Fixed	10/2020-10/2024	2,500	2,500
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	1,250	1,250
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	1.91%	Fixed	Various	11	11
Unamortized Debt Issuance Costs and Net (Discount) Premium				(38)	(42)
Total Non-Vehicle Debt				4,431	4,434
Vehicle Debt
HVF U.S. Vehicle Medium Term Notes
HVF Series 2010-1	N/A	N/A	N/A	—	39
HVF Series 2013-1(2)	1.91%	Fixed	8/2018	208	625
				208	664
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	3.58%	Floating	3/2020	3,030	1,970
HVF II Series 2013-B(2)	3.52%	Floating	3/2020	28	123
				3,058	2,093

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted Average Interest Rate as of June 30, 2018	Fixed or Floating Interest Rate	Maturity	June 30, 2018	December 31, 2017
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-2(2)	2.45%	Fixed	9/2018	265	265
HVF II Series 2015-3(2)	3.10%	Fixed	9/2020	371	371
HVF II Series 2016-1(2)	2.89%	Fixed	3/2019	466	466
HVF II Series 2016-2(2)	3.41%	Fixed	3/2021	595	595
HVF II Series 2016-3(2)	2.72%	Fixed	7/2019	424	424
HVF II Series 2016-4(2)	3.09%	Fixed	7/2021	424	424
HVF II Series 2017-1(2)	3.38%	Fixed	10/2020	450	450
HVF II Series 2017-2(2)	3.57%	Fixed	10/2022	350	350
HVF II Series 2018-1(2)	3.41%	Fixed	2/2023	1,000	—
HVF II Series 2018-2(2)	3.80%	Fixed	6/2021	200	—
HVF II Series 2018-3(2)	4.15%	Fixed	7/2023	200	—
				5,525	4,125
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	2.56%	Floating	3/2020	66	380
				66	380
HFLF Medium Term Notes
HFLF Series 2015-1(4)	2.97%	Floating	7/2018-3/2019	85	145
HFLF Series 2016-1(4)	3.15%	Both	7/2018-1/2020	239	318
HFLF Series 2017-1(4)	2.61%	Both	7/2018-8/2020	480	500
HFLF Series 2018-1(4)	2.55%	Both	7/2019-6/2021	550	—
				1,354	963
Vehicle Debt - Other
U.S. Vehicle RCF	4.56%	Floating	6/2021	133	186
European Revolving Credit Facility	2.95%	Floating	3/2020	410	184
European Vehicle Notes(3)	5.07%	Fixed	10/2021-3/2023	838	773
European Securitization(2)	1.70%	Floating	10/2018-3/2020	490	367
Canadian Securitization(2)	3.13%	Floating	10/2018-3/2020	308	237
Australian Securitization(2)	3.51%	Floating	3/2020	132	155
New Zealand RCF	4.71%	Floating	3/2020	36	42
U.K. Financing Facility	2.86%	Floating	7/2018-4/2021	377	251
Other Vehicle Debt	3.98%	Floating	7/2018-10/2022	51	51
				2,775	2,246
Unamortized Debt Issuance Costs and Net (Discount) Premium				(53)	(40)
Total Vehicle Debt				12,933	10,431
Total Debt				$17,364	$14,865
N/A - Not applicable

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth on the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	June 30, 2018	December 31, 2017
5.875% Senior Notes due October 2020	$700	$700
7.375% Senior Notes due January 2021	500	500
6.250% Senior Notes due October 2022	500	500
5.500% Senior Notes due October 2024	800	800
	$2,500	$2,500

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

(3)
References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly-owned subsidiary of Hertz organized under the laws of The Netherlands (“HHN BV”), unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.16 to 1 and 1.19 to 1 as of June 30, 2018 and December 31, 2017, respectively) set forth on the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicles Notes	June 30, 2018	December 31, 2017
4.375% Senior Notes due January 2019	$—	$505
4.125% Senior Notes due October 2021	260	268
5.500% Senior Notes due March 2023	578	—
	$838	$773

(4)
In the case of the Hertz Fleet Lease Funding LP ("HFLF") Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. The initial maturity date referenced for each series of HFLF Medium Term Notes represents the end of the revolving period for such series, at which time the related notes begin to amortize monthly by an amount equal to the lease collections payable to that series. To the extent the revolving period already has ended, the initial maturity date reflected is July 2018. The second maturity date referenced for each series of HFLF Medium Term Notes represents the date by which Hertz and the investors in the related series expect such series of notes to be repaid in full, which is based upon various assumptions made at the time of pricing of such notes, including the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases. Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date.” The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight-line amortization of the related notes from the initial maturity date through the expected final maturity date.

The Company is highly leveraged and a substantial portion of its liquidity needs arise from debt service on its indebtedness and from the funding of its costs of operations, acquisitions and capital expenditures. The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse impact on its operations resulting from adverse financial market conditions. As of June 30, 2018, approximately $2.2 billion of vehicle debt and $25 million of non-vehicle debt is due to mature between July 1, 2018 and June 30, 2019.

The Company has reviewed its debt facilities and determined that it is probable that the Company will be able, and has the intent, to refinance these facilities at such times as the Company determines appropriate prior to their respective maturities.

Non-Vehicle Debt

Senior Facilities

In June 2018, the Company terminated letters of credit issued under the Senior RCF with a stated amount of approximately $302 million and, reissued such letters of credit under the Letter of Credit Facility, as defined below. As a result, the commitments under the Senior RCF were permanently reduced on a dollar-for-dollar basis, such that after giving effect to such reduction the Senior RCF consists of a $865 million senior secured revolving credit facility.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Vehicle Debt

HVF II U.S. Vehicle Variable Funding Notes

HVF II Series 2013 Notes: In April 2018, HVF II increased the maximum commitments under the HVF II Series 2013-A Notes and HVF II Series 2013-B Notes (the "HVF II Series 2013 Notes") by $250 million, such that after giving effect to such increase, the aggregate maximum principal amount of the HVF II Series 2013 Notes is approximately $3.7 billion.

HVF II Series 2017-A Notes: In March 2018, HVF II terminated all $500 million of commitments under the HVF II Series 2017-A Notes.

HVF II U.S. Vehicle Medium Term Notes

HVF II Series 2018-2 Notes and HVF II Series 2018-3 Notes: In June 2018, HVF II issued the Series 2018-2 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D ("the HVF II Series 2018-2 Notes") and the Series 2018-3 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D ("the HVF II Series 2018-3 Notes") in an aggregate principal amount of approximately $426 million. Hertz purchased the Class D Notes of each such series and as a result, approximately $26 million of the aggregate principal amount is eliminated in consolidation. There is subordination within the HVF II Series 2018-2 Notes and the HVF II Series 2018-3 Notes based on class.

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

HFLF Medium Term Notes

HFLF Series 2018-1 Notes: In May 2018, HFLF issued the Series 2018-1 Asset-Backed Notes, Class A, Class B, Class C, Class D, and Class E (collectively, the “HFLF Series 2018-1 Notes”) in an aggregate principal amount of $550 million. The HFLF Series 2018-1 Notes are fixed rate, except for the Class A-1 Notes which are floating rate and carry an interest rate based upon a spread to one-month LIBOR. A portion of the net proceeds of this issuance were used to reduce amounts outstanding under the HFLF Series 2013-2 Notes.

Vehicle Debt - Other

European Vehicle Notes

In March 2018, HHN BV issued 5.50% Senior Notes due March 2023 in an aggregate original principal amount of €500 million (the "2023 Notes"). A portion of the net proceeds from this issuance were used in April 2018 to fully redeem all €425 million of 4.375% Senior Notes due January 2019, and the Company recorded $20 million of charges for the early redemption premium and write-off of deferred financing costs.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

European Revolving Credit Facility

In March 2018, HHN BV amended its credit agreement ("European Revolving Credit Facility") to provide for aggregate maximum borrowing capacity (subject to borrowing base availability) of up to €438 million during the peak rental season, for a seasonal commitment period through October 2018. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the European Revolving Credit Facility will revert to €235 million (subject to borrowing base availability).

Canadian Securitization

In May 2018, TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, amended its supplemental indenture for its Series 2015-A Variable Funding Rental Car Asset Backed Notes (the "Funding LP Series 2015-A Notes") to provide for aggregate maximum borrowing capacity (subject to borrowing base availability) of up to CAD$410 million during the peak rental season, for a seasonal commitment period through October 2018. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the Funding LP Series 2015-A Notes will revert to CAD$350 million (subject to borrowing base availability).

U.K. Financing Facility

In May 2018, Hertz U.K. Limited amended its credit agreement ("U.K. Financing Facility") to provide for aggregate maximum borrowing capacity (subject to asset availability) of up to £287.5 million during the peak rental season, and in July 2018, the U.K. Financing Facility was further amended to provide for aggregate maximum borrowing capacity (subject to asset availability) of up to £300 million during the peak rental season, for a seasonal commitment period through September 2018. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the U.K. Financing Facility will revert to £250 million (subject to asset availability).

Borrowing Capacity and Availability

Borrowing capacity and availability comes from the Company's "revolving credit facilities," which are a combination of variable funding asset-backed securitization facilities, cash-flow-based revolving credit facilities, asset-based revolving credit facilities and a standalone $400 million letter of credit facility (the "Letter of Credit Facility"). Creditors under each such asset-backed securitization facility and asset-based revolving credit facility have a claim on a specific pool of assets as collateral. The Company's ability to borrow under each such asset-backed securitization facility and asset-based revolving credit facility is a function of, among other things, the value of the assets in the relevant collateral pool. With respect to each such asset-backed securitization facility and asset-based revolving credit facility, the Company refers to the amount of debt it can borrow given a certain pool of assets as the borrowing base.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following facilities were available to the Company as of June 30, 2018, and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$502	$502
Letter of Credit Facility	—	—
Total Non-Vehicle Debt	502	502
Vehicle Debt
U.S. Vehicle RCF	—	—
HVF II U.S. Vehicle Variable Funding Notes	607	—
HFLF Variable Funding Notes	434	6
European Revolving Credit Facility	96	—
European Securitization	41	—
Canadian Securitization	—	—
Australian Securitization	51	—
U.K. Financing Facility	—	—
New Zealand RCF	5	—
Total Vehicle Debt	1,234	6
Total	$1,736	$508

Letters of Credit

As of June 30, 2018, there were outstanding standby letters of credit totaling $676 million. As disclosed above, the Company terminated letters of credit issued under the Senior RCF and reissued such letters of credit under the Letter of Credit Facility. Issued letters of credit primarily support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount, $363 million was issued under the Senior RCF and $302 million was issued under the Letter of Credit Facility. As of June 30, 2018, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in International Fleet Financing No. 2 B.V. ("IFF No. 2"), a special purpose entity whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a variable interest entity and the Company is the primary beneficiary, therefore, the assets, liabilities, and results of operations of IFF No. 2 are included in the Company's unaudited condensed consolidated financial statements. As of June 30, 2018 and December 31, 2017, IFF No. 2 had total assets of $696 million and $524 million, respectively, primarily comprised of loan receivables, and total liabilities of $696 million and $524 million, respectively, primarily comprised of debt and loan payables.

Covenant Compliance

The financial covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing the Senior RCF and the Letter of Credit Facility, as of the last day of any fiscal quarter following and including

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

fiscal quarter ending December 31, 2017 (the "Covenant Leverage Ratio"), may not exceed a ratio of 3.00 to 1.00. As of June 30, 2018, Hertz was in compliance with the Covenant Leverage Ratio.

Note 7—Revenue

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
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table presents revenues from contracts with customers by reportable segment and disaggregated by product/service and type of location and customer:

	Three Months Ending June 30, 2018
(In millions)	U.S. Rental Car	International Rental Car	All Other Operations	Consolidated
Vehicle rental and rental related:
Airport	$1,142	$332	$—	$1,474
Off airport	453	219	—	672
Total vehicle rental and rental related	1,595	551	—	2,146

Other:
Licensee revenue	8	38	—	46
Ancillary retail vehicle sales	25	—	—	25
Fleet management	—	—	10	10
Total other	33	38	10	81
Total revenue from contracts with customers	$1,628	$589	$10	$2,227

	Six Months Ending June 30, 2018
(In millions)	U.S. Rental Car	International Rental Car	All Other Operations	Consolidated
Vehicle rental and rental related:
Airport	$2,124	$583	$—	$2,707
Off airport	865	404	—	1,269
Total vehicle rental and rental related	2,989	987	—	3,976

Other:
Licensee revenue	14	70	—	84
Ancillary retail vehicle sales	51	—	—	51
Fleet management	—	—	22	22
Total other	65	70	22	157
Total revenue from contracts with customers	$3,054	$1,057	$22	$4,133

Vehicle Rental and Rental Related Revenues

The Company recognizes revenue from its vehicle rental operations when persuasive evidence of a contract exists, the performance obligations have been satisfied, the transaction price is fixed or determinable and collection is reasonably assured. Performance obligations associated with vehicle rental transactions are satisfied over the rental period, except for the portion associated with loyalty points, as further described below. Rental periods are short term in nature. Therefore, the Company has elected to apply the practical expedient which eliminates the requirement to disclose information about remaining performance obligations. Performance obligations associated with rental related activities, such as charges to the customer for the fueling of vehicles and value-added services such as loss damage waivers, insurance products, navigation units, supplemental equipment and other consumables, are also satisfied over the rental period. Revenue from charges that are passed through to the customer, such as gasoline, vehicle licensing and airport concession fees, is recorded on a gross basis with a corresponding charge to direct vehicle and operating

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

expense. Sales commissions paid to third parties are generally expensed when incurred due to the short-term nature of the related transaction on which the commission was earned and are recorded within selling, general and administrative expense. Payments are due from customers at the completion of the rental, except for customers with negotiated payment terms, generally net 30 days or less, which are invoiced and remain as accounts receivable until collected.

Loyalty Programs - The Company offers loyalty programs, primarily Hertz Gold Plus Rewards, wherein customers are eligible to earn loyalty points that are redeemable for free rental days or can be converted to loyalty points for redemption of products and services under loyalty programs of other companies. Each transaction that generates loyalty points results in the deferral of revenue equivalent to the retail value of the redemption of the loyalty points. The associated revenue is recognized when the customer redeems the loyalty points at some point in the future. The retail value of loyalty points is estimated based on the expected retail value of the future vehicle rental to be provided less an estimated amount representing loyalty points that are not expected to be redeemed (“breakage”). Breakage is estimated on a quarterly basis and includes significant assumptions such as historical breakage trends and internal Company forecasts. During the three and six months ended June 30, 2018, based on the net impact of loyalty points earned and redeemed by customers, the Company recognized $1 million and $4 million of revenue, respectively. As of June 30, 2018, the value of unredeemed loyalty points is $261 million, which is recorded as a contract liability in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet.

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

The contract liability balance as of June 30, 2018 is $412 million and is included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet. The contract liability as of January 1, 2018, after giving effect to the adoption of Topic 606, was $345 million and revenue recognized during the six months ended June 30, 2018 for such contract liabilities is $96 million. The contract liability as of March 31, 2018 was $388 million and revenue recognized during the three months ended June 30, 2018 for such contract liabilities is $87 million.

Note 8—Income Tax (Provision) Benefit

The Company recognized the income tax effects of the tax reform legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA") in its audited consolidated financial statements included in the Company’s 2017 Form 10‑K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law. The guidance also provides for a measurement period of up to one year from the enactment date for the Company to complete the accounting for the U.S. tax law changes. As such, the Company’s 2017 financial results reflected the provisional estimate of the income tax effects of the TCJA. No subsequent adjustments have been made to the amounts recorded as of December 31, 2017, which continue to represent a provisional estimate of the impact of TCJA. The estimate of the impact of TCJA is based on certain assumptions and the Company's current interpretation, and may change, as the Company receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time.

The Company continues to analyze the impact of TCJA provisions effective January 1, 2018. The income tax provision for the three and six months ended June 30, 2018 incorporates the TCJA's changes to deductions for executive compensation and meals and entertainment. Other provisions include global intangible low-tax income ("GILTI"), base erosion anti-avoidance tax ("BEAT"), and foreign-derived intangible income ("FDII"). As of June 30, 2018, the Company estimates no short-to-medium term tax liability resulting from GILTI, BEAT, or FDII. These are estimates and are based on the Company's current interpretation of the TCJA. These assumptions and interpretations may change as additional clarification and implementation guidance are issued as the interpretation of the TCJA evolves over time. As such, the Company is still analyzing certain aspects of the Act and refining its estimate, which could potentially affect the measurement of deferred tax assets and liabilities or potentially give rise to new deferred tax amounts.

Hertz Global

The effective tax rate for the three months ended June 30, 2018 and 2017 is 27% and 36%, respectively. The effective tax rate for the six months ended June 30, 2018 and 2017 is 16% and 29%, respectively.

The Company recorded a tax benefit of $23 million for the three months ended June 30, 2018, compared to $87 million for the three months ended June 30, 2017. The lower effective income tax rate and related tax benefit are primarily due to the reduced corporate tax rate as a result of the TCJA, reduced corporate losses, and the composition of earnings by jurisdictions, partially offset by the release of the valuation allowance on U.S. federal capital losses.

The Company recorded a tax benefit of $52 million for the six months ended June 30, 2018, compared to $158 million for the six months ended June 30, 2017. The lower effective income tax rate and related tax benefit are primarily due to the reduced corporate tax rate as a result of the TCJA, reduced corporate losses, and the composition of earnings by jurisdictions, partially offset by the release of the valuation allowance on U.S. federal capital losses.

Hertz

The effective tax rate for the three months ended June 30, 2018 and 2017 is 27% and 35%, respectively. The effective tax rate for the six months ended June 30, 2018 and 2017 is 16% and 29%, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The Company recorded a tax benefit of $23 million for the three months ended June 30, 2018, compared to $86 million for the three months ended June 30, 2017. The lower effective income tax rate and related tax benefit are primarily due to the reduced corporate tax rate as a result of the TCJA, reduced corporate losses, and the composition of earnings by jurisdictions, partially offset by the release of the valuation allowance on U.S. federal capital losses.

The Company recorded a tax benefit of $51 million for the six months ended June 30, 2018, compared to $157 million for the six months ended June 30, 2017. The lower effective income tax rate and related tax benefit are primarily due to the reduced corporate tax rate as a result of the TCJA, reduced corporate losses, and the composition of earnings by jurisdictions, partially offset by the release of the valuation allowance on U.S. federal capital losses.

Note 9—Earnings (Loss) Per Share - Hertz Global

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss), basic and diluted	$(63)	$(158)	$(265)	$(381)
Denominator:
Basic weighted average common shares	84	83	83	83
Dilutive stock options, RSUs, PSUs and PSAs	—	—	—	—
Weighted average shares used to calculate diluted earnings per share	84	83	83	83
Antidilutive stock options, RSUs, PSUs and PSAs	3	3	3	3
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.75)	$(1.90)	$(3.19)	$(4.59)
Diluted earnings (loss) per share	$(0.75)	$(1.90)	$(3.19)	$(4.59)

Note 10—Fair Value Measurements

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

Investments in equity securities that are measured at fair value on a recurring basis consist of marketable securities.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table summarizes the ending balances of the Company's cash equivalents, restricted cash equivalents and investments:

	June 30, 2018				December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds and time deposits	$485	$—	$—	$485	$634	$—	$—	$634
Equity securities	41	—	—	41	—	—	—	—

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of June 30, 2018		As of December 31, 2017
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-vehicle Debt	$4,469	$4,154	$4,476	$4,438
Vehicle Debt	12,986	12,911	10,471	10,456
Total	$17,455	$17,065	$14,947	$14,894

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In March 2017, as further described in Note 3, "Acquisitions and Divestitures," the Company determined it had an other than temporary loss in value of its equity method investment. In June 2017, as further described in Note 5, "Intangible Asset Impairment," the Company recorded impairment charges for the Dollar Thrifty tradename.

Note 11—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated on the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of June 30, 2018 and December 31, 2017, the Company's liability recorded for public liability and property damage matters is $421 million and $427 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees and former employees, and governmental investigations. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

party to during the six months ended June 30, 2018 or the period after June 30, 2018, but before the filing of this Report on Form 10‑Q.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings (as defined in the Company's 2017 Form 10‑K) and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Old Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Old Hertz Holdings’ motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint within 30 days of the order. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period such that it was not alleged to have commenced until May 18, 2013 and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey, and Old Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Old Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint on or before August 22, 2015. On August 21, 2015, plaintiff filed a third amended complaint. The third amended complaint included additional allegations, named additional current and former officers as defendants and expanded the putative class period such that it was alleged to span from February 14, 2013 to July 16, 2015. Plaintiffs filed a fourth amended complaint to add a new plaintiff on March 1, 2016. Old Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint in its entirety with prejudice on March 24, 2016, and plaintiff filed its opposition to same. The plaintiffs filed their Initial Brief in November 2017 and Old Hertz Holdings - joined by two of the individual defendants along with a separate brief by one of the individual defendants - filed Opposition Briefs in January 2018. The plaintiffs’ Reply Brief was thereafter filed in February of 2018. Oral arguments were requested and were held on June 12, 2018.

The Company intends to assert that it has meritorious defenses in the foregoing matters and the Company intends to vigorously defend itself.

Governmental Investigations - In June 2014, the Company was advised by the staff of the New York Regional Office of the Securities and Exchange Commission (“SEC”) that it is investigating the events disclosed in certain of the Company’s filings with the SEC. In addition, starting in June 2016 the Company has had communications with the U.S. Attorney’s Office for the District of New Jersey regarding the same or similar events. The investigations and communications generally involve the restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014, as filed with the SEC on July 16, 2015 and related accounting for prior periods. The Company has and intends to continue to cooperate with all requests related to the foregoing. The Company is engaged in discussions with the enforcement staff of the New York office of the SEC ("Staff") to resolve certain matters under investigation. Any proposed settlement that might result from discussions with the Staff would be subject to additional reviews and approvals, including acceptance and authorization by the SEC. The Company cannot predict the ultimate timing or the final terms of a possible settlement, including any settlement amount. The Company has established an estimated range of probable loss, but given the uncertainties associated with the matters under discussion, the Company is unable to determine a best estimate within the range of loss. Therefore, during the three months ended June 30, 2018, the Company accrued a loss contingency equal to the minimum amount of the range of loss based on current circumstances. It is possible that an adverse outcome with respect to the restatement investigations and the other issues discussed herein could result in losses that exceed the accrual or the estimated range and could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Additionally, the Company previously identified certain activities in Brazil that raised issues under the Foreign Corrupt Practices Act (the "FCPA") and other federal and local laws, which the Company self-reported to appropriate government entities. The matters associated with the FCPA and other federal matters have been resolved without further action by the applicable government entities. The Company is continuing its cooperation with respect to matters under local Brazilian laws. The Company had previously accrued a loss contingency with respect to the Brazil-related matters that was not material. Because of the resolution of these matters here in the U.S., during the three months ended June 30, 2018, the Company decreased the loss contingency accrual. However, it is possible that an adverse outcome with respect to the ongoing matters in Brazil could result in losses that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

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

Note 12—Related Party Transactions

Agreements with the Icahn Group

In the normal course of business, the Company purchases goods and services and leases property from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack. During the three months ended June 30, 2018 and 2017, the Company purchased approximately $11 million and $2 million, respectively, worth of goods and services from these related parties. During the six months ended June 30, 2018 and 2017, the Company purchased approximately $17 million and $4 million, respectively, worth of goods and services from these related parties.

In May 2018, the Company sold approximately $36 million of marketable securities to the Icahn Group at the then current market price of such securities.

Transactions between Hertz Holdings and Hertz

In June 2017, Hertz entered into a master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2018 (the "2017 Master Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin.

In June 2018, upon expiration of the 2017 Master Loan, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2019 (the "2018 Master Loan") where amounts outstanding under the 2017 Master Loan were transferred to the 2018 Master Loan. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of June 30, 2018 and December 31, 2017, there was $113 million and $107 million, respectively, outstanding under the 2018 Master Loan representing advances and any accrued but unpaid interest.

As of June 30, 2018 and December 31, 2017, Hertz has a due to affiliate in the amount of $65 million, which represents its tax-related liability to Hertz Holdings.

The above amounts are included in equity in the accompanying unaudited condensed consolidated balance sheets of Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Other Relationships

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with the Icahn Group, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Hertz will lease the vehicles, purchased by 767 under the 767 Lease Agreement or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767. Hertz will rent the leased vehicles to drivers of TNC, including Lyft drivers, from rental counters within locations leased or owned by affiliates of 767, including locations operated under a master lease agreement with The Pep Boys - Manny, Joe & Jack. The 767 Lease Agreement has an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. 767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp., an entity affiliated with Mr. Icahn ("American"). American contributed $5 million to 767 in February 2018 and $5 million in May 2018. 767 commenced business in late-March 2018, and is still in the early stages of its operations. During the three and six months ended June 30, 2018, the Company sold 586 and 592 vehicles, respectively, to 767 for approximately $7 million with substantially all of the sales occurring in the three months ended June 30, 2018.

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

Note 13—Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Revenues
U.S. Rental Car	$1,628	$1,519	$3,054	$2,872
International Rental Car	589	543	1,057	955
All Other Operations	172	162	341	313
Total Hertz Global and Hertz	$2,389	$2,224	$4,452	$4,140
Depreciation of revenue earning vehicles and lease charges, net
U.S. Rental Car	$447	$524	$881	$1,023
International Rental Car	112	100	214	185
All Other Operations	128	119	253	236
Total Hertz Global and Hertz	$687	$743	$1,348	$1,444
Adjusted pre-tax income (loss)(a)
U.S. Rental Car	$24	$(37)	$(24)	$(152)
International Rental Car	74	56	69	52
All Other Operations	24	19	47	39
Corporate	(143)	(120)	(289)	(234)
Total Hertz Global	(21)	(82)	(197)	(295)
Corporate - Hertz	2	1	3	2
Total Hertz	$(19)	$(81)	$(194)	$(293)

(In millions)	June 30, 2018	December 31, 2017
Total Assets
U.S. Rental Car	$14,847	$12,785
International Rental Car	4,973	3,971
All Other Operations	1,759	1,700
Corporate	1,192	1,602
Total Hertz Global and Hertz	$22,771	$20,058

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Adjusted pre-tax income (loss):
U.S. Rental Car	$24	$(37)	$(24)	$(152)
International Rental Car	74	56	69	52
All Other Operations	24	19	47	39
Total reportable segments	122	38	92	(61)
Corporate(1)	(143)	(120)	(289)	(234)
Adjusted pre-tax income (loss)	(21)	(82)	(197)	(295)
Adjustments:
Acquisition accounting(2)	(15)	(16)	(30)	(31)
Debt-related charges(3)	(13)	(10)	(26)	(21)
Loss on extinguishment of debt(4)	(20)	(8)	(22)	(8)
Restructuring and restructuring related charges(5)	(10)	(5)	(13)	(13)
Impairment charges and asset write-downs(6)	—	(86)	—	(116)
Information technology and finance transformation costs(7)	(29)	(20)	(51)	(39)
Other(8)	22	(18)	22	(16)
Income (loss) before income taxes	$(86)	$(245)	$(317)	$(539)

Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Adjusted pre-tax income (loss):
U.S. Rental Car	$24	$(37)	$(24)	$(152)
International Rental Car	74	56	69	52
All Other Operations	24	19	47	39
Total reportable segments	122	38	92	(61)
Corporate(1)	(141)	(119)	(286)	(232)
Adjusted pre-tax income (loss)	(19)	(81)	(194)	(293)
Adjustments:
Acquisition accounting(2)	(15)	(16)	(30)	(31)
Debt-related charges(3)	(13)	(10)	(26)	(21)
Loss on extinguishment of debt(4)	(20)	(8)	(22)	(8)
Restructuring and restructuring related charges(5)	(10)	(5)	(13)	(13)
Impairment charges and asset write-downs(6)	—	(86)	—	(116)
Information technology and finance transformation costs(7)	(29)	(20)	(51)	(39)
Other(8)	22	(18)	22	(16)
Income (loss) before income taxes	$(84)	$(244)	$(314)	$(537)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

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

(4)
In 2018, primarily represents $20 million of early redemption premium and write-off of deferred financing costs associated with the full redemption of the 4.375% European Vehicle Senior Notes due January 2019 in April 2018. In 2017, represents $6 million of early redemption premium and write-off of deferred financing costs associated with the redemption of certain notes and a $2 million write-off of deferred financing costs associated with the termination of commitments under the Senior RCF.

(5)
Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs, which are shown separately in the table. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes consulting costs, legal fees and other expenses related to the previously disclosed accounting review and investigation.

(6)	In 2017, represents a second quarter $86 million impairment of the Dollar Thrifty tradename and a first quarter impairment of $30 million related to an equity method investment.

(7)
Represents costs associated with the Company’s information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes.

(8)
Represents miscellaneous or non-recurring items. In 2018, includes a $17 million gain on marketable securities and a $6 million legal settlement received in the second quarter related to an oil spill in the Gulf of Mexico in 2010. In 2017, includes first and second quarter adjustments, as applicable, to the carrying value of the Company's previous Brazil operations and second quarter charges of $6 million for labor-related matters and $5 million relating to PLPD as a result of a terrorist event.

Note 14—Guarantor and Non-Guarantor Condensed Consolidating Financial Information - Hertz

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2018 and December 31, 2017, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017 and the Statements of Cash Flows for the six months ended June 30, 2018 and 2017 of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Senior Notes issued by the Parent ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Senior Notes issued by the Parent ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) Hertz on a consolidated basis.

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

During the preparation of the condensed consolidating financial information of The Hertz Corporation and Subsidiaries as of and for the year ended December 31, 2017, it was determined that there were classification errors within the investing section of the statements of cash flows that resulted in overstatement of capital contributions to subsidiaries and return of capital from subsidiaries for the Parent and classification errors within the financing section of the statements of cash flows that resulted in overstatement of capital contributions received from parent and payment of dividends and returns of capital for the Non-Guarantor Subsidiaries. The overstatement was $159 million for the six months ended June 30, 2017. The errors, which the Company has determined are not material to this disclosure, had no impact to cash from investing activities for the Parent or cash from financing activities of the Non-Guarantor Subsidiaries, and had no impact to any cash flows of the Guarantor Subsidiaries. These errors are eliminated in consolidation and therefore have no impact on the Company’s unaudited condensed consolidated financial condition, results of operations or cash flows. The Company has revised the Condensed Consolidating Statements of Cash Flows for the Parent, Non-Guarantor Subsidiaries and Eliminations for the six months ended June 30, 2017 to correct for these errors.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$393	$6	$286	$—	$685
Restricted cash and cash equivalents	71	9	156	—	236
Total cash, cash equivalents, restricted cash and restricted cash equivalents	464	15	442	—	921
Receivables, net of allowance	468	163	795	—	1,426
Due from affiliates	3,565	5,070	8,852	(17,487)	—
Prepaid expenses and other assets	4,367	40	301	(3,786)	922
Revenue earning vehicles, net	402	2	14,013	—	14,417
Property and equipment, net	606	63	133	—	802
Investment in subsidiaries, net	7,767	1,298	—	(9,065)	—
Other intangible assets, net	128	3,065	7	—	3,200
Goodwill	102	943	38	—	1,083
Total assets	$17,869	$10,659	$24,581	$(30,338)	$22,771
LIABILITIES AND STOCKHOLDER'S EQUITY
Due to affiliates	$10,843	$2,328	$4,316	$(17,487)	$—
Accounts payable	466	115	910	—	1,491
Accrued liabilities	685	69	404	—	1,158
Accrued taxes, net	76	18	2,466	(2,398)	162
Debt	4,563	—	12,801	—	17,364
Public liability and property damage	178	41	202	—	421
Deferred income taxes, net	—	1,485	1,010	(1,388)	1,107
Total liabilities	16,811	4,056	22,109	(21,273)	21,703
Stockholder's equity:
Total stockholder's equity attributable to Hertz	1,058	6,603	2,462	(9,065)	1,058
Non-controlling interest	—	—	10	—	10
Total stockholder's equity	1,058	6,603	2,472	(9,065)	1,068
Total liabilities and stockholder's equity	$17,869	$10,659	$24,581	$(30,338)	$22,771

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,193	$368	$2,129	$(1,301)	$2,389
Expenses:
Direct vehicle and operating	839	182	328	—	1,349
Depreciation of revenue earning vehicles and lease charges, net	1,220	98	670	(1,301)	687
Selling, general and administrative	179	16	70	—	265
Interest (income) expense, net	100	(37)	135	—	198
Other (income) expense, net	(25)	—	(1)	—	(26)
Total expenses	2,313	259	1,202	(1,301)	2,473
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(1,120)	109	927	—	(84)
Income tax (provision) benefit	235	(21)	(191)	—	23
Equity in earnings (losses) of subsidiaries, net of tax	824	34	—	(858)	—
Net income (loss)	(61)	122	736	(858)	(61)
Other comprehensive income (loss), net of tax	(14)	(3)	(14)	17	(14)
Comprehensive income (loss)	$(75)	$119	$722	$(841)	$(75)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,170	$354	$1,871	$(1,171)	$2,224
Expenses:
Direct vehicle and operating	741	181	333	—	1,255
Depreciation of revenue earning vehicles and lease charges, net	1,024	113	714	(1,108)	743
Selling, general and administrative	156	8	59	—	223
Interest (income) expense, net	101	(25)	81	—	157
Intangible asset impairments	—	86	—	—	86
Other (income) expense, net	—	—	4	—	4
Total expenses	2,022	363	1,191	(1,108)	2,468
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(852)	(9)	680	(63)	(244)
Income tax (provision) benefit	358	1	(273)	—	86
Equity in earnings (losses) of subsidiaries, net of tax	336	30	—	(366)	—
Net income (loss)	(158)	22	407	(429)	(158)
Other comprehensive income (loss), net of tax	(7)	3	(8)	5	(7)
Comprehensive income (loss)	$(165)	$25	$399	$(424)	$(165)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,249	$687	$3,618	$(2,102)	$4,452
Expenses:
Direct vehicle and operating	1,590	354	641	—	2,585
Depreciation of revenue earning vehicles and lease charges, net	1,985	182	1,283	(2,102)	1,348
Selling, general and administrative	340	28	130	—	498
Interest (income) expense, net	204	(70)	230	—	364
Intangible asset impairments	—	—	—	—	—
Other (income) expense, net	(27)	—	(2)	—	(29)
Total expenses	4,092	494	2,282	(2,102)	4,766
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(1,843)	193	1,336	—	(314)
Income tax (provision) benefit	356	(35)	(270)	—	51
Equity in earnings (losses) of subsidiaries, net of tax	1,224	58	—	(1,282)	—
Net income (loss)	(263)	216	1,066	(1,282)	(263)
Other comprehensive income (loss), net of tax	(17)	(5)	(17)	22	(17)
Comprehensive income (loss)	$(280)	$211	$1,049	$(1,260)	$(280)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,220	$661	$3,248	$(1,989)	$4,140
Expenses:
Direct vehicle and operating	1,429	350	608	—	2,387
Depreciation of revenue earning vehicles and lease charges, net	1,761	215	1,335	(1,867)	1,444
Selling, general and administrative	306	19	117	—	442
Interest (income) expense, net	183	(47)	151	—	287
Intangible asset impairments	—	86	—	—	86
Other (income) expense, net	33	—	(2)	—	31
Total expenses	3,712	623	2,209	(1,867)	4,677
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(1,492)	38	1,039	(122)	(537)
Income tax (provision) benefit	572	(14)	(401)	—	157
Equity in earnings (losses) of subsidiaries, net of tax	540	62	—	(602)	—
Net income (loss)	(380)	86	638	(724)	(380)
Other comprehensive income (loss), net of tax	6	3	4	(7)	6
Comprehensive income (loss)	$(374)	$89	$642	$(731)	$(374)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(34)	$5	$2,093	$(1,119)	$945
Cash flows from investing activities:
Revenue earning vehicles expenditures	(213)	—	(7,397)	—	(7,610)
Proceeds from disposal of revenue earning vehicles	96	—	3,558	—	3,654
Capital asset expenditures, non-vehicle	(54)	(6)	(20)	—	(80)
Proceeds from disposal of property and other equipment	3	—	5	—	8
Purchases of marketable securities	(60)	—	(1)	—	(61)
Sales of marketable securities	36	—	—	—	36
Other	—	—	(2)	—	(2)
Capital contributions to subsidiaries	(1,978)	—	—	1,978	—
Return of capital from subsidiaries	1,900	—	—	(1,900)	—
Loan to Parent/Guarantor from Non-Guarantor	—	—	76	(76)	—
Net cash provided by (used in) investing activities	(270)	(6)	(3,781)	2	(4,055)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	1,172	—	8,242	—	9,414
Repayments of vehicle debt	(1,226)	—	(5,603)	—	(6,829)
Proceeds from issuance of non-vehicle debt	187	—	—	—	187
Repayments of non-vehicle debt	(194)	—	—	—	(194)
Payment of financing costs	(1)	—	(26)	—	(27)
Early redemption premium payment	—	—	(19)	—	(19)
Advances to Hertz Holdings	(6)	—	—	—	(6)
Other	1	—	10	—	11
Capital contributions received from parent	—	—	1,978	(1,978)	—
Payment of dividends and return of capital	—	—	(3,019)	3,019	—
Loan to Parent/Guarantor from Non-Guarantor	(76)	—	—	76	—
Net cash provided by (used in) financing activities	(143)	—	1,563	1,117	2,537
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	(10)	—	(10)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(447)	(1)	(135)	—	(583)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	911	16	577	—	1,504
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$464	$15	$442	$—	$921

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(396)	$15	$2,168	$(822)	$965
Cash flows from investing activities:
Revenue earning vehicles expenditures	(171)	(5)	(6,533)	—	(6,709)
Proceeds from disposal of revenue earning vehicles	91	—	3,744	—	3,835
Capital asset expenditures, non-vehicle	(56)	(5)	(23)	—	(84)
Proceeds from disposal of property and other equipment	6	—	5	—	11
Sales of marketable securities	—	—	9	—	9
Other	—	—	(2)	—	(2)
Capital contributions to subsidiaries	(1,260)	—	—	1,260	—
Return of capital from subsidiaries	1,739	—	—	(1,739)	—
Loan to Parent/Guarantor from Non-Guarantor	—	—	431	(431)	—
Net cash provided by (used in) investing activities	349	(10)	(2,369)	(910)	(2,940)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	631	—	4,397	—	5,028
Repayments of vehicle debt	(657)	—	(3,008)	—	(3,665)
Proceeds from issuance of non-vehicle debt	2,100	—	—	—	2,100
Repayments of non-vehicle debt	(354)	—	—	—	(354)
Payment of financing costs	(16)	(4)	(14)	—	(34)
Advances to Hertz Holdings	(3)	—	—	—	(3)
Early redemption premium payment	(5)	—	—	—	(5)
Capital contributions received from parent	—	—	1,260	(1,260)	—
Payment of dividends and return of capital	—	—	(2,561)	2,561	—
Loan to Parent/Guarantor from Non-Guarantor	(431)	—	—	431	—
Net cash provided by (used in) financing activities	1,265	(4)	74	1,732	3,067
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	17	—	17
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	1,218	1	(110)	—	1,109
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	511	17	566	—	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,729	$18	$456	$—	$2,203

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hertz Global Holdings, Inc. (together with its consolidated subsidiaries and variable interest entities, "Hertz Global") is a holding company and its principal, wholly-owned subsidiary is The Hertz Corporation (together with its consolidated subsidiaries and variable interest entities, "Hertz"). As Hertz Global consolidates Hertz for financial statement purposes, disclosures that relate to activities of Hertz also apply to Hertz Global, unless otherwise noted. Hertz comprises approximately the entire balance of Hertz Global's assets, liabilities and operating cash flows. In addition, Hertz's operating revenues and operating expenses comprise nearly 100% of Hertz Global's revenues and operating expenses. As such, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") that follows for Hertz also applies to Hertz Global in all material respects and differences between the operations and results of Hertz and Hertz Global are separately disclosed and explained. We sometimes use the words "we," "our," "us," and the "Company" in this MD&A for disclosures that relate to all of Hertz and Hertz Global.

Management’s discussion and analysis ("MD&A") should be read in conjunction with the MD&A presented in our 2017 Form 10‑K and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report on Form 10-Q for the quarterly period ended June 30, 2018 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

Our total revenues primarily are derived from rental and related charges and consist of:

•
Vehicle rental revenues - revenues from all company-operated vehicle rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and revenues associated with value-added services associated with vehicle rentals, including the sale of loss or collision damage waivers, liability insurance coverage, parking and other products and fees, ancillary revenues associated with the retail vehicle sales channel and certain royalty fees from our franchisees (such fees are less than 2% of total revenues each period);

•	All other operations revenues - revenues from vehicle leasing and fleet management services by our Donlen business and other business activities.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our expenses primarily consist of:

•
Direct vehicle and operating expense ("DOE") (primarily wages and related benefits; commissions and concession fees paid to airport authorities, travel agents and others; facility, self-insurance and reservation costs; and other costs relating to the operation and rental of revenue earning vehicles, such as damage, maintenance and fuel costs);

•	Depreciation expense and lease charges, net relating to revenue earning vehicles (including net gains or losses on the disposal of such vehicles);

•	Selling, general and administrative expense ("SG&A"), which includes costs for information technology and finance transformation programs; and

•	Interest expense, net.

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

Adoption of the new Revenue Standard

Effective January 1, 2018, we adopted the new revenue standard, Topic 606, which resulted in a net increase to beginning accumulated deficit in the amount of $189 million related to the cumulative effect of our loyalty program. The adoption of Topic 606 did not have a significant impact to our results of operations for the second quarter and first half of 2018. See the Revenue from Contracts with Customers section in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" for further information.

2018 Operating Overview

The following provides an overview of our business and financial performance and key factors influencing our results:

•	U.S. RAC

◦	Q2 2018 versus Q2 2017:

▪	Total revenues increased $109 million, or 7%

▪	Transaction days increased 7%, Total RPD was flat

▪	DOE as a percentage of total revenues increased 220 bps (63% versus 61%)

▪	SG&A as a percentage of total revenues was flat at 7%

▪	Depreciation of revenue earning vehicles and lease charges, net decreased 15% to $447 million

▪	Net depreciation per unit per month decreased 19% to $285

▪	Vehicle utilization increased 100 bps (81% versus 80%)

▪	Total RPU increased 1%

◦	First Half 2018 versus First Half 2017:

▪	Total revenues increased $182 million, or 6%

▪	Transaction days increased 6%, Total RPD was flat

▪	DOE as a percentage of total revenues increased 180 bps (64% versus 62%)

▪	SG&A as a percentage of total revenues was flat at 7%

▪	Depreciation of revenue earning vehicles and lease charges, net decreased 14% to $881 million

▪	Net depreciation per unit per month decreased 17% to $293

▪	Vehicle utilization increased 260 bps (80% versus 78%)

▪	Total RPU increased 3%

•International RAC

◦	Q2 2018 versus Q2 2017:

▪	Total revenues increased $46 million, or 8%, and increased $11 million, or 2%, excluding the impact of foreign currency exchange rates ("fx")

▪	Transaction days were flat, Total RPD increased 2%

▪	DOE as a percentage of total revenues decreased 460 bps (55% versus 59%)

▪	SG&A as a percentage of total revenues increased 60 bps (11% versus 10%)

▪	Depreciation of revenue earning vehicles and lease charges, net increased 12% to $112 million, and increased $5 million, or 5%, excluding fx

▪	Net depreciation per unit per month increased 4% to $199

▪	Vehicle utilization was flat at 78%

▪	Total RPU increased 1%

◦	First Half 2018 versus First Half 2017:

▪	Total revenues increased $102 million, or 11%, and increased $22 million, or 2%, excluding fx.

▪	Transaction days decreased 1%, Total RPD increased 4%

▪	DOE as a percentage of total revenues decreased 280 bps (59% versus 62%)

▪	SG&A as a percentage of total revenues was flat at 11%

▪	Depreciation of revenue earning vehicles and lease charges, net increased 16% to $214 million, and increased $11 million, or 5%, excluding fx

▪	Net depreciation per unit per month increased 6% to $209

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

▪	Vehicle utilization decreased 60 bps (76% versus 77%)

▪	Total RPU increased 3%

•
Recorded $29 million and $51 million in expenses during the second quarter and first half of 2018, respectively, associated with our information technology and finance transformation programs, compared to $20 million and $39 million during the second quarter and first half of 2017, respectively.

•
Recorded $20 million of charges for the early redemption premium and write-off of deferred financing costs in the second quarter and first half of 2018 as a result of redeeming the 4.375% European Vehicle Senior Notes due January 2019, compared to $8 million in the second quarter and first half of 2017 as a result of redeeming the 4.25% Senior Notes due April 2018 and terminating commitments under the Senior RCF.

For more information on the above, see the discussion of our results on a consolidated basis and by segment that follows herein.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions)	2018	2017		2018	2017
Total revenues	$2,389	$2,224	7%	$4,452	$4,140	8%
Direct vehicle and operating expenses	1,349	1,255	7	2,585	2,387	8
Depreciation of revenue earning vehicles and lease charges, net	687	743	(8)	1,348	1,444	(7)
Selling, general and administrative expenses	265	223	19	498	442	13
Interest expense, net:
Vehicle	127	82	55	221	153	44
Non-vehicle	71	75	(5)	143	134	7
Interest expense, net	198	157	26	364	287	27
Intangible asset impairments	—	86	(100)	—	86	(100)
Other (income) expense, net	(26)	4	NM	(29)	31	NM
Income (loss) before income taxes	(84)	(244)	(66)	(314)	(537)	(42)
Income tax (provision) benefit	23	86	(73)	51	157	(68)
Net income (loss)	$(61)	$(158)	(61)	$(263)	$(380)	(31)
Adjusted pre-tax income (loss)(a)	$(19)	$(81)	(77)	$(194)	$(293)	(34)
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Total revenues increased $165 million, or 7%, due primarily to an increase of $109 million, $46 million and $10 million in our U.S. RAC segment, International RAC segment, and All Other Operations segment, respectively. U.S. RAC revenues increased due to 7% higher volume, comprised of a 13% increase for our off airport business and a 4% increase for our airport business, while Total RPD was flat for the segment. Excluding a $35 million impact of foreign currency exchange rates, International RAC revenues increased $11 million, or 2%, driven by a 2% increase in Total RPD. Total revenues in our All Other Operations segment increased $10 million primarily due to an increase in Donlen's leasing volume.

DOE increased $94 million year over year primarily due to an increase of $102 million in our U.S. RAC segment, partially offset by a decrease of $6 million in our All Other Operations segment. The increase in our U.S. RAC segment is primarily due to increased core rental volumes, investments in additional personnel and site improvement activities related to our transformation initiatives and TNC rentals. DOE for our International RAC segment is flat year over year and decreased $21 million, excluding the impact of foreign currency exchange rates.

Depreciation of revenue earning vehicles and lease charges, net decreased $56 million, or 8%, primarily due to a $77 million decrease in our U.S. RAC segment resulting from decreased losses on disposal of revenue earning vehicles due to stabilization in residual values and a 16 percentage point increase in dispositions through dealer direct and retail sales channels. The decrease was partially offset by a $12 million increase in our International RAC segment. Excluding the $7 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net for our International RAC segment increased $5 million resulting from higher per vehicle depreciation rates and an increase in average vehicles.

SG&A increased $42 million, or 19%, in the second quarter of 2018 compared to 2017, due to an increase of $54 million in marketing, incentive compensation, information technology and finance transformation program costs and other expenses, offset by a $12 million decrease in restructuring related and other expenses. The above changes are primarily related to our U.S. RAC and corporate operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle interest expense, net increased $45 million, or 55%, in the second quarter of 2018 compared to 2017 primarily due to an increase in debt levels and losses on extinguishment of debt, higher market interest rates, increased margins on bank funded facilities due to higher average fleet, and higher rates associated with increasing the mix of medium term funding.

Non-vehicle interest expense, net decreased $4 million, or 5%, in the second quarter of 2018 compared to 2017, primarily due to decreased outstanding non-vehicle debt balances and losses on extinguishment of debt, partially offset by higher interest rates associated with the Senior Second Priority Secured Notes which were issued in the second quarter of 2017 and higher rates on our floating rate non-vehicle debt.

We had intangible asset impairments of $86 million in the second quarter of 2017 related to the Dollar Thrifty tradename with no comparable charges in the second quarter of 2018.

We had other income of $26 million for the second quarter of 2018 compared to other expense of $4 million in the second quarter of 2017. Other income in 2018 was primarily comprised of a $17 million gain on marketable securities and a $6 million legal settlement received related to an oil spill in the Gulf of Mexico in 2010 which relate to our corporate operations and U.S. RAC segment, respectively.

The effective tax rate in the second quarter of 2018 was 27% compared to 35% in the second quarter of 2017. We recorded a tax benefit of $23 million in the second quarter of 2018 compared to $86 million in the second quarter of 2017. The lower effective income tax rate and related tax benefit were primarily due to the reduced corporate tax rate as a result of the TCJA, reduced corporate losses, and the composition of earnings by jurisdictions, partially offset by the release of the valuation allowance on U.S. federal capital losses.

Adjusted pre-tax loss was $19 million in the second quarter of 2018 compared to $81 million in the second quarter of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Total revenues increased $312 million, or 8%, due primarily to an increase of $182 million, $102 million and $28 million in our U.S. RAC segment, International RAC segment, and All Other Operations segment, respectively. U.S. RAC revenues increased due to a 6% increase in volume, comprised of a 14% increase for our off airport business and a 3% increase for our airport business, while Total RPD was flat for the segment. Excluding an $80 million impact of foreign currency exchange rates, International RAC revenues increased $22 million, or 2%, driven by a 4% increase in Total RPD, partially offset by a 1% decrease in transaction days. Total revenues in our All Other Operations segment increased $28 million primarily due to an increase in Donlen's leasing volume.

DOE increased $198 million year over year primarily due to increases of $167 million and $33 million in our U.S. RAC segment and International RAC segment, respectively. The increase in our U.S. RAC segment is primarily due to increased core rental volumes, investments in additional personnel and site improvement activities related to our transformation initiatives and TNC rentals. Excluding the $51 million impact of foreign currency exchange rates, DOE for International RAC decreased $18 million.

Depreciation of revenue earning vehicles and lease charges, net decreased $96 million, or 7%, primarily due to a $142 million decrease in our U.S. RAC segment resulting from decreases in losses on disposal of revenue earning vehicles due to stabilization in residual values and a 14 percentage point increase in dispositions through dealer direct and retail sales channels. The decrease was partially offset by an increase of $29 million and $17 million in our International RAC segment and All Other Operations, respectively. Excluding the $18 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net for our International RAC segment increased $11 million resulting from higher per vehicle depreciation rates. The decrease in All Other Operations is due to an increase in Donlen's leasing volume.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A increased $56 million, or 13%, in the first half of 2018 compared to 2017, due to an increase of $78 million in marketing, incentive compensation, information technology and finance transformation program costs and other expenses, offset by a $22 million decrease in net restructuring related and litigation expenses. The above changes are primarily related to our U.S. RAC, International RAC and corporate operations. Excluding the $11 million impact of foreign currency exchange rates, SG&A for International RAC increased $2 million.

Vehicle interest expense, net increased $68 million, or 44%, in the first half of 2018 compared to 2017 primarily due to an increase in debt levels and losses on extinguishment of debt, higher market interest rates, an increase in margins on bank funded facilities due to higher average fleet, and higher rates associated with increasing the mix of medium term funding.

Non-vehicle interest expense, net increased $9 million, or 7%, in the first half of 2018 compared to 2017, primarily due to increased outstanding non-vehicle debt balances during the period, increased interest rates associated with the Senior Second Priority Secured Notes which were issued in the second quarter of 2017 and higher rates on our floating rate non-vehicle debt, partially offset by a decrease in losses on extinguishment of debt.

We had intangible asset impairments of $86 million related to the Dollar Thrifty tradename in the first half of 2017 with no comparable charges in the first half of 2018.

We had other income of $29 million in the first half of 2018 compared to other expense of $31 million in the first half of 2017. Other income in 2018 was primarily comprised of a $17 million gain on marketable securities and a $6 million legal settlement received related to an oil spill in the Gulf of Mexico in 2010, which relate to our corporate operations and U.S. RAC segment, respectively. Other expense in 2017 was primarily comprised of a $30 million impairment of an equity method investment.

The effective tax rate in the first half of 2018 was 16% compared to 29% in the first half of 2017. We recorded a tax benefit of $51 million in the first half of 2018 compared to $157 million in the first half of 2017. The lower effective income tax rate and related tax benefit were primarily due to the reduced corporate tax rate as a result of the TCJA, reduced corporate losses, and the composition of earnings by jurisdictions, partially offset by the release of the valuation allowance on U.S. federal capital losses.

Adjusted pre-tax loss was $194 million in the first half of 2018 compared to $293 million in the first half of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had $2 million and $3 million of interest expense, net for the second quarter and first half of 2018, respectively, and $1 million and $2 million of interest expense, net for the second quarter and first half of 2017, respectively, that was incremental to the amounts shown for Hertz. This amount represents interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations but this amount is eliminated in consolidation for purposes of presenting Hertz Global. Hertz Global also had $1 million of income tax benefit for the first half of 2018, and $1 million of income tax benefit for both the second quarter and first half of 2017 that was incremental to the amounts shown for Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended June 30,		Percent Increase/(Decrease)		Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2018	2017			2018	2017
Total revenues	$1,628	$1,519	7%		$3,054	$2,872	6%
Direct vehicle and operating expenses	$1,021	$919	11		$1,947	$1,780	9
Depreciation of revenue earning vehicles and lease charges, net	$447	$524	(15)		$881	$1,023	(14)
Income (loss) before income taxes	$10	$(146)	NM		$(58)	$(278)	(79)
Adjusted pre-tax income (loss)(a)	$24	$(37)	NM		$(24)	$(152)	(84)
Transaction days (in thousands)(b)	38,747	36,233	7		72,949	68,545	6
Average vehicles(c)	523,000	495,000	6		500,800	486,500	3
Vehicle utilization(c)	81%	80%	100	bps	80%	78%	260	bps
Total RPD (in whole dollars)(d)	$41.37	$41.26	—		$41.17	$41.23	—
Total RPU per month (in whole dollars)(e)	$1,022	$1,007	1		$999	$968	3
Net depreciation per unit per month (in whole dollars)(f)	$285	$353	(19)		$293	$351	(17)
Percentage of program vehicles at period end	13%	11%	220	bps	13%	11%	220	bps
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Total U.S. RAC revenues were $1.6 billion in the second quarter of 2018, an increase of $109 million, or 7%, from the second quarter of 2017. Transaction days increased 7%, while Total RPD was flat. Increased volume was driven by a 13% increase in our off airport business and a 4% increase in our airport business. Off airport volume increased due to growth in our transportation network companies ("TNC"), retail and insurance replacement rentals. Airport volume increased due to growth in our corporate, domestic tour and inbound rentals. Off airport revenues comprised 29% of total revenues for the segment in the second quarter of 2018 as compared to 28% in the second quarter of 2017.

DOE for U.S. RAC increased $102 million, or 11%, of which $36 million was driven by higher core rental volume, $16 million was driven by incremental investments in additional personnel and site improvement activities related to our transformation initiatives and $16 million was driven by growth in TNC rentals. Also contributing to the increase are the following:

•	Increased facilities and other DOE expenses of $11 million.

•	Increased insurance-related liability expense of $9 million due to a higher number of claims and unfavorable case development in the second quarter of 2018 versus 2017.

•	Increased other vehicle expense of $6 million driven by increased licensing fees in certain states.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Increased personnel related expenses of $6 million primarily due to the implementation of additional employee incentive programs.

•	Increased transportation expense of $5 million driven by increased usage, higher rates from third-party transportation providers and additional trucking for pre-owned vehicle purchases.

DOE as a percentage of total revenues for U.S. RAC was 63% for the second quarter of 2018 compared to 61% for the second quarter of 2017, an increase of 220 bps, and SG&A as a percentage of total revenues for U.S. RAC was 7% for the second quarter of 2018 and 2017.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Depreciation rates being used to compute the provision for depreciation of revenue earning vehicles are adjusted on certain vehicles in our vehicle rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold based on the expected hold period for the vehicles. The change in estimate, based on the review completed for U.S. RAC during the second quarter of 2018, resulted in additional depreciation expense of $2 million. The second quarter of 2018 rate change reflects declining residual values on large sport utility vehicles. The change in estimate, based on the review completed for U.S. RAC during the second quarter of 2017, resulted in additional depreciation expense of $24 million which reflected shortened hold periods on certain non-program vehicles as we rebalanced the fleet, our onboarding of a richer mix of premium model year 2017 vehicles, and declining residual values.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC decreased by $77 million, or 15%, in the second quarter of 2018 compared to 2017. The decrease year over year is primarily the result of improved residual values and a 16 percentage point increase in dispositions through dealer direct and retail sales channels. Net depreciation per unit per month decreased to $285 in the second quarter of 2018 compared to $353 in the second quarter of 2017.

Income before income taxes for U.S. RAC was $10 million in the second quarter of 2018 compared to a loss before income taxes of $146 million in the second quarter of 2017. The $156 million year over year favorable variance is primarily due to the impact of increased revenues, decreased depreciation expense on our revenue earning vehicles and the impairment of the Dollar Thrifty tradename in the second quarter of 2017. The favorable variance was partially offset by the increase in DOE, a $17 million increase in SG&A due to increased marketing expenses and a $16 million increase in vehicle related interest expense due to higher debt levels, higher market interest rates, and higher rates associated with increasing the mix of medium term funding.

Adjusted pre-tax income for U.S. RAC was $24 million in the second quarter of 2018 compared to adjusted pre-tax loss of $37 million in the second quarter of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Total U.S. RAC revenues were $3.1 billion in the first half of 2018, an increase of $182 million, or 6%, from the first half of 2017. Transaction days increased 6%, while Total RPD was flat. Increased volume was driven by a 14% increase in our off airport business and a 3% increase in our airport business. Off airport volume increased due to growth in our TNC, insurance replacement and retail rentals. Airport volume increased due to growth in our corporate and leisure rentals. Off airport revenues comprised 30% of total revenues for the segment in the first half of 2018 as compared to 28% in the first half of 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for U.S. RAC increased $167 million, or 9%, of which $47 million was driven by core rental volume, $37 million was driven by incremental investments in additional personnel and site improvement activities related to our transformation initiatives and $29 million was driven by growth in TNC rentals. Also contributing to the increase are the following:

•	Increased personnel related expenses of $15 million primarily due to the implementation of additional employee incentive programs.

•	Increased transportation expense of $13 million driven by increased usage, higher rates from third-party transportation providers and additional trucking for pre-owned vehicle purchases.

•	Increased facility expenses of $12 million driven by weather-related charges and corrective maintenance.

•	Increased maintenance expense of $8 million driven by higher average vehicles and a richer mix of premium vehicles.

DOE as a percentage of total revenues for U.S. RAC was 64% for the first half of 2018 compared to 62% for the first half of 2017, an increase of 180 bps, and SG&A as a percentage of total revenues for U.S. RAC was 7% for the first half of 2018 and 2017.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Depreciation rates being used to compute the provision for depreciation of revenue earning vehicles are adjusted on certain vehicles in our vehicle rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold based on the expected hold period for the vehicles. The changes in estimate, based on reviews completed for U.S. RAC during the first half of 2018, resulted in additional depreciation expense of $12 million. The first half of 2018 rate change reflects declining residual values on large sport utility vehicles. The changes in estimate, based on reviews completed for U.S. RAC during the first half of 2017, resulted in additional depreciation expense of $62 million which reflected shortened hold periods on certain non-program vehicles as we rebalanced the fleet, our onboarding of a richer mix of premium model year 2017 vehicles, and declining residual values.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC decreased by $142 million, or 14%, in the first half of 2018 compared to 2017. The decrease year over year is primarily the result of improved residual values and a 14 percentage point increase in dispositions through dealer direct and retail sales channels. Net depreciation per unit per month decreased to $293 in the first half of 2018 compared to $351 in the first half of 2017.

Loss before income taxes for U.S. RAC was $58 million in the first half of 2018 compared to $278 million in the first half quarter of 2017. The $220 million year over year favorable variance is primarily due to the impact of increased revenues, decreased depreciation expense on our revenue earning vehicles and the impairment of the Dollar Thrifty tradename in the second half of 2017. The favorable variance was partially offset by an increase in DOE and a $23 million increase in SG&A due to increased marketing expenses and a $32 million increase in vehicle related interest expense due to higher debt levels, higher market interest rates, and higher rates associated with increasing the mix of medium term funding.

Adjusted pre-tax loss for U.S. RAC was $24 million in the first half of 2018 compared to $152 million in the first half of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International Rental Car

	Three Months Ended June 30,		Percent Increase/(Decrease)		Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2018	2017			2018	2017
Total revenues	$589	$543	8%		$1,057	$955	11%
Direct vehicle and operating expenses	$322	$322	—		$622	$589	6
Depreciation of revenue earning vehicles and lease charges, net	$112	$100	12		$214	$185	16
Income (loss) before income taxes	$50	$43	16		$38	$37	3
Adjusted pre-tax income (loss)(a)	$74	$56	32		$69	$52	33
Transaction days (in thousands)(b)	13,225	13,235	—		23,199	23,419	(1)
Average vehicles(c)	187,300	186,100	1		168,000	168,300	—
Vehicle utilization(c)	78%	78%	(60)	bps	76%	77%	(60)	bps
Total RPD (in whole dollars)(d)	$44.61	$43.67	2		$45.09	$43.55	4
Total RPU per month (in whole dollars)(e)	$1,050	$1,035	1		$1,038	$1,010	3
Net depreciation per unit per month (in whole dollars)(f)	$199	$192	4		$209	$197	6
Percentage of program vehicles at period end	51%	46%	480	bps	51%	46%	480	bps
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Total revenues for International RAC increased $46 million, or 8%, in the second quarter of 2018 compared to 2017. Excluding a $35 million impact of foreign currency exchange rates, revenues increased $11 million, or 2%, driven by a 2% increase in Total RPD. Excluding the impact of the sale of our Brazil operations in 2017, total revenues for International RAC increased $58 million, or 11%, Total RPD was flat, and transactions days increased 4%.

DOE for International RAC was flat compared to the prior year. Excluding a $21 million impact of foreign currency exchange rates, DOE decreased $21 million, or 6% compared to the prior year driven by a decrease of $20 million in PLPD expense, due to favorable case development and fewer large claims, and a charge recorded in 2017 resulting from a terrorist event.

DOE as a percentage of total revenues for International RAC was 55% for the second quarter of 2018 compared to 59% for the second quarter of 2017, a decrease of 460 bps, and SG&A as a percentage of total revenues for International RAC was 11% for the second quarter of 2018 compared to 10% for the second quarter of 2017, an increase of 60 bps.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $12 million, or 12%, in the second quarter of 2018 compared to 2017. Excluding a $7 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net increased $5 million or 5% primarily due to an increase in average vehicles of 1% and higher per vehicle depreciation rates, which was driven by declining residual values on diesel vehicles in Europe and the divestiture of our Brazil operations. Net depreciation per unit per month for International RAC increased 4% to $199 from $192 for the second quarter of 2018 versus 2017.

Income before income taxes for International RAC was $50 million in the second quarter of 2018 compared to $43 million in the second quarter of 2017. The increase year over year is primarily due to an increase in revenues. The

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increase was partially offset by a $25 million increase in interest expense, net primarily due to the $20 million loss on extinguishment of debt associated with the redemption of the 4.375% European Vehicle Senior Notes due January 2019 and an increase in depreciation expense on our revenue earning vehicles.

Adjusted pre-tax income for International RAC was $74 million in the second quarter of 2018 compared to $56 million in the second quarter of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Total revenues for International RAC increased $102 million, or 11%, in the first half of 2018 compared to 2017. Excluding an $80 million impact of foreign currency exchange rates, revenues increased $22 million, or 2%, driven by an increase in pricing, partially offset by lower volume. Total RPD for International RAC increased 4% due to improved pricing in our leisure markets and the sale of our lower RPD operations in Brazil in the third quarter of 2017. Transaction days decreased 1% mostly due to the sale of our Brazil operations. Excluding the impact of the sale of our Brazil operations, total revenues for International RAC increased $127 million, or 14%, Total RPD increased 1%, and transactions days increased 4%.

DOE for International RAC increased $33 million in the first half of 2018 compared to 2017. Excluding a $51 million impact of foreign currency exchange rates, DOE decreased $18 million, or 3%, driven by a $22 million decrease in PLPD expense due to favorable case development and fewer large claims, and a charge recorded in 2017 resulting from a terrorist event. The decrease was partially offset by an increase of $8 million in maintenance and damage charges.

DOE as a percentage of total revenues for International RAC was 59% for the first half of 2018 compared to 62% for the first half of 2017, a decrease of 280 bps, and SG&A as a percentage of total revenues for International RAC was 11% for the first half of 2018 and 2017.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $29 million, or 16%, in the first half of 2018 compared to 2017. Excluding an $18 million impact of foreign currency exchange rates, depreciation of revenue earning vehicles and lease charges, net increased $11 million or 5% primarily due to higher per vehicle depreciation rates, which was driven by declining residual values on diesel vehicles in Europe. Net depreciation per unit per month for International RAC increased 6% to $209 from $197 for the first half of 2018 versus 2017.

Income before income taxes for International RAC was $38 million in the first half of 2018 compared to $37 million in the first half of 2017. The increase year over year is primarily due to an increase in revenues, partially offset by increased DOE and depreciation expense on our revenue earning vehicles. Additionally, there was an increase of $28 million in interest expense, net primarily due to the $20 million loss on extinguishment of debt associated with the redemption of the 4.375% European Vehicle Senior Notes due January 2019 and higher interest rates on our outstanding debt balances and a $13 million increase in SG&A mainly due to the impact of foreign currency exchange rates.

Adjusted pre-tax income for International RAC was $69 million in the first half of 2018 compared to $52 million in the first half of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

All Other Operations

The All Other Operations segment is primarily comprised of our Donlen business, as such, our discussion is limited to Donlen.

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions)	2018	2017		2018	2017
Total revenues	$172	$162	6%	$341	$313	9%
Direct vehicle and operating expenses	$8	$14	(43)	$17	$19	(11)
Depreciation of revenue earning vehicles and lease charges, net	$128	$119	8	$253	$236	7
Income (loss) before income taxes	$21	$16	31	$40	$34	18
Adjusted pre-tax income (loss)(a)	$24	$19	26	$47	$39	21
Average vehicles - Donlen	187,600	206,200	(9)	189,600	206,900	(8)
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Donlen had favorable results in the second quarter and first half of 2018 as compared to the second quarter and first half of 2017. Donlen units under lease increased 4% in the second quarter of 2018 versus 2017 and increased 3% in the first half of 2018 versus 2017. Growth in units under lease, as well as a richer mix of vehicles, resulted in increased revenues and depreciation expense. Additionally, there were increased charges related to new leases entered into beginning in 2017 with fewer comparable leases entered into in 2018, resulting in a decrease in DOE. The decrease in overall average vehicles in the second quarter and first half of 2018 as compared to the second quarter and first half of 2017 is due to a reduction in non-lease units in our maintenance management programs which drive a lower revenue per unit when compared to lease units under these programs.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Adjusted pre-tax income (loss):
U.S. Rental Car	$24	$(37)	$(24)	$(152)
International Rental Car	74	56	69	52
All Other Operations	24	19	47	39
Total reportable segments	122	38	92	(61)
Corporate(1)	(141)	(119)	(286)	(232)
Adjusted pre-tax income (loss)	(19)	(81)	(194)	(293)
Adjustments:
Acquisition accounting(2)	(15)	(16)	(30)	(31)
Debt-related charges(3)	(13)	(10)	(26)	(21)
Loss on extinguishment of debt(4)	(20)	(8)	(22)	(8)
Restructuring and restructuring related charges(5)	(10)	(5)	(13)	(13)
Impairment charges and asset write-downs(6)	—	(86)	—	(116)
Information technology and finance transformation costs(7)	(29)	(20)	(51)	(39)
Other(8)	22	(18)	22	(16)
Income (loss) before income taxes	$(84)	$(244)	$(314)	$(537)

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Adjusted pre-tax income (loss):
U.S. Rental Car	$24	$(37)	$(24)	$(152)
International Rental Car	74	56	69	52
All Other Operations	24	19	47	39
Total reportable segments	122	38	92	(61)
Corporate(1)	(143)	(120)	(289)	(234)
Adjusted pre-tax income (loss)	(21)	(82)	(197)	(295)
Adjustments:
Acquisition accounting(2)	(15)	(16)	(30)	(31)
Debt-related charges(3)	(13)	(10)	(26)	(21)
Loss on extinguishment of debt(4)	(20)	(8)	(22)	(8)
Restructuring and restructuring related charges(5)	(10)	(5)	(13)	(13)
Impairment charges and asset write-downs(6)	—	(86)	—	(116)
Information technology and finance transformation costs(7)	(29)	(20)	(51)	(39)
Other(8)	22	(18)	22	(16)
Income (loss) before income taxes	$(86)	$(245)	$(317)	$(539)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and equipment relating to acquisition accounting.

(3)	Primarily represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(4)
In 2018, primarily represents $20 million of early redemption premium and write-off of deferred financing costs associated with the full redemption of the 4.375% European Vehicle Senior Notes due January 2019 in April 2018. In 2017, represents $6 million of early redemption premium and write-off of deferred financing costs associated with the redemption of certain notes and a $2 million write-off of deferred financing costs associated with the termination of commitments under the Senior RCF.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(5)
Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs, which are shown separately in the table. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes consulting costs, legal fees and other expenses related to the previously disclosed accounting review and investigation.

(6)	In 2017, represents a second quarter $86 million impairment of the Dollar Thrifty tradename and a first quarter impairment of $30 million related to an equity method investment.

(7)	Represents costs associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize our systems and processes.

(8)
Represents miscellaneous or non-recurring items. In 2018, includes a $17 million gain on marketable securities and a $6 million legal settlement received in the second quarter related to an oil spill in the Gulf of Mexico in 2010. In 2017, includes first and second quarter adjustments, as applicable, to the carrying value of the our previous Brazil operations and second quarter charges of $6 million for labor-related matters and $5 million relating to PLPD as a result of a terrorist event.

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

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
	2018	2017	2018	2017
Transaction days (in thousands)	38,747	36,233	13,225	13,235
Average vehicles	523,000	495,000	187,300	186,100
Number of days in period	91	91	91	91
Available car days (in thousands)	47,593	45,045	17,044	16,935
Vehicle utilization	81%	80%	78%	78%

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
	2018	2017	2018	2017
Transaction days (in thousands)	72,949	68,545	23,199	23,419
Average vehicles	500,800	486,500	168,000	168,300
Number of days in period	181	181	181	181
Available car days (in thousands)	90,645	88,057	30,408	30,462
Vehicle utilization	80%	78%	76%	77%

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

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
($ in millions, except as noted)	2018	2017	2018	2017
Revenues	$1,628	$1,519	$589	$543
Ancillary retail vehicle sales revenue	(25)	(24)	—	—
Foreign currency adjustment(1)	—	—	1	35
Total rental revenue	$1,603	$1,495	$590	$578
Transaction days (in thousands)	38,747	36,233	13,225	13,235
Total RPD (in whole dollars)	$41.37	$41.26	$44.61	$43.67

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2018	2017	2018	2017
Revenues	$3,054	$2,872	$1,057	$955
Ancillary retail vehicle sales revenue	(51)	(46)	—	—
Foreign currency adjustment(1)	—	—	(11)	65
Total rental revenue	$3,003	$2,826	$1,046	$1,020
Transaction days (in thousands)	72,949	68,545	23,199	23,419
Total RPD (in whole dollars)	$41.17	$41.23	$45.09	$43.55

(1)	Based on December 31, 2017 foreign currency exchange rates for the periods presented.

(e)
Total RPU is calculated as total rental revenue divided by the average vehicles in each period and then divided by the number of months in the period reported. The calculation of Total RPU is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
($ in millions, except as noted)	2018	2017	2018	2017
Total rental revenue	$1,603	$1,495	$590	$578
Average vehicles	523,000	495,000	187,300	186,100
Total revenue per unit (in whole dollars)	$3,065	$3,020	$3,150	$3,106
Number of months in period	3	3	3	3
Total RPU per month (in whole dollars)	$1,022	$1,007	$1,050	$1,035

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2018	2017	2018	2017
Total rental revenue	$3,003	$2,826	$1,046	$1,020
Average vehicles	500,800	486,500	168,000	168,300
Total revenue per unit (in whole dollars)	$5,996	$5,809	$6,226	$6,061
Number of months in period	6	6	6	6
Total RPU (in whole dollars)	$999	$968	$1,038	$1,010

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

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
($ in millions, except as noted)	2018	2017	2018	2017
Depreciation of revenue earning vehicles and lease charges, net	$447	$524	$112	$100
Foreign currency adjustment(1)	—	—	—	7
Adjusted depreciation of revenue earning vehicles and lease charges, net	$447	$524	$112	$107
Average vehicles	523,000	495,000	187,300	186,100
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by average vehicles (in whole dollars)	$855	$1,059	$598	$575
Number of months in period	3	3	3	3
Net depreciation per unit per month (in whole dollars)	$285	$353	$199	$192

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2018	2017	2018	2017
Depreciation of revenue earning vehicles and lease charges, net	$881	$1,023	$214	$185
Foreign currency adjustment(1)	—	—	(3)	14
Adjusted depreciation of revenue earning vehicles and lease charges, net	$881	$1,023	$211	$199
Average vehicles	500,800	486,500	168,000	168,300
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by average vehicles (in whole dollars)	$1,759	$2,103	$1,256	$1,182
Number of months in period	6	6	6	6
Net depreciation per unit per month (in whole dollars)	$293	$351	$209	$197

(1)	Based on December 31, 2017 foreign currency exchange rates for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

As of June 30, 2018, we had $685 million of cash and cash equivalents and $236 million of restricted cash. Of these amounts, $159 million of cash and cash equivalents and $48 million of restricted cash was held by our subsidiaries outside of the U.S. If not in the form of loan repayments, repatriation of some of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

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

Cash Flows - Hertz

As of June 30, 2018, Hertz had cash, cash equivalents and restricted cash of $921 million as compared to $1.5 billion as of December 31, 2017. The following table summarizes the net change in cash, cash equivalents and restricted cash for the periods shown:

	Six Months Ended June 30,
(In millions)	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$945	$965	$(20)
Investing activities	(4,055)	(2,940)	(1,115)
Financing activities	2,537	3,067	(530)
Effect of exchange rate changes	(10)	17	(27)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(583)	$1,109	$(1,692)

During the first half of 2018, there was a $9 million increase in cash outflows from working capital accounts period over period and a reduction of cash inflows of $11 million from net income excluding non-cash items. The change from working capital accounts was due primarily to a $109 million decrease in cash due in part to an increase in customer receivables related to increased revenue year over year, an increase in prepaid expenses and other assets primarily related to vehicle purchases and an increase in value-added tax receivables in our International RAC segment. The above was partially offset by a $100 million increase in cash due in part to an increase in non-vehicle accounts payable and accrued liabilities related to commissions payable, insurance payables and prepaid rentals.

Our primary investing activities relate to the acquisition and disposals of revenue earning vehicles. There was a $1.1 billion increase in the use of cash for investing activities year over year primarily due to a $901 million increase in cash outflows for the purchase of revenue earning vehicles in U.S. RAC due to a higher volume of vehicles acquired earlier in 2018 versus 2017 with a richer mix of premium vehicles and a decrease in proceeds from the sale of revenue earnings vehicles of $181 million due to fewer vehicle dispositions year over year.

There were net cash inflows of $2.5 billion for financing activities for the first half of 2018 compared to $3.1 billion for the first half of 2017, primarily due to the issuance of $1.4 billion HVF II Series 2018-1 Notes, HVF II Series 2018-2 Notes and HVF II Series 2018-3 Notes and €500 million HHN BV 5.50% Senior Notes due March 2023. Additionally, during the first half of 2017, we issued $1.25 billion in aggregate principal amount of 7.625% Senior Second Priority Secured Notes due 2022 and had a $750 million draw on the Senior RCF.

Cash Flows - Hertz Global

As of June 30, 2018, Hertz Global had cash, cash equivalents and restricted cash of $921 million as compared to $1.5 billion as of December 31, 2017. The following table summarizes the net change in cash, cash equivalents and restricted cash for the periods shown:

	Six Months Ended June 30,
(In millions)	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$942	$963	$(21)
Investing activities	(4,055)	(2,940)	(1,115)
Financing activities	2,540	3,069	(529)
Effect of exchange rate changes	(10)	17	(27)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(583)	$1,109	$(1,692)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global and cash outflows by Hertz Global for the purchase of treasury shares. There were no purchases of treasury shares by Hertz Global during the first half of 2018 or 2017.

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

Refer to Part I, Item 1, Note 6, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of June 30, 2018. Cash paid for interest during the first half of 2018 was $175 million for interest on vehicle debt and $142 million for interest on non-vehicle debt. Cash paid for interest during the first half of 2017 was $130 million for interest on vehicle debt and $128 million for interest on non-vehicle debt.

Details of our corporate liquidity were as follows:

(In millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$685	$1,072
Availability under the Senior RCF	502	552
Corporate liquidity	$1,187	$1,624

Approximately $2.5 billion of vehicle debt and $25 million of non-vehicle debt will mature during the twelve months following the issuance of this Report (the "next twelve months") and we will need to refinance a portion of the debt. We have reviewed the maturing debt obligations and determined that it is probable that we will be able, and have the intent, to repay or refinance these facilities at such times as we deem appropriate prior to their maturities. We believe that cash generated from operations, cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us, will be adequate to permit us to meet our debt maturities over the next twelve months.

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

The Senior RCF and the Letter of Credit Facility contain a financial maintenance covenant applicable to such facilities. Such covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing such facilities (together, the "Senior Credit Agreement"), as of the last day of any fiscal quarter (the "Covenant Leverage Ratio"), may not exceed a ratio of 3.00 to 1.00.

As of June 30, 2018, Hertz was in compliance with the Covenant Leverage Ratio with a ratio of 1.60 to 1.00, as calculated in accordance with the Senior Credit Agreement. Consolidated EBITDA, as defined in the Senior Credit Agreement, is a component of the calculation of the Covenant Leverage Ratio and is a non-GAAP financial measure that is not a measure of operating results, but instead is a measure used to determine compliance with the Covenant Leverage Ratio under the Senior Credit Agreement. Consolidated EBITDA is generally defined in the Senior Credit Agreement as consolidated net income plus the sum of income taxes, non-vehicle interest expense, non-vehicle depreciation and amortization expense, and non-cash charges or losses, as further adjusted for certain other items permitted in calculating covenant compliance under the Senior RCF and the Letter of Credit Facility, including add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves.

Based on available liquidity from our expected operating results, the Senior RCF and other financing arrangements, Hertz expects to continue to be in compliance with the Covenant Leverage Ratio for at least the next twelve months.

Capital Expenditures

Revenue Earning Vehicles Expenditures

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2018
First Quarter	$(3,565)	$1,782	$(1,783)
Second Quarter	(4,045)	1,872	(2,173)
Total	$(7,610)	$3,654	$(3,956)
2017
First Quarter	$(2,837)	$1,935	$(902)
Second Quarter	(3,872)	1,900	(1,972)
Total	$(6,709)	$3,835	$(2,874)

As previously disclosed, we identified a classification error in our first quarter 2017 statement of cash flows that we corrected in the second quarter of 2017 related to our former operations in Brazil. Correction of the error resulted in a $25 million decrease to revenue earning vehicles expenditures and proceeds from disposals of revenues earning vehicles for the first quarter of 2017 and a $25 million increase of revenue earning vehicles expenditures and proceeds from disposals of revenues earning vehicles for the second quarter of 2017 in the table above. These revisions had no impact on net capital expenditures for revenue earning vehicles for either 2017 quarter and had no impact on the 2017 totals.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth net capital expenditures for revenue earning vehicles by segment for the periods shown:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2018	2017	$ Change	% Change
U.S. Rental Car	$(2,968)	$(1,862)	$(1,106)	59%
International Rental Car	(705)	(787)	82	(10)
All Other Operations	(283)	(225)	(58)	26
Total	$(3,956)	$(2,874)	$(1,082)	38

Capital Assets, Non-Vehicle

The table below sets forth our capital asset expenditures, non-vehicle, and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Capital Assets, Non-Vehicle
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2018
First Quarter	$(44)	$4	$(40)
Second Quarter	(36)	4	(32)
Total	$(80)	$8	$(72)
2017
First Quarter	$(41)	$7	$(34)
Second Quarter	(43)	4	(39)
Total	$(84)	$11	$(73)

The table below sets forth capital asset expenditures, non-vehicle, net of disposal proceeds, by segment for the periods shown:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2018	2017	$ Change	% Change
U.S. Rental Car	$(38)	$(41)	$3	(7)%
International Rental Car	(7)	(9)	2	(22)
All Other Operations	(2)	(3)	1	(33)
Corporate	(25)	(20)	(5)	25
Total	$(72)	$(73)	$1	(1)

As further described in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," to the Notes to our condensed consolidated financial statements included in this Report, we revised our condensed consolidated statements of cash flows for the six months ended June 30, 2017 to decrease capital asset expenditures, non-vehicle by $19 million, of which $13 million and $6 million is attributable to the first and second quarter of 2017, respectively. For the six months ended June 30, 2017, $4 million is attributable to our U.S. RAC segment and $15 million is attributable to our corporate operations.

CONTRACTUAL OBLIGATIONS

As of June 30, 2018, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2017 Form 10‑K. Changes to our aggregate indebtedness, including related interest and terms for new issuances, are described in Part I, Item 1, Note 6, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

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

As disclosed in Note 2, we adopted Topic 606 in accordance with the effective date on January 1, 2018. The Revenue from Contracts with Customers section of Note 2 includes disclosures regarding our method of adoption and the impact on our financial position, results of operations and cash flows. See Note 7, "Revenue," for information regarding our accounting policies for revenue recognition, including the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, as well as other required disclosures under Topic 606.

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

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in our 2017 Form 10‑K and the following, which were derived in part from the risks set forth in "Item 1A—Risk Factors" of our 2017 Form 10‑K:

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

ITEM 4.   CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2017 Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, we have taken, and continue to take, the actions described below to remediate our existing material weaknesses which have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Risk Assessment

To address the risk assessment material weakness, during the three months ended June 30, 2018, management completed the design and implementation of several internal controls over financial reporting to respond to the risks of material misstatement over financial reporting.

IT Systems

To address the material weakness associated with controls over IT, management performed the following during the three months ended June 30, 2018: (i) implemented enhanced controls to monitor developers’ access to production, (ii) implemented enhanced control activities related to access and monitoring of critical jobs, (iii) continued training for control owners regarding risks, controls and maintaining adequate evidence of review and (iv) hired additional resources to monitor compliance with policies, procedures and controls.

Income Taxes

To address the material weakness associated with controls over the analysis and assessment of income tax effects related to non-recurring transactions, the provision for income taxes and state deferred tax asset valuation allowances, during the three months ended June 30, 2018 management enhanced and designed specific quarterly control activities to assess the accounting for significant complex transactions and other tax related judgments.

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

HERTZ

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2017 Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, we have taken, and continue to take, the actions described below to remediate our existing material weaknesses which have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Risk Assessment

To address the risk assessment material weakness, during the three months ended June 30, 2018, management completed the design and implementation of several internal controls over financial reporting to respond to the risks of material misstatement over financial reporting.

IT Systems

To address the material weakness associated with controls over IT, management performed the following during the three months ended June 30, 2018: (i) implemented enhanced controls to monitor developers’ access to production, (ii) implemented enhanced control activities related to access and monitoring of critical jobs, (iii) continued training for control owners regarding risks, controls and maintaining adequate evidence of review and (iv) hired additional resources to monitor compliance with policies, procedures and controls.

Income Taxes

To address the material weakness associated with controls over the analysis and assessment of income tax effects related to non-recurring transactions, the provision for income taxes and state deferred tax asset valuation allowances, during the three months ended June 30, 2018 management enhanced and designed specific quarterly control activities to assess the accounting for significant complex transactions and other tax related judgments.

Our remediation efforts were ongoing during the three months ended June 30, 2018. To remediate our existing material weaknesses, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Part I, Item 1, Note 11, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

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

Date:	August 6, 2018	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ THOMAS C. KENNEDY
Thomas C. Kennedy Senior Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description
10.2.10	Hertz Holdings Hertz
Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 7, 2017).

10.2.11	Hertz Holdings Hertz
Form of Restricted Stock Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 7, 2017).

10.2.12	Hertz Holdings Hertz
Form of Performance Stock Agreement (EBITDA Award) under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 7, 2017).

10.2.13	Hertz Holdings Hertz
Form of Performance Stock Agreement (Donlen EBITDA Award) under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K/A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 7, 2017).

10.2.14	Hertz Holdings Hertz	Form of Performance Stock Unit Agreement under the 2016 Omnibus Incentive Plan (EBITDA)
10.2.15	Hertz Holdings Hertz	Form of Director Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan
10.2.16	Hertz Holdings Hertz	Form of Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (Pro Rata)
10.2.17	Hertz Holdings Hertz	Form of Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (Revenue)
10.2.18	Hertz Holdings Hertz	Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	Hertz Holdings Hertz	XBRL Instance Document*
101.SCH	Hertz Holdings Hertz	XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________________________________________________________________________

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

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