Form 10-Q
period 2018-09-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2018-11-08
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HERTZ GLOBAL HOLDINGS, INC.
THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	001-37665	61-1770902
DELAWARE	001-07541	13-1938568
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Hertz Global Holdings, Inc.	Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
	Smaller reporting company	☐	Emerging growth company	☐

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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

Indicate the number of shares outstanding as of the latest practicable date.

	Class	Shares Outstanding at	October 29, 2018
Hertz Global Holdings, Inc.	Common Stock, par value $0.01 per share	83,932,275
The Hertz Corporation	Common Stock, par value $0.01 per share	100 (100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$761	$1,072
Restricted cash and cash equivalents:
Vehicle	236	386
Non-vehicle	29	46
Total restricted cash and cash equivalents	265	432
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,026	1,504
Receivables:
Vehicle	796	531
Non-vehicle, net of allowance of $29 and $33, respectively	1,009	834
Total receivables, net	1,805	1,365
Prepaid expenses and other assets	991	687
Revenue earning vehicles:
Vehicles	16,972	14,574
Less accumulated depreciation	(3,395)	(3,238)
Total revenue earning vehicles, net	13,577	11,336
Property and equipment:
Land, buildings and leasehold improvements	1,214	1,233
Service equipment and other	786	763
Less accumulated depreciation	(1,219)	(1,156)
Total property and equipment, net	781	840
Other intangible assets, net	3,197	3,242
Goodwill	1,083	1,084
Total assets(a)	$22,460	$20,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$239	$294
Non-vehicle	765	652
Total accounts payable	1,004	946
Accrued liabilities	1,306	920
Accrued taxes, net	181	160
Debt:
Vehicle	12,737	10,431
Non-vehicle	4,421	4,434
Total debt	17,158	14,865
Public liability and property damage	439	427
Deferred income taxes, net	1,145	1,220
Total liabilities(a)	21,233	18,538
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value, no shares issued and outstanding	—	—
Common Stock, $0.01 par value, 86 and 86 shares issued and 84 and 84 shares outstanding	1	1
Additional paid-in capital	2,256	2,243
Accumulated deficit	(819)	(506)
Accumulated other comprehensive income (loss)	(135)	(118)
Treasury Stock, at cost, 2 shares and 2 shares	(100)	(100)
Total stockholders' equity attributable to Hertz Global	1,203	1,520
Noncontrolling interest	24	—
Total stockholders' equity	1,227	1,520
Total liabilities and stockholders' equity	$22,460	$20,058

(a)
Hertz Global Holdings, Inc.'s consolidated total assets as of September 30, 2018 and December 31, 2017 include total assets of variable interest entities (“VIEs”) of $800 million and $524 million, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of September 30, 2018 and December 31, 2017 include total liabilities of VIEs of $776 million and $524 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Special Purpose Entities" in Note 6, "Debt," and "Other Relationships" in Note 12, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Worldwide vehicle rental	$2,584	$2,413	$6,694	$6,240
All other operations	174	159	515	473
Total revenues	2,758	2,572	7,209	6,713
Expenses:
Direct vehicle and operating	1,459	1,348	4,043	3,735
Depreciation of revenue earning vehicles and lease charges, net	672	700	2,020	2,144
Selling, general and administrative	265	217	765	661
Interest expense, net:
Vehicle	115	90	336	242
Non-vehicle	73	86	218	223
Total interest expense, net	188	176	554	465
Intangible asset impairments	—	—	—	86
Other (income) expense, net	(7)	(12)	(36)	19
Total expenses	2,577	2,429	7,346	7,110
Income (loss) before income taxes	181	143	(137)	(397)
Income tax (provision) benefit	(41)	(50)	12	108
Net income (loss)	140	93	(125)	(289)
Net (income) loss attributable to noncontrolling interests	1	—	1	—
Net income (loss) attributable to Hertz Global	$141	$93	$(124)	$(289)
Weighted average shares outstanding:
Basic	84	83	83	83
Diluted	84	83	83	83
Earnings (loss) per share:
Basic earnings (loss) per share	$1.68	$1.12	$(1.49)	$(3.48)
Diluted earnings (loss) per share	$1.68	$1.12	$(1.49)	$(3.48)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$140	$93	$(125)	$(289)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	9	(18)	21
Reclassification of realized gain on securities to other (income) expense	—	—	—	(3)
Reclassification of foreign currency items to other (income) expense, net	(1)	8	(1)	8
Net gain (loss) on defined benefit pension plans	(1)	(3)	1	(7)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	—	1	—	3
Reclassification from other comprehensive income (loss) to other income/expense for amortization of actuarial (gains) losses on defined benefit pension plans	2	—	2	—
Total other comprehensive income (loss) before income taxes	1	15	(16)	22
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	—	(1)	(1)
Total other comprehensive income (loss)	—	15	(17)	21
Total comprehensive income (loss)	140	108	(142)	(268)
Comprehensive (income) loss attributable to noncontrolling interests	1	—	1	—
Comprehensive income (loss) attributable to Hertz Global	$141	$108	$(141)	$(268)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(125)	$(289)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	1,952	2,089
Depreciation and amortization, non-vehicle	166	182
Amortization of deferred financing costs and debt discount (premium)	36	33
Loss on extinguishment of debt	22	8
Stock-based compensation charges	10	16
Provision for receivables allowance	29	28
Deferred income taxes, net	(39)	(138)
Impairment charges and asset write-downs	—	116
(Gain) loss on marketable securities	(21)	(3)
Gain on sale of Brazil Operations	—	(6)
Other	1	(12)
Changes in assets and liabilities:
Non-vehicle receivables	(217)	(184)
Prepaid expenses and other assets	(58)	(25)
Non-vehicle accounts payable	119	140
Accrued liabilities	106	(5)
Accrued taxes, net	21	9
Public liability and property damage	15	18
Net cash provided by (used in) operating activities	2,017	1,977
Cash flows from investing activities:
Revenue earning vehicles expenditures	(10,076)	(8,683)
Proceeds from disposal of revenue earning vehicles	5,378	5,285
Capital asset expenditures, non-vehicle	(119)	(124)
Proceeds from property and other equipment disposed of or to be disposed of	47	18
Proceeds from sale of Brazil Operations, net of retained cash	—	94
Purchases of marketable securities	(60)	—
Sales of marketable securities	36	9
Other	(5)	(4)
Net cash provided by (used in) investing activities	(4,799)	(3,405)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(In millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	11,871	6,907
Repayments of vehicle debt	(9,525)	(5,887)
Proceeds from issuance of non-vehicle debt	387	2,100
Repayments of non-vehicle debt	(398)	(986)
Payment of financing costs	(30)	(43)
Early redemption premium payment	(19)	(5)
Contributions from noncontrolling interest owners	25	—
Other	(3)	(1)
Net cash provided by (used in) financing activities	2,308	2,085
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(4)	26
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(478)	683
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,504	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,026	$1,777

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$268	$212
Non-vehicle	171	164
Income taxes, net of refunds	15	40
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities, net of incentives	$101	$69
Sales of revenue earning vehicles included in receivables	658	443
Purchases of non-vehicle capital assets included in accounts payable	43	49
Sales of non-vehicle capital assets included in receivables	3	1
Receivable on sale of Brazil Operations	—	13
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	17	24

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$761	$1,072
Restricted cash and cash equivalents:
Vehicle	236	386
Non-vehicle	29	46
Total restricted cash and cash equivalents	265	432
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,026	1,504
Receivables:
Vehicle	796	531
Non-vehicle, net of allowance of $29 and $33, respectively	1,009	834
Total receivables, net	1,805	1,365
Prepaid expenses and other assets	991	687
Revenue earning vehicles:
Vehicles	16,972	14,574
Less accumulated depreciation	(3,395)	(3,238)
Total revenue earning vehicles, net	13,577	11,336
Property and equipment:
Land, buildings and leasehold improvements	1,214	1,233
Service equipment and other	786	763
Less accumulated depreciation	(1,219)	(1,156)
Total property and equipment, net	781	840
Other intangible assets, net	3,197	3,242
Goodwill	1,083	1,084
Total assets(a)	$22,460	$20,058
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$239	$294
Non-vehicle	765	652
Total accounts payable	1,004	946
Accrued liabilities	1,306	920
Accrued taxes, net	181	160
Debt:
Vehicle	12,737	10,431
Non-vehicle	4,421	4,434
Total debt	17,158	14,865
Public liability and property damage	439	427
Deferred income taxes, net	1,146	1,220
Total liabilities(a)	21,234	18,538
Commitments and contingencies
Stockholder's equity:
Common Stock, $0.01 par value, 100 shares issued and outstanding	—	—
Additional paid-in capital	3,183	3,166
Due from affiliate	(50)	(42)
Accumulated deficit	(1,796)	(1,486)
Accumulated other comprehensive income (loss)	(135)	(118)
Total stockholder's equity attributable to Hertz	1,202	1,520
Noncontrolling interest	24	—
Total stockholder's equity	1,226	1,520
Total liabilities and stockholder's equity	$22,460	$20,058

(a)
The Hertz Corporation's consolidated total assets as of September 30, 2018 and December 31, 2017 include total assets of variable interest entities (“VIEs”) of $800 million and $524 million, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of September 30, 2018 and December 31, 2017 include total liabilities of VIEs of $776 million and $524 million, respectively, for which the creditors of the VIEs have no recourse to the Hertz Corporation. See "Special Purpose Entities" in Note 6, "Debt," and "Other Relationships" in Note 12, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Worldwide vehicle rental	$2,584	$2,413	$6,694	$6,240
All other operations	174	159	515	473
Total revenues	2,758	2,572	7,209	6,713
Expenses:
Direct vehicle and operating	1,459	1,348	4,043	3,735
Depreciation of revenue earning vehicles and lease charges, net	672	700	2,020	2,144
Selling, general and administrative	265	217	765	661
Interest expense, net:
Vehicle	115	90	336	242
Non-vehicle	71	85	213	219
Total interest expense, net	186	175	549	461
Intangible asset impairments	—	—	—	86
Other (income) expense, net	(7)	(12)	(36)	19
Total expenses	2,575	2,428	7,341	7,106
Income (loss) before income taxes	183	144	(132)	(393)
Income tax (provision) benefit	(42)	(50)	10	107
Net income (loss)	141	94	(122)	(286)
Net (income) loss attributable to noncontrolling interests	1	—	1	—
Net income (loss) attributable to Hertz	$142	$94	$(121)	$(286)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$141	$94	$(122)	$(286)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	9	(18)	21
Reclassification of realized gain on securities to other (income) expense	—	—	—	(3)
Reclassification of foreign currency items to other (income) expense, net	(1)	8	(1)	8
Net gain (loss) on defined benefit pension plans	(1)	(3)	1	(7)
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	—	1	—	3
Reclassification from other comprehensive income (loss) to other income/expense for amortization of actuarial (gains) losses on defined benefit pension plans	2	—	2	—
Total other comprehensive income (loss) before income taxes	1	15	(16)	22
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	—	(1)	(1)
Total other comprehensive income (loss)	—	15	(17)	21
Total comprehensive income (loss)	141	109	(139)	(265)
Comprehensive (income) loss attributable to noncontrolling interests	1	—	1	—
Comprehensive income (loss) attributable to Hertz	$142	$109	$(138)	$(265)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(122)	$(286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of revenue earning vehicles, net	1,952	2,089
Depreciation and amortization, non-vehicle	166	182
Amortization of deferred financing costs and debt discount (premium)	36	33
Loss on extinguishment of debt	22	8
Stock-based compensation charges	10	16
Provision for receivables allowance	29	28
Deferred income taxes, net	(38)	(137)
Impairment charges and asset write-downs	—	116
(Gain) loss on marketable securities	(21)	(3)
Gain on sale of Brazil Operations	—	(6)
Other	1	(12)
Changes in assets and liabilities:
Non-vehicle receivables	(217)	(184)
Prepaid expenses and other assets	(58)	(25)
Non-vehicle accounts payable	119	140
Accrued liabilities	106	(5)
Accrued taxes, net	21	9
Public liability and property damage	15	18
Net cash provided by (used in) operating activities	2,021	1,981
Cash flows from investing activities:
Revenue earning vehicles expenditures	(10,076)	(8,683)
Proceeds from disposal of revenue earning vehicles	5,378	5,285
Capital asset expenditures, non-vehicle	(119)	(124)
Proceeds from property and other equipment disposed of or to be disposed of	47	18
Proceeds from sale of Brazil Operations, net of retained cash	—	94
Purchases of marketable securities	(60)	—
Sales of marketable securities	36	9
Other	(5)	(4)
Net cash provided by (used in) investing activities	(4,799)	(3,405)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	11,871	6,907
Repayments of vehicle debt	(9,525)	(5,887)
Proceeds from issuance of non-vehicle debt	387	2,100
Repayments of non-vehicle debt	(398)	(986)
Payment of financing costs	(30)	(43)
Early redemption premium payment	(19)	(5)
Advances to Hertz Holdings	(7)	(4)
Contributions from noncontrolling interest owners	25	—
Other	—	(1)
Net cash provided by (used in) financing activities	2,304	2,081
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(4)	26
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(478)	683
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,504	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,026	$1,777

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$268	$212
Non-vehicle	171	164
Income taxes, net of refunds	15	40
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities, net of incentives	$101	$69
Sales of revenue earning vehicles included in receivables	658	443
Purchases of non-vehicle capital assets included in accounts payable	43	49
Sales of non-vehicle capital assets included in receivables	3	1
Receivable on sale of Brazil Operations	—	13
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	17	24

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2018 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

The December 31, 2017 unaudited condensed consolidated balance sheet data is derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the Company's Form 10‑K for the year ended December 31, 2017 (the "2017 Form 10‑K"), as filed with the Securities and Exchange Commission ("SEC") on February 27, 2018. Certain prior period amounts have been reclassified to conform with current period presentation.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz Global

(In millions, except per share data)	As Reported	Effect of Adoption Increase (Decrease)	Balances Without Adoption
Unaudited Condensed Consolidated Balance Sheet as of September 30, 2018:
Accrued liabilities	$1,306	$245	$1,061
Deferred income taxes, net	1,145	(53)	1,198
Total liabilities	21,233	192	21,041
Accumulated deficit	(819)	(192)	(627)
Total stockholders' equity	1,227	(192)	1,419
Unaudited Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2018:
Worldwide vehicle rental revenues	$2,584	$(7)	$2,591
Selling, general and administrative expense	265	(1)	266
Income (loss) before income taxes	181	(6)	187
Income tax (provision) benefit	(41)	—	(41)
Net income (loss)	140	(6)	146
Net (income) loss attributable to noncontrolling interests	1	—	1
Net income (loss) attributable to Hertz Global	141	(6)	147
Basic earnings (loss) per share	1.68	(0.07)	1.75
Diluted earnings (loss) per share	1.68	(0.07)	1.75
Unaudited Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2018:
Worldwide vehicle rental revenues	$6,694	$(6)	$6,700
Selling, general and administrative expense	765	(1)	766
Income (loss) before income taxes	(137)	(5)	(132)
Income tax (provision) benefit	12	2	10
Net income (loss)	(125)	(3)	(122)
Net (income) loss attributable to noncontrolling interests	1	—	1
Net income (loss) attributable to Hertz Global	(124)	(3)	(121)
Basic earnings (loss) per share	(1.49)	(0.04)	(1.45)
Diluted earnings (loss) per share	(1.49)	(0.04)	(1.45)
Unaudited Condensed Consolidated Statement of Cash Flow for the Nine Months Ended September 30, 2018:
Cash flows from operating activities:
Net income (loss)	$(125)	$(3)	$(122)
Deferred income taxes, net	(39)	(2)	(37)
Accrued liabilities	106	5	101

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz

(In millions, except per share data)	As Reported	Effect of Adoption Increase (Decrease)	Balances Without Adoption
Unaudited Condensed Consolidated Balance Sheet as of September 30, 2018:
Accrued liabilities	$1,306	$245	$1,061
Deferred income taxes, net	1,146	(53)	1,199
Total liabilities	21,234	192	21,042
Accumulated deficit	(1,796)	(192)	(1,604)
Total stockholders' equity	1,226	(192)	1,418
Unaudited Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2018:
Worldwide vehicle rental revenues	$2,584	$(7)	$2,591
Selling, general and administrative expense	265	(1)	266
Income (loss) before income taxes	183	(6)	189
Income tax (provision) benefit	(42)	—	(42)
Net income (loss)	141	(6)	147
Net (income) loss attributable to noncontrolling interests	1	—	1
Net income (loss) attributable to Hertz	142	(6)	148
Unaudited Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2018:
Worldwide vehicle rental revenues	$6,694	$(6)	$6,700
Selling, general and administrative expense	765	(1)	766
Income (loss) before income taxes	(132)	(5)	(127)
Income tax (provision) benefit	10	2	8
Net income (loss)	(122)	(3)	(119)
Net (income) loss attributable to noncontrolling interests	1	—	1
Net income (loss) attributable to Hertz	(121)	(3)	(118)
Unaudited Condensed Consolidated Statement of Cash Flow for the Nine Months Ended September 30, 2018:
Cash flows from operating activities:
Net income (loss)	$(122)	$(3)	$(119)
Deferred income taxes, net	(38)	(2)	(36)
Accrued liabilities	106	5	101

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
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Adoption of this guidance had no impact on the Company's financial position or results of operations. The impact to the unaudited condensed consolidated statement of cash flows of adopting this guidance is as follows:

Hertz Global

	Nine Months Ended September 30, 2017
(In millions)	As Previously Reported	Adjustments	As Adjusted
Net change in restricted cash and cash equivalents, vehicle	$89	$(89)	$—
Net cash provided by (used in) investing activities	(3,316)	(89)	(3,405)
Net change in restricted cash and cash equivalents, non-vehicle	(833)	833	—
Net cash provided by (used in) financing activities	1,252	833	2,085
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash(1)	19	7	26
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period(1)	816	278	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period(1)	748	1,029	1,777

Hertz

	Nine Months Ended September 30, 2017
(In millions)	As Previously Reported	Adjustments	As Adjusted
Net change in restricted cash and cash equivalents, vehicle	$89	$(89)	$—
Net cash provided by (used in) investing activities	(3,316)	(89)	(3,405)
Net change in restricted cash and cash equivalents, non-vehicle	(833)	833	—
Net cash provided by (used in) financing activities	1,248	833	2,081
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash(1)	19	7	26
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period(1)	816	278	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period(1)	748	1,029	1,777

(1)	The amounts as previously reported were comprised of cash and cash equivalents and did not include restricted cash and restricted cash equivalents.

Not Yet Adopted

Leases

In February 2016, the FASB issued guidance that replaces the existing lease guidance in U.S. GAAP. The new guidance ("Topic 842") establishes a right-of-use (“ROU”) model that requires a lessee to record on the balance sheet a ROU asset and corresponding lease liability based on the present value of future lease payments for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Topic 842 also expands the requirements for lessees to record leases embedded in other arrangements. Additionally, enhanced quantitative and qualitative disclosures surrounding leases are required which provide financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases. Topic 842 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods with early adoption permitted. The Company intends to adopt this guidance, in accordance with the effective date, on January 1, 2019. A modified retrospective transition approach is required for

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

both lessees and lessors for existing leases at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company intends to avail itself of the allowable practical expedients for existing or expired contracts of lessees and lessors wherein the Company would not be required to reassess whether such contracts contain leases, the lease classification or the initial direct costs. Additionally, with respect to its real estate and fleet leases, the Company intends to avail itself of the practical expedient for lessees which allows it to elect an accounting policy by class of underlying asset to combine lease and non-lease components. The Company does not intend to utilize the practical expedient which allows the use of hindsight by lessees and lessors in determining the lease term and in assessing impairment of its ROU assets. The Company is in the process of evaluating whether to avail itself of other allowable practicable expedients during transition.

In July 2018, the FASB issued guidance related to Topic 842 that provides an additional transition method that would allow the Company to only apply the new lease standard in the year of adoption. Additionally, the guidance provides a practical expedient for lessors that would allow the Company to elect as an accounting policy, by class of underlying asset, to combine non-lease components with the related lease components, if certain conditions are met. This could allow the Company to account for all revenue earned from the operations of rental vehicles and from other forms of rental related activities under the new lease guidance. The Company plans to adopt the new transition method which allows the application of the standard at the adoption date, January 1, 2019, and will recognize a cumulative-effect adjustment to the opening balances of retained earnings in the period of adoption. The Company intends to avail itself of the practical expedient for lessors which allows it to elect an accounting policy by class of underlying asset to combine lease and non-lease components, with respect to its real estate and fleet leases.

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

Lessor

The Company has concluded that revenue earned from the rental and leasing of vehicles and from other forms of rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset is within the scope of this guidance and that additional disclosures regarding lease revenue are required upon adoption. The Company is in the process of evaluating the breakdown of its vehicle rental revenues into lease and non-lease components to determine if the recognition timing and pattern of transfer of the non-lease components meet the practical expedient requirements. There is no impact to the nature, timing or recognition of rental lease revenue upon adoption of this guidance.

Reporting Comprehensive Income

In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act ("TCJA"). The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The guidance should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company will adopt this guidance on January 1, 2019, in accordance with the effective date. Adoption of this guidance will result in a reclassification of certain amounts from accumulated other comprehensive income to retained earnings as of the date adopted.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Changes to Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued guidance that modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to remove disclosures no longer considered cost beneficial, add disclosures identified as relevant and clarify certain disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2020 using a retrospective transition method. Early adoption is permitted. The Company is in the process of determining the timing of adoption and assessing the overall impact of adopting this guidance on its disclosures.

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued guidance on a customer's accounting for implementation fees paid in a cloud computing service contract arrangement that addresses which implementation costs to capitalize as an asset and which costs to expense. Capitalized implementation fees are to be expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses. The entity is also required to present the capitalized implementation fees on the balance sheet in the same line item as the prepayment for hosting service fees associated with the cloud computing arrangement.

The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods using a retrospective or prospective transition method. Early adoption is permitted, including adoption in any interim period. The Company is in the process of determining the method and timing of adoption and assessing the overall impact of adopting this guidance on its financial position, results of operations and cash flows.

Note 3—Acquisitions and Divestitures

Divestitures

Equity Investment

The Company had an investment that was accounted for under the equity method. In March 2017, the Company determined it had an other than temporary loss in value of its investment and recorded an impairment charge of $30 million, which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2017. In September 2017, the investee was dissolved and the Company no longer has an ownership interest in the entity.

Brazil Operations

In August 2017, the Company completed the sale of Car Rental Systems do Brasil Locação de Veiculos Ltd., a wholly owned subsidiary of the Company located in Brazil ("Brazil Operations"), to Localiza Fleet S.A., a corporation headquartered in Brazil, and received proceeds of $115 million, of which $13 million was placed in escrow to secure certain indemnification obligations. Prior to the sale, the Brazil Operations were reported in the Company's International Rental Car Segment. As a result of the sale, the Company recorded a $6 million gain, net of the impact of foreign currency adjustments, which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017. As part of the sale, both companies entered into referral and brand cooperation agreements to govern their ongoing relationship which have an initial term of twenty years with an option to extend for another twenty years. The alliance also involves the exchange of knowledge in areas of technology, customer service and operational excellence.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	September 30, 2018	December 31, 2017
Revenue earning vehicles	$16,376	$14,209
Less accumulated depreciation	(3,231)	(3,123)
	13,145	11,086
Revenue earning vehicles held for sale, net	432	250
Revenue earning vehicles, net	$13,577	$11,336

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Depreciation of revenue earning vehicles	$619	$636	$1,847	$1,902
(Gain) loss on disposal of revenue earning vehicles, net(a)	27	43	105	187
Lease charges	26	21	68	55
Depreciation of revenue earning vehicles and lease charges, net	$672	$700	$2,020	$2,144

(a)    (Gain) loss on disposal of revenue earning vehicles, net by segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
U.S. Rental Car(i)	$29	$43	$107	$187
International Rental Car	(2)	—	(2)	—
Total	$27	$43	$105	$187

(i)
Includes costs associated with the Company's U.S. vehicle sales operations of $39 million and $36 million for the three months ended September 30, 2018 and 2017, respectively, and $109 million and $99 million for the nine months ended September 30, 2018 and 2017, respectively.

Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods for the vehicles. The impact of depreciation rate changes is as follows:

Increase (decrease)	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
U.S. Rental Car(a)	$(32)	$6	$(20)	$68
International Rental Car	(1)	4	2	5
Total	$(33)	$10	$(18)	$73

(a)
The depreciation rate changes in the U.S. Rental Car operations for the three and nine months ended September 30, 2018 include a net decrease in depreciation expense of $30 million based on the review completed during the third quarter of 2018. The depreciation rate changes in the U.S. Rental Car operations for the three and nine months ended September 30, 2017 include a net decrease in depreciation expense of $15 million based on the review completed during the third quarter of 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 5—Intangible Asset Impairment

As a result of declines in revenue and profitability of the Company and a decline in the share price of Hertz Global's common stock, the Company performed an impairment analysis of its indefinite-lived intangible assets as of June 30, 2017 using the relief from royalty method, a measurement using level 3 inputs under the U.S. GAAP fair value hierarchy. As a result of the analysis, the Company concluded that there was an impairment of the Dollar Thrifty tradename in its U.S. Rental Car segment and recorded a charge of $86 million. The impairment was largely due to a decrease in long-term revenue projections coupled with an increase in the weighted average cost of capital. The carrying value of the Dollar Thrifty tradename subsequent to recording the impairment charge is approximately $934 million, representing its estimated fair value.

Note 6—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions):

Facility	Weighted Average Interest Rate as of September 30, 2018	Fixed or Floating Interest Rate	Maturity	September 30, 2018	December 31, 2017
Non-Vehicle Debt
Senior Term Loan	5.00%	Floating	6/2023	$677	$688
Senior RCF	N/A	Floating	6/2021	—	—
Senior Notes(1)	6.13%	Fixed	10/2020-10/2024	2,500	2,500
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	1,250	1,250
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	3.08%	Fixed	Various	2	11
Unamortized Debt Issuance Costs and Net (Discount) Premium				(35)	(42)
Total Non-Vehicle Debt				4,421	4,434
Vehicle Debt
HVF U.S. Vehicle Medium Term Notes
HVF Series 2010-1	N/A	N/A	N/A	—	39
HVF Series 2013-1(2)	N/A	N/A	N/A	—	625
				—	664
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	3.68%	Floating	3/2020	3,170	1,970
HVF II Series 2013-B(2)	3.66%	Floating	3/2020	15	123
				3,185	2,093

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted Average Interest Rate as of September 30, 2018	Fixed or Floating Interest Rate	Maturity	September 30, 2018	December 31, 2017
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-2(2)	N/A	N/A	N/A	—	265
HVF II Series 2015-3(2)	3.10%	Fixed	9/2020	371	371
HVF II Series 2016-1(2)	2.89%	Fixed	3/2019	466	466
HVF II Series 2016-2(2)	3.41%	Fixed	3/2021	595	595
HVF II Series 2016-3(2)	2.72%	Fixed	7/2019	424	424
HVF II Series 2016-4(2)	3.09%	Fixed	7/2021	424	424
HVF II Series 2017-1(2)	3.38%	Fixed	10/2020	450	450
HVF II Series 2017-2(2)	3.57%	Fixed	10/2022	350	350
HVF II Series 2018-1(2)	3.41%	Fixed	2/2023	1,000	—
HVF II Series 2018-2(2)	3.80%	Fixed	6/2021	200	—
HVF II Series 2018-3(2)	4.15%	Fixed	7/2023	200	—
				5,260	4,125
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	2.72%	Floating	3/2020	170	380
				170	380
HFLF Medium Term Notes
HFLF Series 2015-1(3)	3.22%	Floating	10/2018-3/2019	58	145
HFLF Series 2016-1(3)	3.28%	Both	10/2018-2/2020	204	318
HFLF Series 2017-1(3)	2.66%	Both	10/2018-2/2021	437	500
HFLF Series 2018-1(3)	2.58%	Both	7/2019-6/2021	550	—
				1,249	963
Vehicle Debt - Other
U.S. Vehicle RCF	4.52%	Floating	6/2021	133	186
European Revolving Credit Facility	2.95%	Floating	10/2018-3/2020	514	184
European Vehicle Notes(4)	5.07%	Fixed	10/2021-3/2023	851	773
European Securitization(2)	1.70%	Floating	10/2018-3/2020	515	367
Canadian Securitization(2)	3.27%	Floating	10/2018-3/2020	315	237
Australian Securitization(2)	3.56%	Floating	3/2020	142	155
New Zealand RCF	4.61%	Floating	3/2020	40	42
U.K. Financing Facility	3.08%	Floating	10/2018-8/2021	363	251
Other Vehicle Debt	4.01%	Floating	10/2018-10/2022	47	51
				2,920	2,246
Unamortized Debt Issuance Costs and Net (Discount) Premium				(47)	(40)
Total Vehicle Debt				12,737	10,431
Total Debt				$17,158	$14,865
N/A - Not applicable

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth on the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	September 30, 2018	December 31, 2017
5.875% Senior Notes due October 2020	$700	$700
7.375% Senior Notes due January 2021	500	500
6.250% Senior Notes due October 2022	500	500
5.500% Senior Notes due October 2024	800	800
	$2,500	$2,500

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

(3)
In the case of the Hertz Fleet Lease Funding LP ("HFLF") Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. The initial maturity date referenced for each series of HFLF Medium Term Notes represents the end of the revolving period for such series, at which time the related notes begin to amortize monthly by an amount equal to the lease collections payable to that series. To the extent the revolving period already has ended, the initial maturity date reflected is October 2018. The second maturity date referenced for each series of HFLF Medium Term Notes represents the date by which Hertz and the investors in the related series expect such series of notes to be repaid in full, which is based upon various assumptions made at the time of pricing of such notes, including the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases. Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date.” The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight-line amortization of the related notes from the initial maturity date through the expected final maturity date.

(4)
References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly owned subsidiary of Hertz organized under the laws of The Netherlands (“HHN BV”), unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.17 to 1 and 1.19 to 1 as of September 30, 2018 and December 31, 2017, respectively) set forth on the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicle Notes	September 30, 2018	December 31, 2017
4.375% Senior Notes due January 2019	$—	$505
4.125% Senior Notes due October 2021	264	268
5.500% Senior Notes due March 2023	587	—
	$851	$773

The Company is highly leveraged and a substantial portion of its liquidity needs arise from debt service on its indebtedness and from the funding of its costs of operations and capital expenditures. The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse impact on its operations resulting from adverse financial market conditions. As of September 30, 2018, approximately $2.3 billion of vehicle debt and $16 million of non-vehicle debt is due to mature between October 1, 2018 and September 30, 2019.

The Company has reviewed its debt facilities and determined that it is probable that the Company will be able, and has the intent, to refinance these facilities at such times as the Company determines appropriate prior to their respective maturities.

Non-Vehicle Debt

Senior Facilities

In June 2018, the Company terminated letters of credit issued under the Senior RCF with a stated amount of approximately $302 million and reissued such letters of credit under the Letter of Credit Facility, as defined below. As a result, the commitments under the Senior RCF were permanently reduced on a dollar-for-dollar basis, such that after giving effect to such reduction the Senior RCF consists of a $865 million senior secured revolving credit facility.

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

European Revolving Credit Facility

In March 2018, HHN BV amended its credit agreement ("European Revolving Credit Facility") to provide for aggregate maximum borrowing capacity (subject to borrowing base availability) of up to €438 million during the peak rental season, for a seasonal commitment period through October 2018. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the European Revolving Credit Facility will revert to €235 million (subject to borrowing base availability). In October 2018, the European Revolving Credit Facility was terminated, as further described below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

European ABS

In October 2018, International Fleet Financing No.2 B.V (“IFF No. 2”), a special purpose entity which is intended to be bankruptcy remote, issued variable funding rental car asset backed notes that permit borrowings by IFF No. 2 on a revolving basis in an aggregate amount up to €1.0 billion with a term of two years ("European ABS"). The European ABS is the primary vehicle financing facility for the Company's vehicle rental operations in France, the Netherlands, Germany and Spain. The lenders under the European ABS have been granted a security interest in the owned rental vehicles used in the Company's vehicle rental operations in these countries and certain contractual rights related to such vehicles.

In connection with the above transaction, the Company terminated the European Revolving Credit Facility and the European Securitization.

Canadian Securitization

In May 2018, TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly owned, special purpose subsidiary of Hertz, amended its supplemental indenture for its Series 2015-A Variable Funding Rental Car Asset Backed Notes (the "Funding LP Series 2015-A Notes") to provide for aggregate maximum borrowing capacity (subject to borrowing base availability) of up to CAD$410 million during the peak rental season, for a seasonal commitment period through October 2018. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the Funding LP Series 2015-A Notes will revert to CAD$350 million (subject to borrowing base availability).

U.K. Financing Facility

In May 2018, Hertz U.K. Limited amended its credit agreement ("U.K. Financing Facility") to provide for aggregate maximum borrowing capacity (subject to asset availability) of up to £287.5 million during the peak rental season, and in July 2018, the U.K. Financing Facility was further amended to provide for aggregate maximum borrowing capacity (subject to asset availability) of up to £300 million during the peak rental season, for a seasonal commitment period through September 2018. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the U.K. Financing Facility reverted to £250 million (subject to asset availability).

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following facilities were available to the Company as of September 30, 2018, and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$505	$505
Letter of Credit Facility	1	1
Total Non-Vehicle Debt	506	506
Vehicle Debt
U.S. Vehicle RCF	—	—
HVF II U.S. Vehicle Variable Funding Notes	480	—
HFLF Variable Funding Notes	330	1
European Revolving Credit Facility	—	—
European Securitization	25	5
Canadian Securitization	—	—
Australian Securitization	40	—
U.K. Financing Facility	32	—
New Zealand RCF	—	—
Total Vehicle Debt	907	6
Total	$1,413	$512

Letters of Credit

As of September 30, 2018, there were outstanding standby letters of credit totaling $672 million. As disclosed above, the Company terminated letters of credit issued under the Senior RCF and reissued such letters of credit under the Letter of Credit Facility. Issued letters of credit primarily support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount, $360 million was issued under the Senior RCF and $301 million was issued under the Letter of Credit Facility. As of September 30, 2018, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in "IFF No. 2", whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a variable interest entity and the Company is the primary beneficiary, therefore, the assets, liabilities, and results of operations of IFF No. 2 are included in the Company's unaudited condensed consolidated financial statements. As of September 30, 2018 and December 31, 2017, IFF No. 2 had total assets of $776 million and $524 million, respectively, primarily comprised of loan receivables, and total liabilities of $776 million and $524 million, respectively, primarily comprised of debt and loan payables.

Covenant Compliance

The financial covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing the Senior RCF and the Letter of Credit Facility, as of the last day of any fiscal quarter following and including

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

fiscal quarter ending December 31, 2017 (the "Covenant Leverage Ratio"), may not exceed a ratio of 3.00 to 1.00. As of September 30, 2018, Hertz was in compliance with the Covenant Leverage Ratio.

Note 7—Revenue

The Company recognizes two types of revenue: (i) revenue from contracts with customers; and (ii) lease revenue, which is generated through the fleet leasing operations of its Donlen subsidiary.

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

Revenue from Contracts with Customers

The Company operates at airport rental locations in the U.S. and internationally ("airport") and at off airport locations also in the U.S. and internationally ("off airport"). For the Company's airport company-operated rental locations, the Company has obtained concessions or similar leasing agreements or arrangements, granting it the right to conduct a vehicle rental business at the respective airport. The terms of an airport concession typically require the Company to pay the airport's operator concession fees based upon a specified percentage of the revenues it generates at the airport, subject to a minimum annual guarantee. The terms of the Company's concessions typically do not forbid it from seeking, and in a few instances require it to seek, reimbursement from customers for concession fees it pays; however, in certain jurisdictions the law limits or forbids the Company from doing so. Where the Company is required or permitted to seek such reimbursement, it is its general practice to do so. The Company's airport rental customers are typically airline travelers; whereas the Company's off airport rental customers include people who prefer to rent vehicles closer to their home or place of work for business or leisure purposes, as well as those needing to travel to or from airports. The Company's off airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their vehicles were damaged, those expecting to lease vehicles that are not yet available from their leasing companies and replacement renters. In addition, the Company's off airport customers include drivers for transportation network companies ("TNC").

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table presents revenues from contracts with customers by reportable segment and disaggregated by product/service and type of location and customer:

	Three Months Ending September 30, 2018
(In millions)	U.S. Rental Car	International Rental Car	All Other Operations	Consolidated
Vehicle rental and rental related:
Airport	$1,279	$446	$—	$1,725
Off airport	535	242	—	777
Total vehicle rental and rental related	1,814	688	—	2,502

Other:
Licensee revenue	10	44	—	54
Ancillary retail vehicle sales	27	—	—	27
Fleet management	—	—	10	10
Total other	37	44	10	91
Total revenue from contracts with customers	$1,851	$732	$10	$2,593

	Nine Months Ending September 30, 2018
(In millions)	U.S. Rental Car	International Rental Car	All Other Operations	Consolidated
Vehicle rental and rental related:
Airport	$3,403	$1,029	$—	$4,432
Off airport	1,400	646	—	2,046
Total vehicle rental and rental related	4,803	1,675	—	6,478

Other:
Licensee revenue	24	114	—	138
Ancillary retail vehicle sales	78	—	—	78
Fleet management	—	—	32	32
Total other	102	114	32	248
Total revenue from contracts with customers	$4,905	$1,789	$32	$6,726

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

Loyalty Programs - The Company offers loyalty programs, primarily Hertz Gold Plus Rewards, wherein customers are eligible to earn loyalty points that are redeemable for free rental days or can be converted to loyalty points for redemption of products and services under loyalty programs of other companies. Each transaction that generates loyalty points results in the deferral of revenue equivalent to the retail value of the redemption of the loyalty points. The associated revenue is recognized when the customer redeems the loyalty points at some point in the future. The retail value of loyalty points is estimated based on the expected retail value of the future vehicle rental to be provided less an estimated amount representing loyalty points that are not expected to be redeemed (“breakage”). Breakage is estimated on a quarterly basis and includes significant assumptions such as historical breakage trends and internal Company forecasts. During the three and nine months ended September 30, 2018, based on the net impact of loyalty points earned and redeemed by customers, the Company recorded a net revenue deferral of $9 million and $5 million, respectively. As of September 30, 2018, the value of unredeemed loyalty points is $271 million, which is recorded as a contract liability in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet.

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

Fleet Management Revenue

The Company's Donlen subsidiary generates revenue from various fleet management services, such as fuel purchasing and management, preventive maintenance, repair consultation, toll management and accident management. Fleet management revenue is recognized net of any fees collected from customers on behalf of third-party service providers, as services are rendered.

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

The contract liability balance as of September 30, 2018 is $351 million and is included in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet. The contract liability as of January 1, 2018, after giving effect to the adoption of Topic 606, was $345 million and revenue recognized during the nine months ended September 30, 2018 for such contract liabilities is $129 million. The contract liability as of June 30, 2018 was $412 million and revenue recognized during the three months ended September 30, 2018 for such contract liabilities is $164 million.

Note 8—Income Tax (Provision) Benefit

The Company recognized the income tax effects of the tax reform legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA") in its audited consolidated financial statements included in the Company’s 2017 Form 10‑K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law. The guidance also provides for a measurement period of up to one year from the enactment date for the Company to complete the accounting for the U.S. tax law changes. As such, the Company’s 2017 financial position reflects the provisional estimate of the income tax effects of the TCJA, which was based on certain assumptions and the Company's interpretation of the law at that time.

During the third quarter of 2018, the Company further analyzed tax liabilities associated with the deemed repatriation of cumulative earnings from foreign subsidiaries. As a result of the analysis, the Company has recorded a non-cash tax expense of approximately $15 million, consisting of a $25 million one-time transition tax liability, offset by $10 million of remeasured net operating losses. The amounts recorded are estimates and are subject to change as the Company continues to analyze the impact of TCJA provisions.

The income tax provision for the three and nine months ended September 30, 2018 also incorporates the TCJA's changes to deductions for executive compensation and meals and entertainment. Other provisions include global intangible low-tax income ("GILTI"), base erosion anti-avoidance tax ("BEAT"), foreign-derived intangible income ("FDII") and an interest expense deduction limitation. As of September 30, 2018, the Company estimates no short-to-medium term tax liability resulting from GILTI, BEAT, FDII, or the interest limitation. These estimates are based on the Company's current interpretation of the TCJA. These assumptions and interpretations may change as as the interpretation of the TCJA evolves and as additional clarification and implementation guidance are issued.

Changes in the estimates described above could potentially affect the measurement of deferred tax assets and liabilities or potentially give rise to new deferred tax amounts.

Hertz Global

The effective tax rate for the three months ended September 30, 2018 and 2017 is (23)% and (35)%, respectively. The effective tax rate for the nine months ended September 30, 2018 and 2017 is 9% and 27%, respectively.

The Company recorded a tax provision of $41 million for the three months ended September 30, 2018, compared to $50 million for the three months ended September 30, 2017. The effective income tax rate and related tax expense are lower for the three months ended September 30, 2018 primarily due to the reduced corporate tax rate as a result of the TCJA, tax credits, and the composition of earnings by jurisdictions, partially offset by a net provisional amount of $15 million for the one-time transition tax related to TCJA.

The Company recorded a tax benefit of $12 million for the nine months ended September 30, 2018, compared to $108 million for the nine months ended September 30, 2017. The effective income tax rate and related tax benefit are lower

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

for the nine months ended September 30, 2018 primarily due to the reduced corporate tax rate as a result of the TCJA, reduced corporate losses, and the composition of earnings by jurisdictions, partially offset by a net provisional amount of $15 million for the one-time transition tax related to TCJA.

Hertz

The effective tax rate for the three months ended September 30, 2018 and 2017 is (23)% and (35)%, respectively. The effective tax rate for the nine months ended September 30, 2018 and 2017 is 8% and 27%, respectively.

The Company recorded a tax provision of $42 million for the three months ended September 30, 2018, compared to $50 million for the three months ended September 30, 2017. The effective income tax rate and related tax expense are lower for the three months ended September 30, 2018 primarily due to the reduced corporate tax rate as a result of the TCJA, tax credits, and the composition of earnings by jurisdictions, partially offset by a net provisional amount of $15 million for the one-time transition tax related to TCJA.

The Company recorded a tax benefit of $10 million for the nine months ended September 30, 2018, compared to $107 million for the nine months ended September 30, 2017. The effective income tax rate and related tax benefit are lower for the nine months ended September 30, 2018 primarily due to the reduced corporate tax rate as a result of the TCJA, reduced corporate losses, and the composition of earnings by jurisdictions, partially offset by a net provisional amount of $15 million for the one-time transition tax related to TCJA.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Hertz Global	$141	$93	$(124)	$(289)
Denominator:
Basic weighted average shares outstanding	84	83	83	83
Dilutive stock options, RSUs, PSUs and PSAs	—	—	—	—
Diluted weighted average shares outstanding	84	83	83	83
Antidilutive stock options, RSUs, PSUs and PSAs	1	3	1	3
Earnings (loss) per share:
Basic earnings (loss) per share	$1.68	$1.12	$(1.49)	$(3.48)
Diluted earnings (loss) per share	$1.68	$1.12	$(1.49)	$(3.48)

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

Investments in equity securities that are measured at fair value on a recurring basis consist of marketable securities.

The following table summarizes the ending balances of the Company's cash equivalents, restricted cash equivalents and investments:

	September 30, 2018				December 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds and time deposits	$356	$—	$—	$356	$634	$—	$—	$634
Equity securities	45	—	—	45	—	—	—	—

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of September 30, 2018		As of December 31, 2017
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-vehicle Debt	$4,456	$4,254	$4,476	$4,438
Vehicle Debt	12,784	12,715	10,471	10,456
Total	$17,240	$16,969	$14,947	$14,894

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

The Company measured the assets and liabilities of its Brazil Operations at fair value as of March 31, 2017 and June 30, 2017, while held for sale, and recorded a pre-tax gain of $4 million and a loss of $4 million, respectively. The Brazil Operations were sold in August 2017 and the Company recorded a pre-tax gain of $6 million as further described in Note 3, "Acquisitions and Divestitures."

Note 11—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated on the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

administrative costs. As of September 30, 2018 and December 31, 2017, the Company's liability recorded for public liability and property damage matters is $439 million and $427 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Other Matters

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees and former employees, and governmental investigations. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party to during the nine months ended September 30, 2018 or the period after September 30, 2018, but before the filing of this Report on Form 10‑Q.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings (as defined in the Company's 2017 Form 10‑K) and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in its public disclosures during the period from February 25, 2013 through November 4, 2013, in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. In June 2014, Old Hertz Holdings responded to the amended complaint by filing a motion to dismiss. After a hearing in October 2014, the court granted Old Hertz Holdings’ motion to dismiss the complaint. The dismissal was without prejudice and plaintiff was granted leave to file a second amended complaint within 30 days of the order. In November 2014, plaintiff filed a second amended complaint which shortened the putative class period such that it was not alleged to have commenced until May 18, 2013 and made allegations that were not substantively very different than the allegations in the prior complaint. In early 2015, this case was assigned to a new federal judge in the District of New Jersey, and Old Hertz Holdings responded to the second amended complaint by filing another motion to dismiss. On July 22, 2015, the court granted Old Hertz Holdings’ motion to dismiss without prejudice and ordered that plaintiff could file a third amended complaint on or before August 22, 2015. On August 21, 2015, plaintiff filed a third amended complaint. The third amended complaint included additional allegations, named additional current and former officers as defendants and expanded the putative class period such that it was alleged to span from February 14, 2013 to July 16, 2015. Plaintiffs filed a fourth amended complaint to add a new plaintiff on March 1, 2016. Old Hertz Holdings and the individual defendants moved to dismiss the fourth amended complaint in its entirety with prejudice on March 24, 2016, and plaintiff filed its opposition to same. The court granted Old Hertz Holdings' motion to dismiss with prejudice on April 27, 2017. The plaintiffs appealed to the United States Court of Appeals for the Third Circuit and filed their Initial Brief in November 2017. Old Hertz Holdings - joined by two of the individual defendants along with a separate brief by one of the individual defendants - filed Opposition Briefs in January 2018. The plaintiffs’ Reply Brief was thereafter filed in February of 2018. Oral arguments were held on June 12, 2018. On September 20, 2018, the Third Circuit affirmed the dismissal of the fourth amended complaint with prejudice.

Governmental Investigations - In June 2014, the Company was advised by the staff of the New York Regional Office of the Securities and Exchange Commission (“SEC”) that it is investigating the events disclosed in certain of the Company’s filings with the SEC. In addition, starting in June 2016 the Company has had communications with the U.S. Attorney’s Office for the District of New Jersey regarding the same or similar events. The investigations and communications generally involve the restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014, as filed with the SEC on July 16, 2015 and related accounting for prior periods. The Company has and intends to continue to cooperate with all requests related to the foregoing. The Company is engaged in discussions with the enforcement staff of the New York office of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

the SEC ("Staff") to resolve certain matters under investigation. Any proposed settlement that might result from discussions with the Staff would be subject to additional reviews and approvals, including acceptance and authorization by the SEC. The Company cannot predict the ultimate timing or the final terms of a possible settlement, including any settlement amount. The Company has accrued a loss contingency of $13.6 million which is its best estimate of probable loss based on current circumstances. It is possible that the final settlement could result in losses that exceed the accrual and could be material to the Company's consolidated financial condition, results of operations or cash flows.

Additionally, the Company previously identified certain activities in Brazil that raised issues under the Foreign Corrupt Practices Act (the "FCPA") and other federal and local laws, which the Company self-reported to appropriate government entities. The matters associated with the FCPA and other federal matters have been resolved without further action by the applicable U.S. government entities. The Company is continuing its cooperation with respect to matters under local Brazilian laws. The Company has accrued a loss contingency with respect to the ongoing Brazil-related matters that is not material. However, it is possible that an adverse outcome with respect to the ongoing matters in Brazil could result in losses that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

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

Indemnification Obligations

In the ordinary course of business, the Company has executed contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Specifically, the Company has indemnified various parties for the costs associated

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. In addition, Hertz entered into customary indemnification agreements with Hertz Holdings and certain of the Company's stockholders and their affiliates pursuant to which Hertz Holdings and Hertz will indemnify those entities and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of such entities and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. The Company has entered into customary indemnification agreements with each of its directors and certain of its officers. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third-party claim. In connection with the Spin-Off, the Company executed an agreement with Herc Holdings that contains mutual indemnification clauses and a customary indemnification provision with respect to liability arising out of or resulting from assumed legal matters. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and has accrued for expected losses that are probable and estimable.

Note 12—Related Party Transactions

Agreements with the Icahn Group

In the normal course of business, the Company purchases goods and services and leases property from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack (collectively, the "Icahn Group"). During the three months ended September 30, 2018 and 2017, the Company purchased approximately $10 million and $3 million, respectively, worth of goods and services from these related parties. During the nine months ended September 30, 2018 and 2017, the Company purchased approximately $27 million and $8 million, respectively, worth of goods and services from these related parties.

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

In June 2018, upon expiration of the 2017 Master Loan, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2019 (the "2018 Master Loan") where amounts outstanding under the 2017 Master Loan were transferred to the 2018 Master Loan. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of September 30, 2018 and December 31, 2017, there was $115 million and $107 million, respectively, outstanding under the 2018 Master Loan representing advances and any accrued but unpaid interest.

As of September 30, 2018 and December 31, 2017, Hertz has a due to affiliate in the amount of $65 million, which represents its tax-related liability to Hertz Holdings.

The above amounts are included in equity in the accompanying unaudited condensed consolidated balance sheets of Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Other Relationships

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with the Icahn Group, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Hertz will lease the vehicles, purchased by 767 under the 767 Lease Agreement or from third parties, under a mutually developed fleet plan and Hertz will manage, service, repair, sell and maintain those leased vehicles on behalf of 767. Hertz will rent the leased vehicles to drivers of TNC, including Lyft, Inc. drivers, from rental counters within locations leased or owned by affiliates of 767, including locations operated under a master lease agreement with The Pep Boys - Manny, Joe & Jack. The 767 Lease Agreement has an initial term of 18 months and is subject to automatic six-month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six-month renewal. 767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp. ("American"), an entity affiliated with Mr. Icahn. American contributed $15 million and $25 million to 767 during the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2018, the Company sold approximately 1,000 and 1,600 vehicles, respectively, to 767 for approximately $11 million and $18 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Revenues
U.S. Rental Car	$1,852	$1,685	$4,905	$4,557
International Rental Car	732	728	1,789	1,683
All Other Operations	174	159	515	473
Total Hertz Global and Hertz	$2,758	$2,572	$7,209	$6,713
Depreciation of revenue earning vehicles and lease charges, net
U.S. Rental Car	$414	$455	$1,295	$1,478
International Rental Car	128	126	342	311
All Other Operations	130	119	383	355
Total Hertz Global and Hertz	$672	$700	$2,020	$2,144
Adjusted Pre-tax Income (Loss)(a)
U.S. Rental Car	$222	$158	$200	$5
International Rental Car	133	147	201	200
All Other Operations	22	20	68	59
Corporate	(137)	(137)	(425)	(371)
Total Hertz Global	240	188	44	(107)
Corporate - Hertz	2	1	5	4
Total Hertz	$242	$189	$49	$(103)

(In millions)	September 30, 2018	December 31, 2017
Total Assets
U.S. Rental Car	$14,495	$12,785
International Rental Car	5,081	3,971
All Other Operations	1,763	1,700
Corporate	1,121	1,602
Total Hertz Global and Hertz	$22,460	$20,058

(a)
Adjusted Pre-tax Income (Loss), the Company's segment profitability measure, is calculated as income (loss) before income taxes plus non-cash acquisition accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and premiums, goodwill, intangible and tangible asset impairments and write downs, information technology and finance transformation costs, income or loss attributable to noncontrolling interests, and certain other miscellaneous or non-recurring items.

Reconciliations of Adjusted Pre-tax Income (Loss) by segment to consolidated amounts are summarized below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Adjusted Pre-tax Income (Loss):
U.S. Rental Car	$222	$158	$200	$5
International Rental Car	133	147	201	200
All Other Operations	22	20	68	59
Total reportable segments	377	325	469	264
Corporate(1)	(137)	(137)	(425)	(371)
Adjusted Pre-tax Income (Loss)	240	188	44	(107)
Adjustments:
Acquisition accounting(2)	(15)	(15)	(46)	(47)
Debt-related charges(3)	(11)	(12)	(36)	(33)
Loss on extinguishment of debt(4)	—	—	(22)	(8)
Restructuring and restructuring related charges(5)	(12)	(2)	(26)	(14)
Impairment charges and asset write-downs(6)	—	—	—	(116)
Information technology and finance transformation costs(7)	(24)	(15)	(75)	(55)
Other(8)	3	(1)	24	(17)
Income (loss) before income taxes	$181	$143	$(137)	$(397)

Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Adjusted Pre-tax Income (Loss):
U.S. Rental Car	$222	$158	$200	$5
International Rental Car	133	147	201	200
All Other Operations	22	20	68	59
Total reportable segments	377	325	469	264
Corporate(1)	(135)	(136)	(420)	(367)
Adjusted Pre-tax Income (Loss)	242	189	49	(103)
Adjustments:
Acquisition accounting(2)	(15)	(15)	(46)	(47)
Debt-related charges(3)	(11)	(12)	(36)	(33)
Loss on extinguishment of debt(4)	—	—	(22)	(8)
Restructuring and restructuring related charges(5)	(12)	(2)	(26)	(14)
Impairment charges and asset write-downs(6)	—	—	—	(116)
Information technology and finance transformation costs(7)	(24)	(15)	(75)	(55)
Other(8)	3	(1)	24	(17)
Income (loss) before income taxes	$183	$144	$(132)	$(393)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

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

(5)
Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs, which are shown separately in the table. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes consulting costs, legal fees, the loss contingency, which totals $13.6 million for the nine months of 2018, and other expenses related to the previously disclosed accounting review and investigation.

(6)	In 2017, represents a second quarter $86 million impairment of the Dollar Thrifty tradename and a first quarter impairment of $30 million related to an equity method investment.

(7)
Represents costs associated with the Company’s information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes.

(8)
Represents miscellaneous or non-recurring items. In 2018, includes net loss attributable to noncontrolling interests, a $4 million and $21 million pre-tax gain on marketable securities during the third quarter and nine months, respectively, and a $6 million legal settlement received in the second quarter related to an oil spill in the Gulf of Mexico in 2010. In 2017, includes net expenses of $13 million resulting from hurricanes, partially offset by a $6 million pre-tax gain on the sale of the Company's Brazil Operations in the third quarter. Also, includes second quarter charges of $6 million for labor-related matters and $5 million relating to PLPD as a result of a terrorist event.

Note 14—Guarantor and Non-Guarantor Condensed Consolidating Financial Information - Hertz

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2018 and December 31, 2017, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 and the Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Senior Notes issued by the Parent ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Senior Notes issued by the Parent ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) Hertz on a consolidated basis.

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

During the preparation of the condensed consolidating financial information of The Hertz Corporation and Subsidiaries as of and for the year ended December 31, 2017, it was determined that there were classification errors within the investing section of the statements of cash flows that resulted in overstatement of capital contributions to subsidiaries and return of capital from subsidiaries for the Parent and classification errors within the financing section of the statements of cash flows that resulted in overstatement of capital contributions received from parent and payment of dividends and returns of capital for the Non-Guarantor Subsidiaries. The overstatement was $164 million for the nine months ended September 30, 2017. The errors, which the Company has determined are not material to this disclosure, had no impact to cash from investing activities for the Parent or cash from financing activities of the Non-Guarantor Subsidiaries, and had no impact to any cash flows of the Guarantor Subsidiaries. These errors are eliminated in

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

consolidation and therefore have no impact on the Company’s unaudited condensed consolidated financial condition, results of operations or cash flows. The Company has revised the Condensed Consolidating Statements of Cash Flows for the Parent, Non-Guarantor Subsidiaries and Eliminations for the nine months ended September 30, 2017 to correct for these errors.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$271	$7	$483	$—	$761
Restricted cash and cash equivalents	90	8	167	—	265
Total cash, cash equivalents, restricted cash and restricted cash equivalents	361	15	650	—	1,026
Receivables, net of allowance	441	166	1,198	—	1,805
Due from affiliates	3,486	5,200	8,575	(17,261)	—
Prepaid expenses and other assets	4,719	36	292	(4,056)	991
Revenue earning vehicles, net	453	1	13,123	—	13,577
Property and equipment, net	590	62	129	—	781
Investment in subsidiaries, net	7,695	1,334	—	(9,029)	—
Other intangible assets, net	139	3,052	6	—	3,197
Goodwill	102	943	38	—	1,083
Total assets	$17,986	$10,809	$24,011	$(30,346)	$22,460
LIABILITIES AND STOCKHOLDER'S EQUITY
Due to affiliates	$10,728	$2,270	$4,263	$(17,261)	$—
Accounts payable	430	112	462	—	1,004
Accrued liabilities	797	67	442	—	1,306
Accrued taxes, net	90	19	2,711	(2,639)	181
Debt	4,554	—	12,604	—	17,158
Public liability and property damage	185	40	214	—	439
Deferred income taxes, net	—	1,525	1,038	(1,417)	1,146
Total liabilities	16,784	4,033	21,734	(21,317)	21,234
Stockholder's equity:
Total stockholder's equity attributable to Hertz	1,202	6,776	2,253	(9,029)	1,202
Noncontrolling interest	—	—	24	—	24
Total stockholder's equity	1,202	6,776	2,277	(9,029)	1,226
Total liabilities and stockholder's equity	$17,986	$10,809	$24,011	$(30,346)	$22,460

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,349	$418	$2,272	$(1,281)	$2,758
Expenses:
Direct vehicle and operating	865	190	404	—	1,459
Depreciation of revenue earning vehicles and lease charges, net	1,200	91	662	(1,281)	672
Selling, general and administrative	176	24	65	—	265
Interest (income) expense, net	108	(42)	120	—	186
Other (income) expense, net	(6)	—	(1)	—	(7)
Total expenses	2,343	263	1,250	(1,281)	2,575
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(994)	155	1,022	—	183
Income tax (provision) benefit	270	(41)	(271)	—	(42)
Equity in earnings (losses) of subsidiaries, net of tax	866	32	—	(898)	—
Net income (loss)	142	146	751	(898)	141
Net (income) loss attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to Hertz	142	146	752	(898)	142
Total other comprehensive income (loss), net of tax	—	2	(1)	(1)	—
Comprehensive income (loss) attributable to Hertz	$142	$148	$751	$(899)	$142

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,296	$394	$1,861	$(979)	$2,572
Expenses:
Direct vehicle and operating	772	188	388	—	1,348
Depreciation of revenue earning vehicles and lease charges, net	826	98	669	(893)	700
Selling, general and administrative	151	9	57	—	217
Interest (income) expense, net	108	(26)	93	—	175
Intangible asset impairments	—	—	—	—	—
Other (income) expense, net	(4)	—	(8)	—	(12)
Total expenses	1,853	269	1,199	(893)	2,428
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(557)	125	662	(86)	144
Income tax (provision) benefit	188	(43)	(195)	—	(50)
Equity in earnings (losses) of subsidiaries, net of tax	463	37	—	(500)	—
Net income (loss)	94	119	467	(586)	94
Total other comprehensive income (loss), net of tax	15	4	14	(18)	15
Total comprehensive income (loss)	$109	$123	$481	$(604)	$109

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$3,598	$1,105	$5,890	$(3,384)	$7,209
Expenses:
Direct vehicle and operating	2,455	544	1,044	—	4,043
Depreciation of revenue earning vehicles and lease charges, net	3,185	273	1,946	(3,384)	2,020
Selling, general and administrative	516	53	196	—	765
Interest (income) expense, net	311	(112)	350	—	549
Other (income) expense, net	(33)	—	(3)	—	(36)
Total expenses	6,434	758	3,533	(3,384)	7,341
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(2,836)	347	2,357	—	(132)
Income tax (provision) benefit	627	(76)	(541)	—	10
Equity in earnings (losses) of subsidiaries, net of tax	2,088	90	—	(2,178)	—
Net income (loss)	(121)	361	1,816	(2,178)	(122)
Net (income) loss attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to Hertz	(121)	361	1,817	(2,178)	(121)
Total other comprehensive income (loss), net of tax	(17)	(3)	(18)	21	(17)
Comprehensive income (loss) attributable to Hertz	$(138)	$358	$1,799	$(2,157)	$(138)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$3,516	$1,055	$5,109	$(2,967)	$6,713
Expenses:
Direct vehicle and operating	2,201	538	996	—	3,735
Depreciation of revenue earning vehicles and lease charges, net	2,587	313	2,004	(2,760)	2,144
Selling, general and administrative	457	28	176	—	661
Interest (income) expense, net	290	(73)	244	—	461
Intangible asset impairments	—	86	—	—	86
Other (income) expense, net	30	—	(11)	—	19
Total expenses	5,565	892	3,409	(2,760)	7,106
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(2,049)	163	1,700	(207)	(393)
Income tax (provision) benefit	760	(57)	(596)	—	107
Equity in earnings (losses) of subsidiaries, net of tax	1,003	100	—	(1,103)	—
Net income (loss)	(286)	206	1,104	(1,310)	(286)
Total other comprehensive income (loss), net of tax	21	6	19	(25)	21
Total comprehensive income (loss)	$(265)	$212	$1,123	$(1,335)	$(265)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$187	$7	$3,732	$(1,905)	$2,021
Cash flows from investing activities:
Revenue earning vehicles expenditures	(328)	—	(9,748)	—	(10,076)
Proceeds from disposal of revenue earning vehicles	183	—	5,195	—	5,378
Capital asset expenditures, non-vehicle	(85)	(8)	(26)	—	(119)
Proceeds from property and other equipment disposed of or to be disposed of	41	—	6	—	47
Purchases of marketable securities	(60)	—	—	—	(60)
Sales of marketable securities	36	—	—	—	36
Other	(2)	—	(3)	—	(5)
Capital contributions to subsidiaries	(2,817)	—	—	2,817	—
Return of capital from subsidiaries	2,445	—	—	(2,445)	—
Proceeds from/repayments of intercompany loan	—	—	78	(78)	—
Net cash provided by (used in) investing activities	(587)	(8)	(4,498)	294	(4,799)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	1,809	—	10,062	—	11,871
Repayments of vehicle debt	(1,862)	—	(7,663)	—	(9,525)
Proceeds from issuance of non-vehicle debt	387	—	—	—	387
Repayments of non-vehicle debt	(398)	—	—	—	(398)
Payment of financing costs	(1)	—	(29)	—	(30)
Early redemption premium payment	—	—	(19)	—	(19)
Advances to Hertz Holdings	(7)	—	—	—	(7)
Contributions from noncontrolling interest owners	—	—	25	—	25
Capital contributions received from parent	—	—	2,817	(2,817)	—
Payment of dividends and return of capital	—	—	(4,350)	4,350	—
Proceeds from/repayments of intercompany loan	(78)	—	—	78	—
Net cash provided by (used in) financing activities	(150)	—	843	1,611	2,304
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	(4)	—	(4)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(550)	(1)	73	—	(478)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	911	16	577	—	1,504
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$361	$15	$650	$—	$1,026

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(80)	$17	$3,255	$(1,211)	$1,981
Cash flows from investing activities:
Revenue earning vehicles expenditures	(195)	(5)	(8,483)	—	(8,683)
Proceeds from disposal of revenue earning vehicles	123	—	5,162	—	5,285
Capital asset expenditures, non-vehicle	(82)	(8)	(34)	—	(124)
Proceeds from disposal of property and other equipment	7	—	11	—	18
Proceeds from sale of Brazil Operations, net of retained cash	—	—	94	—	94
Sales of marketable securities	—	—	9	—	9
Other	—	—	(4)	—	(4)
Capital contributions to subsidiaries	(2,060)	—	—	2,060	—
Return of capital from subsidiaries	2,099	—	—	(2,099)	—
Proceeds from/repayments of intercompany loan	—	—	80	(80)	—
Net cash provided by (used in) investing activities	(108)	(13)	(3,165)	(119)	(3,405)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	1,133	—	5,774	—	6,907
Repayments of vehicle debt	(1,129)	—	(4,758)	—	(5,887)
Proceeds from issuance of non-vehicle debt	2,100	—	—	—	2,100
Repayments of non-vehicle debt	(986)	—	—	—	(986)
Payment of financing costs	(18)	(4)	(21)	—	(43)
Early redemption premium payment	(5)	—	—	—	(5)
Advances to Hertz Holdings	(4)	—	—	—	(4)
Other	(1)	—	—	—	(1)
Capital contributions received from parent	—	—	2,060	(2,060)	—
Payment of dividends and return of capital	—	—	(3,310)	3,310	—
Proceeds from/repayments of intercompany loan	(80)	—	—	80	—
Net cash provided by (used in) financing activities	1,010	(4)	(255)	1,330	2,081
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	26	—	26
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	822	—	(139)	—	683
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	510	18	566	—	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,332	$18	$427	$—	$1,777

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hertz Global Holdings, Inc. (together with its consolidated subsidiaries and variable interest entities, "Hertz Global") is a holding company and its principal, wholly owned subsidiary is The Hertz Corporation (together with its consolidated subsidiaries and variable interest entities, "Hertz"). As Hertz Global consolidates Hertz for financial statement purposes, disclosures that relate to activities of Hertz also apply to Hertz Global, unless otherwise noted. Hertz comprises approximately the entire balance of Hertz Global's assets, liabilities and operating cash flows. In addition, Hertz's operating revenues and operating expenses comprise nearly 100% of Hertz Global's revenues and operating expenses. As such, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") that follows for Hertz also applies to Hertz Global in all material respects, and differences between the operations and results of Hertz and Hertz Global are separately disclosed and explained. We sometimes use the words "we," "our," "us," and the "Company" in this MD&A for disclosures that relate to all of Hertz and Hertz Global.

This MD&A should be read in conjunction with the MD&A presented in our 2017 Form 10‑K and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report on Form 10-Q for the quarterly period ended September 30, 2018 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

In this MD&A we refer to certain key metrics and non-GAAP measures, including the following:

•
Adjusted Pre-Tax Income (Loss) - important to management because it allows management to assess the operational performance of our business, exclusive of certain items, and allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally.

•
Net Depreciation Per Unit Per Month - important to management and investors as depreciation of revenue earning vehicles and lease charges is one of our largest expenses for the vehicle rental business and is driven by the number of vehicles, expected residual values at the time of disposal and expected hold period of the vehicles. Net Depreciation Per Unit Per Month is reflective of how we are managing the costs of our vehicles and facilitates a comparison with other participants in the vehicle rental industry.

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

We operate our vehicle rental business globally through the Hertz, Dollar and Thrifty brands from approximately 10,200 corporate and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Caribbean, the Middle East and New Zealand. We are one of the largest worldwide airport general use vehicle rental companies and our Hertz brand name is one of the most recognized globally, signifying leadership in quality rental services and products. We have an extensive network of rental locations in the U.S. and in all major European markets. We believe that we maintain one of the leading airport vehicle rental brand market shares, by overall reported revenues, in the U.S. and at major airports in Europe where data regarding vehicle rental concessionaire activity is available. We are a leading provider of comprehensive, integrated vehicle leasing and fleet management solutions through our Donlen subsidiary.

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

We are engaged principally in the business of renting and leasing vehicles primarily through our Hertz, Dollar and Thrifty brands. In addition to vehicle rental, we provide comprehensive, integrated vehicle leasing and fleet management solutions through our Donlen subsidiary. We have a diversified revenue base and a highly variable cost structure and are able to adjust fleet capacity, the most significant determinant of our costs, over time to meet expectations of market demand. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions, including residual values. Our business requires significant expenditures for vehicles, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

Our strategy includes optimization of our vehicle rental operations, disciplined performance management and evaluation of all locations and the pursuit of same-store sales growth.

Our total revenues primarily are derived from rental and related charges and consist of:

•
Vehicle rental revenues - revenues from all company-operated vehicle rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and revenues associated with value-added services associated with vehicle rentals, including the sale of loss or collision damage waivers, liability insurance coverage, parking and other products and fees, ancillary revenues associated with the retail vehicle sales channel and certain royalty fees from our franchisees (such fees are less than 2% of total revenues each period); and

•	All other operations revenues - revenues from vehicle leasing and fleet management services by our Donlen business and other business activities.

Our expenses primarily consist of:

•
Direct vehicle and operating expense ("DOE") - primarily wages and related benefits, commissions and concession fees paid to airport authorities, travel agents and others, facility, self-insurance and reservation

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

costs and other costs relating to the operation and rental of revenue earning vehicles, such as damage, maintenance and fuel costs;

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

Fleet

We periodically review and adjust the mix between program and non-program vehicles in our fleet in an effort to optimize the mix of vehicles. Program vehicles generally provide us with flexibility to increase or reduce the size of our fleet based on economic demand. When we increase the percentage of program vehicles, the average age of our fleet decreases since the average holding period for program vehicles is shorter than for non-program vehicles. We dispose of our non-program vehicles via auction, dealer-direct and our retail locations. Non-program vehicles disposed of through our retail outlets allow us the opportunity for value-added revenue, such as warranty, financing and title fees. We adjust the ratio of program and non-program vehicles in our fleet as needed based on contract negotiations and the economic environment pertaining to our industry.

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

Adoption of the new Revenue Standard

Effective January 1, 2018, we adopted the new revenue standard, Topic 606, which resulted in a net increase to beginning accumulated deficit in the amount of $189 million related to the cumulative effect of our loyalty program. The adoption of Topic 606 did not have a significant impact to our results of operations for the third quarter and nine months ended September 30, 2018. See the Revenue from Contracts with Customers section in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" for further information.

2018 Operating Overview

The following provides an overview of our business and financial performance and key factors influencing our results:

•	U.S. RAC

◦	3Q 2018 versus 3Q 2017:

▪	Total revenues increased $167 million, or 10%

▪	Total RPD and Total RPU increased 3%

▪	Transaction Days increased 7%

▪	Depreciation of revenue earning vehicles and lease charges, net decreased 9% to $414 million

▪	Net Depreciation Per Unit Per Month decreased 15% to $261

▪	Vehicle Utilization was 81%, an increase of 30 bps

▪	DOE as a percentage of total revenues was flat at 58%

▪	SG&A as a percentage of total revenues increased 130 bps (7% versus 6%)

◦	Nine months of 2018 versus nine months of 2017:

▪	Total revenues increased $348 million, or 8%

▪	Total RPD increased 1%, and Total RPU increased 3%

▪	Transaction Days increased 7%

▪	Depreciation of revenue earning vehicles and lease charges, net decreased 12% to $1.3 billion

▪	Net Depreciation Per Unit Per Month decreased 16% to $282

▪	Vehicle Utilization increased 190 bps (81% versus 79%)

▪	DOE as a percentage of total revenues increased 110 bps (61% versus 60%)

▪	SG&A as a percentage of total revenues increased 70 bps (7% versus 6%)

•International RAC

◦	3Q 2018 versus 3Q 2017:

▪	Total revenues increased $4 million, or 1%, and increased $18 million, or 3%, excluding the impact of foreign currency exchange at average rates ("fx")

▪	Total RPD increased 3%, and Total RPU increased 1%

▪	Transaction Days were flat

▪	Depreciation of revenue earning vehicles and lease charges, net increased 2% to $128 million, and increased $5 million, or 4%, excluding fx

▪	Net Depreciation Per Unit Per Month increased 3% to $205

▪	Vehicle Utilization decreased 120 bps (80% versus 82%)

▪	DOE as a percentage of total revenues increased 140 bps (52% versus 51%)

▪	SG&A as a percentage of total revenues was flat at 9%

◦	Nine months of 2018 versus nine months of 2017:

▪	Total revenues increased $106 million, or 6%, and increased $40 million, or 2%, excluding fx

▪	Total RPD increased 3%, and Total RPU increased 2%

▪	Transaction Days decreased 1%

▪	Depreciation of revenue earning vehicles and lease charges, net increased 10% to $342 million, and increased $15 million, or 5%, excluding fx

▪	Net Depreciation Per Unit Per Month increased 6% to $208

▪	Vehicle Utilization decreased 80 bps (78% versus 79%)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

▪	DOE as a percentage of total revenues decreased 90 bps (56% versus 57%)

▪	SG&A as a percentage of total revenues was flat at 10%

•
Recorded $24 million and $75 million in expenses during the third quarter and the nine months of 2018, respectively, associated with our information technology and finance transformation programs, compared to $15 million and $55 million during the third quarter and nine months of 2017, respectively.

For more information on the above, see the discussion of our results on a consolidated basis and by segment that follows herein.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions)	2018	2017		2018	2017
Total revenues	$2,758	$2,572	7%	$7,209	$6,713	7%
Direct vehicle and operating expenses	1,459	1,348	8	4,043	3,735	8
Depreciation of revenue earning vehicles and lease charges, net	672	700	(4)	2,020	2,144	(6)
Selling, general and administrative expenses	265	217	22	765	661	16
Interest expense, net:
Vehicle	115	90	28	336	242	39
Non-vehicle	71	85	(16)	213	219	(3)
Interest expense, net	186	175	6	549	461	19
Intangible asset impairments	—	—	—	—	86	(100)
Other (income) expense, net	(7)	(12)	(42)	(36)	19	NM
Income (loss) before income taxes	183	144	27	(132)	(393)	(66)
Income tax (provision) benefit	(42)	(50)	(16)	10	107	(91)
Net income (loss)	$141	$94	50	$(122)	$(286)	(57)
Net (income) loss attributable to noncontrolling interests	$1	$—	—	$1	$—	—
Net income (loss) attributable to Hertz	$142	$94	51	$(121)	$(286)	(58)
Adjusted Pre-tax Income (Loss)(a)	$242	$189	28	$49	$(103)	NM
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Total revenues increased $186 million, or 7%, due primarily to an increase of $167 million and $15 million in our U.S. RAC and All Other Operations segments, respectively. U.S. RAC revenues increased due to 7% higher volume, comprised of a 17% increase for our off airport business and a 2% increase for our airport business, while Total RPD increased 3% for the segment. Total revenues in our All Other Operations segment increased $15 million primarily due to an increase in Donlen's leasing volume. Revenues for the International RAC segment increased slightly and, excluding a $14 million fx impact, increased $18 million, or 3%, driven by a 3% increase in Total RPD.

DOE increased $111 million year over year primarily due to an increase of $98 million in our U.S. RAC segment and $12 million in our International RAC segment. The increase in our U.S. RAC segment was primarily due to increased core rental volumes, transportation network companies ("TNC") rentals and investments in additional personnel related to our transformation initiatives. Excluding an $8 million fx impact, DOE for International RAC increased $20 million primarily due to increased personnel and other vehicle expenses.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation of revenue earning vehicles and lease charges, net decreased $28 million, or 4%, primarily due to a $41 million decrease in our U.S. RAC segment resulting from favorable acquisition prices and residual values, and opportunistic sales of certain models. The decrease was partially offset by an $11 million increase in our All Other Operations segment.

SG&A increased $48 million, or 22%, in the third quarter of 2018 compared to 2017, primarily due to an increase of $63 million in marketing, information technology and finance transformation program costs, litigation charges, including the loss contingency related to the previously disclosed accounting review and investigation, incentive compensation and other expenses, offset by a $15 million decrease due to labor related matters and other expenses. The above changes are primarily related to our U.S. RAC segment and corporate operations.

Vehicle interest expense, net increased $25 million, or 28%, in the third quarter of 2018 compared to 2017 primarily due to higher market interest rates, increased margins on bank funded facilities and an increase in debt levels due to higher average fleet.

Non-vehicle interest expense, net decreased $14 million, or 16%, in the third quarter of 2018 compared to 2017, primarily due to decreased outstanding non-vehicle debt balances, partially offset by the impact of higher interest rates primarily associated with a higher LIBOR.

We had other income of $7 million for the third quarter of 2018 compared to $12 million in the third quarter of 2017. Other income in 2018 was primarily comprised of a pre-tax gain on marketable securities. Other income in 2017 was primarily comprised of a pre-tax gain on the sale of our Brazil Operations recorded in the International RAC segment and a pre-tax gain resulting from a return of capital from an equity method investment.

The effective tax rate in the third quarter of 2018 was (23%) compared to (35%) in the third quarter of 2017. We recorded a tax provision of $42 million in the third quarter of 2018 compared to $50 million in the third quarter of 2017. The effective income tax rate and related tax provision were lower primarily due to the reduced corporate tax rate as a result of the TCJA, tax credits, and the composition of earnings by jurisdictions, partially offset by a net provisional amount of $15 million for the one-time transition tax related to TCJA. The provisional amount for the one-time transition tax related to TCJA may change in the fourth quarter of 2018 once we finalize our calculation.

Adjusted Pre-tax Income was $242 million in the third quarter of 2018 compared to $189 million in the third quarter of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Total revenues increased $496 million, or 7%, due primarily to an increase of $348 million, $106 million and $42 million in our U.S. RAC, International RAC, and All Other Operations segments, respectively. U.S. RAC revenues increased due to a 7% increase in volume, comprised of a 15% increase for our off airport business and a 2% increase for our airport business, and increased Total RPD of 1%. Excluding a $66 million fx impact, International RAC revenues increased $40 million, or 2%, driven by a 3% increase in Total RPD, partially offset by a 1% decrease in transaction days. Total revenues in our All Other Operations segment increased primarily due to an increase in Donlen's leasing volume.

DOE increased $308 million year over year primarily due to increases of $266 million and $44 million in our U.S. RAC and International RAC segments, respectively. The increase in our U.S. RAC segment was primarily due to increased core rental volumes (those excluding TNC rentals), investments in additional personnel related to our transformation initiatives and TNC rentals. Excluding the $43 million fx impact, DOE for International RAC was nearly flat.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation of revenue earning vehicles and lease charges, net decreased $124 million, or 6%, primarily due to a $183 million decrease in our U.S. RAC segment resulting from decreases in losses on disposal of revenue earning vehicles due to stabilization in residual values and a 14 percentage point increase in dispositions through dealer direct and retail sales channels. The decrease was partially offset by an increase of $31 million and $28 million in our International RAC and All Other Operations segments, respectively. Excluding a $16 million fx impact, depreciation of revenue earning vehicles and lease charges, net for our International RAC segment increased $15 million resulting from higher per vehicle depreciation rates. The increase in All Other Operations was due to an increase in Donlen's leasing volume.

SG&A increased $104 million, or 16%, in the nine months of 2018 compared to 2017, due to an increase of $143 million in marketing, information technology and finance transformation program costs, incentive compensation, litigation charges, including the loss contingency related to the previously disclosed accounting review and investigation, which totals $13.6 million, and other expenses, partially offset by a $39 million decrease due to labor related matters and other expenses. The above changes are primarily related to the U.S. RAC and International RAC segments, and our corporate operations. Excluding the $10 million fx impact, SG&A for International RAC increased $6 million.

Vehicle interest expense, net increased $94 million, or 39%, in the nine months of 2018 compared to 2017 primarily due to higher market interest rates, an increase in margins on bank funded facilities, an increase in debt levels due to higher average fleet and an increase in loss on extinguishment of debt.

Non-vehicle interest expense, net decreased $6 million, or 3%, in the nine months of 2018 compared to 2017, primarily due to decreased outstanding non-vehicle debt balances during the period and a decrease in loss on extinguishment of debt, partially offset by the impact of higher interest rates largely attributable to a higher LIBOR and the issuance of our Senior Second Priority Secured Notes in June 2017.

We had intangible asset impairments of $86 million related to the Dollar Thrifty tradename in the nine months of 2017 with no comparable charges in the nine months of 2018.

We had other income of $36 million in the nine months of 2018 compared to other expense of $19 million in the nine months of 2017. Other income in 2018 was primarily comprised of a $21 million pre-tax gain on marketable securities and a $6 million legal settlement received in the second quarter related to an oil spill in the Gulf of Mexico in 2010, which relate to our corporate operations and U.S. RAC segment, respectively. Other expense in 2017 was primarily comprised of a $30 million impairment of an equity method investment which was partially offset by a pre-tax gain resulting from a return of capital from an equity method investment, and a pre-tax gain on the sale of our Brazil Operations.

The effective tax rate in the nine months of 2018 was 8% compared to 27% in the nine months of 2017. We recorded a tax benefit of $10 million in the nine months of 2018 compared to $107 million in the nine months of 2017. The effective income tax rate and related tax benefit were lower primarily due to the reduced corporate tax rate as a result of the TCJA, reduced corporate losses, and the composition of earnings by jurisdictions, partially offset by a net provisional amount of $15 million for the one-time transition tax liability related to TCJA. The provisional amount for the one-time transition tax related to TCJA may change in the fourth quarter of 2018 once we finalize our calculation.

Adjusted Pre-tax Income was $49 million in the nine months of 2018 compared to Adjusted Pre-tax Loss of $103 million in the nine months of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had $2 million and $5 million of interest expense, net for the third quarter and nine months of 2018, respectively, and $1 million and $4 million of interest expense, net for the third quarter and nine months of 2017,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

respectively, that was incremental to the amounts shown for Hertz. This amount represents interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations, but this amount is eliminated in consolidation for purposes of presenting Hertz Global. Hertz had $1 million of income tax provision for the third quarter of 2018 that was incremental to the amounts shown for Hertz Global. Hertz Global had $2 million of income tax benefit for the nine months of 2018 and $1 million of income tax benefit for the nine months of 2017 that was incremental to the amounts shown for Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended September 30,		Percent Increase/(Decrease)		Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2018	2017			2018	2017
Total revenues	$1,852	$1,685	10%		$4,905	$4,557	8%
Direct vehicle and operating expenses	$1,068	$970	10		$3,016	$2,750	10
Depreciation of revenue earning vehicles and lease charges, net	$414	$455	(9)		$1,295	$1,478	(12)
Selling, general and administrative expenses	$128	$94	36		$345	$290	19
Income (loss) before income taxes	$203	$131	55		$145	$(147)	NM
Adjusted Pre-tax Income (Loss)(a)	$222	$158	41		$200	$5	NM
Transaction Days (in thousands)(b)	39,478	36,879	7		112,427	105,424	7
Average Vehicles (in whole units)(c)	527,900	495,000	7		509,800	489,300	4
Vehicle Utilization(c)	81%	81%	30	bps	81%	79%	190	bps
Total RPD (in whole dollars)(d)	$46.23	$45.04	3		$42.93	$42.56	1
Total RPU Per Month (in whole dollars)(e)	$1,152	$1,119	3		$1,052	$1,019	3
Net Depreciation Per Unit Per Month (in whole dollars)(f)	$261	$306	(15)		$282	$336	(16)
Percentage of program vehicles at period end	12%	9%	290	bps	12%	9%	290	bps
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Total U.S. RAC revenues were $1.9 billion in the third quarter of 2018, an increase of $167 million, or 10%, from the third quarter of 2017. Transaction Days increased 7%, while Total RPD increased 3%. Increased volume was driven by a 17% increase in our off airport business and a 2% increase in our airport business. Off airport volume increased primarily due to growth in TNC, insurance replacement and retail rentals. Airport volume increased due to growth in corporate contracted rentals. Off airport revenues comprised 31% of total revenues for the segment in the third quarter of 2018 as compared to 28% in the third quarter of 2017. Total RPD increased due to growth in nearly all customer segments.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Depreciation rates being used to compute the provision for depreciation of revenue earning vehicles are adjusted on certain vehicles in our vehicle rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold based on the expected hold period for the vehicles. The change in estimate, based on the review completed for U.S. RAC during the third quarter of 2018, resulted in a reduction to depreciation expense of $30 million. The third quarter of 2018 rate change reflects favorable acquisition prices and residual values, and opportunistic sales of certain models. The change in estimate, based on the review completed for U.S. RAC during the third quarter of 2017, resulted in a decrease in depreciation expense of $15 million which reflected the stabilization of residual values and a two month

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increase in the assumed hold period for model year 2017 vehicles to accommodate increased volume in our off airport rentals.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC decreased by $41 million, or 9%, in the third quarter of 2018 compared to 2017. The decrease year over year was primarily the result of improved residual values and opportunistic sales of certain models. Net Depreciation Per Unit Per Month decreased to $261 in the third quarter of 2018 compared to $306 in the third quarter of 2017.

DOE for U.S. RAC increased $98 million, or 10%, of which $47 million was driven by higher core rental volume, $17 million was driven by growth in TNC rentals and $12 million was driven by incremental investments in additional personnel related to our transformation initiatives. Also contributing to the increase are the following:

•	Increased transportation expense of $9 million driven by higher rates from third-party transportation providers and additional trucking for pre-owned vehicle purchases.

•	Increased damage expense of $7 million related to weather events.

•	Increased fuel expense of $7 million due to higher market fuel prices compared to 2017.

DOE as a percentage of total revenues for U.S. RAC was 58% for the third quarters of both 2018 and 2017. SG&A as a percentage of total revenues for U.S. RAC was 7% for the third quarter of 2018 compared to 6% for the third quarter of 2017, an increase of 130 bps, primarily due to an increase of $24 million in incremental marketing investments.

Income before income taxes for U.S. RAC was $203 million in the third quarter of 2018 compared to $131 million in the third quarter of 2017. The $72 million year over year favorable variance was primarily due to the impact of increased revenues and decreased depreciation expense on our revenue earning vehicles. The favorable variance was partially offset by the increase in DOE and SG&A and an $18 million increase in vehicle related interest expense due to higher market interest rates, increased margins on bank funded facilities and an increase in debt levels due to higher average fleet.

Adjusted Pre-tax Income for U.S. RAC was $222 million in the third quarter of 2018 compared to $158 million in the third quarter of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Total U.S. RAC revenues were $4.9 billion in the nine months of 2018, an increase of $348 million, or 8%, from the nine months of 2017. Transaction Days increased 7%, while Total RPD increased 1%. Increased volume was driven by a 15% increase in our off airport business and a 2% increase in our airport business. Off airport volume increased due to growth in TNC and insurance replacement rentals. Airport volume increased due to growth in corporate contracted rentals. Off airport revenues comprised 30% of total revenues for the segment in the nine months of 2018 as compared to 28% in the nine months of 2017. Total RPD increased primarily due to growth in TNC and retail customer segments.

Depreciation rates are reviewed on a quarterly basis based on management's routine review of present and estimated future market conditions and their effect on residual values at the time of disposal. Depreciation rates being used to compute the provision for depreciation of revenue earning vehicles are adjusted on certain vehicles in our vehicle rental operations to reflect changes in the estimated residual values to be realized when revenue earning vehicles are sold based on the expected hold period for the vehicles. The changes in estimate, based on reviews completed for U.S. RAC during the nine months of 2018, resulted in a reduction to depreciation expense of $20 million. The nine months of 2018 rate change reflects favorable residual values, particularly on mid and full-size sedans, and opportunistic sales of certain vehicles, partially offset by the impact of unfavorable residual values on regular and large sport utility vehicles. The changes in estimate, based on reviews completed for U.S. RAC during the nine months of 2017, resulted in additional depreciation expense of $68 million which reflected shortened hold periods on certain non-program vehicles

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

as we rebalanced the fleet, our onboarding of a richer mix of premium model year 2017 vehicles, and declining residual values primarily experienced in the first half of the year.

Depreciation of revenue earning vehicles and lease charges, net for U.S. RAC decreased by $183 million, or 12%, in the nine months of 2018 compared to 2017. The decrease year over year was primarily the result of improved residual values and a 14 percentage point increase in dispositions through dealer direct and retail sales channels. Net Depreciation Per Unit Per Month decreased to $282 in the nine months of 2018 compared to $336 in the nine months of 2017.

DOE for U.S. RAC increased $266 million, or 10%, of which $93 million was driven by core rental volume, $56 million was driven by incremental investments in additional personnel related to our transformation initiatives and $46 million was driven by growth in TNC rentals. Also contributing to the increase are the following:

•
Increased transportation expense of $26 million driven by increased usage, higher rates from third-party transportation providers and additional trucking for pre-owned vehicle purchases and fleet optimization.

•	Increased facility expenses of $15 million primarily driven by increased rent and facility services.

•	Increased other vehicle expense of $11 million primarily driven by increased licensing fees in certain states.

•	Increased fuel expense of $10 million due to higher market fuel prices compared to 2017.

DOE as a percentage of total revenues for U.S. RAC was 61% for the nine months of 2018 compared to 60% for the nine months of 2017, an increase of 110 bps. SG&A as a percentage of total revenues for U.S. RAC was 7% for the nine months of 2018 compared to 6% for the nine months of 2017, an increase of 70 bps, primarily due to an increase of $48 million in incremental marketing investments.

Income before income taxes for U.S. RAC was $145 million in the nine months of 2018 compared to loss before income taxes of $147 million in the nine months of 2017. The $292 million year over year improvement was primarily due to the impact of increased revenues, decreased depreciation expense on our revenue earning vehicles and the impairment of the Dollar Thrifty tradename in the second half of 2017. The improvement was partially offset by an increase in DOE and SG&A and an $11 million increase in interest expense, net primarily driven by vehicle related interest expense due to higher market interest rates, an increase in margins on bank funded facilities, and an increase in debt levels due to higher average fleet.

Adjusted Pre-tax Income for U.S. RAC was $200 million in the nine months of 2018 compared to $5 million in the nine months of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International Rental Car

	Three Months Ended September 30,		Percent Increase/(Decrease)		Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2018	2017			2018	2017
Total revenues	$732	$728	1%		$1,789	$1,683	6%
Direct vehicle and operating expenses	$384	$372	3		$1,006	$962	5
Depreciation of revenue earning vehicles and lease charges, net	$128	$126	2		$342	$311	10
Selling, general and administrative expenses	$65	$63	3		$186	$170	9
Income (loss) before income taxes	$131	$152	(14)		$169	$189	(11)
Adjusted Pre-tax Income (loss)(a)	$133	$147	(10)		$201	$200	1
Transaction Days (in thousands)(b)	15,876	15,947	—		39,075	39,366	(1)
Average Vehicles (in whole units)(c)	214,900	212,600	1		183,600	183,100	—
Vehicle Utilization(c)	80%	82%	(120)	bps	78%	79%	(80)	bps
Total RPD (in whole dollars)(d)	$47.37	$46.03	3		$46.01	$44.56	3
Total RPU Per Month (in whole dollars)(e)	$1,166	$1,151	1		$1,088	$1,064	2
Net Depreciation Per Unit Per Month (in whole dollars)(f)	$205	$199	3		$208	$197	6
Percentage of program vehicles at period end	45%	45%	20	bps	45%	45%	20	bps
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Total revenues for International RAC increased $4 million, or 1%, in the third quarter of 2018 compared to 2017. Excluding a $14 million fx impact, revenues increased $18 million, or 3%, driven by a 3% increase in Total RPD. Excluding the impact of the sale of our Brazil operations in 2017, total revenues for International RAC increased $12 million, or 2%, Total RPD increased 1% due to improved pricing in leisure markets, and transaction days increased 2% due primarily to growth in corporate contracted and van rentals.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $2 million, or 2%, in the third quarter of 2018 compared to 2017. Excluding a $3 million fx impact, depreciation of revenue earning vehicles and lease charges, net increased $5 million or 4% primarily due to higher per vehicle depreciation rates which were primarily driven by declining residual values on diesel vehicles in Europe. Net Depreciation Per Unit Per Month for International RAC increased 3% to $205 from $199 for the third quarter of 2018 versus 2017.

DOE for International RAC increased $12 million compared to the prior year. Excluding an $8 million fx impact, DOE increased $20 million, or 5% compared to the prior year driven by an increase of $9 million in personnel related expenses for the summer peak season and $9 million in other vehicle expenses, including maintenance and damage charges, due to fleet mix.

DOE as a percentage of total revenues for International RAC was 52% for the third quarter of 2018 compared to 51% for the third quarter of 2017, an increase of 140 bps, and SG&A as a percentage of total revenues for International RAC was 9% for the third quarter of 2018 and 2017.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income before income taxes for International RAC was $131 million in the third quarter of 2018 compared to $152 million in the third quarter of 2017. The $21 million year over year unfavorable variance was primarily due to the increase in DOE and depreciation expense on our revenue earning vehicles. Additionally, there was a $6 million pre-tax gain recorded on the sale of our Brazil operations in 2017 with no comparable gain in 2018.

Adjusted Pre-tax Income for International RAC was $133 million in the third quarter of 2018 compared to $147 million in the third quarter of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Total revenues for International RAC increased $106 million, or 6%, in the nine months of 2018 compared to 2017. Excluding a $66 million fx impact, revenues increased $40 million, or 2%, driven by an increase in pricing, partially offset by lower volume. Total RPD for International RAC increased 3% due to improved pricing in our leisure markets and the sale of our lower RPD operations in Brazil in the third quarter of 2017. Transaction days decreased 1% mostly due to the sale of our Brazil operations. Excluding the impact of the sale of our Brazil operations, total revenues for International RAC increased $139 million, or 8%, Total RPD increased 1%, and transaction days increased 3%.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $31 million, or 10%, in the nine months of 2018 compared to 2017. Excluding a $16 million fx impact, depreciation of revenue earning vehicles and lease charges, net increased $15 million or 5% primarily due to higher per vehicle depreciation rates, which was primarily driven by declining residual values on diesel vehicles in Europe. Net Depreciation Per Unit Per Month for International RAC increased 6% to $208 from $197 for the nine months of 2018 versus 2017.

DOE for International RAC increased $44 million in the nine months of 2018 compared to 2017. Excluding a $43 million fx impact, DOE was flat driven by a $19 million decrease in public liability and property damage expense due to favorable case development and fewer large claims, and a charge recorded in 2017 resulting from a terrorist event. The decrease was partially offset by an increase of $12 million in field compensation.

DOE as a percentage of total revenues for International RAC was 56% for the nine months of 2018 compared to 57% for the nine months of 2017, a decrease of 90 bps, and SG&A as a percentage of total revenues for International RAC was 10% for the nine months of both 2018 and 2017.

Income before income taxes for International RAC was $169 million in the nine months of 2018 compared to $189 million in the nine months of 2017. The $20 million unfavorable variance year over year was primarily due to an increase in DOE and depreciation expense on our revenue earning vehicles. Additionally, there was an increase of $30 million in interest expense, net primarily due to a $20 million loss on extinguishment of debt associated with the redemption of the 4.375% European Vehicle Senior Notes due January 2019 and higher interest rates on our outstanding debt balances. Also, there was a $16 million increase in SG&A primarily due to the impact of foreign currency exchange rates. The above were partially offset by increased revenues.

Adjusted Pre-tax Income for International RAC was $201 million in the nine months of 2018 compared to $200 million in the nine months of 2017. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

All Other Operations

The All Other Operations segment is primarily comprised of our Donlen business, as such, our discussion is limited to Donlen.

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions)	2018	2017		2018	2017
Total revenues	$174	$159	9%	$515	$473	9%
Direct vehicle and operating expenses	$8	$9	(11)	$25	$28	(11)
Depreciation of revenue earning vehicles and lease charges, net	$130	$119	9	$383	$355	8
Selling, general and administrative expenses	$10	$8	25	$28	$25	12
Income (loss) before income taxes	$19	$17	12	$59	$51	16
Adjusted Pre-tax Income (Loss)(a)	$22	$20	10	$68	$59	15
Average Vehicles (in whole units) - Donlen	185,300	205,600	(10)	188,200	206,500	(9)
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Donlen had favorable results in the third quarter and nine months of 2018 as compared to the third quarter and nine months of 2017. Donlen units under lease increased 4% in the third quarter of 2018 versus 2017 and increased 3% in the nine months of 2018 versus 2017. Growth in units under lease, as well as a richer mix of vehicles, resulted in increased revenues and depreciation expense. Additionally, there were increased charges related to new leases entered into beginning in 2017 with fewer comparable leases entered into in 2018, resulting in a decrease in DOE. The decrease in overall average vehicles in the third quarter and nine months of 2018 as compared to the third quarter and nine months of 2017 was due to a reduction in non-lease units in our maintenance management programs which drive a lower revenue per unit when compared to lease units under these programs.

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)
Adjusted Pre-tax Income (Loss) is calculated as income (loss) before income taxes plus non-cash acquisition accounting charges, debt-related charges relating to the amortization and write-off of debt financing costs and debt discounts and premiums, goodwill, intangible and tangible asset impairments and write downs, information technology and finance transformation costs, net income or loss attributable to noncontrolling interests, and certain other miscellaneous or non-recurring items. Adjusted Pre-tax Income (Loss) is important because it allows management to assess operational performance of our business, exclusive of the items mentioned above. It also allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. When evaluating our operating performance, investors should not consider Adjusted Pre-tax Income (Loss) in isolation of, or as a substitute for, measures of our financial performance, such as net income (loss) or income (loss) before income taxes. The contribution of our reportable segments to Adjusted Pre-tax Income (Loss) and reconciliation to the most comparable consolidated U.S. GAAP measure are presented below:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Adjusted Pre-tax Income (Loss):
U.S. Rental Car	$222	$158	$200	$5
International Rental Car	133	147	201	200
All Other Operations	22	20	68	59
Total reportable segments	377	325	469	264
Corporate(1)	(135)	(136)	(420)	(367)
Adjusted Pre-tax Income (Loss)	242	189	49	(103)
Adjustments:
Acquisition accounting(2)	(15)	(15)	(46)	(47)
Debt-related charges(3)	(11)	(12)	(36)	(33)
Loss on extinguishment of debt(4)	—	—	(22)	(8)
Restructuring and restructuring related charges(5)	(12)	(2)	(26)	(14)
Impairment charges and asset write-downs(6)	—	—	—	(116)
Information technology and finance transformation costs(7)	(24)	(15)	(75)	(55)
Other(8)	3	(1)	24	(17)
Income (loss) before income taxes	$183	$144	$(132)	$(393)

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Adjusted Pre-tax Income (Loss):
U.S. Rental Car	$222	$158	$200	$5
International Rental Car	133	147	201	200
All Other Operations	22	20	68	59
Total reportable segments	377	325	469	264
Corporate(1)	(137)	(137)	(425)	(371)
Adjusted Pre-tax Income (Loss)	240	188	44	(107)
Adjustments:
Acquisition accounting(2)	(15)	(15)	(46)	(47)
Debt-related charges(3)	(11)	(12)	(36)	(33)
Loss on extinguishment of debt(4)	—	—	(22)	(8)
Restructuring and restructuring related charges(5)	(12)	(2)	(26)	(14)
Impairment charges and asset write-downs(6)	—	—	—	(116)
Information technology and finance transformation costs(7)	(24)	(15)	(75)	(55)
Other(8)	3	(1)	24	(17)
Income (loss) before income taxes	$181	$143	$(137)	$(397)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and equipment relating to acquisition accounting.

(3)	Primarily represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

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

(5)
Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs, which are shown separately in the table. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. Also includes consulting costs, legal fees, the loss contingency, which totals $13.6 million for the nine months of 2018, and other expenses related to the previously disclosed accounting review and investigation.

(6)	In 2017, represents a second quarter $86 million impairment of the Dollar Thrifty tradename and a first quarter impairment of $30 million related to an equity method investment.

(7)	Represents costs associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize our systems and processes.

(8)
Represents miscellaneous or non-recurring items. In 2018, includes net loss attributable to noncontrolling interests, a $4 million and $21 million pre-tax gain on marketable securities during the third quarter and nine months, respectively, and a $6 million legal settlement received in the second quarter related to an oil spill in the Gulf of Mexico in 2010. In 2017, includes net expenses of $13 million resulting from hurricanes, partially offset by a $6 million pre-tax gain on the sale of our Brazil Operations in the third quarter. Also, includes second quarter charges of $6 million for labor-related matters and $5 million relating to PLPD as a result of a terrorist event.

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

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
	2018	2017	2018	2017
Transaction Days (in thousands)	39,478	36,879	15,876	15,947
Average Vehicles (in whole units)	527,900	495,000	214,900	212,600
Number of days in period	92	92	92	92
Available Car Days (in thousands)	48,567	45,540	19,771	19,559
Vehicle Utilization	81%	81%	80%	82%

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
	2018	2017	2018	2017
Transaction Days (in thousands)	112,427	105,424	39,075	39,366
Average Vehicles (in whole units)	509,800	489,300	183,600	183,100
Number of days in period	273	273	273	273
Available Car Days (in thousands)	139,175	133,579	50,123	49,986
Vehicle Utilization	81%	79%	78%	79%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
($ in millions, except as noted)	2018	2017	2018	2017
Revenues	$1,852	$1,685	$732	$728
Ancillary retail vehicle sales revenue	(27)	(24)	—	—
Foreign currency adjustment(1)	—	—	20	6
Total Rental Revenue	$1,825	$1,661	$752	$734
Transaction Days (in thousands)	39,478	36,879	15,876	15,947
Total RPD (in whole dollars)	$46.23	$45.04	$47.37	$46.03

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2018	2017	2018	2017
Revenues	$4,905	$4,557	$1,789	$1,683
Ancillary retail vehicle sales revenue	(78)	(70)	—	—
Foreign currency adjustment(1)	—	—	9	71
Total Rental Revenue	$4,827	$4,487	$1,798	$1,754
Transaction Days (in thousands)	112,427	105,424	39,075	39,366
Total RPD (in whole dollars)	$42.93	$42.56	$46.01	$44.56

(1)	Based on December 31, 2017 foreign currency exchange rates for the periods presented.

(e)
Total RPU is calculated as Total Rental Revenue divided by the Average Vehicles in each period and then divided by the number of months in the period reported. The calculation of Total RPU is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
($ in millions, except as noted)	2018	2017	2018	2017
Total Rental Revenue	$1,825	$1,661	$752	$734
Average Vehicles (in whole units)	527,900	495,000	214,900	212,600
Total revenue per unit (in whole dollars)	$3,457	$3,356	$3,499	$3,452
Number of months in period	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,152	$1,119	$1,166	$1,151

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2018	2017	2018	2017
Total Rental Revenue	$4,827	$4,487	$1,798	$1,754
Average Vehicles (in whole units)	509,800	489,300	183,600	183,100
Total revenue per unit (in whole dollars)	$9,468	$9,170	$9,793	$9,579
Number of months in period	9	9	9	9
Total RPU Per Month (in whole dollars)	$1,052	$1,019	$1,088	$1,064

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
($ in millions, except as noted)	2018	2017	2018	2017
Depreciation of revenue earning vehicles and lease charges, net	$414	$455	$128	$126
Foreign currency adjustment(1)	—	—	4	1
Adjusted depreciation of revenue earning vehicles and lease charges, net	$414	$455	$132	$127
Average Vehicles (in whole units)	527,900	495,000	214,900	212,600
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by Average Vehicles (in whole dollars)	$784	$919	$614	$597
Number of months in period	3	3	3	3
Net Depreciation Per Unit Per Month (in whole dollars)	$261	$306	$205	$199

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2018	2017	2018	2017
Depreciation of revenue earning vehicles and lease charges, net	$1,295	$1,478	$342	$311
Foreign currency adjustment(1)	—	—	1	14
Adjusted depreciation of revenue earning vehicles and lease charges, net	$1,295	$1,478	$343	$325
Average Vehicles (in whole units)	509,800	489,300	183,600	183,100
Adjusted depreciation of revenue earning vehicles and lease charges, net divided by Average Vehicles (in whole dollars)	$2,540	$3,021	$1,868	$1,775
Number of months in period	9	9	9	9
Net Depreciation Per Unit Per Month (in whole dollars)	$282	$336	$208	$197

(1)	Based on December 31, 2017 foreign currency exchange rates for the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

As of September 30, 2018, we had $761 million of cash and cash equivalents and $265 million of restricted cash. Of these amounts, $372 million of cash and cash equivalents and $47 million of restricted cash was held by our subsidiaries outside of the U.S. If not in the form of loan repayments, repatriation of some of these funds under current regulatory and tax law for use in domestic operations would expose us to additional taxes.

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

Cash Flows - Hertz

As of September 30, 2018, Hertz had cash, cash equivalents, restricted cash and restricted cash equivalents of $1.0 billion as compared to $1.5 billion as of December 31, 2017. The following table summarizes the net change in cash, cash equivalents and restricted cash for the periods shown:

	Nine Months Ended September 30,
(In millions)	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$2,021	$1,981	$40
Investing activities	(4,799)	(3,405)	(1,394)
Financing activities	2,304	2,081	223
Effect of exchange rate changes	(4)	26	(30)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(478)	$683	$(1,161)

During the nine months of 2018, there was a $33 million decrease in cash outflows from working capital accounts period over period and an increase of cash inflows of $7 million from net income (loss), excluding non-cash and non-operating items. The change from working capital accounts was due to a $123 million increase in cash primarily driven by additional accruals for operational expenses, partially offset by a $90 million decrease in cash primarily from additional customer receivables and prepaid expense items, all of which were the result of increased rental volume during the period.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. We expended an additional $1.4 billion on revenue earning vehicles in 2018, primarily in the U.S. RAC operations, to increase the average fleet size and enrich the fleet mix.

Net financing cash inflows were $2.3 billion for the nine months of 2018 compared to $2.1 billion for the nine months of 2017. The variance was primarily driven by an increase of $1.3 billion in net cash inflows in 2018 for vehicle debt related to our richer fleet mix and larger fleet size. Comparatively, in June 2017, we issued non-vehicle debt of $1.25 billion and repaid $250 million of 4.25% Senior Notes, with the remaining proceeds being included in restricted cash. Additionally, we had $120 million outstanding on the Senior RCF at September 30, 2017.

Cash Flows - Hertz Global

As of September 30, 2018, Hertz Global had cash, cash equivalents, restricted cash and restricted cash equivalents of $1.0 billion as compared to $1.5 billion as of December 31, 2017. The following table summarizes the net change in cash, cash equivalents and restricted cash for the periods shown:

	Nine Months Ended September 30,
(In millions)	2018	2017	$ Change
Cash provided by (used in):
Operating activities	$2,017	$1,977	$40
Investing activities	(4,799)	(3,405)	(1,394)
Financing activities	2,308	2,085	223
Effect of exchange rate changes	(4)	26	(30)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(478)	$683	$(1,161)

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

between Hertz and Hertz Global and cash outflows by Hertz Global for the purchase of treasury shares. There were no purchases of treasury shares by Hertz Global during the nine months of 2018 or 2017.

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

We are highly leveraged, and a substantial portion of our liquidity needs arise from debt service on our indebtedness and from the funding of our costs of operations and capital expenditures. Our practice is to maintain sufficient total liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse effect on our operations resulting from adverse financial market conditions.

Refer to Part I, Item 1, Note 6, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of September 30, 2018. Cash paid for interest during the nine months of 2018 was $268 million for interest on vehicle debt and $171 million for interest on non-vehicle debt. Cash paid for interest during the nine months of 2017 was $212 million for interest on vehicle debt and $164 million for interest on non-vehicle debt.

Details of our corporate liquidity were as follows:

(In millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$761	$1,072
Availability under the Senior RCF	505	552
Corporate liquidity	$1,266	$1,624

Approximately $1.8 billion of vehicle debt and $16 million of non-vehicle debt will mature during the twelve months following the issuance of this Report (the "next twelve months") and we will need to refinance a portion of the debt. We have reviewed the maturing debt obligations and determined that it is probable that we will be able, and have the intent, to repay or refinance these facilities at such times as we deem appropriate prior to their maturities. We believe that cash generated from operations, cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us, will be adequate to permit us to meet our debt maturities over the next twelve months.

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

As of September 30, 2018, Hertz was in compliance with the Covenant Leverage Ratio with a ratio of 1.50 to 1.00, as calculated in accordance with the Senior Credit Agreement. Consolidated EBITDA, as defined in the Senior Credit Agreement, is a component of the calculation of the Covenant Leverage Ratio and is a non-GAAP financial measure that is not a measure of operating results, but instead is a measure used to determine compliance with the Covenant Leverage Ratio under the Senior Credit Agreement. Consolidated EBITDA is generally defined in the Senior Credit Agreement as consolidated net income plus the sum of income taxes, non-vehicle interest expense, non-vehicle depreciation and amortization expense, and non-cash charges or losses, as further adjusted for certain other items permitted in calculating covenant compliance under the Senior RCF and the Letter of Credit Facility, including add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves.

Based on available liquidity from our expected operating results, the Senior RCF and other financing arrangements, Hertz expects to continue to be in compliance with the Covenant Leverage Ratio for at least the next twelve months.

Capital Expenditures

Revenue Earning Vehicles Expenditures

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2018
First Quarter	$(3,565)	$1,782	$(1,783)
Second Quarter	(4,045)	1,872	(2,173)
Third Quarter	(2,466)	1,724	(742)
Total	$(10,076)	$5,378	$(4,698)
2017
First Quarter	$(2,837)	$1,935	$(902)
Second Quarter	(3,872)	1,900	(1,972)
Third Quarter	(1,974)	1,450	(524)
Total	$(8,683)	$5,285	$(3,398)

As previously disclosed, we identified a classification error in our first quarter 2017 statement of cash flows that we corrected in the second quarter of 2017 related to our former operations in Brazil. Correction of the error resulted in a $25 million decrease to revenue earning vehicles expenditures and proceeds from disposal of revenue earning vehicles for the first quarter of 2017 and a $25 million increase of revenue earning vehicles expenditures and proceeds from disposal of revenue earning vehicles for the second quarter of 2017 in the table above. These revisions had no impact on the third quarter of 2017. Additionally, there was no impact on 2017 net capital expenditures for revenue earning vehicles and no impact on the 2017 totals.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth net capital expenditures for revenue earning vehicles by segment for the periods shown:

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2018	2017	$ Change	% Change
U.S. Rental Car	$(3,076)	$(1,748)	$(1,328)	76%
International Rental Car	(1,201)	(1,294)	93	(7)
All Other Operations	(421)	(356)	(65)	18
Total	$(4,698)	$(3,398)	$(1,300)	38

Capital Assets, Non-Vehicle

The table below sets forth our capital asset expenditures, non-vehicle, and related disposal proceeds from property and other equipment disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Capital Assets, Non-Vehicle
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2018
First Quarter	$(44)	$4	$(40)
Second Quarter	(36)	4	(32)
Third Quarter	(39)	39	—
Total	$(119)	$47	$(72)
2017
First Quarter	$(41)	$7	$(34)
Second Quarter	(43)	4	(39)
Third Quarter	(40)	7	(33)
Total	$(124)	$18	$(106)

The table below sets forth capital asset expenditures, non-vehicle, net of disposal proceeds, by segment for the periods shown:

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2018	2017	$ Change	% Change
U.S. Rental Car	$(14)	$(56)	$42	(75)%
International Rental Car	(11)	(15)	4	(27)
All Other Operations	(3)	(4)	1	(25)
Corporate	(44)	(31)	(13)	42
Total	$(72)	$(106)	$34	(32)

As previously disclosed, we revised our capital asset expenditures, non-vehicle for a correction of error related to intangible software assets for which no payment was made as of June 30, 2017. The correction resulted in a decrease in capital asset expenditures, non-vehicle of $13 million and $6 million for the first and second quarter of 2017, respectively. The cumulative error of $25 million was corrected in the third quarter of 2017. Accordingly, we revised our capital asset expenditures, non-vehicle for the third quarter of 2017 by a decrease of $19 million in the table above. These revisions had no impact on the 2017 totals.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS

As of September 30, 2018, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2017 Form 10‑K. Changes to our aggregate indebtedness, including related interest and terms for new issuances, are described in Part I, Item 1, Note 6, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

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

ITEM 4.   CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2017 Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, we have taken, and continue to take, the actions described below to remediate our existing material weaknesses which have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Income Taxes

To address the material weakness associated with controls over the analysis and assessment of income tax effects related to non-recurring transactions, the provision for income taxes and state deferred tax asset valuation allowances, during the three months ended September 30, 2018 management implemented quarterly control activities and enhanced and designed specific year-end control activities to assess the accounting for significant complex transactions and other tax related judgments.

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

HERTZ

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September30, 2018, due to the identification of material weaknesses in our internal control over financial reporting, as further described in Item 9A of our 2017 Form 10-K, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES (CONTINUED)

time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, we have taken, and continue to take, the actions described below to remediate our existing material weaknesses which have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Income Taxes

To address the material weakness associated with controls over the analysis and assessment of income tax effects related to non-recurring transactions, the provision for income taxes and state deferred tax asset valuation allowances, during the three months ended September 30, 2018 management implemented quarterly control activities and enhanced and designed specific year-end control activities to assess the accounting for significant complex transactions and other tax related judgments.

Our remediation efforts were ongoing during the three months ended September 30, 2018. To remediate our existing material weaknesses, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

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

Date:	November 8, 2018	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ JAMERE JACKSON
Jamere Jackson Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description
4.17.1	Hertz Holdings Hertz
Issuer Facility Agreement, dated September 25, 2018, by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation UK Limited.*

4.17.2	Hertz Holdings Hertz
Master Definitions and Constructions Agreement, dated September 25, 2018, by and among International Fleet Financing No. 2 B.V., Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SL, Hertz Autovermietung GMBH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas Securities Services, BNP Paribas S.A., Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, BNP Paribas Securities Services, Luxembourg Branch, The Hertz Corporation, TMF SFS Management BV, KPMG LLP, BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Sanne Trustee Services Limited, Hertz Holdings Netherlands B.V., and certain committed note purchasers, conduit investors and funding agents named therein.* #

4.17.3	Hertz Holdings Hertz
THC Guaranty and Indemnity, dated September 25, 2018, by and among The Hertz Corporation, Stuurgroep Fleet (Netherlands) B.V., RAC Finance S.A.S., Hertz Fleet Limited, Stuurgroep Fleet (Netherlands) B.V. Spanish Branch, and BNP Paribas Trust Corporation UK Limited.*

4.17.4	Hertz Holdings Hertz
French Master Lease and Servicing Agreement, dated September 25, 2018, by and among RAC Finance S.A.S., Hertz France S.A.S., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

4.17.5	Hertz Holdings Hertz
Dutch Master Lease and Servicing Agreement, dated September 25, 2018, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Automobielen Nederland B.V., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

4.17.6	Hertz Holdings Hertz
German Master Lease and Servicing Agreement, dated September 25, 2018, by and among Hertz Fleet Limited, Hertz Autovermietung GMBH, those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

4.17.7	Hertz Holdings Hertz
Spanish Master Lease and Agreement, dated September 25, 2018, by and among Stuurgroep Fleet (Netherlands) B.V., Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, Hertz de Espana, S.L.U., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

10.35	Hertz Holdings Hertz
Offer Letter, signed on August 15, 2018 between Jamere Jackson and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 20, 2018.

10.36	Hertz Holdings Hertz
Separation Agreement, dated as of August 29, 2018 by and among Thomas C. Kennedy, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 31, 2018.

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
_______________________________________________________________________________

*Furnished herewith
# Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission

Note: Certain instruments with respect to various additional obligations, which could be considered as long-term debt, have not been filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.