Form 10-Q
period 2019-03-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2019-05-07
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
The Hertz Corporation	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
	Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock, Par Value $0.01 per share	HTZ	New York Stock Exchange
The Hertz Corporation	None	None	None

Indicate the number of shares outstanding as of the latest practicable date.

	Class	Shares Outstanding at	April 29, 2019
Hertz Global Holdings, Inc.	Common Stock, par value $0.01 per share	84,119,340
The Hertz Corporation	Common Stock, par value $0.01 per share	100 (100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$554	$1,127
Restricted cash and cash equivalents:
Vehicle	425	257
Non-vehicle	27	26
Total restricted cash and cash equivalents	452	283
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,006	1,410
Receivables:
Vehicle	583	625
Non-vehicle, net of allowance of $27 and $27, respectively	980	962
Total receivables, net	1,563	1,587
Prepaid expenses and other assets	1,107	902
Revenue earning vehicles:
Vehicles	16,979	15,703
Less: accumulated depreciation	(3,211)	(3,284)
Total revenue earning vehicles, net	13,768	12,419
Property and equipment, net	771	778
Operating lease right-of-use assets	1,514	—
Intangible assets, net	3,218	3,203
Goodwill	1,083	1,083
Total assets(a)	$24,030	$21,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$649	$284
Non-vehicle	630	704
Total accounts payable	1,279	988
Accrued liabilities	1,330	1,304
Accrued taxes, net	146	136
Debt:
Vehicle	12,827	11,902
Non-vehicle	4,430	4,422
Total debt	17,257	16,324
Operating lease liabilities	1,513	—
Public liability and property damage	411	418
Deferred income taxes, net	1,089	1,092
Total liabilities(a)	23,025	20,262
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 86 and 86 shares issued, respectively and 84 and 84 shares outstanding, respectively	1	1
Additional paid-in capital	2,262	2,261
Accumulated deficit	(1,056)	(909)
Accumulated other comprehensive income (loss)	(185)	(192)
Treasury stock, at cost, 2 shares and 2 shares, respectively	(100)	(100)
Stockholders' equity attributable to Hertz Global	922	1,061
Noncontrolling interests	83	59
Total stockholders' equity	1,005	1,120
Total liabilities and stockholders' equity	$24,030	$21,382

(a)
Hertz Global Holdings, Inc.'s consolidated total assets as of March 31, 2019 and December 31, 2018 include total assets of variable interest entities (“VIEs”) of $1.1 billion and $1.0 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of March 31, 2019 and December 31, 2018 include total liabilities of VIEs of $1.0 billion and $947 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Special Purpose Entities" in Note 3, "Debt," and "Other Relationships" in Note 9, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Worldwide vehicle rental	$1,953	$1,894
All other operations	154	169
Total revenues	2,107	2,063
Expenses:
Direct vehicle and operating	1,266	1,236
Depreciation of revenue earning vehicles and lease charges	592	661
Selling, general and administrative	234	234
Interest expense, net:
Vehicle	112	94
Non-vehicle	71	72
Total interest expense, net	183	166
Other (income) expense, net	(19)	(3)
Total expenses	2,256	2,294
Income (loss) before income taxes	(149)	(231)
Income tax (provision) benefit	1	29
Net income (loss)	(148)	(202)
Net (income) loss attributable to noncontrolling interests	1	—
Net income (loss) attributable to Hertz Global	$(147)	$(202)
Weighted average shares outstanding:
Basic	84	83
Diluted	84	83
Earnings (loss) per share:
Basic earnings (loss) per share	$(1.75)	$(2.43)
Diluted earnings (loss) per share	$(1.75)	$(2.43)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(148)	$(202)
Other comprehensive income (loss):
Foreign currency translation adjustments	8	—
Net gain (loss) on defined benefit pension plans	(1)	(3)
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial (gains) losses on defined benefit pension plans	1	—
Total other comprehensive income (loss) before income taxes	8	(3)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	—
Total other comprehensive income (loss)	7	(3)
Total comprehensive income (loss)	(141)	(205)
Comprehensive (income) loss attributable to noncontrolling interests	1	—
Comprehensive income (loss) attributable to Hertz Global	$(140)	$(205)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2017	—	84	$1	$2,243	$(506)	$(118)	2	$(100)	$1,520	$—	$1,520
Change in accounting principle	—	—	—	—	(189)	—	—	—	(189)	—	(189)
January 1, 2018 (as adjusted)	—	84	1	2,243	(695)	(118)	2	(100)	1,331	—	1,331
Net income (loss)	—	—	—	—	(202)	—	—	—	(202)	—	(202)
Other comprehensive income (loss)	—	—	—	—	—	(3)	—	—	(3)	—	(3)
Net settlement on vesting of restricted stock	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	—	10	—	—	—	—	10	—	10
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	5	5
March 31, 2018	—	84	$1	$2,250	$(897)	$(121)	2	$(100)	$1,133	$5	$1,138

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2018	—	84	$1	$2,261	$(909)	$(192)	2	$(100)	$1,061	$59	$1,120
Net income (loss)	—	—	—	—	(147)	—	—	—	(147)	(1)	(148)
Other comprehensive income (loss)	—	—	—	—	—	7	—	—	7	—	7
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	3	—	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	25	25
March 31, 2019	—	84	$1	$2,262	$(1,056)	$(185)	2	$(100)	$922	$83	$1,005

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(148)	$(202)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	644	641
Depreciation and amortization, non-vehicle	48	58
Amortization of deferred financing costs and debt discount (premium)	14	13
Stock-based compensation charges	3	3
Provision for receivables allowance	10	9
Deferred income taxes, net	(4)	(36)
(Gain) loss on marketable securities	(11)	—
Other	(13)	4
Changes in assets and liabilities:
Non-vehicle receivables	(33)	(107)
Prepaid expenses and other assets	(55)	(64)
Operating lease right-of-use assets	90	—
Non-vehicle accounts payable	32	73
Accrued liabilities	28	4
Accrued taxes, net	10	2
Operating lease liabilities	(94)	—
Public liability and property damage	(7)	3
Net cash provided by (used in) operating activities	514	401
Cash flows from investing activities:
Revenue earning vehicles expenditures	(3,973)	(3,565)
Proceeds from disposal of revenue earning vehicles	2,153	1,782
Capital asset expenditures, non-vehicle	(54)	(44)
Proceeds from property and other equipment disposed of or to be disposed of	19	4
Other	—	(27)
Net cash provided by (used in) investing activities	(1,855)	(1,850)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	3,667	5,181
Repayments of vehicle debt	(2,736)	(3,283)
Proceeds from issuance of non-vehicle debt	341	127
Repayments of non-vehicle debt	(344)	(131)
Payment of financing costs	(12)	(19)
Contributions from noncontrolling interests	25	5
Other	(2)	(3)
Net cash provided by (used in) financing activities	939	1,877
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(2)	8
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(404)	436
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,410	1,504
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,006	$1,940

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$87	$82
Non-vehicle	29	28
Income taxes, net of refunds	6	6
Operating lease liabilities	140	—
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities, net of incentives	$431	$613
Sales of revenue earning vehicles included in receivables	365	268
Sales of revenue earning vehicles included in other receivables	78	—
Purchases of non-vehicle capital assets included in accounts payable	45	42
Operating lease right-of-use assets obtained in exchange for lease liabilities	20	—

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$554	$1,127
Restricted cash and cash equivalents:
Vehicle	425	257
Non-vehicle	27	26
Total restricted cash and cash equivalents	452	283
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,006	1,410
Receivables:
Vehicle	583	625
Non-vehicle, net of allowance of $27 and $27, respectively	980	962
Total receivables, net	1,563	1,587
Prepaid expenses and other assets	1,107	902
Revenue earning vehicles:
Vehicles	16,979	15,703
Less: accumulated depreciation	(3,211)	(3,284)
Total revenue earning vehicles, net	13,768	12,419
Property and equipment, net	771	778
Operating lease right-of-use assets	1,514	—
Intangible assets, net	3,218	3,203
Goodwill	1,083	1,083
Total assets(a)	$24,030	$21,382
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$649	$284
Non-vehicle	630	704
Total accounts payable	1,279	988
Accrued liabilities	1,330	1,304
Accrued taxes, net	146	136
Debt:
Vehicle	12,827	11,902
Non-vehicle	4,430	4,422
Total debt	17,257	16,324
Operating lease liabilities	1,513	—
Public liability and property damage	411	418
Deferred income taxes, net	1,091	1,094
Total liabilities(a)	23,027	20,264
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,190	3,187
Due from affiliate	(56)	(52)
Accumulated deficit	(2,029)	(1,884)
Accumulated other comprehensive income (loss)	(185)	(192)
Stockholder's equity attributable to Hertz	920	1,059
Noncontrolling interests	83	59
Total stockholder's equity	1,003	1,118
Total liabilities and stockholder's equity	$24,030	$21,382

(a)
The Hertz Corporation's consolidated total assets as of March 31, 2019 and December 31, 2018 include total assets of variable interest entities (“VIEs”) of $1.1 billion and $1.0 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of March 31, 2019 and December 31, 2018 include total liabilities of VIEs of $1.0 billion and $947 million, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Special Purpose Entities" in Note 3, "Debt," and "Other Relationships" in Note 9, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended March 31,
	2019	2018
Revenues:
Worldwide vehicle rental	$1,953	$1,894
All other operations	154	169
Total revenues	2,107	2,063
Expenses:
Direct vehicle and operating	1,266	1,236
Depreciation of revenue earning vehicles and lease charges	592	661
Selling, general and administrative	234	234
Interest expense, net:
Vehicle	112	94
Non-vehicle	69	71
Total interest expense, net	181	165
Other (income) expense, net	(19)	(3)
Total expenses	2,254	2,293
Income (loss) before income taxes	(147)	(230)
Income tax (provision) benefit	1	29
Net income (loss)	(146)	(201)
Net (income) loss attributable to noncontrolling interests	1	—
Net income (loss) attributable to Hertz	$(145)	$(201)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(146)	$(201)
Other comprehensive income (loss):
Foreign currency translation adjustments	8	—
Net gain (loss) on defined benefit pension plans	(1)	(3)
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial (gains) losses on defined benefit pension plans	1	—
Total other comprehensive income (loss) before income taxes	8	(3)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	—
Total other comprehensive income (loss)	7	(3)
Total comprehensive income (loss)	(139)	(204)
Comprehensive (income) loss attributable to noncontrolling interests	1	—
Comprehensive income (loss) attributable to Hertz	$(138)	$(204)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity
Balance at:
December 31, 2017	100	$—	$3,166	$(42)	$(1,486)	$(118)	$1,520	$—	$1,520
Change in accounting principle	—	—	—	—	(189)	—	(189)	—	(189)
January 1, 2018 (as adjusted)	100	—	3,166	(42)	(1,675)	(118)	1,331	—	1,331
Net income (loss)	—	—	—	—	(201)	—	(201)	—	(201)
Due from Hertz Holdings	—	—	—	(4)	—	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	(3)	(3)	—	(3)
Stock-based compensation charges	—	—	10	—	—	—	10	—	10
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
March 31, 2018	100	$—	$3,176	$(46)	$(1,876)	$(121)	$1,133	$5	$1,138

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity
Balance at:
December 31, 2018	100	$—	$3,187	$(52)	$(1,884)	$(192)	$1,059	$59	$1,118
Net income (loss)	—	—	—	—	(145)	—	(145)	(1)	(146)
Due from Hertz Holdings	—	—	—	(4)	—	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	7	7	—	7
Stock-based compensation charges	—	—	3	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25	25
March 31, 2019	100	$—	$3,190	$(56)	$(2,029)	$(185)	$920	$83	$1,003

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(146)	$(201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	644	641
Depreciation and amortization, non-vehicle	48	58
Amortization of deferred financing costs and debt discount (premium)	14	13
Stock-based compensation charges	3	3
Provision for receivables allowance	10	9
Deferred income taxes, net	(4)	(36)
(Gain) loss on marketable securities	(11)	—
Other	(13)	4
Changes in assets and liabilities:
Non-vehicle receivables	(33)	(107)
Prepaid expenses and other assets	(55)	(64)
Operating lease right-of-use assets	90	—
Non-vehicle accounts payable	32	73
Accrued liabilities	28	4
Accrued taxes, net	10	2
Operating lease liabilities	(94)	—
Public liability and property damage	(7)	3
Net cash provided by (used in) operating activities	516	402
Cash flows from investing activities:
Revenue earning vehicles expenditures	(3,973)	(3,565)
Proceeds from disposal of revenue earning vehicles	2,153	1,782
Capital asset expenditures, non-vehicle	(54)	(44)
Proceeds from property and other equipment disposed of or to be disposed of	19	4
Other	—	(27)
Net cash provided by (used in) investing activities	(1,855)	(1,850)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	3,667	5,181
Repayments of vehicle debt	(2,736)	(3,283)
Proceeds from issuance of non-vehicle debt	341	127
Repayments of non-vehicle debt	(344)	(131)
Payment of financing costs	(12)	(19)
Advances to Hertz Holdings	(4)	(4)
Contributions from noncontrolling interests	25	5
Net cash provided by (used in) financing activities	937	1,876
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(2)	8
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(404)	436
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,410	1,504
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,006	$1,940

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$87	$82
Non-vehicle	29	28
Income taxes, net of refunds	6	6
Operating lease liabilities	140	—
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable and accrued liabilities, net of incentives	$431	$613
Sales of revenue earning vehicles included in receivables	365	268
Sales of revenue earning vehicles included in other receivables	78	—
Purchases of non-vehicle capital assets included in accounts payable	45	42
Operating lease right-of-use assets obtained in exchange for lease liabilities	20	—

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2019 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

The Company's unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

The December 31, 2018 unaudited condensed consolidated balance sheet data is derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the Company's Form 10‑K for the year ended December 31, 2018 (the "2018 Form 10‑K"), as filed with the Securities and Exchange Commission ("SEC") on February 25, 2019.

Principles of Consolidation

The unaudited condensed consolidated financial statements of Hertz Global include the accounts of Hertz Global and its wholly owned and majority owned U.S. and international subsidiaries, and its VIEs, as applicable. The unaudited condensed consolidated financial statements of Hertz include the accounts of Hertz, its wholly owned and majority owned U.S. and international subsidiaries, and its VIEs, as applicable. The Company consolidates a VIE when it is deemed the primary beneficiary. The Company accounts for its investment in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Recently Issued Accounting Pronouncements

Adopted

Leases

In February 2016, the Financial Accounting Standards Board (the "FASB") issued guidance that replaced the existing lease guidance in U.S. GAAP and in 2018 and 2019 issued amendments and updates to the new lease standard (collectively "Topic 842"). Topic 842 established a right-of-use (“ROU”) model that requires a lessee to record on the balance sheet a ROU asset and corresponding lease liability based on the present value of future lease payments. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Topic 842 also expanded the requirements for lessees to record leases embedded in other arrangements. Additionally, enhanced quantitative and qualitative disclosures surrounding leases are required which provide financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases.

The Company adopted this guidance effective January 1, 2019 using a simplified transition approach for both lessees and lessors. Prior periods have not been retrospectively adjusted and are in conformance with the then existing guidance under U.S. GAAP ("Topic 840"). The Company utilized the package of practical expedients for existing or expired contracts and did not reassess whether such contracts contain leases, the lease classification or the initial direct costs. Additionally, the Company utilized the historical lease term and did not utilize the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment of its ROU assets. To determine the present value of its lease payments as of January 1, 2019, the Company utilized the interest rate implicit in the lease agreement. If the implicit interest rate was not provided in the lease agreement, the Company utilized the Company's collateralized incremental borrowing rate as of January 1, 2019. Also, with respect to the Company's real estate leases, vehicle leases and fleet leases, the Company availed itself of the practical expedient for lessees and lessors and elected an accounting policy by class of underlying asset to combine lease and non-lease components.

As of January 1, 2019, the Company accounts for revenue earned from vehicle rentals and rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset under Topic 842. Prior to the adoption of Topic 842, the Company accounted for such revenue under Revenue from Contracts with Customers ("Topic 606").

The cumulative effect of applying the new guidance to all leases as of January 1, 2019 that were not completed and with lease terms in excess of twelve months has been recorded as of the adoption date as follows:

Hertz Global

(In millions)	Operating Lease Right-of-Use Assets	Prepaid and Other Assets	Total Assets	Operating Lease Liabilities	Accrued Liabilities	Total Liabilities	Total Liabilities and Stockholders' Equity
As of December 31, 2018	$—	$902	$21,382	$—	$1,304	$20,262	$21,382
Effect of Adopting Topic 842	1,585	(45)	1,540	1,588	(48)	1,540	1,540
As of January 1, 2019	$1,585	$857	$22,922	$1,588	$1,256	$21,802	$22,922

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz

(In millions)	Operating Lease Right-of-Use Assets	Prepaid and Other Assets	Total Assets	Operating Lease Liabilities	Accrued Liabilities	Total Liabilities	Total Liabilities and Stockholder's Equity
As of December 31, 2018	$—	$902	$21,382	$—	$1,304	$20,264	$21,382
Effect of Adopting Topic 842	1,585	(45)	1,540	1,588	(48)	1,540	1,540
As of January 1, 2019	$1,585	$857	$22,922	$1,588	$1,256	$21,804	$22,922

Adoption of Topic 842 did not impact the Company's results of operations or cash flows. See Note 4, "Leases," for information regarding the Company’s accounting policies for leases, as well as other required disclosures under Topic 842.

Not Yet Adopted

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

The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods using a retrospective or prospective transition method. Early adoption is permitted, including adoption in any interim period. The Company intends to adopt this guidance when effective, on January 1, 2020, using a prospective transition method and is in the process of assessing the overall impact of adopting this guidance on its financial position, results of operations and cash flows.

Note 3—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions):

Facility	Weighted Average Interest Rate as of March 31, 2019	Fixed or Floating Interest Rate	Maturity	March 31, 2019	December 31, 2018
Non-Vehicle Debt
Senior Term Loan	5.25%	Floating	6/2023	$670	$674
Senior RCF	N/A	Floating	6/2021	—	—

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted Average Interest Rate as of March 31, 2019	Fixed or Floating Interest Rate	Maturity	March 31, 2019	December 31, 2018
Senior Notes(1)	6.13%	Fixed	10/2020-10/2024	2,500	2,500
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	1,250	1,250
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	6.14%	Fixed	Various	13	4
Unamortized Debt Issuance Costs and Net (Discount) Premium				(30)	(33)
Total Non-Vehicle Debt				4,430	4,422
Vehicle Debt
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	3.67%	Floating	3/2021	3,570	2,940
HVF II Series 2019-A(2)	N/A	Floating	10/2019	—	—
				3,570	2,940
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-3(2)	3.10%	Fixed	9/2020	371	371
HVF II Series 2016-1(2)	N/A	N/A	N/A	—	466
HVF II Series 2016-2(2)	3.41%	Fixed	3/2021	595	595
HVF II Series 2016-3(2)	2.72%	Fixed	7/2019	424	424
HVF II Series 2016-4(2)	3.09%	Fixed	7/2021	424	424
HVF II Series 2017-1(2)	3.38%	Fixed	10/2020	450	450
HVF II Series 2017-2(2)	3.57%	Fixed	10/2022	350	350
HVF II Series 2018-1(2)	3.41%	Fixed	2/2023	1,000	1,000
HVF II Series 2018-2(2)	3.80%	Fixed	6/2021	200	200
HVF II Series 2018-3(2)	4.15%	Fixed	7/2023	200	200
HVF II Series 2019-1(2)	3.85%	Fixed	3/2022	700	—
				5,494	5,260
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	3.86%	Floating	3/2021	482	320
				482	320
HFLF Medium Term Notes
HFLF Series 2015-1(3)	N/A	N/A	N/A	—	33
HFLF Series 2016-1(3)	3.81%	Both	4/2019-2/2020	136	171
HFLF Series 2017-1(3)	2.86%	Both	4/2019-4/2021	352	397
HFLF Series 2018-1(3)	3.28%	Both	7/2019-6/2021	550	550
				1,038	1,151

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted Average Interest Rate as of March 31, 2019	Fixed or Floating Interest Rate	Maturity	March 31, 2019	December 31, 2018
Vehicle Debt - Other
U.S. Vehicle RCF	4.98%	Floating	6/2021	146	146
European Vehicle Notes(4)	5.07%	Fixed	10/2021-3/2023	815	829
European ABS(2)	1.75%	Floating	10/2020	585	600
Canadian Securitization(2)	3.57%	Floating	3/2020	261	220
Australian Securitization(2)	3.56%	Floating	3/2020	155	155
New Zealand RCF	4.60%	Floating	3/2020	41	40
U.K. Financing Facility	3.08%	Floating	4/2019-9/2021	244	242
Other Vehicle Debt	3.98%	Floating	4/2019-10/2022	39	42
				2,286	2,274
Unamortized Debt Issuance Costs and Net (Discount) Premium				(43)	(43)
Total Vehicle Debt				12,827	11,902
Total Debt				$17,257	$16,324
N/A - Not applicable

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	March 31, 2019	December 31, 2018
5.875% Senior Notes due October 2020	$700	$700
7.375% Senior Notes due January 2021	500	500
6.250% Senior Notes due October 2022	500	500
5.500% Senior Notes due October 2024	800	800
	$2,500	$2,500

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

(3)
In the case of the Hertz Fleet Lease Funding LP ("HFLF") Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. The initial maturity date referenced for each series of HFLF Medium Term Notes represents the end of the revolving period for such series, at which time the related notes begin to amortize monthly by an amount equal to the lease collections payable to that series. To the extent the revolving period already has ended, the initial maturity date reflected is April 2019. The second maturity date referenced for each series of HFLF Medium Term Notes represents the date by which Hertz and the investors in the related series expect such series of notes to be repaid in full, which is based upon various assumptions made at the time of pricing of such notes, including the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases. Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date.” The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight-line amortization of the related notes from the initial maturity date through the expected final maturity date.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(4)
References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly owned subsidiary of Hertz organized under the laws of the Netherlands (“HHN BV”), unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.12 to 1 and 1.14 to 1 as of March 31, 2019 and December 31, 2018, respectively) set forth in the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicle Notes	March 31, 2019	December 31, 2018
4.125% Senior Notes due October 2021	$253	$257
5.500% Senior Notes due March 2023	562	572
	$815	$829

The Company is highly leveraged and a substantial portion of its liquidity needs arise from debt service on its indebtedness and from the funding of its costs of operations and capital expenditures. The Company’s practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements to mitigate any adverse impact on its operations resulting from adverse financial market conditions.

As of March 31, 2019, approximately $2.6 billion of vehicle debt and $19 million of non-vehicle debt is due to mature between April 1, 2019 and March 31, 2020. The Company has reviewed its debt facilities and determined that it is probable that the Company will be able, and has the intent, to refinance these facilities at such times as the Company determines appropriate prior to their respective maturities.

Vehicle Debt

HVF II U.S. Vehicle Variable Funding Notes

HVF II Series 2013-A Notes: In February 2019, HVF II increased the commitments under the HVF II Series 2013-A Notes by $400 million.

HVF II Series 2019-A Notes: In February 2019, HVF II issued the Series 2019-A Variable Funding Rental Car Asset Backed Notes in an aggregate maximum principal amount of $500 million.

HVF II U.S. Vehicle Medium Term Notes

HVF II Series 2019-1 Notes: In February 2019, HVF II issued the Series 2019-1 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D in an aggregate principal amount of $745 million. An affiliate of HVF II purchased the Class D Notes of such series at the time of issuance, and as a result, approximately $45 million of the aggregate principal amount is eliminated in consolidation. There is subordination within the HVF II Series 2019-1 Notes based on class.

Canadian Securitization

In April 2019, TCL Funding Limited Partnership ("Funding LP"), a bankruptcy remote, indirect, wholly owned, special purpose subsidiary of Hertz, amended its supplemental indenture for its Series 2015-A Variable Funding Rental Car Asset Backed Notes (the "Funding LP Series 2015-A Notes") to provide for incremental seasonal capacity (subject to borrowing base availability) of up to CAD$90 million from June 2019 to October 2019. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the Funding LP Series 2015-A Notes will revert to CAD$350 million (subject to borrowing base availability). Additionally, the Canadian Securitization was amended to extend the maturity of the aggregate maximum borrowings of CAD$350 million to March 2021.

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

The following facilities were available to the Company as of March 31, 2019 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$459	$459
Letter of Credit Facility	2	2
Total Non-Vehicle Debt	461	461
Vehicle Debt
U.S. Vehicle RCF	—	—
HVF II U.S. Vehicle Variable Funding Notes	995	—
HFLF Variable Funding Notes	18	2
European ABS	540	68
Canadian Securitization	—	—
Australian Securitization	22	—
U.K. Financing Facility	85	—
New Zealand RCF	—	—
Total Vehicle Debt	1,660	70
Total	$2,121	$531

Letters of Credit

As of March 31, 2019, there were outstanding standby letters of credit totaling $714 million. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount, $403 million was issued under the Senior RCF and $304 million was issued under the Letter of Credit Facility. As of March 31, 2019, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in International Fleet Financing II ("IFF No. 2"), whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary, therefore, the assets, liabilities, and results of operations of IFF No. 2 are included in the Company's unaudited condensed consolidated financial statements. As of March 31, 2019 and December 31, 2018, IFF No. 2 had total assets of $1.0 billion and $946 million, respectively, primarily comprised of loans receivable, and total liabilities of $1.0 billion and $946 million, respectively, primarily comprised of debt.

Covenant Compliance

The financial covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing the Senior RCF and the Letter of Credit Facility, as of the last day of any fiscal quarter may not exceed a ratio of 3.00 to 1.00 (the "Covenant Leverage Ratio"). As of March 31, 2019, Hertz was in compliance with the Covenant Leverage Ratio.

Note 4—Leases

As disclosed in the Leases section of Note 2, “Basis of Presentation and Recently Issued Accounting Pronouncements” ("Note 2"), the Company adopted Topic 842 in accordance with the effective date on January 1, 2019. Note 2 includes disclosures regarding the Company’s method of adoption and the impact upon adoption to its financial position, results of operations and cash flows.

The Company enters into agreements as a lessor under which it rents vehicles and leases fleets to customers. The Company enters into agreements as a lessee to rent real estate, vehicles and other equipment and to conduct its vehicle rental operations under concession agreements. If any of the following criteria is met, the Company classifies the lease as a financing lease (as a lessee) or as a direct financing or sales-type lease (as a lessor):

•	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term;

•	The lease grants the lessee an option to purchase the underlying asset that the Company is reasonably certain to exercise;

•	The lease term is for 75% or more of the remaining economic life of the underlying asset, unless the commencement date falls within the last 25% of the economic life of the underlying asset;

•	The present value of the sum of the lease payments equals or exceeds 90% of the fair value of the underlying asset; or

•	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.
Leases that do not meet any of the above criteria are accounted for as operating leases.

The Company combines lease and non-lease components in its contracts under Topic 842.

The following further describes the Company's leasing transactions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Lessor

The Company's operating leases for vehicle rentals have rental periods that are typically short term in nature (e.g., daily or weekly) and can generally be extended for up to one month or terminated at the customer's discretion. Rental charges are computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. In connection with the vehicle rental, the Company offers supplemental equipment rentals (e.g., child seats and ski racks) and issues loyalty points to customers enrolled in its Hertz Gold Plus Rewards program, which are deemed lease components. The Company also offers value-added services in connection with the vehicle rental, which are deemed non-lease components, such as loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and satellite radio. Additionally, the Company charges for variable services primarily consisting of charges for the fueling of vehicles and tolls incurred during the rental period, and for fees associated with the early or late termination of the vehicle lease. The Company mitigates residual value risk of its revenue earning vehicles by utilizing manufacturer repurchase and guaranteed depreciation programs, using sophisticated vehicle diagnostic and repair equipment to maintain the condition of its vehicles, and through periodic reviews of vehicle depreciation rates based on management's ongoing assessment of present and estimated future market conditions.

The Company's operating leases for fleets have lease periods that are typically for twelve months, after which the lease converts to a month-to-month lease, allowing the vehicle to be surrendered any time thereafter. The Company's fleet leases contain a terminal rental adjustment clause ("TRAC lease") where, upon sale of the vehicle following the termination of the lease, a TRAC adjustment may result through which the lessee is credited or charged with the gain or loss on the vehicle. Such TRAC adjustments are considered variable charges.

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2019:

(In millions)	Three Months Ended March 31, 2019
Operating lease income from vehicle rentals	$1,800
Operating lease income from fleet leasing	158
Variable operating lease income	67
Revenue accounted for under Topic 842	2,025
Revenue accounted for under Topic 606	82
Total revenues	$2,107

Lessee

As a lessee, the Company has the following types of operating leases:

•
Concession agreements which grant the Company the right to conduct its vehicle rental operations at airports, hotels and train stations and to use building space such as terminal counters and parking garages;

•	Real estate leases for its off airport vehicle rental locations and other premises;

•	Revenue earning vehicle leases; and

•	Other equipment leases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The Company's lease terms generally range from one month to thirty-five years and a number of agreements contain escalation clauses, which increase the payment obligation based on a fixed or variable rate, and renewal options. The length of renewals vary and may result in different payment terms. Payment terms are based on fixed rates explicit in the lease, including guaranteed minimums, and/or variable rates based on:

•	Operating expenses, such as common area charges, real estate taxes and insurance;

•	A percentage of revenues or sales arising at the relevant premises; and/or

•	Periodic inflation adjustments.

The Company recognizes a ROU asset and lease liability in its condensed consolidated balance sheet for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the Company's ROU asset and lease liability when it is reasonably certain that such options will be exercised. The Company does not recognize ROU assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less) and recognizes lease expense on a straight-line basis over the lease term.

To determine the present value of its lease payments, the Company utilizes the interest rate implicit in the lease agreement. If the implicit interest rate was not provided in the lease agreement, the Company utilizes the Company's collateralized incremental borrowing rate as of the beginning of the reporting period or the commencement date of the lease, whichever is later.

The following table summarizes the amount of lease costs incurred by the Company:

(In millions)	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Minimum fixed lease costs(1):
Short-term lease costs	$30	N/A
Other operating lease costs	134	N/A
Total	$164	$577
Variable lease costs	63	438
Total lease costs	$227	$1,015
(1) Topic 842, which was adopted on January 1, 2019, requires the Company to disclose the short term portion of minimum fixed lease costs. For the year ended December 31, 2018, under the then existing guidance in Topic 840, the Company was only required to disclose minimum fixed costs in total.

The following summarizes the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as a lessee:

As of March 31, 2019
Weighted average remaining lease term (in years)	9
Weighted average discount rate	10.9%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table summarizes the Company's minimum fixed lease obligations under existing agreements as a lessee, excluding variable concession obligations and short-term leases, as of March 31, 2019:

(In millions)
April 1, 2019 - March 31, 2020	$465
April 1, 2020 - March 31, 2021	379
April 1, 2021 - March 31, 2022	305
April 1, 2022 - March 31, 2023	226
April 1, 2023 - March 31, 2024	166
After March 31, 2024	930
Total lease payments	2,471
Interest	(958)
Operating lease liabilities at March 31, 2019	$1,513

Note 5—Income Tax (Provision) Benefit

Hertz Global

The effective tax rate for the three months ended March 31, 2019 and 2018 is 1% and 13%, respectively.

The Company recorded a tax benefit of $1 million for the three months ended March 31, 2019, compared to $29 million for the three months ended March 31, 2018. The effective income tax rate and related tax benefit are lower for the three months ended March 31, 2019 driven by overall improvement in results from operations, primarily due to lower losses in the U.S. where an income tax benefit was recognized, and the composition of earnings by jurisdiction.

Hertz

The effective tax rate for the three months ended March 31, 2019 and 2018 is 1% and 13%, respectively.

The Company recorded a tax benefit of $1 million for the three months ended March 31, 2019, compared to $29 million for the three months ended March 31, 2018. The effective income tax rate and related tax benefit are lower for the three months ended March 31, 2019 driven by overall improvement in results from operations, primarily due to lower losses in the U.S. where an income tax benefit was recognized, and the composition of earnings by jurisdiction.

Note 6—Earnings (Loss) Per Share - Hertz Global

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(148)	$(202)
Net (income) loss attributable to noncontrolling interests	1	—
Net income (loss) attributable to Hertz Global	$(147)	$(202)
Denominator:
Basic weighted average shares outstanding	84	83
Dilutive stock options, RSUs and PSUs	—	—
Weighted average shares used to calculate diluted earnings (loss) per share	84	83
Antidilutive stock options, RSUs, PSUs and PSAs	2	3
Earnings (loss) per share:
Basic earnings (loss) per share	$(1.75)	$(2.43)
Diluted earnings (loss) per share	$(1.75)	$(2.43)

Note 7—Fair Value Measurements

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

Investments in equity securities that are measured at fair value on a recurring basis consist of marketable securities.

The following table summarizes the ending balances of the Company's cash equivalents, restricted cash equivalents and investments:

	March 31, 2019				December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds and time deposits	$250	$—	$—	$250	$701	$—	$—	$701
Equity securities	55	—	—	55	44	—	—	44

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of March 31, 2019		As of December 31, 2018
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt	$4,460	$4,304	$4,455	$4,011
Vehicle Debt	12,870	12,885	11,945	11,891
Total	$17,330	$17,189	$16,400	$15,902

Note 8—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated on the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of March 31, 2019 and December 31, 2018, the Company's liability recorded for public liability and property damage matters is $411 million and $418 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees and former employees and governmental investigations. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party during the three months ended March 31, 2019 or the period after March 31, 2019, but before the filing of this Quarterly Report on Form 10‑Q.

Governmental Investigations - The Company previously identified certain activities in Brazil that raised issues under the Foreign Corrupt Practices Act (the "FCPA") and other federal and local laws, which the Company self-reported to appropriate government entities. The matters associated with the FCPA and other federal matters have been resolved without further action by the applicable U.S. government entities. The Company is continuing its cooperation with respect to matters under local Brazilian laws. The Company has accrued a loss contingency with respect to the ongoing Brazil-related matters that is not material. However, it is possible that an adverse outcome with respect to the ongoing matters in Brazil could result in losses that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in certain of its public disclosures in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. The complaint, as amended, was dismissed with prejudice on April 27, 2017 and on September 20, 2018, the Third Circuit affirmed the dismissal of the complaint with prejudice.  On February 5, 2019, the plaintiffs filed a motion asking the federal district court to exercise its discretion and allow the plaintiffs to reinstate their claims to include additional allegations from the Administrative Order.

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

Other Proceedings

Litigation Against Former Executives - On March 25, 2019, the Company filed a petition against Mark Frissora, Elyse Douglas and John Jeffrey Zimmerman, all former senior executive officers of the former Hertz Global Holdings, Inc. ("Old Hertz Holdings"), in the U.S. District Court for the District of New Jersey alleging four causes of action for breach of contract, with a fifth cause of action seeking a declaratory judgment denying the defendants' entitlement to advances of fees and expenses under the Company's indemnification bylaws. On March 28, 2019, the Company filed a petition against Scott Sider, a former senior executive of Old Hertz Holdings, in the Circuit Court of the Twentieth Judicial Circuit alleging three causes of action for breach of contract, with a fourth cause of action seeking a declaratory judgment denying the defendants' entitlement to advances of fees and expenses under the Company's indemnification bylaws. The Company is seeking repayment of incentive-based compensation received by the defendants in connection with the restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The Company is also seeking recovery for the costs of the SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. Pursuant to the agreements governing the separation of Herc Holdings from Hertz Global that occurred on June 30, 2016, Herc Holdings is entitled to 15% of the net proceeds of any such repayment or recovery.

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

Note 9—Related Party Transactions

Agreements with the Icahn Group

In the normal course of business, the Company purchases goods and services and leases property from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack (collectively, the "Icahn Group"). During the three months ended March 31, 2019 and 2018, the Company purchased approximately $12 million and $6 million, respectively, worth of goods and services from these related parties.

Transactions and agreements between Hertz Holdings and Hertz

In June 2017, Hertz entered into a master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2018 (the "2017 Master Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin.

In June 2018, upon expiration of the 2017 Master Loan, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2019 (the "2018 Master Loan") where amounts outstanding under the 2017 Master Loan were transferred to the 2018 Master Loan. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of March 31, 2019 and December 31, 2018, there was $121 million and $117 million, respectively, outstanding under the 2018 Master Loan representing advances and any accrued but unpaid interest. Additionally, Hertz has a due to an affiliate in the amount of $65 million, which represents a tax-related liability to Hertz Holdings.

The net impact of the above amounts are included in stockholder's equity in the accompanying unaudited condensed consolidated balance sheets of Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

767 Auto Leasing LLC

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with the Icahn Group, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Hertz leases the vehicles purchased by 767 under the 767 Lease Agreement or from third parties, under a mutually developed fleet plan and Hertz manages, services, repairs, sells and maintains those leased vehicles on behalf of 767. Hertz rents the leased vehicles to drivers of transportation network companies ("TNC"), including Lyft, Inc. drivers, from rental counters within locations leased or owned by affiliates of 767, including locations operated under a master lease agreement with The Pep Boys - Manny, Joe & Jack. The 767 Lease Agreement has an initial term of 18 months and is subject to automatic six month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six month renewal. 767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp. ("American"), an entity affiliated with the Icahn Group.

The Company is entitled to 25% of the profit from the rental of the leased vehicles, as specified in the 767 Lease Agreement, which is variable and based primarily on the rental revenue, less certain vehicle related costs, such as depreciation, licensing and maintenance expenses. The Company has determined that it is the primary beneficiary of 767 due to its power to direct the activities of 767 that most significantly impact 767's economic performance and the Company's obligation to absorb 25% of 767's gains/losses. Accordingly, 767 is consolidated by the Company as a VIE.

Note 10—Segment Information

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

	Three Months Ended March 31,
(In millions)	2019	2018
Revenues
U.S. Rental Car	$1,520	$1,426
International Rental Car	433	468
All Other Operations	154	169
Total Hertz Global and Hertz	$2,107	$2,063
Depreciation of revenue earning vehicles and lease charges
U.S. Rental Car	$386	$434
International Rental Car	97	102
All Other Operations	109	125
Total Hertz Global and Hertz	$592	$661
Adjusted Pre-tax Income (Loss)(a)
U.S. Rental Car	$25	$(48)
International Rental Car	(18)	(6)
All Other Operations	25	22
Corporate	(143)	(143)
Total Hertz Global	(111)	(175)
Corporate - Hertz	2	1
Total Hertz	$(109)	$(174)

(In millions)	March 31, 2019	December 31, 2018
Total assets
U.S. Rental Car	$16,375	$13,983
International Rental Car	4,590	4,057
All Other Operations	1,934	1,843
Corporate	1,131	1,499
Total Hertz Global and Hertz	$24,030	$21,382

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz Global

	Three Months Ended March 31,
(In millions)	2019	2018
Adjusted Pre-tax Income (Loss):
U.S. Rental Car	$25	$(48)
International Rental Car	(18)	(6)
All Other Operations	25	22
Total reportable segments	32	(32)
Corporate(1)	(143)	(143)
Adjusted Pre-tax Income (Loss)	(111)	(175)
Adjustments:
Acquisition accounting(2)	(14)	(15)
Debt-related charges(3)	(14)	(16)
Restructuring and restructuring related charges(4)	(7)	(4)
Information technology and finance transformation costs(5)	(23)	(23)
Other(6)	20	2
Income (loss) before income taxes	$(149)	$(231)

Hertz

	Three Months Ended March 31,
(In millions)	2019	2018
Adjusted Pre-tax Income (Loss):
U.S. Rental Car	$25	$(48)
International Rental Car	(18)	(6)
All Other Operations	25	22
Total reportable segments	32	(32)
Corporate(1)	(141)	(142)
Adjusted Pre-tax Income (Loss)	(109)	(174)
Adjustments:
Acquisition accounting(2)	(14)	(15)
Debt-related charges(3)	(14)	(16)
Restructuring and restructuring related charges(4)	(7)	(4)
Information technology and finance transformation costs(5)	(23)	(23)
Other(6)	20	2
Income (loss) before income taxes	$(147)	$(230)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and equipment relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(4)
Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. In 2018, also includes consulting costs, legal fees, and other expenses related to the previously disclosed accounting review and investigation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(5)
Represents costs associated with the Company’s information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes.

(6)
Represents miscellaneous or non-recurring items, and includes amounts attributable to noncontrolling interests. In 2019, also includes an $11 million gain on marketable securities, and an $8 million gain on the sale of non-vehicle capital assets.

Note 11—Guarantor and Non-Guarantor Condensed Consolidating Financial Information - Hertz

The following tables present the Condensed Consolidating Balance Sheets as of March 31, 2019 and December 31, 2018, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018 and the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2019 and 2018 of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Senior Notes issued by the Parent ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Senior Notes issued by the Parent ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and (e) Hertz on a consolidated basis.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2019
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$173	$3	$378	$—	$554
Restricted cash and cash equivalents	130	11	311	—	452
Total cash, cash equivalents, restricted cash and restricted cash equivalents	303	14	689	—	1,006
Receivables, net of allowance	461	167	935	—	1,563
Due from affiliates	3,224	4,138	7,505	(14,867)	—
Prepaid expenses and other assets	5,085	28	300	(4,306)	1,107
Revenue earning vehicles, net	268	—	13,500	—	13,768
Property and equipment, net	611	62	98	—	771
Operating lease right-of-use assets	943	198	373	—	1,514
Investment in subsidiaries, net	7,569	1,560	—	(9,129)	—
Intangible assets, net	188	3,026	4	—	3,218
Goodwill	102	943	38	—	1,083
Total assets	$18,754	$10,136	$23,442	$(28,302)	$24,030
LIABILITIES AND STOCKHOLDER'S EQUITY
Due to affiliates	$10,833	$990	$3,044	$(14,867)	$—
Accounts payable	395	112	772	—	1,279
Accrued liabilities	824	50	456	—	1,330
Accrued taxes, net	81	17	2,389	(2,341)	146
Debt	4,575	—	12,682	—	17,257
Operating lease liabilities	940	199	374	—	1,513
Public liability and property damage	186	41	184	—	411
Deferred income taxes, net	—	1,732	1,324	(1,965)	1,091
Total liabilities	17,834	3,141	21,225	(19,173)	23,027
Stockholder's equity:
Total stockholder's equity attributable to Hertz	920	6,995	2,134	(9,129)	920
Noncontrolling interests	—	—	83	—	83
Total stockholder's equity	920	6,995	2,217	(9,129)	1,003
Total liabilities and stockholder's equity	$18,754	$10,136	$23,442	$(28,302)	$24,030

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$576	$3	$548	$—	$1,127
Restricted cash and cash equivalents	137	8	138	—	283
Total cash, cash equivalents, restricted cash and restricted cash equivalents	713	11	686	—	1,410
Receivables, net of allowance	421	174	992	—	1,587
Due from affiliates	3,522	5,312	9,101	(17,935)	—
Prepaid expenses and other assets	4,863	34	269	(4,264)	902
Revenue earning vehicles, net	421	1	11,997	—	12,419
Property and equipment, net	590	64	124	—	778
Investment in subsidiaries, net	7,648	1,526	—	(9,174)	—
Intangible assets, net	160	3,039	4	—	3,203
Goodwill	102	943	38	—	1,083
Total assets	$18,440	$11,104	$23,211	$(31,373)	$21,382
LIABILITIES AND STOCKHOLDER'S EQUITY
Due to affiliates	$11,351	$2,306	$4,278	$(17,935)	$—
Accounts payable	388	97	503	—	988
Accrued liabilities	823	69	412	—	1,304
Accrued taxes, net	67	15	2,359	(2,305)	136
Debt	4,567	—	11,757	—	16,324
Public liability and property damage	185	41	192	—	418
Deferred income taxes, net	—	1,729	1,324	(1,959)	1,094
Total liabilities	17,381	4,257	20,825	(22,199)	20,264
Stockholder's equity:
Total stockholder's equity attributable to Hertz	1,059	6,847	2,327	(9,174)	1,059
Noncontrolling interests	—	—	59	—	59
Total stockholder's equity	1,059	6,847	2,386	(9,174)	1,118
Total liabilities and stockholder's equity	$18,440	$11,104	$23,211	$(31,373)	$21,382

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2019
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,151	$320	$2,074	$(1,438)	$2,107
Expenses:
Direct vehicle and operating	812	157	297	—	1,266
Depreciation of revenue earning vehicles and lease charges	1,394	74	562	(1,438)	592
Selling, general and administrative	157	16	61	—	234
Interest (income) expense, net	107	(46)	120	—	181
Other (income) expense, net	(19)	—	—	—	(19)
Total expenses	2,451	201	1,040	(1,438)	2,254
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(1,300)	119	1,034	—	(147)
Income tax (provision) benefit	42	(4)	(37)	—	1
Equity in earnings (losses) of subsidiaries, net of tax	1,112	25	—	(1,137)	—
Net income (loss)	(146)	140	997	(1,137)	(146)
Net (income) loss attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to Hertz	(146)	140	998	(1,137)	(145)
Total other comprehensive income (loss), net of tax	8	2	6	(9)	7
Comprehensive income (loss) attributable to Hertz	$(138)	$142	$1,004	$(1,146)	$(138)

For the Three Months Ended March 31, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,056	$319	$1,489	$(801)	$2,063
Expenses:
Direct vehicle and operating	751	172	313	—	1,236
Depreciation of revenue earning vehicles and lease charges	766	84	612	(801)	661
Selling, general and administrative	161	12	61	—	234
Interest (income) expense, net	102	(33)	96	—	165
Other (income) expense, net	(2)	—	(1)	—	(3)
Total expenses	1,778	235	1,081	(801)	2,293
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(722)	84	408	—	(230)
Income tax (provision) benefit	122	(14)	(79)	—	29
Equity in earnings (losses) of subsidiaries, net of tax	399	25	—	(424)	—
Net income (loss)	(201)	95	329	(424)	(201)
Total other comprehensive income (loss), net of tax	(3)	(2)	(3)	5	(3)
Comprehensive income (loss)	$(204)	$93	$326	$(419)	$(204)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2019
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$83	$5	$1,421	$(993)	$516
Cash flows from investing activities:
Revenue earning vehicles expenditures	(102)	—	(3,871)	—	(3,973)
Proceeds from disposal of revenue earning vehicles	48	—	2,105	—	2,153
Capital asset expenditures, non-vehicle	(45)	(2)	(7)	—	(54)
Proceeds from property and other equipment disposed of or to be disposed of	17	—	2	—	19
Capital contributions to subsidiaries	(376)	—	—	376	—
Return of capital from subsidiaries	406	—	—	(406)	—
Proceeds from/repayments of intercompany loan	—	—	434	(434)	—
Net cash provided by (used in) investing activities	(52)	(2)	(1,337)	(464)	(1,855)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	195	—	3,472	—	3,667
Repayments of vehicle debt	(195)	—	(2,541)	—	(2,736)
Proceeds from issuance of non-vehicle debt	341	—	—	—	341
Repayments of non-vehicle debt	(344)	—	—	—	(344)
Payment of financing costs	—	—	(12)	—	(12)
Advances to Hertz Holdings	(4)	—	—	—	(4)
Contributions from noncontrolling interests	—	—	25	—	25
Capital contributions received from parent	—	—	376	(376)	—
Payment of dividends and return of capital	—	—	(1,399)	1,399	—
Proceeds from/repayments of intercompany loan	(434)	—	—	434	—
Net cash provided by (used in) financing activities	(441)	—	(79)	1,457	937
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	(2)	—	(2)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(410)	3	3	—	(404)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	713	11	686	—	1,410
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$303	$14	$689	$—	$1,006

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(221)	$7	$957	$(341)	$402
Cash flows from investing activities:
Revenue earning vehicles expenditures	(129)	—	(3,436)	—	(3,565)
Proceeds from disposal of revenue earning vehicles	48	—	1,734	—	1,782
Capital asset expenditures, non-vehicle	(28)	(3)	(13)	—	(44)
Proceeds from property and other equipment disposed of or to be disposed of	—	—	4	—	4
Other	(24)	—	(3)	—	(27)
Capital contributions to subsidiaries	(877)	—	—	877	—
Return of capital from subsidiaries	1,307	—	—	(1,307)	—
Proceeds from/repayments of intercompany loan	—	—	235	(235)	—
Net cash provided by (used in) investing activities	297	(3)	(1,479)	(665)	(1,850)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	554	—	4,627	—	5,181
Repayments of vehicle debt	(607)	—	(2,676)	—	(3,283)
Proceeds from issuance of non-vehicle debt	127	—	—	—	127
Repayments of non-vehicle debt	(131)	—	—	—	(131)
Payment of financing costs	(1)	—	(18)	—	(19)
Advances to Hertz Holdings	(4)	—	—	—	(4)
Contributions from noncontrolling interests	—	—	5	—	5
Capital contributions received from parent	—	—	877	(877)	—
Payment of dividends and return of capital	—	—	(1,648)	1,648	—
Proceeds from/repayments of intercompany loan	(235)	—	—	235	—
Net cash provided by (used in) financing activities	(297)	—	1,167	1,006	1,876
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	8	—	8
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(221)	4	653	—	436
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	911	16	577	—	1,504
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$690	$20	$1,230	$—	$1,940

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hertz Global Holdings, Inc. (together with its consolidated subsidiaries and variable interest entities, "Hertz Global") is a holding company and its principal, wholly owned subsidiary is The Hertz Corporation (together with its consolidated subsidiaries and variable interest entities, "Hertz"). Hertz Global consolidates Hertz for financial statement purposes, and Hertz comprises approximately the entire balance of Hertz Global's assets, liabilities and operating cash flows. In addition, Hertz's operating revenues and operating expenses comprise nearly 100% of Hertz Global's revenues and operating expenses. As such, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") that follows herein is for Hertz and also applies to Hertz Global in all material respects, unless noted. Differences between the operations and results of Hertz and Hertz Global are separately disclosed and explained. We sometimes use the words "we," "our," "us," and the "Company" in this MD&A for disclosures that relate to all of Hertz and Hertz Global.

This MD&A should be read in conjunction with the MD&A presented in our 2018 Form 10‑K and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report on Form 10-Q for the quarterly period ended March 31, 2019 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

We operate our vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from approximately 10,200 company-owned, licensee and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Caribbean, the Middle East and New Zealand. We are one of the largest worldwide vehicle rental companies and our Hertz brand name is one of the most recognized globally, signifying leadership in quality rental services and products. We have an extensive network of airport and off airport rental locations in the U.S. and in all major European markets. We are also a provider of integrated vehicle leasing and fleet management solutions through our Donlen subsidiary.

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. In addition to vehicle rental, we provide, integrated vehicle leasing and fleet management solutions through our Donlen subsidiary. We have a diversified revenue base and a highly variable cost structure and are able to adjust fleet capacity, the most significant determinant of our costs, over time to meet expectations of market demand. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions, including residual values. Our business requires significant expenditures for vehicles, and consequently we require substantial liquidity to finance such expenditures. See "Liquidity and Capital Resources" below.

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

•	Depreciation expense and lease charges relating to revenue earning vehicles;

•	Selling, general and administrative expense ("SG&A"), which includes costs for information technology and finance transformation programs; and

•	Interest expense, net.

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

Revenue Earning Vehicles

Revenue earning vehicles used in our rental and leasing operations are stated at cost, net of related discounts and incentives from manufacturers. Holding periods typically range from six to thirty-six months. Also included in revenue earning vehicles are vehicles placed on the Company's retail lots for sale or are actively in the process of being sold through other disposition channels.

Program vehicles are purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers wherein the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase or auction periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the program vehicle upon sale. Program vehicles generally provide us with flexibility to increase or reduce the size of our fleet based on economic demand. When we increase the percentage of program vehicles, the average age of our fleet decreases since the average holding period for program vehicles is shorter than for non-program vehicles.

When a revenue earning vehicle is acquired outside of a vehicle repurchase program, the Company estimates the period that it will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage). The Company also estimates the residual value of the applicable revenue earning vehicles at the expected time of disposal, taking into consideration factors such as make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct) and market conditions. The vehicle is depreciated using a rate based on these estimates. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and the estimated holding period of the vehicle. Differences between actual residual values and those estimated result in an adjustment to depreciation upon disposition of the vehicle. The Company's depreciation of revenue earning vehicles and lease charges also includes costs associated with the disposal of vehicles and rents paid for vehicles leased.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We dispose of our non-program vehicles via auction, dealer-direct and our retail locations. Non-program vehicles disposed of through our retail outlets allow us the opportunity for value-added revenue, such as warranty, financing and title fees. We periodically review and adjust the mix between program and non-program vehicles in our fleet based on contract negotiations and the economic environment pertaining to our industry in an effort to optimize the mix of vehicles.

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

Adoption of the new Lease Standard

Effective January 1, 2019, we adopted the new lease standard, Topic 842 which did not have a significant impact to our results of operations for the three months ended March 31, 2019. See the section in Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" for further information.

2019 Operating Overview

The following provides an overview of our business and financial performance and key factors influencing our results:

•	U.S. RAC

◦	1Q 2019 versus 1Q 2018:

▪	Total revenues increased $94 million, or 7%

▪	Total RPD and Total RPU increased 2%

▪	Transaction Days increased 4%

▪	Depreciation of revenue earning vehicles and lease charges decreased 11% to $386 million

▪	Depreciation Per Unit Per Month decreased 15% to $256

▪	Vehicle Utilization was comparable at 79%

▪	DOE as a percentage of total revenues decreased 80 bps (64% versus 65%)

▪	SG&A as a percentage of total revenues increased 100 bps (8% versus 7%)

•International RAC

◦	1Q 2019 versus 1Q 2018:

▪	Total revenues decreased $35 million, or 7%, and were flat, excluding the impact of foreign currency exchange at average rates ("fx")

▪	Total RPD decreased 2%, and Total RPU decreased 3%

▪	Transaction Days increased 2%

▪	Depreciation of revenue earning vehicles and lease charges decreased 5% to $97 million, and increased $3 million, or 3%, excluding fx

▪	Depreciation Per Unit Per Month was comparable ($212 versus $211)

▪	Vehicle Utilization decreased 90 bps (74% versus 75%)

▪	DOE as a percentage of total revenues increased 150 bps (66% versus 64%).

▪	SG&A as a percentage of total revenues decreased 40 bps (12% versus 13%)

•
Recorded $23 million in expenses during the first quarter of 2019 and 2018 associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the company's systems and processes.

For more information on the above, see the discussion of our results on a consolidated basis and by segment that follows herein.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2019	2018
Total revenues	$2,107	$2,063	2%
Direct vehicle and operating expenses	1,266	1,236	2
Depreciation of revenue earning vehicles and lease charges	592	661	(10)
Selling, general and administrative expenses	234	234	—
Interest expense, net:
Vehicle	112	94	19
Non-vehicle	69	71	(3)
Interest expense, net	181	165	10
Other (income) expense, net	(19)	(3)	NM
Income (loss) before income taxes	(147)	(230)	(36)
Income tax (provision) benefit	1	29	(97)
Net income (loss)	(146)	(201)	(27)
Net (income) loss attributable to noncontrolling interests	1	—	—
Net income (loss) attributable to Hertz	$(145)	$(201)	(28)
Adjusted Pre-tax Income (Loss)(a)	$(109)	$(174)	(37)
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Total revenues increased $44 million, or 2%, in the first quarter of 2019 compared to 2018 primarily due to an increase of $94 million in our U.S. RAC segment, partially offset by a decrease of $35 million and $15 million in our International RAC and All Other Operations segments, respectively. U.S. RAC revenues increased due to higher volume and Total RPD. Revenues for the International RAC segment decreased primarily due to the impact of fx.

DOE increased $30 million, or 2%, in the first quarter of 2019 compared to 2018 primarily due to an increase of $49 million in our U.S. RAC segment, partially offset by a decrease of $16 million in our International RAC segment. The increase in our U.S. RAC segment was partly due to volume growth. Excluding a $23 million fx impact, DOE for International RAC increased $7 million.

Depreciation of revenue earning vehicles and lease charges decreased $69 million, or 10%, in the first quarter of 2019 compared to 2018 primarily due to a $48 million decrease in our U.S. RAC segment and a $16 million decrease in our All Other Operations segment. The decrease in our U.S. RAC segment resulted from continued strength in residual values and increases in dispositions through higher-yielding dealer direct and retail sales channels.

SG&A was down slightly due to decreased incentive compensation charges in our Corporate operations and the impact of fx in our International RAC segment, mostly offset by increased advertising and restructuring related expenses in our U.S. RAC segment.

Vehicle interest expense, net increased $18 million, or 19%, in the first quarter of 2019 compared to 2018 due to an increase in debt levels resulting from higher average fleet and higher market interest rates.

Non-vehicle interest expense, net in the first quarter of 2019 was comparable to the prior year quarter.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We had other income of $19 million for the first quarter of 2019 compared to $3 million in the first quarter of 2018. Other income in 2019 was primarily comprised of an $11 million gain on marketable securities and an $8 million gain on the sale of non-vehicle capital assets.

The effective tax rate in the first quarter of 2019 was 1% compared to 13% in the first quarter of 2018. We recorded a tax benefit of $1 million in the first quarter of 2019 compared to $29 million in the first quarter of 2018. The effective income tax rate and related tax benefit were lower driven by overall improvement in our results of operations, primarily due to lower losses in the U.S. where an income tax benefit was recognized, and the impact of the composition of earnings by jurisdiction.

Adjusted Pre-tax Loss was $109 million in the first quarter of 2019 compared to $174 million in the first quarter of 2018. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had $2 million and $1 million of interest expense, net for the first quarter of 2019 and 2018, respectively that was incremental to the amounts shown for Hertz. This amount represents interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations, but this amount is eliminated in consolidation for purposes of presenting Hertz Global.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2019	2018
Total revenues	$1,520	$1,426	7%
Depreciation of revenue earning vehicles and lease charges	$386	$434	(11)%
Direct vehicle and operating expenses	$976	$927	5
Selling, general and administrative expenses	$121	$99	22
Income (loss) before income taxes	$14	$(68)	NM
Adjusted Pre-tax Income (Loss)(a)	$25	$(48)	NM
Transaction Days (in thousands)(b)	35,582	34,203	4
Average Vehicles (in whole units)(c)	501,767	478,600	5
Vehicle Utilization(c)	79%	79%	(60)	bps
Total RPD (in whole dollars)(d)	$41.90	$40.93	2
Total RPU Per Month (in whole dollars)(e)	$990	$975	2
Depreciation Per Unit Per Month (in whole dollars)(f)	$256	$302	(15)
Percentage of program vehicles at period end	9%	9%	(90)	bps
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Total U.S. RAC revenues increased $94 million from the first quarter of 2018 due to higher volume and pricing. The 4% increase in Transaction Days was driven by growth in TNC rentals. The 2% increase in Total RPD was driven by leisure and TNC rentals. Off airport revenues comprised 33% of total revenues for the segment in the first quarter of 2019 as compared to 31% in the first quarter of 2018.

Depreciation of revenue earning vehicles and lease charges for U.S. RAC decreased by $48 million in the first quarter of 2019 compared to 2018 primarily due to continued strength in residual values and more dispositions through higher-yielding dealer direct and retail sales channels. Depreciation Per Unit Per Month decreased to $256 in the first quarter of 2019 compared to $302 in the first quarter of 2018.

DOE for U.S. RAC increased $49 million of which $28 million was driven by growth in TNC rentals, $28 million due to increased other vehicle operating expenses, and $7 million due to increased commissions and other personnel related expenses. The above were partially offset by a $20 million decrease in facility and other charges.

SG&A increased $22 million primarily due to advertising and restructuring related charges.

There was income before income taxes for U.S. RAC of $14 million in the first quarter of 2019 compared to loss before income taxes of $68 million in the first quarter of 2018. The $82 million year over year favorable variance was primarily due to the impact of increased revenues and decreased depreciation expense on our revenue earning vehicles. The favorable variance was partially offset by the increase in DOE and SG&A and a $12 million increase in vehicle related interest expense due to an increase in debt levels resulting from higher average fleet and higher market interest rates.

Adjusted Pre-tax Income for U.S. RAC was $25 million in the first quarter of 2019 compared to Adjusted Pre-tax Loss of $48 million in the first quarter of 2018. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International Rental Car

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2019	2018
Total revenues	$433	$468	(7)%
Depreciation of revenue earning vehicles and lease charges	$97	$102	(5)
Direct vehicle and operating expenses	$284	$300	(5)
Selling, general and administrative expenses	$54	$60	(10)
Income (loss) before income taxes	$(24)	$(12)	100
Adjusted Pre-tax Income (loss)(a)	$(18)	$(6)	200
Transaction Days (in thousands)(b)	10,127	9,974	2
Average Vehicles (in whole units)(c)	152,747	148,700	3
Vehicle Utilization(c)	74%	75%	(90)	bps
Total RPD (in whole dollars)(d)	$42.56	$43.41	(2)
Total RPU Per Month (in whole dollars)(e)	$941	$971	(3)
Depreciation Per Unit Per Month (in whole dollars)(f)	$212	$211	—
Percentage of program vehicles at period end	39%	41%	(250)	bps
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Total revenues for International RAC decreased $35 million in the first quarter of 2019 compared to 2018. Excluding a $33 million fx impact, revenues were flat due to a 2% increase in Transaction Days primarily driven by growth in both leisure and business customer segments during the summer peak season in the Asia Pacific region, offset by a 2% decrease in Total RPD due in part to the impact of the timing of the Easter holiday in 2019 versus 2018.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $5 million in the first quarter of 2019 compared to 2018 largely due to an $8 million fx impact. Depreciation Per Unit Per Month for International RAC was comparable for the first quarter of 2019 versus 2018.

DOE for International RAC decreased $16 million in the first quarter of 2019 compared to the first quarter of 2018. Excluding a $23 million fx impact, DOE increased $7 million, or 3%, compared to the first quarter of 2018 primarily driven by higher field compensation and other vehicle operating expenses due in part to higher volumes, partially offset by a decrease in public liability and property damage expense.

SG&A decreased $6 million in the first quarter of 2019 compared to the first quarter of 2018 largely due to a $5 million fx impact.

Loss before income taxes for International RAC was $24 million in the first quarter of 2019 compared to $12 million in the first quarter of 2018. The $12 million year over year unfavorable variance was primarily due to the decrease in revenues, partially offset by the decrease in DOE, SG&A and depreciation expense on our revenue earning vehicles.

Adjusted Pre-tax Loss for International RAC was $18 million in the first quarter of 2019 compared to $6 million in the first quarter of 2018. See footnote (a) in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" for a summary and description of reconciling adjustments on a consolidated basis.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

All Other Operations

The All Other Operations segment is primarily comprised of our Donlen business and, as such, our discussion is limited to Donlen.

Results of operations for this segment are as follows:

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2019	2018
Total revenues	$154	$169	(9)%
Depreciation of revenue earning vehicles and lease charges	$109	$125	(13)
Direct vehicle and operating expenses	$6	$9	(33)
Selling, general and administrative expenses	$7	$10	(30)
Income (loss) before income taxes	$24	$19	26
Adjusted Pre-tax Income (Loss)(a)	$25	$22	14
Average Vehicles - Donlen	192,799	191,600	1
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Lower year-over-year revenue and depreciation of revenue earning vehicles and lease charges were driven by the impact of a change in presentation for certain leased vehicles in the first quarter of 2019 versus 2018.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz

	Three Months Ended March 31,
(In millions)	2019	2018
Adjusted Pre-tax Income (Loss):
U.S. Rental Car	$25	$(48)
International Rental Car	(18)	(6)
All Other Operations	25	22
Total reportable segments	32	(32)
Corporate(1)	(141)	(142)
Adjusted Pre-tax Income (Loss)	(109)	(174)
Adjustments:
Acquisition accounting(2)	(14)	(15)
Debt-related charges(3)	(14)	(16)
Restructuring and restructuring related charges(4)	(7)	(4)
Information technology and finance transformation costs(5)	(23)	(23)
Other(6)	20	2
Income (loss) before income taxes	$(147)	$(230)

Hertz Global

	Three Months Ended March 31,
(In millions)	2019	2018
Adjusted Pre-tax Income (Loss):
U.S. Rental Car	$25	$(48)
International Rental Car	(18)	(6)
All Other Operations	25	22
Total reportable segments	32	(32)
Corporate(1)	(143)	(143)
Adjusted Pre-tax Income (Loss)	(111)	(175)
Adjustments:
Acquisition accounting(2)	(14)	(15)
Debt-related charges(3)	(14)	(16)
Restructuring and restructuring related charges(4)	(7)	(4)
Information technology and finance transformation costs(5)	(23)	(23)
Other(6)	20	2
Income (loss) before income taxes	$(149)	$(231)

(1)	Represents general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents incremental expense associated with amortization of other intangible assets and depreciation of property and equipment relating to acquisition accounting.

(3)	Represents debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(4)
Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives. Such costs include transition costs incurred in connection with business process outsourcing arrangements and incremental costs incurred to facilitate business process re-engineering initiatives that involve significant organization redesign and extensive operational process changes. In 2018, also includes consulting costs, legal fees, and other expenses related to the previously disclosed accounting review and investigation.

(5)	Represents costs associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize our systems and processes.

(6)
Represents miscellaneous or non-recurring items, and includes amounts attributable to noncontrolling interests. In 2019, also includes an $11 million gain on marketable securities, and an $8 million gain on the sale of non-vehicle capital assets.

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

(c)
Average Vehicles are determined using a simple average of the number of vehicles at the beginning and end of a given period. Among other things, Average Vehicles is used to calculate our Vehicle Utilization which represents the portion of our vehicles that are being utilized to generate revenue. Vehicle Utilization is calculated by dividing total Transaction Days by Available Car Days. The calculation of Vehicle Utilization is shown in the table below:

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
	2019	2018	2019	2018
Transaction Days (in thousands)	35,582	34,203	10,127	9,974
Average Vehicles	501,767	478,600	152,747	148,700
Number of days in period	90	90	90	90
Available Car Days (in thousands)	45,159	43,074	13,747	13,383
Vehicle Utilization	79%	79%	74%	75%

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

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2019	2018	2019	2018
Revenues	$1,520	$1,426	$433	$468
Ancillary retail vehicle sales revenue	(29)	(26)	—	—
Foreign currency adjustment(1)	—	—	(2)	(35)
Total Rental Revenue	$1,491	$1,400	$431	$433
Transaction Days (in thousands)	35,582	34,203	10,127	9,974
Total RPD (in whole dollars)	$41.90	$40.93	$42.56	$43.41

(1)	Based on December 31, 2018 foreign currency exchange rates for all periods presented.

(e)
Total RPU is calculated as Total Rental Revenue divided by the Average Vehicles in each period and then divided by the number of months in the period reported. The calculation of Total RPU is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2019	2018	2019	2018
Total Rental Revenue	$1,491	$1,400	$431	$433
Average Vehicles	501,767	478,600	152,747	148,700
Total revenue per unit (in whole dollars)	$2,971	$2,925	$2,822	$2,912
Number of months in period	3	3	3	3
Total RPU Per Month (in whole dollars)	$990	$975	$941	$971

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(f)
Depreciation Per Unit Per Month represents the amount of average depreciation expense and lease charges per vehicle per month and is calculated as depreciation of revenue earning vehicles and lease charges, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates, divided by the Average Vehicles in each period and then dividing by the number of months in the period reported. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. The calculation of Depreciation Per Unit Per Month is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2019	2018	2019	2018
Depreciation of revenue earning vehicles and lease charges	$386	$434	$97	$102
Foreign currency adjustment(1)	—	—	—	(8)
Adjusted depreciation of revenue earning vehicles and lease charges	$386	$434	$97	$94
Average Vehicles	501,767	478,600	152,747	148,700
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$769	$907	$635	$632
Number of months in period	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$256	$302	$212	$211

(1)	Based on December 31, 2018 foreign currency exchange rates for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

As of March 31, 2019, we had $554 million of cash and cash equivalents and $452 million of restricted cash. Of these amounts as of March 31, 2019, $261 million of cash and cash equivalents and $163 million of restricted cash was held by our subsidiaries outside of the U.S. If not in the form of loan repayments, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional taxes.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund operating requirements for the next twelve months.

Cash Flows - Hertz

As of March 31, 2019, Hertz had cash, cash equivalents, restricted cash and restricted cash equivalents of $1.0 billion as compared to $1.4 billion as of December 31, 2018. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2019	2018	$ Change
Cash provided by (used in):
Operating activities	$516	$402	$114
Investing activities	(1,855)	(1,850)	(5)
Financing activities	937	1,876	(939)
Effect of exchange rate changes	(2)	8	(10)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(404)	$436	$(840)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the first quarter of 2019, there was a $60 million increase in cash flows from certain asset and liability accounts period over period and an increase in cash flows of $54 million from net income (loss), excluding non-cash and non-operating items. Excluding the net cash flow impact from operating leases, the change from certain asset and liability accounts was due to a $115 million increase in cash due in part to value-added tax receivables in our International RAC segment, partially offset by a $51 million decrease in cash due in part to the previously disclosed SEC investigation payment.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. Net fleet acquisitions were comparable year over year.

Net financing cash inflows were $937 million in the first quarter of 2019 compared to $1.9 billion in the first quarter of 2018. The variance was primarily driven by the issuance of $1.0 billion HVF II Series 2018-1 Notes and €500 million HHN BV 5.50% Senior Notes in the first quarter of 2018, partially offset by the issuance of $700 million HVF II Series 2019-1 Notes in the first quarter of 2019.

Cash Flows - Hertz Global

As of March 31, 2019, Hertz Global had cash, cash equivalents, restricted cash and restricted cash equivalents of $1.0 billion as compared to $1.4 billion as of December 31, 2018. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2019	2018	$ Change
Cash provided by (used in):
Operating activities	$514	$401	$113
Investing activities	(1,855)	(1,850)	(5)
Financing activities	939	1,877	(938)
Effect of exchange rate changes	(2)	8	(10)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(404)	$436	$(840)

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global.

Financing

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

Refer to Part I, Item 1, Note 3, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of March 31, 2019. Cash paid for interest during the first quarter of 2019 was $29 million for interest on non-vehicle debt and $87 million for interest on vehicle debt. Cash paid for interest during the first quarter of 2018 was $28 million for interest on non-vehicle debt and $82 million for interest on vehicle debt.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$554	$1,127
Availability under the Senior RCF	459	496
Corporate liquidity	$1,013	$1,623

Approximately $19 million of non-vehicle debt and $2.6 billion of vehicle debt will mature during the twelve months following the issuance of this Report ("the next twelve months") and we will need to refinance a portion of these obligations. We have reviewed the maturing debt obligations and determined that it is probable that we will be able, and have the intent, to repay or refinance these facilities at such times as we deem appropriate prior to their maturities.

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

The Senior RCF and the Letter of Credit Facility contain a financial maintenance covenant applicable to such facilities. Such covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing such facilities (together, the "Senior Credit Agreement"), as of the last day of any fiscal quarter, may not exceed a ratio of 3.00 to 1.00 (the "Covenant Leverage Ratio").

As of March 31, 2019, Hertz was in compliance with the Covenant Leverage Ratio with a ratio of 1.21 to 1.00, as calculated in accordance with the Senior Credit Agreement. Consolidated EBITDA, as defined in the Senior Credit Agreement, is a component of the calculation of the Covenant Leverage Ratio and is a non-GAAP financial measure that is not a measure of operating results, but instead is a measure used to determine compliance with the Covenant Leverage Ratio under the Senior Credit Agreement. Consolidated EBITDA is generally defined in the Senior Credit Agreement as consolidated net income plus the sum of income taxes, non-vehicle interest expense, non-vehicle depreciation and amortization expense, and non-cash charges or losses, as further adjusted for certain other items permitted in calculating covenant compliance under the Senior RCF and the Letter of Credit Facility, including add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves.

Based on available liquidity from our expected operating results, the Senior RCF and other financing arrangements, Hertz expects to continue to be in compliance with the Covenant Leverage Ratio for at least the next twelve months.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Expenditures

Revenue Earning Vehicles Expenditures

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2019
First Quarter	$(3,973)	$2,153	$(1,820)
2018
First Quarter	$(3,565)	$1,782	$(1,783)

The table below sets forth expenditures for revenue earning vehicles, net of proceeds from disposal, by segment:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2019	2018	$ Change	% Change
U.S. Rental Car	$(1,696)	$(1,790)	$94	(5)%
International Rental Car	58	149	(91)	(61)
All Other Operations	(182)	(142)	(40)	28
Total	$(1,820)	$(1,783)	$(37)	2

Capital Assets, Non-Vehicle

The table below sets forth our capital asset expenditures, non-vehicle, and related disposal proceeds from property and other equipment disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Capital Assets, Non-Vehicle
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2019
First Quarter	$(54)	$19	$(35)
2018
First Quarter	$(44)	$4	$(40)

The table below sets forth capital asset expenditures, non-vehicle, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2019	2018	$ Change	% Change
U.S. Rental Car	$(9)	$(24)	$15	(63)%
International Rental Car	(4)	(4)	—	—
All Other Operations	(1)	(1)	—	—
Corporate	(21)	(11)	(10)	91
Total	$(35)	$(40)	$5	(13)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS

As of March 31, 2019, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2018 Form 10‑K. Changes to our aggregate indebtedness, including related interest and terms for new issuances, are described in Part I, Item 1, Note 3, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

There have been no significant changes to our indemnification obligations as compared to those disclosed in Note 16, "Contingencies and Off-Balance Sheet Commitments" of the Notes to our consolidated financial statements included in our 2018 Form 10‑K under the caption Item 8, "Financial Statements and Supplementary Data."

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Report on Form 10‑Q and in reports we subsequently file with the SEC on Forms 10‑K and 10‑Q and file or furnish on Form 8‑K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on Forms 10‑K, 10‑Q and 8‑K.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under "Item 1A—Risk Factors" included in our 2018 Form 10‑K and the following, which were derived in part from the risks set forth in "Item 1A—Risk Factors" of our 2018 Form 10‑K:

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

•	risks relating to our deferred tax assets, including the risk of an "ownership change" under the Internal Revenue Code of 1986, as amended;

•	our exposure to uninsured claims in excess of historical levels;

•	fluctuations in interest rates and commodity prices;

•	our exposure to fluctuations in foreign currency exchange rates; and

•	other risks and uncertainties described from time to time in periodic and current reports that we file with the SEC.
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

There have been no material changes to the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included in our 2018 Form 10‑K.

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, management implemented control activities related to the adoption and ongoing accounting for Topic 842 at the appropriate level to address the risks of material misstatement, which constituted a material change in a component of our internal control over financial reporting.

There have been no other changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended March 31, 2019.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, management implemented control activities related to the adoption and ongoing accounting for Topic 842 at the appropriate level to address the risks of material misstatement, which constituted a material change in a component of our internal control over financial reporting.

There have been no other changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended March 31, 2019.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Part I, Item 1, Note 8, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

ITEM 1A.    RISK FACTORS

There are no material amendments or additions to the information reported under Part I, Item 1A “Risk Factors” contained in our 2018 Form 10‑K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)	Exhibits:
The attached list of exhibits in the "Exhibit Index" immediately following the signature page to this Report is filed as part of this Form 10‑Q and is incorporated herein by reference in response to this item.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2019	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ JAMERE JACKSON
Jamere Jackson Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description
10.1	Hertz Holdings Hertz	Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan*
10.2	Hertz Holdings Hertz	Form of Performance Stock Unit Agreement under the 2016 Omnibus Incentive Plan*
10.3	Hertz Holdings Hertz	Form of Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (3-Year Pro Rata Vesting)*
10.4	Hertz Holdings Hertz	Form of Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (3-Year Pro Rata Vesting, 1 Year Revenue)*
10.5	Hertz Holdings Hertz
Amendment to the Offer Letter between Jamere Jackson and The Hertz Corporation (Incorporated by reference to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001- 37665) and The Hertz Corporation (File No. 001-07541), as filed on August 31, 2018).

10.6	Hertz Holdings Hertz	Offer Letter, signed on February 28, 2018, between Paul E. Stone and The Hertz Corporation.*
10.7	Hertz Holdings Hertz	Offer Letter, signed on August 23, 2017, between Murali Kuppuswamy and The Hertz Corporation.*
10.8	Hertz Holdings Hertz	Offer Letter, signed on August 23, 2017, between Jodi J. Allen and The Hertz Corporation.*
10.9	Hertz Holdings Hertz
Settlement Agreement, dated as of March 4, 2019, between Michel M. Taride and Hertz Europe Limited (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001- 37665) and The Hertz Corporation (File No. 001-07541), as filed on March 7, 2019).

10.10	Hertz Holdings Hertz	Offer Letter, signed on April 9, 2014, between Robin C. Kramer and The Hertz Corporation.*
10.11	Hertz Holdings Hertz	Retention Letter, signed on January 23, 2018, between Robin C. Kramer and The Hertz Corporation.*
10.12	Hertz Holdings Hertz
Separation Agreement, dated as of March 22, 2019, by and between Richard J. Frecker, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 25, 2019).

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
_______________________________________________________________________________

*Furnished herewith

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

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