Form 10-Q
period 2019-06-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2019-08-07
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HERTZ GLOBAL HOLDINGS, INC.
THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-37665			61-1770902
Delaware	001-07541			13-1938568
(State or other jurisdiction of incorporation or organization)	(Commission File Number)			(I.R.S. Employer Identification No.)

8501 Williams Road
	Estero,	Florida	33928
	239	301-7000
(Address, including Zip Code, and telephone number, including area code, of registrant's principal executive offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:
	Title of Each Class		Trading Symbol(s)	Name of Each Exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	par value $0.01 per share	HTZ	New York Stock Exchange
The Hertz Corporation	None		None	None

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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding at	July 30, 2019
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	142,067,813
The Hertz Corporation	Common Stock,	par value $0.01 per share	100
			(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$415	$1,127
Restricted cash and cash equivalents:
Vehicle	207	257
Non-vehicle	32	26
Total restricted cash and cash equivalents	239	283
Total cash, cash equivalents, restricted cash and restricted cash equivalents	654	1,410
Receivables:
Vehicle	434	625
Non-vehicle, net of allowance of $29 and $27, respectively	1,264	962
Total receivables, net	1,698	1,587
Prepaid expenses and other assets	926	902
Revenue earning vehicles:
Vehicles	19,687	15,703
Less: accumulated depreciation	(3,242)	(3,284)
Total revenue earning vehicles, net	16,445	12,419
Property and equipment, net	772	778
Operating lease right-of-use assets	1,547	—
Intangible assets, net	3,229	3,203
Goodwill	1,083	1,083
Total assets(a)	$26,354	$21,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$705	$284
Non-vehicle	664	704
Total accounts payable	1,369	988
Accrued liabilities	1,358	1,304
Accrued taxes, net	164	136
Debt:
Vehicle	14,919	11,902
Non-vehicle	4,428	4,422
Total debt	19,347	16,324
Operating lease liabilities	1,538	—
Public liability and property damage	426	418
Deferred income taxes, net	1,082	1,092
Total liabilities(a)	25,284	20,262
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 86 and 86 shares issued, respectively and 84 and 84 shares outstanding, respectively	1	1
Additional paid-in capital	2,267	2,261
Accumulated deficit	(1,017)	(909)
Accumulated other comprehensive income (loss)	(187)	(192)
Treasury stock, at cost, 2 shares and 2 shares, respectively	(100)	(100)
Stockholders' equity attributable to Hertz Global	964	1,061
Noncontrolling interests	106	59
Total stockholders' equity	1,070	1,120
Total liabilities and stockholders' equity	$26,354	$21,382

(a)
Hertz Global Holdings, Inc.'s consolidated total assets as of June 30, 2019 and December 31, 2018 include total assets of variable interest entities (“VIEs”) of $1.5 billion and $1.0 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of June 30, 2019 and December 31, 2018 include total liabilities of VIEs of $1.4 billion and $947 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Special Purpose Entities" in Note 3, "Debt," and "767 Auto Leasing LLC" in Note 9, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Worldwide vehicle rental	$2,344	$2,217	$4,297	$4,111
All other operations	167	172	321	341
Total revenues	2,511	2,389	4,618	4,452
Expenses:
Direct vehicle and operating	1,388	1,349	2,655	2,585
Depreciation of revenue earning vehicles and lease charges	634	687	1,226	1,348
Selling, general and administrative	258	265	490	498
Interest expense, net:
Vehicle	127	127	238	221
Non-vehicle	72	73	144	146
Total interest expense, net	199	200	382	367
Other (income) expense, net	(12)	(26)	(31)	(29)
Total expenses	2,467	2,475	4,722	4,769
Income (loss) before income taxes	44	(86)	(104)	(317)
Income tax (provision) benefit	(4)	23	(3)	52
Net income (loss)	40	(63)	(107)	(265)
Net (income) loss attributable to noncontrolling interests	(2)	—	(1)	—
Net income (loss) attributable to Hertz Global	$38	$(63)	$(108)	$(265)
Weighted average shares outstanding:
Basic	96	96	96	95
Diluted	97	96	96	95
Earnings (loss) per share:
Basic earnings (loss) per share	$0.40	$(0.66)	$(1.13)	$(2.78)
Diluted earnings (loss) per share	$0.40	$(0.66)	$(1.13)	$(2.78)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$40	$(63)	$(107)	$(265)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	(19)	3	(19)
Net gain (loss) on defined benefit pension plans	1	5	—	2
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial (gains) losses on defined benefit pension plans	2	—	3	—
Total other comprehensive income (loss) before income taxes	(2)	(14)	6	(17)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	—	—	(1)	—
Total other comprehensive income (loss)	(2)	(14)	5	(17)
Total comprehensive income (loss)	38	(77)	(102)	(282)
Comprehensive (income) loss attributable to noncontrolling interests	(2)	—	(1)	—
Comprehensive income (loss) attributable to Hertz Global	$36	$(77)	$(103)	$(282)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2017	—	84	$1	$2,243	$(506)	$(118)	2	$(100)	$1,520	$—	$1,520
Change in accounting principle	—	—	—	—	(189)	—	—	—	(189)	—	(189)
January 1, 2018 (as adjusted)	—	84	1	2,243	(695)	(118)	2	(100)	1,331	—	1,331
Net income (loss)	—	—	—	—	(202)	—	—	—	(202)	—	(202)
Other comprehensive income (loss)	—	—	—	—	—	(3)	—	—	(3)	—	(3)
Net settlement on vesting of restricted stock	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	—	10	—	—	—	—	10	—	10
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	5	5
March 31, 2018	—	84	1	2,250	(897)	(121)	2	(100)	1,133	5	1,138
Net income (loss)	—	—	—	—	(63)	—	—	—	(63)	—	(63)
Other comprehensive income (loss)	—	—	—	—	—	(14)	—	—	(14)	—	(14)
Stock-based compensation charges	—	—	—	3	—	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	5	5
June 30, 2018	—	84	$1	$2,253	$(960)	$(135)	2	$(100)	$1,059	$10	$1,069

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit(a)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2018	—	84	$1	$2,261	$(909)	$(192)	2	$(100)	$1,061	$59	$1,120
Net income (loss)	—	—	—	—	(147)	—	—	—	(147)	(1)	(148)
Other comprehensive income (loss)	—	—	—	—	—	7	—	—	7	—	7
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	3	—	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	25	25
March 31, 2019	—	84	1	2,262	(1,056)	(185)	2	(100)	922	83	1,005
Net income (loss)	—	—	—	—	39	—	—	—	39	2	41
Other comprehensive income (loss)	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	5	—	—	—	—	5	—	5
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	21	21
June 30, 2019	—	84	$1	$2,267	$(1,017)	$(187)	2	$(100)	$964	$106	$1,070

(a)
Net income (loss) is computed independently each quarter. As a result, the quarter amounts presented herein may be rounded to agree to accumulated deficit in the unaudited condensed consolidated balance sheet.

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(107)	$(265)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	1,329	1,306
Depreciation and amortization, non-vehicle	99	113
Amortization of deferred financing costs and debt discount (premium)	26	26
Loss on extinguishment of debt	—	22
Stock-based compensation charges	8	7
Provision for receivables allowance	23	19
Deferred income taxes, net	(13)	(74)
(Gain) loss on marketable securities	(20)	(17)
Other	(22)	3
Changes in assets and liabilities:
Non-vehicle receivables	(316)	(275)
Prepaid expenses and other assets	(90)	(84)
Operating lease right-of-use assets	200	—
Non-vehicle accounts payable	65	154
Accrued liabilities	56	5
Accrued taxes, net	29	2
Operating lease liabilities	(211)	—
Public liability and property damage	(2)	—
Net cash provided by (used in) operating activities	1,054	942
Cash flows from investing activities:
Revenue earning vehicles expenditures	(8,947)	(7,610)
Proceeds from disposal of revenue earning vehicles	4,212	3,654
Capital asset expenditures, non-vehicle	(118)	(80)
Proceeds from property and other equipment disposed of or to be disposed of	21	8
Purchases of marketable securities	—	(61)
Sales of marketable securities	—	36
Other	—	(2)
Net cash provided by (used in) investing activities	(4,832)	(4,055)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	8,267	9,414
Repayments of vehicle debt	(5,254)	(6,829)
Proceeds from issuance of non-vehicle debt	815	187
Repayments of non-vehicle debt	(823)	(194)
Payment of financing costs	(23)	(27)
Early redemption premium payment	—	(19)
Contributions from noncontrolling interests	45	10
Other	(4)	(2)
Net cash provided by (used in) financing activities	3,023	2,540
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(1)	(10)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(756)	(583)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,410	1,504
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$654	$921

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$213	$175
Non-vehicle	140	142
Income taxes, net of refunds	15	10
Operating lease liabilities	282	—
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$567	$548
Sales of revenue earning vehicles included in receivables	296	204
Purchases of non-vehicle capital assets included in accounts payable	46	42
Operating lease right-of-use assets obtained in exchange for lease liabilities	162	—

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$415	$1,127
Restricted cash and cash equivalents:
Vehicle	207	257
Non-vehicle	32	26
Total restricted cash and cash equivalents	239	283
Total cash, cash equivalents, restricted cash and restricted cash equivalents	654	1,410
Receivables:
Vehicle	434	625
Non-vehicle, net of allowance of $29 and $27, respectively	1,264	962
Total receivables, net	1,698	1,587
Prepaid expenses and other assets	925	902
Revenue earning vehicles:
Vehicles	19,687	15,703
Less: accumulated depreciation	(3,242)	(3,284)
Total revenue earning vehicles, net	16,445	12,419
Property and equipment, net	772	778
Operating lease right-of-use assets	1,547	—
Intangible assets, net	3,229	3,203
Goodwill	1,083	1,083
Total assets(a)	$26,353	$21,382
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$705	$284
Non-vehicle	664	704
Total accounts payable	1,369	988
Accrued liabilities	1,358	1,304
Accrued taxes, net	164	136
Debt:
Vehicle	14,919	11,902
Non-vehicle	4,428	4,422
Total debt	19,347	16,324
Operating lease liabilities	1,538	—
Public liability and property damage	426	418
Deferred income taxes, net	1,085	1,094
Total liabilities(a)	25,287	20,264
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,195	3,187
Due from affiliate	(58)	(52)
Accumulated deficit	(1,990)	(1,884)
Accumulated other comprehensive income (loss)	(187)	(192)
Stockholder's equity attributable to Hertz	960	1,059
Noncontrolling interests	106	59
Total stockholder's equity	1,066	1,118
Total liabilities and stockholder's equity	$26,353	$21,382

(a)
The Hertz Corporation's consolidated total assets as of June 30, 2019 and December 31, 2018 include total assets of variable interest entities (“VIEs”) of $1.5 billion and $1.0 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of June 30, 2019 and December 31, 2018 include total liabilities of VIEs of $1.4 billion and $947 million, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Special Purpose Entities" in Note 3, "Debt," and "767 Auto Leasing LLC" in Note 9, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Worldwide vehicle rental	$2,344	$2,217	$4,297	$4,111
All other operations	167	172	321	341
Total revenues	2,511	2,389	4,618	4,452
Expenses:
Direct vehicle and operating	1,388	1,349	2,655	2,585
Depreciation of revenue earning vehicles and lease charges	634	687	1,226	1,348
Selling, general and administrative	258	265	490	498
Interest expense, net:
Vehicle	127	127	238	221
Non-vehicle	70	71	141	143
Total interest expense, net	197	198	379	364
Other (income) expense, net	(12)	(26)	(31)	(29)
Total expenses	2,465	2,473	4,719	4,766
Income (loss) before income taxes	46	(84)	(101)	(314)
Income tax (provision) benefit	(5)	23	(4)	51
Net income (loss)	41	(61)	(105)	(263)
Net (income) loss attributable to noncontrolling interests	(2)	—	(1)	—
Net income (loss) attributable to Hertz	$39	$(61)	$(106)	$(263)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$41	$(61)	$(105)	$(263)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	(19)	3	(19)
Net gain (loss) on defined benefit pension plans	1	5	—	2
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial (gains) losses on defined benefit pension plans	2	—	3	—
Total other comprehensive income (loss) before income taxes	(2)	(14)	6	(17)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	—	—	(1)	—
Total other comprehensive income (loss)	(2)	(14)	5	(17)
Total comprehensive income (loss)	39	(75)	(100)	(280)
Comprehensive (income) loss attributable to noncontrolling interests	(2)	—	(1)	—
Comprehensive income (loss) attributable to Hertz	$37	$(75)	$(101)	$(280)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit(a)	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity
Balance as of:
December 31, 2017	100	$—	$3,166	$(42)	$(1,486)	$(118)	$1,520	$—	$1,520
Change in accounting principle	—	—	—	—	(189)	—	(189)	—	(189)
January 1, 2018 (as adjusted)	100	—	3,166	(42)	(1,675)	(118)	1,331	—	1,331
Net income (loss)	—	—	—	—	(201)	—	(201)	—	(201)
Due from Hertz Holdings	—	—	—	(4)	—	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	(3)	(3)	—	(3)
Stock-based compensation charges	—	—	10	—	—	—	10	—	10
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
March 31, 2018	100	—	3,176	(46)	(1,876)	(121)	1,133	5	1,138
Net income (loss)	—	—	—	—	(62)	—	(62)	—	(62)
Due from Hertz Holdings	—	—	—	(2)	—	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(14)	(14)	—	(14)
Stock-based compensation charges	—	—	3	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
June 30, 2018	100	$—	$3,179	$(48)	$(1,938)	$(135)	$1,058	$10	$1,068

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity
Balance as of:
December 31, 2018	100	$—	$3,187	$(52)	$(1,884)	$(192)	$1,059	$59	$1,118
Net income (loss)	—	—	—	—	(145)	—	(145)	(1)	(146)
Due from Hertz Holdings	—	—	—	(4)	—	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	7	7	—	7
Stock-based compensation charges	—	—	3	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25	25
March 31, 2019	100	—	3,190	(56)	(2,029)	(185)	920	83	1,003
Net income (loss)	—	—	—	—	39	—	39	2	41
Due from Hertz Holdings	—	—	—	(2)	—	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(2)	(2)	—	(2)
Stock-based compensation charges	—	—	5	—	—	—	5	—	5
Contributions from noncontrolling interests	—	—	—	—	—	—	—	21	21
June 30, 2019	100	$—	$3,195	$(58)	$(1,990)	$(187)	$960	$106	$1,066

(a)
Net income (loss) is computed independently each quarter. As a result, the quarter amounts presented herein may be rounded to agree to accumulated deficit in the unaudited condensed consolidated balance sheet.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(105)	$(263)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	1,329	1,306
Depreciation and amortization, non-vehicle	99	113
Amortization of deferred financing costs and debt discount (premium)	26	26
Loss on extinguishment of debt	—	22
Stock-based compensation charges	8	7
Provision for receivables allowance	23	19
Deferred income taxes, net	(12)	(73)
(Gain) loss on marketable securities	(20)	(17)
Other	(22)	3
Changes in assets and liabilities:
Non-vehicle receivables	(316)	(275)
Prepaid expenses and other assets	(90)	(84)
Operating lease right-of-use assets	200	—
Non-vehicle accounts payable	65	154
Accrued liabilities	56	5
Accrued taxes, net	29	2
Operating lease liabilities	(211)	—
Public liability and property damage	(2)	—
Net cash provided by (used in) operating activities	1,057	945
Cash flows from investing activities:
Revenue earning vehicles expenditures	(8,947)	(7,610)
Proceeds from disposal of revenue earning vehicles	4,212	3,654
Capital asset expenditures, non-vehicle	(118)	(80)
Proceeds from property and other equipment disposed of or to be disposed of	21	8
Purchases of marketable securities	—	(61)
Sales of marketable securities	—	36
Other	—	(2)
Net cash provided by (used in) investing activities	(4,832)	(4,055)
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	8,267	9,414
Repayments of vehicle debt	(5,254)	(6,829)
Proceeds from issuance of non-vehicle debt	815	187
Repayments of non-vehicle debt	(823)	(194)
Payment of financing costs	(23)	(27)
Early redemption premium payment	—	(19)
Advances to Hertz Holdings	(6)	(6)
Contributions from noncontrolling interests	45	10
Other	(1)	1
Net cash provided by (used in) financing activities	3,020	2,537
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(1)	(10)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(756)	(583)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,410	1,504
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$654	$921

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$213	$175
Non-vehicle	140	142
Income taxes, net of refunds	15	10
Operating lease liabilities	282	—
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$567	$548
Sales of revenue earning vehicles included in receivables	296	204
Purchases of non-vehicle capital assets included in accounts payable	46	42
Operating lease right-of-use assets obtained in exchange for lease liabilities	162	—

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2019 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

Certain prior period amounts have been reclassified to conform to current period presentation.

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

Note 3—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions):

Facility	Weighted Average Interest Rate as of June 30, 2019	Fixed or Floating Interest Rate	Maturity	June 30, 2019	December 31, 2018
Non-Vehicle Debt
Senior Term Loan	5.16%	Floating	6/2023	$667	$674
Senior RCF	N/A	Floating	6/2021	—	—

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted Average Interest Rate as of June 30, 2019	Fixed or Floating Interest Rate	Maturity	June 30, 2019	December 31, 2018
Senior Notes(1)	6.13%	Fixed	10/2020-10/2024	2,500	2,500
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	1,250	1,250
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	6.92%	Fixed	Various	13	4
Unamortized Debt Issuance Costs and Net (Discount) Premium				(29)	(33)
Total Non-Vehicle Debt				4,428	4,422
Vehicle Debt
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	3.71%	Floating	3/2021	4,104	2,940
HVF II Series 2019-A(2)	N/A	Floating	10/2019	—	—
				4,104	2,940
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-3(2)	3.10%	Fixed	9/2020	371	371
HVF II Series 2016-1(2)	N/A	N/A	N/A	—	466
HVF II Series 2016-2(2)	3.41%	Fixed	3/2021	595	595
HVF II Series 2016-3(2)	2.72%	Fixed	7/2019	424	424
HVF II Series 2016-4(2)	3.09%	Fixed	7/2021	424	424
HVF II Series 2017-1(2)	3.38%	Fixed	10/2020	450	450
HVF II Series 2017-2(2)	3.57%	Fixed	10/2022	350	350
HVF II Series 2018-1(2)	3.41%	Fixed	2/2023	1,000	1,000
HVF II Series 2018-2(2)	3.80%	Fixed	6/2021	200	200
HVF II Series 2018-3(2)	4.15%	Fixed	7/2023	200	200
HVF II Series 2019-1(2)	3.85%	Fixed	3/2022	700	—
HVF II Series 2019-2(2)	3.51%	Fixed	5/2024	750	—
				6,244	5,260
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	3.20%	Floating	3/2021	64	320
				64	320
HFLF Medium Term Notes
HFLF Series 2015-1(3)	N/A	N/A	N/A	—	33
HFLF Series 2016-1(3)	4.04%	Both	7/2019-1/2020	99	171
HFLF Series 2017-1(3)	2.86%	Both	7/2019-3/2021	308	397
HFLF Series 2018-1(3)	3.25%	Both	7/2019-6/2021	550	550
HFLF Series 2019-1(3)	2.85%	Both	2/2020-11/2022	650	—
				1,607	1,151

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted Average Interest Rate as of June 30, 2019	Fixed or Floating Interest Rate	Maturity	June 30, 2019	December 31, 2018
Vehicle Debt - Other
U.S. Vehicle RCF	4.90%	Floating	6/2021	146	146
European Vehicle Notes(4)	5.07%	Fixed	10/2021-3/2023	825	829
European ABS(2)	1.75%	Floating	10/2020	1,026	600
Canadian Securitization(2)	3.25%	Floating	10/2019-3/2021	335	220
Australian Securitization(2)	3.09%	Floating	3/2020	151	155
New Zealand RCF	4.40%	Floating	3/2020	37	40
U.K. Financing Facility	3.07%	Floating	7/2019-5/2022	393	242
Other Vehicle Debt	3.96%	Floating	7/2019-4/2023	37	42
				2,950	2,274
Unamortized Debt Issuance Costs and Net (Discount) Premium				(50)	(43)
Total Vehicle Debt				14,919	11,902
Total Debt				$19,347	$16,324

N/A - Not applicable

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	June 30, 2019	December 31, 2018
5.875% Senior Notes due October 2020	$700	$700
7.375% Senior Notes due January 2021	500	500
6.250% Senior Notes due October 2022	500	500
5.500% Senior Notes due October 2024	800	800
	$2,500	$2,500

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

(3)
In the case of the Hertz Fleet Lease Funding LP ("HFLF") Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. The initial maturity date referenced for each series of HFLF Medium Term Notes represents the end of the revolving period for such series, at which time the related notes begin to amortize monthly by an amount equal to the lease collections payable to that series. To the extent the revolving period already has ended, the initial maturity date reflected is July 2019. The second maturity date referenced for each series of HFLF Medium Term Notes represents the date by which Hertz and the investors in the related series expect such series of notes to be repaid in full, which is based upon various assumptions made at the time of pricing of such notes, including the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases. Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date.” The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight-line amortization of the related notes from the initial maturity date through the expected final maturity date.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(4)
References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly owned subsidiary of Hertz organized under the laws of the Netherlands (“HHN BV”), unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.14 to 1 as of June 30, 2019 and December 31, 2018) set forth in the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicle Notes	June 30, 2019	December 31, 2018
4.125% Senior Notes due October 2021	$256	$257
5.500% Senior Notes due March 2023	569	572
	$825	$829

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

In July 2019, Hertz provided conditional notices to the registered holders of its outstanding 5.875% Senior Notes due 2020 (the “2020 Notes”) and 7.375% Senior Notes due 2021 (the "2021 Notes") of its election to redeem in full all of the outstanding 2020 Notes and 2021 Notes pursuant to the requirements of the indentures governing the 2020 Notes and 2021 Notes on the redemption date, as further described in Note 12, "Subsequent Events." Excluding the completion of the aforementioned activity, as of June 30, 2019, approximately $2.7 billion of vehicle debt and $20 million of non-vehicle debt is due to mature between July 1, 2019 and June 30, 2020. The Company has reviewed its debt facilities and determined that it is probable that the Company will be able, and has the intent, to refinance these facilities at such times as the Company determines appropriate prior to their respective maturities.

Non-Vehicle Debt

Senior Notes

See Note 12, "Subsequent Events" regarding transactions occurring subsequent to June 30, 2019.

Vehicle Debt

HVF II U.S. Vehicle Variable Funding Notes

HVF II Series 2013-A Notes: In February 2019, HVF II increased the commitments under the HVF II Series 2013-A Notes by $400 million.

In May 2019, HVF II increased the commitments under the HVF II Series 2013-A Notes by $40 million.

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

HVF II Series 2019-2 Notes: In May 2019, HVF II issued the Series 2019-2 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D in an aggregate principal amount of $799 million. An affiliate of HVF II purchased the Class D Notes of such series at the time of issuance, and as a result, approximately $49 million of the aggregate

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

principal amount is eliminated in consolidation. There is subordination within the HVF II Series 2019-2 Notes based on class.

HFLF Medium Term Notes

HFLF Series 2019-1 Notes: In May 2019, HFLF issued the Series 2019-1 Asset Backed Notes, Class A, Class B, Class C, Class D and Class E in an aggregate principal amount of $650 million. The HFLF Series 2019-1 Notes are fixed rate, except for the Class A-1 Notes, which are floating rate and carry an interest rate based upon a spread to one-month LIBOR.

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

U.K. Financing Facility

In May 2019, Hertz U.K. Limited amended its credit agreement ("U.K. Financing Facility") to provide for aggregate maximum borrowing capacity (subject to asset availability) of up to £325 million during the peak rental season, for a seasonal commitment period through October 2019. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the U.K. Financing Facility will revert to £250 million (subject to asset availability). Additionally, the U.K. Financing Facility was amended to extend the maturity of the aggregate maximum borrowings of £250 million to March 2021.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following facilities were available to the Company as of June 30, 2019 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$397	$397
Letter of Credit Facility	4	4
Total Non-Vehicle Debt	401	401
Vehicle Debt
U.S. Vehicle RCF	—	—
HVF II U.S. Vehicle Variable Funding Notes	501	—
HFLF Variable Funding Notes	436	15
European ABS	112	—
Canadian Securitization	—	—
Australian Securitization	23	—
U.K. Financing Facility	19	—
New Zealand RCF	3	—
Total Vehicle Debt	1,094	15
Total	$1,495	$416

Letters of Credit

As of June 30, 2019, there were outstanding standby letters of credit totaling $773 million. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount, $465 million was issued under the Senior RCF and $301 million was issued under the Letter of Credit Facility. As of June 30, 2019, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in International Fleet Financing II ("IFF No. 2"), whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary, therefore, the assets, liabilities, and results of operations of IFF No. 2 are included in the Company's unaudited condensed consolidated financial statements. As of June 30, 2019 and December 31, 2018, IFF No. 2 had total assets of $1.3 billion and $946 million, respectively, primarily comprised of loans receivable, and total liabilities of $1.3 billion and $946 million, respectively, primarily comprised of debt.

Covenant Compliance

The financial covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing the Senior RCF and the Letter of Credit Facility, as of the last day of any fiscal quarter may not exceed a ratio of 3.00 to 1.00 (the "Covenant Leverage Ratio"). As of June 30, 2019, Hertz was in compliance with the Covenant Leverage Ratio.

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

Lessor

The Company's operating leases for vehicle rentals have rental periods that are typically short term in nature (e.g., daily or weekly) and can generally be extended for up to one month or terminated at the customer's discretion. Rental charges are computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. In connection with the vehicle rental, the Company offers supplemental equipment rentals (e.g., child seats and ski racks) and issues loyalty points to customers enrolled in its Hertz Gold Plus Rewards program, which are deemed lease components. The Company also offers value-added services in connection with the vehicle rental, which are deemed non-lease components, such as loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and satellite radio. Additionally, the Company charges for variable services primarily consisting of tolls and refueling charges incurred during the rental period, and for fees associated with the early or late termination of the vehicle lease. The Company mitigates residual value risk of its revenue earning vehicles by utilizing manufacturer repurchase and guaranteed depreciation programs, using sophisticated vehicle diagnostic and repair equipment to maintain the condition of its vehicles, and through periodic reviews of vehicle depreciation rates based on management's ongoing assessment of present and estimated future market conditions.

The Company's operating leases for fleets have lease periods that are typically for twelve months, after which the lease converts to a month-to-month lease, allowing the vehicle to be surrendered any time thereafter. The Company's fleet leases contain a terminal rental adjustment clause ("TRAC") where, upon sale of the vehicle following the termination of the lease, a TRAC adjustment may result through which the lessee is credited or charged with the gain or loss on the vehicle. Such TRAC adjustments are considered variable charges.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019:

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease income from vehicle rentals	$2,208	$4,041
Operating lease income from fleet leasing	168	326
Variable operating lease income	43	77
Revenue accounted for under Topic 842	2,419	4,444
Revenue accounted for under Topic 606	92	174
Total revenues	$2,511	$4,618

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

The Company recognizes a ROU asset and lease liability in its accompanying condensed consolidated balance sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the Company's ROU asset and lease liability when it is reasonably certain that such options will be exercised. The Company does not recognize ROU assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less) and recognizes lease expense on a straight-line basis over the lease term.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table summarizes the amount of lease costs incurred by the Company:

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Minimum fixed lease costs(1):
Short-term lease costs	$32	$62	N/A
Other operating lease costs	135	269	N/A
Total	$167	$331	$577
Variable lease costs	83	146	438
Total lease costs	$250	$477	$1,015
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

As of June 30, 2019
Weighted average remaining lease term (in years)	9
Weighted average discount rate	10.9%

The following table summarizes the Company's minimum fixed lease obligations under existing agreements as a lessee, excluding variable concession obligations and short-term leases, as of June 30, 2019:

(In millions)
July 1, 2019 - June 30, 2020	$465
July 1, 2020 - June 30, 2021	385
July 1, 2021 - June 30, 2022	311
July 1, 2022 - June 30, 2023	231
July 1, 2023 - June 30, 2024	174
After June 30, 2024	964
Total lease payments	2,530
Interest	(992)
Operating lease liabilities at June 30, 2019	$1,538

Note 5—Income Tax (Provision) Benefit

Hertz Global

The effective tax rate for the three months ended June 30, 2019 and 2018 is (9)% and 27%, respectively. The effective tax rate for the six months ended June 30, 2019 and 2018 is (3)% and 16%, respectively.

The Company recorded a tax provision of $4 million and $3 million for the three and six months ended June 30, 2019, respectively, compared to a tax benefit of $23 million and $52 million for the three and six months ended June 30, 2018, respectively. The effective income tax rate and related tax benefit are lower for the three and six months ended June 30, 2019 driven by overall improvement in results from operations, primarily due to lower losses in the U.S. where an income tax benefit was recognized, and the composition of earnings by jurisdiction.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz

The effective tax rate for the three months ended June 30, 2019 and 2018 is (11)% and 27%, respectively. The effective tax rate for the six months ended June 30, 2019 and 2018 is (4)% and 16%, respectively.

The Company recorded a tax provision of $5 million and $4 million for the three and six months ended June 30, 2019, respectively, compared to a tax benefit of $23 million and $51 million for the three and six months ended June 30, 2018, respectively. The effective income tax rate and related tax benefit are lower for the three and six months ended June 30, 2019 driven by overall improvement in results from operations, primarily due to lower losses in the U.S. where an income tax benefit was recognized, and the composition of earnings by jurisdiction.

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

Basic weighted average shares outstanding and weighted average shares used to calculate diluted earnings (loss) per share for the three and six months ended June 30, 2018 have been adjusted to give effect to the rights offering described in Note 12,"Subsequent Events." For the three and six months ended June 30, 2019, the basic weighted average shares outstanding and weighted average shares used to calculate diluted earnings (loss) per share also are adjusted for the rights offering.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$40	$(63)	$(107)	$(265)
Net (income) loss attributable to noncontrolling interests	(2)	—	(1)	—
Net income (loss) attributable to Hertz Global	$38	$(63)	$(108)	$(265)
Denominator:
Unadjusted basic weighted average shares outstanding	84	84	84	83
Rights offering adjustment	12	12	12	12
Basic weighted average shares outstanding	96	96	96	95
Dilutive stock options, RSUs and PSUs	1	—	—	—
Weighted average shares used to calculate diluted earnings (loss) per share	97	96	96	95
Antidilutive stock options, RSUs, PSUs and PSAs	1	3	2	3
Earnings (loss) per share:
Basic earnings (loss) per share	$0.40	$(0.66)	$(1.13)	$(2.78)
Diluted earnings (loss) per share	$0.40	$(0.66)	$(1.13)	$(2.78)

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

Investments in equity securities that are measured at fair value on a recurring basis consist of marketable securities.

The following table summarizes the ending balances of the Company's cash equivalents, restricted cash equivalents and investments:

	June 30, 2019				December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds and time deposits	$202	$—	$—	$202	$701	$—	$—	$701
Equity securities	64	—	—	64	44	—	—	44

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (Level 2 inputs).

	As of June 30, 2019		As of December 31, 2018
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt	$4,457	$4,458	$4,455	$4,011
Vehicle Debt	14,969	15,080	11,945	11,891
Total	$19,426	$19,538	$16,400	$15,902

Note 8—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of June 30, 2019 and December 31, 2018, the Company's liability recorded for public liability and property damage matters is $426 million and $418 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees and former employees and governmental investigations. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party during the six months ended June 30, 2019 or the period after June 30, 2019, but before the filing of this Quarterly Report on Form 10‑Q.

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

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in certain of its public disclosures in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. The complaint, as amended, was dismissed with prejudice on April 27, 2017 and on September 20, 2018, the Third Circuit affirmed the dismissal of the complaint with prejudice.  On February 5, 2019, the plaintiffs filed a motion asking the federal district court to exercise its discretion and allow the plaintiffs to reinstate their claims to include additional allegations from the administrative order agreed to by the SEC and the Company in December 2018. The motion has been fully briefed and is pending before the federal district court.

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

Other Proceedings

Litigation Against Former Executives - On March 25, 2019, the Company filed a petition against Mark Frissora, Elyse Douglas and John Jeffrey Zimmerman, all former senior executive officers of the former Hertz Global Holdings, Inc. ("Old Hertz Holdings"), in the U.S. District Court for the District of New Jersey alleging four causes of action for breach

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

of contract, with a fifth cause of action seeking a declaratory judgment denying the defendants' entitlement to advances of fees and expenses under the Company's indemnification bylaws. On March 28, 2019, the Company filed a petition against Scott Sider, a former senior executive of Old Hertz Holdings, in the Circuit Court of the Twentieth Judicial Circuit in Lee County, Florida alleging three causes of action for breach of contract, with a fourth cause of action seeking a declaratory judgment denying the defendants' entitlement to advances of fees and expenses under the Company's indemnification bylaws. The Company is seeking repayment of incentive-based compensation received by the defendants in connection with the restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The Company is also seeking recovery for the costs of the SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. After the defendants in the New Jersey litigation filed motions to dismiss, the Company filed a first amended complaint. Scott Sider similarly filed a motion to dismiss and the venue of the petition against Scott Sider has been moved to the Twentieth Judicial Circuit for the State of Florida in Collier County. Pursuant to the agreements governing the separation of Herc Holdings from Hertz Global that occurred on June 30, 2016, Herc Holdings is entitled to 15% of the net proceeds of any such repayment or recovery.

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

Note 9—Related Party Transactions

Agreements with the Icahn Group

In the normal course of business, the Company purchases goods and services and leases property from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack (collectively, the "Icahn Group"). During the three months ended June 30, 2019 and 2018, the Company purchased approximately $12 million and $11 million, respectively, worth of goods and services from these related parties. During the six months ended June 30, 2019 and 2018, the Company purchased approximately $24 million and $17 million, respectively, worth of goods and services from these related parties.

In May 2018, the Company sold approximately $36 million of marketable securities to the Icahn Group at the then current market price of such securities.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Transactions and Agreements between Hertz Holdings and Hertz

In June 2018, Hertz entered into a master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2019 (the "2018 Master Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin.

In June 2019, upon expiration of the 2018 Master Loan, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2020 (the "2019 Master Loan") where amounts outstanding under the 2018 Master Loan were transferred to the 2019 Master Loan. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of June 30, 2019 and December 31, 2018, there was $123 million and $117 million, respectively, outstanding under the 2019 Master Loan representing advances and any accrued but unpaid interest. Additionally, Hertz has a loan due to an affiliate in the amount of $65 million as of June 30, 2019 and December 31, 2018, which represents a tax-related liability to Hertz Holdings.

The net impact of the above amounts are included in stockholder's equity in the accompanying unaudited condensed consolidated balance sheets of Hertz.

767 Auto Leasing LLC

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with the Icahn Group, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Hertz leases the vehicles purchased by 767 under the 767 Lease Agreement or from third parties, under a mutually developed fleet plan and Hertz manages, services, repairs, sells and maintains those leased vehicles on behalf of 767. Hertz rents the leased vehicles to drivers of transportation network companies ("TNC"), including Lyft, Inc. drivers, from rental counters within locations leased or owned by affiliates of 767, including locations operated under a master lease agreement with The Pep Boys - Manny, Joe & Jack. The 767 Lease Agreement has an initial term of 18 months and is subject to automatic six month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six month renewal. 767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp. ("American"), an entity affiliated with the Icahn Group. During the three and six months ended June 30, 2019, American contributed $20 million and $45 million, respectively to 767 along with certain services.

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

Note 10—Segment Information

The Company’s chief operating decision maker assesses performance and allocates resources based upon the financial information for the Company’s operating segments. The Company aggregates certain of its operating segments into its reportable segments. The Company has identified three reportable segments, which are organized based on the products and services provided by its operating segments and the geographic areas in which its operating segments conduct business, as follows:

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

Effective during the three months ended June 30, 2019, the Company changed its segment measure of profitability for its reportable segments to Adjusted EBITDA, as shown in the Adjusted EBITDA reconciliation tables below. This measure better aligns with the way the Company reviews its overall vehicle rental and leasing business and determines management incentive compensation. Prior to the three months ended June 30, 2019, the Company’s segment measure of profitability was Adjusted Pre-tax Income (Loss) which included non-vehicle depreciation and amortization, net non-vehicle debt interest and certain other items. For comparability purposes, the Company has revised the 2018 segment results to reflect the new segment measure of profitability.

In addition to the above reportable segments, the Company has corporate operations ("Corporate") which includes general corporate assets and expenses and certain interest expense (including net interest on non-vehicle debt). Corporate includes other items necessary to reconcile the reportable segments to the Company's total amounts.

The following tables provide significant statement of operations and balance sheet information by segment for each of Hertz Global and Hertz, including Adjusted EBITDA, the measure used to determine segment profitability.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Revenues
U.S. Rental Car	$1,784	$1,628	$3,304	$3,054
International Rental Car	560	589	993	1,057
All Other Operations	167	172	321	341
Total Hertz Global and Hertz	$2,511	$2,389	$4,618	$4,452
Depreciation of revenue earning vehicles and lease charges
U.S. Rental Car	$411	$447	$797	$881
International Rental Car	106	112	203	214
All Other Operations	117	128	226	253
Total Hertz Global and Hertz	$634	$687	$1,226	$1,348
Adjusted EBITDA
U.S. Rental Car	$156	$18	$163	$(30)
International Rental Car	56	81	42	81
All Other Operations	24	21	45	41
Corporate	(29)	(27)	(47)	(59)
Total Hertz Global and Hertz	$207	$93	$203	$33

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(In millions)	June 30, 2019	December 31, 2018
Total assets
U.S. Rental Car	$17,775	$13,983
International Rental Car	5,470	4,057
All Other Operations	2,059	1,843
Corporate	1,050	1,499
Total Hertz Global	26,354	21,382
Corporate - Hertz	(1)	—
Hertz	$26,353	$21,382

Reconciliations of Adjusted EBITDA by segment to the Company's total amounts are summarized below.

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Adjusted EBITDA:
U.S. Rental Car	$156	$18	$163	$(30)
International Rental Car	56	81	42	81
All Other Operations	24	21	45	41
Total reportable segments	236	120	250	92
Corporate(1)	(29)	(27)	(47)	(59)
Total Hertz Global	207	93	203	33
Adjustments:
Non-vehicle depreciation and amortization	(51)	(56)	(99)	(113)
Non-vehicle debt interest, net of interest income	(72)	(73)	(144)	(146)
Vehicle debt-related charges(2)	(9)	(9)	(19)	(19)
Loss on extinguishment of vehicle debt(3)	—	(20)	—	(22)
Restructuring and restructuring related charges(4)	(4)	(10)	(10)	(13)
Information technology and finance transformation costs(5)	(38)	(29)	(60)	(51)
Other items(6)	11	18	25	14
Income (loss) before income taxes	$44	$(86)	$(104)	$(317)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Adjusted EBITDA:
U.S. Rental Car	$156	$18	$163	$(30)
International Rental Car	56	81	42	81
All Other Operations	24	21	45	41
Total reportable segments	236	120	250	92
Corporate(1)	(29)	(27)	(47)	(59)
Total Hertz	207	93	203	33
Adjustments:
Non-vehicle depreciation and amortization	(51)	(56)	(99)	(113)
Non-vehicle debt interest, net of interest income	(70)	(71)	(141)	(143)
Vehicle debt-related charges(2)	(9)	(9)	(19)	(19)
Loss on extinguishment of vehicle debt(3)	—	(20)	—	(22)
Restructuring and restructuring related charges(4)	(4)	(10)	(10)	(13)
Information technology and finance transformation costs(5)	(38)	(29)	(60)	(51)
Other items(6)	11	18	25	14
Income (loss) before income taxes	$46	$(84)	$(101)	$(314)

(1)	Represents other reconciling items primarily consisting of general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(3)
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

(6)
Represents miscellaneous items, including non-cash stock-based compensation charges, and amounts attributable to noncontrolling interests. In 2019, includes a $20 million gain on marketable securities, of which $9 million was recorded during the second quarter of 2019, and a $12 million gain on the sale of non-vehicle capital assets, of which $4 million was recorded in the second quarter of 2019. In 2018, includes a $17 million gain on marketable securities and a $6 million legal settlement received in the second quarter related to an oil spill in the Gulf of Mexico in 2010.

Note 11—Guarantor and Non-Guarantor Condensed Consolidating Financial Information - Hertz

The following tables present the Condensed Consolidating Balance Sheets as of June 30, 2019 and December 31, 2018, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018 and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2019 and 2018 of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Senior Notes issued by the Parent ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Senior Notes issued by the Parent ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and (e) Hertz on a consolidated basis.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2019
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$140	$4	$271	$—	$415
Restricted cash and cash equivalents	76	7	156	—	239
Total cash, cash equivalents, restricted cash and restricted cash equivalents	216	11	427	—	654
Receivables, net of allowance	450	187	1,061	—	1,698
Due from affiliates	3,460	4,333	7,687	(15,480)	—
Prepaid expenses and other assets	4,995	29	290	(4,389)	925
Revenue earning vehicles, net	431	—	16,014	—	16,445
Property and equipment, net	610	65	97	—	772
Operating lease right-of-use assets	1,005	173	369	—	1,547
Investment in subsidiaries, net	7,770	1,599	—	(9,369)	—
Intangible assets, net	212	3,013	4	—	3,229
Goodwill	102	943	38	—	1,083
Total assets	$19,251	$10,353	$25,987	$(29,238)	$26,353
LIABILITIES AND STOCKHOLDER'S EQUITY
Due to affiliates	$11,203	$1,132	$3,145	$(15,480)	$—
Accounts payable	416	114	839	—	1,369
Accrued liabilities	824	55	479	—	1,358
Accrued taxes, net	89	19	2,479	(2,423)	164
Debt	4,574	—	14,773	—	19,347
Operating lease liabilities	996	172	370	—	1,538
Public liability and property damage	189	39	198	—	426
Deferred income taxes, net	—	1,733	1,318	(1,966)	1,085
Total liabilities	18,291	3,264	23,601	(19,869)	25,287
Stockholder's equity:
Total stockholder's equity attributable to Hertz	960	7,089	2,280	(9,369)	960
Noncontrolling interests	—	—	106	—	106
Total stockholder's equity	960	7,089	2,386	(9,369)	1,066
Total liabilities and stockholder's equity	$19,251	$10,353	$25,987	$(29,238)	$26,353

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2019
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,294	$397	$2,457	$(1,637)	$2,511
Expenses:
Direct vehicle and operating	727	304	357	—	1,388
Depreciation of revenue earning vehicles and lease charges	1,585	88	598	(1,637)	634
Selling, general and administrative	148	50	60	—	258
Interest (income) expense, net	108	(48)	137	—	197
Other (income) expense, net	(12)	—	—	—	(12)
Total expenses	2,556	394	1,152	(1,637)	2,465
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(1,262)	3	1,305	—	46
Income tax (provision) benefit	62	(1)	(66)	—	(5)
Equity in earnings (losses) of subsidiaries, net of tax	1,239	33	—	(1,272)	—
Net income (loss)	39	35	1,239	(1,272)	41
Net (income) loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income (loss) attributable to Hertz	39	35	1,237	(1,272)	39
Total other comprehensive income (loss), net of tax	(2)	2	(3)	1	(2)
Comprehensive income (loss) attributable to Hertz	$37	$37	$1,234	$(1,271)	$37

For the Three Months Ended June 30, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,193	$368	$2,129	$(1,301)	$2,389
Expenses:
Direct vehicle and operating	839	182	328	—	1,349
Depreciation of revenue earning vehicles and lease charges	1,220	98	670	(1,301)	687
Selling, general and administrative	179	16	70	—	265
Interest (income) expense, net	100	(37)	135	—	198
Other (income) expense, net	(25)	—	(1)	—	(26)
Total expenses	2,313	259	1,202	(1,301)	2,473
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(1,120)	109	927	—	(84)
Income tax (provision) benefit	235	(21)	(191)	—	23
Equity in earnings (losses) of subsidiaries, net of tax	824	34	—	(858)	—
Net income (loss)	(61)	122	736	(858)	(61)
Total other comprehensive income (loss), net of tax	(14)	(3)	(14)	17	(14)
Comprehensive income (loss)	$(75)	$119	$722	$(841)	$(75)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2019
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,445	$717	$4,531	$(3,075)	$4,618
Expenses:
Direct vehicle and operating	1,539	462	654	—	2,655
Depreciation of revenue earning vehicles and lease charges	2,980	162	1,159	(3,075)	1,226
Selling, general and administrative	304	66	120	—	490
Interest (income) expense, net	214	(94)	259	—	379
Other (income) expense, net	(30)	(1)	—	—	(31)
Total expenses	5,007	595	2,192	(3,075)	4,719
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(2,562)	122	2,339	—	(101)
Income tax (provision) benefit	105	(5)	(104)	—	(4)
Equity in earnings (losses) of subsidiaries, net of tax	2,351	57	—	(2,408)	—
Net income (loss)	(106)	174	2,235	(2,408)	(105)
Net (income) loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income (loss) attributable to Hertz	(106)	174	2,234	(2,408)	(106)
Total other comprehensive income (loss), net of tax	5	4	3	(7)	5
Comprehensive income (loss) attributable to Hertz	$(101)	$178	$2,237	$(2,415)	$(101)

For the Six Months Ended June 30, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$2,249	$687	$3,618	$(2,102)	$4,452
Expenses:
Direct vehicle and operating	1,590	354	641	—	2,585
Depreciation of revenue earning vehicles and lease charges	1,985	182	1,283	(2,102)	1,348
Selling, general and administrative	340	28	130	—	498
Interest (income) expense, net	204	(70)	230	—	364
Other (income) expense, net	(27)	—	(2)	—	(29)
Total expenses	4,092	494	2,282	(2,102)	4,766
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(1,843)	193	1,336	—	(314)
Income tax (provision) benefit	356	(35)	(270)	—	51
Equity in earnings (losses) of subsidiaries, net of tax	1,224	58	—	(1,282)	—
Net income (loss)	(263)	216	1,066	(1,282)	(263)
Total other comprehensive income (loss), net of tax	(17)	(5)	(17)	22	(17)
Comprehensive income (loss)	$(280)	$211	$1,049	$(1,260)	$(280)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2019
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$336	$4	$2,871	$(2,154)	$1,057
Cash flows from investing activities:
Revenue earning vehicles expenditures	(272)	—	(8,675)	—	(8,947)
Proceeds from disposal of revenue earning vehicles	131	—	4,081	—	4,212
Capital asset expenditures, non-vehicle	(102)	(4)	(12)	—	(118)
Proceeds from property and other equipment disposed of or to be disposed of	19	—	2	—	21
Capital contributions to subsidiaries	(711)	—	—	711	—
Return of capital from subsidiaries	442	—	—	(442)	—
Proceeds from/repayments of intercompany loan	—	—	325	(325)	—
Net cash provided by (used in) investing activities	(493)	(4)	(4,279)	(56)	(4,832)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	550	—	7,717	—	8,267
Repayments of vehicle debt	(550)	—	(4,704)	—	(5,254)
Proceeds from issuance of non-vehicle debt	815	—	—	—	815
Repayments of non-vehicle debt	(823)	—	—	—	(823)
Payment of financing costs	—	—	(23)	—	(23)
Advances to Hertz Holdings	(6)	—	—	—	(6)
Contributions from noncontrolling interests	—	—	45	—	45
Other	(1)	—	—	—	(1)
Capital contributions received from parent	—	—	711	(711)	—
Payment of dividends and return of capital	—	—	(2,596)	2,596	—
Proceeds from/repayments of intercompany loan	(325)	—	—	325	—
Net cash provided by (used in) financing activities	(340)	—	1,150	2,210	3,020
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	(1)	—	(1)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(497)	—	(259)	—	(756)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	713	11	686	—	1,410
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$216	$11	$427	$—	$654

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$(34)	$5	$2,093	$(1,119)	$945
Cash flows from investing activities:
Revenue earning vehicles expenditures	(213)	—	(7,397)	—	(7,610)
Proceeds from disposal of revenue earning vehicles	96	—	3,558	—	3,654
Capital asset expenditures, non-vehicle	(54)	(6)	(20)	—	(80)
Proceeds from property and other equipment disposed of or to be disposed of	3	—	5	—	8
Purchases of marketable securities	(60)	—	(1)	—	(61)
Sales of marketable securities	36	—	—	—	36
Other	—	—	(2)	—	(2)
Capital contributions to subsidiaries	(1,978)	—	—	1,978	—
Return of capital from subsidiaries	1,900	—	—	(1,900)	—
Proceeds from/repayments of intercompany loan	—	—	76	(76)	—
Net cash provided by (used in) investing activities	(270)	(6)	(3,781)	2	(4,055)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	1,172	—	8,242	—	9,414
Repayments of vehicle debt	(1,226)	—	(5,603)	—	(6,829)
Proceeds from issuance of non-vehicle debt	187	—	—	—	187
Repayments of non-vehicle debt	(194)	—	—	—	(194)
Payment of financing costs	(1)	—	(26)	—	(27)
Early redemption premium payment	—	—	(19)	—	(19)
Advances to Hertz Holdings	(6)	—	—	—	(6)
Contributions from noncontrolling interests	—	—	10	—	10
Other	1	—	—	—	1
Capital contributions received from parent	—	—	1,978	(1,978)	—
Payment of dividends and return of capital	—	—	(3,019)	3,019	—
Proceeds from/repayments of intercompany loan	(76)	—	—	76	—
Net cash provided by (used in) financing activities	(143)	—	1,563	1,117	2,537
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	(10)	—	(10)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(447)	(1)	(135)	—	(583)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	911	16	577	—	1,504
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$464	$15	$442	$—	$921

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 12—Subsequent Events

Rights Offering

In June 2019, Hertz Global filed a prospectus supplement to its Registration Statement on Form S-3 declared effective by the SEC on June 12, 2019 for a rights offering to raise gross proceeds of approximately $750 million, providing for the issuance of up to an aggregate of 57,915,055 new shares of Hertz Global common stock (the "rights offering"). Under the terms of the rights offering, each stockholder of Hertz Global was eligible to receive one transferable subscription right ("right") for each share of common stock held as of 5:00 p.m., Eastern Time, on June 24, 2019 (the "record date"). Each right entitled the holder to purchase 0.688285 shares of common stock (the "basic subscription right") at a price of $12.95 per whole share of common stock (the "subscription price"). The rights offering also entitled rights holders who fully exercised their basic subscription rights to subscribe for additional shares of Hertz Global's common stock that remain unsubscribed as a result of any unexercised basic subscription rights (the “over-subscription right”). The rights offering expired at 5:00 p.m., Eastern Time, on July 12, 2019.

Upon closing in July 2019, the rights offering was fully subscribed resulting in Hertz Global selling 57,915,055 shares of its common stock at the subscription price for gross proceeds of $750 million. Pursuant to the terms of the rights offering, 55,816,783 shares of common stock were purchased under the basic subscription right and 2,098,272 shares of common stock were purchased under the over-subscription right.

Senior Notes

In July 2019, Hertz provided conditional notices of full redemption to the registered holders of its 2020 Notes and 2021 Notes. The redemptions of the 2020 Notes and 2021 Notes are each subject to the satisfaction of specified conditions precedent set forth in the applicable notice of conditional redemption, on terms and conditions satisfactory in all respects to Hertz. The anticipated redemption date is August 11, 2019 or, if the conditions precedent are not satisfied on or prior to August 11, 2019, such later date (but not later than September 10, 2019) as such conditions precedent are so satisfied. The redemption price for the 2020 Notes and 2021 notes, respectively, will be equal to 100% of the outstanding principal amount of the 2020 Notes and 2021 Notes, plus accrued but unpaid interest thereon to the date of redemption.

In August 2019, Hertz issued $500 million in aggregate principal amount of 7.125% Senior Notes due 2026 (the "2026 Notes"). The Company intends to utilize the proceeds from the issuance of the 2026 Notes, together with net proceeds from the rights offering described above, to redeem the 2020 Notes and 2021 Notes.

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

This MD&A should be read in conjunction with the MD&A presented in our 2018 Form 10‑K and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report on Form 10-Q for the quarterly period ended June 30, 2019 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

In this MD&A we refer to the following non-GAAP measure and key metrics:

•
Adjusted Corporate EBITDA - important non-GAAP measure to management because it allows management to assess the operational performance of our business, exclusive of certain items, and allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally.

•
Depreciation Per Unit Per Month - important key metric to management and investors as depreciation of revenue earning vehicles and lease charges is one of our largest expenses for the vehicle rental business and is driven by the number of vehicles, expected residual values at the expected time of disposal and expected hold period of the vehicles. Depreciation Per Unit Per Month is reflective of how we are managing the costs of our vehicles and facilitates a comparison with other participants in the vehicle rental industry.

•
Total Revenue Per Transaction Day ("Total RPD," also referred to as "pricing") - important key metric to management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and encompasses the elements in vehicle rental pricing that management has the ability to control.

•
Total Revenue Per Unit Per Month ("Total RPU") - important key metric to management and investors as it provides a measure of revenue productivity relative to the total number of vehicles in our fleet whether owned or leased ("Average Vehicles" or "fleet capacity").

•
Transaction Days - important key metric to management and investors as it represents the number of revenue generating days ("volume"). It is used as a component to measure Total RPD and Vehicle Utilization. Transaction Days represent the total number of 24-hour periods, with any partial period counted as one Transaction Day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one Transaction Day in a 24-hour period.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•
Vehicle Utilization - important key metric to management and investors because it is the measurement of the proportion of our vehicles that are being used to generate revenues relative to fleet capacity. Higher Vehicle Utilization means more vehicles are being utilized to generate revenue.

Our non-GAAP measure should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. The above non-GAAP measure and key metrics are defined, and the non-GAAP measure is reconciled to its most comparable U.S. GAAP measure, in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

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

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. In addition to vehicle rental, we provide integrated vehicle leasing and fleet management solutions through our Donlen subsidiary. We have a diversified revenue base and a highly variable cost structure and are generally able to adjust fleet capacity, the most significant determinant of our costs, to meet expectations of market demand. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions, including residual values. Our business requires significant expenditures for vehicles, and consequently we require substantial liquidity to finance such expenditures. See the "Liquidity and Capital Resources" section of this MD&A.

Our strategy includes optimization of our vehicle rental operations, disciplined performance management and evaluation of all locations and the pursuit of same-store sales growth.

Our total revenues are primarily derived from rental and related charges and consist of:

•
Worldwide vehicle rental revenues - revenues from all company-operated vehicle rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and revenues associated with value-added services, including the sale of loss or collision damage waivers, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and other products and fees. Also included are ancillary revenues associated with retail vehicle sales and certain royalty fees from our franchisees (such fees are less than 2% of total revenues each period); and

•	All other operations revenues - revenues from vehicle leasing and fleet management services by our Donlen business and other business activities.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our expenses primarily consist of:

•
Direct vehicle and operating expense ("DOE"), primarily wages and related benefits; commissions and concession fees paid to airport authorities, travel agents and others; facility, self-insurance and reservation costs; and other costs relating to the operation and rental of revenue earning vehicles, such as damage, maintenance and fuel costs;

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

Revenue Earning Vehicles

Revenue earning vehicles used in our rental and leasing operations are stated at cost, net of related discounts and incentives from manufacturers. Holding periods typically range from six to thirty-six months. Also included in revenue earning vehicles are vehicles placed on our retail lots for sale or actively in the process of being sold through other disposition channels.

Program vehicles are purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers wherein the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase or auction periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the program vehicle upon sale. Program vehicles generally provide us with flexibility to increase or reduce the size of our fleet based on economic demand. When we increase the percentage of program vehicles, the average age of our fleet decreases since the average holding period for program vehicles is shorter than that for non-program vehicles.

When a revenue earning vehicle is acquired outside of a vehicle repurchase program, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage). We also estimate the residual value of the applicable revenue earning vehicles at the expected time of disposal, taking into consideration factors such as make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct) and market conditions. The vehicle is depreciated using a rate based on these estimates. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and the estimated holding period of the vehicle. Differences between actual residual values and those estimated result in an adjustment to depreciation upon disposition of the vehicle. Our depreciation of revenue earning vehicles and lease charges also includes costs associated with the disposal of vehicles and rents paid for vehicles leased.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We dispose of our non-program vehicles via auction, dealer-direct and our retail locations. Non-program vehicles disposed of through our retail locations allow us the opportunity for value-added revenue, such as warranty, financing and title fees. We periodically review and adjust the mix between program and non-program vehicles in our fleet based on contract negotiations and the economic environment pertaining to our industry in an effort to optimize the mix of vehicles.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2019 Operating Overview

The following provides an overview of our business and financial performance and key factors influencing our results:

•	U.S. RAC

◦	2Q 2019 versus 2Q 2018:

▪	Total revenues increased $156 million, or 10%

▪	Total RPD and Total RPU increased 3%

▪	Transaction Days increased 6%

▪	Depreciation of revenue earning vehicles and lease charges decreased 8% to $411 million

▪	Depreciation Per Unit Per Month decreased 13% to $247

▪	Vehicle Utilization increased to 82% from 81%

◦	First Half 2019 versus First Half 2018:

▪	Total revenues increased $250 million, or 8%

▪	Total RPD increased 3% and Total RPU increased 2%

▪	Transaction Days increased 5%

▪	Depreciation of revenue earning vehicles and lease charges decreased 10% to $797 million

▪	Depreciation Per Unit Per Month decreased 14% to $251

▪	Vehicle Utilization was comparable at 80%

•International RAC

◦	2Q 2019 versus 2Q 2018:

▪	Total revenues decreased $29 million, or 5%, and were flat, excluding the impact of foreign currency exchange at average rates ("fx")

▪	Total RPD and Total RPU increased 1%

▪	Transaction Days decreased 1%

▪	Depreciation of revenue earning vehicles and lease charges decreased 5% to $106 million, and remained flat, excluding fx

▪	Depreciation Per Unit Per Month was comparable ($191 versus $189)

▪	Vehicle Utilization slightly decreased to 77% from 78%

◦	First Half 2019 versus First Half 2018:

▪	Total revenues decreased $64 million, or 6%, and was flat, excluding fx

▪	Total RPD was flat, and Total RPU decreased 1%

▪	Transaction Days were flat

▪	Depreciation of revenue earning vehicles and lease charges decreased 5% to $203 million, and increased $3 million, or 2%, excluding fx

▪	Depreciation Per Unit Per Month was comparable ($200 versus $199)

▪	Vehicle Utilization was comparable at 76%

For more information on the above, see the discussion of our results on a consolidated basis and by segment that follows herein.

Adoption of the New Lease Standard

Effective January 1, 2019, we adopted the new lease standard, Topic 842, which did not have a significant impact to our results of operations for the three and six months ended June 30, 2019. See Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" to the Notes to our unaudited condensed consolidated financial statements included in this Report for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Change in Segment Measure of Profitability

Effective during the three months ended June 30, 2019, we changed our segment measure of profitability to Adjusted EBITDA. Prior to the three months ended June 30, 2019, our segment measure of profitability was Adjusted Pre-tax Income (Loss), which included non-vehicle depreciation and amortization, net non-vehicle debt interest and certain other items. For comparability purposes, we have revised our 2018 segment results in this MD&A to reflect the new segment measure of profitability.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions)	2019	2018		2019	2018
Total revenues	$2,511	$2,389	5%	$4,618	$4,452	4%
Direct vehicle and operating expenses	1,388	1,349	3	2,655	2,585	3
Depreciation of revenue earning vehicles and lease charges	634	687	(8)	1,226	1,348	(9)
Selling, general and administrative expenses	258	265	(3)	490	498	(2)
Interest expense, net:
Vehicle	127	127	—	238	221	8
Non-vehicle	70	71	(1)	141	143	(1)
Interest expense, net	197	198	(1)	379	364	4
Other (income) expense, net	(12)	(26)	(54)	(31)	(29)	7
Income (loss) before income taxes	46	(84)	NM	(101)	(314)	(68)
Income tax (provision) benefit	(5)	23	NM	(4)	51	NM
Net income (loss)	41	(61)	NM	(105)	(263)	(60)
Net (income) loss attributable to noncontrolling interests	(2)	—	—	(1)	—	—
Net income (loss) attributable to Hertz	$39	$(61)	NM	$(106)	$(263)	(60)
Adjusted Corporate EBITDA(a)	$207	$93	124	$203	$33	NM
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Total revenues increased $122 million in the second quarter of 2019 compared to 2018 primarily due to an increase of $156 million in our U.S. RAC segment, partially offset by a decrease of $29 million and $5 million in our International RAC and All Other Operations segments, respectively. U.S. RAC revenues increased due to higher volume and pricing. Excluding the impact of fx, revenues for our International RAC segment were flat.

DOE increased $39 million in the second quarter of 2019 compared to 2018 primarily due to an increase of $31 million and $8 million in our U.S. RAC and International RAC segments, respectively. The increase in our U.S. RAC segment was primarily due to volume growth. Excluding a $21 million fx impact, DOE for International RAC increased $29 million driven primarily by an increase in public liability and property damage ("PLPD") expense.

Depreciation of revenue earning vehicles and lease charges decreased $53 million in the second quarter of 2019 compared to 2018 primarily due to a $36 million decrease in our U.S. RAC segment and an $11 million decrease in our All Other Operations segment. The decrease in our U.S. RAC segment resulted from our vehicle acquisition strategy and continued strength in residual values. The decrease in All Other Operations is due to the impact of a change in presentation for certain leased vehicles during the second quarter of 2019.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A decreased $7 million in the second quarter of 2019 compared to 2018 primarily due to decreased legal fees, restructuring related expenses and the impact of fx in our International RAC segment, mostly offset by increased information technology and finance transformation program costs and advertising charges. The above changes are primarily related to our International RAC and corporate operations.

Vehicle and non-vehicle interest expense, net in the second quarter of 2019 were comparable to the prior year quarter.

We had other income of $12 million for the second quarter of 2019 compared to $26 million in the second quarter of 2018. Other income in 2019 was primarily comprised of a $9 million gain on marketable securities. Other income in 2018 was primarily comprised of a $17 million gain on marketable securities and a $6 million legal settlement received related to an oil spill in the Gulf of Mexico in 2010.

The effective tax rate in the second quarter of 2019 was (11)% compared to 27% in the second quarter of 2018. We recorded a tax provision of $5 million in the second quarter of 2019 compared to a tax benefit of $23 million in the second quarter of 2018. The effective income tax rate and related tax benefit were lower driven by overall improvement in our results of operations, primarily due to lower losses in the U.S. where an income tax benefit was recognized, and the impact of the composition of earnings by jurisdiction.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Total revenues increased $166 million in the first half of 2019 compared to 2018 due primarily to an increase of $250 million in our U.S. RAC segment, partially offset by a decrease of $64 million and $20 million in our International RAC and All Other Operations segments, respectively. U.S. RAC revenues increased due to higher volume and pricing. Excluding the impact of fx, revenues for our International RAC segment were flat.

DOE increased $70 million in the first half of 2019 compared to 2018 primarily due to an increase of $81 million in our U.S. RAC segment partially offset by a decrease of $8 million in our International RAC segment. The increase in U.S. RAC DOE was driven by increased growth in TNC and core rentals. Excluding the $43 million impact of fx, DOE for International RAC increased $35 million driven primarily by an increase in PLPD expense.

Depreciation of revenue earning vehicles and lease charges decreased $122 million in the first half of 2019 compared to 2018 due to decreases of $84 million, $27 million and $11 million in our U.S. RAC, All Other Operations and International RAC segments, respectively. The decrease in our U.S. RAC segment is primarily due to our vehicle acquisition strategy and continued strength in residual values. The decrease in our All Other Operations segment is due to the impact of a change in presentation for certain leased vehicles during the second quarter of 2019. Excluding the $14 million impact of fx, depreciation of revenue earning vehicles and lease charges for our International RAC segment increased $3 million.

SG&A decreased $8 million in the first half of 2019 compared to 2018, due to a decrease in costs for legal and consulting services, non-vehicle depreciation and other expenses primarily in International RAC and our corporate operations and the impact of fx in International RAC. This was offset by an increase in advertising charges in U.S. RAC and an increase in information technology and finance transformation program costs in our corporate operations.

Vehicle interest expense, net increased $17 million in the first half of 2019 compared to 2018 primarily due to an increase in debt levels resulting from higher average fleet and higher market interest rates. This was partially offset by the $20 million loss on extinguishment of debt recorded in our International RAC segment in the first half of 2018.

Non-vehicle interest expense, net in the first half of 2019 was comparable to the prior year period.

We had other income of $31 million in the first half of 2019 compared to $29 million in the first half of 2018. Other income in 2019 was primarily comprised of a $20 million gain on marketable securities and a $12 million gain on the sale of non-vehicle capital assets. Other income in 2018 was primarily comprised of a $17 million gain on marketable securities and a $6 million legal settlement received related to an oil spill in the Gulf of Mexico in 2010.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The effective tax rate in the first half of 2019 was (4)% compared to 16% in the first half of 2018. We recorded a tax provision of $4 million in the first half of 2019 compared to a tax benefit of $51 million in the first half of 2018. The effective income tax rate and related tax benefit were lower driven by overall improvement in our results of operations, primarily due to lower losses in the U.S. where an income tax benefit was recognized, and the impact of the composition of earnings by jurisdiction.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had $2 million and $3 million of interest expense, net for the second quarter and first half of 2019, respectively, and $2 million and $3 million of interest expense, net for second quarter and first half of 2018, respectively, that was incremental to the amounts shown for Hertz. This amount represents interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations, but this amount is eliminated in consolidation for purposes of presenting Hertz Global. For the second quarter and first half of 2019, Hertz Global had $1 million, respectively, of income tax benefit, and $1 million of income tax benefit for the first half of 2018 that was incremental to the amounts shown for Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2019	2018		2019	2018
Total revenues	$1,784	$1,628	10%	$3,304	$3,054	8%
Depreciation of revenue earning vehicles and lease charges	$411	$447	(8)%	$797	$881	(10)
Direct vehicle and operating expenses	$1,052	$1,021	3	$2,028	$1,947	4
Selling, general and administrative expenses	$119	$118	1	$241	$220	10
Vehicle interest expense	$90	$73	23	$166	$137	21
Adjusted EBITDA	$156	$18	NM	$163	$(30)	NM
Transaction Days (in thousands)(b)	41,173	38,747	6	76,754	72,949	5
Average Vehicles (in whole units)(c)	554,794	523,000	6	528,281	500,800	5
Vehicle Utilization(c)	82%	81%		80%	80%
Total RPD (in whole dollars)(d)	$42.54	$41.37	3	$42.24	$41.17	3
Total RPU Per Month (in whole dollars)(e)	$1,052	$1,022	3	$1,023	$999	2
Depreciation Per Unit Per Month (in whole dollars)(f)	$247	$285	(13)	$251	$293	(14)
Percentage of program vehicles at period end	16%	13%		16%	13%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Total U.S. RAC revenues increased $156 million in the second quarter of 2019 compared to 2018 due to higher volume and pricing. The 6% increase in Transaction Days was driven by growth in TNC and retail rentals, with volume increases in both our off airport and airport business of 13% and 2%, respectively. The 3% increase in Total RPD was driven by leisure and insurance replacement rentals. Off airport revenues comprised 32% of total revenues for the segment in the second quarter of 2019 as compared to 29% in the second quarter of 2018.

Depreciation of revenue earning vehicles and lease charges for U.S. RAC decreased by $36 million in the second quarter of 2019 compared to 2018 primarily due to our vehicle acquisition strategy and continued strength in residual values. Depreciation Per Unit Per Month decreased to $247 in the second quarter of 2019 compared to $285 in the second quarter of 2018.

DOE for U.S. RAC increased $31 million in the second quarter of 2019 compared to 2018 of which $36 million was driven by core rental volume, $23 million was driven by growth in TNC rentals and $12 million was due to increased other vehicle operating expenses. The above were partially offset by a $33 million decrease in personnel, transportation and other charges.

SG&A in the second quarter of 2019 was comparable to the prior year quarter.

Vehicle interest expense increased $17 million in the second quarter of 2019 compared to 2018 due to an increase in debt levels resulting from higher average fleet and higher market interest rates.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Total U.S. RAC revenues increased $250 million in the first half of 2019 compared to 2018 due to higher volume and pricing. The 5% increase in Transaction Days was driven by growth in TNC and retail rentals, with volume increases in both our off airport and airport locations of 12% and 1%, respectively. The 3% increase in Total RPD was driven by leisure, insurance replacement and TNC rentals. Off airport revenues comprised 32% of total revenues for the segment in the first half of 2019 as compared to 30% in the first half of 2018.

Depreciation of revenue earning vehicles and lease charges for U.S. RAC decreased by $84 million in the first half of 2019 compared to 2018 primarily due to our vehicle acquisition strategy and continued strength in residual values. Depreciation Per Unit Per Month decreased to $251 in the first half of 2019 compared to $293 in the first half of 2018.

DOE for U.S. RAC increased $81 million in the first half of 2019 compared to 2018 of which $51 million was driven by growth in TNC rentals, $48 million was driven by core rental volume and $40 million due to increased other vehicle operating expenses. The above were partially offset by a $44 million decrease personnel, facility and other charges.

SG&A increased $21 million in the first half of 2019 compared to 2018 primarily due to advertising charges.

Vehicle interest expense increased $29 million in the first half of 2019 compared to 2018 due to an increase in debt levels resulting from higher average fleet and higher market interest rates.

International Rental Car

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2019	2018		2019	2018
Total revenues	$560	$589	(5)%	$993	$1,057	(6)%
Depreciation of revenue earning vehicles and lease charges	$106	$112	(5)	$203	$214	(5)
Direct vehicle and operating expenses	$330	$322	2	$614	$622	(1)
Selling, general and administrative expenses	$55	$62	(11)	$111	$121	(8)
Vehicle interest expense	$24	$44	(45)	$47	$64	(27)
Adjusted EBITDA	$56	$81	(31)	$42	$81	(48)
Transaction Days (in thousands)(b)	13,125	13,225	(1)	23,252	23,199	—
Average Vehicles (in whole units)(c)	186,881	187,300	—	169,814	168,000	1
Vehicle Utilization(c)	77%	78%		76%	76%
Total RPD (in whole dollars)(d)	$42.97	$42.45	1	$42.79	$42.86	—
Total RPU Per Month (in whole dollars)(e)	$1,006	$999	1	$977	$987	(1)
Depreciation Per Unit Per Month (in whole dollars)(f)	$191	$189	1	$200	$199	1
Percentage of program vehicles at period end	50%	51%		50%	51%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Total revenues for International RAC decreased $29 million in the second quarter of 2019 compared to 2018. Excluding the impact of fx, revenues were flat.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $6 million in the second quarter of 2019 compared to 2018 largely due to the impact of fx. Depreciation Per Unit Per Month for International RAC increased to $191 for the second quarter of 2019 compared to $189 in the second quarter of 2018 due to richer fleet mix in Europe.

DOE for International RAC increased $8 million in the second quarter of 2019 compared to 2018. Excluding a $21 million fx impact, DOE increased $29 million primarily driven by lower PLPD expense in 2018 due to favorable case development and fewer large claims.

SG&A decreased $7 million in the second quarter of 2019 compared to 2018 largely due to lower legal fees and the impact from fx.

Vehicle interest expense decreased $20 million in the second quarter of 2019 compared to 2018 due to the $20 million loss on extinguishment of debt associated with the redemption in 2018 of the 4.375% European Vehicle Senior Notes.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Total revenues for International RAC decreased $64 million in the first half of 2019 compared to 2018. Excluding the impact from fx, revenues, Transactions Days and Total RPD were flat.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $11 million in the first half of 2019 compared to 2018 largely due to a $14 million fx impact. Depreciation Per Unit Per Month for International RAC increased to $200 in the first half of 2019 compared to $199 in the first half of 2018 due to richer fleet mix in Europe.

DOE for International RAC decreased $8 million in the first half of 2019 compared to 2018. Excluding a $43 million fx impact, DOE increased $35 million primarily driven by lower PLPD expense in 2018 due to favorable case development and fewer large claims, and higher field compensation and facility expenses in 2019.

SG&A decreased $10 million in the first half of 2019 compared to 2018 largely due to an $8 million fx impact.

Vehicle interest expense decreased $17 million in the first half of 2019 compared to 2018 primarily due to a $20 million loss on extinguishment of debt associated with the redemption in 2018 of the 4.375% European Vehicle Senior Notes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

All Other Operations

The All Other Operations segment is primarily comprised of our Donlen business and, as such, our discussion is limited to Donlen.

Results of operations for this segment are as follows:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions)	2019	2018		2019	2018
Total revenues	$167	$172	(3)%	$321	$341	(6)%
Depreciation of revenue earning vehicles and lease charges	$117	$128	(9)	$226	$253	(11)
Direct vehicle and operating expenses	$7	$8	(13)	$13	$17	(24)
Selling, general and administrative expenses	$7	$9	(22)	$14	$18	(22)
Vehicle interest expense	$13	$10	30	$25	$20	25
Adjusted EBITDA	$24	$21	14	$45	$41	10
Average Vehicles - Donlen	207,704	187,600	11	200,251	189,600	6
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Donlen had favorable results in the second quarter and first half of 2019 as compared to the second quarter and first half of 2018. Lower year-over-year revenue and depreciation of revenue earning vehicles and lease charges were driven by the impact of a change in presentation for certain leased vehicles in the second quarter and first half of 2019 versus 2018. The increase in overall average vehicles in the second quarter and first half of 2019 as compared to the second quarter and first half of 2018 is due to new customer acquisitions and growth in the existing customer portfolio.

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)
Adjusted Corporate EBITDA is calculated as net income (loss) attributable to Hertz or Hertz Global, adjusted for income taxes, non-vehicle depreciation and amortization, net non-vehicle debt interest, vehicle debt-related charges, loss on extinguishment of vehicle debt, restructuring and restructuring related charges, goodwill, intangible and tangible asset impairments and write-downs, information technology and finance transformation costs and certain other miscellaneous items. When evaluating our operating performance, investors should not consider Adjusted Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance determined in accordance with U.S. GAAP. The reconciliations to the most comparable consolidated U.S. GAAP measure are presented below:

Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net income (loss) attributable to Hertz	$39	$(61)	$(106)	$(263)
Adjustments:
Income tax provision (benefit)	5	(23)	4	(51)
Non-vehicle depreciation and amortization	51	56	99	113
Non-vehicle debt interest, net of interest income	70	71	141	143
Vehicle debt-related charges(1)	9	9	19	19
Loss on extinguishment of vehicle debt(2)	—	20	—	22
Restructuring and restructuring related charges(3)	4	10	10	13
Information technology and finance transformation costs(4)	38	29	60	51
Other items(5)	(9)	(18)	(24)	(14)
Adjusted Corporate EBITDA	$207	$93	$203	$33

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net income (loss) attributable to Hertz Global	$38	$(63)	$(108)	$(265)
Adjustments:
Income tax provision (benefit)	4	(23)	3	(52)
Non-vehicle depreciation and amortization	51	56	99	113
Non-vehicle debt interest, net of interest income	72	73	144	146
Vehicle debt-related charges(1)	9	9	19	19
Loss on extinguishment of vehicle debt(2)	—	20	—	22
Restructuring and restructuring related charges(3)	4	10	10	13
Information technology and finance transformation costs(4)	38	29	60	51
Other items(5)	(9)	(18)	(24)	(14)
Adjusted Corporate EBITDA	$207	$93	$203	$33

(1)	Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(2)
In 2018, primarily represents $20 million of early redemption premium and write-off of deferred financing costs associated with the full redemption of the 4.375% European Vehicle Senior Notes due January 2019 in April 2018.

(3)
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

(4)	Represents costs associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize our systems and processes.

(5)
Represents miscellaneous items, including non-cash stock-based compensation charges. In 2019, includes a $20 million gain on marketable securities, of which $9 million was recorded during the second quarter of 2019, and a $12 million gain on the sale of non-vehicle capital assets, of which $4 million was recorded in the second quarter of 2019. In 2018, includes a $17 million gain on marketable securities and a $6 million legal settlement received in the second quarter related to an oil spill in the Gulf of Mexico in 2010.

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

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
	2019	2018	2019	2018
Transaction Days (in thousands)	41,173	38,747	13,125	13,225
Average Vehicles	554,794	523,000	186,881	187,300
Number of days in period	91	91	91	91
Available Car Days (in thousands)	50,486	47,593	17,006	17,044
Vehicle Utilization	82%	81%	77%	78%

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
	2019	2018	2019	2018
Transaction Days (in thousands)	76,754	72,949	23,252	23,199
Average Vehicles	528,281	500,800	169,814	168,000
Number of days in period	181	181	181	181
Available Car Days (in thousands)	95,619	90,645	30,736	30,408
Vehicle Utilization	80%	80%	76%	76%

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

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
($ in millions, except as noted)	2019	2018	2019	2018
Revenues	$1,784	$1,628	$560	$589
Ancillary retail vehicle sales revenue	(33)	(25)	—	—
Foreign currency adjustment(1)	—	—	4	(28)
Total Rental Revenue	$1,751	$1,603	$564	$561
Transaction Days (in thousands)	41,173	38,747	13,125	13,225
Total RPD (in whole dollars)	$42.54	$41.37	$42.97	$42.45

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2019	2018	2019	2018
Revenues	$3,304	$3,054	$993	$1,057
Ancillary retail vehicle sales revenue	(62)	(51)	—	—
Foreign currency adjustment(1)	—	—	2	(63)
Total Rental Revenue	$3,242	$3,003	$995	$994
Transaction Days (in thousands)	76,754	72,949	23,252	23,199
Total RPD (in whole dollars)	$42.24	$41.17	$42.79	$42.86

(1)	Based on December 31, 2018 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(e)
Total RPU Per Month is calculated as Total Rental Revenue divided by the Average Vehicles in each period and then divided by the number of months in the period reported. The calculation of Total RPU Per Month is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
($ in millions, except as noted)	2019	2018	2019	2018
Total Rental Revenue	$1,751	$1,603	$564	$561
Average Vehicles	554,794	523,000	186,881	187,300
Total revenue per unit (in whole dollars)	$3,156	$3,065	$3,018	$2,995
Number of months in period	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,052	$1,022	$1,006	$999

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2019	2018	2019	2018
Total Rental Revenue	$3,242	$3,003	$995	$994
Average Vehicles	528,281	500,800	169,814	168,000
Total revenue per unit (in whole dollars)	$6,137	$5,996	$5,859	$5,917
Number of months in period	6	6	6	6
Total RPU Per Month (in whole dollars)	$1,023	$999	$977	$987

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

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
($ in millions, except as noted)	2019	2018	2019	2018
Depreciation of revenue earning vehicles and lease charges	$411	$447	$106	$112
Foreign currency adjustment(1)	—	—	1	(6)
Adjusted depreciation of revenue earning vehicles and lease charges	$411	$447	$107	$106
Average Vehicles	554,794	523,000	186,881	187,300
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$741	$855	$573	$566
Number of months in period	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$247	$285	$191	$189

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2019	2018	2019	2018
Depreciation of revenue earning vehicles and lease charges	$797	$881	$203	$214
Foreign currency adjustment(1)	—	—	—	(13)
Adjusted depreciation of revenue earning vehicles and lease charges	$797	$881	$203	$201
Average Vehicles	528,281	500,800	169,814	168,000
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$1,509	$1,759	$1,195	$1,196
Number of months in period	6	6	6	6
Depreciation Per Unit Per Month (in whole dollars)	$251	$293	$200	$199

(1)	Based on December 31, 2018 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

As of June 30, 2019, we had $415 million of cash and cash equivalents and $239 million of restricted cash. Of these amounts as of June 30, 2019, $147 million of cash and cash equivalents and $33 million of restricted cash was held by our subsidiaries outside of the U.S. If not in the form of loan repayments, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional taxes.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund operating requirements for the next twelve months.

Cash Flows - Hertz

As of June 30, 2019, Hertz had cash, cash equivalents, restricted cash and restricted cash equivalents of $654 million compared to $1.4 billion as of December 31, 2018. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2019	2018	$ Change
Cash provided by (used in):
Operating activities	$1,057	$945	$112
Investing activities	(4,832)	(4,055)	(777)
Financing activities	3,020	2,537	483
Effect of exchange rate changes	(1)	(10)	9
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(756)	$(583)	$(173)

During the first half of 2019, cash flows from net income (loss), adjusted for non-cash and non-operating items, increased $183 million period over period. Excluding the net impact from operating leases, cash flows from the change in certain asset and liability accounts decreased by $60 million due in part to an increase in customer receivables primarily in our U.S. RAC operations driven by revenue growth and the previously disclosed SEC investigation payment, partially offset by an increase in accrued sales tax.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. There was a $777 million increase in the use of cash for investing activities year over year. Cash outflows for the purchase of revenue earning vehicles increased $1.3 billion primarily due to a higher volume of vehicles acquired in our U.S. RAC operations in 2019 versus 2018, which was partially offset by a $558 million increase in proceeds from the sale of revenue earning vehicles primarily in our U.S. RAC operations due to increased vehicle dispositions and pricing due to a richer fleet mix.

Net financing cash inflows were $3.0 billion in the first half of 2019 compared to $2.5 billion in the first half of 2018. The variance was primarily driven by increased vehicle debt associated with our investment in revenue earning vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz Global

As of June 30, 2019, Hertz Global had cash, cash equivalents, restricted cash and restricted cash equivalents of $654 million compared to $1.4 billion as of December 31, 2018. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2019	2018	$ Change
Cash provided by (used in):
Operating activities	$1,054	$942	$112
Investing activities	(4,832)	(4,055)	(777)
Financing activities	3,023	2,540	483
Effect of exchange rate changes	(1)	(10)	9
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(756)	$(583)	$(173)

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

Refer to Part I, Item 1, Note 3, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of June 30, 2019. Cash paid for interest during the first half of 2019 was $140 million for interest on non-vehicle debt and $213 million for interest on vehicle debt. Cash paid for interest during the first half of 2018 was $142 million for interest on non-vehicle debt and $175 million for interest on vehicle debt.

Our corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$415	$1,127
Availability under the Senior RCF	397	496
Corporate liquidity	$812	$1,623

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In June 2019, Hertz Global filed a prospectus supplement to its Registration Statement on Form S-3 declared effective by the SEC on June 12, 2019 for a rights offering to raise gross proceeds of approximately $750 million, providing for the issuance of up to an aggregate of 57,915,055 new shares of Hertz Global common stock. Under the terms of the rights offering, each stockholder of Hertz Global was eligible to receive one transferable subscription right for each share of common stock held as of 5:00 p.m., Eastern Time, on June 24, 2019. Each right entitled the holder to purchase 0.688285 shares of common stock at a price of $12.95 per whole share of common stock. The rights offering also entitled rights holders who fully exercised their basic subscription rights to subscribe for additional shares of Hertz Global's common stock that remain unsubscribed as a result of any unexercised basic subscription rights. The rights offering expired at 5:00 p.m., Eastern Time, on July 12, 2019 and was fully subscribed resulting in Hertz Global selling 57,915,055 shares of its common stock at the subscription price for gross proceeds of $750 million. Pursuant to the terms of the rights offering, 55,816,783 shares of common stock were purchased under the basic subscription right and 2,098,272 shares of common stock were purchased under the over-subscription right.

In July 2019, Hertz provided conditional notices of full redemption to the registered holders of its 2020 Notes and 2021 Notes pursuant to the requirements of the indentures governing the 2020 Notes and 2021 Notes. Excluding the completion of the aforementioned activity, approximately $18 million of non-vehicle debt and $2.3 billion of vehicle debt will mature during the twelve months following the issuance of this Report and we will need to refinance a portion of these obligations. We have reviewed the maturing debt obligations and determined that it is probable that we will be able, and have the intent, to repay or refinance these facilities at such times as we deem appropriate prior to their maturities.

In August 2019, Hertz issued $500 million in aggregate principal amount of the 2026 Notes. The Company intends to utilize the proceeds, together with net proceeds from the rights offering described above, to redeem the 2020 Notes and 2021 Notes.

Refer to Part I, Item I, Note 12, "Subsequent Events," to the Notes to our unaudited condensed consolidated financial statements included in this Report for further information on the above transactions.

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

As of June 30, 2019, Hertz was in compliance with the Covenant Leverage Ratio. Consolidated EBITDA, as defined in the Senior Credit Agreement, is a component of the calculation of the Covenant Leverage Ratio and is a non-GAAP financial measure that is not a measure of operating results, but instead is a measure used to determine compliance with the Covenant Leverage Ratio under the Senior Credit Agreement. Consolidated EBITDA is generally defined in

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

Capital Expenditures

Revenue Earning Vehicles Expenditures

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2019
First Quarter	$(3,973)	$2,153	$(1,820)
Second Quarter	(4,974)	2,059	(2,915)
Total	$(8,947)	$4,212	$(4,735)
2018
First Quarter	$(3,565)	$1,782	$(1,783)
Second Quarter	(4,045)	1,872	(2,173)
Total	$(7,610)	$3,654	$(3,956)

The table below sets forth expenditures for revenue earning vehicles, net of proceeds from disposal, by segment:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2019	2018	$ Change	% Change
U.S. Rental Car	$(3,516)	$(2,968)	$(548)	18%
International Rental Car	(826)	(705)	(121)	17
All Other Operations	(393)	(283)	(110)	39
Total	$(4,735)	$(3,956)	$(779)	20

Capital Assets, Non-Vehicle

The table below sets forth our capital asset expenditures, non-vehicle, and related disposal proceeds from property and other equipment disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Capital Assets, Non-Vehicle
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2019
First Quarter	$(54)	$19	$(35)
Second Quarter	(64)	2	(62)
Total	$(118)	$21	$(97)
2018
First Quarter	$(44)	$4	$(40)
Second Quarter	(36)	4	(32)
Total	$(80)	$8	$(72)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth capital asset expenditures, non-vehicle, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2019	2018	$ Change	% Change
U.S. Rental Car	$(28)	$(38)	$10	(26)%
International Rental Car	(8)	(7)	(1)	14
All Other Operations	(2)	(2)	—	—
Corporate	(59)	(25)	(34)	136
Total	$(97)	$(72)	$(25)	35

CONTRACTUAL OBLIGATIONS

As of June 30, 2019, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2018 Form 10‑K. Changes to our aggregate indebtedness, including related interest and terms for new issuances, are described in Part I, Item 1, Note 3, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Report on Form 10-Q and in reports we subsequently file with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on Forms 10-K, 10-Q and 8-K.

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

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:	August 7, 2019	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ JAMERE JACKSON
Jamere Jackson Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description
4.1	Hertz	Indenture, dated as of August 1, 2019, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee.
4.2	Hertz
First Supplemental Indenture, dated as of August 1, 2019, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.125% Senior Notes due 2026.

10.1	Hertz Holdings Hertz
Amended and Restated Hertz Global Holdings, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Annex B to the Proxy Statement on Form DEF14A of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on April 5, 2019.

10.2	Hertz Holdings Hertz	Form of Director Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan.*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	Hertz Holdings Hertz	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Hertz Holdings Hertz	XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	XBRL Taxonomy Extension Presentation Linkbase Document*
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