Form 10-Q
period 2019-09-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2019-11-05
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HERTZ GLOBAL HOLDINGS, INC.
THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-37665			61-1770902
Delaware	001-07541			13-1938568
(State or other jurisdiction of incorporation or organization)	(Commission File Number)			(I.R.S. Employer Identification No.)

8501 Williams Road
	Estero,	Florida	33928
	239	301-7000
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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding at	October 28, 2019
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	142,121,665
The Hertz Corporation	Common Stock,	par value $0.01 per share	100
			(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$465	$1,127
Restricted cash and cash equivalents:
Vehicle	196	257
Non-vehicle	34	26
Total restricted cash and cash equivalents	230	283
Total cash, cash equivalents, restricted cash and restricted cash equivalents	695	1,410
Receivables:
Vehicle	875	625
Non-vehicle, net of allowance of $31 and $27, respectively	1,091	962
Total receivables, net	1,966	1,587
Prepaid expenses and other assets	830	902
Revenue earning vehicles:
Vehicles	18,584	15,703
Less: accumulated depreciation	(3,298)	(3,284)
Total revenue earning vehicles, net	15,286	12,419
Property and equipment, net	758	778
Operating lease right-of-use assets	1,679	—
Intangible assets, net	3,245	3,203
Goodwill	1,082	1,083
Total assets(a)	$25,541	$21,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$206	$284
Non-vehicle	664	704
Total accounts payable	870	988
Accrued liabilities	1,246	1,304
Accrued taxes, net	159	136
Debt:
Vehicle	14,314	11,902
Non-vehicle	3,727	4,422
Total debt	18,041	16,324
Operating lease liabilities	1,664	—
Public liability and property damage	418	418
Deferred income taxes, net	1,154	1,092
Total liabilities(a)	23,552	20,262
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 144 and 86 shares issued, respectively and 142 and 84 shares outstanding, respectively	1	1
Additional paid-in capital	3,019	2,261
Accumulated deficit	(848)	(909)
Accumulated other comprehensive income (loss)	(198)	(192)
Treasury stock, at cost, 2 shares and 2 shares, respectively	(100)	(100)
Stockholders' equity attributable to Hertz Global	1,874	1,061
Noncontrolling interests	115	59
Total stockholders' equity	1,989	1,120
Total liabilities and stockholders' equity	$25,541	$21,382

(a)
Hertz Global Holdings, Inc.'s consolidated total assets as of September 30, 2019 and December 31, 2018 include total assets of variable interest entities (“VIEs”) of $1.5 billion and $1.0 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of September 30, 2019 and December 31, 2018 include total liabilities of VIEs of $1.4 billion and $947 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Special Purpose Entities" in Note 3, "Debt," and "767 Auto Leasing LLC" in Note 9, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Worldwide vehicle rental	$2,664	$2,584	$6,961	$6,694
All other operations	172	174	493	515
Total revenues	2,836	2,758	7,454	7,209
Expenses:
Direct vehicle and operating	1,492	1,459	4,147	4,043
Depreciation of revenue earning vehicles and lease charges	667	672	1,892	2,020
Selling, general and administrative	232	265	723	765
Interest expense, net:
Vehicle	134	115	372	336
Non-vehicle	70	73	214	218
Total interest expense, net	204	188	586	554
Other (income) expense, net	(6)	(7)	(37)	(36)
Total expenses	2,589	2,577	7,311	7,346
Income (loss) before income taxes	247	181	143	(137)
Income tax (provision) benefit	(74)	(41)	(78)	12
Net income (loss)	173	140	65	(125)
Net (income) loss attributable to noncontrolling interests	(4)	1	(4)	1
Net income (loss) attributable to Hertz Global	$169	$141	$61	$(124)
Weighted-average shares outstanding:
Basic	133	96	109	95
Diluted	134	96	109	95
Earnings (loss) per share:
Basic earnings (loss) per share	$1.26	$1.47	$0.56	$(1.30)
Diluted earnings (loss) per share	$1.26	$1.47	$0.56	$(1.30)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$173	$140	$65	$(125)
Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	1	(11)	(18)
Reclassification of foreign currency items to other (income) expense, net	—	(1)	—	(1)
Net gain (loss) on defined benefit pension plans	1	(1)	1	1
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial (gains) losses on defined benefit pension plans	2	2	5	2
Total other comprehensive income (loss) before income taxes	(10)	1	(5)	(16)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	(1)	(1)	(1)
Total other comprehensive income (loss)	(11)	—	(6)	(17)
Total comprehensive income (loss)	162	140	59	(142)
Comprehensive (income) loss attributable to noncontrolling interests	(4)	1	(4)	1
Comprehensive income (loss) attributable to Hertz Global	$158	$141	$55	$(141)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2017	—	84	$1	$2,243	$(506)	$(118)	2	$(100)	$1,520	$—	$1,520
Change in accounting principle	—	—	—	—	(189)	—	—	—	(189)	—	(189)
January 1, 2018 (as adjusted)	—	84	1	2,243	(695)	(118)	2	(100)	1,331	—	1,331
Net income (loss)	—	—	—	—	(202)	—	—	—	(202)	—	(202)
Other comprehensive income (loss)	—	—	—	—	—	(3)	—	—	(3)	—	(3)
Net settlement on vesting of restricted stock	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	—	10	—	—	—	—	10	—	10
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	5	5
March 31, 2018	—	84	1	2,250	(897)	(121)	2	(100)	1,133	5	1,138
Net income (loss)	—	—	—	—	(63)	—	—	—	(63)	—	(63)
Other comprehensive income (loss)	—	—	—	—	—	(14)	—	—	(14)	—	(14)
Stock-based compensation charges	—	—	—	3	—	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	5	5
June 30, 2018	—	84	1	2,253	(960)	(135)	2	(100)	1,059	10	1,069
Net income (loss)	—	—	—	—	141	—	—	—	141	(1)	140
Stock-based compensation charges	—	—	—	3	—	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	15	15
September 30, 2018	—	84	$1	$2,256	$(819)	$(135)	2	$(100)	$1,203	$24	$1,227

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit(a)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests(a)	Total Stockholders' Equity
Balance as of:
December 31, 2018	—	84	$1	$2,261	$(909)	$(192)	2	$(100)	$1,061	$59	$1,120
Net income (loss)	—	—	—	—	(147)	—	—	—	(147)	(1)	(148)
Other comprehensive income (loss)	—	—	—	—	—	7	—	—	7	—	7
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	3	—	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	25	25
March 31, 2019	—	84	1	2,262	(1,056)	(185)	2	(100)	922	83	1,005
Net income (loss)	—	—	—	—	39	—	—	—	39	2	41
Other comprehensive income (loss)	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	5	—	—	—	—	5	—	5
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	21	21
June 30, 2019	—	84	1	2,267	(1,017)	(187)	2	(100)	964	106	1,070
Net income (loss)	—	—	—	—	169	—	—	—	169	4	173
Other comprehensive income (loss)	—	—	—	—	—	(11)	—	—	(11)	—	(11)
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	6	—	—	—	—	6	—	6
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	5	5
Rights Offering, net	—	58	—	748	—	—	—	—	748	—	748
September 30, 2019	—	142	$1	$3,019	$(848)	$(198)	2	$(100)	$1,874	$115	$1,989

(a)
Net income (loss) and Net income (loss) attributable to noncontrolling interests are computed independently each quarter. As a result, the amounts presented herein may be rounded to agree to amounts in the unaudited condensed consolidated balance sheet.

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$65	$(125)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	2,056	1,952
Depreciation and amortization, non-vehicle	151	166
Amortization of deferred financing costs and debt discount (premium)	40	36
Loss on extinguishment of debt	4	22
Stock-based compensation charges	14	10
Provision for receivables allowance	35	29
Deferred income taxes, net	58	(39)
(Gain) loss on marketable securities	(26)	(21)
Other	(23)	1
Changes in assets and liabilities:
Non-vehicle receivables	(132)	(217)
Prepaid expenses and other assets	(44)	(58)
Operating lease right-of-use assets	305	—
Non-vehicle accounts payable	72	119
Accrued liabilities	(40)	106
Accrued taxes, net	25	21
Operating lease liabilities	(323)	—
Public liability and property damage	(4)	15
Net cash provided by (used in) operating activities	2,233	2,017
Cash flows from investing activities:
Revenue earning vehicles expenditures	(11,536)	(10,076)
Proceeds from disposal of revenue earning vehicles	6,193	5,378
Non-vehicle capital asset expenditures	(170)	(119)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	21	47
Purchases of marketable securities	—	(60)
Sales of marketable securities	—	36
Other	—	(5)
Net cash provided by (used in) investing activities	(5,492)	(4,799)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	11,039	11,871
Repayments of vehicle debt	(8,538)	(9,525)
Proceeds from issuance of non-vehicle debt	1,726	387
Repayments of non-vehicle debt	(2,437)	(398)
Payment of financing costs	(33)	(30)
Early redemption premium payment	—	(19)
Contributions from noncontrolling interests	49	25
Proceeds from Rights Offering, net	748	—
Other	(3)	(3)
Net cash provided by (used in) financing activities	2,551	2,308
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(7)	(4)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(715)	(478)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,410	1,504
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$695	$1,026

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$331	$268
Non-vehicle	182	171
Income taxes, net of refunds	12	15
Operating lease liabilities	425	—
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$43	$101
Sales of revenue earning vehicles included in vehicle receivables	712	658
Purchases of non-vehicle capital assets included in accounts payable	48	43
Operating lease right-of-use assets obtained in exchange for lease liabilities	401	—

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$465	$1,127
Restricted cash and cash equivalents:
Vehicle	196	257
Non-vehicle	34	26
Total restricted cash and cash equivalents	230	283
Total cash, cash equivalents, restricted cash and restricted cash equivalents	695	1,410
Receivables:
Vehicle	875	625
Non-vehicle, net of allowance of $31 and $27, respectively	1,091	962
Total receivables, net	1,966	1,587
Prepaid expenses and other assets	830	902
Revenue earning vehicles:
Vehicles	18,584	15,703
Less: accumulated depreciation	(3,298)	(3,284)
Total revenue earning vehicles, net	15,286	12,419
Property and equipment, net	758	778
Operating lease right-of-use assets	1,679	—
Intangible assets, net	3,245	3,203
Goodwill	1,082	1,083
Total assets(a)	$25,541	$21,382
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$206	$284
Non-vehicle	664	704
Total accounts payable	870	988
Accrued liabilities	1,246	1,304
Accrued taxes, net	159	136
Debt:
Vehicle	14,314	11,902
Non-vehicle	3,727	4,422
Total debt	18,041	16,324
Operating lease liabilities	1,664	—
Public liability and property damage	418	418
Deferred income taxes, net	1,156	1,094
Total liabilities(a)	23,554	20,264
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,951	3,187
Due from affiliate	(62)	(52)
Accumulated deficit	(1,819)	(1,884)
Accumulated other comprehensive income (loss)	(198)	(192)
Stockholder's equity attributable to Hertz	1,872	1,059
Noncontrolling interests	115	59
Total stockholder's equity	1,987	1,118
Total liabilities and stockholder's equity	$25,541	$21,382

(a)
The Hertz Corporation's consolidated total assets as of September 30, 2019 and December 31, 2018 include total assets of variable interest entities (“VIEs”) of $1.5 billion and $1.0 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of September 30, 2019 and December 31, 2018 include total liabilities of VIEs of $1.4 billion and $947 million, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Special Purpose Entities" in Note 3, "Debt," and "767 Auto Leasing LLC" in Note 9, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Worldwide vehicle rental	$2,664	$2,584	$6,961	$6,694
All other operations	172	174	493	515
Total revenues	2,836	2,758	7,454	7,209
Expenses:
Direct vehicle and operating	1,492	1,459	4,147	4,043
Depreciation of revenue earning vehicles and lease charges	667	672	1,892	2,020
Selling, general and administrative	232	265	723	765
Interest expense, net:
Vehicle	134	115	372	336
Non-vehicle	68	71	209	213
Total interest expense, net	202	186	581	549
Other (income) expense, net	(6)	(7)	(37)	(36)
Total expenses	2,587	2,575	7,306	7,341
Income (loss) before income taxes	249	183	148	(132)
Income tax (provision) benefit	(75)	(42)	(79)	10
Net income (loss)	174	141	69	(122)
Net (income) loss attributable to noncontrolling interests	(4)	1	(4)	1
Net income (loss) attributable to Hertz	$170	$142	$65	$(121)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$174	$141	$69	$(122)
Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	1	(11)	(18)
Reclassification of foreign currency items to other (income) expense, net	—	(1)	—	(1)
Net gain (loss) on defined benefit pension plans	1	(1)	1	1
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial (gains) losses on defined benefit pension plans	2	2	5	2
Total other comprehensive income (loss) before income taxes	(10)	1	(5)	(16)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	(1)	(1)	(1)
Total other comprehensive income (loss)	(11)	—	(6)	(17)
Total comprehensive income (loss)	163	141	63	(139)
Comprehensive (income) loss attributable to noncontrolling interests	(4)	1	(4)	1
Comprehensive income (loss) attributable to Hertz	$159	$142	$59	$(138)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit(a)	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity
Balance as of:
December 31, 2017	100	$—	$3,166	$(42)	$(1,486)	$(118)	$1,520	$—	$1,520
Change in accounting principle	—	—	—	—	(189)	—	(189)	—	(189)
January 1, 2018 (as adjusted)	100	—	3,166	(42)	(1,675)	(118)	1,331	—	1,331
Net income (loss)	—	—	—	—	(201)	—	(201)	—	(201)
Due from Hertz Holdings	—	—	—	(4)	—	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	(3)	(3)	—	(3)
Stock-based compensation charges	—	—	10	—	—	—	10	—	10
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
March 31, 2018	100	—	3,176	(46)	(1,876)	(121)	1,133	5	1,138
Net income (loss)	—	—	—	—	(62)	—	(62)	—	(62)
Due from Hertz Holdings	—	—	—	(2)	—	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(14)	(14)	—	(14)
Stock-based compensation charges	—	—	3	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
June 30, 2018	100	—	3,179	(48)	(1,938)	(135)	1,058	10	1,068
Net income (loss)	—	—	—	—	142	—	142	(1)	141
Due from Hertz Holdings	—	—	—	(1)	—	—	(1)	—	(1)
Stock-based compensation charges	—	—	3	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15	15
September 30, 2018	100	$—	$3,182	$(49)	$(1,796)	$(135)	$1,202	$24	$1,226
THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit(a)	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests(a)	Total Stockholder's Equity
Balance as of:
December 31, 2018	100	$—	$3,187	$(52)	$(1,884)	$(192)	$1,059	$59	$1,118
Net income (loss)	—	—	—	—	(145)	—	(145)	(1)	(146)
Due from Hertz Holdings	—	—	—	(4)	—	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	7	7	—	7
Stock-based compensation charges	—	—	3	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25	25
March 31, 2019	100	—	3,190	(56)	(2,029)	(185)	920	83	1,003
Net income (loss)	—	—	—	—	39	—	39	2	41
Due from Hertz Holdings	—	—	—	(2)	—	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(2)	(2)	—	(2)
Stock-based compensation charges	—	—	5	—	—	—	5	—	5
Contributions from noncontrolling interests	—	—	—	—	—	—	—	21	21
June 30, 2019	100	—	3,195	(58)	(1,990)	(187)	960	106	1,066
Net income (loss)	—	—	—	—	171	—	171	4	175
Due from Hertz Holdings	—	—	—	(4)	—	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	(11)	(11)	—	(11)
Stock-based compensation charges	—	—	6	—	—	—	6	—	6
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
Contributions from Hertz Holdings	—	—	750	—	—	—	750	—	750
September 30, 2019	100	$—	$3,951	$(62)	$(1,819)	$(198)	$1,872	$115	$1,987

(a)
Net income (loss) and Net income (loss) attributable to noncontrolling interests are computed independently each quarter. As a result, the amounts presented herein may be rounded to agree to amounts in the unaudited condensed consolidated balance sheet.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$69	$(122)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	2,056	1,952
Depreciation and amortization, non-vehicle	151	166
Amortization of deferred financing costs and debt discount (premium)	40	36
Loss on extinguishment of debt	4	22
Stock-based compensation charges	14	10
Provision for receivables allowance	35	29
Deferred income taxes, net	59	(38)
(Gain) loss on marketable securities	(26)	(21)
Other	(23)	1
Changes in assets and liabilities:
Non-vehicle receivables	(132)	(217)
Prepaid expenses and other assets	(44)	(58)
Operating lease right-of-use assets	305	—
Non-vehicle accounts payable	72	119
Accrued liabilities	(40)	106
Accrued taxes, net	25	21
Operating lease liabilities	(323)	—
Public liability and property damage	(4)	15
Net cash provided by (used in) operating activities	2,238	2,021
Cash flows from investing activities:
Revenue earning vehicles expenditures	(11,536)	(10,076)
Proceeds from disposal of revenue earning vehicles	6,193	5,378
Non-vehicle capital asset expenditures	(170)	(119)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	21	47
Purchases of marketable securities	—	(60)
Sales of marketable securities	—	36
Other	—	(5)
Net cash provided by (used in) investing activities	(5,492)	(4,799)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	11,039	11,871
Repayments of vehicle debt	(8,538)	(9,525)
Proceeds from issuance of non-vehicle debt	1,726	387
Repayments of non-vehicle debt	(2,437)	(398)
Payment of financing costs	(33)	(30)
Early redemption premium payment	—	(19)
Advances to Hertz Holdings	(10)	(7)
Contributions from noncontrolling interests	49	25
Contributions from Hertz Holdings	750	—
Net cash provided by (used in) financing activities	2,546	2,304
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(7)	(4)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(715)	(478)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,410	1,504
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$695	$1,026

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$331	$268
Non-vehicle	182	171
Income taxes, net of refunds	12	15
Operating lease liabilities	425	—
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$43	$101
Sales of revenue earning vehicles included in vehicle receivables	712	658
Purchases of non-vehicle capital assets included in accounts payable	48	43
Operating lease right-of-use assets obtained in exchange for lease liabilities	401	—

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2019 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

The December 31, 2018 unaudited condensed consolidated balance sheet data is derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the Company's Form 10‑K for the year ended December 31, 2018 (the "2018 Form 10‑K"), as filed with the Securities and Exchange Commission ("SEC") on February 25, 2019.

Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The unaudited condensed consolidated financial statements of Hertz Global include the accounts of Hertz Global, its wholly owned and majority owned U.S. and international subsidiaries and its VIEs, as applicable. The unaudited condensed consolidated financial statements of Hertz include the accounts of Hertz, its wholly owned and majority owned U.S. and international subsidiaries and its VIEs, as applicable. The Company consolidates a VIE when it is deemed the primary beneficiary of the VIE. The Company accounts for its investment in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary of the joint venture. All significant intercompany transactions have been eliminated in consolidation.

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

Not Yet Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance that sets forth a current expected credit loss impairment model for financial assets, which replaces the current incurred loss model, and in 2018 and 2019 issued amendments and updates to the new standard. This model requires a financial asset (or group of financial assets), including trade receivables, measured at amortized cost to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. This guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods using a modified retrospective transition method. The adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Changes to Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued guidance that modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to remove disclosures no longer considered cost beneficial, add disclosures identified as relevant and clarify certain disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2020 using a retrospective transition method. The Company plans to adopt this guidance early, as permitted, in its 2019 Form 10-K. The adoption of this guidance is not expected to impact the Company's financial position, results of operations or cash flows.

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

The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods using a retrospective or prospective transition method. Early adoption is permitted, including adoption in any interim period. The Company intends to adopt this guidance when effective, on January 1, 2020, using a prospective transition method. The adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 3—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions):

Facility	Weighted-Average Interest Rate as of September 30, 2019	Fixed or Floating Interest Rate	Maturity	September 30, 2019	December 31, 2018
Non-Vehicle Debt
Senior Term Loan	4.80%	Floating	6/2023	$663	$674
Senior RCF	N/A	Floating	6/2021	—	—
Senior Notes(1)	6.16%	Fixed	10/2022-8/2026	1,800	2,500
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	1,250	1,250
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	5.55%	Fixed	Various	18	4
Unamortized Debt Issuance Costs and Net (Discount) Premium				(31)	(33)
Total Non-Vehicle Debt				3,727	4,422
Vehicle Debt
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	3.33%	Floating	3/2021	3,904	2,940
HVF II Series 2019-A(2)	N/A	Floating	10/2019	—	—
				3,904	2,940
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-3(2)	3.10%	Fixed	9/2020	371	371
HVF II Series 2016-1(2)	N/A	N/A	N/A	—	466
HVF II Series 2016-2(2)	3.41%	Fixed	3/2021	595	595
HVF II Series 2016-3(2)	N/A	N/A	N/A	—	424
HVF II Series 2016-4(2)	3.09%	Fixed	7/2021	424	424
HVF II Series 2017-1(2)	3.38%	Fixed	10/2020	450	450
HVF II Series 2017-2(2)	3.57%	Fixed	10/2022	350	350
HVF II Series 2018-1(2)	3.41%	Fixed	2/2023	1,000	1,000
HVF II Series 2018-2(2)	3.80%	Fixed	6/2021	200	200
HVF II Series 2018-3(2)	4.15%	Fixed	7/2023	200	200
HVF II Series 2019-1(2)	3.85%	Fixed	3/2022	700	—
HVF II Series 2019-2(2)	3.51%	Fixed	5/2024	750	—
				5,820	5,260
Donlen ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	3.08%	Floating	3/2021	196	320
				196	320

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of September 30, 2019	Fixed or Floating Interest Rate	Maturity	September 30, 2019	December 31, 2018
HFLF Medium Term Notes
HFLF Series 2015-1(3)	N/A	N/A	N/A	—	33
HFLF Series 2016-1(3)	4.26%	Both	10/2019-1/2020	66	171
HFLF Series 2017-1(3)	2.76%	Both	10/2019-4/2021	267	397
HFLF Series 2018-1(3)	3.13%	Both	10/2019-8/2022	505	550
HFLF Series 2019-1(3)	2.75%	Both	2/2020-11/2022	650	—
				1,488	1,151
Vehicle Debt - Other
U.S. Vehicle RCF	4.56%	Floating	6/2021	146	146
European Vehicle Notes(4)	5.07%	Fixed	10/2021-3/2023	792	829
European ABS(2)	1.75%	Floating	10/2020	1,092	600
Canadian Securitization(2)	3.13%	Floating	10/2019-3/2021	332	220
Australian Securitization(2)	2.67%	Floating	6/2021	156	155
New Zealand RCF	3.90%	Floating	6/2021	38	40
U.K. Financing Facility	3.07%	Floating	10/2019-6/2022	363	242
Other Vehicle Debt	3.91%	Floating	10/2019-4/2023	31	42
				2,950	2,274
Unamortized Debt Issuance Costs and Net (Discount) Premium				(44)	(43)
Total Vehicle Debt				14,314	11,902
Total Debt				$18,041	$16,324

N/A - Not applicable

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	September 30, 2019	December 31, 2018
5.875% Senior Notes due October 2020	$—	$700
7.375% Senior Notes due January 2021	—	500
6.250% Senior Notes due October 2022	500	500
5.500% Senior Notes due October 2024	800	800
7.125% Senior Notes due August 2026	500	—
	$1,800	$2,500

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

(3)
In the case of the Hertz Fleet Lease Funding LP ("HFLF") Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. The initial maturity date referenced for each series of HFLF Medium Term Notes represents the end of the revolving period for such series, at which time the related notes begin to amortize monthly by an amount equal to the lease collections payable to that series. To the extent the revolving period already has ended, the initial maturity date reflected is October 2019. The second maturity date referenced for each series of HFLF Medium Term Notes represents the date by which Hertz and the investors in the related series expect such series of notes to be repaid in full, which is based upon various assumptions made at the time of pricing of such notes, including the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases. Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date.” The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight-line amortization of the related notes from the initial maturity date through the expected final maturity date.

(4)
References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly owned subsidiary of Hertz organized under the laws of the Netherlands (“HHN BV”), unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.09 to 1 and 1.14 to 1 as of September 30, 2019 and December 31, 2018, respectively) set forth in the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicle Notes	September 30, 2019	December 31, 2018
4.125% Senior Notes due October 2021	$246	$257
5.500% Senior Notes due March 2023	546	572
	$792	$829

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

As of September 30, 2019, approximately $2.1 billion of vehicle debt and $20 million of non-vehicle debt is due to mature between October 1, 2019 and September 30, 2020. The Company has reviewed its debt facilities and determined that it is probable that the Company will be able, and has the intent, to refinance these facilities at such times as the Company determines appropriate prior to their respective maturities.

Non-Vehicle Debt

Senior Notes

In August 2019, Hertz issued $500 million in aggregate principal amount of 7.125% Senior Notes due August 2026 (the "2026 Notes").

In August 2019, Hertz utilized proceeds from the issuance of the 2026 Notes, together with net proceeds from the Rights Offering, as described in Note 6, "Earnings (Loss) Per Share - Hertz Global," to redeem all $700 million of the outstanding 5.875% Senior Notes due 2020 (the “2020 Notes”) and all $500 million of the outstanding 7.375% Senior Notes due 2021 (the "2021 Notes").

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

HVF II Series 2019-2 Notes: In May 2019, HVF II issued the Series 2019-2 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D in an aggregate principal amount of $799 million. An affiliate of HVF II purchased the Class D Notes of such series at the time of issuance, and as a result, approximately $49 million of the aggregate principal amount is eliminated in consolidation. There is subordination within the HVF II Series 2019-2 Notes based on class.

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

Australian Securitization

In September 2019, HA Fleet Pty Limited, an indirect, wholly-owned subsidiary of Hertz, amended its facility agreement to increase the aggregate maximum borrowings from AUD$250 million to AUD$270 million and extended the maturity from March 2020 to June 2021.

New Zealand RCF

In September 2019, Hertz New Zealand Holdings Limited, an indirect, wholly-owned subsidiary of Hertz, amended its credit agreement to increase the aggregate maximum borrowings from NZD$60 million to NZD$75 million and extended the maturity from March 2020 to June 2021.

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

The following facilities were available to the Company as of September 30, 2019 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$395	$395
Letter of Credit Facility	5	5
Total Non-Vehicle Debt	400	400
Vehicle Debt
U.S. Vehicle RCF	—	—
HVF II U.S. Vehicle Variable Funding Notes	701	18
HFLF Variable Funding Notes	304	—
European ABS	—	—
Canadian Securitization	—	—
Australian Securitization	26	—
U.K. Financing Facility	7	—
New Zealand RCF	9	1
Total Vehicle Debt	1,047	19
Total	$1,447	$419

Letters of Credit

As of September 30, 2019, there were outstanding standby letters of credit totaling $774 million. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount, $467 million was issued under the Senior RCF and $300 million was issued under the Letter of Credit Facility. As of September 30, 2019, none of the issued letters of credit have been drawn upon.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The Company has a 25% ownership interest in International Fleet Financing II ("IFF No. 2"), whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary, therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the Company's unaudited condensed consolidated financial statements. As of September 30, 2019 and December 31, 2018, IFF No. 2 had total assets of $1.4 billion and $946 million, respectively, primarily comprised of loans receivable, and total liabilities of $1.4 billion and $946 million, respectively, primarily comprised of debt.

Covenant Compliance

The financial covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing the Senior RCF and the Letter of Credit Facility, as of the last day of any fiscal quarter may not exceed a ratio of 3.00 to 1.00 (the "Covenant Leverage Ratio"). As of September 30, 2019, Hertz was in compliance with the Covenant Leverage Ratio.

Note 4—Leases

As disclosed in the Leases section of Note 2, “Basis of Presentation and Recently Issued Accounting Pronouncements” ("Note 2"), the Company adopted Topic 842 in accordance with the effective date on January 1, 2019. Note 2 includes disclosures regarding the Company’s method of adoption and the impact upon adoption to its financial position, results of operations and cash flows.

The Company enters into certain agreements as a lessor under which it rents vehicles and leases fleets to customers. The Company enters into certain agreements as a lessee to rent real estate, vehicles and other equipment and to conduct its vehicle rental operations under concession agreements. If any of the following criteria are met, the Company classifies the lease as a financing lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):

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

Lessor

The Company's operating leases for vehicle rentals have rental periods that are typically short term (e.g., daily or weekly) and can generally be extended for up to one month or terminated at the customer's discretion. Rental charges are computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. In connection with the vehicle rental, the Company offers supplemental equipment rentals (e.g., child seats and ski racks) and issues loyalty points to customers enrolled in its Hertz Gold Plus Rewards program, which are deemed lease components. The Company also offers value-added services in connection with the vehicle rental, which are deemed non-lease components, such as loss or collision damage waiver, theft protection, liability and personal accident/effects insurance

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

coverage, premium emergency roadside service and satellite radio. Additionally, the Company charges for variable services primarily consisting of tolls and refueling charges incurred during the rental period, and for fees associated with the early or late termination of the vehicle lease. The Company mitigates residual value risk of its revenue earning vehicles by utilizing manufacturer repurchase and guaranteed depreciation programs, using sophisticated vehicle diagnostic and repair equipment to maintain the condition of its vehicles, and through periodic reviews of vehicle depreciation rates based on management's ongoing assessment of present and estimated future market conditions.

The Company's operating leases for fleets have lease periods that are typically for twelve months, after which the lease converts to a month-to-month lease, allowing the vehicle to be surrendered any time thereafter. The Company's fleet leases contain a terminal rental adjustment clause ("TRAC") where, upon sale of the vehicle following the termination of the lease, a TRAC adjustment may result through which the lessee is credited or charged with the gain or loss on the vehicle's disposal. Such TRAC adjustments are considered variable charges.

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019:

(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease income from vehicle rentals	$2,516	$6,555
Operating lease income from fleet leasing	174	499
Variable operating lease income	46	124
Revenue accounted for under Topic 842	2,736	7,178
Revenue accounted for under Topic 606	100	276
Total revenues	$2,836	$7,454

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

The Company recognizes a ROU asset and lease liability in its accompanying condensed consolidated balance sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the Company's ROU asset and lease liability when it is reasonably certain that such options will be exercised. The Company does not

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

recognize ROU assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less) and recognizes lease expense on a straight-line basis over the lease term, as applicable.

To determine the present value of its lease payments, the Company utilizes the interest rate implicit in the lease agreement. If the implicit interest rate was not provided in the lease agreement, the Company utilizes the Company's collateralized incremental borrowing rate as of the date of adoption, January 1, 2019, or the commencement date of the lease, whichever is later.

The following table summarizes the amount of lease costs incurred by the Company:

(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Minimum fixed lease costs(1):
Short-term lease costs	$35	$97	N/A
Operating lease costs	136	405	N/A
Total	$171	$502	$577
Variable lease costs	110	256	438
Total lease costs	$281	$758	$1,015
(1) Topic 842, which was adopted on January 1, 2019, requires the Company to disclose the short-term portion of minimum fixed lease costs. For the year ended December 31, 2018, under the then existing guidance in Topic 840, the Company was only required to disclose minimum fixed costs in total.

The following summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases as a lessee:

September 30, 2019
Weighted-average remaining lease term (in years)	9.4
Weighted-average discount rate	10.6%

The following table summarizes the Company's minimum fixed lease obligations under existing agreements as a lessee, excluding variable concession obligations and short-term leases, as of September 30, 2019:

(In millions)
October 1, 2019 - September 30, 2020	$473
October 1, 2020 - September 30, 2021	405
October 1, 2021 - September 30, 2022	324
October 1, 2022 - September 30, 2023	247
October 1, 2023 - September 30, 2024	191
After September 30, 2024	1,072
Total lease payments	2,712
Interest	(1,048)
Operating lease liabilities at September 30, 2019	$1,664

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 5—Income Tax (Provision) Benefit

Hertz Global

The effective tax rate for the three months ended September 30, 2019 and 2018 is 30% and 23%, respectively. The effective tax rate for the nine months ended September 30, 2019 and 2018 is 54% and 9%, respectively.

The Company recorded a tax provision of $74 million and $78 million for the three and nine months ended September 30, 2019, respectively, compared to a tax provision of $41 million and a tax benefit of $12 million for the three and nine months ended September 30, 2018, respectively. The effective income tax rate and related tax provision are higher for the three and nine months ended September 30, 2019 driven by overall improvement in results from operations, primarily due to lower losses in the U.S., and the composition of earnings by jurisdiction.

Hertz

The effective tax rate for the three months ended September 30, 2019 and 2018 is 30% and 23%, respectively. The effective tax rate for the nine months ended September 30, 2019 and 2018 is 53% and 8%, respectively.

The Company recorded a tax provision of $75 million and $79 million for the three and nine months ended September 30, 2019, respectively, compared to a tax provision of $42 million and a tax benefit of $10 million for the three and nine months ended September 30, 2018, respectively. The effective income tax rate and related tax provision are higher for the three and nine months ended September 30, 2019 driven by overall improvement in results from operations, primarily due to lower losses in the U.S., and the composition of earnings by jurisdiction.

Note 6—Earnings (Loss) Per Share - Hertz Global

Basic earnings (loss) per share has been computed based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per share has been computed based upon the weighted-average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive.

Rights Offering

In June 2019, Hertz Global filed a prospectus supplement to its Registration Statement on Form S-3 declared effective by the SEC on June 12, 2019 for a rights offering to raise gross proceeds of approximately $750 million and providing for the issuance of up to an aggregate of 57,915,055 new shares of Hertz Global common stock (the "Rights Offering"). Under the terms of the Rights Offering, each stockholder of Hertz Global was eligible to receive one transferable subscription right (a "Right") for each share of common stock held as of 5:00 p.m., Eastern Time, on June 24, 2019 (the "Record Date"). Each Right entitled the holder to purchase 0.688285 shares of common stock (the "Basic Subscription Right") at a price of $12.95 per whole share of common stock (the "Subscription Price"). The Rights Offering also entitled rights holders who fully exercised their Basic Subscription Rights to subscribe for additional shares of Hertz Global's common stock that remain unsubscribed as a result of any unexercised Basic Subscription Rights (the “Over-Subscription Right”). The Rights Offering expired at 5:00 p.m., Eastern Time, on July 12, 2019.

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

Basic weighted-average shares outstanding and weighted-average shares used to calculate diluted earnings (loss) per share for the three and nine months ended September 30, 2018 have been adjusted retrospectively to give effect to the Rights Offering.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Hertz Global	$169	$141	$61	$(124)
Denominator:
Basic weighted-average shares outstanding (excluding the impact of the Rights Offering)	84	84	84	83
Rights Offering adjustment(a)	2	12	9	12
New shares issued under the Rights Offering(b)	47	—	16	—
Basic weighted-average shares outstanding	133	96	109	95
Dilutive stock options, RSUs and PSUs	1	—	—	—
Diluted weighted-average shares outstanding	134	96	109	95
Antidilutive stock options, RSUs, PSUs and PSAs	1	1	1	1
Earnings (loss) per share:
Basic earnings (loss) per share	$1.26	$1.47	$0.56	$(1.30)
Diluted earnings (loss) per share	$1.26	$1.47	$0.56	$(1.30)

(a) Reflects the impact of the Rights Offering subscription period.
(b) Reflects the weighted-average impact of the issuance of 57.9 million shares from the Rights Offering on July 18, 2019.

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

Cash Equivalents, Restricted Cash Equivalents and Investments

The Company’s cash equivalents and restricted cash equivalents primarily consist of investments in money market funds and time deposits. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets (i.e., Level 1 inputs).

Investments in equity securities that are measured at fair value on a recurring basis consist of marketable securities.

The following table summarizes the ending balances of the Company's cash equivalents, restricted cash equivalents and investments:

	September 30, 2019				December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds and time deposits	$209	$—	$—	$209	$701	$—	$—	$701
Marketable securities	70	—	—	70	44	—	—	44

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (i.e., Level 2 inputs).

	As of September 30, 2019		As of December 31, 2018
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt	$3,758	$3,829	$4,455	$4,011
Vehicle Debt	14,358	14,496	11,945	11,891
Total	$18,116	$18,325	$16,400	$15,902

Note 8—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on a non-discounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of September 30, 2019 and December 31, 2018, the Company's liability recorded for public liability and property damage matters is $418 million and $418 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions, and that the Company may prudently rely on this information to determine the estimated liability. The liability is subject to significant uncertainties. The adequacy of the liability reserve is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees and former employees and governmental investigations. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party during the nine months ended September 30, 2019 or the period after September 30, 2019, but before the filing of this Quarterly Report on Form 10‑Q.

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

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings (as defined in the Company's 2018 Form 10-K) and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in certain of its public

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

disclosures in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. The complaint, as amended, was dismissed with prejudice on April 27, 2017 and on September 20, 2018, the Third Circuit affirmed the dismissal of the complaint with prejudice. On February 5, 2019, the plaintiffs filed a motion asking the federal district court to exercise its discretion and allow the plaintiffs to reinstate their claims to include additional allegations from the administrative order agreed to by the SEC and the Company in December 2018, which was supplemented by reference to the Company’s subsequently filed litigation against former executives (discussed below). On September 30, 2019, the federal district court of New Jersey denied the plaintiffs’ motion for relief from the April 27, 2017 judgment and motion to allow the filing of a proposed fifth amended complaint. On October 30, 2019, the plaintiffs filed a motion to appeal the order issued on September 30, 2019 by the federal district court of New Jersey.

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

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in federal court in New Jersey against Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court in Florida against Scott Sider on March 28, 2019, all of whom were former executive officers of Old Hertz Holdings. The complaints predominantly allege breach of contract and seek repayment of incentive-based compensation received by the defendants in connection with restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The Company is also seeking recovery for the costs of the SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. The parties are currently involved in motion practice in New Jersey and discovery has commenced in Florida. In October 2019, the Company entered into a confidential Settlement Agreement with Elyse Douglas. Pursuant to the agreements governing the separation of Herc Holdings from Hertz Global that occurred on June 30, 2016, Herc Holdings is entitled to 15% of the net proceeds of any repayment or recovery.

Indemnification Obligations

In the ordinary course of business, the Company has executed contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships and financial matters. Specifically, the Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

which the Company may be held responsible could be substantial. In addition, Hertz entered into customary indemnification agreements with Hertz Holdings and certain of the Company's stockholders and their affiliates pursuant to which Hertz Holdings and Hertz will indemnify those entities and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of such entities and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. The Company has entered into customary indemnification agreements with each of its directors and certain of its officers. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third-party claim. In connection with the Spin-Off, the Company executed an agreement with Herc Holdings that contains mutual indemnification clauses and a customary indemnification provision with respect to liability arising out of or resulting from assumed legal matters. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and has accrued for expected losses that are probable and estimable.

Note 9—Related Party Transactions

Agreements with the Icahn Group

In the normal course of business, the Company purchases goods and services and leases property from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack (collectively, the "Icahn Group"). During the three months ended September 30, 2019 and 2018, the Company purchased approximately $15 million and $10 million, respectively, worth of goods and services from these related parties. During the nine months ended September 30, 2019 and 2018, the Company purchased approximately $39 million and $27 million, respectively, worth of goods and services from these related parties.

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

In June 2019, upon expiration of the 2018 Master Loan, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2020 (the "2019 Master Loan") where amounts outstanding under the 2018 Master Loan were transferred to the 2019 Master Loan. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of September 30, 2019 and December 31, 2018, there was $127 million and $117 million, respectively, outstanding under the 2019 Master Loan representing advances and any accrued but unpaid interest. Additionally, Hertz has a loan due to an affiliate in the amount of $65 million as of September 30, 2019 and December 31, 2018, which represents a tax-related liability to Hertz Holdings.

The net impact of the above amounts are included in stockholder's equity in the accompanying unaudited condensed consolidated balance sheets of Hertz.

767 Auto Leasing LLC

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with the Icahn Group, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Hertz leases the vehicles purchased by 767 under the 767 Lease Agreement or from third parties, under a mutually developed fleet plan and Hertz manages, services, repairs, sells and maintains those leased vehicles on behalf of 767. Hertz currently rents the leased vehicles to drivers of transportation network companies ("TNC"), including Lyft, Inc. drivers, from rental counters within locations leased or owned by affiliates of 767 ("Icahn Locations"), including locations operated under a master lease agreement with The Pep Boys - Manny, Joe & Jack. The 767 Lease Agreement

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

had an initial term, as extended, of approximately 22 months, and is subject to automatic six months renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six months renewal.

767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp. ("AEPC"), an entity affiliated with the Icahn Group. During the three and nine months ended September 30, 2019, AEPC contributed $5 million and $50 million, respectively to 767 along with certain services. During the three and nine months ended September 30, 2018, AEPC contributed $15 million and $25 million, respectively.

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

In October 2019, the 767 Lease Agreement was amended such that, among other changes, 767 vehicles will be available for rent from Hertz locations that are opened in replacement of closed Icahn Locations, and the 767 vehicles may be available for rent to traditional off-airport customers in addition to TNC drivers, when certain conditions apply.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following tables provide significant statement of operations and statement of financial position information by reportable segment for each of Hertz Global and Hertz, including Adjusted EBITDA, the measure used to determine segment profitability.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Revenues
U.S. Rental Car	$1,962	$1,852	$5,266	$4,905
International Rental Car	702	732	1,695	1,789
All Other Operations	172	174	493	515
Total Hertz Global and Hertz	$2,836	$2,758	$7,454	$7,209
Depreciation of revenue earning vehicles and lease charges
U.S. Rental Car	$420	$414	$1,217	$1,295
International Rental Car	126	128	329	342
All Other Operations	121	130	346	383
Total Hertz Global and Hertz	$667	$672	$1,892	$2,020
Adjusted EBITDA
U.S. Rental Car	$269	$208	$432	$179
International Rental Car	115	140	157	222
All Other Operations	24	19	70	59
Corporate	(16)	(16)	(64)	(76)
Total Hertz Global and Hertz	$392	$351	$595	$384

(In millions)	September 30, 2019	December 31, 2018
Total assets
U.S. Rental Car	$17,302	$13,983
International Rental Car	5,161	4,057
All Other Operations	2,080	1,843
Corporate	998	1,499
Total Hertz Global and Hertz	$25,541	$21,382

Reconciliations of Adjusted EBITDA by reportable segment to the Company's total amounts are summarized below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Adjusted EBITDA:
U.S. Rental Car	$269	$208	$432	$179
International Rental Car	115	140	157	222
All Other Operations	24	19	70	59
Total reportable segments	408	367	659	460
Corporate(1)	(16)	(16)	(64)	(76)
Total Hertz Global	392	351	595	384
Adjustments:
Non-vehicle depreciation and amortization	(51)	(52)	(151)	(166)
Non-vehicle debt interest, net of interest income	(70)	(73)	(214)	(218)
Vehicle debt-related charges(2)	(10)	(7)	(29)	(25)
Loss on extinguishment of vehicle debt(3)	—	—	—	(22)
Restructuring and restructuring related charges(4)	(1)	(12)	(11)	(26)
Information technology and finance transformation costs(5)	(17)	(24)	(77)	(75)
Other items(6)	4	(2)	30	11
Income (loss) before income taxes	$247	$181	$143	$(137)

Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Adjusted EBITDA:
U.S. Rental Car	$269	$208	$432	$179
International Rental Car	115	140	157	222
All Other Operations	24	19	70	59
Total reportable segments	408	367	659	460
Corporate(1)	(16)	(16)	(64)	(76)
Total Hertz	392	351	595	384
Adjustments:
Non-vehicle depreciation and amortization	(51)	(52)	(151)	(166)
Non-vehicle debt interest, net of interest income	(68)	(71)	(209)	(213)
Vehicle debt-related charges(2)	(10)	(7)	(29)	(25)
Loss on extinguishment of vehicle debt(3)	—	—	—	(22)
Restructuring and restructuring related charges(4)	(1)	(12)	(11)	(26)
Information technology and finance transformation costs(5)	(17)	(24)	(77)	(75)
Other items(6)	4	(2)	30	11
Income (loss) before income taxes	$249	$183	$148	$(132)

(1)	Represents other reconciling items primarily consisting of general corporate expenses, non-vehicle interest expense, as well as other business activities.

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

(4)
Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives. In 2018, also includes consulting costs, legal fees and other expenses related to the previously disclosed accounting review and investigation.

(5)
Represents costs associated with the Company’s information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes.

(6)
Represents miscellaneous items, including non-cash stock-based compensation charges, and amounts attributable to noncontrolling interests. In 2019, includes a $26 million gain on marketable securities, of which $6 million was recorded during the third quarter of 2019, and a $15 million gain on the sale of non-vehicle capital assets, of which $3 million was recorded in the third quarter of 2019. In 2018, includes a $21 million gain on marketable securities, of which $4 million was recorded in the third quarter of 2018, and a $6 million legal settlement received in the second quarter related to an oil spill in the Gulf of Mexico in 2010.

Note 11—Guarantor and Non-Guarantor Condensed Consolidating Financial Information - Hertz

The following tables present the Condensed Consolidating Balance Sheets as of September 30, 2019 and December 31, 2018, the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018 and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 of (a) The Hertz Corporation, ("Parent”); (b) the Parent's subsidiaries that guarantee the Senior Notes issued by the Parent ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Senior Notes issued by the Parent ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations") and (e) Hertz on a consolidated basis.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2019
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$172	$2	$291	$—	$465
Restricted cash and cash equivalents	91	7	132	—	230
Total cash, cash equivalents, restricted cash and restricted cash equivalents	263	9	423	—	695
Receivables, net of allowance	432	185	1,349	—	1,966
Due from affiliates	3,797	4,565	7,936	(16,298)	—
Prepaid expenses and other assets	6,157	31	255	(5,613)	830
Revenue earning vehicles, net	524	—	14,762	—	15,286
Property and equipment, net	601	63	94	—	758
Operating lease right-of-use assets	1,130	176	373	—	1,679
Investment in subsidiaries, net	6,691	1,629	—	(8,320)	—
Intangible assets, net	241	3,000	4	—	3,245
Goodwill	102	943	37	—	1,082
Total assets	$19,938	$10,601	$25,233	$(30,231)	$25,541
LIABILITIES AND STOCKHOLDER'S EQUITY
Due to affiliates	$11,675	$1,226	$3,397	$(16,298)	$—
Accounts payable	358	109	403	—	870
Accrued liabilities	765	51	430	—	1,246
Accrued taxes, net	98	18	3,642	(3,599)	159
Debt	3,873	—	14,168	—	18,041
Operating lease liabilities	1,114	174	376	—	1,664
Public liability and property damage	183	36	199	—	418
Deferred income taxes, net	—	1,818	1,352	(2,014)	1,156
Total liabilities	18,066	3,432	23,967	(21,911)	23,554
Stockholder's equity:
Total stockholder's equity attributable to Hertz	1,872	7,169	1,151	(8,320)	1,872
Noncontrolling interests	—	—	115	—	115
Total stockholder's equity	1,872	7,169	1,266	(8,320)	1,987
Total liabilities and stockholder's equity	$19,938	$10,601	$25,233	$(30,231)	$25,541

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2019
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,414	$441	$2,325	$(1,344)	$2,836
Expenses:
Direct vehicle and operating	799	271	422	—	1,492
Depreciation of revenue earning vehicles and lease charges	1,302	89	620	(1,344)	667
Selling, general and administrative	143	24	65	—	232
Interest (income) expense, net	111	(51)	142	—	202
Other (income) expense, net	(7)	—	1	—	(6)
Total expenses	2,348	333	1,250	(1,344)	2,587
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(934)	108	1,075	—	249
Income tax (provision) benefit	1,251	(85)	(1,241)	—	(75)
Equity in earnings (losses) of subsidiaries, net of tax	(147)	32	—	115	—
Net income (loss)	170	55	(166)	115	174
Net (income) loss attributable to noncontrolling interests	—	—	(4)	—	(4)
Net income (loss) attributable to Hertz	170	55	(170)	115	170
Total other comprehensive income (loss), net of tax	(11)	(1)	(12)	13	(11)
Comprehensive income (loss) attributable to Hertz	$159	$54	$(182)	$128	$159

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$1,349	$418	$2,272	$(1,281)	$2,758
Expenses:
Direct vehicle and operating	865	190	404	—	1,459
Depreciation of revenue earning vehicles and lease charges	1,200	91	662	(1,281)	672
Selling, general and administrative	176	24	65	—	265
Interest (income) expense, net	108	(42)	120	—	186
Other (income) expense, net	(6)	—	(1)	—	(7)
Total expenses	2,343	263	1,250	(1,281)	2,575
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(994)	155	1,022	—	183
Income tax (provision) benefit	270	(41)	(271)	—	(42)
Equity in earnings (losses) of subsidiaries, net of tax	866	32	—	(898)	—
Net income (loss)	142	146	751	(898)	141
Net (income) loss attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to Hertz	142	146	752	(898)	142
Total other comprehensive income (loss), net of tax	—	2	(1)	(1)	—
Comprehensive income (loss) attributable to Hertz	$142	$148	$751	$(899)	$142

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2019
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$3,859	$1,158	$6,856	$(4,419)	$7,454
Expenses:
Direct vehicle and operating	2,338	733	1,076	—	4,147
Depreciation of revenue earning vehicles and lease charges	4,281	251	1,779	(4,419)	1,892
Selling, general and administrative	449	89	185	—	723
Interest (income) expense, net	325	(145)	401	—	581
Other (income) expense, net	(37)	(1)	1	—	(37)
Total expenses	7,356	927	3,442	(4,419)	7,306
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(3,497)	231	3,414	—	148
Income tax (provision) benefit	1,357	(91)	(1,345)	—	(79)
Equity in earnings (losses) of subsidiaries, net of tax	2,205	89	—	(2,294)	—
Net income (loss)	65	229	2,069	(2,294)	69
Net (income) loss attributable to noncontrolling interests	—	—	(4)	—	(4)
Net income (loss) attributable to Hertz	65	229	2,065	(2,294)	65
Total other comprehensive income (loss), net of tax	(6)	3	(9)	6	(6)
Comprehensive income (loss) attributable to Hertz	$59	$232	$2,056	$(2,288)	$59

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$3,598	$1,105	$5,890	$(3,384)	$7,209
Expenses:
Direct vehicle and operating	2,455	544	1,044	—	4,043
Depreciation of revenue earning vehicles and lease charges	3,185	273	1,946	(3,384)	2,020
Selling, general and administrative	516	53	196	—	765
Interest (income) expense, net	311	(112)	350	—	549
Other (income) expense, net	(33)	—	(3)	—	(36)
Total expenses	6,434	758	3,533	(3,384)	7,341
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(2,836)	347	2,357	—	(132)
Income tax (provision) benefit	627	(76)	(541)	—	10
Equity in earnings (losses) of subsidiaries, net of tax	2,088	90	—	(2,178)	—
Net income (loss)	(121)	361	1,816	(2,178)	(122)
Net (income) loss attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to Hertz	(121)	361	1,817	(2,178)	(121)
Total other comprehensive income (loss), net of tax	(17)	(3)	(18)	21	(17)
Comprehensive income (loss) attributable to Hertz	$(138)	$358	$1,799	$(2,157)	$(138)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2019
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$858	$3	$4,401	$(3,024)	$2,238
Cash flows from investing activities:
Revenue earning vehicles expenditures	(423)	—	(11,113)	—	(11,536)
Proceeds from disposal of revenue earning vehicles	254	—	5,939	—	6,193
Capital asset expenditures, non-vehicle	(149)	(5)	(16)	—	(170)
Proceeds from property and other equipment disposed of or to be disposed of	19	—	2	—	21
Capital contributions to subsidiaries	(2,580)	—	—	2,580	—
Return of capital from subsidiaries	1,808	—	—	(1,808)	—
Proceeds from/repayments of intercompany loan	—	—	258	(258)	—
Net cash provided by (used in) investing activities	(1,071)	(5)	(4,930)	514	(5,492)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	737	—	10,302	—	11,039
Repayments of vehicle debt	(737)	—	(7,801)	—	(8,538)
Proceeds from issuance of non-vehicle debt	1,726	—	—	—	1,726
Repayments of non-vehicle debt	(2,437)	—	—	—	(2,437)
Payment of financing costs	(8)	—	(25)	—	(33)
Advances to Hertz Holdings	(10)	—	—	—	(10)
Contributions from noncontrolling interests	—	—	49	—	49
Contributions from Hertz Holdings	750	—	—	—	750
Capital contributions received from parent	—	—	2,580	(2,580)	—
Payment of dividends and return of capital	—	—	(4,832)	4,832	—
Proceeds from/repayments of intercompany loan	(258)	—	—	258	—
Net cash provided by (used in) financing activities	(237)	—	273	2,510	2,546
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	(7)	—	(7)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(450)	(2)	(263)	—	(715)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	713	11	686	—	1,410
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$263	$9	$423	$—	$695

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

Hertz Global Holdings, Inc. (together with its consolidated subsidiaries and variable interest entities, "Hertz Global") is a holding company and its principal, wholly owned subsidiary is The Hertz Corporation (together with its consolidated subsidiaries and variable interest entities, "Hertz"). Hertz Global consolidates Hertz for financial statement purposes, and Hertz comprises approximately the entire balance of Hertz Global's assets, liabilities and operating cash flows. In addition, Hertz's operating revenues and operating expenses comprise nearly 100% of Hertz Global's revenues and operating expenses. As such, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") that follows herein is for Hertz and also applies to Hertz Global in all material respects, unless noted. Differences between the operations and results of Hertz and Hertz Global are separately disclosed and explained. We sometimes use the words "we," "our," "us" and the "Company" in this MD&A for disclosures that relate to all of Hertz and Hertz Global.

This MD&A should be read in conjunction with the MD&A presented in our 2018 Form 10‑K and the unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Report on Form 10-Q for the quarterly period ended September 30, 2019 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

In this MD&A we refer to the following non-GAAP measure and key metrics:

•
Adjusted Corporate EBITDA - important non-GAAP measure to management because it allows management to assess the operational performance of our business, exclusive of certain items, and allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. Adjusted EBITDA, the segment measure of profitability, is calculated exclusive of certain items which are largely consistent with those used in the calculation of Adjusted Corporate EBITDA.

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

•
Vehicle Utilization - important key metric to management and investors because it is the measurement of the proportion of our vehicles that are being used to generate revenues relative to fleet capacity. Higher Vehicle Utilization means more vehicles are being utilized to generate revenues.

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

•	Depreciation expense and lease charges relating to revenue earning vehicles, including costs associated with the disposal of vehicles;

•	Selling, general and administrative expense ("SG&A"), which includes costs for information technology and finance transformation programs; and

•	Interest expense, net.

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

Revenue Earning Vehicles

Revenue earning vehicles used in our rental and leasing operations are recorded at cost, net of related discounts and incentives from manufacturers. Holding periods typically range from six to thirty-six months. Also included in revenue earning vehicles are vehicles placed on our retail lots for sale or actively in the process of being sold through other disposition channels.

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

We dispose of our non-program vehicles via auction, dealer-direct and our retail locations. Non-program vehicles disposed of through our retail locations allow us the opportunity for value-added revenue, such as warranty, financing and title fees. We periodically review and adjust the mix between program and non-program vehicles in our fleet based on contract negotiations and the economic environment pertaining to our industry in an effort to optimize the mix of vehicles. Additionally, the use of program vehicles reduces the volatility associated with residual value estimation.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2019 Operating Overview

The following provides an overview of our business and financial performance and key factors influencing our results:

•	U.S. RAC

◦	3Q 2019 versus 3Q 2018:

▪	Total revenues increased $109 million, or 6%

▪	Total RPD increased 1% and Total RPU decreased 1%

▪	Transaction Days increased 5%

▪	Depreciation of revenue earning vehicles and lease charges increased 1% to $420 million

▪	Depreciation Per Unit Per Month decreased 5% to $247

▪	Vehicle Utilization decreased to 79% from 81%

▪	DOE as a percentage of total revenues decreased to 56% from 58%

▪	SG&A as a percentage of total revenues decreased to 6% from 7%

◦	Nine months of 2019 versus nine months of 2018:

▪	Total revenues increased $361 million, or 7%

▪	Total RPD increased 2% and Total RPU increased 1%

▪	Transaction Days increased 5%

▪	Depreciation of revenue earning vehicles and lease charges decreased 6% to $1.2 billion

▪	Depreciation Per Unit Per Month decreased 11% to $250

▪	Vehicle Utilization decreased to 80% from 81%

▪	DOE as a percentage of total revenues decreased to 59% from 61%

▪	SG&A as a percentage of total revenues was flat at 7%

•International RAC

◦	3Q 2019 versus 3Q 2018:

▪	Total revenues decreased $30 million, or 4%, and were flat, excluding the impact of foreign currency exchange at average rates ("fx")

▪	Total RPD and Total RPU increased 1%

▪	Transaction Days decreased 2%

▪	Depreciation of revenue earning vehicles and lease charges decreased 2% to $126 million, and increased $3 million, or 2%, excluding fx

▪	Depreciation Per Unit Per Month increased 3% to $200

▪	Vehicle Utilization was comparable at 80%

▪	DOE as a percentage of total revenues increased to 55% from 52%

▪	SG&A as a percentage of total revenues was flat at 9%

◦	Nine months of 2019 versus Nine months of 2018:

▪	Total revenues decreased $95 million, or 5%, and was flat, excluding fx

▪	Total RPD, Total RPU and Transaction Days were flat

▪	Depreciation of revenue earning vehicles and lease charges decreased 4% to $329 million, and increased $6 million, or 2%, excluding fx

▪	Depreciation Per Unit Per Month increased 2% to $200

▪	Vehicle Utilization decreased to 77% from 78%

▪	DOE as a percentage of total revenues increased to 59% from 56%

▪	SG&A as a percentage of total revenues was flat at 10%

For more information on the above, see the discussion of our results on a consolidated basis and by segment that follows herein. In this MD&A, certain amounts in the tables are denoted as in millions. Amounts such as percentages are calculated from the underlying numbers in thousands, and as a result, may not agree to the amount when calculated from the tables in millions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Adoption of the New Lease Standard

Effective January 1, 2019, we adopted the new lease standard, Topic 842, which did not have a significant impact to our results of operations for the three and nine months ended September 30, 2019. See Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements" to the Notes to our unaudited condensed consolidated financial statements included in this Report for further information.

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

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions)	2019	2018		2019	2018
Total revenues	$2,836	$2,758	3%	$7,454	$7,209	3%
Direct vehicle and operating expenses	1,492	1,459	2	4,147	4,043	3
Depreciation of revenue earning vehicles and lease charges	667	672	(1)	1,892	2,020	(6)
Selling, general and administrative expenses	232	265	(12)	723	765	(6)
Interest expense, net:
Vehicle	134	115	16	372	336	11
Non-vehicle	68	71	(4)	209	213	(2)
Interest expense, net	202	186	8	581	549	6
Other (income) expense, net	(6)	(7)	(14)	(37)	(36)	3
Income (loss) before income taxes	249	183	36	148	(132)	NM
Income tax (provision) benefit	(75)	(42)	78	(79)	10	NM
Net income (loss)	174	141	23	69	(122)	NM
Net (income) loss attributable to noncontrolling interests	(4)	1	NM	(4)	1	NM
Net income (loss) attributable to Hertz	$170	$142	20	$65	$(121)	NM
Adjusted Corporate EBITDA(a)	$392	$351	12	$595	$384	55
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Total revenues increased $78 million in the third quarter of 2019 compared to 2018 primarily due to an increase of $109 million in our U.S. RAC segment, partially offset by a decrease of $30 million in our International RAC segment. U.S. RAC revenues increased due to higher volume and slightly higher pricing. Excluding the impact of fx, revenues for our International RAC segment were flat.

DOE increased $34 million in the third quarter of 2019 compared to 2018 primarily due to an increase of $30 million in our U.S. RAC segment primarily due to volume growth.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation of revenue earning vehicles and lease charges decreased $5 million in the third quarter of 2019 compared to 2018 due to a decrease of $9 million and $2 million in our All Other Operations and International RAC segments, respectively, partially offset by a $6 million increase in our U.S. RAC segment. The decrease in All Other Operations is due to the impact of a change in presentation for certain leased vehicles beginning in the first quarter of 2019. Excluding a $5 million fx impact, depreciation in our International RAC segment increased $3 million.

SG&A decreased $33 million in the third quarter of 2019 compared to 2018 primarily due to a decrease in personnel-related expenses in our corporate operations and the impact from fx in our International RAC segment.

Vehicle interest expense, net increased $19 million in the third quarter of 2019 compared to 2018 primarily due to an increase in debt levels resulting from higher average fleet.

Non-vehicle interest expense, net decreased $3 million in the third quarter of 2019 compared to 2018 primarily due to the redemption of the 2020 and 2021 Notes in the third quarter of 2019, partially offset by a $4 million loss on the extinguishment of the aforementioned debt and the issuance of the 2026 Notes.

We had other income of $6 million for the third quarter of 2019 compared to $7 million in the third quarter of 2018. Other income in 2019 and 2018 was primarily comprised of gains on marketable securities.

The effective tax rate in the third quarter of 2019 was 30% compared to 23% in the third quarter of 2018. We recorded a tax provision of $75 million in the third quarter of 2019 compared to $42 million in the third quarter of 2018. The effective income tax rate and related tax provision were higher in 2019 compared to 2018 driven by overall improvement in our results of operations, primarily due to lower losses in the U.S., and the composition of earnings by jurisdiction.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Total revenues increased $244 million in the nine months of 2019 compared to 2018 primarily due to an increase of $361 million in our U.S. RAC segment, partially offset by a decrease of $95 million and $22 million in our International RAC and All Other Operations segments, respectively. U.S. RAC revenues increased due to higher volume and pricing. Excluding the impact of fx, revenues for our International RAC segment were flat. The decrease in All Other Operations is due to the impact of a change in presentation for certain leased vehicles beginning in the first quarter of 2019.

DOE increased $104 million in the nine months of 2019 compared to 2018 primarily due to an increase of $111 million in our U.S. RAC segment, partially offset by a decrease of $5 million in both our International RAC segment and All Other Operations segments. The increase in U.S. RAC DOE was driven by increased growth in core rentals and TNC. Excluding the $61 million impact of fx, DOE for International RAC increased $56 million driven primarily by an increase in vehicle-related charges.

Depreciation of revenue earning vehicles and lease charges decreased $127 million in the nine months of 2019 compared to 2018 due to decreases of $78 million, $37 million and $14 million in our U.S. RAC, All Other Operations and International RAC segments, respectively. The decrease in our U.S. RAC segment is primarily due to our vehicle acquisition strategy. The decrease in our All Other Operations segment is due to the impact of a change in presentation for certain leased vehicles beginning in the first quarter of 2019. Excluding the $19 million impact of fx, depreciation of revenue earning vehicles and lease charges for our International RAC segment increased $6 million.
SG&A decreased $42 million in the nine months of 2019 compared to 2018 primarily due to a decrease in personnel-related expenses in our corporate operations and the impact from fx in our International RAC segment, partially offset by increased marketing charges in our U.S. RAC operations.

Vehicle interest expense, net increased $36 million in the nine months of 2019 compared to 2018 primarily due to an increase in debt levels resulting from higher average fleet. Additionally, there was a $20 million loss on extinguishment of debt recorded in our International RAC segment in the nine months of 2018 with no comparable charge in 2019.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-vehicle interest expense, net in the nine months of 2019 decreased by $4 million compared to 2018 primarily due to the redemption of the 2020 and 2021 Notes in the third quarter of 2019.

Other income in the nine months of 2019 was comparable to the prior year.

The effective tax rate in the nine months of 2019 was 53% compared to 8% in the nine months of 2018. We recorded a tax provision of $79 million in the nine months of 2019 compared to a tax benefit of $10 million in the nine months of 2018. The effective income tax rate and related tax provision were higher in 2019 compared to 2018 driven by overall improvement in our results of operations, primarily due to lower losses in the U.S., and the composition of earnings by jurisdiction.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had $2 million and $5 million of interest expense, net for the third quarter and nine months of 2019 and 2018, respectively, that was incremental to the amounts shown for Hertz. This amount represents interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations, but this amount is eliminated in consolidation for purposes of presenting Hertz Global. For the three and nine months of 2019 and three months of 2018, Hertz had $1 million of income tax provision that was incremental to the amounts shown for Hertz Global. Hertz Global had $2 million of income tax benefit for the nine months of 2018 that was incremental to the amounts shown for Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2019	2018		2019	2018
Total revenues	$1,962	$1,852	6%	$5,266	$4,905	7%
Depreciation of revenue earning vehicles and lease charges	$420	$414	1	$1,217	$1,295	(6)
Direct vehicle and operating expenses	$1,099	$1,068	3	$3,127	$3,016	4
Direct vehicle and operating expenses as a percentage of total revenues	56%	58%		59%	61%
Selling, general and administrative expenses	$125	$128	(2)	$365	$345	6
Selling, general and administrative expenses as a percentage of total revenues	6%	7%		7%	7%
Vehicle interest expense	$93	$79	19	$260	$216	20
Adjusted EBITDA	$269	$208	29	$432	$179	141
Transaction Days (in thousands)(b)	41,399	39,478	5	118,153	112,427	5
Average Vehicles (in whole units)(c)	566,229	527,900	7	540,930	509,800	6
Vehicle Utilization(c)	79%	81%		80%	81%
Total RPD (in whole dollars)(d)	$46.67	$46.23	1	$43.79	$42.93	2
Total RPU Per Month (in whole dollars)(e)	$1,137	$1,152	(1)	$1,063	$1,052	1
Depreciation Per Unit Per Month (in whole dollars)(f)	$247	$261	(5)	$250	$282	(11)
Percentage of program vehicles at period end	16%	12%		16%	12%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Total U.S. RAC revenues increased $109 million in the third quarter of 2019 compared to 2018 due to higher volume and slightly higher pricing. The 5% increase in Transaction Days was primarily driven by growth in retail and TNC rentals. Volume increased in both our off airport and airport business by 6% and 4%, respectively. Off airport revenues comprised 32% of total revenues for the segment in the third quarter of 2019 as compared to 31% in the third quarter of 2018.

Depreciation of revenue earning vehicles and lease charges for U.S. RAC increased by $6 million in the third quarter of 2019 compared to 2018. Depreciation Per Unit Per Month decreased to $247 in the third quarter of 2019 compared to $261 in the third quarter of 2018 primarily due to our vehicle acquisition strategy and continued strength in residual values.

DOE for U.S. RAC increased $30 million in the third quarter of 2019 compared to 2018 primarily driven by core rental volume and growth in TNC rentals, partially offset by a decrease in other non-vehicle related charges.

SG&A for U.S. RAC in the third quarter of 2019 was comparable to the prior year.

Vehicle interest expense increased $15 million in the third quarter of 2019 compared to 2018 due to an increase in debt levels resulting from higher average fleet.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Total U.S. RAC revenues increased $361 million in the nine months of 2019 compared to 2018 due to higher volume and pricing. The 5% increase in Transaction Days was driven by growth in TNC and retail rentals. Volume increased in both our off airport and airport locations by 9% and 2%, respectively. Total RPD increased 2%. Off airport revenues comprised 32% of total revenues for the segment in the nine months of 2019 as compared to 30% in the nine months of 2018.

Depreciation of revenue earning vehicles and lease charges for U.S. RAC decreased by $78 million in the nine months of 2019 compared to 2018. Depreciation Per Unit Per Month decreased to $250 in the nine months of 2019 compared to $282 in the nine months of 2018 primarily due to our vehicle acquisition strategy and continued strength in residual values.

DOE for U.S. RAC increased $111 million in the nine months of 2019 compared to 2018 primarily driven by core rental volume and growth in TNC rentals, partially offset by a decrease in other non-vehicle related charges.

SG&A increased $20 million in the nine months of 2019 compared to 2018 primarily due to increased marketing charges.

Vehicle interest expense increased $44 million in the nine months of 2019 compared to 2018 due to an increase in debt levels resulting from higher average fleet.

International Rental Car

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2019	2018		2019	2018
Total revenues	$702	$732	(4)%	$1,695	$1,789	(5)%
Depreciation of revenue earning vehicles and lease charges	$126	$128	(2)	$329	$342	(4)
Direct vehicle and operating expenses	$386	$384	1	$1,001	$1,006	(1)
Direct vehicle and operating expenses as a percentage of total revenues	55%	52%		59%	56%
Selling, general and administrative expenses	$60	$65	(7)	$169	$186	(9)
Selling, general and administrative expenses as a percentage of total revenues	9%	9%		10%	10%
Vehicle interest expense	$27	$25	8	$73	$88	(17)
Adjusted EBITDA	$115	$140	(18)	$157	$222	(29)
Transaction Days (in thousands)(b)	15,631	15,876	(2)	38,884	39,075	—
Average Vehicles (in whole units)(c)	213,294	214,900	(1)	184,307	183,600	—
Vehicle Utilization(c)	80%	80%		77%	78%
Total RPD (in whole dollars)(d)	$45.67	$45.06	1	$43.95	$43.76	—
Total RPU Per Month (in whole dollars)(e)	$1,116	$1,110	1	$1,030	$1,035	—
Depreciation Per Unit Per Month (in whole dollars)(f)	$200	$194	3	$200	$197	2
Percentage of program vehicles at period end	47%	45%		47%	45%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Total revenues for International RAC decreased $30 million in the third quarter of 2019 compared to 2018. Excluding the impact of fx, revenues were flat.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $2 million in the third quarter of 2019 compared to 2018. Excluding a $5 million fx impact, depreciation increased $3 million, or 2%. Depreciation Per Unit Per Month for International RAC increased to $200 for the third quarter of 2019 compared to $194 in the third quarter of 2018 due in part to a richer fleet mix in Europe and declining residual values year over year.

DOE for International RAC increased $2 million in the third quarter of 2019 compared to 2018. Excluding a $17 million fx impact, DOE increased $19 million primarily due to higher vehicle-related charges.

SG&A decreased $5 million in the third quarter of 2019 compared to 2018 largely due to a $3 million fx impact.

Vehicle interest expense in the third quarter of 2019 was comparable to the prior year.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Total revenues for International RAC decreased $95 million in the nine months of 2019 compared to 2018. Excluding the impact from fx, revenues, Transactions Days and Total RPD were flat.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $14 million in the nine months of 2019 compared to 2018. Excluding the $19 million fx impact, depreciation increased $6 million, or 2%. Depreciation Per Unit Per Month for International RAC increased to $200 in the nine months of 2019 compared to $197 in the nine months of 2018 due to richer fleet mix in Europe and declining residual values year over year.

DOE for International RAC decreased $5 million in the nine months of 2019 compared to 2018. Excluding a $61 million fx impact, DOE increased $56 million primarily due to higher vehicle-related charges.

SG&A decreased $18 million in the nine months of 2019 compared to 2018 largely due to an $11 million fx impact.

Vehicle interest expense decreased $15 million in the nine months of 2019 compared to 2018 primarily due to a $20 million loss on extinguishment of debt associated with the redemption of the 4.375% European Vehicle Senior Notes in 2018.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

All Other Operations

The All Other Operations segment is primarily comprised of our Donlen business and, as such, our discussion is limited to Donlen.

Results of operations for this segment are as follows:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions)	2019	2018		2019	2018
Total revenues	$172	$174	(1)%	$493	$515	(4)%
Depreciation of revenue earning vehicles and lease charges	$121	$130	(7)	$346	$383	(10)
Direct vehicle and operating expenses	$7	$8	(17)	$20	$25	(21)
Selling, general and administrative expenses	$8	$10	(17)	$23	$28	(16)
Vehicle interest expense	$14	$11	29	$39	$32	20
Adjusted EBITDA	$24	$19	29	$70	$59	18
Average Vehicles - Donlen	216,925	185,300	17	205,809	188,200	9
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Donlen had favorable results in the third quarter and nine months of 2019 as compared to the third quarter and nine months of 2018. Lower year-over-year revenue and depreciation of revenue earning vehicles and lease charges were driven by the impact of a change in presentation for certain leased vehicles in the third quarter and the nine months of 2019 versus 2018. The increase in overall average vehicles in the third quarter and the nine months of 2019 as compared to the third quarter and the nine months of 2018 is due to new customer acquisitions and growth in the existing customer portfolio.

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

Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income (loss) attributable to Hertz	$170	$142	$65	$(121)
Adjustments:
Income tax provision (benefit)	75	42	79	(10)
Non-vehicle depreciation and amortization	51	52	151	166
Non-vehicle debt interest, net of interest income	68	71	209	213
Vehicle debt-related charges(1)	10	7	29	25
Loss on extinguishment of vehicle debt(2)	—	—	—	22
Restructuring and restructuring related charges(3)	1	12	11	26
Information technology and finance transformation costs(4)	17	24	77	75
Other items(5)	—	1	(26)	(12)
Adjusted Corporate EBITDA	$392	$351	$595	$384

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income (loss) attributable to Hertz Global	$169	$141	$61	$(124)
Adjustments:
Income tax provision (benefit)	74	41	78	(12)
Non-vehicle depreciation and amortization	51	52	151	166
Non-vehicle debt interest, net of interest income	70	73	214	218
Vehicle debt-related charges(1)	10	7	29	25
Loss on extinguishment of vehicle debt(2)	—	—	—	22
Restructuring and restructuring related charges(3)	1	12	11	26
Information technology and finance transformation costs(4)	17	24	77	75
Other items(5)	—	1	(26)	(12)
Adjusted Corporate EBITDA	$392	$351	$595	$384

(1)	Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(2)
In 2018, primarily represents $20 million of early redemption premium and write-off of deferred financing costs associated with the full redemption of the 4.375% European Vehicle Senior Notes due January 2019 in April 2018.

(3)
Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives. In 2018, also includes consulting costs, legal fees and other expenses related to the previously disclosed accounting review and investigation.

(4)	Represents costs associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize our systems and processes.

(5)
Represents miscellaneous items, including non-cash stock-based compensation charges. In 2019, includes a $26 million gain on marketable securities, of which $6 million was recorded during the third quarter of 2019, and a $15 million gain on the sale of non-vehicle capital assets, of which $3 million was recorded in the third quarter of 2019. In 2018, includes a $21 million gain on marketable securities, of which $4 million was recorded in the third quarter of 2018, and a $6 million legal settlement received in the second quarter related to an oil spill in the Gulf of Mexico in 2010.

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

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
	2019	2018	2019	2018
Transaction Days (in thousands)	41,399	39,478	15,631	15,876
Average Vehicles (in whole units)	566,229	527,900	213,294	214,900
Number of days in period (in whole units)	92	92	92	92
Available Car Days (in thousands)	52,093	48,567	19,623	19,771
Vehicle Utilization	79%	81%	80%	80%

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
	2019	2018	2019	2018
Transaction Days (in thousands)	118,153	112,427	38,884	39,075
Average Vehicles (in whole units)	540,930	509,800	184,307	183,600
Number of days in period (in whole units)	273	273	273	273
Available Car Days (in thousands)	147,674	139,175	50,316	50,123
Vehicle Utilization	80%	81%	77%	78%

(d)
Total RPD is calculated as total revenues less ancillary retail vehicle sales revenues, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates ("Total Rental Revenues"), divided by the total number of Transaction Days. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. The calculation of Total RPD is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
($ in millions, except as noted)	2019	2018	2019	2018
Revenues	$1,962	$1,852	$702	$732
Ancillary retail vehicle sales revenues	(30)	(27)	—	—
Foreign currency adjustment(1)	—	—	12	(17)
Total Rental Revenues	$1,932	$1,825	$714	$715
Transaction Days (in thousands)	41,399	39,478	15,631	15,876
Total RPD (in whole dollars)	$46.67	$46.23	$45.67	$45.06

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2019	2018	2019	2018
Revenues	$5,266	$4,905	$1,695	$1,789
Ancillary retail vehicle sales revenues	(92)	(78)	—	—
Foreign currency adjustment(1)	—	—	14	(79)
Total Rental Revenues	$5,174	$4,827	$1,709	$1,710
Transaction Days (in thousands)	118,153	112,427	38,884	39,075
Total RPD (in whole dollars)	$43.79	$42.93	$43.95	$43.76

(1)	Based on December 31, 2018 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(e)
Total RPU Per Month is calculated as Total Rental Revenues divided by the Average Vehicles in each period and then divided by the number of months in the period reported. The calculation of Total RPU Per Month is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
($ in millions, except as noted)	2019	2018	2019	2018
Total Rental Revenues	$1,932	$1,825	$714	$715
Average Vehicles (in whole units)	566,229	527,900	213,294	214,900
Total revenue per unit (in whole dollars)	$3,412	$3,457	$3,347	$3,327
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,137	$1,152	$1,116	$1,110

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2019	2018	2019	2018
Total Rental Revenues	$5,174	$4,827	$1,709	$1,710
Average Vehicles (in whole units)	540,930	509,800	184,307	183,600
Total revenue per unit (in whole dollars)	$9,565	$9,468	$9,273	$9,314
Number of months in period (in whole units)	9	9	9	9
Total RPU Per Month (in whole dollars)	$1,063	$1,052	$1,030	$1,035

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

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
($ in millions, except as noted)	2019	2018	2019	2018
Depreciation of revenue earning vehicles and lease charges	$420	$414	$126	$128
Foreign currency adjustment(1)	—	—	2	(3)
Adjusted depreciation of revenue earning vehicles and lease charges	$420	$414	$128	$125
Average Vehicles (in whole units)	566,229	527,900	213,294	214,900
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$742	$784	$600	$582
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$247	$261	$200	$194

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2019	2018	2019	2018
Depreciation of revenue earning vehicles and lease charges	$1,217	$1,295	$329	$342
Foreign currency adjustment(1)	—	—	3	(16)
Adjusted depreciation of revenue earning vehicles and lease charges	$1,217	$1,295	$332	$326
Average Vehicles (in whole units)	540,930	509,800	184,307	183,600
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$2,250	$2,540	$1,801	$1,776
Number of months in period (in whole units)	9	9	9	9
Depreciation Per Unit Per Month (in whole dollars)	$250	$282	$200	$197

(1)	Based on December 31, 2018 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by financing arrangements maintained by us in the U.S. and internationally.

As of September 30, 2019, we had $465 million of cash and cash equivalents and $230 million of restricted cash. Of these amounts, $206 million of cash and cash equivalents and $60 million of restricted cash was held by our subsidiaries outside of the U.S. If not in the form of loan repayments, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional taxes.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund operating requirements for the next twelve months.

Cash Flows - Hertz

As of September 30, 2019, Hertz had cash, cash equivalents, restricted cash and restricted cash equivalents of $695 million compared to $1.4 billion as of December 31, 2018. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2019	2018	$ Change
Cash provided by (used in):
Operating activities	$2,238	$2,021	$217
Investing activities	(5,492)	(4,799)	(693)
Financing activities	2,546	2,304	242
Effect of exchange rate changes	(7)	(4)	(3)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(715)	$(478)	$(237)

During the nine months of 2019, cash flows from net income (loss), adjusted for non-cash and non-operating items, increased $344 million period over period. Excluding the net impact from operating leases, cash flows from the change in certain asset and liability accounts decreased by $109 million due in part to a decrease in accrued liabilities from the previously disclosed SEC investigation payment and a decrease in interest accruals related to the redemption of the 2020 Notes and 2021 Notes.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. There was a $693 million increase in the use of cash for investing activities year over year. Cash outflows for the purchase of revenue earning vehicles increased $1.5 billion primarily due to a higher volume of vehicles acquired in our U.S. RAC operations and a richer fleet mix in 2019 versus 2018, which was partially offset by a $815 million increase in proceeds from the sale of revenue earning vehicles primarily in our U.S. RAC operations due to increased vehicle dispositions and a richer fleet mix.

Net financing cash inflows were $2.5 billion in the nine months of 2019 compared to $2.3 billion in the nine months of 2018. The increase in financing cash inflows was primarily driven by a decrease in net vehicle debt repayments year over year as well as an increase in proceeds from the Rights Offering and the issuance of the 2026 Notes. The increases in cash were partially offset by the redemption of the 2020 Notes and 2021 Notes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz Global

As of September 30, 2019, Hertz Global had cash, cash equivalents, restricted cash and restricted cash equivalents of $695 million compared to $1.4 billion as of December 31, 2018. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2019	2018	$ Change
Cash provided by (used in):
Operating activities	$2,233	$2,017	$216
Investing activities	(5,492)	(4,799)	(693)
Financing activities	2,551	2,308	243
Effect of exchange rate changes	(7)	(4)	(3)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(715)	$(478)	$(237)

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global.

Financing

Substantially all of our revenue earning vehicles and certain related assets are owned by special purpose entities, or are encumbered in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. These assets are not available to satisfy the claims of our general creditors.

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

Refer to Part I, Item 1, Note 3, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of September 30, 2019. Cash paid for interest during the nine months of 2019 was $182 million for interest on non-vehicle debt and $331 million for interest on vehicle debt. Cash paid for interest during the nine months of 2018 was $171 million for interest on non-vehicle debt and $268 million for interest on vehicle debt.

Our corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$465	$1,127
Availability under the Senior RCF	395	496
Corporate liquidity	$860	$1,623

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In June 2019, Hertz Global filed a prospectus supplement to its Registration Statement on Form S-3 declared effective by the SEC on June 12, 2019 for a Rights Offering to raise gross proceeds of approximately $750 million and providing for the issuance of up to an aggregate of 57,915,055 new shares of Hertz Global common stock. Under the terms of the Rights Offering, each stockholder of Hertz Global was eligible to receive one transferable subscription right for each share of common stock held as of 5:00 p.m., Eastern Time, on June 24, 2019. Each Right entitled the holder to purchase 0.688285 shares of common stock at a price of $12.95 per whole share of common stock. The Rights Offering also entitled rights holders who fully exercised their Basic Subscription Rights to subscribe for additional shares of Hertz Global's common stock that remain unsubscribed as a result of any unexercised Basic Subscription Rights. The Rights Offering expired at 5:00 p.m., Eastern Time, on July 12, 2019.

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

In August 2019, Hertz issued $500 million in aggregate principal amount of the 2026 Notes. The Company utilized the proceeds, together with net proceeds from the Rights Offering described above, to redeem the 2020 Notes and 2021 Notes.

Approximately $20 million of non-vehicle debt and $3.6 billion of vehicle debt will mature during the twelve months following the issuance of this Report and we will need to refinance a portion of these obligations. We have reviewed the maturing debt obligations and determined that it is probable that we will be able, and have the intent, to repay or refinance these facilities at such times as we deem appropriate prior to their maturities.

Covenants

The indentures for the Senior Notes and the Senior Second Priority Secured Notes contain covenants that, among other things, limit or restrict the ability of the Hertz credit group to incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions to parent entities of Hertz and other persons outside of the Hertz credit group), make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with Hertz's affiliates that are not members of the Hertz credit group.

Certain of our other debt instruments and credit facilities (including the Senior Facilities and the Letter of Credit Facility) contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, share repurchases or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures or engage in certain transactions with certain affiliates.

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

As of September 30, 2019, Hertz was in compliance with the Covenant Leverage Ratio. Consolidated EBITDA, as defined in the Senior Credit Agreement, is a component of the calculation of the Covenant Leverage Ratio and is a non-GAAP financial measure that is not a measure of operating results, but instead is a measure used to determine compliance with the Covenant Leverage Ratio under the Senior Credit Agreement. Consolidated EBITDA is generally defined in the Senior Credit Agreement as consolidated net income plus the sum of income taxes, non-vehicle interest expense, non-vehicle depreciation and amortization expense, and non-cash charges or losses, as further adjusted for certain other items permitted in calculating covenant compliance under the Senior RCF and the Letter of Credit Facility,

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

Capital Expenditures

Revenue Earning Vehicles Expenditures

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2019
First Quarter	$(3,973)	$2,153	$(1,820)
Second Quarter	(4,974)	2,059	(2,915)
Third Quarter	(2,589)	1,981	(608)
Total	$(11,536)	$6,193	$(5,343)
2018
First Quarter	$(3,565)	$1,782	$(1,783)
Second Quarter	(4,045)	1,872	(2,173)
Third Quarter	(2,466)	1,724	(742)
Total	$(10,076)	$5,378	$(4,698)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2019	2018	$ Change	% Change
U.S. Rental Car	$(3,473)	$(3,076)	$(397)	13%
International Rental Car	(1,291)	(1,201)	(90)	7
All Other Operations	(579)	(421)	(158)	38
Total	$(5,343)	$(4,698)	$(645)	14

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Vehicle Capital Asset Expenditures

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2019
First Quarter	$(54)	$19	$(35)
Second Quarter	(64)	2	(62)
Third Quarter	(52)	—	(52)
Total	$(170)	$21	$(149)
2018
First Quarter	$(44)	$4	$(40)
Second Quarter	(36)	4	(32)
Third Quarter	(39)	39	—
Total	$(119)	$47	$(72)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2019	2018	$ Change	% Change
U.S. Rental Car	$(44)	$(14)	$(30)	214%
International Rental Car	(12)	(11)	(1)	9
All Other Operations	(3)	(3)	—	—
Corporate	(90)	(44)	(46)	105
Total	$(149)	$(72)	$(77)	107

CONTRACTUAL OBLIGATIONS

As of September 30, 2019, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2018 Form 10‑K. Changes to our aggregate indebtedness, including related interest and terms for new issuances, are described in Part I, Item 1, Note 3, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

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

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In August 2019, we consolidated our Enterprise Resource Planning ("ERP”) systems into a single global platform and upgraded our technology for accounting, budgeting and forecasting to improve our financial and operational information.

There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In August 2019, we consolidated our ERP systems into a single global platform and upgraded our technology for accounting, budgeting and forecasting to improve our financial and operational information.

There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Part I, Item 1, Note 8, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

ITEM 1A.    RISK FACTORS

There are no material changes to the information reported under Part I, Item 1A “Risk Factors” contained in our 2018 Form 10‑K.

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

Date:	November 5, 2019	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ JAMERE JACKSON
Jamere Jackson Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description
4.1	Hertz Holdings Hertz
Indenture, dated as of August 1, 2019, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on August 2, 2019.

4.2	Hertz Holdings Hertz
First Supplemental Indenture, dated as of August 1, 2019, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.125% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on August 2, 2019.

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