Form 10-K
period 2019-12-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2020-02-25
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HERTZ GLOBAL HOLDINGS, INC.
THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-37665			61-1770902
Delaware	001-07541			13-1938568
(State or other jurisdiction of incorporation or organization)	(Commission File Number)			(I.R.S. Employer Identification No.)

8501 Williams Road
	Estero,	Florida	33928
	239	301-7000
(Address, including Zip Code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Hertz Global Holdings, Inc.	Common Stock	par value $0.01 per share	HTZ	New York Stock Exchange
The Hertz Corporation	None		None	None

Securities registered pursuant to Section 12(g) of the Act:
Hertz Global Holdings, Inc.	None
The Hertz Corporation	None
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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Hertz Global Holdings, Inc. as of June 28, 2019, the last business day of the most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $897 million. There is no market for The Hertz Corporation stock.

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

		Class	Shares Outstanding as of	February 13, 2020
Hertz Global Holdings, Inc.		Common Stock, par value $0.01 per share	142,125,191
The Hertz Corporation	(1)	Common Stock, par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

OMISSION OF CERTAIN INFORMATION

The Hertz Corporation meets the conditions as set forth in General Instructions I.(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format as permitted.

DOCUMENTS INCORPORATED BY REFERENCE

Hertz Global Holdings, Inc.
Information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to Hertz Global Holdings, Inc.'s definitive proxy statement for its 2020 Annual Meeting of Stockholders.

The Hertz Corporation	None

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

GLOSSARY OF TERMS

Unless the context otherwise requires in this Annual Report on Form 10-K for the year ended December 31, 2019 we use the following defined terms:

(i)
"2019 Annual Report" or "Combined Form 10-K" means this Annual Report on Form 10-K for the year ended December 31, 2019, which combines the annual reports for Hertz Global Holdings, Inc. and The Hertz Corporation into a single filing;

(ii)
"All Other Operations" means the reportable segment comprised primarily of the Company's Donlen business and the Company's other business activities which comprise less than 1% of revenues and expenses of the segment;

(iii)
"Alternative Letter of Credit Facility" means the standalone $250 million letter of credit facility that the Company entered into in 2019 as further described in Note 5, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2019 Annual Report;

(iv)	"the Code" means the Internal Revenue Code of 1986, as amended;

(v)	"the Company", "we", "our" and "us" mean Hertz Global and Hertz interchangeably;

(vi)	"company-operated" or "company-owned" rental locations are those through which we, or an agent of ours, rent vehicles that we own or lease;

(vii)	"concessions" mean licensing or permitting agreements or arrangements granting us the right to conduct our vehicle rental business at airports;

(viii)	"Corporate" means corporate operations, which include general corporate assets and expenses and certain interest expense (including net interest on non-vehicle debt);

(ix)	"Dollar Thrifty" means Dollar Thrifty Automotive Group, Inc., a consolidated subsidiary of the Company;

(x)	"Donlen" means Donlen Corporation, a consolidated subsidiary of the Company. Donlen conducts our vehicle leasing and fleet management services;

(xi)	"Hertz Gold Plus Rewards" means our customer loyalty program and our global expedited rental program;

(xii)
"Hertz" means The Hertz Corporation, its consolidated subsidiaries and variable interest entities, our primary operating company and a direct wholly-owned subsidiary of Rental Car Intermediate Holdings, LLC, which is wholly-owned by Hertz Holdings;

(xiii)	"Hertz Global" means Hertz Global Holdings, Inc., our top-level holding company, its consolidated subsidiaries and variable interest entities, including The Hertz Corporation;

(xiv)
"Hertz Ultimate Choice" is an offering at select airport locations in the U.S. that allows customers to choose their vehicle from a range of makes, models and colors available within the zone indicated on their reservation;

(xv)	"Hertz Holdings" refers to Hertz Global Holdings, Inc. excluding its subsidiaries;

(xvi)	"International RAC" means the international rental car reportable segment;

(xvii)
"Letter of Credit Facility" means the standalone $400 million letter of credit facility that the Company entered into in 2017 as further described in Note 5, "Debt," to the Notes to our consolidated financial statements

i

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2019 Annual Report;

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

(xxii)
"Rights Offering" means the Company's rights offering providing for the issuance of new shares of Hertz Global common stock that closed in July 2019 as further described in Note 16, "Equity and Earnings (Loss) Per Share - Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data" included in this 2019 Annual Report;

(xxiii)	"SEC" means the United States Securities and Exchange Commission;

(xxiv)
"Senior Facilities" means the Company's senior secured term facility and senior secured revolving credit facility ("Senior RCF") as further described in Note 5, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2019 Annual Report;

(xxv)
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

(xxvi)
"Tax Reform" means legislation signed into law on December 22, 2017 which amends the U.S. Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses, commonly known as the "Tax Cuts and Jobs Act" ("TCJA");

(xxvii)	"TNC" means transportation network companies that provide ride-hailing services that pair passengers with drivers via websites and mobile applications;

(xxviii)	"TNC Partners" means certain transportation network companies where we provide rental vehicles to their drivers under agreements that specify the relevant terms;

(xxix)	"U.S." means the United States of America;

(xxx)	"U.S. RAC" means the U.S. rental car reportable segment;

(xxxi)	"Vehicle Utilization" means the portion of our vehicles that are being utilized to generate revenue; and

(xxxii)	"vehicles” means cars, vans, crossovers and light trucks.

We have proprietary rights to a number of trademarks used in this 2019 Annual Report that are important to our business, including, without limitation, Hertz, Dollar, Thrifty, Donlen, Hertz Gold Plus Rewards, Hertz Ultimate Choice, Hertz 24/7, Hertz Fast Lane, Hertz My Car and ExpressRent. Solely for convenience, we have omitted the ® and ™

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

trademark designations for trademarks named in this 2019 Annual Report, but references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

COMBINED FORM 10-K

This 2019 Annual Report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Hertz Global and Hertz.

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

Hertz holds all of the revenue earning vehicles, property, plant and equipment and all other assets, including the ownership interests in consolidated and unconsolidated joint ventures and variable interest entities ("VIEs"). Hertz conducts the operations of the business and is structured as a corporation with no publicly traded equity. Except for net proceeds from public equity issuances by Hertz Global, which are contributed to Hertz, Hertz generates required capital through its operations or through its incurrence of indebtedness.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE (Continued)

This Combined Form 10-K is separately filed by Hertz Global Holdings, Inc. and The Hertz Corporation. Each registrant hereto is filing on its own behalf all of the information contained in this 2019 Annual Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

v

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this 2019 Annual Report include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under “Risk Factors” set forth in Item 1A of this 2019 Annual Report, and the following, which were derived in part from the risks set forth in Item 1A of this 2019 Annual Report:

•	levels of travel demand, particularly with respect to business and leisure travel in the United States and in global markets;

•	significant changes in the competitive environment and the effect of competition in our markets on rental volume and pricing, including on our pricing policies or use of incentives;

•	occurrences that disrupt rental activity during our peak periods;

•	our ability to accurately estimate future levels of rental activity and adjust the number and mix of vehicles used in our rental operations accordingly;

•	increased vehicle costs due to declining value of our non-program vehicles;

•	our ability to maintain sufficient liquidity and the availability to us of additional or continued sources of financing for our revenue earning vehicles and to refinance our existing indebtedness;

•	our ability to adequately respond to changes in technology, customer demands and market competition;

•	our ability to purchase adequate supplies of competitively priced vehicles and risks relating to increases in the cost of the vehicles we purchase;

•	our recognition of previously deferred tax gains on the disposition of revenue earning vehicles;

•	financial instability of the manufacturers of our vehicles, which could impact their ability to fulfill obligations under repurchase or guaranteed depreciation programs;

•	an increase in our vehicle costs or disruption to our rental activity, particularly during our peak periods, due to safety recalls by the manufacturers of our vehicles;

•	our ability to execute a business continuity plan;

•	our access to third-party distribution channels and related prices, commission structures and transaction volumes;

•	our ability to retain customer loyalty and market share;

•
risks associated with operating in many different countries, including the risk of a violation or alleged violation of applicable anticorruption or antibribery laws, our ability to repatriate cash from non-U.S. affiliates without adverse tax consequences, our exposure to fluctuations in foreign currency exchange rates and our ability to effectively manage our international operations after the United Kingdom's withdrawal from the European Union;

•	a major disruption in our communication or centralized information networks;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS (Continued)

•	a failure to maintain, upgrade and consolidate our information technology systems;

•	our ability to prevent the misuse or theft of information we possess, including as a result of cyber security breaches and other security threats;

•
costs and risks associated with litigation and investigations or any failure or inability to comply with laws and regulations or any changes in the legal and regulatory environment, including laws and regulations relating to environmental matters and consumer privacy and data security;

•	our ability to maintain our network of leases and vehicle rental concessions at airports in the U.S. and internationally;

•	our ability to maintain favorable brand recognition and a coordinated branding and portfolio strategy;

•	our ability to maintain an effective employee retention and talent management strategy and resulting changes in personnel and employee relations;

•
changes in the existing, or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations, where such actions may affect our operations, the cost thereof or applicable tax rates;

•	risks relating to our deferred tax assets, including the risk of an "ownership change" under the Code;

•	our exposure to uninsured claims in excess of historical levels;

•	risks relating to our participation in multiemployer pension plans;

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

•	our ability to access financial markets, including the financing of our vehicle fleet through the issuance of asset-backed securities;

•	fluctuations in interest rates and commodity prices;

•	our ability to sustain operations during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease);

•	shortages of fuel and increases or volatility in fuel costs;

•
changes in accounting principles, or their application or interpretation, and our ability to make accurate estimates and the assumptions underlying the estimates, which could have an effect on operating results; and

•	other risks and uncertainties described from time to time in periodic and current reports that we file with the SEC.

You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date hereof, and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We operate our vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from approximately 12,400 corporate and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Caribbean, the Middle East and New Zealand. We are one of the largest worldwide vehicle rental companies and our Hertz brand name is one of the most recognized globally, signifying leadership in quality rental services and products. We have an extensive network of airport and off airport rental locations in the U.S. and in all major European markets. We are also a provider of integrated vehicle leasing and fleet management solutions through our Donlen subsidiary.

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

•
International RAC - Rental and leasing of vehicles, as well as sales of value-added services, internationally. We maintain a substantial network of company-operated rental locations internationally, a majority of which are in Europe. Our franchisees and partners also operate rental locations in approximately 160 countries and jurisdictions, including many of the countries in which we also have company-operated rental locations; and

•
All Other Operations - Primarily comprised of our Donlen business, which provides integrated vehicle leasing and fleet management solutions in the U.S. and Canada. Donlen is a provider of these services for commercial fleets and Donlen's fleet management programs provide solutions to reduce fleet operating costs and improve driver productivity and safety. These programs include administration of preventive vehicle maintenance, advisory services and fuel and accident management along with other complementary services. Additionally, Donlen provides specialized consulting and technology expertise that allows us and our customers to model, measure and manage fleet performance more effectively and efficiently. Also included are our other business activities which comprise less than 1% of revenues and expenses of the segment.

In addition to the above reportable segments, we have Corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

For further financial information on our segments, see (i) Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Selected Operating Data by Segment" and (ii) Note 17, "Segment Information," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2019 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

U.S. and International Rental Car Segments

Brands
Our U.S. and International vehicle rental businesses are primarily operated through three brands — Hertz, Dollar, and Thrifty. We offer multiple brands in order to provide customers a full range of rental services at different price points, levels of service, offerings and products. Each of our brands generally maintains separate airport counters, reservations, marketing and other customer contact activities. We achieve synergies across our brands by, among other things, utilizing a single fleet and fleet management team and combined vehicle maintenance, vehicle cleaning and back office functions, where applicable.

Our top tier brand, Hertz, is one of the most recognized brands in the world offering premium services that define the industry. This is consistent with numerous published best-in-class vehicle rental awards that we have won, including our current ranking of #1 in Customer Satisfaction by J.D. Power, both in the U.S. and internationally, over many years. We go to market under the tagline of “Hertz. We’re here to get you there” which is true to our promise and reputation for quality and customer service. We have a number of innovative offerings, such as Hertz Gold Plus Rewards, Hertz Ultimate Choice and unique vehicles offered through our specialty collections. We continue to maintain our position as a premier provider of vehicle rental services through an intense focus on service, loyalty, quality and product innovation.

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

Our deep value brand, Thrifty, is the brand for savvy travelers who enjoy the “thrill of the hunt” to find a good deal. The Thrifty brand’s main focus is serving the airport vehicle rental market, comprised of leisure travelers. Thrifty’s tagline “The Absolute Best Car for the Money” indicates the brand’s focus on being the rental company that puts you in control of where you splurge and where you save. Thrifty operates primarily through company-owned locations in the U.S. and Canada. We also globally license to independent franchisees which operate as part of the Thrifty brand system and have company-owned Thrifty locations in certain countries.

Internationally, we also offer our Firefly brand which is a deep value brand for price conscious leisure travelers. We have Firefly locations servicing local area airports in select international leisure markets where other deep value brands have a significant presence.

Operations

Locations

We operate both airport and off airport locations which utilize common vehicle fleets, are supervised by common country, regional and local area management, use many common systems and rely on common vehicle maintenance and administrative centers. Additionally, our airport and off airport locations utilize common marketing activities and have many of the same customers. We regard both types of locations as aspects of a single, unitary, vehicle rental business. Off airport revenues comprised approximately 35% of our worldwide vehicle rental revenues in 2019 and approximately 34% in 2018.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Airport

We have approximately 1,600 airport rental locations in the U.S. and approximately 2,000 airport rental locations internationally. Our international vehicle rental operations have company-operated locations in Australia, Belgium, Canada, the Czech Republic, France, Germany, Italy, Luxembourg, the Netherlands, New Zealand, Puerto Rico, Slovakia, Spain, the United Kingdom and the U.S. Virgin Islands. We believe that our extensive U.S. and international network of company-operated locations contributes to the consistency of our service, cost control, Vehicle Utilization, competitive pricing and our ability to offer one-way rentals.

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

Off Airport

We have approximately 2,600 off airport locations in the U.S. and approximately 6,200 off airport rental locations internationally. Our off airport rental customers include people who prefer to rent vehicles closer to their home or place of work for business or leisure purposes, as well as those needing to travel to or from airports. Our off airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their vehicles were damaged, those expecting to lease vehicles that are not yet available from their leasing companies and replacement renters. In addition, our off airport customers include drivers for our TNC partners, which is further described in “TNC Rentals” below.

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

Customers and Business Mix

We conduct active sales and marketing programs to attract and retain customers. Our sales force calls on companies and other organizations whose employees and associates need to rent vehicles for business purposes or for replacement rental needs, including insurance and leasing companies, automobile repair companies and vehicle dealers. In addition, our sales force works with membership associations, tour operators, travel companies and other groups whose members, participants and customers rent vehicles for either business or leisure purposes. We advertise our vehicle rental offerings through a variety of traditional media channels, partner publications (e.g. affinity clubs and airline and hotel partners), direct mail and digital marketing. In addition to advertising, we conduct a variety of other forms of marketing and promotion, including travel industry business partnerships and press and public relations activities.

We categorize our vehicle rental business based on the purpose and type of location from which customers rent from us. The following charts set forth the percentages of rental revenues and rental transactions in our U.S. and international operations based on these categories.

VEHICLE RENTALS BY CUSTOMER
Year Ended December 31, 2019

U.S.

Business
Leisure

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

VEHICLE RENTALS BY CUSTOMER (Continued)
Year Ended December 31, 2019

International

Business
Leisure

Customers who rent from us for “business” purposes include those who require vehicles in connection with commercial activities, including drivers for our TNC Partners and delivery service providers, the activities of governments and other organizations or for temporary vehicle replacement purposes. Most business customers rent vehicles from us on terms that we have negotiated with their employers or other entities with which they are associated, and those terms can differ from the terms on which we rent vehicles to the general public. We have negotiated arrangements relating to vehicle rental with many businesses, governments and other organizations, including most Fortune 500 companies.

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
Year Ended December 31, 2019

U.S.

Airport
Off airport

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

VEHICLE RENTALS BY LOCATION (Continued)
Year Ended December 31, 2019

International

Airport
Off airport

Demand for airport rentals is correlated with airline travel patterns, and transaction volumes generally follow global airline passenger traffic ("enplanement") and Gross Domestic Product ("GDP") trends. Customers often make reservations for airport rentals when they book their flight plans, which make our relationships with travel agents, associations and other partners (e.g., airlines and hotels) a key competitive strategy in generating consistent and recurring revenue streams.

Off airport rentals include insurance replacements, and we have agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. We have identified 188 insurance companies, ranging from local or regional vehicle carriers to large, national companies, as our target insurance replacement market. As of December 31, 2019, we were a preferred or recognized supplier for 124 of these insurance companies and a co-primary for 39 of them.

Customer Service Offerings

At our major airport rental locations, as well as at some smaller airport and off airport locations, customers participating in our Hertz Gold Plus Rewards program are able to rent vehicles in an expedited manner. Participants in our Hertz Gold Plus Rewards program often bypass the rental counter entirely and proceed directly to their vehicle upon arrival at our facility. Participants in our Hertz Gold Plus Rewards program are also eligible to earn Hertz Gold Plus Rewards points that may be redeemed for free rental days or converted to awards of other companies' loyalty programs. Hertz's Gold Plus Rewards program offers three elite membership tiers which provide more frequent renters the opportunity to earn additional reward points and vehicle upgrades. For the year ended December 31, 2019, rentals by Hertz Gold Plus Rewards members accounted for approximately 36% of our worldwide rental transactions. We believe the Hertz Gold Plus Rewards program provides a significant competitive advantage to us, particularly among frequent travelers, and we have targeted such travelers for participation in the program. We offer electronic rental agreements and returns for our Hertz, Dollar and Thrifty customers in the U.S. Simplifying the rental transaction saves customers time and provides greater convenience through access to digitally available rental contracts.

Our Hertz Ultimate Choice program allows customers to choose their vehicle from a range of makes, models and colors available within the zone indicated on their reservation, or they may upgrade at pick-up for a fee by choosing a vehicle from the Premium Upgrade zone. Also, when Hertz Gold Plus Rewards members make a reservation for a midsize car or above, they have access to exclusive vehicles based on their membership tier. The Hertz Ultimate Choice program is offered at 60 U.S. airport locations as of December 31, 2019.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

TNC Rentals

We have partnered with certain companies in the TNC market in the U.S. to offer vehicle rentals to their drivers in select U.S. cities. During 2019, we dedicated an average of 43,000 vehicles for use by our TNC Partners. TNC rentals provide for an additional selection of higher mileage, and thus more economical, used vehicles in our retail sales outlets. Drivers for our TNC Partners reserve vehicles online through TNC Partner websites and pick up vehicles from select locations. TNC drivers can extend the vehicle rental on a weekly basis.

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

Other Customer Service Initiatives

We offer Hertz Fast Lane powered by CLEAR that provides participating Hertz Gold Plus Rewards customers the ability to skip the rental counter and exit the gate by utilizing expedited ID verification using biometrics. We also offer a Mobile Gold Alerts service, available to participating Hertz Gold Plus Rewards customers, through which an SMS text message and/or email with the vehicle information and location is sent approximately 30 minutes prior to arrival, providing the option to choose another vehicle. We offer Hertz e-Return, which allows customers to drop off their vehicle and go at the time of rental return. Additionally, in select locations, customers can bypass the rental line through our ExpressRent Kiosks. Customers can also use cashless toll lanes with our PlatePass offering where the license plate acts as a transponder, and we offer a vehicle-subscription service on a monthly or weekend basis in select locations that provides a flexible, cost-effective alternative to vehicle ownership, with no long-term commitment required, referred to as Hertz My Car and My Hertz Weekend.

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

Franchisees generally pay royalties based on a percentage of their revenues as well as other fees, and in return are provided the use of the applicable brand name, certain operational support and training, reservations through our reservation channels, and other services. Franchisee arrangements enable us to offer expanded national and international service and a broader one-way rental program. In addition to vehicle rental, certain international franchisees engage in vehicle leasing, and the rental of chauffeur-driven vehicles, camper vans and motorcycles.

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

Franchise operations, including the purchase and ownership of vehicles, are generally financed independently by the franchisees, and we do not have an investment interest in the franchisees. Fees from franchisees, including initial franchise fees, are used to, among other things, generally support the cost of our brand awareness programs, reservations system, sales and marketing efforts and certain other services and are approximately 2% of our worldwide vehicle rental revenues for the year ended December 31, 2019.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

The following chart sets forth this seasonal effect of our vehicle rental operations by presenting quarterly revenues for each of the years ended December 31, 2019, 2018 and 2017.
Fleet

During the year ended December 31, 2019, we operated a peak rental fleet in our U.S. and International Rental Car segments of approximately 567,600 vehicles and 204,000 vehicles, respectively. Purchases of vehicles are financed by active and ongoing global borrowing programs and through cash from operations. The vehicles we purchase are either program vehicles or non-program vehicles. We periodically review the efficiencies of an optimal mix between program and non-program vehicles in our fleet and adjust the ratio of program and non-program vehicles as needed based on contract negotiations, vehicle economics and availability. During the year ended December 31, 2019, our approximate average holding period for a rental vehicle was 18 months in the U.S. and 12 months in our international operations.

Our fleet composition is as follows:

Fleet Composition by Vehicle Manufacturer*
As of December 31, 2019

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

U.S.                      International*

*Vehicle manufacturers Groupe PSA (Peugeot and Citroen), Volvo, Volkswagen Group (Volkswagen, Skoda, Audi and Seat), Daimler AG (Mercedes Benz) and BMW together comprise another 28% of the international fleet and are included as "Other" in the overall and international charts above.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Program vehicles as a percentage of all vehicles purchased within each of our U.S. and International Rental Car segments were as follows:

Hertz Car Sales and Rent2Buy

Hertz Car Sales consists of a network of 87 company-operated vehicle sales locations throughout the U.S. dedicated to the sale of used vehicles from our rental fleet consisting of non-program vehicles, as well as program vehicles that become ineligible for manufacturer repurchase or guaranteed depreciation programs. Vehicles disposed of through our retail outlets allow us the opportunity for ancillary vehicle sales revenue, such as warranty, financing and title fees.

We also offer Rent2Buy in 35 states and several European countries, an innovative program designed to sell used rental vehicles. Customers have an opportunity to rent a vehicle from our rental fleet and if the customer purchases the vehicle, the customer is credited with a portion of their rental charges. The purchase transaction is completed through the internet and by mail in those states where permitted.

We also dispose of vehicles through non-retail disposition channels such as auctions, brokered sales, sales to wholesalers and sales to dealers.

During the year ended December 31, 2019, of the vehicles sold in our U.S. vehicle rental operations that were not repurchased by manufacturers, we sold approximately 26% at auction, 38% through dealer direct and 36% at retail locations or through our Rent2Buy program. During the year ended December 31, 2019, of the vehicles sold in our international vehicle rental operations that were not repurchased by manufacturers, we sold approximately 6% at auction, 85% through dealer direct and 9% at retail locations or through our Rent2Buy program.

Markets and Competition

Competition among vehicle rental industry participants is intense and is primarily based on price, vehicle availability and quality, service, reliability, rental locations, product innovation and competition from online travel agents and vehicle rental brokers. We believe that the prominence and service reputation of the Hertz, Dollar and Thrifty brands, including our current ranking as #1 in Customer Satisfaction by J.D. Power, our extensive worldwide ownership of vehicle rental

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

operations and our commitment to innovation and service provide us with a strong competitive advantage. Our principal vehicle rental industry competitors are Avis Budget Group, Inc. (“ABG”), which currently operates the Avis, Budget, ZipCar and Payless brands, and Enterprise Holdings, which operates the Enterprise Rent-A-Car Company ("Enterprise"), National Car Rental and Alamo Rent A Car brands. There are also local and regional vehicle rental companies and transportation network companies which provide ride-hailing services that have some overlap in customer use cases, largely with respect to short length trips in urban areas.

U.S.

The U.S. represents approximately $32 billion in estimated annual industry revenues for 2019. The average number of vehicles in the U.S. vehicle rental industry increased 2% in 2019 to about 2.3 million vehicles. U.S. industry Revenue Per Unit Per Month was approximately $1,174 which was an improvement of 3.8% over 2018. Rentals by airline travelers at or near airports (‘‘airport rentals’’) are influenced by developments in the travel industry and particularly in enplanements as well as the GDP. Off airport rental volume is primarily driven by local business use, such as vehicle repair shops, leisure travel and insurance replacements.

Europe

Europe represents approximately $17 billion in annual industry revenues for 2019. Europe has generally demonstrated a lower historical reliance on air travel. The European off airport vehicle rental market has been significantly more developed than it is in the U.S. Within Europe, the largest markets in which we do business are France, Germany, Italy, Spain, and the United Kingdom. Throughout Europe, we do business through company-operated rental locations and through our partners or franchisees to whom we have licensed use of our brands.

Asia Pacific

Asia Pacific, which includes Australia and New Zealand, represents approximately $17 billion in annual industry revenues for 2019. Within this region, the largest markets in which we do business are Australia, China, Japan and South Korea. In each of these markets we have company-operated rental locations or do business through our partners or franchisees to whom we have licensed use of our brands.

Middle East and Africa

The Middle East and Africa represent approximately $4 billion in annual industry revenues for 2019. Within these regions, the largest markets in which we do business are Saudi Arabia, South Africa and the United Arab Emirates. In each of these markets we do business through our franchisees to whom we have licensed use of our brands.

Latin America

The Latin America markets represent approximately $4 billion in annual industry revenues for 2019. Within Latin America the largest markets in which we do business are Argentina, Brazil, Colombia, Panama and Mexico. In each of these markets our Hertz, Dollar and Thrifty brands are present through our partners or franchisees to whom we have licensed use of the respective brand.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

All Other Operations

Primarily consists of our Donlen business which provides integrated vehicle leasing and fleet management solutions for commercial fleets. Our All Other Operations segment generated $672 million in revenues during the year ended December 31, 2019, substantially all of which was attributable to Donlen.

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

Donlen’s leased fleet consists primarily of passenger vehicles, cargo vans and light trucks. Vehicles are acquired directly from domestic and foreign manufacturers, as well as dealers. As of December 31, 2019, approximately half of Donlen’s leased fleet is 2018 model year or newer.

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

The commercial fleet market is one of the largest segments of the U.S. automotive industry, primarily consisting of vehicles utilized in a sales, service or delivery application. The fleet management industry has experienced significant consolidation over the years and today our principal fleet management competitors in the U.S. and Canada are Element Financial Corporation, Enterprise, Automotive Resources International, LeasePlan Corporation N.V. and Wheels, Inc.

EMPLOYEES

As of December 31, 2019, we employed approximately 38,000 persons, consisting of approximately 29,000 persons in our U.S. operations and approximately 9,000 persons in our international operations. International employees are

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 26% of our workforce in the U.S. (including those in the U.S. territories) are presently in effect under active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering almost 55% of these employees will expire during 2020. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nevertheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruption.

In addition to the employees referred to above, we engage outside services, as is customary in the industry, principally for the non-revenue movement of rental vehicles between rental locations.

CORPORATE RESPONSIBILITY

We believe that managing our businesses ethically and responsibly is critical to our success as well as the right thing to do. As such, our board reviews our corporate social responsibility initiatives and we enacted an executive steering council, comprised of members of our senior management group and leaders within our key functional areas, to enhance our long-term strategy and to assess annual performance against key indicators. We are committed to continuous improvement that encourages sustainable innovation and enhances our business performance in three key areas: people, planet and product.
Our People and Communities
Our employees help drive our progress, innovation and success. As a global company, we have a responsibility to ensure our people are taken care of and thrive in their environment. We are growing our business in a way that is inclusive and supportive to all. Attracting and retaining top talent is more than a measure of our business success; it’s a measure of who we are and what we value. In addition, we engage with our communities, and through our global charitable giving and volunteer program, we are committed to making a positive difference in the areas where we work, live and serve.
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
Fuel Efficient Fleet
We work to make sustainable mobility a viable, global reality by providing customers and communities with access to fuel-efficient and lower emission vehicles. As car manufacturers offer more electric vehicles ("EVs") and the charging

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

infrastructure matures, we are well positioned to offer EVs as influenced by customer demand and other economic factors.  During the year ended December 31, 2019, our approximate average holding period for a rental vehicle is 18 months in the U.S. and 12 months in our international operations, which allows us to respond to changing customer preference on an ongoing basis.

We also partner with our corporate customers to create personalized, green travel programs which are aimed at reducing carbon emissions and fuel costs associated with their vehicle rentals, including a program through a leading third party administrator, for related carbon offsets. Additionally, we offer customization of green fleet goals to help our corporate customers reduce fuel costs and expand their employees’ use of alternative-fuel vehicles.

Waste Reduction and Recycling
We work to integrate environmental sustainability across our operations, from our car washes to the way we build our rental locations. Resource conservation and waste reduction is at the forefront of that integration. We are committed to waste reduction across our global footprint. Recycling efforts include, but are not limited to, recycling used oils and solvents, tires, batteries, IT equipment and general mixed materials.
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

Our most recent Corporate Responsibility Report is available on our website (www.hertz.com).

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

Third-Party Liability

In our U.S. operations, we are required by applicable financial responsibility laws to maintain insurance against legal liability for bodily injury (including death) or property damage to third parties arising from the operation of our vehicles, sometimes called “vehicle liability,” in stipulated amounts. In most jurisdictions, we satisfy those requirements by qualifying as a self-insurer, a process that typically involves governmental filings and demonstration of financial responsibility, which sometimes requires the posting of a bond or other security. In the remaining jurisdictions, we obtain an insurance policy from an unaffiliated insurance carrier and indemnify the carrier for any amounts paid under the policy. The regulatory method for protecting against such vehicle liability should be considered in the context of the Graves Amendment, as we generally bear limited economic responsibility for U.S. vehicle liability attributable to the negligence of our drivers, except to the extent that we successfully transfer such liability to others through insurance or contractual arrangements.

For our vehicle rental operations in Europe, we have established a wholly-owned insurance subsidiary, Probus Insurance Company Europe Limited (“Probus”), a direct writer of insurance domiciled in Ireland. In European countries with company-operated locations, we have purchased from Probus the vehicle liability insurance required by law, and Probus reinsures the risks under such insurance with HIRE Bermuda Limited, a wholly-owned reinsurance company domiciled in Bermuda. This coverage is purchased from unaffiliated carriers for Spain and Italy and is arranged for by a leasing company in Luxembourg. Accordingly, as with our U.S. operations, we bear economic responsibility for vehicle liability in our European vehicle rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside of Europe, we maintain some form of vehicle liability insurance coverage with unaffiliated carriers. The nature of such coverage, and our economic responsibility for covered losses, varies considerably. Nonetheless, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

In our U.S. vehicle rental operations and our company-operated international vehicle rental operations in many countries, we offer optional products providing Personal Accident Insurance / Personal Effects Coverage (“PAI/PEC”) and Emergency Sickness Protection ("ESP") insurance coverage to the renter and the renter's immediate family members traveling with the renter for accidental death or accidental medical expenses arising during the rental period or for damage or loss of their property during the rental period. PAI/PEC and ESP coverages are provided under insurance policies issued by unaffiliated carriers or, in Europe, by Probus, and the risks under such policies either are reinsured with HIRE Bermuda Limited or are the subject of indemnification arrangements between us and the carriers.

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

Other Risks

To manage other risks associated with our businesses, or to comply with applicable law, we purchase other types of insurance carried by business organizations, such as worker's compensation and employer's liability, commercial crime and fidelity, performance bonds, directors' and officers' liability insurance, terrorism insurance and cyber security insurance from unaffiliated insurance companies in amounts deemed by us to be adequate in light of the respective hazards, where such coverage is obtainable on commercially reasonable terms.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

We are subject to numerous types of governmental controls, including those relating to prices and advertising, privacy and data protection, currency controls, labor matters, credit and charge card operations, insurance, environmental protection, used vehicle sales and licensing.

Dealings with Renters

In the U.S., vehicle rental transactions are generally subject to Article 2A of the Uniform Commercial Code, which governs “leases” of tangible personal property. Vehicle rental is also specifically regulated in more than half of the states of the U.S. and many other international jurisdictions. The subjects of these regulations include the methods by which we advertise, quote and charge prices, the consequences of failing to honor reservations, the terms on which we deal with vehicle loss or damage (including the protections we provide to renters purchasing loss or damage waivers) and the terms and method of sale of the optional insurance coverage that we offer. Some states (including California, Nevada and New York) regulate the price at which we may sell loss or damage waivers, and many state insurance regulators have authority over the prices and terms of the optional insurance coverage we offer. See “Insurance and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1. BUSINESS (Continued)

Risk Management-Damage to Our Property” above for further discussion regarding the loss or damage waivers and optional insurance coverages that we offer renters. In addition, various consumer protection laws and regulations may generally apply to our business operations. Internationally, regulatory regimes vary greatly by jurisdiction and include increasing scrutiny from consumer law regulators in Europe and a stronger focus on corporate compliance, but the regimes do not generally prevent us from dealing with customers in a manner similar to that employed in the U.S.

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

AVAILABLE INFORMATION

You may access, free of charge, Hertz Global and Hertz's reports filed with or furnished to the SEC (including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those forms) directly through the SEC or indirectly through our website (www.hertz.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS

Our business is subject to a number of significant risks and uncertainties, some of which are described below and should be carefully considered along with all of the information in this 2019 Annual Report. These risks and uncertainties, however, are not the only risks and uncertainties that we encounter in our operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations, financial condition, liquidity and cash flows. In such a case, you may lose all or part of your investment in Hertz Global's common stock or The Hertz Corporation's debt securities. You should carefully consider each of the following risks and uncertainties. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, operating results or cash flow and may make an investment in our securities speculative or risky. We believe that the following information identifies the material risks and uncertainties affecting Hertz Global and Hertz; however, the following risks and uncertainties are not the only risks and uncertainties facing us and it is possible that other risks and uncertainties might significantly affect us.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our vehicle rental business is particularly sensitive to reductions in the levels of business and leisure travel, and reductions in business and leisure travel could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

The vehicle rental industry is particularly affected by reductions in business and leisure travel, especially with respect to levels of airline passenger traffic. Reductions in levels of air travel, whether caused by general economic conditions, airfare increases (e.g., capacity reductions or increases in fuel costs borne by commercial airlines) or other events (e.g., work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events) could materially adversely affect us. In particular, we derive a substantial proportion of our revenues from key leisure destinations in the U.S., including Florida, Hawaii, California, New York and Texas, and Europe and the level of travel to these destinations is dependent upon the ability and willingness of consumers to travel on vacation and the effect of economic cycles on consumers’ discretionary travel, including shortages of fuel and increases or volatility in fuel costs. To the extent levels of business and leisure travel are adversely affected, our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

We face intense competition that may lead to downward pricing or an inability to increase prices.

We believe that price is one of the primary competitive factors in the vehicle rental market and that technology has enabled cost-conscious customers, including business travelers, to compare rates available from rental companies more easily. If we try to increase our pricing, our competitors, some of whom may have greater resources and better access to capital than us, may seek to compete aggressively on the basis of pricing. In addition, our competitors may reduce prices in order to, among other things, attempt to gain a competitive advantage, capture market share or compensate for declines in rental activity. We also compete with non-traditional companies for vehicle rental market share, including auto manufacturers, ride-hailing and car sharing companies and other competitors in the mobility industry. To the extent we do not react appropriately to our competition or optimize our revenue and pricing strategies, we may experience sub-optimal pricing decisions, sub-optimal asset utilization, poor customer satisfaction, lost revenue and other unfavorable consequences which may materially adversely affect our revenues and results of operations, financial condition, liquidity and cash flows. See Item 1, “Business - U.S. and International Rental Car Segments - Markets and Competition” in this 2019 Annual Report.

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

Vehicle costs typically represent our largest expense and vehicle purchases are typically made weeks or months in advance of the expected use of the vehicle. Accordingly, our business is dependent upon the ability of our management to accurately estimate future levels of rental activity and consumer preferences with respect to the mix of vehicles used in our rental operations and the location of those vehicles. If we are unable to purchase a sufficient number of vehicles, or the right types of vehicles, to meet consumer demand, we may lose revenue or market share to our competitors. If we purchase too many vehicles, our Vehicle Utilization could be adversely affected and we may not be able to dispose of excess vehicles in a timely and cost-effective manner. Our failure to utilize a flexible and systematic process for fleet management that accurately estimates future levels of rental activity and determines the appropriate mix of vehicles used in our rental operations may result in obsolescence and excessive aging of fleet, the inability to sell fleet at adequate prices, inefficient fleet utilization, increased fleet costs, lower customer satisfaction, and other unfavorable consequences which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Increased vehicle cost due to declining values of our non-program vehicles in our operations could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Manufacturers agree to repurchase program vehicles at a specified price or guarantee the depreciation rate on the vehicles during a specified time period. We sell our non-program vehicles through various sales channels in the used vehicle market, including auctions, dealer direct sales and retail lots through our car sales program, and have an increased risk that the net amount realized upon the disposition of the vehicle will be less than its estimated residual value at such time. Any decrease in residual values of our non-program vehicles could result in a substantial loss on the sale of such vehicles or accelerated depreciation while we own the vehicles, which can materially adversely affect our results of operations, financial condition, liquidity and cash flows.

While program vehicles generally cost more than comparable non-program vehicles, the use of program vehicles enables us to forecast our depreciation expense with more precision, which is useful because depreciation is a significant cost in our operations. Using program vehicles is also useful in managing our seasonal peak demand for vehicles because we may be able to sell certain program vehicles shortly after having acquired them at a higher value than what we could for a similar non-program vehicle at that time. If there were fewer program vehicles in our rental operations, these benefits would diminish and we would bear increased risk related to residual value. In addition, the related depreciation on our vehicles and our flexibility to reduce the number of vehicles used in our rental operations by returning vehicles sooner than originally expected without the risk of loss in the event of an economic downturn or to respond to changes in rental demand would be reduced.

The market for used vehicles is subject to economic factors, such as demand, consumer interests, pricing of new car models, fuel costs and other general economic conditions and may not produce stable vehicle prices in the future. A reduction in residual values for vehicles in our rental fleet could cause us to sustain a substantial loss on the sale of vehicles or require us to depreciate those vehicles at a higher rate. Our vehicle costs could increase due to any reduction in the market value of our vehicles, which could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We may fail to respond adequately to changes in technology, customer demands and market competition.

Our industry has recently been characterized by rapid changes in technology, customer demands and market competition. For example, industry participants have taken advantage of new technologies to improve Vehicle Utilization, decrease customer wait times and improve customer satisfaction. Our industry has also seen the entry of traditional and non-traditional competitors, including TNCs, whose businesses are based on emerging mobile platforms

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

and efforts to introduce various types of autonomous vehicles and other potentially disruptive technologies. Our ability to continually improve our current processes and products in response to changes in technology is essential in maintaining our competitive position and current levels of customer satisfaction. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced product offerings. A failure to have a systematic and comprehensive process related to emerging or disruptive competitors or technology may result in loss of competitive differentiation, margin erosion, departure of key partners, declining market share, inability to achieve growth targets, and other unfavorable consequences which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

If we are unable to purchase adequate supplies of competitively priced vehicles and the cost of the vehicles we purchase increases, our results of operations, financial condition, liquidity and cash flows may be materially adversely affected.

Our vehicle purchase strategies can be affected by commercial, economic, market and other conditions. For example, certain vehicle manufacturers have occasionally utilized strategies to reduce sales to the vehicle rental industry, which can negatively affect our ability to obtain vehicles on competitive terms and conditions. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles at competitive prices and on competitive terms and conditions. If we are unable to obtain a sufficient supply of vehicles, or if we obtain less favorable pricing and other terms during the acquisition of vehicles and are unable to recover from the increased costs, then our results of operations, financial condition, liquidity and cash flows may be materially adversely affected.

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

Beginning in 2018, the TCJA eliminated the deferral of tax gains on the disposition of revenue earning vehicles maintained under our LKE program. While we expect that additional deductions provided by the TCJA for 100% expensing of vehicles purchased after September 27, 2017 and placed in service before December 31, 2022 could offset the previously-deferred tax gains realized upon the disposition of revenue earning vehicles maintained under the LKE program, we can offer no assurance that these deductions will fully offset tax gains realized upon the disposition of revenue earning vehicles.

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

The Raechel and Jacqueline Houck Safe Rental Car Act of 2015 prohibits us from renting vehicles with open federal safety recalls and requires us to repair or address these recalls prior to renting or selling the vehicle. Any federal safety recall would require us to cease renting recalled vehicles until we can react to the recall. We cannot control the number of vehicles that may be subject to manufacturer recalls. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to rent recalled vehicles for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our vehicles, and could also result in the loss of business to our competitors. Depending on the severity of any recall, it could materially adversely affect, among other things, our revenues, create customer service problems, present liability claims, reduce the residual value of the recalled vehicles and harm our general reputation.

A business continuity plan is necessary for our global business.

We have a business continuity plan designed to (i) identify key assets, operations and underlying threats, (ii) define and assess relevant threats (e.g., natural disasters, pandemics, terrorism, etc.) on business operations, (iii) develop and categorize action plans to minimize the impact of the identified threats and (iv) test the adequacy of our action plans. If our business continuity plan fails to operate as intended, we may experience significant business disruptions, increased litigation and liabilities, product and service quality failures, irreparable harm to customer relationships and other unfavorable consequences which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

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

Our international operations are based in Uxbridge, England and we have significant vehicle rental operations in the United Kingdom and the Eurozone. The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s withdrawal from the European Union (the “Brexit”). On October 19, 2019, the European Commission and the United Kingdom government announced a negotiated withdrawal agreement, which provides for a transition period ending on December 31, 2020 (that may be extended for up to 2 years) during which, except as otherwise provided, European Union law will be applicable to and in the United Kingdom. The United Kingdom formally left the European Union on January 31, 2020. While the withdrawal agreement includes a non-binding political declaration of the framework for the future relationship between the European Union and the United Kingdom, there exists significant uncertainty as to the scope, nature and terms of such future relationship. Depending on the terms of Brexit, the United Kingdom could lose access to the single European Union market and to the global trade deals negotiated by the European Union on behalf of its members. Brexit could also lead to potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. The effects of Brexit and the perceptions as to the impact of the withdrawal of the United Kingdom from the European Union have and for the foreseeable future may continue to adversely affect business activity and economic and market conditions in the United Kingdom, the Eurozone and globally and contribute to instability in global financial and foreign exchange markets. In addition, Brexit could lead to additional political, legal and economic instability in the European Union. Any of the above effects of Brexit, among others, could make it more difficult for us to manage our international operations in the United Kingdom and could adversely affect our financial results.

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

Our operations in many different countries increases the risk of a violation, or alleged violation, of the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, other applicable anti-corruption laws and regulations, the economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the anti-boycott regulations administered by the U.S. Department of Commerce's Office of Anti-Boycott Compliance. The failure of our program to operate as designed can result in a failure to comply with applicable laws, which could result in significant penalties or otherwise harm the Company’s reputation and business. There can be no assurance that all of our employees, contractors and agents will comply with the Company’s policies that mandate compliance with these laws. Violations of these laws could result in legal and regulatory sanctions, increased litigation and fines and legal expense, prolonged negative publicity, diminished investor confidence, declining employee morale and other unfavorable consequences, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

Our business is heavily reliant upon communications networks and centralized information technology systems and the concentration of our systems creates risks for us.

We rely heavily on communication networks and information technology systems to, among other things, accept reservations, process rental and sales transactions, manage our pricing, manage our revenue earning vehicles, manage our financing arrangements, account for our activities and otherwise conduct our business. Our reliance on these networks and systems exposes us to various risks that could cause a loss of reservations, interfere with our ability to manage our vehicles, delay or disrupt rental and sales processes, adversely affect our ability to comply with our financing arrangements and otherwise materially adversely affect our ability to manage our business effectively. Our major information technology systems, reservations and accounting functions are centralized in a few locations worldwide. Any disruption, termination or substandard provision of these services, whether as the result of localized conditions (e.g., fire, explosion or hacking), failure of our systems to function as designed, or as the result of events or circumstances of broader geographic impact (e.g., earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and information technology functions or by eliminating access to financing arrangements. Any disruption or poor performance of our systems could lead to lower revenues, increased costs or other material adverse effects on our results of operations, financial condition, liquidity and cash flows.

Failure to maintain, upgrade and consolidate our information technology systems could adversely affect us.

We are continuously evaluating, upgrading and consolidating our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. In addition, we outsource a significant portion of our information technology services. These types of activities subject us to additional costs and inherent risks associated with outsourcing, replacing and changing these systems, including impairment of our ability to manage our business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, potential delays or disruptions from upgrading and consolidating our systems and other risks and costs of delays or difficulties in transitioning to outsourcing alternatives, new systems or integrating new systems into our current systems. Failure to have a comprehensive technology plan and effective processes may result in an inability to support business growth expectations and successfully execute priorities and strategic information technology business programs and initiatives, cost overruns and excessive write-offs, missed business objectives, program delays and business disruptions, service quality issues, regulatory violations, high rates of transaction failures and rework, detrimental impact to customers, potential litigation, loss of key talent and other unfavorable consequences. In addition, the implementation of our technology initiatives and systems may cause disruptions in our business operations by severely degrading performance or a complete loss of service and have an adverse effect on our business and operations if not anticipated and appropriately mitigated and our competitive position may be adversely affected if we are unable to maintain systems that allow us to manage our business in a competitive manner.

The misuse or theft of information we possess, including as a result of cyber security breaches, could harm our brand, reputation or competitive position and give rise to material liabilities which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We regularly possess, process and store non-public information about millions of individuals and businesses, including both credit and debit card information and other sensitive and confidential personal information in the normal course of our business. In addition, our customers regularly transmit sensitive and confidential information to us via the internet and through other electronic means. Despite the security measures and compliance programs we currently maintain and monitor, our facilities and systems and those of our third-party service providers may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our facilities or systems, or those of third parties with whom we do business, through fraud, misrepresentation, or other forms of deception. Many of the techniques used to obtain unauthorized access, including viruses, worms and other malicious software programs, are difficult to anticipate until launched against a target and we may be unable to implement adequate preventative measures. The failure of our information facilities and systems to perform as designed, or the failure to maintain and protect the security of data, whether as the result of our own error or the malfeasance or errors of others, could result in regulatory fines and sanctions, increased

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

litigation, prolonged negative publicity, data breaches, declining customer confidence, loss of key customers and other unfavorable consequences. For example, in recent years many companies have been subject to high-profile security breaches that involved sophisticated and targeted attacks on the company’s infrastructure and the compromise of non-public sensitive and confidential information. These attacks were often not recognized or detected until after the disclosure of sensitive information notwithstanding the preventive and anticipative measures the companies had maintained. To date, cyber security attacks directed at us have not had a material impact on our operations or financial results.

Cyber security threats in our business environment expose us to risks.

We encounter continuous exposure to cyber-attacks and other security threats to our information networks and systems and the information stored thereon. Although we have implemented policies, procedures and controls designed to protect against, detect and mitigate these threats, at considerable cost, we face evolving and persistent attacks on our information infrastructure. The attempts by others to gain unauthorized access to our information technology assets are becoming more diverse and sophisticated. We monitor our obligations under and compliance with global laws requiring information security safeguards and notification in the event of a security breach, including the European Union's Global Data Protection Regulation (the "GDPR") and United States breach notification laws. We respond to potential security issues by utilizing procedures that provide for controls on detecting and addressing cyber security threats and communicating information to senior personnel and security representatives that we retain. We have also taken steps to address cyber security threats at third-parties that possess, process, store and handle our information to mitigate the potential risk to us. Such measures include contractually requiring the third-parties to maintain certain data security controls. However, because of the rapidly changing nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls have or will detect or prevent all of these threats, and we cannot predict the full impact of any such past or future incident. Any failure by us to effectively address, enforce and maintain our information technology infrastructure and cyber security framework may result in substantial harm to our business, including major disruptions to business operations, loss of intellectual property, release of confidential information, malicious corruption of data, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity. Although we maintain insurance coverage to address cyber security events that we believe is adequate for our business, there can be no assurance that such insurance will cover substantially all of our potential costs and expenses related to cyber security incidents that may happen in the future. In addition, privacy laws in the U.S., including the California Consumer Privacy Act (the "CCPA"), which went into effect on January 1, 2020, increasingly provide for private rights of action, with high statutory damages in the event of certain security breaches, which could increase our potential liability in the event that our information is impacted by a cyber security incident.

We may face particular data protection, data security and privacy risks in connection with the European Union's Global Data Protection Regulation and other privacy regulations.

Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personally-identifying information are evolving in the European Union, U.S. and other jurisdictions in which we operate. The GDPR, which became effective on May 25, 2018, imposes new compliance obligations for the collection, use, retention, security, processing, transfer and deletion of personally identifiable information of individuals and creates enhanced rights for individuals. In the CCPA, which grants expanded rights to access and delete personal information, and the right to opt out of the sale of personal information, among other things, became effective on January 1, 2020.

These changes in the legal and regulatory environments in the areas of customer and employee privacy, data security, and cross-border data flows could have a material adverse effect on our business, primarily through the impairment of our marketing and transaction processing activities, the limitation on the types of information that we may collect, process and retain, the resulting costs of complying with such legal and regulatory requirements and potential monetary forfeitures and penalties for noncompliance.

We actively monitor compliance with data protection and privacy-related laws, including with the GDPR and CCPA, however, these laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Such regulations may increase our compliance and administrative burden significantly and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

may require us to invest resources and management attention in order to update our IT systems to meet the new requirements. It is possible that we could encounter significant liability for failing to comply with any such requirements.

Our leases and vehicle rental concessions expose us to risks.

We maintain a substantial network of vehicle rental locations at airports in the U.S. and internationally. Many of these locations are leased and subject to vehicle rental concessions where vehicle rental companies are typically required to bid periodically for the available locations. If we are unable to continue operating these facilities at their current locations due to the termination of leases or vehicle rental concessions at airports, which comprise a majority of our revenues, our operating results could be adversely affected. In addition, if the costs of these leases increase and we are unable to increase our prices to offset the increased costs, our financial results could suffer.

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

We develop and maintain a talent management strategy that defines current and future talent requirements (e.g., experience, skills, location requirements, timing, etc.) based on our strategic direction, outlines coordinated recruiting and development plans across businesses and regions and considers employee mobility, centers of excellence and shared service concepts to optimize resource plans and leverage labor arbitrage. The consequences that may result from a failure of our employee retention and talent management can include an inability to sustain growth strategies due to the lack of required talent, inadequate staffing levels, non-competitive cost structures, an inability to encourage innovation and sustain competitive differentiation, declining employee morale, increased attrition and declining product and service quality.

We may face issues with our union employees.

Labor contracts covering the terms of employment for the Company's union employees in the U.S. (including those in the U.S. territories) are presently in effect under active contracts with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. These contracts are renegotiated periodically and we anticipate renegotiating labor contracts with approximately 55% of these employees in 2020. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

If there is a determination that any of the Spin-Off or the internal spin-off transactions completed in connection with the Spin-Off (collectively with the Spin-Off, the “Spin-Offs”) is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the Internal Revenue Service ("IRS") private letter ruling or tax opinions are incorrect or for any other reason, then Herc Holdings and its stockholders could incur significant U.S. federal income tax liabilities and Hertz Global could incur significant liabilities.

In connection with the Spin-Offs, Herc Holdings received a private letter ruling from the IRS to the effect that, subject to the accuracy of and compliance with certain representations, assumptions and covenants, (i) the Spin-Off will qualify as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Code, and (ii) the internal spin-off transactions will qualify as tax free under Section 355 of the Code. A private letter ruling from the IRS generally is binding on the IRS. However, the IRS ruling did not rule that the Spin-Offs satisfied every requirement for a tax-free spin-off, and Herc Holdings and Hertz Global relied solely on opinions of professional advisors to determine that such additional requirements were satisfied. The ruling and the opinions relied on certain facts, assumptions, representations and undertakings from Herc Holdings and Hertz Holdings regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect or not otherwise satisfied, Herc Holdings and Hertz Global, and their affiliates may not be able to rely on the ruling or the opinions of tax advisors and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax advisors, the IRS could determine on audit that the Spin-Offs and related transactions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for any other reason, including as a result of certain significant changes in the stock ownership of Herc Holdings or Hertz Global after the Spin-Off. If the Spin-Offs or related transactions are determined to be taxable for U.S. federal income tax purposes, Herc Holdings and Hertz Global and, in certain cases, their stockholders (at the time of the Spin-Off) could incur significant U.S. federal income tax liabilities, including taxation on the value of the Hertz Global stock distributed in the Spin-Off and the value of other companies distributed in the internal Spin-Off transactions, and Hertz Global could incur significant liabilities, either directly to the tax authorities or under a Tax Matters Agreement entered into with Herc Holdings.

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

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the vehicles rented or sold by us, and for employment-related injury claims by our employees. The Company is currently a defendant in numerous actions and has received numerous claims for which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. We self-insure up to $10 million per occurrence globally and the Company has $200 million insurance coverage excess of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

retentions. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance or reserves, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See Item 1, “Business - Insurance and Risk Management” and Note 14, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, ‘‘Financial Statements and Supplementary Data.”

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

We participate in various “multiemployer” pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statements of operations and as a liability on our consolidated balance sheets. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial condition, results of operations, liquidity and cash flows. See Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, ‘‘Financial Statements and Supplementary Data."

Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We are subject to federal, state, local and foreign environmental laws and regulations in connection with our operations, including with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and waste oils. We cannot assure you that our tanks will at all times remain free from leaks or that the use of these tanks will not result in significant spills or leakage. If leakage or a spill occurs, it is possible that the resulting costs of cleanup, investigation and remediation, as well as any resulting fines, could be significant. We cannot assure you that compliance with existing or future environmental laws and regulations will not require material expenditures by us or otherwise have a material adverse effect on our consolidated financial condition, results of operations, liquidity or cash flows. See Item 1, ‘‘Business—Governmental Regulation and Environmental Matters’’ in this 2019 Annual Report.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

Changes in the U.S. legal and regulatory environment that affect our operations, including laws and regulations relating to accounting principles, taxes, automobile related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, licensing and franchising, used-car sales (including retail sales), cost and fee recovery and the banking and financing industry could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

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

Any new, or change in existing, U.S. law and regulation with respect to optional insurance products or policies could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. For further discussion regarding how changes in the regulation of insurance intermediaries may affect us, see Item 1, ‘‘Business—Insurance and Risk Management’’ in this 2019 Annual Report. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

We derive revenue through rental activities of our brands under franchise and license arrangements. These arrangements are subject to various international, federal and state laws and regulations that impose limitations on our interactions with counterparties. In addition, the used-vehicle sale industry, including our network of company-operated retail vehicle sales locations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales and related finance and insurance matters, advertising, licensing, consumer protection and consumer privacy. Changes in these laws and regulations that impact our franchising and licensing agreements or our used-vehicle sales could adversely affect our results.

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

Our substantial indebtedness could materially adversely affect our business by, among other situations: (i) making it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and to the lenders under our various credit facilities, resulting in possible defaults on, and acceleration or early amortization of, such indebtedness; (ii) being difficult to refinance or borrow additional funds in the future; (iii) requiring us to dedicate a substantial portion of our cash flows from operations and investing activities to make payments on our debt, which would reduce our ability to fund working capital, capital expenditures or other general corporate purposes; (iv) increasing our vulnerability to general adverse economic and industry conditions (such as credit-related disruptions), including interest rate fluctuations, because a portion of our borrowings are at floating rates of interest and are not hedged against

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

rising interest rates, and the risk that one or more of the financial institutions providing commitments under our revolving credit facilities fails to fund an extension of credit under any such facility, due to insolvency or otherwise, leaving us with less liquidity than expected; (v) placing us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and (vi) limiting our ability to react to competitive pressures, or make it difficult for us to carry out capital program spending that is necessary or important to our growth strategy and our efforts to improve operating margins. While the terms of the agreements and instruments governing our outstanding indebtedness contain certain restrictions upon our ability to incur additional indebtedness, they do not fully prohibit us from incurring substantial additional indebtedness and do not prevent us from incurring obligations that do not constitute indebtedness. If new debt or other obligations are added to our current liability levels without a corresponding refinancing or redemption of our existing indebtedness and obligations, these risks would increase. For a description of the amounts we have available under certain of our debt facilities, see Note 5, "Debt," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Our ability to manage these risks depends on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described under “Risks Related to Our Business and Industry.”

Our Senior Facilities, our Letter of Credit Facility and our Alternative Letter of Credit Facility contain customary events of default, subject to customary cure periods for certain defaults, that include, among others, non-payment defaults, covenant defaults, material judgment defaults, bankruptcy and insolvency defaults, cross-acceleration of certain other material indebtedness, and inaccuracy of representations and warranties. Upon an event of default thereunder, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable, which may cause further defaults and/or amortization events under our other debt obligations. The credit agreement governing our Senior Facilities and the credit agreements governing our Letter of Credit Facility and Alternative Letter of Credit Facility require us upon a change of control, as defined therein, to make an offer to repay in full all amounts outstanding thereunder and terminate the underlying commitments upon such a change of control. Our failure to make such an offer would result in an event of default thereunder. In addition, the indentures governing our Senior Notes and our Senior Second Priority Secured Notes require us upon a change of control, as defined therein, to make an offer to repurchase all of such outstanding Senior Notes and Senior Second Priority Secured Notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. If we failed to repurchase the Senior Notes and Senior Second Priority Secured Notes, we would be in default under the related indenture. Certain of our other indebtedness also could result in defaults and/or amortization events upon the occurrence of certain change of control events, as defined therein. If our current lenders accelerate the maturity of their related indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis, and there is no guarantee that we would be able to repay, refinance, or restructure the payments on such debt.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS (Continued)

backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. At this time, due to a lack of consensus as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity. However, if LIBOR ceases to exist, we may need to renegotiate certain of our financing agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As of December 31, 2019, we had $5.7 billion in outstanding indebtedness tied to LIBOR. Additionally, these changes may have an impact on the value of or interest earned on any LIBOR-based marketable securities, fleet leases, loans and derivatives that are included in our financial assets and liabilities.

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
Hertz Holdings has a significant number of authorized but unissued shares, including shares available for issuance pursuant to various equity plans. In addition, in recent years, several shareholders, most notably affiliates of Carl Icahn, have accumulated significant amounts of Hertz Holdings common stock and may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors. A sale of a substantial number of shares or other equity-related securities in the public market pursuant to new issuances or by these significant shareholders could depress the market price of Hertz Holdings' stock and impair its ability to raise capital through the sale of additional equity securities. Any such sale or issuance would dilute the ownership interests of the then-existing stockholders and could have a material adverse effect on the market price of Hertz Holdings' common stock.

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
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2. PROPERTIES (Continued)

minimums, which are based on a percentage of revenues or sales at the relevant premises, or to do both. See Note 9, "Leases," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

We own our worldwide headquarters facility in Estero, Florida. We also own two facilities in Oklahoma City, Oklahoma at which reservations for our vehicle rental operations are processed, global information technology systems are serviced and certain finance and accounting functions are performed. Additionally, we own a reservation and financial center near Dublin, Ireland, at which we have centralized our European vehicle rental reservation, customer relations, accounting and human resource functions and lease a European headquarters office in Uxbridge, England. Donlen's headquarters is in a leased facility in Bannockburn, Illinois, and Donlen also has leased sales offices located throughout the U.S. and Canada.
ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 14, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the names, ages, number of years employed by the Company as of February 13, 2020 and positions of our executive officers:

Name	Age	Number of Years Employed	Position
Kathryn V. Marinello	63	3	President and Chief Executive Officer
Jamere Jackson	50	1	Executive Vice President and Chief Financial Officer
Murali Kuppuswamy	58	2	Executive Vice President and Chief Human Resources Officer
Jodi J. Allen	54	2	Executive Vice President and Chief Marketing Officer
M. David Galainena	62	—	Executive Vice President, General Counsel and Secretary
Opal G. Perry	48	1	Executive Vice President and Chief Information Officer
Paul E. Stone	49	1	Executive Vice President and Chief Retail Operations Officer North America
Angela I. Brav	58	—	President - Hertz International
R. Eric Esper	39	1	Senior Vice President and Chief Accounting Officer

Ms. Marinello has served as President and Chief Executive Officer and a director of the Company since January 2017. Ms. Marinello previously served as a Senior Advisor of Ares Management LLC, a global alternative investment manager, from March 2014 to December 2016, and as Chair, President and Chief Executive Officer of Stream Global Services, Inc., a business process outsourcing service provider, from 2010 to March 2014. Ms. Marinello served as Chair, Chief Executive Officer and President of Ceridian Corporation, a provider of human resources software and services, from 2006 to 2010 (promoted to Chair in 2007). She served in a broad range of senior roles from 1997 to 2006 at General Electric Co. ("GE"), an international industrial and technology company, including leading global, multi-billion dollar financial and services businesses and subsidiaries. During that period, she served as Chief Executive Officer and President of GE Fleet Services at GE Commercial Finance from October 2002 to October 2006 and GE Insurance Solutions from 1999 to 2002. She served as President and Chief Executive Officer of GE Financial Assurance Partnership Marketing Group, a diverse organization that includes GE’s affinity marketing business, Auto & Home Insurance business and Auto Warranty Service business, from December 2000 to October 2002. Prior to GE, Ms. Marinello served as President of the Electronic Payments Group at First Data Corporation, which provides electronic banking and commerce, debit and commercial processing to the financial services industry. She has also served in senior leadership positions at several financial institutions, including US Bank (previously First Bank Systems), Chemical Bank, Citibank and Barclays.  Ms. Marinello has served as a director of Volvo Group, a multinational manufacturing company, since April 2014. Ms. Marinello also served as a director at The Nielsen Company B.V., a global information and measurement company, from July 2014 to May 2017, as a director of General Motors Company, a global automotive company, from July 2007 to December 2016, and as a director of RealPage, Inc., a provider of property management software and solutions, from 2015 to March 2017.

Mr. Jackson has served as Executive Vice President and Chief Financial Officer of the Company since September 2018. From March 2014 to August 2018, Mr. Jackson served as Chief Financial Officer of Nielsen Holdings plc, an information, data and measurement company. From 2004 to February 2014, Mr. Jackson held a variety of leadership roles at General Electric Company, an international industrial and technology company, most recently as Vice President and Chief Financial Officer of a division of GE Oil & Gas, an equipment supplier for the global oil and gas industry. Mr. Jackson has served on the board of directors for Eli Lilly & Co, a global pharmaceutical company, since October 2016 where he serves on the audit and finance committees.

Mr. Kuppuswamy has served as Executive Vice President and Chief Human Resources Officer of the Company since September 2017. Mr. Kuppuswamy previously served as the Chief Human Resources Officer at Baker Hughes, LLC, an industrial service company, from May 2016 to July 2017. He has more than 30 years of human resources management experience, serving in Vice President roles for Baker Hughes, LLC since 2011 in Europe, Africa and Russia. From 1993 to 2011, he worked at General Electric Company, an international industrial and technology company, where he held various human resources leadership positions including at GE Global Research, GE Capital and GE Lighting divisions in the U.S and India.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (Continued)

Ms. Allen has served as Executive Vice President and Chief Marketing Officer of the Company since October 2017. Ms. Allen has more than 30 years of consumer experience in various leadership roles at The Procter & Gamble Company ("Proctor & Gamble"), a consumer products company. She served as Vice President and General Manager of North America Hair Care at Procter & Gamble, where she managed a cross-functional team responsible for developing portfolio strategy across six brands. Prior to that, Ms. Allen spent eight years in Baby Care and General Management and 19 years in various other key positions at Procter & Gamble.

Mr. Galainena has served as Executive Vice President, General Counsel and Secretary of the Company since April 2019. Prior to joining the Company, Mr. Galainena was in private practice as a Partner at Winston & Strawn LLP, an international law firm, which he joined in 1995. Mr. Galainena has more than thirty years of private practice experience concentrating in structured finance, capital markets and general financing matters.

Ms. Perry has served as Executive Vice President and Chief Information Officer of the Company since August 2018. Ms. Perry has over 20 years of expertise in building and growing global technology organizations, leading change initiatives and managing integration activities.  Prior to joining the Company, Ms. Perry served in various leadership positions at Allstate Corporation, a major insurance provider, from November 2011 to July 2018, including as Vice President of Technology and Strategic Ventures and Divisional Chief Information Officer, Claims Division, from 2016 to 2018, Interim Managing Director of Allstate Northern Ireland from 2015 to 2016, Chief Operating Officer of Allstate Technology and Strategic Ventures International from 2014 to 2016 and Vice President of Testing and Release Management from 2011 to 2014. Prior to joining Allstate, Ms. Perry served at Wells Fargo and Company, a multinational financial services company, as Vice President and Technology Area Manager of the Internet Services Group from March 2008 to November 2011 and as Technology Manager for the Home and Consumer Finance Group from February 2004 to March 2008.

Mr. Stone has served as Executive Vice President and Chief Retail Operations Officer North America of the Company since March 2018. Mr. Stone most recently served as the Chief Retail Officer at Cabela’s Inc., an outdoor outfitter retail company, from November 2015 to December 2017. Prior to joining Cabela’s Inc., Mr. Stone spent 28 years growing his career with Sam’s Club, a retail warehouse subsidiary of Walmart Inc., a multinational retail corporation, most-recently as Senior Vice President - West Division from 2007 to 2015, where he led operations upwards of 200 locations with more than 30,000 employees.

Ms. Brav has served as President - Hertz International for the Company since November 2019. Prior to joining the Company, Ms. Brav served as Principal and Owner at AB Consulting & Advisors, a hospitality and entrepreneurial consulting firm she founded in January 2018. From August 2011 to December 2017, Ms. Brav served as Chief Executive Officer, Europe and Northern Africa for InterContinental Hotels Group ("IHG"), a multinational hospitality company. From January 2001 to August 2011, Ms. Brav held multiple operational and strategic roles in the United States and Europe for IHG, including Chief Operating Officer, North America and other senior executive positions.

Mr. Esper has served as Senior Vice President and Chief Accounting Officer of the Company since November 2018. He previously served as Vice President and Controller of the Company beginning March 2018. From July 2010 to March 2018, Mr. Esper held a variety of financial leadership roles with Norwegian Cruise Line Holdings Ltd., a worldwide cruise line company, most recently as Vice President, Brand Finance & Strategy, and Vice President and Controller. Mr. Esper is also a Certified Public Accountant.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HERTZ GLOBAL

Hertz Holdings' common stock trades on the New York Stock Exchange ("NYSE") under the symbol "HTZ". As of February 13, 2020, there were 1,340 registered holders of Hertz Holdings common stock.

Hertz Holdings paid no cash dividends on its common stock in 2019 or 2018, and it does not expect to pay dividends on its common stock for the foreseeable future.

Hertz Holdings has a Board-approved share repurchase program that authorizes it to repurchase shares of its common stock through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate Hertz Holdings to make any repurchases at any specific time or situation. There were no shares repurchased under this program in 2019 or 2018. As of December 31, 2019, there was $295 million available for use for repurchases under this program.

Since Hertz Holdings does not conduct business itself, it primarily funds dividends on, and repurchases of, its common stock using dividends from Hertz or amounts borrowed under the master loan agreement. The credit agreements governing Hertz's Senior Facilities, Letter of Credit Facility and Alternative Letter of Credit Facility restrict Hertz's ability to make dividends and certain payments, including payments to Hertz Holdings for dividends on Hertz Holdings' common stock or for share repurchases.

Recent Performance

The graph that follows compares the cumulative total stockholder return on Hertz Holdings common stock with the Russell 1000 Index and the Morningstar Rental & Leasing Services Industry Group. The periods depicted in the chart below prior to the Spin-Off reflect the performance of Old Hertz Holdings common stock and the periods subsequent to the Spin-Off reflect the performance of Hertz Holdings common stock. The Russell 1000 Index is included because it is comprised of the 1,000 largest publicly traded issuers. The Morningstar Rental & Leasing Services Industry Group is a published, market capitalization-weighted index representing stocks of companies, including Hertz Holdings, that rent or lease various durable goods to the commercial and consumer market including vehicles and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods. The results are based on an assumed $100 invested on December 31, 2014, at the market close, through December 31, 2019.

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

Hertz did not pay dividends to Hertz Holdings in 2019 or 2018. The credit agreements governing Hertz's Senior Facilities, Letter of Credit Facility and Alternative Letter of Credit Facility restrict Hertz's ability to make dividends and certain payments to Hertz Holdings.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

HERTZ GLOBAL

The selected statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected balance sheet data as of December 31, 2019 and 2018 were derived from the audited consolidated financial statements of Hertz Global included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.” The selected statement of operations data for the year ended December 31, 2016 and the selected balance sheet data as of December 31, 2017 and 2016 were derived from audited consolidated financial statements of Hertz Global, not included in this 2019 Annual Report. The selected statement of operations data for the year ended December 31, 2015 and the selected balance sheet data as of December 31, 2015 were derived from audited consolidated financial statements of Old Hertz Holdings, not included in this 2019 Annual Report.

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto of Hertz Global included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data,” to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data in this section is not intended to replace the audited consolidated financial statements of Hertz Global.

(In millions, except per share data)	Years Ended December 31,
Statements of Operations Data	2019	2018	2017	2016	2015
Revenues:
Worldwide vehicle rental(a)	$9,107	$8,756	$8,163	$8,211	$8,434
All other operations	672	748	640	592	583
Total revenues	9,779	9,504	8,803	8,803	9,017
Expenses:
Direct vehicle and operating	5,486	5,355	4,958	4,932	5,055
Depreciation of revenue earning vehicles and lease charges	2,565	2,690	2,798	2,601	2,433
Selling, general and administrative	969	1,017	880	899	873
Interest expense, net:
Vehicle	494	448	331	280	253
Non-vehicle	311	291	306	344	346
Total interest expense, net	805	739	637	624	599
Goodwill and intangible asset impairments	—	—	86	292	40
Other (income) expense, net	(59)	(40)	19	(75)	(115)
Total expenses	9,766	9,761	9,378	9,273	8,885
Income (loss) from continuing operations before income taxes	13	(257)	(575)	(470)	132
Income tax (provision) benefit(b)	(63)	30	902	(4)	(17)
Net income (loss) from continuing operations	(50)	(227)	327	(474)	115
Net income (loss) from discontinued operations	—	—	—	(17)	158
Net income (loss)	(50)	(227)	327	(491)	273
Net (income) loss attributable to noncontrolling interests	(8)	2	—	—	—
Net income (loss) attributable to Hertz Global	$(58)	$(225)	$327	$(491)	$273

Weighted-average shares outstanding:(c)
Basic	117	96	95	96	103
Diluted	117	96	95	96	104

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.49)	$(2.35)	$3.44	$(5.11)	$2.64
Diluted earnings (loss) per share	$(0.49)	$(2.35)	$3.44	$(5.11)	$2.62

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA (Continued)

(In millions)	As of December 31,
Balance Sheet Data	2019	2018	2017	2016	2015
Cash and cash equivalents	$865	$1,127	$1,072	$816	$474
Revenue earning vehicles, net	13,789	12,419	11,336	10,818	10,746
Total assets(d)	24,627	21,382	20,058	19,155	23,514
Total debt	17,089	16,324	14,865	13,541	15,770
Total equity attributable to Hertz Global(e)	1,769	1,061	1,520	1,075	2,019

(a)	Includes U.S. Rental Car and International Rental Car segments.

(b)	Income tax (provision) benefit for 2018 and 2017 includes the effects of the TCJA, which contained wide-ranging changes to the U.S. tax structure.

(c)
Basic weighted-average shares outstanding and weighted-average shares used to calculate diluted earnings (loss) per share have been adjusted retrospectively to give effect to the Rights Offering for the years ended December 31, 2018, 2017, 2016 and 2015. See Note 16, "Equity and Earnings (Loss) Per Share - Hertz Global," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for additional information.

(d)
The balance of total assets as of December 31, 2019 includes the impact upon adoption of guidance impacting leases, as further disclosed in Note 2, "Significant Accounting Policies" to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data". The balance of total assets as of December 31, 2015 includes the assets of certain entities that were spun-off on June 30, 2016.

(e)
Total equity as of December 31, 2018 includes the net adjustment recorded to accumulated deficit of $178 million upon adoption of guidance impacting revenue recognition and reporting comprehensive income.

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA (Continued)

HERTZ

The selected statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected balance sheet data as of December 31, 2019 and 2018 were derived from the audited consolidated financial statements of Hertz included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.” The selected statement of operations data for the year ended December 31, 2016 and the selected balance sheet data as of December 31, 2017 and 2016 were derived from audited consolidated financial statements of Hertz, not included in this 2019 Annual Report. The selected statement of operations data for the year ended December 31, 2015 and the selected balance sheet data as of December 31, 2015 were derived from audited consolidated financial statements of Old Hertz Holdings, not included in this 2019 Annual Report.

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto of Hertz included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data,” to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data in this section is not intended to replace the audited consolidated financial statements of Hertz.

(In millions)	Years Ended December 31,
Statements of Operations Data	2019	2018	2017	2016	2015
Revenues:
Worldwide vehicle rental(a)	$9,107	$8,756	$8,163	$8,211	$8,434
All other operations	672	748	640	592	583
Total revenues	9,779	9,504	8,803	8,803	9,017
Expenses:
Direct vehicle and operating	5,486	5,355	4,958	4,932	5,055
Depreciation of revenue earning vehicles and lease charges	2,565	2,690	2,798	2,601	2,433
Selling, general and administrative	969	1,017	880	899	873
Interest expense, net:
Vehicle	494	448	331	280	253
Non-vehicle	304	284	301	343	346
Total interest expense, net	798	732	632	623	599
Goodwill and intangible asset impairments	—	—	86	292	40
Other (income) expense, net	(59)	(40)	19	(75)	(115)
Total expenses	9,759	9,754	9,373	9,272	8,885
Income (loss) from continuing operations before income taxes	20	(250)	(570)	(469)	132
Income tax (provision) benefit(b)	(65)	28	902	(4)	(17)
Net income (loss) from continuing operations	(45)	(222)	332	(473)	115
Net income (loss) from discontinued operations	—	—	—	(15)	161
Net income (loss)	(45)	(222)	332	(488)	276
Net (income) loss attributable to noncontrolling interests	(8)	2	—	—	—
Net income (loss) attributable to Hertz	$(53)	$(220)	$332	$(488)	$276

THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA (Continued)

(In millions)	As of December 31,
Balance Sheet Data	2019	2018	2017	2016	2015
Cash and cash equivalents	$865	$1,127	$1,072	$816	$474
Revenue earning vehicles, net	13,789	12,419	11,336	10,818	10,746
Total assets(c)	24,627	21,382	20,058	19,155	23,509
Total debt	17,089	16,324	14,865	13,541	15,770
Total equity attributable to Hertz(d)	1,765	1,059	1,520	1,075	1,948

(a)	Includes U.S. Rental Car and International Rental Car segments.

(b)	Income tax (provision) benefit for 2018 and 2017 includes the effects of the TCJA, which contained wide-ranging changes to the U.S. tax structure.

(c)
The balance of total assets as of December 31, 2019 includes the impact upon adoption of guidance impacting leases, as further disclosed in Note 2, "Significant Accounting Policies" to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data". The balance of total assets as of December 31, 2015 includes the assets of certain entities that were spun-off on June 30, 2016.

(d)
Total equity as of December 31, 2018 includes the net adjustment recorded to accumulated deficit of $178 million upon adoption of guidance impacting revenue recognition and reporting comprehensive income.

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

The statements in this MD&A regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, "Risk Factors.” The following MD&A provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following MD&A together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Item 1A, "Risk Factors,” Item 6, "Selected Financial Data” and our consolidated financial statements and related notes included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

In this MD&A we refer to the following non-GAAP measure and key metrics:

•
Adjusted Corporate EBITDA - important non-GAAP measure to management because it allows management to assess the operational performance of our business, exclusive of certain items, and allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. Adjusted EBITDA, the segment measure of profitability and accordingly a GAAP measure, is calculated exclusive of certain items which are largely consistent with those used in the calculation of Adjusted Corporate EBITDA.

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

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. In addition to vehicle rental, we provide integrated vehicle leasing and fleet management solutions through our Donlen subsidiary. We have a diversified revenue base and a highly variable cost structure and are generally able to adjust fleet capacity, the most significant determinant of our costs, to meet expectations of market demand. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions, including residual values. Our business requires significant expenditures for vehicles, and as such, we require substantial liquidity to finance such expenditures. See the "Liquidity and Capital Resources" section of this MD&A.

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

•	Depreciation expense and lease charges relating to revenue earning vehicles, including costs associated with the disposal of vehicles;

•	Selling, general and administrative expense ("SG&A"), which includes costs for advertising and personnel, along with information technology and finance transformation programs; and

•	Interest expense, net.

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

declines, fleet and staff are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements to help manage our variable costs. We also maintain a flexible workforce, with a significant number of part-time and seasonal workers. Certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, and minimum staffing costs, remain fixed and cannot be adjusted for demand.

In addition to our typical expenses, we have been incurring significant costs associated with our multi-year initiatives to upgrade and modernize our information technology and finance systems and processes. The information technology transformation is intended to increase the customer experience and ultimately drive efficiencies, service offerings and future productivity. The technology transformation initiative is complex and will require continued investment and as is the case for most large scale technology transformations, there can be no assurance that all the benefits we anticipate can be achieved.

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

Program vehicles are purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers wherein the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase or auction periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee the residual value of the program vehicle upon sale, subject to, among other things, certain vehicle condition, mileage and holding period requirement. Program vehicles generally provide us with flexibility to increase or reduce the size of our fleet based on economic demand. When we increase the percentage of program vehicles, the average age of our fleet decreases since the average holding period for program vehicles is shorter than that for non-program vehicles.

When a revenue earning vehicle is acquired outside of a vehicle repurchase program, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage). We also estimate the residual value of the applicable revenue earning vehicles at the expected time of disposal, considering factors such as make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct) and market conditions. The vehicle is depreciated using a rate based on these estimates. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and the estimated holding period of the vehicle. Differences between actual residual values and those estimated

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

2019 Operating Overview

The following provides an overview of our business and financial performance and key factors influencing our results:
U.S. RAC
◦Total revenues increased $459 million, or 7%

◦	Total RPD increased 2%, and Total RPU increased 1%

◦	Transaction Days increased 4%

◦	Depreciation of revenue earning vehicles and lease charges decreased 1% to $1.7 billion

◦	Depreciation Per Unit Per Month decreased 7% to $258

◦	Vehicle Utilization decreased to 80% from 81%

◦	DOE as a percentage of total revenues decreased to 60% from 62%

◦	SG&A as a percentage of total revenues remained flat at 7%

International RAC

◦	Total revenues decreased $107 million, or 5%, and were flat, excluding the impact of foreign currency exchange at average rates ("fx")

◦	Total RPD increased 1%, and Total RPU was flat

◦	Transaction Days decreased 1%

◦	Depreciation of revenue earning vehicles and lease charges decreased 2% to $440 million, and increased $14 million, or 3%, excluding fx

◦	Depreciation Per Unit Per Month increased 3% to $205

◦	Vehicle Utilization decreased to 76% from 77%

◦	DOE as a percentage of total revenues increased to 61% from 57%

◦	SG&A as a percentage of total revenues decreased to 10% from 11%

For more information on the above, see the discussion of our results on a consolidated basis and by segment that follows herein. In this MD&A, certain amounts in the following tables are denoted as in millions. Amounts such as percentages are calculated from the underlying numbers in thousands, and as a result, may not agree to the amount when calculated from the tables in millions.

Adoption of the New Lease Standard

Effective January 1, 2019, we adopted the new lease standard, Topic 842, which did not have a significant impact to our results of operations for the year ended December 31, 2019. See "Note 2, "Significant Accounting Policies" to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Change in Segment Measure of Profitability

Effective during the three months ended June 30, 2019, we changed our segment measure of profitability to Adjusted EBITDA. Prior to the three months ended June 30, 2019, our segment measure of profitability was Adjusted Pre-tax Income (Loss), which included non-vehicle depreciation and amortization, non-vehicle debt interest, net and certain other items. For comparability purposes, we have adjusted retrospectively our 2018 and 2017 segment result tables in this MD&A to reflect the new segment measure of profitability.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Total revenues	$9,779	$9,504	$8,803	3%	8%
Direct vehicle and operating expenses	5,486	5,355	4,958	2	8
Depreciation of revenue earning vehicles and lease charges	2,565	2,690	2,798	(5)	(4)
Selling, general and administrative expenses	969	1,017	880	(5)	16
Interest expense, net:
Vehicle	494	448	331	10	35
Non-vehicle	304	284	301	7	(6)
Interest expense, net	798	732	632	9	16
Goodwill and intangible asset impairments	—	—	86	—	(100)
Other (income) expense, net	(59)	(40)	19	48	NM
Income (loss) before income taxes	20	(250)	(570)	NM	(56)
Income tax (provision) benefit	(65)	28	902	NM	(97)
Net income (loss)	(45)	(222)	332	(80)	NM
Net (income) loss attributable to noncontrolling interests	(8)	2	—	NM	NM
Net income (loss) attributable to Hertz	$(53)	$(220)	$332	(76)	NM
Adjusted Corporate EBITDA(a)	$649	$433	$267	50	62
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Total revenues increased $276 million in 2019 compared to 2018 due to an increase of $459 million in our U.S. RAC segment, partially offset by a decrease of $107 million and $76 million in our International RAC and All Other Operations segments, respectively. U.S. RAC revenues increased due to a 4% increase in volume and a 2% increase in Total RPD. Excluding the impact of fx, revenues for our International RAC segment were flat. The decrease in All Other Operations is due to the impact of a change in presentation for certain leased vehicles beginning in the first quarter of 2019.

DOE increased $131 million in 2019 compared to 2018 primarily due to an increase of $132 million and $7 million in our U.S. RAC and International RAC segments, respectively, partially offset by a $9 million decrease in our All Other Operations segment. The increase in U.S. RAC DOE was driven by increased volume. Excluding the $69 million impact of fx, DOE for International RAC increased $76 million driven primarily by an increase in vehicle-related expenses.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Depreciation of revenue earning vehicles and lease charges decreased $125 million in 2019 compared to 2018 primarily due to a decrease of $95 million and $22 million in our All Other Operations and U.S. RAC segments, respectively. The decrease in All Other Operations is due to the impact of a change in presentation for certain leased vehicles beginning in the first quarter of 2019. The decrease in our U.S. RAC segment is primarily due to our vehicle acquisition strategy and continued strength in residual values.

SG&A decreased $47 million in 2019 compared to 2018 primarily due to a decrease in personnel-related expenses in our Corporate operations and International RAC segment and the impact from fx in our International RAC segment, partially offset by increased marketing charges in our U.S. RAC segment and increased information technology and finance transformation charges in our Corporate operations.

Vehicle interest expense, net increased $45 million in 2019 compared to 2018 primarily due to an increase in debt levels resulting from higher average fleet primarily in our U.S. RAC segment and higher market interest rates. Additionally, there was a $20 million loss on extinguishment of debt recorded in our International RAC segment in 2018 with no comparable charge in 2019.

Non-vehicle interest expense, net increased $20 million in 2019 compared to 2018 primarily due to a $43 million loss on extinguishment of debt primarily associated with the partial redemption of the Senior Second Priority Secured Notes in 2019 with no comparable charges in 2018, partially offset by lower levels of non-vehicle debt in 2019 due to net proceeds from the Rights Offering which were used to redeem the 2020 and 2021 Notes.

Other income of $59 million in 2019 was primarily comprised of a $30 million gain on marketable securities and a $39 million gain on non-vehicle capital assets. Other income of $40 million in 2018 was primarily comprised of a $20 million gain on marketable securities, $10 million of net pension benefit income and a $6 million legal settlement related to an oil spill in the Gulf of Mexico in 2010.

The effective tax rate in 2019 was 326% compared to 11% in 2018. We recorded a tax provision of $65 million in 2019 compared to a tax benefit of $28 million in 2018. The effective income tax rate and related tax provision in 2019 are greater than 2018 due to an increase in the valuation allowance relating to losses in certain U.S. and non-U.S. jurisdictions and an increase in pretax operating results.

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

Depreciation of revenue earning vehicles and lease charges decreased $108 million, or 4%, primarily due to a $226 million decrease in our U.S. RAC segment resulting from stronger residual values and an increase in dispositions through higher-yielding dealer direct and retail sales channels. The decrease was partially offset by an increase of $86 million and $32 million in our All Other Operations and International RAC segments, respectively. The increase in All Other Operations was largely driven by an increase in the number of vehicles leased under sales-type leases. Excluding a $12 million fx impact, depreciation of revenue earning vehicles and lease charges for our International RAC segment increased $20 million driven by declining residual values on diesel vehicles in Europe and an increase in average vehicles.

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

Hertz Global had $7 million, $7 million and $5 million of interest expense, net, during 2019, 2018 and 2017, respectively, that was incremental to the amounts shown for Hertz. These amounts represent interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statements of operations, but this amount is eliminated in consolidation for purposes of Hertz Global. In 2019, Hertz had $2 million of tax provision that was incremental to the amounts shown for Hertz Global. In 2018, Hertz Global had $2 million of income tax benefit that was incremental to the amounts shown for Hertz.

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

As of December 31, 2019, our U.S. Rental Car operations had a total of approximately 4,200 corporate and franchisee locations, comprised of 1,600 airport and 2,600 off airport locations.

U.S. Rental Car operations sold approximately 290,000, 263,000 and 280,000 non-program vehicles during the years ended December 31, 2019, 2018 and 2017, respectively. In 2018, the decrease in units sold was due to fewer non-program vehicle acquisitions during the year.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of operations and our discussion and analysis for our U.S. RAC segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Total revenues	$6,938	$6,480	$5,994	7%	8%
Depreciation of revenue earning vehicles and lease charges	$1,656	$1,678	$1,904	(1)	(12)
Direct vehicle and operating expenses	$4,146	$4,014	$3,651	3	10
Direct vehicle and operating expenses as a percentage of total revenues	60%	62%	61%
Selling, general and administrative expenses	$490	$466	$392	5	19
Selling, general and administrative expenses as a percentage of total revenues	7%	7%	7%
Vehicle interest expense	$345	$291	$226	19	29
Adjusted EBITDA	$480	$226	$50	113	NM
Transaction Days (in thousands)(b)	155,859	149,463	140,382	4	6
Average Vehicles (in whole units)(c)	534,879	506,900	484,700	6	5
Vehicle Utilization(c)	80%	81%	79%
Total RPD (in whole dollars)(d)	$43.73	$42.67	$42.06	2	1
Total RPU Per Month (in whole dollars)(e)	$1,062	$1,049	$1,015	1	3
Net Depreciation Per Unit Per Month (in whole dollars)(f)	$258	$276	$327	(7)	(16)
Percentage of program vehicles as of period end	11%	9%	7%
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Total U.S. RAC revenues increased $459 million in 2019 compared to 2018 due to higher volume and pricing. The 4% increase in Transaction Days was driven by growth in retail and TNC rentals. Volume increased in both our off airport and airport locations by 8% and 2%, respectively. Total RPD increased by 2%. Off airport revenues comprised 32% of total revenues in 2019 as compared to 31% for 2018.

Depreciation of revenue earning vehicles and lease charges for U.S. RAC decreased by $22 million in 2019 compared to 2018. Net Depreciation Per Unit Per Month decreased to $258 in 2019 compared to $276 in 2018 primarily due to our vehicle acquisition strategy and continued strength in residual values.

DOE for U.S. RAC increased $132 million in 2019 compared to 2018 driven by volume, partially offset by a decrease in other non-vehicle related charges.

SG&A for U.S. RAC increased $23 million in 2019 compared to 2018 primarily due to increased marketing charges; SG&A as a percentage of revenues was flat year over year.

Vehicle interest expense for U.S. RAC increased $54 million in 2019 compared to 2018 primarily due to higher average fleet and higher market interest rates.

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

Vehicle interest expense increased $65 million due to higher market interest rates and an increase in debt levels due to higher average fleet.

International Rental Car

As of December 31, 2019, our international vehicle rental operations had approximately 8,200 corporate and franchisee locations, comprised of 2,000 airport and 6,200 off airport locations in approximately 160 countries and regions including Australia, Canada, New Zealand and in the regions of Africa, Asia, the Caribbean, Europe, Latin America, and the Middle East.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of operations and our discussion and analysis for our International RAC segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Total revenues	$2,169	$2,276	$2,169	(5)%	5%
Depreciation of revenue earning vehicles and lease charges	$440	$448	$416	(2)	8
Direct vehicle and operating expenses	$1,312	$1,306	$1,273	—	3
Direct vehicle and operating expenses as a percentage of total revenues	61%	57%	59%
Selling, general and administrative expenses	$221	$248	$223	(11)	11
Selling, general and administrative expenses as a percentage of total revenues	10%	11%	10%
Vehicle interest expense	$97	$114	$75	(15)	52
Adjusted EBITDA	$147	$231	$235	(36)	(2)
Transaction Days (in thousands)(b)	50,139	50,417	50,301	(1)	—
Average Vehicles (in whole units)(c)	180,723	180,400	178,100	—	1
Vehicle Utilization(c)	76%	77%	77%
Total RPD (in whole dollars)(d)	$43.73	$43.49	$42.35	1	3
Total RPU Per Month (in whole dollars)(e)	$1,011	$1,013	$997	—	2
Net Depreciation Per Unit Per Month (in whole dollars)(f)	$205	$199	$192	3	4
Percentage of program vehicles as of period end	38%	37%	34%
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Total revenues for International RAC decreased $107 million in 2019 compared to 2018. Excluding a $108 million fx impact, revenues were flat.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $8 million in 2019 compared to 2018. Excluding a $22 million fx impact, depreciation increased $14 million, or 3%. Depreciation Per Unit Per Month for International RAC increased to $205 from $199 for 2019 versus 2018 due in part to a richer fleet mix in Europe in 2019 versus 2018 and declining residual values year over year.

DOE for International RAC increased $7 million in 2019 compared to 2018. Excluding a $69 million fx impact, DOE increased $76 million, or 6%, primarily driven by vehicle-related expenses.

SG&A for International RAC decreased $27 million in 2019 compared to 2018 due in part to a $12 million fx impact and a decrease in personnel-related expenses.

Vehicle interest expense for International RAC decreased $17 million in 2019 compared to 2018 primarily due to a $20 million loss on extinguishment of debt associated with the redemption of the 4.375% European Vehicle Senior Notes in 2018.

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

Depreciation of revenue earning vehicles and lease charges for International RAC increased $32 million, or 8%, in 2018 compared to 2017. Excluding a $12 million fx impact, depreciation of revenue earning vehicles and lease charges increased $20 million or 5% primarily due to declining residual values on diesel vehicles in Europe and an increase in average vehicles. Net Depreciation Per Unit Per Month for International RAC increased 3% to $209 from $202 for 2018 versus 2017.

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

SG&A for International RAC increased $25 million primarily due to an increase in litigation charges in 2018 and the $7 million impact of fx.

Vehicle interest expense for International RAC increased $39 million primarily due to a $20 million loss on extinguishment of debt associated with the redemption of the 4.375% European Vehicle Notes.

All Other Operations

The All Other Operations segment is primarily comprised of our Donlen business, as such, our discussion is limited to Donlen.

Results of operations for this segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Total revenues	$672	$748	$640	(10)%	17%
Depreciation of revenue earning vehicles and lease charges	$469	$564	$478	(17)	18
Direct vehicle and operating expenses	$28	$37	$40	(24)	(8)
Selling, general and administrative expenses	$35	$37	$35	(6)	6
Vehicle interest expense	$52	$43	$30	19	43
Adjusted EBITDA	$100	$82	$74	22	11
Average Vehicles - Donlen	210,000	188,100	204,300	12	(8)
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.

Donlen had favorable results in 2019 as compared 2018. Lower year-over-year revenue and depreciation of revenue earning vehicles and lease charges were driven by the impact of a change in presentation for certain leased vehicles in 2019 versus 2018. Excluding the $79 million reduction in revenues from the change in presentation in 2019 and the $53 million benefit in 2018 of vehicles leased under sales-type leases, revenue grew 8%. The increase in overall average vehicles in 2019 as compared to 2018 is due to new customer acquisitions and growth in the existing customer portfolio.

In 2018, total revenues and depreciation of revenue earning vehicles and lease charges include a $53 million impact of vehicles leased under sales-type leases, which are presented on a gross basis. Excluding the impact of sales-type leases, revenue increased 9% and depreciation of revenue earning vehicles increased 7% in 2018 as compared to 2017 driven by a 4% growth in units and a richer mix of vehicles under operating leases. The decrease in overall

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

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)
Adjusted Corporate EBITDA is calculated as net income (loss) attributable to Hertz or Hertz Global, adjusted for income taxes, non-vehicle depreciation and amortization, non-vehicle debt interest, net, vehicle debt-related charges, loss on extinguishment of vehicle debt, restructuring and restructuring related charges, goodwill, intangible and tangible asset impairments and write-downs, information technology and finance transformation costs and certain other miscellaneous items. When evaluating our operating performance, investors should not consider Adjusted Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance determined in accordance with U.S. GAAP. The reconciliations to the most comparable consolidated U.S. GAAP measure are presented below:

HERTZ

	Years Ended December 31,
(In millions)	2019	2018	2017
Net income (loss) attributable to Hertz	$(53)	$(220)	$332
Adjustments:
Income tax provision (benefit)	65	(28)	(902)
Non-vehicle depreciation and amortization	203	218	240
Non-vehicle debt interest, net	304	284	301
Vehicle debt-related charges(1)	38	36	32
Loss on extinguishment of vehicle debt(2)	—	22	—
Restructuring and restructuring related charges(3)	14	32	20
Impairment charges and asset write-downs(4)	—	—	118
Information technology and finance transformation costs(5)	114	98	68
Other items(6)	(36)	(9)	58
Adjusted Corporate EBITDA	$649	$433	$267

HERTZ GLOBAL

	Years Ended December 31,
(In millions)	2019	2018	2017
Net income (loss) attributable to Hertz Global	$(58)	$(225)	$327
Adjustments:
Income tax provision (benefit)	63	(30)	(902)
Non-vehicle depreciation and amortization	203	218	240
Non-vehicle debt interest, net	311	291	306
Vehicle debt-related charges(1)	38	36	32
Loss on extinguishment of vehicle debt(2)	—	22	—
Restructuring and restructuring related charges(3)	14	32	20
Impairment charges and asset write-downs(4)	—	—	118
Information technology and finance transformation costs(5)	114	98	68
Other items(6)	(36)	(9)	58
Adjusted Corporate EBITDA	$649	$433	$267

(1)	Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(2)
In 2018, primarily represents $20 million of early redemption premium and write-off of deferred financing costs associated with the full redemption of the 4.375% European Vehicle Senior Notes due January 2019.

(3)
Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives. In 2018 and 2017, also includes consulting costs, legal fees and other expenses related to the previously disclosed accounting review and investigation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(4)	In 2017, primarily represents an $86 million impairment of the Dollar Thrifty tradename and an impairment of $30 million related to an equity method investment.

(5)	Represents costs associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize our systems and processes.

(6)
Represents miscellaneous items, including non-cash stock-based compensation charges. In 2019, includes a $30 million gain on marketable securities and a $39 million gain on the sale of non-vehicle capital assets. In 2018, includes a $20 million gain on marketable securities and a $6 million legal settlement received related to an oil spill in the Gulf of Mexico in 2010. In 2017, includes net expenses of $16 million resulting from hurricanes, charges of $8 million associated with strategic financings and charges of $5 million relating to PLPD as a result of a terrorist event, partially offset by a $6 million gain on the sale of our Brazil Operations and a $4 million return of capital from an equity method investment.

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

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Transaction Days (in thousands)	155,859	149,463	140,382	50,139	50,417	50,301
Average Vehicles (in whole units)	534,879	506,900	484,700	180,723	180,400	178,100
Number of days in period (in whole units)	365	365	365	365	365	365
Available Car Days (in thousands)	195,231	185,019	176,916	65,964	65,846	65,007
Vehicle Utilization	80%	81%	79%	76%	77%	77%

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

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
($ in millions, except as noted)	2019	2018	2017	2019	2018	2017
Total Revenues	$6,938	$6,480	$5,994	$2,169	$2,276	$2,169
Ancillary retail vehicle sales revenues	(122)	(102)	(90)	—	(1)	—
Foreign currency adjustment(1)	—	—	—	24	(82)	(39)
Total Rental Revenues	$6,816	$6,378	$5,904	$2,193	$2,193	$2,130
Transaction Days (in thousands)	155,859	149,463	140,382	50,139	50,417	50,301
Total RPD (in whole dollars)	$43.73	$42.67	$42.06	$43.73	$43.49	$42.35

(1)	Based on December 31, 2018 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(e)
Total RPU Per Month is calculated as Total Rental Revenues divided by the Average Vehicles in each period and then divided by the number of months in the period reported. The calculation of Total RPU Per Month is shown below:

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
($ in millions, except as noted)	2019	2018	2017	2019	2018	2017
Total Rental Revenues	$6,816	$6,378	$5,904	$2,193	$2,193	$2,130
Average Vehicles (in whole units)	534,879	506,900	484,700	180,723	180,400	178,100
Total revenue per unit (in whole dollars)	$12,743	$12,582	$12,181	$12,135	$12,156	$11,960
Number of months in period (in whole units)	12	12	12	12	12	12
Total RPU Per Month (in whole dollars)	$1,062	$1,049	$1,015	$1,011	$1,013	$997

(f)
Depreciation Per Unit Per Month represents the amount of average depreciation expense and lease charges, per vehicle per month and is calculated as depreciation of revenue earning vehicles and lease charges, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates, divided by the Average Vehicles in each period and then dividing by the number of months in the period reported. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. The calculation of Depreciation Per Unit Per Month is shown below:

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
($ in millions, except as noted)	2019	2018	2017	2019	2018	2017
Depreciation of revenue earning vehicles and lease charges	$1,656	$1,678	$1,904	$440	$448	$416
Foreign currency adjustment(1)	—	—	—	5	(17)	(7)
Adjusted depreciation of revenue earning vehicles and lease charges	$1,656	$1,678	$1,904	$445	$431	$409
Average Vehicles (in whole units)	534,879	506,900	484,700	180,723	180,400	178,100
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$3,096	$3,310	$3,928	$2,462	$2,389	$2,299
Number of months in period (in whole units)	12	12	12	12	12	12
Depreciation Per Unit Per Month (in whole dollars)	$258	$276	$327	$205	$199	$192

(1)	Based on December 31, 2018 foreign currency exchange rates for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

As of December 31, 2019, we had $865 million of cash and cash equivalents and $495 million of restricted cash and cash equivalents. As of December 31, 2019, $286 million of cash and cash equivalents and $147 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. If not in the form of loan repayments, or an amount subject to our indefinite reinvestment assertion, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional taxes.

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

Cash Flows - Hertz

Hertz had cash, cash equivalents, restricted cash and restricted cash equivalents of $1.4 billion as of December 31, 2019 and 2018. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Years Ended December 31,			2019 vs. 2018	2018 vs. 2017
(In millions)	2019	2018	2017	$ Change	$ Change
Cash provided by (used in):
Operating activities	$2,907	$2,563	$2,399	$344	$164
Investing activities	(4,425)	(4,197)	(3,000)	(228)	(1,197)
Financing activities	1,467	1,554	983	(87)	571
Effect of exchange rate changes	1	(14)	28	15	(42)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(50)	$(94)	$410	$44	$(504)

Year ended December 31, 2019 compared with year ended December 31, 2018

In 2019, cash flows from operating activities, adjusted for non-cash, non-operating items and the net impact from operating leases, decreased by $111 million year over year due to a decrease in accrued liabilities for operational expenses, partially offset by an increase in cash primarily due to the timing of value added tax receivables in our International RAC segment.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. There was a $228 million increase in the use of cash for investing activities year over year. Net cash outflows for revenue earning vehicles increased $187 million primarily due to a higher volume of vehicles acquired, net of disposals in our International RAC segment. Additionally, there was a $71 million increase in net cash outflows for the purchase of non-vehicle capital assets primarily in our Corporate operations for our information technology and finance transformation programs.

Net financing cash inflows were $1.5 billion in 2019 compared to $1.6 billion in 2018 driven by a reduction in net vehicle debt borrowings. Net proceeds from the Rights Offering in 2019 were used to redeem non-vehicle debt resulting in a $702 million increase in net non-vehicle debt repayments.

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

Cash Flows - Hertz Global

The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for Hertz Global for the periods shown:

	Years Ended December 31,			2019 vs. 2018	2018 vs. 2017
(In millions)	2019	2018	2017	$ Change	$ Change
Cash provided by (used in):
Operating activities	$2,900	$2,556	$2,394	$344	$162
Investing activities	(4,425)	(4,197)	(3,000)	(228)	(1,197)
Financing activities	1,474	1,561	988	(87)	573
Effect of exchange rate changes	1	(14)	28	15	(42)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(50)	$(94)	$410	$44	$(504)

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global.

Financing

For complete disclosures and definitions related to our debt obligations, see Note 5, "Debt," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Cash paid for interest during 2019 was $272 million for interest on non-vehicle debt and $431 million for interest on vehicle debt.

We are highly leveraged, and a substantial portion of our liquidity requirements arise from servicing our indebtedness, funding our operations, including purchases of revenue earning vehicles, and funding non-vehicle capital expenditures. For a discussion of the risks associated with our high leverage, see Item 1A, "Risk Factors" in this 2019 Annual Report.

Our practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements to mitigate any adverse effect on operations resulting from adverse financial market conditions.

Our corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	As of December 31, 2019	As of December 31, 2018
Cash and cash equivalents	$865	$1,127
Availability under the Senior RCF	526	496
Corporate liquidity	$1,391	$1,623

Significant financing activities during the year ended December 31, 2019 for our non-vehicle and vehicle debt, including the issuance of equity, were as follows:

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

Non-vehicle Debt

During 2019, Hertz issued $500 million in aggregate principal amount of 2026 Notes. Hertz utilized the proceeds from the 2026 Notes, together with net proceeds from the Rights Offering described above, to redeem all $700 million of the outstanding 5.875% Senior Notes due 2020 and all $500 million of the 7.375% Senior Notes due 2021. Additionally, Hertz issued $900 million in aggregate principal amount of 2028 Notes and utilized the proceeds, together with available cash, to redeem $900 million aggregate principal amount of its outstanding $1.25 billion of Senior Second Priority Secured Notes.

Letters of Credit

Hertz also entered into an unsecured $250 million letter of credit facility, the Alternative Letter of Credit Facility, that will mature on December 20, 2023.

In January 2020, under the terms of the Alternative Letter of Credit Facility, Hertz increased the commitments thereunder by $100 million, such that after giving effect to such increase, there are $200 million of standby letters of credit issued under the facility.

Vehicle Debt

We organize our discussion of significant vehicle debt financing facilities below by reportable segment.

U.S. RAC

•	The aggregate principal amount of medium term notes outstanding increased from $5.3 billion to $6.6 billion; and

•	The remaining capacity under various U.S. RAC revolving vehicle debt financing facilities increased from $725 million to $1.5 billion.

During 2019, we extended the maturities of $3.4 billion of existing commitments under the HVF II Series 2013-A Notes from March 2020 to March 2021 and added $400 million in new commitments. Additionally, we issued $700 million of HVF II Series 2019-1 Notes, $750 million of HVF II Series 2019-2 Notes and $800 million of HVF II Series 2019-3 Notes to third parties.

In February 2020, HVF II extended the maturity of the HVF II Series 2013-A Notes from March 2021 to March 2022 and increased the commitments thereunder by $750 million. After giving effect to the transactions, the aggregate maximum principal amount of the HVF II Series 2013-A Notes was $4.9 billion, where $0.2 billion of commitments have a maturity of March 2021.

All Other Operations - Donlen

•	The aggregate principal amount of HFLF medium term notes outstanding increased from $1.2 billion to $1.4 billion; and

•	Remaining capacity under revolving vehicle debt facilities associated with the Donlen business increased from $180 million to $228 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During 2019, we issued $650 million of HFLF Series 2019-1 Asset Backed Notes and amended the HFLF Series 2013-2 Notes to extend the end of the revolving period from March 2020 to March 2021.

In February 2020, HFLF amended the HFLF Series 2013-2 Notes to extend the end of the revolving period from March 2021 to March 2022 and increased the commitments thereunder by $100 million, such that the aggregate maximum borrowings of the HFLF Series 2013-2 Notes increased to $600 million.

Substantially all of our revenue earning vehicles and certain related assets are owned by special purpose entities or are encumbered in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. None of such assets are available to satisfy the claims of our general creditors.

Approximately $20 million of non-vehicle debt and $2.3 billion of vehicle debt will mature during the twelve months following the issuance of this 2019 Annual Report ("the next twelve months"), and we will need to refinance a portion of these obligations. We have reviewed the maturing debt obligations and determined that it is probable that we will be able, and have the intent, to repay or refinance these facilities at such times as we deem appropriate prior to their maturities.

Covenants

Hertz and certain of its subsidiaries are referred to as the Hertz credit group. The indentures for the Senior Notes and the Senior Second Priority Secured Notes contain covenants that, among other things, limit or restrict the ability of the Hertz credit group to incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions to parent entities of Hertz and other persons outside of the Hertz credit group), make investments, create liens, transfer or sell assets, merge or consolidate, and enter into certain transactions with Hertz's affiliates that are not members of the Hertz credit group.

Certain of our other debt instruments and credit facilities (including the Senior Facilities, the Letter of Credit Facility and the Alternative Letter of Credit Facility) contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, share repurchases or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures, or engage in certain transactions with certain affiliates.

The Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility contain a financial maintenance covenant applicable to such facilities. Such covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing such facilities (together, the "Senior Credit Agreement"), as of the last day of any fiscal quarter may not exceed a ratio of 3.00 to 1.00 ("the Covenant Leverage Ratio").

As of December 31, 2019, Hertz was in compliance with the Covenant Leverage Ratio. Consolidated EBITDA, as defined in the Senior Credit Agreement, is a component of the calculation of the Covenant Leverage Ratio and is a non-GAAP financial measure that is not a measure of operating results, but instead is a measure used to determine compliance with the Covenant Leverage Ratio under the Senior Credit Agreement. Consolidated EBITDA is generally defined in the Senior Credit Agreement as consolidated net income plus the sum of income taxes, non-vehicle interest expense, non-vehicle depreciation and amortization expense, and non-cash charges or losses, as further adjusted for certain other items permitted in calculating covenant compliance under the Senior RCF, the Letter of Credit Facility, and the Alternative Letter of Credit Facility including add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves.

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

In the event of a bankruptcy of a vehicle manufacturer, our liquidity could be impacted by several factors including reductions in fleet residual values and the risk that we would be unable to collect outstanding receivables due to us from such bankrupt manufacturer. In addition, the program vehicles manufactured by any such company would need to be removed from our financing facilities or re-designated as non-program vehicles, which would require us to furnish additional credit enhancement associated with these program vehicles. For a discussion of the risks associated with a manufacturer's bankruptcy or our reliance on asset-backed and asset-based financing, see Item 1A, "Risk Factors" included in this 2019 Annual Report.

We rely significantly on asset-backed and asset-based financing arrangements to purchase vehicles for our U.S. and international vehicle rental fleet. The amount of financing available to us pursuant to these programs depends on a number of factors, many of which are outside our control, including proposed and adopted SEC (and other federal agency) rules and regulations, other legislative and administrative developments, as well as rating agencies' methodologies. In this regard, there continues to be uncertainty regarding the potential impact of various SEC rules and regulations governing asset-backed securities and additional requirements contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act (including risk retention requirements) and the Basel III regulatory capital rules, a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk. While we will continue to monitor these developments and their impact on our ABS program, such rules and regulations may impact our ability and/or desire to engage in asset-backed financings in the future. For further information concerning our asset-backed financing programs and our indebtedness, see Note 5, "Debt," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." For a discussion of the risks associated with our reliance on asset-backed and asset-based financing and the significant amount of indebtedness, see Item 1A, "Risk Factors" in this 2019 Annual Report.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the annual periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2019	$(13,714)	$9,486	$(4,228)
2018	(12,493)	8,452	(4,041)
2017	(10,596)	7,653	(2,943)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below sets forth expenditures for revenue earning vehicles, net of proceeds from disposal, by segment:

Cash inflow (cash outflow)	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
($ in millions)	2019	2018	2017	$ Change	% Change	$ Change	% Change
U.S. Rental Car	$(3,013)	$(2,992)	$(1,877)	$(21)	1%	$(1,115)	59%
International Rental Car	(528)	(422)	(518)	(106)	25	96	(19)
All Other Operations	(687)	(627)	(548)	(60)	10	(79)	14
Total	$(4,228)	$(4,041)	$(2,943)	$(187)	5	$(1,098)	37

Year ended December 31, 2018 compared with year ended December 31, 2017

In 2018, net expenditures on revenue earning vehicles increased by $1.1 billion, primarily in our U.S. RAC segment, to increase the average fleet size and enrich the fleet mix, partially offset by improved vehicle dispositions as we benefited from an increase in higher-yielding dealer direct and retail sales channels.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures, and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the annual periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2019	$(224)	$27	$(197)
2018	(177)	51	(126)
2017	(173)	21	(152)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
($ in millions)	2019	2018	2017	$ Change	% Change	$ Change	% Change
U.S. Rental Car	$(65)	$(35)	$(78)	$(30)	86%	$43	(55)%
International Rental Car	(19)	(14)	(20)	(5)	36	6	(30)
All Other Operations	(4)	(4)	(5)	—	—	1	(20)
Corporate	(109)	(73)	(49)	(36)	49	(24)	49
Total	$(197)	$(126)	$(152)	$(71)	56	$26	(17)

Year ended December 31, 2019 compared with year ended December 31, 2018

In 2019, net expenditures for non-vehicle capital assets increased by $36 million in our Corporate operations due to our information technology and finance transformation programs and increased by $30 million in our U.S. RAC segment due to greater proceeds received from the sale of non-vehicle capital assets in 2018 versus 2019.

Share Repurchase Program - Hertz Global

As of December 31, 2019, approximately $295 million of shares remain available for purchase under its share repurchase program. No shares were repurchased by Hertz Holdings under the program during 2019, 2018 or 2017. Hertz Holdings primarily funds repurchases of its common stock through dividends from Hertz or amounts borrowed under the master loan agreement. Credit agreements governing Hertz's Senior Facilities, Letter of Credit Facility and Alternative Letter of Credit Facility restrict Hertz's ability to make dividends and certain payments, including payments to Hertz Holdings for share repurchases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CONTRACTUAL OBLIGATIONS

The following table details our contractual cash obligations as of December 31, 2019 except where noted:

		Payments Due by Period
(In millions)	Total	2020	2021 to 2022	2023 to 2024	After 2024
Vehicles:
Debt obligation	$13,415	$2,418	$7,688	$3,309	$—
Interest on debt(a)	904	402	399	103	—
Non-Vehicle:
Debt obligation	3,755	20	887	1,421	1,427
Interest on debt(a)	1,145	225	419	274	227
Minimum fixed obligations for operating leases(b)	2,915	494	774	480	1,167
Commitments to purchase vehicles(c)	8,185	8,185	—	—	—
Purchase obligations and other(d)	428	206	142	60	20
Total	$30,747	$11,950	$10,309	$5,647	$2,841

(a)	Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and interest rates on the debt as of December 31, 2019.

(b)
Reflects the impact upon adoption of the lease standard as further disclosed in Note 2, "Significant Accounting Policies" to the Notes to our consolidated financial statements in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data".

(c)	Represents fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements.

(d)
Represents agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction, as well as liabilities for uncertain tax positions and other liabilities, and excludes any obligations to employees. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts that state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Purchase obligations include $20 million representing our tax liability for uncertain tax positions and related net accrued interest and penalties.

The table excludes our pension and other postretirement benefit obligations as disclosed in Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

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

Certain former Stockholders; Directors

We have entered into indemnification agreements with each of our directors and certain of our executive officers. Hertz entered into customary indemnification agreements with Hertz Holdings pursuant to which Hertz Holdings and Hertz

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

EMPLOYEE RETIREMENT BENEFITS

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to expenses that are dependent on assumptions discussed in Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Our 2019 worldwide net periodic pension expense included in the accompanying consolidated statement of operations for the year ended December 31, 2019 is $9 million, which represents an increase in charges of $15 million from 2018. The net periodic pension charges increased in 2019 compared to 2018 primarily due to a decrease in expected return on plan assets year over year.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of the Hertz Retirement Plan, in which most domestic employees participate, improved in December 31, 2019, compared with December 31, 2018 primarily due to an increase in plan assets year over year. We did not contribute to the Hertz Retirement Plan during 2019, and we do not anticipate contributing to the Hertz Retirement Plan during 2020. For the international plans, we anticipate contributing $3 million during 2020. The level of 2020 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

We participate in several "multiemployer" pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, payable in installments over a minimum of twenty years, which would be reflected as a liability on a discounted basis on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows. For a discussion of the risks associated with our pension plans, see Item 1A, "Risk Factors” in this 2019 Annual Report.

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

The following accounting policies involve a higher degree of judgment and complexity in their application, and therefore, represent the critical accounting policies used in the preparation of our consolidated financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting policies, as well as our significant accounting policies, see Note 2, "Significant Accounting Policies," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Revenue Earning Vehicles

Our principal assets are revenue earning vehicles, which represented approximately 56% of our total assets as of December 31, 2019. Revenue earning vehicles consists of vehicles utilized in our vehicle rental operations and our Donlen business. For the year ended December 31, 2019, 39% of the vehicles purchased for our combined U.S. and International vehicle rental fleets were vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers, or program vehicles.

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

For all other vehicles, we use historical experience, industry residual value guidebooks and the monitoring of market conditions to set depreciation rates. Generally, when revenue earning vehicles are acquired outside of a vehicle repurchase program, (i.e., non-program vehicles) we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage) and the targeted age of vehicles at the time of disposal. We also estimate the residual value of the applicable revenue earning vehicles at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct). Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and the estimated holding periods. Market conditions for used vehicle sales can also be affected by external factors such as the economy, natural disasters, fuel prices, used vehicle supply levels, and incentives offered by manufacturers of new vehicles. These key factors are considered when estimating future residual values. Depreciation rates are adjusted prospectively through the remaining expected life. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning vehicles in response to changing market conditions. Upon disposal of revenue earning vehicles, depreciation of revenue earning vehicles and lease charges in the accompanying statements of operations is adjusted for any difference between the net proceeds received and the remaining net book value and a corresponding gain or loss is recorded.

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

Self-insured Liabilities

Self-insured liabilities on our consolidated balance sheets include public liability, property damage, general liability, liability insurance supplement, personal accident insurance, and workers compensation. These represent an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported and are recorded on an undiscounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

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

For goodwill, we determine the fair value using an income approach based on the discounted cash flows of each reporting unit. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated into a single reporting unit when they have similar economic characteristics. The Company has four reporting units: U.S. Rental Car, Europe Rental Car, Other International Rental Car and Donlen. Key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections, tax rates and terminal value rates. Discount rates are set by using the Weighted-Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Our cash flow projections represent management's most recent planning assumptions, which are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings. Terminal value rates are determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates.

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

In 2017, as a result of declines in revenue and profitability of the Company and a decline in the share price of Hertz Global's common stock, the Company tested the recoverability of its goodwill and indefinite-lived intangible assets as of June 30, and concluded that there was an impairment of the Dollar Thrifty tradename in its U.S. Rental Car segment and recorded a charge of $86 million. The impairment was largely due to a decrease in long-term revenue projections coupled with an increase in the weighted-average cost of capital. Subsequent to recording the impairment charge, the carrying value of the Dollar Thrifty tradename was approximately $934 million, representing its estimated fair value. A change of one percentage point to the weighted-average cost of capital assumption used in the impairment analysis would have impacted the impairment charge by approximately $80 million.

The Company also tested the recoverability of its goodwill and indefinite-lived intangible assets as of its annual test dates of October 1, 2018 and 2019, the results of which indicated that the estimated fair value of each reporting unit

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and tradenames was in excess of its carrying value by more than 10% in all instances, therefore, the Company concluded there was no impairment.

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

We evaluate our exposures associated with our various tax filing positions and recognize a tax benefit only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of our position. For uncertain tax positions that do not meet this threshold, we record a related liability. We adjust our unrecognized tax benefit liability and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available. There is a reasonable possibility that our unrecognized tax benefit liability will be adjusted within twelve months due to the expiration of a statute of limitations and/or resolution of examinations with taxing authorities.

Our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include review of our tax filing positions, including the timing and amount of deductions taken and the allocation of income between tax jurisdictions.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, "Significant Accounting Policies," — "Recently Issued Accounting Pronouncements," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see “Item 1—Business—Risk Management” in this 2019 Annual Report.

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

Interest Rate Risk

We have a significant amount of debt with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on LIBOR, Euro inter-bank offered rate (“EURIBOR”) or their equivalents for local currencies or bank conduit commercial paper rates plus an applicable margin. Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. See Note 5, "Debt," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio and cash equivalents and investments as of December 31, 2019, our pre-tax operating results would decrease by an estimated $52 million over a twelve-month period.

From time to time, we may enter into interest rate swap agreements and/or interest rate cap/floor agreements to manage interest rate risk and our mix of fixed and floating rate debt. As of December 31, 2019, we do not have material exposures resulting from our interest rate swap agreements or interest rate cap/floor agreements. See Note 11, "Financial Instruments," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

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

We also manage exposure to fluctuations in currency risk on cross currency intercompany loans we make to certain of our subsidiaries by entering into foreign currency forward contracts at the time the loans are entered which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations. See

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Note 11, "Financial Instruments," to the Notes to our consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

We do not hedge our operating results against currency movement as they are primarily translational in nature. Using foreign currency forward rates as of December 31, 2019, we expect revenue to be positively impacted by approximately 0.1% over a twelve-month period. Additionally, each one percentage point change in foreign currency movements is estimated to impact our Adjusted Corporate EBITDA by an estimated $1 million over a twelve-month period.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The IRS completed its audit of our 2007 to 2009 tax returns and surveyed 2010 and 2011 tax returns and had no changes to the previously-filed tax returns. Currently, our 2014 through 2016 tax years are under audit by the IRS.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hertz Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hertz Global Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the year then ended, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments effective January 1, 2019. See below for discussion of our related critical audit matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Adoption of New Lease Standard
Description of the Matter
As more fully described above and in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases upon its adoption of the new lease standard, ASC 842 - Leases (“ASC 842”), on January 1, 2019, which included recognizing a right-of-use asset and corresponding lease liability based on the present value of future lease payments. Upon adoption, the Company recorded $1.585 billion of operating lease right-of-use assets and $1.588 billion of operating lease liabilities on the consolidated balance sheet.
Auditing the adoption of ASC 842 was challenging due to the volume and variety of lease contracts the Company is a party to in the normal course of business. Specifically, the calculation of the Company’s operating lease right-of-use asset and operating lease liability involved subjective auditor judgment due to the complexity of evaluating the varying lease payments and other terms within the lease agreements. For example, certain leases include guaranteed minimum lease payments which required evaluation for inclusion in the right-of-use asset and lease liability calculations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s ASC 842 adoption process. For example, we tested controls over the Company’s process for evaluating the completeness of their lease population, assessing the terms of their lease agreements and reviewing their right-of-use asset and lease liability calculations.
To test the right-of-use asset and related lease liabilities recognized in connection with the Company’s adoption of ASC 842, our audit procedures included, among others, assessing the Company’s accounting policy under the new standard, evaluating the terms of the Company’s lease agreements, and evaluating management’s application of the standard to their lease agreements. For example, we inspected a sample of lease agreements and assessed the lease payment terms within those agreements to determine whether the payment amounts were required to be included in the right-of-use asset and lease liability calculations. We also performed procedures to evaluate the completeness of the population of leases used to determine and record the right-of-use asset and lease liability and tested that the right-of-use asset and lease liability recorded upon adoption of the standard was complete and accurate.

Calculation of Non-Program Depreciation on Revenue Earning Vehicles
Description of the Matter
For the year ended December 31, 2019, depreciation of revenue earning vehicles and lease charges was $2.565 billion, including gains and losses on disposals. As discussed in Note 2 to the consolidated financial statements, depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, the effect of these conditions on residual values at the expected time of disposal and the estimated holding period for the revenue earning vehicles. The Company’s fleet is comprised of vehicles that are subject to vehicle repurchase programs ("program vehicles") and (“non-program vehicles”). For program vehicles, the manufacturers guarantee a specified price or depreciation rate upon disposal, versus non-program vehicles where the Company estimates the residual value of the vehicle at the expected time of disposal.
Auditing the Company’s calculation of depreciation for non-program vehicles was complex due to the significant estimation uncertainty and management judgment to determine the estimated residual values at the expected time of disposal. The significant estimation uncertainty was primarily due to management’s assumptions of future consumer demand for vehicles within their current fleet, the disposal channel of those vehicles and other external market conditions. Additionally, auditing the calculation of depreciation was challenging due to the volume of data inputs utilized in management’s calculation, including historical sales data from multiple sources at varying levels of disaggregation along with additional data specific to the Company’s current fleet.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s measurement of depreciation expense for non-program vehicles. For example, we tested controls over management’s quarterly review of the depreciation rates, which included their procedures to validate the completeness and accuracy of the data used in the calculation and their assessment of significant assumptions, specifically the estimated residual values of non-program vehicles.
To test the depreciation calculation for non-program vehicles, our audit procedures included, among others, testing the completeness and accuracy of the underlying data by comparing historical sales data and vehicle information used in the calculation (e.g., make, model, trim) to external sources and the Company’s records. We tested the base depreciation rate calculations performed within the IT application and evaluated the reasonableness of other significant assumptions such as resale market conditions, including consumer demand for specific vehicles, and disposition channels to assess the reasonableness of the residual value estimates made by management. Additionally, we performed analytical procedures to evaluate historical gains and losses recognized upon disposal in order to retrospectively review the reasonableness of management’s estimates.

Valuation of Self-insurance Liabilities
Description of the Matter
As disclosed in Notes 2 and 14 to the consolidated financial statements, the Company is self-insured for public liability, property damage, general liability, liability insurance supplement, and worker's compensation, with the Company’s public liability and property damage reserve representing the largest balance at $399 million as of December 31, 2019. The Company records liabilities for these matters based on actuarial analyses of historical claim activity and estimates of both reported accident claims not yet paid, and claims incurred but not yet reported. The actuarial analyses that determine the claims incurred but not yet reported portion of the liability balances considers a variety of factors, including the frequency and severity of losses, changes in claim reporting and resolution patterns, insurance industry practices, the regulatory environment and legal precedent.
Auditing the self-insurance liabilities is complex and required the involvement of actuarial specialists due to the significant measurement uncertainty associated with the estimate, management’s application of complex judgments, and the use of actuarial methods. In addition, the self-insurance reserve estimate is sensitive to management’s assumptions, including claim frequency, actuarial evaluations of historical claim experience, and future projections of ultimate losses, expenses and administrative costs used in the computation of self-insurance liabilities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s self-insurance liability process. For example, we tested controls over management’s review of the assumptions outlined above that are used in the self-insurance liability calculation and the completeness and accuracy of the data underlying the self-insurance liability.
To test the valuation of the self-insurance liabilities, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying claims data used to develop the related reserves. Furthermore, we involved our actuarial specialists to assist us in evaluating the models used by management and the reasonableness of assumptions used in those models (e.g., actuarial evaluations of historical claim experience and future projections of ultimate losses, expenses and administrative costs). We compared the Company's reserve to a range developed by our actuarial specialists based on the underlying claims data and independently selected assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2019.
Tampa, Florida
February 25, 2020

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hertz Global Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hertz Global Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hertz Global Holdings, Inc. and its subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the year then ended, and the related notes and consolidated financial statement schedules listed in the Index at Item 15(a) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tampa, Florida
February 25, 2020

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Hertz Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Hertz Global Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended December 31, 2018, including the related notes and schedules of (i) condensed financial information of Hertz Global Holdings, Inc. as of December 31, 2018 and for each of the two years in the period ended December 31, 2018 and (ii) valuation and qualifying accounts for each of the two years in the period ended December 31, 2018 appearing under Item 8 (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements, before the effects of the adjustments described above, based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements, before the effects of the adjustments described above, in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
February 25, 2019, except for the effects of the rights offering discussed in Note 16 and the changes to segment information disclosed in Note 17, as to which the date is February 25, 2020.

We served as the Company’s or its predecessor’s auditor from 1994 to 2019.

THE HERTZ CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of The Hertz Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Hertz Corporation and its subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the year then ended, and the related notes and consolidated financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments effective January 1, 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.
Tampa, Florida
February 25, 2020

THE HERTZ CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of The Hertz Corporation

Opinion on Internal Control Over Financial Reporting

We have audited The Hertz Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hertz Corporation and its subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the year then ended, and the related notes and consolidated financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tampa, Florida
February 25, 2020

THE HERTZ CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholder of
The Hertz Corporation

Opinion on the Financial Statements

We have audited the consolidated balance sheet of The Hertz Corporation and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 8 (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements, before the effects of the adjustments described above, based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements, before the effects of the adjustments described above, in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
February 25, 2019, except for the effects of the changes to segment information disclosed in Note 17, as to which the date is February 25, 2020.

We served as the Company’s auditor from 1994 to 2019.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$865	$1,127
Restricted cash and cash equivalents:
Vehicle	466	257
Non-vehicle	29	26
Total restricted cash and cash equivalents	495	283
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,360	1,410
Receivables:
Vehicle	791	625
Non-vehicle, net of allowance of $35 and $27, respectively	1,049	962
Total receivables, net	1,840	1,587
Prepaid expenses and other assets	689	902
Revenue earning vehicles:
Vehicles	17,085	15,703
Less: accumulated depreciation	(3,296)	(3,284)
Total revenue earning vehicles, net	13,789	12,419
Property and equipment, net	757	778
Operating lease right-of-use assets	1,871	—
Intangible assets, net	3,238	3,203
Goodwill	1,083	1,083
Total assets(a)	$24,627	$21,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$289	$284
Non-vehicle	654	704
Total accounts payable	943	988
Accrued liabilities	1,186	1,304
Accrued taxes, net	150	136
Debt:
Vehicle	13,368	11,902
Non-vehicle	3,721	4,422
Total debt	17,089	16,324
Operating lease liabilities	1,848	—
Public liability and property damage	399	418
Deferred income taxes, net	1,124	1,092
Total liabilities(a)	22,739	20,262
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 144 and 86 shares issued, respectively and 142 and 84 shares outstanding, respectively	1	1
Additional paid-in capital	3,024	2,261
Accumulated deficit	(967)	(909)
Accumulated other comprehensive income (loss)	(189)	(192)
Treasury stock, at cost, 2 shares and 2 shares, respectively	(100)	(100)
Stockholders' equity attributable to Hertz Global	1,769	1,061
Noncontrolling interests	119	59
Total stockholders' equity	1,888	1,120
Total liabilities and stockholders' equity	$24,627	$21,382
(a) Hertz Global Holdings, Inc.'s consolidated total assets as of December 31, 2019 and December 31, 2018 include total assets of variable interest entities (“VIEs”) of $1.3 billion and $1.0 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of December 31, 2019 and December 31, 2018 include total liabilities of VIEs of $1.1 billion and $947 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Special Purpose Entities" in Note 5, "Debt," and "767 Auto Leasing LLC" in Note 15, "Related Party Transactions," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Worldwide vehicle rental	$9,107	$8,756	$8,163
All other operations	672	748	640
Total revenues	9,779	9,504	8,803
Expenses:
Direct vehicle and operating	5,486	5,355	4,958
Depreciation of revenue earning vehicles and lease charges	2,565	2,690	2,798
Selling, general and administrative	969	1,017	880
Interest expense, net:
Vehicle	494	448	331
Non-vehicle	311	291	306
Total interest expense, net	805	739	637
Goodwill and intangible asset impairments	—	—	86
Other (income) expense, net	(59)	(40)	19
Total expenses	9,766	9,761	9,378
Income (loss) before income taxes	13	(257)	(575)
Income tax (provision) benefit	(63)	30	902
Net income (loss)	(50)	(227)	327
Net (income) loss attributable to noncontrolling interests	(8)	2	—
Net income (loss) attributable to Hertz Global	$(58)	$(225)	$327
Weighted-average shares outstanding:
Basic	117	96	95
Diluted	117	96	95
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.49)	$(2.35)	$3.44
Diluted earnings (loss) per share	$(0.49)	$(2.35)	$3.44

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$(50)	$(227)	$327
Other comprehensive income (loss):
Foreign currency translation adjustments	6	(34)	14
Reclassification of foreign currency items to other (income) expense, net	—	(1)	8
Reclassification of realized gain on securities to other (income) expense	—	—	(3)
Net gain (loss) on defined benefit pension plans	(11)	(44)	40
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	—	—	6
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial (gains) losses on defined benefit pension plans	11	5	—
Total other comprehensive income (loss) before income taxes	6	(74)	65
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	(1)	12	(10)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(2)	(1)	(2)
Total other comprehensive income (loss)	3	(63)	53
Total comprehensive income (loss)	(47)	(290)	380
Comprehensive (income) loss attributable to noncontrolling interests	(8)	2	—
Comprehensive income (loss) attributable to Hertz Global	$(55)	$(288)	$380

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2016	—	83	$1	$2,227	$(882)	$(171)	2	$(100)	$1,075	$—	$1,075
Change in accounting principle	—	—	—	—	49	—	—	—	49	—	49
January 1, 2017 (as adjusted)	—	83	1	2,227	(833)	(171)	2	(100)	1,124	—	1,124
Net income (loss)	—	—	—	—	327	—	—	—	327	—	327
Other comprehensive income (loss)	—	—	—	—	—	53	—	—	53	—	53
Net settlement on vesting of restricted stock	—	1	—	—	—	—	—	—	—	—	—
Stock-based compensation charges	—	—	—	13	—	—	—	—	13	—	13
Other	—	—	—	3	—	—	—	—	3	—	3
December 31, 2017	—	84	1	2,243	(506)	(118)	2	(100)	1,520	—	1,520
Change in accounting principle	—	—	—	—	(189)	—	—	—	(189)	—	(189)
January 1, 2018 (as adjusted)	—	84	1	2,243	(695)	(118)	2	(100)	1,331	—	1,331
Net income (loss)	—	—	—	—	(225)	—	—	—	(225)	(2)	(227)
Other comprehensive income (loss)	—	—	—	—	—	(63)	—	—	(63)	—	(63)
Net settlement on vesting of restricted stock	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	—	21	—	—	—	—	21	—	21
Reclassification of income tax effects resulting from the Tax Cuts and Jobs Act	—	—	—	—	11	(11)	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	61	61
December 31, 2018	—	84	1	2,261	(909)	(192)	2	(100)	1,061	59	1,120
Net income (loss)	—	—	—	—	(58)	—	—	—	(58)	8	(50)
Other comprehensive income (loss)	—	—	—	—	—	3	—	—	3	—	3
Net settlement on vesting of restricted stock	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	—	18	—	—	—	—	18	—	18
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	52	52
Rights Offering, net	—	58	—	748	—	—	—	—	748	—	748
December 31, 2019	—	142	$1	$3,024	$(967)	$(189)	2	$(100)	$1,769	$119	$1,888

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(50)	$(227)	$327
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	2,791	2,546	2,722
Depreciation and amortization, non-vehicle	203	218	240
Amortization of deferred financing costs and debt discount (premium)	52	50	46
Loss on extinguishment of debt	43	22	13
Stock-based compensation charges	18	14	19
Provision for receivables allowance	53	35	33
Deferred income taxes, net	27	(66)	(922)
(Gain) loss on marketable securities	(30)	(20)	(3)
(Gain) loss on sale of non-vehicle capital assets	(39)	(1)	(2)
(Gain) loss on derivatives	(12)	7	—
Impairment charges and asset write-downs	—	—	116
Other	3	—	(5)
Changes in assets and liabilities:
Non-vehicle receivables	(88)	(136)	(75)
Prepaid expenses and other assets	(8)	(23)	(22)
Operating lease right-of-use assets	402	—	—
Non-vehicle accounts payable	65	70	20
Accrued liabilities	(88)	75	(86)
Accrued taxes, net	14	(8)	(23)
Operating lease liabilities	(428)	—	—
Public liability and property damage	(28)	—	(4)
Net cash provided by (used in) operating activities	2,900	2,556	2,394
Cash flows from investing activities:
Revenue earning vehicles expenditures	(13,714)	(12,493)	(10,596)
Proceeds from disposal of revenue earning vehicles	9,486	8,452	7,653
Non-vehicle capital asset expenditures	(224)	(177)	(173)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	27	51	21
Proceeds from sale of Brazil Operations, net of retained cash	—	—	94
Acquisitions, net of cash acquired	(1)	(2)	(15)
Purchases of marketable securities	—	(60)	—
Sales of marketable securities	—	36	9
Return of (investment in) equity investment	—	—	7
Other	1	(4)	—
Net cash provided by (used in) investing activities	(4,425)	(4,197)	(3,000)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	13,013	14,009	10,756
Repayments of vehicle debt	(11,530)	(12,426)	(10,244)
Proceeds from issuance of non-vehicle debt	3,016	557	2,100
Repayments of non-vehicle debt	(3,732)	(571)	(1,560)
Payment of financing costs	(53)	(47)	(59)
Early redemption premium payment	(34)	(19)	(5)
Contributions from noncontrolling interests	49	60	—
Proceeds from Rights Offering, net	748	—	—
Other	(3)	(2)	—
Net cash provided by (used in) financing activities	1,474	1,561	988
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	1	(14)	28
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(50)	(94)	410
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,410	1,504	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,360	$1,410	$1,504

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$431	$379	$291
Non-vehicle	272	286	291
Income taxes, net of refunds	21	26	54
Operating lease liabilities	575	—	—
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$165	$169	$194
Sales of revenue earning vehicles included in vehicle receivables	667	510	431
Sales-type capital lease of revenue earning vehicles included in other receivables	—	75	—
Purchases of non-vehicle capital assets included in accounts payable	40	42	65
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	23	21	35
Receivable on sale of Brazil Operations	—	—	13
Operating lease right-of-use assets obtained in exchange for lease liabilities	680	—	—

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$865	$1,127
Restricted cash and cash equivalents:
Vehicle	466	257
Non-vehicle	29	26
Total restricted cash and cash equivalents	495	283
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,360	1,410
Receivables:
Vehicle	791	625
Non-vehicle, net of allowance of $35 and $27, respectively	1,049	962
Total receivables, net	1,840	1,587
Prepaid expenses and other assets	689	902
Revenue earning vehicles:
Vehicles	17,085	15,703
Less: accumulated depreciation	(3,296)	(3,284)
Total revenue earning vehicles, net	13,789	12,419
Property and equipment, net	757	778
Operating lease right-of-use assets	1,871	—
Intangible assets, net	3,238	3,203
Goodwill	1,083	1,083
Total assets(a)	$24,627	$21,382
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$289	$284
Non-vehicle	654	704
Total accounts payable	943	988
Accrued liabilities	1,186	1,304
Accrued taxes, net	150	136
Debt:
Vehicle	13,368	11,902
Non-vehicle	3,721	4,422
Total debt	17,089	16,324
Operating lease liabilities	1,848	—
Public liability and property damage	399	418
Deferred income taxes, net	1,128	1,094
Total liabilities(a)	22,743	20,264
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized, 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,955	3,187
Due from affiliate	(64)	(52)
Accumulated deficit	(1,937)	(1,884)
Accumulated other comprehensive income (loss)	(189)	(192)
Stockholder's equity attributable to Hertz	1,765	1,059
Noncontrolling interests	119	59
Total stockholder's equity	1,884	1,118
Total liabilities and stockholder's equity	$24,627	$21,382
(a) The Hertz Corporation's consolidated total assets as of December 31, 2019 and December 31, 2018 include total assets of variable interest entities (“VIEs”) of $1.3 billion and $1.0 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of December 31, 2019 and December 31, 2018 include total liabilities of VIEs of $1.1 billion and $947 million, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Special Purpose Entities" in Note 5, "Debt," and "767 Auto Leasing LLC" in Note 15, "Related Party Transactions," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Worldwide vehicle rental	$9,107	$8,756	$8,163
All other operations	672	748	640
Total revenues	9,779	9,504	8,803
Expenses:
Direct vehicle and operating	5,486	5,355	4,958
Depreciation of revenue earning vehicles and lease charges	2,565	2,690	2,798
Selling, general and administrative	969	1,017	880
Interest expense, net:
Vehicle	494	448	331
Non-vehicle	304	284	301
Total interest expense, net	798	732	632
Goodwill and intangible asset impairments	—	—	86
Other (income) expense, net	(59)	(40)	19
Total expenses	9,759	9,754	9,373
Income (loss) before income taxes	20	(250)	(570)
Income tax (provision) benefit	(65)	28	902
Net income (loss)	(45)	(222)	332
Net (income) loss attributable to noncontrolling interests	(8)	2	—
Net income (loss) attributable to Hertz	$(53)	$(220)	$332

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$(45)	$(222)	$332
Other comprehensive income (loss):
Foreign currency translation adjustments	6	(34)	14
Reclassification of foreign currency items to other (income) expense, net	—	(1)	8
Reclassification of realized gain on securities to other (income) expense	—	—	(3)
Net gain (loss) on defined benefit pension plans	(11)	(44)	40
Reclassification from other comprehensive income (loss) to selling, general and administrative expense for amortization of actuarial (gains) losses on defined benefit pension plans	—	—	6
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial (gains) losses on defined benefit pension plans	11	5	—
Total other comprehensive income (loss) before income taxes	6	(74)	65
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	(1)	12	(10)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(2)	(1)	(2)
Total other comprehensive income (loss)	3	(63)	53
Total comprehensive income (loss)	(42)	(285)	385
Comprehensive (income) loss attributable to noncontrolling interests	(8)	2	—
Comprehensive income (loss) attributable to Hertz	$(50)	$(283)	$385

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity
Balance as of:
December 31, 2016	100	$—	$3,150	$(37)	$(1,867)	$(171)	$1,075	$—	$1,075
Change in accounting principle	—	—	—	—	49	—	49	—	49
January 1, 2017 (as adjusted)	100	—	3,150	(37)	(1,818)	(171)	1,124	—	1,124
Net income (loss)	—	—	—	—	332	—	332	—	332
Due from Hertz Holdings	—	—	—	(5)	—	—	(5)	—	(5)
Other comprehensive income (loss)	—	—	—	—	—	53	53	—	53
Stock-based compensation charges	—	—	13	—	—	—	13	—	13
Other	—	—	3	—	—	—	3	—	3
December 31, 2017	100	—	3,166	(42)	(1,486)	(118)	1,520	—	1,520
Change in accounting principle	—	—	—	—	(189)	—	(189)	—	(189)
January 1, 2018 (as adjusted)	100	—	3,166	(42)	(1,675)	(118)	1,331	—	1,331
Net income (loss)	—	—	—	—	(220)	—	(220)	(2)	(222)
Due from Hertz Holdings	—	—	—	(10)	—	—	(10)	—	(10)
Other comprehensive income (loss)	—	—	—	—	—	(63)	(63)	—	(63)
Reclassification of income tax effects resulting from the Tax Cuts and Jobs Act	—	—	—	—	11	(11)	—	—	—
Stock-based compensation charges	—	—	21	—	—	—	21	—	21
Contributions from noncontrolling interests	—	—	—	—	—	—	—	61	61
December 31, 2018	100	—	3,187	(52)	(1,884)	(192)	1,059	59	1,118
Net income (loss)	—	—	—	—	(53)	—	(53)	8	(45)
Due from Hertz Holdings	—	—	—	(12)	—	—	(12)	—	(12)
Other comprehensive income (loss)	—	—	—	—	—	3	3	—	3
Stock-based compensation charges	—	—	18	—	—	—	18	—	18
Contributions from noncontrolling interests	—	—	—	—	—	—	—	52	52
Contributions from Hertz Holdings	—	—	750	—	—	—	750	—	750
December 31, 2019	100	$—	$3,955	$(64)	$(1,937)	$(189)	$1,765	$119	$1,884

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(45)	$(222)	$332
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	2,791	2,546	2,722
Depreciation and amortization, non-vehicle	203	218	240
Amortization of deferred financing costs and debt discount (premium)	52	50	46
Loss on extinguishment of debt	43	22	13
Stock-based compensation charges	18	14	19
Provision for receivables allowance	53	35	33
Deferred income taxes, net	28	(64)	(922)
(Gain) loss on marketable securities	(30)	(20)	(3)
(Gain) loss on sale of non-vehicle capital assets	(39)	(1)	(2)
(Gain) loss on derivatives	(12)	7	—
Impairment charges and asset write-downs	—	—	116
Other	4	—	(4)
Changes in assets and liabilities:
Non-vehicle receivables	(88)	(136)	(75)
Prepaid expenses and other assets	(8)	(23)	(22)
Operating lease right-of-use assets	402	—	—
Non-vehicle accounts payable	65	70	20
Accrued liabilities	(88)	75	(86)
Accrued taxes, net	14	(8)	(24)
Operating lease liabilities	(428)	—	—
Public liability and property damage	(28)	—	(4)
Net cash provided by (used in) operating activities	2,907	2,563	2,399
Cash flows from investing activities:
Revenue earning vehicles expenditures	(13,714)	(12,493)	(10,596)
Proceeds from disposal of revenue earning vehicles	9,486	8,452	7,653
Non-vehicle capital asset expenditures	(224)	(177)	(173)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	27	51	21
Proceeds from sale of Brazil Operations, net of retained cash	—	—	94
Acquisitions, net of cash acquired	(1)	(2)	(15)
Purchases of marketable securities	—	(60)	—
Sales of marketable securities	—	36	9
Return of (investment in) equity investment	—	—	7
Other	1	(4)	—
Net cash provided by (used in) investing activities	(4,425)	(4,197)	(3,000)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	13,013	14,009	10,756
Repayments of vehicle debt	(11,530)	(12,426)	(10,244)
Proceeds from issuance of non-vehicle debt	3,016	557	2,100
Repayments of non-vehicle debt	(3,732)	(571)	(1,560)
Payment of financing costs	(53)	(47)	(59)
Early redemption premium payment	(34)	(19)	(5)
Advances to Hertz Holdings	(12)	(9)	(6)
Contributions from noncontrolling interests	49	60	—
Contributions from Hertz Holdings	750	—	—
Other	—	—	1
Net cash provided by (used in) financing activities	1,467	1,554	983
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	1	(14)	28
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(50)	(94)	410
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,410	1,504	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,360	$1,410	$1,504

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$431	$379	$291
Non-vehicle	272	286	291
Income taxes, net of refunds	21	26	54
Operating lease liabilities	575	—	—
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$165	$169	$194
Sales of revenue earning vehicles included in vehicle receivables	667	510	431
Sales-type capital lease of revenue earning vehicles included in other receivables	—	75	—
Purchases of non-vehicle capital assets included in accounts payable	40	42	65
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	23	21	35
Receivable on sale of Brazil Operations	—	—	13
Operating lease right-of-use assets obtained in exchange for lease liabilities	680	—	—

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

Out of Period Adjustments

The Company identified a misstatement in its prior period consolidated financial statements related to the income tax provision that it corrected during the fourth quarter of 2019. This error was the result of an incorrect apportionment factor applied in the valuation allowance calculation during 2017; the cumulative impact of the adjustment was an increase in net loss of approximately $27 million. The Company considered both quantitative and qualitative factors in assessing the materiality of the item and determined that the misstatement was not material to any prior period and not material to the year ended December 31, 2019.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ materially from those estimates.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Earning Vehicles

Revenue earning vehicles are stated at cost, net of related discounts and incentives from manufacturers. Holding periods typically range from six to thirty-six months. Generally, when revenue earning vehicles are acquired outside of a vehicle repurchase program, the Company estimates the period that the Company will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage). The Company also estimates the residual value of the applicable revenue earning vehicles at the expected time of disposal, taking into consideration factors such as make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, retail, dealer direct) and market conditions. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and the estimated holding periods. Gains and losses on the sale of vehicles, including the costs associated with disposals, are included in depreciation of revenue earning vehicles and lease charges in the accompanying consolidated statements of operations.

For vehicles acquired under the Company's vehicle repurchase programs ("program vehicles"), the manufacturers agree to repurchase program vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase or auction periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the program vehicle upon sale according to certain parameters which include the holding period, mileage and condition of the vehicles. The Company records a provision in accumulated depreciation for excess mileage and vehicle condition, as necessary, during the holding period.

Donlen's revenue earning vehicles are leased under long term agreements with its customers. These leases contain provisions whereby Donlen has a contracted residual value guaranteed by the lessee, such that it does not bear the risk of any gains or losses on the disposal of these vehicles. Donlen accounts for its lease contracts using the appropriate lease classifications.

The Company continually evaluates revenue earning vehicles to determine whether events or changes in circumstances have occurred that may warrant revision of the residual value or holding period.

Self-insured Liabilities

Self-insured liabilities in the accompanying consolidated balance sheets include public liability, property damage, general liability, liability insurance supplement, personal accident insurance, and worker's compensation. These represent an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported and are recorded on an undiscounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses and administrative costs. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Recoverability of Goodwill and Indefinite-lived Intangible Assets

The Company tests the recoverability of its goodwill and indefinite-lived intangible assets by performing an impairment analysis on an annual basis, as of October 1, and at interim periods when circumstances require as a result of a triggering event.

A goodwill impairment charge is calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. For goodwill, fair value is determined using an income approach based on the discounted cash flows of each reporting unit. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated into a single reporting unit when they have similar economic characteristics. The Company has four reporting units: U.S. Rental Car, Europe Rental Car, Other International Rental Car and Donlen. The fair

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit and incorporate various assumptions related to discount rates, growth rates, cash flow projections, tax rates and terminal value rates specific to the reporting unit to which they are applied. Discount rates are set by using the Weighted-Average Cost of Capital (“WACC”) methodology. The Company’s discounted cash flows are based upon reasonable and appropriate assumptions about the underlying business activities of the Company’s reporting units.

In the impairment analysis for an indefinite-lived intangible asset, the Company compares the carrying value of the asset to its estimated fair value and recognizes an impairment charge whenever the carrying amount of the asset exceeds its estimated fair value. The estimated fair value for a tradename utilizes a relief from royalty approach, which includes the Company’s revenue projections for each asset, along with assumptions for royalty rates, tax rates and WACC.

Subrogation Receivables

The Company records receivables for vehicle damage caused while a vehicle is on rent with a customer based on billed and unbilled recoveries and represents the amount of damage the Company expects to recover. Amounts recorded are estimated using a combination of actual historical data with respect to damage expense and collections and other facts and circumstances. Subrogation receivables are recorded as a contra-expense (i.e. a credit to direct vehicle and operating expense in the accompanying consolidated statements of operations) in the period in which the expense was incurred. The Company had net subrogation receivables of $109 million and $84 million which are included in non-vehicle receivables, net in the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively.

Income Taxes

The Company recognized the effects of income tax reform, the TCJA, when enacted in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides SEC staff guidance for the application of Topic 740, Income Taxes, in the reporting period in which the TCJA was signed into law. As of December 31, 2018, the Company completed its accounting for and recorded the tax effects of the TCJA and elected to account for taxes on Global Intangible Low-Taxed Income ("GILTI") as incurred. In 2018 and 2019, the Company asserted indefinite reinvestment on certain of its foreign earnings.

Revenue Recognition

In February 2016, the Financial Accounting Standards Board (the "FASB") issued guidance that replaced the existing lease guidance in U.S. GAAP and in 2018 and 2019 issued amendments and updates to the new lease standard (collectively "Topic 842"). The impact of the adoption of Topic 842 is disclosed below in "Recently Issued Accounting Pronouncements." Upon adoption of Topic 842, on January 1, 2019, the Company accounts for revenue earned from vehicle rentals and rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset under Topic 842. Prior to the adoption of Topic 842, the Company accounted for such revenue under Revenue from Contracts with Customers ("Topic 606"), and prior to the adoption of Topic 606 the Company recognized revenue under existing guidance under U.S. GAAP ("Topic 605"). As such, vehicle rental and rental related revenue is recognized under Topic 842 for the year ended December 31, 2019, under Topic 606 for the year ended December 31, 2018 and under Topic 605 for the year ended December 31, 2017. The policy that follows herein is applicable under Topics 842, 606 and 605 unless otherwise noted.

The Company recognizes two types of revenue: (i) lease revenue; and (ii) revenue from contracts with customers.

The Company reports revenues for taxes or non-concession fees collected from customers on behalf of governmental authorities on a net basis.

Vehicle Rental and Rental Related Revenues

The Company recognizes revenue from its vehicle rental operations when persuasive evidence of a contract exists, the performance obligations have been satisfied, the transaction price is fixed or determinable and collection is

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reasonably assured. Performance obligations associated with vehicle rental transactions are satisfied over the rental period, except for the portion associated with loyalty points, as further described below. Rental periods are short term in nature. Performance obligations associated with rental related activities, such as charges to the customer for the fueling of vehicles and value-added services such as loss damage waivers, insurance products, navigation units, supplemental equipment and other consumables, are also satisfied over the rental period. Revenue from charges that are charged to the customer, such as gasoline, vehicle licensing and airport concession fees, is recorded on a gross basis with a corresponding charge to direct vehicle and operating expense. Sales commissions paid to third parties are generally expensed when incurred due to the short-term nature of the related transaction on which the commission was earned and are recorded within selling, general and administrative expense. Payments are due from customers at the completion of the rental, except for customers with negotiated payment terms, generally net 30 days or less, which are invoiced and remain as accounts receivable until collected.

Loyalty Programs - The Company offers loyalty programs, primarily Hertz Gold Plus Rewards, wherein customers are eligible to earn loyalty points that are redeemable for free rental days or can be converted to loyalty points for redemption of products and services under loyalty programs of other companies. Upon adoption of Topic 606, each transaction that generates loyalty points results in the deferral of revenue equivalent to the retail value at the date the points are earned. The associated revenue is recognized when the customer redeems the loyalty points at some point in the future. The retail value of loyalty points is estimated based on the current retail value measured as of the date the loyalty points are earned, less an estimated amount representing loyalty points that are not expected to be redeemed (“breakage”). Breakage is reviewed on a quarterly basis and includes significant assumptions such as historical breakage trends and internal Company forecasts. Under Topic 605, for each transaction that generated loyalty points, the Company would accrue an expense associated with the incremental cost of providing the rental when the reward points were earned.

Customer Rebates - The Company has business customers that rent vehicles based on terms that have been negotiated through contracts with their employers, or other entities with which they are associated (“commercial contracts”), which can differ substantially from the terms on which the Company rents vehicles to the general public. Some of the commercial contracts contain provisions which allow for rebates to the entity based on achieving a specific rental volume threshold. Rebates are treated as lease incentives under Topic 842 and variable consideration under Topic 606, and are recognized as a reduction of revenue at the time of the rental based on the rebate expected to be earned by the entity.

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

Ancillary Retail Vehicle Sales Revenue

Ancillary retail vehicle sales represent revenues generated from the sale of warranty contracts, financing and title fees, and other ancillary services associated with vehicles disposed of at the Company’s retail outlets. These revenues are recorded at the point in time when the Company sells the product or provides the service to the customer. These revenues exclude the sale price of the vehicle which is a component of the gain or loss on the disposition and is included in depreciation of revenue earning vehicles and lease charges in the accompanying consolidated statements of operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fleet Management Revenue

The Company's Donlen subsidiary generates revenue from various fleet leasing and fleet management services. Donlen’s operating leases for fleets have lease periods that are typically for twelve months, after which the lease converts to a month-to-month lease, allowing the vehicle to be surrendered any time thereafter. The Company's fleet leases contain a terminal rental adjustment clause ("TRAC") where, upon sale of the vehicle following the termination of the lease, a TRAC adjustment may result through which the lessee is credited or charged with the gain or loss on the vehicle's disposal. Such TRAC adjustments are considered variable charges. Fleet management services are comprised of fuel purchasing and management, preventive vehicle maintenance, repair consultation, toll management and accident management. Fleet management revenue is recognized net of any fees collected from customers on behalf of third-party service providers, as services are rendered.

Contract Balances

The Company recognizes receivables and liabilities resulting from its contracts with customers. Contract receivables primarily consist of receivables from customers for vehicle rentals. Contract liabilities primarily consist of obligations to customers for prepaid vehicle rentals and related to the Company’s points-based loyalty programs.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less. The Company's cash and cash equivalents are invested in various investment grade institutional money market accounts and bank term deposits.

Restricted cash and restricted cash equivalents includes cash and cash equivalents that are not readily available for use in the Company's operating activities. Restricted cash and restricted cash equivalents are primarily comprised of proceeds from the disposition of vehicles pledged under the terms of vehicle debt financing arrangements and is restricted for the purchase of revenue earning vehicles and other specified uses under the vehicle debt facilities and the LKE program, cash utilized as credit enhancement under those arrangements, and certain cash accounts supporting regulatory reserve requirements related to the Company's self-insurance. These funds are primarily held in demand deposit accounts or in highly rated money market funds with investments primarily in government and corporate obligations.

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

Receivables, Net of Allowance

Receivables are stated net of allowances and primarily represent credit extended to vehicle manufacturers, customers that satisfy defined credit criteria, and amounts due from customers resulting from damage to rental vehicles. The estimate of the allowance for doubtful accounts is based on the Company's historical experience and its judgment as to the likelihood of ultimate payment. Actual receivables are written-off against the allowance for doubtful accounts when the Company determines the balance will not be collected. Estimates for future credit memos are based on historical experience and are reflected as reductions to revenue, while bad debt expense is reflected as a component of direct vehicle and operating expense in the accompanying consolidated statements of operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment, Net

The Company's property and equipment, net consists of the following:

	December 31, 2019	December 31, 2018
Land, buildings and leasehold improvements	$1,271	$1,220
Service vehicles, equipment and furniture and fixtures	798	782
Less: accumulated depreciation	(1,312)	(1,224)
Total property and equipment, net	$757	$778

Land is stated at cost and reviewed annually for impairment as further disclosed above in "Long-lived Assets, Including Finite-lived Intangible Assets."

Property and equipment are stated at cost and are depreciated utilizing the straight-line method over the estimated useful lives of the related assets. Useful lives are as follows:

Buildings	1 to 50 years
Furniture and fixtures	1 to 5 years
Service vehicles and equipment	1 to 25 years
Leasehold improvements	The lesser of the economic life or the lease term

Depreciation expense for property and equipment, net for the years ended December 31, 2019, 2018 and 2017 was $122 million, $129 million and $143 million, respectively.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Forfeitures are accounted for when they occur. The Company has estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected term, dividend yield and risk-free interest rate.

The Company accounts for restricted stock unit and performance stock unit awards as equity classified awards. For restricted stock units ("RSUs") the expense is based on the grant-date fair value of the stock and the number of shares that vest, recognized over the service period. For performance stock units ("PSUs") and performance stock awards ("PSAs"), the expense is based on the grant-date fair value of the stock, recognized over a two to four year service

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period depending upon the applicable performance condition. For PSUs and PSAs, the Company re-assesses the probability of achieving the applicable performance condition quarterly and adjusts the recognition of expense accordingly. The Company includes the excess tax benefit within income tax expense in the accompanying consolidated statements of operations when realized.

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

Foreign Currency Translation and Transactions

Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average exchange rates throughout the year. The related translation adjustments are reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Foreign currency exchange rate gains and losses resulting from transactions are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

Advertising

Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs are reflected as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations and for the years ended December 31, 2019, 2018 and 2017 were $318 million, $238 million and $191 million, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Divestitures

The Company classifies long-lived assets and liabilities to be disposed of as held for sale in the period in which they are available for immediate sale in their present condition and the sale is probable and expected to be completed within one year. The Company initially measures assets and liabilities held for sale at the lower of their carrying value or fair value less costs to sell and assesses their fair value quarterly until disposed. When the divestiture represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results, the disposal is presented as a discontinued operation.

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

The Company adopted this guidance effective January 1, 2019 using a simplified transition approach for both lessees and lessors. Prior periods have not been retrospectively adjusted and are in conformance with the then existing guidance under U.S. GAAP for the Company as a lessee ("Topic 840"). Then existing guidance for the Company as a lessor is disclosed above in "Revenue Recognition". The Company utilized the package of practical expedients for existing or expired contracts and did not reassess whether such contracts contain leases, the lease classification or the initial direct costs. Additionally, the Company utilized the historical lease term and did not utilize the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment of its ROU assets. To determine the present value of its lease payments as of January 1, 2019, the Company utilized the interest rate implicit in the lease agreement. If the Company was unable to determine the implicit interest rate, the collateralized incremental borrowing rate as of January 1, 2019 was utilized. Also, with respect to the Company's real estate leases, vehicle leases and fleet leases, the Company availed itself of the practical expedient for lessees and lessors and elected an accounting policy by class of underlying asset to combine lease and non-lease components, where permissible.

As of January 1, 2019, the Company accounts for revenue earned from vehicle rentals and rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset under Topic 842. Prior to the adoption of Topic 842, the Company accounted for such revenue under Topic 606, as disclosed above in "Revenue Recognition".

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

Adoption of Topic 842 did not impact the Company's results of operations or cash flows. See Note 9, "Leases," for information regarding the Company’s accounting policies for leases, as well as other required disclosures under Topic 842.

Changes to Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued guidance that modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to remove disclosures no longer considered cost beneficial, add disclosures identified as relevant and clarify certain disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2020 using a retrospective transition method. The Company adopted this guidance early, as permitted, on December 31, 2019, using a retrospective basis. The adoption of this guidance did not impact the Company's financial position, results of operations or cash flows. See Note 7 , Employee Retirement Benefits for revised disclosures in accordance with this guidance.

Not Yet Adopted as of December 31, 2019

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance that sets forth a current expected credit loss impairment model for financial assets, which replaces the current incurred loss model, and in 2018 and 2019 issued amendments and updates to the new standard. This model requires a financial asset (or group of financial assets), including trade receivables, measured at amortized cost to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. This guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods using a modified retrospective transition method. The Company completed its analysis and adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods using a retrospective or prospective transition method. Early adoption is permitted, including adoption in any interim period. The Company intends to adopt this guidance when effective, on January 1, 2020, using a prospective transition method. The Company completed its analysis and adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes by removing certain exceptions in existing guidance and improves consistency in application by clarifying and amending existing guidance. This guidance is effective for annual periods beginning after December 15, 2020, and interim periods within those annual periods, where the transition method varies depending upon the specific amendment. Early adoption is permitted, including adoption in any interim period. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period, and all amendments must be adopted in the same period. The Company is in the process of assessing the overall impact of adopting this guidance on its financial position, results of operations and cash flows.

Note 3—Divestitures

Investment in Additional Equity

In March 2017, the Company determined it had an other than temporary loss in value of an equity method investment and recorded an impairment charge of $30 million based on the fair value of the investment determined using level 3 inputs under the fair value hierarchy. In September 2017, the investee was dissolved which resulted in a return of capital to the Company and a pre-tax gain of $4 million. The net amount of the fair value adjustments of $26 million is included in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2017 and is attributable to the Company's Corporate operations.

Brazil Operations

In August 2017, the Company completed the sale of Car Rental Systems do Brasil Locação de Veiculos Ltd., a wholly owned subsidiary of the Company located in Brazil ("Brazil Operations"), to Localiza Fleet S.A. (“Localiza”), a corporation headquartered in Brazil, and received proceeds of $115 million, of which $13 million was placed into escrow to secure certain indemnification obligations. As a result of the sale, the Company recorded a $6 million gain, net of the impact of foreign currency adjustments, which is included in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2017. As part of the sale, both companies entered into referral and brand cooperation agreements to govern their ongoing relationship which have an initial term of twenty years with an option to extend for another twenty years. The alliance will also involve the exchange of knowledge in areas of technology, customer service and operational excellence.

Sale of Non-vehicle Capital Assets

In 2019, the Company completed the sale of certain non-vehicle capital assets in its U.S. Rental Car Segment and recognized a $39 million pre-tax gain on the sale which is included in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2019.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Goodwill and Intangible Assets, Net

Goodwill

At October 1, 2018 and 2019, the Company performed its annual goodwill impairment test, and the results of which indicated that the estimated fair value of each reporting unit was in excess of its carrying value. Therefore the Company determined that its goodwill was not impaired for the years ended December 31, 2018 and 2019.

The Company performed these impairment analyses using the income approach, a measurement using level 3 inputs under the GAAP fair value hierarchy. In performing the impairment analyses, the Company leveraged long-term strategic plans, which are based on strategic initiatives for future profitability growth. The weighted-average cost of capital used in the discounted cash flow model was calculated based upon the fair value of the Company's debt and stock price with a debt to equity ratio comparable to the vehicle rental car industry.

The following summarizes the changes in the Company's goodwill, by segment:

(In millions)	U.S. Rental Car	International Rental Car	All Other Operations	Total
Balance as of January 1, 2019
Goodwill	$1,029	$236	$36	$1,301
Accumulated impairment losses	—	(218)	—	(218)
	1,029	18	36	1,083
Goodwill acquired and other changes during the period	—	—	—	—
	—	—	—	—
Balance as of December 31, 2019
Goodwill	1,029	236	36	1,301
Accumulated impairment losses	—	(218)	—	(218)
	$1,029	$18	$36	$1,083

(In millions)	U.S. Rental Car	International Rental Car	All Other Operations	Total
Balance as of January 1, 2018
Goodwill	$1,029	$237	$36	$1,302
Accumulated impairment losses	—	(218)	—	(218)
	1,029	19	36	1,084
Goodwill acquired and other changes during the period(1)	—	(1)	—	(1)
	—	(1)	—	(1)
Balance as of December 31, 2018
Goodwill	1,029	236	36	1,301
Accumulated impairment losses	—	(218)	—	(218)
	$1,029	$18	$36	$1,083

(1)	Changes in the International Rental Car segment and All Other Operations segment primarily consists of foreign currency exchange rate adjustments.

Intangible Assets, Net

The Company's indefinite-lived intangible assets primarily consist of the Hertz and Dollar Thrifty tradenames. In 2017, as a result of declines in revenues and profitability of the Company and a decline in the share price of Hertz Global's

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock, the Company tested the recoverability of its indefinite-lived intangible assets as of June 30, 2017 and concluded that there was an impairment of the Dollar Thrifty tradename in its U.S. Rental Car segment and recorded a charge of $86 million. The Company concluded there was no impairment of the Hertz tradename. The Company also tested the recoverability of its indefinite-lived intangible assets as of its annual test date of October 1, 2017 and concluded there was no impairment of either tradename. Additionally, the Company tested the recoverability of its indefinite-lived intangible assets as of its annual test dates of October 1, 2018 and 2019 and concluded there was no impairment of either tradename.

The Company performed these impairment analyses using the relief from royalty method, a measurement using level 3 inputs under the GAAP fair value hierarchy. The impairment in 2017 was largely due to a decrease in long-term revenue projections coupled with an increase in the weighted-average cost of capital.

Intangible assets, net, consisted of the following major classes:

	December 31, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$333	$(313)	$20
Concession rights	414	(324)	90
Technology-related intangibles(1)	515	(236)	279
Other(2)	74	(64)	10
Total	1,336	(937)	399
Indefinite-lived intangible assets:
Tradenames	2,814	—	2,814
Other(3)	25	—	25
Total	2,839	—	2,839
Total intangible assets, net	$4,175	$(937)	$3,238

	December 31, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$333	$(309)	$24
Concession rights	413	(279)	134
Technology-related intangibles(1)	412	(219)	193
Other(2)	82	(69)	13
Total	1,240	(876)	364
Indefinite-lived intangible assets:
Tradenames	2,814	—	2,814
Other(3)	25	—	25
Total	2,839	—	2,839
Total intangible assets, net	$4,079	$(876)	$3,203

(1)	Technology-related intangibles include software not yet placed into service.

(2)	Other amortizable intangible assets primarily include the Donlen tradename and reacquired franchise rights.

(3)	Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(In millions)	2019	2018	2017
Amortization of intangible assets	$81	$89	$97

The following table summarizes the Company's expected amortization expense based on its amortizable intangible assets as of December 31, 2019:

(In millions)
2020	$105
2021	94
2022	50
2023	43
2024	40
After 2024	67
Total expected amortization expense	$399

Note 5—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions):

Facility	Weighted-Average Interest Rate as of December 31, 2019	Fixed or Floating Interest Rate	Maturity	December 31, 2019	December 31, 2018
Non-Vehicle Debt
Senior Term Loan	4.45%	Floating	6/2023	$660	$674
Senior RCF	N/A	Floating	6/2021	—	—
Senior Notes(1)	6.11%	Fixed	10/2022-1/2028	2,700	2,500
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	350	1,250
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	5.70%	Fixed	Various	18	4
Unamortized Debt Issuance Costs and Net (Discount) Premium				(34)	(33)
Total Non-Vehicle Debt				3,721	4,422
Vehicle Debt
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	3.09%	Floating	3/2021	2,644	2,940
				2,644	2,940
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	2.93%	Fixed	3/2020	780	780
HVF II Series 2015-3(2)	3.10%	Fixed	9/2020	371	371
HVF II Series 2016-1(2)	N/A	N/A	N/A	—	466
HVF II Series 2016-2(2)	3.41%	Fixed	3/2021	595	595
HVF II Series 2016-3(2)	N/A	N/A	N/A	—	424
HVF II Series 2016-4(2)	3.09%	Fixed	7/2021	424	424

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility	Weighted-Average Interest Rate as of December 31, 2019	Fixed or Floating Interest Rate	Maturity	December 31, 2019	December 31, 2018
HVF II Series 2017-1(2)	3.38%	Fixed	10/2020	450	450
HVF II Series 2017-2(2)	3.57%	Fixed	10/2022	350	350
HVF II Series 2018-1(2)	3.41%	Fixed	2/2023	1,000	1,000
HVF II Series 2018-2(2)	3.80%	Fixed	6/2021	200	200
HVF II Series 2018-3(2)	4.15%	Fixed	7/2023	200	200
HVF II Series 2019-1(2)	3.85%	Fixed	3/2022	700	—
HVF II Series 2019-2(2)	3.51%	Fixed	5/2024	750	—
HVF II Series 2019-3(2)	2.91%	Fixed	12/2024	800	—
				6,620	5,260
Donlen U.S. ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	2.67%	Floating	3/2021	286	320
				286	320
HFLF Medium Term Notes
HFLF Series 2015-1(3)	N/A	N/A	N/A	—	33
HFLF Series 2016-1(3)	4.89%	Both	1/2020-2/2020	34	171
HFLF Series 2017-1(3)	2.69%	Both	1/2020-5/2021	229	397
HFLF Series 2018-1(3)	3.03%	Both	1/2020-9/2022	462	550
HFLF Series 2019-1(3)	2.65%	Both	2/2020-11/2022	650	—
				1,375	1,151
Vehicle Debt - Other
U.S. Vehicle RCF	4.23%	Floating	6/2021	146	146
European Vehicle Notes(4)	5.07%	Fixed	10/2021-3/2023	810	829
European ABS(2)	1.60%	Floating	11/2021	766	600
Hertz Canadian Securitization(2)	3.09%	Floating	3/2021	241	220
Donlen Canadian Securitization(2)	2.97%	Floating	12/2022	24	—
Australian Securitization(2)	2.52%	Floating	6/2021	177	155
New Zealand RCF	3.81%	Floating	6/2021	50	40
U.K. Financing Facility	3.06%	Floating	1/2020-9/2022	247	242
Other Vehicle Debt	3.83%	Floating	1/2020-11/2024	29	42
				2,490	2,274
Unamortized Debt Issuance Costs and Net (Discount) Premium				(47)	(43)
Total Vehicle Debt				13,368	11,902
Total Debt				$17,089	$16,324
N/A - Not applicable

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Outstanding Principal
Senior Notes	December 31, 2019	December 31, 2018
5.875% Senior Notes due October 2020	$—	$700
7.375% Senior Notes due January 2021	—	500
6.250% Senior Notes due October 2022	500	500
5.500% Senior Notes due October 2024	800	800
7.125% Senior Notes due August 2026	500	—
6.000% Senior Notes due January 2028	900	—
	$2,700	$2,500

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

(3)
In the case of the Hertz Fleet Lease Funding LP ("HFLF") Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. The initial maturity date referenced for each series of HFLF Medium Term Notes represents the end of the revolving period for such series, at which time the related notes begin to amortize monthly by an amount equal to the lease collections payable to that series. To the extent the revolving period already has ended, the initial maturity date reflected is January 2020. The second maturity date referenced for each series of HFLF Medium Term Notes represents the date by which Hertz and the investors in the related series expect such series of notes to be repaid in full, which is based upon various assumptions made at the time of pricing of such notes, including the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases. Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date.” The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight line amortization of the related notes from the initial maturity date through the expected final maturity date.

(4)
References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly-owned subsidiary of Hertz organized under the laws of the Netherlands ("HHN BV"), unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.12 to 1 and 1.14 to 1 as of December 31, 2019 and 2018, respectively) set forth in the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicle Notes	December 31, 2019	December 31, 2018
4.125% Senior Notes due October 2021	$251	$257
5.500% Senior Notes due March 2023	559	572
	$810	$829

Non-Vehicle Debt

Senior Facilities

In June 2016, Hertz entered into a credit agreement with respect to a senior secured term loan facility (the “Senior Term Loan”) with a $700 million initial principal balance and a $1.7 billion Senior RCF and, together with the Senior Term Loan, the “Senior Facilities”) with a portion of the Senior RCF available for the issuance of letters of credit and the issuance of swing line loans.

The interest rate applicable to the Senior Term Loan is based on a floating rate (subject to a LIBOR floor of 0.75%) that varies depending on Hertz’s consolidated total net corporate leverage ratio. The interest rates applicable to the Senior RCF are based on a floating rate that varies depending on Hertz’s consolidated total net corporate leverage ratio and corporate ratings.

During 2018, Hertz terminated letters of credit issued under the Senior RCF with a stated amount of $305 million and reissued such letters of credit under a standalone $400 million letter of credit facility (the "Letter of Credit Facility"). As a result, the commitments under the Senior RCF were permanently reduced on a dollar-for-dollar basis, such that after giving effect to such reductions, the Senior RCF consists of a $862 million senior secured revolving credit facility.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes and Senior Second Priority Secured Notes

In August 2019, Hertz issued $500 million in aggregate principal amount of 7.125% Senior Notes due August 2026 (the "2026 Notes"). Hertz utilized proceeds from the issuance of the 2026 Notes, together with net proceeds from the Rights Offering, as described in Note 16, "Equity and Earnings (Loss) Per Share - Hertz Global," to redeem all $700 million of the outstanding 5.875% Senior Notes due 2020 and all $500 million of the outstanding 7.375% Senior Notes due 2021.

In November 2019, Hertz issued $900 million in aggregate principal amount of 6.000% Senior Notes due January 2028 (the "2028 Notes"). Hertz utilized proceeds from the issuance of the 2028 Notes, together with available cash, to redeem $900 million in aggregate principal amount of its outstanding 7.625% Senior Second Priority Secured Notes due 2022 (the "Senior Second Priority Secured Notes").

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

HVF II U.S. ABS Program

Hertz Vehicle Financing II LP, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz ("HVF II") is the issuer of variable funding notes and medium term notes under the HVF II U.S. ABS Program. Hertz utilizes the HVF II U.S. ABS Program to facilitate its financing activities relating to the vehicles used by the Company in the U.S. daily vehicle rental operations. HVF II has entered into a base indenture that permits it to issue term and revolving rental vehicle asset-backed securities, secured by one or more shared or segregated collateral pools consisting primarily of portions of the rental vehicles used in its U.S. vehicle rental operations and contractual rights related to such vehicles that have been allocated as the ultimate indirect collateral for HVF II's financings. Within each series of HVF II U.S. Vehicle Medium Term Notes there is subordination based on class.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2019, HVF II extended the maturities of $3.4 billion of existing commitments under the HVF II Series 2013-A Notes from March 2020 to March 2021, added $400 million in new commitments and terminated the HVF II Series 2013-B Notes. In May 2019, HVF II increased the commitments by $40 million such that after giving effect to such commitments the maximum principal amount of the HVF II Series 2013-A Notes was approximately $4.1 billion.

HVF II Series 2019-A Notes: In February 2019, HVF II issued the Series 2019-A Variable Funding Rental Car Asset Backed Notes with an aggregate maximum principal amount of $500 million. As of December 31, 2019, the HVF II Series 2019-A Notes have been paid in full and all $500 million of commitments have been terminated.

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

HVF II Series 2019-3 Notes: In November 2019, HVF II issued the Series 2019-3 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D in an aggregate principal amount of $800 million. The Class D notes initially were purchased by an affiliate of HVF II, and in December 2019, were sold to a third party.

HVF II Various Series 2018 and 2019 Class D Notes: At the time of the respective HVF II initial offering disclosed above, an affiliate of HVF II purchased the Class D Notes. Accordingly, the related principal amounts below are eliminated in consolidation as of December 31, 2019.

(In millions)	Aggregate Principal Amount
HVF II Series 2018-1 Class D Notes	$58
HVF II Series 2018-2 Class D Notes	13
HVF II Series 2018-3 Class D Notes	13
HVF II Series 2019-1 Class D Notes	45
HVF II Series 2019-2 Class D Notes	49
Total	$178

Donlen U.S. ABS Program

HFLF, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Donlen is the issuer under the Donlen U.S. ABS Program. HFLF has entered into a base indenture that permits it to issue term and revolving vehicle lease asset-backed securities. Donlen utilizes the HFLF securitization platform to finance its U.S. vehicle leasing operations. The notes issued by HFLF are ultimately backed by a special unit of beneficial interest in a pool of leases and the related vehicles.

References to the “Donlen U.S. ABS Program” include HFLF’s Variable Funding Notes together with HFLF’s Medium Term Notes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HFLF Variable Funding Notes

In February 2019, HFLF amended the HFLF Series 2013-2 Notes to extend the end of the revolving period of its aggregate maximum borrowing of $500 million from March 2020 to March 2021.

HFLF Medium Term Notes

HFLF Series 2016-1 Notes: The HFLF Series 2016-1 Notes (other than the Class A-2 Notes which are fixed rate) are floating rate and carry an interest rate based upon a spread to one-month LIBOR. The interest terms, maturity, and subordination of the notes sold to third parties remained consistent with the terms per the initial offering.

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

Vehicle Debt-Other

U.S. Vehicle Revolving Credit Facility

Eligible vehicle collateral for the U.S. Vehicle Revolving Credit Facility (the “U.S. Vehicle RCF”) includes retail vehicle sales inventory, certain vehicles in Hawaii and Kansas and other vehicles owned by certain of the Company’s U.S. operating companies.

As of December 31, 2019, the U.S. Vehicle RCF consists of a $146 million revolving credit facility.

European Vehicle Notes

The European Vehicle Notes are the primary vehicle financing facility for the Company's vehicle rental operations in Italy, Belgium and Luxembourg and finances a portion of its assets in the United Kingdom, France, The Netherlands, Spain and Germany. The agreements governing the European Vehicle Notes contain covenants that apply to the Hertz credit group similar to those for the Senior Notes. The terms of the European Vehicle Notes permit HHN BV to incur additional indebtedness that would be pari passu with the European Vehicle Notes.

In March 2018, HHN BV issued 5.500% Senior Notes due March 2023 in an aggregate original principal amount of €500 million (the "2023 Notes"). A portion of the net proceeds from the issuance of the 2023 Notes were used in April 2018 to fully redeem all €425 million of HHN BV's 4.375% Senior Notes due January 2019.

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

In November 2019, IFF No. 2 amended the European ABS to increase the aggregate maximum borrowings from €1.0 billion to €1.1 billion and extend the maturity to November 2021.

Hertz Canadian Securitization

TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz (“Funding LP”), is the issuer under the Hertz Canadian Securitization. The Hertz Canadian Securitization was established to facilitate financing activities relating to the vehicles used by the Company in the Canadian daily vehicle rental operations. The lenders under the Hertz Canadian Securitization have been granted a security interest primarily in the owned rental vehicles used in the Company's vehicle rental operations in Canada and certain contractual rights related to such vehicles as well as certain other assets owned by the Hertz entities connected to the financing. In connection with the establishment of the Hertz Canadian Securitization, Funding LP issued the Series 2015-A Variable Funding Rental Car Asset Backed Notes (the “Funding LP Series 2015-A Notes”) that provided for aggregate maximum borrowings of CAD$350 million on a revolving basis.

In April 2019, Funding LP amended the Hertz Canadian Securitization to provide for incremental seasonal capacity (subject to borrowing base availability) of up to CAD$90 million from June 2019 to October 2019. Following the expiration of the seasonal commitment period, aggregate maximum borrowings available under the Funding LP Series 2015-A Notes reverted to CAD$350 million (subject to borrowing base availability). Additionally, the Hertz Canadian Securitization was amended to extend the maturity of the aggregate maximum borrowings of CAD$350 million to March 2021.

Donlen Canadian Securitization

In December 2019, Donlen established a new securitization platform (the "Donlen Canadian Securitization") to finance its Canadian vehicle leasing operations. The Donlen Canadian Securitization provides for aggregate maximum borrowings of CAD$50 million on a revolving basis and a maturity of December 2022.

Australian Securitization

HA Fleet Pty Limited, an indirect wholly-owned subsidiary of Hertz, is the issuer under the Australian Securitization. The Australian Securitization is the primary fleet financing facility for Hertz's vehicle rental operations in Australia. The lender under the Australian Securitization has been granted a security interest primarily in the owned rental vehicles used in its vehicle rental operations in Australia and certain contractual rights related to such vehicles.

In September 2019, HA Fleet Pty Limited amended its facility to increase the aggregate maximum borrowings from AUD$250 million to AUD$270 million and extended the maturity from March 2020 to June 2021.

New Zealand Revolving Credit Facility

Hertz New Zealand Holdings Limited, an indirect wholly-owned subsidiary of Hertz is the borrower under a credit agreement that provided for aggregate maximum borrowings on a revolving basis under an asset-based revolving credit facility (the “New Zealand RCF”). The New Zealand RCF is the primary vehicle financing facility for its vehicle rental operations in New Zealand.

In September 2019, Hertz New Zealand Holdings Limited amended the New Zealand RCF to increase the aggregate maximum borrowings from NZD$60 million to NZD$75 million and extended the maturity from March 2020 to June 2021.

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

Loss on Extinguishment of Debt

The Company incurred losses in the form of early redemption premiums and/or the write-off of deferred financing costs associated with certain redemptions and terminations. Losses on extinguishment of debt are presented in vehicle and non-vehicle interest expense, net, as applicable in the accompanying statements of operations. The following table reflects the amount of losses for each respective redemption/termination:

	Years Ended December 31,
Redemption/Termination (In millions)	2019	2018	2017
Non-Vehicle Debt:
Senior RCF	$—	$—	$7
4.250% Senior Notes due 2018	—	—	6
5.875% Senior Notes due 2020	2	—	—
7.375% Senior Notes due 2021	2	—	—
7.625% Senior Second Priority Secured Notes due 2022	39	—	—
Total Non-Vehicle Debt	43	—	13
Vehicle Debt:
HVF II Series 2017-A	—	2	—
4.375% European Vehicle Notes due 2019	—	20	—
Total Vehicle Debt	—	22	—
Total Loss on Extinguishment of Debt	$43	$22	$13

Maturities

At December 31, 2019, the nominal amounts of maturities of debt for each of the years ending December 31 are as follows:

(In millions)	2020	2021	2022	2023	2024	After 2024
Non-Vehicle Debt	$20	$19	$868	$620	$801	$1,427
Vehicle Debt	2,418	6,275	1,413	1,759	1,550	—
Total	$2,438	$6,294	$2,281	$2,379	$2,351	$1,427

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

As of December 31, 2019, $2.4 billion of vehicle debt and $20 million of non-vehicle debt was due to mature in 2020. The Company has reviewed its debt facilities and determined that it is probable that the Company will be able, and has the intent, to refinance these facilities at such times as the Company determines appropriate prior to their respective

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maturities. Also, as of December 31, 2019, the Company was in compliance with its financial maintenance covenant under the Senior RCF and the Letter of Credit Facility, see "Covenant Compliance" below.

Borrowing Capacity and Availability

Borrowing capacity and availability comes from the Company's "revolving credit facilities," which are a combination of variable funding asset-backed securitization facilities, cash-flow-based revolving credit facilities, asset-based revolving credit facilities, the Letter of Credit Facility and the Alternative Letter of Credit Facility. Creditors under each such asset-backed securitization facility and asset-based revolving credit facility have a claim on a specific pool of assets as collateral. The Company's ability to borrow under each such asset-backed securitization facility and asset-based revolving credit facility is a function of, among other things, the value of the assets in the relevant collateral pool. With respect to each such asset-backed securitization facility and asset-based revolving credit facility, the Company refers to the amount of debt it can borrow given a certain pool of assets as the borrowing base.

The Company refers to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the respective facility (i.e., with respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, the amount of debt the Company could borrow assuming it possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under such facility. With respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, the Company refers to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt that can be borrowed given the collateral possessed at such time). With respect to the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility, "Availability Under Borrowing Base Limitation" is the same as "Remaining Capacity" since borrowings under these issuances are not subject to a borrowing base.

The following facilities were available to the Company as of December 31, 2019 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$526	$526
Letter of Credit Facility	5	5
Alternative Letter of Credit Facility	—	—
Total Non-Vehicle Debt	531	531
Vehicle Debt
U.S. Vehicle RCF	—	—
HVF II U.S. Vehicle Variable Funding Notes	1,461	—
HFLF Variable Funding Notes	214	4
European ABS	464	—
Hertz Canadian Securitization	27	—
Donlen Canadian Securitization	14	—
Australian Securitization	11	—
U.K. Financing Facility	80	—
New Zealand RCF	—	—
Total Vehicle Debt	2,271	4
Total	$2,802	$535

Letters of Credit

In November 2017, Hertz entered into a credit agreement with respect to the Letter of Credit Facility. At Hertz’s option and subject to certain conditions, Hertz may request the issuing banks party to the Letter of Credit Facility to issue

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

letters of credit for itself and on behalf of certain of Hertz’s domestic subsidiaries up to the committed amount of the facility. The Letter of Credit Facility consists of $400 million of commitments from the issuing banks party thereto. Incremental availability under the Letter of Credit Facility is established by reissuing letters of credit currently issued under the RCF and terminating the underlying commitments thereunder. The Letter of Credit Facility will mature on June 30, 2021.

In December 2019, Hertz entered into a separate, unsecured $250 million letter of credit facility, the Alternative Letter of Credit Facility. Under the Alternative Letter of Credit Facility, Hertz may request the issuing bank party to the Alternative Letter of Credit Facility to issue letters of credit for itself and on behalf of certain of Hertz’s domestic subsidiaries up to the committed amount of the facility. The Alternative Letter of Credit Facility will mature on December 20, 2023.

As of December 31, 2019, there were outstanding standby letters of credit totaling $743 million. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount, $336 million were issued under the Senior RCF, $301 million were issued under the Letter of Credit Facility and $100 million were issued under the Alternative Letter of Credit Facility. As of December 31, 2019, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary, therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the Company's consolidated financial statements. As of December 31, 2019 and 2018, IFF No. 2 had total assets of $1.1 billion and $946 million, respectively, primarily comprised of loans receivable, and total liabilities of $1.1 billion and $946 million, respectively, primarily comprised of debt.

Covenant Compliance

Hertz and certain of its subsidiaries are referred to as the Hertz credit group. The indentures for the Senior Notes and the Senior Second Priority Secured Notes contain covenants that, among other things, limit or restrict the ability of the Hertz credit group to incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions to parent entities of Hertz and other persons outside of the Hertz credit group), make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with Hertz's affiliates that are not members of the Hertz credit group.

Certain of the Company's other debt instruments and credit facilities (including the Senior Facilities, the Letter of Credit Facility and the Alternative Letter of Credit Facility) contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, share repurchases or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of their business, make capital expenditures or engage in certain transactions with certain affiliates. The Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility contain a financial maintenance covenant that is only applicable to such facilities. This financial covenant and related components of its computation are defined in the credit agreements related to such facilities.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The credit agreements governing the Company's Senior Facilities, the Letter of Credit Facility and the Alternative Letter of Credit Facility require Hertz upon a change of control, as defined therein, to make an offer to repay in full all amounts outstanding thereunder and terminate the underlying commitments upon such a change of control. The Company's failure to make such an offer would result in an event of default thereunder. In addition, the indentures governing the Company's Senior Notes and Senior Second Priority Secured Notes require Hertz upon a change of control, as defined therein, to make an offer to repurchase all of such outstanding Senior Notes and Senior Second Priority Secured Notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. If Hertz failed to repurchase the Senior Notes and Senior Second Priority Secured Notes, Hertz would be in default under the related indenture. Certain of the Company's other indebtedness also could result in defaults and/or amortization events upon the occurrence of certain change of control events, as defined therein.

The financial covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit, as of the last day of any fiscal quarter may not exceed a ratio of 3.00 to 1.00 (the "Covenant Leverage Ratio"). As of December 31, 2019, Hertz was in compliance with the Covenant Leverage Ratio.

Accrued Interest

As of December 31, 2019 and 2018, accrued interest was $61 million and $73 million, respectively, which is included within the accompanying consolidated balance sheets in accrued liabilities.

Restricted Net Assets

As a result of the contractual restrictions on Hertz's or its subsidiaries' ability to pay dividends (directly or indirectly) under various terms of its debt, as of December 31, 2019, the restricted net assets of the subsidiaries of Hertz and Hertz Global exceed 25% of their total consolidated net assets, respectively.

Note 6 —Revenue from Contracts with Customers

In the Leases section of Note 2, “Significant Accounting Policies” ("Note 2"), the Company discloses that revenue earned from vehicle rentals, and from other forms of rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, are accounted for under Topic 842, which the Company adopted in accordance with the effective date on January 1, 2019. Prior to the adoption of Topic 842, the Company accounted for such revenue under Topic 606 for the year ended December 31, 2018 and under Topic 605 for the year ended December 31, 2017.

The following disclosures are in accordance with Topic 606 for the year ended December 31, 2018. See Note 9, "Leases" for disclosures in accordance with Topic 842 for the year ended December 31, 2019.

The Company operates at airport rental locations in the U.S. and internationally ("airport") and at off airport locations also in the U.S. and internationally ("off airport"). The Company's airport rental customers are primarily airline travelers; whereas the Company's off airport rental customers include people who prefer to rent vehicles closer to their home or place of work for business or leisure purposes, as well as those needing to travel to or from airports. The Company's off airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their vehicles were damaged, those expecting to lease vehicles that are not yet available from their leasing companies and replacement renters. In addition, the Company's off airport customers include TNC drivers.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents revenues from contracts with customers by reportable segment and disaggregated by product/service and type of location and customer for the year ended December 31, 2018:

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

The contract liability balance as of December 31, 2018 is $341 million and is included in accrued liabilities in the accompanying consolidated balance sheet. The revenue recognized during the year ended December 31, 2018 for such contract liabilities is $127 million. Additionally, the Company elected to apply the practical expedient where the value of unsatisfied performance obligations for sales-based royalty fees from franchisees is not disclosed.

During the year ended December 31, 2018, based on the net impact of loyalty points earned and redeemed by customers, the Company recorded a net revenue deferral of $7 million. As of December 31, 2018, the value of unredeemed loyalty points is $272 million, which is recorded as a contract liability in accrued liabilities in the accompanying consolidated balance sheet.

Note 7—Employee Retirement Benefits

As disclosed in the Recently Issued Accounting Pronouncements section of Note 2, “Significant Accounting Policies”, the Company adopted "Changes to Disclosure Requirements for Defined Benefit Plans" on December 31, 2019, and the following disclosures are in accordance with this guidance.

The Company sponsors multiple domestic and international employee retirement benefit plans. Benefits are based upon years of service and compensation. The Hertz Corporation Account Balance Defined Benefit Pension Plan (the “Hertz Retirement Plan”) is a U.S. cash balance plan which was amended in 2014 to permanently discontinue future benefit accruals and participation under the plan for non-union employees. Some of the Company’s international subsidiaries have defined benefit retirement plans or participate in various insured or multiemployer plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans. The Company's benefit plans are generally funded, except for certain nonqualified U.S. defined benefit plans and in Germany and France, where unfunded liabilities are recorded. The Company also sponsors defined contribution plans for certain eligible U.S. and non-U.S. employees, where contributions are matched based on specific guidelines in the plans.

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

Actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, significant differences in actual experience or significant changes in assumptions would affect the Company's pension costs and obligations. The Company recognizes an asset for each overfunded plan and a liability for each underfunded plan in the consolidated balance sheets. Pension plan liabilities are revalued annually based on updated assumptions and information about the individuals covered by the plan. For pension plans, if accumulated actuarial gains and losses are in excess of a 10 percent corridor, the excess is amortized on a straight-line basis over the average remaining service period of active participants. Prior service cost is amortized on a straight-line basis from the date recognized over the average remaining service period of active participants, when applicable.

The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan and other U.S. based retirement plans, other postretirement benefit plans including health care and life insurance plans covering domestic (i.e. U.S.) employees and the retirement plans for international operations (“Non-U.S.”), together with amounts included in the accompanying consolidated balance sheets and statements of operations:

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
(In millions)	2019	2018	2019	2018	2019	2018
Change in Benefit Obligation
Benefit obligation as of January 1	$516	$555	$246	$279	$12	$14
Service cost	—	1	1	1	—	—
Interest cost	21	19	6	7	—	1
Plan amendments	—	—	—	1	—	—
Plan settlements	(33)	(31)	—	—	—	—
Benefits paid	(4)	(4)	(5)	(6)	(1)	(1)
Foreign currency exchange rate translation	—	—	5	(13)	—	—
Actuarial loss (gain)	59	(23)	33	(23)	1	(2)
Transfers in connection with the Spin-Off	—	(1)	—	—	—	—
Benefit obligation as of December 31	$559	$516	$286	$246	$12	$12
Change in Plan Assets
Fair value of plan assets as of January 1	$452	$526	$192	$217	$—	$—
Actual return (loss) gain on plan assets	84	(42)	29	(12)	—	—
Company contributions	4	5	5	4	1	1
Plan settlements	(33)	(31)	—	—	—	—
Benefits paid	(4)	(4)	(5)	(6)	(1)	(1)
Foreign currency exchange rate translation	—	—	7	(11)	—	—
Amounts associated with the Spin-Off	—	(2)	—	—	—	—
Fair value of plan assets as of December 31	$503	$452	$228	$192	$—	$—
Funded Status of the Plan
Plan assets less than benefit obligation	$(56)	$(64)	$(58)	$(54)	$(12)	$(12)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2019, discount rates decreased, resulting in actuarial losses for the U.S. and Non-U.S. pension and postretirement plans; whereas, in 2018, discount rates increased, resulting in actuarial gains for the U.S. and Non-U.S. pension and postretirement plans.

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
($ in millions)	2019	2018	2019	2018	2019	2018
Amounts recognized in balance sheets:
Prepaid expenses and other assets	$—	$—	$25	$21	$—	$—
Accrued liabilities	(56)	(64)	(83)	(75)	(12)	(12)
Net obligation recognized in the balance sheets	$(56)	$(64)	$(58)	$(54)	$(12)	$(12)

Prior service credit	$—	$—	$(2)	$(1)	$—	$—
Net gain (loss)	(73)	(87)	(70)	(58)	1	1
Accumulated other comprehensive income (loss)	(73)	(87)	(72)	(59)	1	1
Funded/(Unfunded) accrued pension or postretirement benefit	17	23	14	5	(13)	(13)
Net obligation recognized in the balance sheets	$(56)	$(64)	$(58)	$(54)	$(12)	$(12)

Total recognized in other comprehensive (income) loss	$(13)	$44	$13	$(2)	$1	$(2)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(3)	$40	$12	$(5)	$1	$(1)
Accumulated Benefit Obligation as of December 31	$559	$516	$284	$245	N/A	N/A

Weighted-average assumptions as of December 31
Discount rate	3.1%	4.2%	1.9%	2.7%	3.2%	4.2%
Expected return on assets	4.8%	6.3%	3.2%	4.9%	N/A	N/A
Average rate of increase in compensation	4.3%	4.3%	2.2%	2.8%	N/A	N/A
Interest crediting rate	3.8%	3.8%	N/A	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	5.8%	6.1%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	19	20

N/A - Not applicable

The discount rate used to determine the December 31, 2019 and 2018 benefit obligations for U.S. pension plans is based on the rate from the Mercer Pension Discount Curve-Above Mean Yield that is appropriate for the duration of the Company's plan liabilities. For its plans outside the U.S., the discount rate reflects the market rates for an optimized subset of high-quality corporate bonds currently available. The discount rate in a country was determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches its plan.

The expected return on plan assets for each funded plan is based on expected future investment returns considering the target investment mix of plan assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense charged to net income (loss). The components of net periodic pension expense (benefit), other than service cost, are included in other (income) expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018 and in selling, general and administrative expense for the year ended December 31, 2017.

	Pension Benefits						Postretirement Benefits (U.S.)
	U.S.			Non-U.S.
	Years Ended December 31,
($ in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Components of Net Periodic Pension and Postretirement Expense (Benefit)
Service cost	$—	$1	$1	$1	$1	$1	$—	$—	$—
Interest cost	21	19	21	6	7	6	—	1	1
Expected return on plan assets	(22)	(28)	(26)	(9)	(11)	(10)	—	—	—
Net amortizations	6	1	3	1	1	2	—	—	—
Settlement loss	5	3	1	—	—	—	—	—	—
Net pension and postretirement expense (benefit)	$10	$(4)	$—	$(1)	$(2)	$(1)	$—	$1	$1
Weighted-average discount rate for expense (January 1)	4.2%	3.6%	4.0%	2.7%	2.4%	2.5%	4.2%	3.5%	3.9%
Weighted-average assumed long-term rate of return on assets (January 1)	6.3%	6.3%	7.0%	4.8%	5.2%	5.2%	N/A	N/A	N/A
Weighted-average interest crediting rate for expense	3.8%	3.8%	3.8%	N/A	N/A	N/A	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	6.1%	6.4%	6.7%
Ultimate health care cost trend rate (rate to which cost trend is expected to decline)	N/A	N/A	N/A	N/A	N/A	N/A	4.5%	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	N/A	N/A	19	20	21

N/A - Not applicable

The net of tax loss in accumulated other comprehensive income (loss) as of December 31, 2019 and 2018 relating to pension benefits of the Hertz Retirement Plan was $118 million and $115 million, respectively.

The provisions charged to net income (loss) for the years ended December 31, 2019, 2018 and 2017 for all other pension plans were approximately $11 million, $10 million and $10 million, respectively.

The provisions charged to net income (loss) for the years ended December 31, 2019, 2018 and 2017 for the defined contribution plans were approximately $27 million, $26 million and $23 million, respectively.

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

The U.S. Plan

In 2019, the Company changed its investment strategy for the U.S. Plan (the “Plan”) by decreasing equities and increasing fixed income securities, and it currently has a target asset allocation mix of 65% in investments intended to hedge the impact of capital market movements ("Immunizing Portfolio Investments"), comprised primarily of fixed income securities, and 35% in investments intended to earn more than the pension liability growth over the long-term ("Growth Portfolio Investments"). The Growth Portfolio Investments are primarily invested in passively managed equity funds, international and emerging market funds that are actively managed and non-investment grade fixed income funds. The overall strategy and the Immunizing Portfolio Investments are managed by professional investment managers. The investments within these asset classes are diversified in order to minimize the risk of large losses to the Trust. The Plan assumes a 4.8% expected long-term annual weighted-average rate of return on assets.

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

(In millions)	December 31, 2019			December 31, 2018
Asset Category	Level 1	Level 2	Measured at NAV(1)	Level 1	Level 2
Cash	$10	$—	$—	$1	$—
Short Term Investments	—	36	—	—	3
Equity Funds:
U.S. Large Cap	—	70	—	—	121
U.S. Mid Cap	—	—	—	—	34
U.S. Small Cap	—	10	—	—	27
International Large Cap	—	38	—	—	76
International Small Cap	—	7	—	—	—
International Emerging Markets	—	8	8	—	23
Asset-Backed Securities	—	—	—	—	8
Fixed Income Securities:
U.S. Treasuries	—	1	—	—	51
Corporate Bonds	—	247	—	—	82
Government Bonds	—	24	—	—	8
Municipal Bonds	—	11	—	—	11
Real Estate (REITs)	—	—	—	—	7
Derivatives - Interest Rate	(3)	—	—	—	—
Derivatives - Credit	—	1	—	—	—
Non-Investment Grade Fixed Income	—	35	—	—	—
Total fair value of pension plan assets	$7	$488	$8	$1	$451

(1)	Includes certain investments where the fair value measurement utilizes the net asset value (NAV) and as such, are not classified in the fair value levels above.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.K. Plan

The Company's United Kingdom defined benefit pension plan (the "U.K. Plan") has a target allocation of 30.0% actively managed diversified growth and multi-asset credit funds, 10.0% passive equity funds and 60% protection portfolio that consists of liability driven investments, Sterling liquidity fund and United Kingdom corporate bonds. The actively managed diversified growth and multi-asset credit funds are intended to deliver a long-term equity-like return but with reduced levels of volatility. The protection portfolio is designed to partially hedge the interest rate and inflation expectation exposure of the liabilities which are measured on a local regulatory basis. The amount that is required to be invested in each fund to maintain target hedge ratios will vary over time as the value of the liabilities changes and the allocations within the protection portfolio will be allowed to vary accordingly. All of the invested assets of the U.K. Plan are held via pooled funds managed by professional investment managers. The U.K. Plan assumes a 3.2% expected long-term weighted-average rate of return on assets for the Plan in total.

The Company's U.K. Plan accounts for $221 million of the $228 million in fair value of Non-U.S. plan assets as of December 31, 2019 and accounts for $186 million of the $192 million in fair value of Non-U.S. plan assets as of December 31, 2018. The fair value measurements of the Company's U.K. Plan assets are based upon inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable (Level 1) and significant observable inputs that reflect quoted prices for similar assets or liabilities in active markets (Level 2). The fair value measurements of the U.K. Plan assets relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31, 2019			December 31, 2018
Asset Category	Level 1	Level 2	Measured at NAV(1)	Level 1	Level 2	Measured at NAV(1)
Actively Managed Multi-Asset Funds:
Diversified Growth Funds	$—	$42	$—	$—	$36	$—
Multi Asset Credit	—	—	36	—	—	32
Passive Equity Funds:
U.K. Equities	—	11	—	—	23	—
Overseas Equities	—	14	—	—	28	—
Passive Bond Funds:
Corporate Bonds	—	24	—	—	21	—
Liability Driven Investments	—	48	—	—	35	—
Liquidity Fund	46	—	—	11	—	—
Total fair value of pension plan assets	$46	$139	$36	$11	$143	$32

(1)	Includes certain investments where the fair value measurement utilizes the net asset value (NAV) and as such, are not classified in the fair value levels above.

Contributions

The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, the Company makes contributions beyond those legally required. In 2019 and 2018, the Company did not make any cash contributions to its U.S. qualified pension plan.

In 2019 and 2018, the Company made contributions to its U.S. non-qualified pension plans of $4 million and $5 million, respectively. The Company made discretionary contributions of $3 million and $2 million to its U.K. Plan during the years ended December 31, 2019 and 2018, respectively.

The Company does not anticipate contributing to the U.S. qualified pension plan during 2020. For the U.K. Plan the Company anticipates contributing $3 million during 2020 and does not anticipate contributing any significant amounts to its other international plans. The level of 2020 and future contributions will vary, and is dependent on a number of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments:

(In millions)	Pension Benefits	Postretirement Benefits (U.S.)
2020	$44	$1
2021	41	1
2022	43	1
2023	45	1
2024	46	1
After 2024	237	5
	$456	$10

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

	EIN /Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending /Implemented(1)	Contributions by The Hertz Corporation (In millions)			Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
Pension Fund		2019	2018		2019	2018	2017
Western Conference of Teamsters	91-6145047	Green	Green	N/A	$8	$7	$6	N/A	10/1/2020
Other Plans(2)					4	3	4
Total Contributions					$12	$10	$10

N/A	Not applicable

(1)
Indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2019.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
Included in the Other Plans are contributions to the Local 1034 Pension Fund. The amount contributed by Hertz to the Local 1034 Pension Fund was reported as being more than 5% of total contributions to the plan, on the fund's Form 5500 for the year ended December 31, 2018.

Note 8—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded on the books at the Hertz level.

Plans

In May 2016, Old Hertz Holdings board of directors adopted the Hertz Global Holdings, Inc. 2016 Omnibus Incentive Plan (the “Omnibus Plan”), which was amended by its stockholders at the annual meeting of stockholders held on May 24, 2019 to increase the number of shares which can be granted under the plan by 2,490,000 shares. As amended, the Omnibus Plan contains 11,767,723 shares which can be granted pursuant to the terms and conditions of the Omnibus Plan. In connection with the Rights Offering, as disclosed in Note 16, “Equity and Earnings (Loss) Per Share - Hertz Global”, and pursuant to the Omnibus Plan, the number of shares which can be granted under the plan was increased by an additional 453,741 shares. The Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units and deferred stock units to key executives, employees and non-management directors. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

Effective January 1, 2017, the Company's board of directors adopted the 2017 Executive Incentive Compensation Plan ("2017 EICP"), pursuant to which any awards granted were to be from shares available under the Omnibus Plan. The provisions of the plan provided for the pay out of any bonus earned in either cash or PSUs for certain groups of employees. The Company accumulated these charges as a liability until the grant date, March 2, 2018, at which time the liability was reclassified to equity and 324,000 shares were granted in connection with this program based on Hertz Global's stock price as of the grant date. During the year ended December 31, 2017, the Company recognized approximately $6 million of stock-based compensation expense associated with the 2017 EICP based on Hertz Global's stock price as of December 31, 2017. There are no outstanding awards under the 2017 EICP as of December 31, 2018 and 2019.

As of December 31, 2019, the Company had 5,110,247 shares underlying awards outstanding under the Omnibus Plan.

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

A summary of the total compensation expense and associated income tax benefits recognized, including the cost of stock options, RSUs, PSUs, and PSAs is as follows:

	Years Ended December 31,
(In millions)	2019	2018	2017
Compensation expense	$18	$14	$19
Income tax benefit	(2)	(3)	(8)
Total	$16	$11	$11

As of December 31, 2019, there was approximately $30 million of total unrecognized compensation cost related to non-vested stock options, RSUs, PSUs and PSAs granted. The total unrecognized compensation cost is expected to be recognized over the remaining 1.3 years, on a weighted average basis, of the requisite service period that began on the grant dates.

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

The Company calculates the expected volatility based on the historical movement of its stock price.

	Grants
Assumption	2019(1)	2018	2017
Expected volatility	68.5%	56.7%	47.8%
Expected dividend yield	—%	—%	—%
Expected term (years)	7	5	7
Risk-free interest rate	1.93%	2.57%	1.95%
Weighted-average grant date fair value	$9.19	$8.92	$9.44

(1)	Options granted in 2019 are solely related to the incremental grants awarded as part of the Rights Offering, as disclosed in Note 16, "Equity and Earnings (Loss) Per Share - Hertz Global."

A summary of option activity as of December 31, 2019 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2019	1,170,318	$30.44	4.8	$—
Granted(1)	80,593	29.58	—	—
Exercised	(599)	12.84	—	—
Forfeited or Expired	(194,358)	41.42	—	—
Outstanding as of December 31, 2019	1,055,954	28.36	4.0	—
Exercisable as of December 31, 2019	578,516	36.66	3.0	—

(1)	All options granted are in connection with the Rights Offering, as disclosed in Note 16, "Equity and Earnings (Loss) Per Share - Hertz Global."

A summary of non-vested option activity as of December 31, 2019 is presented below:

	Non-vested Shares	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1, 2019	929,693	$22.20	$9.92
Granted	80,593	29.58	9.19
Vested	(461,079)	27.92	10.52
Forfeited	(71,769)	19.57	8.94
Non-vested as of December 31, 2019	477,438	18.31	9.35

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information pertaining to option activity under the plans is as follows:

	Years Ended December 31,
(In millions)	2019	2018	2017
Aggregate intrinsic value of stock options exercised	$—	$—	$—
Cash received from the exercise of stock options	—	—	—
Fair value of options that vested	5	3	3
Tax benefit realized on exercise of stock options	—	—	—

Performance Stock Awards, Performance Stock Units, Restricted Stock and Restricted Stock Units

PSAs and PSUs granted under the Omnibus Plan will vest based on the achievement of pre-determined performance goals over performance periods determined by the Compensation Committee. Each of the units granted represent the right to receive one share of Hertz Global's common stock on a specified future date. In the event of an employee's death or disability, a pro rata portion of the employee's PSAs and PSUs will vest to the extent performance goals are achieved at the end of the performance period. Restricted stock and RSUs granted under the Omnibus Plan will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the Compensation Committee.

A summary of the PSU and PSA activity as of December 31, 2019 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2019	1,567,126	$21.61	$12
Granted(1)	1,295,113	19.05	—
Vested	(94,686)	30.59	—
Forfeited or Expired	(519,910)	24.55	—
Outstanding as of December 31, 2019	2,247,643	19.08	21

(1)	Includes 166,248 awards granted in connection with the Rights Offering, as disclosed in Note 16, "Equity and Earnings (Loss) Per Share - Hertz Global."

A summary of RSU activity as of December 31, 2019 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2019	1,122,233	$20.11	$15
Granted(1)	677,479	18.66	—
Vested	(536,802)	22.00	—
Forfeited or Expired	(218,641)	18.81	—
Outstanding as of December 31, 2019	1,044,269	18.43	16

(1)	Includes 85,453 awards granted in connection with the Rights Offering, as disclosed in Note 16, "Equity and Earnings (Loss) Per Share - Hertz Global."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information pertaining to RSU activity is as follows:

	Years Ended December 31,
	2019	2018	2017
Total fair value of awards that vested (In millions)	$12	$5	$6
Weighted-average grant date fair value of awards	18.66	17.40	19.27

Compensation expense for PSUs, PSAs and RSUs is based on the grant date fair value, and is recognized ratably over the vesting period. For grants in 2019, 2018 and 2017, the vesting period is three years. In addition to the service vesting condition, the PSUs and PSAs had an additional vesting condition which called for the number of units that will be awarded being based on achievement of a certain level of Adjusted Corporate EBITDA or other performance measures over the applicable measurement period.

Note 9—Leases

As disclosed in the Leases section of Note 2, the Company adopted Topic 842 in accordance with the effective date on January 1, 2019. Note 2 includes disclosures regarding the Company’s method of adoption and the impact upon adoption to its financial position, results of operations and cash flows. In the Revenue Recognition section of Note 2, the Company discloses that revenue earned from vehicle rentals, and from other forms of rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption. Prior to the adoption of Topic 842, the Company accounted for such revenue under Topic 606 for the year ended December 31, 2018 and under Topic 605 for the year ended December 31, 2017.

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

The Company combines lease and non-lease components in its contracts under Topic 842, when permissible.

The following further describes the Company's leasing transactions.

Lessor

The Company's operating leases for vehicle rentals have rental periods that are typically short term (e.g., daily or weekly) and can generally be extended for up to one month or terminated at the customer's discretion. Rental charges are computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. In connection with the vehicle rental, the Company offers supplemental equipment rentals (e.g., child seats and ski racks) which are deemed lease components. The Company also offers value-added services in connection with the vehicle rental, which are deemed non-lease components, such as loss or collision damage waiver, theft protection, liability and personal accident/

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effects insurance coverage, premium emergency roadside service and satellite radio. Additionally, the Company charges for variable services primarily consisting of tolls and refueling charges incurred during the rental period, and for fees associated with the early or late termination of the vehicle lease. The Company mitigates residual value risk of its revenue earning vehicles by utilizing manufacturer repurchase and guaranteed depreciation programs, using sophisticated vehicle diagnostic and repair equipment to maintain the condition of its vehicles, and through periodic reviews of vehicle depreciation rates based on management's ongoing assessment of present and estimated future market conditions.

The Company's operating leases for fleets have lease periods that are typically for twelve months, after which the lease converts to a month-to-month lease, allowing the vehicle to be surrendered any time thereafter. The Company's fleet leases contain a terminal rental adjustment clause which are considered variable charges.

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying consolidated statements of operations for the year ended December 31, 2019:

(In millions)	2019
Operating lease income from vehicle rentals	$8,579
Operating lease income from fleet leasing	674
Variable operating lease income	164
Revenue accounted for under Topic 842	9,417
Revenue accounted for under Topic 606	362
Total revenues	$9,779

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

The Company recognizes a ROU asset and lease liability in its accompanying consolidated balance sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the Company's ROU asset and lease liability when it is reasonably certain that such options will be exercised. The Company does not recognize ROU assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less) and recognizes lease expense on a straight-line basis over the lease term, as applicable.

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

The following table summarizes the amount of lease costs incurred by the Company:

	Years ended December 31,
(In millions)	2019	2018	2017
Minimum fixed lease costs(1):
Short-term lease costs	$130	N/A	N/A
Operating lease costs	545	N/A	N/A
Total	$675	$577	$515
Variable lease costs	326	438	430
Total lease costs	$1,001	$1,015	$945

(1)
Topic 842, which was adopted on January 1, 2019, requires the Company to disclose the short-term portion of minimum fixed lease costs. For the years ended December 31, 2018 and 2017, under the then existing guidance in Topic 840, the Company was only required to disclose minimum fixed costs in total.

The following summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases as a lessee:

December 31, 2019
Weighted-average remaining lease term (in years)	9.3
Weighted-average discount rate	9.8%

The following table summarizes the Company's minimum fixed lease obligations under existing agreements as a lessee, excluding variable concession obligations and short-term leases, as of December 31, 2019:

(In millions)
2020	$494
2021	432
2022	342
2023	271
2024	209
After 2024	1,167
Total lease payments	2,915
Interest	(1,067)
Operating lease liabilities at December 31, 2019	$1,848

Note 10—Income Tax (Provision) Benefit

On December 22, 2017, the U.S. enacted the TCJA, which made substantial changes to corporate income tax laws. Among the key provisions were a U.S. corporate tax rate reduction from 35% to 21% effective for tax years beginning January 1, 2018; an acceleration of expensing for certain business assets; a repeal of the LKE deferral rules as applicable to personal property, including rental vehicles; a one-time transition tax on the deemed repatriation of cumulative earnings from foreign subsidiaries; and changes to U.S. taxation of foreign earnings from a worldwide to a territorial tax system effective for tax years beginning January 1, 2018. The Company has reflected the adoption and impact of TCJA in its financial results for the years ended December 31, 2017, 2018 and 2019.

Under TCJA, Alternative Minimum Tax ("AMT") credits are fully refundable in tax returns through the year 2021. As of December 31, 2019, the Company recovered AMT refunds of $20 million and estimates it will recover an additional

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$10 million, $5 million and $5 million for tax years ending 2019, 2020 and 2021, respectively. These tax returns will be filed in 2020, 2021 and 2022, respectively.

The components of income (loss) before income taxes for the Company's domestic and foreign operations were as follows (in millions):

Hertz Global

	As of December 31,
	2019	2018	2017
Domestic	$28	$(293)	$(680)
Foreign	(15)	36	105
Total income (loss) before income taxes	$13	$(257)	$(575)

Hertz

	As of December 31,
	2019	2018	2017
Domestic	$35	$(286)	$(675)
Foreign	(15)	36	105
Total income (loss) before income taxes	$20	$(250)	$(570)

The total income tax provision (benefit) consists of the following (in millions):

Hertz Global and Hertz

	As of December 31,
	2019	2018	2017
Current:
Federal	$—	$(3)	$—
Foreign	20	32	19
State and local	16	7	1
Total current	36	36	20
Deferred:
Federal	1	(66)	(900)
Foreign	(1)	11	10
State and local	27	(11)	(32)
Total deferred	27	(66)	(922)
Total provision (benefit) - Hertz Global	63	(30)	(902)
Federal deferred tax expense applicable to Hertz only	2	2	—
Total provision (benefit) - Hertz	$65	$(28)	$(902)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal items of the U.S. and foreign net deferred tax assets and liabilities are as follows (in millions):

Hertz Global and Hertz

	As of December 31,
	2019	2018
Deferred tax assets:
Employee benefit plans	$44	$34
Net operating loss carry forwards	2,386	1,937
Federal, state and foreign local tax credit carry forwards	43	42
Accrued and prepaid expenses	127	163
Operating lease liabilities	410	—
Total deferred tax assets	3,010	2,176
Less: valuation allowance	(396)	(318)
Total net deferred tax assets	2,614	1,858
Deferred tax liabilities:
Depreciation on tangible assets	(2,518)	(2,130)
Intangible assets	(738)	(761)
Operating lease right-of-use assets	(422)	—
Total deferred tax liabilities	(3,678)	(2,891)
Net deferred tax liability - Hertz Global	$(1,064)	$(1,033)
Deferred tax asset - net operating loss not applicable to Hertz	(3)	(3)
Net deferred tax liability - Hertz	$(1,067)	$(1,036)

Hertz Global and Hertz

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

As of December 31, 2019, the Company had U.S. federal net operating loss carry forwards ("Federal NOLs") of approximately $9.0 billion, which generated a deferred tax asset of $1.9 billion. Such Federal NOLs are primarily related to accelerated depreciation of the Company's U.S. vehicles and will begin to expire in 2029, except for those losses incurred after 2017 which have an indefinite utilization period and which may offset 80% of taxable income. Currently, the Company does not record valuation allowances on its U.S. federal tax loss carry forwards as there are adequate deferred tax liabilities that could be realized within the carry forward period. As of December 31, 2019, the Company had state net operating loss carry forwards ("State NOLs") of approximately $5.3 billion of which $326 million have an indefinite utilization period with remaining State NOLs beginning to expire in 2020. The State NOLs generated a deferred tax asset of $293 million. The Company has recorded a valuation allowance against its state net deferred tax assets of $194 million. As of December 31, 2019, the Company had foreign net operating loss carry forwards ("Foreign NOLs") of approximately $989 million, of which $828 million have an indefinite utilization period with the remaining Foreign NOLs beginning to expire in 2024. The Foreign NOLs generated a deferred tax asset of $244 million. The Company has recorded a valuation allowance against its foreign net deferred tax assets of $218 million.

As of December 31, 2019, deferred tax assets of $46 million were recorded for various U.S. federal and state credits. The Company recorded $22 million and $24 million of U.S. federal and state credits, respectively, of which state credits are fully offset by a valuation allowance of $24 million. The state tax credits expire over various years beginning in

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2020 depending upon when they were generated and the particular jurisdiction. The federal tax credits begin expiring in 2035.

The significant items in the reconciliation of the statutory and effective income tax rates consisted of the following in the table below. Percentages are calculated from the underlying numbers in thousands, and as a result, may not agree to the amount when calculated in millions.

Hertz Global and Hertz

	Years Ended December 31,
	2019	2018	2017
Statutory federal tax rate	21%	21%	35%
Foreign tax rate differential	(31)	(1)	2
State and local income taxes, net of federal income tax benefit	(102)	7	6
Change in state apportionment and statutory rates, net of federal income tax benefit	(17)	1	6
Tax reform	—	(9)	118
Federal and foreign permanent differences	(3)	—	—
Withholding taxes	62	(3)	(2)
Uncertain tax positions	29	(3)	—
Change in valuation allowance	591	(5)	(7)
Change in foreign statutory rates	15	(3)	—
Tax credits	(75)	7	(1)
Stock option shortfalls	7	(1)	(1)
All other items, net	3	1	1
Effective tax rate - Hertz Global	500%	12%	157%
All other items, net rate impact not applicable to Hertz	(174)	(1)	1
Effective tax rate - Hertz	326%	11%	158%

The Company recorded a tax provision in 2019 versus a tax benefit in 2018. The change is primarily due to an increase in the valuation allowance relating to losses in certain U.S. and non-U.S. jurisdictions and an increase in pretax operating results.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019, total unrecognized tax benefits were $48 million, of which $5 million, if settled, would positively impact the effective tax rate in future periods because of correlative adjustments associated with these liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Hertz Global and Hertz

	Years Ended December 31,
(In millions)	2019	2018	2017
Balance as of January 1	$49	$43	$45
Increase (decrease) attributable to tax positions taken during prior periods	5	3	(2)
Increase (decrease) attributable to tax positions taken during the current year	1	5	3
Decrease attributable to settlements with taxing authorities	(7)	(2)	(3)
Balance as of December 31	$48	$49	$43

The Company conducts business globally and, as a result, files tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 2003 to 2019. Currently, the Company's 2014, 2015 and 2016 tax years are under audit by the Internal Revenue Service. Several U.S. states and other non-U.S. jurisdictions are under audit, and it is reasonably possible that the amount of unrecognized tax benefits may change as the result of the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances. At this time, an estimate of the range of the reasonably possible changes cannot be made. The Company entered the competent authority process for certain audits and projects this process will conclude within the next two years. It is reasonable that approximately $4 million of unrecognized tax benefits may reverse within the next twelve months due to settlement with the relevant U.S. and non-U.S. taxing authorities.

Net, after-tax interest and penalties related to tax liabilities are classified as a component of income tax in the accompanying consolidated statements of operations. Income tax expense of $0.4 million and $1 million was recognized for such interest and penalties during the years ended December 31, 2019 and 2018, respectively, and during the year ended December 31, 2017, a benefit of $1 million was recognized for such interest and penalties. Net, after-tax interest and penalties accrued in the Company's consolidated balance sheets within accrued taxes, net were $8 million as of December 31, 2019 and 2018, respectively.

The Company asserts its intent to reinvest its foreign earnings in jurisdictions for which significant taxes would be incurred if the earnings were distributed.

Note 11—Financial Instruments

The Company employs established risk management policies and procedures which seek to reduce the Company’s commercial risk exposure to fluctuations in interest rates and currency exchange rates. However, there can be no assurance that these policies and procedures will be successful. Although the instruments utilized involve varying degrees of credit, market and interest risk, the counterparties to the agreements are expected to perform fully under the terms of the agreements. The Company monitors counterparty credit risk, including lenders, on a regular basis, but cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, in the event of default under the Company’s master derivative agreements, the non-defaulting party generally has the option to set-off any amounts owed with regard to open derivative positions.

The Company has the following risk exposures that it has historically used financial instruments to manage. None of the instruments have been designated in a hedging relationship as of December 31, 2019 and 2018.

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

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
	December 31,		December 31,
(In millions)	2019	2018	2019	2018
Interest rate instruments	$4	$3	$—	$4
Foreign currency forward contracts	4	1	—	6
Total	$8	$4	$—	$10

(1)	All asset derivatives are recorded in prepaid expenses and other assets and all liability derivatives are recorded in accrued liabilities in the accompanying consolidated balance sheets.

The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
(In millions)		2019	2018	2017
Interest rate instruments	Selling, general and administrative	$3	$1	$(5)
Foreign currency forward contracts	Selling, general and administrative	9	—	9
Total		$12	$1	$4

The Company's foreign currency forward contracts and certain interest rate instruments are subject to enforceable master netting agreements with their counterparties. The Company does not offset such derivative assets and liabilities in its consolidated balance sheets, and the potential effect of the Company’s use of the master netting arrangements is not material.

Note 12—Fair Value Measurements

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments. The Company's assessment of goodwill and other intangible assets for impairment includes an assessment using various Level 2 inputs (earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples and royalty rates) and Level 3 inputs (forecasted cash flows and discount rates). See Note 2, "Significant Accounting Policies — Recoverability of Goodwill and Intangible Assets," for more information on the application of the use of fair value methodology in the Company's assessment.

Cash Equivalents, Restricted Cash Equivalents and Investments

The Company’s cash equivalents and restricted cash equivalents primarily consist of investments in money market funds and time deposits. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets (i.e., Level 1 inputs).

Investments in equity securities that are measured at fair value on a recurring basis consist of marketable securities.

The following table summarizes the ending balances of the Company's cash equivalents, restricted cash equivalents and investments:

	December 31, 2019				December 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds and time deposits	$531	$—	$—	$531	$701	$—	$—	$701
Marketable securities	74	—	—	74	44	—	—	44

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (i.e., Level 2 inputs).

	As of December 31, 2019		As of December 31, 2018
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt	$3,755	$3,840	$4,455	$4,011
Vehicle Debt	13,415	13,529	11,945	11,891
Total	$17,170	$17,369	$16,400	$15,902

Financial Instruments

The fair value of the Company's financial instruments as of December 31, 2019 and 2018 are disclosed in Note 11, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are as follows:

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses from Currency Translation Adjustments on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2019	$(115)	$(58)	$(19)	$(192)
Other comprehensive income (loss) before reclassification	(12)	6	—	(6)
Amounts reclassified from accumulated other comprehensive income (loss)	9	—	—	9
Balance as of December 31, 2019	$(118)	$(52)	$(19)	$(189)

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses from Currency Translation Adjustments on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2018	$(76)	$(23)	$(19)	$(118)
Other comprehensive income (loss) before reclassification	(32)	(34)	—	(66)
Amounts reclassified from accumulated other comprehensive income (loss)	4	(1)	—	3
Reclassification of income tax effects to accumulated deficit resulting from the Tax Cuts and Job Act	(11)	—	—	(11)
Balance as of December 31, 2018	$(115)	$(58)	$(19)	$(192)

Note 14—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated in the accompanying consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of December 31, 2019 and 2018, the Company's liability recorded for public liability and property damage matters is $399 million and $418 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees and former employees and governmental investigations. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party during 2019 or the period after December 31, 2019, but before the filing of this 2019 Annual Report.

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

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in certain of its public disclosures in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. The complaint, as amended, was dismissed with prejudice on April 27, 2017 and on September 20, 2018, the Third Circuit affirmed the dismissal of the complaint with prejudice. On February 5, 2019, the plaintiffs filed a motion asking the federal district court to exercise its discretion and allow the plaintiffs to reinstate their claims to include additional allegations from the administrative order agreed to by the SEC and the Company in December 2018, which was supplemented by reference to the Company’s subsequently filed litigation against former executives (discussed below). On September 30, 2019, the federal district court of New Jersey denied the plaintiffs’ motion for relief from the April 27, 2017 judgment and motion to allow the filing of a proposed fifth amended complaint. On October 30, 2019, the plaintiffs filed a motion to appeal the order issued on September 30, 2019 by the federal district court of New Jersey. The initial brief of the plaintiffs was filed in January 2020. The response brief of the Company is to be filed in February 2020 and it is expected that the plaintiffs will then file a reply brief in March 2020.

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

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in federal court in New Jersey against Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court in Florida against Scott Sider on March 28, 2019, all of whom were former executive officers of Old Hertz Holdings. The complaints predominantly allege breach of contract and seek repayment of incentive-based compensation received by the defendants in connection

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The Company is also seeking recovery for the costs of the SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. The parties are currently involved in motion practice in New Jersey and discovery has commenced in Florida and New Jersey. In October 2019, the Company entered into a confidential Settlement Agreement with Elyse Douglas. Pursuant to the agreements governing the separation of Herc Holdings from Hertz Global that occurred on June 30, 2016, Herc Holdings is entitled to 15% of the net proceeds of any repayment or recovery.

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

Note 15—Related Party Transactions

Agreements with the Icahn Group

In June 2016, Hertz Global entered into a confidentiality agreement (the “Confidentiality Agreement”) with Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., Vincent J. Intrieri, Samuel J. Merksamer and Daniel A. Ninivaggi (collectively, the “Icahn Group”). Pursuant to the Confidentiality Agreement, Vincent J. Intrieri, Daniel A. Ninivaggi and SungHwan Cho, each of whom was appointed as a director of Hertz Global, are permitted to disclose confidential information to representatives of the Icahn Group. Until the date that the Icahn Group no longer has a designee on the Hertz Global board of directors, the Icahn Group agrees to vote all of its shares of common stock of Hertz Global in favor of the election of all of Hertz Global’s director nominees at each annual or special meeting of Hertz Global.

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

In the normal course of business, the Company purchases goods and services and leases property from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack (collectively, the "Icahn

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Group"). During the years ended December 31, 2019, 2018 and 2017, the Company purchased approximately $57 million, $39 million and $13 million, respectively worth of goods and services from these related parties.

In May 2018, the Company sold approximately $36 million of marketable securities to the Icahn Group at the then current market price of such securities.

Transactions and Agreements between Hertz Holdings and Hertz

In June 2017, Hertz entered into a master loan agreement with Hertz Holdings for a facility size of up to $425 million at an interest rate based on the U.S. Dollar LIBOR rate plus a margin (the "2017 Master Loan"). In June 2018, upon expiration of the 2017 Master Loan, Hertz entered into a master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2019 (the "2018 Master Loan") where amounts outstanding under the 2017 Master Loan were transferred to the 2018 Master Loan.

In June 2019, upon expiration of the 2018 Master Loan, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2020 (the "2019 Master Loan") where amounts outstanding under the 2018 Master Loan were transferred to the 2019 Master Loan. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of December 31, 2019 and 2018, there was $129 million and $117 million outstanding under the 2019 Master Loan and 2018 Master Loan, respectively, representing advances and any accrued but unpaid interest. Additionally, Hertz has a due to an affiliate in the amount of $65 million as of December 31, 2019 and 2018, respectively which represents a tax-related liability to Hertz Holdings.

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

767 Auto Leasing LLC

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with the Icahn Group, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Hertz leases the vehicles purchased by 767 under the 767 Lease Agreement or from third parties, under a mutually developed fleet plan and Hertz manages, services, repairs, sells and maintains those leased vehicles on behalf of 767. Hertz currently rents the leased vehicles to drivers of TNCs from rental counters within locations leased or owned by affiliates of 767 ("Icahn Locations"), including locations operated under a master lease agreement with The Pep Boys - Manny, Joe & Jack. The 767 Lease Agreement had an initial term, as extended, of approximately 22 months, and is subject to automatic six month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six month renewal.

767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp. ("AEPC"), an entity affiliated with the Icahn Group. During 2019 and 2018, AEPC contributed $49 million and $60 million, respectively to 767 along with certain services.

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

Note 16—Equity and Earnings (Loss) Per Share - Hertz Global

Equity of Hertz Global Holdings, Inc.

As of December 31, 2019 and 2018, there were 40 million shares of Hertz Holdings preferred stock authorized, par value $0.01 per share, 400 million shares of Hertz Holdings common stock authorized, par value $0.01 per share, and two million shares of treasury stock.

Share Repurchase Program

Hertz Holdings has a Board-approved share repurchase program that authorizes it to repurchase shares of its common stock through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate Hertz Holdings to make any repurchases at any specific time or situation. There were no shares repurchased under this program in 2019 or 2018. As of December 31, 2019, Hertz Holdings has repurchased two million shares for $100 million under this program. This amount is included in treasury stock in the accompanying Hertz Global consolidated balance sheets as of December 31, 2019 and 2018, respectively. The timing and extent to which Hertz Holdings repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets and other factors. Share repurchases may be commenced or suspended at any time or from time to time without prior notice. Since Hertz Holdings does not conduct business itself, it primarily funds repurchases of its common stock using dividends from Hertz or amounts borrowed under the master loan agreement. The credit agreements governing Hertz' Senior Facilities, Letter of Credit Facility and Alternative Letter of Credit Facility restrict its ability to make dividends and certain payments, including payments to Hertz Holdings for share repurchases.

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

Basic weighted-average shares outstanding and weighted-average shares used to calculate diluted earnings (loss) per share for 2018 and 2017 have been adjusted retrospectively to give effect to the Rights Offering.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
(In millions, except per share data)	2019	2018	2017
Numerator:
Net income (loss) attributable to Hertz Global	$(58)	$(225)	$327
Denominator:
Basic weighted-average shares outstanding (excluding the impact of the Rights Offering)	84	84	83
Rights Offering adjustment(1)	6	12	12
New shares issued under the Rights Offering(2)	27	—	—
Basic weighted-average shares outstanding	117	96	95
Dilutive stock options, RSUs and PSUs	—	—	—
Diluted weighted-average shares outstanding	117	96	95
Antidilutive stock options, RSUs, PSUs and PSAs	2	1	3
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.49)	$(2.35)	$3.44
Diluted earnings (loss) per share	$(0.49)	$(2.35)	$3.44

(1)	Reflects the impact of the Rights Offering subscription period.

(2)	Reflects the weighted-average impact of the issuance of 57,915,055 shares from the Rights Offering on July 18, 2019.

Note 17—Segment Information

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

Effective during the three months ended June 30, 2019, the Company changed its segment measure of profitability for its reportable segments to Adjusted EBITDA, as shown in the Adjusted EBITDA reconciliation tables below. This

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measure better aligns with the way the Company reviews its overall vehicle rental and leasing business and determines management incentive compensation. Prior to the three months ended June 30, 2019, the Company’s segment measure of profitability was Adjusted Pre-tax Income (Loss) which included non-vehicle depreciation and amortization, non-vehicle debt interest, net, and certain other items. For comparability purposes, the Company has adjusted retrospectively the 2018 and 2017 segment results to reflect the new segment measure of profitability.

In addition to the above reportable segments, the Company has Corporate operations which includes general corporate assets and expenses and certain interest expense (including net interest on non-vehicle debt). Corporate includes other items necessary to reconcile the reportable segments to the Company's total amounts.

The following tables provide significant statements of operations, balance sheets and statements of cash flow information by reportable segment for each of Hertz Global and Hertz, as well as Adjusted EBITDA, the measure used to determine segment profitability.

	Years Ended December 31,
(In millions)	2019	2018	2017
Revenues
U.S. Rental Car	$6,938	$6,480	$5,994
International Rental Car	2,169	2,276	2,169
All Other Operations	672	748	640
Total Hertz Global and Hertz	$9,779	$9,504	$8,803
Depreciation of revenue earning vehicles and lease charges
U.S. Rental Car	$1,656	$1,678	$1,904
International Rental Car	440	448	416
All Other Operations	469	564	478
Total Hertz Global and Hertz	$2,565	$2,690	$2,798
Depreciation and amortization, non-vehicle assets
U.S. Rental Car	$156	$159	$181
International Rental Car	23	32	33
All Other Operations	10	10	11
Corporate	14	17	15
Total Hertz Global and Hertz	$203	$218	$240
Interest expense, net
U.S. Rental Car	$157	$144	$132
International Rental Car	93	113	80
All Other Operations	31	27	19
Corporate	524	455	406
Total Hertz Global	805	739	637
Hertz interest income from loan to Hertz Global	(7)	(7)	(5)
Total - Hertz	$798	$732	$632
Adjusted EBITDA
U.S. Rental Car	$480	$226	$50
International Rental Car	147	231	235
All Other Operations	100	82	74
Corporate	(78)	(106)	(92)
Total Hertz Global and Hertz	$649	$433	$267

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2019	2018
Revenue earning vehicles, net
U.S. Rental Car	$9,820	$8,793
International Rental Car	2,319	2,146
All Other Operations	1,650	1,480
Total Hertz Global and Hertz	$13,789	$12,419
Property and equipment, net
U.S. Rental Car	$541	$564
International Rental Car	99	100
All Other Operations	7	9
Corporate	110	105
Total Hertz Global and Hertz	$757	$778
Total assets
U.S. Rental Car	$16,459	$13,983
International Rental Car	4,563	4,057
All Other Operations	2,115	1,843
Corporate	1,490	1,499
Total Hertz Global and Hertz	$24,627	$21,382

	Years Ended December 31,
(In millions)	2019	2018	2017
Revenue earning vehicles and non-vehicle capital assets
U.S. Rental Car:
Expenditures	$(9,384)	$(8,597)	$(6,837)
Proceeds from disposals	6,306	5,570	4,882
Net expenditures - Hertz Global and Hertz	$(3,078)	$(3,027)	$(1,955)
International Rental Car:
Expenditures	$(3,401)	$(3,191)	$(3,144)
Proceeds from disposals	2,854	2,755	2,606
Net expenditures - Hertz Global and Hertz	$(547)	$(436)	$(538)
All Other Operations:
Expenditures	$(1,043)	$(807)	$(735)
Proceeds from disposals	352	176	182
Net expenditures - Hertz Global and Hertz	$(691)	$(631)	$(553)
Corporate:
Expenditures	$(110)	$(75)	$(53)
Proceeds from disposals	1	2	4
Net expenditures - Hertz Global and Hertz	$(109)	$(73)	$(49)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates in the United States and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Years Ended December 31,
(In millions)	2019	2018	2017
Revenues
United States	$7,596	$7,211	$6,620
International	2,183	2,293	2,183
Total Hertz Global and Hertz	$9,779	$9,504	$8,803

	As of December 31,
(In millions)	2019	2018
Revenue earning vehicles, net
United States	$11,424	$10,235
International	2,365	2,184
Total Hertz Global and Hertz	$13,789	$12,419
Property and equipment, net
United States	$658	$678
International	99	100
Total Hertz Global and Hertz	$757	$778
Total assets
United States	$19,876	$17,144
International	4,751	4,238
Total Hertz Global and Hertz	$24,627	$21,382

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliations of Adjusted EBITDA by segment to consolidated amounts are summarized below:

Hertz Global

	Years Ended December 31,
(In millions)	2019	2018	2017
Adjusted EBITDA:
U.S. Rental Car	$480	$226	$50
International Rental Car	147	231	235
All Other Operations	100	82	74
Total reportable segments	727	539	359
Corporate(1)	(78)	(106)	(92)
Total Hertz Global	649	433	267
Adjustments:
Non-vehicle depreciation and amortization	(203)	(218)	(240)
Non-vehicle debt interest, net	(311)	(291)	(306)
Vehicle debt-related charges(2)	(38)	(36)	(32)
Loss on extinguishment of vehicle debt(3)	—	(22)	—
Restructuring and restructuring related charges(4)	(14)	(32)	(20)
Impairment charges and asset write-downs(5)	—	—	(118)
Information technology and finance transformation costs(6)	(114)	(98)	(68)
Other items(7)	44	7	(58)
Income (loss) from before income taxes	$13	$(257)	$(575)

Hertz

	Years Ended December 31,
(In millions)	2019	2018	2017
Adjusted EBITDA:
U.S. Rental Car	$480	$226	$50
International Rental Car	147	231	235
All Other Operations	100	82	74
Total reportable segments	727	539	359
Corporate(1)	(78)	(106)	(92)
Total Hertz	649	433	267
Adjustments:
Non-vehicle depreciation and amortization	(203)	(218)	(240)
Non-vehicle debt interest, net	(304)	(284)	(301)
Vehicle debt-related charges(2)	(38)	(36)	(32)
Loss on extinguishment of vehicle debt(3)	—	(22)	—
Restructuring and restructuring related charges(4)	(14)	(32)	(20)
Impairment charges and asset write-downs(5)	—	—	(118)
Information technology and finance transformation costs(6)	(114)	(98)	(68)
Other items(7)	44	7	(58)
Income (loss) from before income taxes	$20	$(250)	$(570)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Represents other reconciling items primarily consisting of general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(3)
In 2018, primarily represents $20 million of early redemption premium and write-off of deferred financing costs associated with the full redemption of the 4.375% European Vehicle Senior Notes due January 2019.

(4)
Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives. In 2018 and 2017, also includes consulting costs, legal fees and other expenses related to the previously disclosed accounting review and investigation.

(5)	In 2017, primarily represents an $86 million impairment of the Dollar Thrifty tradename and an impairment of $30 million related to an equity method investment.

(6)
Represents costs associated with the Company's information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company's systems and processes.

(7)
Represents miscellaneous items, including non-cash stock-based compensation charges, and amounts attributable to noncontrolling interests. In 2019, includes a $30 million gain on marketable securities and a $39 million gain on the sale of non-vehicle capital assets. In 2018, includes a $20 million gain on marketable securities, and a $6 million legal settlement received related to an oil spill in the Gulf of Mexico in 2010. In 2017, includes net expenses of $16 million resulting from hurricanes, charges of $8 million associated with strategic financings and charges of $5 million relating to PLPD as a result of a terrorist event, partially offset by a $6 million gain on the sale of the Company's Brazil Operations and a $4 million return of capital from an equity method investment.

Note 18—Quarterly Financial Information (Unaudited)

Provided below is a summary of the quarterly operating results during 2019 and 2018. Amounts are computed independently each quarter. As a result, the sum of the quarter's amounts may not equal the total amount for the respective year.

Hertz Global

	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2019	2019	2019	2019
Total revenues	$2,107	$2,511	$2,836	$2,326
Income (loss) before income taxes	(149)	44	247	(130)
Net income (loss) attributable to Hertz Global	(147)	38	169	(118)
Earnings (loss) per share:
Basic	(1.54)	0.40	1.26	(0.83)
Diluted	(1.54)	0.40	1.26	(0.83)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share data)	2018	2018	2018	2018
Total revenues	$2,063	$2,389	$2,758	$2,294
Income (loss) before income taxes	(231)	(86)	181	(120)
Net income (loss) attributable to Hertz Global	(202)	(63)	141	(101)
Earnings (loss) per share(1):
Basic	(2.13)	(0.66)	1.47	(1.05)
Diluted	(2.13)	(0.66)	1.47	(1.05)

(1)
Basic and Diluted earnings (loss) per share for the first quarter of 2019 and for all quarters in 2018 have been adjusted retrospectively to give effect to the Rights Offering, as further disclosed in Note 16, "Equity and Earnings (Loss) Per Share - Hertz Global."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hertz

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions)	2019	2019	2019	2019
Total revenues	$2,107	$2,511	$2,836	$2,326
Income (loss) before income taxes	(147)	46	249	(128)
Net income (loss) attributable to Hertz	(145)	39	170	(117)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions)	2018	2018	2018	2018
Total revenues	$2,063	$2,389	$2,758	$2,294
Income (loss) before income taxes	(230)	(84)	183	(118)
Net income (loss) attributable to Hertz	(201)	(61)	142	(99)

Note 19—Guarantor and Non-Guarantor Annual Condensed Consolidating Financial Information - Hertz

The following tables present the Condensed Consolidating Balance Sheets as of December 31, 2019 and 2018 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, of (a) The Hertz Corporation ("Parent”); (b) the Parent's subsidiaries that guarantee the Senior Notes issued by the Parent ("Guarantor Subsidiaries"); (c) the Parent's subsidiaries that do not guarantee the Senior Notes issued by the Parent ("Non-Guarantor Subsidiaries"); (d) elimination entries necessary to consolidate the Parent with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries ("Eliminations"); and of (e) Hertz on a consolidated basis.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2019
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
ASSETS
Cash and cash equivalents	$437	$2	$426	$—	$865
Restricted cash and cash equivalents	72	5	418	—	495
Total cash, cash equivalents, restricted cash and restricted cash equivalents	509	7	844	—	1,360
Receivables, net of allowance	424	184	1,232	—	1,840
Due from affiliates	4,099	4,911	8,188	(17,198)	—
Prepaid expenses and other assets	5,793	34	251	(5,389)	689
Revenue earning vehicles, net	472	—	13,317	—	13,789
Property and equipment, net	597	61	99	—	757
Operating lease right-of-use assets	1,282	208	381	—	1,871
Investment in subsidiaries, net	6,921	1,631	—	(8,552)	—
Intangible assets, net	247	2,987	4	—	3,238
Goodwill	102	943	38	—	1,083
Total assets	$20,446	$10,966	$24,354	$(31,139)	$24,627
LIABILITIES AND STOCKHOLDER'S EQUITY
Due to affiliates	$12,266	$1,370	$3,562	$(17,198)	$—
Accounts payable	375	131	437	—	943
Accrued liabilities	670	52	464	—	1,186
Accrued taxes, net	74	16	3,665	(3,605)	150
Debt	3,867	—	13,222	—	17,089
Operating lease liabilities	1,259	205	384	—	1,848
Public liability and property damage	170	36	193	—	399
Deferred income taxes, net	—	1,939	973	(1,784)	1,128
Total liabilities	18,681	3,749	22,900	(22,587)	22,743
Stockholder's equity:
Total stockholder's equity attributable to Hertz	1,765	7,217	1,335	(8,552)	1,765
Noncontrolling interests	—	—	119	—	119
Total stockholder's equity	1,765	7,217	1,454	(8,552)	1,884
Total liabilities and stockholder's equity	$20,446	$10,966	$24,354	$(31,139)	$24,627

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2019
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$5,065	$1,541	$8,840	$(5,667)	$9,779
Expenses:
Direct vehicle and operating	3,100	970	1,416	—	5,486
Depreciation of revenue earning vehicles and lease charges	5,534	337	2,361	(5,667)	2,565
Selling, general and administrative	601	125	243	—	969
Interest (income) expense, net	460	(193)	531	—	798
Other (income) expense, net	(59)	—	—	—	(59)
Total expenses	9,636	1,239	4,551	(5,667)	9,759
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(4,571)	302	4,289	—	20
Income tax (provision) benefit	(34)	(82)	51	—	(65)
Equity in earnings (losses) of subsidiaries, net of tax	4,552	88	—	(4,640)	—
Net income (loss)	(53)	308	4,340	(4,640)	(45)
Net (income) loss attributable to noncontrolling interests	—	—	(8)	—	(8)
Net income (loss) attributable to Hertz	(53)	308	4,332	(4,640)	(53)
Total other comprehensive income (loss), net of tax	3	4	(5)	1	3
Comprehensive income (loss) attributable to Hertz	$(50)	$312	$4,327	$(4,639)	$(50)

For the Year Ended December 31, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$4,769	$1,448	$7,785	$(4,498)	$9,504
Expenses:
Direct vehicle and operating	3,286	711	1,358	—	5,355
Depreciation of revenue earning vehicles and lease charges	4,268	354	2,566	(4,498)	2,690
Selling, general and administrative	681	69	267	—	1,017
Interest (income) expense, net	416	(155)	471	—	732
Other (income) expense, net	(33)	—	(7)	—	(40)
Total expenses	8,618	979	4,655	(4,498)	9,754
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(3,849)	469	3,130	—	(250)
Income tax (provision) benefit	807	(102)	(677)	—	28
Equity in earnings (losses) of subsidiaries, net of tax	2,822	291	—	(3,113)	—
Net income (loss)	(220)	658	2,453	(3,113)	(222)
Net (income) loss attributable to noncontrolling interests	—	—	2	—	2
Net income (loss) attributable to Hertz	(220)	658	2,455	(3,113)	(220)
Total other comprehensive income (loss), net of tax	(63)	(7)	(33)	40	(63)
Comprehensive income (loss) attributable to Hertz	$(283)	$651	$2,422	$(3,073)	$(283)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Total revenues	$4,361	$1,381	$6,442	$(3,381)	$8,803
Expenses:
Direct vehicle and operating	2,937	698	1,323	—	4,958
Depreciation of revenue earning vehicles and lease charges	3,157	413	2,609	(3,381)	2,798
Selling, general and administrative	612	37	231	—	880
Interest (income) expense, net	400	(105)	337	—	632
Goodwill and intangible asset impairments	—	86	—	—	86
Other (income) expense, net	30	—	(11)	—	19
Total expenses	7,136	1,129	4,489	(3,381)	9,373
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(2,775)	252	1,953	—	(570)
Income tax (provision) benefit	(925)	311	1,516	—	902
Equity in earnings (losses) of subsidiaries, net of tax	4,032	629	—	(4,661)	—
Net income (loss) attributable to Hertz	332	1,192	3,469	(4,661)	332
Total other comprehensive income (loss), net of tax	53	6	22	(28)	53
Comprehensive income (loss) attributable to Hertz	$385	$1,198	$3,491	$(4,689)	$385

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2019
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$330	$4	$5,471	$(2,898)	$2,907
Cash flows from investing activities:
Revenue earning vehicles expenditures	(507)	—	(13,207)	—	(13,714)
Proceeds from disposal of revenue earning vehicles	368	—	9,118	—	9,486
Non-vehicle capital asset expenditures	(191)	(8)	(25)	—	(224)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	23	—	4	—	27
Acquisitions, net of cash acquired	(1)	—	—	—	(1)
Other	1	—	—	—	1
Capital contributions to subsidiaries	(2,997)	—	—	2,997	—
Return of capital from subsidiaries	2,906	—	—	(2,906)	—
Proceeds from/repayments of intercompany loan	—	—	106	(106)	—
Net cash provided by (used in) investing activities	(398)	(8)	(4,004)	(15)	(4,425)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	1,029	—	11,984	—	13,013
Repayments of vehicle debt	(1,029)	—	(10,501)	—	(11,530)
Proceeds from issuance of non-vehicle debt	3,016	—	—	—	3,016
Repayments of non-vehicle debt	(3,732)	—	—	—	(3,732)
Payment of financing costs	(18)	—	(35)	—	(53)
Early redemption premium payment	(34)	—	—	—	(34)
Advances to Hertz Holdings	(12)	—	—	—	(12)
Contributions from noncontrolling interests	—	—	49	—	49
Contributions from Hertz Holdings	750	—	—	—	750
Capital contributions received from parent	—	—	2,997	(2,997)	—
Payment of dividends and return of capital	—	—	(5,804)	5,804	—
Proceeds from/repayments of intercompany loan	(106)	—	—	106	—
Net cash provided by (used in) financing activities	(136)	—	(1,310)	2,913	1,467
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	1	—	1
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(204)	(4)	158	—	(50)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	713	11	686	—	1,410
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$509	$7	$844	$—	$1,360

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$468	$5	$4,684	$(2,594)	$2,563
Cash flows from investing activities:
Revenue earning vehicles expenditures	(408)	—	(12,085)	—	(12,493)
Proceeds from disposal of revenue earning vehicles	276	—	8,176	—	8,452
Non-vehicle capital asset expenditures	(134)	(10)	(33)	—	(177)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	36	—	15	—	51
Purchase of marketable securities	(60)	—	—	—	(60)
Sales of marketable securities	36	—	—	—	36
Acquisitions, net of cash acquired	(2)	—	—	—	(2)
Other	—	—	(4)	—	(4)
Capital contributions to subsidiaries	(3,178)	—	—	3,178	—
Return of capital from subsidiaries	2,832	—	—	(2,832)	—
Net cash provided by (used in) investing activities	(602)	(10)	(3,931)	346	(4,197)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	2,328	—	11,681	—	14,009
Repayments of vehicle debt	(2,368)	—	(10,058)	—	(12,426)
Proceeds from issuance of non-vehicle debt	557	—	—	—	557
Repayments of non-vehicle debt	(571)	—	—	—	(571)
Payment of financing costs	(1)	—	(46)	—	(47)
Early redemption premium payment	—	—	(19)	—	(19)
Advances to Hertz Holdings	(9)	—	—	—	(9)
Contributions from noncontrolling interests	—	—	60	—	60
Capital contributions received from parent	—	—	3,178	(3,178)	—
Payment of dividends and return of capital	—	—	(5,426)	5,426	—
Net cash provided by (used in) financing activities	(64)	—	(630)	2,248	1,554
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	(14)	—	(14)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(198)	(5)	109	—	(94)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	911	16	577	—	1,504
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$713	$11	$686	$—	$1,410

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017
(In millions)

	Parent (The Hertz Corporation)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	The Hertz Corporation & Subsidiaries
Net cash provided by (used in) operating activities	$246	$28	$3,501	$(1,376)	$2,399
Cash flows from investing activities:
Revenue earning vehicles expenditures	(314)	(5)	(10,277)	—	(10,596)
Proceeds from disposal of revenue earning vehicles	213	—	7,440	—	7,653
Non-vehicle capital asset expenditures	(122)	(11)	(40)	—	(173)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	7	—	14	—	21
Proceeds from sale of Brazil Operations, net of retained cash	—	—	94	—	94
Sales of marketable securities	—	—	9	—	9
Return of (investment in) equity investment	7	—	—	—	7
Acquisitions, net of cash acquired	—	(10)	(5)	—	(15)
Capital contributions to subsidiaries	(2,979)	—	—	2,979	—
Return of capital from subsidiaries	2,861	—	—	(2,861)	—
Proceeds from/repayments of intercompany loan	—	—	19	(19)	—
Net cash provided by (used in) investing activities	(327)	(26)	(2,746)	99	(3,000)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	1,789	—	8,967	—	10,756
Repayments of vehicle debt	(1,796)	—	(8,448)	—	(10,244)
Proceeds from issuance of non-vehicle debt	2,100	—	—	—	2,100
Repayments of non-vehicle debt	(1,560)	—	—	—	(1,560)
Payment of financing costs	(23)	(4)	(32)	—	(59)
Early redemption premium payment	(5)	—	—	—	(5)
Advances to Hertz Holdings	(6)	—	—	—	(6)
Other	1	—	—	—	1
Capital contributions received from parent	—	—	2,979	(2,979)	—
Payment of dividends and return of capital	—	—	(4,237)	4,237	—
Proceeds from/repayments of intercompany loan	(19)	—	—	19	—
Net cash provided by (used in) financing activities	481	(4)	(771)	1,277	983
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	28	—	28
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	400	(2)	12	—	410
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	511	18	565	—	1,094
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$911	$16	$577	$—	$1,504

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20 - Subsequent Events

Alternative Letter of Credit Facility

In January 2020, under the terms of the Alternative Letter of Credit Facility, Hertz increased the commitments thereunder by $100 million, such that after giving effect to such increase, there are $200 million of standby letters of credit issued under the facility.

HVF II Series 2013-A Notes

In February 2020, HVF II extended the maturity of the HVF II Series 2013-A Notes ("2013-A Notes") from March 2021 to March 2022 and increased the commitments thereunder by $750 million. After giving effect to the transactions, the aggregate maximum principal amount of the 2013-A Notes was $4.9 billion, where $0.2 billion of commitments have a maturity of March 2021.

HFLF Series 2013-2 Notes

In February 2020, HFLF amended the HFLF Series 2013-2 Notes ("2013-2 Notes") to extend the end of the revolving period from March 2021 to March 2022 and increased the commitments thereunder by $100 million, such that the aggregate maximum borrowings of the 2013-2 Notes increased to $600 million.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS
(In millions, except par value)

	December 31,
	2019	2018
ASSETS
Investments in subsidiaries, net	$1,765	$1,059
Deferred income taxes, net	4	2
Total assets	$1,769	$1,061
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, no shares issued and outstanding	$—	$—
Common stock, $0.01 par value, 144 and 86 shares issued, respectively and 142 and 84 shares outstanding, respectively	1	1
Additional paid-in capital	3,024	2,261
Accumulated deficit	(967)	(909)
Accumulated other comprehensive income (loss)	(189)	(192)
	1,869	1,161
Treasury stock, at cost, 2 shares and 2 shares, respectively	(100)	(100)
Total stockholders' equity	$1,769	$1,061
The accompanying notes are an integral part of these financial statements.

PARENT COMPANY STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2019	2018	2017
Total Revenues	$—	$—	$—
Expenses:
Interest expense, net	7	7	5
Total expenses	7	7	5
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(7)	(7)	(5)
Income tax (provision) benefit	2	2	—
Equity in earnings (losses) of subsidiaries, net of tax	(53)	(220)	332
Net income (loss)	$(58)	$(225)	$327
The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$(58)	$(225)	$327
Total other comprehensive income (loss)	3	(63)	53
Total comprehensive income (loss)	$(55)	$(288)	$380
The accompanying notes are an integral part of these financial statements.

PARENT COMPANY STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$(7)	$(7)	$(5)
Cash flows from financing activities:
Proceeds from loans with Hertz	12	9	6
Proceeds from Rights Offering, net	748	—	—
Contributions to Hertz	(750)	—	—
Other	(3)	(2)	(1)
Net cash provided by (used in) financing activities	7	7	5
Net increase (decrease) in cash and cash equivalents during the period	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—
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

These condensed parent company financial statements reflect the activity of Hertz Holdings as the parent company to Hertz and have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Hertz exceed 25% of the consolidated net assets of Hertz Holdings. This information should be read in conjunction with the consolidated financial statements of Hertz Global included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

On January 1, 2018, Hertz Holdings adopted guidance issued by the FASB on Revenue from Contracts with Customers and, during the fourth fiscal quarter of 2018, adopted guidance on Reporting Comprehensive Income. This resulted in a net adjustment recorded to accumulated deficit of $178 million in the accompanying parent-only balance sheets of Hertz Holdings.

Note 2—Contingencies

For a discussion of the commitments and contingencies of Hertz Holdings, refer to the sections below included in Note 14, "Contingencies and Off-Balance Sheet Commitments," to the Notes to its consolidated financial statements included in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

•	In re Hertz Global Holdings, Inc. Securities Litigation

•	Litigation Against Former Executives

The remaining sections of Note 14, "Contingencies and Off-Balance Sheet Commitments," and Note 9, "Leases," describe the commitments and contingencies of Hertz Holdings, including its subsidiaries.

Note 3—Dividends

There were no non-cash dividends paid by Hertz in 2019, 2018, or 2017.

Note 4—Share Repurchase

For a discussion of the share repurchase program of Hertz Holdings, refer to Note 16, "Equity and Earnings (Loss) Per Share - Hertz Global" to the notes to the Company's consolidated financial statements in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." As of December 31, 2019, Hertz Holdings repurchased two million shares for $100 million under this program. This amount is included in treasury stock in the accompanying parent-only balance sheets of Hertz Holdings as of December 31, 2019 and 2018.

Note 5—Transactions with Affiliates

For a discussion of Hertz Holdings transactions with Hertz under the master loan, refer to Note 15, "Related Party Transactions," to the notes to the Company's consolidated financial statements in this 2019 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." The amounts related to the master loan transactions are included in investments in subsidiaries in the accompanying parent-only balance sheets of Hertz Holdings.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(In millions)

	Balance at Beginning of Period	Additions
		Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
Receivables allowances:
Year Ended December 31, 2019	$27	$53	$—	$(45)	(1)	$35
Year Ended December 31, 2018	33	35	(1)	(40)	(1)	27
Year Ended December 31, 2017	42	33	3	(45)	(1)	33

Tax valuation allowances:
Year Ended December 31, 2019	$318	$75	$3	$—		$396
Year Ended December 31, 2018	305	21	1	(9)	(2)	318
Year Ended December 31, 2017	230	57	18	—		305

(1)	Amounts written off, net of recoveries.

(2)	The release of the valuation allowance during 2018 was due to the sales or anticipated sales of properties which would generate capital gain.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

HERTZ GLOBAL HOLDINGS, INC.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this 2019 Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in this 2019 Annual Report.

Changes in Internal Control over Financial Reporting

In August 2019, we consolidated our Enterprise Resource Planning ("ERP”) systems into a single global platform and upgraded our technology for accounting, budgeting and forecasting to improve our financial and operational information.

There were no other changes in our internal control over financial reporting that occurred during 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

THE HERTZ CORPORATION

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this 2019 Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in this 2019 Annual Report.

Changes in Internal Control over Financial Reporting

In August 2019, we consolidated our Enterprise Resource Planning ("ERP”) systems into a single global platform and upgraded our technology for accounting, budgeting and forecasting to improve our financial and operational information.

There were no other changes in our internal control over financial reporting that occurred during 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART III

Hertz Global expects to file with the SEC in March 2020, a definitive proxy statement (the "Proxy Statement"), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held on May 6, 2020. The following information to be included in such Proxy Statement is herein incorporated by reference in this Part III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Hertz Global incorporates by reference the information appearing under “Election of Directors (Proposal 1) - Director Nominees,” “Corporate Governance - Corporate Governance Guidelines,” “Corporate Governance - Director Nominations,” “Corporate Governance - Roles and Responsibilities of the Board Committees” and "Corporate Governance - Meetings and Committees of the Board of Directors" in the Proxy Statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Hertz Global incorporates by reference the information appearing under the caption “Ownership of Our Common Stock” in the Proxy Statement.

Equity Compensation Information

The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2019:

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (excluding RSUs / PSUs) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Omnibus Plan	4,347,866	$28.36	6,328,163

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

Information required by this item with respect to Hertz is omitted pursuant to General Instruction I(2)(c) of Form 10-K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for services performed by Ernst & Young LLP, the Company's principal accounting firm since March 1, 2019, were as follows:

(In millions)	2019
Audit fees(1)	$9
Audit-related fees(2)	—
Tax fees(3)	—
Total	$9
Fees for services performed by PricewaterhouseCoopers LLP, the Company's principal accounting firm during fiscal year 2018 and until March 1, 2019, were as follows:

(In millions)	2018
Audit fees(1)	$13
Audit-related fees(2)	1
Tax fees(3)	1
Total	$15

(1)
Audit fees were for services rendered in connection with (i) the audit of the financial statements included in the Hertz Global and Hertz Annual Reports, (ii) reviews of the financial statements included in the Hertz Global and Hertz Quarterly Reports on Form 10-Q, (iii) attestation of the effectiveness of internal controls over financial reporting for Hertz Global and Hertz, (iv) statutory audits and (v) providing comfort letters in connection with our financing transactions.

(2)
Audit-related fees were for services rendered in connection with due diligence and assurance services and employee benefit plan audits. For 2019, there was an immaterial amount of audit-related fees for services performed by Ernst & Young LLP.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2019 Annual Report:

			Page
(a)	1.	Financial Statements:
		Our financial statements filed herewith are set forth in Part II, Item 8 of this 2019 Annual Report as follows:
		(A) Hertz Global Holdings, Inc. and Subsidiaries—
		Reports of Independent Registered Public Accounting Firms	72
		Consolidated Balance Sheets	82
		Consolidated Statements of Operations	83
		Consolidated Statements of Comprehensive Income (Loss)	84
		Consolidated Statements of Changes in Equity	85
		Consolidated Statements of Cash Flows	86
		Notes to Consolidated Financial Statements	94
		(B) The Hertz Corporation and Subsidiaries—
		Reports of Independent Registered Public Accounting Firms	78
		Consolidated Balance Sheets	88
		Consolidated Statements of Operations	89
		Consolidated Statements of Comprehensive Income (Loss)	90
		Consolidated Statements of Changes in Equity	91
		Consolidated Statements of Cash Flows	92
		Notes to Consolidated Financial Statements	94
	2.	Financial Statement Schedules:
		Our financial statement schedules filed herewith are set forth in Part II, Item 8 of this 2019 Annual Report as follows:
		(A) Hertz Global Holdings, Inc.—Schedule I—Condensed Financial Information of Registrant	156
		(B) Hertz Global Holdings, Inc. and Subsidiaries and The Hertz Corporation and Subsidiaries-Schedule II—Valuation and Qualifying Accounts	159
	3.	Exhibits:

The attached list of exhibits in the “Exhibit Index” immediately following the signature pages to this 2019 Annual Report is filed as part of this 2019 Annual Report and is incorporated herein by reference in response to this item.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lee County, Florida on the 25th day of February, 2020.

HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)

By:	/s/ JAMERE JACKSON
Name:	Jamere Jackson
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 25, 2020:

Signature	Title

/s/ HENRY R. KEIZER	Independent Non-Executive Chairman of the Board of Directors
Henry R. Keizer

/s/ KATHRYN V. MARINELLO	President and Chief Executive Officer, Director
Kathryn V. Marinello

/s/ JAMERE JACKSON	Executive Vice President and Chief Financial Officer
Jamere Jackson

/s/ R. ERIC ESPER	Senior Vice President and Chief Accounting Officer
R. Eric Esper

/s/ DAVID A. BARNES	Director
David A. Barnes

/s/ SUNGHWAN CHO	Director
SungHwan Cho

/s/ VINCENT J. INTRIERI	Director
Vincent J. Intrieri

/s/ ANINDITA MUKHERJEE	Director
Anindita Mukherjee

/s/ DANIEL A. NINIVAGGI	Director
Daniel A. Ninivaggi

/s/ KEVIN M. SHEEHAN	Director
Kevin M. Sheehan

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description
2	Hertz Holdings Hertz
Separation and Distribution Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and Herc Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

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
Certificate of Amendment, dated May 2, 2001, of Restated Certificate of Incorporation of The Hertz Corporation (Incorporated by reference to Exhibit 3(i) to the Quarterly Report on From 10-Q of The Hertz Corporation (File No. 001-07541), as filed on August 7, 2001).

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

4.0.0	Hertz Holdings	Description of securities registered under Section 12 of the Securities Exchange Act of 1934.*
4.1.1	Hertz Holdings Hertz
Indenture, dated as of October 16, 2012, between The Hertz Corporation (as successor-in-interest to HDTFS, Inc.), as Issuer, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of notes in series (Incorporated by reference to Exhibit 4.6.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 2, 2012).

4.1.2	Hertz Holdings Hertz
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

4.1.3	Hertz Holdings Hertz
Third Supplemental Indenture, dated as of November 19, 2012, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.250% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.4.4 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-186328), as filed on January 31, 2013).

4.1.4	Hertz Holdings Hertz
Fourth Supplemental Indenture, dated as of March 8, 2013, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., DTG Supply, Inc., Thrifty Car Sales, Inc., Thrifty Rent-A-Car System, Inc., TRAC Asia Pacific, Inc., Thrifty Insurance Agency, Inc., The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.250% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.4.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.1.5	Hertz Holdings Hertz
Sixth Supplemental Indenture, dated as of February 5, 2014, among Firefly Rent A Car LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.250% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.4.9 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

4.1.6	Hertz Holdings Hertz
Seventh Supplemental Indenture, dated as of May 28, 2015, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.250% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.4.10 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on August 10, 2015, as amended by Amendment No. 1 filed on November 9, 2015).

4.1.7	Hertz Holdings Hertz
Eighth Supplemental Indenture, dated as of December 29, 2015, among Rental Car Group Company, LLC, The Hertz Corporation, as Issuer, the Existing Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, relating to the 6.250% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.4.9 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 29, 2016).

4.2	Hertz Holdings Hertz
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

4.3.1	Hertz Holdings Hertz
Second Amended and Restated Participation, Purchase and Sale Agreement, dated as of September 18, 2009, among Hertz General Interest LLC, Hertz Vehicle Financing LLC and The Hertz Corporation, as Lessee and Servicer (Incorporated by reference to Exhibit 4.9.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 6, 2009).

4.3.2	Hertz Holdings Hertz
Amendment No. 1 to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 21, 2010, among The Hertz Corporation, Hertz Vehicle Financing LLC and Hertz General Interest LLC (Incorporated by reference to Exhibit 4.6.6 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 25, 2011).

4.4	Hertz Holdings Hertz
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

4.5	Hertz Holdings Hertz
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

4.6	Hertz Holdings Hertz
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.7	Hertz Holdings Hertz
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

4.8.1	Hertz Holdings Hertz
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

4.8.2	Hertz Holdings Hertz
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

4.9.1	Hertz Holdings Hertz
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

4.9.4	Hertz Holdings Hertz
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

4.11	Hertz Holdings Hertz
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

4.12	Hertz Holdings Hertz
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

4.13.1	Hertz Holdings Hertz
Fifth Amended and Restated Series 2013-A Supplement, dated as of February 22, 2019, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.9.3 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 25, 2019).

4.13.2	Hertz Holdings Hertz
Sixth Amended and Restated Series 2013-A Supplement, dated as of February 21, 2020, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee.*

4.14.1	Hertz Holdings Hertz
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

4.14.2	Hertz Holdings Hertz
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.15	Hertz Holdings Hertz
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

4.16	Hertz Holdings Hertz
Revised Schedules II, IV and V to the Fourth Amended and Restated Series 2013-A Supplement, dated as of November 2, 2017, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.11.12 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2018).

4.17.1	Hertz Holdings Hertz
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

4.17.2	Hertz Holdings Hertz
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

4.18.1	Hertz Holdings Hertz
Indenture, dated as of June 6, 2017, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee and Note Collateral Agent, providing for the issuance of senior secured second priority notes in series (Incorporated by reference to Exhibit 4.16.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 8, 2017).

4.18.2	Hertz Holdings Hertz
First Supplemental Indenture, dated as of June 6, 2017, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.625% Senior Secured Second Priority Notes due 2022 (Incorporated by reference to Exhibit 4.16.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 8, 2017).

4.19	Hertz Holdings Hertz
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.20.1	Hertz Holdings Hertz
Indenture, dated as of August 1, 2019, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of notes in series (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 2, 2019).

4.20.2	Hertz Holdings Hertz
First Supplemental Indenture, dated as of August 1, 2019, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, relating to the 7.125% Senior Notes due 2026 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 2, 2019).

4.21.1	Hertz Holdings Hertz
Indenture, dated as of November 25, 2019, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of notes in series (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 26, 2019).

4.21.2	Hertz Holdings Hertz
First Supplemental Indenture, dated as of November 25, 2019, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto, and Wells Fargo Bank, National Association, as Trustee relating to the 6.000% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 26, 2019).

4.22.1	Hertz Holdings Hertz
Issuer Facility Agreement, dated September 25, 2018, by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation U.K. Limited (Incorporated by reference to Exhibit 4.17.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 8, 2018).

4.22.2	Hertz Holdings Hertz
Amendment No. 1 to Issuer Facility Agreement, dated November 8, 2019 by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation U.K. Limited.*

4.23	Hertz Holdings Hertz
Master Definitions and Constructions Agreement, dated September 25, 2018, by and among International Fleet Financing No. 2 B.V., Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SL, Hertz Autovermietung GMBH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas Securities Services, BNP Paribas S.A., Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, BNP Paribas Securities Services, Luxembourg Branch, The Hertz Corporation, TMF SFS Management BV, KPMG LLP, BNP Paribas Trust Corporation U.K. Limited, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Sanne Trustee Services Limited, Hertz Holdings Netherlands B.V., and certain committed note purchasers, conduit investors and funding agents named therein (Incorporated by reference to Exhibit 4.17.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 8, 2018).

4.24	Hertz Holdings Hertz
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.25	Hertz Holdings Hertz
French Master Lease and Servicing Agreement, dated September 25, 2018, by and among RAC Finance S.A.S., Hertz France S.A.S., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation U.K. Limited (Incorporated by reference to Exhibit 4.17.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 8, 2018).

4.26	Hertz Holdings Hertz
Dutch Master Lease and Servicing Agreement, dated September 25, 2018, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Automobielen Nederland B.V., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation U.K. Limited (Incorporated by reference to Exhibit 4.17.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 8, 2018).

4.27	Hertz Holdings Hertz
German Master Lease and Servicing Agreement, dated September 25, 2018, by and among Hertz Fleet Limited, Hertz Autovermietung GMBH, those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation U.K. Limited (Incorporated by reference to Exhibit 4.17.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 8, 2018).

4.28	Hertz Holdings Hertz
Spanish Master Lease and Agreement, dated September 25, 2018, by and among Stuurgroep Fleet (Netherlands) B.V., Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, Hertz de Espana, S.L.U., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation U.K. Limited (Incorporated by reference to Exhibit 4.17.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 8, 2018).

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
Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Omnibus Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.2.9 to Amendment No. 3 of the Registration Statement on Form 10 of Hertz Rental Car Holding Company, Inc. (File No. 001-37665), as filed on May 20, 2016).†

10.2.6	Hertz Holdings Hertz
Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 7, 2017). †

10.2.7	Hertz Holdings Hertz
Form of Restricted Stock Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 7, 2017).†

10.2.8	Hertz Holdings Hertz
Form of Performance Stock Agreement (EBITDA Award) under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K/A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 7, 2017).†

10.2.9	Hertz Holdings Hertz
Form of Performance Stock Agreement (Donlen EBITDA Award) under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K/A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 7, 2017).†

10.2.10	Hertz Holdings Hertz
Form of Performance Stock Agreement under the 2016 Omnibus Incentive Plan (EBITDA) (Incorporated by reference to Exhibit 10.2.14 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 6, 2018).†

10.2.11	Hertz Holdings Hertz
Form of Director Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2.15 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 6, 2018).†

10.2.12	Hertz Holdings Hertz
Form of Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (Pro Rata) (Incorporated by reference to Exhibit 10.2.16 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 6, 2018).†

10.2.13	Hertz Holdings Hertz
Form of Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (Revenue) (Incorporated by reference to Exhibit 10.2.17 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 6, 2018).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.2.14	Hertz Holdings Hertz
Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2.18 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 6, 2018).†

10.2.15	Hertz Holdings Hertz
Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

10.2.16	Hertz Holdings Hertz
Form of Performance Stock Unit Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

10.2.17	Hertz Holdings Hertz
Form of Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (3-Year Pro Rata Vesting) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

10.2.18	Hertz Holdings Hertz
Form of Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (3-Year Pro Rata Vesting, 1 Year Revenue) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

10.2.19	Hertz Holdings Hertz
Amended and Restated Hertz Global Holdings, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Annex B to the Proxy Statement on Form DEF14A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 5, 2019).†

10.2.20	Hertz Holdings Hertz
Form of Director Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 7, 2019).†

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
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of February 25, 2016 (Incorporated by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 29, 2016). †

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

10.12	Hertz Holdings Hertz
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

10.14	Hertz Holdings Hertz
Second Amended and Restated Indemnification Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

10.15	Hertz Holdings Hertz
Tax Matters Agreement, dated June 30, 2016, by among Herc Holdings Inc., The Hertz Corporation, Herc Rentals Inc. and Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.16	Hertz Holdings Hertz
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

10.19	Hertz Holdings
Registration Rights Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and the entities listed in the agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.20	Hertz Holdings Hertz
Hertz Global Holdings, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Hertz Global Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-212248), as filed on June 24, 2016).

10.21.1	Hertz Holdings Hertz
Offer Letter, signed on August 15, 2018 between Jamere Jackson and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001- 37665) and The Hertz Corporation (File No. 001-07541), as filed on August 20, 2018.)†

10.21.2	Hertz Holdings Hertz
Amendment to the Offer Letter between Jamere Jackson and The Hertz Corporation (Incorporated by reference to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 31, 2018).†

10.22	Hertz Holdings Hertz
Separation Agreement, dated as of August 29, 2018 by and among Thomas C. Kennedy, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 31, 2018.

10.23	Hertz Holdings Hertz
Separation Agreement, dated as of May 6, 2018, by and among Tyler Best, Hertz Global Holdings, Inc. and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 9, 2018.

10.24	Hertz Holdings Hertz
Offer Letter, signed on February 28, 2018, between Paul E. Stone and The Hertz Corporation (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

10.25	Hertz Holdings Hertz
Offer Letter, signed on August 23, 2017, between Murali Kuppuswamy and The Hertz Corporation (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

10.26	Hertz Holdings Hertz
Offer Letter, signed on August 23, 2017, between Jodi J. Allen and The Hertz Corporation (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

10.27	Hertz Holdings Hertz
Settlement Agreement, dated as of March 4, 2019, between Michel M. Taride and Hertz Europe Limited (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 7, 2019).†

10.28.1	Hertz Holdings Hertz
Offer Letter, signed on April 9, 2014, between Robin C. Kramer and The Hertz Corporation (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

10.28.2	Hertz Holdings Hertz
Retention Letter, signed on January 23, 2018, between Robin C. Kramer and The Hertz Corporation (Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

10.29	Hertz Holdings Hertz
Amended and Restated Employment Agreement, dated as of November 22, 2019, between Hertz Global Holdings, Inc. and Kathryn V. Marinello (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 27, 2019).†

21.1	Hertz Holdings Hertz	List of Subsidiaries of Hertz Global Holdings, Inc. and The Hertz Corporation.*
23.1	Hertz Holdings	Consent of Independent Registered Public Accounting Firm.*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
23.2	Hertz Holdings	Consent of Independent Registered Public Accounting Firm.*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Hertz Holdings Hertz	XBRL Taxonomy Extension Schema Document.*
101.CAL	Hertz Holdings Hertz	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Hertz Holdings Hertz	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Hertz Holdings Hertz	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Hertz Holdings Hertz	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).*

_______________________________________________________________________________
† Indicates management contract or compensatory plan or arrangement.
* Filed herewith
**Furnished herewith

As of December 31, 2019, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.