Form 10-Q
period 2020-03-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2020-05-11
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HERTZ GLOBAL HOLDINGS, INC.
THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-37665			61-1770902
Delaware	001-07541			13-1938568
(State or other jurisdiction of incorporation or organization)	(Commission File Number)			(I.R.S. Employer Identification No.)

8501 Williams Road
	Estero,	Florida	33928
	239	301-7000
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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	May 4, 2020
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	142,285,475
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,017	$865
Restricted cash and cash equivalents:
Vehicle	368	466
Non-vehicle	24	29
Total restricted cash and cash equivalents	392	495
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,409	1,360
Receivables:
Vehicle	1,286	791
Non-vehicle, net of allowance of $31 and $35, respectively	809	1,049
Total receivables, net	2,095	1,840
Prepaid expenses and other assets	1,121	689
Revenue earning vehicles:
Vehicles	17,646	17,085
Less: accumulated depreciation	(3,337)	(3,296)
Total revenue earning vehicles, net	14,309	13,789
Property and equipment, net	765	757
Operating lease right-of-use assets	1,832	1,871
Intangible assets, net	3,231	3,238
Goodwill	1,080	1,083
Total assets(a)	$25,842	$24,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$443	$289
Non-vehicle	555	654
Total accounts payable	998	943
Accrued liabilities	982	1,032
Accrued taxes, net	133	150
Debt:
Vehicle	14,438	13,368
Non-vehicle	4,316	3,721
Total debt	18,754	17,089
Operating lease liabilities	1,844	1,848
Self-insured liabilities	532	553
Deferred income taxes, net	1,108	1,124
Total liabilities(a)	24,351	22,739
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 144,308,001 and 144,153,444 shares issued, respectively and 142,279,069 and 142,124,512 shares outstanding, respectively	1	1
Additional paid-in capital	3,022	3,024
Accumulated deficit	(1,323)	(967)
Accumulated other comprehensive income (loss)	(228)	(189)
Treasury stock, at cost, 2,028,932 and 2,028,932 shares, respectively	(100)	(100)
Stockholders' equity attributable to Hertz Global	1,372	1,769
Noncontrolling interests	119	119
Total stockholders' equity	1,491	1,888
Total liabilities and stockholders' equity	$25,842	$24,627

(a)
Hertz Global Holdings, Inc.'s consolidated total assets as of March 31, 2020 and December 31, 2019 include total assets of variable interest entities (“VIEs”) of $1.1 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of March 31, 2020 and December 31, 2019 include total liabilities of VIEs of $981 million and $1.1 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Special Purpose Entities" in Note 4, "Debt," and "767 Auto Leasing LLC" in Note 10, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Worldwide vehicle rental	$1,749	$1,953
All other operations	174	154
Total revenues	1,923	2,107
Expenses:
Direct vehicle and operating	1,241	1,266
Depreciation of revenue earning vehicles and lease charges	677	592
Selling, general and administrative	208	234
Interest expense, net:
Vehicle	118	112
Non-vehicle	57	71
Total interest expense, net	175	183
Other (income) expense, net	(17)	(19)
Total expenses	2,284	2,256
Income (loss) before income taxes	(361)	(149)
Income tax (provision) benefit	4	1
Net income (loss)	(357)	(148)
Net (income) loss attributable to noncontrolling interests	1	1
Net income (loss) attributable to Hertz Global	$(356)	$(147)
Weighted-average shares outstanding:
Basic	142	96
Diluted	142	96
Earnings (loss) per share:
Basic earnings (loss) per share	$(2.50)	$(1.54)
Diluted earnings (loss) per share	$(2.50)	$(1.54)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(357)	$(148)
Other comprehensive income (loss):
Foreign currency translation adjustments	(41)	8
Net gain (loss) on defined benefit pension plans	1	(1)
Reclassification to other (income) expense for amortization of actuarial (gains) losses on defined benefit pension plans	1	1
Total other comprehensive income (loss) before income taxes	(39)	8
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	—	(1)
Total other comprehensive income (loss)	(39)	7
Total comprehensive income (loss)	(396)	(141)
Comprehensive (income) loss attributable to noncontrolling interests	1	1
Comprehensive income (loss) attributable to Hertz Global	$(395)	$(140)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2018	—	84	$1	$2,261	$(909)	$(192)	2	$(100)	$1,061	$59	$1,120
Net income (loss)	—	—	—	—	(147)	—	—	—	(147)	(1)	(148)
Other comprehensive income (loss)	—	—	—	—	—	7	—	—	7	—	7
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	3	—	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	25	25
March 31, 2019	—	84	$1	$2,262	$(1,056)	$(185)	2	$(100)	$922	$83	$1,005

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2019	—	142	$1	$3,024	$(967)	$(189)	2	$(100)	$1,769	$119	$1,888
Net income (loss)	—	—	—	—	(356)	—	—	—	(356)	(1)	(357)
Other comprehensive income (loss)	—	—	—	—	—	(39)	—	—	(39)	—	(39)
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1	1
March 31, 2020	—	142	$1	$3,022	$(1,323)	$(228)	2	$(100)	$1,372	$119	$1,491

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(357)	$(148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	733	644
Depreciation and amortization, non-vehicle	53	48
Amortization of deferred financing costs and debt discount (premium)	12	14
Stock-based compensation charges	—	3
Provision for receivables allowance	15	10
Deferred income taxes, net	(13)	(4)
(Gain) loss on marketable securities	—	(11)
(Gain) loss on sale of non-vehicle capital assets	(21)	(8)
(Gain) loss on derivatives	—	(5)
Other	4	—
Changes in assets and liabilities:
Non-vehicle receivables	226	(33)
Prepaid expenses and other assets	(61)	(55)
Operating lease right-of-use assets	100	90
Non-vehicle accounts payable	(86)	32
Accrued liabilities	(59)	25
Accrued taxes, net	(14)	10
Operating lease liabilities	(66)	(94)
Self-insured liabilities	(17)	(4)
Net cash provided by (used in) operating activities	449	514
Cash flows from investing activities:
Revenue earning vehicles expenditures	(4,346)	(3,973)
Proceeds from disposal of revenue earning vehicles	2,212	2,153
Non-vehicle capital asset expenditures	(59)	(54)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	23	19
Sales of marketable securities	74	—
Other	(1)	—
Net cash provided by (used in) investing activities	(2,097)	(1,855)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	3,661	3,667
Repayments of vehicle debt	(2,538)	(2,736)
Proceeds from issuance of non-vehicle debt	1,440	341
Repayments of non-vehicle debt	(851)	(344)
Payment of financing costs	(9)	(12)
Contributions from noncontrolling interests	—	25
Other	(2)	(2)
Net cash provided by (used in) financing activities	1,701	939
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(4)	(2)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	49	(404)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,360	1,410
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,409	$1,006

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$103	$87
Non-vehicle	26	29
Income taxes, net of refunds	5	6
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$200	$431
Sales of revenue earning vehicles included in vehicle receivables	1,043	365
Purchases of non-vehicle capital assets included in accounts payable	32	45

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,017	$865
Restricted cash and cash equivalents:
Vehicle	368	466
Non-vehicle	24	29
Total restricted cash and cash equivalents	392	495
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,409	1,360
Receivables:
Vehicle	1,286	791
Non-vehicle, net of allowance of $31 and $35, respectively	809	1,049
Total receivables, net	2,095	1,840
Prepaid expenses and other assets	1,121	689
Revenue earning vehicles:
Vehicles	17,646	17,085
Less: accumulated depreciation	(3,337)	(3,296)
Total revenue earning vehicles, net	14,309	13,789
Property and equipment, net	765	757
Operating lease right-of-use assets	1,832	1,871
Intangible assets, net	3,231	3,238
Goodwill	1,080	1,083
Total assets(a)	$25,842	$24,627
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$443	$289
Non-vehicle	555	654
Total accounts payable	998	943
Accrued liabilities	982	1,032
Accrued taxes, net	133	150
Debt:
Vehicle	14,438	13,368
Non-vehicle	4,316	3,721
Total debt	18,754	17,089
Operating lease liabilities	1,844	1,848
Self-insured liabilities	532	553
Deferred income taxes, net	1,112	1,128
Total liabilities(a)	24,355	22,743
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,955	3,955
Due from affiliate	(67)	(64)
Accumulated deficit	(2,292)	(1,937)
Accumulated other comprehensive income (loss)	(228)	(189)
Stockholder's equity attributable to Hertz	1,368	1,765
Noncontrolling interests	119	119
Total stockholder's equity	1,487	1,884
Total liabilities and stockholder's equity	$25,842	$24,627

(a)
The Hertz Corporation's consolidated total assets as of March 31, 2020 and December 31, 2019 include total assets of variable interest entities (“VIEs”) of $1.1 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of March 31, 2020 and December 31, 2019 include total liabilities of VIEs of $981 million and $1.1 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Special Purpose Entities" in Note 4, "Debt," and "767 Auto Leasing LLC" in Note 10, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended March 31,
	2020	2019
Revenues:
Worldwide vehicle rental	$1,749	$1,953
All other operations	174	154
Total revenues	1,923	2,107
Expenses:
Direct vehicle and operating	1,241	1,266
Depreciation of revenue earning vehicles and lease charges	677	592
Selling, general and administrative	208	234
Interest expense, net:
Vehicle	118	112
Non-vehicle	55	69
Total interest expense, net	173	181
Other (income) expense, net	(17)	(19)
Total expenses	2,282	2,254
Income (loss) before income taxes	(359)	(147)
Income tax (provision) benefit	3	1
Net income (loss)	(356)	(146)
Net (income) loss attributable to noncontrolling interests	1	1
Net income (loss) attributable to Hertz	$(355)	$(145)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(356)	$(146)
Other comprehensive income (loss):
Foreign currency translation adjustments	(41)	8
Net gain (loss) on defined benefit pension plans	1	(1)
Reclassification to other (income) expense for amortization of actuarial (gains) losses on defined benefit pension plans	1	1
Total other comprehensive income (loss) before income taxes	(39)	8
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	—	(1)
Total other comprehensive income (loss)	(39)	7
Total comprehensive income (loss)	(395)	(139)
Comprehensive (income) loss attributable to noncontrolling interests	1	1
Comprehensive income (loss) attributable to Hertz	$(394)	$(138)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity
Balance as of:
December 31, 2018	100	$—	$3,187	$(52)	$(1,884)	$(192)	$1,059	$59	$1,118
Net income (loss)	—	—	—	—	(145)	—	(145)	(1)	(146)
Due from Hertz Holdings	—	—	—	(4)	—	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	7	7	—	7
Stock-based compensation charges	—	—	3	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25	25
March 31, 2019	100	$—	$3,190	$(56)	$(2,029)	$(185)	$920	$83	$1,003

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity
Balance as of:
December 31, 2019	100	$—	$3,955	$(64)	$(1,937)	$(189)	$1,765	$119	$1,884
Net income (loss)	—	—	—	—	(355)	—	(355)	(1)	(356)
Due from Hertz Holdings	—	—	—	(3)	—	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	—	(39)	(39)	—	(39)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1	1
March 31, 2020	100	$—	$3,955	$(67)	$(2,292)	$(228)	$1,368	$119	$1,487

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(356)	$(146)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	733	644
Depreciation and amortization, non-vehicle	53	48
Amortization of deferred financing costs and debt discount (premium)	12	14
Stock-based compensation charges	—	3
Provision for receivables allowance	15	10
Deferred income taxes, net	(12)	(4)
(Gain) loss on marketable securities	—	(11)
(Gain) loss on sale of non-vehicle capital assets	(21)	(8)
(Gain) loss on derivatives	—	(5)
Other	3	—
Changes in assets and liabilities:
Non-vehicle receivables	226	(33)
Prepaid expenses and other assets	(61)	(55)
Operating lease right-of-use assets	100	90
Non-vehicle accounts payable	(86)	32
Accrued liabilities	(59)	25
Accrued taxes, net	(14)	10
Operating lease liabilities	(66)	(94)
Self-insured liabilities	(17)	(4)
Net cash provided by (used in) operating activities	450	516
Cash flows from investing activities:
Revenue earning vehicles expenditures	(4,346)	(3,973)
Proceeds from disposal of revenue earning vehicles	2,212	2,153
Non-vehicle capital asset expenditures	(59)	(54)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	23	19
Sales of marketable securities	74	—
Other	(1)	—
Net cash provided by (used in) investing activities	(2,097)	(1,855)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	3,661	3,667
Repayments of vehicle debt	(2,538)	(2,736)
Proceeds from issuance of non-vehicle debt	1,440	341
Repayments of non-vehicle debt	(851)	(344)
Payment of financing costs	(9)	(12)
Advances to Hertz Holdings	(3)	(4)
Contributions from noncontrolling interests	—	25
Net cash provided by (used in) financing activities	1,700	937
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(4)	(2)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	49	(404)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,360	1,410
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,409	$1,006

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$103	$87
Non-vehicle	26	29
Income taxes, net of refunds	5	6
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$200	$431
Sales of revenue earning vehicles included in vehicle receivables	1,043	365
Purchases of non-vehicle capital assets included in accounts payable	32	45

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

In March 2020, the World Health Organization declared a pandemic resulting from the COVID-19 viral disease ("COVID-19"). In response to COVID-19, local and national governments around the world instituted shelter-in-place and similar orders and travel restrictions, and airline travel decreased suddenly and dramatically. Despite a strong start to the year, as a result of the impact on travel demand, late in the first quarter, the Company began experiencing a high level of rental cancellations and a significant decline in forward bookings. In response, during a time in which the Company would normally be increasing its fleet for the peak summer season, the Company sought to adjust its fleet level to reflect the reduced level of demand by leveraging its multiple used-vehicle channels and negotiating with suppliers to reduce fleet commitments. The Company expects a material reduction in commitments to purchase vehicles with approximately a $4.0 billion reduction from original commitments in our U.S. rental car segment during the remainder of 2020. The Company additionally began aggressively managing costs, including the implementation of employee furlough programs affecting approximately 20,000 employees worldwide to align staffing levels with the slowdown in demand, actively negotiating to abate or defer our airport rent and concession payments, substantially reducing capital expenditures and eliminating discretionary marketing spend. Also, the Company borrowed substantially all available funds under its senior revolving credit facility (the “Senior RCF”) to ensure access to its committed liquidity under the Senior RCF, and as of March 31, 2020, the Company had $595 million of principal outstanding under its Senior RCF and $748 million in outstanding standby letters of credit. As of March 31, 2020, the Company's unrestricted cash and cash equivalents balance was approximately $1.0 billion.

In April 2020, as a result of the continued impact from COVID-19, the Company initiated a restructuring program affecting approximately 10,000 employees in its U.S. RAC segment and U.S. corporate operations, the majority of which were previously furloughed, and expects to incur approximately $30 million of severance and healthcare-related charges to be paid over the next twelve months.

Although the Company has taken aggressive action to eliminate costs, it faces significant ongoing expenses, including monthly payments under its Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement (Series 2013-G1) (the "Operating Lease") with Hertz Vehicle Financing LLC ("HVF"), pursuant to which Hertz leases from HVF vehicles used in Hertz's U.S. rental car operations. Hertz Vehicle Financing II LP ("HVF II"), a special purpose financing subsidiary, issues asset-backed notes and lends the proceeds thereof to HVF to finance the acquisition of vehicles, which are then leased to Hertz pursuant to the Operating Lease. Monthly payments under the operating lease are variable and significant and have increased because declining vehicle values resulting from a disrupted used-vehicle market require Hertz to make additional payments to offset such value declines in order to continue using the vehicles. During April 2020, the Company engaged in discussions with various creditors to obtain relief from its obligations to make full rent payments under its Operating Lease. While such discussions were ongoing, to preserve liquidity, on April 27, 2020, Hertz did not make certain payments in accordance with the Operating Lease.

As a result of the failure to make the full rent payments on April 27th, as of May 5, 2020 an amortization event was in effect for all series of notes issued by HVF II and a liquidation event was in effect with respect to the variable funding notes (“Series 2013-A Notes”) issued by HVF II.  As a result of the amortization event, and notwithstanding the forbearance agreement described below, proceeds of the sales of vehicles that collateralize the notes issued by HVF II must be applied to the payment of principal and interest under those notes and will not be available to finance new

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

vehicle acquisitions for Hertz.  However, in light of the impact of the COVID-19 global pandemic on the travel industry, Hertz believes it will not need to acquire new vehicles for its fleet through the remainder of 2020.  A liquidation event means that, unless the affected noteholders otherwise agree, the affected noteholders can direct the liquidation of vehicles serving as collateral for their notes.

On May 4, 2020, prior to the occurrence of the liquidation event with respect to the Series 2013-A Notes, Hertz, HVF, HVF II and DTG Operations, Inc. entered into a forbearance agreement (the “Forbearance Agreement”) with holders (the “VFN Noteholders”) of the Series 2013-A Notes representing approximately 77% in aggregate principal amount of the Series 2013-A Notes. Pursuant to the Forbearance Agreement that is effective against all VFN Noteholders, the VFN Noteholders agreed to forbear from exercising their liquidation remedy. The agreement with the VFN Noteholders is set to expire on May 22, 2020 or, if sooner, the date on which Hertz fails to comply with certain agreements contained in the Forbearance Agreement or any other amortization event occurs under HVF II's financing documents.

Concurrently with entering into the Forbearance Agreement, on May 4, 2020, Hertz entered into limited waiver agreements (collectively, the “Waiver Agreements”) with certain of the lenders (the “Lenders”) under its (i) Senior RCF/senior term loan facility, (ii) letter of credit facility, (iii) alternative letter of credit facility and (iv) U.S. Vehicle RCF (collectively, the “Facilities”). Pursuant to the Waiver Agreements, the Lenders agreed to (a) waive any default or event of default that could have resulted from the above referenced missed payment under the Operating Lease, (b) waive any default or event of default that has arisen as a result of Hertz’s failure to deliver its 2020 operating budget on a timely basis in accordance with the Facilities and (c) extend the grace period to cure a default with respect to Hertz’s obligation to reimburse drawings that occur under certain letters of credit during the waiver period. The Waiver Agreements are effective across the Facilities and are set to expire on May 22, 2020 or, if sooner, the date on which Hertz fails to comply with certain agreements contained in the Waiver Agreements, which include certain limitations on the Company’s ability to incur corporate indebtedness and to make certain restricted payments, investments and prepayments of indebtedness during the waiver period and a requirement to deliver certain financial information to the Lenders during the waiver period.

In accordance with the Forbearance Agreement and the Waiver Agreements, the Company made a payment of approximately $30 million reflecting certain variable payment elements of monthly rent under the Operating Lease, including an interest component. There can be no assurance that the Company will be able to successfully negotiate any relief past May 22, 2020. If additional relief cannot be negotiated, it is possible that the VFN Noteholders could seek to exercise liquidation remedies and that other liquidation events could occur providing a similar right to other holders of notes issued by HVF II.

Management has determined that the Company may not be able to repay or refinance its debt facilities prior to their respective maturities and may not have sufficient cash flows from operations or liquidity to sustain its operating needs or to meet the Company's obligations as they become due over the twelve months following this Quarterly Report on Form 10-Q. As such, management has concluded there is substantial doubt regarding the Company's ability to continue as a going concern within one year from the issuance date of this Quarterly Report on Form 10-Q. The Company’s consolidated financial statements as of March 31, 2020 have been prepared on a going concern basis.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2020 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

The Company’s consolidated financial statements as of March 31, 2020 have been prepared on a going concern basis.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

The December 31, 2019 unaudited condensed consolidated balance sheet data is derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the Company's Form 10‑K for the year ended December 31, 2019 (the "2019 Form 10‑K"), as filed with the Securities and Exchange Commission ("SEC") on February 25, 2020.

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

Recently Issued Accounting Pronouncements

Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance that sets forth a current expected credit loss impairment model for financial assets, which replaces the current incurred loss model, and issued amendments and updates to the new standard in 2018 and 2019. This model requires a financial asset (or group of financial assets), including trade receivables, measured at amortized cost to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The Company adopted this guidance when effective, on January 1, 2020, using a modified retrospective transition method. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement

In August 2018, the FASB issued guidance on a customer's accounting for implementation fees paid in a cloud computing service contract arrangement that addresses which implementation costs to capitalize as an asset and which costs to expense. Capitalized implementation fees are to be expensed over the term of the cloud computing arrangement, and the expense is required to be recognized in the same line item in the income statement as the associated hosting service expenses. The entity is also required to present the capitalized implementation fees on the balance sheet in the same line item as the prepayment for hosting service fees associated with the cloud computing arrangement. The Company adopted this guidance when effective, on January 1, 2020, using a prospective transition method. The

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

The Company has hosting arrangements in connection with its Enterprise Resource Planning systems. Prior to the adoption of this guidance, the Company capitalized certain implementation costs for its hosting arrangements in intangible assets, net, in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2019. Subsequent to the adoption of this guidance on January 1, 2020, the Company records implementation fees incurred in connection with its hosting arrangements in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2020.

Not Yet Adopted

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

Facilitation of the Effects of Reference Rate Reform

In March 2020, the FASB issued guidance that provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform initiatives. This guidance is effective beginning March 12, 2020 through December 31, 2022 where the transition method varies depending upon the specific expedient or exception. The Company is in the process of assessing the available expedients and exceptions and, if applicable, the method and timing of adoption.

Note 3—Divestitures

Sale of Non-vehicle Capital Assets

During the first quarter of 2020, the Company received additional cash from the sale of certain non-vehicle capital assets in its U.S. Rental Car segment, which was completed in the fourth quarter of 2019, and recognized an additional $20 million pre-tax gain on the sale, which is included in other (income) expense, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2020.

Sale of Marketable Securities

During the first quarter of 2020, the Company sold marketable securities for $74 million and recognized an immaterial gain on the sale in its corporate operations, which is included in other (income) expense, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2020.

Note 4—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions):

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of March 31, 2020	Fixed or Floating Interest Rate	Maturity	March 31, 2020	December 31, 2019
Non-Vehicle Debt
Senior Term Loan	3.74%	Floating	6/2023	$656	$660
Senior RCF	3.99%	Floating	6/2021	595	—
Senior Notes(1)	6.11%	Fixed	10/2022-1/2028	2,700	2,700
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	350	350
Promissory Notes	7.00%	Fixed	1/2028	27	27
Other Non-Vehicle Debt	5.71%	Fixed	Various	21	18
Unamortized Debt Issuance Costs and Net (Discount) Premium				(33)	(34)
Total Non-Vehicle Debt				4,316	3,721
Vehicle Debt
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(2)	2.71%	Floating	3/2022	4,704	2,644
				4,704	2,644
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(2)	N/A	Fixed	3/2020	—	780
HVF II Series 2015-3(2)	3.10%	Fixed	9/2020	371	371
HVF II Series 2016-2(2)	3.41%	Fixed	3/2021	595	595
HVF II Series 2016-4(2)	3.09%	Fixed	7/2021	424	424
HVF II Series 2017-1(2)	3.38%	Fixed	10/2020	450	450
HVF II Series 2017-2(2)	3.74%	Fixed	10/2022	370	350
HVF II Series 2018-1(2)	3.54%	Fixed	2/2023	1,058	1,000
HVF II Series 2018-2(2)	3.94%	Fixed	6/2021	213	200
HVF II Series 2018-3(2)	4.29%	Fixed	7/2023	213	200
HVF II Series 2019-1(2)	4.00%	Fixed	3/2022	745	700
HVF II Series 2019-2(2)	3.67%	Fixed	5/2024	799	750
HVF II Series 2019-3(2)	2.91%	Fixed	12/2024	800	800
				6,038	6,620
Donlen U.S. ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(2)	2.56%	Floating	3/2022	450	286
				450	286
HFLF Medium Term Notes
HFLF Series 2016-1(3)	N/A	Both	1/2020-2/2020	—	34
HFLF Series 2017-1(3)	2.54%	Both	4/2020-2/2021	174	229
HFLF Series 2018-1(3)	2.78%	Both	4/2020-4/2022	401	462
HFLF Series 2019-1(3)	2.41%	Both	4/2020-1/2023	613	650
				1,188	1,375

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of March 31, 2020	Fixed or Floating Interest Rate	Maturity	March 31, 2020	December 31, 2019
Vehicle Debt - Other
U.S. Vehicle RCF	3.61%	Floating	6/2021	146	146
European Vehicle Notes(4)	5.07%	Fixed	10/2021-3/2023	808	810
European ABS(2)	1.60%	Floating	11/2021	530	766
Hertz Canadian Securitization(2)	3.10%	Floating	3/2021	214	241
Donlen Canadian Securitization(2)	2.59%	Floating	12/2022	27	24
Australian Securitization(2)	2.11%	Floating	6/2021	147	177
New Zealand RCF	3.82%	Floating	6/2021	45	50
U.K. Financing Facility	2.59%	Floating	4/2020-2/2023	201	247
Other Vehicle Debt	3.78%	Floating	4/2020-11/2024	23	29
				2,141	2,490
Unamortized Debt Issuance Costs and Net (Discount) Premium				(83)	(47)
Total Vehicle Debt				14,438	13,368
Total Debt				$18,754	$17,089

N/A - Not applicable

(1)
References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	March 31, 2020	December 31, 2019
6.250% Senior Notes due October 2022	500	500
5.500% Senior Notes due October 2024	800	800
7.125% Senior Notes due August 2026	500	500
6.000% Senior Notes due January 2028	900	900
	$2,700	$2,700

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

(3)
In the case of the Hertz Fleet Lease Funding LP ("HFLF") Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. The initial maturity date referenced for each series of HFLF Medium Term Notes represents the end of the revolving period for such series, at which time the related notes begin to amortize monthly by an amount equal to the lease collections payable to that series. To the extent the revolving period already has ended, the initial maturity date reflected is April 2020. The second maturity date referenced for each series of HFLF Medium Term Notes represents the date by which Hertz and the investors in the related series expect such series of notes to be repaid in full, which is based upon various assumptions made at the time of pricing of such notes, including the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases. Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date.” The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight-line amortization of the related notes from the initial maturity date through the expected final maturity date.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(4)
References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly-owned subsidiary of Hertz organized under the laws of the Netherlands (“HHN BV”), unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.11 to 1 and 1.12 to 1 as of March 31, 2020 and December 31, 2019, respectively) set forth in the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicle Notes	March 31, 2020	December 31, 2019
4.125% Senior Notes due October 2021	$251	$251
5.500% Senior Notes due March 2023	557	559
	$808	$810

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

As of March 31, 2020, approximately $2.5 billion of vehicle debt and $19 million of non-vehicle debt is due to mature between April 1, 2020 and March 31, 2021. The Company has reviewed its debt facilities and determined that the Company may not be able to repay or refinance these facilities prior to their respective maturities due to the impact from COVID-19, as disclosed in Note 1, "Background."

Vehicle Debt

HVF II U.S. Vehicle Variable Funding Notes

HVF II Series 2013-A Notes: In February 2020, HVF II extended the maturity of the Series 2013-A Notes from March 2021 to March 2022 and increased the commitments thereunder by $750 million. After giving effect to the transactions, the aggregate maximum principal amount of the Series 2013-A Notes was $4.9 billion, where $0.2 billion of commitments have a maturity of March 2021.

HVF II U.S. Vehicle Medium Term Notes

In March 2020, HVF II sold the below notes, which it had acquired at the time of the respective initial offerings and which were previously eliminated in consolidation, to third parties.

(In millions)	Aggregate Principal Amount
HVF II Series 2017-2 Class D Notes	$20
HVF II Series 2018-1 Class D Notes	58
HVF II Series 2018-2 Class D Notes	13
HVF II Series 2018-3 Class D Notes	13
HVF II Series 2019-1 Class D Notes	45
HVF II Series 2019-2 Class D Notes	49
Total	$198

HFLF Variable Funding Notes

HFLF Series 2013-2 Notes: In February 2020, HFLF amended the HFLF Series 2013-2 Notes ("2013-2 Notes") to extend the end of the revolving period from March 2021 to March 2022 and increased the commitments thereunder by $100 million, such that the aggregate maximum borrowings of the 2013-2 Notes increased to $600 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Borrowing Capacity and Availability

Borrowing capacity and availability comes from the Company's "revolving credit facilities," which are a combination of variable funding asset-backed securitization facilities, cash-flow-based revolving credit facilities, asset-based revolving credit facilities, a standalone $400 million letter of credit facility (the "Letter of Credit Facility") and a standalone, unsecured $250 million letter of credit facility ("the Alternative Letter of Credit Facility"). Creditors under each such asset-backed securitization facility and asset-based revolving credit facility have a claim on a specific pool of assets as collateral. The Company's ability to borrow under each such asset-backed securitization facility and asset-based revolving credit facility is a function of, among other things, the value of the assets in the relevant collateral pool. With respect to each such asset-backed securitization facility and asset-based revolving credit facility, the Company refers to the amount of debt it can borrow given a certain pool of assets as the borrowing base.

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

The following facilities were available to the Company as of March 31, 2020 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF	$25	$25
Letter of Credit Facility	5	5
Alternative Letter of Credit Facility	—	—
Total Non-Vehicle Debt	30	30
Vehicle Debt
U.S. Vehicle RCF	—	—
HVF II U.S. Vehicle Variable Funding Notes	151	—
HFLF Variable Funding Notes	50	9
European ABS	695	138
Hertz Canadian Securitization	37	—
Donlen Canadian Securitization	9	—
Australian Securitization	19	—
U.K. Financing Facility	110	—
New Zealand RCF	—	—
Total Vehicle Debt	1,071	147
Total	$1,101	$177

As described in Note 1, "Background”, the HVF II U.S. ABS Program has experienced an amortization event. Consequently, there is no longer any Remaining Capacity or Availability Under Borrowing Base Limitation with respect to the Series 2013-A Notes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Letters of Credit

Alternative Letter of Credit Facility

In January 2020, under the terms of the Alternative Letter of Credit Facility, Hertz increased the commitments thereunder by $100 million.

As of March 31, 2020, there were outstanding standby letters of credit totaling $748 million. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount, $242 million were issued under the Senior RCF, $300 million were issued under the Letter of Credit Facility and $200 million were issued under the Alternative Letter of Credit Facility. As of March 31, 2020, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in International Fleet Financing II ("IFF No. 2"), whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary, therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the Company's unaudited condensed consolidated financial statements. As of March 31, 2020 and December 31, 2019, IFF No. 2 had total assets of $981 million and $1.1 billion, respectively, primarily comprised of loans receivable, and total liabilities of $981 million and $1.1 billion, respectively, primarily comprised of debt.

Covenant Compliance

The financial covenant provides that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility, as of the last day of any fiscal quarter may not exceed a ratio of 3.00 to 1.00 (the "Covenant Leverage Ratio"). As of March 31, 2020, Hertz was in compliance with the Covenant Leverage Ratio.

Note 5—Leases

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In millions)	2020	2019
Operating lease income from vehicle rentals	$1,637	$1,800
Operating lease income from fleet leasing	169	158
Variable operating lease income	33	67
Revenue accounted for under Topic 842	1,839	2,025
Revenue accounted for under Topic 606	84	82
Total revenues	$1,923	$2,107

Note 6—Income Tax (Provision) Benefit

On March 27, 2020, the U.S. federal government passed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act contains many tax provisions including, but not limited to, accelerated alternative minimum tax ("AMT") refunds, payroll tax payment deferrals, employee retention credits, enhanced net operating loss ("NOL") carryback rules and an increase to the interest deduction limitation. The Company has considered the income tax provisions of the CARES Act in the tax benefit calculation for the three months ended March 31, 2020. The Company continues to monitor and analyze the CARES Act along with global legislation issued in response to the COVID-19 pandemic.
Hertz Global

The effective tax rate is 1% for the three months ended March 31, 2020 and 2019.

The Company recorded a tax benefit of $4 million for the three months ended March 31, 2020, compared to $1 million for the three months ended March 31, 2019. The tax provision is higher for the three months ended March 31, 2020 compared to 2019 due to increased losses on the Company's operations, primarily offset by the impact of valuation allowances on net deferred tax assets for Spain, Italy and U.S. states. Additionally, Hertz Global no longer asserts permanent reinvestment of foreign earnings, due to the impact from COVID-19 as disclosed in Note 1, "Background." The Company does not anticipate that the change in its assertion will have a material impact on its cash flows during the next twelve months, between April 1, 2020 and March 31, 2021.

Hertz

The effective tax rate 1% for the three months ended March 31, 2020 and 2019.

The Company recorded a tax benefit of $3 million for the three months ended March 31, 2020, compared to $1 million for the three months ended March 31, 2019. The tax provision is higher for the three months ended March 31, 2020 compared to 2019 due to increased losses on the Company's operations, primarily offset by the impact of valuation allowances on net deferred tax assets for Spain, Italy and U.S. states. Additionally, Hertz no longer asserts permanent reinvestment of foreign earnings, due to the impact from COVID-19 as disclosed in Note 1, "Background." The Company does not anticipate that the change in its assertion will have a material impact on its cash flows during the next twelve months, between April 1, 2020 and March 31, 2021.

Note 7—Earnings (Loss) Per Share - Hertz Global

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

Rights Offering

In June 2019, Hertz Global filed a prospectus supplement to its Registration Statement on Form S-3 declared effective by the SEC on June 12, 2019 for a rights offering to raise gross proceeds of approximately $750 million and providing for the issuance of up to an aggregate of 57,915,055 new shares of Hertz Global common stock (the "Rights Offering"). Upon closing in July 2019, the Rights Offering was fully subscribed resulting in Hertz Global selling 57,915,055 shares of its common stock for gross proceeds of $750 million. Basic weighted-average shares outstanding and weighted-average shares used to calculate diluted earnings (loss) per share for the three months ended March 31, 2019 have been adjusted retrospectively to give effect to the Rights Offering.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Numerator:
Net income (loss) attributable to Hertz Global	$(356)	$(147)
Denominator:
Basic weighted-average shares outstanding (excluding the impact of the Rights Offering)	142	84
Rights Offering adjustment(1)	—	12
Basic weighted-average shares outstanding	142	96
Dilutive stock options, RSUs and PSUs	—	—
Diluted weighted-average shares outstanding	142	96
Antidilutive stock options, RSUs, PSUs and PSAs	2	2
Earnings (loss) per share:
Basic earnings (loss) per share	$(2.50)	$(1.54)
Diluted earnings (loss) per share	$(2.50)	$(1.54)

(1)	Reflects the impact of the Rights Offering subscription period.

Note 8—Fair Value Measurements

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

Investments in equity securities that are measured at fair value on a recurring basis consisted of marketable securities as of December 31, 2019. See Note 3, "Divestitures." for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table summarizes the ending balances of the Company's cash equivalents, restricted cash equivalents and investments:

	March 31, 2020				December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds and time deposits	$706	$—	$—	$706	$531	$—	$—	$531
Marketable securities	—	—	—	—	74	—	—	74

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (i.e., Level 2 inputs).

	As of March 31, 2020		As of December 31, 2019
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value (1)	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt	$4,349	$2,872	$3,755	$3,840
Vehicle Debt	14,521	13,783	13,415	13,529
Total	$18,870	$16,655	$17,170	$17,369

(1)	The decrease in the aggregate fair value of the Company's debt is due to the impact from COVID-19, as disclosed in Note 1, "Background."

Note 9—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of March 31, 2020 and December 31, 2019, the Company's liability recorded for self-insured liabilities is $532 million and $553 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees and former employees and governmental investigations. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party as of March 31, 2020 or the period after March 31, 2020, but before the filing of this Quarterly Report on Form 10‑Q.

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

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings (as defined in the Company's 2019 Form 10-K) and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in certain of its public disclosures in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. The complaint, as amended, was dismissed with prejudice on April 27, 2017 and on September 20, 2018, the Third Circuit affirmed the dismissal of the complaint with prejudice. On February 5, 2019, the plaintiffs filed a motion asking the federal district court to exercise its discretion and allow the plaintiffs to reinstate their claims to include additional allegations from the administrative order agreed to by the SEC and the Company in December 2018, which was supplemented by reference to the Company’s subsequently filed litigation against former executives (discussed below). On September 30, 2019, the federal district court of New Jersey denied the plaintiffs’ motion for relief from the April 27, 2017 judgment and a related motion to allow the filing of a proposed fifth amended complaint. On October 30, 2019, the plaintiffs filed a notice of appeal as to the September 30, 2019 order. The parties have now fully briefed the appeal. Oral argument on the appeal has not yet been scheduled.

The Company has established reserves for matters where the Company believes that losses are probable and can be reasonably estimated. Other than the aggregate reserve established for claims for self-insured liabilities, none of those reserves are material. For matters, including certain of those described above, where the Company has not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. These matters are subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the accompanying consolidated financial condition, results of operations or cash flows in any particular reporting period.

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in federal court in New Jersey against Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court in Florida against Scott Sider on March 28, 2019, all of whom were former executive officers of Old Hertz Holdings. The complaints predominantly allege breach of contract and seek repayment of incentive-based compensation received by the defendants in connection with restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The Company is also seeking recovery for the costs of the SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. The parties are currently involved in motion practice in the New Jersey action and discovery and depositions have commenced in the Florida action. In October 2019, the Company entered into a confidential Settlement Agreement with Elyse Douglas. Pursuant to the agreements governing the separation of Herc Holdings from Hertz Global that occurred on June 30, 2016, Herc Holdings is entitled to 15% of the net proceeds of any repayment or recovery.

Indemnification Obligations

In the ordinary course of business, the Company has executed contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships and financial matters. Specifically, the Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. In addition, Hertz entered into customary indemnification agreements with Hertz Holdings and certain of the Company's stockholders and their affiliates pursuant to which Hertz Holdings and Hertz will indemnify those entities and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of such entities and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. The Company has entered into customary indemnification agreements with each of its directors and certain of its officers. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third-party claim. In connection with the Spin-Off (as defined in the Company's 2019 Form 10-K), the Company executed an agreement with Herc Holdings that contains mutual indemnification clauses and a customary indemnification provision with respect to liability arising out of or resulting from assumed legal matters. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and has accrued for expected losses that are probable and estimable.

Note 10—Related Party Transactions

Agreements with the Icahn Group

In the normal course of business, the Company purchases goods and services and leases property from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack (collectively, the "Icahn Group"). During the three months ended March 31, 2020 and 2019, the Company purchased approximately $17 million and $12 million, respectively, worth of goods and services from these related parties.

Transactions and Agreements between Hertz Holdings and Hertz

In June 2018, Hertz entered into a master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2019 (the "2018 Master Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin.

In June 2019, upon expiration of the 2018 Master Loan, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2020 (the "2019 Master Loan") where amounts outstanding under the 2018 Master Loan were transferred to the 2019 Master Loan. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of March 31, 2020 and December 31, 2019, there was $132 million and $129 million, respectively, outstanding under the 2019 Master Loan representing advances and any accrued but unpaid interest. Additionally, Hertz has a loan due to an affiliate in the amount of $65 million as of March 31, 2020 and December 31, 2019, respectively, which represents a tax-related liability to Hertz Holdings.

The net impact of the above amounts are included in stockholder's equity in the accompanying unaudited condensed consolidated balance sheets of Hertz.

767 Auto Leasing LLC

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with the Icahn Group, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Hertz leases the vehicles purchased by 767 under the 767 Lease Agreement or from third parties, under a mutually developed fleet plan and Hertz manages, services, repairs, sells and maintains those leased vehicles on behalf of 767. Hertz currently rents the leased vehicles to drivers of transportation network companies ("TNC") from rental counters within locations leased or owned by affiliates of 767 ("Icahn Locations"), including locations operated

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

under a master lease agreement with The Pep Boys - Manny, Joe & Jack. The 767 Lease Agreement had an initial term, as extended, of approximately 22 months, and is subject to automatic six month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six month renewal.

767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp. ("AEPC"), an entity affiliated with the Icahn Group. During the three months ended March 31, 2019, AEPC contributed $25 million to 767 along with certain services. There were no cash contributions from AEPC to 767 during the three months ended March 31, 2020, except for certain services.

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

Note 11—Segment Information

The Company’s chief operating decision maker assesses performance and allocates resources based upon the financial information for the Company’s operating segments. The Company aggregates certain of its operating segments into its reportable segments. The Company has identified three reportable segments, which are organized based on the products and services provided by its operating segments and the geographic areas in which its operating segments conduct business, as follows:

•	U.S. Rental Car ("U.S. RAC") - rental of vehicles (cars, crossovers, vans and light trucks), as well as sales of value-added services, in the U.S. and consists of the Company's U.S. operating segment;

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

Effective during the three months ended June 30, 2019, the Company changed its segment measure of profitability for its reportable segments to Adjusted EBITDA, as shown in the Adjusted EBITDA reconciliation tables below. This measure better aligns with the way the Company reviews its overall vehicle rental and leasing business. Prior to the three months ended June 30, 2019, the Company’s segment measure of profitability was Adjusted Pre-tax Income (Loss) which included non-vehicle depreciation and amortization, non-vehicle debt interest, net, and certain other items. For comparability purposes, the Company has adjusted retrospectively the 2019 segment results to reflect the new segment measure of profitability.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following tables provide significant statements of operations and balance sheet information by reportable segment for each of Hertz Global and Hertz, as well as Adjusted EBITDA, the measure used to determine segment profitability.

	Three Months Ended March 31,
(In millions)	2020	2019
Revenues
U.S. Rental Car	$1,381	$1,520
International Rental Car	368	433
All Other Operations	174	154
Total Hertz Global and Hertz	$1,923	$2,107
Depreciation of revenue earning vehicles and lease charges
U.S. Rental Car	$463	$386
International Rental Car	89	97
All Other Operations	125	109
Total Hertz Global and Hertz	$677	$592
Adjusted EBITDA
U.S. Rental Car	$(199)	$7
International Rental Car	(45)	(13)
All Other Operations	24	22
Corporate	(23)	(20)
Total Hertz Global and Hertz	$(243)	$(4)

(In millions)	March 31, 2020	December 31, 2019
Total assets
U.S. Rental Car	$17,833	$16,459
International Rental Car	4,216	4,563
All Other Operations	2,095	2,115
Corporate	1,698	1,490
Total Hertz Global and Hertz(1)	$25,842	$24,627

(1)
The consolidated total assets of Hertz Global and Hertz as of March 31, 2020 and December 31, 2019 include total assets of VIEs of $1.1 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. See "Special Purpose Entities" in Note 4, "Debt," and "767 Auto Leasing LLC" in Note 10, "Related Party Transactions," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below.

Hertz Global

	Three Months Ended March 31,
(In millions)	2020	2019
Adjusted EBITDA:
U.S. Rental Car	$(199)	$7
International Rental Car	(45)	(13)
All Other Operations	24	22
Total reportable segments	(220)	16
Corporate(1)	(23)	(20)
Total Hertz Global	(243)	(4)
Adjustments:
Non-vehicle depreciation and amortization	(53)	(49)
Non-vehicle debt interest, net	(57)	(71)
Vehicle debt-related charges(2)	(9)	(10)
Restructuring and restructuring related charges(3)	(7)	(7)
Information technology and finance transformation costs(4)	(17)	(23)
Other items(5)	25	15
Income (loss) before income taxes	$(361)	$(149)

Hertz

	Three Months Ended March 31,
(In millions)	2020	2019
Adjusted EBITDA:
U.S. Rental Car	$(199)	$7
International Rental Car	(45)	(13)
All Other Operations	24	22
Total reportable segments	(220)	16
Corporate(1)	(23)	(20)
Total Hertz	(243)	(4)
Adjustments:
Non-vehicle depreciation and amortization	(53)	(49)
Non-vehicle debt interest, net	(55)	(69)
Vehicle debt-related charges(2)	(9)	(10)
Restructuring and restructuring related charges(3)	(7)	(7)
Information technology and finance transformation costs(4)	(17)	(23)
Other items(5)	25	15
Income (loss) before income taxes	$(359)	$(147)

(1)	Represents other reconciling items primarily consisting of general corporate expenses, non-vehicle interest expense, as well as other business activities.

(2)	Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

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

(4)
Represents costs associated with the Company’s information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes.

(5)
Represents miscellaneous items, including non-cash stock-based compensation charges, and amounts attributable to noncontrolling interests. In 2020, includes a $20 million gain on the sale of non-vehicle capital assets and $13 million in unrealized gains on derivative financial instruments. In 2019, includes an $11 million gain on marketable securities and an $8 million gain on the sale of non-vehicle capital assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hertz Global Holdings, Inc. (together with its consolidated subsidiaries and variable interest entities, "Hertz Global") is a holding company and its principal, wholly-owned subsidiary is The Hertz Corporation (together with its consolidated subsidiaries and variable interest entities, "Hertz"). Hertz Global consolidates Hertz for financial statement purposes, and Hertz comprises approximately the entire balance of Hertz Global's assets, liabilities and operating cash flows. In addition, Hertz's operating revenues and operating expenses comprise nearly 100% of Hertz Global's revenues and operating expenses. As such, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") that follows herein is for Hertz and also applies to Hertz Global in all material respects, unless noted. Differences between the operations and results of Hertz and Hertz Global are separately disclosed and explained. We sometimes use the words "we," "our," "us" and the "Company" in this MD&A for disclosures that relate to all of Hertz and Hertz Global. Please refer to the defined terms in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q when reviewing the MD&A.

This MD&A should be read in conjunction with the MD&A presented in our 2019 Form 10‑K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

OUR COMPANY

Hertz Holdings was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns Hertz, Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. In addition to vehicle rental, we provide integrated vehicle leasing and fleet management solutions through our Donlen subsidiary. We operate our vehicle rental business globally from company-owned, licensee and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Caribbean, the Middle East and New Zealand.

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Overview of the Impact from COVID-19 on our Business

The recent outbreak of COVID-19 has been declared a pandemic and has spread to multiple global regions. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses around the world. In an effort to halt the outbreak of COVID-19, many governments around the world have placed significant restrictions on travel and many businesses have announced closures and imposed travel restrictions.

There is uncertainty about the magnitude and duration of the negative impact of COVID-19, and the length and scope of travel restrictions and business closures imposed by governments of impacted countries and private businesses. The COVID-19 outbreak has had, and a continuing outbreak will likely have, several important impacts on our business:

Operations:

◦
Reservation bookings are significantly behind where they have historically been for the spring and summer months, our peak season, and we anticipate a material adverse impact on our results of operations on a portion or all of our peak season. This is a result of the decrease in business and leisure travel because of COVID-19, and the duration of this pandemic is unclear.

◦
The pandemic has had a substantial reduction to airline travel and a large portion of our business is generated at airport locations. Consequently, we anticipate a material adverse impact on our results of operations until such travel returns to historical levels.

Fleet:

◦	We expect a material reduction in our commitments to purchase vehicles with approximately a $4.0 billion reduction from original commitments in our U.S. RAC segment during the remainder of 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

◦
We leveraged our ability to accelerate the timing for the return of program vehicles in order to reduce fleet; and in March 2020, we returned approximately 24,000 program vehicles in our U.S. RAC segment compared to 6,000 program vehicles in March of 2019.

◦
The conditions of the vehicle resale market have been very challenging. As of March 31, 2020, we had approximately 85% non-program vehicles in our worldwide fleet. The slowing demand in the used-vehicle market due to current conditions in the economy has negatively impacted vehicle values and the value declines are expected to continue, which could result in a substantial loss on the sale of our non-program vehicles. This may cause us to depreciate these assets at a more accelerated rate than we would have expected and require increased collateral enhancement payments to our ABS lenders.

◦	The downturn in our rental car business has resulted in excess fleet, which we must park in certain overflow parking areas.

Liquidity and Cost Management:

◦
The pandemic has had a material impact on the travel industry and our operations. Although we experienced strong revenue growth in January and February of 2020 as compared to 2019, if the business and leisure travel industry does not recover in the summer of 2020 or we cannot arrange for additional financing or additional waivers and forbearances with respect to our outstanding debt, we may not be able to meet the obligations of our outstanding debt when it becomes due, or successfully refinance it prior to maturity.

◦
To mitigate the impact from the pandemic, we began aggressively managing costs, including the implementation of employee furlough programs affecting approximately 20,000 employees worldwide, actively negotiating to abate or defer our airport rent and concession payments, substantially reducing capital expenditures and eliminating discretionary marketing spend. During the three months ended March 31, 2020, we also borrowed $595 million under our Senior RCF, and in April 2020, we initiated a restructuring program affecting approximately 10,000 employees in our U.S. RAC segment and U.S. corporate operations, the majority of which were previously furloughed.

◦
Although we took aggressive action to eliminate costs, we face significant ongoing monthly expenses, including monthly payments under our Operating Lease, pursuant to which Hertz leases vehicles which we use in our U.S. rental car operations. During April 2020, we engaged in discussions with various creditors to obtain relief from our obligations to make full rent payments under the Operating Lease. While such discussions were ongoing, to preserve liquidity, on April 27, 2020, Hertz did not make certain payments in accordance with the Operating Lease. As a result of the failure to make the full rent payments on April 27th, as of May 5, 2020 an amortization event was in effect for all series of notes issued by HVF II and a liquidation event was in effect with respect to the Series 2013-A Notes issued by HVF II. As a result of the amortization event, and notwithstanding the Forbearance Agreement, proceeds from the sales of vehicles that collateralize the notes issued by HVF II must be applied to the payment of principal and interest under those notes and will not be available to finance new vehicle acquisitions for Hertz. However, in light of the impact of the COVID-19 global pandemic on the travel industry, Hertz believes it will not need to acquire new vehicles for its fleet through the remainder of 2020. Refer to Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 1, "Background" for additional information.

Our Business

Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions, including residual values. Our business requires significant expenditures for vehicles, and as such, we require substantial liquidity to finance such expenditures. See the "Liquidity and Capital Resources" section of this MD&A for further information.

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

•
Selling, general and administrative expense ("SG&A"), which includes advertising and administrative personnel costs, along with costs for information technology and finance transformation programs; and

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

Seasonality

Our vehicle rental operations are a seasonal business, with decreased levels of business in the winter months and heightened activity during the spring and summer months ("our peak season") for the majority of countries where we generate our revenues. To accommodate increased demand, we typically increase our available fleet and staff during the second and third quarters of the year. As business demand declines, vehicle and staffing levels are decreased accordingly. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including utilization initiatives and the use of our information technology systems, to help manage our variable costs. Generally, between 70% and 75% of our annual operating costs represent variable costs, while the remaining costs are fixed or semi-fixed. We also maintain a flexible workforce, with a significant number of part-time and seasonal workers. Certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended March 31, 2020 Operating Overview

The following provides an overview of our business and financial performance and key factors influencing our results:

U.S. RAC

◦	1Q 2020 versus 1Q 2019:

▪	Total revenues decreased $138 million, or 9%

▪	Total RPU decreased 12% and Total RPD increased 2%

▪	Transaction Days decreased 11%

▪	Depreciation of revenue earning vehicles and lease charges increased 20% to $463 million

▪	Depreciation Per Unit Per Month increased 16% to $298

▪	Vehicle Utilization decreased to 67% from 79%

▪	DOE as a percentage of total revenues increased to 70% from 64%

▪	SG&A as a percentage of total revenues was flat at 8%

International RAC

◦	1Q 2020 versus 1Q 2019:

▪	Total revenues decreased $65 million, or 15%, and decreased $53 million, or 13%, excluding the impact of foreign currency exchange at average rates ("fx")

▪	Total RPU decreased 9% and Total RPD was flat

▪	Transaction Days decreased 12%

▪	Depreciation of revenue earning vehicles and lease charges decreased 8% to $89 million, and decreased $5 million, or 6%, excluding fx

▪	Depreciation Per Unit Per Month decreased 2% to $204

▪	Vehicle Utilization decreased to 66% from 74%

▪	DOE as a percentage of total revenues increased to 72% from 66%

▪	SG&A as a percentage of total revenues increased to 13% from 12%

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

Change in Segment Measure of Profitability

Effective during the three months ended June 30, 2019, we changed our segment measure of profitability to Adjusted EBITDA. Prior to the three months ended June 30, 2019, our segment measure of profitability was Adjusted Pre-tax Income (Loss), which included non-vehicle depreciation and amortization, non-vehicle debt interest, net and certain other items. For comparability purposes, we have adjusted retrospectively our 2019 segment result tables in this MD&A to reflect the new segment measure of profitability.

Critical Accounting Estimates

The impacts from COVID-19 could have a material impact to certain critical accounting estimates, and as a result, may have an adverse impact on our future operating results.

Revenue Earning Vehicles

COVID-19 may have a significant impact on the used-vehicle market, resulting in a material deterioration of residual values. This deterioration could impact our current fleet and sales plans resulting in changes to the holding period of our vehicles as well as our ability to dispose of vehicles in the period originally anticipated. Changes in any or all of these variables could cause a material change in our estimates regarding depreciation expense.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recoverability of Goodwill and Intangible Assets

As of March 31, 2020, we tested the recoverability of our goodwill and indefinite-lived intangible assets due to the impact to our business related to COVID-19, our reduction in cash flow projections and declines in the stock price of Hertz Global, noting no material impairments. However, the fair values of a tradename and of goodwill in our International RAC segment were in excess by 12% and 7% of the carrying values of $560 million and $16 million, respectively, and as such, relatively small changes to the weighted average cost of capital assumption or further deterioration in cash flow projections used in the impairment analyses could result in an impairment of these assets in our International RAC segment.

Subsequent to March 31, 2020, the adverse impact from COVID-19 to the overall travel industry and our business has continued. If there is further deterioration in cash flow projections or the weighted average cost of capital assumptions used in our impairment analyses, we may incur impairment charges related to our goodwill and indefinite-lived intangible assets which could be material.

Subrogation Receivables

The impact of COVID-19 could result in a deterioration of the credit worthiness of our customers and third-parties regarding our subrogation receivables, and as a result we could incur material write-offs or a reduction in future collections.

Tax

We may record additional valuation allowances on our deferred tax assets. Further, in some jurisdictions, we may incur additional cash taxes due to changes in fleet acquisitions and dispositions and limitations on utilization of net operating losses.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ In millions)	2020	2019
Total revenues	$1,923	$2,107	(9)%
Direct vehicle and operating expenses	1,241	1,266	(2)
Depreciation of revenue earning vehicles and lease charges	677	592	14
Selling, general and administrative expenses	208	234	(11)
Interest expense, net:
Vehicle	118	112	6
Non-vehicle	55	69	(20)
Interest expense, net	173	181	(5)
Other (income) expense, net	(17)	(19)	(6)
Income (loss) before income taxes	(359)	(147)	144
Income tax (provision) benefit	3	1	NM
Net income (loss)	(356)	(146)	143
Net (income) loss attributable to noncontrolling interests	1	1	(16)
Net income (loss) attributable to Hertz	$(355)	$(145)	145
Adjusted Corporate EBITDA(a)	$(243)	$(4)	NM
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Total revenues decreased $185 million in the first quarter of 2020 compared to 2019 due primarily to the impact from COVID-19 where there was a decrease of $138 million and $65 million in our U.S. RAC and International RAC segments, respectively, partially offset by an increase of $20 million in All Other Operations. U.S. RAC revenues decreased due to lower volume, partially offset by higher pricing. Excluding a $12 million fx impact, revenues for our International RAC segment decreased $53 million. All Other Operations revenues increased due to higher leasing volume.

DOE decreased $25 million in the first quarter of 2020 compared to 2019 due primarily to a decrease of $19 million and $7 million in our International RAC and U.S. RAC segments, respectively. Excluding a $9 million fx impact, DOE in our International RAC segment decreased $10 million. DOE in our U.S. RAC segment decreased $7 million due primarily to lower volume driven by the impact from COVID-19 on total revenues described above.

Depreciation of revenue earning vehicles and lease charges increased $85 million in the first quarter of 2020 compared to 2019 due to an increase of $77 million and $16 million in our U.S. RAC segment and All Other Operations, respectively, partially offset by a decrease of $8 million in our International RAC segment. The increase in our U.S. RAC segment is due primarily to higher average vehicles and the impact on residual values for certain vehicle models, and the increase in All Other Operations is due to higher average vehicles. Excluding a $3 million fx impact, depreciation in our International RAC segment decreased $5 million.

SG&A decreased $25 million in the first quarter of 2020 compared to 2019 primarily due to higher unrealized gains on interest rate derivative financial instruments in All Other Operations in 2020, a decrease in marketing and personnel charges in our U.S. and International RAC segments and lower Information technology and finance transformation costs in our corporate operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle interest expense, net increased $6 million in the first quarter of 2020 compared to 2019 due primarily to an increase in debt levels resulting from higher average fleet and higher vehicle-related receivables primarily in our U.S. RAC segment, partially offset by lower market interest rates.

Non-vehicle interest expense, net decreased $14 million in the first quarter of 2020 compared to 2019 due primarily to lower debt levels in the first quarter of 2020 compared to 2019 and lower market interest rates.

We had other income of $17 million for the first quarter of 2020 compared to $19 million in the first quarter of 2019. Other income in 2020 is primarily comprised of a $20 million gain due to additional cash received from the sale of non-vehicle capital assets, which was completed in the fourth quarter of 2019. Other income in 2019 is primarily comprised of an $11 million gain on marketable securities and an $8 million gain on the sale of non-vehicle capital assets.

The effective tax rate was 1% in the first quarter of 2020 and 2019, and we recorded a tax benefit of $3 million in the first quarter of 2020 compared to $1 million in the first quarter of 2019. The effective income tax rate and related tax provision were driven by increased losses on our operations due to the effect of COVID-19, primarily offset by the impact of valuation allowances on net deferred tax assets.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had $2 million of interest expense, net, for the first quarter of 2020 and 2019 that was incremental to the amounts shown for Hertz. This amount represents interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations, but this amount is eliminated in consolidation for purposes of presenting Hertz Global. For the first quarter of 2020, Hertz Global had $1 million of income tax benefit that was incremental to the amounts shown for Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ In millions, except as noted)	2020	2019
Total revenues	$1,381	$1,520	(9)%
Depreciation of revenue earning vehicles and lease charges	$463	$386	20
Direct vehicle and operating expenses	$969	$976	(1)
Direct vehicle and operating expenses as a percentage of total revenues	70%	64%
Selling, general and administrative expenses	$115	$121	(5)
Selling, general and administrative expenses as a percentage of total revenues	8%	8%
Vehicle interest expense	$86	$77	12
Adjusted EBITDA	$(199)	$7	NM
Transaction Days (in thousands)(b)	31,564	35,582	(11)
Average Vehicles (in whole units)(c)	518,580	501,767	3
Vehicle Utilization(c)	67%	79%
Total RPD (in whole dollars)(d)	$42.74	$41.90	2
Total RPU Per Month (in whole dollars)(e)	$867	$990	(12)
Depreciation Per Unit Per Month (in whole dollars)(f)	$298	$256	16
Percentage of program vehicles as of period end	9%	9%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Total U.S. RAC revenues decreased $138 million in the first quarter of 2020 compared to 2019 due to lower volume, partially offset by higher pricing. The 11% decrease in Transaction Days was primarily driven by the impact from COVID-19 with declines in leisure and most business categories, excluding delivery services where volume and pricing increased year over year. Volume decreased in both our airport and off airport business by 13% and 8%, respectively. Off airport revenues comprised 35% of total revenues for the segment in the first quarter of 2020 as compared to 33% in the first quarter of 2019.

Depreciation of revenue earning vehicles and lease charges for U.S. RAC increased $77 million in the first quarter of 2020 compared to 2019. Depreciation Per Unit Per Month increased to $298 in the first quarter of 2020 compared to $256 in the first quarter of 2019 due primarily to the impact on residual values for certain vehicle models and lower year over year retail sales volume as a result of the COVID-19 shut-down of retail lots.

DOE for U.S. RAC decreased $7 million in the first quarter of 2020 compared to 2019 due primarily to lower volume driven by the impact from COVID-19 on total revenues described above and lower personnel costs due to employee furlough programs in response to COVID-19.

SG&A for U.S. RAC decreased $6 million in the first quarter of 2020 compared to 2019 due primarily to lower marketing charges and lower personnel costs due to employee furlough programs in response to COVID-19.

Vehicle interest expense for U.S. RAC increased $9 million in the first quarter of 2020 compared to 2019 due to an increase in debt levels resulting from higher average fleet and higher vehicle-related receivables due to more program vehicles returned to the manufacturer in 2020, partially offset by lower market interest rates.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International Rental Car

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2020	2019
Total revenues	$368	$433	(15)%
Depreciation of revenue earning vehicles and lease charges	$89	$97	(8)
Direct vehicle and operating expenses	$265	$284	(7)
Direct vehicle and operating expenses as a percentage of total revenues	72%	66%
Selling, general and administrative expenses	$48	$54	(12)
Selling, general and administrative expenses as a percentage of total revenues	13%	12%
Vehicle interest expense	$21	$23	(7)
Adjusted EBITDA	$(45)	$(13)	NM
Transaction Days (in thousands)(b)	8,863	10,127	(12)
Average Vehicles (in whole units)(c)	147,987	152,747	(3)
Vehicle Utilization(c)	66%	74%
Total RPD (in whole dollars)(d)	$42.35	$42.25	—
Total RPU Per Month (in whole dollars)(e)	$846	$934	(9)
Depreciation Per Unit Per Month (in whole dollars)(f)	$204	$209	(2)
Percentage of program vehicles as of period end	37%	39%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Total revenues for International RAC decreased $65 million in the first quarter of 2020 compared to 2019. Excluding a $12 million fx impact, revenues decreased $53 million due primarily to lower volume across all business categories driven by the impact of COVID-19.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $8 million in the first quarter of 2020 compared to 2019. Excluding a $3 million fx impact, depreciation decreased $5 million, or 6%. Depreciation Per Unit Per Month for International RAC decreased to $204 for the first quarter of 2020 compared to $209 to 2019.

DOE for International RAC decreased $19 million in the first quarter of 2020 compared to 2019. Excluding a $9 million fx impact, DOE decreased $10 million due primarily to lower volume driven by the impact from COVID-19 on total revenues described above and lower personnel costs, partially offset by an increase in public liability and property damage expense.

SG&A for International RAC decreased $6 million in the first quarter of 2020 compared to 2019. Excluding a $3 million fx impact, SG&A decreased $10 million due in part to lower marketing and personnel costs.

Vehicle interest expense for International RAC decreased $2 million in the first quarter of 2020 compared to 2019.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

All Other Operations

The All Other Operations segment is primarily comprised of our Donlen business and, as such, our discussion is limited to Donlen.

Results of operations for this segment are as follows:

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2020	2019
Total revenues	$174	$154	13%
Depreciation of revenue earning vehicles and lease charges	$125	$109	15
Direct vehicle and operating expenses	$7	$6	7
Selling, general and administrative expenses	$(4)	$7	NM
Vehicle interest expense	$11	$12	(11)
Adjusted EBITDA	$24	$22	14
Average Vehicles - Donlen	201,364	192,799	4
NM - Not meaningful

Donlen had favorable results in the first quarter of 2020 as compared to 2019. Revenue, depreciation of revenue earning vehicles and lease charges and average vehicles increased in the first quarter of 2020 as compared to 2019 due to higher leasing volume. The decrease in SG&A in the first quarter of 2020 as compared to 2019 is due to higher unrealized gains on interest rate derivative financial instruments.

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

Hertz

	Three Months Ended March 31,
(In millions)	2020	2019
Net income (loss) attributable to Hertz	$(355)	$(145)
Adjustments:
Income tax provision (benefit)	(3)	(1)
Non-vehicle depreciation and amortization	53	49
Non-vehicle debt interest, net	55	69
Vehicle debt-related charges(1)	9	10
Restructuring and restructuring related charges(2)	7	7
Information technology and finance transformation costs(3)	17	23
Other items(4)	(26)	(16)
Adjusted Corporate EBITDA	$(243)	$(4)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz Global

	Three Months Ended March 31,
(In millions)	2020	2019
Net income (loss) attributable to Hertz Global	$(356)	$(147)
Adjustments:
Income tax provision (benefit)	(4)	(1)
Non-vehicle depreciation and amortization	53	49
Non-vehicle debt interest, net	57	71
Vehicle debt-related charges(1)	9	10
Restructuring and restructuring related charges(2)	7	7
Information technology and finance transformation costs(3)	17	23
Other items(4)	(26)	(16)
Adjusted Corporate EBITDA	$(243)	$(4)

(1)	Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.

(2)
Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives.

(3)	Represents costs associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize our systems and processes.

(4)
Represents miscellaneous items, including non-cash stock-based compensation charges. In 2020, includes a $20 million gain on the sale of non-vehicle capital assets and $13 million in unrealized gains on derivative financial instruments. In 2019, includes an $11 million gain on marketable securities and an $8 million gain on the sale of non-vehicle capital assets.

(b)
Transaction Days represent the total number of 24-hour periods, with any partial period counted as one Transaction Day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one Transaction Day in a 24-hour period.

(c)
Average Vehicles are determined using a simple average of the number of vehicles at the beginning and end of a given period. Among other things, Average Vehicles is used to calculate our Vehicle Utilization which represents the portion of our vehicles that are being utilized to generate revenues. Vehicle Utilization is calculated by dividing total Transaction Days by Available Car Days. The calculation of Vehicle Utilization is shown in the table below:

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
	2020	2019	2020	2019
Transaction Days (in thousands)	31,564	35,582	8,863	10,127
Average Vehicles (in whole units)	518,580	501,767	147,987	152,747
Number of days in period (in whole units)	91	90	91	90
Available Car Days (in thousands)	47,191	45,159	13,467	13,747
Vehicle Utilization	67%	79%	66%	74%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2020	2019	2020	2019
Total revenues	$1,381	$1,520	$368	$433
Ancillary retail vehicle sales revenues	(32)	(29)	—	—
Foreign currency adjustment(1)	—	—	7	(5)
Total Rental Revenues	$1,349	$1,491	$375	$428
Transaction Days (in thousands)	31,564	35,582	8,863	10,127
Total RPD (in whole dollars)	$42.74	$41.90	$42.35	$42.25

(1)	Based on December 31, 2019 foreign currency exchange rates for all periods presented.

(e)
Total RPU Per Month is calculated as Total Rental Revenues divided by the Average Vehicles in each period and then divided by the number of months in the period reported. The calculation of Total RPU Per Month is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2020	2019	2020	2019
Total Rental Revenues	$1,349	$1,491	$375	$428
Average Vehicles (in whole units)	518,580	501,767	147,987	152,747
Total revenue per unit (in whole dollars)	$2,601	$2,971	$2,534	$2,802
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$867	$990	$846	$934

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

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2020	2019	2020	2019
Depreciation of revenue earning vehicles and lease charges	$463	$386	$89	$97
Foreign currency adjustment(1)	—	—	2	(1)
Adjusted depreciation of revenue earning vehicles and lease charges	$463	$386	$91	$96
Average Vehicles (in whole units)	518,580	501,767	147,987	152,747
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$893	$769	$615	$628
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$298	$256	$204	$209

(1)	Based on December 31, 2019 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by financing arrangements maintained by us in the U.S. and internationally.

As of March 31, 2020, we had approximately $1.0 billion of unrestricted cash and cash equivalents and $392 million of restricted cash and cash equivalents. Of these amounts, approximately $172 million of unrestricted cash and cash equivalents and $110 million of restricted cash and cash equivalents was held by our subsidiaries outside of the U.S. As a result of the impact of COVID-19 discussed above, we changed our indefinite investment assertion with respect to our non-U.S. earnings, and if not in the form of loan repayments or subject to favorable tax treaties, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional taxes.

Liquidity Considerations Related to COVID-19
As noted above, the recent outbreak of COVID-19 has spread across the globe, resulting in a global economic slowdown and disruptions of travel and other industries, all of which are negatively impacting our industry. In addition, COVID-19 has resulted in our employees, contractors, suppliers, customers and other business partners being prevented from conducting normal business activities for an indefinite period of time. This has been caused largely by shutdowns that have been requested or mandated by governmental authorities.

As a result, we have been adjusting fleet levels, including negotiating with suppliers to reduce fleet commitments. In addition, we have been aggressively managing costs, including the implementation of employee furlough programs affecting approximately 20,000 employees worldwide, substantially reducing capital expenditures and eliminating discretionary marketing spend. During the three months ended March 31, 2020, we borrowed $595 million under our Senior RCF to ensure access to our committed liquidity under the Senior RCF, and in April 2020, we initiated a restructuring program affecting approximately 10,000 employees, the majority of which were previously furloughed.

During April 2020, we engaged in discussions with various creditors to obtain relief from our obligations to make full rent payments under the Operating Lease, pursuant to which Hertz leases vehicles used in its U.S. rental car operations. While such discussions were ongoing, to preserve liquidity, on April 27, 2020, Hertz did not make certain payments in accordance with its Operating Lease. As a result of the failure to make the full rent payments on April 27th, as of May 5, 2020 an amortization event was in effect for all series of notes issued by HVF II and a liquidation event was in effect with respect to the Series 2013-A Notes issued by HVF II. As a result of the amortization event, and notwithstanding the forbearance agreement described below, proceeds from the sales of vehicles that collateralize the notes issued by HVF II must be applied to the payment of principal and interest under those notes and will not be available to finance new vehicle acquisitions for Hertz. However, in light of the impact of the COVID-19 global pandemic on the travel industry, Hertz believes it will not need to acquire new vehicles for its fleet through the remainder of 2020.

On May 4, 2020, prior to the occurrence of the liquidation event with respect to the Series 2013-A Notes, we entered into forbearance and waivers with certain holders of our asset-backed vehicle debt. The forbearance and waivers provide Hertz with additional time through May 22, 2020 to engage in discussions with its key stakeholders with the goal to develop a financing strategy and structure that better reflects the economic impact of the COVID-19 global pandemic and Hertz’s ongoing operating and financing requirements. As rating agencies have downgraded our corporate debt ratings, our ability to respond to operating cash flow requirements has been severely restricted.

We believe that, if we cannot arrange for additional sources of financing and if there is not a significant recovery in the economic conditions in our major markets, then cash and cash equivalents generated by our operations, together with amounts available under various liquidity facilities and refinancing options currently available to us in the capital markets, will not be sufficient to fund operating requirements for the next twelve months.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz

As of March 31, 2020 and December 31, 2019, Hertz had unrestricted cash and cash equivalents and restricted cash and cash equivalents of approximately $1.4 billion. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2020	2019	$ Change
Cash provided by (used in):
Operating activities	$450	$516	$(66)
Investing activities	(2,097)	(1,855)	(242)
Financing activities	1,700	937	763
Effect of exchange rate changes	(4)	(2)	(2)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$49	$(404)	$453

During the first quarter of 2020, cash flows from operating activities, adjusted for non-cash, non-operating items and the net impact from operating leases, increased by $14 million period over period due to a decrease in non-vehicle receivables primarily resulting from the COVID-19 impact to revenues discussed above, partially offset by a decrease in non-vehicle accounts payable and accrued liabilities due in part to timing.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. There was a $242 million increase in the use of cash for investing activities period over period. Net cash outflows for revenue earning vehicles increased $314 million primarily due to an increase in prepaid vehicle costs in our U.S. RAC segment.

Net financing cash inflows were $1.7 billion in the first quarter of 2020 compared to $937 million in the first quarter of 2019 primarily due to $595 million in borrowings on the Senior RCF in the first quarter of 2020.

Cash Flows - Hertz Global

As of March 31, 2020 and December 31, 2019, Hertz Global had cash, cash equivalents, restricted cash and restricted cash equivalents of $1.4 billion. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2020	2019	$ Change
Cash provided by (used in):
Operating activities	$449	$514	$(65)
Investing activities	(2,097)	(1,855)	(242)
Financing activities	1,701	939	762
Effect of exchange rate changes	(4)	(2)	(2)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$49	$(404)	$453

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those discussed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global.

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

We are highly leveraged, and a substantial portion of our liquidity requirements arise from servicing our indebtedness, funding our operations, including purchases of revenue earning vehicles, and funding non-vehicle capital expenditures. Our practice is to maintain sufficient liquidity through cash from operations, credit facilities and other financing arrangements, to mitigate any adverse effect on operations resulting from adverse financial market conditions. For a discussion of additional risks associated with COVID-19, see Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q.

Refer to Part I, Item 1, Note 4, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of March 31, 2020. Cash paid for interest during the first quarter of 2020 was $26 million for interest on non-vehicle debt and $103 million for interest on vehicle debt. Cash paid for interest during the first quarter of 2019 was $29 million for interest on non-vehicle debt and $87 million for interest on vehicle debt.

Our corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	3/31/2020	12/31/2019
Cash and cash equivalents	$1,017	$865
Availability under the Senior RCF	25	526
Corporate liquidity	$1,042	$1,391

Approximately $2.5 billion of vehicle debt and $19 million of non-vehicle debt will mature during the twelve months following the issuance of this Report and we will need to refinance a portion of these obligations. We have reviewed our maturing debt obligations and determined that we may not be able to repay or refinance these facilities prior to their respective maturities, due to the impact from COVID-19 on our business.

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

As of March 31, 2020, Hertz was in compliance with the Covenant Leverage Ratio with a ratio of 0.58 to 1.00, as calculated in accordance with the Senior Credit Agreement. Consolidated EBITDA is a component of the calculation of the Covenant Leverage Ratio and is a non-GAAP financial measure that is not a measure of operating results, but instead is a measure used to determine compliance with the Covenant Leverage Ratio under the Senior Credit Agreement. Consolidated EBITDA is generally defined in the Senior Credit Agreement as consolidated net income plus the sum of income taxes, non-vehicle interest expense, non-vehicle depreciation and amortization expense, and non-cash charges or losses, as further adjusted for certain other items permitted in calculating covenant compliance under the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility, including add-backs for non-recurring, unusual or extraordinary charges, business optimization expenses or other restructuring charges or reserves.

Summarized Financial Information - Hertz

The following tables present the summarized financial information as combined for The Hertz Corporation, ("Parent”), and the Parent's subsidiaries that guarantee the Senior Notes issued by the Parent ("Guarantor Subsidiaries"). The Guarantor Subsidiaries are 100% owned by the Parent and all guarantees are full and unconditional and joint and several. Additionally, substantially all of the assets of the Guarantor Subsidiaries are pledged under the Senior Facilities and Senior Second Priority Secured Notes and consequently, will not be available to satisfy the claims of Hertz general creditors.

During the first quarter of 2020, we early adopted Rule 13-01 of the SEC's Regulation S-X which simplifies the existing disclosure requirements for the Guarantor Subsidiaries and allows for the simplified disclosure to be included within Part 1, Item II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." In lieu of providing separate unaudited financial statements for the Guarantor Subsidiaries, Hertz has included the accompanying summarized financial information based on Rule 13-01 of the SEC's Regulation S-X. Management of Hertz does not believe that separate financial statements of the Guarantor Subsidiaries are material to Hertz's investors; therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

(In millions)	March 31, 2020	December 31, 2019
Due from affiliates	$3,627	$3,562
Total assets	26,072	25,964
Due to affiliates	8,175	8,188
Total liabilities	17,405	16,982

(In millions)	Three Months Ended March 31,
2020
Total revenues	$1,313
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries(1)	(1,522)
Net income (loss)	(309)
Net income (loss) attributable to Hertz	(309)

(1)	Includes $1.6 billion of intercompany vehicle lease charges from non-guarantor subsidiaries.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2020
First Quarter	$(4,346)	$2,212	$(2,134)
2019
First Quarter	$(3,973)	$2,153	$(1,820)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2020	2019	$ Change	% Change
U.S. Rental Car	$(2,051)	$(1,696)	$(355)	21%
International Rental Car	79	58	21	36
All Other Operations	(162)	(182)	20	(11)
Total	$(2,134)	$(1,820)	$(314)	17

As disclosed in Item 2, "Contractual Obligations," we anticipate a material reduction in our commitments to purchase vehicles in our U.S. RAC segment during the remainder of 2020.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2020
First Quarter	$(59)	$23	$(36)
2019
First Quarter	$(54)	$19	$(35)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2020	2019	$ Change	% Change
U.S. Rental Car	$(4)	$(9)	$5	(56)%
International Rental Car	(6)	(4)	(2)	50
All Other Operations	(1)	(1)	—	—
Corporate	(25)	(21)	(4)	19
Total	$(36)	$(35)	$(1)	3

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS

As of March 31, 2020, there have been no material changes, with the exception of fleet commitments, outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2019 Form 10‑K. In light of the uncertainty surrounding the impact of COVID-19 discussed above, we have been negotiating with suppliers to reduce commitments. We expect a material reduction in our commitments to purchase vehicles with approximately a $4.0 billion reduction from original commitments in our U.S. RAC segment during the remainder of 2020. Additionally, on May 4, 2020, we entered into forbearance and limited waivers with certain of our corporate lenders and holders of our asset-backed vehicle debt. The forbearance and waivers provide Hertz with additional time through May 22, 2020 to engage in discussions with key stakeholders, which may result in changes to the terms of our financings.

Changes to our aggregate indebtedness, including related interest and terms for new issuances, are described in Part I, Item 1, Note 4, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

There have been no significant changes to our indemnification obligations as compared to those disclosed in Note 14, "Contingencies and Off-Balance Sheet Commitments" of the Notes to our consolidated financial statements included in our 2019 Form 10‑K under the caption Item 8, "Financial Statements and Supplementary Data."

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Report on Form 10-Q include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under "Item 1A—Risk Factors" included in our 2019 Form 10‑K and this Report on Form 10-Q and the following, which were derived in part from the risks set forth in "Item 1A—Risk Factors" of our 2019 Form 10‑K and this Report on Form 10-Q:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	levels of travel demand, particularly with respect to business and leisure travel in the United States and in global markets;

•	the length and severity of the COVID-19 pandemic and the impact on our vehicle rental business as a result of travel restrictions and business closures or disruptions;

•	the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies and economic factors;

•	general economic uncertainty and the pace of economic recovery, including in key global markets, when the COVID-19 pandemic subsides;

•	our ability to successfully restructure our substantial indebtedness, obtain further waivers or forbearance or raise additional capital;

•	the recoverability of our goodwill and indefinite-lived intangible assets when performing impairment analysis;

•	our ability to dispose of vehicles in the used-vehicle market, use the proceeds of such sales to acquire new vehicles and to reduce exposure to residual risk;

•	actions creditors may take with respect to the vehicles used in the rental car operations;

•	significant changes in the competitive environment and the effect of competition in our markets on rental volume and pricing, including on our pricing policies or use of incentives;

•	occurrences that disrupt rental activity during our peak periods;

•	our ability to accurately estimate future levels of rental activity and adjust the number and mix of vehicles used in our rental operations accordingly;

•	increased vehicle costs due to declining value of our non-program vehicles;

•	our ability to maintain sufficient liquidity and the availability to us of additional or continued sources of financing for our revenue earning vehicles and to refinance our existing indebtedness;

•
risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, the fact that substantially all of our consolidated assets secure certain of our outstanding indebtedness and increases in interest rates or in our borrowing margins;

•
our ability to meet the financial and other covenants contained in our senior credit facilities and letter of credit facilities, our outstanding unsecured senior notes, our outstanding senior second priority secured notes and certain asset-backed and asset-based arrangements;

•	our ability to access financial markets, including the financing of our vehicle fleet through the issuance of asset-backed securities;

•	fluctuations in interest rates, foreign currency exchange rates and commodity prices;

•	our ability to sustain operations during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease);

•	our ability to prevent the misuse or theft of information we possess, including as a result of cyber security breaches and other security threats;

•	our ability to adequately respond to changes in technology, customer demands and market competition;

•	our ability to purchase adequate supplies of competitively priced vehicles and risks relating to increases in the cost of the vehicles we purchase;

•	our recognition of previously deferred tax gains on the disposition of revenue earning vehicles;

•	financial instability of the manufacturers of our vehicles, which could impact their ability to fulfill obligations under repurchase or guaranteed depreciation programs;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	an increase in our vehicle costs or disruption to our rental activity, particularly during our peak periods, due to safety recalls by the manufacturers of our vehicles;

•	our ability to execute a business continuity plan;

•	our access to third-party distribution channels and related prices, commission structures and transaction volumes;

•	our ability to retain customer loyalty and market share;

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
You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As a result of our declining credit profile from the COVID-19 impact disclosed in Note 1, "Background," we may no longer be able to enter into derivative financial instruments or renew existing derivative financial instruments in order to mitigate market risks arising from the effects of changes in interest rates (including credit spreads) and foreign currency exchange rates.

Except for the effects described above and the impact from COVID-19 on the global economy, there have been no other material changes to the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included in our 2019 Form 10‑K.

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Part I, Item 1, Note 9, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

ITEM 1A.RISK FACTORS

The effects of the COVID-19 outbreak have been and continue to be disruptive to our vehicle rental business and will likely continue to adversely affect our business, results of operations and financial condition.

The global COVID-19 pandemic continues to rapidly evolve and we cannot anticipate with any certainty the length or severity of the effects of COVID-19. The extent to which COVID-19 continues to adversely impact our business will depend on future developments that are highly uncertain, such as the following: the ultimate severity of the disease; the duration of the outbreak or future outbreaks; travel restrictions imposed by governments or businesses in the markets in which we operate; the duration and scope of business closures or business disruptions; changes in customer travel preferences and demand; the impact of increasing unemployment on discretionary spending; the length of time it takes for rental pricing and volume and normal economic conditions to return; technology disruptions; our relationships with vehicle manufacturers; our liquidity position; the development of effective vaccines or treatments; and the effectiveness of actions taken to contain the disease and future outbreaks. The impacts of COVID-19 could include those areas described below:

•
Changes in our revenues, profitability and customer demand: Our revenues and profitability have been negatively impacted during the first and second quarters of 2020 and we expect this to continue for the remainder of the 2020 fiscal year. We have experienced a high level of rental cancellations and a significant decline in forward bookings due to the decreased customer demand and other economic factors. Historically, we have generated a majority of our rental revenues from on-airport locations, which makes our rental car business sensitive to any decreases in air travel. Although we believe that renting a vehicle will continue to be a safe alternative and we have implemented certain procedures to mitigate the impact of COVID-19, we cannot predict when or if customer demand will return to levels before the COVID-19 pandemic.

•
Changes to our liquidity: We incur ongoing costs, which we cannot reduce in line with the significant reduction in revenues we have experienced from the COVID-19 outbreak. Such costs include our monthly fleet rental costs under our Operating Lease, facility rentals and concessions, debt service and labor costs. These costs require significant liquidity generated by operations or access to additional financing. If COVID-19 continues to have a significant negative impact on our cash flow from operations and we cannot access the capital markets, we may not be able to generate sufficient liquidity to cover our costs.

•
Our peak season: The second and third quarters of the year have historically been the strongest quarters for our vehicle rental business due to increased levels of leisure travel. COVID-19 has disrupted our business in the second quarter and we expect that it will continue to disrupt our business in the third quarter. We expect these disruptions during our peak season to have material adverse effects on our results of operations, financial condition, liquidity and cash flows.

•
Our fleet: In response to reduced demand due to COVID-19, we began adjusting fleet levels, leveraging our multiple used-vehicle channels, and negotiating with suppliers to reduce fleet commitments in the first quarter of 2020. However, we have not yet reduced our fleet size, and the related cost base, in line with our reduced operating results and we may not be able to do so if the challenging conditions in the vehicle resale market continue. As the downturn in our rental car business has resulted in excess fleet, we must store our vehicles in certain overflow parking areas which subjects our vehicles to possible loss due to peril and theft. We may also experience a decline in vehicle values which could increase the monthly payments under the Operating Lease.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)

•
Our workforce: The COVID-19 pandemic has caused us to furlough approximately 20,000 employees worldwide and we have terminated approximately 10,000 employees in our U.S. RAC segment and U.S. corporate operations, the majority of which were previously furloughed, in an effort to reduce our operating costs. This reduction in our operating costs related to our employees could create risks, including but not limited to, our ability to manage the size of our workforce given uncertain future economic conditions and the ability to operate locations in affected jurisdictions. Additionally, we may incur additional costs as a result of workforce reductions or suffer from employee morale issues. We may also be unable to timely respond to a business recovery due to reductions in our workforce already enacted.

We do not expect our business to improve until customer demand begins to increase and the global economy begins to improve. To the extent that the COVID-19 outbreak continues to adversely affect our business, financial performance, liquidity and cash flows, it may also have the effect of heightening many of the other risks identified in this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our 2019 Form 10-K.

If our business does not recover quickly and we are unable to successfully restructure our substantial indebtedness, obtain further waivers or forbearance or raise additional capital, there is substantial doubt that we will be able to continue as a going concern.

As a result of the adverse impact from COVID-19 and the uncertainty about the timing and strength of recovery in our markets, Hertz did not make certain payments in accordance with the Operating Lease, pursuant to which Hertz leases vehicles used in its U.S. rental car operations. As a result of the failure to make the full rent payments on April 27th, as of May 5, 2020 an amortization event was in effect for all series of notes issued by HVF II and a liquidation event was in effect with respect to the Series 2013-A Notes issued by HVF II. As a result of the amortization event, and notwithstanding the forbearance agreement described below, proceeds of the sales of vehicles that collateralize the notes issued by HVF II must be applied to the payment of principal and interest under those notes and will not be available to finance new vehicle acquisitions for Hertz. A liquidation event means that, unless the affected noteholders otherwise agree, the affected noteholders can direct the liquidation of vehicles serving as collateral for their notes.

On May 4, 2020, prior to the occurrence of the liquidation event with respect to the Series 2013-A Notes, Hertz, HVF, HVF II and DTG Operations, Inc. entered into the Forbearance Agreement with the VFN Noteholders. Pursuant to the Forbearance Agreement that is effective against all VFN Noteholders, the VFN Noteholders agreed to forbear from exercising their liquidation remedy. The agreement with the VFN Noteholders is set to expire on May 22, 2020 or, if sooner, the date on which Hertz fails to comply with certain agreements contained in the Forbearance Agreement or any other amortization event occurs under HVF II's financing documents. Concurrently with entering into the Forbearance Agreement, on May 4, 2020, Hertz entered into the Waiver Agreements with certain of the Lenders under its (i) Senior RCF/senior term loan facility, (ii) letter of credit facility, (iii) alternative letter of credit facility and (iv) U.S. Vehicle RCF (collectively, the “Facilities”). Pursuant to the Waiver Agreements, the Lenders agreed to waive any default or event of default that could have resulted from the above referenced missed payment under the Operating Lease, waive certain defaults or events of default and extend the grace period to cure a default with respect to Hertz’s obligation to reimburse drawings that occur under certain letters of credit during the waiver period. The Waiver Agreements are effective across the Facilities and are set to expire on May 22, 2020 or, if sooner, the date on which Hertz fails to comply with certain agreements contained in the Waiver Agreements, which include certain limitations on the Company’s ability to incur corporate indebtedness and to make certain restricted payments, investments and prepayments of indebtedness during the waiver period and a requirement to deliver certain financial information to the Lenders during the waiver period. If additional relief cannot be negotiated, it is possible that the VFN Noteholders could seek to exercise liquidation remedies and that other liquidation events could occur providing a similar right to other holders of notes issued by HVF II.

Hertz is in discussions with key stakeholders and advisors to develop a financing strategy and structure that better reflects the economic impact of the COVID-19 global pandemic and Hertz’s ongoing operating and financing requirements. However, there can be no assurances that Hertz will be able to successfully restructure its substantial indebtedness or negotiate any further forbearance or waivers extending relief past May 22, 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)

If our business does not recover and we cannot reach agreement for further waivers and forbearances, or a restructuring of our indebtedness, we may not be able to meet our obligations under our debt facilities and may not have sufficient cash flows from operations or liquidity to sustain our operations. In such circumstances, we may not be able to continue as a going concern.

An impairment of our goodwill and other indefinite-lived intangible assets could have a material impact to our results of operations.

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event, we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using level 3 inputs under the GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including projected revenues, royalty rates and discount rates. A significant decline in either projected revenues, projected cash flows or the weighted average cost of capital used to determine fair value could result in a material impairment charge.

We are dependent on a functioning used-vehicle market and highly exposed to risk in the event that vehicle prices decline, which may both be exacerbated by COVID-19

We typically dispose of a significant number of vehicles in the used-vehicle market, including at wholesale automotive auctions, through sales to vehicle dealers and directly to consumers. The COVID-19 crisis has effectively closed many of the automotive auctions and vehicle dealerships across the globe, as well as retail locations that we operate directly. Additionally, unprecedented increases in unemployment rates may severely impact vehicle demand from consumers and increase the number of loan and lease defaults, leading to repossessions which are typically sold by lenders in the wholesale market. Further, car manufacturers may increase incentives to stimulate new vehicle sales, which may depress used-vehicle values. In the event of a sustained revenue decline, our competitors may be attempting to sell vehicles. This confluence of events may lead to sharp and sustained declines in vehicle values, which may require increased compliance payments pursuant to our HVF II U.S. ABS Program. The foregoing factors could have a material adverse impact on our business, financial position and results of operations.

We have experienced an amortization event under our vehicle debt financing instruments.

As a result of the amortization event and notwithstanding the Forbearance Agreement, proceeds of the sales of vehicles that collateralize the HVF II U.S. ABS Program and the medium term notes must be applied to the payment of principal and interest under the HVF II U.S. ABS Program and will not be available to finance new vehicle acquisitions. As long as the Forbearance Agreement is in effect, we have access to our existing vehicle fleet to support our day-to-day operations, but we cannot use any cash in the HVF II U.S. ABS Program to purchase new vehicles for our fleet. Although we anticipate that, because of the COVID-19 pandemic, we will not need to acquire additional fleet through the remainder of 2020, if our business recovers, we will ultimately need to finance new vehicle acquisitions, but we may not be able to utilize the HVF II U.S. ABS Program for that purpose.

Other than the items listed above, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” of our Form 10‑K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

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

Date:	May 11, 2020	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ JAMERE JACKSON
Jamere Jackson Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description
10.1	Hertz Holdings Hertz	2020 Form of Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (3-Year Pro Rata Vesting)*
10.2	Hertz Holdings Hertz	2020 Form of Performance Stock Unit Agreement under the 2016 Omnibus Incentive Plan*^
22	Hertz	List of Guarantor Subsidiaries*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Hertz Holdings Hertz	XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________________________________________________________________________

^The schedule to this Exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of the omitted schedule to the Securities and Exchange Commission on a supplemental basis upon its request
*Filed herewith
**Furnished herewith
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