Form 10-Q
period 2020-06-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2020-08-10
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HERTZ GLOBAL HOLDINGS, INC.
THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-37665			61-1770902
Delaware	001-07541			13-1938568
(State or other jurisdiction of incorporation or organization)	(Commission File Number)			(I.R.S. Employer Identification No.)

8501 Williams Road
	Estero,	Florida	33928
	239	301-7000
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
Hertz Global Holdings, Inc. Yes ☐ No ☒
The Hertz Corporation Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	August 3, 2020
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	156,206,478
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,366	$865
Restricted cash and cash equivalents:
Vehicle	649	466
Non-vehicle	296	29
Total restricted cash and cash equivalents	945	495
Total cash, cash equivalents, restricted cash and restricted cash equivalents	2,311	1,360
Receivables:
Vehicle	819	791
Non-vehicle, net of allowance of $44 and $35, respectively	747	1,049
Total receivables, net	1,566	1,840
Prepaid expenses and other assets	563	689
Revenue earning vehicles:
Vehicles	15,340	17,085
Less: accumulated depreciation	(3,275)	(3,296)
Total revenue earning vehicles, net	12,065	13,789
Property and equipment, net	724	757
Operating lease right-of-use assets	1,719	1,871
Intangible assets, net	3,088	3,238
Goodwill	1,080	1,083
Total assets(a)	$23,116	$24,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$103	$289
Non-vehicle	413	654
Total accounts payable	516	943
Accrued liabilities	836	1,032
Accrued taxes, net	97	150
Debt:
Vehicle	12,924	13,368
Non-vehicle	58	3,721
Total debt	12,982	17,089
Operating lease liabilities	1,690	1,848
Self-insured liabilities	495	553
Deferred income taxes, net	915	1,124
Total liabilities not subject to compromise	17,531	22,739
Liabilities subject to compromise	4,912	—
Total liabilities(a)	22,443	22,739
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 158,235,410 and 144,153,444 shares issued, respectively and 156,206,478 and 142,124,512 shares outstanding, respectively	2	1
Additional paid-in capital	3,048	3,024
Accumulated deficit	(2,170)	(967)
Accumulated other comprehensive income (loss)	(221)	(189)
Treasury stock, at cost, 2,028,932 and 2,028,932 shares, respectively	(100)	(100)
Stockholders' equity attributable to Hertz Global	559	1,769
Noncontrolling interests	114	119
Total stockholders' equity	673	1,888
Total liabilities and stockholders' equity	$23,116	$24,627
(a)Hertz Global Holdings, Inc.'s consolidated total assets as of June 30, 2020 and December 31, 2019 include total assets of variable interest entities (“VIEs”) of $986 million and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of June 30, 2020 and December 31, 2019 include total liabilities of VIEs of $873 million and $1.1 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Special Purpose Entities" in Note 5, "Debt," and "767 Auto Leasing LLC" in Note 13, "Related Party Transactions," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Worldwide vehicle rental	$668	$2,344	$2,417	$4,297
All other operations	164	167	338	321
Total revenues	832	2,511	2,755	4,618
Expenses:
Direct vehicle and operating	704	1,388	1,945	2,655
Depreciation of revenue earning vehicles and lease charges	610	634	1,286	1,226
Selling, general and administrative	168	258	377	490
Interest expense, net:
Vehicle	132	127	250	238
Non-vehicle (excludes $22 million contractual interest)	44	72	101	144
Total interest expense, net	176	199	351	382
Technology-related intangible and other asset impairments	193	—	193	—
Other (income) expense, net	2	(12)	(15)	(31)
Reorganization items, net	23	—	23	—
Total expenses	1,876	2,467	4,160	4,722
Income (loss) before income taxes	(1,044)	44	(1,405)	(104)
Income tax (provision) benefit	192	(4)	196	(3)
Net income (loss)	(852)	40	(1,209)	(107)
Net (income) loss attributable to noncontrolling interests	5	(2)	6	(1)
Net income (loss) attributable to Hertz Global	$(847)	$38	$(1,203)	$(108)
Weighted-average shares outstanding:
Basic	144	96	143	96
Diluted	144	97	143	96
Earnings (loss) per share:
Basic earnings (loss) per share	$(5.86)	$0.40	$(8.39)	$(1.13)
Diluted earnings (loss) per share	$(5.86)	$0.40	$(8.39)	$(1.13)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(852)	$40	$(1,209)	$(107)
Other comprehensive income (loss):
Foreign currency translation adjustments	15	(5)	(26)	3
Net gain (loss) on defined benefit pension plans	(15)	1	(14)	—
Reclassification to other (income) expense for amortization of actuarial (gains) losses on defined benefit pension plans	4	2	5	3
Total other comprehensive income (loss) before income taxes	4	(2)	(35)	6
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	4	—	4	—
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	—	(1)	(1)
Total other comprehensive income (loss)	7	(2)	(32)	5
Total comprehensive income (loss)	(845)	38	(1,241)	(102)
Comprehensive (income) loss attributable to noncontrolling interests	5	(2)	6	(1)
Comprehensive income (loss) attributable to Hertz Global	$(840)	$36	$(1,235)	$(103)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit(1)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2018	—	84	$1	$2,261	$(909)	$(192)	2	$(100)	$1,061	$59	$1,120
Net income (loss)	—	—	—	—	(147)	—	—	—	(147)	(1)	(148)
Other comprehensive income (loss)	—	—	—	—	—	7	—	—	7	—	7
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	3	—	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	25	25
March 31, 2019	—	84	1	2,262	(1,056)	(185)	2	(100)	922	83	1,005
Net income (loss)	—	—	—	—	39	—	—	—	39	2	41
Other comprehensive income (loss)	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	5	—	—	—	—	5	—	5
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	21	21
June 30, 2019	—	84	$1	$2,267	$(1,017)	$(187)	2	$(100)	$964	$106	$1,070

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2019	—	142	$1	$3,024	$(967)	$(189)	2	$(100)	$1,769	$119	$1,888
Net income (loss)	—	—	—	—	(356)	—	—	—	(356)	(1)	(357)
Other comprehensive income (loss)	—	—	—	—	—	(39)	—	—	(39)	—	(39)
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1	1
March 31, 2020	—	142	1	3,022	(1,323)	(228)	2	(100)	1,372	119	1,491
Net income (loss)	—	—	—	—	(847)	—	—	—	(847)	(5)	(852)
Other comprehensive income (loss)	—	—	—	—	—	7	—	—	7	—	7
Stock-based compensation charges	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Stock issuance, net	—	14	1	28	—	—	—	—	29	—	29
June 30, 2020	—	156	$2	$3,048	$(2,170)	$(221)	2	$(100)	$559	$114	$673

(1) Net income (loss) is computed independently each quarter. As a result, the quarter amounts presented herein may be rounded to agree to accumulated deficit in the accompanying unaudited condensed consolidated balance sheet.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,209)	$(107)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	1,393	1,329
Depreciation and amortization, non-vehicle	110	99
Amortization of deferred financing costs and debt discount (premium)	26	26
Stock-based compensation charges	(2)	8
Provision for receivables allowance	32	23
Deferred income taxes, net	(205)	(13)
Technology-related intangible and other asset impairments	193	—
(Gain) loss on marketable securities	—	(20)
(Gain) loss on sale of non-vehicle capital assets	(24)	(12)
(Gain) loss on derivatives	(4)	(10)
Other	7	—
Changes in assets and liabilities:
Non-vehicle receivables	287	(316)
Prepaid expenses and other assets	(4)	(90)
Operating lease right-of-use assets	189	200
Non-vehicle accounts payable	168	65
Accrued liabilities	(61)	57
Accrued taxes, net	(20)	29
Operating lease liabilities	(195)	(211)
Self-insured liabilities	(55)	(3)
Net cash provided by (used in) operating activities	626	1,054
Cash flows from investing activities:
Revenue earning vehicles expenditures	(4,956)	(8,947)
Proceeds from disposal of revenue earning vehicles	5,005	4,212
Non-vehicle capital asset expenditures	(72)	(118)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	50	21
Sales of marketable securities	74	—
Other	(1)	—
Net cash provided by (used in) investing activities	100	(4,832)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	4,174	8,267
Repayments of vehicle debt	(4,613)	(5,254)
Proceeds from issuance of non-vehicle debt	1,498	815
Repayments of non-vehicle debt	(853)	(823)
Payment of financing costs	(11)	(23)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2020	2019
Proceeds from the issuance of stock, net	29	—
Contributions from noncontrolling interests	—	45
Other	(2)	(4)
Net cash provided by (used in) financing activities	222	3,023
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	3	(1)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	951	(756)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,360	1,410
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,311	$654

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$193	$213
Non-vehicle	67	140
Income taxes, net of refunds	3	15
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$43	$567
Sales of revenue earning vehicles included in vehicle receivables	759	296
Purchases of non-vehicle capital assets included in accounts payable	4	46
Purchases of non-vehicle capital assets included in liabilities subject to compromise	31	—

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,366	$865
Restricted cash and cash equivalents:
Vehicle	649	466
Non-vehicle	267	29
Total restricted cash and cash equivalents	916	495
Total cash, cash equivalents, restricted cash and restricted cash equivalents	2,282	1,360
Receivables:
Vehicle	819	791
Non-vehicle, net of allowance of $44 and $35, respectively	747	1,049
Total receivables, net	1,566	1,840
Prepaid expenses and other assets	563	689
Revenue earning vehicles:
Vehicles	15,340	17,085
Less: accumulated depreciation	(3,275)	(3,296)
Total revenue earning vehicles, net	12,065	13,789
Property and equipment, net	724	757
Operating lease right-of-use assets	1,719	1,871
Intangible assets, net	3,088	3,238
Goodwill	1,080	1,083
Total assets(a)	$23,087	$24,627
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$103	$289
Non-vehicle	413	654
Total accounts payable	516	943
Accrued liabilities	836	1,032
Accrued taxes, net	97	150
Debt:
Vehicle	12,924	13,368
Non-vehicle	58	3,721
Total debt	12,982	17,089
Operating lease liabilities	1,690	1,848
Self-insured liabilities	495	553
Deferred income taxes, net	891	1,128
Total liabilities not subject to compromise	17,507	22,743
Liabilities subject to compromise	4,977	—
Total liabilities(a)	22,484	22,743
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,953	3,955
Due from affiliate	—	(64)
Accumulated deficit	(3,243)	(1,937)
Accumulated other comprehensive income (loss)	(221)	(189)
Stockholder's equity attributable to Hertz	489	1,765
Noncontrolling interests	114	119
Total stockholder's equity	603	1,884
Total liabilities and stockholder's equity	$23,087	$24,627
(a)The Hertz Corporation's consolidated total assets as of June 30, 2020 and December 31, 2019 include total assets of variable interest entities (“VIEs”) of $986 million and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of June 30, 2020 and December 31, 2019 include total liabilities of VIEs of $873 million and $1.1 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Special Purpose Entities" in Note 5, "Debt," and "767 Auto Leasing LLC" in Note 13, "Related Party Transactions," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Worldwide vehicle rental	$668	$2,344	$2,417	$4,297
All other operations	164	167	338	321
Total revenues	832	2,511	2,755	4,618
Expenses:
Direct vehicle and operating	704	1,388	1,945	2,655
Depreciation of revenue earning vehicles and lease charges	610	634	1,286	1,226
Selling, general and administrative	168	258	377	490
Interest expense, net:
Vehicle	132	127	250	238
Non-vehicle (excludes $22 million contractual interest)	43	70	99	141
Total interest expense, net	175	197	349	379
Technology-related intangible and other asset impairments	193	—	193	—
Write-off of intercompany loan	133	—	133	—
Other (income) expense, net	2	(12)	(15)	(31)
Reorganization items, net	23	—	23	—
Total expenses	2,008	2,465	4,291	4,719
Income (loss) before income taxes	(1,176)	46	(1,536)	(101)
Income tax (provision) benefit	219	(5)	224	(4)
Net income (loss)	(957)	41	(1,312)	(105)
Net (income) loss attributable to noncontrolling interests	5	(2)	6	(1)
Net income (loss) attributable to Hertz	$(952)	$39	$(1,306)	$(106)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(957)	$41	$(1,312)	$(105)
Other comprehensive income (loss):
Foreign currency translation adjustments	15	(5)	(26)	3
Net gain (loss) on defined benefit pension plans	(15)	1	(14)	—
Reclassification to other (income) expense for amortization of actuarial (gains) losses on defined benefit pension plans	4	2	5	3
Total other comprehensive income (loss) before income taxes	4	(2)	(35)	6
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	4	—	4	—
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	—	(1)	(1)
Total other comprehensive income (loss)	7	(2)	(32)	5
Total comprehensive income (loss)	(950)	39	(1,344)	(100)
Comprehensive (income) loss attributable to noncontrolling interests	5	(2)	6	(1)
Comprehensive income (loss) attributable to Hertz	$(945)	$37	$(1,338)	$(101)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity
Balance as of:
December 31, 2018	100	$—	$3,187	$(52)	$(1,884)	$(192)	$1,059	$59	$1,118
Net income (loss)	—	—	—	—	(145)	—	(145)	(1)	(146)
Due from Hertz Holdings	—	—	—	(4)	—	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	7	7	—	7
Stock-based compensation charges	—	—	3	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25	25
March 31, 2019	100	—	3,190	(56)	(2,029)	(185)	920	83	1,003
Net income (loss)	—	—	—	—	39	—	39	2	41
Due from Hertz Holdings	—	—	—	(2)	—	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(2)	(2)	—	(2)
Stock-based compensation charges	—	—	5	—	—	—	5	—	5
Contributions from noncontrolling interests	—	—	—	—	—	—	—	21	21
June 30, 2019	100	$—	$3,195	$(58)	$(1,990)	$(187)	$960	$106	$1,066

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit(1)	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity
Balance as of:
December 31, 2019	100	$—	$3,955	$(64)	$(1,937)	$(189)	$1,765	$119	$1,884
Net income (loss)	—	—	—	—	(355)	—	(355)	(1)	(356)
Due from Hertz Holdings	—	—	—	(3)	—	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	—	(39)	(39)	—	(39)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1	1
March 31, 2020	100	—	3,955	(67)	(2,292)	(228)	1,368	119	1,487
Net income (loss)	—	—	—	—	(951)	—	(951)	(5)	(956)
Due from Hertz Holdings	—	—	—	(1)	—	—	(1)	—	(1)
Liabilities subject to compromise(2)	—	—	—	(65)	—	—	(65)	—	(65)
Write-off of intercompany loan(3)	—	—	—	133	—	—	133	—	133
Other comprehensive income (loss)	—	—	—	—	—	7	7	—	7
Stock-based compensation charges	—	—	(2)	—	—	—	(2)	—	(2)
June 30, 2020	100	$—	$3,953	$—	$(3,243)	$(221)	$489	$114	$603

(1) Net income (loss) is computed independently each quarter. As a result, the quarter amounts presented herein may be rounded to agree to accumulated deficit in the accompanying unaudited condensed consolidated balance sheet.
(2)  As a result of filing the Chapter 11 Cases, a pre-petition loan due to an affiliate was classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020. See Note 15, "Liabilities Subject to Compromise."
(3) As a result of filing the Chapter 11 Cases, the full amount outstanding under a loan due from affiliate was deemed uncollectible and written off. See Note 13, "Related Party Transactions."

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,312)	$(105)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	1,393	1,329
Depreciation and amortization, non-vehicle	110	99
Amortization of deferred financing costs and debt discount (premium)	26	26
Stock-based compensation charges	(2)	8
Provision for receivables allowance	32	23
Deferred income taxes, net	(232)	(12)
Technology-related intangible and other asset impairments	193	—
Write-off of intercompany loan	133	—
(Gain) loss on marketable securities	—	(20)
(Gain) loss on sale of non-vehicle capital assets	(24)	(12)
(Gain) loss on derivatives	(4)	(10)
Other	7	—
Changes in assets and liabilities:
Non-vehicle receivables	287	(316)
Prepaid expenses and other assets	(4)	(90)
Operating lease right-of-use assets	189	200
Non-vehicle accounts payable	168	65
Accrued liabilities	(61)	57
Accrued taxes, net	(20)	29
Operating lease liabilities	(195)	(211)
Self-insured liabilities	(55)	(3)
Net cash provided by (used in) operating activities	629	1,057
Cash flows from investing activities:
Revenue earning vehicles expenditures	(4,956)	(8,947)
Proceeds from disposal of revenue earning vehicles	5,005	4,212
Non-vehicle capital asset expenditures	(72)	(118)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	50	21
Sales of marketable securities	74	—
Other	(1)	—
Net cash provided by (used in) investing activities	100	(4,832)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	4,174	8,267
Repayments of vehicle debt	(4,613)	(5,254)
Proceeds from issuance of non-vehicle debt	1,498	815
Repayments of non-vehicle debt	(853)	(823)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2020	2019
Payment of financing costs	(11)	(23)
Advances to Hertz Holdings	(4)	(6)
Contributions from noncontrolling interests	—	45
Other	(1)	(1)
Net cash provided by (used in) financing activities	190	3,020
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	3	(1)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	922	(756)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,360	1,410
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,282	$654

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$193	$213
Non-vehicle	67	140
Income taxes, net of refunds	3	15
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$43	$567
Sales of revenue earning vehicles included in vehicle receivables	759	296
Purchases of non-vehicle capital assets included in accounts payable	4	46
Purchases of non-vehicle capital assets included in liabilities subject to compromise	31	—

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Hertz Global Holdings, Inc. ("Hertz Global" when including its subsidiaries and VIEs and "Hertz Holdings" when excluding its subsidiaries and VIEs) was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns The Hertz Corporation ("Hertz" and interchangeably with Hertz Global, the "Company"), Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. Hertz operates its vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from company-owned, licensee and franchisee locations in the United States ("U.S."), Africa, Asia, Australia, Canada, the Caribbean, Europe, Latin America, the Middle East and New Zealand. Through its Donlen subsidiary, Hertz provides vehicle leasing and fleet management services.

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

The Company began aggressively managing costs, including implementing employee furlough programs affecting approximately 20,000 employees worldwide to align staffing levels with the slowdown in demand. The Company (i) initiated a restructuring program affecting approximately 11,000 employees in its U.S. RAC segment and U.S. corporate operations, the majority of which were previously furloughed, (ii) actively negotiated to abate or defer its airport rent and concession payments, (iii) substantially reduced capital expenditures; (iv) eliminated discretionary marketing spend; and (v) reduced commitments to purchase vehicles by approximately $4.0 billion from original commitments in its U.S. RAC segment, the majority of which were due to be delivered during the second quarter of 2020. See Note 7, "Restructuring" for further information regarding the restructuring program disclosed above.

Although the Company had taken aggressive action to eliminate costs, it faced significant ongoing expenses, including monthly payments under its Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement (Series 2013-G1) (the "Operating Lease") with Hertz Vehicle Financing LLC ("HVF"), pursuant to which Hertz leases from HVF vehicles used in the Company's U.S. rental car operations. Hertz Vehicle Financing II LP ("HVF II"), a special purpose financing subsidiary, issues asset-backed notes and lends the proceeds thereof to HVF to finance the acquisition of vehicles, which are then leased to Hertz pursuant to the Operating Lease. Monthly payments under the Operating Lease are variable and significant and are subject to volatility depending upon the changes in current market value estimates of the underlying leased vehicles. During April 2020, the Company engaged in discussions with various creditors to obtain relief from its obligations to make full rent payments under its Operating Lease. While such discussions were ongoing, to preserve liquidity, on April 27, 2020, Hertz did not make certain payments, including the full rent payments, in accordance with the Operating Lease.

As a result of the failure to make the full rent payments on April 27, 2020, an amortization event was in effect as of May 5, 2020 for all series of notes issued by HVF II and a liquidation event was in effect with respect to the variable funding notes (“Series 2013-A Notes”) issued by HVF II.  As a result of the amortization event, and notwithstanding the forbearance agreement described below, proceeds from the sales of vehicles that collateralize the notes issued by HVF II must be primarily applied to the payment of principal and interest under those notes and will not be available to finance new vehicle acquisitions for Hertz. A liquidation event means that, unless the affected noteholders otherwise agree, the affected noteholders can direct the liquidation of vehicles serving as collateral for their notes.

On May 4, 2020, prior to the occurrence of the liquidation event with respect to the Series 2013-A Notes, Hertz, HVF, HVF II and DTG Operations, Inc. entered into a forbearance agreement (the “Forbearance Agreement”) with

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
holders (the “VFN Noteholders”) of the Series 2013-A Notes representing approximately 77% in aggregate principal amount of the Series 2013-A Notes. Pursuant to the Forbearance Agreement that became effective against all VFN Noteholders, the VFN Noteholders agreed to forbear from exercising their liquidation remedies. The Forbearance Agreement with the VFN Noteholders expired on May 22, 2020.

Concurrently with entering into the Forbearance Agreement, on May 4, 2020, Hertz entered into limited waiver agreements (collectively, the “Waiver Agreements”) with certain of the lenders (the “Lenders”) under its (i) Senior RCF/senior term loan facility, (ii) letter of credit facility, (iii) alternative letter of credit facility and (iv) U.S. Vehicle RCF (collectively, the “Facilities”). Pursuant to the Waiver Agreements, the Lenders agreed to (a) waive any default or event of default that could have resulted from the above referenced missed payment under the Operating Lease, (b) waive any default or event of default that had arisen as a result of Hertz’s failure to deliver its 2020 operating budget on a timely basis in accordance with the Facilities and (c) extend the grace period to cure a default with respect to Hertz’s obligation to reimburse drawings that occurred under certain letters of credit during the waiver period. The Waiver Agreements which were effective across the Facilities expired on May 22, 2020.

In accordance with the Forbearance Agreement and the Waiver Agreements, the Company made a payment of approximately $30 million reflecting certain variable payment elements of monthly rent under the Operating Lease, including an interest component on May 5, 2020.

Voluntary Petitions for Bankruptcy

In connection with the expiration of the Forbearance Agreement and the Waiver Agreements described above and the continuing economic impact from COVID-19, on May 22, 2020 (the "Petition Date"), Hertz Global, Hertz and certain of their direct and indirect subsidiaries in the U.S. and Canada (collectively the "Debtors" and the "Debtors- in-Possession") filed voluntary petitions for relief (collectively, the "Petitions") under chapter 11 of title 11 ("Chapter 11") of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases (the "Chapter 11 Cases") are being jointly administered under the caption In re: the Hertz Corporation, et al., Case No. 20-11218 (MFW). Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a website administered by Prime Clerk, LLC ("Prime Clerk"), a third-party bankruptcy claims and noticing agent. The information on this web site is not incorporated by reference and does not constitute part of this Form 10-Q.

The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors and certain fees to airport authorities; (iv) continue to maintain certain customer programs; (v) maintain their insurance program; (vi) use cash collateral on an interim basis; and (vii) continue their cash management system.

On July 24, 2020, the Bankruptcy Court entered an order related to the Operating Lease (the "Interim Lease Order") which, among other things, directed the Debtors to: (i) make $650 million of base rent payments under the Operating Lease to the HVF trustee in the amount of six equal monthly payments of approximately $108 million commencing in July 2020 through December 2020; (ii) dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, inclusive, where the proceeds of the dispositions, subject to certain exclusions set forth in the Interim Lease Order, will be used to make payments under the Master Lease; and (iii) fund interest payments on the Master Lease from draws on certain existing letters of credit, which are reimbursable by the Debtors. For the period from June 1, 2020 through July 31, 2020, the Company disposed of approximately 100,000 vehicles which are associated with the Interim Order.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Debtors-In-Possession

The Debtors are currently operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to obligations of the Debtors incurred prior to the Petition Date ("Pre-petition"). Absent an order from the Bankruptcy Court, substantially all of the Debtors’ Pre-petition liabilities are subject to settlement under the Bankruptcy Code.

Borrowing Capacity and Availability

The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of the Company's existing debt obligations. As a result of the filing of the Chapter 11 Cases, the remaining capacity under almost all of the Company's revolving credit facilities was terminated, as disclosed in Note 5, "Debt." Consequently, the proceeds of sales of vehicles which serve as collateral for such vehicle finance facilities must be applied to the payment of the related indebtedness of the Non-Debtor Financing Subsidiaries (as defined in Note 5, "Debt") and are not otherwise available to fund the Company’s operations. Additionally, the Company is precluded from accessing any of its subordinated investment in the vehicle collateral until the related defaults are waived or the third party funding under those facilities has been retired, either through the monetization of the underlying collateral or the refinancing of the related indebtedness. Additionally, proceeds from vehicle receivables, excluding manufacturer rebates, as of June 30, 2020 and ongoing vehicle sales must be applied to vehicle debt in amortization.

The Company currently has waivers related to the filing of the Chapter 11 Cases under its European Vehicle Notes, European ABS and U.K. Fleet Financing facility that expire on September 30, 2020, as disclosed in Note 5, "Debt."

The Company's inability to access its Senior RCF facility or retain any proceeds from the sale of vehicles under its U.S. ABS programs means that its source of liquidity is almost entirely its cash and cash equivalents on hand and cash generated from its operations. As of June 30, 2020, the Company had $1.4 billion of unrestricted cash and cash equivalents which the Company believes will be sufficient to fund its operations through approximately December 31, 2020, assuming it does not experience any unforeseen liquidity needs before then, which could result in the utilization of the liquidity in advance of December 31, 2020. The Company believes, however, that if, among other things, (i) it cannot successfully extend the international vehicle debt waivers that expire on September 30, 2020, as disclosed in Note 5, "Debt," (ii) it cannot successfully implement a plan of reorganization, and (iii) there is not a significant recovery in the economic conditions in its major markets, its available cash and cash equivalents and cash generated by its operations will not be sufficient to fund operating requirements for the next twelve months. Consequently, the Debtors are seeking debtor-in-possession financing and pursuing vehicle financing for certain of their operations, either through waivers on existing facilities or entering into new arrangements to fund vehicles and vehicle leases, to supplement their sources of funding.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement a plan of reorganization, among other factors, and the realization of assets and the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
satisfaction of liabilities are subject to uncertainty. Further, any plan of reorganization could materially change the amounts of assets and liabilities reported in the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of the Company's financial condition, defaults under certain debt agreements as disclosed in Note 5, "Debt," and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that the Company will be able to continue as a going concern within one year from the issuance date of this Quarterly Report on Form 10-Q.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2020 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Effective on the Petition date, the Company applied accounting standards applicable to reorganizations, Accounting Standards Codification 852 - Reorganizations, in preparing the accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2020 which requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, Pre-petition obligations of the Debtors that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 15, "Liabilities Subject to Compromise," for additional information. In addition, certain charges related to the Chapter 11 Cases are recorded as reorganization items, net in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020. See Note 16, "Reorganization Items, Net," for additional information.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

The December 31, 2019 unaudited condensed consolidated balance sheet data is derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the Company's Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on February 25, 2020.

Certain prior period amounts have been reclassified to conform to current period presentation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
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

Recently Issued Accounting Pronouncements

Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (the "FASB") issued guidance that sets forth a current expected credit loss impairment model for financial assets, which replaces the current incurred loss model, and issued amendments and updates to the new standard in 2018 and 2019. This model requires a financial asset (or group of financial assets), including trade receivables, measured at amortized cost to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The Company adopted this guidance when effective, on January 1, 2020, using a modified retrospective transition method. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

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

The Company has hosting arrangements in connection with its Enterprise Resource Planning systems. Prior to the adoption of this guidance, the Company capitalized certain implementation costs for its hosting arrangements in intangible assets, net, in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2019. Subsequent to the adoption of this guidance on January 1, 2020, the Company records implementation fees incurred in connection with its hosting arrangements in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
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

Note 3—Divestitures

Sale of Non-vehicle Capital Assets

During the first quarter of 2020, the Company received additional cash from the sale of certain non-vehicle capital assets in its U.S. Rental Car segment, which was completed in the fourth quarter of 2019, and recognized an additional $20 million pre-tax gain on the sale, which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2020.

Sale of Marketable Securities

During the first quarter of 2020, the Company sold marketable securities for $74 million and recognized an immaterial gain on the sale in its corporate operations, which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2020.

Note 4—Goodwill and Intangible Assets, Net

Technology-related Intangible and Other Assets

Due to uncertainty surrounding the Company's financial ability to complete certain information technology projects as a result of COVID-19 and the filing of the Chapter 11 Cases as disclosed in Note 1, "Background," the Company concluded that there was an impairment of such technology-related intangible assets and capitalized cloud computing implementation costs. The Company recorded an impairment charge of $193 million in its corporate operations, representing a full impairment of the carrying value of such assets as of June 30, 2020 of $124 million and $69 million of technology-related intangible assets and other assets, respectively.

Recoverability of Goodwill and Indefinite-lived Intangible Assets

As of June 30, 2020, the Company tested the recoverability of its goodwill and indefinite-lived intangible assets due to the impact related to COVID-19, the Company's reduction in cash flow projections and declines in the stock price of Hertz Global. The quantitative fair value test utilized the Company's most recent cash flow projections, including a range of potential outcomes, along with a long-term growth rate of 1% and a range of discount rates between 12.5% and 13.0%. Based on the quantitative tests, no impairments were recorded in the second quarter of 2020. However, the fair values of tradenames, which are indefinite-lived intangible assets, in the Company's U.S. RAC and International RAC segments were in excess by 3% and 18% of the carrying values of $934 million and $560 million, respectively.

Subsequent to June 30, 2020, the adverse impact from COVID-19 to the overall travel industry and the Company's business has continued. If there is further deterioration in cash flow projections, the Company's ability to obtain future financing to maintain its fleet or the weighted average cost of capital assumptions used in the impairment

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
analyses or if the Company is unable to execute its strategies, the Company may incur impairment charges related to its goodwill and indefinite-lived intangible assets which could be material.

Note 5—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions):

Facility	Weighted-Average Interest Rate as of June 30, 2020	Fixed or Floating Interest Rate	Maturity	June 30, 2020	December 31, 2019
Non-Vehicle Debt
Senior Term Loan(1)		Floating	6/2023	$—	$660
Senior RCF(1)		Floating	6/2021	—	—
Senior Notes(1)(2)		Fixed	10/2022-1/2028	—	2,700
Senior Second Priority Secured Notes(1)		Fixed	6/2022	—	350
Promissory Notes(1)		Fixed	1/2028	—	27
Alternative Letter of Credit Facility	3.25%	Floating	11/2023	36	—
Senior RCF Letter of Credit Facility	3.25%	Floating	6/2021	2	—
Other Non-Vehicle Debt	6.75%	Fixed	Various	20	18
Unamortized Debt Issuance Costs and Net (Discount) Premium				—	(34)
Total Non-Vehicle Debt Not Subject to Compromise				58	3,721
Non-Vehicle Debt Subject to Compromise
Senior Term Loan	3.51%	Floating	6/2023	656	—
Senior RCF	4.08%	Floating	6/2021	615	—
Senior Notes(2)	6.11%	Fixed	10/2022-1/2028	2,700	—
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	350	—
Promissory Notes	7.00%	Fixed	1/2028	27	—
Unamortized Debt Issuance Costs and Net (Discount) Premium				(36)	—
Total Non-Vehicle Debt Subject to Compromise				4,312	—
Vehicle Debt
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(3)(6)	3.46%	Floating	3/2022	4,148	2,644
				4,148	2,644
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(3)	N/A	Fixed	3/2020	—	780
HVF II Series 2015-3(3)	3.17%	Fixed	9/2020	319	371
HVF II Series 2016-2(3)	3.48%	Fixed	3/2021	512	595
HVF II Series 2016-4(3)	3.16%	Fixed	7/2021	365	424
HVF II Series 2017-1(3)	3.45%	Fixed	10/2020	387	450
HVF II Series 2017-2(3)	3.82%	Fixed	10/2022	318	350

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of June 30, 2020	Fixed or Floating Interest Rate	Maturity	June 30, 2020	December 31, 2019
HVF II Series 2018-1(3)	3.58%	Fixed	2/2023	910	1,000
HVF II Series 2018-2(3)	3.99%	Fixed	6/2021	183	200
HVF II Series 2018-3(3)	4.33%	Fixed	7/2023	183	200
HVF II Series 2019-1(3)	4.05%	Fixed	3/2022	641	700
HVF II Series 2019-2(3)	3.71%	Fixed	5/2024	687	750
HVF II Series 2019-3(3)	2.95%	Fixed	12/2024	687	800
				5,192	6,620
Donlen U.S. ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(4)(6)	6.10%	Floating	7/2020-10/2022	475	286
				475	286
HFLF Medium Term Notes
HFLF Series 2016-1(4)	N/A	Both	1/2020-2/2020	—	34
HFLF Series 2017-1(4)	2.51%	Both	7/2020-11/2022	139	229
HFLF Series 2018-1(4)	2.59%	Both	7/2020-11/2022	353	462
HFLF Series 2019-1(4)	2.23%	Both	7/2020-11/2022	552	650
				1,044	1,375
Vehicle Debt - Other
U.S. Vehicle RCF	5.73%	Floating	6/2021	93	146
European Vehicle Notes(5)	5.07%	Fixed	10/2021-3/2023	813	810
European ABS(3)	1.60%	Floating	11/2021	624	766
Hertz Canadian Securitization(3)(6)	3.73%	Floating	3/2021	170	241
Donlen Canadian Securitization(3)	2.31%	Floating	12/2022	25	24
Australian Securitization(3)	1.74%	Floating	6/2021	137	177
New Zealand RCF	2.93%	Floating	6/2021	45	50
U.K. Financing Facility	3.05%	Floating	7/2020-2/2023	210	247
Other Vehicle Debt	3.61%	Floating	7/2020-11/2024	23	29
				2,140	2,490
Unamortized Debt Issuance Costs and Net (Discount) Premium				(75)	(47)
Total Vehicle Debt Not Subject to Compromise				12,924	13,368
Total Debt Not Subject to Compromise				$12,982	$17,089
N/A - Not applicable

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
(1)As a result of filing the Chapter 11 Cases, certain debt was classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020. The weighted-average interest rate for such debt is disclosed in subsequent rows under "non-vehicle debt subject to compromise".
(2)References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below which are included in liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	June 30, 2020	December 31, 2019
6.250% Senior Notes due October 2022	500	500
5.500% Senior Notes due October 2024	800	800
7.125% Senior Notes due August 2026	500	500
6.000% Senior Notes due January 2028	900	900
	$2,700	$2,700

(3)Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness originally expected the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full. The expected maturity of debt under amortization, as described below, is based upon the sale of the underlying vehicles or the refinancing of the current debt.

(4)In the case of the Hertz Fleet Lease Funding LP ("HFLF") Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. As a result of the Chapter 11 Cases and the resulting amortization events, as described below, the revolving period for all series were terminated, and are amortizing monthly by an amount equal to the lease collections payable to that series and the maturity date referenced for each series of HFLF Medium Term Notes represents the date by which Hertz expects such series of notes to be repaid in full, which is based upon the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases. Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date.” The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight-line amortization of the related notes from the initial maturity date through the expected final maturity date.

(5)References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly-owned subsidiary of Hertz organized under the laws of the Netherlands, unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.12 to 1 as of June 30, 2020 and December 31, 2019, respectively), set forth in the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicle Notes	June 30, 2020	December 31, 2019
4.125% Senior Notes due October 2021	$252	$251
5.500% Senior Notes due March 2023	561	559
	$813	$810

(5)  Includes default interest which is comprised of an increase in the contractual spread and may also include a change in the benchmark rate from the U.S. Dollar LIBOR rate to the prime rate.

Chapter 11

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the Company reclassified certain of its non-vehicle debt instruments, net of deferred financing costs, discounts and premiums, as applicable, to liabilities subject to compromise in the accompanying condensed consolidated balance sheet as of June 30, 2020. The Company has suspended accruing and paying interest and amortizing deferred financing costs, discounts and premiums, as applicable, on the Senior Notes and Promissory Notes, as of the Petition Date. The Company is continuing to pay in cash an amount equal to the monthly interest at the non-default rate during the months of July and August for the Senior Term Loan, Senior RCF and the U.S. Vehicle RCF and has suspended amortizing the associated deferred financing costs, discounts and premiums for the Senior Term Loan and Senior RCF, as applicable, as of the Petition Date. Additionally, the Company is continuing to pay in kind an amount equal to the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
monthly interest at the non-default rate for the Senior Second Priority Secured Notes during the months of July and August.

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ obligations under the Senior Term Loan, the Senior RCF, the U.S. Vehicle RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility. Additionally, the filing triggered defaults, termination events and/or amortization events under certain obligations of (i) Hertz International Limited, Hertz Holdings Netherlands BV ("Hertz Netherlands") and the direct and indirect subsidiary companies located outside of the United States and Canada (collectively the "International Subsidiaries") (some of which were waived or amended, subject to certain time limitations, as disclosed further below), and (ii) HVF, HVF II, HFLF and certain other vehicle financing subsidiaries (collectively the "Non-Debtor Financing Subsidiaries").

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

As a result of the failure to make the full rent payments on April 27, 2020, an amortization event was in effect as of May 5, 2020 for all series of notes issued by HVF II and a liquidation event was in effect with respect to the Series 2013-A Notes issued by HVF II. As a result of the amortization event, proceeds from the sales of vehicles that collateralize the notes issued by HVF II must be primarily applied to the payment of principal and are allocated on what approximates a pro rata basis to the reduction of principal on the basis of seniority by class. As disclosed in Note 1, "Background," per the terms of the Interim Lease Order entered on July 24, 2020, the Debtors were directed, among other things, to make $650 million of base rent payments under the Operating Lease to the HVF trustee in the amount of six equal monthly payments of approximately $108 million commencing in July 2020 through December 2020. The parties have agreed to defer litigation related to the Master Lease until January 15, 2021. Interest is being paid on the HVF II Variable Funding Notes and the U.S. Vehicle Medium Term Notes from funds drawn on existing letter of credit facilities, as described below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

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

Donlen U.S. ABS Program

HFLF Variable Funding Notes

HFLF Series 2013-2 Notes: In February 2020, HFLF amended the HFLF Series 2013-2 Notes ("2013-2 Notes") to extend the end of the revolving period from March 2021 to March 2022 and increased the commitments thereunder by $100 million, such that the aggregate maximum borrowings of the 2013-2 Notes increased to $600 million.

The filing of the Chapter 11 Cases triggered an amortization event under the HFLF Variable Funding Notes and the HFLF Medium Term Notes. As a result, the remaining commitments under the HFLF Series 2013-2 Notes were terminated and, while the amortization events continue, proceeds from lease payments and from the sales of vehicles that collateralize the notes issued by HFLF must be applied to the reduction of principal and payment of interest on the notes. The principal will be allocated on approximately a pro rata basis and distributed to the note holders on the basis of seniority by class.

Vehicle Debt-Other

The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of the Company's existing debt obligations, as described below.

European Vehicle Notes

Hertz Netherlands and certain other international subsidiaries entered into a limited waiver agreement in respect of the European Vehicle Notes pursuant to which the majority noteholders agreed to waive any default or event of default that could have resulted from the Chapter 11 Cases. This waiver agreement expires on September 30, 2020.

European ABS

An amortization event that would have arisen under the European ABS as a result of filing the Chapter 11 Cases was waived in May 2020 as International Fleet Financing No.2 B.V (“IFF No. 2”) entered into a waiver agreement which expires on September 30, 2020 such that the aggregate maximum borrowings were reduced from €1.1 billion to €600 million.

Hertz Canadian Securitization

The filing of the Chapter 11 Cases triggered an amortization event under the Hertz Canadian Securitization. As a result, the remaining committed available borrowings were terminated and proceeds from the sales of vehicles and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
receipt of vehicle receivables that collateralize the Hertz Canadian Securitization must be applied to the payment of principal.

Donlen Canadian Securitization

The filing of the Chapter 11 Cases triggered an event of default under the Donlen Canadian Securitization. In June 2020, Donlen entered into a waiver agreement under the Donlen Canadian Securitization with an expiration date of August 28, 2020 such that the aggregate maximum borrowings were reduced from CAD$50 million to CAD$37 million.

Australian Securitization

An amortization event that would have arisen under the Australian Securitization as a result of filing the Chapter 11 Cases was waived in May 2020 as HA Fleet Pty Limited, an indirect, wholly-owned subsidiary of Hertz, entered into a permanent waiver agreement under the Australian Securitization such that the aggregate maximum borrowing capacity was reduced from AUD$270 million to AUD$210 million.

U.K. Financing Facility

In April 2020, the aggregate maximum borrowing capacity under the U.K. Financing Facility was reduced from £250 million to £200 million as result of a downgrade in the credit rating of Hertz. Events of default that would have arisen under the U.K. Financing Facility as a result of filing the Chapter 11 Cases were waived in May 2020 as Hertz U.K. Limited entered into a waiver agreement under the U.K. Financing Facility with an expiration date of September 30, 2020.

Borrowing Capacity and Availability

Borrowing capacity and availability comes from the Company's "revolving credit facilities." As a result of the filing of the Chapter 11 Cases, almost all of the Company's "revolving credit facilities" were terminated, as disclosed in the following table. The remaining "revolving credit facilities" are a combination of cash-flow-based revolving credit facilities and asset-based revolving credit facilities. Creditors under each such asset-backed securitization facility and asset-based revolving credit facility have a claim on a specific pool of assets as collateral. With respect to each such asset-backed securitization facility and asset-based revolving credit facility, the Company refers to the amount of debt it can borrow given a certain pool of assets as the borrowing base.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following facilities were available to the Company as of June 30, 2020 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF(1)	$—	$—
Letter of Credit Facility(1)	—	—
Alternative Letter of Credit Facility(1)	—	—
Total Non-Vehicle Debt	—	—
Vehicle Debt
U.S. Vehicle RCF(1)	—	—
HVF II U.S. Vehicle Variable Funding Notes(1)	—	—
HFLF Variable Funding Notes(1)	—	—
European ABS	49	—
Hertz Canadian Securitization(1)	—	—
Donlen Canadian Securitization	2	—
Australian Securitization	7	—
U.K. Financing Facility	37	—
New Zealand RCF	3	2
Total Vehicle Debt	98	2
Total	$98	$2

(1) As a result of the filing of the Chapter 11 Cases, there is no longer remaining capacity or availability under these facilities, as such were terminated.

Letters of Credit

As of June 30, 2020, there were outstanding standby letters of credit totaling $746 million. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount, $240 million were issued under the Senior RCF, $299 million were issued under the Letter of Credit Facility and $200 million were issued under the Alternative Letter of Credit Facility. As of June 30, 2020, $2 million and $36 million of the issued letters of credit have been drawn upon under the Senior RCF and Alternative Letter of Credit Facility, respectively, to fund interest payments due under the HVF II Notes. These draws remain unreimbursed by the Company, and, except as otherwise set forth in orders from the Bankruptcy Court, as a result are accruing interest at the non-default rate.

Special Purpose Entities

Substantially all of the Company's revenue earning vehicles and certain related assets are owned by special purpose entities or are encumbered in favor of the lenders under the various credit facilities, other secured financings and asset-backed securities programs. None of the value of such assets (including the assets owned by Hertz Vehicle Financing II LP, HVF II GP Corp., Hertz Vehicle Financing LLC, Rental Car Finance LLC, HFLF and various international subsidiaries that facilitate the Company's international securitizations) will be available to satisfy the claims of unsecured creditors unless the secured creditors are paid in full.

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary, therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of June 30, 2020 and December 31, 2019, IFF No. 2 had total assets of $870

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
million and $1.1 billion, respectively, primarily comprised of loans receivable, and total liabilities of $870 million and $1.1 billion, respectively, primarily comprised of debt.

Covenant Compliance

Prior to the filing of the Chapter 11 Cases, the financial covenant provided that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility, as of the last day of any fiscal quarter may not exceed a ratio of 3.00 to 1.00 (the "Covenant Leverage Ratio"). As a result of the filing of the Chapter 11 Cases, the Company is currently in default under its Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility.

Note 6—Leases

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

As a result of the impact from COVID-19 as disclosed in Note 1, "Background," the Company received rent concessions in the form of abatement and payment deferrals of fixed and variable rent payments for its airport and off-airport locations in the amount of $30 million and $33 million for the three and six months ended June 30, 2020, respectively, which represent amounts previously due in the period between March 1, 2020 and June 30, 2020. The Company elected to apply the accounting relief provided by the FASB and elected to not evaluate whether the concession is a modification. The Company will account for the concession as if it were part of the existing contract.

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Operating lease income from vehicle rentals	$604	$2,208	$2,241	$4,041
Operating lease income from fleet leasing	161	168	330	326
Variable operating lease income	1	43	34	77
Revenue accounted for under Topic 842	766	2,419	2,605	4,444
Revenue accounted for under Topic 606	66	92	150	174
Total revenues	$832	$2,511	$2,755	$4,618

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 7—Restructuring

Due to the impact from COVID-19 as disclosed in Note 1, "Background," the Company initiated a restructuring program, beginning in April 2020, affecting approximately 11,000 employees in its U.S. Rental Car segment and corporate operations and incurred approximately $37 million of charges for termination benefits during the second quarter of 2020, of which $7 million were classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020 as disclosed below. This program is expected to be completed within the next twelve months.

The following table summarizes restructuring charges under this program:

(In millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Termination charges:
Direct vehicle and operating	$25	$25
Selling, general and administrative	12	12
Total	$37	$37

(In millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Termination charges:
U.S. Rental Car Segment	$34	$34
Corporate operations	3	3
Total	$37	37

The tables above do not include pension-related settlement charges incurred during the three and six months ended June 30, 2020. See Note 10, "Employee Retirement Benefits".

The following table summarizes the activity affecting the restructuring accrual, which is recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet, during the six months ended June 30, 2020.

(In millions)	Termination Benefits
Balance as of December 31, 2019	$1
Charges incurred	37
Cash payments	(22)
Liabilities subject to compromise(1)	(7)
Balance as of June 30, 2020	$9

(1)  As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the Company classified $7 million of restructuring charges as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020. See Note 15, "Liabilities Subject to Compromise".

Note 8—Income Tax (Provision) Benefit

On March 27, 2020, the U.S. federal government passed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act contains many tax provisions including, but not limited to, accelerated alternative minimum tax ("AMT") refunds, payroll tax payment deferrals, employee retention credits, enhanced net operating

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
loss ("NOL") carryback rules and an increase to the interest deduction limitation. The Company has considered the income tax provisions of the CARES Act in the tax benefit calculation for the three and six months ended June 30, 2020. The Company continues to monitor and analyze the CARES Act along with global legislation issued in response to the COVID-19 pandemic.
Hertz Global

The effective tax rate is 18% and (9)% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate is 14% and (3)% for the six months ended June 30, 2020 and 2019, respectively.

Hertz Global recorded a tax benefit of $192 million and $196 million for the three and six months ended June 30, 2020, respectively, compared to a tax provision of $4 million and $3 million for the three and six months ended June 30, 2019, respectively. The tax benefit for the three and six months ended June 30, 2020 compared to 2019 is due to increased losses on Hertz Global's operations due to the effect of COVID-19, primarily offset by the impact of valuation allowances on net deferred tax assets for certain foreign and domestic jurisdictions. Additionally, Hertz Global no longer asserts permanent reinvestment of foreign earnings, due to the impact from COVID-19 as disclosed in Note 1, "Background." Hertz Global does not anticipate that the change in its assertion will have a material impact on its cash flows during the next twelve months, between July 1, 2020 and June 30, 2021.

Hertz

The effective tax rate is 19% and (11)% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate is 15% and (4)% for the six months ended June 30, 2020 and 2019, respectively.

Hertz recorded a tax benefit of $219 million and $224 million for the three and six months ended June 30, 2020, respectively, compared to a tax provision of $5 million and $4 million for the three months ended June 30, 2019, respectively. The tax benefit for the three and six months ended June 30, 2020 compared to 2019 is due to increased losses on Hertz's operations due to the effect of COVID-19, primarily offset by the impact of valuation allowances on net deferred tax assets for certain foreign and domestic jurisdictions. Additionally, Hertz no longer asserts permanent reinvestment of foreign earnings, due to the impact from COVID-19 as disclosed in Note 1, "Background." Hertz does not anticipate that the change in its assertion will have a material impact on its cash flows during the next twelve months, between July 1, 2020 and June 30, 2021.

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

Rights Offering

In June 2019, Hertz Global filed a prospectus supplement to its Registration Statement on Form S-3 declared effective by the SEC on June 12, 2019 (the "Registration Statement") for a rights offering to raise gross proceeds of approximately $750 million and providing for the issuance of up to an aggregate of 57,915,055 new shares of Hertz Global common stock (the "Rights Offering"). Upon closing in July 2019, the Rights Offering was fully subscribed resulting in Hertz Global selling 57,915,055 shares of its common stock for gross proceeds of $750 million. Basic weighted-average shares outstanding and weighted-average shares used to calculate diluted earnings (loss) per share for the three and six months ended June 30, 2019 have been adjusted to give effect to the Rights Offering.

Open Market Sale Agreement

In June 2020, subsequent to approval from the Bankruptcy Court and pursuant to a prospectus supplement to the Registration Statement, Hertz Global entered into an open market sale agreement under which it may offer and sell,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
from time to time, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million ("ATM Program"). Prior to its suspension on June 15, 2020 and ultimate termination on June 18, 2020, Hertz Global issued 13,912,368 shares under the ATM Program for net proceeds of approximately $29 million, which is included in non-vehicle restricted cash in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Hertz Global	$(847)	$38	$(1,203)	$(108)
Denominator:
Basic weighted-average shares outstanding (excluding the impact of the Rights Offering)	144	84	143	84
Rights Offering adjustment(1)	—	12	—	12
Basic weighted-average shares outstanding	144	96	143	96
Dilutive stock options, RSUs and PSUs	—	1	—	—
Diluted weighted-average shares outstanding	144	97	143	96
Antidilutive stock options, RSUs, PSUs and PSAs	2	1	2	2
Earnings (loss) per share:
Basic earnings (loss) per share	$(5.86)	$0.40	$(8.39)	$(1.13)
Diluted earnings (loss) per share	$(5.86)	$0.40	$(8.39)	$(1.13)

(1) Reflects the impact of the Rights Offering subscription period.

Note 10 —Employee Retirement Benefits

The Company sponsors several employee retirement plans for its U.S. employees. The Hertz Corporation Account Balance Defined Benefit Pension Plan (the "Hertz Retirement Plan") is a U.S. cash balance plan which was amended in 2014 to permanently discontinue future benefit accruals and participation under the plan for non-union employees. Additionally, the Company sponsors the Hertz Corporation Benefit Equalization Plan ("BEP") and the Hertz Corporation Supplemental Executive Retirement Plans (together with the BEP, the "Supplemental Plans"), where benefit accruals and participation under the Supplemental Plans were discontinued by the Company effective December 31, 2014, although service continues to vest.

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," participants of the Supplemental Plans are no longer entitled to benefit payments and are considered general creditors of the Company. As such, the Company classified $24 million of its U.S. pension benefit obligation as liabilities subject to compromise in the accompanying unaudited consolidated balance sheet as of June 30, 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table sets forth the net periodic pension cost of the Hertz Retirement Plan and the Supplemental Plans (collectively, the "U.S. Plan"), which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations, excluding service cost which is included in direct vehicle and operating expense. Due to settlement accounting, the discount rate for the U.S. Plan has been revised from a weighted average rate of 3.1% as of December 31, 2019 to 2.5% as of July 1, 2020.

	U.S. Plan
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Service cost	$—	$—	$—	$—
Interest cost	4	5	8	11
Expected return on plan assets	(5)	(6)	(10)	(11)
Net amortizations	1	2	2	3
Settlement loss(1)	4	—	4	—
Net pension expense (benefit)	$4	$1	$4	$3

(1) The Company incurred $4 million in settlement charges primarily associated with a restructuring program that commenced in the second quarter of 2020. See Note 7, "Restructuring".

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

The following table summarizes the ending balances of the Company's cash equivalents, restricted cash equivalents and investments:

	June 30, 2020				December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds and time deposits	$1,055	$—	$—	$1,055	$531	$—	$—	$531
Marketable securities	—	—	—	—	74	—	—	74

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (i.e., Level 2 inputs).

	As of June 30, 2020		As of December 31, 2019
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value (1)	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt(2)	$4,406	$1,738	$3,755	$3,840
Vehicle Debt	12,999	12,660	13,415	13,529
Total	$17,405	$14,398	$17,170	$17,369

(1)The decrease in the aggregate fair value of the Company's debt is due to the impact from COVID-19 and the filing of the Chapter 11 Cases, as disclosed in Note 1, "Background."
(2)Includes Non-Vehicle Debt included in liabilities subject to compromise in the accompanying balance sheet as of June 30, 2020. See Note 5, "Debt."

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2020 consist of technology-related intangible assets and other assets, as disclosed in Note 4, "Goodwill and Intangible Assets, Net."
Note 12—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of June 30, 2020 and December 31, 2019, the Company's liability recorded for self-insured liabilities is $495 million and $553 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees and former employees and governmental investigations. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party as of June 30, 2020 or the period after June 30, 2020, but before the filing of this Quarterly Report on Form 10-Q.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Company is continuing its cooperation with respect to matters under local Brazilian laws. The Company has accrued a loss contingency with respect to the ongoing Brazil-related matters that is not material.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings (as defined in the Company's 2019 Form 10-K) and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in certain of its public disclosures in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. The complaint, as amended, was dismissed with prejudice on April 27, 2017 and on September 20, 2018, the Third Circuit affirmed the dismissal of the complaint with prejudice. On February 5, 2019, the plaintiffs filed a motion asking the federal district court to exercise its discretion and allow the plaintiffs to reinstate their claims to include additional allegations from the administrative order agreed to by the SEC and the Company in December 2018, which was supplemented by reference to the Company’s subsequently filed litigation against former executives (discussed below). On September 30, 2019, the federal district court of New Jersey denied the plaintiffs’ motion for relief from the April 27, 2017 judgment and a related motion to allow the filing of a proposed fifth amended complaint. On October 30, 2019, the plaintiffs filed a notice of appeal as to the district court’s latest denial with the U. S. Court of Appeals for the Third Circuit. The parties fully briefed the appeal and oral argument had been scheduled for June 19, 2020. The plaintiffs advocated that the appeal could proceed against the individual defendants and the case has been listed for “at the convenience to the Court."

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

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in federal court in New Jersey against Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court in Florida against Scott Sider on March 28, 2019, all of whom were former executive officers of Old Hertz Holdings. The complaints predominantly allege breach of contract and seek repayment of incentive-based compensation received by the defendants in connection with restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The Company is also seeking recovery for the costs of the SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. The parties are currently involved in motion practice in the New Jersey action and discovery and depositions have commenced in the Florida action. In October 2019, the Company entered into a confidential Settlement Agreement with Elyse Douglas. Since then, the Company has been engaged in motion practice in New Jersey by filing a Second Amended Complaint which was filed in May of 2020. In the Florida action, the Company has been engaged in discovery and depositions. Pursuant to the agreements governing the separation of Herc Holdings from Hertz Global that occurred on June 30, 2016, Herc Holdings is entitled to 15% of the net proceeds of any repayment or recovery.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
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

Note 13—Related Party Transactions

Agreements with the Icahn Group

In the normal course of business, the Company purchases goods and services and leases property from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack (collectively, the "Icahn Group"). In May 2020, the Icahn Group fully divested all owned shares of Hertz Global common stock (the "Icahn Divestiture"). As a result of the Icahn Divestiture, the Icahn Group is no longer a related party of the Company.

During the two and five months ended May 31, 2020, the Company purchased approximately $6 million and $23 million, respectively, worth of goods and services from these related parties. During the three months and six months ended June 30, 2019, the Company purchased approximately $12 million and $24 million, respectively, worth of goods and services from these related parties.

Subsequent to the Icahn Divestiture, there continues to be arms-length transactions between the Company and the Icahn Group.

Transactions and Agreements between Hertz Holdings and Hertz

In June 2019, Hertz entered into a master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2020 (the "2019 Master Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of December 31, 2019, the amount outstanding under the 2019 Master Loan was $129 million, representing advances and any accrued but unpaid interest. Additionally, Hertz had a loan due to an affiliate in the amount of $65 million as of December 31, 2019 which represents a tax-related liability to Hertz Holdings. The net impact of the above amounts are included in stockholder's equity in the accompanying unaudited condensed consolidated balance sheet of Hertz as of December 31, 2019.

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the full amount outstanding under the 2019 Master Loan was deemed uncollectible, resulting in a charge of $133 million which was recorded in the accompanying unaudited condensed consolidated statements of operations for Hertz for the three and six months ended June 30, 2020. Additionally, the loan due to an affiliate, which represents a tax-related liability from Hertz to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz Holdings, in the amount of $65 million was classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet of Hertz as of June 30, 2020. See Note 15, "Liabilities Subject to Compromise".

On May 23, 2020, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $25 million with an expiration in May 2021. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of June 30, 2020 no transactions had been recorded.

767 Auto Leasing LLC

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with the Icahn Group, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. As disclosed above, due to the Icahn Divestiture, the Icahn Group is no longer a related party of the Company. Hertz leases the vehicles purchased by 767 under the 767 Lease Agreement or from third parties, under a mutually developed fleet plan and Hertz manages, services, repairs, sells and maintains those leased vehicles on behalf of 767. Hertz currently rents the leased vehicles to drivers of transportation network companies ("TNC") from rental counters within locations leased or owned by affiliates of 767 ("Icahn Locations"), including locations operated under a master lease agreement with The Pep Boys - Manny, Joe & Jack. The 767 Lease Agreement had an initial term, as extended, of approximately 22 months, and is subject to automatic six month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six month renewal.

767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp. ("AEPC"), an entity affiliated with the Icahn Group. During the three and six months ended June 30, 2019, AEPC contributed $20 million and $45 million, respectively, to 767 along with certain services. There were no cash contributions from AEPC to 767 during the three and six months ended June 30, 2020, except for certain services.

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

Note 14—Segment Information

The Company’s chief operating decision maker assesses performance and allocates resources based upon the financial information for the Company’s operating segments. The Company aggregates certain of its operating segments into its reportable segments. The Company has identified three reportable segments, which are organized based on the products and services provided by its operating segments and the geographic areas in which its operating segments conduct business, as follows:

•U.S. Rental Car ("U.S. RAC") - rental of vehicles (i.e., cars, crossovers, vans and light trucks), as well as sales of value-added services, in the U.S. and consists of the Company's U.S. operating segment;

•International Rental Car ("International RAC") - rental and leasing of vehicles (i.e., cars, vans, crossovers and light trucks), as well as sales of value-added services, internationally and consists of the Company's Europe and Other International operating segments, which are aggregated into a reportable segment based

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
primarily upon similar economic characteristics, products and services, customers, delivery methods and general regulatory environments;

•All Other Operations - primarily consists of the Company's Donlen business, which provides vehicle leasing and fleet management services, together with other business activities which represent less than 1% of revenues and expenses of the segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Revenues
U.S. Rental Car	$533	$1,784	$1,914	$3,304
International Rental Car	135	560	502	993
All Other Operations(1)	164	167	339	321
Total Hertz Global and Hertz	$832	$2,511	$2,755	$4,618
Depreciation of revenue earning vehicles and lease charges
U.S. Rental Car	$408	$411	$871	$797
International Rental Car	81	106	170	203
All Other Operations	121	117	245	226
Total Hertz Global and Hertz	$610	$634	$1,286	$1,226
Adjusted EBITDA
U.S. Rental Car	$(470)	$156	$(668)	$163
International Rental Car	(127)	56	(172)	42
All Other Operations	23	24	48	45
Corporate	(13)	(29)	(38)	(47)
Total Hertz Global and Hertz	$(587)	$207	$(830)	$203

(1)  Certain amounts have been adjusted due to rounding.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(In millions)	June 30, 2020	December 31, 2019
Total assets
U.S. Rental Car	$15,614	$16,459
International Rental Car	3,783	4,563
All Other Operations	1,970	2,115
Corporate	1,749	1,490
Total Hertz Global(1)	23,116	24,627
Corporate - Hertz(2)	(29)	—
Total Hertz(1)	$23,087	$24,627

(1)  The consolidated total assets of Hertz Global and Hertz as of June 30, 2020 and December 31, 2019 include total assets of VIEs of $986 million and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. See "Special Purpose Entities" in Note 5, "Debt," and "767 Auto Leasing LLC" in Note 13, "Related Party Transactions," for further information.
(2) Excludes net proceeds from the ATM Program of $29 million as disclosed in Note 9, "Earnings (Loss) Per Share - Hertz Global."

Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Adjusted EBITDA:
U.S. Rental Car	$(470)	$156	$(668)	$163
International Rental Car	(127)	56	(172)	42
All Other Operations	23	24	48	45
Total reportable segments	(574)	236	(792)	250
Corporate(1)	(13)	(29)	(38)	(47)
Total Hertz Global	(587)	207	(830)	203
Adjustments:
Non-vehicle depreciation and amortization	(57)	(51)	(110)	(99)
Non-vehicle debt interest, net	(44)	(72)	(101)	(144)
Vehicle debt-related charges(2)	(15)	(9)	(24)	(19)
Restructuring and restructuring related charges(3)	(41)	(4)	(47)	(10)
Technology-related intangible and other asset impairments(4)	(193)	—	(193)	—
Information technology and finance transformation costs(5)	(8)	(38)	(25)	(60)
Reorganization items, net(6)	(23)	—	(23)	—
Pre-reorganization charges and non-debtor financing charges(7)	(45)	—	(45)	—
Other items(8)	(31)	11	(7)	25
Income (loss) before income taxes	$(1,044)	$44	$(1,405)	$(104)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Adjusted EBITDA:
U.S. Rental Car	$(470)	$156	$(668)	$163
International Rental Car	(127)	56	(172)	42
All Other Operations	23	24	48	45
Total reportable segments	(574)	236	(792)	250
Corporate(1)	(13)	(29)	(38)	(47)
Total Hertz Global	(587)	207	(830)	203
Adjustments:
Non-vehicle depreciation and amortization	(57)	(51)	(110)	(99)
Non-vehicle debt interest, net	(43)	(70)	(99)	(141)
Vehicle debt-related charges(2)	(15)	(9)	(24)	(19)
Restructuring and restructuring related charges(3)	(41)	(4)	(47)	(10)
Technology-related intangible and other asset impairments(4)	(193)	—	(193)	—
Write-off of intercompany loan(9)	(133)	—	(133)	—
Information technology and finance transformation costs(5)	(8)	(38)	(25)	(60)
Reorganization items, net(6)	(23)	—	(23)	—
Pre-reorganization charges and non-debtor financing charges(7)	(45)	—	(45)	—
Other items(8)	(31)	11	(7)	25
Income (loss) before income taxes	$(1,176)	$46	$(1,536)	$(101)

(1)Represents other reconciling items primarily consisting of general corporate expenses, non-vehicle interest expense, as well as other business activities.
(2)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(3)Represents charges incurred under restructuring actions as defined in U.S. GAAP. See Note 7, "Restructuring" for further information. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives.
(4)Represents the impairment of technology-related intangible assets and capitalized cloud computing implementation costs, as disclosed in Note 4, "Goodwill and Intangible Assets, Net."
(5)Represents costs associated with the Company’s information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes.
(6)Represents charges incurred associated with the filing of the Chapter 11 Cases, as disclosed in Note 16, "Reorganization Items, Net," including professional fees.
(7)Represents charges incurred prior to the filing of the Chapter 11 Cases, as disclosed in Note 1, "Background," which are comprised of preparation charges for the reorganization, such as professional fees and certain non-debtor financing charges.
(8)Represents miscellaneous items, including non-cash stock-based compensation charges, and amounts attributable to noncontrolling interests. In 2020, also includes a $20 million gain on the sale of non-vehicle capital assets, which was recorded in the first quarter, partially offset by second quarter charges of $18 million for losses associated with certain vehicle damages. In 2019, includes a $20 million gain on marketable securities, of which $9 million was recorded in the second quarter, and a $12 million gain on the sale of non-vehicle capital assets, of which $4 million was recorded in the second quarter.
(9)Represents the write-off of the 2019 Master Loan between Hertz and Hertz Holdings, as disclosed in Note 13, "Related Party Transactions."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 15—Liabilities Subject to Compromise

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2020 includes amounts classified as liabilities subject to compromise, which represent pre-petition liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors' current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments could be material and will be recorded in reorganization items, net in the accompanying unaudited condensed consolidated statements of operations.

The following table summarizes liabilities subject to compromise:

(In millions)	June 30, 2020
Accounts payable	$301
Accrued liabilities	226
Accrued taxes, net	27
Accrued interest on debt subject to compromise	46
Debt subject to compromise(1)	4,312
Liabilities subject to compromise - Hertz Global	$4,912
Due from Affiliate - Hertz(2)	65
Liabilities subject to compromise - Hertz	$4,977

(1) See Note 5, "Debt" for details of pre-petition, non-vehicle debt reported as liabilities subject to compromise as of June 30, 2020.
(2) See Note 13, "Related Party Transactions" for details of a pre-petition intercompany loan due to an affiliate reported as liabilities subject to compromise as of June 30, 2020.

Note 16—Reorganization Items, Net

The Debtors have incurred and will continue to incur costs associated with the reorganization, including professional and consulting fees. Charges associated with the Chapter 11 Cases have been recorded as reorganization items, net in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2020, the Company incurred $23 million of charges primarily for professional fees, all of which are unpaid as of June 30, 2020, and recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020.

Note 17—Condensed Combined Debtor-in-Possession Financial Information

The following financial statements represent the unaudited condensed combined financial statements of the Debtors. The results of the non-debtor entities are not included in these financial statements. Intercompany transactions among the Debtors have been eliminated in the following financial statements. Intercompany transactions among the Debtor and non-debtor entities have not been eliminated in the following financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
THE DEBTORS
CONDENSED COMBINED BALANCE SHEET
(in millions)

June 30, 2020
ASSETS
Cash and cash equivalents	$875
Restricted cash and cash equivalents	382
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,257
Receivables, net	454
Due from non-debtor affiliates	50,004
Prepaid expenses and other assets	629
Revenue earning vehicles, net	179
Property and equipment, net	633
Operating lease right-of-use assets	1,450
Investment in subsidiaries, net	4,458
Intangible assets, net	3,084
Goodwill	524
Total assets	$62,672

LIABILITIES AND EQUITY
Accounts payable	$—
Due to non-debtor affiliates	242
Accrued liabilities	506
Accrued taxes, net	19
Debt	150
Operating lease liabilities	1,422
Self-insured liabilities	263
Deferred income taxes, net	—
Total liabilities not subject to compromise	2,602
Liabilities subject to compromise	59,511
Total liabilities	62,113
Total equity attributable to the Debtors	559
Total liabilities and equity	$62,672

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE DEBTORS
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total revenues	$537	$1,873
Expenses:
Direct vehicle and operating	572	1,554
Depreciation of revenue earning vehicles and lease charges	667	2,364
Selling, general and administrative	126	297
Interest (income) expense, net	37	88
Technology-related intangible and other asset impairments	193	193
Other (income) expense, net	3	(18)
Reorganization items, net	23	23
Total expenses	1,621	4,501
Income (loss) before income taxes and equity in earnings (losses) of non-debtor entities	(1,084)	(2,628)
Income tax (provision) benefit	229	527
Equity in earnings (losses) of non-debtor entities	6	898
Net income (loss)	(849)	(1,203)
Total other comprehensive income (loss), net of tax	7	(32)
Comprehensive income (loss) attributable to the Debtors	$(842)	$(1,235)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE DEBTORS
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(in millions)

Six Months Ended June 30, 2020
Net cash provided by (used in) operating activities	$(26)
Cash flows from investing activities:
Revenue earning vehicles expenditures	(460)
Proceeds from disposal of revenue earning vehicles	433
Non-vehicle capital asset expenditures	(64)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	49
Sales of marketable securities	74
Capital contributions to non-debtor entities	(741)
Return of capital from non-debtor entities	838
Loan to non-debtor entity	(180)
Loan repayment from non-debtor entity	189
Net cash provided by (used in) investing activities	138
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	321
Repayments of vehicle debt	(374)
Proceeds from issuance of non-vehicle debt	1,498
Repayments of non-vehicle debt	(853)
Proceeds from the issuance of stock, net	29
Other	(2)
Net cash provided by (used in) financing activities	619
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	731
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	526
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,257

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
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

This MD&A should be read in conjunction with the MD&A presented in our 2019 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

In this MD&A we refer to the following non-GAAP measure and key metrics:
•Adjusted Corporate EBITDA - important non-GAAP measure to management because it allows management to assess the operational performance of our business, exclusive of certain items, and allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows them to assess our operational performance on the same basis that management uses internally. Adjusted EBITDA, the segment measure of profitability and accordingly a GAAP measure, is calculated exclusive of certain items which are largely consistent with those used in the calculation of Adjusted Corporate EBITDA.
•Depreciation Per Unit Per Month - important key metric to management and investors as depreciation of revenue earning vehicles and lease charges is one of our largest expenses for the vehicle rental business and is driven by the number of vehicles, expected residual values at the expected time of disposal and expected hold period of the vehicles. Depreciation Per Unit Per Month is reflective of how we are managing the costs of our vehicles and facilitates a comparison with other participants in the vehicle rental industry.
•Total Revenue Per Transaction Day ("Total RPD," also referred to as "pricing") - important key metric to management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and encompasses the elements in vehicle rental pricing that management has the ability to control.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•Total Revenue Per Unit Per Month ("Total RPU") - important key metric to management and investors as it provides a measure of revenue productivity relative to the total number of vehicles in our fleet whether owned or leased ("Average Vehicles" or "fleet capacity").
•Transaction Days - important key metric to management and investors as it represents the number of revenue generating days ("volume"). It is used as a component to measure Total RPD and Vehicle Utilization. Transaction Days represent the total number of 24-hour periods, with any partial period counted as one Transaction Day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one Transaction Day in a 24-hour period.
•Vehicle Utilization - important key metric to management and investors because it is the measurement of the proportion of our vehicles that are being used to generate revenues relative to fleet capacity. Higher Vehicle Utilization means more vehicles are being utilized to generate revenues.

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

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Overview of the Impact from COVID-19 on our Business

The outbreak of COVID-19 was declared a pandemic in March 2020 and has spread to multiple global regions. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in, and will likely continue to result in, significant disruptions to the global economy, as well as businesses around the world. In an effort to halt the outbreak of COVID-19, many governments around the world have placed significant restrictions on travel and many businesses have announced closures and imposed travel restrictions. There is continued uncertainty about the magnitude and duration of the negative impact from COVID-19 and the length and scope of travel restrictions and business closures imposed by governments of impacted countries and private businesses.

In response, we began aggressively managing costs, and (i) initiated a restructuring program affecting approximately 11,000 employees in our U.S. RAC segment and U.S. corporate operations, the majority of which were previously furloughed, (ii) actively negotiated to abate or defer our airport rent and concession payments, (iii) substantially reduced capital expenditures; (iv) eliminated discretionary marketing spend; and (v) reduced our commitments to purchase vehicles by approximately $4.0 billion from original commitments in our U.S. RAC segment, the majority of which were due to be delivered during the second quarter of 2020.

Although we took aggressive action to eliminate costs, we faced significant ongoing monthly expenses, including monthly payments under our Operating Lease, pursuant to which Hertz leases vehicles which we use in our U.S.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
rental car operations. On April 27, 2020, Hertz did not make certain payments in accordance with the Operating Lease, and as a result, an amortization event was in effect as of May 5, 2020 for all series of notes issued by HVF II and a liquidation event was in effect with respect to the Series 2013-A Notes issued by HVF II. Refer to Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 1, "Background" for additional information on the Forbearance Agreement and Waiver Agreements which expired on May 22, 2020.

Voluntary Petitions for Bankruptcy

In connection with the expiration of the Forbearance Agreement and the Waiver Agreements described above and the continuing economic impact from COVID-19, on May 22, 2020, the Debtors filed Petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re: the Hertz Corporation, et al., Case No. 20-11218 (MFW). Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a website administered by Prime Clerk, a third party bankruptcy claims and noticing agent. The information on this web site is not incorporated by reference and does not constitute part of this Form 10-Q.

COVID-19 Mitigation Actions Following the Chapter 11 Filing

As a result of our ongoing actions to eliminate costs in the second quarter of 2020, we have: (i) negotiated rent concessions in the form of abatement and payment deferrals of fixed and variable rent payments for our airport and off-airport locations in the amount of $30 million which represent amounts previously due in the period between April 1, 2020 and June 30, 2020; (ii) reduced our revenue earning vehicle expenditures by $4.4 billion, or 88%, in the second quarter of 2020 compared to 2019; (iii) reduced our non-vehicle capital asset expenditures by $51 million, or 80%, in the second quarter of 2020 compared to 2019 primarily due to a reduction in information technology and finance transformation program costs; (iv) returned approximately 19,000 program vehicles in our U.S. RAC segment in the second quarter of 2020 compared to 14,000 program vehicles in the second quarter of 2019, an increase of 36% period over period; and (v) sold 6,000, or 8%, more vehicles in our U.S. RAC segment in the second quarter of 2020 compared to 2019 due to strength in residual values. We are continuing to review our cost structure and fleet size to align with expected rental car volumes.

Liquidity Considerations Following the Chapter 11 Filing

On July 24, 2020, per the terms of the Interim Lease Order entered on July 24, 2020, the Debtors were directed, among other things, to: (i) make $650 million of base rent payments under the Operating Lease to the HVF trustee in the amount of six equal monthly payments of approximately $108 million commencing in July 2020 through December 2020; and (ii) dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, inclusive, where the proceeds of the dispositions, subject to certain exclusions set forth in the Interim Lease Order, will be used to make payments under the Master Lease. Litigation relating to the Master Lease will be suspended until January 15, 2021. For the period from June 1, 2020 through July 31, 2020, we disposed of approximately 100,000 vehicles which are associated with the Interim Order. Also, refer to "Liquidity and Capital Resources" section below.

Our Business

Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. Our business requires significant expenditures for vehicles, and as such, we require substantial liquidity to finance such expenditures. However, as a result of the Interim Order, Hertz will dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, where the proceeds from

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
the dispositions will be used to make payments under the Master Lease. See the "Liquidity and Capital Resources" section of this MD&A for further information.
Our strategy includes optimization of our vehicle rental operations, disciplined performance management and evaluation of all locations and the pursuit of same-store sales growth.

Our total revenues are primarily derived from rental and related charges and consist of:
•Worldwide vehicle rental revenues - revenues from all company-operated vehicle rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and revenues associated with value-added services, including the sale of loss or collision damage waivers, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and other products and fees. Also included are ancillary revenues associated with retail vehicle sales and certain royalty fees from our franchisees (such fees are less than 2% of total revenues each period); and
•All other operations revenues - revenues from vehicle leasing and fleet management services by our Donlen business and other business activities.
Our expenses primarily consist of:
•Direct vehicle and operating expense ("DOE"), primarily wages and related benefits; commissions and concession fees paid to airport authorities, travel agents and others; facility, self-insurance and reservation costs; and other costs relating to the operation and rental of revenue earning vehicles, such as damage, maintenance and fuel costs;
•Depreciation expense and lease charges relating to revenue earning vehicles, including costs associated with the disposal of vehicles;
•Selling, general and administrative expense ("SG&A"), which includes advertising and administrative personnel costs, along with costs for information technology and finance transformation programs;
•Interest expense, net; and

•Reorganization items, net, which includes charges associated with the Chapter 11 Cases, primarily professional and consulting fees.

Our Business Segments

We have identified three reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:
•U.S. RAC - Rental of vehicles, as well as sales of value-added services, in the U.S.;
•International RAC - Rental and leasing of vehicles, as well as sales of value-added services, internationally; and
•All Other Operations - Comprised primarily of our Donlen business, which provides vehicle leasing and fleet management services, and other business activities.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
during the second and third quarters of the year. However, as a result of the COVID-19 mitigation actions discussed above, we initiated a restructuring program in the second quarter of 2020 affecting approximately 11,000 employees in our U.S. RAC segment and U.S. corporate operations. Additionally, as a result of the Interim Order, Hertz will dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, where the proceeds from the dispositions will be used to make payments under the Master Lease. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including utilization initiatives and the use of our information technology systems, to help manage our variable costs. We also maintain a flexible workforce, with a significant number of part-time and seasonal workers. Certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand.

Three and Six Months Ended June 30, 2020 Operating Overview

The pandemic has continued to cause a substantial reduction to airline travel. As a large portion of our business is generated at airport locations, these disruptions during our peak season have had, and we expect it to continue to have, a material adverse impact on our results of operations until such travel returns to historic levels. The following provides an overview of our business and financial performance and key factors influencing our results:

U.S. RAC

◦2Q 2020 versus 2Q 2019:
▪Total revenues decreased $1.3 billion, or 70%
▪Total RPU decreased 69% and Total RPD decreased 10%
▪Transaction Days decreased 69%
▪Depreciation of revenue earning vehicles and lease charges decreased 1% to $408 million
▪Depreciation Per Unit Per Month increased 10% to $271
▪Vehicle Utilization decreased to 28% from 82%
▪DOE as a percentage of total revenues increased to 105% from 59%
▪SG&A as a percentage of total revenues increased to 12% from 7%

◦First Half 2020 versus First Half 2019:
▪Total revenues decreased $1.4 billion, or 42%
▪Total RPU decreased 41% and Total RPD decreased 2%
▪Transaction Days decreased 42%
▪Depreciation of revenue earning vehicles and lease charges increased 9% to $871 million
▪Depreciation Per Unit Per Month increased 13% to $284
▪Vehicle Utilization decreased to 48% from 80%
▪DOE as a percentage of total revenues increased to 80% from 61%
▪SG&A as a percentage of total revenues increased to 9% from 7%

International RAC

◦2Q 2020 versus 2Q 2019:
▪Total revenues decreased $425 million, or 76%, and decreased $421 million, or 76%, excluding the impact of foreign currency exchange at average rates ("fx")
▪Total RPU decreased 64% and Total RPD decreased 24%
▪Transaction Days decreased 68%
▪Depreciation of revenue earning vehicles and lease charges decreased 24% to $81 million, and decreased $23 million, or 22%, excluding fx
▪Depreciation Per Unit Per Month increased 14% to $215
▪Vehicle Utilization decreased to 36% from 77%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
▪DOE as a percentage of total revenues increased to 101% from 59%
▪SG&A as a percentage of total revenues increased to 29% from 10%

◦First Half 2020 versus First Half 2019:
▪Total revenues decreased $490 million, or 49%, and decreased $474 million or 49%, excluding fx
▪Total RPU decreased 36% and Total RPD decreased 8%
▪Transaction Days decreased 44%
▪Depreciation of revenue earning vehicles and lease charges decreased 16% to $170 million, and decreased $28 million, or 14%, excluding fx
▪Depreciation Per Unit Per Month increased 6% to $209
▪Vehicle Utilization decreased to 52% from 76%
▪DOE as a percentage of total revenues increased to 80% from 62%
▪SG&A as a percentage of total revenues increased to 17% from 11%

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

Revenue Earning Vehicles

COVID-19 may have a significant impact on the used-vehicle market, resulting in a material deterioration of residual values. This deterioration could impact our current fleet and sales plans resulting in changes to the holding period of our vehicles as well as our ability to dispose of vehicles in the period originally anticipated. As a result of the Chapter 11 Cases, the Bankruptcy Court may issue orders directing us to dispose of vehicles sooner than anticipated. Changes in any or all of these variables could cause a material change in our estimates regarding depreciation expense.

Recoverability of Goodwill and Intangible Assets

As of June 30, 2020, we tested the recoverability of our goodwill and indefinite-lived intangible assets due to the impact to our business related to COVID-19, our reduction in cash flow projections and declines in the stock price of Hertz Global. The quantitative fair value test utilized our most recent cash flow projections, including a range of potential outcomes, along with a long-term growth rate of 1% and a range of discount rates between 12.5% and 13.0%. Based on the quantitative tests, no material impairments were recorded in the second quarter of 2020. However, the fair values of certain tradenames, which are indefinite-lived intangible assets, in our U.S. RAC and International RAC segments were in excess by 3% and 18% of the carrying values of $934 million and $560 million, respectively.

Subsequent to June 30, 2020, the adverse impact from COVID-19 to the overall travel industry and our business has continued. If there is further deterioration in cash flow projections, our ability to obtain future financing to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
maintain our fleet or the weighted average cost of capital assumptions used in our impairment analyses or if we are unable to execute our strategies, we may incur impairment charges related to our goodwill and indefinite-lived intangible assets which could be material.

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

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ In millions)	2020	2019		2020	2019
Total revenues	$832	$2,511	(67)%	$2,755	$4,618	(40)%
Direct vehicle and operating expenses	704	1,388	(49)	1,945	2,655	(27)
Depreciation of revenue earning vehicles and lease charges	610	634	(4)	1,286	1,226	5
Selling, general and administrative expenses	168	258	(35)	377	490	(23)
Interest expense, net:
Vehicle	132	127	4	250	238	5
Non-vehicle	43	70	(40)	99	141	(30)
Interest expense, net	175	197	(11)	349	379	(8)
Technology-related intangible and other asset impairments	193	—	NM	193	—	NM
Write-off of intercompany loan	133	—	NM	133	—	NM
Other (income) expense, net	2	(12)	NM	(15)	(31)	(49)
Reorganization items, net	23	—	NM	23	—	NM
Income (loss) before income taxes	(1,176)	46	NM	(1,536)	(101)	NM
Income tax (provision) benefit	219	(5)	NM	224	(4)	NM
Net income (loss)	(957)	41	NM	(1,312)	(105)	NM
Net (income) loss attributable to noncontrolling interests	5	(2)	NM	6	(1)	NM
Net income (loss) attributable to Hertz	$(952)	$39	NM	$(1,306)	$(106)	NM
Adjusted Corporate EBITDA(a)	$(587)	$207	NM	$(830)	$203	NM
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Total revenues decreased $1.7 billion in the second quarter of 2020 compared to 2019 due primarily to the impact from COVID-19 where there was a decrease of $1.3 billion and $425 million in our U.S. RAC and International RAC segments, respectively. U.S. RAC revenues decreased due to lower volume and pricing. Excluding a $4 million fx impact, revenues for our International RAC segment decreased $421 million also due to lower volume and pricing.

DOE decreased $684 million in the second quarter of 2020 compared to 2019 due primarily to a decrease of $491 million and $194 million in our U.S. RAC and International RAC segments, respectively. DOE in our U.S. RAC segment decreased due primarily to lower volume driven by the impact from COVID-19 on total revenues described above. Excluding a $5 million fx impact, DOE in our International RAC segment decreased $190 million due primarily to lower volume driven by the impact from COVID-19 on total revenues described above.

Depreciation of revenue earning vehicles and lease charges decreased $24 million in the second quarter of 2020 compared to 2019 due primarily to a decrease of $25 million in our International RAC segment. Excluding a $3 million fx impact, depreciation in our International RAC segment decreased $23 million.

SG&A decreased $90 million in the second quarter of 2020 compared to 2019 due primarily to lower marketing and personnel costs in our U.S. and International RAC segments and lower Information technology and finance transformation costs in our corporate operations.

Vehicle interest expense, net increased $5 million in the second quarter of 2020 compared to 2019.

Non-vehicle interest expense, net decreased $28 million in the second quarter of 2020 compared to 2019 due primarily to lower debt levels in the second quarter of 2020 compared to 2019 and lower market interest rates. Additionally, interest on certain non-vehicle debt was suspended as a result of filing the Chapter 11 Cases.

We had a $193 million impairment in the second quarter of 2020 of technology-related intangible assets and capitalized cloud computing implementation costs in our corporate operations due to uncertainty surrounding our financial ability to complete certain information technology projects as a result of COVID-19 and the filing of the Chapter 11 Cases.

We incurred a charge of $133 million in the second quarter of 2020 in our corporate operations resulting from the full write-off of the 2019 Master Loan with Hertz Holdings due to the filing of the Chapter 11 Cases.

We had other expense of $2 million for the second quarter of 2020 compared to $12 million in the second quarter of 2019, which was primarily comprised of a $9 million gain on marketable securities.

We incurred $23 million of net reorganization charges in the second quarter of 2020 in our corporate operations for professional fees associated with the Chapter 11 Cases.

The effective tax rate was 19% and (11)% in the second quarter of 2020 and 2019, respectively, and we recorded a tax benefit of $219 million in the second quarter of 2020 compared to a tax provision of $5 million in the second quarter of 2019. The increase of the effective income tax rate and related tax benefit were driven by increased losses on our operations due to the effect of COVID-19, primarily offset by the impact of valuation allowances on net deferred tax assets for certain foreign and domestic jurisdictions.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Total revenues decreased $1.9 billion in the first half of 2020 compared to 2019 due primarily to a decrease of $1.4 billion and $490 million in our U.S. RAC and International RAC segments, respectively. U.S. RAC revenues decreased due to lower volume and pricing. Excluding a $16 million impact of fx, revenues for our International RAC segment decreased $474 million also due to lower volume and pricing.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE decreased $710 million in the first half of 2020 compared to 2019 due primarily to a decrease of $498 million and $213 million in our U.S. RAC and International RAC segments, respectively. The decrease in U.S. RAC DOE was primarily due to lower volume driven by the impact from COVID-19 on total revenues described above. Excluding the $14 million impact of fx, DOE for International RAC decreased $200 million due to lower volume driven by the impact from COVID-19 on total revenues described above.

Depreciation of revenue earning vehicles and lease charges increased $61 million in the first half of 2020 compared to 2019 due to increases of $75 million and $20 million in our U.S. RAC segment and All Other Operations, respectively. The increase was partially offset by a decrease of $33 million in our International RAC segment. The increase in our U.S. RAC segment is due in part to lower year over year retail sales volume as a result of the COVID-19 shut-down of retail lots. Excluding the $5 million impact of fx, depreciation of revenue earning vehicles and lease charges for our International RAC segment decreased $28 million.

SG&A decreased $114 million in the first half of 2020 compared to 2019 due primarily to lower marketing and personnel costs in our U.S. and International RAC segments and lower information technology and finance transformation costs in our corporate operations.

Vehicle interest expense, net increased $11 million in the first half of 2020 compared to 2019 due primarily to higher vehicle debt levels primarily in our U.S. RAC segment, partially offset by lower market interest rates.

Non-vehicle interest expense, net in the first half of 2020 decreased by $42 million compared to 2019 due primarily to the redemption of the 2020 and 2021 Notes in the third quarter of 2019 and the suspension of interest on certain non-vehicle debt as a result of filing the Chapter 11 Cases.

We had a $193 million impairment of technology-related intangible assets and capitalized cloud computing implementation costs in the first half of 2020 in our corporate operations due to uncertainty surrounding our financial ability to complete certain information technology projects as a result of COVID-19 and the filing of the Chapter 11 Cases.

We incurred a charge of $133 million in the first half of 2020 in our corporate operations resulting from the full write-off of the 2019 Master Loan with Hertz Holdings due to the filing of the Chapter 11 Cases.

We had other income of $15 million in the first half of 2020 compared to $31 million in the first half of 2019. Other income in 2020 was primarily comprised of a $20 million gain due to additional cash received from the sale of non-vehicle capital assets, which was completed in the fourth quarter of 2019, partially offset by $4 million in pension-related settlement charges. Other income in 2019 was primarily comprised of a $20 million gain on marketable securities and a $12 million gain on the sale of non-vehicle capital assets.

We incurred $23 million of net reorganization charges in the first half of 2020 in our corporate operations for professional fees associated with the Chapter 11 Cases.

The effective tax rate in the first half of 2020 was 15% compared to 4% in the first half of 2019. We recorded a tax benefit of $224 million in the first half of 2020 compared to a tax provision of $4 million in the first half of 2019. The increase of the effective income tax rate and related tax benefit in 2020 compared to 2019 is due to increased losses on our operations due to the effect of COVID-19, primarily offset by the impact of valuation allowances on net deferred tax assets for certain foreign and domestic jurisdictions.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Hertz Global had $1 million and $2 million of interest expense, net, for the second quarter and first half of 2020, respectively, and $2 million and $3 million of interest expense, net for the second quarter and first half of 2019, respectively, that was incremental to the amounts shown for Hertz. This amount represents interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations, but this amount is eliminated in consolidation for purposes of presenting Hertz Global. For the second quarter and first half of 2020, Hertz had $27 million and $28 million, respectively, of income tax benefit that was incremental to the amounts shown for Hertz Global due primarily to the master loan write-off included in Hertz's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report on Form 10-Q. For the second quarter and first half of 2019, Hertz Global had $1 million of income tax benefit that was incremental to the amounts shown for Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ In millions, except as noted)	2020	2019		2020	2019
Total revenues	$533	$1,784	(70)%	$1,914	$3,304	(42)%
Depreciation of revenue earning vehicles and lease charges	$408	$411	(1)	$871	$797	9
Direct vehicle and operating expenses	$561	$1,052	(47)	$1,530	$2,028	(25)
Direct vehicle and operating expenses as a percentage of total revenues	105%	59%		80%	61%
Selling, general and administrative expenses	$63	$119	(47)	$180	$241	(25)
Selling, general and administrative expenses as a percentage of total revenues	12%	7%		9%	7%
Vehicle interest expense	$98	$90	8	$183	$166	11
Adjusted EBITDA	$(470)	$156	NM	$(668)	$163	NM
Transaction Days (in thousands)(b)	12,964	41,173	(69)	44,529	76,754	(42)
Average Vehicles (in whole units)(c)	502,763	554,794	(9)	510,672	528,281	(3)
Vehicle Utilization(c)	28%	82%		48%	80%
Total RPD (in whole dollars)(d)	$38.17	$42.54	(10)	$41.41	$42.24	(2)
Total RPU Per Month (in whole dollars)(e)	$328	$1,052	(69)	$602	$1,023	(41)
Depreciation Per Unit Per Month (in whole dollars)(f)	$271	$247	10	$284	$251	13
Percentage of program vehicles as of period end	6%	16%		6%	16%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Total U.S. RAC revenues decreased $1.3 billion in the second quarter of 2020 compared to 2019 due to lower volume and pricing. The 69% decrease in Transaction Days and 10% decrease in Total RPD were driven by the impact from COVID-19 with declines in leisure and most business categories, excluding delivery services where volume and pricing increased year over year. Volume decreased in both our airport and off airport business by 82% and 47%, respectively. Off airport revenues comprised 60% of total revenues for the segment in the second quarter of 2020 as compared to 32% in the second quarter of 2019.

Depreciation of revenue earning vehicles and lease charges for U.S. RAC decreased $2 million in the second quarter of 2020 compared to 2019. Depreciation Per Unit Per Month increased to $271 in the second quarter of 2020 compared to $247 in the second quarter of 2019 due primarily to the impact of residual values on certain vehicle models.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
DOE for U.S. RAC decreased $491 million in the second quarter of 2020 compared to 2019 due primarily to lower volume driven by the impact from COVID-19 on total revenues described above and lower personnel costs due to an employee restructuring program in response to COVID-19.

SG&A for U.S. RAC decreased $56 million in the second quarter of 2020 compared to 2019 due primarily to lower marketing and personnel costs in response to COVID-19.

Vehicle interest expense for U.S. RAC increased $8 million in the second quarter of 2020 compared to 2019.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Total U.S. RAC revenues decreased $1.4 billion in the first half of 2020 compared to 2019 due to lower volume and pricing. The 42% decrease in Transaction Days and 2% decrease in Total RPD were driven by the impact from COVID-19 with declines in leisure and most business categories, excluding delivery services, where volume and pricing increased year over year. Volume decreased in both our airport and off airport locations by 51% and 28%, respectively. Off airport revenues comprised 42% of total revenues for the segment in the first half of 2020 as compared to 32% in the first half of 2019.

Depreciation of revenue earning vehicles and lease charges for U.S. RAC increased by $75 million in the first half of 2020 compared to 2019. Depreciation Per Unit Per Month increased to $284 in the first half of 2020 compared to $251 in the first half of 2019 due in part to lower year over year retail sales volume as a result of the COVID-19 shut-down of retail lots.

DOE for U.S. RAC decreased $498 million in the first half of 2020 compared to 2019 due primarily to lower volume driven by the impact from COVID-19 on total revenues for the first half of 2020 described above and lower personnel costs due to an employee restructuring program in response to COVID-19.

SG&A decreased $60 million in the first half of 2020 compared to 2019 due primarily to lower marketing and personnel costs in response to COVID-19.

Vehicle interest expense increased $18 million in the first half of 2020 compared to 2019 due to higher vehicle debt levels, partially offset by lower market interest rates.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
International Rental Car

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2020	2019		2020	2019
Total revenues	$135	$560	(76)%	$502	$993	(49)%
Depreciation of revenue earning vehicles and lease charges	$81	$106	(24)	$170	$203	(16)
Direct vehicle and operating expenses	$136	$330	(59)	$401	$614	(35)
Direct vehicle and operating expenses as a percentage of total revenues	101%	59%		80%	62%
Selling, general and administrative expenses	$39	$55	(28)	$85	$111	(23)
Selling, general and administrative expenses as a percentage of total revenues	29%	10%		17%	11%
Vehicle interest expense	$23	$24	(3)	$44	$47	(5)
Adjusted EBITDA	$(127)	$56	NM	$(172)	$42	NM
Transaction Days (in thousands)(b)	4,256	13,125	(68)	13,119	23,252	(44)
Average Vehicles (in whole units)(c)	129,615	186,881	(31)	138,801	169,814	(18)
Vehicle Utilization(c)	36%	77%		52%	76%
Total RPD (in whole dollars)(d)	$32.56	$42.68	(24)	$39.18	$42.49	(8)
Total RPU Per Month (in whole dollars)(e)	$356	$999	(64)	$617	$970	(36)
Depreciation Per Unit Per Month (in whole dollars)(f)	$215	$189	14	$209	$198	6
Percentage of program vehicles as of period end	34%	50%		34%	50%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Total revenues for International RAC decreased $425 million in the second quarter of 2020 compared to 2019 due to lower volume and pricing. Transaction days decreased 68% and Total RPD decreased 24%. Excluding a $4 million fx impact, revenues decreased $421 million due to lower volume and pricing across all leisure and business categories driven by the impact of COVID-19.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $25 million in the second quarter of 2020 compared to 2019. Excluding a $3 million fx impact, depreciation decreased $23 million. Depreciation Per Unit Per Month for International RAC increased to $215 for the second quarter of 2020 compared to $189 in 2019 due to a decline in the residual values of risk vehicles and the accelerated return of program vehicles due to COVID-19.

DOE for International RAC decreased $194 million in the second quarter of 2020 compared to 2019. Excluding a $5 million fx impact, DOE decreased $190 million due primarily to lower volume driven by the impact from COVID-19 on total revenues described above and lower personnel costs due to government support across Europe related to COVID-19.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
SG&A for International RAC decreased $15 million in the second quarter of 2020 compared to 2019 due in part to lower marketing costs and decreases due to lower personnel costs attributable to government support across Europe related to COVID-19.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Total revenues for International RAC decreased $490 million in the first half of 2020 compared to 2019 due to lower volume and pricing. Transactions Days decreased 44% and Total RPD decreased 8%. Excluding a $16 million fx impact, revenues decreased $474 million due to lower volume and pricing across all leisure and business categories driven by the impact of COVID-19.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $33 million in the first half of 2020 compared to 2019. Excluding the $5 million fx impact, depreciation decreased $28 million. Depreciation Per Unit Per Month for International RAC increased to $209 in the first half of 2020 compared to $198 in the first half of 2019 due to the mix of risk and program vehicles as we accelerated the return of program vehicles due to COVID-19.

DOE for International RAC decreased $213 million in the first half of 2020 compared to 2019. Excluding a $14 million fx impact, DOE decreased $200 million due primarily to lower volume driven by the impact from COVID-19 on total revenues for the first half of 2020 described above and lower personnel costs due to government support across Europe related to COVID-19.

SG&A decreased $26 million in the first half of 2020 compared to 2019 due in part to lower marketing costs and decreases due to lower personnel costs attributable to government support across Europe related to COVID-19.

All Other Operations

The All Other Operations segment is primarily comprised of our Donlen business and, as such, our discussion is limited to Donlen.

Results of operations for this segment are as follows:

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions)	2020	2019		2020	2019
Total revenues	$164	$167	(1)%	$339	$321	6%
Depreciation of revenue earning vehicles and lease charges	$121	$117	4	$245	$226	9
Direct vehicle and operating expenses	$6	$7	(13)	$13	$13	(3)
Selling, general and administrative expenses	$8	$7	19	$5	$14	(65)
Vehicle interest expense	$11	$13	(13)	$23	$25	(8)
Adjusted EBITDA	$23	$24	(3)	$48	$45	5
Average Vehicles - Donlen	196,018	207,704	(6)	198,691	200,251	(1)

In the second quarter of 2020 as compared to 2019, Donlen's results decreased slightly due to lower leasing volume from vehicles used in ride sharing, which also resulted in the reduction to average vehicles. In the first half of 2020 versus 2019, Donlen's results were favorable due to higher leasing volume generated during the first quarter of 2020 and a decrease in SG&A due to gains on interest rate derivative financial instruments.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)Adjusted Corporate EBITDA is calculated as net income (loss) attributable to Hertz or Hertz Global, adjusted for income taxes, non-vehicle depreciation and amortization, non-vehicle debt interest, net, vehicle debt-related charges, loss on extinguishment of vehicle debt, restructuring and restructuring related charges, goodwill, intangible and tangible asset impairments and write-downs, intercompany loan write-offs, information technology and finance transformation costs, reorganization items, net, pre-reorganization items and non-debtor financing charges and certain other miscellaneous items. When evaluating our operating performance, investors should not consider Adjusted Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance determined in accordance with U.S. GAAP. The reconciliations to the most comparable consolidated U.S. GAAP measure are presented below:

Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income (loss) attributable to Hertz	$(952)	$39	$(1,306)	$(106)
Adjustments:
Income tax provision (benefit)	(219)	5	(224)	4
Non-vehicle depreciation and amortization	57	51	110	99
Non-vehicle debt interest, net	43	70	99	141
Vehicle debt-related charges(1)	15	9	24	19
Restructuring and restructuring related charges(2)	41	4	47	10
Technology-related intangible and other asset impairment(3)	193	—	193	—
Write-off of intercompany loan(4)	133	—	133	—
Information technology and finance transformation costs(5)	8	38	25	60
Reorganization items, net(6)	23	—	23	—
Pre-reorganization and non-debtor financing charges(7)	45	—	45	—
Other items(8)	26	(9)	1	(24)
Adjusted Corporate EBITDA	$(587)	$207	$(830)	$203

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income (loss) attributable to Hertz Global	$(847)	$38	$(1,203)	$(108)
Adjustments:
Income tax provision (benefit)	(192)	4	(196)	3
Non-vehicle depreciation and amortization	57	51	110	99
Non-vehicle debt interest, net	44	72	101	144
Vehicle debt-related charges(1)	15	9	24	19
Restructuring and restructuring related charges(2)	41	4	47	10
Technology-related intangible and other asset impairment(3)	193	—	193	—
Information technology and finance transformation costs(5)	8	38	25	60
Reorganization items, net(6)	23	—	23	—
Pre-reorganization and non-debtor financing charges(7)	45	—	45	—
Other items(8)	26	(9)	1	(24)
Adjusted Corporate EBITDA	$(587)	$207	$(830)	$203

(1)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(2)Represents charges incurred under restructuring actions as defined in U.S. GAAP. See Note 7, "Restructuring" in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(3)Represents the impairment of technology-related intangible assets and capitalized cloud computing implementation costs, as disclosed in Note 4, "Goodwill and Intangible Assets, Net," in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(4)Represents the write-off of the 2019 Master Loan between Hertz and Hertz Holdings, as disclosed in Note 13, "Related Party Transactions," in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(5)Represents costs associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize our systems and processes.
(6)Represents charges incurred associated with the filing of the Chapter 11 Cases, as described in Note 16, "Reorganization Items, Net," in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, including professional fees.
(7)Represents charges incurred prior to the filing of the Chapter 11 Cases comprised of preparation charges for the reorganization, such as professional fees and certain non-debtor financing charges.
(8)Represents miscellaneous items, including non-cash stock-based compensation charges. In 2020, also includes a $20 million gain on the sale of non-vehicle capital assets, which was recorded in the first quarter, partially offset by second quarter charges of $18 million for losses associated with certain vehicle damages. In 2019, includes a $20 million gain on marketable securities, of which $9 million was recorded in the second quarter, and a $12 million gain on the sale of non-vehicle capital assets, of which $4 million was recorded in the second quarter.

(b)Transaction Days represent the total number of 24-hour periods, with any partial period counted as one Transaction Day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one Transaction Day in a 24-hour period.

(c)Average Vehicles are determined using a simple average of the number of vehicles at the beginning and end of a given period. Among other things, Average Vehicles is used to calculate our Vehicle Utilization which represents the portion of our vehicles that are being utilized to generate revenues. Vehicle Utilization is calculated by dividing total Transaction Days by Available Car Days. The calculation of Vehicle Utilization is shown in the table below:

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
	2020	2019	2020	2019
Transaction Days (in thousands)	12,964	41,173	4,256	13,125
Average Vehicles (in whole units)	502,763	554,794	129,615	186,881
Number of days in period (in whole units)	91	91	91	91
Available Car Days (in thousands)	45,751	50,486	11,795	17,006
Vehicle Utilization	28%	82%	36%	77%

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
	2020	2019	2020	2019
Transaction Days (in thousands)	44,529	76,754	13,119	23,252
Average Vehicles (in whole units)	510,672	528,281	138,801	169,814
Number of days in period (in whole units)	182	181	182	181
Available Car Days (in thousands)	92,942	95,619	25,262	30,736
Vehicle Utilization	48%	80%	52%	76%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(d)Total RPD is calculated as total revenues less ancillary retail vehicle sales revenues, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates ("Total Rental Revenues"), divided by the total number of Transaction Days. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. The calculation of Total RPD is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
($ in millions, except as noted)	2020	2019	2020	2019
Total revenues	$533	$1,784	$135	$560
Ancillary retail vehicle sales revenues	(38)	(33)	—	—
Foreign currency adjustment(1)	—	—	4	—
Total Rental Revenues	$495	$1,751	$139	$560
Transaction Days (in thousands)	12,964	41,173	4,256	13,125
Total RPD (in whole dollars)	$38.17	$42.54	$32.56	$42.68

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2020	2019	2020	2019
Total revenues	$1,914	$3,304	$502	$993
Ancillary retail vehicle sales revenues	(70)	(62)	—	—
Foreign currency adjustment(1)	—	—	12	(4)
Total Rental Revenues	$1,844	$3,242	$514	$989
Transaction Days (in thousands)	44,529	76,754	13,119	23,252
Total RPD (in whole dollars)	$41.41	$42.24	$39.18	$42.49

(1)Based on December 31, 2019 foreign currency exchange rates for all periods presented.

(e) Total RPU Per Month is calculated as Total Rental Revenues divided by the Average Vehicles in each period and then divided by the number of months in the period reported. The calculation of Total RPU Per Month is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
($ in millions, except as noted)	2020	2019	2020	2019
Total Rental Revenues	$495	$1,751	$139	$560
Average Vehicles (in whole units)	502,763	554,794	129,615	186,881
Total revenue per unit (in whole dollars)	$985	$3,156	$1,072	$2,997
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$328	$1,052	$356	$999

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2020	2019	2020	2019
Total Rental Revenues	$1,844	$3,242	$514	$989
Average Vehicles (in whole units)	510,672	528,281	138,801	169,814
Total revenue per unit (in whole dollars)	$3,611	$6,137	$3,703	$5,824
Number of months in period (in whole units)	6	6	6	6
Total RPU Per Month (in whole dollars)	$602	$1,023	$617	$970

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

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

	U.S. Rental Car		International Rental Car
	Three Months Ended June 30,
($ in millions, except as noted)	2020	2019	2020	2019
Depreciation of revenue earning vehicles and lease charges	$408	$411	$81	$106
Foreign currency adjustment(1)	—	—	3	—
Adjusted depreciation of revenue earning vehicles and lease charges	$408	$411	$84	$106
Average Vehicles (in whole units)	502,763	554,794	129,615	186,881
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$812	$741	$648	$567
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$271	$247	$215	$189

	U.S. Rental Car		International Rental Car
	Six Months Ended June 30,
($ in millions, except as noted)	2020	2019	2020	2019
Depreciation of revenue earning vehicles and lease charges	$871	$797	$170	$203
Foreign currency adjustment(1)	—	—	4	(1)
Adjusted depreciation of revenue earning vehicles and lease charges	$871	$797	$174	$202
Average Vehicles (in whole units)	510,672	528,281	138,801	169,814
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$1,706	$1,509	$1,254	$1,190
Number of months in period (in whole units)	6	6	6	6
Depreciation Per Unit Per Month (in whole dollars)	$284	$251	$209	$198

(1)Based on December 31, 2019 foreign currency exchange rates for all periods presented.
LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by financing arrangements maintained in the U.S. and internationally.

As of June 30, 2020, we had approximately $1.4 billion of unrestricted cash and unrestricted cash equivalents and $916 million of restricted cash and restricted cash equivalents. Of these amounts, approximately $375 million of unrestricted cash and unrestricted cash equivalents and $81 million of restricted cash and restricted cash equivalents was held by our subsidiaries outside of the U.S. As a result of the impact of COVID-19 discussed above, we changed our indefinite investment assertion with respect to our non-U.S. earnings, and if not in the form of loan repayments or subject to favorable tax treaties, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional cash taxes.

Liquidity Considerations Related to COVID-19
As noted above, the outbreak of COVID-19 has spread across the globe, resulting in a global economic slowdown and disruptions of travel and other industries, all of which are continuing to negatively impact our industry. In addition, COVID-19 has resulted in our employees, contractors, suppliers, customers and other business partners being prevented from conducting normal business activities for an indefinite period of time. This has been caused largely by shutdowns that have been requested or mandated by governmental authorities.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
As a result, we (i) initiated a restructuring program affecting approximately 11,000 employees in our U.S. RAC segment and U.S. corporate operations, the majority of which were previously furloughed, (ii) actively negotiated to abate or defer our airport rent and concession payments, (iii) substantially reduced capital expenditures and (iv) eliminated discretionary marketing spend; and (v) reduced our commitments to purchase vehicles by approximately $4.0 billion from original commitments in our U.S. RAC segment, the majority of which were due to be delivered during the second quarter of 2020.

Although we took aggressive action to eliminate costs, we faced significant ongoing monthly expenses, including monthly payments under our Operating Lease, pursuant to which Hertz leases vehicles which we use in our U.S. rental car operations. On April 27, 2020, Hertz did not make certain payments in accordance with its Operating Lease, and as a result, an amortization event was in effect as of May 5, 2020 for all series of notes issued by HVF II and a liquidation event was in effect with respect to the Series 2013-A Notes issued by HVF II. Refer to Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 1, "Background" for additional information on the Forbearance Agreement and Waiver Agreements which expired on May 22, 2020.

Voluntary Petitions for Bankruptcy

In connection with the expiration of the Forbearance Agreement and the Waiver Agreements described above and the continuing economic impact from COVID-19, on May 22, 2020, the Debtors filed Petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re: the Hertz Corporation, et al., Case No. 20-11218 (MFW). Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a website administered by Prime Clerk, a third party bankruptcy claims and noticing agent. The information on this web site is not incorporated by reference and does not constitute part of this Form 10-Q.

The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors and certain fees to airport authorities; (iv) continue to maintain certain customer programs; (v) maintain their insurance program; (vi) use cash collateral on an interim basis; and (viii) continue their cash management system.

COVID-19 Mitigation Actions Following the Chapter 11 Filing

As a result of our ongoing actions to eliminate costs in the second quarter of 2020, we have: (i) negotiated rent concessions in the form of abatement and payment deferrals of fixed and variable rent payments for our airport and off-airport locations in the amount of $30 million which represent amounts previously due in the period between April 1, 2020 and June 30, 2020; (ii) reduced our revenue earning vehicle expenditures by $4.4 billion, or 88%, in the second quarter of 2020 compared to 2019; (iii) reduced our non-vehicle capital asset expenditures by $51 million, or 80%, in the second quarter of 2020 compared to 2019 primarily due to a reduction in information technology and finance transformation program costs; (iv) returned approximately 19,000 program vehicles in our U.S. RAC segment in the second quarter of 2020 compared to 14,000 program vehicles in the second quarter of 2019, an increase of 36% period over period; and (v) sold 6,000, or 8%, more vehicles in our U.S. RAC segment in the second quarter of 2020 compared to 2019 due to strength in residual values. We are continuing to review our cost structure and fleet size to align with expected rental car volumes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Borrowing Capacity and Availability

The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of the Company's existing debt obligations. As a result of the filing of the Chapter 11 Cases, the remaining capacity under almost all of our revolving credit facilities was terminated, as disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 5, "Debt." Consequently, the proceeds of sales of vehicles which serve as collateral for such vehicle finance facilities must be applied to the payment of the related indebtedness of the Non-Debtor Financing Subsidiaries and are not otherwise available to fund our operations. Additionally, we are precluded from accessing any of our subordinated investment in the vehicle collateral until the related defaults are waived or the third party funding under those facilities has been retired, either through the monetization of the underlying collateral or the refinancing of the related indebtedness. Additionally, proceeds from vehicle receivables, excluding manufacturer rebates, as of June 30, 2020 and ongoing vehicle sales must be applied to vehicle debt in amortization.

On July 24, 2020, per the terms of the Interim Lease Order entered on July 24, 2020, the Debtors were directed, among other things, to: (i) make $650 million of base rent payments under the Operating Lease to the HVF trustee in the amount of six equal monthly payments of approximately $108 million commencing in July 2020 through December 2020; (ii) dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, inclusive, where the proceeds of the dispositions, subject to certain exclusions set forth in the Interim Lease Order, will be used to make payments under the Master Lease; and (iii) fund interest payments on the Master Lease from draws on certain existing letters of credit, which are reimbursable by the Debtors. Litigation relating to the Master Lease will be suspended until January 15, 2021. For the period from June 1, 2020 through July 31, 2020, we disposed of approximately 100,000 vehicles which are associated with the Interim Order.

We currently have waivers related to the filing of the Chapter 11 Cases under our European Vehicle Notes, European ABS and U.K. Fleet Financing facility that expire on September 30, 2020, as disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 5, "Debt."

Our inability to access our Senior RCF facility or retain any proceeds from the sale of vehicles under our U.S. ABS programs means that our source of liquidity is almost entirely our cash and cash equivalents on hand and cash generated from our operations. As of June 30, 2020, we had $1.4 billion of unrestricted cash and unrestricted cash equivalents which we believe will be sufficient to fund our operations through approximately December 31, 2020, assuming we do not experience any unforeseen liquidity needs before then, which could result in the utilization of the liquidity in advance of December 31, 2020. We believe, however, that if, among other things, (i) we cannot successfully extend the international vehicle debt waivers that expire on September 30, 2020, (ii) we cannot successfully implement a plan of reorganization, and (iii) there is not a significant recovery in the economic conditions in our major markets, our available cash and cash equivalents and cash generated by our operations will not be sufficient to fund operating requirements for the next twelve months. Consequently, the Debtors are seeking debtor-in-possession financing and pursuing vehicle financing for certain of their operations, either through waivers on existing facilities or entering into new arrangements to fund vehicles and vehicle leases, to supplement their sources of funding.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash Flows - Hertz

As of June 30, 2020 and December 31, 2019, Hertz had unrestricted cash and unrestricted cash equivalents of $1.4 billion and $865 million, respectively, and restricted cash and restricted cash equivalents of $916 million and $495 million, respectively. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2020	2019	$ Change
Cash provided by (used in):
Operating activities	$629	$1,057	$(428)
Investing activities	100	(4,832)	4,932
Financing activities	190	3,020	(2,830)
Effect of exchange rate changes	3	(1)	4
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$922	$(756)	$1,678

During the first half of 2020, cash flows from operating activities decreased by $428 million period over period primarily due to the $1.2 billion change in net loss attributable to Hertz driven by the impact of COVID-19 discussed above, partially offset by the associated reduction of $578 million in working capital requirements.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. However, as a result of the Interim Order, Hertz will dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, where the proceeds from the dispositions will be used to make payments under the Master Lease. During the first half of 2020, there was a $4.9 billion decrease in the use of cash for investing activities period over period. Cash outflows for revenue earning vehicles decreased $4.0 billion as we reduced our commitments to purchase vehicles, primarily in our U.S. RAC segment, due to the impact from COVID-19 and a $793 million increase of cash from disposals of revenue earning vehicles as we accelerated the disposition of vehicles due primarily to strength in residual values.

Net financing cash inflows were $190 million in the first half of 2020 compared to $3.0 billion in the first half of 2019, due to a $4.1 billion reduction in vehicle debt borrowings in 2020 compared to 2019 as we reduced our commitments to purchase vehicles and a reduction in vehicle debt repayments on our Operating Lease as discussed above, partially offset by $615 million increase in borrowings under the Senior RCF.

Cash Flows - Hertz Global

As of June 30, 2020 and December 31, 2019, Hertz Global had unrestricted cash and unrestricted cash equivalents of $1.4 billion and $865 million, respectively, and restricted cash and restricted cash equivalents of $945 million and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
$495 million, respectively. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2020	2019	$ Change
Cash provided by (used in):
Operating activities	$626	$1,054	$(428)
Investing activities	100	(4,832)	4,932
Financing activities	222	3,023	(2,801)
Effect of exchange rate changes	3	(1)	4
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$951	$(756)	$1,707

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those discussed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global and proceeds from the issuance of stock under the ATM Program as disclosed in Note 9, "Earnings (Loss) Per Share - Hertz Global" to the Notes to our unaudited condensed consolidated financial statements included in this Report.

Financing

Substantially all of our revenue earning vehicles and certain related assets are owned by special purpose entities or are encumbered in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. These assets are only available to satisfy the claims of the secured creditors associated with such financings. For a discussion of additional risks associated with COVID-19, see Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q.

Refer to Part I, Item 1, Note 5, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of June 30, 2020. Cash paid for interest during the first half of 2020 was $67 million for interest on non-vehicle debt and $193 million for interest on vehicle debt. Cash paid for interest during the first half of 2019 was $140 million for interest on non-vehicle debt and $213 million for interest on vehicle debt. The $73 million reduction in non-vehicle debt interest is primarily due to suspending interest payments on certain debt, due to the filing of the Chapter 11 Cases.

Our corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	6/30/2020	12/31/2019
Cash and cash equivalents	$1,366	$865
Availability under the Senior RCF	—	526
Corporate liquidity	$1,366	$1,391

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Covenants

Prior to the filing of the Chapter 11 Cases, the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility contained a financial maintenance covenant applicable to such facilities. Such covenant provided that Hertz’s consolidated first lien net leverage ratio, as defined in the credit agreements governing such facilities, as of the last day of any fiscal quarter, may not exceed a ratio of 3.00 to 1.00. As a result of the filing of the Chapter 11 Cases, the Company is currently in default under its Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility.

Summarized Financial Information - Hertz

The following tables present the summarized financial information as combined for The Hertz Corporation, ("Parent”), and the Parent's subsidiaries that guarantee the Senior Notes issued by the Parent ("Guarantor Subsidiaries"). The Guarantor Subsidiaries are 100% owned by the Parent and all guarantees are full and unconditional and joint and several. Additionally, substantially all of the assets of the Guarantor Subsidiaries are pledged under the Senior Facilities and Senior Second Priority Secured Notes and the value of such assets will not be available to satisfy the claims of the unsecured creditors of Hertz until the claims of secured creditors are paid in full.

During the first quarter of 2020, we early adopted Rule 13-01 of the SEC's Regulation S-X that simplifies the existing disclosure requirements for the Guarantor Subsidiaries and allows for the simplified disclosure to be included within Part 1, Item II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." In lieu of providing separate unaudited financial statements for the Guarantor Subsidiaries, Hertz has included the accompanying summarized financial information based on Rule 13-01 of the SEC's Regulation S-X. Management of Hertz does not believe that separate financial statements of the Guarantor Subsidiaries are material to Hertz's investors; therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

(In millions)	June 30, 2020	December 31, 2019
Due from affiliates	$66,268	$3,562
Total assets	67,096	25,964
Due to affiliates(1)	53,509	8,188
Total liabilities	62,795	16,982
(1) Due to affiliates classified as liabilities subject to compromise as of June 30, 2020.

(In millions)	Six Months Ended June 30,
2020
Total revenues	$1,846
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries(1)	(2,724)
Net income (loss)	(1,306)
Net income (loss) attributable to Hertz	(1,306)

(1)Includes $2.2 billion of intercompany vehicle lease charges from non-guarantor subsidiaries.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2020
First Quarter	$(4,346)	$2,212	$(2,134)
Second Quarter	(610)	2,793	2,183
Total	$(4,956)	$5,005	$49
2019
First Quarter	$(3,973)	$2,153	$(1,820)
Second Quarter	(4,974)	2,059	(2,915)
Total	$(8,947)	$4,212	$(4,735)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2020	2019	$ Change	% Change
U.S. Rental Car	$(64)	$(3,516)	$3,452	(98)%
International Rental Car	285	(826)	1,111	(135)
All Other Operations	(172)	(393)	221	(56)
Total	$49	$(4,735)	$4,784	(101)

We reduced our revenue earning vehicle expenditures by $4.4 billion, or 88%, for the second quarter of 2020 compared to 2019.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2020
First Quarter	$(59)	$23	$(36)
Second Quarter	(13)	27	14
Total	$(72)	$50	$(22)
2019
First Quarter	$(54)	$19	$(35)
Second Quarter	(64)	2	(62)
Total	$(118)	$21	$(97)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As discussed above, we reduced our non-vehicle capital asset expenditures by $51 million, or 80%, in the second quarter of 2020 compared to 2019 primarily due to a reduction in information technology and finance transformation program costs.

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2020	2019	$ Change	% Change
U.S. Rental Car	$15	$(28)	$43	(154)%
International Rental Car	(8)	(8)	—	—
All Other Operations	(2)	(2)	—	—
Corporate	(27)	(59)	32	(54)
Total	$(22)	$(97)	$75	(77)

CONTRACTUAL OBLIGATIONS

As of June 30, 2020, there have been no material changes, with the exception of fleet commitments, outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2019 Form 10-K. Due to the impact of COVID-19 discussed above, we have reduced commitments to purchase vehicles with approximately a $4.0 billion reduction from original commitments in our U.S. RAC segment, the majority of which were due to be delivered during the second quarter of 2020.

Additionally, as a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," to the Notes to our unaudited condensed consolidated financial statements included in this Report, certain financings are subject to change following the conclusion of such proceedings. Refer to Note 5, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Report for debt classified as liabilities subject to compromise as of June 30, 2020 and changes to our aggregate indebtedness.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

There have been no significant changes to our indemnification obligations as compared to those disclosed in Note 14, "Contingencies and Off-Balance Sheet Commitments" of the Notes to our consolidated financial statements included in our 2019 Form 10-K under the caption Item 8, "Financial Statements and Supplementary Data."

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

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

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under "Item 1A-Risk Factors" included in our 2019 Form 10-K and this Report on Form 10-Q and the following, which were derived in part from the risks set forth in "Item 1A-Risk Factors" of our 2019 Form 10-K and this Report on Form 10-Q:

•our ability to navigate the Chapter 11 process, including obtaining Bankruptcy Court approval for certain requirements, complying with and operating under the requirements and constraints of the Bankruptcy Code, negotiating and consummating a Chapter 11 plan, developing, funding and executing our business plan and continuing as a going concern;
•our ability to maintain a listing of our common stock on the New York Stock Exchange;
•the value of our common stock due to the Chapter 11 process;
•levels of travel demand, particularly with respect to business and leisure travel in the United States and in global markets;
•the length and severity of the COVID-19 pandemic and the impact on our vehicle rental business as a result of travel restrictions and business closures or disruptions;
•the impact of the COVID-19 pandemic and actions taken in response to the pandemic on global and regional economies and economic factors;
•general economic uncertainty and the pace of economic recovery, including in key global markets, when the COVID-19 pandemic subsides;
•our ability to successfully restructure our substantial indebtedness or raise additional capital;
•our post-bankruptcy capital structure;
•our ability to maintain an effective employee retention and talent management strategy and resulting changes in personnel and employee relations;
•the recoverability of our goodwill and indefinite-lived intangible assets when performing impairment analysis;
•our ability to dispose of vehicles in the used-vehicle market, use the proceeds of such sales to acquire new vehicles and to reduce exposure to residual risk;
•actions creditors may take with respect to the vehicles used in the rental car operations;
•significant changes in the competitive environment and the effect of competition in our markets on rental volume and pricing, including on our pricing policies or use of incentives;
•occurrences that disrupt rental activity during our peak periods;
•our ability to accurately estimate future levels of rental activity and adjust the number and mix of vehicles used in our rental operations accordingly;
•increased vehicle costs due to declining value of our non-program vehicles;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•our ability to maintain sufficient liquidity and the availability to us of additional or continued sources of financing for our revenue earning vehicles and to refinance our existing indebtedness;
•risks related to our indebtedness, including our substantial amount of debt, our ability to incur substantially more debt, the fact that substantially all of our consolidated assets secure certain of our outstanding indebtedness and increases in interest rates or in our borrowing margins;
•our ability to meet the financial and other covenants contained in our senior credit facilities and letter of credit facilities, our outstanding unsecured senior notes, our outstanding senior second priority secured notes and certain asset-backed and asset-based arrangements;
•our ability to access financial markets, including the financing of our vehicle fleet through the issuance of asset-backed securities;
•fluctuations in interest rates, foreign currency exchange rates and commodity prices;
•our ability to sustain operations during adverse economic cycles and unfavorable external events (including war, terrorist acts, natural disasters and epidemic disease);
•our ability to prevent the misuse or theft of information we possess, including as a result of cyber security breaches and other security threats;
•our ability to adequately respond to changes in technology, customer demands and market competition;
•our ability to purchase adequate supplies of competitively priced vehicles and risks relating to increases in the cost of the vehicles we purchase;
•our recognition of previously deferred tax gains on the disposition of revenue earning vehicles;
•financial instability of the manufacturers of our vehicles, which could impact their ability to fulfill obligations under repurchase or guaranteed depreciation programs;
•an increase in our vehicle costs or disruption to our rental activity, particularly during our peak periods, due to safety recalls by the manufacturers of our vehicles;
•our ability to execute a business continuity plan;
•our access to third-party distribution channels and related prices, commission structures and transaction volumes;
•our ability to retain customer loyalty and market share;
•risks associated with operating in many different countries, including the risk of a violation or alleged violation of applicable anticorruption or antibribery laws, our ability to repatriate cash from non-U.S. affiliates without adverse tax consequences, our exposure to fluctuations in foreign currency exchange rates and our ability to effectively manage our international operations after the United Kingdom's withdrawal from the European Union;
•a major disruption in our communication or centralized information networks;
•a failure to maintain, upgrade and consolidate our information technology systems;
•costs and risks associated with litigation and investigations or any failure or inability to comply with laws and regulations or any changes in the legal and regulatory environment, including laws and regulations relating to environmental matters and consumer privacy and data security;
•our ability to maintain our network of leases and vehicle rental concessions at airports in the U.S. and internationally;
•our ability to maintain favorable brand recognition and a coordinated branding and portfolio strategy;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•changes in the existing, or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations, where such actions may affect our operations, the cost thereof or applicable tax rates;
•risks relating to our deferred tax assets, including the risk of an "ownership change" under the Internal Revenue Code of 1986, as amended;
•our exposure to uninsured claims in excess of historical levels;
•risks relating to our participation in multiemployer pension plans;
•shortages of fuel and increases or volatility in fuel costs;
•changes in accounting principles, or their application or interpretation, and our ability to make accurate estimates and the assumptions underlying the estimates, which could have an effect on operating results; and
•other risks and uncertainties described from time to time in periodic and current reports that we file with the SEC.
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
(DEBTORS-IN-POSSESSION)

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

As a result of our declining credit profile from the COVID-19 impact disclosed in Note 1, "Background," we are no longer able to enter into certain derivative financial instruments or renew existing derivative financial instruments in order to mitigate market risks arising from the effects of changes in foreign currency exchange rates and interest rates (including credit spreads). As a result, we have exposure to foreign currency exchange rate fluctuations on cross currency obligations, primarily intercompany loans. Assuming a hypothetical change of one percentage point to the foreign currency exchange rates on our intercompany loan balance as of June 30, 2020, our pre-tax operating results would increase (decrease) by approximately $3 million.

Additionally, we were party to various interest rate caps (the "Interest Rate Caps") and an interest rate swap which have been unwound or terminated. The Interest Rate Caps were used to mitigate the cost at inception of purchased caps (the "Purchased Caps") on our variable rate HVF II U.S. ABS program debt. The Purchased Caps remain in place and provide protection against increases in rates on our variable rate HVF II U.S. ABS debt. As a result of terminating the Interest Rate Caps, we are no longer exposed to their associated market risk.

We were also party to an (receive fixed-pay floating) interest rate swap (the "Interest Rate Swap") to better match the mix of fixed and floating rate on our Donlen U.S. ABS program debt to the mix of fixed and floating rate assets (i.e. vehicle leases in our All Other Operations segment). The termination of the Interest Rate Swap may result in decreased earnings from variable rate leases in a declining rate environment, and as such, variable rate vehicle leases are now supported by a fixed rate cost of debt. We estimate the impact on our operations in our All Other Operations segment to be approximately a $5 million increase to interest expense in the second half of 2020.

Current year to date dispositions of Hertz Global's common stock by certain significant shareholders, as disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 13, "Related Party Transactions", likely resulted in an "ownership change" as that term is defined in Internal Revenue Code (“IRC”) Section 382. IRC Section 382 can limit the utilization of the federal and state net operating loss ("NOL") and tax credit carryforwards. We currently believe that this "ownership change" will not significantly impact our ability to utilize these U.S. tax attributes. However, there are numerous factors that are considered in the calculation of the IRC Section 382 limitation and, if one or several of these factors should be revised in the future, our ability to utilize our tax attributes could change.

Except for the effects described above and the impact from COVID-19 on the global economy, there have been no other material changes to the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," included in our 2019 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 4.   CONTROLS AND PROCEDURES (CONTINUED)
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information related to the Chapter 11 Cases that were filed on May 22, 2020 is included in Part 1, Item 1, Note 1, "Background," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

For a description of certain pending legal proceedings see Part I, Item 1, Note 12, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

ITEM 1A. RISK FACTORS

We are in the process of Chapter 11 reorganization cases under the Bankruptcy Code, which may cause our common stock to decrease in value or may render our common stock worthless.

On May 22, 2020, we filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, thereby commencing the Chapter 11 Cases for certain debtors, including Hertz Global. The price of our common stock has been volatile following the commencement of the Chapter 11 Cases and may decrease in value or become worthless. Accordingly, any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock. Recoveries in the Chapter 11 Cases for holders of common stock, if any, will depend upon our ability to negotiate and confirm a plan, the terms of such plan, the recovery of our business from the COVID-19 pandemic, if any, and the value of our assets. Although we cannot predict how our common stock will be treated under a plan, we expect that common stock holders would not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness, are paid in full, which would require a significant and rapid and currently unanticipated improvement in business conditions to pre-COVID-19 or close to pre-COVID-19 levels. We also expect our stockholders’ equity to decrease as we use cash on hand to support our operations in bankruptcy. Consequently, there is a significant risk that the holders of our common stock will receive no recovery under the Chapter 11 Cases and that our common stock will be worthless.

As a result of the Chapter 11 Cases, we are subject to the risks and uncertainties associated with Chapter 11 Cases and operating under Chapter 11 may restrict our ability to pursue strategic and operational initiatives.

For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;
•our ability to comply with and operate under the requirements and constraints of the Bankruptcy Code and under any cash management, cash collateral, adequate protection, or other orders entered by the Bankruptcy Court from time to time;
•our ability to engage in intercompany transactions and to fund operations from cash on hand or from financings and, in the event of such financings, our ability to comply with the terms of such financings;
•our ability to negotiate and consummate a Chapter 11 plan;
•our ability to develop, fund, and execute our business plan; and
•our ability to continue as a going concern.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our relationships with our suppliers, customers and employees. In particular, critical vendors, suppliers, and/or customers may determine not to do business with us due to the Chapter 11 Cases and we may not be successful in securing alternative sources. Also,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 1A. RISK FACTORS (CONTINUED)
transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of opportunities. Additionally, uncertainty with respect to intercompany transactions may negatively impact our captive insurance companies’ ability to meet insurance regulatory requirements. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

We may not be able to maintain a listing of our common stock on the New York Stock Exchange (“NYSE”).

On May 26, 2020, we received a letter from the staff of NYSE Regulation stating that it had determined to commence proceedings to delist our common stock from the NYSE. NYSE Regulation reached its decision that we are no longer suitable for listing pursuant to NYSE Listed Company Manual Section 802.01D after our disclosure on May 22, 2020 that we have filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. We appealed the determination in a timely manner and requested a hearing before the NYSE. At this time, our common stock will continue to be listed and trade on the NYSE pending resolution of such appeal. We cannot provide any assurance as to the ultimate resolution of the appeal. Delisting our common stock may adversely impact its liquidity, impair our stockholders’ ability to buy and sell our common stock, impair our ability to raise capital, and the market price of our common stock could decrease. Delisting our common stock could also adversely impact the perception of our financial condition and have additional negative ramifications, including further loss of confidence by our employees, the loss of institutional investor interest and fewer business opportunities.

Prosecution of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted. During the Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

If we are unable to negotiate and confirm a Chapter 11 plan of reorganization, we could be required to liquidate under chapter 7 (“Chapter 7”) of the Bankruptcy Code in which case our common stock would likely be worthless.

We have not yet negotiated a plan of reorganization with our creditors. If we are unable to negotiate a plan of reorganization that will result in our remaining a going concern, upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution to creditors in accordance with the priorities established by the Bankruptcy Code. Holders of our common stock would likely lose their entire investment in a Chapter 7 bankruptcy.

Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.

Our post-bankruptcy capital structure has yet to be determined and will be set pursuant to a plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt, equity securities, and claims against us. Such new debt may be issued at different interest rates, payment schedules and maturities than our existing debt securities. Existing equity securities are

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 1A. RISK FACTORS (CONTINUED)
subject to a high risk of being cancelled. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of our common stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot predict how the claims and interests of stakeholders in the Chapter 11 Cases, including holders of common stock, will ultimately be resolved, we expect that common stock holders will not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which is currently trading at a significant discount), are paid in full. Consequently, there is a significant risk that the holders of our common stock would receive no recovery under the Chapter 11 Cases and that our common stock will be worthless.

Any Chapter 11 plan that we may implement will likely be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.

Any Chapter 11 plan that we may implement will affect both our capital structure and the ownership, structure and operation of our remaining businesses and will likely reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; and (ii) the overall strength and stability of general economic conditions, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will likely rely upon financial projections, including with respect to revenues, consolidated adjusted EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Additionally, the impact of the COVID-19 pandemic on the travel industry in general, and on us, make it even more challenging than usual to develop forecasts on business. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful implementation of any plan of reorganization.

We may be subject to claims that will not be discharged in the Chapter 11 cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 1A. RISK FACTORS (CONTINUED)
against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Operating in bankruptcy for a long period of time may harm our business.

A long period of operations in the Chapter 11 Cases under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity. So long as the Chapter 11 Cases continue, senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

So long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases, including potentially the cost of litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect our financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a plan. It is not possible to predict the potential litigation that we may become party to, nor the final resolution of such litigation. The impact of any such litigation on our business and financial stability, however, could be material.

Should the Chapter 11 Cases be protracted, we may also need to seek new financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, the chances of confirming a Chapter 11 plan may be seriously jeopardized and the likelihood that we will instead be required to liquidate our assets may increase.

There is no certainty as to amount of vehicle lease payments we will be required to make during the pendency of the bankruptcy case.

We leased the bulk of our vehicles used in our United States rental car operations under the Operating Lease. The Operating Lease requires material monthly rental payments for the use of the vehicles, and those rental payments may vary significantly under the terms of the Operating Lease. Prior to the filing of the Chapter 11 Cases, we failed to make the April 2020 rent payment under the Operating Lease, and the lessor has a prepetition claim for the unpaid April rent. In addition, under Section 365 of the Bankruptcy Code, we were not required to make, and did do not make, the May and June 2020 rent payments. Ultimately, the lessor will have the right to seek an administrative claim against us for an amount that the Bankruptcy Court determines to be equal to the actual and necessary benefit to us for the use of the vehicles during this period. We cannot predict the amount of such claim.

On June 11, 2020, we filed a motion with the Bankruptcy Court to reject the leases of approximately 144,000 cars under the Operating Lease (the “Rejection Motion”). On July 24, 2020, the Bankruptcy Court entered an order (the “Order”) that contained an interim settlement and agreement to suspend litigation relating to the Rejection Motion until January 15, 2020, as well as other issues related to the Operating Lease.

The Order provides that:

•THC in its capacity as servicer, shall dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, inclusive. The proceeds of the dispositions, subject to certain exclusions set forth in the order, will be used to repay debt incurred under THC’s asset backed finance facility (the “ABS”);
•THC, in its capacity as lessee, will pay in cash a total of $650 million of rent in equal monthly installments from July to December, which rent will result in additional principal payments on the ABS;
•Interest payments on the debt incurred under the ABS will be funded from draws on certain existing letters of credit, which are reimbursable by the Debtors;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 1A. RISK FACTORS (CONTINUED)
•The Debtors will pay certain reasonable and documented fees and expenses of advisors to the ABS creditors (including the agent and trustee), as well as additional fees to the agent under the ABS; and
•Litigation relating to the Operating Lease pursuant to which the debtors lease vehicles under the ABS will be suspended and all parties reserve all rights with respect to future litigation claims.

There is no assurance that we will come to further agreement with the ABS lenders and, consequently, there is no certainty as to amount of vehicle lease payments we will be required to make during the pendency of the bankruptcy case.

Our ability to use certain of our tax assets may have been limited or may be limited in the future.

On May 26, 2020, entities affiliated with Carl Icahn filed a Schedule 13D/A indicating that they sold approximately 38.90% of our outstanding stock. Although we are still analyzing the impact of this sale, we believe that such sale resulted in an “ownership change” under Section 382 of the federal income tax rules. An “ownership change” could significantly limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carry forwards, and credit carryforwards, to offset future taxable income and tax liabilities. An entity that experiences an “ownership change” generally should be subject to an annual limitation on its pre -ownership change tax loss carryforward equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation accumulates each year to the extent that there is any unused limitation from a prior year. The limitations under Section 382 should not limit our ability to use such tax attributes to offset future taxable income and tax liabilities. Nonetheless, our potential limitations on our ability to use such tax attributes is uncertain. If we experience a subsequent ownership change, however, it is possible that a significant portion of our tax attributes will expire before we would be able to use them to offset future taxable income. Many states adopt the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes.

Our Chapter 11 Cases and financial condition may adversely impact our non-U.S. businesses and affiliates, which may themselves become subject to Chapter 11 Cases or other insolvency proceedings.

We have significant businesses and affiliates that are located outside of the United States. The filing of the Chapter 11 Cases may result in negative consequences to our businesses outside of the United States.

On May 22, 2020, Hertz Netherlands and certain other International Subsidiaries entered into a limited waiver agreement in respect of the Issuer Facility Agreement, dated as of September 25, 2018, between, among others, International Fleet Financing No.2 B.V. as issuer, Hertz Europe Limited as issuer administrator, Credit Agricole Corporate and Investment Bank as administrative agent and BNP Paribas Trust Corporation UK Limited as issuer security trustee, as amended, restated or otherwise modified from time to time (the “European ABS Waiver”) pursuant to which the waiving parties agreed to waive any default or event of default that could have resulted from the Chapter 11 Cases. The European ABS Waiver will expire on September 30, 2020 or, if sooner, the date on which the Hertz parties to the European ABS Waiver fail to comply with certain agreements contained in the European ABS Waiver. Additionally, our affiliates received similar waivers with respect to (i) the VFN Issuance Facility Agreement, dated as of December 7, 2010, (as amended and restated from time to time) by and among HA Fleet Pty Limited, as issuer, Hertz Australia Pty Limited, as administrator, Westpac Banking Corporation as administrative agent, certain committed note purchasers, certain conduit investors, certain funding agents for the investor groups and P.T. Limited, as security trustee, (ii) the Vehicle Funding Facilities Agreement dated February 7, 2013 (as amended and restated from time to time) between Hertz (U.K.) Limited, Hertz Vehicle Financing U.K. Limited and Lombard North Central Plc, and (iii) the €225,000,000 aggregate principal amount outstanding of 4.125% Senior Notes due 2021 and the €500,000,000 aggregate principal amount outstanding of 5.500% Senior Notes due 2023, each of which is scheduled to expire no later than September 30, 2020.

There can be no assurance that the European ABS Waiver and related waivers will be extended or the International Subsidiaries will not in the future become or be deemed to be insolvent or otherwise need to reorganize their debt, either through the Chapter 11 proceedings or proceedings in other jurisdictions. Any such insolvency, reorganization

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 1A. RISK FACTORS (CONTINUED)
or proceedings could have additional negative consequences with respect to our global operations and could materially and adversely affect the successful execution of any reorganization of us and our subsidiaries. Furthermore, even if additional waivers are granted or the International Subsidiaries do not otherwise file Chapter 11 or other insolvency, reorganization, or other proceedings, the Chapter 11 Cases may result in negative consequences to such businesses and affiliates.

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

The global COVID-19 pandemic continues to rapidly evolve and we cannot anticipate with any certainty the length or severity of the effects of COVID-19. The extent to which COVID-19 continues to adversely impact our business will depend on future developments that are highly uncertain, such as the following: the ultimate severity of the disease; the duration of the outbreak or future outbreaks; travel restrictions imposed by governments or businesses in the markets in which we operate; the duration and scope of business closures or business disruptions; changes in customer travel preferences and demand; the impact of increasing unemployment on discretionary spending; the length of time it takes for rental pricing and volume and normal economic conditions to return; technology disruptions; our relationships with vehicle manufacturers; our liquidity position; the development of effective vaccines or treatments; and the effectiveness of actions taken to contain the disease and future outbreaks. The impacts of COVID-19 could include those areas described below:

•Changes in our revenues, profitability and customer demand: Our revenues and profitability have been negatively impacted during the first half of 2020 and we expect this to continue for the remainder of the 2020 fiscal year. We have experienced a high level of rental cancellations and a significant decline in forward bookings due to the decreased customer demand and other economic factors. Historically, we have generated a majority of our rental revenues from on-airport locations, which makes our rental car business sensitive to any decreases in air travel. Although we believe that renting a vehicle will continue to be a safe alternative and we have implemented certain procedures to mitigate the impact of COVID-19, we cannot predict when or if customer demand will return to levels before the COVID-19 pandemic.

•Changes to our liquidity: We incur ongoing costs, which we cannot reduce in line with the significant reduction in revenues we have experienced from the COVID-19 outbreak. Such costs include our monthly fleet rental costs under our Operating Lease, facility rentals and concessions, debt service and labor costs. These costs require significant liquidity generated by operations or access to additional financing. If COVID-19 continues to have a significant negative impact on our cash flow from operations and we cannot access the capital markets, we may not be able to generate sufficient liquidity to cover our costs.

•Our peak season: The second and third quarters of the year have historically been the strongest quarters for our vehicle rental business due to increased levels of leisure travel. COVID-19 has disrupted our business in the second quarter and we expect that it will continue to disrupt our business in the third quarter. We expect these disruptions during our peak season to have material adverse effects on our results of operations, financial condition, liquidity and cash flows.

•Our fleet: In response to reduced demand due to COVID-19, we began adjusting fleet levels, leveraging our multiple used-vehicle channels, and negotiating with suppliers to reduce fleet commitments in the first half of 2020. We have initiated efforts to reduce our fleet size, and the related cost base, to be in line with our reduced operating results but we may not be able to continue to do so. As the downturn in our rental car business has resulted in excess fleet, we must store our vehicles in certain overflow parking areas which subjects our vehicles to possible loss due to peril and theft. We may also experience a decline in vehicle values which could increase the monthly payments under the Operating Lease.

•Our workforce: The COVID-19 pandemic has caused us to furlough approximately 20,000 employees worldwide and we have terminated approximately 11,000 employees in our U.S. RAC segment and U.S.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 1A. RISK FACTORS (CONTINUED)
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

We do not expect our business to improve until customer demand increases and the global economy improves. To the extent that the COVID-19 outbreak continues to adversely affect our business, financial performance, liquidity and cash flows, it may also have the effect of heightening many of the other risks identified in this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our 2019 Form 10-K.

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

On May 4, 2020, prior to the occurrence of the liquidation event with respect to the Series 2013-A Notes, Hertz, HVF, HVF II and DTG Operations, Inc. entered into the Forbearance Agreement with the VFN Noteholders. Pursuant to the Forbearance Agreement that is effective against all VFN Noteholders, the VFN Noteholders agreed to forbear from exercising their liquidation remedies. The agreement with the VFN Noteholders expired on May 22, 2020. Concurrently with entering into the Forbearance Agreement, on May 4, 2020, Hertz entered into the Waiver Agreements with certain of the Lenders under its Facilities. Pursuant to the Waiver Agreements, the Lenders agreed to waive any default or event of default that could have resulted from the above referenced missed payment under the Operating Lease, waive certain defaults or events of default and extend the grace period to cure a default with respect to Hertz’s obligation to reimburse drawings that occurred under certain letters of credit during the waiver period. The Waiver Agreements expired on May 22, 2020.

In connection with the expiration of the Forbearance Agreement and the Waiver Agreements and the continuing economic impact from COVID-19, on the Petition Date, the Debtors filed voluntary Petitions under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. The Bankruptcy Court approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors and certain fees to airport authorities; (iv) continue to maintain certain customer programs; (v) maintain their insurance program; (vi) use cash collateral on an interim basis; and (vii) continue their cash management system.

As part of its bankruptcy restructuring, Hertz has been and expects to be in discussions with key stakeholders and advisors to develop a financing strategy and structure that better reflects the economic impact of the COVID-19 global pandemic and Hertz’s ongoing operating and financing requirements. However, there can be no assurances that Hertz will be able to successfully restructure its substantial indebtedness.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 1A. RISK FACTORS (CONTINUED)

Although the Order from the Bankruptcy Court was helpful to us, if our business does not recover and we cannot reach agreement to restructure our indebtedness, we may not be able to meet our obligations under our debt facilities and may not have sufficient cash flows from operations or liquidity to sustain our operations. In such circumstances, we may not be able to continue as a going concern.

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

As a result of the amortization event, proceeds of the sales of vehicles that collateralize the HVF II U.S. ABS Program and the medium term notes must be applied to the payment of principal and interest under the HVF II U.S. ABS Program and will not be available to finance new vehicle acquisitions. Currently, we cannot use any cash in the HVF II U.S. ABS Program to purchase new vehicles for our fleet. Although we anticipate that, because of the COVID-19 pandemic, we will not need to acquire additional fleet through the remainder of 2020, if our business recovers, we will ultimately need to finance new vehicle acquisitions, but we may not be able to utilize the HVF II U.S. ABS Program for that purpose.

Other than the items listed above, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A “Risk Factors” of our Form 10-K for the fiscal year ended December 31, 2020 and Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Supplemental Information

As previously disclosed, on May 22, 2020, Hertz Global, Hertz and the Debtors filed voluntary Petitions for relief under Chapter 11 of the Bankruptcy Code in the Court), thereby commencing Chapter 11 Cases for the Debtors. The Debtors’ Chapter 11 Cases are being jointly administered under the caption “In re The Hertz Corporation, et al., Case No. 20-11218 MFW.” The Debtors exclude, without limitation, (i) Hertz International Limited, Hertz Netherlands and the International Subsidiaries and (ii) HVF, HVF II, HFLF and the Non-Debtor Financing Subsidiaries.

Operation of Chapter 11

Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under Chapter 11, a debtor is authorized to reorganize its business for the benefit of itself, its creditors and equity security holders, which includes

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
a debtor’s shareholders. Another goal of Chapter 11 is to promote equality of treatment for similarly situated creditors and equality of treatment for similarly situated equity security holders, in each case, with respect to the distribution of a debtor’s value or assets.

The commencement of a Chapter 11 case creates an estate that is comprised of all of the legal and equitable interests of the debtor as of the filing date. The Bankruptcy Code generally provides that the debtor may continue to operate its business in the ordinary course and remain in possession of its property as a “debtor in possession.”

The consummation of a plan of reorganization is the principal objective of a Chapter 11 case. A plan of reorganization sets forth the means for satisfying claims against and equity interests in a debtor. Confirmation and consummation of a plan of reorganization by the Bankruptcy Court makes the plan binding upon the debtor, any issuer of securities under the plan, any person or entity acquiring property under the plan and any creditor of, or equity security holder in, the debtor, whether or not such creditor or equity security holder (i) is impaired under or has accepted the plan or (ii) receives or retains any property under the plan. Subject to certain limited exceptions and other than as provided in the plan itself or the order of the bankruptcy court approving the plan (a “confirmation order”), the confirmation order discharges the debtor from any debt that arose prior to the date of confirmation of the plan and substitutes therefore the obligations specified under the confirmed plan, and terminates all rights and interests of existing equity security holders. The reorganization of a debtor’s capital structure under a plan of reorganization may include, among other things, exchanges of new debt or equity securities for existing claims against and/or equity securities in the debtor. As previously disclosed, existing equity securities in a debtor, however, are subject to a high risk of being cancelled through a Chapter 11 plan of reorganization without receiving any consideration or otherwise receiving any value. The reason for this high risk of cancellation is because equity securities in a debtor generally sit last in line of priority in bankruptcy. This is referred to as the “absolute priority rule.” Under the absolute priority rule, unless holders of more senior claims otherwise agree, holders of equity securities are generally precluded from receiving any value unless and until holders of claims or interests senior to them are paid in full. Therefore, equity securities are subordinate to all claims against the debtor, including, claims with valid, perfected security interests in collateral, unsecured priority claims related to, among other things, administration of and the preservation of the value of a debtor’s bankruptcy estate, other secured and unsecured debt, and other general unsecured claims, including trade creditors.

Background to Chapter 11 Cases

The Chapter 11 Cases were necessitated by the impact of COVID-19 on travel demand, which was sudden and dramatic, causing an abrupt decline in the Company’s revenue and future bookings. As disclosed in connection with the Debtors’ filings in the Chapter 11 Cases, in April 2020, the first full month after the COVID-19 crisis took hold in the United States, the Company’s global revenue declined by 73% compared to April 2019. While revenues decreased dramatically, the Company continued to face significant ongoing operating expenses, including monthly lease payments under its Operating Lease, pursuant to which the Company leases vehicles used in its day-to-day U.S. rental car fleet operations from its special-purpose vehicle finance subsidiary. As disclosed in its most recent Form 10-Q, the Company is required to pay not only scheduled monthly depreciation on the fleet but also an amount corresponding to estimated market depreciation of the fleet.

With the global economy shut down, rising unemployment and many potential car buyers subject to stay-at-home orders, the demand for used vehicles declined dramatically resulting in a significant drop in used-vehicle values. This decrease in used-vehicle values would have required the Company to pay an additional approximately $135 million under the Operating Lease in April 2020. Additionally, the challenging used-vehicle market made it difficult for the Company to sell vehicles to reduce the scheduled depreciation element of the monthly rent payments. Consequently, the Company determined not to make lease payments totaling approximately $400 million in April 2020. Although this default could have resulted in the forced liquidation of vehicles in the Company’s fleet, the Company obtained forbearances and waivers from certain of its lenders to avoid such consequences through May 22, 2020. Although the Company sought to extend such forbearances and waivers, the Company was unable to reach further agreements with its U.S. and Canadian creditors by the end of that period, and made the difficult decision to commence the Chapter 11 Cases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

Given the potential impact of renewed lease payments on the Company, the Debtors are pursuing a range of options to reduce the impact of the lease payments that may otherwise recommence in July 2020. Such options may include negotiating with the Company’s creditors for temporarily reduced rental payments, seeking court approval to reject the leases with respect to approximately 144,000 vehicles and to otherwise reduce the rent payments under the “equities of the case” doctrine of section 365(d)(5) of the Bankruptcy Code. In addition to these options potentially being unavailable or exposing the Company to other claims, a failure to achieve any of these options and the recommencement of full lease payments would likely require the Debtors to obtain new financing and could otherwise have a material adverse effect on the Company.

Financing During Chapter 11

Debtors often need funding to cover ongoing operating expenses and the expenses of a Chapter 11 case. It is common for a debtor to meet such need through a debtor-in-possession, or DIP, loan. A DIP loan often takes the form of a new secured debt facility that has priority over pre-bankruptcy secured and unsecured creditors and a claim with super-priority over administrative expenses (including vendor and employee claims) incurred during Chapter 11 and over all other claims. While a DIP loan offers the benefit of a source of funding that is well-established in the market and under the Bankruptcy Code, its priority over other claims reduces the recovery available to other junior creditors and interest holders, including equity security holders. Additionally, it is common for a DIP loan to contain certain, sometimes significant, restrictions on the ability of the debtor to operate its business during bankruptcy.

It is not common for a debtor to seek equity financing during a bankruptcy case. Such equity financing, unlike a DIP loan, does not impose restrictions on a debtor’s operations and does not take priority over other creditors and equity security holders, thereby potentially improving the possibility that equity security holders could receive a recovery in a plan of reorganization as compared to raising financing through a DIP loan that would be senior to any equity securities in the Debtors. Nonetheless, investing in the equity securities of any company, including the Company, while it is in bankruptcy involves significant risks. The circumstances of each bankruptcy case are unique, but it is commonplace for equity securities to be cancelled as a result of bankruptcy without the holders thereof receiving any value. As previously disclosed, recoveries in the Chapter 11 Cases for holders of common stock, if any, will depend upon our ability to negotiate and confirm a plan, the terms of such plan, the recovery of our business from the COVID-19 pandemic, if any, and the value of our assets.

ATM Program

An ATM program involves a company making sales into an existing trading market in a series of transactions over a period of time at prevailing market prices. There are no special marketing efforts associated with an ATM program and sales are made by an agent that is a broker-dealer on behalf of the issuing company. The trades are “broker-to-broker” trades made to fulfill market demand without the issuing company knowing the identity of the purchaser. Our agent for the ATM program would be deemed to be an “underwriter” within the meaning of that term under the Securities Act. As previously disclosed, we have terminated the ATM program.

The use of proceeds designated in the Company’s prospectus supplement for its ATM program is general corporate purposes and such use was set forth in the Company’s motion to the Bankruptcy Court dated June 11, 2020 seeking approval of the ATM program. At a hearing on that motion on June 12, 2020, the Company undertook not to transfer any funds raised in the ATM program out of Hertz Global absent court approval of the means by which such funds would be transferred to subsidiaries. This was stipulated in order to allow the then newly-formed Official Committee of Unsecured Creditors an opportunity to provide its input. As a general matter, subject to such stipulation, the Company’s use of the proceeds is governed by Section 363 (c) of the Bankruptcy Code which permits it to use the proceeds in the ordinary course of its business without a notice or a hearing “unless the court orders otherwise.” On June 25, 2020, the Bankruptcy Court entered an agreed form of final order approving the Company’s use of its existing cash management system. In connection with that order and consistent with the Company’s previous undertaking, the Bankruptcy Court ordered and the Company agreed, that any funds raised in

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
connection with the ATM program would not be transferred by Hertz Global to any entity absent further order of the Bankruptcy Court.

NYSE Delisting Proceedings

As previously disclosed, on May 26, 2020, the Company received a letter from the staff of NYSE Regulation, Inc. (“NYSE Regulation”) that it had determined to commence proceedings to delist the common stock of the Company from the NYSE. NYSE Regulation reached its decision that the Company is no longer suitable for listing pursuant to NYSE Listed Company Manual Section 802.01D after the Company’s disclosure on May 22, 2020 that it has commenced the Chapter 11 Cases. The Company appealed the determination in a timely manner and requested a hearing before the NYSE. The date of the hearing has been set for October 15, 2020. Provided the Company continues to comply with the NYSE’s ongoing listing requirements, the Company expects that its common stock will continue to be listed and trade on the NYSE pending resolution of such appeal. There can be no assurance that the NYSE will grant the Company’s request for continued listing at the hearing and whether there will be equity value in the Company’s common stock. The Company does not know the timing of any delisting event if the outcome of the appeal is adverse.

ITEM 6.   EXHIBITS

(a)Exhibits:
The attached list of exhibits in the "Exhibit Index" immediately following the signature page to this Report is filed as part of this Form 10-Q and is incorporated herein by reference in response to this item.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	August 10, 2020	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ JAMERE JACKSON
Jamere Jackson Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXHIBIT INDEX

Exhibit Number		Description
10.1	Hertz Holdings Hertz
Forbearance Agreement, dated as of May 4, 2020, by and among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz Vehicle Financing II LP, DTG Operations, Inc., Deutsche Bank AG, New York Branch, and certain other parties (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 5, 2020).

10.2	Hertz Holdings Hertz
Limited Waiver, Forbearance and Fourth Amendment, dated as of May 4, 2020, in connection with that certain Credit Agreement, dated as of June 30, 2016 (as amended), by and among The Hertz Corporation, the other loan parties party thereto, the several banks and other financial institutions parties thereto as lenders and administrative agent (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 5, 2020).

10.3	Hertz Holdings Hertz
Limited Waiver, Forbearance and First Amendment, dated as of May 4, 2020, in connection with that certain Credit Agreement, dated as of December 13, 2019, by and among The Hertz Corporation, the other loan parties party thereto, the several banks and other financial institutions parties thereto as lenders, the issuing lender and administrative agent (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 5, 2020).

10.4	Hertz Holdings Hertz
Limited Waiver, Forbearance and First Amendment, dated as of May 4, 2020, in connection with that certain Letter of Credit Agreement, dated as of November 2, 2017, by and among The Hertz Corporation, the other credit parties party thereto, the several banks and other financial institutions parties thereto as lenders and administrative agent (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 5, 2020).

10.5	Hertz Holdings Hertz
Limited Waiver and First Amendment, dated as of May 4, 2020, in connection with that certain Credit Agreement, dated as of June 30, 2016, by and among The Hertz Corporation, the other loan parties party thereto, the several banks and other financial institutions parties thereto as lenders and administrative agent (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 5, 2020).

10.6	Hertz Holdings Hertz
Amendment to Offer Letter between Paul E. Stone and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 18, 2020).

10.7	Hertz Holdings Hertz
Limited Waiver Agreement dated May 22, 2020, by and among others International Fleet Financing No.2 B.V. as issuer, Hertz Europe Limited as issuer administrator, Hertz Holdings Netherlands, Credit Agricole Corporate and Investment Bank as administrative agent, BNP Paribas Trust Corporation UK Limited as security trustee and the several committed note purchasers, commercial paper conduits, and certain funding agents for the investor groups, in each case, party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 26, 2020).

10.8	Hertz Holdings Hertz
Form of Retention Program Letter Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 26, 2020).

10.9	Hertz Holdings Hertz
Amended and Restated Hertz Global Holdings, Inc. Severance Plan for Senior Executives (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 26, 2020).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

Exhibit Number		Description
22	Hertz
List of Guarantor Subsidiaries (Incorporated by reference to Exhibit 22 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 11, 2020).

31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Hertz Holdings Hertz	XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document)
_______________________________________________________________________________

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