Form 10-Q
period 2020-09-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2020-11-09
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HERTZ GLOBAL HOLDINGS, INC.
THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-37665			61-1770902
Delaware	001-07541			13-1938568
(State or other jurisdiction of incorporation or organization)	(Commission File Number)			(I.R.S. Employer Identification No.)

8501 Williams Road
	Estero,	Florida	33928
	239	301-7000
(Address, including Zip Code, and telephone number, including area code, of registrant's principal executive offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	par value $0.01 per share	HTZ	New York Stock Exchange	*
The Hertz Corporation	None		None	None

*On October 29, 2020, Hertz Global Holdings, Inc. ("Hertz Global") received notification from the New York Stock Exchange ("NYSE") that Hertz Global's common stock is no longer suitable for listing on the NYSE and that the NYSE suspended trading in Hertz Global's common stock after the market close on October 29, 2020. On October 30, 2020, the NYSE applied to the Securities and Exchange Commission pursuant to Form 25 to remove the common stock of Hertz Global from listing and registration on the NYSE at the opening of business on November 10, 2020. Upon deregistration of Hertz Global's common stock under Section 12(b) of the Exchange Act, Hertz Global's common stock will remain registered under Section 12(g) of the Exchange Act. As a result of the suspension and expected delisting, Hertz Global's common stock began trading exclusively on the over-the-counter market on October 30, 2020 under the symbol HTZGQ.

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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	November 2, 2020
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	156,206,478
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
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
(DEBTORS-IN-POSSESSION)
PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,137	$865
Restricted cash and cash equivalents:
Vehicle	382	466
Non-vehicle	363	29
Total restricted cash and cash equivalents	745	495
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,882	1,360
Receivables:
Vehicle	629	791
Non-vehicle, net of allowance of $63 and $35, respectively	787	1,049
Total receivables, net	1,416	1,840
Prepaid expenses and other assets	429	689
Revenue earning vehicles:
Vehicles	11,462	17,085
Less: accumulated depreciation	(3,011)	(3,296)
Total revenue earning vehicles, net	8,451	13,789
Property and equipment, net	699	757
Operating lease right-of-use assets	1,737	1,871
Intangible assets, net	3,062	3,238
Goodwill	1,081	1,083
Total assets(a)	$18,757	$24,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$84	$289
Non-vehicle	501	654
Total accounts payable	585	943
Accrued liabilities	810	1,032
Accrued taxes, net	119	150
Debt:
Vehicle	8,753	13,368
Non-vehicle	18	3,721
Total debt	8,771	17,089
Operating lease liabilities	1,703	1,848
Self-insured liabilities	481	553
Deferred income taxes, net	887	1,124
Total liabilities not subject to compromise	13,356	22,739
Liabilities subject to compromise	5,001	—
Total liabilities(a)	18,357	22,739
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 158,235,410 and 144,153,444 shares issued, respectively and 156,206,478 and 142,124,512 shares outstanding, respectively	2	1
Additional paid-in capital	3,047	3,024
Accumulated deficit	(2,392)	(967)
Accumulated other comprehensive income (loss)	(216)	(189)
Treasury stock, at cost, 2,028,932 and 2,028,932 shares, respectively	(100)	(100)
Stockholders' equity attributable to Hertz Global	341	1,769
Noncontrolling interests	59	119
Total stockholders' equity	400	1,888
Total liabilities and stockholders' equity	$18,757	$24,627
(a)Hertz Global Holdings, Inc.'s consolidated total assets as of September 30, 2020 and December 31, 2019 include total assets of variable interest entities (“VIEs”) of $705 million and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of September 30, 2020 and December 31, 2019 include total liabilities of VIEs of $647 million and $1.1 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Special Purpose Entities" in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 14, "Related Party Transactions," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Worldwide vehicle rental	$1,119	$2,664	$3,535	$6,961
All other operations	149	172	488	493
Total revenues	1,268	2,836	4,023	7,454
Expenses:
Direct vehicle and operating	832	1,492	2,777	4,147
Depreciation of revenue earning vehicles and lease charges	347	667	1,634	1,892
Selling, general and administrative	143	232	519	723
Interest expense, net:
Vehicle	110	134	360	372
Non-vehicle (excludes contractual interest of $53 million and $75 million for the three and nine months ended September 30, 2020, respectively)	17	70	118	214
Total interest expense, net	127	204	478	586
Technology-related intangible and other asset impairments	—	—	193	—
Other (income) expense, net	—	(6)	(15)	(37)
Reorganization items, net	78	—	101	—
Total expenses	1,527	2,589	5,687	7,311
Income (loss) before income taxes	(259)	247	(1,664)	143
Income tax (provision) benefit	36	(74)	232	(78)
Net income (loss)	(223)	173	(1,432)	65
Net (income) loss attributable to noncontrolling interests	1	(4)	7	(4)
Net income (loss) attributable to Hertz Global	$(222)	$169	$(1,425)	$61
Weighted-average shares outstanding:
Basic	156	133	148	109
Diluted	156	134	148	109
Earnings (loss) per share:
Basic earnings (loss) per share	$(1.42)	$1.26	$(9.65)	$0.56
Diluted earnings (loss) per share	$(1.42)	$1.26	$(9.65)	$0.56

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(223)	$173	$(1,432)	$65
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	(13)	(32)	(11)
Net gain (loss) on defined benefit pension plans	15	1	1	1
Reclassification to other (income) expense for amortization of actuarial (gains) losses on defined benefit pension plans	1	2	6	5
Total other comprehensive income (loss) before income taxes	10	(10)	(25)	(5)
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	(4)	—	—	—
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	(1)	(2)	(1)
Total other comprehensive income (loss)	5	(11)	(27)	(6)
Total comprehensive income (loss)	(218)	162	(1,459)	59
Comprehensive (income) loss attributable to noncontrolling interests	1	(4)	7	(4)
Comprehensive income (loss) attributable to Hertz Global	$(217)	$158	$(1,452)	$55
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit(1)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests(1)	Total Stockholders' Equity
Balance as of:
December 31, 2018	—	84	$1	$2,261	$(909)	$(192)	2	$(100)	$1,061	$59	$1,120
Net income (loss)	—	—	—	—	(147)	—	—	—	(147)	(1)	(148)
Other comprehensive income (loss)	—	—	—	—	—	7	—	—	7	—	7
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	3	—	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	25	25
March 31, 2019	—	84	1	2,262	(1,056)	(185)	2	(100)	922	83	1,005
Net income (loss)	—	—	—	—	39	—	—	—	39	2	41
Other comprehensive income (loss)	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	5	—	—	—	—	5	—	5
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	21	21
June 30, 2019	—	84	1	2,267	(1,017)	(187)	2	(100)	964	106	1,070
Net income (loss)	—	—	—	—	169	—	—	—	169	4	173
Other comprehensive income (loss)	—	—	—	—	—	(11)	—	—	(11)	—	(11)
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	6	—	—	—	—	6	—	6
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	5	5
Rights Offering, net	—	58	—	748	—	—	—	—	748	—	748
September 30, 2019	—	142	$1	$3,019	$(848)	$(198)	2	$(100)	$1,874	$115	$1,989

(1)    Net income (loss) and Net income (loss) attributable to noncontrolling interests are computed independently each quarter. As a result, the quarter amounts presented herein may be rounded to agree to amounts in the accompanying unaudited condensed consolidated balance sheet.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2019	—	142	$1	$3,024	$(967)	$(189)	2	$(100)	$1,769	$119	$1,888
Net income (loss)	—	—	—	—	(356)	—	—	—	(356)	(1)	(357)
Other comprehensive income (loss)	—	—	—	—	—	(39)	—	—	(39)	—	(39)
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1	1
March 31, 2020	—	142	1	3,022	(1,323)	(228)	2	(100)	1,372	119	1,491
Net income (loss)	—	—	—	—	(847)	—	—	—	(847)	(5)	(852)
Other comprehensive income (loss)	—	—	—	—	—	7	—	—	7	—	7
Stock-based compensation charges	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Stock issuance, net	—	14	1	28	—	—	—	—	29	—	29
June 30, 2020	—	156	2	3,048	(2,170)	(221)	2	(100)	559	114	673
Net income (loss)	—	—	—	—	(222)	—	—	—	(222)	(1)	(223)
Other comprehensive income (loss)	—	—	—	—	—	5	—	—	5	—	5
Net settlement on vesting of restricted stock	—	—	—	(1)	—	—	—	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(54)	(54)
September 30, 2020	—	156	$2	$3,047	$(2,392)	$(216)	2	$(100)	$341	$59	$400

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,432)	$65
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	1,809	2,056
Depreciation and amortization, non-vehicle	168	151
Amortization of deferred financing costs and debt discount (premium)	37	40
Stock-based compensation charges	(2)	14
Provision for receivables allowance	66	35
Deferred income taxes, net	(243)	58
Technology-related intangible and other asset impairments	193	—
(Gain) loss on marketable securities	—	(26)
(Gain) loss on sale of non-vehicle capital assets	(24)	(15)
(Gain) loss on derivatives	(3)	(10)
Other	7	6
Changes in assets and liabilities:
Non-vehicle receivables	231	(132)
Prepaid expenses and other assets	33	(44)
Operating lease right-of-use assets	277	305
Non-vehicle accounts payable	224	72
Accrued liabilities	(47)	(48)
Accrued taxes, net	(4)	25
Operating lease liabilities	(287)	(323)
Self-insured liabilities	(75)	4
Net cash provided by (used in) operating activities	928	2,233
Cash flows from investing activities:
Revenue earning vehicles expenditures	(5,188)	(11,536)
Proceeds from disposal of revenue earning vehicles	8,770	6,193
Non-vehicle capital asset expenditures	(89)	(170)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	56	21
Sales of marketable securities	74	—
Other	(1)	—
Net cash provided by (used in) investing activities	3,622	(5,492)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	4,226	11,039
Repayments of vehicle debt	(8,931)	(8,538)
Proceeds from issuance of non-vehicle debt	1,553	1,726
Repayments of non-vehicle debt	(854)	(2,437)
Payment of financing costs	(11)	(33)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2020	2019
Proceeds from the issuance of stock, net	28	—
Contributions from (distributions to) noncontrolling interests	(55)	49
Proceeds from Rights Offering, net	—	748
Other	(2)	(3)
Net cash provided by (used in) financing activities	(4,046)	2,551
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	18	(7)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	522	(715)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,360	1,410
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,882	$695

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$275	$331
Non-vehicle	78	182
Income taxes, net of refunds	(13)	12
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$30	$43
Sales of revenue earning vehicles included in vehicle receivables	575	712
Fleet payables included in liabilities subject to compromise	11	—
Purchases of non-vehicle capital assets included in accounts payable	7	48
Purchases of non-vehicle capital assets included in liabilities subject to compromise	20	—

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,137	$865
Restricted cash and cash equivalents:
Vehicle	382	466
Non-vehicle	335	29
Total restricted cash and cash equivalents	717	495
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,854	1,360
Receivables:
Vehicle	629	791
Non-vehicle, net of allowance of $63 and $35, respectively	787	1,049
Total receivables, net	1,416	1,840
Due from Hertz Holdings	1	—
Prepaid expenses and other assets	428	689
Revenue earning vehicles:
Vehicles	11,462	17,085
Less: accumulated depreciation	(3,011)	(3,296)
Total revenue earning vehicles, net	8,451	13,789
Property and equipment, net	699	757
Operating lease right-of-use assets	1,737	1,871
Intangible assets, net	3,062	3,238
Goodwill	1,081	1,083
Total assets(a)	$18,729	$24,627
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$84	$289
Non-vehicle	501	654
Total accounts payable	585	943
Accrued liabilities	812	1,032
Accrued taxes, net	119	150
Debt:
Vehicle	8,753	13,368
Non-vehicle	18	3,721
Total debt	8,771	17,089
Operating lease liabilities	1,703	1,848
Self-insured liabilities	481	553
Deferred income taxes, net	862	1,128
Total liabilities not subject to compromise	13,333	22,743
Liabilities subject to compromise	5,066	—
Total liabilities(a)	18,399	22,743
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,953	3,955
Due from affiliate	—	(64)
Accumulated deficit	(3,466)	(1,937)
Accumulated other comprehensive income (loss)	(216)	(189)
Stockholder's equity attributable to Hertz	271	1,765
Noncontrolling interests	59	119
Total stockholder's equity	330	1,884
Total liabilities and stockholder's equity	$18,729	$24,627
(a)The Hertz Corporation's consolidated total assets as of September 30, 2020 and December 31, 2019 include total assets of variable interest entities (“VIEs”) of $705 million and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of September 30, 2020 and December 31, 2019 include total liabilities of VIEs of $647 million and $1.1 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Special Purpose Entities" in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 14, "Related Party Transactions," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Worldwide vehicle rental	$1,119	$2,664	$3,535	$6,961
All other operations	149	172	488	493
Total revenues	1,268	2,836	4,023	7,454
Expenses:
Direct vehicle and operating	832	1,492	2,777	4,147
Depreciation of revenue earning vehicles and lease charges	347	667	1,634	1,892
Selling, general and administrative	143	232	519	723
Interest expense, net:
Vehicle	110	134	360	372
Non-vehicle (excludes contractual interest of $53 million and $75 million for the three and nine months ended September 30, 2020, respectively)	17	68	116	209
Total interest expense, net	127	202	476	581
Technology-related intangible and other asset impairments	—	—	193	—
Write-off of intercompany loan	—	—	133	—
Other (income) expense, net	—	(6)	(15)	(37)
Reorganization items, net	78	—	101	—
Total expenses	1,527	2,587	5,818	7,306
Income (loss) before income taxes	(259)	249	(1,795)	148
Income tax (provision) benefit	36	(75)	259	(79)
Net income (loss)	(223)	174	(1,536)	69
Net (income) loss attributable to noncontrolling interests	1	(4)	7	(4)
Net income (loss) attributable to Hertz	$(222)	$170	$(1,529)	$65

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(223)	$174	$(1,536)	$69
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	(13)	(32)	(11)
Net gain (loss) on defined benefit pension plans	15	1	1	1
Reclassification to other (income) expense for amortization of actuarial (gains) losses on defined benefit pension plans	1	2	6	5
Total other comprehensive income (loss) before income taxes	10	(10)	(25)	(5)
Income tax (provision) benefit related to net gains and losses on defined benefit pension plans	(4)	—	—	—
Income tax (provision) benefit related to reclassified amounts of net periodic costs on defined benefit pension plans	(1)	(1)	(2)	(1)
Total other comprehensive income (loss)	5	(11)	(27)	(6)
Total comprehensive income (loss)	(218)	163	(1,563)	63
Comprehensive (income) loss attributable to noncontrolling interests	1	(4)	7	(4)
Comprehensive income (loss) attributable to Hertz	$(217)	$159	$(1,556)	$59

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit(1)	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests(1)	Total Stockholder's Equity
Balance as of:
December 31, 2018	100	$—	$3,187	$(52)	$(1,884)	$(192)	$1,059	$59	$1,118
Net income (loss)	—	—	—	—	(145)	—	(145)	(1)	(146)
Due from Hertz Holdings	—	—	—	(4)	—	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	7	7	—	7
Stock-based compensation charges	—	—	3	—	—	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	—	—	25	25
March 31, 2019	100	—	3,190	(56)	(2,029)	(185)	920	83	1,003
Net income (loss)	—	—	—	—	39	—	39	2	41
Due from Hertz Holdings	—	—	—	(2)	—	—	(2)	—	(2)
Other comprehensive income (loss)	—	—	—	—	—	(2)	(2)	—	(2)
Stock-based compensation charges	—	—	5	—	—	—	5	—	5
Contributions from noncontrolling interests	—	—	—	—	—	—	—	21	21
June 30, 2019	100	—	3,195	(58)	(1,990)	(187)	960	106	1,066
Net income (loss)	—	—	—	—	171	—	171	4	175
Due from Hertz Holdings	—	—	—	(4)	—	—	(4)	—	(4)
Other comprehensive income (loss)	—	—	—	—	—	(11)	(11)	—	(11)
Stock-based compensation charges	—	—	6	—	—	—	6	—	6
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
Contributions from Hertz Holdings	—	—	750	—	—	—	750	—	750
September 30, 2019	100	$—	$3,951	$(62)	$(1,819)	$(198)	$1,872	$115	$1,987

(1)    Net income (loss) and Net income (loss) attributable to noncontrolling interests are computed independently each quarter. As a result, the quarter amounts presented herein may be rounded to agree to amounts in the accompanying unaudited condensed consolidated balance sheet.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit(1)	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity
Balance as of:
December 31, 2019	100	$—	$3,955	$(64)	$(1,937)	$(189)	$1,765	$119	$1,884
Net income (loss)	—	—	—	—	(355)	—	(355)	(1)	(356)
Due from Hertz Holdings	—	—	—	(3)	—	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	—	(39)	(39)	—	(39)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1	1
March 31, 2020	100	—	3,955	(67)	(2,292)	(228)	1,368	119	1,487
Net income (loss)	—	—	—	—	(951)	—	(951)	(5)	(956)
Due from Hertz Holdings	—	—	—	(1)	—	—	(1)	—	(1)
Liabilities subject to compromise(2)	—	—	—	(65)	—	—	(65)	—	(65)
Write-off of intercompany loan(3)	—	—	—	133	—	—	133	—	133
Other comprehensive income (loss)	—	—	—	—	—	7	7	—	7
Stock-based compensation charges	—	—	(2)	—	—	—	(2)	—	(2)
June 30, 2020	100	—	3,953	—	(3,243)	(221)	489	114	603
Net income (loss)	—	—	—	—	(223)	—	(223)	(1)	(224)
Other comprehensive income (loss)	—	—	—	—	—	5	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
September 30, 2020	100	$—	$3,953	$—	$(3,466)	$(216)	$271	$59	$330

(1)    Net income (loss) is computed independently each quarter. As a result, the quarter amounts presented herein may be rounded to agree to accumulated deficit in the accompanying unaudited condensed consolidated balance sheet.
(2)     As a result of filing the Chapter 11 Cases, a Pre-petition loan due to an affiliate was classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020. See Note 16, "Liabilities Subject to Compromise."
(3)    As a result of filing the Chapter 11 Cases, the full amount outstanding under a loan due from affiliate was deemed uncollectible and written off. See Note 14, "Related Party Transactions."

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,536)	$69
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	1,809	2,056
Depreciation and amortization, non-vehicle	168	151
Amortization of deferred financing costs and debt discount (premium)	37	40
Stock-based compensation charges	(2)	14
Provision for receivables allowance	66	35
Deferred income taxes, net	(271)	59
Technology-related intangible and other asset impairments	193	—
Write-off of intercompany loan	133	—
(Gain) loss on marketable securities	—	(26)
(Gain) loss on sale of non-vehicle capital assets	(24)	(15)
(Gain) loss on derivatives	(3)	(10)
Other	9	6
Changes in assets and liabilities:
Non-vehicle receivables	231	(132)
Prepaid expenses and other assets	33	(44)
Operating lease right-of-use assets	277	305
Non-vehicle accounts payable	224	72
Accrued liabilities	(47)	(48)
Accrued taxes, net	(4)	25
Operating lease liabilities	(287)	(323)
Self-insured liabilities	(75)	4
Net cash provided by (used in) operating activities	931	2,238
Cash flows from investing activities:
Revenue earning vehicles expenditures	(5,188)	(11,536)
Proceeds from disposal of revenue earning vehicles	8,770	6,193
Non-vehicle capital asset expenditures	(89)	(170)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	56	21
Sales of marketable securities	74	—
Other	(1)	—
Net cash provided by (used in) investing activities	3,622	(5,492)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	4,226	11,039
Repayments of vehicle debt	(8,931)	(8,538)
Proceeds from issuance of non-vehicle debt	1,553	1,726
Repayments of non-vehicle debt	(854)	(2,437)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2020	2019
Payment of financing costs	(11)	(33)
Advances to Hertz Holdings	(5)	(10)
Contributions from (distributions to) noncontrolling interests	(55)	49
Contributions from Hertz Holdings	—	750
Net cash provided by (used in) financing activities	(4,077)	2,546
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	18	(7)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	494	(715)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,360	1,410
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,854	$695

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$275	$331
Non-vehicle	78	182
Income taxes, net of refunds	(13)	12
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$30	$43
Sales of revenue earning vehicles included in vehicle receivables	575	712
Fleet payables included in liabilities subject to compromise	11	—
Purchases of non-vehicle capital assets included in accounts payable	7	48
Purchases of non-vehicle capital assets included in liabilities subject to compromise	20	—

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Hertz Global Holdings, Inc. (Hertz Global when including its subsidiaries and VIEs and "Hertz Holdings" when excluding its subsidiaries and VIEs) was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns The Hertz Corporation ("Hertz" and interchangeably with Hertz Global, the "Company"), Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. Hertz operates its vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from company-owned, licensee and franchisee locations in the United States ("U.S."), Africa, Asia, Australia, Canada, the Caribbean, Europe, Latin America, the Middle East and New Zealand. Through its Donlen subsidiary, Hertz provides vehicle leasing and fleet management services.

In March 2020, the World Health Organization declared a pandemic resulting from the COVID-19 viral disease ("COVID-19"). In response to COVID-19, local and national governments around the world instituted shelter-in-place and similar orders and travel restrictions, and airline travel decreased suddenly and dramatically. Despite a strong start to the year, as a result of the impact on travel demand, late in the first quarter, the Company began experiencing a high level of rental cancellations and a significant decline in forward bookings. In response, the Company began adjusting its fleet levels to reflect the reduced level of demand by leveraging its multiple used-vehicle channels and negotiating with suppliers to reduce fleet commitments.

Additionally, the Company began aggressively managing costs, including implementing employee furlough programs affecting approximately 20,000 employees worldwide to align staffing levels with the slowdown in demand. The Company (i) initiated a restructuring program affecting approximately 11,000 employees in its U.S. RAC segment and U.S. corporate operations, the majority of which were previously furloughed; (ii) actively negotiated to abate or defer its airport rent and concession payments; (iii) substantially reduced capital expenditures; (iv) eliminated discretionary marketing spend; and (v) reduced commitments to purchase vehicles by approximately $4.0 billion from original commitments in its U.S. RAC segment, the majority of which were delivered during the second quarter of 2020. See Note 8, "Restructuring" for further information regarding the restructuring program disclosed above.

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

As a result of the failure to make the full rent payments on April 27, 2020, an amortization event was in effect as of May 5, 2020 for all series of notes issued by HVF II and a liquidation event was in effect with respect to the variable funding notes (“Series 2013-A Notes”) issued by HVF II.  As a result of the amortization event, and notwithstanding the forbearance agreement described below, proceeds from the sales of vehicles that collateralize the notes issued by HVF II were to be primarily applied to the payment of principal and interest under those notes and were not available to finance new vehicle acquisitions for Hertz. A liquidation event means that, unless the affected noteholders otherwise agree, the affected noteholders can direct the liquidation of vehicles serving as collateral for their notes.

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

In May 2020, the Bankruptcy Court approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors and certain fees to airport authorities and provide adequate protection; (iv) continue to maintain certain customer programs; (v) maintain their insurance program; (vi) use certain cash collateral on an interim basis; and (vii) continue their cash management system.

On July 24, 2020, the Bankruptcy Court entered an order related to the Operating Lease (the "Interim Lease Order") which, among other things, directed the Debtors to (i) make $650 million of base rent payments under the Operating Lease to the HVF trustee in the amount of six equal monthly payments of approximately $108 million commencing in July 2020 through December 2020; (ii) dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, inclusive, where the proceeds of the dispositions, subject to certain exclusions set forth in the Interim Lease Order, will be used to make payments under the Operating Lease; (iii) fund interest payments on the Operating Lease from draws on certain existing letters of credit, which are reimbursable by the Debtors; and (iv) suspend litigation relating to the Operating Lease until January 15, 2021 with all parties reserving all rights with respect to future litigation claims. For the period from June 1, 2020 through September 30, 2020, the Company disposed of approximately 165,000 vehicles which are associated with the Interim Lease Order.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
In September 2020, the Bankruptcy Court authorized the rejection of certain unexpired leases (the "Lease Rejection Orders") comprised of 257 off airport and 15 airport locations in the Company's U.S. RAC segment. In October 2020, the Bankruptcy Court authorized the rejection of certain unexpired leases (the "October Lease Rejections Orders") comprised of 29 airport and 24 off airport locations in the Company's U.S. RAC segment. See Note 7, "Leases" for further details.

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

Potential Claims

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. As part of the Chapter 11 Cases, parties believing that they have claims or causes of action against the Debtors may file proofs of claim evidencing such claims. Certain holders of Pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was on October 21, 2020 (the “Bar Date”).

The Debtors' have received approximately 13,400 proofs of claim for an amount of approximately $104.9 billion. Such amount includes duplicate claims across multiple debtor legal entities. These claims will be reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. As a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. As of the date of this Quarterly Report on Form 10-Q, the Company’s assessment of the validity of claims received has not been completed. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.

Borrowing Capacity and Availability

The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of the Company's existing debt obligations. As a result of the filing of the Chapter 11 Cases, the remaining capacity under almost all of the Company's revolving credit facilities was terminated, as disclosed in Note 6, "Debt." Consequently, the proceeds of sales of vehicles which serve as collateral for such vehicle finance facilities must be applied to the payment of the related indebtedness of the Non-Debtor Financing Subsidiaries (as defined in Note 6, "Debt") and are not otherwise available to fund the Company’s operations. Additionally, the Company is precluded from accessing any of its subordinated investment in the vehicle collateral until the related defaults are waived or the third party funding under those facilities has been retired, either through the monetization of the underlying collateral or the refinancing of the related indebtedness. Additionally, proceeds from vehicle receivables, excluding

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
manufacturer rebates, as of September 30, 2020 and ongoing vehicle sales must be applied to vehicle debt in amortization.

The Company currently has waivers related to the filing of the Chapter 11 Cases under its European Vehicle Notes, European ABS and U.K. Fleet Financing facility that were extended to December 31, 2020, as disclosed in Note 6, "Debt."

The Company's inability to access its Senior RCF facility or retain any proceeds from the sale of vehicles under its U.S. ABS programs means that its source of liquidity is almost entirely its cash and cash equivalents on hand, cash generated from its operations and other new financing opportunities to the extent available. As of September 30, 2020, the Company had $1.1 billion of unrestricted cash and unrestricted cash equivalents which the Company believes will be sufficient to fund its operations through approximately December 31, 2020, assuming it does not experience any unforeseen liquidity needs before then, which could result in the utilization of the liquidity in advance of December 31, 2020. The Company believes, however, that if, among other things, (i) it cannot successfully extend the international vehicle debt waivers that expire on December 31, 2020, as disclosed in Note 6, "Debt," (ii) it cannot successfully implement a plan of reorganization, and (iii) there is not a significant recovery in the economic conditions in its major markets, its available cash and cash equivalents and cash generated by its operations will not be sufficient to fund operating requirements for the next twelve months. Consequently, the Debtors pursued vehicle financing for certain of their operations, either through waivers on existing facilities or entering into new arrangements to fund vehicles and vehicle leases, to supplement their sources of funding.

On October 12, 2020, the Bankruptcy Court entered an order authorizing Hertz and Donlen Corporation to enter into certain agreements in connection with a new asset-based securitization facility with a newly formed non-Debtor special purpose entity, Donlen Fleet Lease Funding LLC ("DFLF"). On October 16, 2020, DFLF issued the Series 2020-1 Notes in an aggregate principal amount up to $400 million pursuant to this new facility, as disclosed in Note 6, "Debt."

On October 29, 2020, the Bankruptcy Court entered an order authorizing the Debtors to obtain certain debtor-in-possession financing. In accordance with the Bankruptcy Court’s order, on October 30, 2020, Hertz, as borrower, and Hertz Global and certain of its subsidiaries located in the United States and Canada, in each case that are debtors in these Chapter 11 Cases, as guarantors, entered into a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”). The DIP Credit Agreement provides for a superpriority secured debtor-in-possession credit facility comprised of delayed-draw term loans in an aggregate amount of up to $1.65 billion (the “DIP Loans”), of which (i) up to $1.0 billion can be used as equity for new interim fleet financing, giving the Debtors the ability to replenish their vehicle fleet in the future, and (ii) up to $800 million can be used for working capital and general corporate purposes. The DIP Loans are available in multiple draws of at least (i) $250 million each, or (ii) the remaining available commitments if such commitments are less than $250 million. The DIP Loans bear interest at a rate of LIBOR plus 7.25% (subject to a 1.00% floor), which is reduced to LIBOR plus 6.75% upon a significant repayment of Pre-petition first lien debt. See Note 6, "Debt" for further details.

On November 5, 2020, Hertz Global issued a press release announcing that it secured commitments for fleet financing totaling $4 billion and has filed a motion for approval of Hertz entering into the documentation for the financing by the Bankruptcy Court. Upon approval, and together with the up to $1 billion of the Company's debtor-in-possession financing that may be used for equity in the fleet financing subsidiary, the Company will have access to up to $5 billion in total funding to support its fleet financing needs.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement a plan of reorganization, among other factors, and the realization of assets and the satisfaction of liabilities are subject to uncertainty. Further, any plan of reorganization could materially change the amounts of assets and liabilities reported in the accompanying condensed consolidated financial statements. The

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of the Company's financial condition, defaults under certain debt agreements as disclosed in Note 6, "Debt," and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that the Company will be able to continue as a going concern for one year from the issuance date of this Quarterly Report on Form 10-Q.

NYSE Delisting and Transfer to the Over-the-Counter ("OTC") Market

On May 26, 2020, the Company received a letter from the staff of NYSE Regulation, Inc. that it had determined to commence proceedings to delist the common stock of Hertz Global from the NYSE in light of the Company’s disclosure on May 22, 2020 that it had commenced voluntary petitions for reorganization under Chapter 11. The Company appealed the determination in a timely manner and requested a hearing before the NYSE. On October 15, 2020, the NYSE heard the Company’s appeal. On October 29, 2020, the NYSE informed the Company, and publicly announced its determination following such appeal, that Hertz Global common stock is no longer suitable for listing on the NYSE and that the NYSE has suspended trading in Hertz Global's common stock (NYSE ticker symbol: HTZ) after the market close on October 29, 2020. On October 30, 2020, the NYSE applied to the Securities and Exchange Commission pursuant to Form 25 to remove the common stock of Hertz Global from listing and registration on the NYSE at the opening of business on November 10, 2020.

As a result of the suspension and expected delisting, Hertz Global's common stock began trading exclusively on the OTC market on October 30, 2020 under the symbol HTZGQ.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2020 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

Effective on the Petition Date, the Company applied accounting standards applicable to reorganizations, Accounting Standards Codification 852 - Reorganizations, in preparing the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 which requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, Pre-petition obligations of the Debtors that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 16, "Liabilities Subject to Compromise," for additional information. In addition, certain charges related to the Chapter 11 Cases are recorded as reorganization items, net in the accompanying unaudited condensed consolidated statements of operations for the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
three and nine months ended September 30, 2020. See Note 17, "Reorganization Items, Net," for additional information.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The Company has hosting arrangements in connection with its Enterprise Resource Planning systems. Prior to the adoption of this guidance, the Company capitalized certain implementation costs for its hosting arrangements in intangible assets, net, in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2019. Subsequent to the adoption of this guidance on January 1, 2020, the Company records implementation fees incurred in connection with its hosting arrangements in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes by removing certain exceptions in existing guidance and improves consistency in application by clarifying and amending existing guidance. This guidance is effective for annual periods beginning after December 15, 2020, and interim periods within those annual periods. On July 1, 2020, the Company adopted this guidance early, as permitted, on a prospective basis, where adjustments as of January 1, 2020 were not material; therefore adoption of this guidance had no material impact on the Company's financial position, results of operations or cash flows.

Not Yet Adopted

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

Note 3—Divestitures

Sale of Non-vehicle Capital Assets

During the first quarter of 2020, the Company received additional cash from the sale of certain non-vehicle capital assets in its U.S. Rental Car segment, which was completed in the fourth quarter of 2019, and recognized an additional $20 million pre-tax gain on the sale, which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

Sale of Marketable Securities

During the first quarter of 2020, the Company sold marketable securities for $74 million and recognized an immaterial gain on the sale in its corporate operations, which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	September 30, 2020	December 31, 2019
Revenue earning vehicles	$11,060	$16,626
Less accumulated depreciation	(2,892)	(3,159)
	8,168	13,467
Revenue earning vehicles held for sale, net	283	322
Revenue earning vehicles, net	$8,451	$13,789

Depreciation of revenue earning vehicles and lease charges includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Depreciation of revenue earning vehicles	$525	$681	$1,687	$1,906
(Gain) loss on disposal of revenue earning vehicles, net	(187)	(33)	(81)	(73)
Lease charges	9	19	28	59
Depreciation of revenue earning vehicles and lease charges	$347	$667	$1,634	$1,892

Note 5—Goodwill and Intangible Assets, Net

Technology-related Intangible and Other Assets

Due to uncertainty surrounding the Company's financial ability to complete certain information technology projects as a result of COVID-19 and the filing of the Chapter 11 Cases as disclosed in Note 1, "Background," the Company concluded in the second quarter of 2020 that there was an impairment of such technology-related intangible assets and capitalized cloud computing implementation costs. In the second quarter of 2020, the Company recorded an impairment charge of $193 million in its corporate operations, representing a full impairment of the carrying value of such assets as of June 30, 2020 of $124 million and $69 million of technology-related intangible assets and other assets, respectively.

Recoverability of Goodwill and Indefinite-lived Intangible Assets

Due to the impact related to COVID-19, the Company's reduction in cash flow projections, the filing of the Chapter 11 Cases and declines in the stock price of Hertz Global, the Company tested the recoverability of its goodwill and indefinite-lived intangible assets as of June 30, 2020, and based on the quantitative test, no impairment was recorded in the second quarter of 2020. However, the fair values of certain tradenames, which are indefinite-lived intangible assets, in the Company's U.S. RAC and International RAC segments were in excess by 3% and 18% of the carrying values of $934 million and $560 million, respectively.

The Company tests the recoverability of its goodwill and indefinite-lived intangible assets by performing an impairment analysis on an annual basis, as of October 1, and at interim periods when circumstances require as a result of a triggering event, as defined by Accounting Standards Codification 350 – Intangibles, Goodwill and Other (“ASC 350”). The Company determined that the projected revenues, expenses and cash flows, reflecting the expected duration and extent of impact to its business, customers, economy and the travel industry from COVID-19, and the impact of the Chapter 11 Cases, were materially consistent with the assumptions utilized in the Company’s June 30, 2020 quantitative impairment assessment. As a result of the foregoing considerations, along with the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
consideration of other indicators noted in ASC 350, the Company concluded there were no indicators of impairment triggered in accordance with ASC 350 in the third quarter of 2020.

Further deterioration in the general economic conditions in the travel industry, the Company’s cash flows and the Company's ability to obtain future financing to maintain its fleet or the weighted average cost of capital assumptions may result in an impairment charge to earnings in future quarters. The Company will continue to closely monitor actual results versus its expectations as well as any significant changes in market events or conditions, including the impact of COVID-19 on the Company's business and the travel industry, and the resulting impact to its assumptions about future estimated cash flows and the weighted average cost of capital. If the Company's expectations of the operating results, both in magnitude or timing, do not materialize, or if its weighted average cost of capital increases, the Company may be required to record goodwill and indefinite-lived intangible asset impairment charges, which could be material.

Note 6—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions):

Facility	Weighted-Average Interest Rate as of September 30, 2020	Fixed or Floating Interest Rate	Maturity	September 30, 2020	December 31, 2019
Non-Vehicle Debt
Senior Term Loan(1)		Floating	6/2023	$—	$660
Senior RCF(1)		Floating	6/2021	—	—
Senior Notes(1)(2)		Fixed	10/2022-1/2028	—	2,700
Senior Second Priority Secured Notes(1)		Fixed	6/2022	—	350
Promissory Notes(1)		Fixed	1/2028	—	27
Alternative Letter of Credit Facility(1)		Floating	11/2023	—	—
Senior RCF Letter of Credit Facility(1)		Floating	6/2021	—	—
Other Non-Vehicle Debt	7.26%	Fixed	Various	18	18
Unamortized Debt Issuance Costs and Net (Discount) Premium				—	(34)
Total Non-Vehicle Debt Not Subject to Compromise				18	3,721
Non-Vehicle Debt Subject to Compromise
Senior Term Loan	3.50%	Floating	6/2023	656	—
Senior RCF	3.41%	Floating	6/2021	615	—
Senior Notes(2)	6.11%	Fixed	10/2022-1/2028	2,700	—
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	350	—
Promissory Notes	7.00%	Fixed	1/2028	27	—
Alternative Letter of Credit Facility(6)	5.25%	Floating	11/2023	82	—
Senior RCF Letter of Credit Facility	5.50%	Floating	6/2021	11	—
Unamortized Debt Issuance Costs and Net (Discount) Premium				(37)	—
Total Non-Vehicle Debt Subject to Compromise				4,404	—

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of September 30, 2020	Fixed or Floating Interest Rate	Maturity	September 30, 2020	December 31, 2019
Vehicle Debt
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(3)(6)	3.36%	Floating	3/2022	2,501	2,644
				2,501	2,644
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(3)	N/A	Fixed	3/2020	—	780
HVF II Series 2015-3(3)	3.44%	Fixed	9/2020	207	371
HVF II Series 2016-2(3)	3.76%	Fixed	3/2021	333	595
HVF II Series 2016-4(3)	3.44%	Fixed	7/2021	237	424
HVF II Series 2017-1(3)	3.71%	Fixed	10/2020	252	450
HVF II Series 2017-2(3)	4.10%	Fixed	10/2022	207	350
HVF II Series 2018-1(3)	3.74%	Fixed	2/2023	592	1,000
HVF II Series 2018-2(3)	4.17%	Fixed	6/2021	119	200
HVF II Series 2018-3(3)	4.49%	Fixed	7/2023	120	200
HVF II Series 2019-1(3)	4.23%	Fixed	3/2022	418	700
HVF II Series 2019-2(3)	3.86%	Fixed	5/2024	447	750
HVF II Series 2019-3(3)	3.11%	Fixed	12/2024	446	800
				3,378	6,620
Donlen U.S. ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(4)(6)	6.11%	Floating	10/2020-7/2022	382	286
				382	286
HFLF Medium Term Notes
HFLF Series 2016-1(4)	N/A	Both	1/2020-2/2020	—	34
HFLF Series 2017-1(4)	2.72%	Both	10/2020-9/2022	115	229
HFLF Series 2018-1(4)	2.66%	Both	10/2020-9/2022	292	462
HFLF Series 2019-1(4)	2.27%	Both	10/2020-9/2022	456	650
				863	1,375
Vehicle Debt - Other
U.S. Vehicle RCF	N/A	Floating	6/2021	—	146
European Vehicle Notes(5)	5.07%	Fixed	10/2021-3/2023	846	810
European ABS(3)	1.60%	Floating	11/2021	410	766
Hertz Canadian Securitization(3)(6)	3.68%	Floating	3/2021	119	241
Donlen Canadian Securitization(3)	1.63%	Floating	12/2022	27	24
Australian Securitization(3)	1.74%	Floating	6/2021	106	177
New Zealand RCF	2.94%	Floating	6/2021	37	50
U.K. Financing Facility	3.00%	Floating	10/2020-8/2023	122	247
Other Vehicle Debt	3.60%	Floating	10/2020-11/2024	28	29

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of September 30, 2020	Fixed or Floating Interest Rate	Maturity	September 30, 2020	December 31, 2019
				1,695	2,490
Unamortized Debt Issuance Costs and Net (Discount) Premium				(66)	(47)
Total Vehicle Debt Not Subject to Compromise				8,753	13,368
Total Debt Not Subject to Compromise				$8,771	$17,089
N/A - Not applicable

(1)As a result of filing the Chapter 11 Cases, certain debt was classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020. The weighted-average interest rate for such debt is disclosed in subsequent rows under "non-vehicle debt subject to compromise".

(2)References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below which are included in liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	September 30, 2020	December 31, 2019
6.250% Senior Notes due October 2022	$500	$500
5.500% Senior Notes due October 2024	800	800
7.125% Senior Notes due August 2026	500	500
6.000% Senior Notes due January 2028	900	900
	$2,700	$2,700

(3)Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness originally expected the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full. Refer to the HVF II amortization event as described below, where the expected maturity is based on the sale of the underlying vehicles and payments under the Interim Lease Order or the refinancing of the current debt.

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

(5)References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly-owned subsidiary of Hertz organized under the laws of the Netherlands, unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.17 to 1 and 1.12 to 1 as of September 30, 2020 and December 31, 2019, respectively), set forth in the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicle Notes	September 30, 2020	December 31, 2019
4.125% Senior Notes due October 2021	$263	$251
5.500% Senior Notes due March 2023	583	559
	$846	$810

(6)     Includes default interest which is comprised of an increase in the contractual spread and may also include a change in the benchmark rate from the U.S. Dollar LIBOR rate to the prime rate.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Chapter 11

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the Company reclassified certain of its non-vehicle debt instruments, net of deferred financing costs, discounts and premiums, as applicable, to liabilities subject to compromise in the accompanying condensed consolidated balance sheet as of September 30, 2020. The Company has suspended accruing and paying interest and amortizing deferred financing costs, discounts and premiums, as applicable, on the Senior Notes, Promissory Notes and Alternative Letter of Credit Facility, as of the Petition Date. The Company is continuing to pay in cash an amount equal to the monthly interest at the non-default rate for the Senior Term Loan and Senior RCF (collectively, "the First Lien Facilities"), and has suspended amortizing the associated deferred financing costs, discounts and premiums for the First Lien Facilities, as applicable, as of the Petition Date. Additionally, the Company is continuing to pay in kind an amount equal to the monthly interest at the non-default rate for the Senior Second Priority Secured Notes as of July 1, 2020. On August 25, 2020, the Bankruptcy Court entered an order, which among other things, directed that on December 1, 2020, the Company is to pay in cash an amount equal to half of the interest that would have accrued on the Senior Second Priority Secured Notes during the period July 1, 2020 through November 30, 2020. On October 29, 2020, the Bankruptcy Court entered an order, which among other things, directed the Company to pay in cash an amount equal to the monthly interest that would have accrued on the First Lien Facilities during the period May 1, 2020 through June 30, 2020 upon entry of the DIP Order as defined below.

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

Non-Vehicle Debt

Senior Secured Superpriority Debtor-in-Possession Credit Agreement

On October 15, 2020, Hertz entered into a commitment letter for debtor-in-possession financing (the “DIP Commitment Letter”) with the holders of a majority in aggregate outstanding amount of its Pre-petition first-lien debt (collectively, the “Initial Commitment Parties”) pursuant to which the Initial Commitment Parties committed to backstop a superpriority senior secured debtor-in-possession, non-amortizing, delayed draw term loan facility (the “DIP Facility”) in an aggregate amount of $1.65 billion under Section 364 of the Bankruptcy Code, subject to the terms and conditions set forth in the Initial Commitment Letter. The Initial Commitment Letter was amended on October 28, 2020 to add certain additional commitment parties (together with the Initial Commitment Parties, the “Commitment Parties”).

On October 29, 2020, the Bankruptcy Court entered an order authorizing the Debtors to obtain certain debtor-in-possession financing (the "DIP Order"). In accordance with the Bankruptcy Court's order, on October 30, 2020, Hertz, as borrower, and Hertz Global and certain of its subsidiaries located in the United States and Canada, in each case that are debtors in these Chapter 11 Cases, as guarantors (collectively, the “DIP Debtors”), entered into the DIP Credit Agreement with the financial institutions identified therein as lenders and Barclays Bank PLC as administrative agent. The DIP Credit Agreement provides for DIP Loans, of which (i) up to $1.0 billion can be used as equity for new interim fleet financing, giving the DIP Debtors the ability to replenish their vehicle fleet in the future, and (ii) up to $800 million can be used for working capital and general corporate purposes. The DIP Loans are available in multiple draws of at least (i) $250 million each, or (ii) the remaining available commitments if such commitments are less than $250 million. The DIP Loans bear interest at a rate of LIBOR plus 7.25% (subject to a 1.00% floor), which is reduced to LIBOR plus 6.75% upon a significant repayment of Pre-petition first lien debt.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The DIP Facility matures on December 31, 2021 and has limited covenants and events of default, including one milestone requiring the filing of a plan of reorganization by August 1, 2021. The DIP Facility will be secured by first priority liens on substantially all of the DIP Debtors’ assets (subject to certain exclusions) and has the support of the requisite majority of the DIP Debtors’ first lien Pre-petition debt to allow for consensual priming of existing liens. The DIP Facility does not contain a roll-up or cross-collateralization of Pre-petition debt or otherwise dictate how Pre-petition claims will be addressed in a plan of reorganization.

The DIP Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the loan parties and their subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of junior or Pre-petition indebtedness, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP Credit Agreement also includes conditions precedent, representations and warranties, mandatory prepayments, affirmative covenants and events of default customary for financings of this type. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of title 11 of the United States Code, the appointment of a trustee pursuant to chapter 11 of title 11 of the United States Code, and certain other events related to the impairment of the lenders’ rights or liens granted under the DIP Credit Agreement.

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

As a result of the failure to make the full rent payments on April 27, 2020, an amortization event was in effect as of May 5, 2020 for all series of notes issued by HVF II and a liquidation event was in effect with respect to the Series 2013-A Notes issued by HVF II. As a result of the amortization event, proceeds from the sales of vehicles that collateralize the notes issued by HVF II must be primarily applied to the payment of principal and are allocated on what approximates a pro rata basis to the reduction of principal on the basis of seniority by class. As disclosed in Note 1, "Background," per the terms of the Interim Lease Order entered on July 24, 2020, the Debtors were directed, among other things, to make $650 million of base rent payments under the Operating Lease to the HVF trustee in the amount of six equal monthly payments of approximately $108 million commencing in July 2020 through December 2020. The parties have agreed to defer litigation related to the Operating Lease until January 15, 2021. HVF II is accruing default interest, while non-default interest is being paid on the HVF II Variable Funding Notes and the U.S. Vehicle Medium Term Notes from funds drawn on existing letter of credit facilities, as described below.

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

New Facility - Fleet Financing

On November 5, 2020, Hertz Global issued a press release announcing that it secured commitments for fleet financing totaling $4 billion and has filed a motion for approval of Hertz entering into the documentation for the financing by the Bankruptcy Court. Upon approval, and together with the up to $1 billion of the Company's debtor-in-possession financing that may be used for equity in the fleet financing subsidiary, the Company will have access to up to $5 billion in total funding to support its fleet financing needs.

Donlen U.S. ABS Program

HFLF Variable Funding Notes

HFLF Series 2013-2 Notes: In February 2020, HFLF amended the HFLF Series 2013-2 Notes ("2013-2 Notes") to extend the end of the revolving period from March 2021 to March 2022 and increased the commitments thereunder by $100 million, such that the aggregate maximum borrowings of the 2013-2 Notes increased to $600 million.

The filing of the Chapter 11 Cases triggered an amortization event under the HFLF Variable Funding Notes and the HFLF Medium Term Notes. As a result, the remaining commitments under the HFLF Series 2013-2 Notes were terminated and, while the amortization events continue, proceeds from lease payments and from the sales of vehicles that collateralize the notes issued by HFLF must be applied to the reduction of principal and payment of interest on the notes. The principal will be allocated on approximately a pro rata basis and distributed to the note holders on the basis of seniority by class. HFLF is accruing default interest, while non-default interest is being paid on the HFLF Variable Funding Notes and the HFLF Medium Term Notes.

DFLF Variable Funding Notes

On October 12, 2020, the Bankruptcy Court entered an order authorizing Hertz and Donlen Corporation to enter into certain agreements in connection with a new asset-based securitization facility with a newly formed non-Debtor special purpose entity, DFLF. On October 16, 2020, DFLF issued the Series 2020-1 Notes to offset funding needs created by the amortization of the HFLF Variable Funding Notes disclosed above, where DFLF will fund lease originations going forward. As of the closing date in October 2020, DFLF will have access to up to up to $400 million of available funding subject to certain conditions. Currently, DFLF has $200 million of committed funding available, subject to the payment of incremental up-front fees.

Vehicle Debt-Other

The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of the Company's existing debt obligations, as described below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

U.S. Vehicle Revolving Credit Facility

In August 2020, Hertz terminated the U.S. Vehicle Revolving Credit Facility by utilizing available cash to pay in full amounts outstanding of $93 million.

European Vehicle Notes

Hertz Netherlands and certain other international subsidiaries entered into a limited waiver agreement in respect of the European Vehicle Notes pursuant to which the majority noteholders agreed to waive any default or event of default that could have resulted from the Chapter 11 Cases with an expiration of September 30, 2020.

On September 30, 2020, Hertz Netherlands and certain other international subsidiaries entered into an extension of the waiver agreement with respect to the European Vehicle Notes which expires on December 31, 2020, or earlier if certain conditions are not met.

European ABS

An amortization event that would have arisen under the European ABS as a result of filing the Chapter 11 Cases was waived in May 2020 as International Fleet Financing No.2 B.V (“IFF No. 2”) entered into a waiver agreement with an expiration of September 30, 2020 such that the aggregate maximum borrowings were reduced from €1.1 billion to €600 million.

Effective October 1, 2020, IFF No. 2 entered into an extension of the waiver agreement under the European ABS (the "European Waiver") through December 31, 2020, or earlier if certain conditions are not met. Under the European Waiver, aggregate maximum borrowings cannot exceed (i) €351 million from September 30, 2020 to October 30, 2020, (ii) €310 million from October 31, 2020 to November 5, 2020, (iii) €300 million from November 6, 2020 to November 29, 2020, (iv) €280 million from November 30, 2020 to December 3, 2020 and (v) €270 million from and including December 4, 2020.

Hertz Canadian Securitization

The filing of the Chapter 11 Cases triggered an amortization event under the Hertz Canadian Securitization. As a result, the remaining committed available borrowings were terminated and proceeds from the sales of vehicles and receipt of vehicle receivables that collateralize the Hertz Canadian Securitization must be applied to the payment of principal.

On September 23, 2020, TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz entered into an interim agreement under the Hertz Canadian Securitization in which default interest will be paid.

Donlen Canadian Securitization

The filing of the Chapter 11 Cases triggered an event of default under the Donlen Canadian Securitization. In June 2020, Donlen entered into a waiver agreement under the Donlen Canadian Securitization with an expiration of August 28, 2020 such that the aggregate maximum borrowings were reduced from CAD$50 million to CAD$37 million.

In August 2020, Donlen entered into an extension of the waiver agreement under the Donlen Canadian Securitization with an expiration of October 29, 2020. In October 2020, the waiver agreement was extended an additional 60 days and expires on December 29, 2020.

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

U.K. Financing Facility

In April 2020, the aggregate maximum borrowing capacity under the U.K. Financing Facility was reduced from £250 million to £200 million as result of a downgrade in the credit rating of Hertz. Events of default that would have arisen under the U.K. Financing Facility as a result of filing the Chapter 11 Cases were waived in May 2020 as Hertz U.K. Limited entered into a waiver agreement under the U.K. Financing Facility which expired on September 30, 2020, and on October 1, 2020, Hertz U.K. Limited entered into an extension of the waiver agreement under the U.K. Financing Facility which expires on December 31, 2020, or earlier if certain conditions are not met. Under the waiver agreement, the aggregate maximum borrowing capacity under the U.K. Financing Facility was reduced to £110 million.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following facilities were available to the Company as of September 30, 2020 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF(1)	$—	$—
Letter of Credit Facility(1)	—	—
Alternative Letter of Credit Facility(1)	—	—
Total Non-Vehicle Debt	—	—
Vehicle Debt
HVF II U.S. Vehicle Variable Funding Notes(1)	—	—
HFLF Variable Funding Notes(1)	—	—
European ABS	291	—
Hertz Canadian Securitization(1)	—	—
Donlen Canadian Securitization	1	—
Australian Securitization	42	—
U.K. Financing Facility	134	—
New Zealand RCF	12	2
Total Vehicle Debt	480	2
Total	$480	$2

(1)    As a result of the filing of the Chapter 11 Cases, there is no longer remaining capacity or availability under these facilities, as such unused commitments were terminated.

Letters of Credit

As of September 30, 2020, there were outstanding standby letters of credit totaling $736 million. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount, $231 million were issued under the Senior RCF, $299 million were issued under the Letter of Credit Facility and $200 million were issued under the Alternative Letter of Credit Facility. As of September 30, 2020, $11 million and $82 million of the issued letters of credit have been drawn upon under the Senior RCF and Alternative Letter of Credit Facility, respectively, to fund interest payments due under the HVF II Notes. The draws remain unreimbursed by the Company, and, except as otherwise set forth in orders from the Bankruptcy Court, as a result are accruing interest at the non-default rate.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary, therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of September 30, 2020 and December 31, 2019, IFF No. 2 had total assets of $640 million and $1.1 billion, respectively, primarily comprised of loans receivable, and total liabilities of $640 million and $1.1 billion, respectively, primarily comprised of debt.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Covenant Compliance

Prior to the filing of the Chapter 11 Cases, the financial covenant provided that Hertz’s consolidated first lien net leverage ratio (the "Leverage Ratio"), as defined in the credit agreements governing the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility, as of the last day of any fiscal quarter may not exceed a ratio of 3.00 to 1.00. As a result of the filing of the Chapter 11 Cases, the Company is currently in default under its Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility, and the Company is in breach of the Leverage Ratio.

Note 7—Leases

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

As a result of the impact from COVID-19 as disclosed in Note 1, "Background," the Company received rent concessions in the form of abatement and payment deferrals of fixed and variable rent payments for its airport and off airport locations in the amount of $84 million and $221 million for the three and nine months ended September 30, 2020, respectively, which represent amounts previously due in the period between March 1, 2020 and September 30, 2020. The Company elected to apply the accounting relief provided by the FASB and elected to not evaluate whether the concession is a modification. The Company will account for the concession as if it were part of the existing contract.

In September 2020, the Bankruptcy Court approved the Lease Rejection Orders which authorized the rejection of certain unexpired leases comprised of 257 off airport and 15 airport locations in the Company's U.S. RAC segment. In October 2020, the Bankruptcy Court approved the October Lease Rejection Orders which authorized the rejection of certain unexpired leases comprised of 29 airport and 24 off airport locations in the Company's U.S. RAC segment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Operating lease income from vehicle rentals	$1,037	$2,516	$3,278	$6,555
Operating lease income from fleet leasing	155	174	485	499
Variable operating lease income	—	46	34	124
Revenue accounted for under Topic 842	1,192	2,736	3,797	7,178
Revenue accounted for under Topic 606	76	100	226	276
Total revenues	$1,268	$2,836	$4,023	$7,454

Note 8—Restructuring

Due to the impact from COVID-19 as disclosed in Note 1, "Background," the Company initiated a restructuring program, beginning in April 2020, affecting approximately 11,000 employees in its U.S. Rental Car segment and corporate operations and incurred approximately $37 million of charges for termination benefits during the second quarter of 2020, where $7 million was classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020 as disclosed below. This program is expected to be completed within the next twelve months.

No termination charges were incurred during the three months ended September 30, 2020. The following tables summarize restructuring charges under this program incurred during the nine months ended September 30, 2020:

(In millions)	Nine Months Ended September 30, 2020
Termination charges:
Direct vehicle and operating	$25
Selling, general and administrative	12
Total	$37

(In millions)	Nine Months Ended September 30, 2020
Termination charges:
U.S. Rental Car Segment	$34
Corporate operations	3
Total	$37

The tables above do not include pension-related settlement charges incurred during the nine months ended September 30, 2020. See Note 11, "Employee Retirement Benefits".

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the activity affecting the restructuring accrual, which is recorded in accrued liabilities or was reclassified to liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet, during the nine months ended September 30, 2020.

(In millions)	Termination Benefits
Balance as of December 31, 2019	$1
Charges incurred	37
Cash payments	(28)
Liabilities subject to compromise(1)	(7)
Balance as of September 30, 2020	$3

(1)     As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the Company classified $7 million of restructuring charges as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020. See Note 16, "Liabilities Subject to Compromise".

Note 9—Income Tax (Provision) Benefit

On March 27, 2020, the U.S. federal government passed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act contains many tax provisions including, but not limited to, accelerated alternative minimum tax ("AMT") refunds, payroll tax payment deferrals, employee retention credits, enhanced net operating loss ("NOL") carryback rules and an increase to the interest deduction limitation. The Company has considered the income tax provisions of the CARES Act in the tax benefit calculation for the three and nine months ended September 30, 2020. The Company continues to monitor and analyze the CARES Act along with global legislation issued in response to the COVID-19 pandemic.
Hertz Global

The effective tax rate is 14% and 30% for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate is 14% and 54% for the nine months ended September 30, 2020 and 2019, respectively.

Hertz Global recorded a tax benefit of $36 million and $232 million for the three and nine months ended September 30, 2020, respectively, compared to a tax provision of $74 million and $78 million for the three and nine months ended September 30, 2019, respectively. The tax benefit for the three and nine months ended September 30, 2020 compared to 2019 is due to increased losses on Hertz Global's operations due to the effect of COVID-19, primarily offset by the impact of valuation allowances on net deferred tax assets for certain foreign and domestic jurisdictions. Additionally, Hertz Global no longer asserts permanent reinvestment of foreign earnings, due to the impact from COVID-19 as disclosed in Note 1, "Background." Hertz Global does not anticipate that the change in its assertion will have a material impact on its cash flows during the next twelve months, between October 1, 2020 and September 30, 2021.

Hertz

The effective tax rate is 14% and 30% for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate is 14% and 53% for the nine months ended September 30, 2020 and 2019, respectively.

Hertz recorded a tax benefit of $36 million and $259 million for the three and nine months ended September 30, 2020, respectively, compared to a tax provision of $75 million and $79 million for the three months ended September 30, 2019, respectively. The tax benefit for the three and nine months ended September 30, 2020 compared to 2019 is due to increased losses on Hertz's operations due to the effect of COVID-19, primarily offset by the impact of valuation allowances on net deferred tax assets for certain foreign and domestic jurisdictions. Additionally, Hertz no longer asserts permanent reinvestment of foreign earnings, due to the impact from COVID-19

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
as disclosed in Note 1, "Background." Hertz does not anticipate that the change in its assertion will have a material impact on its cash flows during the next twelve months, between October 1, 2020 and September 30, 2021.

Note 10—Earnings (Loss) Per Share - Hertz Global

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

Open Market Sale Agreement

In June 2020, subsequent to approval from the Bankruptcy Court and pursuant to a prospectus supplement to the Registration Statement, Hertz Global entered into an open market sale agreement under which it may offer and sell, from time to time, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million ("ATM Program"). Prior to its suspension on June 15, 2020 and ultimate termination on June 18, 2020, Hertz Global issued 13,912,368 shares under the ATM Program for net proceeds of approximately $28 million, which is included in non-vehicle restricted cash in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Hertz Global	$(222)	$169	$(1,425)	$61
Denominator:
Basic weighted-average shares outstanding (excluding the impact of the Rights Offering)	156	84	148	84
Rights Offering adjustment(1)	—	49	—	25
Basic weighted-average shares outstanding	156	133	148	109
Dilutive stock options, RSUs and PSUs	—	1	—	—
Diluted weighted-average shares outstanding	156	134	148	109
Antidilutive stock options, RSUs, PSUs and PSAs	2	1	2	1
Earnings (loss) per share:
Basic earnings (loss) per share	$(1.42)	$1.26	$(9.65)	$0.56
Diluted earnings (loss) per share	$(1.42)	$1.26	$(9.65)	$0.56

(1)    Reflects the impact of the Rights Offering subscription period.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 11 —Employee Retirement Benefits

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

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," participants of the Supplemental Plans are no longer entitled to benefit payments and are considered general creditors of the Company. As such, the Company classified $24 million of its U.S. pension benefit obligation as liabilities subject to compromise in the accompanying unaudited consolidated balance sheet as of September 30, 2020. Also, amounts accrued for benefit payments under the Company's multiemployer pension plans of $4 million have been classified as liabilities subject to compromise in the accompanying unaudited consolidated balance sheet as of September 30, 2020.

The following table sets forth the net periodic pension cost of the Hertz Retirement Plan and the Supplemental Plans (collectively, the "U.S. Plan"), which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations, excluding service cost which is included in direct vehicle and operating expense. Due to settlement accounting, the discount rate for the U.S. Plan has been revised from a weighted average rate of 3.1% as of December 31, 2019 to 2.4% as of October 1, 2020.

	U.S. Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Interest cost	$3	$5	$12	$16
Expected return on plan assets	(5)	(6)	(15)	(17)
Net amortizations	—	2	1	5
Settlement loss(1)	1	1	5	1
Net pension expense (benefit)	$(1)	$2	$3	$5

(1)    The Company incurred $4 million for the nine months ended September 30, 2020 in settlement charges primarily associated with a restructuring program that commenced in the second quarter of 2020. See Note 8, "Restructuring."

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the ending balances of the Company's cash equivalents, restricted cash equivalents and investments:

	September 30, 2020				December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds and time deposits	$780	$—	$—	$780	$531	$—	$—	$531
Marketable securities	—	—	—	—	74	—	—	74

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (i.e., Level 2 inputs).

	As of September 30, 2020		As of December 31, 2019
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value (1)	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt(2)	$4,459	$2,859	$3,755	$3,840
Vehicle Debt	8,819	8,683	13,415	13,529
Total	$13,278	$11,542	$17,170	$17,369

(1)The decrease in the aggregate fair value of the Company's debt is due to the impact from COVID-19 and the filing of the Chapter 11 Cases, as disclosed in Note 1, "Background."
(2)Includes Non-Vehicle Debt included in liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020. See Note 6, "Debt."

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In the second quarter of 2020, as disclosed in Note 5, Goodwill and Intangible Assets, Net, the Company recorded impairment charges for certain technology-related intangible assets and other assets.
Note 13—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of September 30, 2020 and December 31, 2019, the Company's liability recorded for self-insured liabilities is $481 million and $553 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees and former employees and governmental investigations. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party as of September 30, 2020 or the period after September 30, 2020, but before the filing of this Quarterly Report on Form 10-Q.

Governmental Investigations - The Company previously identified certain activities in Brazil that raised issues under the Foreign Corrupt Practices Act (the "FCPA") and other federal and local laws, which the Company self-reported to appropriate government entities. The matters associated with the FCPA and other federal matters were previously resolved without further action by the applicable U.S. government entities. The Company entered into a leniency agreement in August 2020 with the Brazilian authorities for a monetary sanction against a Hertz non-Debtor subsidiary, and the matters under local Brazilian laws are now closed.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings (as defined in the Company's 2019 Form 10-K) and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in certain of its public disclosures in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. The complaint, as amended, was dismissed with prejudice on April 27, 2017 and on September 20, 2018, the Third Circuit affirmed the dismissal of the complaint with prejudice. On February 5, 2019, the plaintiffs filed a motion asking the federal district court to exercise its discretion and allow the plaintiffs to reinstate their claims to include additional allegations from the administrative order agreed to by the SEC and the Company in December 2018, which was supplemented by reference to the Company’s subsequently filed litigation against former executives (discussed below). On September 30, 2019, the federal district court of New Jersey denied the plaintiffs’ motion for relief from the April 27, 2017 judgment and a related motion to allow the filing of a proposed fifth amended complaint. On October 30, 2019, the plaintiffs filed a notice of appeal as to the district court’s latest denial with the U. S. Court of Appeals for the Third Circuit. The parties fully briefed the appeal and oral argument had been scheduled for June 19, 2020. As a result of the Company's bankruptcy, the appeal was stayed as to the Company, but the plaintiffs advocated that the appeal could proceed against the individual defendants. On October 13, 2020, the Third Circuit affirmed the District Court’s dismissal of the plaintiffs’ motion for relief since the motion was not timely filed and the appeal as to the Company remains stayed.

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

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in federal court in New Jersey against Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court in Florida against

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Scott Sider on March 28, 2019, all of whom were former executive officers of Old Hertz Holdings. The complaints predominantly allege breach of contract and seek repayment of incentive-based compensation received by the defendants in connection with restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The Company is also seeking recovery for the costs of the SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. The parties are currently involved in motion practice in the New Jersey action and discovery and depositions have commenced in the Florida action. In October 2019, the Company entered into a confidential Settlement Agreement with Elyse Douglas. In September and October 2020, the judge in the New Jersey action entered orders requiring the parties and applicable insurers to attend and participate in mediation. The attorneys in the Florida action voluntarily agreed to participate in the same mediation which is now scheduled for the end of November 2020. Pursuant to the agreements governing the separation of Herc Holdings from Hertz Global that occurred on June 30, 2016, Herc Holdings is entitled to 15% of the net proceeds of any repayment or recovery.

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

Note 14—Related Party Transactions

Agreements with the Icahn Group

In the normal course of business, the Company purchases goods and services and leases property from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack (collectively, the "Icahn Group"). In May 2020, the Icahn Group fully divested all owned shares of Hertz Global common stock (the "Icahn Divestiture"). During the five months ended May 31, 2020, the Company purchased approximately $23 million worth of goods and services from these related parties. During the three months and nine months ended September 30, 2019, the Company purchased approximately $15 million and $39 million, respectively, worth of goods and services from these related parties.

As a result of the Icahn Divestiture, the Icahn Group is no longer a related party of the Company. Subsequent to the Icahn Divestiture, there continue to be arms-length transactions between the Company and the Icahn Group.

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

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the full amount outstanding under the 2019 Master Loan was deemed uncollectible, resulting in a charge of $133 million during the second quarter of 2020, which is included in the accompanying unaudited condensed consolidated statement of operations for Hertz for the nine months ended September 30, 2020. Additionally, the loan due to an affiliate, which represents a tax-related liability from Hertz to Hertz Holdings, in the amount of $65 million was classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet of Hertz as of September 30, 2020. See Note 16, "Liabilities Subject to Compromise".

On May 23, 2020, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $25 million with an expiration in May 2021 (the "New Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of September 30, 2020, there is $1 million outstanding under the New Loan representing additional charges incurred in the third quarter of 2020 associated with the ATM Program, as disclosed in Note 10, "Earnings (Loss) Per Share - Hertz Global," paid by Hertz on behalf of Hertz Holdings.

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

767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp. ("AEPC"), an entity affiliated with the Icahn Group. During the three and nine months ended September 30, 2020, 767 distributed $55 million to AEPC, and there were no cash contributions from AEPC to 767, except for certain services. During the three and nine months ended September 30, 2019, AEPC contributed $5 million and $50 million, respectively, to 767 along with certain services.

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

In October 2019, the 767 Lease Agreement was amended such that, among other changes, 767 vehicles will be available for rent from Hertz locations that are opened in replacement of closed Icahn Locations, and the 767

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
vehicles may be available for rent to traditional off airport customers in addition to TNC drivers, when certain conditions apply.

Note 15—Segment Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Revenues
U.S. Rental Car	$866	$1,962	$2,780	$5,266
International Rental Car	253	702	755	1,695
All Other Operations	149	172	488	493
Total Hertz Global and Hertz	$1,268	$2,836	$4,023	$7,454
Depreciation of revenue earning vehicles and lease charges
U.S. Rental Car	$182	$420	$1,054	$1,217
International Rental Car	59	126	228	329
All Other Operations	106	121	352	346
Total Hertz Global and Hertz	$347	$667	$1,634	$1,892
Adjusted EBITDA
U.S. Rental Car	$(10)	$269	$(678)	$432
International Rental Car	(35)	115	(207)	157
All Other Operations	24	24	71	70
Corporate	(5)	(16)	(41)	(64)
Total Hertz Global and Hertz	$(26)	$392	$(855)	$595

(In millions)	September 30, 2020	December 31, 2019
Total assets
U.S. Rental Car	$12,066	$16,459
International Rental Car	3,355	4,563
All Other Operations	1,853	2,115
Corporate	1,483	1,490
Total Hertz Global(1)	18,757	24,627
Corporate - Hertz(2)	(28)	—
Total Hertz(1)	$18,729	$24,627

(1)     The consolidated total assets of Hertz Global and Hertz as of September 30, 2020 and December 31, 2019 include total assets of VIEs of $705 million and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. See "Special Purpose Entities" in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 14, "Related Party Transactions," for further information.
(2)    Excludes net proceeds from the ATM Program of $28 million as disclosed in Note 10, "Earnings (Loss) Per Share - Hertz Global."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Adjusted EBITDA:
U.S. Rental Car	$(10)	$269	$(678)	$432
International Rental Car	(35)	115	(207)	157
All Other Operations	24	24	71	70
Total reportable segments	(21)	408	(814)	659
Corporate(1)	(5)	(16)	(41)	(64)
Total Hertz Global	(26)	392	(855)	595
Adjustments:
Non-vehicle depreciation and amortization	(58)	(51)	(168)	(151)
Non-vehicle debt interest, net	(17)	(70)	(118)	(214)
Vehicle debt-related charges(2)	(13)	(10)	(37)	(29)
Restructuring and restructuring related charges(3)	(7)	(1)	(54)	(11)
Technology-related intangible and other asset impairments(4)	—	—	(193)	—
Information technology and finance transformation costs(5)	(8)	(17)	(34)	(77)
Reorganization items, net(6)	(78)	—	(101)	—
Pre-reorganization charges and non-debtor financing charges(7)	(44)	—	(89)	—
Other items(8)	(8)	4	(15)	30
Income (loss) before income taxes	$(259)	$247	$(1,664)	$143

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Adjusted EBITDA:
U.S. Rental Car	$(10)	$269	$(678)	$432
International Rental Car	(35)	115	(207)	157
All Other Operations	24	24	71	70
Total reportable segments	(21)	408	(814)	659
Corporate(1)	(5)	(16)	(41)	(64)
Total Hertz Global	(26)	392	(855)	595
Adjustments:
Non-vehicle depreciation and amortization	(58)	(51)	(168)	(151)
Non-vehicle debt interest, net	(17)	(68)	(116)	(209)
Vehicle debt-related charges(2)	(13)	(10)	(37)	(29)
Restructuring and restructuring related charges(3)	(7)	(1)	(54)	(11)
Technology-related intangible and other asset impairments(4)	—	—	(193)	—
Write-off of intercompany loan(9)	—	—	(133)	—
Information technology and finance transformation costs(5)	(8)	(17)	(34)	(77)
Reorganization items, net(6)	(78)	—	(101)	—
Pre-reorganization charges and non-debtor financing charges(7)	(44)	—	(89)	—
Other items(8)	(8)	4	(15)	30
Income (loss) before income taxes	$(259)	$249	$(1,795)	$148

(1)Represents other reconciling items primarily consisting of general corporate expenses, non-vehicle interest expense, as well as other business activities.
(2)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(3)Represents charges incurred under restructuring actions as defined in U.S. GAAP. See Note 8, "Restructuring" for further information. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives.
(4)Represents the impairment of technology-related intangible assets and capitalized cloud computing implementation costs, as disclosed in Note 5, "Goodwill and Intangible Assets, Net."
(5)Represents costs associated with the Company’s information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes.
(6)Represents charges incurred associated with the filing of the Chapter 11 Cases, as disclosed in Note 17, "Reorganization Items, Net," including professional fees.
(7)Represents charges incurred prior to the filing of the Chapter 11 Cases, as disclosed in Note 1, "Background," in the second quarter of 2020 which are comprised of preparation charges for the reorganization, such as professional fees. Also, includes certain non-debtor financing and professional fee charges.
(8)Represents miscellaneous items, including non-cash stock-based compensation charges, and amounts attributable to noncontrolling interests. In 2020, also includes $18 million for losses associated with certain vehicle damages, which were recorded in the second quarter, partially offset by a $20 million gain on the sale of non-vehicle capital assets, which was recorded in the first quarter. In 2019, includes a $26 million gain on marketable securities, of which $6 million was recorded in the third quarter, and a $15 million gain on the sale of non-vehicle capital assets, of which $3 million was recorded in the third quarter.
(9)Represents the write-off of the 2019 Master Loan between Hertz and Hertz Holdings, which was recorded in the second quarter 2020, as disclosed in Note 14, "Related Party Transactions."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 16—Liabilities Subject to Compromise

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2020 includes amounts classified as liabilities subject to compromise, which represent Pre-petition liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors' current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments could be material and will be recorded in reorganization items, net in the accompanying unaudited condensed consolidated statements of operations.

The following table summarizes liabilities subject to compromise:

(In millions)	September 30, 2020
Accounts payable	$300
Accrued liabilities	199
Accrued taxes, net	23
Accrued interest on debt subject to compromise	75
Debt subject to compromise(1)	4,404
Liabilities subject to compromise - Hertz Global	$5,001
Due from Affiliate - Hertz(2)	65
Liabilities subject to compromise - Hertz	$5,066

(1)    See Note 6, "Debt" for details of Pre-petition, non-vehicle debt reported as liabilities subject to compromise as of September 30, 2020.
(2)    See Note 14, "Related Party Transactions" for details of a Pre-petition intercompany loan due to an affiliate reported as liabilities subject to compromise as of September 30, 2020.

Note 17—Reorganization Items, Net

The Debtors have incurred and will continue to incur costs associated with the reorganization, including professional and consulting fees. Charges associated with the Chapter 11 Cases have been recorded as reorganization items, net in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020.

For the three and nine months ended September 30, 2020, the Company incurred $78 million and $101 million, respectively, of charges primarily for professional fees, of which $35 million was paid as of September 30, 2020, and $57 million and $9 million were recorded in accrued liabilities and accounts payable, respectively, in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020.

Note 18—Condensed Combined Debtor-in-Possession Financial Information

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
THE DEBTORS
CONDENSED COMBINED BALANCE SHEET
(in millions)

September 30, 2020
ASSETS
Cash and cash equivalents	$595
Restricted cash and cash equivalents	338
Total cash, cash equivalents, restricted cash and restricted cash equivalents	933
Receivables, net	448
Due from non-debtor affiliates	50,189
Prepaid expenses and other assets	652
Revenue earning vehicles, net	59
Property and equipment, net	579
Operating lease right-of-use assets	1,482
Investment in subsidiaries, net	4,567
Intangible assets, net	3,059
Goodwill	524
Total assets	$62,492

LIABILITIES AND EQUITY
Accounts payable	$283
Due to non-debtor affiliates	—
Accrued liabilities	466
Accrued taxes, net	59
Debt	18
Operating lease liabilities	1,449
Self-insured liabilities	252
Deferred income taxes, net	—
Total liabilities not subject to compromise	2,527
Liabilities subject to compromise	59,624
Total liabilities	62,151
Total equity attributable to the Debtors	341
Total liabilities and equity	$62,492

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE DEBTORS
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Total revenues	$864	$2,737
Expenses:
Direct vehicle and operating	660	2,214
Depreciation of revenue earning vehicles and lease charges	403	2,767
Selling, general and administrative	90	387
Interest (income) expense, net	8	96
Technology-related intangible and other asset impairments	—	193
Other (income) expense, net	—	(18)
Reorganization items, net	78	101
Total expenses	1,239	5,740
Income (loss) before income taxes and equity in earnings (losses) of non-debtor entities	(375)	(3,003)
Income tax (provision) benefit	63	590
Equity in earnings (losses) of non-debtor entities	90	988
Net income (loss)	(222)	(1,425)
Total other comprehensive income (loss), net of tax	5	(27)
Comprehensive income (loss) attributable to the Debtors	$(217)	$(1,452)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE DEBTORS
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(in millions)

Nine Months Ended September 30, 2020
Net cash provided by (used in) operating activities	$(459)
Cash flows from investing activities:
Revenue earning vehicles expenditures	(466)
Proceeds from disposal of revenue earning vehicles	596
Non-vehicle capital asset expenditures	(71)
Proceeds from non-vehicle capital assets disposed of	48
Sales of marketable securities	74
Capital contributions to non-debtor entities	(741)
Return of capital from non-debtor entities	838
Loan to non-debtor entity	(180)
Loan repayment from non-debtor entity	189
Net cash provided by (used in) investing activities	287
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	321
Repayments of vehicle debt	(467)
Proceeds from issuance of non-vehicle debt	1,553
Repayments of non-vehicle debt	(854)
Proceeds from the issuance of stock, net	28
Other	(2)
Net cash provided by (used in) financing activities	579
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	407
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	526
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$933

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

This MD&A should be read in conjunction with the MD&A presented in our 2019 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Overview of the Impact from COVID-19 on our Business

The outbreak of COVID-19 was declared a pandemic in March 2020 and has spread to multiple global regions. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in, and will likely continue to result in, significant disruptions to the global economy, as well as businesses around the world. In an effort to halt the outbreak of COVID-19, many governments around the world initially placed significant restrictions on travel, individuals voluntarily reduced their air travel in attempts to avoid of the outbreak, and many businesses announced closures and imposed travel restrictions. There is continued uncertainty about the magnitude and duration of the negative impact from COVID-19 and the length and scope of travel restrictions and business closures imposed by governments of impacted countries and private businesses.

In response to the outbreak of COVID-19, we began aggressively managing costs and (i) initiated a restructuring program affecting approximately 11,000 employees in our U.S. RAC segment and U.S. corporate operations, the majority of which were previously furloughed, (ii) actively negotiated to abate or defer our airport rent and concession payments, (iii) substantially reduced capital expenditures; (iv) eliminated discretionary marketing spend; and (v) reduced our commitments to purchase vehicles by approximately $4.0 billion from original commitments in our U.S. RAC segment, the majority of which were delivered during the second quarter of 2020.

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

Liquidity Considerations Following the Chapter 11 Filing

On July 24, 2020, per the terms of the Interim Lease Order entered on July 24, 2020, the Debtors were directed, among other things, to (i) make $650 million of base rent payments under the Operating Lease to the HVF trustee in the amount of six equal monthly payments of approximately $108 million commencing in July 2020 through December 2020; (ii) dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, inclusive, where the proceeds of the dispositions, subject to certain exclusions set forth in the Interim Lease Order, will be used to make payments under the Operating Lease; (iii) fund interest payments on the Operating Lease from draws on certain existing letters of credit, which are reimbursable by the Debtors; and (iv) suspend litigation relating to the Operating Lease until January 15, 2021 with all parties reserving all rights with respect to future litigation claims. For the period from June 1, 2020 through September 30, 2020, we disposed of approximately 165,000 vehicles which are associated with the Interim Lease Order. Also, refer to "Liquidity and Capital Resources" section below.

As a result of the Lease Rejection Orders approved by the Bankruptcy Court in September 2020, 257 off airport and 15 airport locations with unexpired leases were authorized for rejection in our U.S. RAC segment. In October 2020, the Bankruptcy Court approved the October Lease Rejection Orders comprised of 29 airport and 24 off airport locations in our U.S. RAC segment. These rejections did not materially change the minimum fixed obligations for operating leases as disclosed in Part II, Item 7, "Contractual Obligations" included in our 2019 Form 10-K.

As a result of our ongoing actions to eliminate costs, in the third quarter of 2020, we (i) negotiated rent concessions in the form of abatement and payment deferrals of fixed and variable rent payments for our airport and off airport locations in the amount of $84 million which represent amounts previously due in the period between July 1, 2020 and September 30, 2020; (ii) reduced our revenue earning vehicle expenditures by $2.4 billion, or 91%, in the third quarter of 2020 compared to 2019; (iii) reduced our non-vehicle capital asset expenditures by $35 million, or 67%, in the third quarter of 2020 compared to 2019 primarily due to a reduction in information technology and finance transformation program costs; and (iv) sold 56,000, or 72%, more vehicles in our U.S. RAC segment in the third quarter of 2020 compared to 2019 due to the Interim Lease Order and strength in residual values. We are continuing to review our cost structure and fleet size to align with expected rental car volumes.

On October 29, 2020, the Bankruptcy Court entered an order authorizing the Debtors to obtain certain debtor-in-possession financing. In accordance with the Bankruptcy Court’s order, on October 30, 2020, Hertz, as borrower, and Hertz Global and certain of its subsidiaries located in the United States and Canada, in each case that are debtors in these Chapter 11 Cases, as guarantors, entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a superpriority secured debtor-in-possession credit facility comprised of delayed-draw term loans in an aggregate amount of up to $1.65 billion, of which (i) up to $1.0 billion can be used as equity for new

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

interim fleet financing, giving the Debtors the ability to replenish their vehicle fleet in the future, and (ii) up to $800 million can be used for working capital and general corporate purposes. The DIP Loans are available in multiple draws of at least (i) $250 million each, or (ii) the remaining available commitments if such commitments are less than $250 million. The DIP Loans bear interest at a rate of LIBOR plus 7.25% (subject to a 1.00% floor), which is reduced to LIBOR plus 6.75% upon a significant repayment of Pre-petition first lien debt. Refer to Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 6, "Debt" for further details.

On November 5, 2020, Hertz Global issued a press release announcing that it secured commitments for fleet financing totaling $4 billion and has filed a motion for approval of Hertz entering into the documentation for the financing by the Bankruptcy Court. Upon approval, and together with the up to $1 billion of our debtor-in-possession financing that may be used for equity in our fleet financing subsidiary, we will have access to up to $5 billion in total funding to support its fleet financing needs.

NYSE Delisting

As a result of the filing of the Chapter 11 Cases, on October 29, 2020, the NYSE informed us that Hertz Global common stock is no longer suitable for listing on the NYSE and that the NYSE has suspended trading in Hertz Global's common stock (NYSE ticker symbol: HTZ) after the market close on October 29, 2020. As a result of the suspension and expected delisting, Hertz Global's common stock began trading exclusively on the OTC market on October 30, 2020 under the symbol HTZGQ.

Our Business

Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. Our business requires significant expenditures for vehicles, and as such, we require substantial liquidity to finance such expenditures. However, as a result of the Interim Lease Order, Hertz will dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, where the proceeds from the dispositions will be used to make payments under the Operating Lease. See the "Liquidity and Capital Resources" section of this MD&A for further information.
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
•Selling, general and administrative expense ("SG&A"), which includes advertising costs and administrative personnel costs, along with costs for information technology and finance transformation programs;
•Interest expense, net; and

•Reorganization items, net, which includes charges associated with the Chapter 11 Cases, primarily professional fees.

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

Seasonality

Our vehicle rental operations are a seasonal business, with decreased levels of business in the winter months and heightened activity during the spring and summer months ("our peak season") for the majority of countries where we generate our revenues. To accommodate increased demand, we typically increase our available fleet and staff during the second and third quarters of the year. However, as a result of the COVID-19 mitigation actions, we initiated a restructuring program in the second quarter of 2020 affecting approximately 11,000 employees in our U.S. RAC segment and U.S. corporate operations. Additionally, as a result of the Interim Lease Order, Hertz will dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, where the proceeds from the dispositions will be used to make payments under the Operating Lease. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including utilization initiatives and the use of our information technology systems, to help manage our variable costs. We also maintain a flexible workforce, with a significant number of part-time and seasonal workers. Certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand. As a result of the Lease Rejection Orders in September 2020, 257 off airport and 15 airport locations with unexpired leases were authorized for rejection in our U.S. RAC segment. Additionally, in October 2020, the Bankruptcy Court approved the October Lease Rejection Orders comprised of 29 airport and 24 off airport locations in our U.S. RAC segment.

Three and Nine Months Ended September 30, 2020 Operating Overview

The pandemic has continued to cause a substantial reduction to airline travel for the three and nine months ended September 30, 2020. As a large portion of our business is generated at airport locations, these disruptions during our peak season have had, and we expect it to continue to have, a material adverse impact on our results of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

operations until such travel returns to historic levels. The following provides an overview of our business and financial performance and key factors influencing our results:

U.S. RAC

◦3Q 2020 versus 3Q 2019:
▪Total revenues decreased $1.1 billion, or 56%
▪Total RPU decreased 35% and Total RPD decreased 1%
▪Transaction Days decreased 57%
▪Depreciation of revenue earning vehicles and lease charges decreased 57% to $182 million
▪Depreciation Per Unit Per Month decreased 35% to $161
▪Vehicle Utilization decreased to 52% from 79%
▪DOE as a percentage of total revenues increased to 75% from 56%
▪SG&A as a percentage of total revenues decreased to 5% from 6%

◦Nine months 2020 versus Nine months 2019:
▪Total revenues decreased $2.5 billion, or 47%
▪Total RPU decreased 40% and Total RPD decreased 2%
▪Transaction Days decreased 47%
▪Depreciation of revenue earning vehicles and lease charges decreased 13% to $1.1 billion
▪Depreciation Per Unit Per Month was flat
▪Vehicle Utilization decreased to 49% from 80%
▪DOE as a percentage of total revenues increased to 78% from 59%
▪SG&A as a percentage of total revenues increased to 8% from 7%

International RAC

◦3Q 2020 versus 3Q 2019:
▪Total revenues decreased $449 million, or 64%, and decreased $459 million, or 64%, excluding the impact of foreign currency exchange at average rates ("fx")
▪Total RPU decreased 29% and Total RPD decreased 13%
▪Transaction Days decreased 60%
▪Depreciation of revenue earning vehicles and lease charges decreased 53% to $59 million, and decreased $69 million, or 54%, excluding fx
▪Depreciation Per Unit Per Month decreased 8% to $183
▪Vehicle Utilization decreased to 65% from 80%
▪DOE as a percentage of total revenues increased to 71% from 55%
▪SG&A as a percentage of total revenues increased to 22% from 9%

◦Nine months 2020 versus Nine months 2019:
▪Total revenues decreased $939 million, or 55%, and decreased $933 million or 55%, excluding fx
▪Total RPU decreased 35% and Total RPD decreased 10%
▪Transaction Days decreased 50%
▪Depreciation of revenue earning vehicles and lease charges decreased 31% to $228 million, and decreased $98 million, or 30%, excluding fx
▪Depreciation Per Unit Per Month increased 2% to $202
▪Vehicle Utilization decreased to 55% from 77%
▪DOE as a percentage of total revenues increased to 77% from 59%
▪SG&A as a percentage of total revenues increased to 19% from 10%

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

Revenue Earning Vehicles

COVID-19 may have a significant impact on the used-vehicle market, resulting in a material deterioration of residual values. This deterioration could impact our current fleet and sales plans resulting in changes to the holding period of our vehicles as well as our ability to dispose of vehicles in the period originally anticipated. As a result of the Chapter 11 Cases, the Bankruptcy Court may issue additional orders directing us to dispose of vehicles sooner than anticipated. Changes in any or all of these variables could cause a material change in our estimates regarding depreciation expense.

Recoverability of Goodwill and Indefinite-lived Intangible Assets

Due to the impact related to COVID-19, our reduction in cash flow projections, the filing of the Chapter 11 Cases and declines in the stock price of Hertz Global, we tested the recoverability of our goodwill and indefinite-lived intangible assets as of June 30, 2020, and based on the quantitative test, no impairment was recorded in the second quarter of 2020. However, the fair values of certain tradenames, which are indefinite-lived intangible assets, in our U.S. RAC and International RAC segments were in excess by 3% and 18% of the carrying values of $934 million and $560 million, respectively.

We test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis on an annual basis, as of October 1, and at interim periods when circumstances require as a result of a triggering event as defined by ASC 350. We determined that the projected revenues, expenses and cash flows, reflecting the expected duration and extent of impact to our business, customers, economy and the travel industry from COVID-19, and the impact of the Chapter 11 Cases, were materially consistent with the assumptions utilized in our June 30, 2020 quantitative impairment assessment. As a result of the foregoing considerations, along with the consideration of other indicators noted in ASC 350, we concluded there were no indicators of impairment triggered in accordance with ASC 350 in the third quarter of 2020.

Further deterioration in the general economic conditions in the travel industry, our cash flows and our ability to obtain future financing to maintain our fleet or the weighted average cost of capital assumptions may result in an impairment charge to earnings in future quarters. We will continue to closely monitor actual results versus our expectations as well as any significant changes in market events or conditions, including the impact of COVID-19 on our business and the travel industry, and the resulting impact to our assumptions about future estimated cash flows, and the weighted average cost of capital. If our expectations of the operating results, both in magnitude or timing, do not materialize, or if our weighted average cost of capital increases, we may be required to record goodwill and indefinite-lived intangible asset impairment charges, which could be material.

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

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ In millions)	2020	2019		2020	2019
Total revenues	$1,268	$2,836	(55)%	$4,023	$7,454	(46)%
Direct vehicle and operating expenses	832	1,492	(44)	2,777	4,147	(33)
Depreciation of revenue earning vehicles and lease charges	347	667	(48)	1,634	1,892	(14)
Selling, general and administrative expenses	143	232	(38)	519	723	(28)
Interest expense, net:
Vehicle	110	134	(18)	360	372	(3)
Non-vehicle	17	68	(75)	116	209	(44)
Interest expense, net	127	202	(37)	476	581	(18)
Technology-related intangible and other asset impairments	—	—	NM	193	—	NM
Write-off of intercompany loan	—	—	NM	133	—	NM
Other (income) expense, net	—	(6)	NM	(15)	(37)	(59)
Reorganization items, net	78	—	NM	101	—	NM
Income (loss) before income taxes	(259)	249	NM	(1,795)	148	NM
Income tax (provision) benefit	36	(75)	NM	259	(79)	NM
Net income (loss)	(223)	174	NM	(1,536)	69	NM
Net (income) loss attributable to noncontrolling interests	1	(4)	NM	7	(4)	NM
Net income (loss) attributable to Hertz	$(222)	$170	NM	$(1,529)	$65	NM
Adjusted Corporate EBITDA(a)	$(26)	$392	NM	$(855)	$595	NM
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Total revenues decreased $1.6 billion in the third quarter of 2020 compared to 2019 due primarily to the impact from COVID-19 where there was a decrease of $1.1 billion and $449 million in our U.S. RAC and International RAC segments, respectively. U.S. RAC revenues decreased due primarily to lower volume. Excluding a $9 million fx impact, revenues for our International RAC segment decreased $459 million also due to lower volume and pricing.

DOE decreased $661 million in the third quarter of 2020 compared to 2019 due primarily to a decrease of $451 million and $208 million in our U.S. RAC and International RAC segments, respectively. DOE in our U.S. RAC segment decreased due primarily to lower volume driven by the impact from COVID-19 on total revenues described above and a reduction in fixed costs. Excluding a $7 million fx impact, DOE in our International RAC segment decreased $215 million due primarily to lower volume driven by the impact from COVID-19 on total revenues described above.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation of revenue earning vehicles and lease charges decreased $319 million in the third quarter of 2020 compared to 2019 due primarily to a decrease of $238 million and $67 million in our U.S. RAC and International RAC segments, respectively. The decrease in our U.S. RAC segment is due primarily to a reduction in fleet size in response to pandemic-related volume declines and strength in residual values. Excluding a $2 million fx impact, depreciation in our International RAC segment decreased $69 million due primarily to a reduced fleet size.

SG&A decreased $89 million in the third quarter of 2020 compared to 2019 due primarily to lower marketing costs in our U.S. and International RAC segments and lower personnel costs in our U.S. RAC segment.

Vehicle interest expense, net decreased $24 million in the third quarter of 2020 compared to 2019 due primarily to lower debt levels primarily in our U.S. RAC segment and lower market interest rates.

Non-vehicle interest expense, net decreased $51 million in the third quarter of 2020 compared to 2019 due primarily to interest on certain non-vehicle debt being suspended as a result of filing the Chapter 11 Cases, lower debt levels in the third quarter of 2020 compared to 2019 and lower market interest rates.

We had other income of $6 million in the third quarter of 2019, which was primarily comprised of a $6 million gain on marketable securities.

We incurred $78 million of net reorganization charges in the third quarter of 2020 in our corporate operations for professional fees associated with the Chapter 11 Cases.

The effective tax rate was 14% and 30% in the third quarter of 2020 and 2019, respectively, and we recorded a tax benefit of $36 million in the third quarter of 2020 compared to a tax provision of $75 million in the third quarter of 2019. The effective income tax rate and related tax benefit in 2020 compared to 2019 were driven by increased losses on our operations due to the effect of COVID-19, primarily offset by the impact of valuation allowances on net deferred tax assets for certain foreign and domestic jurisdictions.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Total revenues decreased $3.4 billion in the nine months of 2020 compared to 2019 due primarily to a decrease of $2.5 billion and $939 million in our U.S. RAC and International RAC segments, respectively. U.S. RAC revenues decreased due primarily to lower volume. Excluding a $7 million impact of fx, revenues for our International RAC segment decreased $933 million also due to lower volume and pricing.

DOE decreased $1.4 billion in the nine months of 2020 compared to 2019 due primarily to a decrease of $949 million and $421 million in our U.S. RAC and International RAC segments, respectively. The decrease in U.S. RAC DOE was due primarily to lower volume driven by the impact from COVID-19 on total revenues described above and a reduction in fixed costs. Excluding the $6 million impact of fx, DOE for International RAC decreased $415 million due to lower volume driven by the impact from COVID-19 on total revenues described above.

Depreciation of revenue earning vehicles and lease charges decreased $259 million in the nine months of 2020 compared to 2019 due to decreases of $164 million and $101 million in our U.S. RAC and International RAC segments, respectively. The decrease in our U.S. RAC segment is due to a reduction in fleet size in response to pandemic-related volume declines and strength in residual values. Excluding the $3 million impact of fx, depreciation of revenue earning vehicles and lease charges for our International RAC segment decreased $98 million due primarily to a reduced fleet size.

SG&A decreased $204 million in the nine months of 2020 compared to 2019 due primarily to lower marketing costs in our U.S. and International RAC segments, lower personnel costs in our U.S. RAC segment and lower information technology and finance transformation costs in our corporate operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle interest expense, net decreased $13 million in the nine months of 2020 compared to 2019 due primarily to lower market interest rates and lower vehicle debt levels primarily in our International RAC segment.
Non-vehicle interest expense, net decreased $93 million in the nine months of 2020 compared to 2019 due primarily to lower debt levels, lower market interest rates and the suspension of interest on certain non-vehicle debt as a result of filing the Chapter 11 Cases.

We had a $193 million impairment of technology-related intangible assets and capitalized cloud computing implementation costs in the nine months of 2020 in our corporate operations due to uncertainty surrounding our financial ability to complete certain information technology projects as a result of COVID-19 and the filing of the Chapter 11 Cases.

We incurred a charge of $133 million in the nine months of 2020 in our corporate operations resulting from the full write-off of the 2019 Master Loan with Hertz Holdings due to the filing of the Chapter 11 Cases.

We had other income of $15 million in the nine months of 2020 compared to $37 million in the nine months of 2019. Other income in 2020 was primarily comprised of a $20 million gain due to additional cash received from the sale of non-vehicle capital assets, which was completed in the fourth quarter of 2019, partially offset by $4 million in pension-related settlement charges. Other income in 2019 was primarily comprised of a $26 million gain on marketable securities and a $15 million gain on the sale of non-vehicle capital assets.

We incurred $101 million of net reorganization charges in the nine months of 2020 in our corporate operations for professional fees associated with the Chapter 11 Cases.

The effective tax rate in the nine months of 2020 was 14% compared to 53% in the nine months of 2019. We recorded a tax benefit of $259 million in the nine months of 2020 compared to a tax provision of $79 million in the nine months of 2019. The effective income tax rate and related tax benefit in 2020 compared to 2019 were driven by increased losses on our operations due to the effect of COVID-19, primarily offset by the impact of valuation allowances on net deferred tax assets for certain foreign and domestic jurisdictions.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had $2 million of interest expense, net, for the nine months ended September 30, 2020, and $2 million and $5 million of interest expense, net for the three and nine months ended September 30, 2019, respectively, that was incremental to the amounts shown for Hertz. This amount represents interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations, but this amount is eliminated in consolidation for purposes of presenting Hertz Global. For the nine months ended September 30, 2020, Hertz had $27 million of income tax benefit that was incremental to the amounts shown for Hertz Global due primarily to the master loan write-off included in Hertz's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report on Form 10-Q. For the three and nine months ended September 30, 2019, Hertz had $1 million of income tax provision that was incremental to the amounts shown for Hertz Global.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ In millions, except as noted)	2020	2019		2020	2019
Total revenues	$866	$1,962	(56)%	$2,780	$5,266	(47)%
Depreciation of revenue earning vehicles and lease charges	$182	$420	(57)	$1,054	$1,217	(13)
Direct vehicle and operating expenses	$648	$1,099	(41)	$2,178	$3,127	(30)
Direct vehicle and operating expenses as a percentage of total revenues	75%	56%		78%	59%
Selling, general and administrative expenses	$46	$125	(63)	$224	$365	(39)
Selling, general and administrative expenses as a percentage of total revenues	5%	6%		8%	7%
Vehicle interest expense	$77	$93	(17)	$260	$260	—
Adjusted EBITDA	$(10)	$269	NM	$(678)	$432	NM
Transaction Days (in thousands)(b)	17,971	41,399	(57)	62,499	118,153	(47)
Average Vehicles (in whole units)(c)	376,443	566,229	(34)	465,929	540,930	(14)
Vehicle Utilization(c)	52%	79%		49%	80%
Total RPD (in whole dollars)(d)	$46.27	$46.67	(1)	$42.81	$43.79	(2)
Total RPU Per Month (in whole dollars)(e)	$736	$1,137	(35)	$638	$1,063	(40)
Depreciation Per Unit Per Month (in whole dollars)(f)	$161	$247	(35)	$251	$250	—
Percentage of program vehicles as of period end	4%	16%		4%	16%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Total U.S. RAC revenues decreased $1.1 billion in the third quarter of 2020 compared to 2019 due primarily to lower volume. The 57% decrease in Transaction Days was driven by the impact from COVID-19 with declines in leisure and most business categories, excluding delivery services where volume and pricing increased year over year. Volume decreased in both our airport and off airport business by 70% and 35%, respectively. Off airport revenues comprised 48% of total revenues for the segment in the third quarter of 2020 as compared to 32% in the third quarter of 2019, due primarily to customer demand changes associated with COVID-19.

Depreciation of revenue earning vehicles and lease charges for U.S. RAC decreased $238 million in the third quarter of 2020 compared to 2019. Average Vehicles decreased 34% due in part to a reduction in fleet size in response to pandemic-related volume declines. Depreciation Per Unit Per Month decreased to $161 in the third quarter of 2020 compared to $247 in the third quarter of 2019 due primarily to strength in residual values.

DOE for U.S. RAC decreased $451 million in the third quarter of 2020 compared to 2019 due primarily to lower volume driven by the impact from COVID-19 on total revenues described above, lower personnel costs due to an

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

employee restructuring program that commenced in the second quarter of 2020 in response to COVID-19 and other cost-reduction initiatives during the third quarter of 2020.

SG&A for U.S. RAC decreased $79 million in the third quarter of 2020 compared to 2019 due primarily to lower marketing and personnel costs in response to COVID-19.

Vehicle interest expense for U.S. RAC decreased $16 million in the third quarter of 2020 compared to 2019 due primarily to lower debt levels as a result of vehicle dispositions resulting from the Interim Lease Order.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Total U.S. RAC revenues decreased $2.5 billion in the nine months of 2020 compared to 2019 due primarily to lower volume. The 47% decrease in Transaction Days and 2% decrease in Total RPD were driven by the impact from COVID-19 with declines in leisure and most business categories, excluding delivery services, where volume and pricing increased year over year. Volume decreased in both our airport and off airport locations by 58% and 30%, respectively. Off airport revenues comprised 44% of total revenues for the segment in the nine months of 2020 as compared to 32% in 2019, due primarily to customer demand changes associated with COVID-19.

Depreciation of revenue earning vehicles and lease charges for U.S. RAC decreased $164 million in the nine months of 2020 compared to 2019. Average Vehicles decreased 14% due primarily to a reduction in fleet size in response to pandemic-related volume declines and strength in residual values. Depreciation Per Unit Per Month in the nine months of 2020 was comparable to 2019.

DOE for U.S. RAC decreased $949 million in the nine months of 2020 compared to 2019 due primarily to lower volume driven by the impact from COVID-19 on total revenues for the nine months of 2020 described above, lower personnel costs due to an employee restructuring program that commenced in the second quarter of 2020 in response to COVID-19 and other cost-reduction initiatives during the third quarter of 2020.

SG&A for U.S. RAC decreased $141 million in the nine months of 2020 compared to 2019 due primarily to lower marketing and personnel costs in response to COVID-19.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International Rental Car

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2020	2019		2020	2019
Total revenues	$253	$702	(64)%	$755	$1,695	(55)%
Depreciation of revenue earning vehicles and lease charges	$59	$126	(53)	$228	$329	(31)
Direct vehicle and operating expenses	$179	$386	(54)	$579	$1,001	(42)
Direct vehicle and operating expenses as a percentage of total revenues	71%	55%		77%	59%
Selling, general and administrative expenses	$56	$60	(6)	$142	$169	(16)
Selling, general and administrative expenses as a percentage of total revenues	22%	9%		19%	10%
Vehicle interest expense	$21	$27	(21)	$66	$73	(9)
Adjusted EBITDA	$(35)	$115	NM	$(207)	$157	NM
Transaction Days (in thousands)(b)	6,194	15,631	(60)	19,314	38,884	(50)
Average Vehicles (in whole units)(c)	104,045	213,294	(51)	127,216	184,307	(31)
Vehicle Utilization(c)	65%	80%		55%	77%
Total RPD (in whole dollars)(d)	$39.75	$45.44	(13)	$39.36	$43.68	(10)
Total RPU Per Month (in whole dollars)(e)	$789	$1,110	(29)	$664	$1,024	(35)
Depreciation Per Unit Per Month (in whole dollars)(f)	$183	$199	(8)	$202	$198	2
Percentage of program vehicles as of period end	32%	47%		32%	47%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Total revenues for International RAC decreased $449 million in the third quarter of 2020 compared to 2019 due to lower volume and pricing. Transaction days decreased 60% and Total RPD decreased 13%. Excluding a $9 million fx impact, revenues decreased $459 million due to lower volume and pricing across all leisure and business categories driven by the impact of COVID-19.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $67 million in the third quarter of 2020 compared to 2019. Excluding a $2 million fx impact, depreciation decreased $69 million. Average Vehicles for International RAC decreased 51% due to downsizing the fleet as a result of COVID-19. Depreciation Per Unit Per Month for International RAC decreased to $183 for the third quarter of 2020 compared to $199 in 2019 due to the strength in residual values.

DOE for International RAC decreased $208 million in the third quarter of 2020 compared to 2019. Excluding a $7 million fx impact, DOE decreased $215 million due primarily to lower volume driven by the impact from COVID-19 on total revenues described above and lower personnel costs due to government support across Europe related to COVID-19 and reduced seasonal staff for the peak travel season in Europe.

Vehicle interest expense for International RAC decreased 21% in the third quarter of 2020 compared to 2019 due to downsizing the fleet as a result of COVID-19.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Total revenues for International RAC decreased $939 million in the nine months of 2020 compared to 2019 due to lower volume and pricing. Transactions Days decreased 50% and Total RPD decreased 10%. Excluding a $7 million fx impact, revenues decreased $933 million due to lower volume and pricing across all leisure and business categories driven by the impact of COVID-19.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $101 million in the nine months of 2020 compared to 2019. Excluding a $3 million fx impact, depreciation decreased $98 million. Average Vehicles for International RAC decreased 31% due to downsizing the fleet as a result of COVID-19. Depreciation Per Unit Per Month for International RAC increased to $202 in the nine months of 2020 compared to $198 in 2019.

DOE for International RAC decreased $421 million in the nine months of 2020 compared to 2019. Excluding a $6 million fx impact, DOE decreased $415 million due primarily to lower volume driven by the impact from COVID-19 on total revenues for the nine months of 2020 described above and lower personnel costs due to government support across Europe related to COVID-19.

SG&A for International RAC decreased $26 million in the nine months of 2020 compared to 2019 due in part to lower marketing costs.

Vehicle interest expense for International RAC decreased 9% in the nine months of 2020 compared to 2019 due to downsizing the fleet as a result of COVID-19 market conditions.

All Other Operations

The All Other Operations segment is primarily comprised of our Donlen business and, as such, our discussion is limited to Donlen.

Results of operations for this segment are as follows:

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions)	2020	2019		2020	2019
Total revenues	$149	$172	(13)%	$488	$493	(1)%
Depreciation of revenue earning vehicles and lease charges	$106	$121	(12)	$352	$346	2
Direct vehicle and operating expenses	$7	$7	(4)	$19	$20	(3)
Selling, general and administrative expenses	$6	$8	(27)	$13	$22	(42)
Vehicle interest expense	$12	$14	(14)	$34	$39	(13)
Adjusted EBITDA	$24	$24	(3)	$71	$70	2
Average Vehicles - Donlen	187,876	216,925	(13)	195,086	205,809	(5)

In the third quarter of 2020 as compared to 2019, Donlen's results were flat primarily due to lower leasing volume, partially offset by the associated reduction in depreciation of revenue earning vehicles and lease charges and reduced SG&A expenses. In the nine months of 2020 versus 2019, Donlen's results were slightly favorable primarily due to a decrease in SG&A due to gains on interest rate derivative financial instruments.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)Adjusted Corporate EBITDA is calculated as net income (loss) attributable to Hertz or Hertz Global, adjusted for income taxes, non-vehicle depreciation and amortization, non-vehicle debt interest, net, vehicle debt-related charges, restructuring and restructuring related charges, goodwill, intangible and tangible asset impairments and write-downs, intercompany loan write-offs, information technology and finance transformation costs, reorganization items, net, pre-reorganization items and non-debtor financing charges and certain other miscellaneous items. When evaluating our operating performance, investors should not consider Adjusted Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance determined in accordance with U.S. GAAP. The reconciliations to the most comparable consolidated U.S. GAAP measure are presented below:

Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income (loss) attributable to Hertz	$(222)	$170	$(1,529)	$65
Adjustments:
Income tax provision (benefit)	(36)	75	(259)	79
Non-vehicle depreciation and amortization	58	51	168	151
Non-vehicle debt interest, net	17	68	116	209
Vehicle debt-related charges(1)	13	10	37	29
Restructuring and restructuring related charges(2)	7	1	54	11
Technology-related intangible and other asset impairment(3)	—	—	193	—
Write-off of intercompany loan(4)	—	—	133	—
Information technology and finance transformation costs(5)	8	17	34	77
Reorganization items, net(6)	78	—	101	—
Pre-reorganization and non-debtor financing charges(7)	44	—	89	—
Other items(8)	7	—	8	(26)
Adjusted Corporate EBITDA	$(26)	$392	$(855)	$595

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income (loss) attributable to Hertz Global	$(222)	$169	$(1,425)	$61
Adjustments:
Income tax provision (benefit)	(36)	74	(232)	78
Non-vehicle depreciation and amortization	58	51	168	151
Non-vehicle debt interest, net	17	70	118	214
Vehicle debt-related charges(1)	13	10	37	29
Restructuring and restructuring related charges(2)	7	1	54	11
Technology-related intangible and other asset impairment(3)	—	—	193	—
Information technology and finance transformation costs(5)	8	17	34	77
Reorganization items, net(6)	78	—	101	—
Pre-reorganization and non-debtor financing charges(7)	44	—	89	—
Other items(8)	7	—	8	(26)
Adjusted Corporate EBITDA	$(26)	$392	$(855)	$595

(1)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(2)Represents charges incurred under restructuring actions as defined in U.S. GAAP. See Note 8, "Restructuring" in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(3)Represents the impairment of technology-related intangible assets and capitalized cloud computing implementation costs, as disclosed in Note 5, "Goodwill and Intangible Assets, Net," in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(4)Represents the write-off of the 2019 Master Loan between Hertz and Hertz Holdings, as disclosed in Note 14, "Related Party Transactions," in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(5)Represents costs associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize our systems and processes.
(6)Represents charges incurred associated with the filing of the Chapter 11 Cases, as described in Note 17, "Reorganization Items, Net," in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, including professional fees.
(7)Represents charges incurred prior to the filing of the Chapter 11 Cases, as disclosed in Note 1, "Background," in the second quarter of 2020 which are comprised of preparation charges for the reorganization, such as professional fees. Also, includes certain non-debtor financing and professional fee charges.
(8)Represents miscellaneous items, including non-cash stock-based compensation charges. In 2020, also includes $18 million for losses associated with certain vehicle damages, which were recorded in the second quarter, partially offset by a $20 million gain on the sale of non-vehicle capital assets, which was recorded in the first quarter. In 2019, includes a $26 million gain on marketable securities, of which $6 million was recorded in the third quarter, and a $15 million gain on the sale of non-vehicle capital assets, of which $3 million was recorded in the third quarter.

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

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
	2020	2019	2020	2019
Transaction Days (in thousands)	17,971	41,399	6,194	15,631
Average Vehicles (in whole units)	376,443	566,229	104,045	213,294
Number of days in period (in whole units)	92	92	92	92
Available Car Days (in thousands)	34,633	52,093	9,572	19,623
Vehicle Utilization	52%	79%	65%	80%

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
	2020	2019	2020	2019
Transaction Days (in thousands)	62,499	118,153	19,314	38,884
Average Vehicles (in whole units)	465,929	540,930	127,216	184,307
Number of days in period (in whole units)	274	273	274	273
Available Car Days (in thousands)	127,665	147,674	34,857	50,316
Vehicle Utilization	49%	80%	55%	77%

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

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
($ in millions, except as noted)	2020	2019	2020	2019
Total revenues	$866	$1,962	$253	$702
Ancillary retail vehicle sales revenues	(35)	(30)	—	—
Foreign currency adjustment(1)	—	—	(7)	8
Total Rental Revenues	$831	$1,932	$246	$710
Transaction Days (in thousands)	17,971	41,399	6,194	15,631
Total RPD (in whole dollars)	$46.27	$46.67	$39.75	$45.44

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2020	2019	2020	2019
Total revenues	$2,780	$5,266	$755	$1,695
Ancillary retail vehicle sales revenues	(105)	(92)	—	—
Foreign currency adjustment(1)	—	—	5	4
Total Rental Revenues	$2,675	$5,174	$760	$1,699
Transaction Days (in thousands)	62,499	118,153	19,314	38,884
Total RPD (in whole dollars)	$42.81	$43.79	$39.36	$43.68

(1)Based on December 31, 2019 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Rental Revenues divided by the Average Vehicles in each period and then divided by the number of months in the period reported. The calculation of Total RPU Per Month is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
($ in millions, except as noted)	2020	2019	2020	2019
Total Rental Revenues	$831	$1,932	$246	$710
Average Vehicles (in whole units)	376,443	566,229	104,045	213,294
Total revenue per unit (in whole dollars)	$2,208	$3,412	$2,364	$3,329
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$736	$1,137	$789	$1,110

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2020	2019	2020	2019
Total Rental Revenues	$2,675	$5,174	$760	$1,699
Average Vehicles (in whole units)	465,929	540,930	127,216	184,307
Total revenue per unit (in whole dollars)	$5,741	$9,565	$5,974	$9,218
Number of months in period (in whole units)	9	9	9	9
Total RPU Per Month (in whole dollars)	$638	$1,063	$664	$1,024

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

	U.S. Rental Car		International Rental Car
	Three Months Ended September 30,
($ in millions, except as noted)	2020	2019	2020	2019
Depreciation of revenue earning vehicles and lease charges	$182	$420	$59	$126
Foreign currency adjustment(1)	—	—	(2)	2
Adjusted depreciation of revenue earning vehicles and lease charges	$182	$420	$57	$128
Average Vehicles (in whole units)	376,443	566,229	104,045	213,294
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$483	$742	$548	$600
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$161	$247	$183	$199

	U.S. Rental Car		International Rental Car
	Nine Months Ended September 30,
($ in millions, except as noted)	2020	2019	2020	2019
Depreciation of revenue earning vehicles and lease charges	$1,054	$1,217	$228	$329
Foreign currency adjustment(1)	—	—	3	—
Adjusted depreciation of revenue earning vehicles and lease charges	$1,054	$1,217	$231	$329
Average Vehicles (in whole units)	465,929	540,930	127,216	184,307
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$2,262	$2,250	$1,816	$1,785
Number of months in period (in whole units)	9	9	9	9
Depreciation Per Unit Per Month (in whole dollars)	$251	$250	$202	$198

(1)Based on December 31, 2019 foreign currency exchange rates for all periods presented.
LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by financing arrangements maintained in the U.S. and internationally.

As of September 30, 2020, we had approximately $1.1 billion of unrestricted cash and unrestricted cash equivalents and $717 million of restricted cash and restricted cash equivalents. Of these amounts, approximately $435 million of unrestricted cash and unrestricted cash equivalents and $71 million of restricted cash and restricted cash equivalents were held by our subsidiaries outside of the U.S. As a result of the impact of COVID-19 discussed above, we changed our indefinite investment assertion with respect to our non-U.S. earnings, and if not in the form of loan repayments or subject to favorable tax treaties, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional cash taxes.

Liquidity Considerations Related to COVID-19
As discussed above, the outbreak of COVID-19 has spread across the globe, resulting in a global economic slowdown and disruptions of travel and other industries, all of which are continuing to negatively impact our industry. In addition, COVID-19 has resulted in our employees, contractors, suppliers, customers and other business partners being prevented from conducting normal business activities which in some cases is for an indefinite period of time. This was largely caused by shutdowns that were initially requested or mandated by governmental authorities. Additionally, individuals voluntarily reduced travel in attempts to avoid the outbreak.

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

In May 2020, the Bankruptcy Court approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors and certain fees to airport authorities and provide adequate protection; (iv) continue to maintain certain customer programs; (v) maintain their insurance program; (vi) use certain cash collateral on an interim basis; and (viii) continue their cash management system.

Borrowing Capacity and Availability

The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of the Company's existing debt obligations. As a result of the filing of the Chapter 11 Cases, the remaining capacity under almost all of our revolving credit facilities was terminated, as disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 6, "Debt." Consequently, the proceeds of sales of vehicles which serve as collateral for such vehicle finance facilities must be applied to the payment of the related indebtedness of the Non-Debtor Financing Subsidiaries and are not otherwise available to fund our operations. Additionally, we are precluded from accessing any of our subordinated investment in the vehicle collateral until the related defaults are waived or the third party funding under those facilities has been retired, either through the monetization of the underlying collateral or the refinancing of the related indebtedness. Additionally, proceeds from vehicle receivables, excluding manufacturer rebates, as of September 30, 2020 and ongoing vehicle sales must be applied to vehicle debt in amortization.

On July 24, 2020, per the terms of the Interim Lease Order entered on July 24, 2020, the Debtors were directed, among other things, to (i) make $650 million of base rent payments under the Operating Lease to the HVF trustee in the amount of six equal monthly payments of approximately $108 million commencing in July 2020 through December 2020; (ii) dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, inclusive, where the proceeds of the dispositions, subject to certain exclusions set forth in the Interim Lease Order, will be used to make payments under the Operating Lease; (iii) fund interest payments on the Operating Lease from draws on certain existing letters of credit, which are reimbursable by the Debtors; and (iv) suspend litigation relating to the Operating Lease until January 15, 2021 with all parties reserving all rights with respect to future litigation

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

claims. For the period from June 1, 2020 through September 30, 2020, we disposed of approximately 165,000 vehicles which are associated with the Interim Lease Order.

As a result of the Lease Rejection Orders approved by the Bankruptcy Court in September 2020, 257 off airport and 15 airport locations with unexpired leases were authorized for rejection in our U.S. RAC segment. In October 2020, the Bankruptcy Court approved the October Lease Rejection Orders comprised of 29 airport and 24 off airport locations in our U.S. RAC segment. These rejections did not materially change the minimum fixed obligations for operating leases as disclosed in Part II, Item 7, "Contractual Obligations" included in our 2019 Form 10-K.

We currently have waivers related to the filing of the Chapter 11 Cases under our European Vehicle Notes, European ABS and U.K. Fleet Financing facility that expire on December 31, 2020, as disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 6, "Debt."

As a result of our ongoing actions to eliminate costs in the third quarter of 2020, we have (i) negotiated rent concessions in the form of abatement and payment deferrals of fixed and variable rent payments for our airport and off airport locations in the amount of $84 million which represent amounts previously due in the period between July 1, 2020 and September 30, 2020; (ii) reduced our revenue earning vehicle expenditures by $2.4 billion, or 91%, in the third quarter of 2020 compared to 2019; (iii) reduced our non-vehicle capital asset expenditures by $35 million, or 67%, in the third quarter of 2020 compared to 2019 primarily due to a reduction in information technology and finance transformation program costs; and (iv) sold 56,000, or 72%, more vehicles in our U.S. RAC segment in the third quarter of 2020 compared to 2019 due to the Interim Lease Order and strength in residual values. We are continuing to review our cost structure and fleet size to align with expected rental car volumes.

Our inability to access our Senior RCF facility or retain any proceeds from the sale of vehicles under our U.S. ABS programs means that our source of liquidity is almost entirely our cash and cash equivalents on hand, cash generated from our operations and other new financing opportunities to the extent available. As of September 30, 2020, we had $1.1 billion of unrestricted cash and unrestricted cash equivalents which we believe will be sufficient to fund our operations through approximately December 31, 2020, assuming we do not experience any unforeseen liquidity needs before then, which could result in the utilization of the liquidity in advance of December 31, 2020. We believe, however, that if, among other things, (i) we cannot successfully extend the international vehicle debt waivers that expire on December 31, 2020, as disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 6, "Debt," (ii) we cannot successfully implement a plan of reorganization, and (iii) there is not a significant recovery in the economic conditions in our major markets, our available cash and cash equivalents and cash generated by our operations will not be sufficient to fund operating requirements for the next twelve months. Consequently, the Debtors are seeking debtor-in-possession financing and pursuing vehicle financing for certain of their operations, either through waivers on existing facilities or entering into new arrangements to fund vehicles and vehicle leases, to supplement their sources of funding.

On October 12, 2020, the Bankruptcy Court entered an order authorizing Hertz and Donlen Corporation to enter into certain agreements in connection with a new asset-based securitization facility with a newly formed non-Debtor special purpose entity, DFLF. On October 16, 2020, DFLF issued the Series 2020-1 Notes in an aggregate principal amount up to $400 million pursuant to this new facility, as disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 6, "Debt."

On October 29, 2020, the Bankruptcy Court entered an order authorizing the Debtors to obtain certain debtor-in-possession financing. In accordance with the Bankruptcy Court’s order, on October 30, 2020, Hertz, as borrower, and Hertz Global and certain of its subsidiaries located in the United States and Canada, in each case that are debtors in these Chapter 11 Cases, as guarantors, entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a superpriority secured debtor-in-possession credit facility comprised of delayed-draw term loans in an aggregate amount of up to $1.65 billion, of which (i) up to $1.0 billion can be used as equity for new interim fleet financing, giving the Debtors the ability to replenish their vehicle fleet in the future, and (ii) up to $800 million can be used for working capital and general corporate purposes. The DIP Loans are available in multiple draws of at least (i) $250 million each, or (ii) the remaining available commitments if such commitments are less than $250 million. The DIP Loans bear interest at a rate of LIBOR plus 7.25% (subject to a 1.00% floor), which

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

is reduced to LIBOR plus 6.75% upon a significant repayment of Pre-petition first lien debt. Refer to Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 6, "Debt" for further details.

On November 5, 2020, Hertz Global issued a press release announcing that it secured commitments for fleet financing totaling $4 billion and has filed a motion for approval of Hertz entering into the documentation for the financing by the Bankruptcy Court. Upon approval, and together with the up to $1 billion of our debtor-in-possession financing that may be used for equity in our fleet financing subsidiary, we will have access to up to $5 billion in total funding to support its fleet financing needs.

Cash Flows - Hertz

As of September 30, 2020 and December 31, 2019, Hertz had unrestricted cash and unrestricted cash equivalents of $1.1 billion and $865 million, respectively, and restricted cash and restricted cash equivalents of $717 million and $495 million, respectively. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2020	2019	$ Change
Cash provided by (used in):
Operating activities	$931	$2,238	$(1,307)
Investing activities	3,622	(5,492)	9,114
Financing activities	(4,077)	2,546	(6,623)
Effect of exchange rate changes	18	(7)	25
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$494	$(715)	$1,209

During the nine months of 2020, cash flows from operating activities decreased by $1.3 billion period over period primarily due to the $1.6 billion change in net loss attributable to Hertz driven by the impact of COVID-19 discussed above, partially offset by the associated reduction of $493 million in working capital requirements.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. However, as a result of the Interim Lease Order, Hertz will dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, where the proceeds from the dispositions will be used to make payments under the Operating Lease. During the nine months of 2020, there was a $9.1 billion decrease in the use of cash for investing activities period over period. Cash outflows for revenue earning vehicles decreased $6.3 billion as we reduced our commitments to purchase vehicles, primarily in our U.S. RAC segment, due to the impact from COVID-19 and a $2.6 billion increase of cash proceeds from disposals of revenue earning vehicles as we accelerated the disposition of vehicles due to the Interim Lease Order and strength in residual values.

Net financing cash outflows were $4.1 billion in the nine months of 2020 compared to cash inflows of $2.5 billion in the nine months of 2019, primarily due to a $6.8 billion reduction in vehicle debt borrowings in 2020 compared to 2019 as we reduced our commitments to purchase vehicles.

Cash Flows - Hertz Global

As of September 30, 2020 and December 31, 2019, Hertz Global had unrestricted cash and unrestricted cash equivalents of $1.1 billion and $865 million, respectively, and restricted cash and restricted cash equivalents of $745

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million and $495 million, respectively. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2020	2019	$ Change
Cash provided by (used in):
Operating activities	$928	$2,233	$(1,305)
Investing activities	3,622	(5,492)	9,114
Financing activities	(4,046)	2,551	(6,597)
Effect of exchange rate changes	18	(7)	25
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$522	$(715)	$1,237

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those discussed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global and proceeds from the issuance of stock under the ATM Program as disclosed in Note 10, "Earnings (Loss) Per Share - Hertz Global" to the Notes to our unaudited condensed consolidated financial statements included in this Report.

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

Refer to Part I, Item 1, Note 6, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of September 30, 2020. Cash paid for interest during the nine months of 2020 was $78 million for interest on non-vehicle debt and $275 million for interest on vehicle debt. Cash paid for interest during the nine months of 2019 was $182 million for interest on non-vehicle debt and $331 million for interest on vehicle debt. The $104 million reduction in non-vehicle debt interest is primarily due to suspending interest payments on certain debt, due to the filing of the Chapter 11 Cases.

Our corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	9/30/2020	12/31/2019
Cash and cash equivalents	$1,137	$865
Availability under the Senior RCF	—	526
Corporate liquidity	$1,137	$1,391

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

(In millions)	September 30, 2020	December 31, 2019
Due from affiliates	$66,742	$3,562
Total assets	67,146	25,964
Due to affiliates(1)	53,847	8,188
Total liabilities	63,080	16,982
(1) Due to affiliates of $53.5 billion is classified as liabilities subject to compromise as of September 30, 2020.

(In millions)	Nine Months Ended September 30,
2020
Total revenues	$2,701
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries(1)	(3,083)
Net income (loss)	(1,529)
Net income (loss) attributable to Hertz	(1,529)

(1)Includes $2.5 billion of intercompany vehicle lease charges from non-guarantor subsidiaries.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2020
First Quarter	$(4,346)	$2,212	$(2,134)
Second Quarter	(610)	2,793	2,183
Third Quarter	(232)	3,765	3,533
Total	$(5,188)	$8,770	$3,582
2019
First Quarter	$(3,973)	$2,153	$(1,820)
Second Quarter	(4,974)	2,059	(2,915)
Third Quarter	(2,589)	1,981	(608)
Total	$(11,536)	$6,193	$(5,343)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2020	2019	$ Change	% Change
U.S. Rental Car	$3,063	$(3,473)	$6,536	(188)%
International Rental Car	731	(1,291)	2,022	(157)
All Other Operations	(212)	(579)	367	(63)
Total	$3,582	$(5,343)	$8,925	(167)

We reduced our revenue earning vehicle expenditures by $2.4 billion, or 91%, for the third quarter of 2020 compared to 2019.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2020
First Quarter	$(59)	$23	$(36)
Second Quarter	(13)	27	14
Third Quarter	(17)	6	(11)
Total	$(89)	$56	$(33)
2019
First Quarter	$(54)	$19	$(35)
Second Quarter	(64)	2	(62)
Third Quarter	(52)	—	(52)
Total	$(170)	$21	$(149)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As discussed above, we reduced our non-vehicle capital asset expenditures by $35 million, or 67%, in the third quarter of 2020 compared to 2019 primarily due to a reduction in information technology and finance transformation program costs.

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2020	2019	$ Change	% Change
U.S. Rental Car	$11	$(44)	$55	(125)%
International Rental Car	(9)	(12)	3	(25)
All Other Operations	(4)	(3)	(1)	33
Corporate	(31)	(90)	59	(66)
Total	$(33)	$(149)	$116	(78)

CONTRACTUAL OBLIGATIONS

In September 2020, the Bankruptcy Court approved the Lease Rejection Orders which authorized the rejection of certain unexpired leases comprised of 257 off airport and 15 airport locations in our U.S. RAC segment. In October 2020, the Bankruptcy Court approved the October Lease Rejection Orders comprised of 29 airport and 24 off airport locations in our U.S. RAC segment. These rejections did not materially change the minimum fixed obligations for operating leases as disclosed in our 2019 Form 10-K. Due to the impact of COVID-19 discussed above, we have reduced commitments to purchase vehicles with approximately a $4.0 billion reduction from original commitments in our U.S. RAC segment, where the majority of remaining 2020 commitments were incurred during the second quarter of 2020.

Additionally, as a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," to the Notes to our unaudited condensed consolidated financial statements included in this Report, certain financings are subject to change following the conclusion of such proceedings. Refer to Note 6, "Debt," to the Notes to our unaudited condensed consolidated financial statements included in this Report for debt classified as liabilities subject to compromise as of September 30, 2020 and changes to our aggregate indebtedness.

Excluding the commitments previously discussed, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2019 Form 10-K.

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
•the impact of our delisting from the New York Stock Exchange on our stockholders;
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

As a result of our declining credit profile from the COVID-19 impact disclosed in Note 1, "Background," we are no longer able to enter into certain derivative financial instruments or renew existing derivative financial instruments in order to mitigate market risks arising from the effects of changes in foreign currency exchange rates and interest rates (including credit spreads). As a result, we have exposure to foreign currency exchange rate fluctuations on cross currency obligations, primarily intercompany loans. Assuming a hypothetical change of one percentage point to the foreign currency exchange rates on our intercompany loan balance as of September 30, 2020, our pre-tax operating results would increase (decrease) by approximately $3 million.

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

We were also party to an (receive fixed-pay floating) interest rate swap (the "Interest Rate Swap") to better match the mix of fixed and floating rate on our Donlen U.S. ABS program debt to the mix of fixed and floating rate assets (i.e. vehicle leases in our All Other Operations segment). The termination of the Interest Rate Swap may result in decreased earnings from variable rate leases in a declining rate environment, and as such, variable rate vehicle leases are now supported by a fixed rate cost of debt. We estimate the impact on our operations in our All Other Operations segment to be approximately a $2 million increase to interest expense in the fourth quarter of 2020.

Current year to date dispositions of Hertz Global's common stock by certain significant shareholders, as disclosed in Part I, Item 1 of this Quarterly Report on Form 10-Q in Note 14, "Related Party Transactions", likely resulted in an "ownership change" as that term is defined in Internal Revenue Code (“IRC”) Section 382. IRC Section 382 can limit the utilization of the federal and state net operating loss ("NOL") and tax credit carryforwards. We currently believe that this "ownership change" will not significantly impact our ability to utilize these U.S. tax attributes. However, there are numerous factors that are considered in the calculation of the IRC Section 382 limitation and, if one or several of these factors should be revised in the future, our ability to utilize our tax attributes could change.

We expect to receive notification from the German and U.S. tax authorities within ninety (90) days from the filing date of this Quarterly Report on Form 10-Q that they have agreed on a resolution of a transfer pricing matter covering the 2005-2010 tax years. Upon receipt of such notification, we will reassess and, if appropriate, adjust our uncertain tax benefit related to the matter.

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
(DEBTORS-IN-POSSESSION)
ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information related to the Chapter 11 Cases that were filed on May 22, 2020 is included in Part 1, Item 1, Note 1, "Background," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

For a description of certain pending legal proceedings see Part I, Item 1, Note 13, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our unaudited condensed consolidated financial statements included in this Report.

ITEM 1A.    RISK FACTORS

We are in the process of Chapter 11 reorganization cases under the Bankruptcy Code, which may cause our common stock to decrease in value or may render our common stock worthless.

On May 22, 2020, we filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, thereby commencing the Chapter 11 Cases for certain debtors, including Hertz Global. The price of our common stock has been volatile following the commencement of the Chapter 11 Cases and may decrease in value or become worthless. Accordingly, any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock. In addition, on October 29, 2020, Hertz Global received notification from the NYSE that Hertz Global's common stock is no longer suitable for listing on the NYSE and that the NYSE suspended trading in Hertz Global's common stock after the market close on October 29, 2020. Delisting our common stock may adversely impact our liquidity, impair our stockholders' ability to buy and sell our common stock, impair our ability to raise capital, and the market price of our common stock could decrease. Recoveries in the Chapter 11 Cases for holders of common stock, if any, will depend upon our ability to negotiate and confirm a plan, the terms of such plan, the recovery of our business from the COVID-19 pandemic, if any, and the value of our assets. Although we cannot predict how our common stock will be treated under a plan, we expect that common stock holders would not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness, are paid in full, which would require a significant and rapid and currently unanticipated improvement in business conditions to pre-COVID-19 or close to pre-COVID-19 levels. We also expect our stockholders’ equity to decrease as we use cash on hand to support our operations in bankruptcy. Consequently, there is a significant risk that the holders of our common stock will receive no recovery under the Chapter 11 Cases and that our common stock will be worthless.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 1A. RISK FACTORS (CONTINUED)
These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our relationships with our suppliers, customers and employees. In particular, critical vendors, suppliers, and/or customers may determine not to do business with us due to the Chapter 11 Cases and we may not be successful in securing alternative sources. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of opportunities. Additionally, uncertainty with respect to intercompany transactions may negatively impact our captive insurance companies’ ability to meet insurance regulatory requirements. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

Our common stock has been delisted from trading on the New York Stock Exchange (“NYSE”), which may negatively impact the trading price of our common stock and our stockholders.

On October 29, 2020, Hertz Global received notification from the NYSE that Hertz Global's common stock is no longer suitable for listing on the NYSE and that the NYSE suspended trading in Hertz Global's common stock after the market close on October 29, 2020. On October 30, 2020, the NYSE applied to the Securities and Exchange Commission pursuant to Form 25 to remove the common stock of Hertz Global from listing and registration on the NYSE at the opening of business on November 10, 2020. Upon deregistration of Hertz Global's common stock under Section 12(b) of the Exchange Act, Hertz Global's common stock will remain registered under Section 12(g) of the Exchange Act. As a result of the suspension and expected delisting, Hertz Global's common stock began trading exclusively on the over-the-counter market on October 30, 2020 under the symbol HTZGQ. Delisting our common stock may adversely impact its liquidity, impair our stockholders’ ability to buy and sell our common stock, impair our ability to raise capital, and the market price of our common stock could decrease. Delisting our common stock could also adversely impact the perception of our financial condition and have additional negative ramifications, including further loss of confidence by our employees, the loss of institutional investor interest and fewer business opportunities.

We may not be able to raise additional capital to meet our liquidity needs, which could have a material adverse impact on the Company.

In connection with the Chapter 11 Cases, the Company entered into a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), which was approved by the Bankruptcy Court on October 29, 2020. For the duration of the Chapter 11 Cases, the Company expects that proceeds of the DIP Credit Agreement, together with cash on hand, cash flow from operations and payments received from special purpose subsidiaries and vehicle financings, if any, will be the Company’s primary source of capital to fund ongoing operations and other capital needs and that it will have limited, if any, access to additional corporate financing (which does not include vehicle financings). In the event that cash on hand, cash flow from operations, payments received from special purpose subsidiaries and vehicle financings, and availability under the DIP Credit Agreement are not sufficient to meet these liquidity needs, the Company may be required to seek additional financing, and can provide no assurance that additional financing would be available or, if available, offered on acceptable terms. The amount of any such additional financing also could be limited by negative covenants in the DIP Credit Agreement, which include restrictions on the Company’s ability to, among other things, incur additional indebtedness and create liens on assets. Further, the DIP Credit Agreement contains numerous events of default. If any event of default occurs and is continuing, subject to any applicable cure period set forth in the DIP Credit Agreement, the agent and/or lenders under the DIP Credit Agreement may seek to exercise rights and remedies, which could have a material adverse impact on the Company and its Chapter 11 Cases.

In addition, on November 5, 2020, Hertz Global issued a press release announcing that it secured commitments for fleet financing (the “Fleet Financing”) totaling $4 billion and the Company has filed a motion with the Bankruptcy Court seeking approval for the Company to enter into the documentation for the Fleet Financing. If approved by the Bankruptcy Court, the Company expects to have access to up to $5 billion in total funding to support its fleet

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 1A. RISK FACTORS (CONTINUED)
financing needs, comprised of the Fleet Financing, together with the up to $1 billion of the Company’s debtor-in-possession financing that may be used for equity in the fleet financing subsidiary. In the event the Bankruptcy Court does not approve the Fleet Financing motion, the Company may be required to seek additional financing to meet its fleet financing needs, and can provide no assurance that additional financing would be available or, if available, offered on acceptable terms.

Prosecution of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted. During the Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we experienced increased levels of employee attrition. In 2020, we were unable to obtain approval for an incentive plan to incentivize our senior management team, which may continue to cause us to lose senior personnel. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

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

Our post-bankruptcy capital structure has yet to be determined and will be set pursuant to a plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt, equity securities, and claims against us. Such new debt may be issued at different interest rates, payment schedules and maturities than our existing debt securities. Existing equity securities are subject to a high risk of being cancelled. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of our common stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot predict how the claims and interests of stakeholders in the Chapter 11 Cases, including holders of common stock, will ultimately be resolved, we expect that common stock holders will not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which is currently trading at a significant discount), are paid in full.

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

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

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

We leased the bulk of our vehicles used in our United States rental car operations under the Operating Lease. The Operating Lease requires material monthly rental payments for the use of the vehicles, and those rental payments may vary significantly under the terms of the Operating Lease. Prior to the filing of the Chapter 11 Cases, we failed to make the April 2020 rent payment under the Operating Lease, and the lessor has a Pre-petition claim for the unpaid April rent. In addition, under Section 365 of the Bankruptcy Code, we were not required to make, and did do not make, the May and June 2020 rent payments. Ultimately, the lessor will have the right to seek an administrative claim against us for an amount that the Bankruptcy Court determines to be equal to the actual and necessary benefit to us for the use of the vehicles during this period. We cannot predict the amount of such claim.

On June 11, 2020, we filed a motion with the Bankruptcy Court to reject the leases of approximately 144,000 cars under the Operating Lease (the “Rejection Motion”). On July 24, 2020, the Bankruptcy Court entered an order (the “Order”) that contained an interim settlement and agreement to suspend litigation relating to the Rejection Motion until January 15, 2021, as well as other issues related to the Operating Lease.

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

On May 26, 2020, entities affiliated with Carl Icahn filed a Schedule 13D/A indicating that they sold approximately 38.90% of our outstanding stock. Although we are still analyzing the impact of this sale, we believe that such sale resulted in an “ownership change” under Section 382 of the federal income tax rules. An “ownership change” could significantly limit our ability to utilize tax attributes, including net operating losses, capital loss carryovers, excess foreign tax carry forwards, and credit carryforwards, to offset future taxable income and tax liabilities. An entity that experiences an “ownership change” generally should be subject to an annual limitation on its pre-ownership change

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 1A. RISK FACTORS (CONTINUED)
tax loss carryforward equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation accumulates each year to the extent that there is any unused limitation from a prior year. The limitations under Section 382 should not limit our ability to use such tax attributes to offset future taxable income and tax liabilities. Nonetheless, our potential limitations on our ability to use such tax attributes is uncertain. If we experience a subsequent ownership change, however, it is possible that a significant portion of our tax attributes will expire before we would be able to use them to offset future taxable income. Many states adopt the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes.

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

As previously disclosed, on May 22, 2020, and May 27, 2020, Hertz Netherlands and certain direct and indirect subsidiary companies located outside of the United States and Canada (the “International Subsidiaries”) entered into certain limited waiver agreements in respect of (i) the Issuer Facility Agreement, dated as of September 25, 2018, between, among others, International Fleet Financing No.2 B.V. as issuer, Hertz Europe Limited as issuer administrator, Credit Agricole Corporate and Investment Bank as administrative agent and BNP Paribas Trust Corporation UK Limited as issuer security trustee, as amended, restated or otherwise modified from time to time (the “European ABS Waiver”) and (ii) the Vehicle Funding Facilities Agreement dated February 7, 2013 (as amended and restated from time to time) between Hertz (U.K.) Limited, Hertz Vehicle Financing U.K. Limited and Lombard North Central Plc, (the “UK Vehicle Financing Wavier”, and together with the European ABS Waiver, the “Waivers”) pursuant to which the Waiving Parties (as defined therein) agreed to waive any default or event of default that could have resulted from the Chapter 11 cases. The Waivers were originally scheduled to expire on September 30, 2020 or, if sooner, the date on which Hertz Netherlands or certain other International Subsidiaries that are party to the Waivers failed to comply with certain agreements contained therein. Effective October 1, 2020 the Waivers were extended and are now scheduled to expire on December 31, 2020 or, if sooner, the date on which Hertz Netherlands or certain other International Subsidiaries that are party to the Waivers fail to comply with certain agreements contained therein, or do not reach agreement with their creditors as to the terms of a restructuring by October 30, 2020. The extension to the waivers was conditioned on the waiver on similar terms of the €225,000,000 aggregate principal amount outstanding of 4.125% Senior Notes due 2021 and the €500,000,000 aggregate principal amount outstanding of 5.500% Senior Notes due 2023, which was obtained on September 30, 2020 and is in effect and Hertz Netherlands and the International Subsidiaries continue not to be included in the Chapter 11 cases.

There can be no assurance that the International Subsidiaries will not in the future become or be deemed to be insolvent or otherwise need to reorganize their debt, either through the Chapter 11 proceedings or proceedings in other jurisdictions. Any such insolvency, reorganization or proceedings could have additional negative consequences with respect to our global operations and could materially and adversely affect the successful execution of any reorganization of us and our subsidiaries. Furthermore, even if additional waivers are granted or the International Subsidiaries do not otherwise file Chapter 11 or other insolvency, reorganization, or other proceedings, the Chapter 11 Cases may result in negative consequences to such businesses and affiliates.

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

•Changes in our revenues, profitability and customer demand: Our revenues and profitability have been negatively impacted during the first nine months of 2020 and we expect this to continue for the remainder of the 2020 fiscal year. We have experienced a high level of rental cancellations and a significant decline in forward bookings due to the decreased customer demand and other economic factors. Historically, we have generated a majority of our rental revenues from on-airport locations, which makes our rental car business sensitive to any decreases in air travel. Although we believe that renting a vehicle will continue to be a safe alternative and we have implemented certain procedures to mitigate the impact of COVID-19, we cannot predict when or if customer demand will return to levels before the COVID-19 pandemic.

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

•Our peak season: The second and third quarters of the year have historically been the strongest quarters for our vehicle rental business due to increased levels of leisure travel. COVID-19 has disrupted our business in the second and third quarters and we expect that it will continue to disrupt our business. These disruptions have significantly impacted our results of operations, financial condition, liquidity and cash flows.

•Our fleet: In response to reduced demand due to COVID-19, we began adjusting fleet levels, leveraging our multiple used-vehicle channels, and negotiating with suppliers to reduce fleet commitments in the first nine months of 2020. We have initiated efforts to reduce our fleet size, and the related cost base, to be in line with our reduced operating results. We may also experience a decline in vehicle values which could increase the monthly payments under the Operating Lease.

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

In connection with the expiration of the Forbearance Agreement and the Waiver Agreements and the continuing economic impact from COVID-19, on the Petition Date, the Debtors filed voluntary Petitions under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. The Bankruptcy Court approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders, (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors and certain fees to airport authorities; (iv) continue to maintain certain customer programs; (v) maintain their insurance program; (vi) use cash collateral on an interim basis; and (vii) continue their cash management system.

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

As a result of the amortization event, proceeds of the sales of vehicles that collateralize the HVF II U.S. ABS Program and the medium term notes must be applied to the payment of principal and interest under the HVF II U.S. ABS Program and will not be available to finance new vehicle acquisitions. Currently, we cannot use any cash in the HVF II U.S. ABS Program to purchase new vehicles for our fleet. Although we anticipate that, because of the COVID-19 pandemic, we will not need to acquire additional fleet through the remainder of 2020, if our business recovers, we will ultimately need to finance new vehicle acquisitions, but we may not be able to utilize the HVF II U.S. ABS Program for that purpose and would need to finance such new vehicle acquisitions through alternative means.

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

Date:	November 9, 2020	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ KENNY CHEUNG
Kenny Cheung Executive Vice President and Chief Financial Officer

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