Form 10-K
period 2020-12-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2021-02-26
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HERTZ GLOBAL HOLDINGS, INC.
THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-37665			61-1770902
Delaware	001-07541			13-1938568
(State or other jurisdiction of incorporation or organization)	(Commission File Number)			(I.R.S. Employer Identification No.)

8501 Williams Road
	Estero,	Florida	33928
	239	301-7000
(Address, including Zip Code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Hertz Global Holdings, Inc.	Common Stock	par value $0.01 per share	HTZGQ	*
The Hertz Corporation	None		None	None
*Hertz Global Holdings, Inc.'s common stock began trading exclusively on the over-the-counter market on October 30, 2020 under the symbol HTZGQ.
Securities registered pursuant to Section 12(g) of the Act:
Hertz Global Holdings, Inc.	None
The Hertz Corporation	None

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audits report.
Hertz Global Holdings, Inc.    ☒
The Hertz Corporation    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Hertz Global Holdings, Inc. as of June 30, 2020, the last business day of the most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $220 million. There is no market for The Hertz Corporation stock.

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

		Class	Shares Outstanding as of	February 22, 2021
Hertz Global Holdings, Inc.		Common Stock, par value $0.01 per share	156,206,478
The Hertz Corporation	(1)	Common Stock, par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

DOCUMENTS INCORPORATED BY REFERENCE

Hertz Global Holdings, Inc.	None
The Hertz Corporation	None

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
GLOSSARY OF TERMS

Unless the context otherwise requires in this Annual Report on Form 10-K for the year ended December 31, 2020, we use the following defined terms:
(i)"2020 Annual Report" or "Combined Form 10-K" means this Annual Report on Form 10-K for the year ended December 31, 2020, which combines the annual reports for Hertz Global Holdings, Inc. and The Hertz Corporation into a single filing;

(ii)"All Other Operations" means the reportable segment comprised primarily of our Donlen business and our other business activities which comprise less than 1% of revenues and expenses of the segment;

(iii)"Alternative Letter of Credit Facility" means the standalone $250 million letter of credit facility that Hertz entered into in 2019 as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report;

(iv)"Bankruptcy Code" means Title 11 of the United States Code, 11 U.S.C. §§ 101-1532;

(v)"Bankruptcy Court" means the U.S. Bankruptcy Court for the District of Delaware;

(vi)"Board" means the Company's board of directors;

(vii)"Chapter 11" means chapter 11 of the Bankruptcy Code;

(viii)"Chapter 11 Cases" means the Chapter 11 cases being jointly administered in the Bankruptcy Court under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW);

(ix)"the Code" means the Internal Revenue Code of 1986, as amended;

(x)"the Company", "we", "our" and "us" mean Hertz Global and Hertz interchangeably;

(xi)"company-operated" or "company-owned" rental locations are those through which we, or an agent of ours, rent vehicles that we own or lease;

(xii)"concessions" mean licensing or permitting agreements or arrangements granting us the right to conduct our vehicle rental business at airports;

(xiii)"Corporate" means corporate operations, which include general corporate assets and expenses and certain interest expense (including net interest on non-vehicle debt);

(xiv)"COVID-19" means the global pandemic resulting from the coronavirus disease 2019;

(xv)"the Debtors" means Hertz Global, Hertz and their direct and indirect subsidiaries in the U.S. and Canada that filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on May 22, 2020;

(xvi)"DIP" means debtor-in-possession;

(xvii)"DIP Credit Agreement" means the $1.65 billion superpriority secured DIP credit facility comprised of delayed-draw term loans that the Debtors entered into in October 2020 as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report;

(xviii)"Dollar Thrifty" means Dollar Thrifty Automotive Group, Inc., a consolidated subsidiary of the Company;

i

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
(xix)"Donlen" means Donlen Corporation, a consolidated subsidiary of the Company;

(xx)"FASB" means the Financial Accounting Standards Board;

(xxi)"Hertz Gold Plus Rewards" means our customer loyalty program and our global expedited rental program;

(xxii)"Hertz" means The Hertz Corporation, its consolidated subsidiaries and VIEs, our primary operating company and a direct wholly-owned subsidiary of Rental Car Intermediate Holdings, LLC, which is wholly-owned by Hertz Holdings;

(xxiii)"Hertz Global" means Hertz Global Holdings, Inc., our top-level holding company, its consolidated subsidiaries and VIEs, including The Hertz Corporation;

(xxiv)"Hertz Ultimate Choice" is an offering at select airport locations in the U.S. that allows customers to choose their vehicle from a range of makes, models and colors available within the zone indicated on their reservation;

(xxv)"Hertz Holdings" refers to Hertz Global Holdings, Inc. excluding its subsidiaries and VIEs;

(xxvi)"HFLF" refers to Hertz Fleet Lease Funding LP, a non-Debtor, special purpose subsidiary of Donlen;

(xxvii)"HVF" refers to Hertz Vehicle Financing LLC, a non-Debtor, special purpose subsidiary of Hertz;

(xxviii)"HVF II" refers to Hertz Vehicle Financing II LP, a non-Debtor, special purpose financing subsidiary of Hertz;

(xxix)"HVIF" refers to Hertz Vehicle Interim Financing LLC, a non-Debtor, special purpose subsidiary of Hertz authorized by the Bankruptcy Court;

(xxx)"International RAC" means our international rental car reportable segment;

(xxxi)"Interim Lease Order" means the Bankruptcy Court order entered in the Chapter 11 Cases on July 24, 2020 related to the Operating Lease;

(xxxii)"Lease Rejection Orders" means the Bankruptcy Court orders entered in the Chapter 11 Cases in 2020 to reject certain unexpired leases in our U.S. RAC segment;

(xxxiii)"Letter of Credit Facility" means the standalone $400 million letter of credit facility that Hertz entered into in 2017 as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report;

(xxxiv)“non-program vehicles” means vehicles not purchased under repurchase or guaranteed depreciation programs for which we are exposed to residual risk;

(xxxv)"Old Hertz Holdings" for periods on or prior to June 30, 2016, and "Herc Holdings" for periods after June 30, 2016, refer to the former Hertz Global Holdings, Inc.;

(xxxvi)"Operating Lease" means the Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement (Series 2013-G1) with HVF, pursuant to which Hertz leases from HVF vehicles used in the Company's U.S. rental car operations;

(xxxvii)"Petition Date" means May 22, 2020;

(xxxviii)"Pre-petition" means obligations of the Debtors incurred prior to the Petition Date;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

(xxxix)"Prime Clerk" means Prime Clerk, LLC, a third-party bankruptcy claims and noticing agent;

(xl)"program vehicles" means vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers;

(xli)"replacement renters" means renters who need vehicles while their vehicle is being repaired or is temporarily unavailable for other reasons;

(xlii)"Rights Offering" means the Company's rights offering providing for the issuance of new shares of Hertz Global common stock that closed in July 2019 as further described in Note 17, "Equity and Earnings (Loss) Per Share - Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data" included in this 2020 Annual Report;

(xliii)"SEC" means the United States Securities and Exchange Commission;

(xliv)"Second Lease Order" means the Bankruptcy Court order entered in the Chapter 11 Cases on January 20, 2021 related to the Operating Lease;

(xlv)"Senior Facilities" means our senior secured term facility and Senior RCF, as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report;
(xlvi)"Senior RCF" means our senior secured revolving credit facility, as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report;

(xlvii)"Tax Reform" means legislation signed into law on December 22, 2017 which amends the U.S. Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses, commonly known as the "Tax Cuts and Jobs Act" ("TCJA");

(xlviii)"TNC" means transportation network companies that provide ride-hailing services that pair passengers with drivers via websites and mobile applications;

(xlix)"TNC Partners" means certain transportation network companies where we provide rental vehicles to their drivers under agreements that specify the relevant terms;

(l)"U.S." means the United States of America;

(li)"U.S. GAAP" means accounting principles generally accepted in the U.S.;

(lii)"U.S. RAC" means our U.S. rental car reportable segment;

(liii)"VIE" means variable interest entity;

(liv)"Vehicle Utilization" means the portion of our vehicles that are being utilized to generate revenue; and

(lv)"vehicles” means cars, vans, crossovers and light trucks.

We have proprietary rights to a number of trademarks used in this 2020 Annual Report that are important to our business, including, without limitation, Hertz, Dollar, Thrifty, Donlen, Hertz Gold Plus Rewards, Hertz Ultimate Choice, Hertz 24/7, Hertz My Car and Hertz Gold Standard Clean. Solely for convenience, we have omitted the ® and ™ trademark designations for trademarks named in this 2020 Annual Report, but references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXPLANATORY NOTE

COMBINED FORM 10-K

This 2020 Annual Report combines the annual reports on Form 10-K for the year ended December 31, 2020 of Hertz Global and Hertz.

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

We believe combining the annual reports on Form 10-K of Hertz Global and Hertz into this single report results in the following benefits:

•enhancing investors' understanding of Hertz Global and Hertz by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosures apply to both Hertz Global and Hertz; and

•creating time and cost efficiencies through the preparation of one combined annual report instead of two separate annual reports.

Hertz generally through its subsidiaries holds all of the revenue earning vehicles, property, plant and equipment and all other assets, including the ownership interests in consolidated and unconsolidated joint ventures and VIEs. Hertz conducts the operations of the business and is structured as a corporation with no publicly traded equity. Except for net proceeds from public equity issuances by Hertz Global, which are generally contributed to Hertz, Hertz generates required capital through its operations or through its incurrence of indebtedness.

Hertz Global does not conduct business itself, other than issuing public equity or debt obligations from time to time, and incurring expenses required to operate as a public company. Hertz Global and Hertz have entered into a master loan agreement whereby Hertz Global may borrow from Hertz up to $25 million. Transactions recorded under the master loan agreement are eliminated upon consolidation at the Hertz Global level but not upon consolidation at the Hertz level. Differences between the financial statements of Hertz Global and Hertz are generally limited to the activity described above and the remaining assets, liabilities, revenues and expenses of Hertz Global and Hertz are the same on their respective financial statements.

Although Hertz is generally the entity that enters into contracts and holds assets and debt, Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also generally apply to Hertz Global. In the sections that combine disclosures of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXPLANATORY NOTE (Continued)
This report also includes separate Exhibit 31 and 32 certifications for each of Hertz Global and Hertz in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that Hertz Global and Hertz are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

This Combined Form 10-K is separately filed by Hertz Global Holdings, Inc. and The Hertz Corporation. Each registrant hereto is filing on its own behalf all of the information contained in this 2020 Annual Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

v

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this 2020 Annual Report include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under "Risk Factors" set forth in Item 1A of this 2020 Annual Report, and the following:

•our ability to navigate the Chapter 11 process, including obtaining Bankruptcy Court approval for certain actions, complying with and operating under the requirements and constraints of the Bankruptcy Code, negotiating and consummating a Chapter 11 plan, developing, funding and executing our business plan and continuing as a going concern;
•levels of travel demand, particularly with respect to business and leisure travel in the U.S. and in global markets;
•the length and severity of COVID-19 and the impact on our vehicle rental business as a result of travel restrictions and business closures or disruptions;
•the impact of COVID-19 and actions taken in response to the pandemic on global and regional economies and economic factors;
•general economic uncertainty and the pace of economic recovery, including in key global markets, when COVID-19 subsides;
•our ability to successfully restructure our substantial indebtedness or raise additional capital;
•our post-bankruptcy capital structure;
•the impact of our delisting from the New York Stock Exchange on our stockholders;
•the value of our common stock due to the Chapter 11 process;
•our ability to remediate the material weaknesses in our internal controls over financial reporting;
•our ability to maintain an effective employee retention and talent management strategy and resulting changes in personnel and employee relations;
•our ability to accurately estimate future levels of rental activity and adjust the number and mix of vehicles used in our rental operations accordingly;
•actions creditors may take with respect to the vehicles used in the rental car operations;
•significant changes in the competitive environment and the effect of competition in our markets on rental volume and pricing;
•our ability to retain customer loyalty and market share;
•occurrences that disrupt rental activity during our peak periods;
•our ability to purchase adequate supplies of competitively priced vehicles and risks relating to increases in the cost of the vehicles we purchase;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS (Continued)
•our ability to dispose of vehicles in the used-vehicle market, use the proceeds of such sales to acquire new vehicles and to reduce exposure to residual risk;
•increased vehicle costs due to declining value of our non-program vehicles;
•our ability to meet the financial and other covenants contained in our DIP Credit Agreement and certain asset-backed and asset-based arrangements;
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
•our ability to successfully implement any strategic transactions;
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
•costs and risks associated with potential litigation and investigations or any failure or inability to comply with laws and regulations or any changes in the legal and regulatory environment;
•our ability to maintain our network of leases and vehicle rental concessions at airports in the U.S. and internationally;
•our ability to maintain favorable brand recognition and a coordinated branding and portfolio strategy;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS (Continued)
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
•our ability to manage our relationships with unions;
•changes in accounting principles, or their application or interpretation, and our ability to make accurate estimates and the assumptions underlying the estimates, which could have an effect on operating results; and
•other risks and uncertainties described from time to time in periodic and current reports that we file with the SEC.
You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this Annual Report and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
SUMMARY OF RISK FACTORS

Risks Related to our Bankruptcy

As a result of the Chapter 11 Cases, we are subject to the risks and uncertainties associated with Chapter 11 Cases and operating under Chapter 11 may restrict our ability to pursue strategic and operational initiatives; Prosecution of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition; We are in the process of Chapter 11 reorganization cases under the Bankruptcy Code, which may cause our common stock to decrease in value or may render our common stock worthless; The Chapter 11 Cases may limit our ability to offset future U.S. taxable income with tax losses and credits incurred prior to emergence from the Chapter 11 Cases; If we are unable to negotiate and confirm a Chapter 11 plan of reorganization, we could be required to liquidate under chapter 7 (“Chapter 7”) of the Bankruptcy Code in which case our common stock would likely be worthless; Any Chapter 11 plan that we may implement will likely be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution; We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations; Operating in bankruptcy for a long period of time may harm our business.

Risks Related to our Business and Industry

The effects of the COVID-19 outbreak have been and continue to be disruptive to our vehicle rental business and will likely continue to adversely affect our business, results of operations and financial condition; Our vehicle rental business is particularly sensitive to reductions in the levels of business and leisure travel, and continued reductions in business and leisure travel could materially adversely affect our results of operations, financial condition, liquidity and cash flows; We face intense competition that may lead to downward pricing or an inability to increase prices; Our business is highly seasonal and any occurrence that disrupts rental activity during our peak periods could materially adversely affect our results of operations, financial condition, liquidity and cash flows; If we are unable to accurately estimate future levels of rental activity and adjust the number, location and mix of vehicles used in our rental operations accordingly, our results of operations, financial condition, liquidity and cash flows could suffer; Increased vehicle cost due to declining values of our non-program vehicles in our operations could materially adversely affect our results of operations, financial condition, liquidity and cash flows; We may fail to adequately respond to changes in technology, customer demands and market competition; If we are unable to purchase adequate supplies of competitively priced vehicles and the cost of the vehicles we purchase increases, our results of operations, financial condition, liquidity and cash flows may be materially adversely affected; The recognition of previously-deferred tax gains on the disposition of revenue earning vehicles may not be fully offset by full expensing of newly-purchased revenue earning vehicles; The failure of a manufacturer of our program vehicles to fulfill its obligations under a repurchase or guaranteed depreciation program could expose us to losses on those program vehicles; Manufacturer safety recalls could create risks to our business; We rely on third-party distribution channels for a significant amount of our revenues; If our customers develop loyalty to travel intermediaries rather than our brands, our financial results may suffer; Our foreign operations expose us to risks that may materially adversely affect our results of operations, financial condition, liquidity and cash flows; Our business is heavily reliant upon communications networks and centralized information technology systems and the concentration of our systems creates risks for us; Failure to maintain, upgrade and consolidate our information technology systems could adversely affect us; Our commercial off airport leases and airport concession agreements expose us to risks; Maintaining favorable brand recognition is essential to our success, and failure to do so could materially adversely affect our results of operations, financial condition, liquidity and cash flows; We may face issues with our union-represented employees; If there is a determination that any of the Spin-Off or the internal spin-off transactions completed in connection with the Spin-Off (collectively with the Spin-Off, the “Spin-Offs”) is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the Internal Revenue Service ("IRS") private letter ruling or tax opinions are incorrect or for any other reason, then Herc Holdings and its stockholders could incur significant U.S. federal income tax liabilities and Hertz Global could incur significant liabilities; Our ability to use certain of our tax assets may have been limited or may become limited in the future, exposing some or all of the tax assets to expiration; We face risks related to liabilities and insurance;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could materially adversely affect our results of operations, financial condition, liquidity and cash flows; We may pursue strategic transactions which could be difficult to implement, disrupt our business or change our business profile significantly; Changes in the U.S. legal and regulatory environment that affect our operations, including laws and regulations relating to accounting principles, taxes, automobile related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, licensing and franchising, used-car sales (including retail sales), cost and fee recovery and the banking and financing industry could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations, financial condition, liquidity and cash flows; A business continuity plan is necessary for our global business.

Risks Related to our Substantial Indebtedness

Our substantial level of indebtedness could materially adversely affect our results of operations, financial condition, liquidity, cash flows and ability to compete in our industry; There is no certainty as to the amount of vehicle lease payments we will be required to make during the pendency of the bankruptcy case; If our business does not recover quickly and we are unable to successfully restructure our substantial indebtedness, obtain further waivers or forbearance or raise additional capital, there is substantial doubt that we will be able to continue as a going concern; Our reliance on asset-backed and asset-based financing arrangements to purchase vehicles subjects us to a number of risks, many of which are beyond our control; Substantially all of our consolidated assets secure certain of our outstanding indebtedness, which could materially adversely affect our debt and equity holders and our business; We may not be able to deduct certain business interest expenses, which could have a material adverse impact on the Company; We may not be able to raise additional capital to meet our liquidity needs, which could have a material adverse impact on the Company; An increase in interest rates or in our borrowing margin would increase the cost of servicing our debt and could reduce our profitability; The interest rates of certain of our financing instruments are priced using a spread over LIBOR; An impairment of our goodwill and other indefinite-lived intangible assets could have a material impact to our results of operation.

Risks Relating to Hertz Global Holdings, Inc. Common Stock

Our common stock has been delisted from trading on the NYSE, which may negatively impact the trading price of our common stock and our stockholders; Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders; We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock; Hertz Holdings is a holding company with no operations of its own and depends on its subsidiaries for cash.

General Risk Factors

Our global business requires a compliance program to promote organizational adherence to applicable laws and regulations; The misuse or theft of information we possess, including as a result of cyber security breaches, could harm our brand, reputation or competitive position and give rise to material liabilities which may materially adversely affect our results of operations, financial condition, liquidity and cash flows; Cyber security threats in our business environment expose us to risks; We may face particular data protection, data security and privacy risks in connection with the European Union's Global Data Protection Regulation and other privacy regulations; Maintaining effective employee retention and talent management is critical to our success; We could face a significant withdrawal liability if we withdraw from participation in multiemployer pension plans or in the event other employers in such plans become insolvent and certain multiemployer plans in which we participate are reported to have underfunded liabilities, any of which could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows; We are subject to many different forms of taxation in various jurisdictions throughout the world, which could lead to disagreements with tax authorities regarding the application of tax laws.
x

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

In March 2020, the World Health Organization declared COVID-19 a pandemic, affecting multiple global regions, including areas in which we operate. The impact of this pandemic has been and will likely continue to be extensive in many aspects of the economy and society, which has resulted in, and will likely continue to result in, significant disruptions to the global economy, as well as businesses around the world. In an effort to halt the spread of COVID-19, many governments around the world placed significant restrictions on travel, individuals voluntarily reduced their air and other forms of travel in attempts to avoid the outbreak and many businesses announced closures and imposed travel restrictions. To varying degrees, restrictions on travel and reductions in air travel continued throughout 2020 and travel remains far below recent historical pre-COVID-19 levels. There is continued uncertainty about the duration of the negative impact from COVID-19 and the length and scope of travel restrictions and business closures imposed by governments of impacted countries and voluntarily undertaken by private businesses.

In connection with the expiration of the Forbearance Agreement and the Waiver Agreements, as described in Note 1, "Background," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report, and the continuing economic impact from COVID-19, on May 22, 2020, the Debtors filed petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered by the Bankruptcy Court under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW). Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a website administered by Prime Clerk. The information on this website is not incorporated by reference and does not constitute part of this 2020 Annual Report.

In May 2020, the Bankruptcy Court approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, customers and employees. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors and certain fees to airport authorities and provide adequate protection; (iv) continue to maintain certain customer programs; (v) maintain insurance programs; (vi) use certain cash collateral on an interim basis; (vii) honor certain obligations to franchisees; and (viii) maintain existing cash management systems.

The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of the Company's existing debt obligations. Additionally, as a result of the filing of the Chapter 11 Cases, the remaining capacity under almost all of our revolving credit facilities was terminated. Consequently, the sales proceeds of vehicles which serve as collateral for such vehicle finance facilities must be applied to the payment of the related indebtedness of the Non-Debtor Financing Subsidiaries, as defined in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report, and are not otherwise available to fund our operations. Additionally, we are precluded from accessing any of our subordinated investment in the vehicle collateral until the related defaults are waived or the third party funding under those facilities has been retired, either through the monetization of the underlying collateral or the refinancing of the related indebtedness. Proceeds from vehicle receivables, excluding

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
manufacturer rebates, as of December 31, 2020 and ongoing vehicle sales must be applied to vehicle debt in amortization.

For additional information on the Chapter 11 Cases, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1, "Background," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report.

We operate our vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from approximately 12,000 corporate and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Caribbean, the Middle East and New Zealand. We remain one of the largest worldwide vehicle rental companies and our Hertz brand name is one of the most recognized globally, signifying leadership in quality rental services and products. We have an extensive network of airport and off airport rental locations in the U.S. and in all major European markets. We are also a provider of integrated vehicle leasing and fleet management solutions through our Donlen subsidiary, as discussed below.

OUR BUSINESS SEGMENTS

We have identified three reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:

•U.S. RAC - Rental of vehicles and sales of value-added services, in the U.S. We maintain a substantial network of company-operated rental locations in the U.S., enabling us to provide consistent quality and service. We also have franchisees and partners that operate rental locations under our brands throughout the U.S;

•International RAC - Rental and leasing of vehicles and sales of value-added services, internationally. We maintain a substantial network of company-operated rental locations internationally, a majority of which are in Europe. Our franchisees and partners also operate rental locations in approximately 160 countries and jurisdictions, including many of the countries in which we also have company-operated rental locations; and

•All Other Operations - Primarily comprised of our Donlen business, which provides integrated vehicle leasing and fleet management solutions in the U.S. and Canada. Donlen is a provider of these services for commercial fleets and Donlen's fleet management programs provide solutions to reduce fleet operating costs and improve driver productivity and safety. These programs include administration of preventive vehicle maintenance, advisory services and fuel and accident management along with other complementary services. Additionally, Donlen provides specialized consulting and technology expertise that allows us and our customers to model, measure and manage fleet performance more effectively and efficiently. Also included are our other business activities which comprise less than 1% of revenues and expenses of the segment.

In the fourth quarter of 2020, we entered into a stock and asset purchase agreement to sell substantially all of the assets and certain liabilities of our wholly-owned subsidiary Donlen (the "Donlen Assets"). The sale is expected to close in the first quarter of 2021. See Note 3, "Divestitures," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report for further information.

In addition to the above reportable segments, we have Corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

For further financial information on our segments, see (i) Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Selected Operating Data by Segment" and (ii) Note 18, "Segment Information," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report.

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

Our top tier brand, Hertz, is one of the most recognized brands in the world offering premium services that define the industry. This is consistent with numerous published best-in-class vehicle rental awards that we have won both in the U.S. and internationally over many years, including our ranking in 2019 and 2020 of #1 in Customer Satisfaction by J.D. Power. We go to market under the tagline of “Hertz. We’re here to get you there” which is true to our promise and reputation for quality and customer service. We have a number of innovative offerings, such as Hertz Gold Plus Rewards, Hertz Ultimate Choice and unique vehicles offered through our specialty collections. We continue to maintain our position as a premier provider of vehicle rental services through an intense focus on service, loyalty, quality and product innovation.

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

Our deep value brand, Thrifty, is the brand for savvy travelers who enjoy the “thrill of the hunt” to find a good deal. The Thrifty brand’s main focus is serving the airport vehicle rental market, comprised of leisure travelers. Thrifty’s tagline “The Absolute Best Car for Your Money” indicates the brand’s focus on being the rental company that puts you in control of where you splurge and where you save. Thrifty operates primarily through company-owned locations in the U.S. and Canada. We also globally license to independent franchisees which operate as part of the Thrifty brand system and have company-owned Thrifty locations in certain countries.

Internationally, we also offer our Firefly brand which is a deep value brand for price conscious leisure travelers. We have Firefly locations servicing local area airports in select international leisure markets where other deep value brands have a significant presence.

Operations

Locations

We operate both airport and off airport locations which utilize common vehicle fleets, are supervised by common country, regional and local area management, use many common systems and rely on common vehicle maintenance and administrative centers. Additionally, our airport and off airport locations utilize common marketing activities and have many of the same customers. We regard both types of locations as aspects of a single, unitary, vehicle rental business. Off airport revenues comprised approximately 46% of our worldwide vehicle rental revenues in 2020 and approximately 35% in 2019, where the increase in off airport revenues and associated decrease in airport revenues is primarily driven by the impact of COVID-19 discussed above.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
Airport

We have approximately 1,500 airport rental locations in the U.S. and approximately 2,000 airport rental locations internationally, a decrease of 6% from December 31, 2019 in our U.S. operations, where the decrease is primarily the product of a location rationalization effort in the Chapter 11 Cases as reflected in the Lease Rejection Orders entered by the Bankruptcy Court, as further described in Note 10, "Leases," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report. Our international vehicle rental operations have company-operated locations in Australia, Belgium, Canada, the Czech Republic, France, Germany, Italy, Luxembourg, the Netherlands, New Zealand, Puerto Rico, Slovakia, Spain, the United Kingdom and the U.S. Virgin Islands. We believe that our extensive U.S. and international network of company-operated locations contributes to the consistency of our service, cost control, Vehicle Utilization, competitive pricing and our ability to offer one-way rentals.

For our airport company-operated rental locations, we have obtained concessions or similar leasing agreements or arrangements, granting us the right to conduct a vehicle rental business at the respective airport. Our concessions were obtained from the airports' operators, which are typically governmental bodies or authorities, following either negotiation or bidding for the right to operate a vehicle rental business. The terms of an airport concession typically require us to pay the airport's operator concession fees based upon a specified percentage of the revenues we generate at the airport, subject to a minimum annual guarantee. Under most concessions, we must also pay fixed rent for terminal counters or other leased properties and facilities. Most concessions are for a fixed length of time, while others create operating rights and payment obligations that are terminable at any time. As a result of the impact from COVID-19 we received rent concessions in the form of abatement and payment deferrals of fixed and variable rent payments for certain of our airport locations. See Note 10, "Leases," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report for further details.

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

Off Airport

We have approximately 2,400 off airport locations in the U.S. and approximately 6,100 off airport rental locations internationally, a decrease of 8% from December 31, 2019 in our U.S. operations, where the decrease is primarily the product of a location rationalization effort in the Chapter 11 Cases as reflected in the Lease Rejection Orders entered by the Bankruptcy Court, as further described in Note 10, "Leases," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report. Our off airport rental customers include people who prefer to rent vehicles closer to their home or place of work for business or leisure purposes, as well as those needing to travel to or from airports. Our off airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their vehicles were damaged, those expecting to lease vehicles that are not yet available from their leasing companies and replacement renters. In addition, our off airport customers include drivers for our TNC Partners, which is further described in “TNC Rentals” below.

When compared to our airport rental locations, an off airport rental location typically uses smaller rental facilities with fewer employees, conducts pick-up and delivery services and serves replacement renters using specialized systems and processes. On average, off airport locations generate fewer transactions per period than airport locations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
Our off airport locations offer us the following benefits:

•Provide customers a more convenient and geographically extensive network of rental locations, thereby creating revenue opportunities from replacement renters, non-airline travel renters and airline travelers with local rental needs;

•Provide a more balanced revenue mix by reducing our reliance on air travel and therefore reducing our exposure to external events that may disrupt airline travel trends;

•Contribute to higher Vehicle Utilization as a result of the longer average rental periods associated with off airport business, compared to those of airport rentals;

•Insurance replacement rental volume is less seasonal than that of other business and leisure rentals, which permits efficiencies in both vehicle and labor planning; and

•Cross-selling opportunities exist for us to promote off airport rentals among frequent airport Hertz Gold Plus Rewards program renters and, conversely, to promote airport rentals to off airport renters.

Customers and Business Mix

We conduct various sales and marketing programs to attract and retain customers. Our sales force calls on companies and other organizations whose employees and associates need to rent vehicles for business purposes or for replacement rental needs, including insurance and leasing companies, automobile repair companies and vehicle dealers. In addition, our sales force works with membership associations, tour operators, travel companies and other groups whose members, participants and customers rent vehicles for either business or leisure purposes. We advertise our vehicle rental offerings through a variety of traditional media channels, partner publications (e.g. affinity clubs and airline and hotel partners), direct mail and digital marketing. In addition to advertising, we conduct other forms of marketing and promotion, including travel industry business partnerships and press and public relations activities. As a result of the impacts from COVID-19 and related cost-reduction initiatives, we have reduced the extent of our marketing and advertising activities. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Selected Operating Data by Segment" for further details.

We categorize our vehicle rental business based on the purpose and type of location from which customers rent from us. The following charts set forth the percentages of rental revenues and rental transactions in our U.S. and international operations based on these categories.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
VEHICLE RENTALS BY CUSTOMER
Year Ended December 31, 2020

U.S.

Business
Leisure

International

Business
Leisure

Customers who rent from us for “business” purposes include those who require vehicles in connection with commercial activities, including drivers for our TNC Partners and delivery service providers, the activities of governments and other organizations or for temporary vehicle replacement purposes. As a result of increased online shopping due to the impact of COVID-19, we saw increased delivery service usage during 2020. Most business customers rent vehicles from us on terms that we have negotiated with their employers or other entities with which they are associated, and those terms can differ from the terms on which we rent vehicles to the general public. We have negotiated arrangements relating to vehicle rental with many businesses, governments and other organizations.

Customers who rent from us for “leisure” purposes include individual travelers booking vacation travel rentals with us and people renting to meet other personal needs. Leisure rentals are generally longer in duration and generate

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
more revenue per transaction than business rentals. Leisure rentals also include rentals by customers of U.S. and international tour operators, which are usually a part of tour packages that can include air travel and hotel accommodations.

VEHICLE RENTALS BY LOCATION
Year Ended December 31, 2020

U.S.

Airport
Off airport

International

Airport
Off airport

Demand for airport rentals is correlated with airline travel patterns, and transaction volumes generally follow global airline passenger traffic ("enplanement") and Gross Domestic Product ("GDP") trends. Customers often make reservations for airport rentals when they book their flight plans, which make our relationships with travel agents, associations and other partners (e.g., airlines and hotels) a key competitive strategy in generating consistent and recurring revenue streams. As discussed above, airport travel in 2020 was significantly reduced due to many governments around the world placing significant restrictions on travel, individuals voluntarily reducing their air travel and businesses implemented travel restrictions, resulting in a 72% decrease in U.S. airport traveler

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
throughput, as measured by the U.S. Transportation Security Administration, during the period March 1, 2020 through December 31, 2020 compared to the same period in 2019.

Off airport rentals include insurance replacements, and we have agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. We have identified approximately 200 insurance companies, ranging from local or regional vehicle carriers to large, national companies, as our target insurance replacement market. As of December 31, 2020, we were a preferred or recognized supplier for 61% of these insurance companies and a co-primary for 17% of them.

Customer Service Offerings

At our major airport rental locations and certain smaller airport and off airport locations, customers participating in our Hertz Gold Plus Rewards program are able to rent vehicles in an expedited manner. Participants in our Hertz Gold Plus Rewards program often bypass the rental counter entirely and proceed directly to their vehicle upon arrival at our facility. Participants in our Hertz Gold Plus Rewards program are also eligible to earn Hertz Gold Plus Rewards points that may be redeemed for free rental days or converted to awards of other companies' loyalty programs. Hertz's Gold Plus Rewards program offers three elite membership tiers which provide more frequent renters the opportunity to earn additional reward points and vehicle upgrades. For the year ended December 31, 2020, rentals by Hertz Gold Plus Rewards members accounted for approximately 31% of our worldwide rental transactions. We believe the Hertz Gold Plus Rewards program provides us with a significant competitive advantage, particularly among frequent travelers, and we have targeted such travelers for participation in the program. We offer electronic rental agreements and returns for our Hertz, Dollar and Thrifty customers in the U.S. Simplifying the rental transaction saves customers time and provides greater convenience through access to digitally available rental contracts.

When Hertz Gold Plus Rewards members make a reservation for a midsize car or above, they have access to exclusive vehicles based on their membership tier via our Hertz Ultimate Choice program which allows customers to choose their vehicle from a range of makes, models and colors available within the zone indicated on their reservation. Alternatively, they may upgrade at pick-up for a fee by choosing a vehicle from the Premium Upgrade zone. The Hertz Ultimate Choice program is offered at 62 U.S. airport locations as of December 31, 2020.

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

Hertz 24/7

We offer a car and van-sharing membership service, referred to as Hertz 24/7, which rents vehicles by the hour and/or by the day, at various locations internationally, primarily in Europe and in Australia under the Flexicar brand. Members reserve vehicles online, then receive the vehicles at convenient locations using keyless entry, without the need to visit a Hertz rental office. Members are charged an hourly or daily vehicle-rental fee which includes fuel, insurance, 24/7 roadside assistance and in-vehicle customer service. Hertz 24/7 specializes in Business-to-Business-to-Consumer (B2B2C) services working with retail partners to provide vans at their locations and with corporations providing pool fleets for use by their employees.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
Other Customer Service Initiatives

We offer a Mobile Gold Alerts service, available to participating Hertz Gold Plus Rewards customers, through which a text message and/or email with the vehicle information and location is sent approximately 30 minutes prior to arrival, providing the option to choose another vehicle. We offer Hertz e-Return, which allows customers to drop off their vehicle and go at the time of rental return. Customers can also use cashless toll lanes with our PlatePass offering where the license plate acts as a transponder, and we offer a vehicle-subscription service on a monthly or weekend basis in select locations that provides a flexible, cost-effective alternative to vehicle ownership, with no long-term commitment required, referred to as Hertz My Car and My Hertz Weekend. As a result of COVID-19, we began implementing enhanced safety measures to provide customers confidence while renting our vehicles. In May 2020, we introduced the Hertz Gold Standard Clean seal, in which each vehicle is sealed prior to rental following a rigorous 15-point cleaning and sanitization process that follows U.S. Centers for Disease Control and Prevention guidelines.

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

Reservations

We price and accept reservations for our vehicles through each of our brands. Reservations are generally for a class of vehicles, such as compact, midsize or sport utility vehicle.

We distribute pricing and content and accept reservations through multiple channels. Direct reservations are accepted at Hertz.com, Dollar.com and Thrifty.com, which have global and local versions in multiple languages. Hertz.com offers a range of products, prices and additional services as well as Hertz Gold Plus Rewards benefits, serving both company-operated and franchise locations. In addition to our websites, direct reservations are enabled via our Hertz and Dollar smartphone apps, which include additional connected products and services.

Customers may also seek reservations via travel agents or third-party travel websites. In many of those cases, the travel agent or website utilizes an Application Programming Interface (“API”) connection to Hertz or a third-party operated computerized reservation system, also known as a Global Distribution System (“GDS”), to contact us and make the reservation.

In our major markets, including the U.S. and all other countries with company-operated locations, customers may also reserve vehicles for rental from us and our franchisees worldwide through local, national or toll-free telephone calls to our reservations center, directly through our rental locations or, in the case of replacement rentals, through proprietary automated systems serving the insurance industry.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
Franchisees

In certain U.S. and international markets, we have found it efficient to issue licenses under franchise arrangements to independent franchisees who are engaged in the vehicle rental business. These franchise arrangements allow our franchisees to rent vehicles that they own or lease to customers, primarily under our Hertz, Dollar or Thrifty brand. In certain markets and under certain circumstances, franchisees are given the opportunity to acquire franchises for multiple brands.

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

Franchisees are ordinarily limited as to transferability of the license without our consent and are generally terminable by us only for cause or after a fixed term. Many of these agreements also include a right of first refusal on the part of the Company should a franchisee receive a bona fide offer to sell the license. Franchisees in the U.S. typically may terminate on prior notice, generally between 90 and 180 days. In Europe and certain other international jurisdictions, franchisees typically do not have early termination rights. Initial license fees or the price for the sale to a franchisee of a company-owned location may be payable over a term of several years. We continue to issue new licenses and, from time to time, purchase franchised businesses or sell corporate locations to franchisees.

Franchise operations, including the purchase and ownership of vehicles, are generally financed independently by the franchisees and we do not have an investment interest in the franchisees. Fees from franchisees, including initial franchise fees, are used to, among other things, generally support the cost of our brand awareness programs, reservations system, sales and marketing efforts and certain other services and are approximately 2% of our worldwide vehicle rental revenues for the year ended December 31, 2020.

Seasonality

Our vehicle rental operations are historically a seasonal business, with decreased levels of business in the winter months and heightened activity during spring and summer peak ("our peak season") for the majority of countries where we generate our revenues. To accommodate increased demand, we historically have increased our available fleet and staff during the second and third quarters of the year. As business demand declines, vehicles and staff are decreased accordingly. However, as a result of COVID-19 mitigation actions, we initiated a restructuring program in the second quarter of 2020 affecting approximately 11,000 employees in our U.S. RAC Segment and corporate operations. Additionally, we disposed of approximately 198,000 lease vehicles pursuant to or otherwise in satisfaction of our vehicle disposition obligations under the Interim Lease Order between June 1, 2020 and December 31, 2020. Certain operating expenses, including real estate taxes, rent, insurance, utilities, facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, are fixed and cannot be adjusted for seasonal demand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
The following chart sets forth this seasonal nature of our vehicle rental operations, as well as the impact of COVID-19, by presenting the proportionate contribution of each quarter to full year revenue for each of the years ended December 31, 2020, 2019 and 2018.
Fleet

In response to the outbreak of COVID-19, in 2020 we reduced our commitments to purchase vehicles by approximately $4.0 billion from original commitments in our U.S. RAC segment. Additionally, the Interim Lease Order, among other things, directed us to dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020. As of December 31, 2020, we have disposed of approximately 198,000 lease vehicles pursuant to or otherwise in satisfaction of our vehicle disposition obligations under the Interim Lease Order. During the year ended December 31, 2020, we operated a peak rental fleet in our U.S. and International Rental Car segments of approximately 515,700 vehicles and 131,500 vehicles, respectively.

As authorized by the Bankruptcy Court, purchases of vehicles are financed under new borrowing programs supported by our HVIF facility and a designated portion of our DIP Credit Agreement, as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report. The vehicles we purchase are either program vehicles or non-program vehicles. We periodically review the efficiencies of an optimal mix between program and non-program vehicles in our fleet and adjust the ratio of program and non-program vehicles as needed based on contract negotiations, vehicle economics and availability. During the year ended December 31, 2020, our approximate average holding period for a rental vehicle was 16 months in the U.S. and 15 months in our international operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
Our fleet composition is as follows:

Fleet Composition by Vehicle Manufacturer*
As of December 31, 2020
U.S.                          International*

*Vehicle manufacturers Groupe PSA (Peugeot and Citroen), Volvo, Volkswagen Group (Volkswagen, Skoda, Audi and Seat), Daimler AG (Mercedes Benz), Renault and BMW together comprise another 38% of the international fleet and are included as "Other" in the overall and international charts above.

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

Repurchase Programs

Program vehicles are purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers wherein the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Repurchase prices under repurchase programs are based on the original cost less a set daily depreciation amount. These repurchase and guaranteed depreciation

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
programs limit our residual risk with respect to vehicles purchased under the programs and allow us to reduce the variability of depreciation expense for each vehicle, however, typically the acquisition cost is higher. Program vehicles generally provide us with flexibility to increase or reduce the size of our fleet based on market demand. When we increase the percentage of program vehicles, the average age of our fleet decreases since the average holding period for program vehicles is shorter than for non-program vehicles.

Program vehicles as a percentage of all vehicles purchased within each of our U.S. and International Rental Car segments during the last three fiscal years were as follows:

Program Vehicles as a Percentage of All Vehicles Purchased
70%
60%
50%
40%
30%
20%
10%
0%
63%
62%
60%
25%
29%
20%
2018
2019
2020
Fiscal Year
U.S.
International

Hertz Car Sales and Rent2Buy

Hertz Car Sales consists of a network of company-operated vehicle sales locations throughout the U.S. dedicated to the sale of used vehicles from our rental fleet consisting of non-program vehicles and program vehicles that become ineligible for manufacturer repurchase or guaranteed depreciation programs. Vehicles disposed of through our retail outlets allow us the opportunity for ancillary vehicle sales revenue, such as warranty, financing and title fees.

We also offer Rent2Buy in 35 states, an innovative program designed to sell used rental vehicles. Customers have an opportunity to rent a vehicle from our rental fleet and if the customer purchases the vehicle, the customer is credited with a portion of their rental charges. The purchase transaction is completed through the internet and by mail in those states where permitted.

We also dispose of vehicles through non-retail disposition channels such as auctions, brokered sales, sales to wholesalers and sales to dealers.

During the year ended December 31, 2020, of the vehicles sold in our U.S. vehicle rental operations that were not repurchased by manufacturers, we sold approximately 27% at auction, 46% through dealer direct and 27% at retail locations or through our Rent2Buy program. During the year ended December 31, 2020, of the vehicles sold in our international vehicle rental operations that were not repurchased by manufacturers, we sold approximately 5% at auction, 84% through dealer direct and 11% at retail locations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
Markets and Competition

Competition among vehicle rental industry participants is intense and is primarily based on price, vehicle availability and quality, service, reliability, rental locations, product innovation and competition from online travel agents and vehicle rental brokers. We believe that the prominence and service reputation of the Hertz, Dollar and Thrifty brands, including our ranking in 2019 and 2020 of #1 in Customer Satisfaction by J.D. Power, our extensive worldwide ownership of vehicle rental operations and our commitment to innovation and service provide us with a strong competitive advantage. Our principal vehicle rental industry competitors are Avis Budget Group, Inc., which currently operates the Avis, Budget, ZipCar and Payless brands, and Enterprise Holdings, which operates the Enterprise Rent-A-Car Company, National Car Rental and Alamo Rent A Car brands. There are also local and regional vehicle rental companies and transportation network companies which provide ride-hailing services that have some overlap in customer use cases, largely with respect to short length trips in urban areas.

U.S.

The U.S. represents approximately $23 billion in estimated annual industry revenues for 2020, a decrease of 28% in 2020 versus 2019 primarily due to COVID-19 which has caused a substantial reduction to airline travel since March 2020. The average number of vehicles in the U.S. vehicle rental industry decreased 12% in 2020 to about 2 million vehicles. U.S. industry Revenue Per Unit Per Month was approximately $975 which was a decline of 17% from 2019.

Europe

Europe represents approximately $9 billion in annual industry revenues for 2020, a decrease of 47% in 2020 versus 2019 primarily due to COVID-19. Europe has generally demonstrated a lower historical reliance on air travel because the European off airport vehicle rental market has been significantly more developed than it is in the U.S. Within Europe, the largest markets in which we do business are France, Germany, Italy, Spain, and the United Kingdom. Throughout Europe, we do business through company-operated rental locations and through our partners or franchisees to whom we have licensed use of our brands.

Asia Pacific

Asia Pacific, which includes Australia and New Zealand, represents approximately $12 billion in annual industry revenues for 2020, a decrease of 29% in 2020 versus 2019 primarily due to COVID-19. Within this region, the largest markets in which we do business are Australia, China, Japan and South Korea. In each of these markets we have company-operated rental locations or do business through our partners or franchisees to whom we have licensed use of our brands.

Middle East and Africa

The Middle East and Africa represent approximately $2 billion in annual industry revenues for 2020, a decrease of 50% in 2020 versus 2019 primarily due to COVID-19. Within these regions, the largest markets in which we do business are Saudi Arabia, South Africa and the United Arab Emirates. In each of these markets we do business through our franchisees to whom we have licensed use of our brands.

Latin America

Latin America represents approximately $2 billion in annual industry revenues for 2020, a decrease of 50% in 2020 versus 2019 primarily due to COVID-19. Within Latin America the largest markets in which we do business are Argentina, Brazil, Colombia, Mexico and Panama. In each of these markets our Hertz, Dollar and Thrifty brands are present through our partners or franchisees to whom we have licensed use of the respective brand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
All Other Operations

Our All Other Operations segment primarily consists of our Donlen business, which provides integrated vehicle leasing and fleet management solutions for commercial fleets. This segment generated $630 million in revenues during the year ended December 31, 2020, substantially all of which was attributable to Donlen.

Donlen
Donlen provides an array of vehicle leasing, financing, telematics and fleet management services to commercial fleets in the U.S. and Canada. Products offered by Donlen include:

•Vehicle financing, acquisition and remarketing;
•License, title and registration;
•Vehicle maintenance consultation;
•Fuel management;
•Accident management;
•Toll management;
•Telematics-based location, driver performance and scorecard reporting; and
•Lease financing.

In the fourth quarter of 2020, we entered into a stock and asset purchase agreement to sell substantially all of the Donlen Assets. The sale is expected to close in the first quarter of 2021. See Note 3, "Divestitures," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report for further information.

Donlen’s leased fleet consists primarily of passenger vehicles, cargo vans and light trucks. Vehicles are acquired directly from domestic and foreign manufacturers, as well as dealers. As of December 31, 2020, approximately half of Donlen’s leased fleet is 2019 model year or newer.

Donlen’s primary product for vehicle and light to medium truck fleets is an open-ended terminal rental adjustment clause ("TRAC") lease. For most customers, the vehicle must be leased for a minimum of twelve months, after which the lease converts to a month-to-month lease allowing the vehicle to be surrendered any time thereafter. Our sale of the vehicle following the termination of the lease may result in a TRAC adjustment, through which the customer is credited or charged with the surplus or loss on the vehicle. Approximately 75% of Donlen’s lease portfolio consists of floating-rate leases which allow lease charges to be adjusted based on benchmark indices.

Donlen offers financing solutions for heavier-duty trucks and equipment. Lease financing is provided through syndication arrangements with lending institutions. Donlen originates the leases, acquires the assets and services the lease throughout the term.

Donlen provides services to leased and non-leased fleets consisting of fuel purchasing and management, preventive vehicle maintenance, repair consultation, toll management and accident management. Additionally, Donlen manages license and title, vehicle registration and regulatory compliance. Donlen’s telematics products provide enhanced visibility and reporting over driver and vehicle performance.

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
ITEM 1. BUSINESS (Continued)
Canada are Element Financial Corporation, Enterprise, Automotive Resources International, LeasePlan Corporation N.V. and Wheels, Inc.

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of December 31, 2020, we employed approximately 24,000 persons, consisting of approximately 17,000 persons in our U.S. operations and approximately 7,000 persons in our international operations, a decrease of 41% and 22% from December 31, 2019 in our U.S. and international operations, respectively. As a result of COVID-19 and its direct impact on our business, we initiated a restructuring program affecting approximately 11,000 employees in our U.S. Rental Car segment and corporate operations, beginning in April 2020. Additionally, personnel levels in our international operations were reduced to align with decreased vehicle rental demands as a result of COVID-19, the cost of which was partially offset by government support across Europe. As of December 31, 2020, approximately 55% of our employees in our international operations have been furloughed.

International employees are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 23% of our workforce in the U.S. (including those in the U.S. territories) are presently in effect with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering almost 57% of these employees will expire during 2021. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nevertheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruption.

In addition to the employees referred to above, we engage outside services, as is customary in the industry, principally for the non-revenue movement of rental vehicles between rental locations.

Human Capital Management

We continue to evolve for our customers, employees, partners and communities. With respect to our employees, our Board and Board committees conduct annual reviews of our employee programs and initiatives, providing oversight to how Hertz should attract, retain and develop a workforce that aligns with our values and strategies, including through competitive compensation and benefits, learning and development opportunities and cultivating an engaged and inclusive culture. In addition, we annually conduct anonymous surveys, seeking feedback from our broad employee base on topics including, but not limited to, effectiveness of company communication, confidence in leadership, competitiveness of our compensation and total rewards packages, and career growth and development opportunities. Survey results are reviewed by our senior management and shared with employees, along with action plans, for leveraging employee insights to drive meaningful improvements in employee experiences at Hertz.

We are committed to protecting the health and safety of our employees, customers and partners. In 2020, COVID-19 caused an unprecedented crisis for the travel and tourism industry, disrupting working practices, consumer behavior and long-term strategic plans. Despite these challenges, we’ve maintained our priority of supporting our people and our communities. We implemented heightened safety measures for employees and customers, and introduced the Hertz Gold Standard Clean process, an enhanced 15-point cleaning process. We deployed protocols, signage and employee training to ensure compliance with COVID-19 Centers for Disease Control guidelines and local regulations. We equipped our employees with personal protective equipment as well as plexiglass guards, implemented enhanced facility and vehicle cleaning practices, mandated face-coverings and established processes for assessing possible COVID-19 exposures and responding to known or suspected COVID-19 cases. In addition, we partnered with LapCorp Employer Services to provide at-home COVID-19 test kits at no charge to employees. We are always assessing ways to best support our employees and customers, and adapting our processes in response to changing guidelines as we continue to navigate through the COVID-19 pandemic.

Always for Hertz, our people are our greatest asset and we strive to have a constant focus and attention on matters concerning our employees including retention and professional development as well as employees’ physical, emotional and financial well-being. We are committed to an inclusive workplace around the globe that champions

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
equality, values different backgrounds and celebrates individuality. We regularly assess our benefits and program offerings to provide a compelling and comprehensive portfolio, which currently includes:

•Competitive salaries and wages;
•Retirement savings with a 401(k) Plan and an employer match;
•Comprehensive health insurance, including medical, dental and vision plans for employees and their dependents;
•Employer provided life insurance with no cost to employees;
•No-cost employee assistance program, providing confidential counseling to help employees and their families dealing with hardships;
•Paid parental leave;
•Free health screenings and programs for tobacco cessation, weight management and wellness coaching;
•Employee referral program;
•Employee and family rental car and car sales discounts;
•Employee relief fund that provides immediate, short-term financial assistance to North America employees through employee contributions and company match to assist employees dealing with natural disasters;
•Training and development opportunities; and
•Employee resource groups.

Outside of the U.S., we are committed to offering similar comprehensive programs that leverage the best of global benefits but also tailored by country to reflect local practices and culture. We evaluate our total benefits and programs annually and use feedback from employees to make thoughtful changes to ensure our programs continue to meet the needs of employees.

CORPORATE RESPONSIBILITY

We believe that managing our businesses ethically and responsibly is critical to our success as well as the right thing to do. As such, our Board reviews our corporate social responsibility initiatives and maintains an executive steering council, comprised of members of our senior management group and leaders within our key functional areas, to enhance our long-term strategy and to assess annual performance against key indicators. We are committed to continuous improvement that encourages sustainable innovation and enhances our business performance in four key areas: people, community, planet and product.

Our People and Communities

Our employees help drive our progress, innovation and success. As a global company, we have a responsibility to ensure our people are taken care of and thrive in their environment. We are growing our business in a way that is inclusive and supportive to all. As discussed above, attracting and retaining top talent is more than a measure of our business success; it’s a measure of who we are and what we value. In addition, we engage with our communities, and, through our global charitable giving and volunteer program, we are committed to making a positive difference in the areas where we work, live and serve.

Diversity

We foster a diverse and inclusive work environment. Maintaining this diversity begins with a firm commitment to equal opportunity, non-discrimination and anti-harassment. In addition, we adhere to all relevant laws and mandatory reporting requirements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
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

Fuel Efficient Fleet

We work to make sustainable mobility a viable, global reality by providing customers and communities with access to fuel-efficient and lower emission vehicles. As improvements in technology and the charging infrastructure matures, as well as a wider variety of electric vehicle ("EV") models stimulate consumer acceptance, we can respond to adjust our rental fleet to offer EVs as influenced by customer demand and other economic factors.

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

Waste Reduction and Recycling

We work to integrate environmental sustainability across our operations, from our car washes to the way we build our rental locations. Resource conservation and waste reduction is at the forefront of that integration. We are committed to waste reduction across our global footprint. Recycling efforts include, but are not limited to, recycling used oils and solvents, tires, batteries, information technology equipment and general mixed materials.

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

Supplier Diversity

Our objective is to provide certified small, disadvantaged, minority and women-owned business enterprises with the opportunity to compete to deliver products and services that support our brands. We are a member of the National

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
Minority Supplier Development Council and many of its local affiliate councils throughout the U.S. In support of our extensive presence at airports, we are also members of the Airport Minority Advisory Council.

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

INSURANCE AND RISK MANAGEMENT

There are three types of generally insurable risks that arise in our operations:

•legal liability arising from the operation of our vehicles (i.e., vehicle liability);

•legal liability to members of the public and employees from other causes (i.e., general liability/workers' compensation); and

•risk of property damage and/or business interruption and/or increased cost of operating as a consequence of property damage.

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

In many cases we self-insure our risks or insure risks through wholly-owned insurance subsidiaries. We mitigate our exposure to large liability losses by maintaining excess insurance coverage, subject to deductibles and caps, through unaffiliated carriers. For our international operations outside of Europe and for our long-term vehicle leasing operations, we maintain some liability insurance coverage with unaffiliated carriers.

Third-Party Liability

In our U.S. operations, we are required by applicable financial responsibility laws to maintain insurance against legal liability for bodily injury, death or property damage to third parties arising from the operation of our vehicles, sometimes called “vehicle liability,” in stipulated amounts. In most jurisdictions, we satisfy those requirements by qualifying as a self-insurer, a process that typically involves governmental filings and demonstration of financial responsibility, which sometimes requires the posting of a bond or other security. In the remaining jurisdictions, we obtain an insurance policy from an unaffiliated insurance carrier and indemnify the carrier for any amounts paid under the policy. The regulatory method for protecting against such vehicle liability should be considered in the context of the Graves Amendment, as we generally bear limited economic responsibility for U.S. vehicle liability attributable to the negligence of our drivers, except to the extent that we successfully transfer such liability to others through insurance or contractual arrangements.

For our vehicle rental operations in Europe, we have established a wholly-owned insurance subsidiary, Probus Insurance Company Europe DAC (“Probus”), a direct writer of insurance domiciled in Ireland. In certain European countries with company-operated locations, we have purchased from Probus the vehicle liability insurance required by law, and Probus reinsures the risks under such insurance with HIRE Bermuda Limited, a wholly-owned reinsurance company domiciled in Bermuda. In other European countries, this coverage is purchased from unaffiliated carriers. Accordingly, as with our U.S. operations, we bear economic responsibility for vehicle liability in

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)
our European vehicle rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside of Europe, we maintain some form of vehicle liability insurance coverage with unaffiliated carriers. The nature of such coverage and our economic responsibility for covered losses varies considerably. Nonetheless, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

In our U.S. and international operations, from time to time in the course of our business, we become legally responsible to members of the public for bodily injury, death or property damage arising from causes other than the operation of our vehicles, sometimes known as “general liability.” As with vehicle liability, we bear economic responsibility for general liability losses, except to the extent we transfer such losses to others through insurance or contractual arrangements. In addition, to mitigate these exposures, we maintain excess liability insurance coverage with unaffiliated insurance carriers.

In our U.S. vehicle rental operations, we offer an optional liability insurance product, Liability Insurance Supplement (“LIS”), that provides vehicle liability insurance coverage substantially higher than state minimum levels to the renter and other authorized operators of a rented vehicle. LIS coverage is primarily provided under excess liability insurance policies issued by an unaffiliated insurance carrier, the risks under which are reinsured with a wholly-owned subsidiary, HIRE Bermuda Limited.

In our U.S. vehicle rental operations and our company-operated international vehicle rental operations in many countries, we offer optional products providing Personal Accident Insurance / Personal Effects Coverage (“PAI/PEC”) and Emergency Sickness Protection ("ESP") insurance coverage to the renter and the renter's immediate family members traveling with the renter for accidental death or accidental medical expenses arising during the rental period or for damage or loss of their property during the rental period. PAI/PEC and ESP coverages are provided under insurance policies issued by unaffiliated carriers or, in Europe, by Probus.

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
ITEM 1. BUSINESS (Continued)
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

Dealings with Renters

In the U.S., vehicle rental transactions are generally subject to Article 2A of the Uniform Commercial Code, which governs leases of tangible personal property. Vehicle rental is also specifically regulated in more than half of the states of the U.S. and many other international jurisdictions. The subjects of these regulations include the methods by which we advertise, the methods used to quote and charge prices, the consequences of failing to honor reservations, the terms on which we deal with vehicle loss or damage (including the protections we provide to renters purchasing loss or damage waivers) and the terms and method of sale of the optional insurance coverage that we offer. Some states (including California, Nevada and New York) regulate the price at which we may sell loss or damage waivers, and many state insurance regulators have authority over the prices and terms of the optional insurance coverage we offer. See “Insurance and Risk Management-Damage to Our Property” above for further discussion regarding the loss or damage waivers and optional insurance coverages that we offer renters. In addition, various consumer protection laws and regulations may generally apply to our business operations. Internationally, regulatory regimes vary greatly by jurisdiction and include increasing scrutiny from consumer law regulators in Europe and a stronger focus on corporate compliance, but the regimes do not generally prevent us from dealing with customers in a manner similar to that employed in the U.S.

Both in the U.S. and internationally, we are subject to increasing regulation relating to customer privacy and data protection. In general, we are required to disclose our data collection and processing practices as well as our use and sharing of data that we collect from or about renters. In doing so, we are obligated to take reasonable steps to protect customer data while it is in our possession and comply with individual privacy right requests. Our failure to do so could subject us to substantial legal liability, require us to bear significant remediation costs or seriously damage our reputation.

Changes in Regulation

Changes in government regulation of our businesses have the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws, regulations and treaties by a court, regulatory body or governmental official. Those changes may have prospective and/or retroactive effect, particularly when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have a more significant effect on us than on our competitors, depending on the circumstances. Several U.S. states historically required “bundled pricing” by rental vehicle companies but those same states subsequently enacted statutory exceptions to allow for the separate pass-through of certain fees (e.g., airport concession fees, customer facility charges and vehicle licensing fees) with proper disclosure. In addition, the Canadian Competition Bureau has interpreted Canadian consumer law to prohibit “drip pricing” such that base rate advertising is not allowed and the first price that consumers view on the websites of rental vehicle companies needs to reflect the bundled price for the proposed rental. Recent or potential changes in law or regulation that affect us relate to insurance intermediaries, customer privacy, like-kind exchange programs, data security and rate regulation and our retail vehicle sales operations.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1. BUSINESS (Continued)

Environmental

We are subject to extensive federal, state, local and foreign environmental and safety laws, regulations, directives, rules and ordinances concerning, among other things, the operation and maintenance of vehicles; the ownership and operation of tanks for the storage of petroleum products, including gasoline, diesel fuel and oil; and the generation, storage, transportation and disposal of waste materials, including oil, vehicle wash sludge and waste water.

When applicable, we estimate and accrue for certain environmental costs, such as to study potential environmental issues at sites deemed to require investigation or clean-up activities and for costs to implement remediation actions, including ongoing maintenance, as required. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our operating results or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus future costs associated with such matters may exceed the amount of the estimated accrued amount.

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

Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a website administered by Prime Clerk. The information on this website is not incorporated by reference and does not constitute part of this 2020 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 1A. RISK FACTORS

Our business is subject to a number of significant risks and uncertainties, and should be carefully considered along with all of the information in this 2020 Annual Report. These risks and uncertainties, however, are not the only risks and uncertainties that we encounter in our operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations, financial condition, liquidity and cash flows. In such a case, you may lose all or part of your investment in Hertz Global's common stock or The Hertz Corporation's debt securities. You should carefully consider each of the following risks and uncertainties. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, operating results or cash flow and may make an investment in our securities speculative or risky. We believe that the following information identifies the material risks and uncertainties affecting Hertz Global and Hertz; however, the following risks and uncertainties are not the only risks and uncertainties facing us and it is possible that other risks and uncertainties might significantly affect us.

We believe that the following information identifies the material risks and uncertainties affecting Hertz Global and Hertz; however, the following risks and uncertainties are not the only risks and uncertainties facing us and it is possible that other risks and uncertainties might significantly affect us.

RISKS RELATED TO OUR BANKRUPTCY

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

For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•our ability to obtain Bankruptcy Court approval with respect to motions filed in Chapter 11 Cases from time to time;
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

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Cases have adversely affected certain of our relationships with our suppliers, customers and employees. In particular, critical vendors, suppliers, and/or customers have determined not to do business with us due to the Chapter 11 Cases and we may not be successful in securing alternative sources. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of opportunities. Additionally, uncertainty with respect to intercompany transactions may negatively impact our captive insurance companies’ ability to meet insurance regulatory requirements. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

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

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted. During the Chapter 11 Cases, our employees have faced considerable distraction and uncertainty and we have experienced increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

We are in the process of Chapter 11 reorganization cases under the Bankruptcy Code, which may cause our common stock to decrease in value or may render our common stock worthless.

On May 22, 2020, we filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, thereby commencing the Chapter 11 Cases for the Debtors, including Hertz Global. The price of our common stock has been volatile following the commencement of the Chapter 11 Cases and may decrease in value or become worthless. Accordingly, any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock. In addition, on October 29, 2020, Hertz Global received notification from the NYSE that Hertz Global's common stock was no longer suitable for listing on the NYSE and the Company's common stock began trading exclusively on the over-the-counter market on October 30, 2020. Delisting our common stock from the NYSE may adversely impact our liquidity, impair our stockholders' ability to buy and sell our common stock, impair our ability to raise capital, and the market price of our common stock could decrease. Recoveries in the Chapter 11 Cases for holders of common stock, if any, will depend upon our ability to negotiate and confirm a plan, the terms of such plan, the recovery of our business from the COVID-19 pandemic, if any, and the value of our assets. Although we cannot predict how our common stock will be treated under a plan, we expect that common stock holders would not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness, are paid in full, which would require a significant and rapid improvement in business conditions to pre-COVID-19 or close to pre-COVID-19 levels. We also expect our stockholders’ equity to decrease as we use cash on hand to support our operations in bankruptcy. Consequently, there is a significant risk that the holders of our common stock will receive no recovery under the Chapter 11 Cases and that our common stock will be worthless.

The Chapter 11 Cases may limit our ability to offset future U.S. taxable income with tax losses and credits incurred prior to emergence from the Chapter 11 Cases.

In connection with our emergence from the Chapter 11 Cases, we may be able to retain a portion of our U.S. net operating loss ("NOL"), capital loss and tax credit carryforwards (collectively, the “Tax Attributes”). However, Internal Revenue Code (“IRC”) Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Our emergence from the Chapter 11 Cases will likely be considered a change in ownership for purposes of IRC Section 382. Additionally, any Chapter 11 plan we may implement extinguishing pre-petition debt securities, primary credit facility and other obligations, absent an exception, would result in cancellation of indebtedness income (“CODI”) upon discharge of outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The IRC provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a Chapter 11 plan. Many states adopt the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes. These events under the IRC are based on the value of the corporation as of the emergence date. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish our Tax Attributes.

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

In addition, any plan of reorganization will likely rely upon financial projections, including with respect to revenues, consolidated adjusted EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Additionally, the impact of the COVID-19 pandemic on the travel industry in general, and on us, make it even more challenging than usual to develop forecasts on business. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful implementation of any Chapter 11 plan.

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

Prolonged operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity. So long as we remain subject to Bankruptcy Court protection, senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Bankruptcy Court protection also may continue to make it more difficult to retain management and other key personnel necessary to the success of our business. In addition, the longer we remain under Bankruptcy Court protection, the more likely it

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1A. RISK FACTORS (Continued)

is that customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

So long as we remain under Bankruptcy Court protection, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases, including potentially the cost of litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect our financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a Chapter 11 plan. It is not possible to predict the potential litigation that we may become party to, nor the final resolution of such litigation. The impact of any such litigation on our business and financial stability, however, could be material.

Should the time that we remain under Bankruptcy Court protection be protracted, we may also need to seek new financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, the chances of confirming a Chapter 11 plan may be seriously jeopardized and the likelihood that we will instead be required to liquidate our assets may increase.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The effects of the COVID-19 outbreak have been and continue to be disruptive to our vehicle rental business and will likely continue to adversely affect our business, results of operations and financial condition.

COVID-19 continues to rapidly evolve and we cannot anticipate with any certainty the length or severity of the effects of COVID-19. The extent to which COVID-19 continues to adversely impact our business will depend on future developments that are highly uncertain, such as the following: the ultimate severity of the disease; the duration of the outbreak or future outbreaks; the efficacy of a vaccine rollout in the places that we operate; travel restrictions imposed by governments or businesses in the markets in which we operate; the duration and scope of business closures or business disruptions; changes in customer travel preferences and demand; the impact of increasing unemployment on discretionary spending; the length of time it takes for rental pricing and volume and normal economic conditions to return; technology disruptions; our relationships with vehicle manufacturers; our liquidity position; the development of effective vaccines or treatments; and the effectiveness of actions taken to contain the disease and future outbreaks. The impacts of COVID-19 could include those areas described below:

•Changes in our revenues, profitability and customer demand in our revenues, profitability and customer demand: Our revenues and profitability have been negatively impacted during 2020 and we expect this to continue for the 2021 fiscal year. We have experienced a high level of rental cancellations and a significant decline in forward bookings due to the decreased customer demand and other economic factors. Historically, we have generated a majority of our rental revenues from on-airport locations, which makes our rental car business sensitive to any decreases in air travel. Although we believe that renting a vehicle will continue to be a safe alternative and we have implemented certain procedures to mitigate the impact of COVID-19, we cannot predict when or if customer demand will return to pre-COVID-19 levels.
•Changes to our liquidity: We incur ongoing costs, which we cannot reduce in line with the significant reduction in revenues we have experienced as a result of COVID-19. Such costs include our monthly fleet rental costs under our Operating Lease, facility rentals and concessions, debt service and labor costs. These costs require significant liquidity generated by operations or access to additional financing. If COVID-19 continues to have a significant negative impact on our cash flow from operations and we cannot access the capital markets, we may not be able to generate sufficient liquidity to cover our costs.
•Our peak season: The second and third quarters of the year have historically been the strongest quarters for our vehicle rental business due to increased levels of leisure travel. COVID-19 disrupted our business in the second and third quarters of 2020 and we expect that it will continue to disrupt our business unless it is eradicated in 2021. These disruptions have significantly impacted our results of operations, financial condition, liquidity and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1A. RISK FACTORS (Continued)

We do not expect our business to improve until customer demand increases and the global economy improves.

Our vehicle rental business is particularly sensitive to reductions in the levels of business and leisure travel, and continued reductions in business and leisure travel could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

The vehicle rental industry is particularly affected by reductions in business and leisure travel, especially with respect to levels of airline passenger traffic. Reductions in levels of air travel, whether caused by general economic conditions, airfare increases (e.g., capacity reductions or increases in fuel costs borne by commercial airlines) or other events (e.g., work stoppages, military conflicts, terrorist incidents, natural disasters, epidemic diseases, or the response of governments to any of these events) could materially adversely affect us. In particular, we derive a substantial proportion of our revenues from key leisure destinations in the U.S., including Florida, Hawaii, California, New York and Texas, and Europe and the level of travel to these destinations is dependent upon the ability and willingness of consumers to travel on vacation and the effect of economic cycles on consumers’ discretionary travel, including shortages of fuel and increases or volatility in fuel costs. In 2020 and as a result of COVID-19, business and leisure travel were adversely affected and our results of operations, financial condition, liquidity and cash flows were materially adversely affected.

We face intense competition that may lead to downward pricing or an inability to increase prices.

We believe that price is one of the primary competitive factors in the vehicle rental market and that technology has enabled cost-conscious customers, including business travelers, to compare rates available from rental companies more easily. If we try to increase our pricing, our competitors, some of whom may have greater resources and better access to capital than us, may seek to compete aggressively on the basis of pricing. In addition, our competitors may reduce prices in order to, among other things, attempt to gain a competitive advantage, capture market share or compensate for declines in rental activity. Additionally, pricing in the vehicle rental industry is impacted by the supply of vehicles available for rent. Any significant fluctuations in the supply of rental vehicles available in the market due to an unexpected decrease in demand, or actions taken by our competitors could negatively affect our pricing, operating plans or results of operations if we are unable to adjust the size of our rental fleet in response to fluctuations in supply and demand. We also compete with non-traditional companies for vehicle rental market share, including auto manufacturers, ride-hailing and car sharing companies and other competitors in the mobility industry. To the extent we do not react appropriately to our competition or optimize our revenue and pricing strategies, we may experience sub-optimal pricing decisions, sub-optimal asset utilization, poor customer satisfaction, lost revenue and other unfavorable consequences which may materially adversely affect our revenues and results of operations, financial condition, liquidity and cash flows.

Our business is highly seasonal and any occurrence that disrupts rental activity during our peak periods could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Certain significant components of our expenses are fixed in the short-term, including minimum concession fees, real estate taxes, rent, insurance, utilities, facility-related expenses, the costs of operating our information technology systems and minimum staffing costs. Seasonal changes in our revenues do not affect those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher. The second and third quarters of the year have historically been the strongest quarters for our vehicle rental business due to increased levels of leisure travel. We control certain of our costs, including fleet arrangements and availability, to manage seasonal variations in demand. Any circumstance, occurrence or situation that disrupts rental activity during these critical periods could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows due to a significant change in revenue. In 2020, our peak rental season was materially affected by COVID-19 and we experienced a significant reduction in demand. This disruption in rental activity resulted in a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1A. RISK FACTORS (Continued)

If we are unable to accurately estimate future levels of rental activity and adjust the number, location and mix of vehicles used in our rental operations accordingly, our results of operations, financial condition, liquidity and cash flows could suffer.

Vehicle costs typically represent our largest expense and vehicle purchases are typically made weeks or months in advance of the expected use of the vehicle. Accordingly, our business is dependent upon the ability of our management to accurately estimate future levels of rental activity and consumer preferences with respect to the mix of vehicles used in our rental operations and the location of those vehicles. If we are unable to purchase a sufficient number of vehicles, or the right types of vehicles, to meet consumer demand, we may lose revenue or market share to our competitors. If we purchase too many vehicles, our Vehicle Utilization could be adversely affected and we may not be able to dispose of excess vehicles in a timely and cost-effective manner. In early 2020 and due to COVID-19, we experienced significant excess in our vehicle supply due to reduced demand. Increased fleet adversely affected our Vehicle Utilization and we implemented strategies to reduce our fleet to align with demand at the time. Our failure to utilize a flexible and systematic process for fleet management that accurately estimates future levels of rental activity and determines the appropriate mix of vehicles used in our rental operations may result in obsolescence and excessive aging of fleet, the inability to sell fleet at adequate prices, sub-optimal fleet utilization, increased fleet costs, lower customer satisfaction, sub-optimal fleet sizing, lost or missing fleet assets, reduced margins and cash flows and other unfavorable consequences which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

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

While program vehicles generally cost more than comparable non-program vehicles, the use of program vehicles enables us to forecast our depreciation expense with more precision. Using program vehicles is also useful in managing our seasonal peak demand for vehicles because we may be able to sell certain program vehicles shortly after having acquired them at a higher value than what we could for a similar non-program vehicle at that time. If there were fewer program vehicles in our rental operations, these benefits would diminish and we would bear increased risk related to residual value. In addition, the related depreciation on our vehicles and our flexibility to reduce the number of vehicles used in our rental operations by returning vehicles sooner than originally expected without the risk of loss in the event of an economic downturn or to respond to changes in rental demand would be reduced.

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

We may fail to adequately respond to changes in technology, customer demands and market competition.

Our industry has recently been characterized by rapid changes in technology innovation and deployment to address evolving customer demands, improve operational efficiency and disrupt competitive dynamics. Examples of such use by industry participants include addressing increasing expectations of personalized, efficient and mobile-first experiences across services; optimizing maintenance costs, improving vehicle utilization and maximizing the costs of asset ownership; and enabling traditional and non-traditional competitors to introduce new transportation

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1A. RISK FACTORS (Continued)

offerings, consumption models and vehicle platforms, including electric and autonomous vehicles and other potentially disruptive technologies. Our ability to continually improve our technology platforms, processes and products in this environment is essential to maintain a competitive position in customer satisfaction, market share and other areas. Due to natural complexity in technology innovation, potentially high costs of certain initiatives, hiring and retention challenges and impacts from our financial restructuring, we may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced product offerings. These challenges related to emerging technology may result in loss of competitive differentiation, margin erosion, departure of key partners, declining market share, inability to achieve growth targets, inefficient or outdated service delivery platforms, loss of key customers and brand erosion, declining employee morale, inability to attract or retain key talent and other unfavorable consequences which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

If we are unable to purchase adequate supplies of competitively priced vehicles and the cost of the vehicles we purchase increases, our results of operations, financial condition, liquidity and cash flows may be materially adversely affected.

Our vehicle purchase strategies can be affected by commercial, economic, market and other conditions. For example, certain vehicle manufacturers have occasionally utilized strategies to reduce sales to the vehicle rental industry, which can negatively affect our ability to obtain vehicles on competitive terms and conditions. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles at competitive prices and on competitive terms and conditions. Additionally, as a result of our restructuring, we were unable to purchase vehicles until late 2020, which may affect our fleet availability and desirability in 2021. Manufacturers of vehicles are also facing a shortage of microprocessors and other digital devices used to control engines and transmissions, which may affect the availability of vehicles being produced. If we are unable to obtain a sufficient supply of vehicles, or if we obtain less favorable pricing and other terms during the acquisition of vehicles and are unable to recover from the increased costs, then our results of operations, financial condition, liquidity and cash flows may be materially adversely affected.

The recognition of previously-deferred tax gains on the disposition of revenue earning vehicles may not be fully offset by full expensing of newly-purchased revenue earning vehicles.

A material and extended reduction in vehicle purchases by our U.S. vehicle rental business and Donlen business, for any reason, could require us to make material cash payments for U.S. federal and state income tax liabilities. We cannot offer assurance that allowances for the full expensing of purchased revenue earning vehicles in the future will exceed previously deferred tax gains realized upon the disposition of revenue earning vehicles maintained under the like-kind exchange ("LKE") program.

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

Section 163(j) of the TCJA also impacts our ability to fully expense the costs of purchased revenue earning vehicles. This provision generally limits the deductibility of business interest expense to a percentage of taxpayer’s adjusted taxable income. However, certain financing arrangements are not eligible for 100% expensing of the costs of the purchased vehicles. Our ability to fully expense such costs may be impacted by the nature of financing transactions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1A. RISK FACTORS (Continued)

These events may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

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

The Raechel and Jacqueline Houck Safe Rental Car Act of 2015 prohibits us from renting or selling vehicles with open federal safety recalls and requires us to repair or address these recalls prior to renting or selling the vehicle. Any federal safety recall would require us to cease renting recalled vehicles until we can react to the recall. We cannot control the number of vehicles that may be subject to manufacturer recalls. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to rent recalled vehicles for a significant period of time. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our vehicles and could also result in the loss of business to our competitors. Depending on the severity of any recall, it could materially adversely affect, among other things, our revenues, create customer service problems, present liability claims, reduce the residual value of the recalled vehicles and harm our general reputation.

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

Our foreign operations generate revenue outside the U.S. Accordingly, operating in many different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change and are often much different than the domestic laws in the U.S., including laws relating to taxes, automobile-related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk, as well as limitations on our ability to repatriate income; (iii) varying tax regimes, including consequences from changes in applicable tax laws and our ability to repatriate cash from non-U.S. affiliates without adverse tax consequences; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and (v) political and economic instability, natural calamities, war, and terrorism. In 2020, as a result of COVID-19, we experienced significant reduction in demand for our vehicles and as a result, our financial performance in our international operations were materially affected.

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

We are continuously evaluating, upgrading and consolidating our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. In addition, we outsource a significant portion of our information technology services. These types of activities subject us to additional costs and inherent risks associated with outsourcing, replacing and changing these systems, including impairment of our ability to manage our business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, potential delays or disruptions from upgrading and consolidating our systems and other risks and costs of delays or difficulties in transitioning to outsourcing alternatives, new systems or integrating new systems into our current systems. Failure to maintain a comprehensive technology enablement and effective processes may result in an inability to support business growth expectations, excessive overhead costs, high rates of transaction failures and rework, detrimental impact to customers, excessive write-offs and potential litigation, service quality issues, declining employee morale, loss of key talent and other unfavorable consequences. In addition, the implementation

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1A. RISK FACTORS (Continued)

of our technology initiatives and systems may cause disruptions in our business operations by severely degrading performance or a complete loss of service and have an adverse effect on our business and operations if not anticipated and appropriately mitigated and our competitive position may be adversely affected if we are unable to maintain systems that allow us to manage our business in a competitive manner.

Our commercial off airport leases and airport concession agreements expose us to risks.

We maintain a substantial network of vehicle rental locations at off airport and airport locations in the U.S. and internationally. If we are unable to continue operating these facilities at their current locations due to the termination of leases or vehicle rental concessions at airports, which comprise a majority of our revenues, our operating results could be adversely affected. In addition, if the costs of these leases and/or concession agreements increase and we are unable to increase our pricing structure to offset the increased costs, our financial results could suffer. In 2020 and as a result COVID-19, our restructuring and strategic decisions, we may not experience the same amount of revenue from vehicle rentals at leased locations and our results of operations, financial condition, liquidity and cash flows could be materially.

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

We may face issues with our union-represented employees.

Active labor contracts covering the terms of employment for the Company's union-represented employees in the U.S. (including those in the U.S. territories) are presently in effect, primarily with the International Brotherhood of Teamsters and the International Association of Machinists. These contracts are renegotiated periodically and we anticipate renegotiating labor contracts with approximately 57% of these employees in 2021. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that work stoppages or other labor disturbances could occur in the future. In addition, our non-union-represented workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

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

Our ability to use certain of our tax assets may have been limited or may become limited in the future, exposing some or all of the tax assets to expiration.

On May 26, 2020, entities affiliated with Carl Icahn filed a Schedule 13D/A indicating that they sold approximately 38.9% of our outstanding stock. Although we are still analyzing the impact of this sale, we believe that such sale resulted in an “ownership change” under Section 382 of the federal income tax rules. In general, an ownership change will occur when the percentage of Hertz Global’s ownership of one or more “five-percent shareholders” (as defined in the Code) has increased by more than fifty percentage points over the lowest percentage of stock owned by such shareholders at any time during the prior three years, calculated on a rolling basis. An “ownership change” could significantly limit our ability to utilize tax attributes, including NOLs, capital loss carryovers, excess foreign tax carry forwards, and credit carryforwards, to offset future taxable income and tax liabilities. An entity that experiences an “ownership change” generally should be subject to an annual limitation on its pre-ownership change tax loss carryforward equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation accumulates each year to the extent that there is any unused limitation from a prior year. We anticipate that any limitations under Section 382 should not limit our ability to use such tax attributes to offset future taxable income and tax liabilities. Nonetheless, our potential limitations on our ability to use such tax attributes is uncertain. If we experience a subsequent ownership change, however, it is possible that a significant portion of our tax attributes will expire before we would be able to use them to offset future taxable income. Our NOL utilization was statutorily limited under TCJA which limited a taxpayers’ ability to use NOLs to 80% of taxable income, disallowed the carryback of NOLs arising after 2017, and made the carryforward of NOLs indefinite. The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") temporarily suspends the TCJA’s 80% limitation on the use of NOLs for tax years beginning after December 31, 2017, and before January 1, 2021. Such limitations on NOL utilization may impact our cash tax position materially. Many states adopt the federal Section 382 rules and therefore have similar limitations with respect to state tax attributes.

We face risks related to liabilities and insurance.

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the vehicles rented or sold by us, and for employment-related injury claims by our employees. The Company is currently a defendant in numerous actions and has received numerous claims for which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. We generally self-insure up to $10 million per occurrence globally and the Company has $200 million insurance coverage excess of retentions. We cannot assure you that we will not be exposed to uninsured liability at levels in excess of our historical levels resulting from multiple payouts or otherwise, that liabilities in respect of existing or future claims will not exceed the level of our insurance or reserves, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See Item 1, “Business - Insurance and Risk Management” and Note 15,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1A. RISK FACTORS (Continued)

"Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, ‘‘Financial Statements and Supplementary Data.”

Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We are subject to federal, state, local and foreign environmental laws and regulations in connection with our operations, including with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and used oils. We cannot guarantee that the tanks will at all times remain free from leaks or that the use of these tanks will not result in significant spills or leakage. If a leak or a spill occurs, it is possible that the resulting costs of cleanup, investigation and remediation, as well as any resulting fines, could be significant. Compliance with existing or future environmental laws and regulations may require material expenditures by us or otherwise have a material adverse effect on our consolidated financial condition, results of operations, liquidity or cash flows. See Item 1, ‘‘Business—Governmental Regulation and Environmental Matters’’ in this 2020 Annual Report.

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

Any future strategic acquisition or disposition of assets or a business could involve numerous risks, including: (i) potential disruption of our ongoing business and distraction of management; (ii) difficulty integrating the acquired business or segregating assets and operations to be disposed of; (iii) exposure to unknown, contingent or other liabilities, including litigation arising in connection with the acquisition or disposition or against any business we may acquire; (iv) changing our business profile in ways that could have unintended negative consequences; and (v) the failure to achieve anticipated synergies. If we enter into significant strategic transactions, the related accounting charges may affect our financial condition and results of operations, particularly in the case of an acquisition. The financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. A material disposition could require the amendment or refinancing of our outstanding indebtedness or a portion thereof. In the fourth quarter of 2020, we entered into a stock and asset purchase agreement to sell substantially all of the Donlen Assets and the sale is expected to close in the first quarter of 2021. It is possible that the sale of the Donlen Assets will have unintended negative consequences to our business.

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

In addition, the current domestic and international political environment, including government shutdowns and changes to U.S. policies related to global trade and tariffs, has resulted in uncertainty surrounding the future state of the global economy. The U.S. federal government may propose additional changes to international trade

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1A. RISK FACTORS (Continued)

agreements, tariffs, taxes, and other government rules and regulations. These regulatory changes could significantly impact our business and financial performance.

Any new, or change in existing, U.S. law and regulation with respect to optional insurance products or policies could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. For further discussion regarding how changes in the regulation of insurance intermediaries may affect us, see Item 1, ‘‘Business—Insurance and Risk Management’’ in this 2020 Annual Report. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

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

We have a business continuity plan designed to (i) identify key assets, operations and underlying threats, (ii) define and assess relevant threats (e.g., natural disasters, pandemics, terrorism, etc.) on business operations, (iii) develop and categorize action plans to minimize the impact of the identified threats and (iv) test the adequacy of our action plans. Our business continuity facilitated our response to COVID-19 in 2020 but the significant reduction in demand materially affected our action plans. If our business continuity plan fails to operate as intended, we may experience significant business disruptions, release of confidential information, malicious corruption of data, regulatory intervention and sanctions, prolonged negative publicity, litigation and liabilities, product and service quality failures, irreparable harm to customer relationships and other unfavorable consequences which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

RISKS RELATED TO OUR SUBSTANTIAL INDEBTEDNESS

Our substantial level of indebtedness could materially adversely affect our results of operations, financial condition, liquidity, cash flows and ability to compete in our industry.

Our substantial pre-petition indebtedness could materially adversely affect our business by making it more difficult for us to negotiate a resolution of our obligations to the holders of our outstanding debt securities and to the lenders under our various credit facilities upon emergence from Bankruptcy Court protection. Such negotiations will be

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1A. RISK FACTORS (Continued)

highly dependent on our ability to (i) establish a restructuring plan that is satisfactory to the holders of our pre-petition indebtedness, (ii) demonstrate an ability to generate and/or project sufficient cash flows to support new or refinanced indebtedness at an appropriate level of capitalization and (iii) demonstrate an ability to generate and/or project return on capital in excess of new or refinanced debt service which can require sufficient equity capital to establish an appropriate capitalization of our balance sheet. Our ability to raise new financing, and the terms of any such refinancing, will be highly dependent on the economic environment, the state of the travel industry and related effects from COVID-19 and the resulting competitive conditions in our markets.

To the extent we emerge from Bankruptcy Court protection with a high level or otherwise high cost of indebtedness relative to our competitors, we will continue to face increased vulnerability to general adverse economic and industry conditions (such as credit-related disruptions), which will place us at a competitive disadvantage to our competitors that have proportionately less debt or comparable debt at more favorable interest rates or on better terms; and limit our ability to react to competitive pressures and make it difficult for us to carry out capital program spending that is necessary or important to our growth strategy and our efforts to improve operating margins. In 2020 and as a result of COVID-19, we experienced certain of these events and were unable to comply with certain restrictive covenants in certain of our financing agreements and instruments governing our indebtedness, which contributed to our decision to commence the Chapter 11 Cases. In connection with the Chapter 11 Cases, we entered into the DIP Credit Agreement, which was approved by the Bankruptcy Court on October 29, 2020 and further described below. For a description of the amounts we have available under certain of our debt facilities, see Note 6, "Debt," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Our ability to manage these risks depends on financial market conditions as well as our financial and operating performance, which, in turn, is subject to a wide range of risks, including those described under “Risks Related to Our Business and Industry.”

There is no certainty as to the amount of vehicle lease payments we will be required to make during the pendency of the bankruptcy case.

We leased the bulk of our vehicles used in our U.S. rental car operations under the Operating Lease. The Operating Lease requires material monthly rental payments for the use of the vehicles, and those rental payments may vary significantly under the terms of the Operating Lease. Prior to the filing of the Chapter 11 Cases, we failed to make the April 2020 rent payment under the Operating Lease, and the lessor has a Pre-petition claim for the unpaid April rent. In addition, under Section 365 of the Bankruptcy Code, we were not required to make, and did not make, the May and June 2020 rent payments. Ultimately, the lessor will have the right to seek an administrative claim against us for an amount that the Bankruptcy Court determines to be equal to the actual and necessary benefit to us for the use of the vehicles during this period. We cannot predict the amount of such claim with any degree of certainty.

On June 11, 2020, we filed a motion with the Bankruptcy Court to reject the leases of approximately 144,000 cars under the Operating Lease (the “Operating Lease Rejection Motion”), to which certain lenders under, and other parties to, the related ABS program (collectively, the “ABS Lenders”) objected. On July 24, 2020, the Bankruptcy Court entered the Interim Lease Order that contained an interim settlement and agreement to suspend litigation relating to the Operating Lease Rejection Motion until January 15, 2021, as well as other issues related to the Operating Lease. As part of the settlement, we agreed to, among other things, dispose of at least 182,521 vehicles leased under the Operating Lease and make certain cash lease payments in amounts less than provided under the terms of the Operating Lease. The settlement did not finally resolve our ultimate liability for rent payments under the Operating Lease.

On January 20, 2021, the Bankruptcy Court entered the Second Lease Order extending, with certain modifications, the terms of the settlement with respect to the Operating Lease embodied in the Interim Lease Order through September 30, 2021. There is no assurance that we will come to further agreement with the ABS Lenders after the current agreement expires on September 30, 2021 and, consequently, there is no certainty as to amount of vehicle lease payments we will be required to make under the Operating Lease.

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

As a result of the adverse impact from COVID-19 and the uncertainty about the timing and strength of recovery in our markets, Hertz did not make certain payments in accordance with the Operating Lease, pursuant to which Hertz leases vehicles used in its U.S. rental car operations. As a result of the failure to make the full rent payments, as of May 5, 2020, an amortization event was in effect for all series of notes issued by HVF II and a liquidation event was in effect with respect to the Series 2013-A Notes issued by HVF II. As a result of the amortization event, and notwithstanding the forbearance agreement described below, proceeds of the sales of vehicles that collateralize the notes issued by HVF II must be applied to the payment of principal and interest under those notes and will not be available to finance new vehicle acquisitions for Hertz. A liquidation event means that, unless the affected noteholders otherwise agree, the affected noteholders can direct the liquidation of vehicles serving as collateral for their notes.

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

In connection with the expiration of the Forbearance Agreement and the Waiver Agreements and the continuing economic impact from COVID-19, on the Petition Date, the Debtors filed voluntary Petitions under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. The Bankruptcy Court approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders, (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors and certain fees to airport authorities and provide adequate protection; (iv) continue to maintain certain customer programs; (v) maintain insurance programs; (vi) use certain cash collateral on an interim basis; (vii) honor certain obligations to franchisees; and (viii) maintain existing cash management systems.

As part of its bankruptcy restructuring, Hertz has been and expects to be in discussions with key stakeholders and advisors to develop a financing strategy and structure that better reflects the economic impact of COVID-19 and Hertz’s ongoing operating and financing requirements. However, there can be no assurances that Hertz will be able to successfully restructure its substantial indebtedness.

Although the Operating Lease Order from the Bankruptcy Court was helpful to us, if our business does not recover and we cannot reach agreement to restructure our indebtedness, we may not be able to meet our obligations under our debt facilities and may not have sufficient cash flows from operations or liquidity to sustain our operations. In such circumstances, we may not be able to continue as a going concern.

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

Our asset-backed and asset-based financing capacity could be decreased, our financing costs and interest rates could be increased, or our future access to the financial markets could be limited, as a result of risks and contingencies, many of which are beyond our control, including: (i) the acceptance by credit markets of the structures and structural risks associated with our asset-backed and asset-based financing arrangements; (ii) the credit ratings provided by credit rating agencies for our asset-backed indebtedness; (iii) third parties requiring changes in the terms and structure of our asset-backed or asset-based financing arrangements, including increased credit enhancement or required cash collateral and/or other liquid reserves; (iv) the insolvency or deterioration of the financial condition of one or more of our principal vehicle manufacturers; or (v) changes in laws or regulations, including judicial review of issues of first impression, that negatively affect any of our asset-backed or asset-based financing arrangements. Although we have continued to maintain access to asset-backed financing during the Chapter 11 Cases, the cost of such facilities has been in excess of costs incurred by our competitors. While we remain under the protection of the Bankruptcy Court, we expect that this competitive disadvantage will continue and there can be no assurance that upon emergence from Bankruptcy Court protection that such disadvantage will not continue.

Any reduction in the value of certain revenue earning vehicles could effectively increase our vehicle costs, adversely affect our profitability and potentially lead to decreased borrowing base availability in our asset-backed and certain asset-based vehicle financing facilities due to the credit enhancement requirements for such facilities, which could increase if market values for vehicles decrease below net book values for those vehicles. In addition, if disposal of vehicles in the used vehicle marketplace were to become severely limited at a time when required collateral levels were rising and as a result we failed to meet the minimum required collateral levels, the principal under our asset-backed and certain asset-based financing arrangements may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our special purpose financing subsidiaries. If that were to occur, the holders of our asset-backed and certain asset-based debt may have the ability to exercise their right to direct the trustee or other secured party to foreclose on and sell vehicles to generate proceeds sufficient to repay such debt. We experienced these events in the first half of 2020 resulting in our financial performance being materially affected.

The occurrence of certain events, including those described above, resulted in the occurrence of an amortization event pursuant to which the proceeds of sales of vehicles that collateralize the affected asset-backed financing arrangement were required to be applied to the payment of principal and interest on the affected facility or series. In the case of our asset-backed financing arrangements, certain other events, including defaults by us and our affiliates in the performance of covenants set forth in the agreements governing certain vehicle debt, could result in the occurrence of a liquidation event with the passing of time or immediately pursuant to which the trustee or holders of the affected asset-backed financing arrangement would be permitted to require the sale of the assets collateralizing that series. Failure by us to have proper financing and debt management processes may result in cash shortfalls and liquidity problems, emergency financing at high interest rates, violations of debt covenants, an inability to execute strategic initiatives, which may affect our liquidity and our ability to maintain sufficient levels of revenue earning vehicles to meet customer demands and could trigger cross-defaults under certain of our other financing arrangements.

Substantially all of our consolidated assets secure certain of our outstanding indebtedness, which could materially adversely affect our debt and equity holders and our business.

Substantially all of our consolidated assets, including our revenue earning vehicles and Donlen’s lease portfolio, are subject to security interests or are otherwise encumbered for the lenders under our senior credit facilities, asset-backed and asset-based financing arrangements. As a result, the lenders under those facilities have a prior claim on such assets in the Chapter 11 Cases and we may not have sufficient funds to pay in full, or at all, all of our creditors or make any amount available to holders of our equity. The same is true with respect to structurally senior obligations: in general, all liabilities and other obligations of a subsidiary must be satisfied before the assets of such subsidiary can be made available to the creditors (or equity holders) of the parent entity.

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

We may not be able to deduct certain business interest expenses, which could have a material adverse impact on the Company.

The future limitations on the deductibility of business interest expense under Section 163(j), which was significantly modified by the TCJA and then temporarily modified by the CARES Act, could have a material adverse impact on our results of operations and liquidity. Section 163(j) limits the deduction for business interest expense for tax years beginning after December 31, 2017 to the sum of (i) the taxpayer’s business interest income, (ii) 30% of the taxpayer’s adjusted taxable income ("ATI") and (iii) the taxpayer’s floor plan financing interest. The CARES Act adjusted the ATI limitation to 50% for tax years beginning in 2019 and 2020. On July 28, 2020, the U.S. Treasury Department released final regulations with guidance on applying the limitations on the deductibility of business interest expense under Section 163(j), which included the ability to add back all tax depreciation, amortization or depletion incurred in the tax year, regardless of whether it is deducted or capitalized into inventory under Section 263A and recovered through cost of goods sold. Further limitations on the deductibility of interest on indebtedness may also result from adverse determination that debt instruments should be treated as equity for tax purposes. The Organization of Economic Cooperation and Development has issued various articles generally aimed at combating what they believe is tax avoidance. Numerous jurisdictions in which we operate have been influenced by these articles as well as other factors and are increasingly active in evaluating changes to their tax laws, which may under certain fact patterns result in changes to the classification of debt instruments as equity and/or result in limitations on our ability to deduct interest expense impacting our cash tax and effective tax rate position.

We may not be able to raise additional capital to meet our liquidity needs, which could have a material adverse impact on the Company.

In connection with the Chapter 11 Cases, the Company entered into the DIP Credit Agreement, which was approved by the Bankruptcy Court on October 29, 2020. Until it emerges from Bankruptcy Court protection, the Company expects that proceeds of the DIP Credit Agreement, together with cash on hand, cash flow from operations and payments received from special purpose subsidiaries and vehicle financings, if any, will be the Company’s primary source of capital to fund ongoing operations, its subordinated investments needed to support its equity interests in vehicle financings and any other capital needs and that it will have limited, if any, access to additional corporate financing and/or vehicle financings). In the event that cash on hand, cash flow from operations, payments received from special purpose subsidiaries and vehicle financings, and availability under the DIP Credit Agreement are not sufficient to meet these liquidity needs, the Company may be required to seek additional financing, and can provide no assurance that additional financing would be available or, if available, offered on acceptable terms. The amount of any such additional financing also could be limited by negative covenants in the DIP Credit Agreement, which include restrictions on the Company’s ability to, among other things, incur additional indebtedness and create liens on assets. Further, the DIP Credit Agreement contains numerous events of default. If any event of default occurs and is continuing, subject to any applicable cure period set forth in the DIP Credit Agreement, the agent and/or lenders under the DIP Credit Agreement may seek to exercise rights and remedies, which could have a material adverse impact on the Company and its Chapter 11 Cases.

In addition, on November 24, 2020, the Bankruptcy Court entered an order authorizing the Company to enter into a new asset-based securitization facility totaling $4 billion (the “2021 Fleet Financing”). Together with the up to $1 billion available for fleet financing under the DIP Credit Agreement, and subject to the terms of the 2021 Fleet Financing documents and the DIP Credit Agreement, the 2021 Fleet Financing afforded the Company access to up to $5 billion in total funding to support its 2021 fleet financing needs. To the extent that such amount proves inadequate, the Company may be required to seek additional financing, and can provide no assurance that additional financing would be available or, if available, offered on acceptable terms.

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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. At this time, due to a lack of consensus as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity. However, if LIBOR ceases to exist, we may need to renegotiate certain of our financing agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As of December 31, 2020, we had $5.0 billion in outstanding indebtedness tied to LIBOR. Additionally, these changes may have an impact on the value of or interest earned on any LIBOR-based marketable securities, fleet leases, loans and derivatives that are included in our financial assets and liabilities.
An impairment of our goodwill and other indefinite-lived intangible assets could have a material impact to our results of operation.
On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event, we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using level 3 inputs under the GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including projected revenues, royalty rates and discount rates. A significant decline in either projected revenues, projected cash flows or the weighted average cost of capital used to determine fair value could result in a material impairment charge. For details of the impairment charges incurred during the year ended December 31, 2020, see Note 5, "Goodwill and Intangible Assets, Net," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1A. RISK FACTORS (Continued)

RISKS RELATING TO HERTZ GLOBAL HOLDINGS, INC. COMMON STOCK

Our common stock has been delisted from trading on the NYSE, which may negatively impact the trading price of our common stock and our stockholders.
On October 29, 2020, Hertz Global received notification from the NYSE that Hertz Global's common stock is no longer suitable for listing on the NYSE and that the NYSE suspended trading in Hertz Global's common stock after the market close on October 29, 2020. Although Hertz Global's common stock is deregistered under Section 12(b) of the Exchange Act, Hertz Global's common stock remains registered under Section 12(g) of the Exchange Act. As a result of the delisting, Hertz Global's common stock began trading exclusively on the over-the-counter market on October 30, 2020 under the symbol HTZGQ. Delisting our common stock from the NYSE may adversely impact its liquidity, impair our stockholders’ ability to buy and sell our common stock, impair our ability to raise capital, and the market price of our common stock could decrease. Delisting our common stock could also adversely impact the perception of our financial condition and have additional negative ramifications, including further loss of confidence by our employees, the loss of institutional investor interest and fewer business opportunities.
Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.
Our post-bankruptcy capital structure has yet to be determined and will likely be set pursuant to a Chapter 11 plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt, equity securities, and claims against us. Such new debt may be issued at interest rates, payment schedules and maturities different than our existing debt securities. Existing equity securities are subject to a high risk of being cancelled. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of sufficient numbers of existing debt and security holders holding sufficient amounts of debt to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of other claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of our common stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot predict how the claims and interests of stakeholders in the Chapter 11 Cases, including holders of common stock, will ultimately be resolved, we expect that common stock holders will not receive a recovery through any Chapter 11 plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which indebtedness is currently trading at a significant discount), are paid in full. Consequently, there is a significant risk that the holders of our common stock would receive no recovery in the Chapter 11 Cases and that our common stock will be worthless.
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined Exchange Rules 13a-15(f). See Item 9A, "Controls and Procedures" in this 2020 Annual Report for a material weakness in our internal control over financial reporting identified by management. As a result of the material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. The assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). We are actively engaged in remediation activities designed to address the material weakness, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1A. RISK FACTORS (Continued)

able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition. Although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional material weaknesses in our internal control over financial reporting. In 2021 when we next evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing material weakness, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock and possibly impact our ability to obtain future financing on acceptable terms. Refer to Item 9A, "Controls and Procedures," for further details.
Hertz Holdings is a holding company with no operations of its own and depends on its subsidiaries for cash.
The operations of Hertz Holdings are conducted nearly entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends on its common stock is dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. However, none of the subsidiaries of Hertz Holdings are obligated to make funds available to Hertz Holdings for the payment of dividends or the service of its debt. In 2020 and as a result of COVID-19 and our inability to generate cash from its subsidiaries, Hertz Holdings filed for bankruptcy and is in the process of restructuring, In addition, certain states' laws and the terms of certain of our debt agreements significantly restrict, or prohibit, the ability of Hertz and its subsidiaries to pay dividends, make loans or otherwise transfer assets to Hertz Holdings, including state laws that require dividends to be paid only from surplus. If Hertz Holdings does not receive cash from its subsidiaries, then Hertz Holdings' financial condition could be materially adversely affected.

GENERAL RISK FACTORS

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

Our operations in many different countries increases the risk of a violation, or alleged violation, of the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, other applicable anti-corruption laws and regulations, the economic sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the anti-boycott regulations administered by the U.S. Department of Commerce's Office of Anti-Boycott Compliance. The failure of our program to operate as designed can result in a failure to comply with applicable laws, which could result in significant penalties or otherwise harm the Company’s reputation and business. There can be no assurance that all of our employees, contractors and agents will comply with the Company’s policies that mandate compliance with these laws. Violations of these laws could result in legal and regulatory sanctions, increased litigation and fines, prolonged negative publicity, diminished investor confidence, declining employee morale and other unfavorable consequences, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows.

The misuse or theft of information we possess, including as a result of cyber security breaches, could harm our brand, reputation or competitive position and give rise to material liabilities which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We regularly possess, process and store non-public information about millions of individuals and businesses, including both credit and debit card information and other sensitive and confidential personal information in the normal course of our business. In addition, our customers regularly transmit sensitive and confidential information to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1A. RISK FACTORS (Continued)

us via the internet and through other electronic means. Despite the security measures and compliance programs we currently maintain and monitor, our facilities and systems and those of our third-party service providers may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our facilities or systems, or those of third- parties with whom we do business, through fraud, misrepresentation, or other forms of deception. Many of the techniques used to obtain unauthorized access, including viruses, worms and other malicious software programs, are difficult to anticipate until launched against a target and we may be unable to implement adequate preventative measures. Our failure to have a comprehensive privacy program, whether as the result of our own error or the malfeasance or errors of others, could result in regulatory fines and sanctions, increased litigation, prolonged negative publicity, data breaches, declining customer confidence, loss of key customers, employee liability, shareholder derivative lawsuits and other unfavorable consequences. For example, in recent years many companies have been subject to high-profile security breaches that involved sophisticated and targeted attacks on the company’s infrastructure and the compromise of non-public sensitive and confidential information. These attacks were often not recognized or detected until after the disclosure of sensitive information notwithstanding the preventive and anticipative measures the companies had maintained.

Cyber security threats in our business environment expose us to risks.

We encounter continuous exposure to cyber-attacks and other security threats to our information networks and systems and the information stored on those networks and systems. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-services attacks and other means to affect service reliability and threaten the availability, confidentiality and integrity or information. Cyber-attacks could also include phishing attempts or other methods to cause payments or information to be transmitted to an unintended recipient. Although we have implemented controls, policies and procedures designed to protect against, detect and mitigate these threats, at considerable cost, we face evolving and persistent attacks on our information infrastructure. The attempts by others to gain unauthorized access to our information technology assets are becoming more diverse and sophisticated. We monitor our obligations under and compliance with global laws requiring information security safeguards and notification in the event of a security breach, including the European Union's Global Data Protection Regulation (the "GDPR") and United States breach notification laws. We respond to potential security issues by utilizing procedures that provide for controls on detecting and addressing cyber security threats and communicating information to senior personnel and security representatives that we retain. We have also taken steps to address cyber security threats at third-parties that handle, possess, process and store our information to mitigate the potential risk to us. Such measures include contractually requiring the third-parties to maintain certain data security controls. However, because of the rapidly changing nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our controls, policies and procedures have or will detect or prevent all of these threats, and we cannot predict the full impact of any such past or future incident. Any failure by us to effectively address, enforce and maintain our information technology infrastructure and cyber security requirements may result in substantial harm to our business, including major disruptions to business operations, loss of intellectual property, release of confidential information, malicious corruption of data, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity. Although we maintain insurance coverage to address cyber security events that we believe is adequate for our business, there can be no assurance that such insurance will cover substantially all of our potential costs and expenses related to cyber security incidents that may happen in the future. In addition, privacy laws in the U.S., including the California Consumer Privacy Act (the "CCPA"), which went into effect on July 1, 2020, increasingly provide for private rights of action, with high statutory damages in the event of certain security breaches, which could increase our potential liability in the event that our information is impacted by a cyber security incident.

We may face particular data protection, data security and privacy risks in connection with the European Union's Global Data Protection Regulation and other privacy regulations.

Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personally-identifying information are evolving in the European Union, U.S. and other jurisdictions in which we operate. The GDPR, which became effective on May 25, 2018, imposes compliance obligations for the collection, use, retention, security, processing, transfer and deletion of personally identifiable information of individuals and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1A. RISK FACTORS (Continued)

creates enhanced rights for individuals. Additionally, the CCPA expands the definition of personal information and grants, among other things, individual rights to access and delete personal information, and the right to opt out of the sale of personal information.

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

We actively monitor compliance with data protection and privacy-related laws, including with the GDPR, CCPA and upcoming legislation (in the United States and abroad), however, these laws vary depending on the jurisdiction and may create inconsistent or conflicting requirements. Such regulations may increase our compliance and administrative burden significantly and may require us to invest resources and management attention in order to update our IT systems to meet the new requirements. It is possible that we could encounter significant liability for failing to comply with any such requirements.

Maintaining effective employee retention and talent management is critical to our success.

We develop and maintain a talent management strategy that defines current and future talent requirements (e.g., experience, skills, location requirements, timing, etc.) based on our strategic direction, coordinated recruiting and development plans across businesses and regions and considers employee mobility, centers of excellence and shared service concepts to optimize resource plans and leverage labor arbitrage. The consequences that may result from a failure of our employee retention and talent management can include inadequate staffing levels, inability to support bankruptcy and emergence strategy, lack of key talent, declining product quality and competitive differentiation, eroding employee morale and productivity, or an inability to meet/maintain internal control, regulatory or other compliance-related requirements.

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

We participate in various “multiemployer” pension plans. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statements of operations and as a liability on our consolidated balance sheets. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial condition, results of operations, liquidity and cash flows. See Note 8, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, ‘‘Financial Statements and Supplementary Data."

We are subject to many different forms of taxation in various jurisdictions throughout the world, which could lead to disagreements with tax authorities regarding the application of tax laws.

In accordance with Section 482 and the Organization for Economic Cooperation and Development guidelines, we have established transfer pricing policies to govern our intercompany operations. Implementing transfer pricing

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 1A. RISK FACTORS (Continued)

policies can be extremely complex and may often require us, together with our advisors, to make subjective determinations. Many countries routinely examine transfer pricing policies of taxpayers subject to their jurisdiction, challenge transfer pricing practices aggressively where there is potential non-compliance and impose significant interest charges and penalties where non-compliance is determined.

We are subject to many forms of taxation in the jurisdictions throughout the world in which we operate, including, but not limited to, income tax, withholding tax and payroll-related taxes. Tax law and administration are extremely complex and often require us, together with our advisors, to make subjective determinations.

In addition, our estimate of tax related assets, liabilities, recoveries and expenses may incorporate significant assumptions. These assumptions include, but are not limited to, the tax laws in various jurisdictions, the effect of tax treaties between jurisdictions, transfer pricing policies, taxable income projections, and the benefits of various restructuring plans. To the extent that such assumptions differ from actual results, we may have to record additional income tax expenses and liabilities.

The tax authorities in the various jurisdictions where we conduct business might not agree with the determinations that we make with our advisors with respect to the application of tax law. Such disagreements could result in lengthy legal disputes and, ultimately, in the payment of substantial funds to the government authorities of foreign and local jurisdictions where we carry on business which could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate vehicle rental locations at or near airports and in central business districts and suburban areas of major cities in the U.S., where our primary markets are located in the states of California, Florida, Georgia, New York and Texas which include approximately 40% of our U.S. rental locations. We also operate vehicle rental operations internationally, where our primary markets are located in Australia, France, Germany, Italy and the United Kingdom which include approximately 40% of our international rental locations.

We own approximately 5% of the locations from which we operate our vehicle rental businesses and in some cases own real property that we lease to franchisees or other third parties. The remaining locations from which we operate our vehicle rental businesses are leased or operated under concessions from governmental authorities and private entities. Our leases and concession agreements typically require minimum lease payments or minimum concession fees and often require us to pay or reimburse operating expenses, pay additional lease payments above guaranteed minimums, which are based on a percentage of revenues or sales at the relevant premises, or to do both.

We own our worldwide headquarters facility in Estero, Florida. We also own one facility in Oklahoma City, Oklahoma at which reservations for our vehicle rental operations are processed, global information technology systems are serviced and certain finance and accounting functions are performed. Additionally, we own a reservation and financial center near Dublin, Ireland, at which we have centralized our European vehicle rental reservation, customer relations, accounting and human resource functions and lease a European headquarters office in Uxbridge, England.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 3. LEGAL PROCEEDINGS

Information related to the Chapter 11 Cases that were filed on May 22, 2020 is included in Note 1, "Background," to the Notes to our consolidated financial statements in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

For a description of certain pending legal proceedings, see Note 15, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the names, ages, number of years employed by the Company as of February 22, 2021 and positions of our executive officers:

Name	Age	Number of Years Employed	Position
Paul E. Stone	50	2	President and Chief Executive Officer
Kenny K. Cheung	39	2	Executive Vice President and Chief Financial Officer
Darren R. Arrington	44	9	Executive Vice President, Revenue Management and Fleet Operations
M. David Galainena	63	1	Executive Vice President, General Counsel and Secretary
Joseph E. McPherson	54	34	Executive Vice President, North America Operations
Opal G. Perry	49	2	Executive Vice President and Chief Information Officer
Laura C. Smith	43	18	Executive Vice President, Sales, Marketing and Customer Experience
Angela I. Brav	58	1	President - Hertz International
Alexandra D. Brooks	50	—	Senior Vice President and Chief Accounting Officer

Mr. Stone has served as President and Chief Executive Officer and as a director of the Company since May 2020. Mr. Stone previously served as Executive Vice President and Chief Retail Operations Officer North America of the Company from March 2018 to May 2020. From November 2015 to December 2017, Mr. Stone served as the Chief Retail Officer at Cabela's Inc., an outdoor outfitter retail company. Prior to joining Cabela's Inc., Mr. Stone spent 28 years growing his career with Sam's Club, a retail warehouse subsidiary of Walmart Inc., a multinational retail corporation. His most-recent position with Sam's Club was as Senior Vice President - West Division from 2007 to 2015, where he led operations upwards of 200 locations with more than 30,000 employees.

Mr. Cheung has served as Executive Vice President and Chief Financial Officer of the Company since September 2020. He previously served as Executive Vice President, Chief Operational Finance and Restructuring Officer beginning in August 2020. Prior to that role, he was Senior Vice President of Global Financial Planning and Analysis and Chief Financial Officer of North America beginning in December 2018. From 2007 to 2018, Mr. Cheung held a variety of financial leadership roles with Nielsen Holdings, PLC, an information, data and measurement firm, most recently as Global Chief Audit Executive, and prior to that as a regional Chief Operating Officer after holding the position of regional Chief Financial Officer. Prior to Nielsen, Mr. Cheung worked for General Electric Company, a multinational conglomerate, in various roles across Supply Chain, Operations and Financial Planning & Analysis.

Mr. Arrington has served as Executive Vice President, Revenue Management & Fleet Operations of the Company since September 2020. He previously served as Senior Vice President - Fleet Management and Operations of the Company beginning in October 2013. From 2000 to 2013, Mr. Arrington was in a variety of leadership roles, including revenue management, operations and fleet planning, at Dollar Thrifty Group, which was purchased by the Company in 2012.

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

Mr. McPherson has served as Executive Vice President, North America Operations of the Company since May 2020. Mr. McPherson began his career at the Company in 1986 and has held a variety of positions and leadership roles, including General Manager, Zone Vice President and Vice President of Hertz Local Edition. Most recently, he served as Regional Vice President for the Company's U.S. Southwest Region.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
INFORMATION ABOUT OUR EXECUTIVE OFFICERS (Continued)
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

Ms. Smith has served as Executive Vice President, Sales, Marketing and Customer Experience of the Company since December 2020 and previously served as Executive Vice President, Global Marketing and Customer Experience of the Company beginning June 2020. Ms. Smith previously served as Senior Vice President, Customer Experience of the Company from August 2019 to June 2020. Prior to this, Ms. Smith served as Vice President, Customer Experience of the Company from October 2017 to August 2019 and as Senior Director, Customer Service Excellence from February 2016 to September 2017. Ms. Smith began her career at the Company in 2003 and has held a variety of leadership positions in Operations and Marketing.

Ms. Brav has served as President - Hertz International for the Company since November 2019. Prior to joining the Company, Ms. Brav served as Principal and Owner at AB Consulting & Advisors, a hospitality and entrepreneurial consulting firm she founded in January 2018. From August 2011 to December 2017, Ms. Brav served as Chief Executive Officer, Europe and Northern Africa for InterContinental Hotels Group ("IHG"), a multinational hospitality company. From January 2001 to August 2011, Ms. Brav held multiple operational and strategic roles in the U.S. and Europe for IHG, including Chief Operating Officer, North America and other senior executive positions.

Ms. Brooks has served as Senior Vice President, Chief Accounting Officer of the Company since October 2020. She previously served as Senior Vice President, Internal Audit from June 2020 to October 2020. Prior to joining the Company, Ms. Brooks was the Vice President, Internal Audit at Aptiv PLC (“Aptiv”), a global technology company, beginning May 2015. Before joining Aptiv, Ms. Brooks was the Chief Financial Officer for Champion Windows and Home Exteriors, a home improvement company, from 2013 to 2015. Prior to that, Ms. Brooks was in a variety of leadership roles at the General Electric Company, a multinational conglomerate, including Global Controller for the Aviation segment, Executive Technical Advisor to the Corporate Audit Staff, and Global Controller for the Plastics division. Ms. Brooks also worked at the General Motors Company in a variety of finance and accounting roles. She began her career with Pricewaterhouse Coopers, a professional services firm, and is a Certified Public Accountant.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HERTZ GLOBAL

In June 2020, subsequent to approval from the Bankruptcy Court and pursuant to a prospectus supplement to the Registration Statement on Form S-3 declared filed and effective by the SEC in June 2019 (the "Registration Statement"), Hertz Global entered into an open market sale agreement under which it may offer and sell, from time to time, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million (the "ATM Program"). Prior to its suspension on June 15, 2020 and ultimate termination on June 18, 2020, Hertz Global issued 13,912,368 shares under the ATM Program for net proceeds of approximately $28 million. See Note 17, "Equity and Earnings (Loss) Per Share - Hertz Global," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for further details.

As a result of the filing of the Chapter 11 Cases, on October 29, 2020, the NYSE informed Hertz Global that its common stock was no longer suitable for listing on the NYSE and that the NYSE suspended trading of Hertz Global common stock (NYSE ticker symbol: HTZ) after the market close on October 29, 2020. On October 30, 2020, Hertz Global common stock began trading exclusively on the over-the-counter market under the symbol "HTZGQ". Also on October 30, 2020, the NYSE applied to the SEC pursuant to Form 25 to remove the common stock of Hertz Global from listing and registration on the NYSE at the opening of business on November 10, 2020. Pursuant to Form 25, Hertz Global common stock was delisted from the NYSE on November 10, 2020. Upon deregistration of Hertz Global common stock under Section 12(b) of the Exchange Act, Hertz Global common stock remains registered under Section 12(g) of the Exchange Act. As a result of trading on the over-the-counter market, quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of February 22, 2021, there were 1,219 holders of record of Hertz Holdings common stock.

Hertz Holdings paid no cash dividends on its common stock in 2020 or 2019, and it does not expect to pay dividends on its common stock for the foreseeable future.

Hertz Holdings has a Board-approved share repurchase program that authorizes it to repurchase shares of its common stock through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate Hertz Holdings to make any repurchases at any specific time or situation. There were no shares repurchased under this program in 2020 or 2019. As of December 31, 2020, there was $295 million available for use for repurchases under this program.

Since Hertz Holdings does not conduct business itself, it primarily funds dividends on, and repurchases of, its common stock using dividends from Hertz or amounts borrowed under the master loan agreement. The credit agreements governing Hertz's Senior Facilities, Letter of Credit Facility, Alternative Letter of Credit Facility and DIP Credit Agreement restrict Hertz's ability to make dividends and certain payments, including payments to Hertz Holdings for dividends on Hertz Holdings' common stock or for share repurchases.

HERTZ

There is no established public trading market for the common stock of Hertz. Rental Car Intermediate Holdings, LLC, which is wholly-owned by Hertz Holdings, owns all of the outstanding common stock of Hertz.

Hertz did not pay dividends to Hertz Holdings in 2020 or 2019. The credit agreements governing Hertz's Senior Facilities, Letter of Credit Facility, Alternative Letter of Credit Facility and DIP Credit Agreement restrict Hertz's ability to make dividends and certain payments to Hertz Holdings.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hertz Global Holdings, Inc. is a holding company and its principal, wholly-owned subsidiary is The Hertz Corporation. Hertz Global consolidates Hertz for financial statement purposes, and Hertz comprises approximately the entire balance of Hertz Global’s assets, liabilities and operating cash flows. In addition, Hertz’s operating revenues and operating expenses comprise nearly 100% of Hertz Global’s revenues and operating expenses. As such, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") that follows herein is for Hertz and also applies to Hertz Global in all material respects, unless otherwise noted. Differences between the operations and results of Hertz and Hertz Global are separately disclosed and explained. We sometimes use the words “we,” “our,” “us,” and the “Company” in this MD&A for disclosures that relate to all of Hertz and Hertz Global.

The statements in this MD&A regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, "Risk Factors.” The following MD&A provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following MD&A together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Item 1A, "Risk Factors,” and our consolidated financial statements and related notes included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

In this MD&A we refer to the following non-GAAP measure and key metrics:
•Adjusted Corporate EBITDA - important non-GAAP measure to management because it allows management to assess the operational performance of our business, exclusive of certain items, and allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows investors to assess our operational performance on the same basis that management uses internally. Adjusted EBITDA, the segment measure of profitability and accordingly a GAAP measure, is calculated exclusive of certain items which are largely consistent with those used in the calculation of Adjusted Corporate EBITDA.
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
Our non-GAAP measure and key metrics should not be considered in isolation and should not be considered superior to, or a substitute for, financial measures calculated in accordance with U.S. GAAP. The above non-GAAP measure and key metrics are defined, and the non-GAAP measure is reconciled to its most comparable U.S. GAAP measure, in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Impact of COVID-19 on our Business

In March 2020, the World Health Organization declared COVID-19 a pandemic, affecting multiple global regions. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in, and will likely continue to result in, significant disruptions to the global economy, as well as businesses around the world. In an effort to halt the spread of COVID-19, many governments around the world placed significant restrictions on travel, individuals voluntarily reduced their air and other travel in attempts to avoid the outbreak and many businesses announced closures and imposed travel restrictions. There is continued uncertainty about the duration of the negative impact from COVID-19 and the length and scope of travel restrictions and business closures imposed by governments of impacted countries and voluntarily undertaken by private businesses.

In response to COVID-19, we began aggressively managing costs and (i) initiated a restructuring program affecting approximately 11,000 employees in our U.S. RAC segment and U.S. corporate operations; (ii) actively negotiated to abate or defer our airport rent and concession payments; (iii) substantially reduced capital expenditures; (iv) eliminated discretionary marketing spend; and (v) reduced our commitments to purchase vehicles by approximately $4.0 billion from original commitments in our U.S. RAC segment.

Although we took aggressive action to eliminate costs, we faced significant ongoing monthly expenses, including monthly payments under our Operating Lease, pursuant to which Hertz leases vehicles which we use in our U.S. RAC rental car operations. On April 27, 2020, Hertz did not make certain payments in accordance with the Operating Lease, and as a result, an amortization event was in effect as of May 5, 2020 for all series of notes issued by HVF II and a liquidation event was in effect with respect to the Series 2013-A Notes issued by HVF II. Refer to Note 1, "Background," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report for additional information on the Forbearance Agreement and Waiver Agreements which expired on May 22, 2020.

Voluntary Petitions for Bankruptcy

In connection with the expiration of the Forbearance Agreement and the Waiver Agreements described above and the continuing economic impact from COVID-19, on the Petition Date, the Debtors filed Petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered by the Bankruptcy Court under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW). Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a website administered by Prime Clerk. The information on this website is not incorporated by reference and does not constitute part of this 2020 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Liquidity Considerations Following the Chapter 11 Filing

Per the terms of the Interim Lease Order entered on July 24, 2020, the Debtors were directed to, among other things, (i) make $650 million of base rent payments under the Operating Lease to the HVF trustee in the amount of six equal monthly payments of approximately $108 million commencing in July 2020 through December 2020; (ii) dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, inclusive, where the proceeds of the dispositions, subject to certain exclusions set forth in the Interim Lease Order, were to be used to make payments under the Operating Lease; (iii) fund interest payments on the Operating Lease from draws on certain existing letters of credit, which were reimbursable by the Debtors; and (iv) suspend litigation relating to the Operating Lease until January 15, 2021 with all parties reserving all rights with respect to future litigation claims. For the period June 1, 2020 through December 31,2020, we disposed of approximately 198,000 lease vehicles pursuant to or otherwise in satisfaction of our vehicle disposition obligations under the Interim Lease Order. Also, refer to the "Liquidity and Capital Resources" section below.

On October 12, 2020, the Bankruptcy Court entered an order authorizing Hertz and Donlen to enter into certain agreements in connection with a new asset-based securitization facility with DFLF for the purposes of new interim fleet financing. On October 16, 2020, DFLF issued the Series 2020-1 Notes in an aggregate principal amount up to $400 million pursuant to this new facility, as disclosed in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report.

On October 29, 2020, the Bankruptcy Court entered an order authorizing the Debtors to obtain certain debtor-in-possession financing. In accordance with the Bankruptcy Court’s order, on October 30, 2020, Hertz, as borrower, and Hertz Global and certain of its subsidiaries located in the U.S. and Canada, in each case that are debtors in these Chapter 11 Cases, as guarantors, entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a superpriority secured debtor-in-possession credit facility comprised of the DIP Loans, of which (i) up to $1.0 billion can be used as equity for new interim fleet financing, giving the Debtors the ability to replenish their vehicle fleet in the future, and (ii) up to $800 million can be used for working capital and general corporate purposes. The DIP Loans are available in multiple draws of at least (i) $250 million each or (ii) the remaining available commitments if such commitments are less than $250 million. The DIP Loans bear interest at a rate of LIBOR plus 7.25% (subject to a 1.00% floor), which is reduced to LIBOR plus 6.75% upon a significant repayment of Pre-petition first lien debt. As of December 31, 2020, Hertz drew down $250 million from the DIP Credit Agreement. Refer to Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report for further details. On February 16, 2021, Hertz borrowed an additional $250 million as per the minimum draw requirement of the DIP Credit Agreement.

On November 24, 2020, the Bankruptcy Court entered an order authorizing the formation of HVIF and for the Debtors to obtain interim fleet financing. In accordance with the Bankruptcy Court's order, on November 25, 2020, HVIF issued the Series 2020-1 Notes in an aggregate principal amount up to $4.0 billion, as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report.

In 2020, the Bankruptcy Court approved the Lease Rejection Orders which were comprised of 359 off airport locations and 66 airport locations in our U.S. RAC segment, as further disclosed in Note 10, "Leases," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report for further details. As a result of the Lease Rejection Orders, we have been consolidating our off airport rental locations and will continue to do so in 2021.

On January 20, 2021, the Bankruptcy Court authorized the Second Lease Order, which extended the forbearance period related to the Operating Lease to September 30, 2021, provided that the Debtors dispose of 121,510 lease vehicles, at least 113,381 of which will be non-program vehicles, and reach a minimum cumulative vehicle disposition proceeds of $2.0 billion by September 30, 2021. Additionally, the Second Lease Order directed the Debtors to (i) have no more than 157,262 lease vehicles by September 30, 2021 and (ii) make $756 million of base

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
rent payments under the Operating Lease to the HVF trustee in the amount of nine equal monthly payments of $84 million commencing in January 2021 through September 2021.

On January 28, 2021, Hertz subsidiary, TCL Funding Limited Partnership, entered into the Funding LP Series 2021-A Notes which provide for aggregate maximum borrowings of CAD$350 million on a revolving basis, subject to availability. The initial draw of CAD$120 million was used, in part, to pay the outstanding obligations under the Funding LP Series 2015-A Notes, including any unpaid default interest, as disclosed in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report.

As a result of our actions to eliminate costs in 2020, we (i) negotiated rent concessions in the form of abatement and payment deferrals of fixed and variable rent payments for our airport and off airport locations in the amount of approximately $300 million which substantially represents amounts previously due in 2020; (ii) reduced our revenue earning vehicle expenditures by $8.2 billion, or 60%, in 2020 compared to 2019; (iii) reduced our non-vehicle capital asset expenditures by $126 million, or 56%, in 2020 compared to 2019 primarily due to a reduction in information technology and finance transformation program costs; and (iv) sold approximately 308,000, or 6%, more vehicles in our U.S. RAC segment in 2020 compared to 2019 due primarily to the Interim Lease Order. We continue to review our cost structure and fleet size to align with expected rental car volumes.

NYSE Delisting

As a result of the filing of the Chapter 11 Cases, on October 29, 2020, the NYSE informed us that Hertz Global common stock was no longer suitable for listing on the NYSE and that the NYSE suspended trading of Hertz Global common stock (NYSE ticker symbol: HTZ) after the market close on October 29, 2020. Hertz Global common stock began trading exclusively on the over-the-counter market on October 30, 2020 under the symbol HTZGQ and was delisted from the NYSE on November 10, 2020 pursuant to Form 25. Upon deregistration of Hertz Global common stock under Section 12(b) of the Exchange Act, Hertz Global common stock remains registered under Section 12(g) of the Exchange Act.

Our Business

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. In addition to vehicle rental, we provide integrated vehicle leasing and fleet management solutions through our Donlen subsidiary, where in the fourth quarter of 2020, we entered into a stock and asset purchase agreement to sell substantially all of the Donlen Assets as discussed below. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions, including residual values. Our business requires significant expenditures for vehicles, and as such, we require substantial liquidity to finance such expenditures. However, as a result of the Interim Lease Order, Hertz was directed to dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, where the proceeds from the dispositions were to be used to make payments under the Operating Lease. For the period from June 1, 2020 through December 31,2020, we disposed of approximately 198,000 lease vehicles pursuant to or otherwise in satisfaction of our vehicle disposition obligations under the Interim Lease Order. Additionally, under the Second Lease Order issued in January 2021, Hertz was directed to dispose of an additional 121,510 lease vehicles between January 1, 2021 and September 30, 2021, where the proceeds from the dispositions will be used to make payments under the Operating Lease. See the "Liquidity and Capital Resources" section of this MD&A for further information.

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
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our total revenues are primarily derived from rental and related charges and consist of:

•Worldwide vehicle rental revenues - revenues from all company-operated vehicle rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and revenues associated with value-added services, including the sale of loss or collision damage waivers, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and other products and fees. Also included are ancillary revenues associated with retail vehicle sales and certain royalty fees from our franchisees (such fees are less than 2% of total revenues each period); and

•All other operations revenues - revenues from vehicle leasing and fleet management services by our Donlen business and other business activities, which in the fourth quarter of 2020, we entered into a stock and asset purchase agreement to sell substantially all of the Donlen Assets as discussed below.

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

•Selling, general and administrative expense ("SG&A"), which includes costs for advertising costs and administrative personnel costs, along with information technology and finance transformation programs;

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

•International RAC - Rental and leasing of vehicles, as well as sales of value-added services, internationally; and

•All Other Operations - Comprised primarily of our Donlen business, which provides vehicle leasing and fleet management services, and other business activities. In the fourth quarter of 2020, we entered into a stock and asset purchase agreement to sell substantially all of the Donlen Assets. Accordingly, the Donlen Assets have been classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2020. The sale is expected to close in the first quarter of 2021. See Note 3, "Divestitures," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report for further information.

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

Program vehicles are purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers wherein the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee the residual value of the program vehicle upon sale, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Program vehicles generally provide us with flexibility to increase or reduce the size of our fleet based on market demand. When we increase the percentage of program vehicles, the average age of our fleet decreases since the average holding period for program vehicles is shorter than that for non-program vehicles.

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

2020 Operating Overview

COVID-19 has caused a substantial reduction to airline travel during 2020. As a large portion of our business is generated at airport locations, these disruptions have had, and we expect it to continue to have, a material adverse impact on our results of operations until such travel returns to historic levels.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following charts provide several key factors influencing our results for the years ended December 31, 2020, 2019 and 2018.

(1)     Includes impact of foreign currency exchange at average rates ("fx").
(2)    Results shown are in constant currency as of December 31, 2019.
(3)    The percentages shown in this chart reflect Vehicle Utilization versus period-over-period change.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Total revenues	$5,258	$9,779	$9,504	(46)%	3%
Direct vehicle and operating expenses	3,627	5,486	5,355	(34)	2
Depreciation of revenue earning vehicles and lease charges	2,032	2,565	2,690	(21)	(5)
Selling, general and administrative expenses	664	969	1,017	(31)	(5)
Interest expense, net:
Vehicle	455	494	448	(8)	10
Non-vehicle	151	304	284	(50)	7
Interest expense, net	606	798	732	(24)	9
Intangible and other asset impairments	213	—	—	NM	—
Write-off of intercompany loan	133	—	—	NM	—
Other (income) expense, net	(9)	(59)	(40)	(85)	48
Reorganization items, net	175	—	—	NM	—
Income (loss) before income taxes	(2,183)	20	(250)	NM	NM
Income tax (provision) benefit	328	(65)	28	NM	NM
Net income (loss)	(1,855)	(45)	(222)	NM	(80)
Net (income) loss attributable to noncontrolling interests	9	(8)	2	NM	NM
Net income (loss) attributable to Hertz	$(1,846)	$(53)	$(220)	NM	(76)
Adjusted Corporate EBITDA(a)	$(995)	$649	$433	NM	50
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Total revenues decreased $4.5 billion in 2020 compared to 2019 due to reduced demand related to the impact from COVID-19 where there were decreases of $3.3 billion and $1.2 billion in our U.S. RAC and International RAC segments, respectively. U.S. RAC revenues decreased due primarily to lower volume. Excluding a $5 million impact of fx, revenues for our International RAC segment decreased $1.2 billion also due primarily to lower volume and pricing.

DOE decreased $1.9 billion in 2020 compared to 2019 due primarily to decreases of $1.3 billion and $570 million in our U.S. RAC and International RAC segments, respectively. The decrease in our U.S. RAC segment is due primarily to lower volume driven by the impact from COVID-19 on total revenues described above, lower personnel costs and other cost elimination initiatives. Excluding the $3 million impact of fx, DOE for International RAC decreased $573 million due primarily to lower volume driven by the impact from COVID-19 on total revenues described above and lower personnel costs due to employee furloughs and associated government support across Europe related to COVID-19.

Depreciation of revenue earning vehicles and lease charges decreased $533 million in 2020 compared to 2019 due primarily to decreases of $333 million and $165 million in our U.S. RAC and International RAC segments, respectively. The decreases in our U.S. RAC and International RAC segments are due primarily to a reduction in fleet size in response to pandemic-related declines in consumer demand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SG&A decreased $305 million in 2020 compared to 2019 due primarily to lower marketing costs in our U.S. and International RAC segments, lower personnel costs in our U.S. RAC segment and lower information technology and finance transformation costs in our corporate operations.

Vehicle interest expense, net decreased $38 million in 2020 compared to 2019 due primarily to lower vehicle debt levels primarily in our U.S. RAC segment.

Non-vehicle interest expense, net decreased $154 million in 2020 compared to 2019 due primarily to lower debt levels, lower market interest rates and the suspension of interest on certain non-vehicle debt as a result of filing the Chapter 11 Cases.

We incurred charges of $213 million for impairment of intangible and other assets in 2020 due primarily to $124 million impairment of technology-related intangible assets and $69 million impairment of capitalized cloud computing implementation costs in our corporate operations due to uncertainty surrounding our financial ability to complete certain information technology projects as a result of COVID-19 and the filing of the Chapter 11 Cases. Additionally, we incurred a charge of $20 million for impairment of the Hertz tradename in our International RAC segment as a result of our annual testing of the recoverability of our indefinite-lived intangible assets.

We incurred a charge of $133 million in 2020 in our corporate operations resulting from the full write-off of the 2019 Master Loan with Hertz Holdings due to the filing of the Chapter 11 Cases.

Other income of $9 million in 2020 was primarily comprised of a $20 million gain due to additional cash received from the sale of non-vehicle capital assets, primarily offset by $11 million in pension-related settlement charges. Other income of $59 million in 2019 was primarily comprised of a $30 million gain on marketable securities and a $39 million gain on non-vehicle capital assets.

We incurred $175 million of net reorganization charges in 2020 in our corporate operations for professional fees and other costs associated with the Chapter 11 Cases.

The effective tax rate in 2020 was 15% compared to 326% in 2019. We recorded a tax benefit of $328 million in 2020 compared to a tax provision of $65 million in 2019. The effective income tax rate and related tax benefit in 2020 compared to 2019 were driven by increased losses on our operations due to the effects of COVID-19, primarily offset by the impact of valuation allowances on net deferred tax assets for certain foreign and domestic jurisdictions.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Total revenues increased $276 million in 2019 compared to 2018 due to an increase of $459 million in our U.S. RAC segment, partially offset by a decrease of $107 million and $76 million in our International RAC and our All Other Operations segments, respectively. U.S. RAC revenues increased due to a 4% increase in volume and a 2% increase in Total RPD. Excluding the impact of fx, revenues for our International RAC segment were flat. The decrease in All Other Operations was due to the impact of a change in presentation for certain leased vehicles beginning in the first quarter of 2019.

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

Depreciation of revenue earning vehicles and lease charges decreased $125 million in 2019 compared to 2018 primarily due to a decrease of $95 million and $22 million in our All Other Operations and U.S. RAC segments, respectively. The decrease in our All Other Operations segment was due to the impact of a change in presentation

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
for certain leased vehicles beginning in the first quarter of 2019. The decrease in our U.S. RAC segment was primarily due to our vehicle acquisition strategy and continued strength in residual values.

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

Hertz Global had $2 million, $7 million and $7 million of interest expense, net, during 2020, 2019 and 2018, respectively, that was incremental to the amounts shown for Hertz. These amounts represent interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statements of operations, but this amount is eliminated in consolidation for purposes of Hertz Global. In 2020, Hertz Global had $1 million of income tax benefit that was incremental to the amounts shown for Hertz due primarily to the $133 million master loan write-off included in Hertz's consolidated statements of operations. In 2019, Hertz had $2 million of tax provision that was incremental to the amounts shown for Hertz Global. In 2018, Hertz Global had $2 million of income tax benefit that was incremental to the amounts shown for Hertz.

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

As of December 31, 2020, our U.S. Rental Car operations had a total of approximately 3,900 corporate and franchisee locations, comprised of 1,500 airport and 2,400 off airport locations. The approximate 7% decrease in total locations from 2019 is primarily the product of a location rationalization effort in the Chapter 11 Cases as reflected in the Lease Rejection Orders entered by the Bankruptcy Court. See Note 10, "Leases," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report for further details.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
U.S. Rental Car operations sold approximately 308,000, 290,000 and 263,000 non-program vehicles during the years ended December 31, 2020, 2019 and 2018, respectively. In 2020, the increase in units sold was due primarily to fleet size reductions in response to pandemic-related volume declines.

Results of operations and our discussion and analysis for our U.S. RAC segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Total revenues	$3,656	$6,938	$6,480	(47)%	7%
Depreciation of revenue earning vehicles and lease charges	$1,323	$1,656	$1,678	(20)	(1)
Direct vehicle and operating expenses	$2,858	$4,146	$4,014	(31)	3
Direct vehicle and operating expenses as a percentage of total revenues	78%	60%	62%
Selling, general and administrative expenses	$275	$490	$466	(44)	5
Selling, general and administrative expenses as a percentage of total revenues	8%	7%	7%
Vehicle interest expense	$323	$345	$291	(6)	19
Adjusted EBITDA	$(791)	$480	$226	NM	113
Transaction Days (in thousands)(b)	82,678	155,859	149,463	(47)	4
Average Vehicles (in whole units)(c)	423,992	534,879	506,900	(21)	6
Vehicle Utilization(c)	53%	80%	81%
Total RPD (in whole dollars)(d)	$42.88	$43.73	$42.67	(2)	2
Total RPU Per Month (in whole dollars)(e)	$697	$1,062	$1,049	(34)	1
Depreciation Per Unit Per Month (in whole dollars)(f)	$260	$258	$276	1	(7)
Percentage of program vehicles as of period end	2%	11%	9%
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Total U.S. RAC revenues decreased $3.3 billion in 2020 compared to 2019 due primarily to lower volume. The 47% decrease in Transaction Days was driven by the impact from COVID-19 with declines in leisure and most business categories, excluding delivery services in our off airport locations where volume and pricing increased compared to 2019. Volume decreased in both our airport and off airport locations by 58% and 30%, respectively. Total RPD decreased by 2%. Off airport revenues comprised 44% of total revenues in 2020 as compared to 32% for 2019 due primarily to customer demand changes associated with COVID-19.

Depreciation of revenue earning vehicles and lease charges for U.S. RAC decreased $333 million in 2020 compared to 2019. Average Vehicles decreased 21% due in part to a reduction in fleet size in response to pandemic-related declines in consumer demand. Depreciation Per Unit Per Month was comparable to 2019.

DOE for U.S. RAC decreased $1.3 billion in 2020 compared to 2019 due primarily to lower volume driven by the impact from COVID-19 on total revenues described above, lower personnel costs due to an employee restructuring program that commenced in 2020 in response to COVID-19 and other cost elimination initiatives.

SG&A for U.S. RAC decreased $215 million in 2020 compared to 2019 due primarily to lower marketing and personnel costs in response to COVID-19 and other cost elimination initiatives.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Vehicle interest expense for U.S. RAC decreased $22 million in 2020 compared to 2019 due primarily to lower debt levels as a result of vehicle dispositions resulting from the Interim Lease Order.

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

International Rental Car

As of December 31, 2020, our international vehicle rental operations had approximately 8,100 corporate and franchisee locations, comprised of 2,000 airport and 6,100 off airport locations in approximately 160 countries and regions including the countries of Australia, Canada, New Zealand, and in the regions of Africa, Asia, the Caribbean, Europe, Latin America and the Middle East.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of operations and our discussion and analysis for our International RAC segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Total revenues	$972	$2,169	$2,276	(55)%	(5)%
Depreciation of revenue earning vehicles and lease charges	$274	$440	$448	(38)	(2)
Direct vehicle and operating expenses	$742	$1,312	$1,306	(43)	—
Direct vehicle and operating expenses as a percentage of total revenues	76%	61%	57%
Selling, general and administrative expenses	$180	$221	$248	(19)	(11)
Selling, general and administrative expenses as a percentage of total revenues	19%	10%	11%
Vehicle interest expense	$86	$97	$114	(11)	(15)
Adjusted EBITDA	$(248)	$147	$231	NM	(36)
Transaction Days (in thousands)(b)	24,621	50,139	50,417	(51)	(1)
Average Vehicles (in whole units)(c)	116,348	180,723	180,400	(36)	—
Vehicle Utilization(c)	58%	76%	77%
Total RPD (in whole dollars)(d)	$39.32	$43.45	$43.21	(10)	1
Total RPU Per Month (in whole dollars)(e)	$693	$1,005	$1,006	(31)	—
Net Depreciation Per Unit Per Month (in whole dollars)(f)	$197	$204	$198	(3)	3
Percentage of program vehicles as of period end	28%	38%	37%
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Total revenues for International RAC decreased $1.2 billion in 2020 compared to 2019 due to lower volume and pricing. Transaction Days deceased 51% and Total RPD decreased 10%. Excluding a $5 million fx impact, revenues decreased $1.2 billion due to lower volume and pricing, primarily in Europe, across all leisure and business categories driven by the impact of COVID-19.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $165 million in 2020 compared to 2019, where the fx impact was immaterial. Average Vehicles for International RAC decreased 36% due to downsizing the fleet as a result of COVID-19. Depreciation Per Unit Per Month for International RAC decreased to $197 from $204 for 2020 versus 2019.

DOE for International RAC decreased $570 million in 2020 compared to 2019. Excluding a $3 million fx impact, DOE decreased $573 million due primarily to lower volume driven by the impact from COVID-19 on total revenues described above and lower personnel costs due to employee furloughs and associated government support across Europe related to COVID-19.

SG&A for International RAC decreased $41 million in 2020 compared to 2019. Excluding a $9 million fx impact, SG&A decreased $51 million due primarily to lower marketing and facility costs.

Vehicle interest expense for International RAC decreased $11 million in 2020 compared to 2019 due primarily to downsizing the fleet as a result of COVID-19 market conditions.

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

All Other Operations

The All Other Operations segment is primarily comprised of our Donlen business, as such, our discussion is limited to Donlen. In the fourth quarter of 2020, we entered into a stock and asset purchase agreement to sell the Donlen Assets. The sale is expected to close in the first half of 2021. See Note 3, "Divestitures," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report for further details.

Results of operations for this segment are as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Total revenues	$630	$672	$748	(6)%	(10)%
Depreciation of revenue earning vehicles and lease charges	$435	$469	$564	(7)	(17)
Direct vehicle and operating expenses	$27	$28	$37	(4)	(24)
Selling, general and administrative expenses	$20	$35	$37	(43)	(6)
Vehicle interest expense	$46	$52	$43	(11)	19
Adjusted EBITDA	$93	$100	$82	(7)	22
Average Vehicles - Donlen	192,900	210,000	188,100	(8)	12

In 2020 compared to 2019, the impact of COVID-19 on our Donlen business was less severe than our car rental operations, where revenues and Adjusted EBITDA decreased 6% and 7% as compared to 2019, respectively.

Donlen had favorable results in 2019 compared to 2018. Lower year-over-year revenue and depreciation of revenue earning vehicles and lease charges were driven by the impact of a change in presentation for certain leased vehicles in 2019 versus 2018. Excluding the $79 million reduction in revenues from the change in presentation in 2019 and the $53 million benefit in 2018 of vehicles leased under sales-type leases, revenue grew 8%. The

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
increase in overall average vehicles in 2019 as compared to 2018 is due to new customer acquisitions and growth in the existing customer portfolio.

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)Adjusted Corporate EBITDA is calculated as net income (loss) attributable to Hertz or Hertz Global, adjusted for income taxes; non-vehicle depreciation and amortization; non-vehicle debt interest, net; vehicle debt-related charges; loss on extinguishment of vehicle debt; restructuring and restructuring related charges; goodwill, intangible and tangible asset impairments and write-downs; intercompany loan write-offs; information technology and finance transformation costs; reorganization items, net; pre-reorganization items and non-debtor financing charges; and certain other miscellaneous items. When evaluating our operating performance, investors should not consider Adjusted Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance determined in accordance with U.S. GAAP. The reconciliations to the most comparable consolidated U.S. GAAP measure are presented below:

HERTZ

	Years Ended December 31,
(In millions)	2020	2019	2018
Net income (loss) attributable to Hertz	$(1,846)	$(53)	$(220)
Adjustments:
Income tax provision (benefit)	(328)	65	(28)
Non-vehicle depreciation and amortization	225	203	218
Non-vehicle debt interest, net	151	304	284
Vehicle debt-related charges(1)	50	38	36
Loss on extinguishment of vehicle debt(2)	5	—	22
Restructuring and restructuring related charges(3)	64	14	32
Intangible and other asset impairment(4)	213	—	—
Write-off of intercompany loan(5)	133	—	—
Information technology and finance transformation costs(6)	42	114	98
Reorganization items, net(7)	175	—	—
Pre-reorganization and non-debtor financing charges(8)	109	—	—
Other items(9)	12	(36)	(9)
Adjusted Corporate EBITDA	$(995)	$649	$433

HERTZ GLOBAL

	Years Ended December 31,
(In millions)	2020	2019	2018
Net income (loss) attributable to Hertz Global	$(1,714)	$(58)	$(225)
Adjustments:
Income tax provision (benefit)	(329)	63	(30)
Non-vehicle depreciation and amortization	225	203	218
Non-vehicle debt interest, net	153	311	291
Vehicle debt-related charges(1)	50	38	36
Loss on extinguishment of vehicle debt(2)	5	—	22
Restructuring and restructuring related charges(3)	64	14	32
Intangible and other asset impairment(4)	213	—	—
Information technology and finance transformation costs(6)	42	114	98
Reorganization items, net(7)	175	—	—
Pre-reorganization and non-debtor financing charges(8)	109	—	—
Other items(9)	12	(36)	(9)
Adjusted Corporate EBITDA	$(995)	$649	$433

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(1)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(2)In 2020, represents a $5 million write-off of deferred financing costs resulting from the European ABS waiver agreements.In 2018, primarily represents $20 million of early redemption premium and write-off of deferred financing costs associated with the full redemption of the 4.375% European Vehicle Senior Notes due January 2019.
(3)Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives. In 2018, also includes consulting costs, legal fees and other expenses related to the previously disclosed accounting review and investigation.
(4)In 2020, represents a $193 million impairment of technology-related intangible and other assets and a $20 million impairment of the Hertz tradename, as disclosed in Note 5, "Goodwill and Intangible Assets, Net," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report.
(5)In 2020, represents the write-off of the 2019 Master Loan between Hertz and Hertz Holdings.
(6)Represents costs associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize our systems and processes.
(7)In 2020, represents charges incurred associated with the filing of the Chapter 11 Cases, as described in Note 20, "Reorganization Items, Net," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report.
(8)In 2020, represents charges incurred prior to the filing of the Chapter 11 Cases, which are comprised of preparation charges for the reorganization, such as professional fees. Also includes certain non-debtor financing and professional fee charges.
(9)Represents miscellaneous items, including non-cash stock-based compensation charges. In 2020, also includes $16 million associated with the Donlen Asset Sale, partially offset by $18 million for losses associated with certain vehicle damages. In 2019, also includes a $30 million gain on marketable securities and a $39 million gain on the sale of non-vehicle capital assets. In 2018, also includes a $20 million gain on marketable securities and a $6 million legal settlement received related to an oil spill in the Gulf of Mexico in 2010.

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

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Transaction Days (in thousands)	82,678	155,859	149,463	24,621	50,139	50,417
Average Vehicles (in whole units)	423,992	534,879	506,900	116,348	180,723	180,400
Number of days in period (in whole units)	366	365	365	366	365	365
Available Car Days (in thousands)	155,181	195,231	185,019	42,583	65,964	65,846
Vehicle Utilization	53%	80%	81%	58%	76%	77%

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

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
($ in millions, except as noted)	2020	2019	2018	2020	2019	2018
Total Revenues	$3,656	$6,938	$6,480	$972	$2,169	$2,276
Ancillary retail vehicle sales revenues	(111)	(122)	(102)	—	—	—
Foreign currency adjustment(1)	—	—	—	(5)	11	(98)
Total Rental Revenues	$3,545	$6,816	$6,378	$967	$2,180	$2,178
Transaction Days (in thousands)	82,678	155,859	149,463	24,621	50,139	50,417
Total RPD (in whole dollars)	$42.88	$43.73	$42.67	$39.32	$43.45	$43.21

(1)Based on December 31, 2019 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Rental Revenues divided by the Average Vehicles in each period and then divided by the number of months in the period reported. The calculation of Total RPU Per Month is shown below:

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
($ in millions, except as noted)	2020	2019	2018	2020	2019	2018
Total Rental Revenues	$3,545	$6,816	$6,378	$967	$2,180	$2,178
Average Vehicles (in whole units)	423,992	534,879	506,900	116,348	180,723	180,400
Total revenue per unit (in whole dollars)	$8,361	$12,743	$12,582	$8,311	$12,063	$12,073
Number of months in period (in whole units)	12	12	12	12	12	12
Total RPU Per Month (in whole dollars)	$697	$1,062	$1,049	$693	$1,005	$1,006

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

	U.S. Rental Car			International Rental Car
	Years Ended December 31,
($ in millions, except as noted)	2020	2019	2018	2020	2019	2018
Depreciation of revenue earning vehicles and lease charges	$1,323	$1,656	$1,678	$274	$440	$448
Foreign currency adjustment(1)	—	—	—	1	3	(19)
Adjusted depreciation of revenue earning vehicles and lease charges	$1,323	$1,656	$1,678	$275	$443	$429
Average Vehicles (in whole units)	423,992	534,879	506,900	116,348	180,723	180,400
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$3,120	$3,096	$3,310	$2,364	$2,451	$2,378
Number of months in period (in whole units)	12	12	12	12	12	12
Depreciation Per Unit Per Month (in whole dollars)	$260	$258	$276	$197	$204	$198

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

As of December 31, 2020, we had $1.1 billion of unrestricted cash and unrestricted cash equivalents and $383 million of restricted cash and restricted cash equivalents. As of December 31, 2020, $479 million of unrestricted cash and unrestricted cash equivalents and $60 million of restricted cash and restricted cash equivalents were held by our subsidiaries outside of the U.S. As a result of the impact of COVID-19 discussed above, we changed our indefinite reinvestment assertion with respect to our non-U.S. earnings, and if not in the form of loan repayments or subject to favorable tax treaties, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional cash taxes.

Liquidity Considerations Related to COVID-19

As discussed above, the outbreak of COVID-19 has spread across the globe, resulting in a global economic slowdown and disruptions of travel and other industries, all of which are continuing to negatively impact our business and industry. In addition, COVID-19 has resulted in our employees, contractors, suppliers, customers and other business partners being prevented from conducting normal business activities temporarily or for an indefinite period of time. This was largely caused by shutdowns that were initially requested or mandated by governmental authorities. Additionally, individuals voluntarily reduced travel in attempts to avoid the outbreak.

Although we took aggressive action to eliminate costs, we faced significant ongoing monthly expenses, including monthly payments under our Operating Lease, pursuant to which Hertz leases vehicles which we use in our U.S. rental car operations. On April 27, 2020, Hertz did not make certain payments in accordance with the Operating Lease, and as a result, an amortization event was in effect as of May 5, 2020 for all series of notes issued by HVF II and a liquidation event was in effect with respect to the Series 2013-A Notes issued by HVF II. Refer to Note 1, "Background," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report for additional information on the Forbearance Agreement and Waiver Agreements which expired on May 22, 2020.

Voluntary Petitions for Bankruptcy

In connection with the expiration of the Forbearance Agreement and the Waiver Agreements described above and the continuing economic impact from COVID-19, on May 22, 2020, the Debtors filed Petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered by the Bankruptcy Court under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW). Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a website administered by Prime Clerk. The information on this website is not incorporated by reference and does not constitute part of this 2020 Annual Report.

In May 2020, the Bankruptcy Court approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, customers and employees. The Debtors are authorized to conduct business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors and certain fees to airport authorities and provide adequate protection; (iv) continue to maintain certain customer programs; (v) maintain insurance programs; (vi) use certain cash collateral on an interim basis; (vii) honor certain obligations to franchisees; and (viii) maintain existing cash management systems.

Borrowing Capacity and Availability

The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of our existing debt obligations. As a result of the filing of the Chapter 11 Cases, the remaining capacity

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
under almost all of our revolving credit facilities was terminated, as disclosed in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report. Consequently, the sales proceeds from vehicles which serve as collateral for such vehicle finance facilities must be applied to the payment of the related indebtedness of the Non-Debtor Financing Subsidiaries and are not otherwise available to fund our operations. Additionally, we are precluded from accessing any of our subordinated investment in the vehicle collateral until the related defaults are waived or the third party funding under those facilities has been retired, either through the monetization of the underlying collateral or the refinancing of the related indebtedness. Proceeds from vehicle receivables, excluding manufacturer rebates, as of December 31, 2020 and ongoing vehicle sales must be applied to vehicle debt in amortization.

Per the terms of the Interim Lease Order entered on July 24, 2020, the Debtors were directed to, among other things, (i) make $650 million of base rent payments under the Operating Lease to the HVF trustee in the amount of six equal monthly payments of approximately $108 million commencing in July 2020 through December 2020; (ii) dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, inclusive, where the proceeds of the dispositions, subject to certain exclusions set forth in the Interim Lease Order, were to be used to make payments under the Operating Lease; (iii) fund interest payments on the Operating Lease from draws on certain existing letters of credit, which were reimbursable by the Debtors; and (iv) suspend litigation relating to the Operating Lease until January 15, 2021 with all parties reserving all rights with respect to future litigation claims. For the period from June 1, 2020 through December 31, 2020, we disposed of approximately 198,000 lease vehicles pursuant to or otherwise in satisfaction of our vehicle disposition obligations under the Interim Lease Order.

On October 12, 2020, the Bankruptcy Court entered an order authorizing Hertz and Donlen to enter into certain agreements in connection with DFLF. On October 16, 2020, DFLF issued the Series 2020-1 Notes to offset funding needs created by the amortization of the HFLF Variable Funding Notes, where DFLF will fund lease originations going forward. As of December 31, 2020, DFLF has access to up to $400 million of available funding, subject to certain conditions, and $250 million of committed funding available which increases by a minimum of $50 million per month, subject to the payment of incremental up-front fees, as disclosed in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report.

On October 29, 2020, the Bankruptcy Court entered an order authorizing the Debtors to obtain certain debtor-in-possession financing. In accordance with the Bankruptcy Court’s order, on October 30, 2020, Hertz, as borrower, and Hertz Global and certain of its subsidiaries located in the U.S. and Canada, in each case that are debtors in these Chapter 11 Cases, as guarantors, entered into the DIP Credit Agreement. The DIP Credit Agreement provides for DIP Loans in an aggregate amount of up to $1.65 billion, of which (i) up to $1.0 billion can be used as equity for new interim fleet financing, giving the Debtors the ability to replenish their vehicle fleet in the future, and (ii) up to $800 million can be used for working capital and general corporate purposes. The DIP Loans are available in multiple draws of at least (i) $250 million each or (ii) the remaining available commitments if such commitments are less than $250 million. The DIP Loans bear interest at a rate of LIBOR plus 7.25% (subject to a 1.00% floor), which is reduced to LIBOR plus 6.75% upon a significant repayment of Pre-petition first lien debt. As of December 31, 2020, we drew $250 million from the DIP Credit Agreement. Refer to Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report for further details. On February 16, 2021, Hertz borrowed an additional $250 million as per the minimum draw requirement of the DIP Credit Agreement.

On November 24, 2020, the Bankruptcy Court entered an order authorizing the formation of HVIF and for the Debtors to obtain interim fleet financing. In accordance with the Bankruptcy Court's order, on November 25, 2020, HVIF issued the Series 2020-1 Notes in an aggregate principal amount up to $4.0 billion, as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report.

In 2020, the Bankruptcy Court entered the Lease Rejection Orders which applied, in the aggregate, to 359 off airport and 66 airport locations in our U.S. RAC segment, as further disclosed in Note 10, "Leases," to the Notes to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report.

On January 20, 2021, the Bankruptcy Court authorized the Second Lease Order, which extended the forbearance period related to the Operating Lease to September 30, 2021, provided that the Debtors dispose of 121,510 lease vehicles, at least 113,381 of which will be non-program vehicles, and reach a minimum cumulative vehicle disposition proceeds of $2.0 billion by September 30, 2021. Additionally, the Second Lease Order directed the Debtors to (i) have no more than 157,262 lease vehicles by September 30, 2021 and (ii) make $756 million of base rent payments under the Operating Lease to the HVF trustee in the amount of nine equal monthly payments of $84 million commencing in January 2021 through September 2021.

On January 28, 2021, Hertz subsidiary, TCL Funding Limited Partnership, entered into the Funding LP Series 2021-A Notes which provide for aggregate maximum borrowings of CAD$350 million on a revolving basis, subject to availability. The initial draw of CAD$120 million was used, in part, to pay the outstanding obligations under the Funding LP Series 2015-A Notes, including any unpaid default interest, as disclosed in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report.

Our inability to retain any proceeds from the sale of vehicles under our U.S. ABS programs means that our sources of liquidity are primarily our unrestricted cash and unrestricted cash equivalents on hand, cash generated from our operations and availability under our DIP Credit Agreement. As of December 31, 2020, we had $1.1 billion of unrestricted cash and unrestricted cash equivalents and approximately $1.1 billion of availability under the DIP Credit Agreement, net of the $275 million minimum liquidity requirement, for a total liquidity of $2.2 billion which we believe will be sufficient to fund our operations through approximately December 31, 2021, assuming we do not experience any unforeseen liquidity needs before then, which could result in the utilization of the liquidity in advance of December 31, 2021.

We currently have waivers related to the filing of the Chapter 11 Cases under our European ABS and U.K. Fleet Financing facility that are currently set to expire on March 5, 2021, as disclosed in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report.

As a result of our actions to eliminate costs in 2020, we (i) negotiated rent concessions in the form of abatement and payment deferrals of fixed and variable rent payments for our airport and off airport locations in the amount of approximately $300 million which substantially represents amounts previously due in 2020; (ii) reduced our revenue earning vehicle expenditures by $8.2 billion, or 60%, in 2020 compared to 2019; (iii) reduced our non-vehicle capital asset expenditures by $126 million, or 56%, in 2020 compared to 2019; and (iv) sold 308,000, or 6%, more vehicles in our U.S. RAC segment in 2020 compared to 2019 due primarily to the Interim Lease Order. We continue to review our cost structure and fleet size to align with expected rental car volumes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Cash Flows - Hertz

As of December 31, 2020 and 2019, Hertz had unrestricted cash and unrestricted cash equivalents of $1.1 billion and $865 million, respectively, and restricted cash and restricted cash equivalents of $383 million and $495 million, respectively. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Years Ended December 31,			2020 vs. 2019	2019 vs. 2018
(In millions)	2020	2019	2018	$ Change	$ Change
Cash provided by (used in):
Operating activities	$956	$2,907	$2,563	$(1,951)	$344
Investing activities	4,591	(4,425)	(4,197)	9,016	(228)
Financing activities	(5,403)	1,467	1,554	(6,870)	(87)
Effect of exchange rate changes	46	1	(14)	45	15
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$190	$(50)	$(94)	$240	$44
Year ended December 31, 2020 compared with year ended December 31, 2019

In 2020, cash flows from operating activities decreased by $2.0 billion year over year due primarily to the $1.8 billion change in net loss driven by the impact of COVID-19 discussed above, partially offset by the associated reduction of $331 million in working capital requirements.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. However, Hertz disposed of approximately 198,000 lease vehicles between June 1, 2020 and December 31, 2020, pursuant to or otherwise in satisfaction of our vehicle disposition obligations under the Interim Lease Order, where the proceeds from the dispositions were used to make payments under the Operating Lease. There was a $9.0 billion decrease in the use of cash for investing activities year over year. Cash outflows for revenue earning vehicles decreased $8.2 billion as we reduced our commitments to purchase vehicles, primarily in our U.S. RAC segment, due to the impact from COVID-19 and a $612 million increase of cash proceeds from disposals of revenue earning vehicles as we accelerated the disposition of vehicles due to the Interim Lease Order.

Net financing cash outflows were $5.4 billion in 2020 compared to cash inflows of $1.5 billion in 2019 primarily due to a $8.5 billion reduction in vehicle debt borrowings as we reduced our commitments to purchase vehicles, partially offset by a $1.7 billion reduction in non-vehicle repayments, net of new borrowings, primarily resulting from the Chapter 11 Cases.

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

Cash Flows - Hertz Global

As of December 31, 2020 and 2019, Hertz Global had unrestricted cash and unrestricted cash equivalents of $1.1 billion and $865 million, respectively, and restricted cash and restricted cash equivalents of $411 million and $495 million, respectively. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for Hertz Global for the periods shown:

	Years Ended December 31,			2020 vs. 2019	2019 vs. 2018
(In millions)	2020	2019	2018	$ Change	$ Change
Cash provided by (used in):
Operating activities	$953	$2,900	$2,556	$(1,947)	$344
Investing activities	4,591	(4,425)	(4,197)	9,016	(228)
Financing activities	(5,372)	1,474	1,561	(6,846)	(87)
Effect of exchange rate changes	46	1	(14)	45	15
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$218	$(50)	$(94)	$268	$44

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global and proceeds from the issuance of stock under the ATM Program as disclosed in Note 17, "Equity and Earnings (Loss) Per Share - Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report.

Financing

Refer to Note 6, "Debt," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of December 31, 2020. Cash paid for interest during 2020 was $109 million for interest on non-vehicle debt and $335 million for interest on vehicle debt. Cash paid for interest during 2019 was $272 million for interest on non-vehicle debt and $431 million for interest on vehicle debt. The $163 million reduction in non-vehicle debt interest is primarily due to suspending interest payments on certain debt due to the filing of the Chapter 11 Cases.

Our corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	As of December 31, 2020	As of December 31, 2019
Cash and cash equivalents	$1,096	$865
Availability under the Senior RCF	—	526
Corporate liquidity	$1,096	$1,391

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Significant financing activities during the year ended December 31, 2020 for our non-vehicle and vehicle debt, including the issuance of equity, were as follows:

ATM Program

In June 2020, subsequent to approval from the Bankruptcy Court and pursuant to a prospectus supplement to the Registration Statement, Hertz Global entered into an open market sale agreement under which it may offer and sell, from time to time, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million. Prior to its suspension on June 15, 2020 and ultimate termination on June 18, 2020, Hertz Global issued 13,912,368 shares under the ATM Program for net proceeds of approximately $28 million, which is included in non-vehicle restricted cash in the accompanying consolidated balance sheet as of December 31, 2020.

Non-vehicle Debt

On October 29, 2020, the Bankruptcy Court entered an order authorizing the Debtors to obtain certain debtor-in-possession financing. In accordance with the Bankruptcy Court’s order, on October 30, 2020, Hertz, as borrower, and Hertz Global and certain of its subsidiaries located in the U.S. and Canada, in each case that are debtors in these Chapter 11 Cases, as guarantors, entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a superpriority secured debtor-in-possession credit facility comprised of delayed-draw term loans in an aggregate amount of up to $1.65 billion, of which (i) up to $1.0 billion can be used as equity for new interim fleet financing, giving the Debtors the ability to replenish their vehicle fleet in the future, and (ii) up to $800 million can be used for working capital and general corporate purposes. The DIP Loans are available in multiple draws of at least (i) $250 million each or (ii) the remaining available commitments if such commitments are less than $250 million. The DIP Loans bear interest at a rate of LIBOR plus 7.25% (subject to a 1.00% floor), which is reduced to LIBOR plus 6.75% upon a significant repayment of Pre-petition first lien debt.

In November 2020, Hertz drew $250 million from the DIP Credit Agreement and utilized $50 million to make a capital contribution to HVIF in order to pay fees associated with the issuance of the HVIF Series 2020-1 Notes, as defined below.

Letters of Credit

In January 2020, under the terms of the Alternative Letter of Credit Facility, Hertz increased the commitments thereunder by $100 million, such that after giving effect to such increase, there are $200 million of standby letters of credit issued under the facility.

As of December 31, 2020, $17 million and $114 million of the issued letters of credit have been drawn upon under the Senior RCF and Alternative Letter of Credit Facility, respectively, to fund interest payments due under the HVF II Notes. The draws remain unreimbursed and, as a result, are accruing interest at the non-default rate, except as otherwise set forth in orders from the Bankruptcy Court.

Vehicle Debt

We organize our discussion of significant vehicle debt financing facilities below by reportable segment.

U.S. RAC

•The aggregate principal amount of medium term notes outstanding decreased from $6.6 billion to $2.7 billion as a result of an amortization event in effect as of May 5, 2020 for all series of notes issued by HVF II in which proceeds from the sales of vehicles that collateralize the notes issued by HVF II must be primarily

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
applied to the payment of principal and are allocated on what approximates a pro rata basis to the reduction of principal on the basis of seniority by class;
•The aggregate principal amount of variable term notes outstanding decreased from $2.6 billion to $1.9 billion as a result of an amortization event in effect for all series of notes issued by HVF II as described in the preceding paragraph;
•There is no remaining capacity under the various U.S. RAC revolving vehicle debt financing facilities as unused commitments were terminated as a result of the filing of the Chapter 11 Cases; and
•On November 24, 2020, the Bankruptcy Court entered an order authorizing the formation of HVIF and for the Debtors to obtain interim fleet financing. In accordance with the Bankruptcy Court's order, on November 25, 2020, HVIF issued the Series 2020-1 Notes in an aggregate principal amount up to $4.0 billion.

All Other Operations - Donlen

In the fourth quarter of 2020, we entered into a stock and asset purchase agreement to sell substantially all of the Donlen Assets. The sale is expected to close in the first quarter of 2021. See Note 3, "Divestitures," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report for further information. Additionally,

•The aggregate principal amount of HFLF medium term notes outstanding decreased from $1.4 billion to $734 million as a result of an amortization event where proceeds from lease payments and from the sales of vehicles that collateralize the notes issued by HFLF must be applied to the reduction of principal and payment of interest on the notes while the amortization events continue; and
•On October 12, 2020, the Bankruptcy Court entered an order authorizing Hertz and Donlen to enter into certain agreements in connection with DFLF. On October 16, 2020, DFLF issued the Series 2020-1 Notes in an aggregate principal amount up to $400 million pursuant to this new facility.

Substantially all of our revenue earning vehicles and certain related assets are owned by special purpose entities or are encumbered in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. None of the value of such assets (including the assets owned by Hertz Vehicle Financing II LP, HVF II GP Corp., Hertz Vehicle Financing LLC, Rental Car Finance LLC, HFLF and various international subsidiaries that facilitate our international securitizations) will be available to satisfy the claims of unsecured creditors unless the secured creditors are paid in full. For a discussion of additional risks associated with COVID-19, see Item 1A, "Risk Factors" in this 2020 Annual Report.

Approximately $1.0 billion of non-vehicle debt, of which $760 million is included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020, and $1.7 billion of vehicle debt will mature during the twelve months following the issuance of this 2020 Annual Report, which does not reflect any potential changes to the Company's debt that may result from the Chapter 11 Cases.

Covenants

Prior to the filing of the Chapter 11 Cases, Hertz’s consolidated first lien net leverage ratio (the "Leverage Ratio"), as defined in the credit agreements governing the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility, as of the last day of any fiscal quarter may not exceed a ratio of 3.00 to 1.00. As a result of the filing of the Chapter 11 Cases, we are currently in default under our Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility, and we are in breach of the Leverage Ratio.

As defined in the DIP Credit Agreement, a liquidity maintenance test is required as of each month end period. As of December 31, 2020, we were in compliance with the liquidity maintenance test.

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

During the first quarter of 2020, we early adopted Rule 13-01 of the SEC's Regulation S-X that simplifies the existing disclosure requirements for the Guarantor Subsidiaries and allows for the simplified disclosure to be included within Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." In lieu of providing separate unaudited financial statements for the Guarantor Subsidiaries, Hertz has included the accompanying summarized financial information based on Rule 13-01 of the SEC's Regulation S-X. Management of Hertz does not believe that separate financial statements of the Guarantor Subsidiaries are material to Hertz's investors; therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

Summarized financial information for the Guarantor Subsidiaries is as follows:

(In millions)	December 31, 2020	December 31, 2019
Due from affiliates	$67,023	$3,562
Total assets	67,056	25,964
Due to affiliates(1)	54,100	8,188
Total liabilities	63,282	16,982

(1) Due to affiliates of $53.5 billion is classified as liabilities subject to compromise as of December 31, 2020.

(In millions)	Year Ended December 31, 2020
Total revenues	$3,565
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries(1)	(3,308)
Net income (loss)	(1,846)
Net income (loss) attributable to Hertz	(1,846)

(1)Includes $2.7 billion of intercompany vehicle lease charges from non-guarantor subsidiaries.

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

We rely significantly on asset-backed and asset-based financing arrangements to purchase vehicles for our U.S. and international vehicle rental fleet. As a result of the Chapter 11 Cases, asset-backed and asset-based financing arrangements available to us are subject to the risks and uncertainties associated with bankruptcy, which include our ability to obtain Bankruptcy Court approval, our ability to comply with and operate under the requirements and constraints of the Bankruptcy Code and, in the event of such financings, our ability to comply with the terms of such financings. There continues to be uncertainty regarding the potential impact of various SEC rules and regulations governing asset-backed securities and additional requirements contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act (including risk retention requirements) and the Basel III regulatory capital rules, a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk. While we will continue to monitor these developments and their impact on our ABS program, such rules and regulations may impact our ability and/or desire to engage in asset-backed financings in the future. For further information concerning our asset-backed financing programs and our indebtedness, see Note 6, "Debt," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." For a discussion of the risks associated with our reliance on asset-backed and asset-based financing and the significant amount of indebtedness, see Item 1A, "Risk Factors" in this 2020 Annual Report.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the annual periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Proceeds (Expenditures)
2020	$(5,542)	$10,098	$4,556
2019	(13,714)	9,486	(4,228)
2018	(12,493)	8,452	(4,041)

The table below sets forth expenditures for revenue earning vehicles, net of proceeds from disposal, by segment:

Cash inflow (cash outflow)	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
($ in millions)	2020	2019	2018	$ Change	% Change	$ Change	% Change
U.S. Rental Car	$3,786	$(3,013)	$(2,992)	$6,799	(226)%	$(21)	1%
International Rental Car	1,046	(528)	(422)	1,574	(298)	(106)	25
All Other Operations	(276)	(687)	(627)	411	(60)	(60)	10
Total	$4,556	$(4,228)	$(4,041)	$8,784	(208)	$(187)	5

Year ended December 31, 2020 compared with year ended December 31, 2019

In 2020, net expenditures on revenue earning vehicles decreased by $8.8 billion, primarily in our U.S. RAC segment, as we reduced our commitments to purchase vehicles due to the impact from COVID-19, partially offset by an increase of cash proceeds from disposals of revenue earning vehicles as we accelerated the disposition of vehicles due to the Interim Lease Order.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures, and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the annual periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2020	$(98)	$60	$(38)
2019	(224)	27	(197)
2018	(177)	51	(126)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
($ in millions)	2020	2019	2018	$ Change	% Change	$ Change	% Change
U.S. Rental Car	$9	$(65)	$(35)	$74	(114)%	$(30)	86%
International Rental Car	(10)	(19)	(14)	9	(47)	(5)	36
All Other Operations	(4)	(4)	(4)	—	—	—	—
Corporate	(33)	(109)	(73)	76	(70)	(36)	49
Total	$(38)	$(197)	$(126)	$159	(81)	$(71)	56

Year ended December 31, 2020 compared with year ended December 31, 2019

In 2020, net expenditures for non-vehicle capital assets decreased by $76 million in our corporate operations primarily due to a reduction in information technology and finance transformation program costs.

Share Repurchase Program - Hertz Global

As of December 31, 2020, approximately $295 million of shares remain available for purchase under the share repurchase program. No shares were repurchased by Hertz Holdings under the program during 2020, 2019 or 2018 and we do not expect to repurchase shares in 2021 and are unable to do so during the Chapter 11 Cases. Hertz Holdings primarily funds repurchases of its common stock through dividends from Hertz or amounts borrowed under the master loan agreement. Credit agreements governing Hertz's Senior Facilities, Letter of Credit Facility, Alternative Letter of Credit Facility and DIP Credit Agreement restrict Hertz's ability to make dividends and certain payments, including payments to Hertz Holdings for share repurchases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
CONTRACTUAL OBLIGATIONS

The following table details our contractual cash obligations as of December 31, 2020 which does not include contractual obligations of Donlen due to the pending Donlen Asset Sale or reflect any potential changes to our contractual obligations that may result from the Chapter 11 Cases:

		Payments Due by Period
(In millions)	Total	2021	2022 to 2023	2024 to 2025	After 2025
Vehicles:
Debt obligation(1)	$6,087	$1,732	$3,649	$706	$—
Interest on debt(2)	378	209	152	17	—
Non-Vehicle:
Debt obligation(3)	4,747	1,016	1,503	801	1,427
Interest on debt(2)	1,016	320	343	218	135
Minimum fixed obligations for operating leases	2,650	449	699	441	1,061
Commitments to purchase vehicles(4)	3,904	3,904	—	—	—
Purchase obligations and other(5)	194	87	80	4	23
Total	$18,976	$7,717	$6,426	$2,187	$2,646

(1)    The stated, contractual maturity dates are reflected in this table except for $362 million of notes where the maturity date has expired as of December 31, 2020 and as such, is included in the 2021 column in this table. As HVF II is in an amortization event, its expected maturity dates may change. See Note 6, "Debt," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for further details.
(2)    Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and interest rates on the debt as of December 31, 2020. As HVF II is in an amortization event, certain interest rates also include default interest. Additionally, interest payments for certain facilities have been excluded as a result of the Chapter 11 Cases where interest is not being paid. See Note 6, "Debt," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for further details.
(3)    Includes $4.4 billion of Non-Vehicle Debt included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020, and as the expected maturity date is subject to the outcome of the Chapter 11 Cases, the original, legal maturity dates are reflected in this table. See Note 6, "Debt." to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." for further details.
(4)    Represents fleet purchases where contracts have been signed or are pending with committed orders under the terms of such arrangements.
(5)    Represents agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction, as well as liabilities for uncertain tax positions and other liabilities, and excludes any obligations to employees. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts that state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Purchase obligations include $23 million representing our tax liability for uncertain tax positions and related net accrued interest and penalties.

The table excludes our pension and other postretirement benefit obligations as disclosed in Note 8, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

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

EMPLOYEE RETIREMENT BENEFITS

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to expenses that are dependent on assumptions discussed in Note 8, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." As a result of filing the Chapter 11 Cases, participants of the Supplemental Plans are no longer entitled to benefit payments and are considered general creditors, as further disclosed in Note 8, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." As such, we classified $24 million of our U.S. pension benefit obligation as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020.

Our 2020 worldwide net periodic pension expense included in the accompanying consolidated statement of operations for the year ended December 31, 2020 is $8 million, which is comparable to 2019.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of the Hertz Retirement Plan, as defined in Note 8, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data," in which most domestic employees participate, improved in December 31, 2020 compared with December 31, 2019 primarily due to lower actuarial losses. We did not contribute to the Hertz Retirement Plan during 2020, and we do not anticipate contributing to the Hertz Retirement

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Plan during 2021. For the international plans, we anticipate contributing $3 million during 2021. The level of 2021 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

We participate in several "multiemployer" pension plans. Amounts accrued for benefit payments under our multiemployer pension plans of $2 million have been classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, payable in installments over a minimum of twenty years, which would be reflected as a liability on a discounted basis on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows. For a discussion of the risks associated with our pension plans, see Item 1A, "Risk Factors” in this 2020 Annual Report.

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

The following accounting policies involve a higher degree of judgment and complexity in their application, and therefore, represent the critical accounting policies used in the preparation of our consolidated financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting policies, as well as our significant accounting policies, see Note 2, "Significant Accounting Policies," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Revenue Earning Vehicles

Our principal assets are revenue earning vehicles, which represented approximately 36% of our total assets as of December 31, 2020. Revenue earning vehicles consists of vehicles utilized in our vehicle rental operations and our Donlen business. For the year ended December 31, 2020, 29% of the vehicles purchased for our combined U.S. and International vehicle rental fleets were vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers, or program vehicles.

Under our vehicle repurchase programs, the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the vehicles covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the vehicles. We record a provision for excess mileage and vehicle condition, as necessary, during the holding period. These repurchase and guaranteed depreciation programs limit our residual risk with respect to vehicles purchased under the programs and allow us to reduce the variability of depreciation expense for such vehicles, however, typically the acquisition cost is higher. Incentives received from the manufacturers for purchases of vehicles reduce the cost.

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

Recoverability of Goodwill and Definite and Indefinite-lived Intangible Assets

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event as defined by Accounting Standards Codification 350 – Intangibles, Goodwill and Other ("ASC 350"), we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using level 3 inputs under the GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including projected revenues, royalty rates and discount rates. We believe our valuation techniques and assumptions are reasonable for this purpose.

For goodwill, we determine the fair value using an income approach based on the discounted cash flows of each reporting unit. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated into a single reporting unit when they have similar economic characteristics. We have four reporting units: U.S. Rental Car, Europe Rental Car, Other International Rental Car and Donlen. Key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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

Our indefinite-lived intangible assets primarily consist of the Hertz and Dollar Thrifty tradenames. For tradenames, we determine the fair value using a relief-from-royalty income approach, which utilizes our revenue projections for each asset along with assumptions for royalty rates, tax rates and the WACC.

A significant decline in either projected revenues, projected cash flows or increased discount rates (the WACC) used to determine fair value could result in an impairment charge.

In 2020, due to the impact related to COVID-19, our reduction in cash flow projections, the filing of the Chapter 11 Cases and declines in the stock price of Hertz Global, we tested the recoverability of our goodwill and indefinite-lived intangible assets as of June 30, 2020, and based on the quantitative test, no impairment was recorded. Due to uncertainty surrounding our financial ability to complete certain information technology projects as a result of COVID-19 and the filing of the Chapter 11 Cases, we concluded in the second quarter of 2020 that there was an impairment of such technology-related intangible assets and capitalized cloud computing implementation costs, and recorded an impairment charge of $193 million in our corporate operations, representing a full impairment of the carrying value of such assets as of June 30, 2020 of $124 million and $69 million of technology-related intangible assets and other assets, respectively.

We also tested the recoverability of our goodwill and indefinite-lived intangible assets as of our annual test date of October 1, 2020 and concluded that there was an impairment of the Hertz tradename in our International RAC segment and recorded charges of $20 million as of December 31, 2020. In 2019 the results of the annual impairment test as of October 1, 2019, indicated that the estimated fair value of each reporting unit and tradenames were in excess of their carrying value by more than 10% in all instances; therefore, we concluded there was no impairment in 2019.

Further deterioration in the general economic conditions in the travel industry, our cash flows and our ability to obtain future financing to maintain our fleet or the weighted average cost of capital assumptions may result in an impairment charge to earnings in future periods. We will continue to closely monitor actual results versus our expectations as well as any significant changes in market events or conditions, including the impact of COVID-19 on our business and the travel industry, and the resulting impact to our assumptions about future estimated cash flows, and the weighted average cost of capital. If our expectations of the operating results, both in magnitude or timing, do not materialize, or if our weighted average cost of capital increases, we may be required to record goodwill and indefinite-lived intangible asset impairment charges, which could be material.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are estimated and recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of operations. In projecting future taxable income, we consider historical results and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. Our assumptions regarding future taxable income are consistent with the plans and estimates we use to manage our underlying businesses. Subsequent changes to enacted tax rates and changes to the global mix of operating results will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. We record deferred tax assets for NOL carry forwards in various tax jurisdictions when applicable. Upon utilization of those carry forwards, the taxing authorities may examine the positions that led to the generation of those NOLs and determine that some of those losses are disallowed, which could result in additional income tax payable to us.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, "Significant Accounting Policies," — "Recently Issued Accounting Pronouncements," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see “Item 1—Business—Risk Management” in this 2020 Annual Report.

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

As a result of our declining credit profile from the impact from COVID-19, we are no longer able to enter into certain derivative financial instruments or renew existing derivative financial instruments in order to mitigate market risks arising from the effects of changes in foreign currency exchange rates and interest rates (including credit spreads).

Interest Rate Risk

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

We were also party to an interest rate swap to receive fixed-pay floating rates (the "Interest Rate Swap") to better match the mix of fixed and floating rate on our Donlen U.S. ABS program debt to the mix of fixed and floating rate assets (i.e. vehicle leases in our All Other Operations segment). The termination of the Interest Rate Swap may result in decreased earnings from variable rate leases in a declining rate environment, and as such, variable rate vehicle leases are now supported by a fixed rate cost of debt.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Australian dollar and British pound. As noted above, we are no longer able to enter into certain derivative financial instruments or renew existing derivative financial instruments. As a result, we have exposure to foreign currency exchange rate fluctuations on cross currency obligations, primarily intercompany loans. Assuming a hypothetical change of one percentage point to the foreign currency exchange rates on our intercompany loan balance as of December 31, 2020, our pre-tax operating results would increase (decrease) by approximately $4 million. Additionally, each one percentage point change in foreign currency movements is estimated to impact our Adjusted Corporate EBITDA by an estimated $1 million over a twelve-month period.

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

OTHER INCOME TAX RELATED MATTERS

Prior to the TCJA, we operated a LKE program for our U.S. vehicle rental business. The program resulted in deferral of federal and state income taxes for fiscal years 2006 through 2009 and 2013 through 2017, and part of 2010 and 2012. The TCJA repealed the LKE deferral rules as applicable to personal property, including rental vehicles. To offset the detriment of LKE repeal for personal property, we will utilize the increases to existing first-year depreciation from 50 percent to 100 percent (“bonus depreciation”) under the TCJA. Generally, the bonus depreciation percentage is increased for property acquired and placed in service after September 27, 2017, and before January 1, 2023. At that point, a progressive step-down in bonus depreciation begins, with 80 percent permitted in 2023, 60 percent in 2024, 40 percent in 2025, and 20 percent in 2026.

Given the repeal of LKE and changes to bonus depreciation, we could incur material cash tax payments in the future.

TCJA also contains other provisions impacting our ability to fully expense the costs of purchased revenue earning vehicles under Section 163(j). Generally, this provision limits the deductibility of business interest expense to a percentage of the taxpayer’s adjusted taxable income. However, as amended by TCJA, Section 163(j) taxpayers with floor plan financing are not eligible for 100% expensing of the costs of the purchased vehicles. As a result, our cash tax flows may be materially and adversely affected.

Our NOL utilization was statutorily limited under the TCJA, which limited a taxpayer's ability to use NOLs up to 80% of taxable income, disallowed the carryback of NOLs arising after 2017 and made the carryforward of NOLs indefinite. The CARES Act temporarily suspends the TCJA's 80% limitation on NOLs for tax years beginning after December 31, 2017 and before January 1, 2021. Such limitations on NOL utilization may materially impact our cash tax position.

During 2020, the IRS proposed transfer pricing adjustments to our 2014 and 2015 tax years, for which we are pursuing competent authority relief. The IRS continues to audit our 2016 tax year.

Current year to date dispositions of Hertz Global's common stock by certain significant shareholders, as disclosed in Note 16, "Related Party Transactions," to the Notes to our consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data," likely resulted in an "ownership change" as that term is defined in IRC Section 382. IRC Section 382 can limit the utilization of the federal and state NOL and tax credit carryforwards. We currently believe that this "ownership change" will not significantly impact our ability to utilize these U.S. tax attributes. However, there are numerous factors that are considered in the calculation of the IRC Section 382 limitation and, if one or several of these factors should be revised in the future, our ability to utilize our tax attributes could change.

Any Chapter 11 plan we may implement extinguishing pre-petition debt securities, a primary credit facility and certain other obligations, absent an exception, would result in CODI upon discharge of outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The IRC provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. As a result, the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings will dictate what portion of our U.S. NOL, capital loss and tax credit carryforwards, after reduction of the Tax Attributes for CODI, will be realized on emergence from Chapter 11 bankruptcy proceedings. IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings will likely be considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
corporation as of the emergence date. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish our Tax Attributes.

In 2016, the German Tax Authorities provided us with an assessment which asserted that we underreported our German taxable income for our 2005–2010 tax years based on the German Tax Authorities’ belief that certain transfer pricing matters made by the U.S. to our German entity were overstated. To avoid the double taxation resulting in these tax years from this assessment, we pursued U.S. and German competent authority relief. We expect to receive notification from the German and U.S. tax authorities within ninety (90) days from the filing date of this 2020 Annual Report that they have agreed on a resolution of the transfer pricing matter covering the 2005-2010 tax years. Upon receipt of such notification, we will reassess and, if appropriate, adjust our uncertain tax benefit related to the matter.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hertz Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hertz Global Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an adverse opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has filed for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of New Accounting Standard

As discussed in Note 10 to the consolidated financial statements the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments, effective January 1, 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
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

Calculation of Non-Program Depreciation on Revenue Earning Vehicles
Description of the Matter
For the year ended December 31, 2020, depreciation of revenue earning vehicles and lease charges was $2.032 billion, including gains and losses on disposals. As discussed in Note 2 to the consolidated financial statements, depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, the effect of these conditions on residual values at the expected time of disposal and the estimated holding period for the revenue earning vehicles. The Company’s fleet is comprised of vehicles that are subject to vehicle repurchase programs (“program vehicles”) and (“non-program vehicles”). For program vehicles, the manufacturers guarantee a specified price or depreciation rate upon disposal, versus non-program vehicles where the Company estimates the residual value of the vehicle at the expected time of disposal.

Auditing the Company’s calculation of depreciation for non-program vehicles was complex due to the significant estimation uncertainty and management judgment to determine the estimated residual values at the expected time of disposal. The significant estimation uncertainty was primarily due to management’s assumptions of future consumer demand for vehicles within their current fleet, the disposal channel of those vehicles and other external market conditions. Additionally, auditing the calculation of depreciation was challenging due to the volume of data inputs utilized in management’s calculation, including historical sales data from multiple sources at varying levels of disaggregation, along with additional data specific to the Company’s current fleet.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Valuation of Self-insured Liabilities
Description of the Matter
As disclosed in Notes 2 and 15 to the consolidated financial statements, the Company is self-insured for public liability, property damage, general liability, liability insurance supplement, and worker's compensation. The Company records liabilities for these matters based on actuarial analyses of historical claim activity and estimates of both reported accident claims not yet paid, and claims incurred but not yet reported. The estimated self-insured liabilities as of December 31, 2020 were $488 million. The actuarial analyses that determine the claims incurred but not yet reported portion of the liability balances considers a variety of factors, including the frequency and severity of losses, changes in claim reporting and resolution patterns, insurance industry practices, the regulatory environment and legal precedent.

Auditing self-insured liabilities is complex and required the involvement of our actuarial specialists due to the significant valuation uncertainty associated with the estimate, management’s application of complex judgments, and the use of actuarial methods. In addition, the self-insured liabilities estimates are sensitive to management’s assumptions, including claim frequency, actuarial evaluations of historical claim experience, and future projections of ultimate losses used in the computation of self-insured liabilities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s self-insured liabilities process. For example, we tested controls over management’s review of the assumptions outlined above that are used in the self-insured liabilities calculation and the completeness and accuracy of the data underlying the self-insured liabilities.

To test the valuation of the self-insured liabilities, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying claims data used to develop the related reserves. Furthermore, we involved our internal actuarial specialists to assist us in evaluating the models used by management and the reasonableness of assumptions used in those models (e.g., actuarial evaluations of historical claim experience and future projections of ultimate losses). We compared the Company's reserve to a range developed by our actuarial specialists based on the underlying claims data and independently selected assumptions.

Valuation of Indefinite-Lived Intangible Tradename Assets and of Goodwill related to the U.S. Rental Car Reporting Unit
Description of the Matter
As disclosed in Notes 1 and 5 to the consolidated financial statements, the Company’s indefinite-lived intangible tradename assets and goodwill related to its U.S. rental car reporting unit (U.S. RAC) totaled $2.794 billion and $1.029 billion, respectively, as of December 31, 2020. As disclosed in Notes 1 and 5 to the consolidated financial statements, indefinite-lived intangible assets and goodwill are tested for impairment on an annual basis, as of October 1, and at interim periods when circumstances require as a result of a triggering event. The Company recorded an impairment of $20 million related to the Hertz tradename in the Company’s International RAC segment.

Auditing the Company’s indefinite-lived intangible tradename assets and goodwill related to the U.S. RAC reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair values of the indefinite-lived intangible tradename assets and the U.S. RAC reporting unit as a result of the Company’s current operating performance and the current industry and economic environment in which the Company operates. The Company’s estimate of fair value for the indefinite-lived intangible tradename assets and U.S. RAC reporting unit required significant judgment to estimate the impact of declines in revenues and profitability, industry trends on future operating results, and the future cash flows expected to be generated.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Additionally, the fair value estimate of the U.S. RAC reporting unit was sensitive to significant assumptions such as forecasted annual revenue growth rates, earnings before interest, taxes, depreciation, amortization (“EBITDA”) margins, and the weighted average cost of capital. In addition, the fair value estimates of the indefinite-lived intangible tradename assets were sensitive to significant assumptions such as projected revenues, royalty rates, and discount rates. These significant assumptions are affected by expected future market or economic conditions, including the impact of COVID-19.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s indefinite-lived intangible tradename assets and goodwill impairment review processes. For example, we tested controls over management’s review of the assumptions, including assumptions related to projected financial information, as outlined above that are used in the indefinite-lived intangible tradename assets and goodwill impairment test.

To test the estimated fair value of the Company’s indefinite-lived intangible tradename assets and U.S. RAC reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions and the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, expected changes to the Company’s business model, the Company’s historical results, and other relevant factors. We assessed the historical accuracy of management’s estimates, including projected financial information, and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the indefinite-lived intangible tradename assets and U.S. RAC reporting unit that would result from hypothetical changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the Company’s model, valuation methodologies, and certain significant assumptions, such as the royalty rates and weighted average cost of capital. In addition, we inspected the Company’s reconciliation of the fair value of all reporting units to the market capitalization of the Company and assessed the results.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.
Tampa, Florida
February 26, 2021

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hertz Global Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hertz Global Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Hertz Global Holdings, Inc. and subsidiaries (the Company) have not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to information technology general controls (ITGCs) whereby the Company did not maintain effective ITGCs, specifically logical security controls over financially significant system applications. The ineffective logical security controls included user provisioning and de-provisioning and user and privileged access reviews.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated February 26, 2021 which expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
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

/s/ Ernst & Young LLP

Tampa, Florida
February 26, 2021

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hertz Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows of Hertz Global Holdings, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2018 including the related notes and schedules of (i) condensed financial information of Hertz Global Holdings, Inc. for the year ended December 31, 2018 and (ii) valuation and qualifying accounts for the year ended December 31, 2018 appearing under Item 8 (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
February 25, 2019, except for the effects of the rights offering discussed in Note 17 and the changes to segment information disclosed in Note 18, as to which the date is February 25, 2020.

We served as the Company's auditor from 1994 to 2019.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of The Hertz Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hertz Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an adverse opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has filed for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of New Accounting Standard

As discussed in Note 10 to the consolidated financial statements the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments, effective January 1, 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

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

Calculation of Non-Program Depreciation on Revenue Earning Vehicles
Description of the Matter
For the year ended December 31, 2020, depreciation of revenue earning vehicles and lease charges was $2.032 billion, including gains and losses on disposals. As discussed in Note 2 to the consolidated financial statements, depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, the effect of these conditions on residual values at the expected time of disposal and the estimated holding period for the revenue earning vehicles. The Company’s fleet is comprised of vehicles that are subject to vehicle repurchase programs (“program vehicles”) and (“non-program vehicles”). For program vehicles, the manufacturers guarantee a specified price or depreciation rate upon disposal, versus non-program vehicles where the Company estimates the residual value of the vehicle at the expected time of disposal.

Auditing the Company’s calculation of depreciation for non-program vehicles was complex due to the significant estimation uncertainty and management judgment to determine the estimated residual values at the expected time of disposal. The significant estimation uncertainty was primarily due to management’s assumptions of future consumer demand for vehicles within their current fleet, the disposal channel of those vehicles and other external market conditions. Additionally, auditing the calculation of depreciation was challenging due to the volume of data inputs utilized in management’s calculation, including historical sales data from multiple sources at varying levels of disaggregation, along with additional data specific to the Company’s current fleet.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Valuation of Self-insured Liabilities
Description of the Matter
As disclosed in Notes 2 and 15 to the consolidated financial statements, the Company is self-insured for public liability, property damage, general liability, liability insurance supplement, and worker's compensation. The Company records liabilities for these matters based on actuarial analyses of historical claim activity and estimates of both reported accident claims not yet paid, and claims incurred but not yet reported. The estimated self-insured liabilities as of December 31, 2020 were $488 million. The actuarial analyses that determine the claims incurred but not yet reported portion of the liability balances considers a variety of factors, including the frequency and severity of losses, changes in claim reporting and resolution patterns, insurance industry practices, the regulatory environment and legal precedent.

Auditing self-insured liabilities is complex and required the involvement of our actuarial specialists due to the significant valuation uncertainty associated with the estimate, management’s application of complex judgments, and the use of actuarial methods. In addition, the self-insured liabilities estimates are sensitive to management’s assumptions, including claim frequency, actuarial evaluations of historical claim experience, and future projections of ultimate losses used in the computation of self-insured liabilities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s self-insured liabilities process. For example, we tested controls over management’s review of the assumptions outlined above that are used in the self-insured liabilities calculation and the completeness and accuracy of the data underlying the self-insured liabilities.

To test the valuation of the self-insured liabilities, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying claims data used to develop the related reserves. Furthermore, we involved our internal actuarial specialists to assist us in evaluating the models used by management and the reasonableness of assumptions used in those models (e.g., actuarial evaluations of historical claim experience and future projections of ultimate losses). We compared the Company's reserve to a range developed by our actuarial specialists based on the underlying claims data and independently selected assumptions.

Valuation of Indefinite-Lived Intangible Tradename Assets and of Goodwill related to the U.S. Rental Car Reporting Unit
Description of the Matter
As disclosed in Notes 1 and 5 to the consolidated financial statements, the Company’s indefinite-lived intangible tradename assets and goodwill related to its U.S. rental car reporting unit (U.S. RAC) totaled $2.794 billion and $1.029 billion, respectively, as of December 31, 2020. As disclosed in Notes 1 and 5 to the consolidated financial statements, indefinite-lived intangible assets and goodwill are tested for impairment on an annual basis, as of October 1, and at interim periods when circumstances require as a result of a triggering event. The Company recorded an impairment of $20 million related to the Hertz tradename in the Company’s International RAC segment.

Auditing the Company’s indefinite-lived intangible tradename assets and goodwill related to the U.S. RAC reporting unit was complex and highly judgmental due to the significant estimation required to determine the fair values of the indefinite-lived intangible tradename assets and the U.S. RAC reporting unit as a result of the Company’s current operating performance and the current industry and economic environment in which the Company operates.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The Company’s estimate of fair value for the indefinite-lived intangible tradename assets and U.S. RAC reporting unit required significant judgment to estimate the impact of declines in revenues and profitability, industry trends on future operating results, and the future cash flows expected to be generated. Additionally, the fair value estimate of the U.S. RAC reporting unit was sensitive to significant assumptions such as forecasted annual revenue growth rates, earnings before interest, taxes, depreciation, amortization (“EBITDA”) margins, and the weighted average cost of capital. In addition, the fair value estimates of the indefinite-lived intangible tradename assets were sensitive to significant assumptions such as projected revenues, royalty rates, and discount rates. These significant assumptions are affected by expected future market or economic conditions, including the impact of COVID-19.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s indefinite-lived intangible tradename assets and goodwill impairment review processes. For example, we tested controls over management’s review of the assumptions, including assumptions related to projected financial information, as outlined above that are used in the indefinite-lived intangible tradename assets and goodwill impairment test.
To test the estimated fair value of the Company’s indefinite-lived intangible tradename assets and U.S. RAC reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions and the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, expected changes to the Company’s business model, the Company’s historical results, and other relevant factors. We assessed the historical accuracy of management’s estimates, including projected financial information, and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the indefinite-lived intangible tradename assets and U.S. RAC reporting unit that would result from hypothetical changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the Company’s model, valuation methodologies, and certain significant assumptions, such as royalty rates and weighted average cost of capital. In addition, we inspected the Company’s reconciliation of the fair value of all reporting units to the market capitalization of the Company and assessed the results.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.
Tampa, Florida
February 26, 2021

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of The Hertz Corporation

Opinion on Internal Control Over Financial Reporting

We have audited The Hertz Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, The Hertz Corporation and subsidiaries (the Company) have not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to information technology general controls (ITGCs) whereby the Company did not maintain effective ITGCs, specifically logical security controls over financially significant system applications. The ineffective logical security controls included user provisioning and de-provisioning and user and privileged access reviews.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated February 26, 2021 which expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

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
February 26, 2021

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
The Hertz Corporation

Opinion on the Financial Statements

We have audited the consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows of The Hertz Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2018 including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2018 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
February 25, 2019, except for the effects of the changes to segment information disclosed in Note 18, as to which the date is February 25, 2020.

We served as the Company's auditor from 1994 to 2019.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,096	$865
Restricted cash and cash equivalents:
Vehicle	50	466
Non-vehicle	361	29
Total restricted cash and cash equivalents	411	495
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,507	1,360
Receivables:
Vehicle	164	791
Non-vehicle, net of allowance of $46 and $35, respectively	613	1,049
Total receivables, net	777	1,840
Prepaid expenses and other assets	373	689
Revenue earning vehicles:
Vehicles	7,540	17,085
Less: accumulated depreciation	(1,478)	(3,296)
Total revenue earning vehicles, net	6,062	13,789
Property and equipment, net	666	757
Operating lease right-of-use assets	1,675	1,871
Intangible assets, net	2,992	3,238
Goodwill	1,045	1,083
Assets held for sale	1,811	—
Total assets(1)	$16,908	$24,627
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$29	$289
Non-vehicle	389	654
Total accounts payable	418	943
Accrued liabilities	759	1,032
Accrued taxes, net	121	150
Debt:
Vehicle	6,024	13,368
Non-vehicle	243	3,721
Total debt	6,267	17,089
Operating lease liabilities	1,636	1,848
Self-insured liabilities	488	553
Deferred income taxes, net	730	1,124
Total liabilities not subject to compromise	10,419	22,739
Liabilities subject to compromise	4,965	—
Liabilities held for sale	1,431	—
Total liabilities(1)	16,815	22,739
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 158,235,410 and 144,153,444 shares issued, respectively and 156,206,478 and 142,124,512 shares outstanding, respectively	2	1
Additional paid-in capital	3,047	3,024
Accumulated deficit	(2,681)	(967)
Accumulated other comprehensive income (loss)	(212)	(189)
Treasury stock, at cost, 2,028,932 and 2,028,932 shares, respectively	(100)	(100)
Stockholders' equity attributable to Hertz Global	56	1,769
Noncontrolling interests	37	119
Total stockholders' equity	93	1,888
Total liabilities and stockholders' equity	$16,908	$24,627
(1) Hertz Global Holdings, Inc.'s consolidated total assets as of December 31, 2020 and December 31, 2019 include total assets of VIEs of $511 million and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of December 31, 2020 and December 31, 2019 include total liabilities of VIEs of $475 million and $1.1 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Special Purpose Entities" in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 16, "Related Party Transactions," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Worldwide vehicle rental	$4,628	$9,107	$8,756
All other operations	630	672	748
Total revenues	5,258	9,779	9,504
Expenses:
Direct vehicle and operating	3,627	5,486	5,355
Depreciation of revenue earning vehicles and lease charges	2,032	2,565	2,690
Selling, general and administrative	664	969	1,017
Interest expense, net:
Vehicle	455	494	448
Non-vehicle (excludes contractual interest of $129 million for the year ended December 31, 2020)	153	311	291
Total interest expense, net	608	805	739
Intangible and other asset impairments	213	—	—
Other (income) expense, net	(9)	(59)	(40)
Reorganization items, net	175	—	—
Total expenses	7,310	9,766	9,761
Income (loss) before income taxes	(2,052)	13	(257)
Income tax (provision) benefit	329	(63)	30
Net income (loss)	(1,723)	(50)	(227)
Net (income) loss attributable to noncontrolling interests	9	(8)	2
Net income (loss) attributable to Hertz Global	$(1,714)	$(58)	$(225)
Weighted-average shares outstanding:
Basic	150	117	96
Diluted	150	117	96
Earnings (loss) per share:
Basic earnings (loss) per share	$(11.44)	$(0.49)	$(2.35)
Diluted earnings (loss) per share	$(11.44)	$(0.49)	$(2.35)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$(1,723)	$(50)	$(227)
Other comprehensive income (loss):
Foreign currency translation adjustments	(19)	6	(34)
Reclassification of foreign currency items to other (income) expense, net	—	—	(1)
Net gain (loss) on pension and postretirement benefit plans	(11)	(11)	(44)
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	13	11	5
Total other comprehensive income (loss) before income taxes	(17)	6	(74)
Income tax (provision) benefit related to pension and postretirement benefit plans	(4)	(1)	12
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	(2)	(2)	(1)
Total other comprehensive income (loss)	(23)	3	(63)
Total comprehensive income (loss)	(1,746)	(47)	(290)
Comprehensive (income) loss attributable to noncontrolling interests	9	(8)	2
Comprehensive income (loss) attributable to Hertz Global	$(1,737)	$(55)	$(288)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2017	—	84	$1	$2,243	$(506)	$(118)	2	$(100)	$1,520	$—	$1,520
Change in accounting principle	—	—	—	—	(189)	—	—	—	(189)	—	(189)
January 1, 2018 (as adjusted)	—	84	1	2,243	(695)	(118)	2	(100)	1,331	—	1,331
Net income (loss)	—	—	—	—	(225)	—	—	—	(225)	(2)	(227)
Other comprehensive income (loss)	—	—	—	—	—	(63)	—	—	(63)	—	(63)
Net settlement on vesting of restricted stock	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	—	21	—	—	—	—	21	—	21
Reclassification of income tax effects resulting from the Tax Cuts and Jobs Act	—	—	—	—	11	(11)	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	61	61
December 31, 2018	—	84	1	2,261	(909)	(192)	2	(100)	1,061	59	1,120
Net income (loss)	—	—	—	—	(58)	—	—	—	(58)	8	(50)
Other comprehensive income (loss)	—	—	—	—	—	3	—	—	3	—	3
Net settlement on vesting of restricted stock	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	—	18	—	—	—	—	18	—	18
Rights Offering, net	—	58	—	748	—	—	—	—	748	—	748
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	52	52
December 31, 2019	—	142	1	3,024	(967)	(189)	2	(100)	1,769	119	1,888
Net income (loss)	—	—	—	—	(1,714)	—	—	—	(1,714)	(9)	(1,723)
Other comprehensive income (loss)	—	—	—	—	—	(23)	—	—	(23)	—	(23)
Net settlement on vesting of restricted stock	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Stock issuance, net	—	14	1	28	—	—	—	—	29	—	29
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	(73)	(73)
December 31, 2020	—	156	$2	$3,047	$(2,681)	$(212)	2	$(100)	$56	$37	$93
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,723)	$(50)	$(227)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	2,259	2,791	2,546
Depreciation and amortization, non-vehicle	225	203	218
Amortization of deferred financing costs and debt discount (premium)	59	52	50
Loss on extinguishment of debt	5	43	22
Stock-based compensation charges	(2)	18	14
Provision for receivables allowance	94	53	35
Deferred income taxes, net	(353)	27	(66)
Intangible and other asset impairments	213	—	—
(Gain) loss on marketable securities	—	(30)	(20)
(Gain) loss on sale of non-vehicle capital assets	(24)	(39)	(1)
Other	13	(9)	7
Changes in assets and liabilities:
Non-vehicle receivables	195	(88)	(136)
Prepaid expenses and other assets	92	(8)	(23)
Operating lease right-of-use assets	366	402	—
Non-vehicle accounts payable	98	65	70
Accrued liabilities	(61)	(98)	72
Accrued taxes, net	(52)	14	(8)
Operating lease liabilities	(375)	(428)	—
Self-insured liabilities	(76)	(18)	3
Net cash provided by (used in) operating activities	953	2,900	2,556
Cash flows from investing activities:
Revenue earning vehicles expenditures	(5,542)	(13,714)	(12,493)
Proceeds from disposal of revenue earning vehicles	10,098	9,486	8,452
Non-vehicle capital asset expenditures	(98)	(224)	(177)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	60	27	51
Purchases of marketable securities	—	—	(60)
Sales of marketable securities	74	—	36
Other	(1)	—	(6)
Net cash provided by (used in) investing activities	4,591	(4,425)	(4,197)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	4,546	13,013	14,009
Repayments of vehicle debt	(10,751)	(11,530)	(12,426)
Proceeds from issuance of non-vehicle debt	1,812	3,016	557
Repayments of non-vehicle debt	(855)	(3,732)	(571)
Payment of financing costs	(75)	(53)	(47)
Early redemption premium payment	—	(34)	(19)
Proceeds from issuance of stock, net	28	—	—
Contributions from (distributions to) noncontrolling interests	(75)	49	60

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2020	2019	2018
Proceeds from Rights Offering, net	—	748	—
Other	(2)	(3)	(2)
Net cash provided by (used in) financing activities	(5,372)	1,474	1,561
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	46	1	(14)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	218	(50)	(94)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,360	1,410	1,504
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period(1)	$1,578	$1,360	$1,410

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$335	$431	$379
Non-vehicle	109	272	286
Income taxes, net of refunds	(11)	21	26
Operating lease liabilities	546	575	—
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$9	$165	$169
Sales of revenue earning vehicles included in vehicle receivables	144	667	510
Sales-type capital lease of revenue earning vehicles included in other receivables	—	—	75
Fleet payables included in liabilities subject to compromise	2	—	—
Purchases of non-vehicle capital assets included in accounts payable	7	40	42
Revenue earning vehicles and non-vehicle capital assets acquired through capital leases	32	23	21
Purchases of non-vehicle capital assets included in liabilities subject to compromise	18	—	—
Operating lease right-of-use assets obtained in exchange for lease liabilities	152	680	—

(1)     Amounts include cash and cash equivalents and restricted cash and cash equivalents which are held for sale as disclosed in Note 3, "Divestitures."
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,096	$865
Restricted cash and cash equivalents:
Vehicle	50	466
Non-vehicle	333	29
Total restricted cash and cash equivalents	383	495
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,479	1,360
Receivables:
Vehicle	164	791
Non-vehicle, net of allowance of $46 and $35, respectively	613	1,049
Total receivables, net	777	1,840
Due from Hertz Holdings	1	—
Prepaid expenses and other assets	372	689
Revenue earning vehicles:
Vehicles	7,540	17,085
Less: accumulated depreciation	(1,478)	(3,296)
Total revenue earning vehicles, net	6,062	13,789
Property and equipment, net	666	757
Operating lease right-of-use assets	1,675	1,871
Intangible assets, net	2,992	3,238
Goodwill	1,045	1,083
Assets held for sale	1,811	—
Total assets(1)	$16,880	$24,627
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Accounts payable:
Vehicle	$29	$289
Non-vehicle	389	654
Total accounts payable	418	943
Accrued liabilities	759	1,032
Accrued taxes, net	121	150
Debt:
Vehicle	6,024	13,368
Non-vehicle	243	3,721
Total debt	6,267	17,089
Operating lease liabilities	1,636	1,848
Self-insured liabilities	488	553
Deferred income taxes, net	735	1,128
Total liabilities not subject to compromise	10,424	22,743
Liabilities subject to compromise	5,030	—
Liabilities held for sale	1,431	—
Total liabilities(1)	16,885	22,743
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized, 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,953	3,955
Due from affiliate	—	(64)
Accumulated deficit	(3,783)	(1,937)
Accumulated other comprehensive income (loss)	(212)	(189)
Stockholder's equity (deficit) attributable to Hertz	(42)	1,765
Noncontrolling interests	37	119
Total stockholder's equity (deficit)	(5)	1,884
Total liabilities and stockholder's equity (deficit)	$16,880	$24,627
(1) The Hertz Corporation's consolidated total assets as of December 31, 2020 and December 31, 2019 include total assets of VIEs of $511 million and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of December 31, 2020 and December 31, 2019 include total liabilities of VIEs of $475 million and $1.1 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Special Purpose Entities" in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 16, "Related Party Transactions," for further information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Worldwide vehicle rental	$4,628	$9,107	$8,756
All other operations	630	672	748
Total revenues	5,258	9,779	9,504
Expenses:
Direct vehicle and operating	3,627	5,486	5,355
Depreciation of revenue earning vehicles and lease charges	2,032	2,565	2,690
Selling, general and administrative	664	969	1,017
Interest expense, net:
Vehicle	455	494	448
Non-vehicle (excludes contractual interest of $129 million for the year ended December 31, 2020)	151	304	284
Total interest expense, net	606	798	732
Intangible and other asset impairments	213	—	—
Write-off of intercompany loan	133	—	—
Other (income) expense, net	(9)	(59)	(40)
Reorganization items, net	175	—	—
Total expenses	7,441	9,759	9,754
Income (loss) before income taxes	(2,183)	20	(250)
Income tax (provision) benefit	328	(65)	28
Net income (loss)	(1,855)	(45)	(222)
Net (income) loss attributable to noncontrolling interests	9	(8)	2
Net income (loss) attributable to Hertz	$(1,846)	$(53)	$(220)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$(1,855)	$(45)	$(222)
Other comprehensive income (loss):
Foreign currency translation adjustments	(19)	6	(34)
Reclassification of foreign currency items to other (income) expense, net	—	—	(1)
Net gain (loss) on pension and postretirement benefit plans	(11)	(11)	(44)
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	13	11	5
Total other comprehensive income (loss) before income taxes	(17)	6	(74)
Income tax (provision) benefit related to pension and postretirement benefit plans	(4)	(1)	12
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	(2)	(2)	(1)
Total other comprehensive income (loss)	(23)	3	(63)
Total comprehensive income (loss)	(1,878)	(42)	(285)
Comprehensive (income) loss attributable to noncontrolling interests	9	(8)	2
Comprehensive income (loss) attributable to Hertz	$(1,869)	$(50)	$(283)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity (Deficit) Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2017	100	$—	$3,166	$(42)	$(1,486)	$(118)	$1,520	$—	$1,520
Change in accounting principle	—	—	—	—	(189)	—	(189)	—	(189)
January 1, 2018 (as adjusted)	100	—	3,166	(42)	(1,675)	(118)	1,331	—	1,331
Net income (loss)	—	—	—	—	(220)	—	(220)	(2)	(222)
Due from Hertz Holdings	—	—	—	(10)	—	—	(10)	—	(10)
Other comprehensive income (loss)	—	—	—	—	—	(63)	(63)	—	(63)
Reclassification of income tax effects resulting from the Tax Cuts and Jobs Act	—	—	—	—	11	(11)	—	—	—
Stock-based compensation charges	—	—	21	—	—	—	21	—	21
Other	—	—	—	—	—	—	—	61	61
December 31, 2018	100	—	3,187	(52)	(1,884)	(192)	1,059	59	1,118
Net income (loss)	—	—	—	—	(53)	—	(53)	8	(45)
Due from Hertz Holdings	—	—	—	(12)	—	—	(12)	—	(12)
Other comprehensive income (loss)	—	—	—	—	—	3	3	—	3
Stock-based compensation charges	—	—	18	—	—	—	18	—	18
Contributions from noncontrolling interests	—	—	—	—	—	—	—	52	52
Contributions from Hertz Holdings	—	—	750	—	—	—	750	—	750
December 31, 2019	100	—	3,955	(64)	(1,937)	(189)	1,765	119	1,884
Net income (loss)	—	—	—	—	(1,846)	—	(1,846)	(9)	(1,855)
Due from Hertz Holdings	—	—	—	(4)	—	—	(4)	—	(4)
Liabilities subject to compromise(1)	—	—	—	(65)	—	—	(65)	—	(65)
Write-off of intercompany loan(2)	—	—	—	133	—	—	133	—	133
Other comprehensive income (loss)	—	—	—	—	—	(23)	(23)	—	(23)
Stock-based compensation charges	—	—	(2)	—	—	—	(2)	—	(2)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(73)	(73)
December 31, 2020	100	$—	$3,953	$—	$(3,783)	$(212)	$(42)	$37	$(5)

(1)    As a result of the Chapter 11 Cases, a Pre-petition loan due to an affiliate was classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020. See Note 19, "Liabilities Subject to Compromise."
(2)    As a result of the filing of the Chapter 11 Cases, the full amount outstanding under a loan due from affiliate was deemed uncollectible and written off. See Note, 14, "Related Party Transactions."
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,855)	$(45)	$(222)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	2,259	2,791	2,546
Depreciation and amortization, non-vehicle	225	203	218
Amortization of deferred financing costs and debt discount (premium)	59	52	50
Loss on extinguishment of debt	5	43	22
Stock-based compensation charges	(2)	18	14
Provision for receivables allowance	94	53	35
Deferred income taxes, net	(353)	28	(64)
Intangible and other asset impairments	213	—	—
Write-off of intercompany loan	133	—	—
(Gain) loss on marketable securities	—	(30)	(20)
(Gain) loss on sale of non-vehicle capital assets	(24)	(39)	(1)
Other	13	(8)	7
Changes in assets and liabilities:
Non-vehicle receivables	195	(88)	(136)
Prepaid expenses and other assets	94	(8)	(23)
Operating lease right-of-use assets	366	402	—
Non-vehicle accounts payable	98	65	70
Accrued liabilities	(61)	(98)	72
Accrued taxes, net	(52)	14	(8)
Operating lease liabilities	(375)	(428)	—
Self-insured liabilities	(76)	(18)	3
Net cash provided by (used in) operating activities	956	2,907	2,563
Cash flows from investing activities:
Revenue earning vehicles expenditures	(5,542)	(13,714)	(12,493)
Proceeds from disposal of revenue earning vehicles	10,098	9,486	8,452
Non-vehicle capital asset expenditures	(98)	(224)	(177)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	60	27	51
Purchases of marketable securities	—	—	(60)
Sales of marketable securities	74	—	36
Other	(1)	—	(6)
Net cash provided by (used in) investing activities	4,591	(4,425)	(4,197)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	4,546	13,013	14,009
Repayments of vehicle debt	(10,751)	(11,530)	(12,426)

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2020	2019	2018
Proceeds from issuance of non-vehicle debt	1,812	3,016	557
Repayments of non-vehicle debt	(855)	(3,732)	(571)
Payment of financing costs	(75)	(53)	(47)
Early redemption premium payment	—	(34)	(19)
Advances to Hertz Holdings	(5)	(12)	(9)
Contributions from (distributions to) noncontrolling interests	(75)	49	60
Contributions from Hertz Holdings	—	750	—
Net cash provided by (used in) financing activities	(5,403)	1,467	1,554
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	46	1	(14)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	190	(50)	(94)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,360	1,410	1,504
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (1)	$1,550	$1,360	$1,410

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$335	$431	$379
Non-vehicle	109	272	286
Income taxes, net of refunds	(11)	21	26
Operating lease liabilities	546	575	—
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$9	$165	$169
Sales of revenue earning vehicles included in vehicle receivables	144	667	510
Sales-type capital lease of revenue earning vehicles included in other receivables	—	—	75
Fleet payables included in liabilities subject to compromise	2	—	—
Purchases of non-vehicle capital assets included in accounts payable	7	40	42
Revenue earning vehicles and non-vehicle capital assets acquired through capital leases	32	23	21
Purchases of non-vehicle capital assets included in liabilities subject to compromise	18	—	—
Operating lease right-of-use assets obtained in exchange for lease liabilities	152	680	—

(1)     Amounts include cash and cash equivalents and restricted cash and cash equivalents which are held for sale as disclosed in Note 3, "Divestitures."
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Background

Hertz Global Holdings, Inc. was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns The Hertz Corporation, Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. Hertz operates its vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from company-owned, licensee and franchisee locations in the U.S., Africa, Asia, Australia, Canada, the Caribbean, Europe, Latin America, the Middle East and New Zealand. Through its Donlen subsidiary, Hertz provides vehicle leasing and fleet management services. As disclosed in Note 3, "Divestitures," in the fourth quarter of 2020, the Company entered into a stock and asset purchase agreement to sell the Donlen Assets. Unless otherwise noted, information disclosed in these notes to the consolidated financial statements exclude the Donlen Assets.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. In response to COVID-19, local and national governments around the world instituted shelter-in-place and similar orders and travel restrictions, and airline and other travel decreased suddenly and dramatically. Despite a strong start to the year, as a result of the impact on travel demand, late in the first quarter, the Company began experiencing a high level of rental cancellations and a significant decline in forward bookings. In response, the Company began adjusting its fleet levels to reflect the reduced level of demand by leveraging its multiple used-vehicle channels and negotiating with suppliers to reduce fleet commitments.

Additionally, the Company began aggressively managing costs, including implementing employee furlough programs affecting approximately 20,000 employees worldwide to align staffing levels with the slowdown in demand. The Company (i) initiated a restructuring program affecting approximately 11,000 employees in its U.S. RAC segment and U.S. corporate operations, the majority of which were previously furloughed; (ii) actively negotiated to abate or defer its airport rent and concession payments; (iii) substantially reduced capital expenditures; (iv) eliminated discretionary marketing spend; and (v) reduced commitments to purchase vehicles by approximately $4.0 billion from original commitments in its U.S. RAC segment. See Note 11, "Restructuring" for further information regarding the restructuring program disclosed above.

Although the Company had taken aggressive action to eliminate costs, it faced significant ongoing expenses, including monthly payments under its Operating Lease with HVF, pursuant to which Hertz leases from HVF vehicles used in the Company's U.S. rental car operations. HVF II issues asset-backed notes and lends the proceeds thereof to HVF to finance the acquisition of vehicles, which are then leased to Hertz pursuant to the Operating Lease. Monthly payments under the Operating Lease are variable and significant and are subject to volatility depending upon the changes in current market value estimates of the underlying leased vehicles. During April 2020, the Company engaged in discussions with various creditors to obtain relief from its obligations to make full rent payments under its Operating Lease. While such discussions were ongoing, to preserve liquidity, on April 27, 2020, Hertz did not make certain payments, including the full rent payments, in accordance with the Operating Lease.

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

Voluntary Petitions for Bankruptcy

In connection with the expiration of the Forbearance Agreement and the Waiver Agreements described above and the continuing economic impact from COVID-19, on the Petition Date, the Debtors filed Petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered by the Bankruptcy Court under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW).

In May 2020, the Bankruptcy Court approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors and certain fees to airport authorities and provide adequate protection; (iv) continue to maintain certain customer programs; (v) maintain insurance programs; (vi) use certain cash collateral on an interim basis; (vii) honor certain obligations to franchisees; and (viii) maintain existing cash management systems.

Per the terms of the Interim Lease Order entered on July 24, 2020, the Debtors were directed to, among other things, (i) make $650 million of base rent payments under the Operating Lease to the HVF trustee in the amount of six equal monthly payments of approximately $108 million commencing in July 2020 through December 2020; (ii) dispose of at least 182,521 lease vehicles between June 1, 2020 and December 31, 2020, inclusive, where the proceeds of the dispositions, subject to certain exclusions set forth in the Interim Lease Order, were used to make payments under the Operating Lease; (iii) fund interest payments on the Operating Lease from draws on certain existing letters of credit, which are reimbursable by the Debtors; and (iv) suspended litigation relating to the Operating Lease until January 15, 2021 with all parties reserving all rights with respect to future litigation claims. For the period from June 1, 2020 through December 31, 2020, the Company disposed of approximately 198,000 lease vehicles pursuant to or otherwise in satisfaction of its vehicle disposition obligations under the Interim Lease Order.

In 2020, the Bankruptcy Court entered the Lease Rejection Orders which applied, in the aggregate, to 359 off airport and 66 airport locations in the Company's U.S. RAC segment. See Note 10, "Leases" for further information.

On January 20, 2021, the Bankruptcy Court authorized the Second Lease Order, which extended the forbearance period related to the Operating Lease to September 30, 2021, provided that the Debtors dispose of 121,510 lease vehicles, at least 113,381 of which will be non-program vehicles, and reach a minimum cumulative vehicle disposition proceeds of $2.0 billion by September 30, 2021. Additionally, the Second Lease Order directed the Debtors to (i) have no more than 157,262 lease vehicles by September 30, 2021 and (ii) make $756 million of base rent payments under the Operating Lease to the HVF trustee in the amount of nine equal monthly payments of $84 million commencing in January 2021 through September 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the Debtors' bankruptcy petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to obligations of the Debtors incurred prior to the Petition Date. Substantially all of the Debtors’ Pre-petition liabilities are subject to resolution as provided in the Bankruptcy Code.

Potential Claims

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. As part of the Chapter 11 Cases, parties believing that they have claims or causes of action against the Debtors may file proofs of claim evidencing such claims. Certain holders of Pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was on October 21, 2020, the Bar Date.

As of December 31, 2020, the Debtors have received approximately 14,600 proofs of claim in the aggregate asserted amount of approximately $104.5 billion. Such amount includes duplicate claims across multiple debtor legal entities. These claims are in the process of being reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. Additional amounts may be included in liabilities subject to compromise in future periods if the Company elects to reject executory contracts, tax claims, unexpired leases and/or other claims asserted as part of the Chapter 11 Cases. Due to the uncertain nature of many of the potential claims, the magnitude of potential claims not reasonably estimable at this time and potential claims not considered to be probable as of the balance sheet date, these claims are not currently included in liabilities subject to compromise in the accompanying consolidated balance sheet. As of the date of the issuance of this 2020 Annual Report, the Company’s assessment of the validity of claims received has not been completed. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.

Borrowing Capacity and Availability

The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of the Company's existing debt obligations. As a result of the filing of the Chapter 11 Cases, the remaining capacity under almost all of the Company's revolving credit facilities was terminated, as disclosed in Note 6, "Debt." Consequently, the proceeds of sales of vehicles which serve as collateral for such vehicle finance facilities must be applied to the payment of the related indebtedness of the Non-Debtor Financing Subsidiaries (as defined in Note 6, "Debt") and are not otherwise available to fund the Company’s operations. Additionally, the Company is precluded from accessing any of its subordinated investment in the vehicle collateral until the related defaults are waived or the third party funding under those facilities has been retired, either through the monetization of the underlying collateral or the refinancing of the related indebtedness. Proceeds from vehicle receivables, excluding manufacturer rebates, as of December 31, 2020 and ongoing vehicle sales must be applied to vehicle debt in amortization.

The Company currently has waivers related to the filing of the Chapter 11 Cases under its European ABS and U.K. Fleet Financing facility that were extended to March 5, 2021, as disclosed in Note 6, "Debt."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 12, 2020, the Bankruptcy Court entered an order authorizing Hertz and Donlen to enter into certain agreements in connection with a new asset-based securitization facility with a newly formed non-Debtor special purpose entity, DFLF. On October 16, 2020, DFLF issued the Series 2020-1 Notes in an aggregate principal amount up to $400 million pursuant to this new facility, as disclosed in Note 6, "Debt."

On October 29, 2020, the Bankruptcy Court entered an order authorizing the Debtors to obtain certain debtor-in-possession financing. In accordance with the Bankruptcy Court’s order, on October 30, 2020, Hertz, as borrower, and Hertz Global and certain of its subsidiaries located in the U.S. and Canada, in each case that are debtors in these Chapter 11 Cases, as guarantors, entered into the DIP Credit Agreement. The DIP Credit Agreement provides for DIP Loans in an aggregate amount of up to $1.65 billion, of which (i) up to $1.0 billion can be used as equity for new interim fleet financing, giving the Debtors the ability to replenish their vehicle fleet in the future, and (ii) up to $800 million can be used for working capital and general corporate purposes. The DIP Loans are available in multiple draws of at least (i) $250 million each, or (ii) the remaining available commitments if such commitments are less than $250 million. The DIP Loans bear interest at a rate of LIBOR plus 7.25% (subject to a 1.00% floor), which is reduced to LIBOR plus 6.75% upon a significant repayment of Pre-petition first lien debt. See Note 6, "Debt" for further details. On February 16, 2021, Hertz borrowed an additional $250 million as per the minimum draw requirement of the DIP Credit Agreement.

On November 24, 2020, the Bankruptcy Court entered an order authorizing the formation of HVIF and for the Debtors to obtain interim fleet financing. In accordance with the Bankruptcy Court's order, on November 25, 2020, HVIF issued the Series 2020-1 Notes in an aggregate principal amount up to $4.0 billion, as disclosed in Note 6, "Debt."

On January 13, 2021, the Bankruptcy Court entered an order authorizing the Debtors to enter into a Canadian fleet financing facility up to CAD$400 million. On January 28, 2021, TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, entered into the Funding LP Series 2021-A which provides for aggregate maximum borrowings of CAD$350 million on a revolving basis. Subject to initial availability, the initial draw of CAD$120 million was used to pay the outstanding obligations under the Funding LP Series 2015-A Notes, including any unpaid default interest.

The Company's inability to retain any proceeds from the sale of vehicles under its U.S. ABS programs means that its sources of liquidity are primarily its unrestricted cash and unrestricted cash equivalents on hand, cash generated from its operations and up to $800 million from its DIP Credit Agreement. As of December 31, 2020, the Company had $1.1 billion of unrestricted cash and unrestricted cash equivalents and approximately $1.1 billion of availability under the DIP Credit Agreement, net of the $275 million minimum liquidity requirement, for a total liquidity of $2.2 billion which the Company believes will be sufficient to fund its operations through approximately December 31, 2021, assuming it does not experience any unforeseen liquidity needs before then, which could result in the utilization of the liquidity in advance of December 31, 2021.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement a plan of reorganization, among other factors, and the realization of assets and the satisfaction of liabilities are subject to uncertainty. Further, any plan of reorganization could materially change the amounts of assets and liabilities reported in the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of the Company's financial condition, defaults under certain debt agreements as disclosed in Note 6, "Debt," and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that the Company will be able to continue as a going concern for one year from the issuance date of this 2020 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NYSE Delisting and Transfer to the OTC Market

On May 26, 2020, the Company received a letter from the staff of NYSE Regulation, Inc. that it had determined to commence proceedings to delist the common stock of Hertz Global from the NYSE in light of the Company’s disclosure on May 22, 2020 that it had commenced voluntary petitions for reorganization under Chapter 11. The Company appealed the determination in a timely manner and requested a hearing before the NYSE. On October 15, 2020, the NYSE heard the Company’s appeal. On October 29, 2020, the NYSE informed Hertz Global that its common stock was no longer suitable for listing on the NYSE and that the NYSE suspended trading of Hertz Global common stock (NYSE ticker symbol: HTZ) after the market close on October 29, 2020. Hertz Global common stock began trading exclusively on the OTC market on October 30, 2020 under the symbol "HTZGQ." On October 30, 2020, the NYSE applied to the SEC pursuant to Form 25 to remove the common stock of Hertz Global from listing and registration on the NYSE at the opening of business on November 10, 2020. Hertz Global common stock was delisted on November 10, 2020. Upon deregistration of Hertz Global common stock under Section 12(b) of the Exchange Act, Hertz Global common stock remains registered under Section 12(g) of the Exchange Act.

Note 2—Significant Accounting Policies

Accounting Principles

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP.

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

Accounting Standards Codification 852 - Reorganizations

Effective on the Petition Date, the Company applied accounting standards applicable to reorganizations, Accounting Standards Codification 852 - Reorganizations, in preparing the accompanying consolidated financial statements as of and for the year ended December 31, 2020, which requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, Pre-petition obligations of the Debtors that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 19, "Liabilities Subject to Compromise," for additional information. In addition, certain charges related to the Chapter 11 Cases are recorded as reorganization items, net in the accompanying consolidated statements of operations for the year ended December 31, 2020. See Note 20, "Reorganization Items, Net," for additional information.

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

Significant estimates inherent in the preparation of the consolidated financial statements include depreciation of revenue earning vehicles, reserves for litigation and other contingencies, accounting for income taxes and related uncertain tax positions, pension and postretirement benefit costs, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and intangible assets including goodwill, valuation of stock-based compensation, self-insured liabilities, allowance for doubtful accounts, the retail value of loyalty points, and fair value of financial instruments, among others.

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

For program vehicles, the manufacturers agree to repurchase program vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase or auction periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee on an aggregate basis the residual value of the program vehicle upon sale according to certain parameters which include the holding period, mileage and condition of the vehicles. The Company records a provision in accumulated depreciation for excess mileage and vehicle condition, as necessary, during the holding period.

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

In the impairment analysis for an indefinite-lived intangible asset, the Company compares the carrying value of the asset to its estimated fair value and recognizes an impairment charge whenever the carrying amount of the asset exceeds its estimated fair value. The estimated fair value for a tradename utilizes a relief-from-royalty income approach, which includes the Company’s revenue projections for each asset, along with assumptions for royalty rates, tax rates and WACC.

Subrogation Receivables

The Company records receivables for vehicle damage caused while a vehicle is on rent with a customer based on billed and unbilled recoveries and represents the amount of damage the Company expects to recover. Amounts recorded are estimated using a combination of actual historical data with respect to damage expense and collections and other facts and circumstances. Subrogation receivables are recorded as a contra-expense (i.e. a credit to direct vehicle and operating expense in the accompanying consolidated statements of operations) in the period in which the expense was incurred. The Company had net subrogation receivables of $67 million and $109 million which are included in non-vehicle receivables, net in the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively.

Income Taxes

The Company recognized the effects of the TCJA enacted on December 22, 2017, which created the global intangible low-tax income ("GILTI") provision that imposes U.S. tax on certain earnings of foreign subsidiaries that are subject to foreign tax below a certain threshold. GILTI taxes are recorded in current income tax expense as incurred. In 2018 and 2019, the Company asserted indefinite reinvestment on certain of its foreign earnings. As of December 31, 2020, the Company no longer asserts permanent reinvestment of foreign earnings, due to the impact from COVID-19, as disclosed in Note 1, "Background." The Company does not anticipate that the change in its assertion will have a material impact on its cash flows during the next twelve months.

Valuation Allowances

The Company’s current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain jurisdictions. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred in these jurisdictions. Accordingly, income taxes are impacted by changes in valuation allowances and the mix of earnings among jurisdictions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for its deferred tax assets is necessary. Such evidence includes the evaluation of historical cumulative earnings and losses in recent years, future reversals of deferred tax liabilities, the availability of carry forwards and the remaining period of the respective carry forward, future taxable income (exclusive of the reversal of temporary differences and carryforwards), and any applicable tax-planning strategies that are available.

If, based on the weight of the evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded. If operating results improve or decline on a continual basis in a particular jurisdiction, the Company’s decision regarding the need for a valuation allowance could change resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments, which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities.

Uncertain Tax Positions

The calculation of the Company’s gross unrecognized tax benefits and liabilities includes uncertainties in the application of, and changes in, complex tax regulations in a multitude of jurisdictions across its global operations. The Company recognizes tax benefits and liabilities based on its estimates of whether, and the extent to which, additional taxes will be due. The Company adjusts these benefits and liabilities based on changing facts and circumstances; however, due to the complexity of these uncertainties and the impact of tax audits, the ultimate resolutions may differ significantly from the Company’s estimates.

Revenue Recognition

In February 2016, the FASB issued guidance that replaced the existing lease guidance in U.S. GAAP and in 2018 and 2019 issued amendments and updates to the new lease standard (collectively "Topic 842"). Upon adoption of Topic 842, on January 1, 2019, the Company accounts for revenue earned from vehicle rentals and rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset under Topic 842. Prior to the adoption of Topic 842, the Company accounted for such revenue under Revenue from Contracts with Customers ("Topic 606"). As such, vehicle rental and rental related revenue is recognized under Topic 842 for the years ended December 31, 2020 and December 31, 2019, and under Topic 606 for the year ended December 31, 2018. The policy that follows herein is applicable under Topics 842 and 606 unless otherwise noted.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Licensee Revenue

The Company has franchise agreements which allow an independent entity to rent their vehicles under the Company’s brands, primarily Hertz, Dollar or Thrifty, for a franchise fee. Franchise fees are earned over time for the duration of the franchise agreement and are typically based on the larger of a minimum payment or an amount representing a percentage of net sales of the franchised business. Under Topic 606 franchise fees are recognized as earned and when collectability is reasonably assured. Franchise fees that relate to a future contract term, such as initial fees or renewal fees, are deferred and recognized over the term of the franchise agreement.

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

Fleet Leasing and Fleet Management Revenue

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less. The Company's cash and cash equivalents are invested in various investment grade institutional money market funds, and bank money market and interest bearing accounts.

Restricted cash and restricted cash equivalents includes cash and cash equivalents that are not readily available for use in the Company's operating activities. Restricted cash and restricted cash equivalents are primarily comprised of proceeds from the disposition of vehicles pledged under the terms of vehicle debt financing arrangements and is restricted for the purchase of revenue earning vehicles and other specified uses under the vehicle debt facilities, cash utilized as credit enhancement under those arrangements, and certain cash accounts supporting regulatory reserve requirements related to the Company's self-insurance. As a result of the filing of the Chapter 11 Cases, the Company has multiple segregated bank accounts, some of which can only be accessed upon approval by the Bankruptcy Court, and cash collateral accounts for certain purposes. These funds are primarily held in demand deposit and money market accounts or in highly rated money market funds with investments primarily in government and corporate obligations.

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

Receivables, Net of Allowance

Receivables are stated net of allowances and primarily represent credit extended to vehicle manufacturers, customers that satisfy defined credit criteria, and amounts due from customers resulting from damage to rental vehicles. The estimate of the allowance for doubtful accounts is based on the Company's future expected losses and its judgement as to the likelihood of ultimate payment. Actual receivables are written-off against the allowance for doubtful accounts when the Company determines the balance will not be collected. Estimates for future credit memos are based on historical experience and are reflected as reductions to revenue, while bad debt expense is reflected as a component of direct vehicle and operating expense in the accompanying consolidated statements of operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment, Net

The Company's property and equipment, net consists of the following:

(In millions)	December 31, 2020	December 31, 2019
Land, buildings and leasehold improvements	$1,277	$1,271
Service vehicles, equipment and furniture and fixtures	761	798
Less: accumulated depreciation	(1,372)	(1,312)
Total property and equipment, net	$666	$757

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

Depreciation expense for property and equipment, net for the years ended December 31, 2020, 2019 and 2018 was $129 million, $122 million and $129 million, respectively.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Advertising

Advertising and sales promotion costs are expensed the first time the advertising or sales promotion takes place. Advertising costs are reflected as a component of selling, general and administrative expenses in the accompanying

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
consolidated statements of operations and for the years ended December 31, 2020, 2019 and 2018 were $112 million, $318 million and $238 million, respectively.

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

The Company has hosting arrangements in connection with its Enterprise Resource Planning systems. Prior to the adoption of this guidance, the Company capitalized certain implementation costs for its hosting arrangements in intangible assets, net, in the accompanying consolidated balance sheet as of December 31, 2019. Subsequent to the adoption of this guidance on January 1, 2020, the Company records implementation fees incurred in connection with its hosting arrangements in prepaid expenses and other assets in the accompanying consolidated balance sheet as of December 31, 2020.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes by removing certain exceptions in existing guidance and improves consistency in application by clarifying and amending existing guidance. This guidance is effective for annual periods beginning after December 15, 2020, and interim periods within those annual periods. On July 1, 2020, the Company adopted this guidance early, as permitted, on a

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
prospective basis, where adjustments as of January 1, 2020 were not material; therefore, adoption of this guidance had no material impact on the Company's financial position, results of operations or cash flows.

Facilitation of the Effects of Reference Rate Reform

In March 2020, the FASB issued guidance that provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform initiatives. This guidance is effective beginning March 12, 2020 through December 31, 2022 where the transition method varies depending upon the specific expedient or exception. On December 31, 2020, the Company early adopted on a prospective basis, as permitted, the optional practical expedient for contract modification for all debt and lease agreements under Topics 470 and 842. The Company continues to work with its lenders in identifying reference rate transition options and expected timing for new rates to be implemented into existing agreements. At the time of this filing, the adoption of this guidance had no material impact on the Company's financial position, results of operations or cash flows.

Note 3—Divestitures

Donlen Asset Sale

In November 2020, the Company entered into a stock and asset purchase agreement (the "Purchase Agreement") with Freedom Acquirer LLC (the "Buyer"), an affiliate of Athene Holding Ltd., to sell substantially all of the assets of its wholly-owned subsidiary Donlen. At the closing, the Buyer will pay approximately $825 million in cash, subject to adjustments based on the level of assumed indebtedness, working capital and fleet equity. Within three business days of the execution of the Purchase Agreement, the Buyer made a good faith deposit of $82.5 million into a deposit escrow that will either (i) be credited to the purchase price payable at the closing and released to the Company, (ii) be released to the Company upon termination of the Purchase Agreement in certain circumstances in which the Buyer has breached the Purchase Agreement or (iii) be released to the Buyer if the Purchase Agreement is terminated for other reasons. A hearing is scheduled on March 1, 2021 with the Bankruptcy Court for final approval of the sale.

The assets and liabilities of Donlen, included in the Company's All Other Operations segment, to be included in the sale have been classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2020. Assets and liabilities classified as held for sale are required to be recorded at the lower of the carrying value

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
or fair value less any costs to sell. The major classes of assets and liabilities held for sale as of December 31, 2020 are presented below at their carrying value.

(in millions)	December 31, 2020
ASSETS
Cash and cash equivalents	$3
Restricted cash and cash equivalents	68
Receivables, net	207
Prepaid expenses and other assets	28
Revenue earning vehicles, net	1,432
Property and equipment, net	6
Operating lease right-of-use assets	2
Intangible assets, net	29
Goodwill	36
Total assets held for sale	$1,811
LIABILITIES
Accounts payable	$76
Accrued liabilities	19
Accrued taxes, net	3
Vehicle debt	1,327
Operating lease liabilities	6
Total liabilities held for sale	$1,431

Sale of Non-vehicle Capital Assets

In 2019, the Company completed the sale of certain non-vehicle capital assets in its U.S. Rental Car segment (the "Non-Vehicle Asset Sale") and recognized a $39 million pre-tax gain on the sale which is included in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2019. In 2020, the Company received additional cash from the Non-Vehicle Asset Sale and recognized an additional $20 million pre-tax gain on the sale, which is included in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2020.

Sale of Marketable Securities

In 2020, the Company sold marketable securities for $74 million and recognized an immaterial gain on the sale in its corporate operations, which is included in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

	December 31,
(In millions)	2020	2019
Revenue earning vehicles	$7,492	$16,626
Less accumulated depreciation	(1,467)	(3,159)
	6,025	13,467
Revenue earning vehicles held for sale, net(1)	37	322
Revenue earning vehicles, net	$6,062	$13,789

(1)    Represents the carrying amount of vehicles currently placed on the Company's retail lots for sale or actively in the process of being sold through other disposition channels.

Note 5—Goodwill and Intangible Assets, Net

Technology-related Intangible and Other Assets

Due to uncertainty surrounding the Company's financial ability to complete certain information technology projects as a result of COVID-19 and the filing of the Chapter 11 Cases, as disclosed in Note 1, "Background," the Company concluded in the second quarter of 2020 that there was an impairment of such technology-related intangible assets and capitalized cloud computing implementation costs. In the second quarter of 2020, the Company recorded an impairment charge of $193 million in its corporate operations, representing an impairment of the carrying value of the abandoned portion of such assets as of June 30, 2020 of $124 million and $69 million of technology-related intangible assets and other assets, respectively.

Recoverability of Goodwill and Indefinite-lived Intangible Assets

The Company tests the recoverability of its goodwill and indefinite-lived intangible assets by performing an impairment analysis on an annual basis, as of October 1, and at interim periods when circumstances require as a result of a triggering event, as defined by ASC 350. The Company considered factors such as, but not limited to, its expectations of projected revenues, expenses and cash flows, reflecting the expected duration and extent of impact to its business, customers, economy and the travel industry from COVID-19, and the impact of the Chapter 11 Cases.

The Company performed the goodwill impairment analyses using the income approach, a measurement using level 3 inputs under the U.S. GAAP fair value hierarchy. In performing the impairment analyses, the weighted-average cost of capital used in the discounted cash flow model was calculated based upon the fair value of the Company's debt and stock price with a debt to equity ratio comparable to the vehicle rental car industry. This present value model requires management to estimate future cash flows and forecasted earnings before interest, taxes, depreciation and amortization ("EBITDA") margins and capital investments of each reporting unit. The assumptions the Company used to estimate future cash flows and EBITDA margins are consistent with the assumptions that the reporting units use for internal planning purposes, which the Company believes would be generally consistent with that of a market participant. The discount rate used for each reporting unit ranged from 12.5% to 14.0%. All reporting units that have goodwill were noted to have a fair value that exceeded their carrying values. Each of the Company's reporting units had fair values that exceeded their respective carrying values by more than 20%.

The Company performed the intangible impairment analyses for indefinite-lived intangible assets using the relief-from-royalty income approach, a measurement using level 3 inputs under the U.S. GAAP fair value hierarchy. The Company considered consistent factors as described above related to goodwill in addition to royalty rates. The assumptions the Company uses to estimate royalty rates are consistent with the assumptions that the reporting units use for internal planning purposes, which the Company believes would be generally consistent with that of a market participant. The discount rate used for each indefinite-lived intangible ranged from 13% to 14.0%. All

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
indefinite-lived intangibles were noted to have a fair value that exceeded their carrying values, except for the Hertz tradename in the Company's International RAC segment where the Company recorded an impairment charge of $20 million. Each of the Company's other indefinite-lived intangible assets had fair values that exceeded their respective carrying values by more than 10%, except in the Company’s U.S. RAC segment which was in excess by 7% of the carrying value of $934 million.

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

Goodwill

The following summarizes the changes in the Company's goodwill, by segment:

(In millions)	U.S. Rental Car	International Rental Car	All Other Operations	Total
Balance as of January 1, 2020
Goodwill	$1,029	$236	$36	$1,301
Accumulated impairment losses	—	(218)	—	(218)
	1,029	18	36	1,083
Goodwill acquired and other changes during the period(1)	—	(2)	(36)	(38)
	—	(2)	(36)	(38)
Balance as of December 31, 2020
Goodwill	1,029	236	—	1,265
Accumulated impairment losses	—	(220)	—	(220)
	$1,029	$16	$—	$1,045

(1)Goodwill associated with the Company's All Other Operations segment, was classified as held for sale as of December 31, 2020, as disclosed in Note 3, "Divestitures."

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net

Intangible assets, net, consisted of the following major classes:

	December 31, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$268	$(268)	$—
Concession rights	414	(371)	43
Technology-related intangibles(1)	359	(232)	127
Other(2)	60	(56)	4
Total	1,101	(927)	174
Indefinite-lived intangible assets:
Tradenames	2,794	—	2,794
Other(3)	24	—	24
Total	2,818	—	2,818
Total intangible assets, net	$3,919	$(927)	$2,992

	December 31, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$333	$(313)	$20
Concession rights	414	(324)	90
Technology-related intangibles(1)	515	(236)	279
Other(2)	74	(64)	10
Total	1,336	(937)	399
Indefinite-lived intangible assets:
Tradenames	2,814	—	2,814
Other(3)	25	—	25
Total	2,839	—	2,839
Total intangible assets, net	$4,175	$(937)	$3,238

(1)    Technology-related intangibles include software not yet placed into service.
(2)     Other amortizable intangible assets primarily include reacquired franchise rights.
(3)     Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

	Years Ended December 31,
(In millions)	2020	2019	2018
Amortization of intangible assets	$96	$81	$89

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company's expected amortization expense based on its amortizable intangible assets as of December 31, 2020:

(In millions)
2021	$85
2022	33
2023	24
2024	17
2025	7
After 2025	8
Total expected amortization expense	$174

Note 6—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions):

Facility	Weighted-Average Interest Rate as of December 31, 2020	Fixed or Floating Interest Rate	Maturity	December 31, 2020	December 31, 2019
Non-Vehicle Debt
Senior Term Loan(1)		Floating	6/2023	$—	$660
Senior RCF(1)		Floating	6/2021	—	—
Senior Notes(1)(2)		Fixed	10/2022-1/2028	—	2,700
Senior Second Priority Secured Notes(1)		Fixed	6/2022	—	350
Senior Secured Superpriority Debtor-in-Possession Credit Agreement	8.53%	Floating	12/2021	250	—
Promissory Notes(1)		Fixed	1/2028	—	27
Other Non-Vehicle Debt	7.26%	Fixed	Various	18	18
Unamortized Debt Issuance Costs and Net (Discount) Premium				(25)	(34)
Total Non-Vehicle Debt Not Subject to Compromise				243	3,721
Non-Vehicle Debt Subject to Compromise
Senior Term Loan	3.50%	Floating	6/2023	656	—
Senior RCF	3.41%	Floating	6/2021	615	—
Senior Notes(2)	6.11%	Fixed	10/2022-1/2028	2,700	—
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	350	—
Promissory Notes	7.00%	Fixed	1/2028	27	—
Alternative Letter of Credit Facility(6)	5.25%	Floating	11/2023	114	—
Senior RCF Letter of Credit Facility	5.50%	Floating	6/2021	17	—
Unamortized Debt Issuance Costs and Net (Discount) Premium				(36)	—
Total Non-Vehicle Debt Subject to Compromise				4,443	—
Vehicle Debt
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(3)(6)	3.39%	Floating	3/2022	1,940	2,644
				1,940	2,644

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility	Weighted-Average Interest Rate as of December 31, 2020	Fixed or Floating Interest Rate	Maturity	December 31, 2020	December 31, 2019
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-1(3)	N/A	N/A	N/A	—	780
HVF II Series 2015-3(3)	3.64%	Fixed	9/2020	163	371
HVF II Series 2016-2(3)	3.98%	Fixed	3/2021	263	595
HVF II Series 2016-4(3)	3.65%	Fixed	7/2021	187	424
HVF II Series 2017-1(3)	3.91%	Fixed	10/2020	199	450
HVF II Series 2017-2(3)	4.31%	Fixed	10/2022	164	350
HVF II Series 2018-1(3)	3.86%	Fixed	2/2023	468	1,000
HVF II Series 2018-2(3)	4.31%	Fixed	6/2021	94	200
HVF II Series 2018-3(3)	4.62%	Fixed	7/2023	95	200
HVF II Series 2019-1(3)	4.37%	Fixed	3/2022	330	700
HVF II Series 2019-2(3)	3.98%	Fixed	5/2024	354	750
HVF II Series 2019-3(3)	3.22%	Fixed	12/2024	352	800
				2,669	6,620
Donlen U.S. ABS Program
HFLF U.S. ABS Program
HFLF Variable Funding Notes
HFLF Series 2013-2(4)(6)	6.12%	Floating	1/2021-6/2022	—	286
				—	286
HFLF Medium Term Notes
HFLF Series 2016-1(4)	N/A	N/A	N/A	—	34
HFLF Series 2017-1(4)	2.94%	Both	1/2021-8/2022	—	229
HFLF Series 2018-1(4)	2.74%	Both	1/2021-8/2022	—	462
HFLF Series 2019-1(4)	2.31%	Both	1/2021-8/2022	—	650
				—	1,375
Vehicle Debt - Other
U.S. Vehicle RCF	N/A	N/A	N/A	—	146
European Vehicle Notes(5)	5.07%	Fixed	10/2021-3/2023	888	810
European ABS(3)	1.60%	Floating	11/2021	263	766
Hertz Canadian Securitization(3)(6)	3.67%	Floating	3/2021	53	241
Donlen Canadian Securitization(3)	1.54%	Floating	12/2022	—	24
Australian Securitization(3)	1.67%	Floating	6/2021	97	177
New Zealand RCF	2.91%	Floating	6/2021	35	50
U.K. Financing Facility	3.01%	Floating	1/2021-11/2023	105	247
Other Vehicle Debt	3.52%	Floating	1/2021-11/2024	37	29
				1,478	2,490
Unamortized Debt Issuance Costs and Net (Discount) Premium				(63)	(47)
Total Vehicle Debt Not Subject to Compromise				6,024	13,368
Total Debt Not Subject to Compromise				$6,267	$17,089
N/A - Not applicable

(1)As a result of filing the Chapter 11 Cases, certain debt was classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020. The weighted-average interest rate for such debt is disclosed in subsequent rows under "non-vehicle debt subject to compromise."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below which are included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	December 31, 2020	December 31, 2019
6.250% Senior Notes due October 2022	$500	$500
5.500% Senior Notes due October 2024	800	800
7.125% Senior Notes due August 2026	500	500
6.000% Senior Notes due January 2028	900	900
	$2,700	$2,700

(3)     Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness originally expected the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full. While HVF II remains in an amortization event, as described below, the expected maturity will deviate from its stated, contractual maturity date during amortization as payoff is based on the sale of the underlying vehicles and the pro-rata application of those proceeds across all outstanding HVF II Series of Notes in accordance with their seniority. During the amortization event, the ultimate maturity of the notes will depend upon the length of time the underlying vehicle collateral is sold or the timing of the refinancing of the notes.
(4)    In the case of the HFLF Medium Term Notes, such notes are repayable from cash flows derived from third-party leases comprising the underlying HFLF collateral pool. As a result of the Chapter 11 Cases and the resulting amortization events, as described below, the revolving period for all series was terminated and are amortizing monthly by an amount equal to the lease collections payable to that series and the maturity date referenced for each series of HFLF Medium Term Notes represents the date by which Hertz expects such series of notes to be repaid in full, which is based upon the contractual amortization of the underlying leases as well as the assumed rate of prepayments of such leases. Such maturity reference is to the “expected final maturity date” as opposed to the subsequent “legal final maturity date.” The legal final maturity date is the date on which the relevant indebtedness is legally due and payable. Although the underlying lease cash flows that support the repayment of the HFLF Medium Term Notes may vary, the cash flows generally are expected to approximate a straight-line amortization of the related notes from the initial maturity date through the expected final maturity date.
(5)    References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly-owned subsidiary of Hertz organized under the laws of the Netherlands ("Hertz Netherlands"), unsecured senior notes (converted from Euros to U.S. dollars at a rate of 1.22 to 1 and 1.12 to 1 as of December 31, 2020 and 2019, respectively) set forth in the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicle Notes	December 31, 2020	December 31, 2019
4.125% Senior Notes due October 2021	$276	$251
5.500% Senior Notes due March 2023	612	559
	$888	$810

(6)    Includes default interest which is comprised of an increase in the contractual spread.

Chapter 11

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," and as noted in the table above, the Company reclassified certain of its non-vehicle debt instruments, net of deferred financing costs, discounts and premiums, as applicable, to liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020. The Company has suspended accruing and paying interest and amortizing deferred financing costs, discounts and premiums, as applicable, on the Senior Notes, Promissory Notes and Alternative Letter of Credit Facility, as of the Petition Date. The Company is continuing to pay in cash an amount equal to the monthly interest at the non-default rate for the Senior Term Loan and Senior RCF (collectively, "the First Lien Facilities"), and has suspended amortizing the associated deferred financing costs, discounts and premiums for the First Lien Facilities, as applicable, as of the Petition Date. On November 3, 2020, as directed by the Bankruptcy Court in an order dated October 29, 2020, the Company paid in cash an amount equal to the monthly interest that would have accrued on the First Lien Facilities during the period May 1, 2020 through June 30, 2020 upon entry of the DIP Order as defined below. On December 1, 2020, as directed by the Bankruptcy Court in an order dated August 25, 2020, the Company paid in cash an amount equal to half of the interest that would have accrued on the Senior Second Priority Secured Notes during the period July 1, 2020 through November 30, 2020 with the remaining half paid in kind as of December 31, 2020. On February 4, 2021, as directed by the Bankruptcy Court, the Company will continue to pay half of the interest on the Senior Second Priority Secured Notes with the remaining half paid in kind.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ obligations under the Senior Term Loan, the Senior RCF, the U.S. Vehicle RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility. Additionally, the filing triggered defaults, termination events and/or amortization events under certain obligations of (i) Hertz International Limited, Hertz Netherlands and the direct and indirect subsidiary companies located outside of the U.S. and Canada (collectively the "International Subsidiaries") (some of which were waived or amended, subject to certain time limitations, as disclosed further below), and (ii) HVF, HVF II, HFLF and certain other vehicle financing subsidiaries (collectively the "Non-Debtor Financing Subsidiaries").

Non-Vehicle Debt

Senior Secured Superpriority Debtor-in-Possession Credit Agreement

On October 15, 2020, Hertz entered into a commitment letter for debtor-in-possession financing with the holders of a majority in aggregate outstanding amount of its Pre-petition first-lien debt (collectively, the “Initial Commitment Parties”) pursuant to which the Initial Commitment Parties committed to backstop the DIP Credit Agreement in an aggregate amount of $1.65 billion, subject to the terms and conditions set forth in the initial commitment letter. The initial commitment letter was amended on October 28, 2020 to add certain additional commitment parties.

On October 29, 2020, the Bankruptcy Court entered an order authorizing the Debtors to obtain certain debtor-in-possession financing (the "DIP Order"). In accordance with the Bankruptcy Court’s order, on October 30, 2020, Hertz, as borrower, and Hertz Global and certain of its subsidiaries located in the U.S. and Canada, in each case that are debtors in these Chapter 11 Cases, as guarantors (collectively, the "DIP Debtors"), entered into the DIP Credit Agreement with the financial institutions identified therein as lenders and Barclays Bank PLC as administrative agent. The DIP Credit Agreement provides for DIP Loans, of which (i) up to $1.0 billion can be used as equity for new interim fleet financing, giving the DIP Debtors the ability to replenish their vehicle fleet in the future, and (ii) up to $800 million can be used for working capital and general corporate purposes. The DIP Loans are available in multiple draws of at least (i) $250 million each, or (ii) the remaining available commitments if such commitments are less than $250 million. The DIP Loans bear interest at a rate of LIBOR plus 7.25% (subject to a 1.00% floor), which is reduced to LIBOR plus 6.75% upon a significant repayment of Pre-petition first lien debt.

The DIP Credit Agreement matures on December 31, 2021 and has limited covenants and events of default, including one milestone requiring the filing of a plan of reorganization by August 1, 2021. The DIP Credit Agreement will be secured by first priority liens on substantially all of the DIP Debtors’ assets (subject to certain exclusions) and has the support of the requisite majority of the DIP Debtors’ first lien Pre-petition debt to allow for consensual priming of existing liens. The DIP Credit Agreement does not contain a roll-up or cross-collateralization of Pre-petition debt or otherwise dictate how Pre-petition claims will be addressed in a plan of reorganization.

The DIP Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the loan parties and their subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of junior or Pre-petition indebtedness, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP Credit Agreement also includes conditions precedent, representations and warranties, mandatory prepayments, affirmative covenants and events of default customary for financings of this type. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, the appointment of a trustee pursuant to Chapter 11, and certain other events related to the impairment of the lenders’ rights or liens granted under the DIP Credit Agreement.

In November 2020, the Company drew $250 million from the DIP Credit Agreement and Hertz utilized $50 million of the draw to make a capital contribution to HVIF in order to pay fees associated with the issuance of the HVIF Series 2020-1 Notes, as defined below. On February 16, 2021, Hertz borrowed an additional $250 million as per the minimum draw requirements of the DIP Credit Agreement.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Senior Notes

In August 2019, Hertz issued $500 million in aggregate principal amount of 7.125% Senior Notes due August 2026 (the "2026 Notes"). Hertz utilized proceeds from the issuance of the 2026 Notes, together with net proceeds from the Rights Offering, as described in Note 17, "Equity and Earnings (Loss) Per Share - Hertz Global," to redeem all $700 million of the outstanding 5.875% Senior Notes due 2020 and all $500 million of the outstanding 7.375% Senior Notes due 2021.

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

HVF II U.S. ABS Program

HVF II, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, is the issuer of variable funding notes and medium term notes under the HVF II U.S. ABS Program. HVF II has entered into a base indenture that permits it to issue term and revolving rental vehicle asset-backed securities, secured by one or more shared or segregated collateral pools consisting primarily of portions of the rental vehicles used in the Company's U.S. vehicle rental operations and contractual rights related to such vehicles that have been allocated as the ultimate indirect collateral for HVF II's financings. Within each series of HVF II U.S. Vehicle Medium Term Notes there is subordination based on class. The assets of HVF II and HVF II GP Corp. are owned by HVF II and HVF II GP Corp., respectively, and are not available to satisfy the claims of Hertz’s general creditors.

As a result of the failure to make the full rent payments on April 27, 2020, an amortization event was in effect as of May 5, 2020 for all series of notes issued by HVF II and a liquidation event was in effect with respect to the Series 2013-A Notes issued by HVF II. As a result of the amortization event, proceeds from the sales of vehicles that collateralize the notes issued by HVF II must be primarily applied to the payment of principal and are allocated on what approximates a pro rata basis to the reduction of principal on the basis of seniority by class. As disclosed in Note 1, "Background," per the terms of the Interim Lease Order entered on July 24, 2020, the Debtors, as directed, made $650 million of base rent payments under the Operating Lease to the HVF trustee in the amount of six equal monthly payments of approximately $108 million commencing in July 2020 through December 2020. On January 20, 2021, the Bankruptcy Court entered the Second Lease Order, which directed the Debtors, among other things, to make $756 million of base rent payments under the Operating Lease to the HVF trustee in the amount of nine equal monthly payments of $84 million commencing in January 2021 through September 2021. The parties have agreed to defer litigation related to the Operating Lease until September 30, 2021. HVF II is accruing default interest on the HVF II Variable Funding Notes and accruing non-default interest on the U.S. Vehicle Medium Term Notes. Non-default interest is being paid on the HVF II Variable Funding Notes and the U.S. Vehicle Medium Term Notes from funds drawn on existing letter of credit facilities, as described below.

HVF II U.S. Vehicle Variable Funding Notes

HVF II Series 2013-A Notes: In February 2019, HVF II extended the maturities of $3.4 billion of existing commitments under the HVF II Series 2013-A Notes from March 2020 to March 2021, added $400 million in new

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
commitments and terminated the HVF II Series 2013-B Notes, transitioning $300 million in commitments to the HVF II Series 2013-A Notes. In May 2019, HVF II increased the commitments of the HVF II Series 2013 Notes by $40 million such that after giving effect to such commitments the maximum principal amount was approximately $4.1 billion.

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

HVF II Series 2019-3 Notes: In November 2019, HVF II issued the Series 2019-3 Rental Car Asset Backed Notes, Class A, Class B, Class C and Class D in an aggregate principal amount of $800 million. The Class D notes initially were purchased by an affiliate of HVF II and in December 2019, were sold to a third party.

HVF II Series 2017-2 and Various Series 2018 and 2019 Class D Notes: In March 2020, HVF II sold the below notes to third parties, which it had acquired at the time of the respective initial offerings and which were previously eliminated in consolidation.

(In millions)	Aggregate Principal Amount
HVF II Series 2017-2 Class D Notes	$20
HVF II Series 2018-1 Class D Notes	58
HVF II Series 2018-2 Class D Notes	13
HVF II Series 2018-3 Class D Notes	13
HVF II Series 2019-1 Class D Notes	45
HVF II Series 2019-2 Class D Notes	49
Total	$198

HVIF U.S. ABS Program

On November 24, 2020, the Bankruptcy Court entered an order authorizing the Debtors to obtain interim fleet financing and the formation of HVIF. In accordance with the Bankruptcy Court's order, on November 25, 2020, HVIF issued the Series 2020-1 Rental Car Asset Backed Notes, Class A and Class B (collectively, the "HVIF Series 2020-1 Notes") in an aggregate principal amount of $4.0 billion to unaffiliated third parties. The HVIF Series 2020-1 Notes are comprised of $3.5 billion aggregate principal amount of Series 2020-1 3.00% Class A Notes and $500 million aggregate principal of Series 2020-1 3.75% Class B Notes. The HVIF Series 2020-1 Notes have a maturity date of November 24, 2021. The Class B Notes are subordinated to the Class A Notes. There were no notes issued as of December 31, 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The HVIF Series 2020-1 Notes are restricted to be drawn upon if the utilization of the vehicles that serve as collateral falls below 55%.

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

The filing of the Chapter 11 Cases triggered an amortization event under the HFLF Variable Funding Notes and the HFLF Medium Term Notes. As a result, the remaining commitments under the HFLF Series 2013-2 Notes were terminated and, while the amortization events continue, proceeds from lease payments and from the sales of vehicles that collateralize the notes issued by HFLF must be applied to the reduction of principal and payment of interest on the notes. The principal will be allocated on approximately a pro rata basis and distributed to the note holders on the basis of seniority by class. HFLF is accruing default interest on the HFLF Variable Funding Notes, while non-default interest is being paid on the HFLF Variable Funding Notes and the HFLF Medium Term Notes.

HFLF Variable Funding Notes

In February 2020, HFLF amended the HFLF Series 2013-2 Notes to extend the end of the revolving period from March 2021 to March 2022 and increased the commitments thereunder by $100 million, such that the aggregate maximum borrowings of the HFLF Series 2013-2 Notes increased to $600 million. As a result of the pending sale of the Donlen Assets, the amount outstanding of $316 million has been classified as liabilities held for sale in the accompanying consolidated balance sheet as of December 31, 2020, as disclosed in Note 3, "Divestitures."
HFLF Medium Term Notes

HFLF Series 2019-1 Notes: In May 2019, HFLF issued the Series 2019-1 Asset Backed Notes, Class A, Class B, Class C, Class D and Class E in an aggregate principal amount of $650 million. The HFLF Series 2019-1 Notes are fixed rate, except for the Class A-1 Notes, which are floating rate and carry an interest rate based upon a spread to one-month LIBOR. As a result of the pending sale of the Donlen Assets, the amount outstanding of $734 million has been classified as liabilities held for sale in the accompanying consolidated balance sheet as of December 31, 2020, as disclosed in Note 3, "Divestitures."

DFLF Variable Funding Notes

On October 12, 2020, the Bankruptcy Court entered an order authorizing Hertz and Donlen to enter into certain agreements in connection with DFLF. On October 16, 2020, DFLF issued the Series 2020-1 Notes to offset funding needs created by the amortization of the HFLF Variable Funding Notes, where DFLF will fund lease originations going forward. As of December 31, 2020, DFLF has access to up to $400 million of available funding, subject to certain conditions, and $300 million of committed funding available which increases by a minimum of $50 million per month, subject to the payment of incremental up-front fees. As a result of the pending sale of the Donlen Assets, the amount outstanding of $250 million has been classified as liabilities held for sale in the accompanying consolidated balance sheet as of December 31, 2020, as disclosed in Note 3, "Divestitures."

Vehicle Debt-Other

The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of the Company's existing debt obligations, as described below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Vehicle Revolving Credit Facility

In August 2020, Hertz terminated the U.S. vehicle revolving credit facility by utilizing available cash to pay in full amounts outstanding of $93 million.

European Vehicle Notes

The European Vehicle Notes are the primary vehicle financing facility for the Company's vehicle rental operations in Italy, Belgium and Luxembourg and finances a portion of its assets in the United Kingdom, France, The Netherlands, Spain and Germany. The agreements governing the European Vehicle Notes contain covenants that apply to the Hertz credit group similar to those for the Senior Notes. The terms of the European Vehicle Notes permit Hertz Netherlands to incur additional indebtedness that would be pari passu with the European Vehicle Notes.

Hertz Netherlands and certain other international subsidiaries entered into a limited forbearance and lock-up agreement (the “Lock-up Agreement”), as extended, in respect of the European Vehicle Notes pursuant to which the majority noteholders agreed not to take action in respect of any default or event of default that could have resulted from the Chapter 11 Cases, in order to support a transaction set-forth in the Lock-up Agreement, and to be implemented by a scheme of arrangement (subject to conditions and approvals), subsequent to the waiver expiration on December 31, 2020. The transaction set out in the Lock-up Agreement is intended to be implemented by a UK Scheme of Arrangement and is expected to comprise (i) an issuance of €250.0 million in new notes to certain European Vehicle Notes lenders for cash by Hertz International Limited (the “HIL Notes”); (ii) an on-lending of the proceeds from the HIL Notes to Hertz Netherlands; (iii) a bifurcation of the existing guarantee claims under the European Vehicle Notes, which would then be auctioned, and the amount owing on the European Vehicle Notes would be reduced by the proceeds from the sale of the existing guarantee claims; and (iv) an extension of the maturity and an alteration of the European Vehicle Notes terms which may include a further reduction of amounts owing (amounts and final terms are dependent upon the level of participation of existing European Vehicle Notes holders in the lending for the HIL Notes). The UK Scheme of Arrangement was approved by the requisite majority of European Vehicle Notes creditors. The guarantee bifurcation from Hertz is subject to approval by the Bankruptcy Court and the intention is to have the UK Scheme of Arrangement recognized in the U.S. under Chapter 15 of the Bankruptcy Code. A Bankruptcy Court hearing has been scheduled for March 2021.

European ABS

The European ABS is the primary vehicle financing facility for the Company's vehicle rental operations in France, the Netherlands, Germany and Spain. The lenders under the European ABS have been granted a security interest in the owned rental vehicles used in the Company's vehicle rental operations in these countries and certain contractual rights related to such vehicles.

An amortization event, that would have arisen under the European ABS as a result of filing the Chapter 11 Cases, was waived in May 2020 as International Fleet Financing No.2 B.V (“IFF No. 2”) entered into a waiver agreement as extended which expires on March 5, 2021 or earlier if certain conditions are not met (the "European Waiver"). Under the European Waiver, aggregate maximum borrowings were not to exceed (i) €201 million from January 29, 2021 to February 11, 2021, (ii) €187 million from February 12, 2021 to February 18, 2021 and (iii) €180 million from and including February 19, 2021.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
connected to the financing. In connection with the establishment of the Hertz Canadian Securitization, Funding LP issued the Series 2015-A Variable Funding Rental Car Asset Backed Notes (the “Funding LP Series 2015-A Notes”) that provided for aggregate maximum borrowings of CAD$350 million on a revolving basis.

The filing of the Chapter 11 Cases triggered an amortization event under the Hertz Canadian Securitization. As a result, the remaining committed available borrowings were terminated and proceeds from the sales of vehicles and receipt of vehicle receivables that collateralize the Hertz Canadian Securitization must be applied to the payment of principal. On September 23, 2020, Funding LP entered into an interim agreement under the Hertz Canadian Securitization in which default interest will be paid.

On January 13, 2021, the Bankruptcy Court entered an order authorizing the Debtors to enter into a new series under the Hertz Canadian Securitization, Funding LP Series 2021-A Notes. On January 27, 2021, Funding LP entered into aggregate maximum borrowings of CAD$350 million on a revolving basis, subject to availability under the borrowing base limitation. The initial draw was used, in part, to pay outstanding obligations under the Funding LP Series 2015-A Notes, including any unpaid default interest. As a result of the payoff of the Funding LP Series 2015-A Notes, the Hertz Canadian Securitization amortization event ceased to exist.

Donlen Canadian Securitization

In December 2019, Donlen established a new securitization platform (the "Donlen Canadian Securitization") to finance its Canadian vehicle leasing operations. The Donlen Canadian Securitization provides for aggregate maximum borrowings of CAD$50 million on a revolving basis and a maturity of December 2022. As a result of the pending sale of the Donlen Assets, the amount outstanding of $27 million has been classified as liabilities held for sale in the accompanying consolidated balance sheet as of December 31, 2020, as disclosed in Note 3, "Divestitures."

The filing of the Chapter 11 Cases triggered an event of default under the Donlen Canadian Securitization. Donlen entered into a waiver agreement, as extended, under the Donlen Canadian Securitization with an expiration date of the earlier of April 27, 2021 or the closing of the Donlen Asset Sale, in which the aggregate maximum borrowings were reduced from CAD$50 million to CAD$37 million.

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

New Zealand Revolving Credit Facility

Hertz New Zealand Holdings Limited, an indirect wholly-owned subsidiary of Hertz, is the borrower under a credit agreement that provides for aggregate maximum borrowings on a revolving basis under an asset-based revolving credit facility (the “New Zealand RCF”). The New Zealand RCF is the primary vehicle financing facility for its vehicle rental operations in New Zealand.

In September 2019, Hertz New Zealand Holdings Limited amended the New Zealand RCF to increase the aggregate maximum borrowings from NZD$60 million to NZD$75 million and extended the maturity from March 2020 to June 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.K. Financing Facility

In May 2019, Hertz U.K. Limited amended its credit agreement ("U.K. Financing Facility") to, among other things, extend the maturity of the aggregate maximum borrowing capacity of £250 million to March 2021.

In April 2020, the aggregate maximum borrowing capacity under the U.K. Financing Facility was reduced from £250 million to £200 million as a result of a downgrade in the credit rating of Hertz. Events of default that would have arisen under the U.K. Financing Facility as a result of filing the Chapter 11 Cases were waived as Hertz U.K. Limited entered into a waiver agreement, as extended, which expires on March 5, 2021, or earlier if certain conditions are not met (the "UK Waiver"). Under the UK Waiver, the aggregate maximum borrowing capacity under the U.K. Financing Facility was reduced to £85 million.

Loss on Extinguishment of Debt

The Company incurred losses in the form of early redemption premiums and/or the write-off of deferred financing costs associated with certain redemptions, terminations and waiver agreements. Losses on extinguishment of debt are presented in vehicle and non-vehicle interest expense, net, as applicable in the accompanying statements of operations. The following table reflects the amount of losses for each respective redemption/termination:

	Years Ended December 31,
Redemption/Termination (in millions)	2020	2019	2018
Non-Vehicle Debt:
5.875% Senior Notes due 2020	$—	$2	$—
7.375% Senior Notes due 2021	—	2	—
7.625% Senior Second Priority Secured Notes due 2022	—	39	—
Total Non-Vehicle Debt	—	43	—
Vehicle Debt:
HVF II Series 2017-A	—	—	2
4.375% European Vehicle Notes due 2019	—	—	20
European ABS	5	—	—
Total Vehicle Debt	5	—	22
Total Loss on Extinguishment of Debt	$5	$43	$22

Maturities

As of December 31, 2020, the nominal amounts of maturities of debt, including non-vehicle debt subject to compromise, for each of the years ending December 31 are as follows:

(In millions)	2021	2022	2023	2024	2025	After 2025
Non-Vehicle Debt(1)	$1,016	$870	$633	$801	$—	$1,427
Vehicle Debt(2)	1,732	2,466	1,183	706	—	—
Total	$2,748	$3,336	$1,816	$1,507	$—	$1,427

(1)     Includes Non-Vehicle Debt of $4.4 billion included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020, and as the expected maturity date is subject to the outcome of the Chapter 11 Cases, the original, legal maturity dates are reflected in this table.
(2)    The stated, contractual maturity dates are reflected in this table except for $362 million of notes where the maturity date has expired as of December 31, 2020 and as such, is included in the 2021 column in this table. As HVF II is in an amortization event, its expected maturity dates may change as described above.

As of December 31, 2020, $1.0 billion of non-vehicle debt, of which $760 million is included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020, and $1.7 billion of vehicle

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
debt is set to mature in 2021 which does not reflect any potential changes to the Company's debt that may result from the Chapter 11 Cases.

Borrowing Capacity and Availability

Borrowing capacity and availability comes from the Company's revolving credit facilities. As a result of the filing of the Chapter 11 Cases, almost all of the Company's revolving credit facilities were terminated, as disclosed in the following table. The remaining revolving credit facilities are a combination of cash flow based revolving credit facilities and asset-based revolving credit facilities. Creditors under each such asset-backed securitization facility and asset-based revolving credit facility have a claim on a specific pool of assets as collateral. With respect to each such asset-backed securitization facility and asset-based revolving credit facility, the Company refers to the amount of debt it can borrow given a certain pool of assets as the borrowing base.

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

The following facilities were available to the Company as of December 31, 2020 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF(1)	$—	$—
Senior Secured Superpriority Debtor-in-Possession Credit Agreement	1,400	1,400
Letter of Credit Facility(1)	—	—
Alternative Letter of Credit Facility(1)	—	—
Total Non-Vehicle Debt	1,400	1,400
Vehicle Debt
HVF II U.S. Vehicle Variable Funding Notes(1)	—	—
HVIF Series 2020-1	4,000	10
European ABS	471	—
Hertz Canadian Securitization(1)	—	—
Australian Securitization	63	2
U.K. Financing Facility	44	1
New Zealand RCF	19	2
Total Vehicle Debt	4,597	15
Total	$5,997	$1,415

(1)    As a result of the filing of the Chapter 11 Cases, there is no longer remaining capacity or availability under these facilities, as such unused commitments were terminated.

Letters of Credit

The Letter of Credit Facility consists of $400 million of commitments from the issuing banks party thereto and matures on June 30, 2021. The Alternative Letter of Credit Facility consists of $250 million of unsecured commitments from the issuing banks party thereto and matures on December 20, 2023.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2020, there were outstanding standby letters of credit totaling $740 million. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount, $225 million were issued under the Senior RCF, $299 million were issued under the Letter of Credit Facility and $200 million were issued under the Alternative Letter of Credit Facility. As of December 31, 2020, $17 million and $114 million of the issued letters of credit have been drawn upon under the Senior RCF and Alternative Letter of Credit Facility, respectively, to fund interest payments due under the HVF II Notes. The draws remain unreimbursed by the Company, and, except as otherwise set forth in orders from the Bankruptcy Court, as a result are accruing interest at the non-default rate.

Special Purpose Entities

Substantially all of the Company's revenue earning vehicles and certain related assets are owned by special purpose entities or are encumbered in favor of the lenders under the various credit facilities, other secured financings and asset-backed securities programs. None of the value of such assets (including the assets owned by Hertz Vehicle Financing II LP, HVF II GP Corp., Hertz Vehicle Financing LLC, Rental Car Finance LLC and various international subsidiaries that facilitate the Company's international securitizations) will be available to satisfy the claims of unsecured creditors unless the secured creditors are paid in full.

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary, therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying consolidated financial statements. As of December 31, 2020 and 2019, IFF No. 2 had total assets of $464 million and $1.1 billion, respectively, primarily comprised of loans receivable, and total liabilities of $464 million and $1.1 billion, respectively, primarily comprised of debt.

Covenant Compliance

Prior to the filing of the Chapter 11 Cases, Hertz’s consolidated first lien net leverage ratio (the "Leverage Ratio"), as defined in the credit agreements governing the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility, as of the last day of any fiscal quarter may not exceed a ratio of 3.00 to 1.00. As a result of the filing of the Chapter 11 Cases, the Company is currently in default under its Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility, and the Company is in breach of the Leverage Ratio.

The DIP Credit Agreement requires a liquidity maintenance test of $275 million, as defined in the DIP Credit Agreement, as of each month end period. As of December 31, 2020, Hertz was in compliance with the liquidity maintenance test.

Accrued Interest

As of December 31, 2020 and 2019, accrued interest was $136 million and $61 million, respectively, which is included in accrued liabilities in the accompanying consolidated balance sheets. There was $70 million of accrued interest included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020 related to the filing of the Chapter 11 Cases as disclosed above.

Restricted Net Assets

As a result of the contractual restrictions on Hertz's or its subsidiaries' ability to pay dividends (directly or indirectly) under various terms of its debt, as of December 31, 2020, the restricted net assets of the subsidiaries of Hertz and Hertz Global exceed 25% of their total consolidated net assets, respectively.

Note 7 —Revenue from Contracts with Customers

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In the Revenue Recognition section of Note 2, “Significant Accounting Policies”, the Company discloses that revenue earned from vehicle rentals and from other forms of rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, are accounted for under Topic 842, which the Company adopted in accordance with the effective date on January 1, 2019. Prior to the adoption of Topic 842, the Company accounted for such revenue under Topic 606 for the year ended December 31, 2018.

The following disclosures are in accordance with Topic 606 for the year ended December 31, 2018. See Note 10, "Leases" for disclosures in accordance with Topic 842 for the years ended December 31, 2020 and 2019.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8—Employee Retirement Benefits

The Company sponsors multiple domestic and international employee retirement benefit plans. Benefits are based upon years of service and compensation. The Hertz Corporation Account Balance Defined Benefit Pension Plan (the “Hertz Retirement Plan”) is a U.S. cash balance plan which was amended in 2014 to permanently discontinue future benefit accruals and participation under the plan for non-union employees. Additionally, the Company sponsors the Hertz Corporation Benefit Equalization Plan ("BEP") and the Hertz Corporation Supplemental Executive Retirement Plans (together with the BEP, the "Supplemental Plans"), where benefit accruals and participation under the Supplemental Plans were discontinued by the Company effective December 31, 2014.

Some of the Company’s international subsidiaries have defined benefit retirement plans or participate in various insured or multiemployer plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans. The Company's benefit plans are generally funded, except for certain non-qualified U.S. defined benefit plans and in Germany, France and Italy, where unfunded liabilities are recorded. The Company also sponsors defined contribution plans for certain eligible U.S. and non-U.S. employees, where contributions are matched based on specific guidelines in the plans.

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

Actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, significant differences in actual experience or significant changes in assumptions would affect the Company's pension costs and obligations. The Company recognizes an asset for each over funded plan and a liability for each underfunded plan in the consolidated balance sheets. Pension plan liabilities are revalued annually based on updated assumptions and information about the individuals covered by the plan. For pension plans, if accumulated actuarial gains and losses are in excess of a 10 percent corridor, the excess is amortized on a straight-line basis over the average remaining service period of active participants. Prior service cost is amortized on a straight-line basis from the date recognized over the average remaining service period of active participants, when applicable.

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," participants of the Supplemental Plans are no longer entitled to benefit payments and are considered general creditors of the Company. As such, the Company classified $24 million of its U.S. pension benefit obligation as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020.

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

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
(In millions)	2020	2019	2020	2019	2020	2019
Change in Benefit Obligation
Benefit obligation as of January 1	$559	$516	$286	$246	$12	$12
Service cost	—	—	1	1	—	—
Interest cost	15	21	5	6	—	—
Plan curtailments	(2)	—	—	—	—	—
Plan settlements	(88)	(33)	(5)	—	—	—
Benefits paid	(3)	(4)	(6)	(5)	(1)	(1)
Foreign currency exchange rate translation	—	—	17	5	—	—
Actuarial loss (gain)	41	59	42	33	1	1
Benefit obligation as of December 31(1)	$522	$559	$340	$286	$12	$12
Change in Plan Assets
Fair value of plan assets as of January 1	$503	$452	$228	$192	$—	$—
Actual return (loss) gain on plan assets	74	84	28	29	—	—
Company contributions	2	4	4	5	1	1
Plan settlements	(88)	(33)	(5)	—	—	—
Benefits paid	(3)	(4)	(6)	(5)	(1)	(1)
Foreign currency exchange rate translation	—	—	9	7	—	—
Fair value of plan assets as of December 31	$488	$503	$258	$228	$—	$—
Funded Status of the Plan
Plan assets less than benefit obligation	$(34)	$(56)	$(82)	$(58)	$(12)	$(12)

(1)     Participants of the Supplemental Plans are no longer entitled to benefit payments and are considered general creditors of the Company. As such, the Company classified $24 million of its U.S. pension benefit obligation as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020.

In 2020 and 2019, discount rates decreased, resulting in actuarial losses for the U.S. and Non-U.S. pension and postretirement plans. In addition, an increase in the inflation assumption in 2020 resulted in an actuarial loss in the Non-U.S. pension plans.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
($ in millions)	2020	2019	2020	2019	2020	2019
Amounts recognized in balance sheets:
Prepaid expenses and other assets	$—	$—	$14	$25	$—	$—
Accrued liabilities	(34)	(56)	(96)	(83)	(12)	(12)
Net obligation recognized in the balance sheets	$(34)	$(56)	$(82)	$(58)	$(12)	$(12)

Prior service credit	$—	$—	$(2)	$(2)	$—	$—
Net gain (loss)	(47)	(73)	(93)	(70)	(1)	1
Accumulated other comprehensive income (loss)	(47)	(73)	(95)	(72)	(1)	1
Funded/(Unfunded) accrued pension or postretirement benefit	13	17	13	14	(11)	(13)
Net obligation recognized in the balance sheets	$(34)	$(56)	$(82)	$(58)	$(12)	$(12)

Total recognized in other comprehensive (income) loss	$(26)	$(13)	$23	$13	$1	$1
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(20)	$(3)	$25	$12	$1	$1
Accumulated Benefit Obligation as of December 31(1)	$522	$559	$338	$284	N/A	N/A

Weighted-average assumptions as of December 31
Discount rate	2.3%	3.1%	1.4%	1.9%	2.3%	3.2%
Expected return on assets	4.5%	4.8%	3.0%	3.2%	N/A	N/A
Average rate of increase in compensation	4.3%	4.3%	2.1%	2.2%	N/A	N/A
Interest crediting rate	3.8%	3.8%	N/A	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	5.5%	5.8%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	18	19
N/A - Not applicable
(1)     Participants of the Supplemental Plans are no longer entitled to benefit payments and are considered general creditors of the Company. As such, the Company classified $24 million of its U.S. pension benefit obligation as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020.

The discount rate used to determine the December 31, 2020 and 2019 benefit obligations for U.S. pension plans is based on the rate from the Mercer Pension Discount Curve-Above Mean Yield that is appropriate for the duration of the Company's plan liabilities. For its plans outside the U.S., the discount rate reflects the market rates for an optimized subset of high-quality corporate bonds currently available. The discount rate in a country was determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches its plan.

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

	Pension Benefits						Postretirement Benefits (U.S.)
	U.S.			Non-U.S.
	Years Ended December 31,
($ in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Components of Net Periodic Pension and Postretirement Expense (Benefit)
Service cost	$—	$—	$1	$1	$1	$1	$—	$—	$—
Interest cost	15	21	19	5	6	7	—	—	1
Expected return on plan assets	(20)	(22)	(28)	(7)	(9)	(11)	—	—	—
Net amortizations	2	6	1	1	1	1	—	—	—
Settlement loss	9	5	3	2	—	—	—	—	—
Net pension and postretirement expense (benefit)	$6	$10	$(4)	$2	$(1)	$(2)	$—	$—	$1
Weighted-average discount rate for expense (January 1)	3.1%	4.2%	3.6%	1.9%	2.7%	2.4%	3.2%	4.2%	3.5%
Weighted-average assumed long-term rate of return on assets (January 1)	4.8%	6.3%	6.3%	3.2%	4.8%	5.2%	N/A	N/A	N/A
Weighted-average interest crediting rate for expense	3.8%	3.8%	3.8%	N/A	N/A	N/A	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.8%	6.1%	6.4%
Ultimate health care cost trend rate (rate to which cost trend is expected to decline)	N/A	N/A	N/A	N/A	N/A	N/A	4.5%	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	N/A	N/A	18	19	20
N/A - Not applicable

The net of tax loss in accumulated other comprehensive income (loss) as of December 31, 2020 and 2019 relating to pension benefits of the Hertz Retirement Plan was $122 million and $118 million, respectively.

The provisions charged to net income (loss) for the years ended December 31, 2020, 2019 and 2018 for all other pension plans were approximately $6 million, $11 million and $10 million, respectively.

The provisions charged to net income (loss) for the years ended December 31, 2020, 2019 and 2018 for the defined contribution plans were approximately $11 million, $27 million and $26 million, respectively.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. Plan

The U.S. Plan (the “Plan”) has a target asset allocation mix of 65% in investments intended to hedge the impact of capital market movements ("Immunizing Portfolio Investments"), comprised primarily of fixed income securities, and 35% in investments intended to earn more than the pension liability growth over the long-term ("Growth Portfolio Investments"). The Growth Portfolio Investments are primarily invested in passively managed equity funds, international and emerging market funds that are actively managed and non-investment grade fixed income funds. The overall strategy and the Immunizing Portfolio Investments are managed by professional investment managers. The investments within these asset classes are diversified in order to minimize the risk of large losses. The Plan assumes a 4.5% expected long-term annual weighted-average rate of return on assets.

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

(In millions)	December 31, 2020			December 31, 2019
Asset Category	Level 1	Level 2	Measured at NAV(1)	Level 1	Level 2	Measured at NAV(1)
Cash	$6	$—	$—	$10	$—	$—
Short Term Investments	—	28	—	—	36	—
Equity Funds(2):
U.S. Large Cap	—	66	—	—	70	—
U.S. Small Cap	—	11	—	—	10	—
International Large Cap	—	36	—	—	38	—
International Small Cap	—	7	—	—	7	—
International Emerging Markets	—	6	9	—	8	8
Fixed Income Securities:
U.S. Treasuries	—	18	—	—	1	—
Corporate Bonds	—	245	—	—	247	—
Government Bonds	—	9	—	—	24	—
Municipal Bonds	—	10	—	—	11	—
Derivatives - Interest Rate	3	—	—	(3)	—	—
Derivatives - Credit	—	—	—	—	1	—
Non-Investment Grade Fixed Income(2)	—	34	—	—	35	—
Total fair value of pension plan assets	$9	$470	$9	$7	$488	$8

(1)    Includes certain investments where the fair value measurement utilizes the net asset value (NAV) and as such, are not classified in the fair value levels above.
(2)    The Level 2 investments relate to investment funds that publish daily NAV per unit. The daily NAV is available to participants in the funds and redemptions can be made daily at the current NAV. The fair value and units are determined and published, and are the basis for current transactions. The investments are not eligible for the NAV practical expedient. However, they are measured at the published NAV because the quoted NAV per unit represents the price at which the investment would be sold in a transaction between independent market participants.

The U.K. Plan

The Company's United Kingdom defined benefit pension plan (the "U.K. Plan") has a target allocation of 30% actively managed diversified growth and multi-asset credit funds, 10% passive equity funds and 60% protection portfolio that consists of liability driven investments, Sterling liquidity fund and United Kingdom corporate bonds. The actively managed diversified growth and multi-asset credit funds are intended to deliver a long-term equity-like

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
return but with reduced levels of volatility. The protection portfolio is designed to partially hedge the interest rate and inflation expectation exposure of the liabilities which are measured on a local regulatory basis. The amount that is required to be invested in each fund to maintain target hedge ratios will vary over time as the value of the liabilities change and the allocations within the protection portfolio will be allowed to vary accordingly. All of the invested assets of the U.K. Plan are held via pooled funds managed by professional investment managers. The U.K. Plan assumes a 3.0% expected long-term weighted-average rate of return on assets for the Plan in total.

The Company's U.K. Plan accounts for $251 million of the $258 million in fair value of Non-U.S. plan assets as of December 31, 2020 and accounts for $221 million of the $228 million in fair value of Non-U.S. plan assets as of December 31, 2019. The fair value measurements of the Company's U.K. Plan assets are based upon inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable (Level 1) and significant observable inputs that reflect quoted prices for similar assets or liabilities in active markets (Level 2). The fair value measurements of the U.K. Plan assets relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31, 2020			December 31, 2019
Asset Category	Level 1	Level 2	Measured at NAV(1)	Level 1	Level 2	Measured at NAV(1)
Actively Managed Multi-Asset Funds:
Diversified Growth Funds(2)	$—	$39	$—	$—	$42	$—
Multi Asset Credit	—	—	37	—	—	36
Passive Equity Funds:
U.K. Equities(2)	—	12	—	—	11	—
Overseas Equities(2)	—	14	—	—	14	—
Passive Bond Funds:
Corporate Bonds	—	27	—	—	24	—
Liability Driven Investments(2)	—	98	—	—	48	—
Liquidity Fund	24	—	—	46	—	—
Total fair value of pension plan assets	$24	$190	$37	$46	$139	$36

(1)    Includes certain investments where the fair value measurement utilizes the net asset value (NAV) and as such, are not classified in the fair value levels above.
(2)    The Level 2 investments relate to investment funds that publish daily NAV per unit. The daily NAV is available to participants in the funds and redemptions can be made daily at the current NAV. The fair value and units are determined and published, and are the basis for current transactions. The investments are not eligible for the NAV practical expedient. However, they are measured at the published NAV because the quoted NAV per unit represents the price at which the investment would be sold in a transaction between independent market participants.

Contributions

The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, the Company makes contributions beyond those legally required. In 2020 and 2019, the Company did not make any cash contributions to its U.S. qualified pension plan.

In 2020 and 2019, the Company made contributions to its U.S. non-qualified pension plans of $2 million and $4 million, respectively. The Company made discretionary contributions of $3 million to its U.K. Plan during the years ended December 31, 2020 and 2019.

The Company does not anticipate contributing to the U.S. qualified pension plan during 2021. For the U.K. Plan the Company anticipates contributing $3 million during 2021 and does not anticipate contributing any significant amounts to its other international plans. The level of 2021 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Estimated Future Benefit Payments

The following table presents estimated future benefit payments:

(In millions)	Pension Benefits	Postretirement Benefits (U.S.)
2021	$34	$1
2022	33	1
2023	36	1
2024	38	1
2025	40	1
After 2025	217	3
	$398	$8

Multiemployer Pension Plans

The Company contributes to several multiemployer defined benefit pension plans under collective bargaining agreements that cover certain of its union-represented employees. The risks of participating in such plans are different from the risks of a single-employer plan, in the following respects:

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

Amounts accrued for benefit payments under the Company's multiemployer pension plans of $2 million have been classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020. The Company's participation in multiemployer plans is outlined in the table below. For plans that are not individually significant to the Company, the total amount of contributions is presented in the aggregate.

	EIN /Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending /Implemented(1)	Contributions by The Hertz Corporation (In millions)			Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
Pension Fund		2020	2019		2020	2019	2018
Western Conference of Teamsters	91-6145047	Green	Green	N/A	$5	$8	$7	N/A	9/30/2021
Other Plans(2)					2	4	3
Total Contributions					$7	$12	$10
N/A    Not applicable

(1)    Indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2020.
(2)    Included in the Other Plans are contributions to the Local 1034 Pension Fund. The amount contributed by Hertz to the Local 1034 Pension Fund was reported as being more than 5% of total contributions to the plan on the fund's Form 5500 for the year ended December 31, 2019.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded on the books at the Hertz level.

Plans

In May 2016, Old Hertz Holdings board of directors adopted the Hertz Global Holdings, Inc. 2016 Omnibus Incentive Plan (the “Omnibus Plan”), which was amended by its stockholders at the annual meeting of stockholders held on May 24, 2019 to increase the number of shares which can be granted under the plan by 2,490,000 shares. As amended, the Omnibus Plan contains 11,767,723 shares which can be granted pursuant to the terms and conditions of the Omnibus Plan. In connection with the Rights Offering, as disclosed in Note 17, “Equity and Earnings (Loss) Per Share - Hertz Global”, and pursuant to the Omnibus Plan, the number of shares which can be granted under the plan was increased by an additional 453,741 shares in 2019. The Omnibus Plan provides for grants of both equity and cash awards, including non-qualified stock options, incentive stock options, stock appreciation rights, performance awards (shares and units), restricted stock, restricted stock units and deferred stock units to key executives, employees and non-management directors. The shares of common stock to be delivered under the Omnibus Plan may consist, in whole or in part, of common stock held in treasury or authorized but unissued shares of common stock, not reserved for any other purpose.

As of December 31, 2020, the Company had 2,694,399 shares underlying awards outstanding under the Omnibus Plan.

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

A summary of the total compensation expense and associated income tax benefits recognized, including the cost of stock options, RSUs, PSUs, and PSAs is as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
Compensation expense	$(2)	$18	$14
Income tax benefit	—	(2)	(3)
Total	$(2)	$16	$11

As of December 31, 2020, there was approximately $8 million of total unrecognized compensation cost related to non-vested stock options, RSUs, PSUs and PSAs granted. The total unrecognized compensation cost is expected to be recognized over the remaining 1.1 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options and Stock Appreciation Rights

All stock options and stock appreciation rights granted under the Omnibus Plan will have a per-share exercise price of not less than the fair market value of one share of Hertz Global's common stock on the grant date. Stock options and stock appreciation rights will vest based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the Omnibus Plan) specified by the Compensation Committee of the Company's Board. No stock options or stock appreciation rights will be exercisable after a maximum of ten years from the grant date.

The Company accounts for options as equity-classified awards and recognizes compensation cost on a straight-line basis over the vesting period. The value of each option award is estimated on the grant date using a Black-Scholes option valuation model that incorporates the assumptions noted in the following table.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company calculates the expected volatility based on the historical movement of its stock price.

	Grants
Assumption	2020(1)	2019(2)	2018
Expected volatility	—%	68.5%	56.7%
Expected dividend yield	—%	—%	—%
Expected term (years)	0	7	5
Risk-free interest rate	—%	1.93%	2.57%
Weighted-average grant date fair value	$—	$9.19	$8.92

(1)    There were no options approved to be granted by the Company's Compensation Committee in 2020.
(2)    Options granted in 2019 are solely related to the incremental grants awarded as part of the Rights Offering, as disclosed in Note 17, "Equity and Earnings (Loss) Per Share - Hertz Global."

A summary of option activity as of December 31, 2020 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2020	1,055,954	$28.36	4.0	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(956,916)	27.70	—	—
Outstanding as of December 31, 2020	99,038	34.76	2.3	—
Exercisable as of December 31, 2020	98,194	35.35	1.4	—

A summary of non-vested option activity as of December 31, 2020 is presented below:

	Non-vested Shares	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1, 2020	477,438	$18.31	$9.35
Granted	—	—	—
Vested	(19,664)	17.97	8.93
Forfeited	(434,525)	18.34	9.39
Non-vested as of December 31, 2020	23,249	18.07	9.06

Additional information pertaining to option activity under the plans is as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
Aggregate intrinsic value of stock options exercised	$—	$—	$—
Cash received from the exercise of stock options	—	—	—
Fair value of options that vested	—	5	3
Tax benefit realized on exercise of stock options	—	—	—

Performance Stock Awards, Performance Stock Units, Restricted Stock and Restricted Stock Units

PSAs and PSUs granted under the Omnibus Plan will vest based on the achievement of pre-determined performance goals over performance periods determined by the Compensation Committee. Each of the units

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

On August 4, 2020, in recognition of the Chapter 11 Cases, all long-term incentive plans were frozen and as such, no shares will be distributed upon vesting (the "Equity Vesting Event"). As a result, none of the 2018, 2019 or 2020 unvested PSA, PSU and RSU equity awards will vest. The 2020 threshold performance achievement set forth in these 2018, 2019 and 2020 PSU awards also failed to be met due to the COVID-19 pandemic impact on our financial results, and as a result, no PSU shares will be distributed upon vesting.

A summary of the PSU and PSA activity as of December 31, 2020 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2020	2,247,643	$19.08	$21
Granted	1,482,197	22.18	—
Vested	(75,288)	20.15	—
Forfeited or Expired	(1,841,247)	22.05	—
Outstanding as of December 31, 2020	1,813,305	16.47	2

A summary of RSU activity as of December 31, 2020 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2020	1,044,269	$18.43	$16
Granted	757,294	12.18	—
Vested	(396,749)	19.07	—
Forfeited or Expired	(622,758)	14.50	—
Outstanding as of December 31, 2020	782,056	15.11	1

Additional information pertaining to RSU activity is as follows:

	Years Ended December 31,
	2020	2019	2018
Total fair value of awards that vested (In millions)	$8	$12	$5
Weighted-average grant date fair value of awards	12.18	18.66	17.40

Compensation expense for PSUs, PSAs and RSUs is based on the grant date fair value, and is recognized ratably over the vesting period. For grants in 2020, 2019 and 2018, the vesting period is three years. In addition to the service vesting condition, the PSUs and PSAs had an additional vesting condition which called for the number of units that will be awarded being based on achievement of a certain level of Operating Income, Adjusted Corporate EBITDA or other performance measures over the applicable measurement period. As a result of the Equity Vesting Event, none of the 2018, 2019 or 2020 unvested PSA, PSU and RSU shares will be distributed upon vesting.

Note 10—Leases

The Company adopted Topic 842 in accordance with the effective date on January 1, 2019. In the Revenue Recognition section of Note 2, “Significant Accounting Policies, the Company discloses that revenue earned from

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
vehicle rentals and from other forms of rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842. Prior to the adoption of Topic 842, the Company accounted for such revenue under Topic 606 for the year ended December 31, 2018.

The Company enters into certain agreements as a lessor under which it rents vehicles and leases fleets to customers. The Company enters into certain agreements as a lessee to rent real estate, vehicles and other equipment and to conduct its vehicle rental operations under concession agreements. If any of the following criteria are met, the Company classifies the lease as a financing lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):

•The lease transfers ownership of the underlying asset to the lessee by the end of the lease term;
•The lease grants the lessee an option to purchase the underlying asset that the Company is reasonably certain to exercise;
•The lease term is for 75% or more of the remaining economic life of the underlying asset, unless the commencement date falls within the last 25% of the economic life of the underlying asset;
•The present value of the sum of the lease payments equals or exceeds 90% of the fair value of the underlying asset; or
•The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

Leases that do not meet any of the above criteria are accounted for as operating leases.

The Company combines lease and non-lease components in its contracts under Topic 842, when permissible.

The following further describes the Company's leasing transactions.

Lessor

The Company's operating leases for vehicle rentals have rental periods that are typically short term (e.g., daily or weekly) and can generally be extended for up to one month or terminated at the customer's discretion. Rental charges are computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. In connection with the vehicle rental, the Company offers supplemental equipment rentals (e.g., child seats and ski racks) which are deemed lease components. The Company also offers value-added services in connection with the vehicle rental, which are deemed non-lease components, such as loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and satellite radio. Additionally, the Company charges for variable services primarily consisting of tolls and refueling charges incurred during the rental period and for fees associated with the early or late termination of the vehicle lease. The Company mitigates residual value risk of its revenue earning vehicles by utilizing manufacturer repurchase and guaranteed depreciation programs, using sophisticated vehicle diagnostic and repair equipment to maintain the condition of its vehicles and through periodic reviews of vehicle depreciation rates based on management's ongoing assessment of present and estimated future market conditions.

The Company's operating leases for fleets have lease periods that are typically for twelve months, after which the lease converts to a month-to-month lease, allowing the vehicle to be surrendered any time thereafter. The Company's fleet leases contain a terminal rental adjustment clause which are considered variable charges.
The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2020	2019
Operating lease income from vehicle rentals	$4,320	$8,579
Operating lease income from fleet leasing	639	674
Variable operating lease income	30	164
Revenue accounted for under Topic 842	4,989	9,417
Revenue accounted for under Topic 606	269	362
Total revenues	$5,258	$9,779

Lessee

As a lessee, the Company has the following types of operating leases:

•Concession agreements which grant the Company the right to conduct its vehicle rental operations at airports, hotels and train stations and to use building space such as terminal counters and parking garages;
•Real estate leases for its off airport vehicle rental locations and other premises;
•Revenue earning vehicle leases; and
•Other equipment leases.
The Company's lease terms generally range from one month to thirty-five years and a number of agreements contain escalation clauses, which increase the payment obligation based on a fixed or variable rate and renewal options. The length of renewals vary and may result in different payment terms. Payment terms are based on fixed rates explicit in the lease, including guaranteed minimums and/or variable rates based on:

•Operating expenses, such as common area charges, real estate taxes and insurance;
•A percentage of revenues or sales arising at the relevant premises; and/or
•Periodic inflation adjustments.

The Company recognizes a right-of-use asset and lease liability in its accompanying consolidated balance sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the Company's right-of-use asset and lease liability when it is reasonably certain that such options will be exercised. The Company does not recognize right-of-use assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less) and recognizes lease expense on a straight-line basis over the lease term, as applicable.

To determine the present value of its lease payments, the Company utilizes the interest rate implicit in the lease agreement. If the implicit interest rate cannot be determined in the lease agreement, the Company utilizes the Company's collateralized incremental borrowing rate as of the date of adoption, January 1, 2019, or the commencement date of the lease, whichever is later.

As a result of the impact from COVID-19 as disclosed in Note 1, "Background," the Company received rent concessions in the form of abatement and payment deferrals of fixed and variable rent payments for its airport and off airport locations in the amount of approximately $300 million during the year ended December 31, 2020, which substantially represents amounts previously due in 2020. The Company elected to apply the accounting relief provided by the FASB and elected to not evaluate whether the concession is a modification. The Company will account for the concession as if it were part of the existing contract.

In 2020, the Bankruptcy Court entered the Lease Rejection Orders which applied, in the aggregate, to 359 off airport and 66 airport locations in the Company's U.S. RAC segment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the amount of lease costs incurred by the Company:

	Years ended December 31,
(In millions)	2020	2019	2018
Minimum fixed lease costs(1):
Short-term lease costs	$142	$130	N/A
Operating lease costs	527	545	N/A
Total	669	675	$577
Variable lease costs	23	326	438
Total lease costs	$692	$1,001	$1,015

(1)    Topic 842, which was adopted on January 1, 2019, requires the Company to disclose the short-term portion of minimum fixed lease costs. For the year ended December 31, 2018, under the then existing guidance in Topic 840, the Company was only required to disclose minimum fixed costs in total.

The following summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases as a lessee:

December 31, 2020
Weighted-average remaining lease term (in years)	9.5
Weighted-average discount rate	10.6%

The following table summarizes the Company's minimum fixed lease obligations under existing agreements as a lessee, excluding variable concession obligations in excess of minimum annual guarantees and short-term leases, as of December 31, 2020:

(In millions)
2021	$449
2022	386
2023	313
2024	248
2025	193
After 2025	1,061
Total lease payments	2,650
Interest	(1,014)
Operating lease liabilities at December 31, 2020	$1,636

Note 11—Restructuring

Due to the impact from COVID-19 as disclosed in Note 1, "Background," the Company initiated a restructuring program beginning in April 2020, affecting approximately 11,000 employees in its U.S. Rental Car segment and corporate operations and incurred approximately $37 million of charges for termination benefits during the second quarter of 2020, where $7 million was classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020 as disclosed below. This program was substantially completed in the third quarter of 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize restructuring charges incurred under this program:

(In millions)	Year Ended December 31, 2020
Termination charges:
Direct vehicle and operating	$25
Selling, general and administrative	12
Total	$37

(In millions)	Year Ended December 31, 2020
Termination charges:
U.S. Rental Car Segment	$34
Corporate operations	3
Total	$37

The tables above do not include pension-related settlement charges incurred during the year ended December 31, 2020. See Note 8, "Employee Retirement Benefits."

The following table summarizes the activity affecting the restructuring accrual, which is recorded in accrued liabilities or was reclassified to liabilities subject to compromise in the accompanying consolidated balance sheet, during the year ended December 31, 2020.

(In millions)	Termination Benefits
Balance as of December 31, 2019	$1
Charges incurred	37
Cash payments	(29)
Liabilities subject to compromise(1)	(7)
Other	(2)
Balance as of December 31, 2020	$—

(1)     As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the Company classified $7 million of restructuring charges as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020. See Note 19, "Liabilities Subject to Compromise."

Note 12—Income Tax (Provision) Benefit

On March 27, 2020, the U.S. federal government passed the CARES Act. The Company has considered the income tax provisions of the CARES Act in the tax benefit calculation for the year ended December 31, 2020.

Under the CARES Act, Alternative Minimum Tax ("AMT") credit refunds are accelerated and fully refundable in tax returns through the year 2019. As a result of this provision, the Company recovered its remaining AMT credit as a refund in the amount of $20 million in the year ended December 31, 2020. The Company also benefited from the provisions of the CARES Act related to the employee retention credit, payroll tax deferral, the increase in the interest expense limitation, and temporary suspension of the NOL percentage utilization limitation.

On December 22, 2017, the U.S. enacted the TCJA, which made substantial changes to corporate income tax laws. Among the key provisions were a U.S. corporate tax rate reduction from 35% to 21% effective for tax years beginning January 1, 2018; an acceleration of expensing for certain business assets; a repeal of the LKE deferral rules as applicable to personal property, including rental vehicles; a one-time transition tax on the deemed

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
repatriation of cumulative earnings from foreign subsidiaries; and changes to U.S. taxation of foreign earnings from a worldwide to a territorial tax system effective for tax years beginning January 1, 2018. The Company has reflected the adoption and impact of TCJA in its financial results for all years following enactment.

The components of income (loss) before income taxes for the Company's domestic and foreign operations were as follows:

Hertz Global

	As of December 31,
(In millions)	2020	2019	2018
Domestic	$(1,692)	$28	$(293)
Foreign	(360)	(15)	36
Total income (loss) before income taxes	$(2,052)	$13	$(257)

Hertz

	As of December 31,
(In millions)	2020	2019	2018
Domestic	$(1,823)	$35	$(286)
Foreign	(360)	(15)	36
Total income (loss) before income taxes	$(2,183)	$20	$(250)

The total income tax provision (benefit) consists of the following:

Hertz Global and Hertz

	As of December 31,
(In millions)	2020	2019	2018
Current:
Federal	$—	$—	$(3)
Foreign	18	20	32
State and local	4	16	7
Total current	22	36	36
Deferred:
Federal	(356)	1	(66)
Foreign	35	(1)	11
State and local	(30)	27	(11)
Total deferred	(351)	27	(66)
Total provision (benefit) - Hertz Global	(329)	63	(30)
Federal deferred tax (provision) benefit applicable to Hertz Holdings	1	2	2
Total provision (benefit) - Hertz	$(328)	$65	$(28)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The principal items of the U.S. and foreign net deferred tax assets and liabilities are as follows:

Hertz Global and Hertz

	As of December 31,
(In millions)	2020	2019
Deferred tax assets:
Employee benefit plans	$44	$44
Net operating loss carry forwards	828	2,386
Federal and state tax credit carry forwards	55	43
Accrued and prepaid expenses	124	127
Operating lease liabilities	390	410
Total deferred tax assets	1,441	3,010
Less: valuation allowance	(651)	(396)
Total net deferred tax assets	790	2,614
Deferred tax liabilities:
Depreciation on tangible assets	(380)	(2,518)
Intangible assets	(723)	(738)
Operating lease right-of-use assets	(406)	(422)
Total deferred tax liabilities	(1,509)	(3,678)
Net deferred tax liability - Hertz Global	(719)	(1,064)
Deferred tax asset - net operating loss applicable to Hertz Holdings	(5)	(3)
Net deferred tax liability - Hertz	$(724)	$(1,067)

Hertz Global and Hertz

In determining valuation allowances, an assessment of positive and negative evidence was performed regarding realization of the deferred tax assets. This assessment included the evaluation of cumulative earnings and losses in recent years, scheduled reversals of deferred tax liabilities, the availability of carry forwards and the remaining period of the respective carry forward, future taxable income and any applicable tax-planning strategies that are available.

As of December 31, 2020, the Company has U.S. Federal net operating loss carryforwards ("Federal NOLs") of approximately $1.2 billion, $252 million tax effected and federal tax credits of approximately $23 million. Our Federal NOLs are driven by U.S. operational losses and have an indefinite carryforward period, which may offset 80% of taxable income generated in any future year. The federal tax credits begin expiring in 2035. The Company has not recorded a valuation allowance on its Federal NOLs or federal tax credits as there are adequate U.S. deferred tax liabilities that could be realized within the carry forward periods.

As of December 31, 2020, the Company had state net operating loss carry forwards ("State NOLs") of approximately $4.1 billion of which $550 million have an indefinite utilization period with remaining State NOLs beginning to expire in 2021. The tax effected State NOLs are recorded as a deferred tax asset in the amount of $244 million, and are offset, in part, by a valuation allowance totaling $236 million. In addition, as of December 31, 2020, the Company has approximately $31 million in state tax credits that are fully offset by a valuation allowance. The state tax credits expire over various years beginning in 2021 depending upon when they were generated and the particular jurisdiction. We evaluated the positive and negative evidence supporting realization of the State NOLs and state tax credits on a tax filing basis. We recorded valuation allowances in those jurisdictions with a history of cumulative losses and no other sources of taxable income, including deferred tax liabilities or tax planning strategies, sufficient to conclude the State NOLs and credits are more-likely-than-not to be realized.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2020, the Company had foreign net operating loss carry forwards ("Foreign NOLs") of approximately $1.3 billion, of which $1.1 billion have an indefinite utilization period with the remaining Foreign NOLs beginning to expire in 2024. The tax effected Foreign NOLs are recorded as a deferred tax asset of $332 million, and are offset, in part, by valuation allowances totaling $303 million. In addition, as of December 31, 2020, the Company has approximately $1 million of tax credits in foreign jurisdictions and are fully offset by a valuation allowance. The foreign tax credits have an indefinite utilization period. We evaluated the positive and negative evidence supporting realization of the Foreign NOLs and foreign tax credits on a tax filing basis. We recorded valuation allowances in those jurisdictions with a history of cumulative losses and no other sources of taxable income, including deferred tax liabilities or tax planning strategies, sufficient to conclude the Foreign NOLs or foreign credits were more-likely-than-not to be realized.

The Company's Federal, State and Foreign NOLs may be subject to limitations upon an ownership change before or upon emergence from Chapter 11.

The significant items in the reconciliation of the statutory and effective income tax rates consisted of the following items in the table below. Percentages are calculated from the underlying numbers in thousands, and as a result, may not agree to the amount when calculated in millions.

Hertz Global and Hertz

	Years Ended December 31,
	2020	2019	2018
Statutory federal tax rate	21%	21%	21%
Foreign tax rate differential	—	(31)	(1)
State and local income taxes, net of federal income tax benefit	5	(102)	7
Change in state apportionment and statutory rates, net of federal income tax benefit	1	(17)	1
Tax reform	—	—	(9)
Federal and foreign permanent differences	—	(3)	—
Withholding taxes	—	62	(3)
Uncertain tax positions	—	29	(3)
Change in valuation allowance	(11)	591	(5)
Change in foreign statutory rates	—	15	(3)
Tax credits	—	(75)	7
Stock option shortfalls	—	7	(1)
All other items, net	—	3	1
Effective tax rate - Hertz Global	16	500	12
All other items, net rate impact applicable to Hertz Holdings	(1)	(174)	(1)
Effective tax rate - Hertz	15%	326%	11%

The Company recorded a tax benefit in 2020 versus a tax provision in 2019. The change is primarily due to significant losses in 2020 resulting from the effect of COVID-19, offset, in part, by the impact of valuation allowances on net deferred tax assets.

The Company recorded a tax provision in 2019 versus a tax benefit in 2018. The change is primarily due to an increase in the valuation allowance relating to losses in certain U.S. and non-U.S. jurisdictions and an increase in pretax operating results.

As of December 31, 2020, total unrecognized tax benefits were $53 million and, if settled, $36 million would favorably impact the effective tax rate in future periods. However, considering correlative adjustments associated

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
with some uncertain tax positions, the net impact on the income tax provision would be approximately $4 million if settled. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Hertz Global and Hertz

	Years Ended December 31,
(In millions)	2020	2019	2018
Balance as of January 1	$48	$49	$43
Increase (decrease) attributable to tax positions taken during prior periods	5	5	3
Increase (decrease) attributable to tax positions taken during the current year	1	1	5
Decrease attributable to settlements with taxing authorities	(1)	(7)	(2)
Balance as of December 31	$53	$48	$49

The Company conducts business globally and, as a result, files tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The open tax years for these jurisdictions span from 2005 to 2020.

During 2020, the IRS proposed transfer pricing adjustments to the Company's 2014 and 2015 tax years, for which the company is pursuing competent authority relief. The IRS continues to audit the Company's 2016 tax year.

Previously, in 2016, the German Tax Authorities provided us with an assessment which asserted that we underreported our German taxable income for our 2005–2010 tax years. This assertion was based on the German Tax Authorities’ belief that certain intercompany charges made by the U.S. to our German entity were overstated. To avoid the double taxation resulting in these tax years from this assessment, the Company pursued U.S. and German competent authority relief. We believe that it is reasonably possible that a decrease of up to $25 million in unrecognized tax benefits related to the German assessment may be necessary within the coming year.

Additionally, we are under audit in several U.S. states and other non-U.S. jurisdictions, and it is reasonably possible that the amount of unrecognized tax benefits may change as the result of the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances. The amount that is reasonably possible to change during the next twelve months is not expected to be significant.

Net, after-tax interest and penalties related to tax liabilities are classified as a component of income tax in the accompanying consolidated statements of operations. Income tax expense of $1 million and $0.4 million was recognized for such interest and penalties during the years ended December 31, 2020 and 2019, respectively, and during the year ended December 31, 2018, a benefit of $1 million was recognized for such interest and penalties. Net, after-tax interest and penalties were accrued as a component of tax in the Company's consolidated balance sheet in the amount of $9 million and $8 million as of December 31, 2020 and 2019, respectively.

Hertz Global no longer asserts permanent reinvestment of foreign earnings, due to the impact from COVID-19 as disclosed in Note 1, "Background." This change in assertion did not result in any significant impact to the income tax provision for the period ended December 31, 2020.

Note 13—Fair Value Measurements

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

Cash Equivalents, Restricted Cash Equivalents and Investments

The Company’s cash equivalents and restricted cash equivalents primarily consist of investments in money market funds and bank money market and interest-bearing accounts. The Company determines the fair value of cash equivalents using a market approach based on quoted prices in active markets (i.e., Level 1 inputs).

Investments in equity securities that are measured at fair value on a recurring basis consisted of marketable securities which the Company divested of in 2020. See Note 3, "Divestitures," for further information.

The following table summarizes the ending balances of the Company's cash equivalents, restricted cash equivalents and investments:

	December 31, 2020				December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$723	$—	$—	$723	$531	$—	$—	$531
Marketable securities	—	—	—	—	74	—	—	74

Debt Obligations

The fair value of debt is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (i.e., Level 2 inputs).

	As of December 31, 2020		As of December 31, 2019
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value(1)	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt(2)	$4,747	$3,382	$3,755	$3,840
Vehicle Debt	6,087	6,021	13,415	13,529
Total	$10,834	$9,403	$17,170	$17,369

(1)    The decrease in the aggregate fair value of the Company's debt is due to the impact from COVID-19 and the filing of the Chapter 11 Cases, as disclosed in Note 1, "Background."
(2)    Includes Non-Vehicle Debt included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020. See Note 6, "Debt."

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Donlen Asset Sale

As a result of the impending sale of the Donlen Assets, the associated assets and liabilities have been classified as assets held for sale and liabilities held for sale, respectively as of December 31, 2020. Additionally, the assets and liabilities classified as held for sale were required to be recorded at the lower of carrying value or fair value less any costs to sell. See Note 3, "Divestitures," for additional information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 14—Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) are as follows:

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses from Currency Translation Adjustments on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2020	$(118)	$(52)	$(19)	$(189)
Other comprehensive income (loss) before reclassification	(15)	(19)	—	(34)
Amounts reclassified from accumulated other comprehensive income (loss)	11	—	—	11
Balance as of December 31, 2020	$(122)	$(71)	$(19)	$(212)

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses from Currency Translation Adjustments on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2019	$(115)	$(58)	$(19)	$(192)
Other comprehensive income (loss) before reclassification	(12)	6	—	(6)
Amounts reclassified from accumulated other comprehensive income (loss)	9	—	—	9
Balance as of December 31, 2019	$(118)	$(52)	$(19)	$(189)

Note 15—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Public Liability and Property Damage

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. The obligation for public liability and property damage on self-insured U.S. and international vehicles, as stated in the accompanying consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of December 31, 2020 and 2019, the Company's liability recorded for public liability and property damage matters is $488 million and $553 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees and former employees and governmental

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
investigations. The Company has summarized below the most significant legal proceedings to which the Company was and/or is a party during 2020 or the period after December 31, 2020, but before the filing of this 2020 Annual Report.

Governmental Investigations - The Company previously identified certain activities in Brazil that raised issues under the Foreign Corrupt Practices Act (the "FCPA") and other federal and local laws, which the Company self-reported to appropriate government entities. The matters associated with the FCPA and other federal matters were previously resolved without further action by the applicable U.S. government entities. The Company entered into a leniency agreement in August 2020 with the Brazilian authorities for a monetary sanction against a Hertz non-Debtor subsidiary and the matters under local Brazilian laws are now closed.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court for the District of New Jersey naming Old Hertz Holdings and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in certain of its public disclosures in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. The complaint, as amended, was dismissed with prejudice on April 27, 2017 and on September 20, 2018, the Third Circuit affirmed the dismissal of the complaint with prejudice. On February 5, 2019, the plaintiffs filed a motion asking the federal district court to exercise its discretion and allow the plaintiffs to reinstate their claims to include additional allegations from the administrative order agreed to by the SEC and the Company in December 2018, which was supplemented by reference to the Company’s subsequently filed litigation against former executives (disclosed below). On September 30, 2019, the federal district court of New Jersey denied the plaintiffs’ motion for relief from the April 27, 2017 judgment and a related motion to allow the filing of a proposed fifth amended complaint. On October 30, 2019, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit. The parties fully briefed the appeal and oral argument had been scheduled for June 19, 2020. As a result of the Company's bankruptcy, the appeal was stayed as to the Company, but the plaintiffs advocated that the appeal could proceed against the individual defendants. On October 13, 2020, the Third Circuit affirmed the District Court’s dismissal of the plaintiffs’ motion for relief against the individual defendants since the motion was not timely filed.

In addition to the matters described above, the Company maintains an internal compliance program through which it from time to time identifies other potential violations of laws and regulations applicable to the Company. When the Company identifies such matters, the Company conducts an internal investigation and otherwise cooperates with governmental authorities, as appropriate.

The Company has established reserves for matters where the Company believes that losses are probable and can be reasonably estimated. Other than the aggregate reserve established for claims for public liability and property damage, none of those reserves are material. For matters, including certain of those described above, where the Company has not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. These matters are subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those disclosed above, could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the accompanying consolidated financial condition, results of operations or cash flows in any particular reporting period.

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in federal court in New Jersey against Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court in Florida against Scott Sider on March 28, 2019, all of whom were former executive officers of Old Hertz Holdings. The complaints predominantly allege breach of contract and seek repayment of incentive-based compensation received by the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
defendants in connection with restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The Company is also seeking recovery for the costs of the SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. The parties are currently involved in motion practice in the New Jersey action and discovery and depositions have commenced in the Florida action. In October 2019, the Company entered into a confidential Settlement Agreement with Elyse Douglas. In September and October 2020, the judge in the New Jersey action entered orders requiring the parties and applicable insurers to attend and participate in mediation. The attorneys in the Florida action voluntarily agreed to participate in the same mediation which was held on November 30, 2020. The mediation was unsuccessful, but settlement discussions have continued. Pursuant to the agreements governing the separation of Herc Holdings from Hertz Global that occurred on June 30, 2016, Herc Holdings is entitled to 15% of the net proceeds of any repayment or recovery.

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

Note 16—Related Party Transactions

Transactions and Agreements between Hertz Holdings and Hertz

In June 2018, Hertz entered into a master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2019 at an interest rate based on the U.S. Dollar LIBOR rate plus a margin (the "2018 Master Loan"). In June 2019, upon expiration of the 2018 Master Loan, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2020 (the "2019 Master Loan") where amounts outstanding under the 2018 Master Loan were transferred to the 2019 Master Loan. The interest rate was based on the U.S. Dollar LIBOR rate plus a margin. As of December 31, 2019, the amount outstanding under the 2019 Master loan was $129 million, representing advances and any accrued but unpaid interest. Additionally, Hertz had a loan due to an affiliate in the amount of $65 million as of December 31, 2019, representing a tax-related liability to Hertz Holdings. The net impact of the above amounts is included in stockholder's equity in the accompanying consolidated balance sheet of Hertz as of December 31, 2019.

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the full amount outstanding under the 2019 Master Loan was deemed uncollectible, resulting in a charge of $133 million during the second quarter of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2020, which is included in the accompanying consolidated statement of operations for Hertz for the year ended December 31, 2020. Additionally, the loan due to an affiliate, which represents a tax-related liability from Hertz to Hertz Holdings, in the amount of $65 million was classified as liabilities subject to compromise in the accompanying consolidated balance sheet of Hertz as of December 31, 2020. See Note 19, "Liabilities Subject to Compromise."

On May 23, 2020, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $25 million with an expiration in May 2021 (the "New Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of December 31, 2020, there is $1 million outstanding under the New Loan representing additional charges incurred during 2020 largely associated with the ATM Program, as disclosed in Note 17, "Equity and Earnings (Loss) Per Share - Hertz Global," paid by Hertz on behalf of Hertz Holdings.

Agreements with the Icahn Group

In May 2020, Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP, Beckton Corp., Vincent J. Intrieri, Samuel J. Merksamer and Daniel A. Ninivaggi (collectively, the “Icahn Group”) divested all owned shares of Hertz Global common stock (the "Icahn Divestiture"). As a result of the Icahn Divestiture, the Icahn Group is no longer a related party of the Company. Subsequent to the Icahn Divestiture, there continue to be arms-length transactions between the Company and the Icahn Group.

In the normal course of business, the Company purchases goods and services and leases property from entities controlled by Carl C. Icahn and his affiliates, including The Pep Boys - Manny, Moe & Jack. During the five months ended May 31, 2020, the Company purchased approximately $23 million worth of goods and services from these related parties. During the years ended December 31, 2019 and 2018, the Company purchased approximately $57 million and $39 million, respectively, worth of goods and services from these related parties.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
approximately 22 months, and is subject to automatic six month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six month renewal.

767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp. ("AEPC"), an entity affiliated with the Icahn Group. During 2020, 767 distributed $75 million to AEPC and there were no cash contributions from AEPC to 767, except for certain services. During 2019, AEPC contributed $49 million to 767 along with certain services.

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

In October 2019, the 767 Lease Agreement was amended such that, among other changes, 767 vehicles will be available for rent from Hertz locations that are opened in replacement of closed Icahn Locations and the 767 vehicles may be available for rent to traditional off airport customers in addition to TNC drivers, when certain conditions apply.

Note 17—Equity and Earnings (Loss) Per Share - Hertz Global

Equity of Hertz Global Holdings, Inc.

As of December 31, 2020 and 2019, there were 40 million shares of Hertz Holdings preferred stock authorized, par value $0.01 per share, 400 million shares of Hertz Holdings common stock authorized, par value $0.01 per share, and two million shares of treasury stock.

Share Repurchase Program

Hertz Holdings has a Board-approved share repurchase program that authorizes it to repurchase shares of its common stock through a variety of methods, including in the open market or through privately negotiated transactions, in accordance with applicable securities laws. It does not obligate Hertz Holdings to make any repurchases at any specific time or situation. There were no shares repurchased under this program in 2020 or 2019. As of December 31, 2020, Hertz Holdings has repurchased two million shares for $100 million under this program. This amount is included in treasury stock in the accompanying Hertz Global consolidated balance sheets as of December 31, 2020 and 2019, respectively. The timing and extent to which Hertz Holdings repurchases its shares will depend upon, among other things, market conditions, share price, liquidity targets and other factors. Share repurchases may be commenced or suspended at any time or from time to time without prior notice. Since Hertz Holdings does not conduct business itself, it primarily funds repurchases of its common stock using dividends from Hertz or amounts borrowed under the master loan agreement. The credit agreements governing Hertz's Senior Facilities, Letter of Credit Facility, Alternative Letter of Credit Facility and DIP Credit Agreement restrict its ability to make dividends and certain payments, including payments to Hertz Holdings for share repurchases.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and providing for the issuance of up to an aggregate of 57,915,055 new shares of Hertz Global common stock. Upon closing in July 2019, the Rights Offering was fully subscribed resulting in Hertz Global selling 57,915,055 shares of its common stock for gross proceeds of $750 million.

Basic weighted-average shares outstanding and weighted-average shares used to calculate diluted earnings (loss) per share for 2018 have been adjusted retrospectively to give effect to the Rights Offering.

Open Market Sale Agreement

In June 2020, subsequent to approval from the Bankruptcy Court and pursuant to a prospectus supplement to the Registration Statement, Hertz Global entered into an open market sale agreement under which it may offer and sell, from time to time, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million. Prior to its suspension on June 15, 2020 and ultimate termination on June 18, 2020, Hertz Global issued 13,912,368 shares under the ATM Program for net proceeds of approximately $28 million, which is included in non-vehicle restricted cash in the accompanying consolidated balance sheet as of December 31, 2020.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years Ended December 31,
(In millions, except per share data)	2020	2019	2018
Numerator:
Net income (loss) attributable to Hertz Global	$(1,714)	$(58)	$(225)
Denominator:
Basic weighted-average shares outstanding (excluding the impact of the Rights Offering)	150	84	84
Rights Offering adjustment(1)	—	33	12
Basic weighted-average shares outstanding	150	117	96
Dilutive stock options, RSUs and PSUs	—	—	—
Diluted weighted-average shares outstanding	150	117	96
Antidilutive stock options, RSUs, PSUs and PSAs	2	2	1
Earnings (loss) per share:
Basic earnings (loss) per share	$(11.44)	$(0.49)	$(2.35)
Diluted earnings (loss) per share	$(11.44)	$(0.49)	$(2.35)

(1)    Reflects the impact of the Rights Offering subscription period and the weighted-average impact of the issuance of 57,915,055 shares from the Rights Offering on July 18, 2019.

Note 18—Segment Information

The Company’s chief operating decision maker assesses performance and allocates resources based upon the financial information for the Company’s operating segments. The Company aggregates certain of its operating segments into its reportable segments. The Company has identified three reportable segments, which are organized based on the products and services provided by its operating segments and the geographic areas in which its operating segments conduct business, as follows:

•U.S. RAC - rental of vehicles (cars, crossovers and light trucks), as well as sales of value-added services, in the U.S. and consists of the Company's U.S. operating segment;

•International RAC - rental and leasing of vehicles (cars, vans, crossovers and light trucks), as well as sales of value-added services, internationally and consists of the Company's Europe and Other International operating segments, which are aggregated into a reportable segment based primarily upon similar economic characteristics, products and services, customers, delivery methods and general regulatory environments; and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•All Other Operations - primarily consists of the Company's Donlen business, which provides vehicle leasing and fleet management services, together with other business activities which represent less than 1% of revenues and expenses of the segment. In the fourth quarter of 2020, we entered into a stock and asset purchase agreement to sell substantially all the Donlen Assets. See Note 3, "Divestitures," for further information.

In addition to the above reportable segments, the Company has Corporate operations which includes general corporate assets and expenses and certain interest expense (including net interest on non-vehicle debt). Corporate includes other items necessary to reconcile the reportable segments to the Company's total amounts.

Effective during the three months ended June 30, 2019, the Company changed its segment measure of profitability for its reportable segments to Adjusted EBITDA, as shown in the Adjusted EBITDA reconciliation tables below. This measure better aligns with the way the Company reviews its overall vehicle rental and leasing business and determines management incentive compensation. Prior to the three months ended June 30, 2019, the Company's segment measure of profitability was Adjusted Pre-tax Income (Loss) which included non-vehicle depreciation and amortization, non-vehicle debt interest, net and certain other items. For comparability purposes, the Company has adjusted retrospectively the 2018 segment results to reflect the new segment measure of profitability.

The following tables provide significant statements of operations, balance sheets and statements of cash flow information by reportable segment for each of Hertz Global and Hertz, as well as Adjusted EBITDA, the measure used to determine segment profitability.

	Years Ended December 31,
(In millions)	2020	2019	2018
Revenues
U.S. Rental Car	$3,656	$6,938	$6,480
International Rental Car	972	2,169	2,276
All Other Operations	630	672	748
Total Hertz Global and Hertz	$5,258	$9,779	$9,504
Depreciation of revenue earning vehicles and lease charges
U.S. Rental Car	$1,323	$1,656	$1,678
International Rental Car	274	440	448
All Other Operations	435	469	564
Total Hertz Global and Hertz	$2,032	$2,565	$2,690
Depreciation and amortization, non-vehicle assets
U.S. Rental Car	$179	$156	$159
International Rental Car	22	23	32
All Other Operations	10	10	10
Corporate	14	14	17
Total Hertz Global and Hertz	$225	$203	$218

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(In millions)	2020	2019	2018
Interest expense, net
U.S. Rental Car	$253	$157	$144
International Rental Car	86	93	113
All Other Operations	40	31	27
Corporate	229	524	455
Total Hertz Global	608	805	739
Hertz interest income from loan to Hertz Global	(2)	(7)	(7)
Total - Hertz	$606	$798	$732
Adjusted EBITDA
U.S. Rental Car	$(791)	$480	$226
International Rental Car	(248)	147	231
All Other Operations	93	100	82
Corporate	(49)	(78)	(106)
Total Hertz Global and Hertz	$(995)	$649	$433

	As of December 31,
(In millions)	2020	2019
Revenue earning vehicles, net
U.S. Rental Car	$4,974	$9,820
International Rental Car	1,088	2,319
All Other Operations(1)	1,432	1,650
Total Hertz Global and Hertz	$7,494	$13,789
Property and equipment, net
U.S. Rental Car	$472	$541
International Rental Car	96	99
All Other Operations(2)	6	7
Corporate	98	110
Total Hertz Global and Hertz	$672	$757
Total assets
U.S. Rental Car	$11,042	$16,459
International Rental Car	2,956	4,563
All Other Operations(3)	1,818	2,115
Corporate	1,092	1,490
Total Hertz Global(4)	16,908	24,627
Corporate - Hertz(5)	(28)	—
Total Hertz(4)	$16,880	$24,627

(1)    Includes $1.4 billion of revenue earning vehicles, net classified as held for sale as of December 31, 2020 as disclosed in Note 3, "Divestitures."
(2)    Includes $6 million of property and equipment, net classified as held for sale as of December 31, 2020 as disclosed in Note 3, "Divestitures."
(3)    Includes $1.8 billion of assets classified as held for sale as of December 31, 2020 as disclosed in Note 3, "Divestitures."
(4)    The consolidated total assets of Hertz Global and Hertz as of December 31, 2020 and 2019 include total assets of VIEs of $511 million and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. See "Special Purpose Entities" in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 16, "Related Party Transactions," for further information.
(5)    Excludes net proceeds from the ATM Program of $28 million as disclosed in Note 17, "Equity and Earnings (Loss) Per Share - Hertz Global."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(In millions)	2020	2019	2018
Revenue earning vehicles and non-vehicle capital assets
U.S. Rental Car:
Expenditures	$(3,957)	$(9,384)	$(8,597)
Proceeds from disposals	7,752	6,306	5,570
Net expenditures - Hertz Global and Hertz	$3,795	$(3,078)	$(3,027)
International Rental Car:
Expenditures	$(1,032)	$(3,401)	$(3,191)
Proceeds from disposals	2,068	2,854	2,755
Net expenditures - Hertz Global and Hertz	$1,036	$(547)	$(436)
All Other Operations:
Expenditures	$(615)	$(1,043)	$(807)
Proceeds from disposals	335	352	176
Net expenditures - Hertz Global and Hertz	$(280)	$(691)	$(631)
Corporate:
Expenditures	$(36)	$(110)	$(75)
Proceeds from disposals	3	1	2
Net expenditures - Hertz Global and Hertz	$(33)	$(109)	$(73)

The Company operates in the U.S. and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Years Ended December 31,
(In millions)	2020	2019	2018
Revenues
U.S.	$4,271	$7,596	$7,211
International	987	2,183	2,293
Total Hertz Global and Hertz	$5,258	$9,779	$9,504

	As of December 31,
(In millions)	2020	2019
Revenue earning vehicles, net
U.S.	$4,974	$11,424
International	1,088	2,365
Total Hertz Global and Hertz	$6,062	$13,789
Property and equipment, net
U.S.	$570	$658
International	96	99
Total Hertz Global and Hertz	$666	$757

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2020	2019
Total assets
U.S.(1)	$13,732	$19,876
International(2)	3,176	4,751
Total Hertz Global	16,908	24,627
U.S. - Hertz	(28)	—
Total Hertz	$16,880	$24,627

(1)    Includes $1.8 billion of assets classified as held for sale as of December 31, 2020 as disclosed in Note 3, "Divestitures."
(2)    Includes $48 million of assets classified as held for sale as of December 31, 2020 as disclosed in Note 3, "Divestitures."

Reconciliations of Adjusted EBITDA by segment to consolidated amounts are summarized below:

Hertz Global

	Years Ended December 31,
(In millions)	2020	2019	2018
Adjusted EBITDA:
U.S. Rental Car	$(791)	$480	$226
International Rental Car	(248)	147	231
All Other Operations	93	100	82
Total reportable segments	(946)	727	539
Corporate(1)	(49)	(78)	(106)
Total Hertz Global	(995)	649	433
Adjustments:
Non-vehicle depreciation and amortization	(225)	(203)	(218)
Non-vehicle debt interest, net	(153)	(311)	(291)
Vehicle debt-related charges(2)	(50)	(38)	(36)
Loss on extinguishment of vehicle debt(3)	(5)	—	(22)
Restructuring and restructuring related charges(4)	(64)	(14)	(32)
Intangible and other asset impairments(5)	(213)	—	—
Information technology and finance transformation costs(6)	(42)	(114)	(98)
Reorganization items, net(7)	(175)	—	—
Pre-reorganization charges and non-debtor financing charges(8)	(109)	—	—
Other items(9)	(21)	44	7
Income (loss) before income taxes	$(2,052)	$13	$(257)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Hertz

	Years Ended December 31,
(In millions)	2020	2019	2018
Adjusted EBITDA:
U.S. Rental Car	$(791)	$480	$226
International Rental Car	(248)	147	231
All Other Operations	93	100	82
Total reportable segments	(946)	727	539
Corporate(1)	(49)	(78)	(106)
Total Hertz	(995)	649	433
Adjustments:
Non-vehicle depreciation and amortization	(225)	(203)	(218)
Non-vehicle debt interest, net	(151)	(304)	(284)
Vehicle debt-related charges(2)	(50)	(38)	(36)
Loss on extinguishment of vehicle debt(3)	(5)	—	(22)
Restructuring and restructuring related charges(4)	(64)	(14)	(32)
Intangible and other asset impairments(5)	(213)	—	—
Write-off of intercompany loan(10)	(133)	—	—
Information technology and finance transformation costs(6)	(42)	(114)	(98)
Reorganization items, net(7)	(175)	—	—
Pre-reorganization charges and non-debtor financing charges(8)	(109)	—	—
Other items(9)	(21)	44	7
Income (loss) before income taxes	$(2,183)	$20	$(250)

(1)Represents other reconciling items primarily consisting of general corporate expenses, non-vehicle interest expense, as well as other business activities.
(2)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(3)In 2020, represents a $5 million write-off of deferred financing costs resulting from the European ABS waiver agreements. In 2018, primarily represents $20 million of early redemption premium and write-off of deferred financing costs associated with the full redemption of the 4.375% European Vehicle Senior Notes due January 2019.
(4)Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. See Note 11, "Restructuring," for further information. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives. In 2018, also includes consulting costs, legal fees and other expenses related to the previously disclosed accounting review and investigation.
(5)In 2020, represents a $193 million impairment of technology-related intangible and other assets and a $20 million impairment of the Hertz tradename, as disclosed in Note 5, "Goodwill and Intangible Assets, Net."
(6)Represents costs associated with the Company's information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company's systems and processes.
(7)In 2020, represents charges incurred associated with the filing of the Chapter 11 Cases, as disclosed in Note 20, "Reorganization Items, Net."
(8)In 2020, represents charges incurred prior to the filing of the Chapter 11 Cases, as disclosed in Note 1, "Background," which are comprised of preparation charges for the reorganization, such as professional fees. Also, includes certain non-debtor financing and professional fee charges.
(9)Represents miscellaneous items, including non-cash stock-based compensation charges, and amounts attributable to noncontrolling interests. In 2020, also includes $16 million associated with the Donlen Asset Sale, partially offset by $18 million for losses associated with certain vehicle damages. In 2019, also includes a $30 million gain on marketable securities and a $39 million gain on the sale of non-vehicle capital assets. In 2018, also includes a $20 million gain on marketable securities, and a $6 million legal settlement received related to an oil spill in the Gulf of Mexico in 2010.
(10)In 2020, represents the write-off of the 2019 Master Loan between Hertz and Hertz Holdings, as disclosed in Note 16, "Related Party Transactions."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 19—Liabilities Subject to Compromise

The accompanying consolidated balance sheet as of December 31, 2020 includes amounts classified as liabilities subject to compromise, which represent Pre-petition liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors' current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments could be material and will be recorded in reorganization items, net in the accompanying consolidated statements of operations.

The following table summarizes liabilities subject to compromise:

(In millions)	December 31, 2020
Accounts payable	$267
Accrued liabilities	166
Accrued taxes, net	19
Accrued interest on debt subject to compromise	70
Debt subject to compromise(1)	4,443
Liabilities subject to compromise - Hertz Global	4,965
Due from Affiliate - Hertz(2)	65
Liabilities subject to compromise - Hertz	$5,030

(1)    See Note 6, "Debt" for details of Pre-petition, non-vehicle debt reported as liabilities subject to compromise as of December 31, 2020.
(2)    See Note 16, "Related Party Transactions" for details of a Pre-petition intercompany loan due to an affiliate reported as liabilities subject to compromise as of December 31, 2020.

Note 20—Reorganization Items, Net

The Debtors have incurred and will continue to incur costs associated with the reorganization, including professional and consulting fees. Charges associated with the Chapter 11 Cases have been recorded as reorganization items, net in the accompanying consolidated statements of operations for the year ended December 31, 2020.

For the year ended December 31, 2020, the Company incurred $175 million of charges comprised primarily of professional fees, of which $102 million were paid as of December 31, 2020, and $46 million and $19 million were recorded in accrued liabilities and accounts payable, respectively, in the accompanying consolidated balance sheet as of December 31, 2020.

Note 21—Condensed Combined Debtor-in-Possession Financial Information
The following financial statements represent the audited condensed combined financial statements of the Debtors. The results of the non-debtor entities are not included in these financial statements. Intercompany transactions among Debtors have been eliminated in the following financial statements. Intercompany transactions among Debtors and non-debtor entities have not been eliminated in the following financial statements.

Amounts reported for Hertz Global and Hertz are substantially the same, with the exception of that related to interest expense (income) and tax provision (benefit), as well as activity associated with the master loan agreement between Hertz and Hertz Global and proceeds from the issuance of stock under the ATM Program as disclosed in the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2020 Annual Report Note 16, "Related Party Transactions," and Note 17, "Equity and Earnings (Loss) Per Share - Hertz Global," respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE DEBTORS
CONDENSED COMBINED BALANCE SHEET
(in millions)

December 31, 2020
ASSETS
Cash and cash equivalents	$492
Restricted cash and cash equivalents	305
Total cash, cash equivalents, restricted cash and restricted cash equivalents	797
Receivables, net	388
Due from non-debtor affiliates	51,638
Prepaid expenses and other assets	183
Revenue earning vehicles, net	37
Property and equipment, net	549
Operating lease right-of-use assets	1,424
Investment in subsidiaries, net	4,527
Intangible assets, net	2,988
Goodwill	488
Assets held for sale(1)	173
Total assets	$63,192

LIABILITIES AND EQUITY
Accounts payable	$200
Accrued liabilities	412
Accrued taxes, net	48
Debt	242
Operating lease liabilities	1,385
Self-insured liabilities	251
Deferred income taxes, net	887
Total liabilities not subject to compromise	3,425
Liabilities subject to compromise	59,637
Liabilities held for sale(1)	74
Total liabilities	63,136
Total equity attributable to the Debtors	56
Total liabilities and equity	$63,192

(1) The assets and liabilities of Donlen as of December 31, 2020, have been classified as assets held for sale and liabilities held for sale, respectively. See Note 3, "Divestitures," for additional information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE DEBTORS
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions)

Year Ended December 31, 2020
Total revenues	$3,593
Expenses:
Direct vehicle and operating	2,896
Depreciation of revenue earning vehicles and lease charges	2,970
Selling, general and administrative	492
Interest (income) expense, net	122
Intangible and other asset impairments	213
Other (income) expense, net	(35)
Reorganization items, net	175
Total expenses	6,833
Income (loss) before income taxes and equity in earnings (losses) of non-debtor entities	(3,240)
Income tax (provision) benefit	710
Equity in earnings (losses) of non-debtor entities	816
Net income (loss)	(1,714)
Total other comprehensive income (loss), net of tax	(23)
Comprehensive income (loss) attributable to the Debtors	$(1,737)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

THE DEBTORS
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(in millions)

Year Ended December 31, 2020
Net cash provided by (used in) operating activities	$(738)
Cash flows from investing activities:
Revenue earning vehicles expenditures	(478)
Proceeds from disposal of revenue earning vehicles	594
Non-vehicle capital asset expenditures	(79)
Proceeds from non-vehicle capital assets disposed of	48
Sales of marketable securities	74
Capital contributions to non-debtor entities	(835)
Return of capital from non-debtor entities	838
Loan to non-debtor entity	(180)
Loan repayment from non-debtor entity	189
Net cash provided by (used in) investing activities	171
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	321
Repayments of vehicle debt	(467)
Proceeds from issuance of non-vehicle debt	1,812
Repayments of non-vehicle debt	(855)
Proceeds from the issuance of stock, net	28
Other	(2)
Net cash provided by (used in) financing activities	837
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	1
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	271
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	526
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$797

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)

PARENT COMPANY BALANCE SHEETS
(In millions, except par value)

	December 31,
	2020	2019
ASSETS
Restricted cash and restricted cash equivalents	$28	$—
Prepaid expenses and other assets	1	—
Investments in subsidiaries, net	—	1,765
Deferred income taxes, net	5	4
Due from Hertz	65	—
Total assets	$99	$1,769
LIABILITIES AND STOCKHOLDERS' EQUITY
Due to Hertz	$1	$—
Investments in subsidiaries, net	42	—
Total liabilities	43	—

Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 158,235,410 and 144,153,444 shares issued, respectively and 156,206,478 and 142,124,512 shares outstanding, respectively	2	1
Additional paid-in capital	3,047	3,024
Accumulated deficit	(2,681)	(967)
Accumulated other comprehensive income (loss)	(212)	(189)
Equity before treasury stock	156	1,869
Treasury stock, at cost, 2,028,932 shares and 2,028,932 shares, respectively	(100)	(100)
Total stockholders' equity	56	1,769
Total liabilities and stockholders' equity	$99	$1,769

The accompanying notes are an integral part of these financial statements.

PARENT COMPANY STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2020	2019	2018
Total Revenues	$—	$—	$—
Expenses:
Interest expense, net	2	7	7
Write-off of intercompany loan	(133)	—	—
Total expenses	(131)	7	7
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	131	(7)	(7)
Income tax (provision) benefit	1	2	2
Equity in earnings (losses) of subsidiaries, net of tax	(1,846)	(53)	(220)
Net income (loss)	$(1,714)	$(58)	$(225)

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$(1,714)	$(58)	$(225)
Total other comprehensive income (loss)	(23)	3	(63)
Total comprehensive income (loss)	$(1,737)	$(55)	$(288)

The accompanying notes are an integral part of these financial statements.

PARENT COMPANY STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$(3)	$(7)	$(7)
Cash flows from financing activities:
Proceeds from loans with Hertz	5	12	9
Proceeds from Rights Offering, net	—	748	—
Contributions to Hertz	—	(750)	—
Proceeds from issuance of stock, net	28	—	—
Other	(2)	(3)	(2)
Net cash provided by (used in) financing activities	31	7	7
Net increase (decrease) in cash and cash equivalents during the period	28	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$28	$—	$—

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
HERTZ GLOBAL HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
Note 1—Background and Basis of Presentation

Hertz Global Holdings, Inc. ("Hertz Global" when including its subsidiaries and variable interest entities ("VIEs") and "Hertz Holdings" excluding its subsidiaries and VIEs) was incorporated in Delaware in 2015 and wholly owns Rental Car Intermediate Holdings, LLC which wholly owns The Hertz Corporation ("Hertz"), Hertz Global's primary operating company.

On May 22, 2020, Hertz Global, Hertz and certain of their direct and indirect subsidiaries in the U.S. and Canada filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. The Chapter 11 Cases are being jointly administered by the Bankruptcy Court under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW). Refer to Note 1, "Background," to its Notes to the consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data," for further information.

In November 2020, Hertz Global entered into a stock and asset purchase agreement to sell substantially all of the assets and certain liabilities of Donlen. See Note 3, "Divestitures," to the Notes to its consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data," for additional information.

These condensed parent company financial statements reflect the activity of Hertz Holdings as the parent company to Hertz and have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Hertz exceed 25% of the consolidated net assets of Hertz Holdings. This information should be read in conjunction with the consolidated financial statements of Hertz Global included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Note 2—Contingencies

For a discussion of the commitments and contingencies of Hertz Holdings, refer to the sections below included in Note 15, "Contingencies and Off-Balance Sheet Commitments," to the Notes to its consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

•In re Hertz Global Holdings, Inc. Securities Litigation
•Litigation Against Former Executives

The remaining sections of Note 15, "Contingencies and Off-Balance Sheet Commitments," and Note 10, "Leases," to the Notes to its consolidated financial statements included in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data," describe the commitments and contingencies of Hertz Holdings, including its subsidiaries.

Note 3—Dividends

There were no non-cash dividends paid by Hertz in 2020, 2019, or 2018.

Note 4—Share Repurchase

For a discussion of the share repurchase program of Hertz Holdings, refer to Note 17, "Equity and Earnings (Loss) Per Share - Hertz Global" to the Notes to its consolidated financial statements in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." As of December 31, 2020, Hertz Holdings repurchased two million shares for $100 million under this program. This amount is included in treasury stock in the accompanying parent-only balance sheets of Hertz Holdings as of December 31, 2020 and 2019.

SCHEDULE I (Continued)
HERTZ GLOBAL HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO PARENT COMPANY FINANCIAL STATEMENTS (continued)

Note 5—Transactions with Affiliates and Investments in Subsidiaries

For a discussion of Hertz Holdings transactions with Hertz under the master loan, refer to Note 16, "Related Party Transactions," to the Notes to its consolidated financial statements in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." The amounts related to the master loan transactions are included in investments in subsidiaries in the accompanying parent-only balance sheet of Hertz Holdings for the year ended December 31, 2019.

For the year ended December 31, 2020, the negative balance in investments in subsidiaries, net in the accompanying parent-only balance sheet of Hertz Holdings reflects the $42 million stockholder's deficit attributable to Hertz.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
(In millions)

	Balance at Beginning of Period	Additions
		Charged to Expense		Translation Adjustments	Deductions		Balance at End of Period
Receivables allowances:
Year Ended December 31, 2020	$35	$94	(1)	$—	$(83)	(1)(2)	$46
Year Ended December 31, 2019	27	53		—	(45)	(2)	35
Year Ended December 31, 2018	33	35		(1)	(40)	(2)	27

Tax valuation allowances:
Year Ended December 31, 2020	$396	$218		$37	$—		$651
Year Ended December 31, 2019	318	75		3	—		396
Year Ended December 31, 2018	305	21		1	(9)	(3)	318

(1)    Activity includes allowances associated with Donlen which have been classified as held for sale as of December 31, 2020, as disclosed in Note 3, "Divestitures," to the notes to the Company's consolidated financial statements in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."
(2)    Amounts written off, net of recoveries.
(3)    The release of the valuation allowance during 2018 was due to the sales or anticipated sales of properties which would generate capital gain.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

HERTZ GLOBAL HOLDINGS, INC.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this 2020 Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, due to the identification of a material weakness in our internal control over financial reporting, as further described below, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this inherent risk.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 due to the identification of an information technology general controls (“ITGCs”) material weakness in our internal control over financial reporting as discussed below.

Material Weakness

We did not maintain effective ITGCs, specifically logical security controls over financially significant system applications. The ineffective logical security controls included user provisioning and de-provisioning and user and privileged access reviews.

Due to the impact from COVID-19, the Company initiated a restructuring program in April 2020, affecting approximately 11,000 employees in the U.S. Additionally, personnel levels in our international operations were reduced to align with reduced vehicle rental demands as a result of COVID-19. As a result of the large number of employees leaving the Company in a condensed time period, we did not maintain an effective ITGC risk assessment, control activities or monitoring in the following areas:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

•Management did not have a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our ITGC internal controls over financial reporting requirements as a result of the headcount reductions.
•Management did not maintain effective monitoring to ensure the operating effectiveness of our ITGCs, to escalate potential issues for resolution or to provide visibility to where resources were insufficient.
•Management did not effectively design or execute a plan to timely de-provision system application access for employees impact by these significant headcount reductions.

These control deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies when aggregated, could result in misstatements potentially impacting financial statement accounts and disclosures that would not be prevented or detected in a timely manner. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

Remediation

Our management has been implementing and continues to implement measures designed to ensure that the material weakness is remediated. The remediation actions include, but are not limited to, the following:

•Performing an assessment of the IT organization to determine the sufficiency of resources with the appropriate level of knowledge, experience and training commensurate with our ITGC internal controls and executing any recommendations arising from the assessment.
•Clarifying and communicating roles for ITGC control owners and SOX project management team.
•Re-training ITGC control owners regarding risks, controls and maintaining adequate evidence.
•Improved existing de-provisioning controls for timely execution of removal of terminated user access.
•Enhancing quarterly reporting on ITGC design and operational effectiveness to the Chief Information Officer and Audit Committee of the Board of Directors.

After identification of the material weakness, management performed further analysis and completed additional procedures to confirm that the material weakness did not result in any identified misstatements in the financial statements, and there were no changes to previously issued financial results. Based on these procedures and analysis, and nothwithstanding the material weakness in our internal control over financial reporting, management has concluded that our consolidated financial statements and related notes included in this annual report have been prepared in accordance with GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report. In addition, Ernst & Young LLP has issued an unqualified opinion on our consolidated financial statements, which is included in Item 8 of this Annual Report.

HERTZ CORPORATION

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this 2020 Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, due to the identification of a material weakness in our internal control over financial reporting, as further described below, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this inherent risk.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 due to the identification of an information technology general controls (“ITGCs”) material weakness in our internal control over financial reporting as discussed below.

Material Weakness

We did not maintain effective ITGCs, specifically logical security controls over financially significant system applications. The ineffective logical security controls included user provisioning and de-provisioning and user and privileged access reviews.

Due to the impact from COVID-19, the Company initiated a restructuring program in April 2020, affecting approximately 11,000 employees in the U.S. Additionally, personnel levels in our international operations were reduced to align with reduced vehicle rental demands as a result of COVID-19. As a result of the large number of employees leaving the Company in a condensed time period, we did not maintain an effective ITGC risk assessment, control activities or monitoring in the following areas:

•Management did not have a sufficient complement of personnel with an appropriate level of knowledge, experience and training commensurate with our ITGC internal controls over financial reporting requirements as a result of the headcount reductions.
•Management did not maintain effective monitoring to ensure the operating effectiveness of our ITGCs, to escalate potential issues for resolution or to provide visibility to where resources were insufficient.
•Management did not effectively design or execute a plan to timely de-provision system application access for employees impact by these significant headcount reductions.

These control deficiencies did not result in a misstatement to the consolidated financial statements, however, the deficiencies when aggregated, could result in misstatements potentially impacting financial statement accounts and disclosures that would not be prevented or detected in a timely manner. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)
Remediation

Our management has been implementing and continues to implement measures designed to ensure that the material weakness is remediated. The remediation actions include, but are not limited to, the following:

•Performing an assessment of the IT organization to determine the sufficiency of resources with the appropriate level of knowledge, experience and training commensurate with our ITGC internal controls and executing any recommendations arising from the assessment.
•Clarifying and communicating roles for ITGC control owners and SOX project management team.
•Re-training ITGC control owners regarding risks, controls and maintaining adequate evidence.
•Improved existing de-provisioning controls for timely execution of removal of terminated user access.
•Enhancing quarterly reporting on ITGC design and operational effectiveness to the Chief Information Officer and Audit Committee of the Board of Directors.

After identification of the material weakness, management performed further analysis and completed additional procedures to confirm that the material weakness did not result in any identified misstatements in the financial statements, and there were no changes to previously issued financial results. Based on these procedures and analysis, and nothwithstanding the material weakness in our internal control over financial reporting, management has concluded that our consolidated financial statements and related notes included in this annual report have been prepared in accordance with GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report. In addition, Ernst & Young LLP has issued an unqualified opinion on our consolidated financial statements, which is included in Item 8 of this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below is information regarding our directors as of February 22, 2021.

Henry R. Keizer has served as a director of the Company since June 2016 and Hertz since October 2015. Mr. Keizer is 64 years old and has served as Independent Non-Executive Chair ("Chair") of the Boards of the Company and Hertz since January 2017.

Business Experience. Mr. Keizer formerly served as Deputy Chairman and Chief Operating Officer of KPMG LLP ("KPMG"), the U.S.-based and largest individual member firm of KPMG International (“KPMGI”), a role from which he retired in December 2012. KPMGI is an international professional services organization that provides audit, tax and advisory services throughout the world. Prior to serving as Deputy Chairman and Chief Operating Officer, Mr. Keizer held several key leadership positions throughout his 35 years at KPMG, including Global Head of Audit from 2006 to 2010 and U.S. Vice Chairman of Audit from 2005 to 2010.

Directorships. Mr. Keizer currently serves as a trustee of the BlackRock Multi-Asset Funds Complex, an investment company. He is also a member of the boards of directors of Sealed Air Corporation., a leading provider of packaging solutions, where he chairs the audit committee, and Park Indemnity Ltd., a privately-held Bermuda captive insurer affiliated with KPMGI. He previously served as a director and audit committee chair of WABCO Holdings, Inc., a global innovator and manufacturer of technologies for commercial vehicles, a director and audit committee chair of MUFG Americas Holdings, Inc. and MUFG Union Bank, each a financial and bank holding company, from 2014 to 2016, and as a director and audit committee chair of Montpelier Re Holdings, Ltd., a global property and casualty reinsurance company, until it merged with Endurance Specialty Holdings Ltd. in July 2015. Mr. Keizer was formerly a director of the American Institute of Certified Public Accountants from 2008 to 2011.

Executive Officer and Leadership Experience. Mr. Keizer has significant management, operating and leadership skills gained as Deputy Chairman and Chief Operating Officer of KPMG and as a director of multiple public and private companies.

Accounting, Financial Reporting and General Industry Experience. As a certified public accountant, Mr. Keizer, has extensive knowledge and understanding of financial accounting, internal control over financial reporting and auditing standards from his many years of experience and key leadership positions held with KPMGI. Mr. Keizer also has over four decades of diverse industry perspective gained through advising companies engaged in manufacturing, banking, insurance, consumer products, retail, technology and energy, providing him with perspective on the issues facing major companies and the evolving business environment.

Risk Management Expertise. Mr. Keizer’s extensive leadership experience at KPMG provides the Board with expertise in risk management and oversight of our domestic and international operations.

David A. Barnes has served as a director of the Company since June 2016 and Hertz since May 2016. Mr. Barnes is 65 years old.

Business Experience. Mr. Barnes has served as Senior Advisor for Bridge Growth Partners LLC (“Bridge Growth”), a private equity fund, since 2016 and in this capacity serves as a member of the board of directors for several privately-held companies in Bridge Growth’s technology investment portfolio. Mr. Barnes is the former Senior Vice President, Chief Information and Global Business Services Officer of United Parcel Service, Inc. (“UPS”) a role he served in from 2011 to 2016. From 2005 to 2011, Mr. Barnes served as Senior Vice President and Chief Information Officer for UPS. UPS is one of the world’s largest package delivery company, a leader in the U.S. less-than-truckload industry, a provider of global supply chain management and advanced logistic solutions and an operator of one of the world’s largest airlines. In his role as Chief Information Officer of UPS and a member of the UPS

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Management Committee, Mr. Barnes was responsible for all aspects of UPS technology utilized in over 220 countries and territories. He also chaired the UPS Information Technology Governance Committee responsible for global technology strategy, architecture, mobility, hardware design and research and development. In addition, he was responsible for information security, served as Co-Chair of the enterprise risk committee and was a member of the UPS Corporate Strategy and the Finance Committees. Prior to serving as a member of the UPS Management Committee, he held a number of key leadership positions throughout his 39-year career at UPS in areas including technology development, operations, UPS airline, international custom house brokerage, mergers and acquisitions and finance.

Directorships. Mr. Barnes was previously a director at Ingram Micro Inc., a global technology and supply chain service provider, from June 2014 to December 2016, where he was a member of the audit committee and chair of the technology committee. Mr. Barnes is a director at DXC Technology Company, an enterprise technology company, since 2020 and also serves as a director for Solace Systems, Inc., a software company, since 2016 where he serves on the audit committee and Back Office Associates, a software company, since 2017 where he serves on the audit and technology committees.

Executive Officer Experience. Mr. Barnes has significant management and leadership skills gained as Chief Information Officer of UPS and as a member of the UPS Management Committee.

Operations Expertise. Mr. Barnes’ role as a former Chief Information Officer of a company with worldwide operations and transactions provides our Board with critical experience regarding our domestic and international operations, including experience with automotive fleet management, in-vehicle telematics, transportation network systems and transportation equipment leasing.

Strategy, Cybersecurity and Technology Experience. Mr. Barnes provides our Board with valuable insights on incorporating technology into our ongoing operations and utilizing technology-based solutions to streamline our business and improve the customer experience. In addition, he provides significant experience managing cybersecurity and information privacy.

SungHwan Cho has served as a director of the Company and Hertz since May 2017. Mr. Cho is 46 years old.

Business Experience. Mr. Cho has served as Chief Financial Officer of Icahn Enterprises L.P. ("Icahn Enterprises"), a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, food packaging, metals, real estate and home fashion, since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006.

Directorships. Mr. Cho has been a director of Icahn Enterprises since September 2012 and CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since May 2012 (and has been chairman of the board since June 2018). Mr. Cho was previously a director of Tenneco, Inc, a manufacturer of products for light vehicles, commercial trucks, and off-highway applications, from April 2019 to June 2020, a director (and chairman of the board beginning June 2018) of CVR Refining, LP, an independent downstream energy limited partnership, from January 2013 to January 2019, a director (and chairman of the board beginning July 2014) of American Railcar Industries, Inc., a railcar manufacturing company, from June 2011 to December 2018, a director of CVR Partners LP, a nitrogen fertilizer company, from May 2012 to April 2017, a director of Viskase Companies, Inc., a meat casing company, from November 2006 to April 2017, and a director of Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013.

Finance and Strategic Experience. Mr. Cho provides our Board with significant financial and strategic experience gained through his experience as Chief Financial Officer of Icahn Enterprises as well as his multiple directorships.

Operating and Corporate Governance Experience. Mr. Cho’s service in other director roles provides our Board extensive operating and governance experience, as well as perspective on the strategy and direction of our Company.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Capital Markets Experience. Mr. Cho’s financial experience provides our Board with important expertise in capital markets and finance matters.

Vincent J. Intrieri has served as a director of the Company since June 2016 and Hertz since September 2014. Mr. Intrieri is 63 years old.

Business Experience. Mr. Intrieri is the Chief Executive Officer and founder of VDA Capital Management LLC, a private investment fund, and was formerly employed by entities affiliated with Icahn Enterprises LP from October 1998 to December 2016 in various investment-related capacities. From January 2008 until December 2016, Mr. Intrieri served as Senior Managing Director of Icahn Capital LP. In addition, from November 2004 to December 2016, Mr. Intrieri served as a Senior Managing Director of Icahn Onshore LP, the general partner of Icahn Partners LP, and Icahn Offshore LP, the general partner of Icahn Partners Master Fund LP. From 1992 to 1995, Mr. Intrieri was a partner at Arthur Andersen LLP, a professional services organization.

Directorships. Mr. Intrieri has been a director of Transocean Ltd., a provider of offshore contract drilling services for oil and gas wells, since May 2014. Mr. Intrieri has also been a director of Navistar International Corporation, a truck and engine manufacturer, since October 2012, where he serves as co-lead director, co-chair of the finance committee and a member of the nominating and governance committee. Mr. Intrieri previously served as a director of Energen Corporation, an independent oil and gas exploration and production company, from March 2018 to December 2018, Conduent Incorporated, a provider of diversified business process services, from January 2017 to May 2018, Chesapeake Energy Corporation, an oil and gas exploration and production company, from June 2012 to September 2016, CVR Refining, LP, an independent downstream energy limited partnership, from September 2012 to September 2014, Forest Laboratories, Inc., a supplier of pharmaceutical products, from June 2013 to June 2014, CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, from May 2012 to May 2014, and Federal-Mogul Corporation ("Federal-Mogul"), a global supplier of products and services related to vehicles and equipment, from December 2007 to June 2013. Mr. Intrieri was also chairman of the board of PSC Metals Inc., a processor and recycler of metals, from 2007 to 2012 and has served as chairman of audit, finance, corporate governance and compensation committees of various public companies throughout his career and was previously a certified public accountant.

Accounting and Finance Experience. Mr. Intrieri’s significant financial and accounting experience through his directorships and former employment makes him an important advisor to our Board. Mr. Intrieri was also previously a certified public accountant and partner at a major international accounting firm.

Corporate Governance Experience. Mr. Intrieri’s multiple directorships give him a deep understanding of board responsibilities and provides our Board with strategic oversight capabilities.

Strategic and Risk Management Knowledge. Mr. Intrieri’s experience and his multiple directorships provide our Board important strategic experience and knowledge of appropriate risks to execute our business strategies.

Anindita Mukherjee has served as a director of the Company and Hertz since May 2018. Ms. Mukherjee is 55 years old.

Business Experience. Ms. Mukherjee is the Chairwoman and Chief Executive Officer of Pernod Ricard USA ("Pernod"), an alcoholic beverage company, since November 2019. Ms. Mukherjee was previously the Global Chief Commercial Officer and the Global Chief Marketing Officer, of S.C. Johnson & Son, Inc. ("SC Johnson"), a multinational consumer product manufacturer, from October 2015 to November 2019. Ms. Mukherjee previously held several senior positions with PepsiCo, Inc. ("PepsiCo"), a multinational food and beverage corporation, from 2005 until October 2015. These positions include President, Global Snacks Group and Global Insights, in 2015, Senior Vice President and Chief Marketing Officer, Frito-Lay, Inc., a subsidiary of PepsiCo, from 2009 to 2015, Group Vice President, Marketing, Frito-Lay, Inc., from 2007 to 2009 and Vice President, Consumer Strategy and Insights, Frito-Lay, Inc., from 2005 to 2007. From 1994 to 2005, Ms. Mukherjee served in a variety of roles with Kraft Foods, Inc., a food and beverage manufacturing and processing company.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Directorships. Ms. Mukherjee served as a member of the board of directors of Calbee, Inc., a Japanese snack food maker, from June 2015 to October 2015 as a designee of PepsiCo.

Marketing and Strategy Experience. Ms. Mukherjee provides our Board with extensive experience and understanding of marketing and brand strategies through her roles at Pernod, SC Johnson and PepsiCo, which are key areas for our Company’s growth.

Branding, Marketing and Media Expertise. Ms. Mukherjee brings expertise in branding, marketing and global media developed from her roles at three large retail consumer companies to support our continued efforts to develop and communicate our brand and product offerings.

International Business and Leadership Experience. Ms. Mukherjee provides our Board with leadership skills and significant management, operational and strategic experience through her role as Chief Executive Officer of Pernod. Ms. Mukherjee’s experience in managing global branding and marketing efforts for retail consumer companies and her leadership experience provide our Board with specialized perspective and knowledge.

Daniel A. Ninivaggi has served as a director of the Company since June 2016 and Hertz since September 2014. Mr. Ninivaggi is 56 years old.

Business Experience. Mr. Ninivaggi currently serves as the Managing Member of Protean Services, LLC, an investment research and consulting firm, since December 2019. Mr. Ninivaggi previously served as Chief Executive Officer of Icahn Automotive Group LLC, a provider of automotive parts distribution, repair and service, and as Managing Director of the automotive segment of Icahn Enterprises, positions he held from March 2017 to August 2019. Mr. Ninivaggi served as a director of the Federal-Mogul from March 2010 until March 2017, as Co-Chairman from May 2015 until March 2017 and as Co-Chief Executive Officer and Chief Executive Officer of Federal-Mogul’s Motorparts segment from February 2014 to March 2017. Mr. Ninivaggi was President of Icahn Enterprises from April 2010 to February 2014, and its Chief Executive Officer from August 2010 to February 2014. From January 2011 to May 2012, Mr. Ninivaggi also served as the Interim President and Interim Chief Executive Officer of Tropicana Entertainment Inc., a company primarily engaged in the business of owning and operating casinos and resorts. From 2003 until 2009, Mr. Ninivaggi held a variety of executive positions at Lear Corporation, a global tier one supplier of automotive seating and electrical and electronic power management systems and components.

Directorships. Mr. Ninivaggi has been a director of numerous public and private companies, including Navistar International Corporation, a manufacturer of commercial and military trucks, buses and engines, from August 2017 to October 2018, Icahn Enterprises G.P. Inc., which is the general partner of Icahn Enterprises, from March 2012 until May 2015, CVR Energy, Inc., an independent petroleum refiner and marketer of high value transportation fuels, from May 2012 to February 2014, CVR GP, LLC, the general partner of CVR Partners LP, a nitrogen fertilizer company, from May 2012 to February 2014, Viskase Companies, Inc., a food packaging company, from June 2011 to February 2014, XO Holdings, a competitive provider of telecom services, from August 2010 to February 2014, Tropicana Entertainment Inc., a hotel and casino operator, from January 2011 to December 2015, CIT Group Inc. from December 2009 to May 2011 and Motorola Mobility Holdings Inc. from December 2010 to May 2011.

Executive Officer and Leadership Experience. Mr. Ninivaggi provides the Board with leadership skills, significant management, strategic and operational experience through his positions as Chief Executive Officer of Icahn Enterprises, Chief Executive Officer of Tropicana Entertainment Inc., Chief Executive Officer of Icahn Automotive Group LLC, Co-Chief Executive Officer and Co-Chairman of Federal-Mogul and as a director and officer of multiple public and private companies.

Strategic and Risk Management Knowledge. Mr. Ninivaggi provides the Board with significant experience in the evaluation of strategic opportunities and offers our Board perspectives on risk management with respect to our operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Extensive Knowledge of the Company’s Business and Industry. Mr. Ninivaggi provides the Board with specialized expertise on matters related to the automotive industry through his roles at Icahn Automotive Group LLC, Federal-Mogul, Lear Corporation and other directorships.

Kevin M. Sheehan has served as a director of the Company and Hertz since August 2018. Mr. Sheehan is 67 years old.

Business Experience. From August 2016 to May 2018, Mr. Sheehan served as the President and Chief Executive Officer of Scientific Games Corporation, an international gaming and lottery company. Mr. Sheehan served as Chief Executive Officer of Norwegian Cruise Line Holdings Ltd., a global cruise line operator (“Norwegian Cruise Line”), from November 2008 through January 2015 and as President of Norwegian Cruise Line from August 2010 through January 2015 (and previously from August 2008 through March 2009). Mr. Sheehan also served as Chief Financial Officer of Norwegian Cruise Line from November 2007 until September 2010. Before joining Norwegian Cruise Line, Mr. Sheehan served as a consultant to private equity firms, including Cerberus Capital Management LP and Clayton Dubilier & Rice LLC. From 2001 to 2005. Mr. Sheehan held various senior executive roles at Cendant Corporation, including Chairman and Chief Executive Officer of the corporation’s Vehicle Services Division (which included Avis Rent A Car, Budget Rent A Car, Budget Truck, PHH Vehicle Management, First Fleet and Wright Express businesses) from January 2003 through May 2005 and Chief Financial Officer from March 2001 through May 2003.

Directorships. Mr. Sheehan currently serves on the boards of directors of Gannet Co, Inc., a diversified portfolio of local media assets and digital marketing services businesses, including USA Today, where he has served as lead director since 2006 and is a member of the audit committee, Dave & Buster's Entertainment, Inc., operator of venues that combine entertainment and dining in North America for adults and families, where he has served since 2011 and is a member of the audit committee, and Navistar International Corporation, a manufacturer of commercial and military trucks, where he has served since October 2018 and is a member of the audit and compensation committees. Mr. Sheehan previously served on the boards of directors of Scientific Games Corporation from August 2016 to September 2018 and Bob Evans Farms, Inc. from 2014 to August 2017. Mr. Sheehan was was previously a certified public accountant.

Executive Officer and Leadership Experience. Mr. Sheehan provides the Board with extensive experience as both principal executive and principal financial officer for several public and private entities. Through his experience as chief financial officer of several large corporations he has gained significant financial experience as well as an understanding of the complexities of our current economic environment.

Extensive Knowledge of the Company’s Business and Industry. Mr. Sheehan provides the Board with in-depth knowledge of the travel, tourism and vehicle rental businesses through his roles as Chief Executive Officer, President and Chief Financial Officer of Norwegian Cruise Line, Chairman and Chief Executive Officer of Cendant Corporation’s Vehicle Services Division and a director of several public companies.

Financial and Investment Knowledge. Mr. Sheehan provides the Board significant experience in the evaluation of investment opportunities as well as significant financial and business knowledge relevant to the Company’s operating and financial plans.

Paul E. Stone Mr. Stone has served as President and Chief Executive Officer and as a director of the Company and Hertz since May 2020. Mr. Stone is 50 years old.

Business Experience. Mr. Stone previously served as Executive Vice President and Chief Retail Operations Officer North America of Hertz from March 2018 to May 2020. From November 2015 to December 2017, Mr. Stone served as the Chief Retail Officer at Cabela's Inc., an outdoor outfitter retail company. Prior to joining Cabela's Inc., Mr. Stone spent 28 years growing his career with Sam's Club, a retail warehouse subsidiary of Walmart Inc., a multinational retail corporation. His most-recent position with Sam's Club was as Senior Vice President - West Division from 2007 to 2015, where he led operations upwards of 200 locations with more than 30,000 employees.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Executive Officer and Leadership Experience. Mr. Stone has significant expertise as an executive officer through his senior executive roles in retail operations in different industries. His experience as an officer of large companies has demonstrated excellent financial and operational expertise and management skills.

Code of Ethics

Our Standards of Business Conduct applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. Our Standards of Business Conduct constitutes a “code of ethics” as defined by Item 406(b) of Regulation S-K. The Standards of Business Conduct is publicly available without charge on the “Investor Relations — About Hertz—Governance Documents” portion of our website, www.hertz.com.

Committees of the Board

The following table sets forth the members of our Board, the standing committees of the Board on which they served in 2020, the chairs of the committees, the members of the Audit Committee designated by the Board as “financial experts” as defined in Item 407 of Regulation S-K, the non-independent member of the Board and our CEO.

Director	Audit Committee	Compensation Committee	Finance Committee	Nominating and Governance Committee	Technology Committee
Henry R. Keizer*	C		●	●
David A. Barnes		●		●	C
SungHwan Cho		●		●	●
Vincent J. Intrieri*	●		C	C
Anindita Mukherjee	●	●			●
Daniel A. Ninivaggi		C	●		●
Kevin M. Sheehan*	●		●		●
Paul E. Stone**
    ● Member     C Chair     * Financial Expert    ** Non-Independent Director

The Board also has a temporary Operating Committee, which is currently composed of Daniel A. Ninivaggi and SungHwan Cho. The purpose of the Operating Committee is to provide additional support in response to the COVID-19 pandemic, oversee certain elements of the restructuring process and such other responsibilities and duties as may be established by the Board from time to time.

Roles and Responsibilities of the Board Committees

Our Board has five standing Committees: Audit Committee; Compensation Committee; Finance Committee, Nominating and Governance Committee; and Technology Committee. Each Committee has a written charter and each charter is available on the “Investor Relations — About Hertz—Committee Charters” portion of our website, www.hertz.com.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Audit Committee
Qualifications:

●    Each member of the Audit Committee is required to meet all independence requirements of the NYSE Corporate Governance Standards, Rule 10A-3(b)(1) of the Exchange Act and applicable law.

●    Our Board has determined that each member of the Audit Committee is “financially literate” as defined under the NYSE Corporate Governance Standards.

●    The Board has determined that each of Mr. Keizer, Mr. Intrieri and Mr. Sheehan is an “audit committee financial expert” under the applicable SEC rules based on their experience and qualifications.

●    No member of the Audit Committee simultaneously serves on the audit committees of more than three public companies, including that of the Company.

Primary Responsibilities:

●    Oversees our accounting, financial and external reporting policies and practices, as well as the integrity of our financial statements.

●    Monitors the independence, qualifications and performance of our independent certified registered public accounting firm.

●    Oversees the performance of our internal audit function, the management information systems and operational policies and practices that affect our internal controls.

●    Monitors our compliance with legal and regulatory requirements.

●    Reviews our guidelines and policies as they relate to risk management and the preparation of our Audit Committee’s report included in our proxy statement.

Compensation Committee
Qualifications:

●    Each member of the Compensation Committee is required to meet all independence requirements of the NYSE Corporate Governance Standards and applicable law.

●    Each member of the Compensation Committee is required to be a “non-employee director” for purposes of Rule 16b-3 of the Exchange Act.

Primary Responsibilities:

●    Oversees our compensation and benefit policies, generally.

●    Evaluates the performance of our CEO as related to all elements of his or her compensation, as well as the performance of our senior management group.

●    Reviews compliance with our Stock Ownership Guidelines applicable to senior management and non-employee directors.

●    Reviews our policies and procedures related to collective bargaining agreements and labor policy.

●    Approves and recommends to our Board all compensation plans and arrangements for our senior management group.

●    Reviews and approves or recommends to our Board the short-term compensation and equity award grants to certain members of our senior management group under our incentive plans.

●    Prepares reports on executive compensation required for inclusion in our proxy statement.

●    Reviews our management succession plan.

●    Reviews and recommends to our Board the compensation paid to our directors.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Finance Committee
Qualifications:

●    A majority of the members of the Finance Committee are required to meet all independence requirements of the NYSE Corporate Governance Standards and applicable law.

●    Each member of the Finance Committee is required to be a “non-employee director” for purposes of Rule 16b-3 of the Exchange Act.

Primary Responsibilities:

●    Reviews and approves our capital markets and financing plans consistent with the prior approvals of the Board, including our debt, equity or other financing arrangements (including refinancing activity).
●    Reviews the material terms and conditions of our long-term debt and equity financings and issuances consistent with the prior approvals of the Board, including with respect to bank loans, letter of credit facilities, securitization facilities, collateral security or pledge agreements, promissory notes, commercial paper and guarantees.
●    Reviews our dividend policy and share repurchase strategy and recommends to the Board the amount and frequency of any dividends or share repurchases (if any).
●    Reviews and approves entering into swap and other derivative transactions consistent with the prior approvals of the Board.
●    Reviews with management the financial considerations relating to pension and retirement plans.

Nominating and Governance Committee
Qualifications: ● Each member of the Nominating and Governance Committee is required to meet all independence requirements of the NYSE Corporate Governance Standards and applicable law.
Primary Responsibilities:

●    Assists our Board in determining the skills, qualities and eligibility of individuals recommended for membership on our Board.

●    Reviews the composition of our Board and its committees to determine whether it may be appropriate to add or remove individuals.

●    Reviews and evaluates directors for re-nomination and re-appointment to committees.

●    Reviews and assesses the adequacy of our Corporate Governance Guidelines, Standards of Business Conduct and Directors’ Code of Business Conduct and Ethics.

●    Reviews and oversees corporate social responsibility strategy and performance, director orientation and Board continuing education.

●    Leads our Board in a self-evaluation to determine whether it and its committees are functioning effectively.

Technology Committee
Qualifications: ● Each member of the Technology Committee is required to meet all independence requirements of the NYSE Corporate Governance Standards and applicable law.
Primary Responsibilities:

●    Evaluates technology-related systems architecture for consistency with our organizational structure, strategy and business objectives.
●    Evaluates the progress of technology projects and systems architecture alternatives.
●    Evaluates the capacity, performance, reliability and competitiveness of our technology-related systems.
●    Reviews the technology budget for alignment with our strategy and goals and makes recommendations to the Board for technology-related investments.
●    Evaluates the effectiveness of technology systems relative to customer service capabilities and performance.
●    Monitors the quality and effectiveness of our cybersecurity initiatives.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Nomination of Directors

Directors may be nominated by the Board or by stockholders of the Company in accordance with the Company's By-Laws. The Nominating and Governance Committee recommends to the Board criteria for Board membership, which includes the criteria in our Corporate Governance Guidelines, and when requested by the Board, recommends candidates for membership on the Board. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected candidates as appropriate. Nominees for director are selected on the basis of their business experience, qualifications, attributes and skills, such as relevant industry knowledge, specific experience with technology, accounting, finance, leadership, strategic planning, international markets, independence, judgment, integrity, diversity of backgrounds, the absence of potential conflicts with our interests and such other criteria as may be established by the Board from time to time. In addition, the Board considers, in light of our business, each director nominee's experience, qualifications, attributes and skills that are identified in the biographical information described above.

The Corporate Governance Guidelines and the Nominating and Governance Committee charter specify that the Nominating and Governance Committee considers several factors, including diversity, when evaluating or conducting searches for directors. The Nominating and Governance Committee interprets diversity broadly to include a variety of opinions, perspectives, personal and professional experiences and backgrounds, such as international and multicultural experience and understanding, as well as other differentiating characteristics, including race, ethnicity and gender.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board as set forth in the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 27, 2020.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes our compensation objectives, policies and decisions for 2020 regarding our Named Executive Officers ("NEOs"), who are listed below.

Name	Title
Paul E. Stone	President and Chief Executive Officer
Kenny Cheung	Executive Vice President and Chief Financial Officer
Angela Brav	President International
M. David Galainena	Executive Vice President and General Counsel
Opal Perry	Executive Vice President and Chief Information Officer
Kathryn V. Marinello	Former President and Chief Executive Officer (resigned effective May 16, 2020)
Jamere Jackson	Former Executive Vice President and Chief Financial Officer (resigned effective August 14, 2020)
Richard Eric Esper	Former Executive Vice President and Chief Financial Officer (resigned effective September 22, 2020)

Executive Summary

Our executive compensation programs are designed to create long-term value by aligning the interests of our executive officers with those of the Company. In order to accomplish this objective, we provide competitive executive compensation programs that enable us to attract and retain highly talented individuals, and we link the vast majority of their pay directly to the achievement of performance goals designed to foster the creation of sustainable long-term value.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)
We have structured our compensation programs to provide our NEOs and other senior executives with levels of compensation that we believe are necessary to retain their services and to avoid the disruption and expense associated with unintended departures, while also motivating and rewarding leadership for our success in dynamic and competitive markets and aligning their interests with those of the Company.

Impact of COVID-19 and Restructuring on Compensation Program

Our compensation philosophy for 2020 started the year with the objective to reward our senior level executives for performance through short- and long-term incentive programs. The incentive programs approved in early March 2020 established linkage to performance measured against established goals that are relevant to our business and the creation of stockholder value and to align our senior executives' interests with those of our stockholders.

Our initial 2020 performance measures were designed to

●    Align our compensation practices with our "pay-for-performance" compensation philosophy;
●    Adapt to reasonable potential changes to the Company’s economic and strategic environment; and
●    Reward positive operational and financial performance that we believe enhances value over time.

When the COVID-19 pandemic started impacting global travel in March of 2020, the Company experienced an unprecedented decrease in vehicle rentals and related revenue. In an effort to reduce costs on March 23, 2020, the Board approved voluntary executive officer base salary reductions of 20%, except for Mr. Jackson who requested a 25% reduction in his base salary and Ms. Marinello who requested elimination of her annual salary (except for the nominal amount needed to pay for her health and welfare benefit contributions) commencing on April 1, 2020. On May 3, 2020, the Board met again to review executive salaries taking into consideration the executives’ efforts that had already been undertaken and would continue to be necessary in order for the executive officers to operate with reduced resources. Effective May 11, 2020, the Board restored to pre-reduction levels the base salaries of those executive officers who had voluntarily reduced their salaries, except that Ms. Marinello, who had previously voluntarily forgone substantially all of her base salary, voluntarily agreed to a 10% salary reduction going forward. Ms. Marinello resigned as CEO on May 16, and Mr. Stone was appointed as CEO at that time.

As the travel industry continued to deteriorate the Board considered the risk of losing key remaining employees, and a result, approved the 2020 Key Employee Retention Plan which covered over 300 employees at the director level and above. For more information please see “2020 Key Employee Retention Plan” below.

On May 22, 2020, Hertz and its affiliated Debtors filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. As a result of the extraordinary spectrum of events, the Compensation Committee and the Board determined that the compensation design should be adjusted to focus on the more immediate need of retention of key executive officers to help us navigate the extreme challenges to our business, the complex restructuring, and the assumption of additional responsibilities as a result of reduced staff levels and increased workload. Specifically, following the May 22, 2020, filing for bankruptcy and restructuring Mr. Jackson resigned as CFO on August 14, 2020, and his replacement as CFO, Mr. Esper, resigned on September 22, 2020, and was replaced by Mr. Cheung at that time.

Summary of Annual Compensation Decision-Making Process

Compensation Committee Oversight. The Compensation Committee reviews and establishes the compensation program for our NEOs. The Compensation Committee is committed to creating incentives for our NEOs that reward them for the performance of the Company.

The Compensation Committee considers market median data for similar positions when setting executive compensation but adjusts based on individual performance and responsibilities as well as recruitment and retention considerations.

Performance measures are defined at the beginning of a performance period and approved by the Compensation Committee.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)

Role of the Compensation Consultant. The Compensation Committee has the authority to retain outside advisors as it deems appropriate. Effective August 2, 2019, the Compensation Committee selected the firm Pay Governance as its independent compensation consultant. The responsibilities of our compensation consultant include:

●    Reviewing and advising on total executive compensation, including salaries, short- and long-term incentive programs and relevant performance goals;

●    Advising on industry trends, important legislation and best practices in executive compensation;

●    Advising on effectively aligning pay with performance and with our business needs; and

●    Assisting the Compensation Committee with any other matters related to executive compensation arrangements, including executive employment and award arrangements.

When making compensation determinations for 2020 the Compensation Committee reviewed and considered recommendations from Pay Governance. Our compensation consultant does not perform any services for the Company other than in its role as independent advisor to the Compensation Committee. Before engaging any compensation consultant, it is the Compensation Committee’s practice to determine the compensation consultant’s independence and whether any conflicts of interest would be raised by the engagement of the compensation consultant. The Compensation Committee believes that Pay Governance is independent and the work they have performed does not raise any conflicts of interest. The Compensation Consultant also reviewed the Peer Group at the direction of the Compensation Committee. The Compensation Committee discussed the Peer Group analysis and approved a revised Peer Group for 2020, which is discussed more fully below. When the COVID-19 travel restrictions and related Company economic downturn occurred, the compensation consultant also served as advisor to the Compensation Committee with regard to the 2020 Key Employee Retention Plan and further compensation related considerations resulting from the restructuring. The compensation consultant also advised on the 2020 Executive Incentive Plan (“EIP”) which was formally approved by the Bankruptcy Court on October 20, 2020, for employees below the executive vice president level. The compensation consultant also reviewed and recommended compensation for newly appointed executive officers occurring as a result of voluntary and involuntary executive terminations. The compensation consultant will continue to advise the Compensation Committee regarding 2021 executive compensation and related restructuring compensation considerations.

Peer Group. In late 2019, the Compensation Committee selected our Peer Group for 2020 in consultation with the compensation consultant, Pay Governance. Because the number of our direct industry competitors in the global market is limited, we did not limit the Peer Group to our direct competitors, but also included similarly-sized companies that bear substantial similarities to our business model and with which we compete for talent, including travel and travel-related companies. The companies in the 2020 Peer Group had median annual revenues for 2018 of approximately $624 million to $22.8 billion and median     annual revenues of approximately $9.1 billion, as compared to our 2018 revenue of $9.5 billion (based on data compiled by Pay Governance from publicly-available financial reports). Changes to our Peer Group from 2019 to 2020 included the removal of six companies and the addition of two. These changes were made to more closely align the Peer Group to our industry and business model.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)
The following are the companies that comprised our Peer Group for 2020:

Alaska Air Group, Inc.	Norwegian Cruise Line Holdings Ltd.
AutoNation, Inc.	Penske Automotive Group, Inc.
Avis Budget Group, Inc.	Royal Caribbean Cruises Ltd.
CarMax Inc.	Ryder System, Inc.
Element Fleet Management	Sonic Automotive, Inc.
Group 1 Automotive, Inc.	Southwest Airlines Co.
Hilton Worldwide Holdings, Inc.	United Rentals, Inc.
JetBlue Airways Corp.	Wyndham Destinations, Inc.
Lithia Motors, Inc.

When making compensation decisions for our senior executives, our management and the Compensation Committee consider the compensation levels of the Peer Group, as well as industry factors, general business developments, corporate, business unit and individual performance, the roles within our organization, their experience in the travel and transportation industry, compensation at their previous employers with respect to new hires and our overall compensation philosophy. The Compensation Committee does not apply Peer Group data in a formulaic manner to determine the compensation of our NEOs. Rather, the Peer Group data represent one of several factors that the Compensation Committee considers in a holistic assessment of compensation decisions.

Role of the CEO. In determining the appropriate levels of our compensation programs, our CEO traditionally provides his or her input to the Compensation Committee on topics that influence business performance. As part of this process, our CEO obtains data from and has discussions with our Chief Human Resources Officer or other appropriate executives. Our CEO reviews and makes observations regarding performance and provides additional data for the Compensation Committee to consider regarding our overall compensation program. Although the Compensation Committee may consider our CEO’s input, in all cases, the final recommendations regarding compensation for our NEOs resides with the Compensation Committee and, the final determination resides with the Board.

2020 Say-on-Pay Advisory Vote on Executive Compensation

We provide stockholders with an annual “say-on-pay” advisory vote on our executive compensation program. At our 2020 Annual Meeting, approximately 96% of the votes cast for the say-on-pay proposal were in favor of our executive compensation program and policies. The Compensation Committee and the Board consider the results of our "say-on-pay" advisory vote when considering our compensation program and policies.

Compensation Committee Determination of Targeted Compensation

The Compensation Committee reviews and establishes the compensation program for our NEOs. The Compensation Committee is committed to creating incentives for our NEOs that reward them for the performance of the Company. As part of determining our compensation programs, we compared the compensation for our NEOs to the compensation of comparable positions at a group of companies (the “Peer Group”). For more information about selection of our Peer Group see "Compensation Discussion and Analysis - Peer Group" above.
The Compensation Committee considers market median data for similar positions when setting executive compensation but adjusts based on individual performance and responsibilities as well as recruitment and retention considerations. Performance measures are defined at the beginning of a performance period and approved by the Compensation Committee.

Components of Our Executive Compensation Program

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)
Components of Our Executive Compensation Program

The principal components of our 2020 executive compensation program, their objectives and the factors influencing the amount ultimately provided to our NEOs are as follows:

Element		Description	Objective	Factors Influencing Amount
Base Salary		Fixed compensation delivered in cash; reviewed annually and adjusted if appropriate	Provides stable base amount of market competitive pay	Experience, market data, individual role and responsibilities, recruitment and retention considerations and individual performance
Annual Incentive Bonus (EICP Awards)(1)		Variable cash or equity compensation based on performance of the Company, business unit and individual	Motivates and rewards achievement of key strategic initiatives and financial results, and encourages individual performance	Annual target bonus opportunity determined annually based on market data, individual role and responsibilities and individual performance; payout based on Company performance and individual performance
Long-Term Incentives (LTIP Awards)	PSUs
70% of LTI award: Performance Share Units:
Variable compensation with payout in shares of common stock based on
•75% weighting of cumulative GAAP Operating income and
•25% weighting on return on vehicles
			Aligns interests of executives with long-term stockholder value creation by linking potential payouts to financial stock performance and promotes retention	Intended target value of all LTIP Awards is based on individual role and responsibilities and market data; payout based on Company performance and stock price
	RSUs	30% of LTI award: Variable compensation with three-year ratable vesting	Aligns interests of executives with long-term stockholder value creation and promotes retention
Key Employee Retention Plan (KERP) Awards		Retention program which provided a payment to executives subject to clawback prior to voluntary departure or before March 31, 2021.	To retain key executives during unprecedented time commitment as a result of restructuring while working with fewer staff	Executives were being recruited to leave the organization at unprecedented levels while over 56% of the US workforce had been terminated because of cost-reduction efforts and attrition.

(1) We also occasionally provide non-recurring cash bonuses to reflect superior individual performance, new responsibilities or to compensate new hires for amounts forfeited from their previous employer.

Other elements of our 2020 executive compensation program, including our retirement benefits, perquisites, health, welfare and other personal benefits and post-employment compensation arrangements, are described below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)
2020 Target Pay Mix for NEOs
The 2020 Target Pay as of December 31, 2020, or final date of employment for each NEO is set forth below.

Name	Annual Base Salary ($)	Target Annual Incentive Bonus ($)	Target Value of Annual Equity ($)	Target Pay ($)	Actual 2020 Annual Incentive Bonus Paid ($)
Paul E. Stone	1,000,000	1,400,000	1,000,000	3,400,000	0
Kenny Cheung*	600,000	480,000	250,000	1,330,000	0
Angela Brav	650,000	650,000	1,000,000	2,300,000	0
M. David Galainena	550,000	440,000	650,000	1,640,000	0
Opal Perry	500,000	400,000	600,000	1,500,000	0
Kathryn Marinello	1,300,000	1,950,000	5,175,000	8,425,000	0
Jamere Jackson	775,000	852,500	2,000,000	3,627,500	0
Richard Eric Esper*	510,000	382,500	400,000	1,292,500	0
*Mr. Cheung and Mr. Esper received LTIP awards prior to promotion to CFO position

Annual Base Salary

2020 Base Salaries. The Compensation Committee determines the annual base salaries for the NEOs after reviewing individual performance, conducting internal compensation comparisons and reviewing compensation relative to our Peer Group. The Compensation Committee also considers other factors such as an individual’s prior experience, total mix of job responsibilities versus market comparisons and internal equity. The Compensation Committee consults with our CEO (except related to the CEO’s own compensation) regarding salary decisions for senior executives and takes into consideration any contractual obligations we have with such senior executives. We review salaries upon promotion or other changes in job responsibility.

The annual base salaries of our NEOs for 2020 and 2019 are set forth in the table below. Amounts are as of December 31, 2020 and 2019 or final date of employment for each NEO is set forth below.

Name	2020 Base Salary ($)	2019 Base Salary ($)
Paul E. Stone (1)	1,000,000	550,000
Kenny Cheung (2)	600,000	328,010
Angela Brav (3)	650,000	650,000
M. David Galainena (4)	550,000	475,000
Opal Perry (5)	500,000	450,000
Kathryn Marinello (6)	1,300,000	1,450,000
Jamere Jackson (7)	775,000	775,000
Richard Eric Esper (8)	510,000	375,000
*Promoted to new positions in 2020
(1)Mr. Stone became our President and CEO on May 16, 2020. His base salary increased effective that date to reflect his promotion to the new role. As CEO Mr. Stone assumed global enterprise-wide responsibilities. Mr. Stone had previously received a salary adjustment to $575,000 effective March 2, 2020 in recognition of his 2019 achievements while considering external market compensation data. From April 1 through May 10, 2020, his base salary had been reduced to $460,000 when all executives reduced their salary by 20% in an effort to lower Company expenses.
(2)Mr. Cheung became our Executive Vice President, Finance and Chief Financial Officer on September 28, 2020. His salary was adjusted effective that date to reflect his promotion to the new role. Mr. Cheung had previously received three salary increases during 2020: April 1 to $336,261 to reflect his increased responsibilities as Senior Vice President, Finance, reduced to $326,349 when all executives reduced their salary by 20% in an effort to lower Company expenses, then restored to $336,261 effective May 11, 2020 when salaries were generally reinstated; June 22 to his salary was increased to $400,000 to reflect additional responsibilities he assumed as other vice presidents resigned from the Company; August 14 to $510,000 when he took on new responsibilities and when we was promoted to Executive Vice President, Chief Operational Finance and Restructuring Officer.
(3)Ms. Brav’s salary was adjusted to $520,000 effective April 1, 2020 when all executives reduced their salary by 20% in an effort to lower Company expenses, then restored to $650,000 effective May 11, 2020, when salaries were generally reinstated.
(4)Mr. Galainena received the following adjustments during 2020: Effective March 2, 2020, his base salary was increased to $515,000 to align his base salary more closely to market median; From April 1 through May 10, 2020, his annualized base salary was reduced to $412,000

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)
when all executives reduced their salary by 20% in an effort to lower Company expenses then restored to $515,000 on May 11, 2020, when salaries were generally reinstated. Effective September 28, 2020, his base salary was increased to $550,000 to reflect the additional workload as a result of restructuring activities.
(5)Ms. Perry received an adjustment of $50,000 reflecting her efforts regarding the technology upgrade related to Project One, effective March 2, 2020. From April 1 through May 11, 2020, her annualized base salary was reduced to $400,000 when all executives reduced their salary by 20% in an effort to lower Company expense, then restored to $500,000 on May 11, 2020, when salaries were generally reinstated.
(6)Ms. Marinello’s salary was adjusted to an amount sufficient to cover her health and welfare employee contributions from April 1 through May 10, 2020 when all executives reduced their salary in an effort to lower Company expenses. Her annualized base salary was then increased to $1,300,000 on May 11 until she resigned from the Company.
(7)Mr. Jackson’s salary was lowered by 25% to $581,250 effective April 1, 2020, when all executives reduced their salary by in an effort to lower Company expenses, then restored to $775,000 effective May 11, 2020, when salaries were generally reinstated.
(8)Mr. Esper received an adjustment effective March 2, 2020 that increased his base annual salary to $400,000 in recognition of his increased responsibilities as Chief Accounting Officer; From April 1 through May 10, 2020, his annualized base salary was reduced to $320,000, then restored to $400,000 effective May 11. On August 17, 2020, his annualized base salary was increased to $510,000 when he was appointed as CFO.

Annual Incentive Cash Compensation

Annual Incentive Bonus. Annual incentive bonus payments are made under the Hertz Global Holdings, Inc. Senior Executive Bonus Plan (the “Senior Executive Bonus Plan”). The Senior Executive Bonus Plan was established as an "umbrella" formula governing maximum annual incentive bonus payments in order for annual incentive bonus payments to qualify as deductible under Section 162(m) of the Code. However, as a result of tax reform legislation enacted in 2017, which repealed the performance-based exception to the $1 million per executive annual deduction limit under Section 162(m) of the Code, bonuses under the Senior Executive Bonus Plan with respect to calendar year 2020 will no longer be deductible to the extent the executive's annual compensation exceeds $1 million. Under this formula, the Compensation Committee has negative discretion to pay bonuses for 2020 of up to (i) 1% of our Gross EBITDA for 2020 for our CEO and (ii) 0.5% of our EBITDA for 2020 for each of the other NEOs. Annual incentive bonus awards under the Senior Executive Bonus Plan may be paid in cash or settled in shares of the Company's common stock, as determined by the Compensation Committee. Despite the changes made to Code Section 162(m), the Compensation Committee and Board have chosen to continue to award performance-based compensation to our executives eligible to participate in the Senior Executive Bonus Plan. In fact, our Company’s philosophy is to continue to drive Company performance by incenting eligible executives to achieve results through performance-based compensation. As a result, even though not required by law, many of the procedural requirements previously in effect under the Senior Executive Bonus Plan’s terms, mandated by Section 162(m), including but not limited to the goal setting process, and Compensation Committee certification of Company performance against goals, continue to be integral parts of the Senior Executive Bonus Plan.

Under the provisions of the Senior Executive Bonus Plan, on March 2, 2020, the Committee adopted the 2020 Executive Incentive Compensation Plan ("EICP"), which defines all performance measures for the annual incentive bonus payouts to our NEOs. In determining actual annual incentive bonus payouts to our NEOs, the Compensation Committee examines the Company’s performance under our EICP for 2020, which was designed by the Compensation Committee to drive Company, business unit and individual performance. The Compensation Committee determined each NEO's 2020 bonus under the Senior Executive Bonus Plan by multiplying the NEO's salary by a percentage (determined by the Compensation Committee) to establish a target award amount (the "Target Award"), which was further multiplied by the modifiers set forth and described below. In order for any bonus to be paid under the EICP, the Company had to achieve at least 85% of the overall Hertz GAAP operating income business plan.

Target Award	X	(75% of GAAP Operating Income Payout Percentage	+	25% of MBO Payout Percentage	)	X	Individual Performance Modifier	=	Annual Incentive Bonus Payment

Target Awards for 2020. The 2020 Target Award for each NEO was a percentage of the NEO’s 2020 base salary. The NEOs were eligible to earn an award ranging from 0% to 150% of their respective Target Awards based on GAAP Operating Income and MBO goals as well as their individual performance. The Compensation Committee

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)
generally considers the experience, responsibilities, title and historical performance of each NEO when determining Target Awards. The Compensation Committee also considered the provisions of each NEO's employment agreement, offer letter or term sheet, if any, in setting Target Awards. When the global COVID-19 pandemic caused dramatic reduction of travel beginning in late March 2020, the 2020 EICP goals became unattainable and the Company failed to achieve the required 85% of the Hertz GAAP operating income plan threshold goal of $354 million to be eligible to receive a payment. As a result, no EICP was paid to the NEOs for 2020.

The 2020 Target Awards and 2020 EICP payments for the NEOs are set forth below. Amounts are as of December 31, 2020, or final date of employment for each NEO is set forth below.

Name	2020 Base Salary ($)	Target Award as a % of Salary (%)	2020 Target Award ($)	2020 Annual Incentive Bonus Payment ($)
Paul E. Stone*	1,000,000	140	1,400,000	0
Kenny Cheung*	600,000	80	480,000	0
Angela Brav	650,000	100	650,000	0
M. David Galainena	550,000	80	440,000	0
Opal Perry	500,000	80	400,000	0
Kathryn Marinello	1,300,000	150	1,950,000	0
Jamere Jackson	775,000	110	852,500	0
Richard Eric Esper	510,000	75	382,500	0

2020 Key Employee Retention Plan

On May 16, 2020, the Compensation Committee, after discussion and review of reports received from its compensation consultant, Pay Governance, approved a Key Employee Retention Plan (“KERP”) for certain executives in light of the Company’s worsening financial situation following the onset of the global COVID-19 pandemic. The KERP was designed to prepare for the challenges of retaining and motivating high performing executives and other key employees. The Compensation Committee and Board considered the following circumstances facing the eligible employees:

•existing short-term incentive compensation and long-term equity compensation were likely to have little or no actual value;
•uncertainty regarding Company performance during the global COVID-19 pandemic and disruption the travel industry may create a lack of confidence in employees’ ability to earn an annual bonus or to retain their jobs;
•lack of knowledge regarding the restructuring process and the future of the Company may decrease the retentive power of existing compensation programs due to uncertainty surrounding the Company’s ability to provide and/or pay compensation;
•officers of the Company were no longer eligible to receive severance payments upon the filing of the bankruptcy and restructuring on May 22, 2020;
•amount of additional work required to restructure the Company with fewer people to strategize and support the effort would be daunting;
•difficulty in projecting how long the restructuring will take; and
•key employees may find other employment opportunities more attractive.

Over 300 key employees at the director level and above, including NEOs and other executives, executed a retention agreement whereby the employee could receive the KERP award payment (substantially equal to his/her 2019 Annual Incentive Bonus Payment) on May 21, 2020. Any employee receiving a KERP award was required to (a) repay the KERP award if the employee voluntarily terminated employment or was terminated for cause prior to March 31, 2021; and (b) agree to forfeit all rights to 2020 EICP participation. Mr. Jackson and Mr. Esper both resigned between May 21, 2020 and December 31, 2020, and therefore repaid their KERP award. The KERP award amounts for the NEOs are below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)

Name	KERP Award Payment ($)	KERP Re-Payment Made by Executives who Resigned
Paul E. Stone	700,000
Kenny Cheung	136,944
Angela Brav	401,375
M. David Galainena	280,000
Opal Perry	240,000
Kathryn Marinello(1)	-	Not Applicable
Jamere Jackson(2)	600,000	Repaid in 2020
Richard Eric Esper(3)	132,000	Repaid in 2020

(1)Ms. Marinello resigned May 16, 2020, prior to receipt of KERP awards.
(2)Mr. Jackson resigned August 14, 2020, and repaid his KERP award in 2020.
(3)Mr. Esper resigned September 22, 2020, and repaid his KERP award in 2020.

Long-Term Incentives

2020 Long-Term Incentive Award Design (“LTIP”). Our LTIP for executives is designed to align equity compensation with our business objectives and to align the interests of our executives with the interests of stockholders. Awards granted to our NEOs in 2020 included
•Performance Share Units ("PSUs") with vesting and the number of shares of common stock ultimately earned subject to the satisfaction of two metrics of (a) 75% weighting of three-year cumulative GAAP Operating Income and (b) 25% weighting of three-year average return on vehicles, subject to a Total Shareholder Return Modifier based upon key competitors and S&P 500 with a capped maximum payout of 125%, and threshold of 50% and
•Restricted Share Units with three-year ratable vesting.

2020 LTIP Value Awarded

Name	2020 Total LTIP Value Awarded ($)	PSU ($)	RSU ($)
Paul E. Stone	1,000,000	700,000	300,000
Kenny Cheung*	250,000	175,000	75,000
Angela Brav	1,000,000	700,000	300,000
M. David Galainena	650,000	455,000	195,000
Opal Perry	600,000	420,000	180,000
Kathryn Marinello	5,175,000	3,622,500	1,552,500
Jamere Jackson	2,000,000	1,400,000	600,000
Richard Eric Esper*	400,000	280,000	120,000
*Mr. Cheung and Mr. Esper received LTIP awards prior to promotion to CFO position

For further information about the 2020 LTIP awards, please refer to the Table entitled “2020 Grants of Plan Based Awards.”

On August 4, 2020, in recognition of the Company's bankruptcy and restructuring, all Long-Term Incentive Plan equity was frozen and as such, no shares will be distributed upon vesting (the "Equity Vesting Event"). As a result, none of the 2018, 2019 or 2020 unvested Performance Stock Award ("PSA"), Performance Share Unit ("PSU") and Restricted Stock Unit ("RSU") equity awards will vest. The 2020 threshold performance achievement set forth in these 2018, 2019 and 2020 PSU awards also failed to be met due to the COVID-19 pandemic impact on our financial results, and as a result, no PSU shares will be distributed upon vesting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)
Pledging and Hedging Policy. Our Insider Trading Policy prohibits employees and directors from entering into any type of arrangement, contract or transaction that has the effect of pledging shares or hedging against the decrease in the market value of our common stock.

Policies on Timing of Equity Awards

It is the Company’s general practice to not issue equity awards with a grant date that occurs during regularly scheduled blackout periods. However, we have, as a general practice granted equity awards in the first business day of each quarter in connection with new hires, promotions, special recognition or other special circumstances, which may be during blackout periods. It is also the Company’s general practice to not determine the number of equity awards based on market conditions prior to the date on which the equity award is approved. The exercise price of our options ("Options") is determined by the Compensation Committee, provided, that the per share exercise price is not less than the fair market value of one share on the option grant date. We generally grant equity awards to our senior executives in the first quarter of the fiscal year following the release of earnings for the prior year. No Stock Options have been granted since 2018.

Executive Benefits and Perquisites

Retirement Benefits. We maintain a qualified defined contribution plan (in which substantially all of our U.S.-based employees can participate), as described under “Pension Benefits” below. Effective December 31, 2018, the Company ceased accepting contributions under the Savings Plan, a non-qualified deferred compensation program in which our NEOs were previously eligible to participate, as described under “Pension Benefits” below.

Severance Plan for Senior Executives. On May 22, 2020, the Board also adopted a revised Severance Plan for Senior Executives which replaced the prior severance plan in its entirety and reduced severance otherwise payable under the prior plan. The revised Severance Plan provided for senior executives including current NEOs to be eligible to receive severance if the participant's employment was terminated for a reason other than cause, due to death or permanent disability, or retirement. The reduced severance benefit payable to executive vice presidents, including the NEOs, was equal to a pro rata portion of any performance bonus that would have been payment, and a cash payment equal to one times the sum of the executive's base salary and bonus, payable over a year. This severance plan was reduced from the previous 1.5 times the sum of the executive's base and bonus, payable over eighteen months. While the Company is in restructuring, no officers are permitted to receive any severance payment.

Perquisite Policy. We provide perquisites and other personal benefits to our NEOs that we and the Compensation Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. Each of the NEOs was provided with relocation assistance in connection with joining the Company, including reimbursement for reasonable and customary expenses related to the sale and purchase of a primary home, temporary housing and moving expenses. In addition, certain NEOs are eligible for reimbursement of up to $8,000 over a two-year period for financial planning services pursuant to their employment arrangements with the Company. We use corporate aircraft for the purpose of encouraging and facilitating business travel by our senior executives (primarily our CEO) and directors, generally for travel within the United States and, less frequently, internationally. In addition, our CEO uses corporate aircraft for limited personal air travel.

In 2020, in an effort to keep our employees and our Company safe, during the early stages of the pandemic when little information around the danger of the virus and travel was understood, Ms. Marinello, Mr. Jackson, and Mr. Stone were allowed to utilize Company aircraft in order to visit their immediate families living in other states. . The Compensation Committee regularly reviews aircraft usage by the NEOs and the expenses associated with such usage. The cost of our NEOs’ personal use of aircraft for 2020 was $7,189, which amount is included in the “All Other Compensation” column of the Summary Compensation Table. Personal usage of Company aircraft has been eliminated after December 31, 2020. The Compensation Committee periodically reviews our perquisite policies to ensure they are reasonable.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)

Tax and Accounting Considerations

Section 162(m) of the Code disallows public companies from taking a federal tax deduction for compensation in excess of $1 million paid to certain of their executive officers. The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) when making compensation decisions. Historically, Section 162(m) included an exemption for certain performance-based compensation that met certain requirements. Performance-based awards granted under the Prior Plan and bonuses paid under the Senior Executive Bonus Plan generally were intended to qualify as tax-deductible under Section 162(m).

Federal legislation passed on December 22, 2017, repealed Section 162(m)'s performance-based compensation exemption and the limitation on deductibility generally, was expanded to include all individuals who are considered NEOs in any year beginning after December 31, 2016, regardless of whether the officer is serving at the end of the taxable year. As a result, compensation paid to our NEOs in excess of $1 million may not be deductible for taxable years commencing after December 31, 2017, subject to limited transition relief for arrangements in place as of November 2, 2017, the scope of which is uncertain. Performance-based awards granted under the Prior Plan after November 2, 2017 will not be deductible to the extent compensation paid to our covered employees exceeds $1 million. Further, no assurance can be given that compensation intended to satisfy the requirements for exemption from Section 162(m) in fact will. Despite the change in law, the Compensation Committee intends to continue to implement compensation programs that it believes are competitive and in the best interests of the Company and its stockholders.

Under U.S. GAAP, the Company accounts for stock-based payments, including awards under the Amended and Restated Hertz Global Holdings, Inc. 2016 Omnibus Incentive plan in accordance with the requirements of FASB ASC 718.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)
SUMMARY COMPENSATION TABLE

The following table, or the “Summary Compensation Table”, summarizes the compensation paid or accrued in each of the fiscal years noted by our NEOs.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(3)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Paul Stone
President and CEO	2020	849,635	700,000	1,000,000	—	—	—	30,414	2,580,049
	2019	550,000	—	660,418	9,566	383,900	—	22,870	1,626,754
	2018	442,115	200,000	479,993	105,828	484,000	—	146,139	1,858,075
Kenny Cheung
Executive Vice President and Chief Financial Officer	2020	450,540	149,973	250,000	—	—	—	10,772	861,285
Angela Brav
President International	2020	661,000	401,375	1,000,000	—	—	—	332,004	2,394,379
M. David Galainena
Executive Vice President and General Counsel	2020	525,446	280,000	650,000	—	—	—	8,491	1,463,937
Opal Perry
Executive Vice President and Chief Information Officer	2020	498,846	240,000	600,000	—	—	—	29,622	1,368,468
Kathryn Marinello
Former President and CEO	2020	461,752	—	5,175,000	—	—	—	38,470	5,675,222
	2019	1,450,000	—	5,635,758	567,663	1,405,050	—	79,891	9,138,362
	2018	1,450,000	—	2,069,994	2,723,238	1,613,502	—	148,386	8,005,120
Jamere Jackson
Former Executive Vice President and Chief Financial Officer	2020	545,481	600,000	2,000,000	—	—	—	26,845	3,172,326
	2019	775,000	250,000	2,302,004	—	—	—	57,295	3,384,299
	2018	223,558	1,029,000	2,627,987	—	232,254	—	41,567	4,154,366
Richard Eric Esper
Former Executive Vice President and Chief Financial Officer	2020	380,587	132,000	400,000	—	—	—	10,343	922,930
(1)	The 2020 payments reflect the KERP payment made on May 21, 2020, described previously at "2020 Key Employee Retention Plan." Mr. Cheung's 2020 amount also includes an additional cash bonus award of $13,029 made to him in May 2020. Mr. Jackson and Mr. Esper repaid their KERP awards prior to December 31, 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)

(2)	The dollar amounts for 2020 represent the aggregate grant date fair value of the applicable equity award. These amounts were computed pursuant to FASB Topic 718. Assumptions used in the calculation of these amounts are included in the note entitled “Stock-Based Compensation” in the notes to our Company’s consolidated financial statements in our 2020 Annual Report. The “Stock Awards” column above reflects the grant date fair values of the target number of PSUs and RSUs that were eligible to vest based on our financial performance goals over multi-year periods, which for accounting purposes is based on the probable outcome (determined as of the grant date) of the performance-based condition applicable to the grant. Given the Company's current state of restructuring and failure to meet performance metrics set out in the previous PSU awards, no payment is expected for these awards. As a result of the Equity Vesting Event, no shares will be distributed upon vesting.
(3)	Includes the following for 2020:

Name	Personal Use of Aircraft(a)	Personal Use of Car(b)	Travel(c)	Financial Assistance and Legal Fees(d)	Perquisites Subtotal	Life Insurance Premiums	Company Match on Plans(e)	Relocation(f)	Other(g)	Total Perquisites and Other Compensation
	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)
Mr. Stone	1,364	16,510	—	—	17,874	1,140	11,400	—	—	30,414
Mr. Cheung	—	543	—	—	543	684	9,545	—	—	10,772
Ms. Brav	—	13,750	—	—	13,750	741	—	—	317,513	332,004
Mr. Galainena	—	1,505	—	6,359	7,864	627	—	—	—	8,491
Ms. Perry	—	11,640	—	6,012	17,652	570	11,400	—	—	29,622
Ms. Marinello	3,553	8,435	25,000	—	36,988	1,482	—	—	—	38,470
Mr. Jackson	2,272	12,289	—	—	14,561	884	11,400	—	—	26,845
Mr. Esper	—	285	—	—	285	581	9,477	—	—	10,343
(a) Based on the direct costs of aircraft for each hour of personal use, which is based on the incremental cost of fuel, crew expenses, on-board catering and other, small variable costs. We exclude fixed costs that do not change based on usage from this calculation.
(b) Reflects the annual lease value of company-provided vehicles per IRS Publication 15-B.
(c) For Ms. Marinello, represents the annual travel allowance per the terms of her employment agreement.
(d) Reflects the reimbursement of financial planning assistance provided to executive staff.
(e) Amounts represent Company match on the 401(k) Plan and the Savings Plan. None of the amounts earned under the Savings Plan in 2020 were above market or otherwise preferential.
(f) Amounts represent the incremental costs to the Company for relocation assistance.
(g) Ms. Brav received a foreign allowance of $313,088 including housing and travel and tax equalization of $4,425.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)
2020 GRANTS OF PLAN-BASED AWARDS

The following table sets forth, for each NEO, possible payouts under all non-equity incentive plan awards granted in 2020 all grants of Performance Stock Units, Performance Options, Options and Restricted Stock Units in 2020 and the grant date fair value of all such awards. All of the equity awards granted in 2020 were granted under the Existing Plan. As a result of the Equity Vesting Event, no shares will be distributed upon vesting.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Stock Awards(2)
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum			($/Sh)	($)
	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)
Paul Stone
Annual Cash Incentive	3/2/2020	287,500	575,000	862,500
PSUs(3)	3/2/2020				27,933	55,866	69,833				700,001
RSUs(3)	3/2/2020					23,942					299,993
Kenny Cheung
Annual Cash Incentive	3/2/2020	82,003	164,005	246,008
PSUs(3)	3/3/2020				7,422	14,843	18,554				174,999
RSUs(4)	3/3/2020					6,361					74,996
Angela Brav
Annual Cash Incentive	3/2/2020	325,000	650,000	975,000
PSU(3)	3/2/2020				27,933	55,866	69,833				700,001
RSUs(4)	3/2/2020					23,942					299,993
M. David Galainena
Annual Cash Incentive	3/2/2020	154,500	309,000	463,500
PSUs(3)	3/2/2020				18,157	36,313	45,391				455,002
RSUs(4)	3/2/2020					15,562					194,992
Opal Perry
Annual Cash Incentive	3/2/2020	200,000	400,000	600,000
PSUs(3)	3/2/2020				16,760	33,520	41,900				420,006
RSUs(4)	3/2/2020					14,365					179,993
Kathryn Marinello(5)
Annual Cash Incentive	3/2/2020	1,087,500	2,175,000	3,262,500
PSUs(3)	3/2/2020				144,554	289,107	361,384				3,622,511
RSUs(4)	3/2/2020					123,901					1,552,480
Jamere Jackson(5)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Stock Awards(2)
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum			($/Sh)	($)
	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)
Annual Cash Incentive	3/2/2020	426,250	852,500	1,278,750
PSUs(3)	3/2/2020				55,866	111,732	139,665				1,400,002
RSUs(4)	3/2/2020					47,884					599,987
Richard Eric Esper(5)
Annual Cash Incentive	3/2/2020	110,000	220,000	330,000
PSUs(3)	3/2/2020				11,174	22,347	27,934				280,008
RSUs(4)	3/2/2020					9,576					119,987

(1)	The amounts in these columns include the “Target” amount for each NEO eligible to receive an award under the EICP at 100% of the target award, the "Threshold" amount for each eligible NEO at 50% of the "Target" and the “Maximum” amount at 150% of "Target" for the maximum amount payable to each NEO. Due to global pandemic adversely impacting Company revenue, no annual bonus payout under the EICP was earned for 2020.
(2)	Represents the aggregate grant date fair value, computed pursuant to FASB ASC Topic 718. Please see the note entitled “Stock-Based Compensation” in the notes to the Company’s consolidated financial statements in Item 8 of this 2020 Annual Report on Form 10-K for a discussion of the assumptions underlying these calculations.
(3)	Represents the Performance Stock Units (PSUs) granted to our NEOs. The PSUs will be earned based on our financial performance over a multi-year period. We discuss these awards under the heading “Compensation Discussion and Analysis - Long-Term Incentives." The amounts disclosed in the "Estimated Future Payouts Under Equity Incentive Plan Awards" columns represent the number of shares issuable assuming achievement of the specific Threshold, Target or Maximum levels of performance established by the Compensation Committee for these PSUs over the performance period. Given the Company's status in bankruptcy and restructuring, none of the targets for these awards will be met.
(4)	Represents the Restricted Stock Units (RSUs) granted to our NEOs. We discuss these awards under the heading “Compensation Discussion and Analysis - Long-Term Incentives." As a result of the Equity Vesting Event, no shares will be distributed upon vesting.
(5)	Ms. Marinello, Mr. Jackson and Mr. Esper voluntarily terminated employment before December 31, 2020. As a result, they have forfeited their non-equity incentive plan and equity plan awards upon termination of employment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2020

The following table sets forth, for each NEO, details of all equity awards outstanding on December 31, 2020. As a result of the Equity Vesting Event, no shares will be distributed upon vesting.

Name	Grant Date	Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)

Paul Stone
	3/2/2020						23,942(2)	30,646
	3/2/2020								55,866(3)	71,509
	3/4/2019						6,453(4)	8,260
	3/4/2019								22,587(5)	28,911
	4/2/2018	—	5,750(8)		$18.47	4/2/2025
	4/2/2018						2,167(6)	2,774
	4/2/2018								19,496(7)	18,555
Kenny Cheung(9)
	3/3/2020						6,361(2)	8,142
	3/3/2020								14,843(3)	18,999
Angela Brav(9)
	3/2/2020						23,942(2)	30,646
	3/2/2020								55,866(3)	81,509
	1/2/2020						4,667	5,974
	1/2/2020								10,890	13,939
M. David Galainena(9)
	3/2/2020						15,562(2)	19,919
	3/2/2020								36,313(3)	46,481
Opal Perry(9)
	3/2/2020						14,365(2)	18,387
	3/2/2020								33,520(3)	42,906
Kathryn Marinello(1)

Jamere Jackson(1)

Richard Eric Esper(1)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)

(1)	The closing market price of the Company’s common stock on December 31, 2020 was $1.28 per share. However, with the company's bankruptcy and restructuring status, the vesting of all unvested equity awards ceased on August 4, 2020 and all unvested awards are not expected vest. As a result, the value for each is $0. Ms. Marinello, Mr. Jackson and Mr. Esper have all resigned from the company and any unvested shares were cancelled at the time of their termination.
(2)	These RSUs were awarded in 2020. The RSUs vest one-third on each anniversary date of March 2 in 2021, 2022 and 2023. As a result of the Equity Vesting Event, no shares will be distributed upon vesting.
(3)	These PSUs were awarded in 2020. The PSUs are earned and vest contingent upon meeting two performance metrics of (a) 3-year cumulative 75% GAAP Operating Income and (b) 3- year average return on vehicles, subject to continued employment. These awards ares reported at zero due to the cessation of vesting on August 4, 2020 for all unvested awards.
(4)	These RSUs were awarded in 2019. The RSUs earned based on achieving a revenue goal for 2019. As a result of the Equity Vesting Event, no shares will be distributed upon vesting.
(5)	These PSUs were awarded in 2019. The PSUs are earned and vest based on our Adjusted Corporate EBITDA performance over a multi-year period, subject to continued employment. As a result of the Equity Vesting Event, no shares will be distributed upon vesting.
(6)	These RSUs were awarded in 2018. The RSUs are earned based on achieving a revenue goal for 2018. As a result of the Equity Vesting Event, no shares will be distributed upon vesting.
(7)	These PSUs were awarded in 2018. The PSUs are earned and vest based on our Adjusted Corporate EBITDA performance over a multi-year period, subject to continued employment. As a result of the Equity Vesting Event, no shares will be distributed upon vesting.
(8)	These Options were granted in 2018 and vest 25% on each anniversary of the date of grant. As a result of the Equity Vesting Event, no shares will be distributed upon vesting.
(9)	Was not an NEO or executive officer prior to 2020.

2020 OPTION EXERCISES AND STOCK VESTED

The following table sets forth, for each NEO, details of any awarded stock options that were exercised and any stock awards that vested in 2020.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)(1)
Paul Stone	5,392	47,811
Kenny Cheung	5,729	83,786
Angela Brav	-	-
M. David Galainena	4,006	21,913
Opal Perry	3,226	36,938
Kathryn Marinello	38,289	449,705
Jamere Jackson	10,755	123,145
Richard Eric Esper	5,084	38,485
(1) Value is based on the closing market price of the Company’s common stock on the date of vesting multiplied by the number of vested shares.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)
PENSION BENEFITS

Effective as of December 31, 2014, we stopped providing future benefit accruals under the following plans (collectively, the “Previous Plans”):

•The Hertz Corporation Account Balance Defined Benefit Pension Plan;

•The Hertz Corporation Benefit Equalization Plan; and

•The Hertz Corporation Supplemental Executive Retirement Plan.

To replace the Previous Plans, we offered our employees, including certain of our NEOs, participation in a revised defined contribution plan. Beginning January 1, 2015 the Company increased employer contributions under the Company's qualified 401(k) savings plan (the “401(k) Plan”) to provide that eligible participants under the 401(k) Plan are eligible to receive a matching employer contribution to their 401(k) Plan account equal to (i) 100% of employee contributions (up to 3% of compensation) made by such participant and (ii) 50% of employee contributions (up to the next 2% of compensation), with the total amount of such matching employer contribution to be completely vested, subject to applicable limits under the Code on compensation that may be taken into account. For a transition period, certain eligible participants under the 401(k) Plan received additional employer contribution amounts to their 401(k) Plan account depending on their years of service and age. Effective April 22, 2020, the Company stopped employer matching contributions to the 401(k) Plan. The employer matching contributions have recommenced effective January 1, 2021.

Effective December 31, 2018, no further employee contributions or company matching contributions were permitted to the Savings Plan. The Savings Plan, a deferred compensation plan, was adopted in connection with the replacement of the Previous Plans and the revision of the 401(k) Plan and provided eligible employees, including certain of the NEOs, the opportunity to defer part of their compensation. The Savings Plan provided benefits that could not be provided in the 401(k) Plan due to Code limitations on compensation. For any deferral elections, the Company matched an amount generally equal to (i) 100% of employee contributions (up to 3% of the compensation that could not be taken into account under the 401(k) Plan) made by such participant and (ii) 50% of employee contributions (up to the next 2% of compensation that could not be taken into account under the 401(k) Plan). For a transition period, certain eligible participants under the Savings Plan received additional employer contribution amounts to their Savings Plan account depending on their years of service and age. The match under the Savings Plan was in addition to the match under the 401(k) Plan. The total match that any participant received under the 401(k) Plan and the Savings Plan (other than with respect to transition credits) did not exceed the maximum 4% match.

2020 NON-QUALIFIED DEFERRED COMPENSATION BENEFITS

The following table sets forth for the only NEOs who participated in the Savings Plan in 2020, the aggregate withdrawals and distributions in 2020 and the aggregate balance on such plans as of December 31, 2020.

Name	Executive Contributions	Registrant Contributions	Aggregate Earnings	Aggregate Withdrawals/Distributions	Aggregate Balance as of December 31,
	2020	2020	2020	in 2020	2020(1)
	($)	($)	($)	($)	($)
Kathryn Marinello	—	—	40,418	—	297,279

(1)The listed amount reflects the balance credited to the account as of December 31, 2020. This amount would have been eligible for withdrawal following termination except for the filing of Chapter 11 bankruptcy and restructuring. All Savings Plan Participants have become general creditors in the restructuring.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)
POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL

Ms. Marinello, Mr. Jackson, and Mr. Esper all voluntarily resigned from the Company during 2020. Upon their termination, they were paid remaining base salary and unused vacation days. Upon termination of employment Ms. Marinello received $20,000 for unused vacation pay; Mr. Jackson received no additional payment; and Mr. Esper received $23,048 for unused vacation pay. Their benefit coverage terminated the date of the employment termination.

As a result of the Chapter 11 bankruptcy filing and related restructuring, no NEO is permitted to receive severance benefits and payments. Upon termination or CIC, none of our NEOs would receive any compensation or benefit from the Company.

SEVERANCE PLAN AND EMPLOYMENT, SEPARATION AND CHANGE IN CONTROL AGREEMENTS

The NEOs have employment arrangements with the Company. Effective May 22, 2020, the Company amended and restated its severance plan for senior executives (the “Severance Plan for Senior Executives”). In amending these arrangements, it was the intention of the Company to provide security to our senior executives in the event of a loss of employment that was generally consistent with the terms of arrangements provided by our peer companies.

The Severance Plan for Senior Executives provides payments and benefits to the covered executives in the event of certain qualifying terminations of their employment (other than in connection with certain change in control events of the Company.

Severance Plan for Senior Executives. The Severance Plan for Senior Executives, as amended, provides benefits to covered senior executives whose employment is terminated by the Company for any reason other than Cause, Permanent Disability or Retirement (as such terms are defined in the Severance Plan for Senior Executives). All NEOs were designated as participants in the Severance Plan for Senior Executives. While the Company remains in restructuring, no NEO or other executive is permitted to receive any severance payment.

Termination Event	Benefits under Severance Plan for Senior Executives
Cause(1),Permanent Disability(1), Retirement(1), Death or Voluntary Termination	None
Involuntary Termination without Cause
Unpaid Performance Bonus. Pro rata portion of the annual incentive bonus that would have been payable to the participant if his or her employment were not terminated, at the discretion of the Compensation Committee, payable at the same time bonuses are paid to other executives.

Severance Multiple. Cash payments in the aggregate equal to a multiple of 1.0 (the “severance multiple”) of the executive’s annual base salary and the average annual bonus paid in respect of the three calendar years preceding the year in which the termination occurs; or, for executives with a one-year or two-year bonus history, by reference to the average annual bonus amounts for such year or years; or, if an executive has not had an opportunity to earn or be awarded one full year’s bonus as of his or her termination of employment, the executive’s target bonus for the year of termination; payable in equal installments over a period of whole and/or partial years equal to the severance multiple.

Health and Welfare Benefits. Continuation of all medical, health and accident plans (other than disability plans) until the earlier of (i) the end of a number of years following the executive’s termination of employment equal to the severance multiple or (ii) the date on which the executive becomes eligible to participate in welfare plans of another employer.

Outplacement. Within the period of time from the date of executive’s termination through the end of the year following the date of termination, outplacement assistance up to a maximum of $25,000
(1) As those terms are defined in the Amended and Restated Severance Plan for Senior Executives.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)

Treatment of EICP Payments and Equity Compensation upon a Termination or a Change in Control. The following chart generally summarizes the treatment of EICP payments and equity compensation for each of our NEOs under the Senior Executive Bonus Plan. No EICP awards were payable under the Existing Plan as of December 31, 2020.

Change In
Award	Death or	Voluntary	Retirement(1)	For	Without	Control If Not
	Disability(1)			Cause(1)	Cause(1)	Assumed/
Substituted(1)(2)
EICP	Forfeit	Forfeit	Forfeit	Forfeit	Pro-rata(3)	Pro-rata
Options	Forfeit	Forfeit	Forfeit	Forfeit	Forfeit	Forfeit
PSUs and Performance Shares	Forfeit	Forfeit	Forfeit	Forfeit	Forfeit	Forfeit
RSUs and Restricted Shares	Forfeit	Forfeit	Forfeit	Forfeit	Forfeit	Forfeit

(1) As those terms are defined in the Amended Plan.

(2) The terms of the Existing Plan contain “double-trigger” provisions in the event of a change in control. If equity awards are exchanged for or replaced by a substitute award, then the awards will not automatically vest upon a change in control. However, if a change in control occurs and the awards are not exchanged or replaced, all options shall immediately become exercisable, the restriction period on all Restricted Shares and RSUs shall lapse immediately prior to such change in control and outstanding Performance Shares and PSUs issued to our NEOs generally vest. As a result of the Equity Vesting Event, no shares will be distributed upon vesting.

(3) The Compensation Committee has the discretion to authorize that the participant retains a pro-rata share of unvested equity awards.

CEO Pay Ratio

To determine the median 2020 annual total compensation of all of our employees other than our CEO (the "Median 2020 Employee Compensation"), we determined median employee and used annual taxable income as our compensation measure.

We used the median 2020 employee's annual total compensation as the Median 2020 Employee Compensation. We calculated the Median 2020 Employee Compensation using the same methodology used for calculating the annual total compensation of our NEOs described in the Summary Compensation Table above.

2020 annual total compensation of our CEO ("2020 CEO Compensation") was $ 2,580,049. Median 2020 Employee Compensation was $33,187 and the ratio of 2020 CEO Compensation to Median 2020 Employee Compensation is 78 to 1.

2020 Director Compensation

Our Nominating and Governance Committee recommended, and our Board determined, that non-employee directors are to be compensated for their service on the Board as described below. Directors who are also employees of the Company receive no additional compensation for serving as directors.

Determination of Non-Employee Director Compensation

On an annual basis when determining compensation, our Compensation Committee considers (i) market data for our Peer Group, which is defined above and is the group of companies used for our executive compensation review and (ii) input from its compensation consultant regarding market practices for director compensation. The Compensation Committee intends to set director compensation levels at or near the market median relative to directors at companies of comparable size, industry and scope of operations in order to ensure directors are paid competitively for their time commitment and responsibilities. Providing a competitive compensation package is

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)
important because it enables us to attract and retain highly qualified directors who are critical to our long-term success.

Annual Non-Employee Director Compensation

Each non-employee director receives an annual retainer of $210,000 for serving as a member of our Board, which is payable $85,000 in cash and $125,000 in Restricted Stock Units ("RSUs"). Our payments for directors are paid at the end of the quarter in which it is earned. Effective February 25, 2020, the Board determined to pay the $125,000 RSU annual retainer in cash until otherwise determined by the Board. Each non-employee director is entitled to the following additional annual fees for serving as Chair of the Board, chair of a committee or a member of a committee.

Chair	The Chair of the Board received an additional $150,000 in 2020 payable 50% in cash and 50% in shares of our common stock.
Audit Committee	The Chair of the Audit Committee receives an additional $35,000 in cash and each other member of the Audit Committee receives an additional $17,500 in cash.
Compensation Committee	The Chair of the Compensation Committee receives an additional $30,000 in cash and each other member of the Compensation Committee receives an additional $15,000 in cash.
Nominating and Governance Committee	The Chair of the Nominating and Governance Committee receives an additional $25,000 in cash and each other member of the Nominating and Governance Committee receives an additional $12,500 in cash.
Finance Committee	The Chair of the Finance Committee receives an additional $25,000 in cash and each other member of the Finance Committee receives an additional $12,500 in cash.
Technology Committee	The Chair of the Technology Committee receives an additional $25,000 in cash and each other member of the Technology Committee receives an additional $12,500 in cash.
Operating Committee	The Operating Committee was established to provide additional support in response to the COVID-19 pandemic and oversee certain elements of the restructuring process. The Chair of the Operating Committee receives an additional $25,000 in cash per month for the time period approved by the Board.

The maximum annual compensation (i.e., cash and equity awards) that may be paid by the Company to any non-employee director is $750,000. Under the Director Compensation Policy, if a Lead Director is appointed, then he or she is entitled to receive an annual cash retainer of $100,000 in addition to the fees listed above. Because the Board has appointed an independent Chair, the Company has not appointed a Lead Director.

Cash fees or fees paid in shares of our common stock for Board and committee service are payable quarterly in arrears. A director may elect, annually in advance, to receive shares of our common stock having the same fair market value in lieu of such cash fees. A director may elect to receive shares of phantom stock rather than receiving cash fees if the requirements for such deferral are satisfied under applicable tax law. A director may elect to defer settlement and payout of the portion of the annual retainer provided in the form of stock or stock-based awards if the requirements for such deferral are satisfied under applicable tax law. Any director electing to receive phantom shares would receive actual shares of our common stock on the earlier of separation from service or a change in control of the Company, and deferred RSUs (or deferred shares of common stock) would be settled within 30 days following such date. Notwithstanding the foregoing, the Board has determined to pay all annual equity director fees in cash until otherwise determined by the Board.

We also reimburse our directors for reasonable and necessary expenses they incur in performing their duties as directors, and our directors are entitled to free worldwide car rentals through Hertz. Any non-employee director who serves for at least five years will, after retirement from such service as a director, be eligible for Hertz #1 Club Platinum Card status and free worldwide car rentals up to a maximum of 90 days each year for fifteen years after his or her retirement.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 11. EXECUTIVE COMPENSATION (continued)
The table below summarizes the compensation paid to our non-employee directors for fiscal year 2020.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Henry R. Keizer	344,656	23,762	410	368,828
David A. Barnes	209,289	—	126	209,415
SungHwan Cho	188,014	—	—	188,014
Vincent J. Intrieri	215,570	—	—	215,570
Anindita Mukherjee	176,789	16,235	—	193,024
Daniel A. Ninivaggi	403,045(4)	—	1,197	404,242
Kevin M. Sheehan	181,769	—	—	181,769
(1)All compensation is for services rendered as directors for service on the Company’s Board, including annual retainer fees and committee and chair fees (whether payable in cash or in shares of common stock) as set forth above.
(2)The values disclosed are the aggregate grant date fair values of 1,228 common shares for Mr. Keizer and 839 common shares for Ms. Mukherjee on February 24, 2020, at a grant price of $19.35. Effective beginning February 25, 2020, the Board determined to pay all equity Director fees in cash.
(3)Value of free car rentals under the Company's Director Car Rental Program.
(4)Mr. Ninivaggi serves as the Chair of the Operating Committee since May 6, 2020, and he received $200,000 in 2020 for that additional service.

Compensation Committee Interlocks and Insider Participation

During 2020, Messrs. Barnes, Cho and Ninivaggi and Ms. Mukherjee served as members of our Compensation Committee. None of these individuals (i) served as an officer or employee of the Company during 2020 or (ii) was formerly an officer of the Company.

During the year 2020 (i) none of our executive officers served as a member of a compensation committee (or other body performing a similar role) of another entity, any of whose executive officers served on our Compensation Committee; (ii) none of our executive officers served as a director of another entity, any of whose executive officers served on our Compensation Committee and (iii) none of our executive officers served as a member of the compensation committee (or other body performing a similar role) of another entity, any of whose executive officers served as one of our directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with members of management the Compensation Discussion and Analysis included in this Item 11 of the Company's Annual Report on Form 10-K. Based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee,
Daniel A. Ninivaggi, Chair
David A. Barnes
SungHwan Cho
Anindita Mukherjee

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Information

The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of December 31, 2020:

Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (excluding RSUs / PSUs) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Omnibus Plan	2,694,399	$34.76	—

Security Beneficial Ownership Table

The following table sets forth information as of February 22, 2021, unless another date is specified below, with respect to the ownership of the Company's common stock by:

●    Each person known to own beneficially more than 5% of the Company's common stock;
●    Each of the directors of the Company;
●    Each of the executive officers named in the Summary Compensation Table; and
●    All of the Company’s executive officers and directors as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. As of February 22, 2021, we had 156,206,478 shares of our common stock outstanding.

Except as otherwise indicated in the footnotes to this table, each of the beneficial owners listed has, to the knowledge of the Company, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address for each individual listed below is c/o Hertz Global Holdings, Inc., 8501 Williams Road, Estero, FL 33928.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

Name and Address of Beneficial Owner	Shares Beneficially Owned
	Number(7)	Percent
David Barnes	29,729	**
SungHwan Cho	10,178	**
Vincent Intrieri(1)	57,585	**
Henry Keizer(2)	60,000	**
Anindita Mukherjee	14,274	**
Daniel Ninivaggi(1)(3)	36,157	**
Kevin Sheehan	41,756	**
Paul Stone	11,203	**
Kenny Cheung	—	—
Angela Brav	—	—
M. David Galainena	—	—
Opal Perry	5,799	**
Kathryn Marinello(4)	—	—
Jamere Jackson(5)	1	**
R. Eric Esper(6)	—	—
All directors and executive officers as a group	270,287	**
 **Less than 1%.

(1)Includes the following phantom shares issued under the Director Compensation Policy: (i) 38,664 for Mr. Intrieri and (ii) 8,825 for Mr. Ninivaggi.
(2)All of Mr. Keizer’s shares are jointly held with his wife.
(3)844 of Mr. Ninivaggi's shares are jointly held with his wife.
(4)Ms. Marinello's address is c/o PODS Enterprises, LLC, 13535 Feather Sound Drive, Clearwater, Florida 33762.
(5)Mr. Jackson's address is c/o AutoZone, Inc., 123 South Front St., Memphis, TN 38103.
(6)Mr. Esper's address is c/o United Natural Foods, Inc., 313 Iron Horse Way, Providence, RI 02908.
(7)Includes employee and/or director stock options held directly by the beneficial owner that are currently exercisable or that will become exercisable within sixty days; and phantom shares issued under the Director Compensation Policy.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions with Related Persons

The Board has adopted the Related Person Transaction Policy and Procedures (the “RPT Policy”) to assist it in reviewing, approving and ratifying related person transactions and to assist the Company in the preparation of related disclosures required by the SEC. The RPT Policy supplements, and does not supersede, the Company's other policies that may be applicable to transactions with related persons, such as its Corporate Governance Guidelines, Directors’ Code of Conduct and Standards of Business Conduct.

All potential related person transactions must be reported to the General Counsel who consults with the Chair of the Audit Committee to determine if the related person transaction is a transaction subject to the RPT Policy. If the General Counsel in consultation with the Chair of the Audit Committee so determines, then the Audit Committee shall consider the related person transaction for approval or ratification in accordance with the RPT Policy. The Audit Committee may determine to refer the review and approval or ratification of a related person transaction to another committee of directors established by the Board and consisting solely of independent directors who are disinterested in the related person transaction.

In reviewing a related person transaction for approval or ratification, the Audit Committee will consider all of the relevant facts and circumstances. If the related person transaction involves a non-employee director or nominee, the Audit Committee will consider whether such transaction would compromise such director’s status as (i) an independent director under the NYSE Listing Standards and any categorical independence standards included in our Corporate Governance Guidelines, (ii) a “non-employee director” under Rule 16b-3 of the Exchange Act, if such non-employee director serves on the Compensation Committee or (iii) an independent director under Rule 10A-3 of the Exchange Act.

Generally, the RPT Policy applies to any current or proposed transaction in which:

●    the Company was or is to be a participant;
●    the amount involved is reasonably likely to exceed $120,000; and
●    any related person had or will have a direct or indirect material interest.

The Audit Committee will not approve or ratify a related person transaction unless, after considering all relevant information, it has determined in good faith that the transaction is in, or is not inconsistent with, the best interests of the Company.

The Directors’ Code of Conduct is applicable to all Board members and provides guidance for handling unforeseen situations that may arise, including conflicts of interest. Pursuant to the Directors’ Code of Conduct, a conflict of interest may arise when a Board member’s private interest interferes in any way — or even appears to interfere — with the interests of the Company as a whole. The Directors’ Code of Conduct specifies that a conflict of interest may include, among other things, the following:

●    When a Board member or a member of his or her family takes actions or has interests that may make it difficult for the Board member to make decisions on behalf of the Company objectively and effectively;
●    Where a Board member or a member of his or her family has a financial interest in, or is engaged, directly or indirectly, in the management of an organization that deals with the Company as a supplier, contractor, purchaser or distributor of the Company’s products or services, or is a competitor; and
●    Where a Board member renders services to another organization or individual as an employee, agent, consultant or director if the organization or individual is doing or seeking to do business with the Company or is a competitor.

Pursuant to the Directors’ Code of Conduct, any member of our Board who believes he or she has an actual or potential conflict of interest with us is obligated to notify the Chair of the Nominating and Governance Committee as promptly as practicable. That member should not participate in any decision by our Board, or any committee of our

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE (Continued)
Board, that in any way relates to the matter that gives rise to the conflict or potential conflict of interest until the issue has been resolved to the satisfaction of the Chair of the Nominating and Governance Committee or the Board.

The Standards of Business Conduct are applicable to all employees, officers and directors of the Company and its subsidiaries. The Standards of Business Conduct generally prohibit employees from maintaining outside business or financial interests or engaging in outside business or financial activity that conflicts with the interests of the Company.

See Note 16, "Related Party Transactions," to the notes to the Company's consolidated financial statements in this 2020 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for additional description of certain relationships and transactions that existed or that we have entered into with our directors and certain other related persons in 2020.

Director Independence

The Company's Corporate Governance Guidelines require that the Board be composed of a majority of “independent” directors. No director will be deemed independent unless the Board affirmatively determines that the director has no material relationship with the Company, directly or as an officer, stockholder or partner of an organization that has a relationship with the Company. The Board has established standards to assist it in making independence determinations, which are set forth in Annex A to the Corporate Governance Guidelines. Although the Company is no longer listed on the NYSE and the NYSE Corporate Governance Standards are no longer applicable, the Company has continued to satisfy the NYSE Corporate Governance Standards as a best practice.

In accordance with the NYSE Corporate Governance Standards and the Company’s Corporate Governance Guidelines, the Board conducted its review of all relationships between the Company and each director and director nominee and has affirmatively determined that, with the exception of Mr. Stone, none of them has a material relationship with the Company or any other relationship that would preclude his or her independence under the NYSE Corporate Governance Standards. Accordingly, the Board has determined that each of the Company's current directors, other than Mr. Stone, is an independent director under the NYSE Corporate Governance Standards and the Company’s Corporate Governance Guidelines.

Any director whose affiliation or position of principal employment changes substantially after election to the Board or any independent director who ceases to qualify as independent after election to the Board will be expected to offer to submit a resignation as a director promptly for consideration by the Board of the effect of such change upon the interests of the Company.

Additionally, the Board has affirmatively determined that each member of the Audit Committee meets the independence and financial literacy requirements for audit committee membership under the NYSE Corporate Governance Standards and Rule 10A-3(b)(1) under the Exchange Act, and each member of the Compensation Committee and Nominating and Governance Committee meets the independence and other requirements for compensation committee and governance committee membership, respectively, as set forth in the NYSE Corporate Governance Standards, the Company's Corporate Governance Guidelines and the rules of the SEC applicable to boards of directors in general and compensation committees and governance committees in particular, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 1, 2019, Ernst & Young LLP was appointed as the Company's principal accounting firm. Fees for services performed by Ernst & Young LLP, during fiscal year 2020 and the period March 1, 2019 through December 31, 2019, were as follows:

(In millions)	2020	2019
Audit fees(1)	$12	$9
Audit-related fees(2)	2	—
Tax fees(3)	—	—
Total	$14	$9

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
(2)    Audit-related fees were for services rendered in connection with due diligence and assurance services and employee benefit plan audits. For 2019, there was an immaterial amount of audit-related fees for services performed.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2020 Annual Report:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lee County, Florida on the 26th day of February, 2021.

HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)

By:	/s/ KENNY CHEUNG
Name:	Kenny Cheung
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 26, 2021:

Signature	Title

/s/ HENRY R. KEIZER	Independent Non-Executive Chairman of the Board of Directors
Henry R. Keizer

/s/ PAUL E. STONE	President and Chief Executive Officer, Director
Paul E. Stone

/s/ KENNY CHEUNG	Executive Vice President and Chief Financial Officer
Kenny Cheung

/s/ ALEXANDRA BROOKS	Senior Vice President and Chief Accounting Officer
Alexandra Brooks

/s/ DAVID A. BARNES	Director
David A. Barnes

/s/ SUNGHWAN CHO	Director
SungHwan Cho

/s/ VINCENT J. INTRIERI	Director
Vincent J. Intrieri

/s/ ANINDITA MUKHERJEE	Director
Anindita Mukherjee

/s/ DANIEL A. NINIVAGGI	Director
Daniel A. Ninivaggi

/s/ KEVIN M. SHEEHAN	Director
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.1.6	Hertz Holdings Hertz
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.8.1	Hertz Holdings Hertz
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.12	Hertz Holdings Hertz
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
Sixth Amended and Restated Series 2013-A Supplement, dated as of February 21, 2020, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, certain Committed Note Purchasers, certain Conduit Investors, certain Funding Agents, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.13.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 25, 2020).*

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
Series 2018-1 Supplement, dated as of January 24, 2018, among Hertz Vehicle Financing II LP, as Issuer, The Hertz Corporation, as Group I Administrator, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Amended and Restated Group I Supplement, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Securities Intermediary, to the Base Indenture, dated as of October 31, 2014, between Hertz Vehicle Financing II LP, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.11.11 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on January 26, 2018).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.16	Hertz Holdings Hertz
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.21.1	Hertz Holdings Hertz
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
Amendment No. 1 to Issuer Facility Agreement, dated November 8, 2019 by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation U.K. Limited (Incorporated by reference to Exhibit 4.22.2 of the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 25, 2020).*

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.27	Hertz Holdings Hertz
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

4.29	Hertz Holdings Hertz
Base Indenture, dated as of November 25, 2020, between Hertz Vehicle Interim Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A. as Trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 30, 2020).

4.30	Hertz Holdings Hertz
Series 2020-1 Supplement, dated as of November 25, 2020, among Hertz Vehicle Interim Financing LLC, as Issuer, The Hertz Corporation as HVIF Administrator, Deutsche Bank AG, New York Branch, as Administrative Agent, Apollo Capital Management, L.P., as Controlling Party, the certain noteholders from time to time party thereto and The Bank of New York Mellon Trust Company, N.A. as Trustee, to the Base Indenture, dated as of November 25, 2013, between Hertz Vehicle Interim Financing LLC, as Issuer and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 30, 2020).

4.31	Hertz Holdings Hertz
Master Motor Vehicle Operating Lease and Servicing Agreement (HVIF), dated as of November 25, 2020, among Hertz Vehicle Interim Financing LLC, as Lessor, The Hertz Corporation, as Lessee, Servicer and Guarantor, DTG Operations, Inc., as Lessee, and the Permitted Lessees from time to time party thereto (Incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 30, 2020).

4.32	Hertz Holdings Hertz
HVIF Administration Agreement, dated as of November 25, 2020, among The Hertz Corporation, as HVIF Administrator, Hertz Vehicle Interim Financing LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 30, 2020).

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.1.3	Hertz Holdings Hertz
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

10.2.2	Hertz Holdings Hertz
Form of Restricted Stock Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 7, 2017).†

10.2.3	Hertz Holdings Hertz
Form of Performance Stock Agreement under the 2016 Omnibus Incentive Plan (EBITDA) (Incorporated by reference to Exhibit 10.2.14 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 6, 2018).†

10.2.4	Hertz Holdings Hertz
Form of Director Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2.15 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 6, 2018).†

10.2.5	Hertz Holdings Hertz
Form of Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (Pro Rata) (Incorporated by reference to Exhibit 10.2.16 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 6, 2018).†

10.2.6	Hertz Holdings Hertz
Form of Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (Revenue) (Incorporated by reference to Exhibit 10.2.17 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 6, 2018).†

10.2.7	Hertz Holdings Hertz
Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2.18 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 6, 2018).†

10.2.8	Hertz Holdings Hertz
Form of Performance Stock Unit Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.2.9	Hertz Holdings Hertz
Form of Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (3-Year Pro Rata Vesting) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

10.2.10	Hertz Holdings Hertz
Form of Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (3-Year Pro Rata Vesting, 1 Year Revenue) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

10.2.11	Hertz Holdings Hertz
Amended and Restated Hertz Global Holdings, Inc. 2016 Omnibus Incentive Plan (Incorporated by reference to Annex B to the Proxy Statement on Form DEF14A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 5, 2019).†

10.2.12	Hertz Holdings Hertz
Form of Director Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 7, 2019).†

10.2.13	Hertz Holdings Hertz
2020 Form of Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan (3-Year Pro Rata Vesting) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on May 11, 2020.†

10.2.14	Hertz Holdings Hertz
2020 Form of Performance Stock Unit Agreement under the 2016 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on May 11, 2020.†

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

10.6.1	Hertz Holdings Hertz
Hertz Global Holdings, Inc. Severance Plan for Senior Executives (Incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on November 7, 2008).†

10.6.2	Hertz Holdings Hertz
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of November 14, 2012 (Incorporated by reference to Exhibit 10.11.2 of the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-186328), as filed on January 31, 2013).†

10.6.3	Hertz Holdings Hertz
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of February 11, 2013 (Incorporated by reference to Exhibit 10.11.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on May 2, 2013).†

10.6.4	Hertz Holdings Hertz
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of February 25, 2016 (Incorporated by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on February 29, 2016). †

10.6.5	Hertz Holdings Hertz
Amendment to the Hertz Global Holdings, Inc. Severance Plan for Senior Executives, effective as of February 2, 2017 (Incorporated by reference to Exhibit 10.7.5 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 6, 2017).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.6.6	Hertz Holdings Hertz
Amended and Restated Hertz Global Holdings, Inc. Severance Plan for Senior Executives (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 26, 2020).†

10.7	Hertz Holdings Hertz
Form of Change in Control Severance Agreement with executive officers of the Registrant (Incorporated by reference to Exhibit 10.8 to Amendment No. 3 of the Registration Statement on Form 10 of Hertz Rental Car Holding Company, Inc. (File No. 001-37665), as filed on May 20, 2016).†

10.8	Hertz Holdings Hertz
The Hertz Corporation Key Officer Postretirement Assigned Car Benefit Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

10.9	Hertz Holdings Hertz
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

10.13	Hertz Holdings Hertz
Second Amended and Restated Indemnification Agreement, dated as of September 18, 2009, among The Hertz Corporation, Hertz Vehicles LLC, Hertz Funding Corp., Hertz General Interest LLC, and Hertz Vehicle Financing LLC (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-33139), as filed on March 19, 2014).

10.14	Hertz Holdings Hertz
Tax Matters Agreement, dated June 30, 2016, by among Herc Holdings Inc., The Hertz Corporation, Herc Rentals Inc. and Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.15	Hertz Holdings Hertz
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

10.17.1	Hertz Holdings Hertz
Offer Letter, signed on August 15, 2018 between Jamere Jackson and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001- 37665) and The Hertz Corporation (File No. 001-07541), as filed on August 20, 2018.)†

10.17.2	Hertz Holdings Hertz
Amendment to the Offer Letter between Jamere Jackson and The Hertz Corporation (Incorporated by reference to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 31, 2018).†

10.18.1	Hertz Holdings Hertz
Offer Letter, signed on February 28, 2018, between Paul E. Stone and The Hertz Corporation (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.18.2	Hertz Holdings Hertz
Amendment to Offer Letter, dated May 16, 2020, between Paul E. Stone and The Hertz Corporation (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 18, 2020).†

10.19	Hertz Holdings Hertz
Amended and Restated Employment Agreement, dated as of November 22, 2019, between Hertz Global Holdings, Inc. and Kathryn V. Marinello (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 27, 2019).†

10.20	Hertz Holdings Hertz
Forbearance Agreement, dated as of May 4, 2020, by and among The Hertz Corporation, Hertz Vehicle Financing LLC, Hertz Financing II LP, DTG Operations, Inc., Deutsche Bank AG, New York Branch, and certain other parties (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 5, 2020).

10.21	Hertz Holdings Hertz
Limited Waiver, Forbearance and Fourth Amendment, dated as of May 4, 2020, in connection with that certain Credit Agreement, dated as of June 30, 2016 (as amended), by and among The Hertz Corporation and other loan parties party thereto, the several banks and other financial institutions parties thereto as lenders and administrative agent (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 5, 2020).

10.22	Hertz Holdings Hertz
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

10.23	Hertz Holdings Hertz
Limited Waiver, Forbearance and First Amendment, dated as of May 4, 2020, in connection with that certain Credit Agreement, dated as of November 2, 2017, by and among The Hertz Corporation, the other loan parties party thereto, the several banks and other financial institutions parties thereto as lenders and administrative agent (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 5, 2020).

10.24	Hertz Holdings Hertz
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

10.25	Hertz Holdings Hertz
Limited Waiver Agreement dated May 22, 2020 by and among others International Fleet Financing No. 2 B.V. as issuer, Hertz Europe Limited as issuer administrator, Hertz Holdings Netherlands, Credit Agricole Corporate and Investment Bank as administrative agent, BNP Paribas Trust Corporation UK Limited as security trustee and the several, committed note purchasers, commercial paper conduits, and certain funding agents for the investor groups, in each case, party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 26, 2020).

10.26	Hertz Holdings Hertz
Form of Retention Program Letter Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 26, 2020).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.27	Hertz Holdings Hertz
Stock and Asset Purchase Agreement by and between Hertz Global Holdings, Inc. Donlen Corporation, certain subsidiaries of Donlen Corporation and Freedom Acquirer LLC, dated November 25, 2020 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 30, 2020).

10.28	Hertz Holdings Hertz
Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated as of October 30, 2020, among The Hertz Corporation, the several lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and joint bookrunner.†*

10.29.1	Hertz Holdings Hertz	Offer Letter, signed on December 3, 2018, between Kenny K. Cheung and The Hertz Corporation.†*
10.29.2	Hertz Holdings Hertz	Offer Letter, signed on September 25, 2020, between Kenny K. Cheung and The Hertz Corporation.†*
10.30	Hertz Holdings Hertz	Offer Letter, signed on October 16, 2019, between Angela Brav and The Hertz Corporation.†*
10.31.1	Hertz Holdings Hertz	Offer Letter, dated February 27, 2019, between M. David Galainena and The Hertz Corporation.†*
10.31.2	Hertz Holdings Hertz	Offer Letter, signed on September 25, 2020, between M. David Galainena and The Hertz Corporation.†*
10.32	Hertz Holdings Hertz	Offer Letter, dated July 16, 2018, between Opal G. Perry and The Hertz Corporation.†*
10.33.1	Hertz Holdings Hertz	Offer Letter, dated February 21, 2018, between R. Eric Esper and The Hertz Corporation.†*
10.33.2	Hertz Holdings Hertz	Offer Letter, dated August 14, 2020, between R. Eric Esper and The Hertz Corporation.†*
21.1	Hertz Holdings Hertz	The List of Subsidiaries of Hertz Global Holdings, Inc. and The Hertz Corporation.*
23.1	Hertz Holdings	Consent of Independent Registered Public Accounting Firm.*
23.2	Hertz Holdings	Consent of Independent Registered Public Accounting Firm.*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).**
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXHIBIT INDEX (Continued)

Exhibit Number		Description
101.INS	Hertz Holdings Hertz	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Hertz Holdings Hertz	XBRL Taxonomy Extension Schema Document.*
101.CAL	Hertz Holdings Hertz	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Hertz Holdings Hertz	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Hertz Holdings Hertz	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Hertz Holdings Hertz	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).*

_______________________________________________________________________________
† Indicates management contract or compensatory plan or arrangement.
* Filed herewith
**Furnished herewith

As of December 31, 2020, we had various additional obligations which could be considered long-term debt, none of which exceeded 10% of our total assets on a consolidated basis. We agree to furnish to the SEC upon request a copy of any such instrument defining the rights of the holders of such long-term debt.

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.