Form 10-Q
period 2021-03-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2021-05-07
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HERTZ GLOBAL HOLDINGS, INC.
THE HERTZ CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-37665			61-1770902
Delaware	001-07541			13-1938568
(State or other jurisdiction of incorporation or organization)	(Commission File Number)			(I.R.S. Employer Identification No.)

8501 Williams Road
	Estero,	Florida	33928
	239	301-7000
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

*Hertz Global's common stock began trading exclusively on the over-the-counter market on October 30, 2020 under the symbol HTZGQ.

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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	May 3, 2021
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	156,206,478
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
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
(DEBTORS-IN-POSSESSION)
PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,087	$1,096
Restricted cash and cash equivalents:
Vehicle	119	50
Non-vehicle	1,234	361
Total restricted cash and cash equivalents	1,353	411
Total cash, cash equivalents, restricted cash and restricted cash equivalents	2,440	1,507
Receivables:
Vehicle	157	164
Non-vehicle, net of allowance of $56 and $46, respectively	636	613
Total receivables, net	793	777
Prepaid expenses and other assets	786	373
Revenue earning vehicles:
Vehicles	7,919	7,540
Less: accumulated depreciation	(1,559)	(1,478)
Total revenue earning vehicles, net	6,360	6,062
Property and equipment, net	637	666
Operating lease right-of-use assets	1,580	1,675
Intangible assets, net	2,969	2,992
Goodwill	1,045	1,045
Assets held for sale	—	1,811
Total assets(a)	$16,610	$16,908
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$141	$29
Non-vehicle	390	389
Total accounts payable	531	418
Accrued liabilities	824	759
Accrued taxes, net	161	121
Debt:
Vehicle	6,286	6,024
Non-vehicle	740	243
Total debt	7,026	6,267
Operating lease liabilities	1,541	1,636
Self-insured liabilities	470	488
Deferred income taxes, net	789	730
Total liabilities not subject to compromise	11,342	10,419
Liabilities subject to compromise	4,978	4,965
Liabilities held for sale	—	1,431
Total liabilities(a)	16,320	16,815
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 158,235,410 shares issued and 156,206,478 shares outstanding at March 31, 2021 and December 31, 2020	2	2
Additional paid-in capital	3,049	3,047
Accumulated deficit	(2,491)	(2,681)
Accumulated other comprehensive income (loss)	(195)	(212)
Treasury stock, at cost, 2,028,932 shares at March 31, 2021 and December 31, 2020	(100)	(100)
Stockholders' equity attributable to Hertz Global	265	56
Noncontrolling interests	25	37
Total stockholders' equity	290	93
Total liabilities and stockholders' equity	$16,610	$16,908
(a)Hertz Global Holdings, Inc.'s consolidated total assets as of March 31, 2021 and December 31, 2020 include total assets of variable interest entities (“VIEs”) of $513 million and $511 million, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of March 31, 2021 and December 31, 2020 include total liabilities of VIEs of $393 million and $475 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Special Purpose Entities" in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 13, "Related Party Transactions," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Worldwide vehicle rental	$1,153	$1,749
All other operations	136	174
Total revenues	1,289	1,923
Expenses:
Direct vehicle and operating	827	1,241
Depreciation of revenue earning vehicles and lease charges	243	677
Selling, general and administrative	156	208
Interest expense, net:
Vehicle	104	118
Non-vehicle (excludes contractual interest of $53 million for the three months ended March 31, 2021)	44	57
Total interest expense, net	148	175
Other (income) expense, net	(3)	(17)
Reorganization items, net	42	—
(Gain) from the sale of a business	(392)	—
Total expenses	1,021	2,284
Income (loss) before income taxes	268	(361)
Income tax (provision) benefit	(79)	4
Net income (loss)	189	(357)
Net (income) loss attributable to noncontrolling interests	1	1
Net income (loss) attributable to Hertz Global	$190	$(356)
Weighted-average shares outstanding:
Basic	156	142
Diluted	157	142
Earnings (loss) per share:
Basic earnings (loss) per share	$1.22	$(2.50)
Diluted earnings (loss) per share	$1.21	$(2.50)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$189	$(357)
Other comprehensive income (loss):
Foreign currency translation adjustments	17	(41)
Net gain (loss) on pension and postretirement benefit plans	—	1
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	—	1
Total other comprehensive income (loss) before income taxes	17	(39)
Total other comprehensive income (loss)	17	(39)
Total comprehensive income (loss)	206	(396)
Comprehensive (income) loss attributable to noncontrolling interests	1	1
Comprehensive income (loss) attributable to Hertz Global	$207	$(395)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2019	—	142	$1	$3,024	$(967)	$(189)	2	$(100)	$1,769	$119	$1,888
Net income (loss)	—	—	—	—	(356)	—	—	—	(356)	(1)	(357)
Other comprehensive income (loss)	—	—	—	—	—	(39)	—	—	(39)	—	(39)
Net settlement on vesting of restricted stock	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1	1
March 31, 2020	—	142	$1	$3,022	$(1,323)	$(228)	2	$(100)	$1,372	$119	$1,491

	Preferred Stock Shares	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2020	—	156	$2	$3,047	$(2,681)	$(212)	2	$(100)	$56	$37	$93
Net income (loss)	—	—	—	—	190	—	—	—	190	(1)	189
Other comprehensive income (loss)	—	—	—	—	—	17	—	—	17	—	17
Stock-based compensation charges	—	—	—	2	—	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(11)	(11)
March 31, 2021	—	156	$2	$3,049	$(2,491)	$(195)	2	$(100)	$265	$25	$290

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$189	$(357)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	275	733
Depreciation and amortization, non-vehicle	54	53
Amortization of deferred financing costs and debt discount (premium)	34	12
Provision for receivables allowance	29	15
Deferred income taxes, net	62	(13)
Non-cash reorganization items, net	(15)	—
(Gain) loss from the sale of a business	(392)	—
(Gain) loss on sale of non-vehicle capital assets	(1)	(21)
Other	2	4
Changes in assets and liabilities:
Non-vehicle receivables	(73)	226
Prepaid expenses and other assets	(87)	(61)
Operating lease right-of-use assets	78	100
Non-vehicle accounts payable	40	(86)
Accrued liabilities	62	(59)
Accrued taxes, net	36	(14)
Operating lease liabilities	(78)	(66)
Self-insured liabilities	(15)	(17)
Net cash provided by (used in) operating activities	200	449
Cash flows from investing activities:
Revenue earning vehicles expenditures	(1,517)	(4,346)
Proceeds from disposal of revenue earning vehicles	686	2,212
Non-vehicle capital asset expenditures	(9)	(59)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	4	23
Sales of marketable securities	—	74
Proceeds from the sale of a business, net of cash sold	818	—
Other	—	(1)
Net cash provided by (used in) investing activities	(18)	(2,097)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	1,096	3,661
Repayments of vehicle debt	(946)	(2,538)
Proceeds from issuance of non-vehicle debt	560	1,440
Repayments of non-vehicle debt	(1)	(851)
Payment of financing costs	(7)	(9)
Contributions from (distributions to) noncontrolling interests	(10)	—
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2021	2020
Other	—	(2)
Net cash provided by (used in) financing activities	692	1,701
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(12)	(4)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	862	49
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period(1)	1,578	1,360
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,440	$1,409

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$69	$103
Non-vehicle	30	26
Income taxes, net of refunds	(4)	5
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$103	$200
Sales of revenue earning vehicles included in vehicle receivables	119	1,043
Purchases of non-vehicle capital assets included in accounts payable	6	32
Purchases of non-vehicle capital assets included in liabilities subject to compromise	16	—
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	21	4

(1)     Amounts include cash and cash equivalents and restricted cash and cash equivalents which are held for sale at December 31, 2020, as disclosed in Note 3, "Divestitures."
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,087	$1,096
Restricted cash and cash equivalents:
Vehicle	119	50
Non-vehicle	1,206	333
Total restricted cash and cash equivalents	1,325	383
Total cash, cash equivalents, restricted cash and restricted cash equivalents	2,412	1,479
Receivables:
Vehicle	157	164
Non-vehicle, net of allowance of $56 and $46, respectively	636	613
Total receivables, net	793	777
Due from Hertz Holdings	1	1
Prepaid expenses and other assets	785	372
Revenue earning vehicles:
Vehicles	7,919	7,540
Less: accumulated depreciation	(1,559)	(1,478)
Total revenue earning vehicles, net	6,360	6,062
Property and equipment, net	637	666
Operating lease right-of-use assets	1,580	1,675
Intangible assets, net	2,969	2,992
Goodwill	1,045	1,045
Assets held for sale	—	1,811
Total assets(a)	$16,582	$16,880
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Accounts payable:
Vehicle	$141	$29
Non-vehicle	390	389
Total accounts payable	531	418
Accrued liabilities	825	759
Accrued taxes, net	161	121
Debt:
Vehicle	6,286	6,024
Non-vehicle	740	243
Total debt	7,026	6,267
Operating lease liabilities	1,541	1,636
Self-insured liabilities	470	488
Deferred income taxes, net	793	735
Total liabilities not subject to compromise	11,347	10,424
Liabilities subject to compromise	5,043	5,030
Liabilities held for sale	—	1,431
Total liabilities(a)	16,390	16,885
Commitments and contingencies
Stockholder's equity (deficit):
Common stock, $0.01 par value, 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	3,955	3,953
Accumulated deficit	(3,593)	(3,783)
Accumulated other comprehensive income (loss)	(195)	(212)
Stockholder's equity (deficit) attributable to Hertz	167	(42)
Noncontrolling interests	25	37
Total stockholder's equity (deficit)	192	(5)
Total liabilities and stockholder's equity (deficit)	$16,582	$16,880
(a)The Hertz Corporation's consolidated total assets as of March 31, 2021 and December 31, 2020 include total assets of VIEs of $513 million and $511 million, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of March 31, 2021 and December 31, 2020 include total liabilities of VIEs of $393 million and $475 million, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Special Purpose Entities" in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 13, "Related Party Transactions," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended March 31,
	2021	2020
Revenues:
Worldwide vehicle rental	$1,153	$1,749
All other operations	136	174
Total revenues	1,289	1,923
Expenses:
Direct vehicle and operating	827	1,241
Depreciation of revenue earning vehicles and lease charges	243	677
Selling, general and administrative	156	208
Interest expense, net:
Vehicle	104	118
Non-vehicle (excludes contractual interest of $53 million for the three months ended March 31, 2021)	44	55
Total interest expense, net	148	173
Other (income) expense, net	(3)	(17)
Reorganization items, net	42	—
(Gain) from the sale of a business	(392)	—
Total expenses	1,021	2,282
Income (loss) before income taxes	268	(359)
Income tax (provision) benefit	(79)	3
Net income (loss)	189	(356)
Net (income) loss attributable to noncontrolling interests	1	1
Net income (loss) attributable to Hertz	$190	$(355)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$189	$(356)
Other comprehensive income (loss):
Foreign currency translation adjustments	17	(41)
Net gain (loss) on pension and postretirement benefit plans	—	1
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	—	1
Total other comprehensive income (loss) before income taxes	17	(39)
Total other comprehensive income (loss)	17	(39)
Total comprehensive income (loss)	206	(395)
Comprehensive (income) loss attributable to noncontrolling interests	1	1
Comprehensive income (loss) attributable to Hertz Global	$207	$(394)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity
Balance as of:
December 31, 2019	100	$—	$3,955	$(64)	$(1,937)	$(189)	$1,765	$119	$1,884
Net income (loss)	—	—	—	—	(355)	—	(355)	(1)	(356)
Due from Hertz Holdings	—	—	—	(3)	—	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	—	(39)	(39)	—	(39)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1	1
March 31, 2020	100	$—	$3,955	$(67)	$(2,292)	$(228)	$1,368	$119	$1,487

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2020	100	$—	$3,953	$(3,783)	$(212)	$(42)	$37	$(5)
Net income (loss)	—	—	—	190	—	190	(1)	189
Other comprehensive income (loss)	—	—	—	—	17	17	—	17
Stock-based compensation charges	—	—	2	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
March 31, 2021	100	$—	$3,955	$(3,593)	$(195)	$167	$25	$192

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$189	$(356)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	275	733
Depreciation and amortization, non-vehicle	54	53
Amortization of deferred financing costs and debt discount (premium)	34	12
Provision for receivables allowance	29	15
Deferred income taxes, net	62	(12)
Non-cash reorganization items, net	(15)	—
(Gain) loss from the sale of a business	(392)	—
(Gain) loss on sale of non-vehicle capital assets	(1)	(21)
Other	2	3
Changes in assets and liabilities:
Non-vehicle receivables	(73)	226
Prepaid expenses and other assets	(87)	(61)
Operating lease right-of-use assets	78	100
Non-vehicle accounts payable	40	(86)
Accrued liabilities	62	(59)
Accrued taxes, net	36	(14)
Operating lease liabilities	(78)	(66)
Self-insured liabilities	(15)	(17)
Net cash provided by (used in) operating activities	200	450
Cash flows from investing activities:
Revenue earning vehicles expenditures	(1,517)	(4,346)
Proceeds from disposal of revenue earning vehicles	686	2,212
Non-vehicle capital asset expenditures	(9)	(59)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	4	23
Sales of marketable securities	—	74
Proceeds from the sale of a business, net of cash sold	818	—
Other	—	(1)
Net cash provided by (used in) investing activities	(18)	(2,097)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	1,096	3,661
Repayments of vehicle debt	(946)	(2,538)
Proceeds from issuance of non-vehicle debt	560	1,440
Repayments of non-vehicle debt	(1)	(851)
Payment of financing costs	(7)	(9)
Advances to Hertz Holdings	—	(3)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2021	2020
Contributions from (distributions to) noncontrolling interests	(10)	—
Net cash provided by (used in) financing activities	692	1,700
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(12)	(4)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	862	49
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period(1)	1,550	1,360
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,412	$1,409

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$69	$103
Non-vehicle	30	26
Income taxes, net of refunds	(4)	5
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$103	$200
Sales of revenue earning vehicles included in vehicle receivables	119	1,043
Purchases of non-vehicle capital assets included in accounts payable	6	32
Revenue earning vehicles and non-vehicle capital assets acquired through capital leases	21	4
Purchases of non-vehicle capital assets included in liabilities subject to compromise	16	—

(1)     Amounts include cash and cash equivalents and restricted cash and cash equivalents which are held for sale at December 31, 2020, as disclosed in Note 3, "Divestitures."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Hertz Global Holdings, Inc. ("Hertz Global" when including its subsidiaries and VIEs and "Hertz Holdings" when excluding its subsidiaries and VIEs) was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns The Hertz Corporation ("Hertz" and interchangeably with Hertz Global, the "Company"), Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. Hertz operates its vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from company-owned, licensee and franchisee locations in the United States ("U.S."), Africa, Asia, Australia, Canada, the Caribbean, Europe, Latin America, the Middle East and New Zealand. The Company also sells vehicles through Hertz Car Sales and operates the Firefly vehicle rental brand and Hertz 24/7 car sharing business in international markets. As disclosed in Note 3, "Divestitures," on March 30, 2021 the Company completed the previously announced sale of substantially all of the assets and certain liabilities of its Donlen subsidiary (the "Donlen Sale"), a business which provides vehicle leasing and fleet management services.

Voluntary Petitions for Bankruptcy

In March 2020, the World Health Organization declared COVID-19 a global pandemic. In response to COVID-19, local and national governments around the world instituted shelter-in-place and similar orders and travel restrictions, and airline and other travel decreased suddenly and dramatically. As a result of the impact on travel demand, late in the first quarter of 2020, the Company experienced a high level of rental cancellations and a significant decline in forward bookings. In response, the Company began aggressive actions to eliminate costs. However, it faced significant ongoing expenses.

On May 22, 2020 (the "Petition Date"), Hertz Global, Hertz and certain of their direct and indirect subsidiaries in the U.S. and Canada (collectively the "Debtors" and the "Debtors-in-Possession") filed voluntary petitions for relief (collectively, the "Petitions") under chapter 11 of title 11 ("Chapter 11") of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases (the "Chapter 11 Cases") are being jointly administered for procedural purposes only under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW).

The Debtors filed with the Bankruptcy Court a proposed Joint Chapter 11 Plan of Reorganization of the Debtors, dated as of March 1, 2021, and a related proposed Disclosure Statement. The Debtors subsequently filed with the Bankruptcy Court a proposed First Amended Joint Chapter 11 Plan of Reorganization of the Debtors and a related proposed Disclosure Statement, in each case dated as of March 29, 2021; a proposed Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors and a related proposed Disclosure Statement, in each case dated as of April 3, 2021; a proposed Modified Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors and a related proposed Disclosure Statement, in each case dated as of April 10, 2021; a proposed Second Modified Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors and a related proposed Disclosure Statement, dated as of April 14, 2021 and April 15, 2021, respectively; a proposed Third Modified Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors and a related proposed Disclosure Statement, in each case dated as of April 16, 2021; and a proposed Fourth Modified Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors and a related proposed Disclosure Statement, in each case dated as of April 21, 2021, which Disclosure Statement the Debtors further updated on April 21, 2021. On April 22, 2021, the Debtors filed the solicitation version of the Fourth Modified Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors (the "Proposed Plan"), and the solicitation version of the Disclosure Statement (the "Disclosure Statement").

The Disclosure Statement describes, among other things, the events leading to the Chapter 11 Cases; the Debtors contemplated financial restructuring (the “Restructuring”); the proposed plan of reorganization; certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the solicitation of votes to approve the Proposed Plan from certain of the Debtors’ stakeholders; certain risk factors related to the Plan, certain tax considerations, and certain other aspects of the Restructuring. The Disclosure Statement and solicitation

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
procedures with respect to the Proposed Plan was approved by the Bankruptcy Court at a hearing held on April 21, 2021 and an order to that effect was entered on April 22, 2021. The Proposed Plan is now subject to a vote by the Debtors' stakeholders and a subsequent confirmation hearing of the Bankruptcy Court, currently scheduled for June 10, 2021. In addition to approval by the Bankruptcy Court, consummation of the Proposed Plan remains subject to the satisfaction of other conditions.

Under the Proposed Plan, Centerbridge Partners, L.P., Warburg Pincus LLC, and Dundon Capital Partners, LLC (collectively, the "PE Sponsors") and certain holders of over 85% of the Debtors' unsecured notes (the "Supporting Noteholders," and together with the PE Sponsors the "Plan Sponsors") have committed to provide equity capital to fund the Debtors' exit from Chapter 11 as reflected in definitive executed documents, including (1) an Equity Purchase and Commitment Agreement (the "EPCA"), (2) a Plan Support Agreement and (3) a Bridge Financing Commitment for Hertz International Ltd. (collectively, along with the Proposed Plan and the Disclosure Statement, the "Transaction Documents"). Under the Proposed Plan, the Debtors anticipate exiting from Chapter 11 with approximately $2.2 billion of global liquidity (inclusive of capacity under the anticipated exit revolving credit facility) and only $1.3 billion in non-vehicle debt (exclusive of ABS facilities and a revolving credit facility).

The Proposed Plan is supported by the Supporting Noteholders, which comprise the vast majority of creditors in the largest class of claims that are voting on the Proposed Plan and the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases. As set forth in the Transaction Documents:

•the Proposed Plan will raise approximately $3.9 billion in cash proceeds, comprised of:
◦$565 million from the purchase of common stock in the reorganized entity by the Plan Sponsors;
◦$1.6 billion from the purchase of common stock pursuant to the rights offering contemplated by the Proposed Plan, which the Plan Sponsors have committed to ensure is fully funded pursuant to the terms of the EPCA;
◦$385 million from the purchase of preferred stock by plan sponsors Centerbridge Partners, L.P. and Warburg Pincus LLC; and
◦$1.3 billion in proceeds from the Company's anticipated new exit term loan facility.
•Such cash proceeds will be used, in part, to provide the following distributions to the Company's stakeholders pursuant to the terms of the Proposed Plan:
◦administrative priority and secured claims will be paid in cash in full;
◦the holders of the Company's €725 million European Vehicle Notes will be paid in cash in full;
◦the holders of claims with respect to the unsecured Senior Notes and holders of claims with respect to the Alternative Letter of Credit Facility will receive approximately 48.2% of the equity in the reorganized entity and the right to purchase an additional $1.6 billion of equity in the reorganized entity;
◦the holders of general unsecured claims will receive cash payments of not more than $550 million in the aggregate, which the Company estimates will provide a recovery of approximately 100 percent; and
◦the Company's existing equity will be cancelled and existing equity holders will receive new six-year warrants to purchase, in the aggregate 4%, of the reorganized entity's common stock, subject to certain conditions, with an exercise price to be determined based on an equity value of the reorganized entity of $6.1 billion.

In light of continuing interest from an alternative potential plan sponsorship group, consisting of Certares Opportunities LLC (“Certares”), Knighthead Capital Management, LLC (“Knighthead”), Apollo Capital Management, LP (“Apollo”), and certain of each of their affiliates (together with Certares, Knighthead, and Apollo the “Alternative Sponsor Group”), on April 28, 2021, the Bankruptcy Court entered an order (the “Bid Procedures Order”), among other things, establishing bidding and auction procedures relating to the submission of alternative plan proposals.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
On May 2, 2021, the Alternative Sponsor Group submitted an alternative plan proposal to the Debtors (the “Alternative Plan Proposal”).

On May 4, 2021, the Company determined that the Alternative Plan Proposal constitutes a “Superior Proposal” as that term is defined under the Debtors’ EPCA with the Plan Sponsors dated as of April 3, 2021 and approved by the Bankruptcy Court on April 22, 2021. Pursuant to the Bid Procedures Order, the Plan Sponsors will have until 5:00 p.m., Eastern Time, on May 7, 2021 to indicate if they intend to counter the Alternative Plan Proposal. If the Plan Sponsors determine to counter the Alternative Plan Proposal, an auction (the “Auction”) will be conducted on May 10, 2021. A hearing before the Bankruptcy Court to approve the results of the Auction along with supplemental solicitation materials, if any, will be conducted on May 14, 2021.

This Quarterly Report on Form 10-Q is not a solicitation of votes to accept or reject the Proposed Plan. Information contained in the Proposed Plan and the Disclosure Statement is subject to change, whether as a result of additional amendments or supplements to the Proposed Plan or Disclosure Statement or otherwise. The documents and other information available via website or elsewhere are not part of this Quarterly Report on Form 10-Q and shall not be deemed incorporated herein.

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

The Debtors' have received approximately 15,000 proofs of claim for an amount of approximately $104.9 billion. Such amount includes duplicate claims across multiple debtor legal entities. These claims are in the process of being reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. As a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. As of the filing of this Quarterly Report on Form 10-Q, the Company’s assessment of the validity of claims received has not been completed, but the Company does not anticipate that the amount of such claims will exceed the $550 million in cash, plus the net proceeds of certain claims of the Company, currently contemplated under the Proposed Plan. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
time to complete and likely will continue after the Debtors emerge from bankruptcy. For additional information on the anticipated claims settlement process, please refer to the Disclosure Statement.

Borrowing Capacity and Availability

The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of the Company's existing debt obligations. As a result of the filing of the Chapter 11 Cases, the remaining capacity under almost all of the Company's revolving credit facilities was terminated, as disclosed in Note 6, "Debt." Consequently, the proceeds of sales of vehicles which serve as collateral for such vehicle finance facilities must be applied to the payment of the related indebtedness of the Non-Debtor Financing Subsidiaries (as defined in Note 6, "Debt") and are not otherwise available to fund the Company’s operations. Additionally, the Company is precluded from accessing any of its subordinated investment in the vehicle collateral until the related defaults are waived or the third party funding under those facilities has been retired, either through the monetization of the underlying collateral or the refinancing of the related indebtedness. Additionally, proceeds from vehicle receivables, excluding manufacturer rebates, as of March 31, 2021 and ongoing vehicle sales must be applied to vehicle debt in amortization.

The Company had waivers related to the filing of the Chapter 11 Cases under its European ABS and U.K. Financing Facility which, in April 2021, have been superseded by a comprehensive restructuring of each the European ABS and U.K. Financing Facility, as disclosed in Note 6, "Debt."

The Company's inability to retain any proceeds from the sale of vehicles under its U.S. ABS programs means that its sources of liquidity are primarily its unrestricted cash and unrestricted cash equivalents on hand, cash generated from its operations and up to $800 million from its debtor-in-possession financing facility (the "DIP Credit Agreement"). As of March 31, 2021, the Company had total liquidity of $1.7 billion comprised of $900 million of remaining, committed availability under the DIP Credit Agreement and $812 million of unrestricted cash and unrestricted cash equivalents, net of the $275 million minimum liquidity requirement under the DIP Credit Agreement, which the Company believes will be sufficient to fund its operations through approximately March 31, 2022, assuming it does not experience any unforeseen liquidity needs before then, which could result in the utilization of the liquidity in advance of March 31, 2022.

On January 13, 2021, the Bankruptcy Court entered an order authorizing the Debtors to enter into a Canadian fleet financing facility up to CAD$400 million. On January 27, 2021, TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, entered into the Funding LP Series 2021-A which provides for aggregate maximum borrowings of CAD$350 million on a revolving basis. Subject to initial availability, the initial draw of CAD$120 million was used to pay the outstanding obligations under the Funding LP Series 2015-A Notes, including any unpaid default interest.

On January 20, 2021, the Bankruptcy Court authorized an extension (the "Second Lease Order") of the July 24, 2020 order related to the Company's Amended and Restated Master Motor Vehicle Operating and Servicing Agreement (Series 2013 G1) (the "Operating Lease"), which extends the forbearance period related to Operating Lease to September 30, 2021, provided that the Debtors dispose of 121,510 lease vehicles, at least 113,381 of which will be non-program vehicles, and reach a minimum cumulative vehicle disposition proceeds of $2.0 billion by September 30, 2021. Additionally, the Second Lease Order directed the Debtors to (i) have no more than 157,262 lease vehicles by September 30, 2021 and (ii) make $756 million of base rent payments under the Operating Lease to the Hertz Vehicle Financing ("HVF") trustee in the amount of nine equal monthly payments of $84 million commencing in the period January 2021 through September 2021. Of the 121,510 lease vehicles that the Debtors are obligated to dispose of, as of March 31, 2021 the Debtors have disposed approximately 14,000 lease vehicles, of which 9,000 were non-program vehicles.

In the first quarter of 2021, the Bankruptcy Court authorized the rejection of certain unexpired leases (the "Lease Rejection Orders") comprised of 278 off airport and 26 airport locations in the Company's U.S. RAC segment. See Note 7, "Leases," for further details.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

On April 15, 2021, the Company obtained commitments with respect to a senior secured revolving credit facility in an aggregate committed amount of up to $1.5 billion and a senior term loan facility in an aggregate principal amount of $1.3 billion. See Note 6, "Debt," for additional information.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement a plan of reorganization, among other factors, and the realization of assets and the satisfaction of liabilities are subject to uncertainty. Further, any plan of reorganization could materially change the amounts of assets and liabilities reported in the accompanying unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of the Company's financial condition, defaults under certain debt agreements as disclosed in Note 6, "Debt," and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that the Company will be able to continue as a going concern for one year from the issuance date of this Quarterly Report on Form 10-Q.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2021 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company's vehicle rental operations are typically a seasonal business, with decreased levels of business in the winter months and heightened activity during the spring and summer months for the majority of countries where the Company generates revenues.

Effective on the Petition Date, the Company applied accounting standards applicable to reorganizations, Accounting Standards Codification 852 - Reorganizations, in preparing the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020 and the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 which requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, Pre-petition obligations of the Debtors that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 15, "Liabilities Subject to Compromise," for additional information. In addition, certain charges related to the Chapter 11 Cases are recorded as reorganization items, net in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2021. See Note 16, "Reorganization Items, Net," for additional information.

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

The December 31, 2020 unaudited condensed consolidated balance sheet data is derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the Company's Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on February 26, 2021.

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

Recently Issued Accounting Pronouncements

Not Yet Adopted

Scope of Reference Rate Reform

In January 2021, the Financial Accounting Standards Board ("FASB") issued guidance that clarifies that entities with derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment due to reference rate reform may elect to apply certain optional expedients and exceptions, including contract modification relief, provided in Topic 848. Entities may elect to apply the guidance on contract modifications either (1) retrospectively as of any date from the beginning of any interim period that includes March 12, 2020 or (2) prospectively to new modifications from any date in an interim period that includes or is after January 7, 2021, up to the date that financial statements are available to be issued. The Company is in the process of assessing the available expedients and exceptions and, if applicable, the method and timing of adoption.

Note 3—Divestitures

Donlen Sale

On March 30, 2021, the Company completed the previously announced Donlen Sale. The Company recognized a pre-tax gain in its corporate operations of $392 million, net of the impact of foreign currency adjustments, based on the difference in cash proceeds received of $891 million less $543 million net book value of assets sold plus a $45 million receivable in connection with the sale recorded in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2021. The proceeds from the sale are subject to certain post-closing adjustments based on the level of assumed indebtedness, working capital and fleet equity which the Company expects to be finalized during the second quarter of 2021. On March 30, 2021, the Company and the buyer entered into a transition services agreement which provides for certain transitional services in connection with the Donlen Sale.

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

Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	March 31, 2021	December 31, 2020
Revenue earning vehicles	$7,800	$7,492
Less accumulated depreciation	(1,520)	(1,467)
	6,280	6,025
Revenue earning vehicles held for sale, net(1)	80	37
Revenue earning vehicles, net	$6,360	$6,062

(1)    Represents the carrying amount of vehicles currently placed on the Company's retail lots for sale or actively in the process of being sold through other disposition channels.

Note 5—Goodwill and Intangible Assets, Net

Recoverability of Goodwill and Indefinite-lived Intangible Assets

As of March 31, 2021, the Company quantitatively tested the recoverability of its goodwill and indefinite-lived intangible assets in the International RAC segment due to continued adverse impacts from COVID-19 and the Company's reduction in cash flow projections. The quantitative fair value test utilized the Company's most recent cash flow projections, including a range of potential outcomes, along with a long-term growth rate of 1% and a range of discount rates between 13% and 15%. Based on the quantitative tests, no impairments were recorded in the first quarter of 2021. However, the fair value of certain tradenames, which are indefinite-lived intangible assets, were in excess by 6% of the carrying value of $540 million. As a result of the foregoing considerations, along with the consideration of other indicators noted in Accounting Standards Codification 350 – Intangibles, Goodwill and Other (“ASC 350”), the Company concluded there were no indicators of impairment triggered for the U.S. RAC segment in the first quarter of 2021.

Further deterioration in the general economic conditions in the travel industry, the Company’s cash flows and the Company's ability to obtain future financing to maintain its fleet or the weighted average cost of capital assumptions may result in an impairment charge to earnings in future quarters. The Company will continue to closely monitor actual results versus its expectations as well as any significant changes in the Company's expected timing of emergence from bankruptcy, market events or conditions, including the impact of COVID-19 on the Company's business and the travel industry, and the resulting impact to its assumptions about future estimated cash flows and the weighted average cost of capital. If the Company's expectations of the operating results, both in magnitude or

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
timing, do not materialize, or if its weighted average cost of capital increases, the Company may be required to record goodwill and indefinite-lived intangible asset impairment charges, which could be material.

Note 6—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions):

Facility	Weighted-Average Interest Rate as of March 31, 2021	Fixed or Floating Interest Rate	Maturity	March 31, 2021	December 31, 2020
Non-Vehicle Debt
Senior Secured Superpriority Debtor-in-Possession Credit Agreement	8.25%	Floating	12/2021	$750	$250
Other Non-Vehicle Debt	8.25%	Fixed	Various	16	18
Unamortized Debt Issuance Costs and Net (Discount) Premium				(26)	(25)
Total Non-Vehicle Debt Not Subject to Compromise				740	243
Non-Vehicle Debt Subject to Compromise
Senior Term Loan	3.50%	Floating	6/2023	656	656
Senior RCF	3.38%	Floating	6/2021	615	615
Senior Notes(1)	6.11%	Fixed	10/2022-1/2028	2,700	2,700
Senior Second Priority Secured Notes	7.63%	Fixed	6/2022	350	350
Promissory Notes	7.00%	Fixed	1/2028	27	27
Alternative Letter of Credit Facility(2)	5.25%	Floating	11/2023	142	114
Senior RCF Letter of Credit Facility	5.50%	Floating	6/2021	34	17
Letter of Credit Facility	5.50%	Floating	6/2021	23	—
Unamortized Debt Issuance Costs and Net (Discount) Premium				(36)	(36)
Total Non-Vehicle Debt Subject to Compromise				4,511	4,443
Vehicle Debt
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(3)(4)	3.41%	Floating	3/2022	1,665	1,940
				1,665	1,940
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-3(4)	3.78%	Fixed	9/2020	144	163
HVF II Series 2016-2(4)	4.12%	Fixed	3/2021	232	263
HVF II Series 2016-4(4)	3.78%	Fixed	7/2021	165	187
HVF II Series 2017-1(4)	4.03%	Fixed	10/2020	176	199
HVF II Series 2017-2(4)	4.45%	Fixed	10/2022	145	164
HVF II Series 2018-1(4)	3.93%	Fixed	2/2023	414	468
HVF II Series 2018-2(4)	4.40%	Fixed	6/2021	84	94
HVF II Series 2018-3(4)	4.69%	Fixed	7/2023	84	95

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of March 31, 2021	Fixed or Floating Interest Rate	Maturity	March 31, 2021	December 31, 2020
HVF II Series 2019-1(4)	4.45%	Fixed	3/2022	292	330
HVF II Series 2019-2(4)	4.05%	Fixed	5/2024	313	354
HVF II Series 2019-3(4)	3.30%	Fixed	12/2024	311	352
				2,360	2,669
HVIF U.S. Fleet Medium Term Notes:
HVIF Series 2020-1	3.53%	Fixed	11/2021	881	—
				881	—
Vehicle Debt - Other
European Vehicle Notes(5)	5.07%	Fixed	10/2021-3/2023	853	888
European ABS(4)	1.60%	Floating	11/2021	212	263
Hertz Canadian Securitization(4)	2.44%	Floating	1/2023	95	53
Australian Securitization(4)	1.66%	Floating	6/2021	99	97
New Zealand RCF	2.95%	Floating	6/2021	31	35
U.K. Financing Facility	3.03%	Floating	4/2021-2/2024	91	105
Other Vehicle Debt	3.35%	Floating	4/2021-11/2024	53	37
				1,434	1,478
Unamortized Debt Issuance Costs and Net (Discount) Premium				(54)	(63)
Total Vehicle Debt Not Subject to Compromise				6,286	6,024
Total Debt Not Subject to Compromise				$7,026	$6,267

(1)References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below which are included in liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. Outstanding principal amounts for each such series of the Senior Notes is also specified below:

(In millions)	Outstanding Principal
Senior Notes	March 31, 2021	December 31, 2020
6.250% Senior Notes due October 2022	$500	$500
5.500% Senior Notes due October 2024	800	800
7.125% Senior Notes due August 2026	500	500
6.000% Senior Notes due January 2028	900	900
	$2,700	$2,700
(2)Includes default interest.
(3)Includes default interest which is comprised of an increase in the contractual spread.
(4)Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness originally expected the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full. While HVF II remains in an amortization event, as described below, the expected maturity will deviate from its stated, contractual maturity date during amortization as payoff is based on the sale of the underlying vehicles and the pro-rata application of those proceeds across all outstanding HVF II Series of Notes in accordance with their seniority. During the amortization event, the ultimate maturity of the notes will depend upon the length of time the underlying vehicle collateral is sold or the timing of the refinancing of the notes.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
(5)References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly-owned subsidiary of Hertz organized under the laws of the Netherlands, ("Hertz Netherlands") unsecured senior notes (converted from Euros to U.S. Dollars at a rate of 1.18 to 1 and 1.22 to 1 as of March 31, 2021 and December 31, 2020, respectively), set forth in the table below. Outstanding principal amounts for each such series of the European Vehicle Notes is also specified below:

(In millions)	Outstanding Principal
European Vehicle Notes	March 31, 2021	December 31, 2020
4.125% Senior Notes due October 2021	$265	$276
5.500% Senior Notes due March 2023	588	612
	$853	$888

Chapter 11

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the Company reclassified certain of its non-vehicle debt instruments, net of deferred financing costs, discounts and premiums, as applicable, to liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2021, and December 31, 2020. The Company has suspended accruing and paying interest and amortizing deferred financing costs, discounts and premiums, as applicable, on the Senior Notes, Promissory Notes and Alternative Letter of Credit Facility, as of the Petition Date. The Company is continuing to pay in cash an amount equal to the monthly interest at the non-default rate for the Senior Term Loan and Senior RCF (collectively, "the First Lien Facilities"), and has suspended amortizing the associated deferred financing costs, discounts and premiums for the First Lien Facilities, as applicable, as of the Petition Date. Additionally, the Company is continuing to pay half of the interest at the non-default rate for the Senior Second Priority Secured Notes with the remaining half paid in kind.

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ obligations under the Senior Term Loan, the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility. Additionally, the filing triggered defaults, termination events and/or amortization events under certain obligations of (i) Hertz International Limited, Hertz Netherlands and the direct and indirect subsidiary companies located outside of the United States and Canada (collectively the "International Subsidiaries") (some of which were waived or amended, subject to certain time limitations, and (ii) HVF, HVF II and certain other vehicle financing subsidiaries (collectively the "Non-Debtor Financing Subsidiaries").

As disclosed in Note 1, "Background," based on the Proposed Plan, the Disclosure Statement and commitments received by the Company in April 2021, all of which are subject to approval by the Bankruptcy Court and certain other conditions, events related to the Company's debt are as follows:

•Upon exit from Chapter 11, which is currently anticipated to occur in June 2021, the Debtors anticipate eliminating approximately $5.0 billion of existing debt and eliminating the €725 million European Vehicle Notes where the holders' guaranty claims against the Debtors' U.S. entities will be unimpaired as the balance of their debt is expected to be paid by the issuer, Hertz Holdings Netherlands BV.
•The Company anticipates obtaining a new secured rental car asset-backed credit facility (the “ABS Facility”) in an aggregate amount of $7.0 billion, comprised of a secured rental car asset-backed variable funding note in the aggregate amount of $3.0 billion and a secured rental car asset-backed bridge financing facility in an aggregate amount of up to $4.0 billion. Certain of the proceeds of the ABS Facility are expected to be used to repay outstanding vehicle financing facilities and to support the Company’s fleet financing needs for its U.S. rental car operations.
•The Company also anticipates obtaining new exit credit facilities (the "Exit Credit Facilities") in an aggregate amount of $2.8 billion comprised of a senior secured revolving credit facility in an aggregate committed amount of $1.5 billion plus a senior secured term loan facility in an aggregate principal amount of $1.3 billion. The Exit Credit Facilities will be secured by a first lien of substantially all assets owned as of the date of execution of the Exit Credit Facilities or acquired thereafter.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Non-Vehicle Debt

Senior Secured Superpriority Debtor-in-Possession Credit Agreement ("DIP Credit Agreement")

The DIP Facility matures on December 31, 2021 and has limited covenants and events of default, including one milestone requiring the filing of a plan of reorganization by August 1, 2021. On April 21, 2021, the Company received approval of its Proposed Plan and related Disclosure Statement, as further disclosed in Note 1, "Background."

Vehicle Debt

HVF II U.S. ABS Program

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

Vehicle Debt-Other

European Vehicle Notes

Hertz Netherlands and certain other international subsidiaries entered into a limited forbearance and lock-up agreement (the “Lock-up Agreement”), as extended, in respect of the European Vehicle Notes pursuant to which the majority noteholders agreed not to take action in respect of any default or event of default that could have resulted from the Chapter 11 Cases, in order to support a transaction set-forth in the Lock-up Agreement, and to be implemented by a scheme of arrangement (subject to conditions and approvals), subsequent to the waiver expiration on December 31, 2020. The transaction set out in the Lock-up Agreement was superseded by positive developments in the Chapter 11 Cases in April 2021 in which the Proposed Plan will both fully repay the European Vehicle Notes and also provide the necessary liquidity for the European business. On April 23, 2021, Hertz International Limited entered into a multi-draw term loan facility (the "HIL Credit Agreement") which provides an aggregate maximum principal of €250 million to meet the liquidity requirements of the European business. As a result, the Lock-Up Agreement has been terminated and the scheme arrangement has been cancelled.

European ABS

An amortization event, that would have arisen under the European ABS as a result of filing the Chapter 11 Cases, was waived in May 2020 (as amended from time to time) and, in April 2021, such waivers have been superseded by a comprehensive restructuring of the European ABS. The terms of the restructured European ABS provide for aggregate maximum borrowings of €450 million and extend the maturity to April 2022 and, in respect of the guarantees given by Hertz relating to these facilities, the terms of the restructuring also acknowledge that the Proposed Plan will provide for a complete release of any contingent claims.

Hertz Canadian Securitization

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

U.K. Financing Facility

Events of default that would have arisen under the U.K. Financing Facility as a result of filing the Chapter 11 Cases were waived in May 2020 (as amended from time to time), and, in April 2021, such waivers have been superseded by a comprehensive restructuring of the U.K. Financing Facility. The terms of the restructured U.K. Financing Facility provide for aggregate maximum borrowings of £100 million and extend the maturity to April 2022 and, in respect of the guarantees given by Hertz relating to these facilities, the terms of the restructuring also acknowledge that the Proposed Plan will provide for a complete release of any contingent claims.

Borrowing Capacity and Availability

Borrowing capacity and availability comes from the Company's revolving credit facilities. As a result of the filing of the Chapter 11 Cases, almost all of the Company's revolving credit facilities were terminated, as disclosed in the following table. The remaining revolving credit facilities are a combination of cash-flow-based revolving credit facilities and asset-based revolving credit facilities. Creditors under each such asset-backed securitization facility and asset-based revolving credit facility have a claim on a specific pool of assets as collateral. With respect to each such asset-backed securitization facility and asset-based revolving credit facility, the Company refers to the amount of debt it can borrow given a certain pool of assets as the borrowing base.

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

The following facilities were available to the Company as of March 31, 2021 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
Senior RCF(1)	$—	$—
Senior Secured Superpriority Debtor-in-Possession Credit Agreement	900	900
Letter of Credit Facility(1)	—	—
Alternative Letter of Credit Facility(1)	—	—
Total Non-Vehicle Debt	900	900
Vehicle Debt
HVF II U.S. Vehicle Variable Funding Notes(1)	—	—
HVIF Series 2020-1	3,119	35
European ABS	494	4
Hertz Canadian Securitization	183	—
Australian Securitization	62	4
U.K. Financing Facility	19	—
New Zealand RCF	21	—
Total Vehicle Debt	3,898	43
Total	$4,798	$943

(1)    As a result of the filing of the Chapter 11 Cases, there is no longer remaining capacity or availability under these facilities, as such unused commitments were terminated.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Letters of Credit

As of March 31, 2021, there were outstanding standby letters of credit totaling $688 million. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. Of this amount, $278 million were issued under the Letter of Credit Facility, $194 million were issued under the Senior RCF and $200 million were issued under the Alternative Letter of Credit Facility. As of March 31, 2021, $142 million, $34 million and $23 million of the issued letters of credit have been drawn upon under the Alternative Letter of Credit Facility, Senior RCF and Letter of Credit Facility, respectively, to primarily fund interest payments due under the HVF II Notes and concession payments. The draws remain unreimbursed by the Company, and, except as otherwise set forth in orders from the Bankruptcy Court, the interest on the Senior RCF and Letter of Credit Facility draws are being paid on a monthly basis at a non-default rate, and interest on the Alternative Letter of Credit Facility draws are not being paid or accrued.

Special Purpose Entities

Substantially all of the Company's revenue earning vehicles and certain related assets are owned by special purpose entities or are encumbered in favor of the lenders under the various credit facilities, other secured financings and asset-backed securities programs. None of the value of such assets (including the assets owned by Hertz Vehicle Financing II LP, HVF II GP Corp., Hertz Vehicle Interim Financing LLC, Hertz Vehicle Financing LLC, Rental Car Finance LLC and various international subsidiaries that facilitate the Company's international securitizations) will be available to satisfy the claims of unsecured creditors unless the secured creditors are paid in full.

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of March 31, 2021 and December 31, 2020, IFF No. 2 had total assets of $393 million and $464 million, respectively, primarily comprised of loans receivable, and total liabilities of $393 million and $464 million, respectively, primarily comprised of debt.

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

The DIP Credit Agreement requires a liquidity maintenance test of $275 million, as defined in the DIP Credit Agreement, as of each month end period. As of March 31, 2021, Hertz was in compliance with the liquidity maintenance test.

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

Prior to the Donlen Sale on March 30, 2021, as further disclosed in Note 3, "Divestitures," the Company had operating leases for fleets as part of its Donlen business which had lease periods that were typically for twelve months, after which the lease converted to a month-to-month lease, allowing the vehicle to be surrendered any time thereafter. These leases contained terminal rental adjustment clauses which were considered variable charges.

As a result of the continuing impact from COVID-19 as disclosed in Note 1, "Background," the Company received rent concessions in the form of abatements of fixed and variable rent payments for certain of its airport and off airport locations in the amount of approximately $100 million during the three months ended March 31, 2021, which substantially represents amounts previously due in the period between January 1, 2021 and March 31, 2021. The Company elected to apply the accounting relief provided by the FASB and elected to not evaluate whether the concession is a modification. The Company will account for the concession as if it were part of the existing contract.

In the first quarter of 2021, the Bankruptcy Court entered the Lease Rejection Orders which applied, in the aggregate, to 278 off airport and 26 airport locations in the Company's U.S. RAC segment.

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(In millions)	2021	2020
Operating lease income from vehicle rentals	$1,099	$1,637
Operating lease income from fleet leasing	149	169
Variable operating lease income	1	33
Revenue accounted for under Topic 842	1,249	1,839
Revenue accounted for under Topic 606	40	84
Total revenues	$1,289	$1,923

Note 8—Restructuring

Europe Restructuring

Due to the continued impact from COVID-19 as disclosed in Note 1, "Background," and recent reductions in European government support, the Company initiated a restructuring program in March 2021 in its International RAC segment, primarily Ireland, affecting 150 employees. The Company accrued charges of $7 million for termination benefits at March 31, 2021, which were recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for three months ended March 31, 2021. The program is expected to be completed within the next twelve months.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 9—Income Tax (Provision) Benefit

On March 27, 2020, the U.S. federal government passed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act contains many tax provisions including, but not limited to, accelerated alternative minimum tax ("AMT") refunds, payroll tax payment deferrals, employee retention credits, temporary enhanced net operating loss ("NOL") utilization rules and a temporary increase to the interest deduction limitation. The Company has considered the income tax provisions of the CARES Act in the tax benefit calculations for the three months ended March 31, 2021 and 2020 as well the amounts reported for income taxes on the unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The Company continues to monitor global legislation issued in response to COVID-19.

Hertz Global

The effective tax rate is 29% and 1% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate is impacted and differs from the U.S. federal statutory rate of 21% as a result of the level and mix of earnings among tax jurisdiction and valuation allowances in certain jurisdictions.

Hertz Global recorded a tax provision of $79 million for the three months ended March 31, 2021 compared to a tax benefit of $4 million for the three months ended March 31, 2020. The tax provision for the three months ended March 31, 2021 compared to the tax benefit for the 2020 period is primarily due to the gain on the Donlen Sale as disclosed in Note 3, "Divestitures."

Hertz

The effective tax rate is 29% and 1% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate is impacted and differs from the U.S. federal statutory rate of 21% as a result of the level and mix of earnings among tax jurisdiction and valuation allowances in certain jurisdictions.

Hertz recorded a tax provision of $79 million for the three months ended March 31, 2021 compared to a tax benefit of $3 million for the three months ended March 31, 2020. The tax benefit for the three months ended March 31, 2021 compared to the tax benefit for the 2020 period is primarily to the gain on the Donlen Sale as disclosed in Note 3, "Divestitures."

Note 10—Earnings (Loss) Per Share – Hertz Global

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Numerator:
Net income (loss) attributable to Hertz Global	$190	$(356)
Denominator:
Basic weighted-average shares outstanding	156	142
Dilutive stock options, RSUs and PSUs	1	—
Diluted weighted-average shares outstanding	157	142
Antidilutive stock options, RSUs, PSUs and PSAs	1	2
Earnings (loss) per share:
Basic earnings (loss) per share	$1.22	$(2.50)
Diluted earnings (loss) per share	$1.21	$(2.50)

Note 11—Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investments in equity securities that were measured at fair value on a recurring basis consisted of marketable securities which the Company divested of in the first quarter of 2020. See Note 3, "Divestitures," for further information.

Fair Value Disclosures

The fair value of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximates the carrying values because of the short-term nature of these instruments.

The Company’s cash equivalents and restricted cash equivalents primarily consist of investments in money market funds and bank money market and interest-bearing accounts. The Company determines the fair value of cash equivalents and restricted cash equivalents using a market approach based on quoted prices in active markets (i.e., Level 1 inputs).

The following table summarizes the ending balances of the Company's cash equivalents and restricted cash equivalents:

	March 31, 2021				December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,567	$—	$—	$1,567	$723	$—	$—	$723

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

	March 31, 2021		As of December 31, 2020
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt(1)	$5,313	$5,316	$4,747	$3,382
Vehicle Debt	6,340	6,254	6,087	6,021
Total	$11,653	$11,570	$10,834	$9,403

(1)Includes Non-Vehicle Debt included in liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. See Note 6, "Debt."

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Donlen Assets

At December 31, 2020 as a result of the then impending Donlen Sale, the associated assets and liabilities were classified as assets held for sale and liabilities held for sale, respectively, in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020 and were recorded at the lower of carrying value or fair value less any costs to sell. The Company completed the Donlen Sale in March 2021. See Note 3, "Divestitures," for additional information.

Note 12—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of March 31, 2021 and December 31, 2020, the Company's liability recorded for self-insured liabilities is $470 million and $488 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees and former employees and governmental investigations. The Company has summarized below the most significant legal proceeding to which the Company was a party during the period ending March 31, 2021 or the period after March 31, 2021, but before the filing of this Quarterly Report on Form 10-Q.

In re Hertz Global Holdings, Inc. Securities Litigation - In November 2013, a purported shareholder class action, Pedro Ramirez, Jr. v. Hertz Global Holdings, Inc., et al., was commenced in the U.S. District Court

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
for the District of New Jersey naming Old Hertz Holdings (as defined in the Company's 2020 Form 10-K) and certain of its officers as defendants and alleging violations of the federal securities laws. The complaint alleged that Old Hertz Holdings made material misrepresentations and/or omissions of material fact in certain of its public disclosures in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint sought an unspecified amount of monetary damages on behalf of the purported class and an award of costs and expenses, including counsel fees and expert fees. The complaint, as amended, was dismissed with prejudice on April 27, 2017 and on September 20, 2018, the Third Circuit affirmed the dismissal of the complaint with prejudice. On February 5, 2019, the plaintiffs filed a motion asking the federal district court to exercise its discretion and allow the plaintiffs to reinstate their claims to include additional allegations from the administrative order agreed to by the SEC and the Company in December 2018, which was supplemented by reference to the Company’s subsequently filed litigation against former executives (disclosed below). On September 30, 2019, the federal district court of New Jersey denied the plaintiffs’ motion for relief from the April 27, 2017 judgment and a related motion to allow the filing of a proposed fifth amended complaint. On October 30, 2019, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit. The parties fully briefed the appeal and oral argument had been scheduled for June 19, 2020. As a result of the Company's bankruptcy, the appeal was stayed as to the Company, but the plaintiffs advocated that the appeal could proceed against the individual defendants. On October 13, 2020, the Third Circuit affirmed the District Court’s dismissal of the plaintiffs’ motion for relief against the individual defendants since the motion was not timely filed and the appeal as to the Company remained stayed. In February 2021, the parties participated in a bankruptcy-related mediation process and arrived at a tentative settlement wherein the Company would pay a $250,000 cash settlement. In return, the plaintiffs would voluntarily dismiss all claims in the underlying action with prejudice and withdraw the plaintiffs’ Proofs of Claim with prejudice. On March 12, 2021, the Bankruptcy Court approved the tentative settlement and the terms of the settlement have now been fully implemented. This matter is now closed.

In addition to the matters described above, the Company maintains an internal compliance program through which it from time to time identifies other potential violations of laws and regulations applicable to the Company. When the Company identifies such matters, the Company conducts an internal investigation and otherwise cooperates with governmental authorities, as appropriate.

The Company has established reserves for matters where the Company believes that losses are probable and can be reasonably estimated. Other than the aggregate reserve established for claims for self-insured liabilities, none of those reserves are material. For matters, including the matter described above, where the Company has not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. These matters are subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in the U.S. District Court for the District of New Jersey against Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court in Florida against Scott Sider on March 28, 2019, all of whom were former executive officers of Old Hertz Holdings. The complaints predominantly allege breach of contract and seek repayment of incentive-based compensation received by the defendants in connection with restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The Company is also seeking recovery for the costs of the SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. The parties are currently involved in motion practice in the New Jersey action and discovery and depositions have commenced in the Florida action. In

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
October 2019, the Company entered into a confidential Settlement Agreement with Elyse Douglas. In September and October 2020, the judge in the New Jersey action entered orders requiring the parties and applicable insurers to attend and participate in mediation. The attorneys in the Florida action voluntarily agreed to participate in the same mediation which was held on November 30, 2020. The mediation was unsuccessful, but settlement discussions continued and, on April 14, 2021, the Bankruptcy Court approved a Settlement Agreement between the Company and Scott Sider. Depositions are continuing in the New Jersey action. Pursuant to the agreements governing the separation of Herc Holdings from Hertz Global that occurred on June 30, 2016, Herc Holdings is entitled to 15% of the net proceeds of any repayment or recovery.

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

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the full amount outstanding under the 2019 Master Loan was deemed uncollectible, resulting in a charge of $133 million during the second quarter of 2020. Additionally, the loan due to an affiliate, which represents a tax-related liability from Hertz to Hertz Holdings, in the amount of $65 million was classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheets of Hertz as of March 31, 2021 and December 31, 2020. See Note 15, "Liabilities Subject to Compromise."

On May 23, 2020, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $25 million with an expiration in May 2021 (the "New Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of March 31, 2021 and December 31, 2020, there was $1 million, respectively, outstanding under the New Loan.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
767 Auto Leasing LLC

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with the Icahn Group, a related party during the first quarter of 2020, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Hertz leases the vehicles purchased by 767 under the 767 Lease Agreement or from third parties, under a mutually developed fleet plan and Hertz manages, services, repairs, sells and maintains those leased vehicles on behalf of 767. Hertz currently rents the leased vehicles to drivers of transportation network companies ("TNC") from rental counters within locations leased or owned by affiliates of 767, including locations operated under a master lease agreement with The Pep Boys – Manny, Joe & Jack. The 767 Lease Agreement had an initial term, as extended, of approximately 22 months, and is subject to automatic six month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six month renewal.

767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp. ("AEPC"), an entity affiliated with Carl C. Icahn and his affiliates. During the three months ended March 31, 2021, 767 distributed $10 million to AEPC along with the return of certain vehicles, and there were no cash contributions from AEPC to 767. There were no cash distributions or contributions to or from AEPC during the three months ended March 31, 2020, except for certain services.

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

Note 14—Segment Information

The Company’s chief operating decision maker assesses performance and allocates resources based upon the financial information for the Company’s operating segments. The Company aggregates certain of its operating segments into its reportable segments. The Company has identified three reportable segments, which are organized based on the products and services provided by its operating segments and the geographic areas in which its operating segments conduct business, as follows:

•U.S. Rental Car ("U.S. RAC") – rental of vehicles (cars, crossovers, vans and light trucks), as well as sales of value-added services, in the U.S. and consists of the Company's U.S. operating segment;

•International Rental Car ("International RAC") – rental and leasing of vehicles (cars, vans, crossovers and light trucks), as well as sales of value-added services, internationally and consists of the Company's Europe and Other International operating segments, which are aggregated into a reportable segment based primarily upon similar economic characteristics, products and services, customers, delivery methods and general regulatory environments; and

•All Other Operations – primarily consists of the Company's Donlen vehicle leasing and fleet management business, which was sold on March 30, 2021, together with other business activities which represented less than 1% of revenues and expenses of the segment. See Note 3, "Divestitures," for further information. As a result of the Donlen Sale, the Company will be revising its reportable segments in the second quarter of 2021, and All Other Operations will no longer be a reportable segment.

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

	Three Months Ended March 31,
(In millions)	2021	2020
Revenues
U.S. Rental Car	$946	$1,381
International Rental Car	207	368
All Other Operations(1)	136	174
Total Hertz Global and Hertz	$1,289	$1,923
Depreciation of revenue earning vehicles and lease charges
U.S. Rental Car	$205	$463
International Rental Car	38	89
All Other Operations(1)(2)	—	125
Total Hertz Global and Hertz	$243	$677
Adjusted EBITDA
U.S. Rental Car	$24	$(199)
International Rental Car	(6)	(45)
All Other Operations(1)	13	24
Corporate	(29)	(23)
Total Hertz Global and Hertz	$2	$(243)

(1)    Substantially all of this reportable segment is comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures."
(2)    The decrease in depreciation of revenue earning vehicles and lease charges is due to the suspension of depreciation for the Donlen business while classified as held for sale, prior to closing on March 30, 2021 as disclosed in Note 3, "Divestitures."

(In millions)	March 31, 2021	December 31, 2020
Total assets
U.S. Rental Car	$11,509	$11,042
International Rental Car	2,940	2,956
All Other Operations(1)	1	1,818
Corporate	2,160	1,092
Total Hertz Global(2)	16,610	16,908
Corporate - Hertz(3)	(28)	(28)
Total Hertz(2)	$16,582	$16,880

(1) Substantially all of this reportable segment is comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures." At December 31, 2020, includes $1.8 billion of Donlen's assets which were classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.
(2)     The consolidated total assets of Hertz Global and Hertz as of March 31, 2021 and December 31, 2020 include total assets of VIEs of $513 million and $511 million, respectively, which can only be used to settle obligations of the VIEs. See "Special Purpose Entities" in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 13, "Related Party Transactions," for further information.
(3)    Excludes net proceeds of $28 million from an open market sale of Hertz Global common stock completed in June 2020, which is included in non-vehicle restricted cash in the accompanying unaudited condensed consolidated balance sheets at March 31, 2021 and December 31, 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:

Hertz Global

	Three Months Ended March 31,
(In millions)	2021	2020
Adjusted EBITDA:
U.S. Rental Car	$24	$(199)
International Rental Car	(6)	(45)
All Other Operations(1)	13	24
Total reportable segments	31	(220)
Corporate(2)	(29)	(23)
Total Hertz Global	2	(243)
Adjustments:
Non-vehicle depreciation and amortization	(54)	(53)
Non-vehicle debt interest, net	(44)	(57)
Vehicle debt-related charges(3)	(28)	(9)
Restructuring and restructuring related charges(4)	(12)	(7)
Information technology and finance transformation costs(5)	(6)	(17)
Reorganization items, net(6)	(42)	—
Pre-reorganization charges and non-debtor financing charges(7)	(23)	—
Gain from the Donlen Sale(8)	392	—
Other items(9)	83	25
Income (loss) before income taxes	$268	$(361)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

	Three Months Ended March 31,
(In millions)	2021	2020
Adjusted EBITDA:
U.S. Rental Car	$24	$(199)
International Rental Car	(6)	(45)
All Other Operations(1)	13	24
Total reportable segments	31	(220)
Corporate(2)	(29)	(23)
Total Hertz Global	2	(243)
Adjustments:
Non-vehicle depreciation and amortization	(54)	(53)
Non-vehicle debt interest, net	(44)	(55)
Vehicle debt-related charges(3)	(28)	(9)
Restructuring and restructuring related charges(4)	(12)	(7)
Information technology and finance transformation costs(5)	(6)	(17)
Reorganization items, net(6)	(42)	—
Pre-reorganization charges and non-debtor financing charges(7)	(23)	—
Gain from the Donlen Sale(8)	392	—
Other items(9)	83	25
Income (loss) before income taxes	$268	$(359)

(1)Substantially all of this reportable segment is comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures."
(2)Represents other reconciling items primarily consisting of general corporate expenses, non-vehicle interest expense, as well as other business activities.
(3)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(4)Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. See Note 8, "Restructuring," for further information. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives.
(5)Represents costs associated with the Company’s information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes.
(6)Represents charges incurred associated with the filing of the Chapter 11 Cases, as disclosed in Note 16, "Reorganization Items, Net."
(7)Represents charges incurred prior to the filing of the Chapter 11 Cases, as disclosed in Note 1, "Background," which are comprised of preparation charges for the reorganization, such as professional fees. Also, includes certain non-debtor financing and professional fee charges.
(8)Represents the net gain from the sale of the Company's Donlen business on March 30, 2021 as disclosed in Note 3, "Divestitures."
(9)Represents miscellaneous items, including non-cash stock-based compensation charges, and amounts attributable to noncontrolling interests. For the three months ended March 31, 2021, also includes $100 million associated with the suspension of depreciation for the Donlen business while classified as held for sale, partially offset by charges for a multiemployer pension plan withdrawal liability. For the three months ended March 31, 2020, also includes a $20 million gain on the sale of non-vehicle capital assets and $13 million in unrealized gains on derivative financial instruments.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 15—Liabilities Subject to Compromise

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 include amounts classified as liabilities subject to compromise, which represent Pre-petition liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors' current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments could be material and will be recorded in reorganization items, net in the accompanying unaudited condensed consolidated statement of operations.

The following table summarizes liabilities subject to compromise:

(In millions)	March 31, 2021	December 31, 2020
Accounts payable	$239	$267
Accrued liabilities(1)	139	166
Accrued taxes, net	16	19
Accrued interest on debt subject to compromise	73	70
Debt subject to compromise(2)	4,511	4,443
Liabilities subject to compromise - Hertz Global	$4,978	$4,965
Due from Affiliate - Hertz(3)	65	65
Liabilities subject to compromise - Hertz	$5,043	$5,030

(1)    Includes $24 million of U.S. pension benefit obligation reported as liabilities subject to compromise as of March 31, 2021 and December 31, 2020.
(2)    See Note 6, "Debt," for details of Pre-petition, non-vehicle debt reported as liabilities subject to compromise as of March 31, 2021 and December 31, 2020.
(3)    See Note 13, "Related Party Transactions," for details of a Pre-petition intercompany loan due to an affiliate reported as liabilities subject to compromise as of March 31, 2021 and December 31, 2020.

Note 16—Reorganization Items, Net

The Debtors have incurred and will continue to incur costs associated with the reorganization, including professional and consulting fees. Charges associated with the Chapter 11 Cases have been recorded as reorganization items, net in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

For the three months ended March 31, 2021, the Company incurred $42 million of charges primarily for professional fees totaling $57 million, partially offset by the write-off of certain Pre-petition claims and lease settlements totaling $15 million. Cash payments during the three months ended March 31, 2021 totaled $58 million. Additionally, $57 million and $7 million were recorded in accrued liabilities and accounts payable, respectively, in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2021. The Company incurred $175 million of charges during the year ended December 31, 2020 comprised primarily of professional fees, of which $102 million were paid as December 31, 2020 and $46 million and $19 million were recorded in accrued liabilities and accounts payable, respectively, in the accompanying unaudited condensed consolidated balance sheet.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Amounts reported for Hertz Global and Hertz are substantially the same, with the exception of that related to interest expense (income) and tax provision (benefit), as well as activity associated with the master loan agreement between Hertz and Hertz Global as disclosed in Note 13, "Related Party Transactions."
THE DEBTORS
CONDENSED COMBINED BALANCE SHEET
(in millions)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$534	$492
Restricted cash and cash equivalents	1,179	305
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1,713	797
Receivables, net	404	388
Due from non-debtor affiliates	51,607	51,638
Prepaid expenses and other assets	265	183
Revenue earning vehicles, net	5	37
Property and equipment, net	530	549
Operating lease right-of-use assets	1,353	1,424
Investment in subsidiaries, net	4,893	4,527
Intangible assets, net	2,966	2,988
Goodwill	488	488
Assets held for sale(1)	—	173
Total assets	$64,224	$63,192

LIABILITIES AND EQUITY
Accounts payable	$219	$200
Accrued liabilities	477	412
Accrued taxes, net	84	48
Debt	740	242
Operating lease liabilities	1,314	1,385
Self-insured liabilities	243	251
Deferred income taxes, net	1,208	887
Total liabilities not subject to compromise	4,285	3,425
Liabilities subject to compromise	59,674	59,637
Liabilities held for sale(1)	—	74
Total liabilities	63,959	63,136
Total equity attributable to the Debtors	265	56
Total liabilities and equity	$64,224	$63,192

(1)    At December 31, 2020, the assets and certain liabilities of the Company's Donlen business were classified as assets held for sale and liabilities held for sale, respectively. On March 30, 2021, the Company's Donlen business was sold as disclosed in Note 3, "Divestitures."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE DEBTORS
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions)

Three Months Ended March 31, 2021
Total revenues	$942
Expenses:
Direct vehicle and operating	687
Depreciation of revenue earning vehicles and lease charges	322
Selling, general and administrative	117
Interest (income) expense, net	34
Other (income) expense, net	18
Reorganization items, net	42
(Gain) from the sale of a business	(392)
Total expenses	828
Income (loss) before income taxes and equity in earnings (losses) of non-debtor entities	114
Income tax (provision) benefit	(335)
Equity in earnings (losses) of non-debtor entities	411
Net income (loss)	190
Total other comprehensive income (loss), net of tax	17
Comprehensive income (loss) attributable to the Debtors	$207

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

THE DEBTORS
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(in millions)

Three Months Ended March 31, 2021
Net cash provided by (used in) operating activities	$(53)
Cash flows from investing activities:
Revenue earning vehicles expenditures	(10)
Proceeds from disposal of revenue earning vehicles	(25)
Non-vehicle capital asset expenditures	(8)
Proceeds from non-vehicle capital assets disposed of	3
Proceeds from the sale of business, net of cash sold	818
Capital contributions to non-debtor entities	(411)
Return of capital from non-debtor entities	43
Net cash provided by (used in) investing activities	410
Cash flows from financing activities:
Proceeds from issuance of non-vehicle debt	560
Repayments of non-vehicle debt	(1)
Net cash provided by (used in) financing activities	559
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	916
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	797
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,713

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

This MD&A should be read in conjunction with the MD&A presented in our 2020 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

In this MD&A we refer to the following non-GAAP measure and key metrics:
•Adjusted Corporate EBITDA – important non-GAAP measure to management because it allows management to assess the operational performance of our business, exclusive of certain items, and allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows investors to assess our operational performance on the same basis that management uses internally. Adjusted EBITDA, the segment measure of profitability and accordingly a GAAP measure, is calculated exclusive of certain items which are largely consistent with those used in the calculation of Adjusted Corporate EBITDA.
•Depreciation Per Unit Per Month – important key metric to management and investors as depreciation of revenue earning vehicles and lease charges is one of our largest expenses for the vehicle rental business and is driven by the number of vehicles, expected residual values at the expected time of disposal and expected hold period of the vehicles. Depreciation Per Unit Per Month is reflective of how we are managing the costs of our vehicles and facilitates a comparison with other participants in the vehicle rental industry.
•Total Revenue Per Transaction Day ("Total RPD," also referred to as "pricing") – important key metric to management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and encompasses the elements in vehicle rental pricing that management has the ability to control.
•Total Revenue Per Unit Per Month ("Total RPU") – important key metric to management and investors as it provides a measure of revenue productivity relative to the total number of vehicles in our fleet whether owned or leased ("Average Vehicles" or "fleet capacity").

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•Transaction Days – important key metric to management and investors as it represents the number of revenue generating days ("volume"). It is used as a component to measure Total RPD and Vehicle Utilization. Transaction Days represent the total number of 24-hour periods, with any partial period counted as one Transaction Day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one Transaction Day in a 24-hour period.
•Vehicle Utilization – important key metric to management and investors because it is the measurement of the proportion of our vehicles that are being used to generate revenues relative to fleet capacity. Higher Vehicle Utilization means more vehicles are being utilized to generate revenues.

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

OUR COMPANY

Hertz Holdings was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns Hertz, Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. In addition to vehicle rental, we provide integrated vehicle leasing and fleet management solutions through our Donlen subsidiary, which was sold on March 30, 2021. We operate our vehicle rental business globally from company-owned, licensee and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Caribbean, the Middle East and New Zealand.

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Impact of COVID-19 on our Business

In March 2020, the World Health Organization declared COVID-19 a pandemic, affecting multiple global regions. The impact of this pandemic has been extensive in many aspects of society, which has resulted in significant disruptions to the global economy, as well as businesses around the world. In an effort to halt the spread of COVID-19, many governments around the world placed significant restrictions on travel, individuals voluntarily reduced their air and other travel in attempts to avoid the outbreak, and many businesses announced closures and imposed travel restrictions. There is continued uncertainty about the duration of the negative impact from COVID-19 and the length and scope of travel restrictions and business closures imposed by governments of impacted countries and voluntarily undertaken by private businesses.

Voluntary Petitions for Bankruptcy

On May 22, 2020, the Debtors filed Petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW). Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a website administered by Prime Clerk. The information on this website is not incorporated by reference and does not constitute part of this Quarterly Report on Form 10-Q.

The Debtors filed with the Bankruptcy Court a proposed Joint Chapter 11 Plan of Reorganization of the Debtors, dated as of March 1, 2021, and a related proposed Disclosure Statement. The Debtors subsequently filed with the Bankruptcy Court a proposed First Amended Joint Chapter 11 Plan of Reorganization of the Debtors and a related

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

proposed Disclosure Statement, in each case dated as of March 29, 2021; a proposed Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors and a related proposed Disclosure Statement, in each case dated as of April 3, 2021; a proposed Modified Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors and a related proposed Disclosure Statement, in each case dated as of April 10, 2021; a proposed Second Modified Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors and a related proposed Disclosure Statement, dated as of April 14, 2021 and April 15, 2021, respectively; a proposed Third Modified Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors and a related proposed Disclosure Statement, in each case dated as of April 16, 2021; and a proposed Fourth Modified Second Amended Joint Chapter 11 Plan of Reorganization of the Debtors and a related proposed Disclosure Statement, in each case dated as of April 21, 2021, which Disclosure Statement the Debtors further updated on April 21, 2021. On April 22, 2021, the Debtors filed the Proposed Plan and Disclosure Statement.

The Disclosure Statement describes, among other things, the events leading to the Chapter 11 Cases; the Debtors contemplated Restructuring; the proposed plan of reorganization; certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the solicitation of votes to approve the Proposed Plan from certain of the Debtors’ stakeholders; certain risk factors related to the Plan, certain tax considerations, and certain other aspects of the Restructuring. The Disclosure Statement and solicitation procedures with respect to the Proposed Plan was approved by the Bankruptcy Court at a hearing held on April 21, 2021 and an order to that effect was entered on April 22, 2021. The Proposed Plan is now subject to a vote by the Debtors' stakeholders and a subsequent confirmation hearing of the Bankruptcy Court, currently scheduled for June 10, 2021. In addition to approval by the Bankruptcy Court, consummation of the Proposed Plan remains subject to the satisfaction of other conditions.

Under the Proposed Plan, the Plan Sponsors have committed to provide equity capital to fund the Debtors' exit from Chapter 11 as reflected in Transaction Documents. Under the Proposed Plan, the Debtors anticipate exiting from Chapter 11 with approximately $2.2 billion of global liquidity (inclusive of capacity under the anticipated exit revolving credit facility) and only $1.3 billion in non-vehicle debt (exclusive of ABS facilities and a revolving credit facility).

The Proposed Plan is supported by the Supporting Noteholders, which comprise the vast majority of creditors in the largest class of claims that are voting on the Proposed Plan and the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases. As set forth in the Transaction Documents:

•the Proposed Plan will raise approximately $3.9 billion in cash proceeds, comprised of:
◦$565 million from the purchase of common stock in the reorganized entity by the Plan Sponsors;
◦$1.6 billion from the purchase of common stock pursuant to the rights offering contemplated by the Proposed Plan, which the Plan Sponsors have committed to ensure is fully funded pursuant to the terms of the EPCA;
◦$385 million from the purchase of preferred stock by plan sponsors Centerbridge Partners, L.P. and Warburg Pincus LLC; and
◦$1.3 billion in proceeds from our anticipated new exit term loan facility.
•Such cash proceeds will be used, in part, to provide the following distributions to our stakeholders pursuant to the terms of the Proposed Plan:
◦administrative priority and secured claims will be paid in cash in full;
◦the holders of our €725 million European Vehicle Notes will be paid in cash in full;
◦the holders of claims with respect to the unsecured Senior Notes and holders of claims with respect to the Alternative Letter of Credit Facility will receive approximately 48.2% of the equity in the reorganized entity and the right to purchase an additional $1.6 billion of equity in the reorganized entity;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

◦the holders of general unsecured claims will receive cash payments of not more than $550 million in the aggregate, which we estimate will provide a recovery of approximately 100 percent; and
◦our existing equity will be cancelled and existing equity holders will receive new six-year warrants to purchase, in the aggregate 4%, of the reorganized entity's common stock, subject to certain conditions, with an exercise price to be determined based on an equity value of the reorganized entity of $6.1 billion.

In light of continuing interest from the Alternative Sponsor Group, on April 28, 2021, the Bankruptcy Court entered the Bid Procedures Order, among other things, establishing bidding and auction procedures relating to the submission of alternative plan proposals.

On May 2, 2021, the Alternative Sponsor Group submitted the Alternative Plan Proposal.

On May 4, 2021, we determined that the Alternative Plan Proposal constitutes a “Superior Proposal” as that term is defined under the Debtors’ EPCA with the Plan Sponsors dated as of April 3, 2021 and approved by the Bankruptcy Court on April 22, 2021. Pursuant to the Bid Procedures Order, the Plan Sponsors will have until 5:00 p.m., Eastern Time, on May 7, 2021 to indicate if they intend to counter the Alternative Plan Proposal. If the Plan Sponsors determine to counter the Alternative Plan Proposal, an Auction will be conducted on May 10, 2021. A hearing before the Bankruptcy Court to approve the results of the Auction along with supplemental solicitation materials, if any, will be conducted on May 14, 2021.

This Quarterly Report on Form 10-Q is not a solicitation of votes to accept or reject the Proposed Plan. Information contained in the Proposed Plan and the Disclosure Statement is subject to change, whether as a result of additional amendments or supplements to the Proposed Plan or Disclosure Statement or otherwise. The documents and other information available via website or elsewhere are not part of this Quarterly Report on Form 10-Q and shall not be deemed incorporated herein.

Liquidity Considerations Following the Chapter 11 Filing

On January 20, 2021, the Bankruptcy Court authorized the Second Lease Order, which extended the forbearance period related to the Operating Lease to September 30, 2021, provided that the Debtors dispose of 121,510 lease vehicles, at least 113,381 of which will be non-program vehicles, and reach a minimum cumulative vehicle disposition proceeds of $2.0 billion by September 30, 2021. Additionally, the Second Lease Order directed the Debtors to (i) have no more than 157,262 lease vehicles by September 30, 2021 and (ii) make $756 million of base rent payments under the Operating Lease to the HVF trustee in the amount of nine equal monthly payments of $84 million commencing in January 2021 through September 2021. Of the 121,510 lease vehicles that the Debtors are obligated to dispose of, as of March 31, 2021 the Debtors have disposed approximately 14,000 lease vehicles, of which 9,000 were non-program vehicles. See the "Liquidity and Capital Resources" section of this MD&A for further information.

On January 27, 2021, Hertz subsidiary, TCL Funding Limited Partnership, entered into the Funding LP Series 2021-A Notes which provide for aggregate maximum borrowings of CAD$350 million on a revolving basis, subject to availability. The initial draw of CAD$120 million was used, in part, to pay the outstanding obligations under the Funding LP Series 2015-A Notes, including any unpaid default interest, as disclosed in Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the first quarter of 2021 an additional 278 off airport and 26 airport locations with unexpired leases were authorized by the Bankruptcy Court for rejection in our U.S. RAC segment, as further disclosed in Note 7, "Leases," in Part I, Item 1 of this Quarterly Report on Form 10-Q. These rejections did not materially change the minimum fixed obligations for operating leases as disclosed in Part II, Item 7, "Contractual Obligations" included in our 2020 Form 10-K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As a result of our actions to continue to eliminate costs in 2021, we (i) negotiated rent concessions in the form of abatements of fixed and variable rent payments for certain of our airport and off airport locations in the amount of approximately $100 million which substantially represents amounts previously due in the period between January 1, 2021 and March 31, 2021; (ii) initiated a restructuring program in our International RAC segment; and (iii) reduced our vehicle expenditures by $2.8 billion, or 65%, and reduced our capital expenditures by $50 million, or 85%, in the first quarter of 2021 compared to 2020. We continue to review our cost structure and fleet size to align with expected rental car volumes, including in response to potential increases in travel as indicated by traveler throughput increases beginning in March 2021, as measured by the U.S. Transportation Security Administration.

Our Business

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. In addition to vehicle rental, we provided integrated vehicle leasing and fleet management solutions through our Donlen business, which was sold on March 30, 2021. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions, including residual values. Our business requires significant expenditures for vehicles, and as such, we require substantial liquidity to finance such expenditures.
Our strategy includes optimization of our vehicle rental operations, disciplined performance management and evaluation of all locations and the pursuit of same-store sales growth.

Our total revenues are primarily derived from rental and related charges and consist of:

•Worldwide vehicle rental revenues – revenues from all company-operated vehicle rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and revenues associated with value-added services, including the sale of loss or collision damage waivers, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and other products and fees. Also included are ancillary revenues associated with retail vehicle sales and certain royalty fees from our franchisees (such fees are less than 2% of total revenues each period); and
•All other operations revenues – revenues from vehicle leasing and fleet management services by our Donlen business, which was sold on March 30, 2021, and other business activities.

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
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our Business Segments

We have identified three reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:

•U.S. RAC – Rental of vehicles, as well as sales of value-added services, in the U.S.;
•International RAC – Rental and leasing of vehicles, as well as sales of value-added services, internationally; and
•All Other Operations – Comprised primarily of our Donlen business, which provides vehicle leasing and fleet management services, and other business activities. Substantially all of the assets and liabilities of our Donlen business were classified as held for sale in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020, and were sold on March 30, 2021 as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to the above reportable segments, we have corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

Seasonality

Our vehicle rental operations are a seasonal business, with decreased levels of business in the winter months and heightened activity during the spring and summer months ("our peak season") for the majority of countries where we generate our revenues. To accommodate increased demand, we typically increase our available fleet and staff during the second and third quarters of the year. However, as a result of the Second Lease Order, the Debtors are to dispose of 121,510 lease vehicles, at least 113,381 of which will be non-program vehicles, and reach a minimum cumulative vehicle disposition proceeds of $2.0 billion by September 30, 2021. Additionally, the Second Lease Order directed the Debtors to (i) have no more than 157,262 lease vehicles by September 30, 2021. The continuing semiconductor microchip manufacturing shortage may delay or impact our ability to obtain a sufficient supply of new vehicles to align with rental demands through the first quarter of 2022. This shortage may result in increased vehicle acquisition costs. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including utilization initiatives and the use of our information technology systems, to help manage our variable costs. We also maintain a flexible workforce, with a significant number of part-time and seasonal workers. Certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand. During the first quarter of 2021, 278 off airport and 26 airport locations with unexpired leases were authorized by the Bankruptcy Court for rejection in our U.S. RAC segment.

Three Months Ended March 31, 2021 Operating Overview

The global COVID-19 pandemic continued to negatively affect airline travel during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. As a large portion of our business is generated at airport locations, disruptions in airline travel has continued to adversely impact our results of operations. However, U.S. airline travel saw traveler throughput increase, as measured by the U.S. Transportation Security Administration, beginning in March 2021 which generated increased demand for rental vehicles and improved pricing across the industry. This increase in travel demand appears to be accelerating into the second quarter as reflected in Total RPD and Transaction Days. Consequently, we expect increased demand and improved pricing to continue in the second quarter of 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following charts provide several key factors influencing our results for the three months ended March 31, 2021 and 2020.

(1)    Includes impact of foreign currency exchange at average rates ("fx").
(2)    Results shown are in constant currency as of December 31, 2020.
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

Critical Accounting Estimates

The continued impacts from COVID-19 could have a material impact to certain critical accounting estimates, and as a result, may have an adverse impact on our future operating results.

Revenue Earning Vehicles

Our principal assets are revenue earning vehicles, which represent approximately 48% of our total assets as of March 31, 2021. As a result of the Chapter 11 Cases, the Bankruptcy Court may issue additional orders directing us to dispose of vehicles sooner than anticipated. Changes in any or all of these variables could cause a material change in our estimates regarding depreciation expense.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recoverability of Goodwill and Indefinite-lived Intangible Assets

As of March 31, 2021, we quantitatively tested the recoverability of our goodwill and indefinite-lived intangible assets in our International RAC segment due to continued adverse impacts from COVID-19 and a reduction in our cash flow projections. The quantitative fair value test utilized our most recent cash flow projections, including a range of potential outcomes, along with a long-term growth rate of 1% and a range of discount rates between 13% and 15%. Based on the quantitative tests, no impairments were recorded in the first quarter of 2021. However, the fair value of certain tradenames, which are indefinite-lived intangible assets, were in excess by 6% of the carrying value of $540 million. As a result of the foregoing considerations, along with the consideration of other indicators noted in ASC 350, we concluded there were no indicators of impairment triggered for our U.S. RAC segment in the first quarter of 2021.

Further deterioration in the general economic conditions in the travel industry, our cash flows and our ability to obtain future financing to maintain our fleet or the weighted average cost of capital assumptions may result in an impairment charge to earnings in future quarters. We will continue to closely monitor actual results versus our expectations as well as any significant changes in our expected timing of emergence from bankruptcy, market events or conditions, including the impact of COVID-19 on our business and the travel industry, and the resulting impact to our assumptions about future estimated cash flows and the weighted average cost of capital. If our expectations of our operating results, both in magnitude or timing, do not materialize, or if our weighted average cost of capital increases, we may be required to record goodwill and indefinite-lived intangible asset impairment charges, which could be material.

Subrogation Receivables

The continued impact of COVID-19 could result in a deterioration of the credit worthiness of our customers and third-parties regarding our subrogation receivables, and as a result we could incur material write-offs or a reduction in future collections.

Tax

We may record additional valuation allowances on our deferred tax assets. Further, in some jurisdictions, we may incur additional cash taxes due to changes in fleet acquisitions and dispositions and limitations on utilization of net operating losses.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ In millions)	2021	2020
Total revenues	$1,289	$1,923	(33)%
Direct vehicle and operating expenses	827	1,241	(33)
Depreciation of revenue earning vehicles and lease charges	243	677	(64)
Selling, general and administrative expenses	156	208	(25)
Interest expense, net:
Vehicle	104	118	(12)
Non-vehicle	44	55	(20)
Interest expense, net	148	173	(14)
Other (income) expense, net	(3)	(17)	(84)
Reorganization items, net	42	—	NM
(Gain) from the sale of a business	(392)	—	NM
Income (loss) before income taxes	268	(359)	NM
Income tax (provision) benefit	(79)	3	NM
Net income (loss)	189	(356)	NM
Net (income) loss attributable to noncontrolling interests	1	1	(5)
Net income (loss) attributable to Hertz	$190	$(355)	NM
Adjusted Corporate EBITDA(a)	$2	$(243)	NM
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Total revenues decreased $634 million in the first quarter of 2021 compared to 2020 resulting from the continued impact of COVID-19, where there was a decrease of $435 million and $161 million in our U.S. RAC and International RAC segments, respectively. U.S. RAC revenues decreased due primarily to lower volume, partially offset by higher pricing. Excluding a $19 million fx impact, revenues for our International RAC segment decreased $180 million due to lower volume and pricing.

DOE decreased $414 million in the first quarter of 2021 compared to 2020 due primarily to a decrease of $299 million and $124 million in our U.S. RAC and International RAC segments, respectively. DOE in our U.S. RAC segment decreased due primarily to lower personnel costs, lower volume driven by the impact from COVID-19 on total revenues described above and a reduction in fixed costs. Excluding a $14 million fx impact, DOE in our International RAC segment decreased $138 million due primarily to lower volume driven by the impact from COVID-19 on total revenues described above and lower personnel costs.

Depreciation of revenue earning vehicles and lease charges decreased $434 million in the first quarter of 2021 compared to 2020 due primarily to a decrease of $258 million, $125 million and $51 million in our U.S. RAC, All Other Operations and International RAC segments, respectively. The decrease in our U.S. RAC segment is due primarily to strength in residual values and a reduction in fleet size in response to the Chapter 11 Cases. The decrease in our All Other Operations is due to the suspension of depreciation for the Donlen business while classified as held for sale. Excluding a $3 million fx impact, depreciation in our International RAC segment decreased $54 million due primarily to reduced fleet size and strength in residual values.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A decreased $52 million in the first quarter of 2021 compared to 2020 due primarily to lower marketing costs in our U.S. and International RAC segments, lower personnel costs in our U.S. RAC segment and lower facility costs in our International RAC segment.

Vehicle interest expense, net decreased $14 million in the first quarter of 2021 compared to 2020 due primarily to lower debt levels primarily in our U.S. RAC segment.

Non-vehicle interest expense, net decreased $11 million in the first quarter of 2021 compared to 2020 due primarily to interest on certain non-vehicle debt being suspended as a result of filing the Chapter 11 Cases.

We had other income of $3 million for the first quarter of 2021 compared to other income of $17 million in the first quarter of 2020 which was primarily comprised of a $20 million gain due to additional cash received from the sale of non-vehicle capital assets, which was completed in the fourth quarter of 2019.

We incurred $42 million of net reorganization charges in the first quarter of 2021 in our corporate operations primarily for professional fees totaling $57 million, partially offset by the write-off of certain Pre-petition claims and lease settlements totaling $15 million, associated with the Chapter 11 Cases.

We recognized a pre-tax gain of $392 million from the sale of our Donlen business which was completed on March 30, 2021.

The effective tax rate was 29% and 1% in the first quarter of 2021 and 2020, respectively, and we recorded a tax provision of $79 million and a tax benefit of $3 million in the first quarter of 2021 and 2020, respectively. The effective income tax rate and related tax provision in 2021 compared to the tax benefit in 2020 were primarily due to the gain on the Donlen Sale.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had $2 million of interest expense, net, for the first quarter of 2020 that was incremental to the amounts shown for Hertz. This amount represents interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations, but this amount is eliminated in consolidation for purposes of presenting Hertz Global. For the first quarter of 2020, Hertz Global had $1 million of income tax benefit that was incremental to the amount shown for Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

U.S. Rental Car

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ In millions, except as noted)	2021	2020
Total revenues	$946	$1,381	(32)%
Depreciation of revenue earning vehicles and lease charges	$205	$463	(56)
Direct vehicle and operating expenses	$670	$969	(31)
Direct vehicle and operating expenses as a percentage of total revenues	71%	70%
Selling, general and administrative expenses	$51	$115	(56)
Selling, general and administrative expenses as a percentage of total revenues	5%	8%
Vehicle interest expense	$71	$86	(18)
Adjusted EBITDA	$24	$(199)	NM
Transaction Days (in thousands)(b)	19,776	31,564	(37)
Average Vehicles (in whole units)(c)	292,154	518,580	(44)
Vehicle Utilization(c)	75%	67%
Total RPD (in whole dollars)(d)	$47.63	$42.74	11
Total RPU Per Month (in whole dollars)(e)	$1,075	$867	24
Depreciation Per Unit Per Month (in whole dollars)(f)	$234	$298	(21)
Percentage of program vehicles as of period end	1%	9%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Total U.S. RAC revenues decreased $435 million in the first quarter of 2021 compared to 2020 due primarily to lower volume, partially offset by higher pricing. The 37% decrease in Transaction Days was driven by the impact from COVID-19 with volume declines in leisure and most business categories. There was an 11% increase in Total RPD partially offsetting declines in volume due primarily to stronger pricing in leisure and most business categories resulting from lower fleet levels in order to meet the increasing demand from travel commencing in the middle of the first quarter 2021. Off airport revenues comprised 37% of total revenues for the segment in the first quarter of 2021 as compared to 35% in the first quarter of 2020, due primarily to customer demand changes associated with COVID-19.

Depreciation of revenue earning vehicles and lease charges for U.S. RAC decreased $258 million in the first quarter of 2021 compared to 2020. Average Vehicles decreased 44% due in part to a reduction in fleet size due to the Chapter 11 Cases. Depreciation Per Unit Per Month decreased to $234 in the first quarter of 2021 compared to $298 in the first quarter of 2020 due primarily to strength in residual values.

DOE for U.S. RAC decreased $299 million in the first quarter of 2021 compared to 2020 due primarily to lower volume driven by the impact from COVID-19 discussed above, lower personnel costs due to cost-reduction initiatives and lower facility costs due primarily to rent abatements and the consolidation of our off airport locations. This was partially offset by increased per vehicle maintenance and other vehicle related costs due to an aging fleet, as well as rising labor costs both of which we expect to continue throughout 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A for U.S. RAC decreased $64 million in the first quarter of 2021 compared to 2020 due primarily to lower marketing and personnel costs due to cost-reduction initiatives.

Vehicle interest expense for U.S. RAC decreased $15 million in the first quarter of 2021 compared to 2020 due primarily to vehicle dispositions and lower debt levels resulting from the decline in travel due to COVID-19.

International Rental Car

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2021	2020
Total revenues	$207	$368	(44)%
Depreciation of revenue earning vehicles and lease charges	$38	$89	(58)
Direct vehicle and operating expenses	$141	$265	(47)
Direct vehicle and operating expenses as a percentage of total revenues	68%	72%
Selling, general and administrative expenses	$36	$48	(24)
Selling, general and administrative expenses as a percentage of total revenues	17%	13%
Vehicle interest expense	$21	$21	(1)
Adjusted EBITDA	$(6)	$(45)	(86)
Transaction Days (in thousands)(b)	4,872	8,863	(45)
Average Vehicles (in whole units)(c)	75,446	147,987	(49)
Vehicle Utilization(c)	72%	66%
Total RPD (in whole dollars)(d)	$42.49	$45.57	(7)
Total RPU Per Month (in whole dollars)(e)	$915	$910	1
Depreciation Per Unit Per Month (in whole dollars)(f)	$168	$220	(24)
Percentage of program vehicles as of period end	26%	37%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Total revenues for International RAC decreased $161 million in the first quarter of 2021 compared to 2020 due to lower volume and pricing. Excluding a $19 million fx impact, revenues decreased $180 million due to lower volume and pricing across all leisure and most business categories driven by the continued impact of COVID-19, partially offset by higher pricing in Australia.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $51 million in the first quarter of 2021 compared to 2020. Excluding a $3 million fx impact, depreciation decreased $54 million. Average Vehicles for International RAC decreased 49% due to downsizing the fleet as a result of COVID-19. Depreciation Per Unit Per Month for International RAC decreased to $168 for the first quarter of 2021 compared to $220 in 2020 due to the strength in residual values.

DOE for International RAC decreased $124 million in the first quarter of 2021 compared to 2020. Excluding a $14 million fx impact, DOE decreased $138 million due primarily to lower volume driven by the impact from COVID-19 on total revenues described above and lower personnel costs due to employee furloughs and associated government support across Europe related to COVID-19.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A for International RAC decreased $11 million in the first quarter of 2021 compared to 2020. Excluding a $4 million fx impact, SG&A decreased $15 million due primarily to lower facility and marketing costs resulting from cost-reduction initiatives.

All Other Operations

The All Other Operations segment is primarily comprised of our Donlen business which was sold on March 30, 2021. See Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of operations for this segment are as follows:

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2021	2020
Total revenues	$136	$174	(22)%
Depreciation of revenue earning vehicles and lease charges	$—	$125	NM
Direct vehicle and operating expenses	$7	$7	3
Selling, general and administrative expenses	$10	$(4)	NM
Vehicle interest expense	$12	$11	13
Adjusted EBITDA	$13	$24	(46)
Average Vehicles - Donlen	182,362	201,364	(9)
NM - Not meaningful

Donlen's revenues and Adjusted EBITDA were unfavorable in the first quarter of 2021 compared to 2020 primarily due to lower leasing volume from the impact of COVID-19. The decrease in depreciation of revenue earning vehicles and leasing charges is due to the suspension of depreciation for the Donlen business while classified as held for sale.

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)Adjusted Corporate EBITDA is calculated as net income (loss) attributable to Hertz or Hertz Global, adjusted for income taxes, non-vehicle depreciation and amortization, non-vehicle debt interest, net, vehicle debt-related charges, restructuring and restructuring related charges, information technology and finance transformation costs, reorganization items, net, pre-reorganization items and non-debtor financing charges, gain from the sale of a business and certain other miscellaneous items. When evaluating our operating performance, investors should not consider Adjusted Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance determined in accordance with U.S. GAAP. The reconciliations to the most comparable consolidated U.S. GAAP measure are presented below:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz

	Three Months Ended March 31,
(In millions)	2021	2020
Net income (loss) attributable to Hertz	$190	$(355)
Adjustments:
Income tax provision (benefit)	79	(3)
Non-vehicle depreciation and amortization	54	53
Non-vehicle debt interest, net	44	55
Vehicle debt-related charges(1)	28	9
Restructuring and restructuring related charges(2)	12	7
Information technology and finance transformation costs(3)	6	17
Reorganization items, net(4)	42	—
Pre-reorganization and non-debtor financing charges(5)	23	—
Gain from the Donlen Sale(6)	(392)	—
Other items(7)	(84)	(26)
Adjusted Corporate EBITDA	$2	$(243)

Hertz Global

	Three Months Ended March 31,
(In millions)	2021	2020
Net income (loss) attributable to Hertz Global	$190	$(356)
Adjustments:
Income tax provision (benefit)	79	(4)
Non-vehicle depreciation and amortization	54	53
Non-vehicle debt interest, net	44	57
Vehicle debt-related charges(1)	28	9
Restructuring and restructuring related charges(2)	12	7
Information technology and finance transformation costs(3)	6	17
Reorganization items, net(4)	42	—
Pre-reorganization and non-debtor financing charges(5)	23	—
Gain from the Donlen Sale(6)	(392)	—
Other items(7)	(84)	(26)
Adjusted Corporate EBITDA	$2	$(243)

(1)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(2)Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. See Note 8, "Restructuring," in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives.
(3)Represents costs associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize our systems and processes.
(4)Represents charges incurred associated with the filing of the Chapter 11 Cases, as described in Note 16, "Reorganization Items, Net," in Part I, Item 1 of this Quarterly Report on Form 10-Q, including professional fees.
(5)Represents charges incurred prior to the filing of the Chapter 11 Cases, as disclosed in Note 1, "Background," in Part I, Item 1 of this Quarterly Report on Form 10-Q, which are comprised of preparation charges for the reorganization, such as professional fees. Also, includes certain non-debtor financing and professional fee charges.
(6)Represents the gain from the sale of our Donlen business on March 30, 2021 as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(7)Represents miscellaneous items, including non-cash stock-based compensation charges. In 2021, also includes $100 million due to the suspension of depreciation for the Donlen business while classified as held for sale, partially offset by charges for a multiemployer pension plan withdrawal liability. In 2020, also includes a $20 million gain on the sale of non-vehicle capital assets and $13 million in unrealized gains on derivative financial instruments.

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

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
	2021	2020	2021	2020
Transaction Days (in thousands)	19,776	31,564	4,872	8,863
Average Vehicles (in whole units)	292,154	518,580	75,446	147,987
Number of days in period (in whole units)	90	91	90	91
Available Car Days (in thousands)	26,294	47,191	6,790	13,467
Vehicle Utilization	75%	67%	72%	66%

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

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2021	2020	2021	2020
Total revenues	$946	$1,381	$207	$368
Ancillary retail vehicle sales revenues	(4)	(32)	—	—
Foreign currency adjustment(1)	—	—	—	36
Total Rental Revenues	$942	$1,349	$207	$404
Transaction Days (in thousands)	19,776	31,564	4,872	8,863
Total RPD (in whole dollars)	$47.63	$42.74	$42.49	$45.57

(1)Based on December 31, 2020 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Rental Revenues divided by the Average Vehicles in each period and then divided by the number of months in the period reported. The calculation of Total RPU Per Month is shown below:

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2021	2020	2021	2020
Total Rental Revenues	$942	$1,349	$207	$404
Average Vehicles (in whole units)	292,154	518,580	75,446	147,987
Total revenue per unit (in whole dollars)	$3,224	$2,601	$2,744	$2,730
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,075	$867	$915	$910

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

	U.S. Rental Car		International Rental Car
	Three Months Ended March 31,
($ in millions, except as noted)	2021	2020	2021	2020
Depreciation of revenue earning vehicles and lease charges	$205	$463	$38	$89
Foreign currency adjustment(1)	—	—	—	9
Adjusted depreciation of revenue earning vehicles and lease charges	$205	$463	$38	$98
Average Vehicles (in whole units)	292,154	518,580	75,446	147,987
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$702	$893	$504	$662
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$234	$298	$168	$220

(1)Based on December 31, 2020 foreign currency exchange rates for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by financing arrangements maintained by us in the U.S. and internationally.

As of March 31, 2021, we had $1.1 billion of unrestricted cash and unrestricted cash equivalents and $1.3 billion of restricted cash and restricted cash equivalents. As of March 31, 2021, $390 million of unrestricted cash and unrestricted cash equivalents and $68 million of restricted cash and restricted cash equivalents were held by our subsidiaries outside of the U.S. As a result of COVID-19, we no longer assert permanent reinvestment with respect to our non-U.S. earnings, and if not in the form of loan repayments or subject to favorable tax treaties, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional cash taxes.

Voluntary Petitions for Bankruptcy
The COVID-19 pandemic spread across the globe, resulting in global economic slowdown and disruptions of travel and other industries, many of which negatively impacted our business and industry. In addition, COVID-19 resulted in our employees, contractors, suppliers, customers and other business partners being prevented from conducting normal business activities temporarily or for an indefinite period of time. This was largely caused by shutdowns that were initially requested or mandated by governmental authorities. Additionally, individuals voluntarily reduced travel in attempts to avoid the outbreak. In response, we began aggressive actions to eliminate costs. However, we faced significant ongoing expenses.

On May 22, 2020, the Debtors filed Petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered for procedural purposes only under the caption In re: The Hertz Corporation, et al., Case No. 20-11218 (MFW). Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a website administered by Prime Clerk, a third party bankruptcy claims and noticing agent. The information on this website is not incorporated by reference and does not constitute part of this Quarterly Report on Form 10-Q.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Borrowing Capacity and Availability

The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of our existing debt obligations. As a result of the filing of the Chapter 11 Cases, the remaining capacity under all of our revolving credit facilities was terminated, as disclosed in Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q. Consequently, the sales proceeds from vehicles which serve as collateral for such vehicle finance facilities must be applied to the payment of the related indebtedness of the Non-Debtor Financing Subsidiaries and are not otherwise available to fund our operations. Additionally, we are precluded from accessing any of our subordinated investment in the vehicle collateral until the related defaults are waived or the third-party funding under those facilities has been retired, either through the monetization of the underlying collateral or the refinancing of the related indebtedness. Proceeds from vehicle receivables, excluding manufacturer rebates, as of March 31, 2021 and ongoing vehicle sales must be applied to vehicle debt in amortization.

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

On January 27, 2021, Hertz subsidiary, TCL Funding Limited Partnership, entered into the Funding LP Series 2021-A Notes which provide for aggregate maximum borrowings of CAD$350 million on a revolving basis, subject to availability. The initial draw of CAD$120 million was used, in part, to pay the outstanding obligations under the Funding LP Series 2015-A Notes, including any unpaid default interest, as disclosed in Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As disclosed in Note 1, "Background," in Part I, Item 1 of this Quarterly Report on Form 10-Q, on April 21, 2021, the Bankruptcy Court approved the Debtors' Proposed Plan and Disclosure Statement, and as set forth in the associated Transaction Documents, events related to our debt are as follows. See Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

•Upon exit from Chapter 11, which is currently anticipated to occur in June 2021, the Debtors anticipate eliminating approximately $5.0 billion of existing debt and eliminating the €725 million European Vehicle Notes where the holders' guaranty claims against the Debtors' U.S. entities will be unimpaired as the balance of their debt is expected to be paid by the issuer, Hertz Holdings Netherlands BV.
•We anticipate obtaining a new ABS Facility in an aggregate amount of $7.0 billion, comprised of a secured rental car asset-backed variable funding note in the aggregate amount of $3.0 billion and a secured rental car asset-backed bridge financing facility in an aggregate amount of up to $4.0 billion. Certain of the proceeds of the ABS Facility are expected to be used to repay outstanding vehicle financing facilities and to support our fleet financing needs for our U.S. rental car operations.
•We also anticipate obtaining Exit Credit Facilities in an aggregate amount of $2.8 billion comprised of a senior secured revolving credit facility in an aggregate committed amount of $1.5 billion plus a senior secured term loan facility in an aggregate principal amount of $1.3 billion. The Exit Credit Facilities will be secured by a first lien of substantially all assets owned as of the date of execution of the Exit Credit Facilities or acquired thereafter.

During the first quarter of 2021, 278 off airport and 26 airport locations with unexpired leases were authorized by the Bankruptcy Court for rejection in our U.S. RAC segment. These rejections did not materially change the minimum fixed obligations for operating leases as disclosed in Part II, Item 7, "Contractual Obligations," included in our 2020 Form 10-K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On April 23, 2021, Hertz International Limited entered into the HIL Credit Agreement which provides an aggregate maximum principal of €250 million to meet the liquidity requirements of our European business, as disclosed in Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We had waivers related to the filing of the Chapter 11 Cases under our European ABS and U.K. Financing Facility which, in April 2021, have been superseded by a comprehensive restructuring of each the European ABS and U.K. Financing Facility, as disclosed in Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our inability to retain any proceeds from the sale of vehicles under our U.S. ABS programs means that our sources of liquidity are primarily our unrestricted cash and unrestricted cash equivalents on hand, cash generated from our operations and up to $800 million from our DIP Credit Agreement. As of March 31, 2021, we had total liquidity of $1.7 billion comprised of $900 million of remaining, committed availability under the DIP Credit Agreement and $812 million of unrestricted cash and unrestricted cash equivalents, net of the $275 million minimum liquidity requirement under the DIP Credit Agreement, which we believe will be sufficient to fund our operations through approximately March 31, 2022, assuming we do not experience any unforeseen liquidity needs before then, which could result in the utilization of the liquidity in advance of March 31, 2022.

Cash Flows - Hertz

As of March 31, 2021 and December 31, 2020, Hertz had unrestricted cash and unrestricted cash equivalents of $1.1 billion and $1.1 billion, respectively, and restricted cash and restricted cash equivalents of $1.3 billion and $383 million, respectively. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2021	2020	$ Change
Cash provided by (used in):
Operating activities	$200	$450	$(250)
Investing activities	(18)	(2,097)	2,079
Financing activities	692	1,700	(1,008)
Effect of exchange rate changes	(12)	(4)	(8)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$862	$49	$813

During the three months ended March 31, 2021, cash flows from operating activities decreased by $250 million period over period primarily due to the $190 million change in net income (loss) attributable to Hertz, adjusted for non-cash and non-operating items. Cash flows from working capital accounts decreased by $60 million due primarily to $58 million cash paid for reorganization items in 2021 with no comparable in the 2020 period.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the three months ended March 31, 2021, there was a $2.1 billion decrease in the use of cash for investing activities period over period due primarily to a $1.3 billion net reduction in cash outflows for revenue earning vehicles as we reduced our vehicle purchases due to the Chapter 11 Cases and $818 million net proceeds received from the Donlen Sale.

Net financing cash inflows were $692 million in the three months ended March 31, 2021 compared to cash inflows of $1.7 billion in the first three months of 2020 due primarily to a $973 million net reduction in vehicle debt borrowings in the 2021 period compared to 2020 period as we reduced our vehicle purchases due to the Chapter 11 Cases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz Global

As of March 31, 2021 and December 31, 2020, Hertz Global had unrestricted cash and unrestricted cash equivalents of $1.1 billion and $1.1 billion, respectively, and restricted cash and restricted cash equivalents of $1.4 billion and $411 million, respectively. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2021	2020	$ Change
Cash provided by (used in):
Operating activities	$200	$449	$(249)
Investing activities	(18)	(2,097)	2,079
Financing activities	692	1,701	(1,009)
Effect of exchange rate changes	(12)	(4)	(8)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$862	$49	$813

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those discussed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global.

Financing

Substantially all of our revenue earning vehicles and certain related assets are owned by special purpose entities or are encumbered in favor of our lenders under our various credit facilities, other secured financings and asset-backed securities programs. None of the value of such assets (including the assets owned by Hertz Vehicle Financing II LP, HVF II GP Corp., Hertz Vehicle Interim Financing LLC, Hertz Vehicle Financing LLC, Rental Car Finance LLC and various international subsidiaries that facilitate our international securitizations) will be available to satisfy the claims of unsecured creditors unless the secured creditors are paid in full.

Refer to Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of March 31, 2021. Cash paid for interest during the first three months of 2021 was $30 million for interest on non-vehicle debt and $69 million for interest on vehicle debt. Cash paid for interest during the first three months of 2020 was $26 million for interest on non-vehicle debt and $103 million for interest on vehicle debt. The $34 million reduction in cash paid for vehicle debt interest is due primarily to lower debt levels primarily in our U.S. RAC segment.

Our corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$1,087	$1,096
Availability under the Senior RCF	—	—
Corporate liquidity	$1,087	$1,096

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Covenants

Prior to the filing of the Chapter 11 Cases, Hertz’s Leverage Ratio, as defined in the credit agreements governing the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility, as of the last day of any fiscal quarter may not exceed a ratio of 3.00 to 1.00. As a result of the filing of the Chapter 11 Cases, we are currently in default under our Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility, and we are in breach of the Leverage Ratio.

As defined in the DIP Credit Agreement, a liquidity maintenance test is required as of each month end period. As of March 31, 2021, we were in compliance with the liquidity maintenance test.

Summarized Financial Information – Hertz

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

Summarized financial information for the Guarantor Subsidiaries is as follows:

(In millions)	March 31, 2021	December 31, 2020
Due from affiliates	$67,513	$67,023
Total assets	67,381	67,056
Due to affiliates(1)	53,335	54,100
Total liabilities	63,136	63,282

(1) Due to affiliates of $53.5 billion is classified as liabilities subject to compromise as of March 31, 2021 and December 31, 2020, respectively.

(In millions)	Three Months Ended March 31,
	2021	2020
Total revenues	$932	$1,313
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries(1)	144	(1,522)
Net income (loss)	144	(309)
Net income (loss) attributable to Hertz	190	(309)

(1)Includes $324 million and $1.6 billion of intercompany vehicle lease charges from non-guarantor subsidiaries for the three months ended March 31, 2021 and 2020, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2021
First Quarter	$(1,517)	$686	$(831)
2020
First Quarter	$(4,346)	$2,212	$(2,134)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2021	2020	$ Change	% Change
U.S. Rental Car	$(819)	$(2,051)	$1,232	(60)%
International Rental Car	72	79	(7)	(9)
All Other Operations	(84)	(162)	78	(48)
Total	$(831)	$(2,134)	$1,303	(61)

Revenue earning vehicle expenditures decreased by $2.8 billion, or 65%, for the first quarter of 2021 compared to 2020 due primarily to a reduction in vehicle purchases primarily in our U.S. RAC segment. Revenue earning vehicle proceeds decreased by $1.5 billion, or 69%, for the first quarter of 2021 compared to 2020 due primarily to fewer vehicle dispositions primarily in our U.S. RAC segment.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2021
First Quarter	$(9)	$4	$(5)
2020
First Quarter	$(59)	$23	$(36)

Non-vehicle capital asset expenditures decreased by $50 million, or 85%, in the first quarter of 2021 compared to 2020 primarily due to a reduction in information technology and finance transformation program costs.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2021	2020	$ Change	% Change
U.S. Rental Car	$(2)	$(4)	$2	(50)%
International Rental Car	(1)	(6)	5	(83)
All Other Operations	(1)	(1)	—	—
Corporate	(1)	(25)	24	(96)
Total	$(5)	$(36)	$31	(86)

CONTRACTUAL OBLIGATIONS

During the first quarter of 2021, the Bankruptcy Court approved the rejection of certain unexpired leases comprised of 278 off airport and 26 airport locations in our U.S. RAC segment. These rejections did not materially change the minimum fixed obligations for operating leases as disclosed in our 2020 Form 10-K.

Additionally, as a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," in Part I, Item 1 of this Quarterly Report on Form 10-Q, certain financings are subject to change following the conclusion of such proceedings. Refer to Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q for debt classified as liabilities subject to compromise as of March 31, 2021 and changes to our aggregate indebtedness.

Excluding the commitments previously discussed, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2020 Form 10-K.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

There have been no significant changes to our indemnification obligations as compared to those disclosed in Note 14, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of our 2020 Form 10-K.

We regularly evaluate the probability of having to incur costs associated with these indemnification obligations and have accrued for expected losses that are probable and estimable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," in Part I, Item 1 of this Quarterly Report on Form 10-Q.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under Item 1A, "Risk Factors," included in our 2020 Form 10-K and this Quarterly Report on Form 10-Q and the following, which were derived in part from the risks set forth in Item 1A, "Risk Factors," of our 2020 Form 10-K and this Quarterly Report on Form 10-Q:

•our ability to navigate the Chapter 11 process, including obtaining Bankruptcy Court approval for certain actions, complying with and operating under the requirements and constraints of the Bankruptcy Code, developing, funding and executing our business plan and continuing as a going concern;
•the actions and decisions of creditors, regulators and other third parties that have an interest in the Chapter 11 cases;
•our ability to effectuate the Chapter 11 plan of reorganization described in the plan support agreement with certain of our creditors;
•the impact of our delisting from the New York Stock Exchange on our stockholders;
•the value of our common stock due to the Chapter 11 process or its treatment under the Proposed Plan;
•our ability to make accurate assumptions, analyses and financial projections, which could affect successful implementation of the Proposed Plan;
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
•our ability to retain customer loyalty and market share;
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
•our ability to achieve anticipated cost savings from on-going strategic initiatives, which could have an effect on our business operations, results of operations and financial condition;
•our ability to purchase adequate supplies of competitively priced vehicles and risks relating to the availability and increases in the cost of the vehicles we purchase as a result of the continuing chip manufacturing shortage;
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
You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this Quarterly Report on Form 10-Q, and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As a result of our declining credit profile from the impact from COVID-19, we are no longer able to enter into certain derivative financial instruments or renew existing derivative financial instruments in order to mitigate market risks arising from the effects of changes in foreign currency exchange rates and interest rates (including credit spreads). As a result, we have exposure to foreign currency exchange rate fluctuations on cross currency obligations, primarily intercompany loans. Assuming a hypothetical change of one percentage point to the foreign currency exchange rates on our intercompany loan balance as of March 31, 2021, our pre-tax operating results would increase (decrease) by approximately $3 million.

Except for the effects described above and the impact from COVID-19 on the global economy, there have been no other material changes to the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our 2020 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, due to the identification of a material weakness in our internal control over financial reporting, as further described in Item 9A of our 2020 Form 10-K, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, we have taken, and continue to take, the actions described below to remediate our existing information technology general controls (“ITGCs”) material weakness, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our remediation efforts to address the material weakness associated with ITGCs, as further described in Item 9A of our 2020 Form 10-K, are ongoing. Management performed the following remediation actions during the three months ended March 31, 2021:

•Clarified and communicated roles for ITGC control owners and SOX project management team through confirming the identification of each control owner, reinforcing requirements and creating a culture of accountability to enforce the compliance of ITGCs.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 4.   CONTROLS AND PROCEDURES (CONTINUED)
•Began administering enhanced re-trainings for ITGC control owners regarding risks, controls and maintaining adequate evidence.
•Enhanced monitoring of ITGC design and operational effectiveness through implementing monthly remediation progress status dashboards with the Chief Information Officer and Chief Financial Officer, which is summarized quarterly to the Audit Committee of the Board of Directors.

Our remediation efforts were ongoing during the three months ended March 31, 2021. To remediate our existing material weakness, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, due to the identification of a material weakness in our internal control over financial reporting, as further described in Item 9A of our 2020 Form 10-K, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us int eh reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, we have taken, and continue to take, the actions described below to remediate our existing information technology general controls (“ITGCs”) material weakness, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our remediation efforts to address the material weakness associated with ITGCs, as further described in Item 9A of our 2020 Form 10-K, are ongoing. Management performed the following remediation actions during the three months ended March 31, 2021:

•Clarified and communicated roles for ITGC control owners and SOX project management team through confirming the identification of each control owner, reinforcing requirements and creating a culture of accountability to enforce the compliance of ITGCs.
•Began administering enhanced re-trainings for ITGC control owners regarding risks, controls and maintaining adequate evidence.
•Enhanced monitoring of ITGC design and operational effectiveness through implementing monthly remediation progress status dashboards with the Chief Information Officer and Chief Financial Officer, which is summarized quarterly to the Audit Committee of the Board of Directors.

Our remediation efforts were ongoing during the three months ended March 31, 2021. To remediate our existing material weakness, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information related to the Chapter 11 Cases that were filed on May 22, 2020 is included in Note 1, "Background," in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For a description of certain pending legal proceedings see Note 12, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

Part I, Item 1A,“Risk Factors,” of our 2020 Form 10-K for the year ended December 31, 2020, includes certain risk factors that could materially affect our business, financial condition, or future results. There have been no material changes in those risk factors, except as listed below:

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
•our ability to receive Bankruptcy Court approval of the Proposed Plan and our ability to consummate the Proposed Plan, each on an acceptable timeline;
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

We may not be able to obtain Bankruptcy Court confirmation of the Proposed Plan or may have to modify the terms of the Proposed Plan.

The Proposed Plan, which we filed with the Bankruptcy Court, is subject to approval by each class of holders of claims and interests entitled to vote. Even if they approve the Proposed Plan, the Bankruptcy Court, which, as a

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 1A. RISK FACTORS (CONTINUED)
court of equity, may exercise substantial discretion, may choose not to confirm the Proposed Plan. Bankruptcy Code Section 1129 requires, among other things, a showing that confirmation of the Proposed Plan will not be followed by liquidation or the need for further financial reorganization for us, and that the value of distributions to dissenting holders of claims and interests will not be less than the value such holders would receive if we, the Debtors, liquidated under Chapter 7 of the Bankruptcy Code. Although we believe that the Proposed Plan will satisfy such tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion or that modifications to the Proposed Plan will not be required for confirmation or that such modifications would not necessitate re-solicitation of votes.

Our post-bankruptcy capital structure is yet to be confirmed, and any changes to our capital structure may have a material adverse effect on existing debt and equity security holders.

Our post-bankruptcy capital structure has yet to be confirmed and will be set pursuant to a plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt, equity securities, and claims against us. Such new debt may be issued at different interest rates, payment schedules and maturities than our existing debt securities. Existing equity securities are subject to a high risk of being cancelled. We have negotiated the Proposed Plan with our creditors and have selected a group of private equity sponsors to provide the equity capital to fund our exit from Chapter 11. Under the Proposed Plan and the terms of the sponsors’ proposed investment, our existing equity will be extinguished and cancelled, and holders of our existing common stock will be entitled to warrants exercisable for equity in the reorganized entity. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and equity security holders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. While holders of our existing common stock are expected to be entitled to certain rights pursuant to the Proposed Plan, there is no guarantee that the plan will be approved or consummated and that any equity recovery will be realized. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance.

If our existing Plan Support Agreement is terminated, our ability to confirm and consummate the Proposed Plan could be materially and adversely affected.

We have executed and entered into a Plan Support Agreement with our plan sponsors pursuant to which the parties thereto have agreed to take certain actions to support the prosecution and consummation of the Proposed Plan on the terms and conditions set forth in the Plan Support Agreement. The Plan Support Agreement contains a number of termination events, upon the occurrence of which certain parties to the Plan Support Agreement may terminate the agreement. If the Plan Support Agreement is terminated as to all parties thereto, each of the parties thereto will be released from its obligations in accordance with the terms of the Plan Support Agreement. Such termination may result in the loss of support for the Proposed Plan by the parties to the Plan Support Agreement, which could adversely affect our ability to confirm and consummate the Proposed Plan. If the Proposed Plan is not consummated following termination of the Plan Support Agreement, there can be no assurance that the Chapter 11 Cases would not be converted to Chapter 7 liquidation cases or that any new Chapter 11 plan would be as favorable to holders of claims against us as contemplated by the Plan Support Agreement.

The Proposed Plan is based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, the Proposed Plan may be unsuccessful in its execution.

The Proposed Plan reflects assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 1A. RISK FACTORS (CONTINUED)
assumptions depends on a number of factors, including but not limited to the overall strength and stability of general economic conditions, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, the Proposed Plan relies upon financial projections. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they involve fundamental changes in the nature of our capital structure. Additionally, the impact of the COVID-19 pandemic on the travel industry in general, and on us, make it even more challenging than usual to develop forecasts on business. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful implementation of the Proposed Plan.

The continuing semiconductor microchip manufacturing shortage may be disruptive to our vehicle rental business and may adversely affect our business, results of operations and financial condition.

Increased demand for semiconductor microchips ("Chips") in 2020, due in part to COVID-19 and an increased use of electronic equipment that use these Chips, has resulted in a severe shortage of Chips in early 2021. These same Chips and microprocessors are used in a variety of automobile parts, including in the control of engines and transmissions. As a result, various automotive manufacturers have been forced to delay or stall new vehicle production. If efforts to address the shortage of Chips by the industry and government entities are unsuccessful, there may be further delays in new vehicle production. Consequently, there is no guarantee that we can purchase a sufficient number of new vehicles at competitive prices and on competitive terms and conditions. If we are unable to obtain a sufficient supply of new vehicles, or if we obtain less favorable pricing and other terms during the acquisition of vehicles and are unable to recover from the increased costs then our results of operations, financial condition, liquidity and cash flows may be materially adversely affected. If we are unable to purchase new vehicles at competitive prices, increased maintenance costs in relation to our existing fleet may put further pressure on our results of operations and financial condition.

The continued uncertainty about the duration of the negative impact from COVID-19 in our industry may disrupt our employee retention and talent management strategies and affect our business operations.

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

COVID-19 has created uncertainty with respect to the return to the workforce which affects our employee retention and talent management strategies. We cannot predict with certainty how the post-COVID return to workforce measures will affect our employee retention and talent management strategies. The consequences that may result from continued disruptions or a failure of our employee retention and talent management strategies can include inadequate staffing levels, inability to support bankruptcy and emergence strategy, lack of key talent, declining product quality and competitive differentiation, or eroding employee morale and productivity.

We expect substantial cost savings from our ongoing strategic initiatives, and if we are unable to achieve these cost savings, or sustain our current cost structure, it could have a material adverse effect on our business operations, results of operations and financial condition.

We have not yet realized all of the cost savings we expect to achieve from our ongoing strategic initiatives. A variety of risks could cause us not to realize the expected cost savings, including but not limited to, higher than expected

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

ITEM 1A. RISK FACTORS (CONTINUED)
severance costs; higher than expected retention costs for continuing employees; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-savings plans; and other unexpected disruptions to our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)Exhibits:
The attached list of exhibits in the "Exhibit Index" immediately following the signature page to this Quarterly Report on Form 10-Q is filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference in response to this item.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2021	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ KENNY CHEUNG
Kenny Cheung Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
EXHIBIT INDEX

Exhibit Number		Description
10.1	Hertz Holdings Hertz
Plan Support Agreement, dated as of April 3, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on April 7, 2021).

10.2	Hertz Holdings Hertz
Equity Purchase and Commitment Agreement, dated as of April 3, 2021 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on April 7, 2021).

10.3	Hertz Holdings Hertz
Joinder Agreement, dated as of April 14, 2021(Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on April 19, 2021).

22	Hertz Holdings	List of Guarantor Subsidiaries*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Hertz Holdings Hertz	XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document)
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