Form 10-Q
period 2021-06-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2021-08-09
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	par value $0.01 per share	HTZZ	*
The Hertz Corporation	None		None	None

*Hertz Global Holdings, Inc.'s common stock trades on the over-the-counter market under the symbol HTZZ.

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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Hertz Global Holdings, Inc.    Yes ☒ No ☐
The Hertz Corporation    Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	August 2, 2021
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	471,432,062
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,820	$1,096
Restricted cash and cash equivalents:
Vehicle	247	50
Non-vehicle	628	361
Total restricted cash and cash equivalents	875	411
Total cash, cash equivalents, restricted cash and restricted cash equivalents	2,695	1,507
Receivables:
Vehicle	87	164
Non-vehicle, net of allowance of $58 and $46, respectively	937	613
Total receivables, net	1,024	777
Prepaid expenses and other assets	1,184	373
Revenue earning vehicles:
Vehicles	9,563	7,540
Less: accumulated depreciation	(1,573)	(1,478)
Total revenue earning vehicles, net	7,990	6,062
Property and equipment, net	618	666
Operating lease right-of-use assets	1,504	1,675
Intangible assets, net	2,947	2,992
Goodwill	1,045	1,045
Assets held for sale	—	1,811
Total assets(a)	$19,007	$16,908
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$93	$29
Non-vehicle	687	389
Total accounts payable	780	418
Accrued liabilities	945	759
Accrued taxes, net	232	121
Debt:
Vehicle	7,035	6,024
Non-vehicle	1,514	243
Total debt	8,549	6,267
Public Warrants	800	—
Operating lease liabilities	1,459	1,636
Self-insured liabilities	459	488
Deferred income taxes, net	711	730
Total liabilities not subject to compromise	13,935	10,419
Liabilities subject to compromise	—	4,965
Liabilities held for sale	—	1,431
Total liabilities(a)	13,935	16,815
Commitments and contingencies
Mezzanine Equity:
Preferred stock, $0.01 par value, 1,500,000 shares issued and outstanding at June 30, 2021	1,433	—
Total mezzanine equity	1,433	—
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 471,102,462 shares issued and outstanding at June 30, 2021, and 158,235,410 and 156,206,478 shares issued and outstanding at December 31, 2020	5	2
Treasury stock, at cost, 2,028,932 shares at December 31, 2020	—	(100)
Additional paid-in capital	6,476	3,047
Retained earnings (Accumulated deficit)	(2,659)	(2,681)
Accumulated other comprehensive income (loss)	(202)	(212)
Stockholders' equity attributable to Hertz Global	3,620	56
Noncontrolling interests	19	37
Total stockholders' equity	3,639	93
Total liabilities, mezzanine equity and stockholders' equity	$19,007	$16,908
(a)Hertz Global Holdings, Inc.'s consolidated total assets as of June 30, 2021 and December 31, 2020 include total assets of variable interest entities (“VIEs”) of $808 million and $511 million, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of June 30, 2021 and December 31, 2020 include total liabilities of VIEs of $694 million and $475 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 15, "Related Party Transactions," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$1,873	$832	$3,161	$2,755
Expenses:
Direct vehicle and operating	946	652	1,724	1,845
Depreciation of revenue earning vehicles and lease charges	116	609	359	1,285
Non-vehicle depreciation and amortization	50	57	104	110
Selling, general and administrative	172	164	321	368
Interest expense, net:
Vehicle	98	132	202	250
Non-vehicle (excludes contractual interest of $22 million for the three and six months ended June 30, 2020)	91	44	135	101
Total interest expense, net	189	176	337	351
Technology-related intangible and other asset impairments	—	193	—	193
Other (income) expense, net	(10)	2	(13)	(15)
Reorganization items, net	633	23	677	23
(Gain) from the sale of a business	(8)	—	(400)	—
Total expenses	2,088	1,876	3,109	4,160
Income (loss) before income taxes	(215)	(1,044)	52	(1,405)
Income tax (provision) benefit	46	192	(33)	196
Net income (loss)	(169)	(852)	19	(1,209)
Net (income) loss attributable to noncontrolling interests	1	5	2	6
Net income (loss) attributable to Hertz Global	$(168)	$(847)	$21	$(1,203)
Weighted-average shares outstanding:
Basic	160	144	158	143
Diluted	160	144	158	143
Earnings (loss) per share:
Basic earnings (loss) per share	$(1.05)	$(5.86)	$0.13	$(8.39)
Diluted earnings (loss) per share	$(1.05)	$(5.86)	$0.13	$(8.39)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(169)	$(852)	$19	$(1,209)
Other comprehensive income (loss):
Foreign currency translation adjustments	(7)	15	10	(26)
Net gain (loss) on pension and postretirement benefit plans	—	(15)	—	(14)
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	—	4	—	5
Total other comprehensive income (loss) before income taxes	(7)	4	10	(35)
Income tax (provision) benefit related to pension and postretirement benefit plans	—	4	—	4
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	—	(1)	—	(1)
Total other comprehensive income (loss)	(7)	7	10	(32)
Total comprehensive income (loss)	(176)	(845)	29	(1,241)
Comprehensive (income) loss attributable to noncontrolling interests	1	5	2	6
Comprehensive income (loss) attributable to Hertz Global	$(175)	$(840)	$31	$(1,235)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2019	—	$—	142	$1	$3,024	$(967)	$(189)	2	$(100)	$1,769	$119	$1,888
Net income (loss)	—	—	—	—	—	(356)	—	—	—	(356)	(1)	(357)
Other comprehensive income (loss)	—	—	—	—	—	—	(39)	—	—	(39)	—	(39)
Net settlement on vesting of restricted stock	—	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1	1
March 31, 2020	—	—	142	1	3,022	(1,323)	(228)	2	(100)	1,372	119	1,491
Net income (loss)	—	—	—	—	—	(847)	—	—	—	(847)	(5)	(852)
Other comprehensive income (loss)	—	—	—	—	—	—	7	—	—	7	—	7
Stock-based compensation charges	—	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Stock issuance, net	—	—	14	1	28	—	—	—	—	29	—	29
June 30, 2020	—	$—	156	$2	$3,048	$(2,170)	$(221)	2	$(100)	$559	$114	$673

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Mezzanine Equity
	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)(1)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2020	—	$—	156	$2	$3,047	$(2,681)	$(212)	2	$(100)	$56	$37	$93
Net income (loss)	—	—	—	—	—	190	—	—	—	190	(1)	189
Other comprehensive income (loss)	—	—	—	—	—	—	17	—	—	17	—	17
Stock-based compensation charges	—	—	—	—	2	—	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11)	(11)
March 31, 2021	—	—	156	2	3,049	(2,491)	(195)	2	(100)	265	25	290
Net income (loss)	—	—	—	—	—	(168)	—	—	—	(168)	(1)	(169)
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	—	—	(7)	—	(7)
Cancellation of common and treasury shares in exchange for new common shares	—	—	(142)	(2)	(98)	—	—	(2)	100	—	—	—
Cancellation of stock-based awards	—	—	—	—	(10)	—	—	—	—	(10)	—	(10)
Distributions to common stockholders	—	—	—	—	(239)	—	—	—	—	(239)	—	(239)
Contribution from Plan Sponsors	—	—	277	3	2,778	—	—	—	—	2,781	—	2,781
Rights Offering, net	—	—	180	2	1,796	—	—	—	—	1,798	—	1,798
Public Warrants issuance	—	—	—	—	(800)	—	—	—	—	(800)	—	(800)
Preferred stock issuance, net	2	1,433	—	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	—	(5)	(5)
June 30, 2021	2	$1,433	471	$5	$6,476	$(2,659)	$(202)	—	$—	$3,620	$19	$3,639

1) Net income (loss) is computed independently each quarter. As a result, the quarter amounts presented herein may be rounded to agree to accumulated deficit in the accompanying unaudited condensed consolidated balance sheet.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$19	$(1,209)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	420	1,393
Depreciation and amortization, non-vehicle	104	110
Amortization of deferred financing costs and debt discount (premium)	98	26
Loss on extinguishment of debt	8	3
Provision for receivables allowance	64	32
Deferred income taxes, net	(16)	(205)
Technology-related intangible and other asset impairments	—	193
Reorganization items, net	314	(1)
(Gain) loss from the sale of a business	(400)	—
(Gain) loss on sale of non-vehicle capital assets	(6)	(24)
Other	—	(1)
Changes in assets and liabilities:
Non-vehicle receivables	(214)	287
Prepaid expenses and other assets	(67)	(4)
Operating lease right-of-use assets	154	189
Non-vehicle accounts payable	94	168
Accrued liabilities	(11)	(61)
Accrued taxes, net	91	(20)
Operating lease liabilities	(160)	(195)
Self-insured liabilities	(27)	(55)
Net cash provided by (used in) operating activities	465	626
Cash flows from investing activities:
Revenue earning vehicles expenditures	(4,136)	(4,956)
Proceeds from disposal of revenue earning vehicles	1,199	5,005
Non-vehicle capital asset expenditures	(17)	(72)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	10	50
Sales of marketable securities	—	74
Collateral payments	(303)	—
Collateral returned in exchange for letters of credit	114	—
Proceeds from the sale of a business, net of cash sold	818	—
Other	(1)	(1)
Net cash provided by (used in) investing activities	(2,316)	100
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	8,939	4,174
Repayments of vehicle debt	(8,120)	(4,613)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2021	2020
Proceeds from issuance of non-vehicle debt	3,139	1,498
Repayments of non-vehicle debt	(6,341)	(853)
Payment of financing costs	(151)	(11)
Proceeds from Plan Sponsors	2,781	—
Proceeds from Rights Offering, net	1,635	—
Proceeds from the issuance of preferred stock, net	1,433	—
Distributions to common stockholders	(239)	—
Proceeds from the issuance of stock, net	—	29
Early redemption payments	(85)	—
Contributions from (distributions to) noncontrolling interests	(15)	—
Other	—	(2)
Net cash provided by (used in) financing activities	2,976	222
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(8)	3
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	1,117	951
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period(1)	1,578	1,360
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,695	$2,311

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$203	$193
Non-vehicle	158	67
Income taxes, net of refunds	2	3
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$39	$43
Sales of revenue earning vehicles included in vehicle receivables	33	759
Purchases of non-vehicle capital assets included in accounts payable	24	4
Purchases of non-vehicle capital assets included in liabilities subject to compromise	—	31
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	56	10
Public Warrants issuance	800	—
Backstop equity issuance	164	—

(1)     Amounts include cash and cash equivalents and restricted cash and cash equivalents which were held for sale at December 31, 2020, as disclosed in Note 3, "Divestitures."
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1,820	$1,096
Restricted cash and cash equivalents:
Vehicle	247	50
Non-vehicle	628	333
Total restricted cash and cash equivalents	875	383
Total cash, cash equivalents, restricted cash and restricted cash equivalents	2,695	1,479
Receivables:
Vehicle	87	164
Non-vehicle, net of allowance of $58 and $46, respectively	937	613
Total receivables, net	1,024	777
Due from Hertz Holdings	—	1
Prepaid expenses and other assets	1,184	372
Revenue earning vehicles:
Vehicles	9,563	7,540
Less: accumulated depreciation	(1,573)	(1,478)
Total revenue earning vehicles, net	7,990	6,062
Property and equipment, net	618	666
Operating lease right-of-use assets	1,504	1,675
Intangible assets, net	2,947	2,992
Goodwill	1,045	1,045
Assets held for sale	—	1,811
Total assets(a)	$19,007	$16,880
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Accounts payable:
Vehicle	$93	$29
Non-vehicle	687	389
Total accounts payable	780	418
Accrued liabilities	945	759
Accrued taxes, net	232	121
Debt:
Vehicle	7,035	6,024
Non-vehicle	1,514	243
Total debt	8,549	6,267
Operating lease liabilities	1,459	1,636
Self-insured liabilities	459	488
Deferred income taxes, net	715	735
Total liabilities not subject to compromise	13,139	10,424
Liabilities subject to compromise	—	5,030
Liabilities held for sale	—	1,431
Total liabilities(a)	13,139	16,885
Commitments and contingencies
Stockholder's equity (deficit):
Common stock, $0.01 par value, 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	9,583	3,953
Due to Hertz Holdings	65	—
Retained earnings (Accumulated deficit)	(3,597)	(3,783)
Accumulated other comprehensive income (loss)	(202)	(212)
Stockholder's equity (deficit) attributable to Hertz	5,849	(42)
Noncontrolling interests	19	37
Total stockholder's equity (deficit)	5,868	(5)
Total liabilities and stockholder's equity (deficit)	$19,007	$16,880
(a)The Hertz Corporation's consolidated total assets as of June 30, 2021 and December 31, 2020 include total assets of VIEs of $808 million and $511 million, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of June 30, 2021 and December 31, 2020 include total liabilities of VIEs of $694 million and $475 million, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 15, "Related Party Transactions," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$1,873	$832	$3,161	$2,755
Expenses:
Direct vehicle and operating	946	652	1,724	1,845
Depreciation of revenue earning vehicles and lease charges	116	609	359	1,285
Non-vehicle depreciation and amortization	50	57	104	110
Selling, general and administrative	172	164	321	368
Interest expense, net:
Vehicle	98	132	202	250
Non-vehicle (excludes contractual interest of $22 million for the three and six months ended June 30, 2020)	91	43	135	99
Total interest expense, net	189	175	337	349
Technology-related intangible and other asset impairments	—	193	—	193
Write-off of intercompany loan	—	133	—	133
Other (income) expense, net	(10)	2	(13)	(15)
Reorganization items, net	469	23	513	23
(Gain) from the sale of a business	(8)	—	(400)	—
Total expenses	1,924	2,008	2,945	4,291
Income (loss) before income taxes	(51)	(1,176)	216	(1,536)
Income tax (provision) benefit	46	219	(33)	224
Net income (loss)	(5)	(957)	183	(1,312)
Net (income) loss attributable to noncontrolling interests	1	5	2	6
Net income (loss) attributable to Hertz	$(4)	$(952)	$185	$(1,306)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(5)	$(957)	$183	$(1,312)
Other comprehensive income (loss):
Foreign currency translation adjustments	(7)	15	10	(26)
Net gain (loss) on pension and postretirement benefit plans	—	(15)	—	(14)
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	—	4	—	5
Total other comprehensive income (loss) before income taxes	(7)	4	10	(35)
Income tax (provision) benefit related to pension and postretirement benefit plans	—	4	—	4
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	—	(1)	—	(1)
Total other comprehensive income (loss)	(7)	7	10	(32)
Total comprehensive income (loss)	(12)	(950)	193	(1,344)
Comprehensive (income) loss attributable to noncontrolling interests	1	5	2	6
Comprehensive income (loss) attributable to Hertz	$(11)	$(945)	$195	$(1,338)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit(1)	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity
Balance as of:
December 31, 2019	100	$—	$3,955	$(64)	$(1,937)	$(189)	$1,765	$119	$1,884
Net income (loss)	—	—	—	—	(355)	—	(355)	(1)	(356)
Due from Hertz Holdings	—	—	—	(3)	—	—	(3)	—	(3)
Other comprehensive income (loss)	—	—	—	—	—	(39)	(39)	—	(39)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1	1
March 31, 2020	100	—	3,955	(67)	(2,292)	(228)	1,368	119	1,487
Net income (loss)	—	—	—	—	(951)	—	(951)	(5)	(956)
Due from Hertz Holdings	—	—	—	(1)	—	—	(1)	—	(1)
Liabilities subject to compromise(2)	—	—	—	(65)	—	—	(65)	—	(65)
Write-off of intercompany loan(3)	—	—	—	133	—	—	133	—	133
Other comprehensive income (loss)	—	—	—	—	—	7	7	—	7
Stock-based compensation charges	—	—	(2)	—	—	—	(2)	—	(2)
June 30, 2020	100	$—	$3,953	$—	$(3,243)	$(221)	$489	$114	$603

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due To Affiliate	Accumulated Deficit(1)	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2020	100	$—	$3,953	$—	$(3,783)	$(212)	$(42)	$37	$(5)
Net income (loss)	—	—	—	—	190	—	190	(1)	189
Other comprehensive income (loss)	—	—	—	—	—	17	17	—	17
Stock-based compensation charges	—	—	2	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
March 31, 2021	100	—	3,955	—	(3,593)	(195)	167	25	192
Net income (loss)	—	—	—	—	(4)	—	(4)	(1)	(5)
Due to Hertz Holdings	—	—	—	65	—	—	65	—	65
Other comprehensive income (loss)	—	—	—	—	—	(7)	(7)	—	(7)
Cancellation of stock-based awards	—	—	(10)	—	—	—	(10)	—	(10)
Contributions from Hertz Holdings	—	—	5,638	—	—	—	5,638	—	5,638
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
June 30, 2021	100	$—	$9,583	$65	$(3,597)	$(202)	$5,849	$19	$5,868

1) Net income (loss) is computed independently each quarter. As a result, the quarter amounts presented herein may be rounded to agree to accumulated deficit in the accompanying unaudited condensed consolidated balance sheet.
2) As a result of filing the Chapter 11 Cases, a pre-petition loan due to an affiliate was classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020. See Note 17, "Liabilities Subject to Compromise ."
3) As a result of filing the Chapter 11 Cases, the full amount outstanding under a loan due from affiliate was deemed uncollectible and written off. See Note 15, "Related Party Transactions."

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$183	$(1,312)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	420	1,393
Depreciation and amortization, non-vehicle	104	110
Amortization of deferred financing costs and debt discount (premium)	98	26
Loss on extinguishment of debt	8	3
Provision for receivables allowance	64	32
Deferred income taxes, net	(16)	(232)
Technology-related intangible and other asset impairments	—	193
Write-off of intercompany loan	—	133
Reorganization items, net	150	(1)
(Gain) loss from the sale of a business	(400)	—
(Gain) loss on sale of non-vehicle capital assets	(6)	(24)
Other	—	(1)
Changes in assets and liabilities:
Non-vehicle receivables	(214)	287
Prepaid expenses and other assets	(67)	(4)
Operating lease right-of-use assets	154	189
Non-vehicle accounts payable	94	168
Accrued liabilities	(11)	(61)
Accrued taxes, net	91	(20)
Operating lease liabilities	(160)	(195)
Self-insured liabilities	(27)	(55)
Net cash provided by (used in) operating activities	465	629
Cash flows from investing activities:
Revenue earning vehicles expenditures	(4,136)	(4,956)
Proceeds from disposal of revenue earning vehicles	1,199	5,005
Non-vehicle capital asset expenditures	(17)	(72)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	10	50
Sales of marketable securities	—	74
Collateral payments	(303)	—
Collateral returned in exchange for letters of credit	114	—
Proceeds from the sale of a business, net of cash sold	818	—
Other	(1)	(1)
Net cash provided by (used in) investing activities	(2,316)	100
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	8,939	4,174

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2021	2020
Repayments of vehicle debt	(8,120)	(4,613)
Proceeds from issuance of non-vehicle debt	3,139	1,498
Repayments of non-vehicle debt	(6,341)	(853)
Payment of financing costs	(151)	(11)
Contributions from Hertz Holdings	5,638	—
Advances to Hertz Holdings	—	(4)
Early redemption payments	(85)	—
Contributions from (distributions to) noncontrolling interests	(15)	—
Other	—	(1)
Net cash provided by (used in) financing activities	3,004	190
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(8)	3
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	1,145	922
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period(1)	1,550	1,360
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,695	$2,282

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$203	$193
Non-vehicle	158	67
Income taxes, net of refunds	2	3
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$39	$43
Sales of revenue earning vehicles included in vehicle receivables	33	759
Purchases of non-vehicle capital assets included in accounts payable	24	4
Purchases of non-vehicle capital assets included in liabilities subject to compromise	—	31
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	56	10

(1)     Amounts include cash and cash equivalents and restricted cash and cash equivalents which were held for sale at December 31, 2020, as disclosed in Note 3, "Divestitures."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Hertz Global Holdings, Inc. ("Hertz Global" when including its subsidiaries and VIEs and "Hertz Holdings" when excluding its subsidiaries and VIEs) was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns The Hertz Corporation ("Hertz" and interchangeably with Hertz Global, the "Company"), Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. Hertz operates its vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from company-owned, licensee and franchisee locations in the United States ("U.S."), Africa, Asia, Australia, Canada, the Caribbean, Europe, Latin America, the Middle East and New Zealand. The Company also sells vehicles through Hertz Car Sales and operates the Firefly vehicle rental brand and Hertz 24/7 car sharing business in international markets. As disclosed in Note 3, "Divestitures," on March 30, 2021 the Company completed the previously announced sale of substantially all of the assets and certain liabilities of its Donlen subsidiary (the "Donlen Sale"), a business which provided vehicle leasing and fleet management services.

Chapter 11 and Emergence

In March 2020, the World Health Organization declared COVID-19 a global pandemic. In response to COVID-19, local and national governments around the world instituted shelter-in-place and similar orders and travel restrictions, and airline and other travel decreased suddenly and dramatically. As a result of the impact of COVID-19 and the associated government responses on travel demand, late in the first quarter of 2020, the Company experienced a high level of rental cancellations and a significant decline in forward bookings. In response, the Company began aggressive actions to eliminate costs. However, it faced significant ongoing expenses, including a large lease payment with respect to its vehicle fleet that increased as a result of COVID-19's impact on the car market.

On May 22, 2020 (the "Petition Date"), Hertz Global, Hertz and certain of their direct and indirect subsidiaries in the U.S. and Canada (collectively the "Debtors") filed voluntary petitions for relief (collectively, the "Petitions") under chapter 11 of title 11 ("Chapter 11") of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases (the "Chapter 11 Cases") were jointly administered for procedural purposes only under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW). On May 14, 2021, the Debtors filed the solicitation version of the First Modified Third Amended Joint Chapter 11 Plan of Reorganization of the Debtors (as amended, supplemented or otherwise modified in accordance with its terms, the "Plan of Reorganization"), and the solicitation version of the Supplement to the Disclosure Statement which was approved by the Bankruptcy Court on May 14, 2021 (as supplemented, the "Disclosure Statement").

On June 10, 2021, the Plan of Reorganization was confirmed by the Bankruptcy Court. On June 30, 2021 (the “Effective Date”), the Plan of Reorganization became effective in accordance with its terms and the Debtors emerged from Chapter 11 (the "Chapter 11 Emergence").

On the Effective Date, as a result of the Plan of Reorganization, the reorganized Company received cash proceeds of $7.5 billion comprised of:
•$2.8 billion from the purchase of common stock in reorganized Hertz Global by one or more funds associated with Knighthead Capital Management, LLC and its affiliates ("Knighthead"), one or more funds associated with Certares Opportunities LLC and its affiliates ("Certares"), investment funds, separate accounts and other entities owned (in whole or in part), controlled or managed by Apollo Capital Management L.P. and its affiliates (collectively "Apollo" and with Knighthead and Certares (the "Plan Sponsors"), and certain other investment funds and entities;
•$1.6 billion from the purchase of common stock in reorganized Hertz Global pursuant to the rights offering (the "Rights Offering") by Hertz Global's former equity holders, holders of the Company's Senior Notes and lenders under the Alternative Letter of Credit Facility and certain equity commitment parties pursuant to their obligations under the Equity Purchase and Commitment Agreement (the "EPCA");

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
•$1.5 billion (less a 2% upfront discount and stock issuance fees) from the purchase of preferred stock of reorganized Hertz Global by Apollo; and
•$1.5 billion in proceeds from the Company's secured exit term loan facilities.

Such cash proceeds were used, in part, to provide payments to the Company's stakeholders pursuant to the terms of the Plan of Reorganization as follows:
•the holders of administrative, priority and secured claims received payment in cash in full;
•the holders of the approximately $1.0 billion of obligations owed with respect to the Company's debtor-in-possession financing (the "DIP Credit Agreement") received payment in cash in full;
•the holders of the Company's Senior Term Loan, Senior RCF and Letter of Credit Facility received payment in cash in full with respect to all non-contingent liquidated claims;
•the holders of claims with respect to the Senior Second Priority Secured Notes received payment in cash in full;
•the holders of the Company's €725 million European Vehicle Notes received payment in cash in full;
•the holders of the €257 million term loan facility incurred by Hertz International Ltd. received payment in cash in full;
•the holders of claims with respect to the unsecured Senior Notes and the holders of claims with respect to the Alternative Letter of Credit Facility received payment in cash with respect to (i) all remaining principal, (ii) accrued and unpaid interest as of the Petition Date at the contract rate, and (iii) accrued and unpaid interest from the Petition Date to the Effective Date at the federal judgment rate (at such rate in effect as of the Petition Date), subject to the rights of creditors (if any) to bring a claim for the payment of additional interest and/or premiums; and
•the holders of general unsecured claims will receive payment in cash in full plus interest at the federal judgment rate from the Petition Date to the date of payment (at such rate in effect as of the Petition Date), subject to the rights of creditors to bring a claim for payment of additional interest.

All of the Hertz Global equity interests existing as of the Effective Date were cancelled on such date in accordance with the Plan of Reorganization with existing equity holders receiving (i) cash in the amount of $1.53 per share of existing interests, (ii) their pro rata share of three percent of the common shares of reorganized Hertz Global, subject to dilution, and (iii) either new 30-year public warrants (the " Public Warrants"), for in the aggregate of up to 18% of reorganized Hertz Global common stock issued and outstanding on the Effective Date, subject to dilution and certain conditions, or subscription rights to participate in the Rights Offering as disclosed below.

In accordance with the Plan of Reorganization, Hertz Global commenced a Rights Offering, under which eligible holders of Hertz Global's common stock and certain eligible holders of the Company's Senior Notes and lenders under the Alternative Letter of Credit Facility could purchase up to $1.6 billion of shares of reorganized Hertz Global common stock at a purchase price of $10.00 per share. Pursuant to the EPCA, certain parties agreed to purchase all unsubscribed shares in the Rights Offering (the "Backstop Parties"). The final expiration date for the Rights Offering occurred on June 15, 2021, with eligible holders subscribing to purchase 127,362,114 shares (approximately $1.3 billion), with the Backstop Parties to purchase the remaining 36,137,887 shares (approximately $361 million). Hertz Global closed the Rights Offering upon emergence from the Chapter 11 Cases on June 30, 2021. Pursuant to the terms of the EPCA, the Backstop Parties received a backstop fee equal in the amount of $164 million (payable in shares of reorganized Hertz Global common stock valued at $10.00 per share).

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global issued 1,500,000 shares of preferred stock to Apollo and received gross proceeds of $1.5 billion, less a 2% upfront discount and stock issuance fees.

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global entered into a public warrant agreement (the "Public Warrant Agreement") and issued 89,049,029 Public Warrants, subject to certain conditions. The Public Warrants are exercisable from the date of issuance until June 30, 2051 at which time

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
all unexercised Public Warrants will expire and the rights of the holders of such expired Public Warrants will terminate. The Public Warrants have an initial exercise price of $13.80 and are subject to adjustment from time to time upon the occurrence of any payments of cash dividends and certain dilutive events.

See Note 10, "Equity, Mezzanine Equity and Earnings (Loss) Per Share – Hertz Global," and Note 11, "Public Warrants – Hertz Global," for additional information on the new equity and Public Warrants issued upon the Company's Chapter 11 emergence.

The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of the Company's existing debt obligations. As a result of the filing of the Chapter 11 Cases, the remaining capacity under almost all of the Company's revolving asset-backed vehicle finance facilities was terminated, as disclosed in Note 6, "Debt." Consequently, the proceeds of sales of vehicles which served as collateral for such vehicle finance facilities were to be applied to the payment of the related indebtedness of the Non-Debtor Financing Subsidiaries (as defined in Note 6, "Debt") and were not otherwise available to fund the Company’s operations. Additionally, the Company was precluded from accessing any of its subordinated investment in the vehicle collateral until the related defaults were waived or the third-party funding under those facilities were retired, either through the monetization of the underlying collateral or the refinancing of the related indebtedness.

On the Effective Date, the reorganized Company entered into exit credit facilities in an aggregate amount of $2.8 billion comprised of senior secured term loan facilities in an aggregate principal amount of $1.5 billion plus a senior secured revolving credit facility (the "First Lien RCF") in an aggregate committed amount of $1.3 billion. Additionally, the reorganized Company entered into a new ABS facility program ("HVF III") of a principal amount of $6.8 billion comprised of variable funding notes with a principal amount up to $2.8 billion and medium term notes in an aggregate principal amount of $4.0 billion. On the Effective Date, substantially all non-vehicle debt and all existing ABS facilities under the HVF II U.S. ABS Program were repaid in full and terminated in accordance with the Plan of Reorganization. See Note 6, "Debt," for additional information.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon the Company’s ability to successfully implement the Company’s Plan of Reorganization, among other factors. As a result of the implementation of the Plan of Reorganization, management believes there is no longer substantial doubt about the Company's ability to continue as a going concern.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2021 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

Effective on the Petition Date, the Company applied Accounting Standards Codification (“ASC”) 852, Reorganizations (“Topic 852”) which requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, pre-petition obligations of the Debtors that could be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020. These liabilities were reported at the amounts the Company anticipated would be allowed by the Bankruptcy Court, even if they could be settled for lesser amounts. See Note 17, "Liabilities Subject to Compromise," for additional information. In addition, certain charges related to the Chapter 11 Cases are recorded as reorganization items, net in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, respectively. See Note 18, "Reorganization Items, Net," for additional information.

Under Topic 852, companies must apply “fresh-start” accounting rules upon emergence from Chapter 11 reorganization if certain conditions are met. The Company did not qualify for "fresh-start" accounting under Topic 852 upon emergence from Chapter 11.

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

In connection with the Chapter 11 Emergence and how the Company's chief operating decision maker ("CODM") regularly reviews operating results and allocates resources, the Company modified its reportable segments, as disclosed in Note 16, "Segment Information."

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

Note 3—Divestitures

Donlen Sale

On March 30, 2021, the Company completed the previously announced Donlen Sale. The proceeds from the sale were subject to certain post-closing adjustments in the second quarter of 2021 based on the level of assumed indebtedness, working capital and fleet equity. In the three and six months ended June 30, 2021, the Company recognized a pre-tax gain in its corporate operations of $8 million and $400 million, net of the impact of foreign currency adjustments, respectively, based on the difference in cash proceeds received of $891 million less $543 million net book value of assets sold plus a $53 million receivable in connection with the sale recorded in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2021. On March 30, 2021, the Company and the buyer entered into a transition services agreement which provides for certain transitional services in connection with the Donlen Sale.

Sale of Non-vehicle Capital Assets

During the first quarter of 2020, the Company received additional cash from the sale of certain non-vehicle capital assets in its Americas Rental Car segment, which was completed in the fourth quarter of 2019, and recognized an additional $20 million pre-tax gain on the sale, which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2020.

Sale of Marketable Securities

During the first quarter of 2020, the Company sold marketable securities for $74 million and recognized an immaterial gain on the sale in its corporate operations, which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2020.

Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	June 30, 2021	December 31, 2020
Revenue earning vehicles	$9,413	$7,492
Less accumulated depreciation	(1,525)	(1,467)
	7,888	6,025
Revenue earning vehicles held for sale, net(1)	102	37
Revenue earning vehicles, net	$7,990	$6,062

(1)    Represents the carrying amount of vehicles currently placed on the Company's retail lots for sale or actively in the process of being sold through other disposition channels.

Note 5—Goodwill and Intangible Assets, Net

Recoverability of Goodwill and Indefinite-lived Intangible Assets

The Company tests the recoverability of its goodwill and indefinite-lived intangible assets by performing an impairment analysis on an annual basis, as of October 1, and at interim periods when circumstances require as a result of a triggering event, as defined by ASC 350 – Intangibles, Goodwill and Other (“Topic 350”).

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

As of June 30, 2021, the Company determined that the projected revenues, expenses and cash flows, reflecting the expected duration and extent of impact to its business, customers, economy and the travel industry from COVID-19, and the impact of the Chapter 11 Cases, were materially consistent with the assumptions utilized in the Company’s March 31, 2021 quantitative impairment assessment. As a result of the foregoing considerations, along with the consideration of other indicators noted in Topic 350, the Company concluded there were no indicators of impairment triggered for the Americas RAC or International RAC segments in the second quarter of 2021.

Deterioration in the general economic conditions in the travel industry, the Company’s cash flows and the Company's ability to obtain future financing to maintain its fleet or the weighted average cost of capital assumptions may result in an impairment charge to earnings in future quarters. The Company will continue to closely monitor actual results versus its expectations, market events or conditions, including the impact of COVID-19 on the Company's business and the travel industry, and the resulting impact to its assumptions about future estimated cash flows and the weighted average cost of capital. If the Company's expectations of the operating results, both in magnitude or timing, do not materialize, or if its weighted average cost of capital increases, the Company may be required to record goodwill and indefinite-lived intangible asset impairment charges, which could be material.

Note 6—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions):

Facility	Weighted-Average Interest Rate as of June 30, 2021	Fixed or Floating Interest Rate	Maturity	June 30, 2021	December 31, 2020
Non-Vehicle Debt
Term B Loan	4.00%	Floating	6/2028	$1,300	$—
Term C Loan	4.00%	Floating	6/2028	245	—
First Lien RCF	N/A	Floating	6/2026	—	—
Other Non-Vehicle Debt	8.60%	Fixed	Various	15	18
Senior Secured Superpriority Debtor-in-Possession Credit Agreement	N/A	N/A	N/A	—	250
Unamortized Debt Issuance Costs and Net (Discount) Premium				(46)	(25)
Total Non-Vehicle Debt Not Subject to Compromise				1,514	243
Non-Vehicle Debt Subject to Compromise
Senior Term Loan	N/A	N/A	N/A	—	656
Senior RCF	N/A	N/A	N/A	—	615
Senior Notes(1)	N/A	N/A	N/A	—	2,700
Senior Second Priority Secured Notes	N/A	N/A	N/A	—	350
Promissory Notes	N/A	N/A	N/A	—	27
Alternative Letter of Credit Facility(2)	N/A	N/A	N/A	—	114
Senior RCF Letter of Credit Facility	N/A	N/A	N/A	—	17
Unamortized Debt Issuance Costs and Net (Discount) Premium				—	(36)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of June 30, 2021	Fixed or Floating Interest Rate	Maturity	June 30, 2021	December 31, 2020
Total Non-Vehicle Debt Subject to Compromise				—	4,443
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A(3)	1.60%	Floating	06/2023	2,250	—
				2,250	—
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(3)	1.66%	Fixed	12/2024	2,000	—
HVF III Series 2021-2(3)	2.12%	Fixed	12/2026	2,000	—
				4,000	—
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(4)	N/A	N/A	N/A	—	1,940
				—	1,940
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-3	N/A	N/A	N/A	—	163
HVF II Series 2016-2	N/A	N/A	N/A	—	263
HVF II Series 2016-4	N/A	N/A	N/A	—	187
HVF II Series 2017-1	N/A	N/A	N/A	—	199
HVF II Series 2017-2	N/A	N/A	N/A	—	164
HVF II Series 2018-1	N/A	N/A	N/A	—	468
HVF II Series 2018-2	N/A	N/A	N/A	—	94
HVF II Series 2018-3	N/A	N/A	N/A	—	95
HVF II Series 2019-1	N/A	N/A	N/A	—	330
HVF II Series 2019-2	N/A	N/A	N/A	—	354
HVF II Series 2019-3	N/A	N/A	N/A	—	352
				—	2,669
Vehicle Debt - Other
European Vehicle Notes(5)	N/A	N/A	N/A	—	888
European ABS(3)	2.50%	Floating	4/2022	283	263
Hertz Canadian Securitization(3)	2.44%	Floating	1/2023	170	53
Australian Securitization(3)	1.66%	Floating	4/2022	115	97
New Zealand RCF	2.94%	Floating	6/2022	39	35
U.K. Financing Facility	3.59%	Floating	7/2021-5/2024	118	105
U.K. Toyota Financing Facility	2.20%	Floating	7/2021-3/2022	12	—
Other Vehicle Debt	3.04%	Floating	7/2021-11/2024	82	37
				819	1,478
Unamortized Debt Issuance Costs and Net (Discount) Premium				(34)	(63)
Total Vehicle Debt Not Subject to Compromise				7,035	6,024
Total Debt Not Subject to Compromise				$8,549	$6,267

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(1)References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below which are included in liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2020. On the Effective Date, in accordance with the Plan of Reorganization, the Senior Notes were repaid in full and terminated. On July 1, 2021, Wells Fargo Bank, National Association as indenture trustee for the Senior Notes, filed a complaint against Hertz and certain of its subsidiaries requesting declaratory judgement that additional amounts are owed with respect to certain premiums and post-petition interest with respect to the Senior Notes. Hertz disputes that any such amounts are owed and on August 2, 2021 filed a motion to dismiss the complaint. See Note 14, "Contingencies and Off-Balance Sheet Commitments" for additional information.

(In millions)	Outstanding Principal
Senior Notes	June 30, 2021	December 31, 2020
6.250% Senior Notes due October 2022	$—	$500
5.500% Senior Notes due October 2024	—	800
7.125% Senior Notes due August 2026	—	500
6.000% Senior Notes due January 2028	—	900
	$—	$2,700
(2)Includes default interest as of December 31, 2020.
(3)Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness originally expect the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full.
(4)Includes default interest as of December 31, 2020, which is comprised of an increase in the contractual spread.
(5)References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly-owned subsidiary of Hertz organized under the laws of the Netherlands, ("Hertz Netherlands") unsecured senior notes (converted from Euros to U.S. Dollars at a rate of 1.22 to 1 as of December 31, 2020), set forth in the table below. On the Effective Date, in accordance with the Plan of Reorganization, the European Vehicle Notes were repaid in full and cancelled.

(In millions)	Outstanding Principal
European Vehicle Notes	June 30, 2021	December 31, 2020
4.125% Senior Notes due October 2021	$—	$276
5.500% Senior Notes due March 2023	—	612
	$—	$888

Chapter 11 and Emergence

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the Company reclassified certain of its non-vehicle debt instruments, net of deferred financing costs, discounts and premiums, as applicable, to liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2020.

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ obligations under the Senior Term Loan, the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility. Additionally, the filing triggered defaults, termination events and/or amortization events under certain obligations of (i) Hertz International Limited ("HIL"), Hertz Netherlands and the direct and indirect subsidiary companies located outside of the United States and Canada (collectively the "International Subsidiaries"), some of which were waived or amended subject to certain time limitations, and (ii) HVF, HVF II and certain other vehicle financing subsidiaries (collectively the "Non-Debtor Financing Subsidiaries").

As disclosed in Note 1, "Background," on May 14, 2021, the Debtors filed the Plan of Reorganization with the Bankruptcy Court, which was confirmed by the Bankruptcy Court on June 10, 2021. On the Effective Date, the Company emerged from Chapter 11 as disclosed in Note 1, "Background" and, in accordance with the Plan of Reorganization, substantially all existing non-vehicle debt and all existing ABS facilities under the HVF II U.S. ABS Program and the HVIF U.S. ABS Program were repaid in full and cancelled, as further disclosed below. Upon the Debtor's emergence from Chapter 11 and the associated debt payoffs, any events of default, termination and/or amortization events ceased to exist.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Non-Vehicle Debt

First Lien Credit Agreement

Pursuant to the Plan of Reorganization, on the Effective Date, Hertz entered into a credit agreement (the "First Lien Credit Agreement") that provides for the following:
•a term loan "B" facility (the "Term B Loan") for term loans in an aggregate principal amount of $1.3 billion;
•a term loan "C" facility (the "Term C Loan") for term loans that are available to cash collateralize letters of credit in an aggregate principal amount of $245 million; and
•the First Lien RCF for revolving loans and letters of credit up to an aggregate principal amount of $1.3 billion.

Proceeds received under the First Lien Credit Agreement were used to (i) repay certain existing indebtedness of the Debtors; (ii) pay fees, expenses and costs associated with the consummation of the Plan of Reorganization; (iii) fund distributions required in connection with the Plan of Reorganization; (iv) provide funds for working capital and general corporate purposes; and (v) backstop or replace existing letters of credit.

Term B Loan and Term C Loan (collectively, the "Term Loans"): The Term Loans bear interest based on an alternate base rate as per the First Lien Credit Agreement or adjusted LIBOR, in each case plus an initial applicable margin of (i) 2.50% in the case of the alternate base rate, or (ii) 3.50% in the case of the adjusted LIBOR. In each case, the margin may decrease depending on Hertz's consolidated total corporate leverage ratio, as defined in the First Lien Credit Agreement (the "Total Corporate Leverage Ratio"). The First Lien Credit Agreement requires the Term B Loan to be repaid in quarterly installments of $3.3 million per quarter beginning on September 30, 2021 until maturity. The Term Loans mature on June 30, 2028.

First Lien RCF: The First Lien RCF bears interest, at a benchmark rate plus spread. Loans under the facility are available in various currencies including USD, Eurodollar, Australian dollar, Canadian dollar and Sterling. Benchmark rates for the relevant currencies include, the relevant LIBOR rate, the Prime rate, the Bank Bill Swap Reference Bid Rate for Australian dollars, Canadian prime rate, an adjusted Canadian Dollar Offered Rate ("CDOR") or the Daily Simple Sterling Overnight Index Average ("SONIA"). ABR Loans and Canadian Prime Rate Loans, as defined under the First Lien Credit Agreement, bear interest at the relevant benchmark rate plus an initial applicable margin of 2.50%. The margin for Eurocurency Loans (including USD loans), SONIA loans and Canadian dollar BA Equivalent Loans, as defined in the First Lien Credit Agreement, is dependent upon the Company's Consolidated Total Corporate Leverage Ratio, as defined under the First Lien Credit Agreement. As of June 30, 2021, that margin was 3.50%. In each case, the margin may decrease depending on Hertz’s Total Corporate Leverage Ratio. The First Lien Credit Agreement requires the First Lien RCF to be repaid in quarterly installments beginning on September 30, 2021 until maturity. The First Lien RCF matures on June 30, 2026.

Senior Secured Superpriority Debtor-in-Possession Credit Agreement ("DIP Credit Agreement")

On the Effective Date, in accordance with the Plan of Reorganization, the DIP Credit Agreement was paid in full and terminated.

Senior Facilities

On the Effective Date, in accordance with the Plan of Reorganization, the Senior Term Loan, the Senior RCF and drawn amounts under the Senior RCF Letter of Credit Facility and Letter of Credit Facility were paid in full and terminated.

Senior Notes and Senior Second Priority Secured Notes

On the Effective Date, in accordance with the Plan of Reorganization, the Company's Senior Notes and Senior Second Priority Secured Notes were paid in full and terminated.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Promissory Notes

On the Effective Date, in accordance with the Plan of Reorganization, the Promissory Notes were paid in full and terminated.

Alternative Letter of Credit Facility

On the Effective Date, in accordance with the Plan of Reorganization, the Alternative Letter of Credit Facility was paid in full and terminated.

HIL Credit Agreement

In April 2021, Hertz International Limited ("HIL") entered into a multi-draw term loan facility (the "HIL Credit Agreement") which provided an aggregate maximum principal of €250 million to meet the liquidity requirements of the European business.

In May 2021, resulting from a change in the Company's plan of reorganization sponsorship, the HIL Credit Agreement was terminated and HIL entered into a new multi-draw term loan facility (the "Second HIL Credit Agreement") which also provided for an aggregate maximum principal of €257 million which was funded by certain of the Plan Sponsors. On the Effective Date, in accordance with the Plan of Reorganization, the Second HIL Credit Agreement was paid in full and terminated.

Vehicle Debt

HVF III U.S. ABS Program

In June 2021, Hertz established a securitization platform, the HVF III U.S. ABS Program, to facilitate its financing activities relating to vehicles used by Hertz in the U.S. daily vehicle rental operations. Hertz Vehicle Financing III LLC ("HVF III"), a wholly-owned, special-purpose and bankruptcy remote subsidiary of Hertz, is the issuer of variable funding notes and medium term notes under the HVF III U.S. ABS Program. HVF III has entered into a base indenture that permits it to issue term and variable funding rental car asset-backed securities, secured by a collateral pool consisting primarily of the rental vehicles used in the Company's U.S. vehicle rental operations and the related incentive and repurchase program vehicle receivables. Within each series of HVF III U.S. Vehicle Medium Term Notes, the issued notes are subordinated based on class.

Pursuant to the Plan of Reorganization, in June 2021, HVF III issued Series 2021-A Variable Funding Rental Car Asset Backed Notes (the "Series 2021-A Notes"), the Series 2021-1 Fixed Rate Rental Car Asset Backed Notes (the "Series 2021-1 Notes") and the Series 2021-2 Fixed Rate Rental Car Asset Backed Notes (the "Series 2021-2 Notes" and, together with the Series 2021-A Notes and the Series 2021-1 Notes, the “HVF III ABS Notes”).

HVF III Series 2021-A Notes: In June 2021, Hertz issued the Series 2021-A Notes with a maximum principal amount of up to $2.8 billion and a maturity date of June 2023.

HVF III Series 2021-1 Notes: On the Effective Date, Hertz issued the Series 2021-1 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $2.0 billion. There is subordination within the Series 2021-1 Notes based on class.

HVF III Series 2021-2 Notes: On the Effective Date, Hertz issued the Series 2021-2 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $2.0 billion. There is subordination within the Series 2021-2 Notes based on class.

In June 2021, in connection with the issuance of the HVF III ABS Notes, Hertz entered into a new Master Motor Vehicle Operating Lease and Servicing Agreement (the “Operating Lease”) among HVF III, as lessor, Hertz, as a

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
lessee, servicer and guarantor, DTG Operations, Inc., a wholly-owned subsidiary of the Company, as a lessee and other permitted lessees (together with Hertz and DTG Operations, Inc., the "Lessees"), pursuant to which HVF III will lease vehicles to the Lessees.

Proceeds from the HVF III ABS Notes were used to fund the purchases of certain vehicles and for the repayment in full of (i) approximately $3.5 billion in aggregate outstanding principal of notes issued by HVF II, as described below, and (ii) approximately $2.2 billion in aggregate outstanding principal of notes issued by Hertz Vehicle Interim Financing, a direct wholly-owned bankruptcy remote subsidiary of Hertz ("HVIF"). The manufacturer rebates associated with HVF and HVIF were transferred to HVF III as part of the purchase agreements with HVF and HVIF. Any remaining funds are expected to be used for the future purchase or refinancing of vehicles to be leased under the Operating Lease.

HVF II U.S. ABS Program

On the Effective Date, in accordance with the Plan of Reorganization, all HVF II U.S. Vehicle Medium Term Notes and HVF II Variable Funding Notes were paid in full and terminated. Any and all outstanding Bankruptcy Court orders and other agreements relating to HVF II were terminated on the Effective Date as a result of the termination of the notes.

HVIF U.S. ABS Program

On the Effective Date, in accordance with the Plan of Reorganization, the HVIF Series 2020-1 was paid in full and terminated.

Vehicle Debt-Other

European Vehicle Notes

On the Effective Date, in accordance with the Plan of Reorganization, the European Vehicle Notes were paid in full and terminated.

European ABS

In April 2021, International Fleet Financing No. 2 BV ("IFF No. 2") entered into a comprehensive restructuring of the European ABS. The terms of the restructured European ABS provide for aggregate maximum borrowings of €450 million and extend the maturity to April 2022. In accordance with the Plan of Reorganization, the guarantees given by Hertz relating to the restructured European ABS, including all contingent claims in respect of such guarantees, were fully released on the Effective Date.

Hertz Canadian Securitization

On January 27, 2021, TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, entered into the Funding LP Series 2021-A which provides for aggregate maximum borrowings of CAD$350 million on a revolving basis. Subject to initial availability, the initial draw of CAD$120 million was used, in part, to pay the outstanding obligations under the Funding LP Series 2015-A Notes, including any unpaid default interest. As a result of the payoff of the Funding LP Series 2015-A Notes, the Hertz Canadian Securitization amortization event ceased to exist.

Australian Securitization

An amortization event that would have arisen under the Australian Securitization as a result of the filing of the Chapter 11 Cases was waived in May 2020, and, in June 2021, such waiver has been superseded by an amendment of the Australian Securitization. The terms of the amended Australian Securitization provide for aggregate maximum borrowings of AUD$210 million and extend the maturity to April 2022. In accordance with the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Plan of Reorganization, the guarantees given by Hertz relating to the restructured Australian Securitization, including all contingent claims in respect of such guarantees, were fully released on the Effective Date.

New Zealand RCF

In May 2021, Hertz New Zealand Holdings Limited, an indirect, wholly-owned subsidiary of Hertz, amended its credit agreement to provide aggregate maximum borrowings of NZD$60 million and to extend the maturity to June 2022.

U.K. Financing Facility

Events of default that would have arisen under the U.K. Financing Facility as a result of filing the Chapter 11 Cases were waived in May 2020 (as amended from time to time), and, in April 2021, such waivers have been superseded by a comprehensive restructuring of the U.K. Financing Facility. The terms of the restructured U.K. Financing Facility provide for aggregate maximum borrowings of £100 million and extend the maturity to April 2022. In accordance with the Plan of Reorganization, guarantees given by Hertz relating to the restructured U.K. Financing Facility, including all contingent claims in respect of such guarantees, were fully released on the Effective Date.

U.K. Toyota Financing Facility

In May 2021, Hertz U.K. Limited entered into the U.K. Toyota Financing Facility to finance the acquisition of certain motor vehicles which provides for aggregate maximum borrowings of £10 million maturing in December 2021.

Maturities

As of June 30, 2021, the nominal amounts of maturities of debt for each of the years ending December 31 are as follows:

(In millions)	2021	2022	2023	2024	2025	After 2025
Non-Vehicle Debt	$9	$19	$18	$14	$13	$1,487
Vehicle Debt	74	543	2,440	2,012	—	2,000
Total	$83	$562	$2,458	$2,026	$13	$3,487

As of June 30, 2021, $19 million of non-vehicle debt and $561 million of vehicle debt is set to mature during the twelve months following the issuance of this Quarterly Report on Form 10-Q.

Loss on Extinguishment of Debt

The Company incurred losses in the form of early redemption premiums and/or the write-off of deferred financing costs associated with certain redemptions, terminations and waiver agreements. Loss on extinguishment of debt is presented in reorganization items, net, unless otherwise noted in the table below, in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table reflects the amount of loss for each respective redemption/termination:

	Three Months Ended June 30,		Six Months Ended June 30,
Redemption/Termination (in millions)	2021	2020	2021	2020
Non-Vehicle Debt
HIL Credit Agreement(1)	$8	$—	$8	$—
Second HIL Credit Agreement	5	—	5	—
Total Non-Vehicle Debt	13	—	13	—
Non-Vehicle Debt
Senior Term Loan	16	—	16	—
Senior RCF	22	—	22	—
Senior Notes	29	—	29	—
Senior Second Priority Secured Notes	4	—	4	—
Promissory Notes	2	—	2	—
Alternative Letter of Credit Facility	7	—	7	—
Letter of Credit Facility	8	—	8	—
Total Non-Vehicle Debt	88	—	88	—
Vehicle Debt
HVF II U.S. Vehicle Variable Funding Notes	9	—	9	—
HVF II U.S. Vehicle Medium Term Notes	39	—	39	—
HVIF Series 2020-1	21	—	21	—
European Vehicle Notes	29	—	29	—
European ABS(2)	—	3	—	3
Total Vehicle Debt	98	3	98	3
Total Loss on Extinguishment of Debt	$199	$3	$199	$3

(1)    The loss on extinguishment associated with the HIL Credit Agreement is recorded in non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021.
(2)    The loss on extinguishment associated with the European ABS is recorded in vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020.

Borrowing Capacity and Availability

Borrowing capacity and availability comes from the Company's revolving credit facilities, which are a combination of variable funding asset-backed securitization facilities, cash-flow-based revolving credit facilities, asset-based revolving credit facilities and the First Lien RCF. Creditors under each such asset-backed securitization facility and asset-based revolving credit facility have a claim on a specific pool of assets as collateral. With respect to each such asset-backed securitization facility and asset-based revolving credit facility, the Company refers to the amount of debt it can borrow given a certain pool of assets as the borrowing base.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following facilities were available to the Company as of June 30, 2021 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$1,255	$1,185
Total Non-Vehicle Debt	1,255	1,185
Vehicle Debt
HVF III Series 2021-A	562	179
European ABS	254	—
Hertz Canadian Securitization	113	9
Australian Securitization	44	—
New Zealand RCF	4	—
U.K. Financing Facility	21	—
U.K. Toyota Financing Facility	2	1
Total Vehicle Debt	1,000	189
Total	$2,255	$1,374

Letters of Credit

On the Effective Date, in accordance with the Plan of Reorganization, drawn letters of credit under the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility were paid in full and terminated. To the extent any of the related issued letters of credit remained outstanding as of the Effective Date, certain of these letters of credit were deemed to be issued under the First Lien RCF. For the remainder, the Company provided cash collateral to backstop these obligations. The Company intends to replace or exchange any remaining outstanding letters of credit with newly issued letters of credit under the Term C Loan or the First Lien RCF as soon as practicable during the third quarter of 2021.

As of the Effective Date, there were outstanding standby letters of credit totaling $265 million comprised primarily of $114 million issued under the Term C Loan and $70 million were deemed issued under the First Lien RCF as discussed above. Also included in the outstanding standby letters of credit are $66 million under the Senior RCF Letter of Credit Facility that were cash collateralized in restricted cash as of June 30, 2021. As of June 30, 2021, there remains $131 million of remaining capacity to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. As of June 30, 2021, none of the issued letters of credit have been drawn upon.

Pledges Related to Vehicle Financing

Substantially all of the Company's revenue earning vehicles and certain related assets are owned by special purpose entities or are encumbered in favor of the lenders under the various credit facilities, other secured financings or asset-backed securities programs. None of the value of such assets (including the assets owned by Hertz Vehicle Financing III LLC and various other domestic and international subsidiaries that facilitate the Company's international securitizations) will be available to satisfy the claims of unsecured creditors unless the secured creditors are paid in full.

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary; therefore,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of June 30, 2021 and December 31, 2020, IFF No. 2 had total assets of $692 million and $464 million, respectively, comprised primarily of loans receivable, and total liabilities of $691 million and $464 million, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenants: (i) until the expiration of the Relief Period, as defined in the First Lien Credit Agreement, a minimum liquidity of $500 million in the first and last quarters of the calendar year and $400 million in the second and third quarters of the calendar year; and (ii) subsequent to the expiration of the Relief Period, a consolidated first lien leverage ratio (the "First Lien Ratio") of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. Both of the financial covenants disclosed above are effective beginning in the third quarter of 2021.

In addition to financial covenants, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interest for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, the incurrence of liens, indebtedness, asset dispositions and restricted payments.

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

In the first half of 2021, the Bankruptcy Court entered orders rejecting certain of the Company's real property leases under Section 365 of the Bankruptcy Code (the "Lease Rejection Orders"). The Lease Rejection Orders applied, in the aggregate, to 278 off airport and 34 airport locations in the Company's Americas RAC segment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Operating lease income from vehicle rentals	$1,798	$604	$2,896	$2,241
Operating lease income from fleet leasing	—	161	149	330
Variable operating lease income	39	1	40	34
Revenue accounted for under Topic 842	1,837	766	3,085	2,605
Revenue accounted for under Topic 606	36	66	76	150
Total revenues	$1,873	$832	$3,161	$2,755

Note 8—Restructuring

Europe Restructuring

Due to the continued impact from COVID-19 as disclosed in Note 1, "Background," and recent reductions in European government support, the Company initiated a restructuring program in March 2021 in its International RAC segment, primarily Ireland, affecting approximately 150 employees and in the second quarter of 2021 initiated additional actions in its International RAC segment, primarily the United Kingdom, affecting approximately 480 employees. The program is expected to be completed within the next twelve months.

U.S. Restructuring

Due to the impact from COVID-19 as disclosed in Note 1, "Background," the Company initiated a restructuring program, beginning in April 2020, affecting approximately 11,000 employees in its Americas Rental Car segment and corporate operations. This program was substantially completed in the third quarter of 2020.

Restructuring Charges

Restructuring charges under these programs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
By Type:
Termination benefits	$7	$37	$13	$37
Lease and contract terminations	2	—	3	—
Facility closures	1	—	1	—
Total	$10	$37	$17	$37

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
By Caption:
Direct vehicle and operating	$9	$25	$9	$25
Selling, general and administrative	1	12	8	12
Total	$10	$37	$17	$37

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
By Segment:
Americas Rental Car segment	$—	$34	$—	$34
International Rental Car segment	10	—	17	—
Corporate operations	—	3	—	3
Total	$10	$37	$17	$37

The following table summarizes the activity during the six months ended June 30, 2021 affecting the restructuring accrual, which is recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

(In millions)	Termination Benefits	Other	Total
Balance as of December 31, 2020(1)	$—	$—	$—
Reclassified from liabilities subject to compromise	7	—	7
Charges incurred	13	4	17
Cash payments	(16)	—	(16)
Balance as of June 30, 2021	$4	$4	$8

(1)    As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the Company classified $7 million of restructuring charges as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020, which were reinstated to accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2021. See Note 17, "Liabilities Subject to Compromise."

Note 9—Income Tax (Provision) Benefit

Hertz Global

The effective tax rate is 22% and 18% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate is 63% and 14% for the six months ended June 30, 2021 and 2020, respectively.

Hertz Global recorded a tax benefit of $46 million and a tax provision of $33 million for the three and six months ended June 30, 2021, respectively, compared to a tax benefit of $192 million and $196 million for the three and six months ended June 30, 2020, respectively. The increases in the effective tax rate and tax expense for the three and six months ended June 30, 2021 are driven by the changes in Hertz Global's financial performance, changes in the earnings of loss jurisdictions for which no tax benefit can be recognized and non-deductible reorganization costs, partially offset by the tax benefits associated with European restructuring initiatives.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

The effective tax rate is 90% and 19% for the three months ended June 30, 2021 and 2020, respectively. Hertz recorded a tax benefit of $46 million and $219 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in the tax benefit in the three months ended June 30, 2021 compared to 2020 is driven by the changes in Hertz's financial performance, changes in earnings of loss jurisdictions for which no tax benefit can be recognized and non-deductible reorganization costs, partially offset by the tax benefits associated with European restructuring initiatives.

The effective tax rate is 15% for the six months ended June 30, 2021 and 2020, respectively. Hertz recorded a tax provision of $33 million for the six months ended June 30, 2021 compared to a tax benefit of $224 million for the six months ended June 30, 2020. The tax provision in the six months ended June 30, 2021 compared to 2020 is driven by the changes in Hertz's financial performance, changes in earnings of loss jurisdictions for which no tax benefit can be recognized and non-deductible reorganization costs, partially offset by the tax benefits associated with European restructuring initiatives.

Note 10— Equity, Mezzanine Equity and Earnings (Loss) Per Share – Hertz Global

Emergence from Bankruptcy

In connection with the Chapter 11 Emergence, all of Hertz Global's existing authorized, issued, and outstanding common and preferred stock were cancelled. As of the Effective Date, there are 1,000,000,000 shares of reorganized Hertz Global common stock authorized for issuance. On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global issued common stock as follows:
•277,119,438 shares purchased by the Plan Sponsors;
•14,133,024 shares issued, pro rata, to existing shareholders;
•127,362,114 shares issued pursuant to the Rights Offering; and
•52,487,886 shares distributed to the Backstop Parties.

As of the Effective Date, 471,102,462 shares of reorganized Hertz Global common stock and 1,500,000 shares of reorganized Hertz Global preferred stock were issued and outstanding. The parties, including the Plan Sponsors who purchased reorganized Hertz Global common stock and preferred stock (collectively, the "Equity Commitment Parties"), the subscribers to the Rights Offering, and the Backstop Parties purchased an aggregate of (i) $4.7 billion of reorganized Hertz Global common stock and (ii) $1.5 billion (less a 2% upfront discount and stock issuance fees) of reorganized Hertz Global preferred stock as described below. The excess par value for the common stock shares issued by reorganized Hertz Global was recorded to additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet of Hertz Global as of June 30, 2021.

Common Stock

Under reorganized Hertz Global's revised articles of incorporation, 1,000,000,000 shares of reorganized Hertz Global common stock have been authorized for issuance where each share has a par value of $0.01 and represents one vote on matters presented to the voting shareholders of reorganized Hertz Global. The consideration received by reorganized Hertz Global upon the issuance of common stock that exceeds the par value was recorded in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet of Hertz Global as of June 30, 2021. The reorganized Hertz Global common stock is not convertible and does not accrue dividends. Dividends, if any, are paid only upon a valid declaration by the board of directors of reorganized Hertz Global, and such declarations are subject to customary legal and regulatory restrictions, restrictions related to the Series A Preferred Stock, and applicable debt covenants.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Rights Offering

In accordance with the Plan of Reorganization, approximately 35% of reorganized Hertz Global common stock was offered pursuant to the Rights Offering for an aggregate purchase price of $1.6 billion of shares of reorganized Hertz Global common stock at a purchase price of $10.00 per share. The Rights Offering subscription was first made available to eligible existing Hertz Global shareholders ("Eligible Existing Shareholders") on a pro rata basis to their existing common stock interest, and second, if not fully subscribed and funded by Eligible Existing Shareholders, to certain eligible holders of the Company's Senior Notes and lenders under the Alternative Letter of Credit Facility, pursuant to certain subscription procedures. The final expiration date for the Rights Offering occurred on June 15, 2021. Hertz Global closed the offering upon emergence from the Chapter 11 Cases on June 30, 2021 with Eligible Existing Shareholders subscribing to purchase 127,362,114 shares of reorganized Hertz Global common stock for gross proceeds of approximately $1.3 billion. The unsubscribed portion of the Rights Offering was backstopped by the Backstop Parties resulting in the issuance of 36,137,887 shares of reorganized Hertz Global common stock for gross proceeds of $361 million. The Backstop Parties were compensated a backstop fee of $164 million in reorganized Hertz Global common stock valued at $10.00 per share and presented within the Rights Offering totals within the Statement of Changes in Mezzanine Equity and Stockholders' Equity.

Public Warrants

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global issued 89,049,029 Public Warrants. See Note 11, "Public Warrants – Hertz Global," for attributes of the Public Warrants, which are classified as a liability for financial reporting purposes.

Mezzanine Equity – Preferred Stock

In accordance with the revised articles of incorporation of reorganized Hertz Global, 100,000,000 shares of preferred stock, par value $0.01 per share, have been authorized for issuance. In connection with the Plan of Reorganization, reorganized Hertz Global issued 1,500,000 shares of Series A preferred stock ("Series A Preferred Stock"), with an initial stated value of $1,000 per share, to Apollo, on behalf of one or more investment funds, separate accounts, and other entities owned, controlled, managed, and/or advised by it or its affiliates, for $1.5 billion, less a 2% upfront discount and stock issuance fees. The shares have no voting rights except that the affirmative vote or consent of the holders of a majority of the shares of Series A Preferred Stock will be necessary for effecting certain actions, including any amendment of the Certificate of Incorporation or Bylaws in a manner that adversely affects the rights, preferences and privileges of the New Preferred Stock; liquidation, dissolution or winding up of the reorganized Company or its business and affairs; the creation, authorization or issuance of any class or series of capital stock other than the reorganized Hertz Global common stock; issuance of additional shares of reorganized Hertz Global preferred stock; affiliate transactions, restricted payments; mergers or other business combinations; asset sales, indebtedness and investments. The holders of the shares are protected from certain events, including the dilutive issuance of additional preferred shares and securities convertible to equity of reorganized Hertz Global.

At the Company's discretion, it may redeem some or all of the outstanding shares of the Series A Preferred Stock for cash at the redemption price on the applicable redemption date (equal to the greater of (x) 100.0% of the then current accrued stated value of the shares being redeemed and (y) the amount necessary, if any, to result in a multiple on invested capital of 1.30x with respect to the shares being redeemed). As no one person or entity controls the voting stock of reorganized Hertz Global, a potential change-in-control action could be outside the Company's control and result in a non-compliance event, which could then result in a mandatory redemption of all outstanding shares of Series A Preferred Stock. Accordingly, the Series A Preferred Stock is classified as mezzanine equity at its redemption amount on the Company's unaudited condensed consolidated balance sheet as of June 30, 2021.

The Series A Preferred Stock shares have a liquidation preference that ranks senior to any other class or series of equity issued by reorganized Hertz Global. In the event of a voluntary or involuntary liquidation of Hertz Global, the holders of its Series A Preferred Stock would be entitled to receive a liquidation preference equal to the redemption price as of the date of such voluntary or involuntary liquidation. Pursuant to the certificate of designations for the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Series A Preferred Stock, Hertz Global may redeem the Series A Preferred Stock in whole or in part at any time and from time to time, in cash, at a redemption price equal to the then-current accrued stated value of the Series A Preferred Stock being redeemed, subject to a multiple of invested capital floor price equal to 1.30 times the $1,000 per share liquidation preference.

Shares of the Series A Preferred Stock will accrue dividends payable in cash semi-annually in arrears at increasing dividend rates (with the first dividend paid on the six month anniversary of the Effective Date). Holders of the Series A Preferred Stock have certain dividend rights that provide priority over the dividend rights of holders of reorganized Hertz Global common stock. If not paid in cash when due, the dividend accrual will increase the value of the Series A Preferred Stock as well as future dividend obligations as a result of compounding. The Series A Preferred Shares do not participate in any additional dividends, including any dividends that may be paid on the common stock of reorganized Hertz Global. In general, the holders of the Series A Preferred Stock are entitled to an overall return of approximately 30% their investment.

Registration Status of Common Stock and Series A Preferred Stock

With the exception of shares of reorganized Hertz Global's common stock issued to the Backstop Parties, the direct investment commitment under the EPCA and the Rights Offering, the common stock and the Public Warrants issued by the reorganized Hertz Global pursuant to the Plan of Reorganization were issued under an exemption from the registration requirements of the Securities Act under the Bankruptcy Code. Shares of reorganized Hertz Global common stock issued to the Backstop Parties, the direct investment commitment under the EPCA, the Rights Offering and the Series A Preferred Stock were issued under Section 4(a)(2) of the Securities Act.

Open Market Sale Agreement

In June 2020, subsequent to approval from the Bankruptcy Court and pursuant to a prospectus supplement to the Registration Statement, Hertz Global entered into an open market sale agreement under which it could offer and sell from time to time shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million ("ATM Program"). Prior to its suspension on June 15, 2020 and ultimate termination on June 18, 2020, Hertz Global issued 13,912,368 shares under the ATM Program for net proceeds of approximately $28 million, which is included in non-vehicle restricted cash in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020. On the Effective Date, in accordance with the Plan of Reorganization, all shares that had been issued under the ATM Program were cancelled. Additionally, on the Effective Date, Hertz Global contributed the $28 million of net proceeds to Hertz which was recorded in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet of Hertz as of June 30, 2021.

Computation of Earnings (Loss) Per Share

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Hertz Global	$(168)	$(847)	$21	$(1,203)
Denominator:
Basic weighted-average shares outstanding	160	144	158	143
Dilutive stock options, RSUs and PSUs	—	—	—	—
Diluted weighted-average shares outstanding	160	144	158	143
Antidilutive stock options, RSUs, PSUs and PSAs	1	2	1	2
Earnings (loss) per share:
Basic earnings (loss) per share	$(1.05)	$(5.86)	$0.13	$(8.39)
Diluted earnings (loss) per share	$(1.05)	$(5.86)	$0.13	$(8.39)

Note 11—Public Warrants – Hertz Global

On the Effective Date, in accordance with the Plan of Reorganization and the Public Warrant Agreement, reorganized Hertz Global issued 89,049,029 Public Warrants with an initial exercise price of $13.80 per Public Warrant, subject to certain conditions. The Public Warrants allow the holders to purchase up to 18% of the aggregate number of reorganized Hertz Global common interests issued and outstanding as of the Effective Date. Each Public Warrant will entitle the holders to receive one share of reorganized Hertz Global common stock. The Public Warrants have a thirty-year term and are exercisable from the date of issuance until June 30, 2051, at which time any unexercised Public Warrants will expire, and the rights of the holders to purchase reorganized Hertz Global common stock will terminate. The exercise price of the Public Warrants is subject to adjustment from time to time upon any payment of cash dividends relating to reorganized Hertz Global's common stock and the occurrence of certain dilutive events as described in the Public Warrant Agreement. As of June 30, 2021, none of the Public Warrants were exercised.

The Public Warrants are freely transferable, subject only to applicable securities laws and the restrictions on transfers and sales of Public Warrants and reorganized Hertz Global's common stock. The Public Warrants trade on the over-the-counter market under the symbol HTZZW.

The Company accounts for the Public Warrants in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, under which the Public Warrants meet the definition of a freestanding financial instrument. Although these are publicly traded warrants, they are classified as liabilities due to certain settlement provisions that are only applicable in the event of change of control (as defined by the Public Warrant Agreement). The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2021. See Note 13, "Fair Value Measurements."

Note 12—Stock-Based Compensation

Under the Company's 2016 Omnibus Incentive Plan (the "Omnibus Plan"), the Company issued stock options, performance awards (shares and units), restricted stock and restricted stock units (collectively, "Equity Awards") to key executives, employees and non-management directors. On the Effective Date, in accordance with the Plan of Reorganization, all existing common stock and outstanding Equity Awards were cancelled without any distribution, and the Omnibus Plan deemed to be cancelled. As a result of the Equity Award cancellation, the Company recognized $10 million related to the unrecognized portion of share-based compensation in reorganization expense in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021. See Note 18, "Reorganization Items, Net."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Consistent with the Disclosure Statement, the reorganized Company anticipates the approval and implementation of a new management equity incentive plan (the “MEIP”). The MEIP will be effective in a reporting period subsequent to June 30, 2021, and as such, no compensation costs related to the MEIP have been recorded in the accompanying unaudited condensed consolidated income statements as of June 30, 2021. As of the filing of this Quarterly Report on Form 10-Q, the MEIP has not been established.

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

Debt Obligations

The fair value of the debt facilities is based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (i.e. Level 2 inputs). For the new debt facilities entered into by the reorganized Company on the Effective Date as disclosed in Note 6, "Debt," such facilities were recently negotiated in arms-length transactions in active markets. As such, the fair value inputs are categorized as Level 1 on U.S. GAAP's fair value hierarchy.

	June 30, 2021		December 31, 2020
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt(1)	$1,560	$1,560	$4,747	$3,382
Vehicle Debt	7,069	7,075	6,087	6,021
Total	$8,629	$8,635	$10,834	$9,403

(1)Includes Non-Vehicle Debt included in liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2020. See Note 6, "Debt."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Cash Equivalents and Restricted Cash Equivalents

The Company’s cash equivalents and restricted cash equivalents primarily consist of investments in money market funds and bank money market and interest-bearing accounts. The Company determines the fair value of cash equivalents and restricted cash equivalents using a market approach based on quoted prices in active markets (i.e. Level 1 inputs).

The following table presents the Company's cash equivalents and restricted cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	June 30, 2021				December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash equivalents	$324	$—	$—	$324	$723	$—	$—	$723

Public Warrants

Under the Plan of Reorganization, reorganized Hertz Global issued Public Warrants, which are classified as liabilities at fair value in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2021 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity ("ASC 480"). See Note 11, "Public Warrants – Hertz Global," for further details. Upon issuance on the Effective Date, the initial fair value of the Public Warrants was $800 million which was computed using the Black-Scholes option pricing model using Level 2 inputs. As of June 30, 2021, none of the Public Warrants were exercised.

The following table presents the key inputs used in the fair value of the Public Warrants at issuance on the Effective Date, June 30, 2021:

Inputs
Risk-free interest rate	2.1%
Expected term	30 years
Expected volatility	57.5%
Exercise price	$13.80
Asset price	$10.02

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Donlen Assets

At December 31, 2020 as a result of the then impending Donlen Sale, the associated assets and liabilities were classified as assets held for sale and liabilities held for sale, respectively, in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020 and were recorded at the lower of carrying value or fair value less any costs to sell. The Company completed the Donlen Sale on March 30, 2021. See Note 3, "Divestitures," for additional information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 14—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of June 30, 2021 and December 31, 2020, the Company's liability recorded for self-insured liabilities is $459 million and $488 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees, former employees and governmental investigations. The Company has summarized below the most significant legal proceeding to which the Company was a party during the period ending June 30, 2021 or the period after June 30, 2021, but before the filing of this Quarterly Report on Form 10-Q.

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

Make-Whole and Post-Petition Interest Claims - On July 1, 2021, Wells Fargo Bank, N.A., in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022, (2) 5.500% Unsecured Notes due 2024, (3) 7.125% Unsecured Notes due 2026, and (4) 6.000% Unsecured Notes due 2028 issued by The Hertz Corporation (collectively, the “Notes”), filed a complaint (the “Complaint”) against The Hertz Corporation, Dollar Rent A Car, Inc., Dollar Thrifty Automotive Group, Inc., Donlen Corporation, DTG Operations, Inc., DTG Supply, LLC, Firefly Rent A Car LLC, Hertz Car Sales LLC, Hertz Global Services Corporation, Hertz Local Edition Corp., Hertz Local Edition Transporting, Inc., Hertz System, Inc., Hertz Technologies, Inc., Hertz Transporting, Inc., Rental Car Group Company, LLC, Smartz Vehicle Rental Corporation, Thrifty Car Sales, Inc., Thrifty, LLC, Thrifty Insurance Agency, Inc., Thrifty Rent A Car System, LLC, and TRAC Asia Pacific, Inc. (collectively referred to in this summary as “Defendants”). The filing of the Complaint initiated the adversary proceeding captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et al. pending in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 21-50995 (MFW). The Complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that they assert total $271,684,720 plus interest at the contractual default rate or in the alternative are entitled to payment post-petition interest at the applicable contractual rate that they assert totals $124,512,653 plus interest at the New York statutory rate. On July 2, 2021, Defendants were summoned to file a motion or answer to the Complaint within 30 days. On August 2, 2021, the Defendants filed a motion to dismiss both counts for declaratory judgment. The Defendants dispute that any such amounts are owed and intend to respond and otherwise vigorously defend claims set forth therein. The Company cannot predict the outcome or timing of this litigation.

Additionally, some creditors in the Chapter 11 Cases may assert that the Company owes additional interest and, in certain cases, additional make wholes or other premiums. These claims could be material. The Company retains all rights with respect to any such asserted amounts and intends to vigorously defend against any such asserted claims. There can be no assurance regarding the outcome of any of the litigation regarding the validity or, if deemed valid, the amount of any such additional asserted interest and make whole claims and as such, the Company cannot predict the outcome or timing of this litigation.

The Company maintains an internal compliance program through which it from time to time identifies potential violations of laws and regulations applicable to the Company. When the Company identifies such matters, the Company conducts an internal investigation and otherwise cooperates with governmental authorities, as appropriate.

The Company has established reserves for matters where the Company believes that losses are probable and can be reasonably estimated. Other than the aggregate reserve established for claims for self-insured liabilities, none of those reserves are material. For matters, where the Company has not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. These matters are subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in the U.S. District Court for the District of New Jersey against Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court in Florida against Scott Sider on March 28, 2019, all of whom were former executive officers of Old Hertz Holdings. The complaints predominantly allege breach of contract and seek repayment of incentive-based compensation received by the defendants in connection with restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The Company is also seeking recovery for

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
the costs of the SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. In October 2019, the Company entered into a confidential Settlement Agreement with Elyse Douglas. In September and October 2020, the judge in the New Jersey action entered orders requiring the parties and applicable insurers to attend and participate in mediation. The attorneys in the Florida action voluntarily agreed to participate in the same mediation which was held on November 30, 2020. The mediation was unsuccessful, but settlement discussions continued and, on April 14, 2021, the Bankruptcy Court approved a Settlement Agreement between the Company and Scott Sider. Discovery and depositions are continuing in the New Jersey action. The Florida action is now closed. Pursuant to the agreements governing the separation of Herc Holdings from Hertz Global that occurred on June 30, 2016, Herc Holdings is entitled to 15% of the net proceeds of any repayment or recovery.

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

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the full amount outstanding under the 2019 Master Loan was deemed uncollectible, resulting in a charge of $133 million during the second quarter of 2020. Additionally, the loan due to an affiliate, which represents a tax-related liability from Hertz to Hertz Holdings, in the amount of $65 million was classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet of Hertz as of December 31, 2020. On the Effective Date, the $65 million tax-related liability from Hertz to Hertz Holdings was reinstated and classified as due to affiliate in the accompanying consolidated balance sheet of Hertz as of June 30, 2021. See Note 17, "Liabilities Subject to Compromise."

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

In May 2021, upon expiration of the New Loan, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $25 million with an expiration in May 2022 (the "2021 Master Loan"), where amounts outstanding under the New Loan were transferred to the 2021 Master Loan. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of December 31, 2020, there was $1 million outstanding under the 2021 Master Loan representing advances and any accrued but unpaid interest. On June 30, 2021, in connection with the Chapter 11 Emergence, the ATM Program contribution from Hertz Global, as discussed in Note 10, Equity, Mezzanine Equity and Earnings (Loss) Per Share – Hertz Global, was used to settle amounts outstanding under the New Loan.

767 Auto Leasing LLC

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with the Icahn Group, a related party during the first half of 2020 until all owned shares of Hertz Global common stock were divested in May 2020, the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sells vehicles to third parties. Hertz leases the vehicles purchased by 767 under the 767 Lease Agreement or from third parties, under a mutually developed fleet plan and Hertz manages, services, repairs, sells and maintains those leased vehicles on behalf of 767. Hertz currently rents the leased vehicles to drivers of transportation network companies ("TNC") from rental counters within locations leased or owned by affiliates of 767, including locations operated under a master lease agreement with The Pep Boys – Manny, Joe & Jack. The 767 Lease Agreement had an initial term, as extended, of approximately 22 months, and is subject to automatic six month renewals thereafter, unless terminated by either party (with or without cause) prior to the start of any such six month renewal.

767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp. ("AEPC"), an entity affiliated with Carl C. Icahn and his affiliates. During the three and six months ended June 30, 2021, 767 distributed $5 million and $15 million, respectively, to AEPC along with the return of certain vehicles, and there were no cash contributions from AEPC to 767. There were no cash distributions or contributions to or from AEPC during the three and six months ended June 30, 2020, except for certain services. The parties have agreed that the 767 Lease Agreement will terminate effective October 31, 2021, and that in connection with the wind-down Hertz will purchase certain of the 767 leased vehicles for continued rental as part of Hertz’s TNC rental fleet.

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

Note 16—Segment Information

The Company’s CODM assesses performance and allocates resources based upon the financial information for the Company’s operating segments. The Company aggregates certain of its operating segments into its reportable segments. In the second quarter of 2021, in connection with the Chapter 11 Emergence as disclosed in Note 1, "Background," and changes in how the Company's CODM regularly reviews operating results and allocates resources, the Company revised its reportable segments to include Canada, Latin America and the Caribbean in its Americas Rental Car ("Americas RAC") reportable segment, which were previously included in its International Rental Car ("International RAC") reportable segment. Accordingly, prior periods have been restated to conform with the revised presentation. The Company has identified two reportable segments, which are organized based on the products and services provided by its operating segments and the geographic areas in which its operating segments conduct business, as follows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
•Americas RAC – rental of vehicles (cars, crossovers, vans and light trucks), as well as sales of value-added services, in the U.S., Canada, Latin America and the Caribbean;

•International RAC – rental and leasing of vehicles (cars, vans, crossovers and light trucks), as well as sales of value-added services, internationally and consists primarily of the Company's Europe operating segment and other international operating segments, which are aggregated into a reportable segment based primarily upon similar economic characteristics, products and services, customers, delivery methods and general regulatory environments; and

In addition to the above reportable segments, the Company has corporate operations ("Corporate") which includes general corporate assets and expenses and certain interest expense (including net interest on non-vehicle debt). Corporate includes other items necessary to reconcile the reportable segments to the Company's total amounts.

The following tables provide significant statements of operations and balance sheet information by reportable segment for each of Hertz Global and Hertz, as well as Adjusted EBITDA, the measure used to determine segment profitability.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Revenues
Americas RAC	$1,643	$543	$2,610	$1,964
International RAC	230	125	415	452
Total reportable segments	1,873	668	3,025	2,416
All other operations(1)	—	164	136	339
Total Hertz Global and Hertz	$1,873	$832	$3,161	$2,755
Depreciation of revenue earning vehicles and lease charges
Americas RAC	$80	$419	$290	$893
International RAC	36	70	69	147
Total reportable segments	116	489	359	1,040
All other operations(1)(2)	—	120	—	245
Total Hertz Global and Hertz	$116	$609	$359	$1,285
Adjusted EBITDA
Americas RAC	$664	$(485)	$690	$(690)
International RAC	(1)	(112)	(9)	(150)
Total reportable segments	663	(597)	681	(840)
All other operations(1)	—	23	13	48
Corporate	(24)	(13)	(52)	(38)
Total Hertz Global and Hertz	$639	$(587)	$642	$(830)

(1)    Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures."
(2)    The decrease in depreciation of revenue earning vehicles and lease charges during the six months ended June 30, 2021, is due to the suspension of depreciation for the Donlen business while classified as held for sale, prior to closing on March 30, 2021, as disclosed in Note 3, "Divestitures."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(In millions)	June 30, 2021	December 31, 2020
Total assets
Americas RAC	$13,178	$11,325
International RAC	3,128	2,673
Total reportable segments	16,306	13,998
All other operations(1)	—	1,818
Corporate	2,701	1,092
Total Hertz Global(2)	19,007	16,908
Corporate - Hertz(3)	—	(28)
Total Hertz(2)	$19,007	$16,880

(1) Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures." At December 31, 2020, includes $1.8 billion of Donlen's assets which were classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.
(2)     The consolidated total assets of Hertz Global and Hertz as of June 30, 2021 and December 31, 2020 include total assets of VIEs of $808 million and $511 million, respectively, which can only be used to settle obligations of the VIEs. See "Special Purpose Entities" in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 15, "Related Party Transactions," for further information.
(3)    Excludes net proceeds of $28 million from an open market sale of Hertz Global common stock completed in June 2020, which is included in non-vehicle restricted cash in the accompanying unaudited condensed consolidated balance sheets at December 31, 2020.

Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Adjusted EBITDA:
Americas RAC	$664	$(485)	$690	$(690)
International RAC	(1)	(112)	(9)	(150)
Total reportable segments	663	(597)	681	(840)
All other operations(1)	—	23	13	48
Corporate(2)	(24)	(13)	(52)	(38)
Total Hertz Global	639	(587)	642	(830)
Adjustments:
Non-vehicle depreciation and amortization	(50)	(57)	(104)	(110)
Non-vehicle debt interest, net(3)	(91)	(44)	(135)	(101)
Vehicle debt-related charges(4)	(26)	(15)	(54)	(24)
Restructuring and restructuring related charges(5)	(37)	(41)	(50)	(47)
Technology-related intangible and other asset impairments(6)	—	(193)	—	(193)
Information technology and finance transformation costs(7)	(4)	(8)	(10)	(25)
Reorganization items, net(8)	(633)	(23)	(677)	(23)
Pre-reorganization charges and non-debtor financing charges(9)	(17)	(45)	(40)	(45)
Gain from the Donlen Sale(10)	8	—	400	—
Other items(11)	(4)	(31)	80	(7)
Income (loss) before income taxes	$(215)	$(1,044)	$52	$(1,405)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Adjusted EBITDA:
Americas RAC	$664	$(485)	$690	$(690)
International RAC	(1)	(112)	(9)	(150)
Total reportable segments	663	(597)	681	(840)
All other operations(1)	—	23	13	48
Corporate(2)	(24)	(13)	(52)	(38)
Total Hertz Global	639	(587)	642	(830)
Adjustments:
Non-vehicle depreciation and amortization	(50)	(57)	(104)	(110)
Non-vehicle debt interest, net(3)	(91)	(43)	(135)	(99)
Vehicle debt-related charges(4)	(26)	(15)	(54)	(24)
Restructuring and restructuring related charges(5)	(37)	(41)	(50)	(47)
Technology-related intangible and other asset impairments(6)	—	(193)	—	(193)
Write-off of intercompany loan(12)	—	(133)	—	(133)
Information technology and finance transformation costs(7)	(4)	(8)	(10)	(25)
Reorganization items, net(8)	(469)	(23)	(513)	(23)
Pre-reorganization charges and non-debtor financing charges(9)	(17)	(45)	(40)	(45)
Gain from the Donlen Sale(10)	8	—	400	—
Other items(11)	(4)	(31)	80	(7)
Income (loss) before income taxes	$(51)	$(1,176)	$216	$(1,536)

(1)Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures."
(2)Represents other reconciling items primarily consisting of general corporate expenses, non-vehicle interest expense, as well as other business activities.
(3)In 2021 includes $8 million of loss on extinguishment of debt associated with the payoff and termination of the HIL Credit Agreement. See Note 6, "Debt," for further information.
(4)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(5)Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. See Note 8, "Restructuring," for further information. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives.
(6)Represents the impairment of technology-related intangible assets and capitalized cloud computing implementation costs, as disclosed in Note 5, "Goodwill and Intangible Assets, Net."
(7)Represents costs associated with the Company’s information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company’s systems and processes.
(8)Represents charges incurred associated with the filing of and the emergence from the Chapter 11 Cases, as disclosed in Note 18, "Reorganization Items, Net."
(9)Represents charges incurred prior to the filing of the Chapter 11 Cases, as disclosed in Note 1, "Background," which are comprised of preparation charges for the reorganization, such as professional fees. Also, includes certain non-debtor financing and professional fee charges.
(10)Represents the net gain from the sale of the Company's Donlen business on March 30, 2021 as disclosed in Note 3, "Divestitures."
(11)Represents miscellaneous items, including non-cash stock-based compensation charges, and amounts attributable to noncontrolling interests. For 2021, also includes $100 million associated with the suspension of depreciation during the first quarter for the Donlen business while classified as held for sale, partially offset by letter of credit fees recorded in the first half of the year and charges for a multiemployer pension plan withdrawal liability recorded in the first quarter. For 2020, also includes a $20 million gain on the sale of non-vehicle capital assets, which was recorded in the first quarter, partially offset by second quarter charges of $18 million for losses associated with certain vehicle damages.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
(12)Represents the write-off of the 2019 Master Loan between Hertz and Hertz Holdings, as disclosed in Note 13, "Related Party Transactions."

Note 17—Liabilities Subject to Compromise

As a result of the Chapter 11 Emergence and implementation of the Plan of Reorganization, the Company reinstated certain liabilities that had been classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020. The following table represents the reinstatement of liabilities subject to compromise, which include pre-petition liabilities that were allowed to be or that were estimated to be allowed as claims in the Chapter 11 Cases.

(In millions)	June 30, 2021
To be reinstated on the Effective Date:
Accounts payable	$257
Accrued liabilities	99
Accrued taxes, net	14
Liabilities to be reinstated - Hertz Global	370
Stockholder's equity - Due to affiliate - Hertz	65
Liabilities to be reinstated - Hertz	$435

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2020 includes amounts classified as liabilities subject to compromise, which represented pre-petition liabilities the Company anticipated would be allowed as claims in the Chapter 11 Cases. These amounts represented the Debtors' current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases.

The following table summarizes liabilities subject to compromise as of December 31, 2020.

(In millions)	December 31, 2020
Accounts payable	$267
Accrued liabilities(1)	166
Accrued taxes, net	19
Accrued interest on debt subject to compromise	70
Debt subject to compromise(2)	4,443
Liabilities subject to compromise - Hertz Global	4,965
Due from affiliate - Hertz(3)	65
Liabilities subject to compromise - Hertz	$5,030

(1)    Includes $24 million of U.S. pension benefit obligation reported as liabilities subject to compromise as of December 31, 2020.
(2)    See Note 6, "Debt," for details of pre-petition, non-vehicle debt reported as liabilities subject to compromise as of December 31, 2020.
(3)    See Note 15, "Related Party Transactions," for details of a pre-petition intercompany loan due to an affiliate reported as liabilities subject to compromise as of December 31, 2020.

Note 18—Reorganization Items, Net

The Debtors have incurred incremental costs as a result of the Chapter 11 Cases and settlement of liabilities under the Plan of Reorganization which have been recorded as reorganization items, net in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021 and 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following tables summarize reorganization items, net:

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Professional fees and other bankruptcy related costs	$199	$23	$257	$23
Loss on extinguishment of debt(1)	191	—	191	—
Backstop fee	164	—	164	—
Breakup fee(2)	77	—	77	—
Contract settlements	25	—	25	—
Cancellation of share-based compensation grants(3)	(10)	—	(10)	—
Net gain on settlement of liabilities subject to compromise	(11)	—	(22)	—
Other, net	(2)	—	(5)	—
Reorganization items, net	$633	$23	$677	$23

Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Professional fees and other bankruptcy related costs	$199	$23	$257	$23
Loss on extinguishment of debt(1)	191	—	191	—
Breakup fee(2)	77	—	77	—
Contract settlements	25	—	25	—
Cancellation of share-based compensation grants(3)	(10)	—	(10)	—
Net gain on settlement of liabilities subject to compromise	(11)	—	(22)	—
Other, net	(2)	—	(5)	—
Reorganization items, net	$469	$23	$513	$23

(1) Includes loss on extinguishment of debt resulting from the implementation of the Plan of Reorganization on the Effective Date. Primarily composed of write offs of unamortized deferred loan origination costs and early termination fees associated with terminated debt agreements. See Note 6, "Debt," for further information.
(2)    Breakup fee paid to prior plan sponsors Centerbridge Partners, L.P., Warburg Pincus LLC, Dundon Capital Partners, LLC and certain of their respective affiliates and certain holders of the Senior Notes upon Emergence in accordance with an Equity Purchase and Commitment and Agreement entered into on April 3, 2021 which was subsequently terminated.
(3)    See Note 12, Stock-Based Compensation for further details.

Cash payments during the three and six months ended June 30, 2021 totaled $422 million and $480 million, respectively. The Company incurred $175 million of charges during the year ended December 31, 2020 comprised primarily of professional fees, of which $102 million was paid as of December 31, 2020 and $46 million and $19 million were unpaid and recorded in accrued liabilities and accounts payable, respectively, in the accompanying unaudited condensed consolidated balance sheet.

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

This MD&A should be read in conjunction with the MD&A presented in our 2020 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

OUR COMPANY

Hertz Holdings was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns Hertz, Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. In addition to vehicle rental, we provided integrated vehicle leasing and fleet management solutions through our Donlen subsidiary, which was sold on March 30, 2021. We operate our vehicle rental business globally from company-owned, licensee and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Caribbean, the Middle East and New Zealand.

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Impact of COVID-19 on our Business

In March 2020, the World Health Organization declared COVID-19 a pandemic, affecting multiple global regions. The impact of this pandemic has been extensive in many aspects of society, which has resulted in significant disruptions to the global economy, as well as businesses around the world. In an effort to halt the spread of COVID-19, many governments around the world placed significant restrictions on travel, individuals voluntarily reduced their air and other travel in attempts to avoid the outbreak, and many businesses announced closures and imposed travel restrictions. In 2021, individuals across the globe have increasingly gained access to COVID-19 vaccinations, particularly in the U.S., resulting in COVID-19 case declines in many countries around the world. Many of the government-imposed restrictions have been lifted or eased, and travel, particularly domestic leisure travel, has experienced a strong rebound. However, beginning in late second quarter of 2021, stronger variants of the COVID-19 virus have begun to spread in many countries. There remains continued uncertainty about the duration of the negative impact from COVID-19 and the length and scope of travel restrictions and business closures that may be imposed by governments of impacted countries or voluntarily undertaken by individuals and private businesses.

Voluntary Petitions for Bankruptcy and Emergence

On May 22, 2020, the Debtors filed Petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases were jointly administered for procedural purposes only under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW). On May 14, 2021, the Debtors filed the Plan of Reorganization, and the solicitation version of the Supplement to the Disclosure Statement which was approved by the Bankruptcy Court on May 14, 2021. On June 10, 2021, the Plan of Reorganization was confirmed by the Bankruptcy Court. On June 30, 2021, the Effective Date, the Plan of Reorganization became effective in accordance with its terms and the Debtors emerged from Chapter 11. Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

website administered by Prime Clerk. The information on this website is not incorporated by reference and does not constitute part of this Quarterly Report on Form 10-Q.

On the Effective Date, as a result of the Plan of Reorganization, we received cash proceeds of $7.5 billion comprised of:
•$2.8 billion from the purchase of Hertz Global common stock by the Plan Sponsors and certain other investment funds and entities;
•$1.6 billion from the purchase of Hertz Global common stock pursuant to the Rights Offering;
•$1.5 billion (less a 2% upfront discount and stock issuance fees) from the purchase of preferred stock of reorganized Hertz Global by Apollo; and
•$1.5 billion in proceeds from the Term Loans.

Such cash proceeds were used, in part, to provide payments to our stakeholders pursuant to the terms of the Plan of Reorganization as follows:
•the holders of administrative, priority and secured claims received payment in cash in full;
•the holders of the approximately $1.0 billion of obligations owed with respect to the DIP Credit Agreement received payment in cash in full;
•the holders of the Senior Term Loan, Senior RCF and Letter of Credit Facility received payment in cash in full with respect to all non-contingent liquidated claims;
•the holders of claims with respect to the Senior Second Priority Secured Notes received payment in cash in full;
•the holders of the €725 million European Vehicle Notes received payment in cash in full;
•the holders of the €257 million Second HIL Credit Agreement received payment in cash in full;
•the holders of claims with respect to the Senior Notes and the holders of claims with respect to the Alternative Letter of Credit Facility received payment in cash with respect to (i) all remaining principal, (ii) accrued and unpaid interest as of the Petition Date at the contract rate, and (iii) accrued and unpaid interest from the Petition Date to the Effective Date at the federal judgment rate (at such rate in effect as of the Petition Date), subject to the rights of creditors (if any) to bring a claim for the payment of additional interest and/or premiums; and
•the holders of general unsecured claims will receive payment in cash in full plus interest at the federal judgment rate from the Petition Date to the date of payment (at such rate in effect as of the Petition Date), subject to the rights of creditors to bring a claim for payment of additional interest.

All of the Hertz Global equity interests existing as of the Effective Date were cancelled on such date in accordance with the Plan of Reorganization with existing equity holders receiving (i) cash in the amount of $1.53 per share of existing interests, (ii) their pro rata share of three percent of the common shares of reorganized Hertz Global, subject to dilution, and (iii) either new 30-year Public Warrants, for in the aggregate of up to 18% of reorganized Hertz Global common stock issued and outstanding on the Effective Date, subject to dilution and certain conditions, or subscription rights to participate in the Rights Offering as discussed below.

In accordance with the Plan of Reorganization, Hertz Global commenced a Rights Offering, under which eligible holders of Hertz Global's common stock and certain eligible holders of the Senior Notes and lenders under the Alternative Letter of Credit Facility could purchase up to $1.6 billion of shares of the reorganized Hertz Global common stock at a purchase price of $10.00 per share. Pursuant to the EPCA, the Backstop Parties agreed to purchase all unsubscribed shares in the Rights Offering. The final expiration date for the Rights Offering occurred on June 15, 2021, with eligible holders subscribing to purchase 127,362,114 shares (approximately $1.3 billion), with the Backstop Parties to purchase the remaining 36,137,887 shares (approximately $361 million). Hertz Global closed the Rights Offering upon emergence from the Chapter 11 Cases on June 30, 2021. Pursuant to the terms of the EPCA, the Backstop Parties received a backstop fee equal in amount of $164 million (payable in shares of reorganized Hertz Global common stock valued at $10.00 per share).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global issued 1,500,000 shares of Series A Preferred Stock to Apollo and received gross proceeds of $1.5 billion, less a 2% upfront discount and stock issuance fees.

On the Effective Date, in accordance with the Plan of Reorganization and the Public Warrant Agreement, reorganized Hertz Global issued 89,049,029 Public Warrants, subject to certain conditions. The Public Warrants are exercisable from the date of issuance until June 30, 2051 at which time all unexercised Public Warrants will expire and the rights of the holders of such expired Public Warrants will terminate. The Public Warrants have an initial exercise price of $13.80 and are subject to adjustment from time to time upon the occurrence of any payments of cash dividends and certain dilutive events.

On the Effective Date, reorganized Hertz entered into the First Lien Credit Agreement that provides for an aggregate amount of $2.8 billion comprised of the First Lien RCF in an aggregate committed amount of $1.3 billion plus Term Loans in an aggregate principal amount of $1.5 billion. Additionally, reorganized Hertz entered into a new HVF III ABS facility in an aggregate of $6.8 billion comprised of variable funding notes with a principal amount up to $2.8 billion and medium term notes in an aggregate principal amount of $4.0 billion.

For additional information about our on restructured debt and equity, see Note 6, "Debt," and Note 10, "Equity, Mezzanine Equity and Earnings (Loss) Per Share – Hertz Global," in Part 1, Item 1 of this Quarter Report on Form 10-Q.

In 2021, as a result of our actions to continue to eliminate costs, we (i) initiated a restructuring program in our International RAC segment; and (iii) decreased our vehicle expenditures $820 million, or 17%, in the six months ended June 30, 2021 compared to the 2020 period; and (iv) reduced our capital expenditures by $5 million, or 38%, and by $55 million, or 76%, in the three and six months ended June 30, 2021, respectively, compared to the 2020 periods. We continue to review our cost structure and fleet size to align with expected rental car volumes, including in response to increases in travel as indicated by traveler throughput increases beginning in March 2021 and steadily rising thereafter, as measured by the U.S. Transportation Security Administration.

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

Our revenues are primarily derived from rental and related charges and consist of worldwide vehicle rental revenues from all company-operated vehicle rental operations, including charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and revenues associated with value-added services, including the sale of loss or collision damage waivers, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and other products and fees.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Also included are ancillary revenues associated with retail vehicle sales and certain royalty fees from our franchisees (such fees are less than 2% of total revenues each period).
We also had revenues from vehicle leasing and fleet management services by our Donlen business, which was sold on March 30, 2021.

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
•Depreciation and amortization expense relating to non-vehicle assets;
•Selling, general and administrative expense ("SG&A"), which includes advertising costs and administrative personnel costs, along with costs for information technology and finance transformation programs;
•Interest expense, net; and
•Reorganization items, net, which includes charges associated with the Chapter 11 Cases, primarily professional fees.

Our Reportable Segments

In the second quarter of 2021, in connection with the Chapter 11 Emergence, and changes in how our CODM regularly reviews operating results and allocates resources, we revised our reportable segments to include Canada, Latin America and the Caribbean in our Americas RAC reportable segment, which were previously included in our International RAC reportable segment. Accordingly, prior periods have been restated to conform with the revised presentation. We have identified two reportable segments, which are organized based on the products and services provided by our operating segments and the geographic areas in which our operating segments conduct business, as follows:
•Americas RAC – Rental of vehicles, as well as sales of value-added services, in the U.S., Canada, Latin America and the Caribbean;
•International RAC – Rental and leasing of vehicles, as well as sales of value-added services, internationally and consists primarily of our Europe operating segment and other international operating segments, which are aggregated into a reportable segment based primarily upon similar economic characteristics, products and services, customers, delivery methods and general regulatory environments.

In addition to the above reportable segments, we have corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

Seasonality

Our vehicle rental operations are a seasonal business, with decreased levels of business in the winter months and heightened activity during the spring and summer months ("our peak season") for the majority of countries where we generate our revenues. To accommodate increased demand, we typically increase our available fleet and staff during the second and third quarters of the year. However the continuing semiconductor microchip manufacturing shortage (the "Chip Shortage") has impacted our ability to obtain a sufficient supply of new vehicles to align with rental demands and may continue to do so through the first quarter of 2022. The Chip Shortage may result in increased vehicle acquisition costs. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including utilization initiatives and the use of our information technology systems, to help manage our variable costs. We also maintain a flexible workforce, with a significant number of part-time and seasonal workers. Certain operating expenses, including real estate taxes, rent,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand. During the first half of 2021, the Bankruptcy Court approved the rejection of the real property leases with respect to 278 off airport locations and 34 airport locations with unexpired leases were authorized by the Bankruptcy Court for rejection in our Americas RAC segment.

Three and Six Months Ended June 30, 2021 Operating Overview

The global COVID-19 pandemic began to lessen its impact on airline travel in the second quarter of 2021. U.S. airline travel saw traveler throughput increase, as measured by the U.S. Transportation Security Administration, beginning in March 2021 and continuing to rise in the second quarter of 2021, which generated increased demand for rental vehicles and improved pricing across the industry. This increase in travel demand appears to be accelerating into the third quarter as reflected in Total RPD and Transaction Days. Consequently, we expect increased demand and improved pricing to continue in the remainder of 2021, particularly as anticipated increases in business travel begin to compliment the recent increases in leisure travel, absent an adverse impact from a COVID-19 resurgence such as may occur as a result of the delta variant or some other more virulent strain.

The following charts provide several key factors influencing our results for the three and six months ended June 30, 2021 and 2020.

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

Critical Accounting Estimates

The continued uncertainty of the impact from COVID-19 could have a material impact to certain critical accounting estimates, and as a result, may have an adverse impact on our future operating results.

Revenue Earning Vehicles

Our principal assets are revenue earning vehicles, which represent approximately 50% of our total assets as of June 30, 2021. As a result of a semiconductor microchip manufacturing shortage and associated impacts to residual values, changes in these variables could cause a material change in our estimates regarding depreciation expense.

Recoverability of Goodwill and Indefinite-lived Intangible Assets

We test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis on an annual basis, as of October 1, and at interim periods when circumstances require as a result of a triggering event, as defined by Topic 350.

As of March 31, 2021, we quantitatively tested the recoverability of our goodwill and indefinite-lived intangible assets in our International RAC segment due to continued adverse impacts from COVID-19 and our reduction in cash flow projections. Based on the quantitative tests, no impairments were recorded in the first quarter of 2021. However, the fair value of certain tradenames, which are indefinite-lived intangible assets, were in excess by 6% of the carrying value of $540 million.

As of June 30, 2021, we determined that the projected revenues, expenses and cash flows, reflecting the expected duration and extent of impact to its business, customers, economy and the travel industry from COVID-19, and the impact of the Chapter 11 Cases, were materially consistent with the assumptions utilized in our March 31, 2021 quantitative impairment assessment. As a result of the foregoing considerations, along with the consideration of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

other indicators noted in Topic 350, we concluded there were no indicators of impairment triggered for our Americas RAC or International RAC segments in the second quarter of 2021.

Deterioration in the general economic conditions in the travel industry, our cash flows and our ability to obtain future financing to maintain our fleet or the weighted average cost of capital assumptions may result in an impairment charge to earnings in future quarters. We will continue to closely monitor actual results versus our expectations, market events or conditions, including the impact of COVID-19 on our business and the travel industry, and the resulting impact to our assumptions about future estimated cash flows and the weighted average cost of capital. If our expectations of our operating results, both in magnitude or timing, do not materialize, or if our weighted average cost of capital increases, we may be required to record goodwill and indefinite-lived intangible asset impairment charges, which could be material.

Subrogation Receivables

The continued uncertainty of impacts from COVID-19 could result in a deterioration of the credit worthiness of our customers and third-parties regarding our subrogation receivables, and as a result we could incur material write-offs or a reduction in future collections.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ In millions)	2021	2020		2021	2020
Total revenues	$1,873	$832	NM	$3,161	$2,755	15%
Direct vehicle and operating expenses	946	652	45	1,724	1,845	(7)
Depreciation of revenue earning vehicles and lease charges	116	609	(81)	359	1,285	(72)
Non-vehicle depreciation and amortization	50	57	(12)	104	110	(5)
Selling, general and administrative expenses	172	164	5	321	368	(13)
Interest expense, net:
Vehicle	98	132	(26)	202	250	(19)
Non-vehicle	91	43	NM	135	99	36
Interest expense, net	189	175	8	337	349	(3)
Technology-related intangible and other asset impairments	—	193	(100)	—	193	(100)
Write-off of intercompany loan	—	133	(100)	—	133	(100)
Other (income) expense, net	(10)	2	NM	(13)	(15)	(16)
Reorganization items, net	469	23	NM	513	23	NM
(Gain) from the sale of a business	(8)	—	NM	(400)	—	NM
Income (loss) before income taxes	(51)	(1,176)	NM	216	(1,536)	NM
Income tax (provision) benefit	46	219	NM	(33)	224	NM
Net income (loss)	(5)	(957)	NM	183	(1,312)	NM
Net (income) loss attributable to noncontrolling interests	1	5	(78)	2	6	(66)
Net income (loss) attributable to Hertz	$(4)	$(952)	NM	$185	$(1,306)	NM
Adjusted Corporate EBITDA(a)	$639	$(587)	NM	$642	$(830)	NM
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Total revenues increased $1.0 billion in the second quarter of 2021 compared to 2020 due primarily from increased travel demand resulting from the easing of government-imposed travel restrictions, where there was an increase of $1.1 billion and $105 million in our Americas RAC and International RAC segments, respectively. Americas RAC revenues increased due primarily to higher volume and pricing. Excluding a $24 million fx impact, revenues for our International RAC segment increased $81 million due to higher pricing and volume, primarily in Australia.

DOE increased $295 million in the second quarter of 2021 compared to 2020 due primarily to an increase of $262 million and $36 million in our Americas RAC and International RAC segments, respectively. DOE in our Americas RAC segment increased due primarily to higher volume driven by increased travel demand, partially offset by a reduction in fixed costs. Excluding a $17 million fx impact, DOE in our International RAC segment increased $19 million due primarily to higher personnel costs due to restructuring initiatives and reductions in employee furloughs and associated government support across Europe and higher volume driven by the increased travel demand, partially offset by a reduction in fixed costs.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation of revenue earning vehicles and lease charges decreased $493 million in the second quarter of 2021 compared to 2020 due primarily to a decrease of $339 million, $120 million and $34 million in our Americas RAC segment, other operations and International RAC segment, respectively. The decrease in our Americas RAC segment is due primarily to a reduced fleet size in connection with our restructuring, the Chip Shortage affecting new vehicle production and strength in residual values, partially offset by the acquisition of used vehicles. The decrease in other operations was due to the sale of our Donlen business in the first quarter of 2021. Excluding a $3 million fx impact, depreciation decreased $37 million in our International RAC segment due primarily to the timing of the Second HIL Credit Agreement, a right sizing of the fleet, the Chip Shortage affecting new vehicle production and strength in residual values.

SG&A increased $8 million in the second quarter of 2021 compared to 2020 due primarily to increased marketing spend in our Americas RAC segment.

Vehicle interest expense, net decreased $34 million in the second quarter of 2021 compared to 2020 due primarily to lower debt levels primarily in our Americas RAC segment.

Non-vehicle interest expense, net increased $49 million in the second quarter of 2021 compared to 2020 due primarily to higher average interest rates primarily due to the DIP Credit Agreement which was entered into in the third quarter of 2020 and the loss on extinguishment related to the HIL Credit Agreement, partially offset by interest on certain non-vehicle debt being suspended as a result of filing the Chapter 11 Cases.

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

We had other income of $10 million for the second quarter of 2021 which was due in part to the gain on the sales of certain franchises in our Americas RAC segment compared to other expense of $2 million in the second quarter of 2020.

We incurred $469 million of net reorganization charges in the second quarter of 2021, primarily in our corporate operations, which was comprised primarily of professional fees associated with the Chapter 11 Cases, the loss on extinguishment of certain debt resulting from the implementation of the Plan of Reorganization, a prior plan sponsor breakup fee and other miscellaneous charges related to the implementation of the Plan of Reorganization. In the second quarter of 2020, we incurred $23 million of net reorganization charges in our corporate operations primarily for professional fees associated with the Chapter 11 Cases.

We recognized a pre-tax gain of $8 million in the second quarter of 2021 related to the sale of our Donlen business, which was completed in the first quarter of 2021 resulting from the finalization of certain post-closing adjustments in the second quarter of 2021.

The effective tax rate was 90% and 19% in the second quarter of 2021 and 2020, respectively, and we recorded a tax benefit of $46 million and $219 million in the second quarter of 2021 and 2020, respectively. The increase in the effective tax rate and decrease in tax benefit were primarily due to changes in our financial performance, changes in earnings of loss jurisdictions for which no tax benefit can be recognized and non-deductible reorganization costs, partially offset by the tax benefits associated with European restructuring initiatives.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Total revenues increased $407 million in the first half of 2021 compared to 2020 due primarily to an increase of $646 million in our Americas RAC segment, partially offset by a decrease of $37 million in our International RAC

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

segment. Americas RAC revenues increased due primarily to increased pricing resulting from increased travel demand and constraints on vehicles due to the Chip Shortage affecting new vehicle production. Excluding a $42 million fx impact, revenues for our International RAC segment decreased $79 million due to lower volume, partially offset by higher pricing in Australia.

DOE decreased $121 million in the first half of 2021 compared to 2020 due primarily to a decrease of $69 million and $57 million in our International RAC and Americas RAC segments, respectively. Excluding a $30 million fx impact DOE for International RAC decreased $98 million due to lower volume, lower personnel costs and lower fixed costs, partially offset by increases related to restructuring initiatives. The decrease in Americas RAC DOE was due primarily to lower fleet costs due to reduced fleet size, lower personnel costs due to market constraints and lower fixed costs resulting from cost-reduction initiatives.

Depreciation of revenue earning vehicles and lease charges decreased $926 million in the first half of 2021 compared to 2020 due to decreases of $603 million, $245 million and $78 million in our Americas RAC segment, other operations and International RAC segment, respectively. The decrease in our Americas RAC segment is due primarily to a reduction in fleet size due to the Chapter 11 Cases and the Chip Shortage affecting new vehicle production. The decrease in other operations was due to the sale of our Donlen business in the first quarter of 2021. Excluding a $6 million impact of fx, depreciation of revenue earning vehicles and lease charges for our International RAC segment decreased $84 million due primarily to right sizing the fleet and the Chip Shortage affecting new vehicle production.

SG&A decreased $46 million in the first half of 2021 compared to 2020 due primarily to lower marketing spend and lower personnel costs in our Americas RAC segment. Excluding a $6 million fx impact, SG&A in our International RAC segment decreased $15 million due primarily to lower personnel costs due to employee furloughs and government support across Europe related to COVID-19, partially offset by increases related to restructuring initiatives.

Vehicle interest expense, net decreased $48 million in the first half of 2021 compared to 2020 due primarily to lower debt levels, partially offset by higher market interest rates, primarily in our Americas RAC segment.
Non-vehicle interest expense, net increased $36 million in the first half of 2021 compared to 2020 due primarily to higher average interest rates primarily due to the DIP Credit Agreement which was entered into in the third quarter of 2020, partially offset by interest on certain non-vehicle debt being suspended as a result of filing the Chapter 11 Cases.

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

We had other income of $13 million in the first half of 2021 compared to other income of $15 million in the first half of 2020. Other income in 2021 was due in part to the gain on the sales of certain franchises in our Americas RAC segment. Other income in 2020 was comprised of a $20 million gain due to additional cash received from the sale of non-vehicle capital assets, which was completed in the fourth quarter of 2019, partially offset by $4 million in pension-related settlement charges.

We incurred $513 million of net reorganization charges in the first half of 2021, primarily in our corporate operations, which was comprised primarily of professional fees associated with the Chapter 11 Cases, the loss on extinguishment of certain debt resulting from the implementation of the Plan of Reorganization, a prior plan sponsor breakup fee and other miscellaneous charges related to the implementation of the Plan of Reorganization. In the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

first half of 2020, we incurred $23 million of net reorganization charges in our corporate operations primarily for professional fees associated with the Chapter 11 Cases.

The effective tax rate was 15% in the first half of 2021 and 2020, respectively. We recorded a tax provision of $33 million in the six months of 2021 compared to a tax benefit of $224 million in the six months of 2020. The increase in the tax provision in 2021 compared to 2020 was primarily due to changes in our financial performance, changes in earnings of loss jurisdictions for which no tax benefit can be recognized and non-deductible reorganization costs, partially offset by the tax benefits associated with European restructuring initiatives.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had $1 million and $2 million, respectively of interest expense, net for the second quarter and first half of 2020, respectively, that was incremental to the amounts shown for Hertz. These amounts represent interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statement of operations, but this amount is eliminated in consolidation for purposes of presenting Hertz Global.

Hertz Global had $164 million of reorganization items, net for the second quarter and first half of 2021, respectively, that was incremental to the amounts shown for Hertz. These amounts represent certain effects from the implementation of the Plan of Reorganization included in Hertz Global's unaudited condensed consolidated statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ In millions, except as noted)	2021	2020		2021	2020
Total revenues	$1,643	$543	NM	$2,610	$1,964	33%
Depreciation of revenue earning vehicles and lease charges	$80	$419	(81)	$290	$893	(68)
Direct vehicle and operating expenses	$793	$530	49	$1,434	$1,491	(4)
Direct vehicle and operating expenses as a percentage of total revenues	48%	98%		55%	76%
Non-vehicle depreciation and amortization	$43	$47	(8)	$87	$89	(2)
Selling, general and administrative expenses	$69	$64	9	$121	$182	(34)
Selling, general and administrative expenses as a percentage of total revenues	4%	12%		5%	9%
Vehicle interest expense	$77	$99	(22)	$149	$186	(20)
Reorganization items, net	$94	$(1)	NM	$80	$(1)	NM
Adjusted EBITDA	$664	$(485)	NM	$690	$(690)	NM
Transaction Days (in thousands)(b)	24,992	13,321	88	45,243	45,684	(1)
Average Vehicles (in whole units)(c)	350,122	517,973	(32)	325,364	526,247	(38)
Vehicle Utilization(c)	78%	28%		77%	48%
Total RPD (in whole dollars)(d)	$65.42	$37.95	72	$57.43	$41.50	38
Total RPU Per Month (in whole dollars)(e)	$1,557	$325	NM	$1,331	$600	NM
Depreciation Per Unit Per Month (in whole dollars)(f)	$76	$270	(72)	$149	$283	(47)
Percentage of program vehicles as of period end	5%	6%		5%	6%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Total Americas RAC revenues increased $1.1 billion in the second quarter of 2021 compared to 2020 due primarily to higher volume and pricing. The increase in Transaction Days was driven by volume increases in leisure and most business categories as government-imposed travel restrictions began to lift due to decreasing COVID-19 cases primarily across the U.S. The increase in Total RPD was due primarily to stronger pricing in leisure and most business categories resulting from increased pricing across the industry due to increased travel demand and industry-wide constraints on vehicles due to the Chip Shortage affecting new vehicle production during the second quarter of 2021. Airport revenues comprised 71% of total revenues for the segment in the second quarter of 2021 as compared to 40% in the second quarter of 2020, due primarily to the lifting of air travel restrictions discussed above.

Depreciation of revenue earning vehicles and lease charges for Americas RAC decreased $339 million in the second quarter of 2021 compared to 2020. Average Vehicles decreased due in part to a reduction in fleet size in connection with our restructuring and the Chip Shortage affecting new vehicle production, partially offset by the acquisition of used vehicles. Depreciation Per Unit Per Month decreased to $76 in the second quarter of 2021 compared to $270 in the second quarter of 2020 due primarily to strength in residual values.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for Americas RAC increased $262 million in the second quarter of 2021 compared to 2020 due primarily to higher volume driven by the increased travel demand discussed above, partially offset by lower facility costs due primarily to rent abatements and the consolidation of our off airport locations.

SG&A for Americas RAC increased $6 million in the second quarter of 2021 compared to 2020 due primarily to increased marketing spend as travel demand increased the lifting of air travel restrictions discussed above and the start of our peak season.

Vehicle interest expense for Americas RAC decreased $22 million in the second quarter of 2021 compared to 2020 due primarily lower debt levels resulting from vehicle dispositions associated with the Chapter 11 Cases.

Reorganization items, net for Americas RAC increased $95 million in the second quarter of 2021 compared to 2020 primarily due to the loss on extinguishment of certain vehicle debt resulting from the implementation of the Plan of Reorganization and certain contract-related charges.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Total Americas RAC revenues increased $646 million in the first half of 2021 compared to 2020 due primarily to higher pricing. The increase in Total RPD was driven primarily by increased pricing in leisure and most business categories resulting from increased pricing across the industry due to increase travel demand and industry-wide constraints on vehicles due to the Chip Shortage affecting new vehicle production. Airport revenues comprised 68% of total revenues for the segment in the first half of 2021 as compared to 58% in the first half of 2020, due primarily to the lifting of air travel restrictions that had been in place associated with COVID-19.

Depreciation of revenue earning vehicles and lease charges for Americas RAC decreased $603 million in the first half of 2021 compared to 2020. Average Vehicles decreased due primarily to a reduction in fleet size in connection with our restructuring and the Chip Shortage affecting new vehicle production. Depreciation Per Unit Per Month in the first half of 2021 decreased to $149 compared to $283 in the first half of 2020 due primarily to strength in residual values.

DOE for Americas RAC decreased $57 million in the first half of 2021 compared to 2020 due primarily to lower fleet costs due to a reduced fleet size, lower personnel costs due to market constraints and lower facilities costs resulting from cost-reduction initiatives.

SG&A for Americas RAC decreased $61 million in the first half of 2021 compared to 2020 due primarily to lower marketing and personnel costs due to cost-reduction initiatives.

Vehicle interest expense for Americas RAC decreased $37 million in the first half of 2021 compared to 2020 due primarily to lower debt levels resulting from vehicle dispositions associated with the Chapter 11 Cases.

Reorganization items, net for Americas RAC increased $81 million in the first half of 2021 compared to 2020 primarily due to the loss on extinguishment of certain vehicle debt resulting from the implementation of the Plan of Reorganization and certain contract-related charges.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2021	2020		2021	2020
Total revenues	$230	$125	84%	$415	$452	(8)%
Depreciation of revenue earning vehicles and lease charges	$36	$70	(48)	$69	$147	(53)
Direct vehicle and operating expenses	$154	$118	30	$279	$347	(20)
Direct vehicle and operating expenses as a percentage of total revenues	67%	95%		67%	77%
Non-vehicle depreciation and amortization	$4	$4	11	$9	$9	(7)
Selling, general and administrative expenses	$40	$36	11	$70	$79	(11)
Selling, general and administrative expenses as a percentage of total revenues	17%	29%		17%	17%
Vehicle interest expense	$21	$22	(4)	$41	$41	1
Reorganization items, net	$12	$—	NM	$12	$—	NM
Adjusted EBITDA	$(1)	$(112)	(99)	$(9)	$(150)	(94)
Transaction Days (in thousands)(b)	4,893	3,900	25	9,291	11,964	(22)
Average Vehicles (in whole units)(c)	71,044	114,405	(38)	69,019	123,226	(44)
Vehicle Utilization(c)	76%	37%		74%	53%
Total RPD (in whole dollars)(d)	$47.07	$35.54	32	$44.81	$41.90	7
Total RPU Per Month (in whole dollars)(e)	$1,081	$404	NM	$1,005	$678	48
Depreciation Per Unit Per Month (in whole dollars)(f)	$174	$227	(23)	$169	$222	(24)
Percentage of program vehicles as of period end	36%	38%		36%	38%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Total revenues for International RAC increased $105 million in the second quarter of 2021 compared to 2020 due to higher pricing and volume. Excluding a $24 million fx impact, revenues increased $81 million due primarily to higher pricing across most leisure categories, primarily in Australia, and higher volume across most leisure and business categories as government-imposed travel restrictions were eased resulting in increased travel demand.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $34 million in the second quarter of 2021 compared to 2020. Excluding a $3 million fx impact, depreciation decreased $37 million. Average Vehicles for International RAC decreased due primarily to a reduction in fleet size due to timing of the Second HIL Credit Agreement, right sizing of the fleet and the Chip Shortage affecting new vehicle production. Depreciation Per Unit Per Month for International RAC decreased to $174 for the second quarter of 2021 compared to $227 in 2020 due to the strength in residual values.

DOE for International RAC increased $36 million in the second quarter of 2021 compared to 2020. Excluding a $17 million fx impact, DOE increased $19 million due primarily to higher personnel costs due to restructuring initiatives and reductions in employee furloughs and associated government support across Europe and higher volume driven by the increased travel demand discussed above, partially offset by lower facility costs resulting from cost-reduction initiatives.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A for International RAC increased $4 million in the second quarter of 2021 compared to 2020. Excluding a $3 million fx impact, SG&A increased $1 million due primarily to higher personnel costs due to restructuring initiatives.

Reorganization items, net for International RAC increased $12 million in the second quarter of 2021 compared to 2020 primarily due to advisory fees related to debt refinancings and the loss on extinguishment of the European Vehicle Notes resulting from the implementation of the Plan of Reorganization.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Total revenues for International RAC decreased $37 million in the first half of 2021 compared to 2020 due primarily to lower volume, partially offset by higher pricing. Transactions Days decreased 22% and Total RPD increased 7%. Excluding a $42 million fx impact, revenues decreased $79 million due to lower volume across most leisure and business categories driven by continued impact of COVID-19, partially offset by higher volume in all business categories in Australia. Volume declines were partially offset by higher pricing across most leisure and business categories, primarily in Australia.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $78 million in the first half of 2021 compared to 2020. Excluding a $6 million fx impact, depreciation decreased $84 million. Average Vehicles for International RAC decreased due to right sizing of the fleet and the Chip Shortage affecting new vehicle production. Depreciation Per Unit Per Month for International RAC decreased to $169 in the first half of 2021 compared to $222 in 2020 due to strength in residual values.

DOE for International RAC decreased $69 million in the first half of 2021 compared to 2020. Excluding a $30 million fx impact, DOE decreased $98 million due primarily to lower volume driven by the impact from COVID-19 on total revenues for the first half of 2021 described above, lower personnel costs due to government support across Europe related to COVID-19 and lower facilities costs resulting from cost-reduction initiatives, partially offset by increases related to restructuring initiatives.

SG&A for International RAC decreased $9 million in the first half of 2021 compared to 2020. Excluding a $6 million fx impact, SG&A decreased $15 million due primarily to lower personnel costs due to employee furloughs and government support across Europe related to COVID-19, partially offset by increases related to restructuring initiatives.

Reorganization items, net for International RAC increased $12 million in the first half of 2021 compared to 2020 primarily due to advisory fees related to debt refinancings and the loss on extinguishment of the European Vehicle Notes resulting from the implementation of the Plan of Reorganization.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income (loss) attributable to Hertz	$(4)	$(952)	$185	$(1,306)
Adjustments:
Income tax provision (benefit)	(46)	(219)	33	(224)
Non-vehicle depreciation and amortization	50	57	104	110
Non-vehicle debt interest, net(1)	91	43	135	99
Vehicle debt-related charges(2)	26	15	54	24
Restructuring and restructuring related charges(3)	37	41	50	47
Technology-related intangible and other asset impairment(4)	—	193	—	193
Write-off of intercompany loan(5)	—	133	—	133
Information technology and finance transformation costs(6)	4	8	10	25
Reorganization items, net(7)	469	23	513	23
Pre-reorganization and non-debtor financing charges(8)	17	45	40	45
Gain from the Donlen Sale(9)	(8)	—	(400)	—
Other items(10)	3	26	(82)	1
Adjusted Corporate EBITDA	$639	$(587)	$642	$(830)

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income (loss) attributable to Hertz Global	$(168)	$(847)	$21	$(1,203)
Adjustments:
Income tax provision (benefit)	(46)	(192)	33	(196)
Non-vehicle depreciation and amortization	50	57	104	110
Non-vehicle debt interest, net(1)	91	44	135	101
Vehicle debt-related charges(2)	26	15	54	24
Restructuring and restructuring related charges(3)	37	41	50	47
Technology-related intangible and other asset impairment(4)	—	193	—	193
Information technology and finance transformation costs(6)	4	8	10	25
Reorganization items, net(7)	633	23	677	23
Pre-reorganization and non-debtor financing charges(8)	17	45	40	45
Gain from the Donlen Sale(9)	(8)	—	(400)	—
Other items(10)	3	26	(82)	1
Adjusted Corporate EBITDA	$639	$(587)	$642	$(830)

(1)In 2021 includes $8 million of loss on extinguishment of debt associated with the payoff and termination of the HIL Credit Agreement. See Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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
(4)Represents the impairment of technology-related intangible assets and capitalized cloud computing implementation costs, as disclosed in Note 5, "Goodwill and Intangible Assets, Net," in Part I, Item 1 of this Quarterly Report on Form 10-Q.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(5)Represents the write-off of the 2019 Master Loan between Hertz and Hertz Holdings, as disclosed in Note 15, "Related Party Transactions," in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(6)Represents costs associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize our systems and processes.
(7)Represents charges incurred associated with the filing of and the emergence from the Chapter 11 Cases, as discussed in Note 18, "Reorganization Items, Net," in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(8)Represents charges incurred prior to the filing of the Chapter 11 Cases, as disclosed in Note 1, "Background," in Part I, Item 1 of this Quarterly Report on Form 10-Q, which are comprised of preparation charges for the reorganization, such as professional fees. Also, includes certain non-debtor financing and professional fee charges.
(9)Represents the net gain from the sale of our Donlen business on March 30, 2021 as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(10)Represents miscellaneous items, including non-cash stock-based compensation charges and amounts attributable to noncontrolling interests. For 2021, also includes $100 million associated with the suspension of depreciation during the first quarter for the Donlen business while classified as held for sale, partially offset by letter of credit fees recorded in the first half of the year and charges for a multiemployer pension plan withdrawal liability recorded in the first quarter. For 2020, also includes a $20 million gain on the sale of non-vehicle capital assets, which was recorded in the first quarter, partially offset by second quarter charges of $18 million for losses associated with certain vehicle damages.

(b)Transaction Days represents the total number of 24-hour periods, with any partial period counted as one Transaction Day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one Transaction Day in a 24-hour period.

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

	Americas RAC		International RAC
	Three Months Ended June 30,
	2021	2020	2021	2020
Transaction Days (in thousands)	24,992	13,321	4,893	3,900
Average Vehicles (in whole units)	350,122	517,973	71,044	114,405
Number of days in period (in whole units)	91	91	91	91
Available Car Days (in thousands)	31,861	47,136	6,465	10,411
Vehicle Utilization	78%	28%	76%	37%

	Americas RAC		International RAC
	Six Months Ended June 30,
	2021	2020	2021	2020
Transaction Days (in thousands)	45,243	45,684	9,291	11,964
Average Vehicles (in whole units)	325,364	526,247	69,019	123,226
Number of days in period (in whole units)	181	182	181	182
Available Car Days (in thousands)	58,891	95,777	12,492	22,427
Vehicle Utilization	77%	48%	74%	53%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(d)Total RPD is calculated as revenues with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates ("Total Rental Revenues"), divided by the total number of Transaction Days. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. The calculation of Total RPD is shown below.

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2021	2020	2021	2020
Revenues	$1,643	$543	$230	$125
Ancillary retail vehicle sales revenues	(7)	(38)	—	—
Foreign currency adjustment(1)	(1)	1	—	14
Total Rental Revenues	$1,635	$506	$230	$139
Transaction Days (in thousands)	24,992	13,321	4,893	3,900
Total RPD (in whole dollars)	$65.42	$37.95	$47.07	$35.54

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2021	2020	2021	2020
Revenues	$2,610	$1,964	$415	$452
Ancillary retail vehicle sales revenues	(11)	(70)	—	—
Foreign currency adjustment(1)	(1)	2	1	49
Total Rental Revenues	$2,598	$1,896	$416	$501
Transaction Days (in thousands)	45,243	45,684	9,291	11,964
Total RPD (in whole dollars)	$57.43	$41.50	$44.81	$41.90

(1)Based on December 31, 2020 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Rental Revenues divided by the Average Vehicles in each period and then divided by the number of months in the period reported. The calculation of Total RPU Per Month is shown below.

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2021	2020	2021	2020
Total Rental Revenues	$1,635	$506	$230	$139
Average Vehicles (in whole units)	350,122	517,973	71,044	114,405
Total revenue per unit (in whole dollars)	$4,670	$977	$3,237	$1,215
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,557	$325	$1,081	$404

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2021	2020	2021	2020
Total Rental Revenues	$2,598	$1,896	$416	$501
Average Vehicles (in whole units)	325,364	526,247	69,019	123,226
Total revenue per unit (in whole dollars)	$7,985	$3,603	$6,027	$4,066
Number of months in period (in whole units)	6	6	6	6
Total RPU Per Month (in whole dollars)	$1,331	$600	$1,005	$678

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

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2021	2020	2021	2020
Depreciation of revenue earning vehicles and lease charges	$80	$419	$36	$70
Foreign currency adjustment(1)	—	1	1	8
Adjusted depreciation of revenue earning vehicles and lease charges	$80	$420	$37	$78
Average Vehicles (in whole units)	350,122	517,973	71,044	114,405
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$228	$811	$521	$682
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$76	$270	$174	$227

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2021	2020	2021	2020
Depreciation of revenue earning vehicles and lease charges	$290	$893	$69	$147
Foreign currency adjustment(1)	—	1	1	17
Adjusted depreciation of revenue earning vehicles and lease charges	$290	$894	$70	$164
Average Vehicles (in whole units)	325,364	526,247	69,019	123,226
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$891	$1,699	$1,014	$1,331
Number of months in period (in whole units)	6	6	6	6
Depreciation Per Unit Per Month (in whole dollars)	$149	$283	$169	$222

(1)Based on December 31, 2020 foreign currency exchange rates for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by financing arrangements maintained by us in the U.S. and internationally.

Cash and Cash Equivalents

As of June 30, 2021, we had $1.8 billion of unrestricted cash and unrestricted cash equivalents and $875 million of restricted cash and restricted cash equivalents. As of June 30, 2021, $366 million of unrestricted cash and unrestricted cash equivalents and $172 million of restricted cash and restricted cash equivalents were held by our subsidiaries outside of the U.S. Beginning in the quarterly period ended March 31, 2020, we no longer assert permanent reinvestment with respect to our non-U.S. earnings, and if not in the form of loan repayments or subject to favorable tax treaties, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional cash taxes.

Voluntary Petitions for Bankruptcy and Emergence
The COVID-19 pandemic spread across the globe, resulting in global economic slowdown and disruptions of travel and other industries, many of which negatively impacted our business and industry. In addition, COVID-19 resulted in our employees, contractors, suppliers, customers and other business partners being prevented from conducting normal business activities temporarily or for an indefinite period of time. This was largely caused by shutdowns that

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

were initially requested or mandated by governmental authorities. Additionally, individuals voluntarily reduced travel in attempts to avoid the outbreak. In response, we began aggressive actions to eliminate costs. However, we faced significant ongoing expenses.

On May 22, 2020, the Debtors filed Petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases were jointly administered for procedural purposes only under the caption In re: The Hertz Corporation, et al., Case No. 20-11218 (MFW). Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a website administered by Prime Clerk, a third party bankruptcy claims and noticing agent. The information on this website is not incorporated by reference and does not constitute part of this Quarterly Report on Form 10-Q.

The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of our existing debt obligations. As a result of the filing of the Chapter 11 Cases, the remaining capacity under all of our revolving credit facilities was terminated. Consequently, the sales proceeds from vehicles which serve as collateral for such vehicle finance facilities were applied to the payment of the related indebtedness of the Non-Debtor Financing Subsidiaries and were not otherwise available to fund our operations. Additionally, we were precluded from accessing any of our subordinated investment in the vehicle collateral until the related defaults are waived or the third-party funding under those facilities has been retired, either through the monetization of the underlying collateral or the refinancing of the related indebtedness.

As disclosed in Note 1, "Background," in Part I, Item 1 of this Quarterly Report on Form 10-Q, on May 14, 2021, the Debtors filed the Plan of Reorganization, and the solicitation version of the Supplement to the Disclosure Statement which was approved by the Bankruptcy Court on May 14, 2021. On June 10, 2021, the Plan of Reorganization was confirmed by the Bankruptcy Court. On June 30, 2021, the Effective Date, the Plan of Reorganization became effective in accordance with its terms and the Debtors emerged from Chapter 11.

On the Effective Date, as a result of the Plan of Reorganization, we received cash proceeds of $7.5 billion comprised of:
•$2.8 billion from the purchase of reorganized Hertz Global common stock by the Plan Sponsors and certain other investment funds and entities;
•$1.6 billion from the purchase of reorganized Hertz Global common stock pursuant to the Rights Offering;
•$1.5 billion (less a 2% upfront discount and stock issuance fees) from the purchase of preferred stock of reorganized Hertz Global by Apollo; and
•$1.5 billion in proceeds from our Term Loans.

Such cash proceeds were used, in part, to provide payments to our stakeholders pursuant to the terms of the Plan of Reorganization as follows:
•the holders of administrative, priority and secured claims received payment in cash in full;
•the holders of the approximately $1.0 billion of obligations owed with respect to the DIP Credit Agreement received payment in cash in full;
•the holders of the Senior Term Loan, Senior RCF and Letter of Credit Facility received payment in cash in full with respect to all non-contingent liquidated claims;
•the holders of claims with respect to the Senior Second Priority Secured Notes received payment in cash in full;
•the holders of the €725 million European Vehicle Notes received payment in cash in full;
•the holders of the €257 million Second HIL Credit Agreement received payment in cash in full;
•the holders of claims with respect to the Senior Notes and the holders of claims with respect to the Alternative Letter of Credit Facility received payment in cash with respect to (i) all remaining principal, (ii) accrued and unpaid interest as of the Petition Date at the contract rate, and (iii) accrued and unpaid interest from the Petition Date to the Effective Date at the federal judgment rate (at such rate in effect as of the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Petition Date), subject to the rights of creditors (if any) to bring a claim for the payment of additional interest and/or premiums; and
•the holders of general unsecured claims will receive payment in cash in full plus interest at the federal judgment rate (at such rate in effect as of the Petition Date), subject to the rights of creditors to bring a claim for payment of additional interest.

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz entered into the First Lien Credit Agreement that provides for an aggregate amount of $2.8 billion comprised of the First Lien RCF in an aggregate committed amount of $1.3 billion plus Term Loans in an aggregate principal amount of $1.5 billion. Additionally, reorganized Hertz entered into a HVF III ABS facility program of $6.8 billion comprised of variable funding notes with a principal amount up to $2.8 billion and medium term notes in an aggregate principal amount of $4.0 billion. On the Effective Date, substantially all non-vehicle debt and all existing ABS facilities under the HVF II U.S. ABS Program were repaid in full and terminated. See Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

We believe that unrestricted cash and unrestricted cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund operating requirements for the next twelve months.

Cash Flows - Hertz

As of June 30, 2021 and December 31, 2020, Hertz had unrestricted cash and unrestricted cash equivalents of $1.8 billion and $1.1 billion, respectively, and restricted cash and restricted cash equivalents of $875 million and $383 million, respectively. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2021	2020	$ Change
Cash provided by (used in):
Operating activities	$465	$629	$(164)
Investing activities	(2,316)	100	(2,416)
Financing activities	3,004	190	2,814
Effect of exchange rate changes	(8)	3	(11)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,145	$922	$223

During the first half of 2021, cash flows from operating activities decreased by $164 million period over period primarily due to a $449 million reduction in working capital requirements, partially offset by a $285 million change in net income attributable to Hertz, adjusted for non-cash and non-operating items. Cash flows from working capital accounts decreased primarily due to $480 million cash paid for reorganization items in the first half of 2021 with no comparable amount in the 2020 period. The working capital reductions resulting from reorganization items were partially offset by cash inflows resulting from revenue improvements in the first half of 2021 compare to 2020.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the first half of 2021, there was a $2.4 billion increase in the use of cash for investing activities period over period due primarily to a $3.0 billion net increase in cash outflows for revenue earning vehicles as we increased fleet purchases to meet stronger demand, compared to the 2020 period in which we were reducing our fleet due to impacts from COVID-19 and the Chapter 11 Cases. In addition, cash collateral payments of $189 million, net of returns, were issued under drawn letters of credit. The net increase in uses of cash were partially offset by $818 million net proceeds received from the Donlen Sale.

Net financing cash inflows were $3.0 billion in the first half of 2021 compared to cash inflows of $190 million in the 2020 period due primarily to $5.6 billion in contributions from Hertz Holdings from net proceeds received from the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

issuances of reorganized Hertz Global equity. The change in cash inflows were partially offset by $2.6 billion of net outflows related to the extinguishments of debt, partially offset by the issuance of new debt in accordance with the Plan of Reorganization.

Cash Flows - Hertz Global

As of June 30, 2021 and December 31, 2020, Hertz Global had unrestricted cash and unrestricted cash equivalents of $1.8 billion and $1.1 billion, respectively, and restricted cash and restricted cash equivalents of $875 million and $411 million, respectively. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2021	2020	$ Change
Cash provided by (used in):
Operating activities	$465	$626	$(161)
Investing activities	(2,316)	100	(2,416)
Financing activities	2,976	222	2,754
Effect of exchange rate changes	(8)	3	(11)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,117	$951	$166

Fluctuations in operating, investing and financing cash flows from period to period are due to the same factors as those discussed for Hertz above, with the exception of any cash inflows or outflows related to the master loan agreement between Hertz and Hertz Global and any contributions by Hertz Global.

Financing

Substantially all of our revenue earning vehicles and certain related assets are owned by special purpose entities or are encumbered in favor of the lenders under the various credit facilities, other secured financings and asset-backed securities programs. None of the value of such assets (including the assets owned by Hertz Vehicle Financing III LLC and various international subsidiaries that facilitate the Company's international securitizations) will be available to satisfy the claims of unsecured creditors unless the secured creditors are paid in full.

Refer to Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of June 30, 2021. Cash paid for interest during the first half of 2021 was $158 million for interest on non-vehicle debt and $203 million for interest on vehicle debt. Cash paid for interest during the first half of 2020 was $67 million for interest on non-vehicle debt and $193 million for interest on vehicle debt. The $91 million increase in cash paid for non-vehicle debt interest is due primarily to non-vehicle interest previously classified as liabilities subject to compromise that was paid upon emergence from Chapter 11 on the Effective Date.

Our corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	June 30, 2021	December 31, 2020
Unrestricted Cash and unrestricted cash equivalents	$1,820	$1,096
Availability under the First Lien RCF	1,185	—
Corporate liquidity	$3,005	$1,096

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenants: (i) until the expiration of the Relief Period, as defined in the First Lien Credit Agreement, a minimum liquidity of $500 million in the first and last quarters of the calendar year and $400 million in the second and third quarters of the calendar year; and (ii) subsequent to the expiration of the Relief Period, a consolidated first lien leverage ratio (the "First Lien Ratio") of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. Both of the financial covenants disclosed above are effective beginning in the third quarter of 2021.

In addition to financial covenants, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interest for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, the incurrence of liens, indebtedness, asset dispositions and restricted payments.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2021
First Quarter	$(1,517)	$686	$(831)
Second Quarter	(2,619)	513	(2,106)
Total	$(4,136)	$1,199	$(2,937)
2020
First Quarter	$(4,346)	$2,212	$(2,134)
Second Quarter	(610)	2,793	2,183
Total	$(4,956)	$5,005	$49

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2021	2020	$ Change	% Change
Americas RAC	$(2,471)	$(46)	$(2,425)	NM
International RAC	(382)	267	(649)	(243)
All other operations	(84)	(172)	88	(51)
Total	$(2,937)	$49	$(2,986)	NM
NM - Not meaningful

Revenue earning vehicle expenditures increased approximately $2.0 billion in the second quarter of 2021 compared to the 2020 period, primarily in our Americas RAC segment, resulting from the acquisition of used vehicles to meet the increased travel demand as government-imposed travel restrictions began to lift. Revenue earning vehicle expenditures, net decreased $3.0 billion for the first half of 2021 compared to the 2020 period due primarily to fewer vehicle dispositions, primarily in our Americas RAC segment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2021
First Quarter	$(9)	$4	$(5)
Second Quarter	(8)	6	(2)
Total	$(17)	$10	$(7)
2020
First Quarter	$(59)	$23	$(36)
Second Quarter	(13)	27	14
Total	$(72)	$50	$(22)

Non-vehicle capital asset expenditures decreased by $55 million, or 76%, in the first half of 2021 compared to the 2020 period primarily due to a reduction in information technology and finance transformation program costs.

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2021	2020	$ Change	% Change
Americas RAC	$(3)	$11	$(14)	(127)%
International RAC	(1)	(4)	3	(75)
All other operations	(1)	(2)	1	(50)
Corporate	(2)	(27)	25	(93)
Total	$(7)	$(22)	$15	(68)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS

During the first half of 2021, the Bankruptcy Court approved the rejection of real property leases pursuant to section 365 of the Bankruptcy Code comprised of 278 off airport locations and 34 airport locations in our Americas RAC segment. These rejections did not materially change the minimum fixed obligations for operating leases as disclosed in our 2020 Form 10-K.

Material changes to our aggregate indebtedness resulting from the Chapter 11 Emergence are disclosed in Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following table details our contractual cash obligations related to our indebtedness as of June 30, 2021:

		Payments Due by Period
(In millions)	Total	2021	2022 to 2023	2024 to 2025	After 2025
Vehicles:
Debt obligation	$7,069	$74	$2,983	$2,012	$2,000
Interest on debt(1)	466	70	235	119	42
Non-Vehicle:
Debt obligation	1,560	9	37	27	1,487
Interest on debt(1)	528	35	140	156	197
Total	$9,623	$188	$3,395	$2,314	$3,726
(1)    Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and interest rates on the debt as of June 30, 2021.

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

•the impact of our recent emergence from Chapter 11 on our business and relationships;
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
•the ability of our reconstituted Board of Directors to implement our business strategy;
•our ability to attract and retain key personnel following our emergence from bankruptcy;
•our ability to utilize our net operating loss carryforwards and built-in losses as a result of our emergence from bankruptcy;
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
•our ability to retain and increase customer loyalty and market share;

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
•our ability to meet the financial and other covenants contained in our First Lien Credit Agreement and certain asset-backed and asset-based arrangements;
•our ability to access financial markets, including the financing of our vehicle fleet through the issuance of asset-backed securities;
•fluctuations in interest rates, foreign currency exchange rates and commodity prices;
•our ability to sustain operations during adverse economic cycles and unfavorable external events (including war, escalation of hostilities, terrorist acts, natural disasters and epidemic disease);
•our ability to prevent the misuse or theft of information we possess, including as a result of cyber security breaches and other security threats;
•our ability to adequately respond to changes in technology, customer demands and market competition;
•our ability to successfully implement any strategic transactions;
•our ability to achieve anticipated cost savings from on-going strategic initiatives;
•the impact on the value of our assets and liabilities as a result of potential changes to the LIBOR reference rate;
•our ability to purchase adequate supplies of competitively priced vehicles and risks relating to the availability and increases in the cost of the vehicles we purchase as a result of the continuing global chip manufacturing shortage;
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
•risks associated with operating in many different countries, including the risk of a violation or alleged violation of applicable anti-corruption or anti-bribery laws and our ability to repatriate cash from non-U.S. affiliates without adverse tax consequences;
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
•changes in accounting principles, or their application or interpretation, and our ability to make accurate estimates and the assumptions underlying the estimates; and
•other risks and uncertainties described from time to time in periodic and current reports that we file with the SEC.
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

As a result of our declining credit profile from the impact from COVID-19, we were no longer able to enter into certain derivative financial instruments or renew existing derivative financial instruments in order to mitigate market risks arising from the effects of changes in foreign currency exchange rates and interest rates (including credit spreads). As a result, we had exposure to foreign currency exchange rate fluctuations on cross currency obligations, primarily intercompany loans. Assuming a hypothetical change of one percentage point to the foreign currency exchange rates on our intercompany loan balance as of June 30, 2021, our pre-tax operating results would increase (decrease) by approximately $5 million. As a result of our emergence from Chapter 11, we anticipate resuming hedging activities to manage such risks, when appropriate, going forward.

Other Income Tax Related Matters

In the second quarter of 2021, the IRS concluded its audit of our 2016 tax year which resulted in no audit adjustments.

In 2016, the German Tax Authorities provided us with an assessment which asserted that we underreported our German taxable income for our 2005–2010 tax years based on the German Tax Authorities’ belief that certain transfer pricing matters made by the U.S. to our German entity were overstated. To avoid the double taxation resulting in these tax years from this assessment, we pursued U.S. and German competent authority relief. We received notification from the German and U.S. tax authorities during June 2021 indicating resolution of the transfer pricing matter covering the 2005-2010 tax years. We have reassessed our uncertain tax positions upon receipt of the new information related to the matter for tax years 2011 through 2021, which did not result in a material adjustment. Our assumptions and estimates pertaining to uncertain tax positions require significant judgment. It is possible that the tax authorities could challenge our estimates and assumptions used to assess the tax benefits, and the actual amount of the tax benefit related to uncertain tax positions may differ materially from these estimates.

Our emergence from Chapter 11 resulted in a change in ownership for purposes of Internal Revenue Code ("IRC") Section 382. The Company analyzed alternatives available within the IRC to taxpayers in Chapter 11 in order to minimize the impact of the ownership change and cancellation of indebtedness income on its tax attributes. Limitations imposed on our ability to use U.S. net operating losses ("NOLs") and other tax attributes to offset future taxable income may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.

Except for the effects described above, there have been no other material changes to the information reported under Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our 2020 Form 10-K.

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
this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, due to the identification of a material weakness in our internal control over financial reporting, as further described in Item 9A of our 2020 Form 10-K, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, we have taken, and continue to take, the actions described below to remediate our existing information technology general controls (“ITGCs”) material weakness, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our remediation efforts to address the material weakness associated with ITGCs, as further described in Item 9A of our 2020 Form 10-K, are ongoing. Management performed the following remediation actions during the three months ended June 30, 2021:

•Substantially completed enhanced re-trainings for ITGC control owners regarding risks, controls and maintaining adequate evidence.
•Continued enhanced monitoring of ITGC design and operational effectiveness through monthly remediation progress status dashboards with the Chief Information Officer and Chief Financial Officer, which is summarized quarterly to the Audit Committee of the Board of Directors.

Our remediation efforts were ongoing during the three months ended June 30, 2021. To remediate our existing material weakness, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, due to the identification of a material weakness in our internal control over financial reporting, as further described in Item 9A of our 2020 Form 10-K, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us int eh reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, we have taken, and continue to take, the actions described below to remediate our existing information technology general controls (“ITGCs”) material weakness, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES (CONTINUED)
Our remediation efforts to address the material weakness associated with ITGCs, as further described in Item 9A of our 2020 Form 10-K, are ongoing. Management performed the following remediation actions during the three months ended June 30, 2021:

•Substantially completed enhanced re-trainings for ITGC control owners regarding risks, controls and maintaining adequate evidence.
•Continued enhanced monitoring of ITGC design and operational effectiveness through monthly remediation progress status dashboards with the Chief Information Officer and Chief Financial Officer, which is summarized quarterly to the Audit Committee of the Board of Directors

Our remediation efforts were ongoing during the three months ended June 30, 2021. To remediate our existing material weakness, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information related to the Chapter 11 Cases that were filed on May 22, 2020 is included in Note 1, "Background," in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For a description of certain pending legal proceedings see Note 14, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

Part I, Item 1A, “Risk Factors,” of our 2020 Form 10-K for the year ended December 31, 2020, includes certain risk factors that could materially affect our business, financial condition, or future results. There have been no material changes in those risk factors, except as listed below:

Risks Related to our Emergence from Chapter 11 Bankruptcy

We recently emerged from bankruptcy, which could adversely affect our business and relationships.

Our having filed for bankruptcy, notwithstanding our recent emergence from the Chapter 11 bankruptcy proceedings, could adversely affect our business and relationships with customers, vendors, royalty or working interest owners, contractors, employees or suppliers. Due to uncertainties, many risks exist, including the following:
•the ability to attract, motivate, and/or retain key executives and employees may be adversely affected;
•employees may be more easily attracted to other employment opportunities; and
•competitors may take business away from us, and our ability to retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation and we cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future.

Upon our emergence from bankruptcy, our Board of Directors was reconstituted and may implement changes in our business strategy that could affect the scope and results of our operations.

Our corporate business strategy is subject to continued development, evaluation and implementation by our management and Board of Directors. In connection with the effectiveness of the Plan in the Chapter 11 Cases, the Company’s Board of Directors was reconstituted, and upon emergence, the Board is now made up of nine directors, of which seven directors did not serve on the former Board, plus up to three additional members to be named in the future. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the board of directors of the Company at the time of the commencement of the Chapter 11 Cases and, thus, may have different views on the issues that will determine our future, including our strategic plans and priorities. The Board of Directors, as reconstituted, may determine, from time to time, to implement changes in our business strategy which may affect our operations. There is, however, no guarantee that the strategic initiatives and plans, whether current or future, of the Board of Directors will be implemented in a timely manner or at all and, consequently, there is no guarantee that the operational and financial objectives of the reconstituted Board of Directors will be achieved in a timely manner or at all.

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.

The success of our business depends on key personnel. The ability to attract and retain these key personnel may be affected by our emergence from bankruptcy, the uncertainties currently facing the business and changes we may

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)
make to the organizational structure to adjust to changing circumstances. Any potential delays in adopting our management incentive plan and other executive benefits and compensation may make it difficult to retain key personnel and we may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

Our ability to utilize our net operating loss carryforwards (“NOLs”) may be limited as a result of our emergence from bankruptcy.

In general, Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses ("BILs"), against future taxable income in the event of a change in ownership. Emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of the IRC Section 382. The Company analyzed alternatives available within the IRC to taxpayers in Chapter 11 bankruptcy proceedings in order to minimize the impact of the ownership change and cancellation of indebtedness income on its tax attributes.

Limitations imposed on our ability to use NOLs and BILs to offset future taxable income may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs and BILs to expire unused, in each case reducing or eliminating the benefit of such NOLs and BILs. Similar rules and limitations may apply for state income tax purposes.

Risks Related to our Business

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

We have not yet realized all of the cost savings we expect to achieve from our ongoing strategic initiatives. A variety of risks could cause us not to realize the expected cost savings, including but not limited to, higher than expected severance costs; higher than expected retention costs for continuing employees; higher than expected stand-alone overhead expenses; delays in the anticipated timing of activities related to our cost-savings plans; and other unexpected disruptions to our business.

The interest rates of certain of our financing instruments are priced using a spread over LIBOR.

The London interbank offered rate (“LIBOR”) is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in various of our financing transactions such that the interest due to the creditors pursuant to such financing transactions is calculated using LIBOR. Our term loan agreement also contains a stated minimum floor value for LIBOR.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. At this time, due to a lack of consensus as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity. However, if LIBOR ceases to exist, we may need to renegotiate certain of our financing agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As of June 30, 2021, we had $4.6 billion in outstanding indebtedness tied to LIBOR. Additionally, these changes may have an impact on the value of or interest earned on any LIBOR-based marketable securities, fleet leases, loans and derivatives that are included in our financial assets and liabilities.

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

Date:	August 9, 2021	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ KENNY CHEUNG
Kenny Cheung Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
2.1
Plan Support Agreement, dated as of April 3, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on April 7, 2021).

2.2
Equity Purchase and Commitment Agreement, dated as of April 3, 2021 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on April 7, 2021).

2.3
Joinder Agreement, dated as of April 14, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on April 19, 2021).

2.4
Plan Support Agreement, dated as of May 14, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on May 19, 2021).

2.5
Equity Purchase and Commitment Agreement, dated as of May 14, 2021 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on May 19, 2021).

2.6
Second Modified Third Amended Chapter 11 Plan of Reorganization of The Hertz Corporation and Its Debtor Affiliates, dated as of June 10, 2021 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on June 16, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2021).

3.2
Second Amended and Restated Bylaws of Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2021).

3.3
Certificate of Designation relating to the Series A Preferred Stock of Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2021).

10.1
Public Warrant Agreement, dated as of June 30, 2021, by and among Hertz Global Holdings, Inc. and Computershare Inc. and Computershare Trust Company, N.A., collectively as warrant agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2021).

10.2
Registration Rights Agreement, dated as of June 30, 2021, by and among Hertz Global Holdings, Inc. and the Holder Party thereto (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2021).

10.3
Credit Agreement, dated as of June 30, 2021, by and among The Hertz Corporation and the Subsidiary Borrowers party thereto as borrowers, the Several Lenders and Issuing Lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2021).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Exhibit Number		Description
10.4
Series 2021-A Supplement, dated as of June 29, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, the several committed note purchasers party thereto, the several conduit investors party thereto, the several funding agents for the investor groups party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2021).

10.5
Series 2021-1 Supplement, dated as of June 30, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2021).

10.6
Series 2021-2 Supplement, dated as of June 30, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2021).

10.7
Base Indenture, dated as of June 29, 2021, between Hertz Vehicle Financing III LLC, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2021).

10.8
Master Motor Vehicle Operating Lease and Servicing Agreement dated as of June 29, 2021, among Hertz Vehicle Financing III LLC, as lessor, The Hertz Corporation, as a lessee, servicer and guarantor, DTG Operations, Inc., as a lessee, and those permitted lessees from time to time party thereto (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2021).

10.9
Administration Agreement, dated as of June 29, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2021).

10.10
Form of Indemnification Agreement of Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2021).

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