Form 10-Q
period 2021-09-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2021-10-28
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	par value $0.01 per share	HTZZ	*
The Hertz Corporation	None		None	None

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
Hertz Global Holdings, Inc.    Yes ☒ No ☐
The Hertz Corporation    Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	October 21, 2021
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	472,688,295
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Index

		Page
Hertz Global Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020		2
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020		3
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020		4
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity for the Three and Nine Months Ended September 30, 2021 and 2020		5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020		6
The Hertz Corporation and Subsidiaries
Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020		8
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020		9
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020		10
Condensed Consolidated Statements of Changes in Stockholder's Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020		11
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020		12
Notes to the Condensed Consolidated Financial Statements
Note 1	Background	14
Note 2	Basis of Presentation and Recently Issued Accounting Pronouncements	16
Note 3	Divestitures	18
Note 4	Revenue Earning Vehicles	18
Note 5	Goodwill and Intangible Assets, Net	18
Note 6	Debt	19
Note 7	Leases	29
Note 8	Restructuring	30
Note 9	Income Tax (Provision) Benefit	31
Note 10	Equity, Mezzanine Equity and Earnings (Loss) Per Share – Hertz Global	32
Note 11	Public Warrants – Hertz Global	35
Note 12	Stock-Based Compensation	36
Note 13	Fair Value Measurements	36
Note 14	Contingencies and Off-Balance Sheet Commitments	38
Note 15	Related Party Transactions	40
Note 16	Segment Information	41
Note 17	Liabilities Subject to Compromise	46
Note 18	Reorganization Items, Net	46

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$2,703	$1,096
Restricted cash and cash equivalents:
Vehicle	320	50
Non-vehicle	443	361
Total restricted cash and cash equivalents	763	411
Total cash, cash equivalents, restricted cash and restricted cash equivalents	3,466	1,507
Receivables:
Vehicle	139	164
Non-vehicle, net of allowance of $58 and $46, respectively	751	613
Total receivables, net	890	777
Prepaid expenses and other assets	642	373
Revenue earning vehicles:
Vehicles	10,122	7,540
Less: accumulated depreciation	(1,559)	(1,478)
Total revenue earning vehicles, net	8,563	6,062
Property and equipment, net	609	666
Operating lease right-of-use assets	1,453	1,675
Intangible assets, net	2,925	2,992
Goodwill	1,045	1,045
Assets held for sale	—	1,811
Total assets(a)	$19,593	$16,908
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$46	$29
Non-vehicle	540	389
Total accounts payable	586	418
Accrued liabilities	904	759
Accrued taxes, net	228	121
Debt:
Vehicle	7,207	6,024
Non-vehicle	1,511	243
Total debt	8,718	6,267
Public Warrants	783	—
Operating lease liabilities	1,402	1,636
Self-insured liabilities	470	488
Deferred income taxes, net	851	730
Total liabilities not subject to compromise	13,942	10,419
Liabilities subject to compromise	—	4,965
Liabilities held for sale	—	1,431
Total liabilities(a)	13,942	16,815
Commitments and contingencies
Mezzanine Equity:
Preferred stock, $0.01 par value, 1,500,000 shares issued and outstanding at September 30, 2021	1,433	—
Total mezzanine equity	1,433	—
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding at December 31, 2020	—	—
Common stock, $0.01 par value, 471,528,459 shares issued and outstanding at September 30, 2021, and 158,235,410 and 156,206,478 shares issued and outstanding at December 31, 2020	5	2
Treasury stock, at cost, 2,028,932 shares at December 31, 2020	—	(100)
Additional paid-in capital	6,482	3,047
Retained earnings (Accumulated deficit)	(2,055)	(2,681)
Accumulated other comprehensive income (loss)	(226)	(212)
Stockholders' equity attributable to Hertz Global	4,206	56
Noncontrolling interests	12	37
Total stockholders' equity	4,218	93
Total liabilities, mezzanine equity and stockholders' equity	$19,593	$16,908
(a)Hertz Global Holdings, Inc.'s consolidated total assets as of September 30, 2021 and December 31, 2020 include total assets of variable interest entities (“VIEs”) of $745 million and $511 million, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of September 30, 2021 and December 31, 2020 include total liabilities of VIEs of $734 million and $475 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing " in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 15, "Related Party Transactions," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$2,226	$1,268	$5,387	$4,023
Expenses:
Direct vehicle and operating	1,131	779	2,855	2,624
Depreciation of revenue earning vehicles and lease charges	61	347	420	1,632
Non-vehicle depreciation and amortization	49	58	153	168
Selling, general and administrative	177	138	498	506
Interest expense, net:
Vehicle	41	110	243	360
Non-vehicle (excludes contractual interest of $53 million and $75 million for the three and nine months ended September 30, 2020, respectively)	22	17	157	118
Total interest expense, net	63	127	400	478
Technology-related intangible and other asset impairments	—	—	—	193
Other (income) expense, net	(7)	—	(20)	(15)
Reorganization items, net	—	78	677	101
(Gain) from the sale of a business	—	—	(400)	—
Change in fair value of Public Warrants	(16)	—	(16)	—
Total expenses	1,458	1,527	4,567	5,687
Income (loss) before income taxes	768	(259)	820	(1,664)
Income tax (provision) benefit	(160)	36	(193)	232
Net income (loss)	608	(223)	627	(1,432)
Net (income) loss attributable to noncontrolling interests	(3)	1	(1)	7
Net income (loss) attributable to Hertz Global	605	(222)	626	(1,425)
Dividends on Series A Preferred Stock	(34)	—	(34)	—
Net income (loss) available to Hertz Global common stockholders	$571	$(222)	$592	$(1,425)

Weighted-average common shares outstanding:
Basic	471	156	264	148
Diluted	490	156	270	148
Earnings (loss) per common share:
Basic	$1.21	$(1.42)	$2.25	$(9.65)
Diluted	$1.13	$(1.42)	$2.14	$(9.65)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$608	$(223)	$627	$(1,432)
Other comprehensive income (loss):
Foreign currency translation adjustments	(24)	(6)	(14)	(32)
Net gain (loss) on pension and postretirement benefit plans	—	15	—	1
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	—	1	—	6
Total other comprehensive income (loss) before income taxes	(24)	10	(14)	(25)
Income tax (provision) benefit related to pension and postretirement benefit plans	—	(4)	—	—
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	—	(1)	—	(2)
Total other comprehensive income (loss)	(24)	5	(14)	(27)
Total comprehensive income (loss)	584	(218)	613	(1,459)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	1	(1)	7
Comprehensive income (loss) attributable to Hertz Global	$581	$(217)	$612	$(1,452)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2019	—	$—	142	$1	$3,024	$(967)	$(189)	2	$(100)	$1,769	$119	$1,888
Net income (loss)	—	—	—	—	—	(356)	—	—	—	(356)	(1)	(357)
Other comprehensive income (loss)	—	—	—	—	—	—	(39)	—	—	(39)	—	(39)
Net settlement on vesting of restricted stock	—	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	1	1
March 31, 2020	—	—	142	1	3,022	(1,323)	(228)	2	(100)	1,372	119	1,491
Net income (loss)	—	—	—	—	—	(847)	—	—	—	(847)	(5)	(852)
Other comprehensive income (loss)	—	—	—	—	—	—	7	—	—	7	—	7
Stock-based compensation charges	—	—	—	—	(2)	—	—	—	—	(2)	—	(2)
Stock issuance, net	—	—	14	1	28	—	—	—	—	29	—	29
June 30, 2020	—	—	156	2	3,048	(2,170)	(221)	2	(100)	559	114	673
Net income (loss)	—	—	—	—	—	(222)	—	—	—	(222)	(1)	(223)
Other comprehensive income (loss)	—	—	—	—	—	—	5	—	—	5	—	5
Net settlement on vesting of restricted stock	—	—	—	—	(1)	—	—	—	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(54)	(54)
September 30, 2020	—	$—	156	$2	$3,047	$(2,392)	$(216)	2	$(100)	$341	$59	$400

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Mezzanine Equity
	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)(1)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2020	—	$—	156	$2	$3,047	$(2,681)	$(212)	2	$(100)	$56	$37	$93
Net income (loss)	—	—	—	—	—	190	—	—	—	190	(1)	189
Other comprehensive income (loss)	—	—	—	—	—	—	17	—	—	17	—	17
Stock-based compensation charges	—	—	—	—	2	—	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11)	(11)
March 31, 2021	—	—	156	2	3,049	(2,491)	(195)	2	(100)	265	25	290
Net income (loss)	—	—	—	—	—	(168)	—	—	—	(168)	(1)	(169)
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	—	—	(7)	—	(7)
Cancellation of common and treasury shares in exchange for new common shares	—	—	(142)	(2)	(98)	—	—	(2)	100	—	—	—
Cancellation of stock-based awards	—	—	—	—	(10)	—	—	—	—	(10)	—	(10)
Distributions to common stockholders	—	—	—	—	(239)	—	—	—	—	(239)	—	(239)
Contribution from Plan Sponsors	—	—	277	3	2,778	—	—	—	—	2,781	—	2,781
Rights Offering, net	—	—	180	2	1,796	—	—	—	—	1,798	—	1,798
Public Warrants issuance	—	—	—	—	(800)	—	—	—	—	(800)	—	(800)
Preferred stock issuance, net	2	1,433	—	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests, net	—	—	—	—	—	—	—	—	—	—	(5)	(5)
June 30, 2021	2	1,433	471	5	6,476	(2,659)	(202)	—	—	3,620	19	3,639
Net income (loss)	—	—	—	—	—	604	—	—	—	604	3	607
Other comprehensive income (loss)	—	—	—	—	—	—	(24)	—	—	(24)	—	(24)
Rights Offering, net	—	—	1	—	4	—	—	—	—	4	—	4
Exercise of Public Warrants	—	—	—	—	2	—	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(10)	(10)
September 30, 2021	2	$1,433	472	$5	$6,482	$(2,055)	$(226)	—	$—	$4,206	$12	$4,218

(1) Net income (loss) is computed independently each quarter. As a result, the quarter amounts presented herein may be rounded to agree to accumulated deficit in the accompanying unaudited condensed consolidated balance sheet.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$627	$(1,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	506	1,809
Depreciation and amortization, non-vehicle	153	168
Amortization of deferred financing costs and debt discount (premium)	109	37
Loss on extinguishment of debt	8	5
Provision for receivables allowance	95	66
Deferred income taxes, net	125	(243)
Technology-related intangible and other asset impairments	—	193
Reorganization items, net	314	1
(Gain) loss from the sale of a business	(400)	—
(Gain) loss on sale of non-vehicle capital assets	(8)	(24)
Change in fair value of Public Warrants	(16)	—
Other	(6)	(4)
Changes in assets and liabilities:
Non-vehicle receivables	(223)	231
Prepaid expenses and other assets	(53)	33
Operating lease right-of-use assets	203	277
Non-vehicle accounts payable	(45)	224
Accrued liabilities	(43)	(47)
Accrued taxes, net	89	(4)
Operating lease liabilities	(214)	(287)
Self-insured liabilities	(13)	(75)
Net cash provided by (used in) operating activities	1,208	928
Cash flows from investing activities:
Revenue earning vehicles expenditures	(5,196)	(5,188)
Proceeds from disposal of revenue earning vehicles	1,945	8,770
Non-vehicle capital asset expenditures	(41)	(89)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	17	56
Sales of marketable securities	—	74
Collateral payments	(303)	—
Collateral returned in exchange for letters of credit	268	—
Proceeds from the sale of a business, net of cash sold	871	—
Other	(1)	(1)
Net cash provided by (used in) investing activities	(2,440)	3,622
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	10,462	4,226
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2021	2020
Repayments of vehicle debt	(9,463)	(8,931)
Proceeds from issuance of non-vehicle debt	3,139	1,553
Repayments of non-vehicle debt	(6,346)	(854)
Payment of financing costs	(154)	(11)
Proceeds from Plan Sponsors	2,781	—
Proceeds from Rights Offering, net	1,639	—
Proceeds from the issuance of preferred stock, net	1,433	—
Distributions to common stockholders	(239)	—
Proceeds from the issuance of stock, net	—	28
Early redemption payments	(85)	—
Contributions from (distributions to) noncontrolling interests	(25)	(55)
Other	—	(2)
Net cash provided by (used in) financing activities	3,142	(4,046)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(22)	18
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	1,888	522
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period(1)	1,578	1,360
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,466	$1,882

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$227	$275
Non-vehicle	181	78
Income taxes, net of refunds	20	(13)
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$7	$30
Sales of revenue earning vehicles included in vehicle receivables	100	575
Purchases of non-vehicle capital assets included in accounts payable	21	7
Purchases of non-vehicle capital assets included in liabilities subject to compromise	—	20
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	73	21
Public Warrants issuance	800	—
Cashless exercise of Public Warrants	1	—
Backstop equity issuance	164	—
(1)     Amounts include cash and cash equivalents and restricted cash and cash equivalents which were held for sale at December 31, 2020, prior to the completion of the sale in the first quarter of 2021.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$2,703	$1,096
Restricted cash and cash equivalents:
Vehicle	320	50
Non-vehicle	443	333
Total restricted cash and cash equivalents	763	383
Total cash, cash equivalents, restricted cash and restricted cash equivalents	3,466	1,479
Receivables:
Vehicle	139	164
Non-vehicle, net of allowance of $58 and $46, respectively	751	613
Total receivables, net	890	777
Due from Hertz Holdings	—	1
Prepaid expenses and other assets	642	372
Revenue earning vehicles:
Vehicles	10,122	7,540
Less: accumulated depreciation	(1,559)	(1,478)
Total revenue earning vehicles, net	8,563	6,062
Property and equipment, net	609	666
Operating lease right-of-use assets	1,453	1,675
Intangible assets, net	2,925	2,992
Goodwill	1,045	1,045
Assets held for sale	—	1,811
Total assets(a)	$19,593	$16,880
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Accounts payable:
Vehicle	$46	$29
Non-vehicle	540	389
Total accounts payable	586	418
Accrued liabilities	905	759
Accrued taxes, net	228	121
Debt:
Vehicle	7,207	6,024
Non-vehicle	1,511	243
Total debt	8,718	6,267
Operating lease liabilities	1,402	1,636
Self-insured liabilities	470	488
Deferred income taxes, net	851	735
Total liabilities not subject to compromise	13,160	10,424
Liabilities subject to compromise	—	5,030
Liabilities held for sale	—	1,431
Total liabilities(a)	13,160	16,885
Commitments and contingencies
Stockholder's equity (deficit):
Common stock, $0.01 par value, 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	9,587	3,953
Due to Hertz Holdings	65	—
Retained earnings (Accumulated deficit)	(3,005)	(3,783)
Accumulated other comprehensive income (loss)	(226)	(212)
Stockholder's equity (deficit) attributable to Hertz	6,421	(42)
Noncontrolling interests	12	37
Total stockholder's equity (deficit)	6,433	(5)
Total liabilities and stockholder's equity (deficit)	$19,593	$16,880
(a)The Hertz Corporation's consolidated total assets as of September 30, 2021 and December 31, 2020 include total assets of VIEs of $745 million and $511 million, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of September 30, 2021 and December 31, 2020 include total liabilities of VIEs of $734 million and $475 million, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing " in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 15, "Related Party Transactions," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$2,226	$1,268	$5,387	$4,023
Expenses:
Direct vehicle and operating	1,131	779	2,855	2,624
Depreciation of revenue earning vehicles and lease charges	61	347	420	1,632
Non-vehicle depreciation and amortization	49	58	153	168
Selling, general and administrative	177	138	498	506
Interest expense, net:
Vehicle	41	110	243	360
Non-vehicle (excludes contractual interest of $53 million and $75 million for the three and nine months ended September 30, 2020, respectively)	22	17	157	116
Total interest expense, net	63	127	400	476
Technology-related intangible and other asset impairments	—	—	—	193
Write-off of intercompany loan	—	—	—	133
Other (income) expense, net	(7)	—	(20)	(15)
Reorganization items, net	—	78	513	101
(Gain) from the sale of a business	—	—	(400)	—
Total expenses	1,474	1,527	4,419	5,818
Income (loss) before income taxes	752	(259)	968	(1,795)
Income tax (provision) benefit	(156)	36	(189)	259
Net income (loss)	596	(223)	779	(1,536)
Net (income) loss attributable to noncontrolling interests	(3)	1	(1)	7
Net income (loss) attributable to Hertz	$593	$(222)	$778	$(1,529)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$596	$(223)	$779	$(1,536)
Other comprehensive income (loss):
Foreign currency translation adjustments	(24)	(6)	(14)	(32)
Net gain (loss) on pension and postretirement benefit plans	—	15	—	1
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	—	1	—	6
Total other comprehensive income (loss) before income taxes	(24)	10	(14)	(25)
Income tax (provision) benefit related to pension and postretirement benefit plans	—	(4)	—	—
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	—	(1)	—	(2)
Total other comprehensive income (loss)	(24)	5	(14)	(27)
Total comprehensive income (loss)	572	(218)	765	(1,563)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	1	(1)	7
Comprehensive income (loss) attributable to Hertz	$569	$(217)	$764	$(1,556)

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

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due To Affiliate	Accumulated Deficit(1)	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2020	100	$—	$3,953	$—	$(3,783)	$(212)	$(42)	$37	$(5)
Net income (loss)	—	—	—	—	190	—	190	(1)	189
Other comprehensive income (loss)	—	—	—	—	—	17	17	—	17
Stock-based compensation charges	—	—	2	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
March 31, 2021	100	—	3,955	—	(3,593)	(195)	167	25	192
Net income (loss)	—	—	—	—	(4)	—	(4)	(1)	(5)
Due to Hertz Holdings	—	—	—	65	—	—	65	—	65
Other comprehensive income (loss)	—	—	—	—	—	(7)	(7)	—	(7)
Cancellation of stock-based awards	—	—	(10)	—	—	—	(10)	—	(10)
Contributions from Hertz Holdings	—	—	5,638	—	—	—	5,638	—	5,638
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
June 30, 2021	100	—	9,583	65	(3,597)	(202)	5,849	19	5,868
Net income (loss)	—	—	—	—	592	—	592	3	595
Contributions from Hertz Holdings	—	—	4	—	—	—	4	—	4
Other comprehensive income (loss)	—	—	—	—	—	(24)	(24)	—	(24)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
September 30, 2021	100	$—	$9,587	$65	$(3,005)	$(226)	$6,421	$12	$6,433

(1) Net income (loss) is computed independently each quarter. As a result, the quarter amounts presented herein may be rounded to agree to accumulated deficit in the accompanying unaudited condensed consolidated balance sheet.
(2) As a result of filing the Chapter 11 Cases, a pre-petition loan due to an affiliate was classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020. See Note 17, "Liabilities Subject to Compromise."
(3) As a result of filing the Chapter 11 Cases, the full amount outstanding under a loan due from affiliate was deemed uncollectible and written off. See Note 15, "Related Party Transactions."

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$779	$(1,536)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	506	1,809
Depreciation and amortization, non-vehicle	153	168
Amortization of deferred financing costs and debt discount (premium)	109	37
Loss on extinguishment of debt	8	5
Provision for receivables allowance	95	66
Deferred income taxes, net	121	(271)
Technology-related intangible and other asset impairments	—	193
Write-off of intercompany loan	—	133
Reorganization items, net	150	1
(Gain) loss from the sale of a business	(400)	—
(Gain) loss on sale of non-vehicle capital assets	(8)	(24)
Other	(6)	(2)
Changes in assets and liabilities:
Non-vehicle receivables	(223)	231
Prepaid expenses and other assets	(53)	33
Operating lease right-of-use assets	203	277
Non-vehicle accounts payable	(45)	224
Accrued liabilities	(43)	(47)
Accrued taxes, net	89	(4)
Operating lease liabilities	(214)	(287)
Self-insured liabilities	(13)	(75)
Net cash provided by (used in) operating activities	1,208	931
Cash flows from investing activities:
Revenue earning vehicles expenditures	(5,196)	(5,188)
Proceeds from disposal of revenue earning vehicles	1,945	8,770
Non-vehicle capital asset expenditures	(41)	(89)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	17	56
Sales of marketable securities	—	74
Collateral payments	(303)	—
Collateral returned in exchange for letters of credit	268	—
Proceeds from the sale of a business, net of cash sold	871	—
Other	(1)	(1)
Net cash provided by (used in) investing activities	(2,440)	3,622

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	10,462	4,226
Repayments of vehicle debt	(9,463)	(8,931)
Proceeds from issuance of non-vehicle debt	3,139	1,553
Repayments of non-vehicle debt	(6,346)	(854)
Payment of financing costs	(154)	(11)
Contributions from Hertz Holdings	5,642	—
Advances to Hertz Holdings	—	(5)
Early redemption payments	(85)	—
Contributions from (distributions to) noncontrolling interests	(25)	(55)
Net cash provided by (used in) financing activities	3,170	(4,077)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(22)	18
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	1,916	494
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period(1)	1,550	1,360
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,466	$1,854

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$227	$275
Non-vehicle	181	78
Income taxes, net of refunds	20	(13)
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$7	$30
Sales of revenue earning vehicles included in vehicle receivables	100	575
Purchases of non-vehicle capital assets included in accounts payable	21	7
Purchases of non-vehicle capital assets included in liabilities subject to compromise	—	20
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	73	21

(1)     Amounts include cash and cash equivalents and restricted cash and cash equivalents which were held for sale at December 31, 2020, prior to the completion of the sale in the first quarter of 2021.

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

In accordance with the Plan of Reorganization, Hertz Global commenced a Rights Offering, under which eligible holders of Hertz Global's common stock and certain eligible holders of the Company's Senior Notes and lenders under the Alternative Letter of Credit Facility could purchase up to $1.6 billion of shares of reorganized Hertz Global common stock at a purchase price of $10.00 per share. Pursuant to the EPCA, certain parties agreed to purchase all unsubscribed shares in the Rights Offering (the "Backstop Parties"). The final expiration date for the Rights Offering occurred on June 15, 2021, with eligible holders subscribing to purchase 127,362,114 shares (approximately $1.3 billion), with the Backstop Parties to purchase the remaining 36,137,887 shares (approximately $361 million). Hertz Global closed the Rights Offering upon emergence from the Chapter 11 Cases on June 30, 2021. Pursuant to the terms of the EPCA, the Backstop Parties received a backstop fee equal in the amount of $164 million (payable in shares of reorganized Hertz Global common stock valued at $10.00 per share). During the third quarter of 2021, the Company issued additional shares pursuant to the rounding provisions of the Rights Offering for cash proceeds of approximately $4 million at a purchase price of $10.00.

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global issued 1,500,000 shares of preferred stock to Apollo and received gross proceeds of $1.5 billion, less a 2% upfront discount and stock issuance fees.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global entered into a public warrant agreement (the "Public Warrant Agreement") and issued 89,049,029 Public Warrants, subject to certain conditions. The Public Warrants are exercisable from the date of issuance until June 30, 2051 at which time all unexercised Public Warrants will expire and the rights of the holders of such expired Public Warrants will terminate. The Public Warrants had an initial exercise price of $13.80 and are subject to adjustment from time to time upon the occurrence of any payments of cash dividends, certain dilutive events, and recurring fair value adjustments ( See Note 13, "Fair Value Measurements.").

See Note 10, "Equity, Mezzanine Equity and Earnings (Loss) Per Share – Hertz Global," and Note 11, "Public Warrants – Hertz Global," for additional information on the new equity and Public Warrants issued upon the Company's Chapter 11 emergence.

On the Effective Date, the reorganized Company entered into exit credit facilities in an aggregate amount of $2.8 billion comprised of senior secured term loan facilities in an aggregate principal amount of $1.5 billion plus a senior secured revolving credit facility (the "First Lien RCF") in an aggregate committed amount of $1.3 billion. Additionally, the reorganized Company entered into a new ABS facility program ("HVF III") with an aggregate principal amount of $6.8 billion comprised of variable funding notes with a principal amount up to $2.8 billion and medium term notes in an aggregate principal amount of $4.0 billion. On the Effective Date, substantially all existing non-vehicle debt and all existing ABS facilities under the HVF II U.S. ABS Program were repaid in full and terminated in accordance with the Plan of Reorganization. See Note 6, "Debt," for additional information.

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2021 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

Effective on the Petition Date, the Company applied Accounting Standards Codification (“ASC”) 852, Reorganizations (“Topic 852”) which requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, pre-petition obligations of the Debtors that

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
could be impacted by the Chapter 11 Cases were classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020. These liabilities were reported at the amounts the Company anticipated would be allowed by the Bankruptcy Court, even if they could be settled for lesser amounts. See Note 17, "Liabilities Subject to Compromise," for additional information. In addition, certain charges related to the Chapter 11 Cases were recorded as reorganization items, net in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, respectively. See Note 18, "Reorganization Items, Net," for additional information.

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

In connection with the Chapter 11 Emergence and how the Company's chief operating decision maker ("CODM") regularly reviews operating results and allocates resources, the Company modified its reportable segments during the second quarter of 2021, as disclosed in Note 16, "Segment Information."

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

Recently Issued Accounting Pronouncements

Adopted

Scope of Reference Rate Reform

In January 2021, the Financial Accounting Standards Board ("FASB") issued guidance that clarifies that entities with derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment due to reference rate reform may elect to apply certain optional expedients and exceptions, including contract modification relief, provided in Topic 848. Entities may elect to apply the guidance on contract modifications either (1) retrospectively as of any date from the beginning of any interim period that includes March 12, 2020 or (2) prospectively to new modifications from any date in an interim period that includes or is after January 7, 2021, up to the date that financial statements are available to be issued. The Company will apply the guidance prospectively, as applicable, and does not expect a material impact on its financial position, results of operations or cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 3—Divestitures

Donlen Sale

On March 30, 2021, the Company completed the previously announced Donlen Sale. The proceeds from the sale were subject to certain post-closing adjustments in the second quarter of 2021 based on the level of assumed indebtedness, working capital and fleet equity. In the nine months ended September 30, 2021, the Company recognized a pre-tax gain in its corporate operations of $400 million, net of the impact of foreign currency adjustments, based on the difference in cash proceeds received of $891 million less $543 million net book value of assets sold plus a $53 million receivable in connection with the sale where cash proceeds were received in September 2021. On March 30, 2021, the Company and the buyer entered into a transition services agreement ("TSA") which provides for certain transitional services in connection with the Donlen Sale.

Sale of Non-vehicle Capital Assets

During the first quarter of 2020, the Company received additional cash from the sale of certain non-vehicle capital assets in its Americas Rental Car segment, which was completed in the fourth quarter of 2019, and recognized an additional $20 million pre-tax gain on the sale, which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021.

Sale of Marketable Securities

During the first quarter of 2020, the Company sold marketable securities for $74 million and recognized an immaterial gain on the sale in its corporate operations, which is included in other (income) expense, net in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	September 30, 2021	December 31, 2020
Revenue earning vehicles	$9,751	$7,492
Less accumulated depreciation	(1,526)	(1,467)
	8,225	6,025
Revenue earning vehicles held for sale, net(1)	338	37
Revenue earning vehicles, net	$8,563	$6,062

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

As of September 30, 2021, the Company determined that the projected revenues, expenses and cash flows, reflecting the expected duration and extent of impact to its business, customers, economy and the travel industry from COVID-19 were materially consistent with the assumptions utilized in the Company’s March 31, 2021 quantitative impairment assessment. As a result of the foregoing considerations, along with the consideration of other indicators noted in Topic 350, the Company concluded there were no indicators of impairment triggered for the Americas RAC or International RAC segments in the third quarter of 2021.

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

Note 6—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions):

Facility	Weighted-Average Interest Rate as of September 30, 2021	Fixed or Floating Interest Rate	Maturity	September 30, 2021	December 31, 2020
Non-Vehicle Debt
Term B Loan	4.00%	Floating	6/2028	$1,297	$—
Term C Loan	4.00%	Floating	6/2028	245	—
First Lien RCF	N/A	Floating	6/2026	—	—
Other Non-Vehicle Debt	8.53%	Fixed	Various	14	18
Senior Secured Superpriority Debtor-in-Possession Credit Agreement	N/A	N/A	N/A	—	250
Unamortized Debt Issuance Costs and Net (Discount) Premium				(45)	(25)
Total Non-Vehicle Debt Not Subject to Compromise				1,511	243
Non-Vehicle Debt Subject to Compromise
Senior Term Loan	N/A	N/A	N/A	—	656
Senior RCF	N/A	N/A	N/A	—	615
Senior Notes(1)	N/A	N/A	N/A	—	2,700
Senior Second Priority Secured Notes	N/A	N/A	N/A	—	350
Promissory Notes	N/A	N/A	N/A	—	27

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of September 30, 2021	Fixed or Floating Interest Rate	Maturity	September 30, 2021	December 31, 2020
Alternative Letter of Credit Facility(2)	N/A	N/A	N/A	—	114
Senior RCF Letter of Credit Facility	N/A	N/A	N/A	—	17
Unamortized Debt Issuance Costs and Net (Discount) Premium				—	(36)
Total Non-Vehicle Debt Subject to Compromise				—	4,443
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A(3)	1.63%	Floating	06/2023	2,270	—
				2,270	—
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(3)	1.66%	Fixed	12/2024	2,000	—
HVF III Series 2021-2(3)	2.12%	Fixed	12/2026	2,000	—
				4,000	—
HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(4)	N/A	N/A	N/A	—	1,940
				—	1,940
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-3	N/A	N/A	N/A	—	163
HVF II Series 2016-2	N/A	N/A	N/A	—	263
HVF II Series 2016-4	N/A	N/A	N/A	—	187
HVF II Series 2017-1	N/A	N/A	N/A	—	199
HVF II Series 2017-2	N/A	N/A	N/A	—	164
HVF II Series 2018-1	N/A	N/A	N/A	—	468
HVF II Series 2018-2	N/A	N/A	N/A	—	94
HVF II Series 2018-3	N/A	N/A	N/A	—	95
HVF II Series 2019-1	N/A	N/A	N/A	—	330
HVF II Series 2019-2	N/A	N/A	N/A	—	354
HVF II Series 2019-3	N/A	N/A	N/A	—	352
				—	2,669
Vehicle Debt - Other
European Vehicle Notes(5)	N/A	N/A	N/A	—	888
European ABS(3)	2.50%	Floating	4/2022	401	263
Hertz Canadian Securitization(3)	2.44%	Floating	1/2023	206	53
Australian Securitization(3)	1.66%	Floating	4/2022	112	97
New Zealand RCF	3.13%	Floating	6/2022	37	35
U.K. Financing Facility	3.59%	Floating	10/2021-8/2024	111	105
U.K. Toyota Financing Facility	2.20%	Floating	10/2021-3/2022	13	—
Other Vehicle Debt	2.90%	Floating	10/2021-11/2024	91	37
				971	1,478

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of September 30, 2021	Fixed or Floating Interest Rate	Maturity	September 30, 2021	December 31, 2020
Unamortized Debt Issuance Costs and Net (Discount) Premium				(34)	(63)
Total Vehicle Debt Not Subject to Compromise				7,207	6,024
Total Debt Not Subject to Compromise				$8,718	$6,267

(1)References to the "Senior Notes" include the series of Hertz's unsecured senior notes set forth in the table below which were included in liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2020. On the Effective Date, in accordance with the Plan of Reorganization, the Senior Notes were repaid in full and terminated. On July 1, 2021, Wells Fargo Bank, National Association as indenture trustee for the Senior Notes, filed a complaint against Hertz and certain of its subsidiaries requesting declaratory judgement that additional amounts are owed with respect to certain premiums and post-petition interest with respect to the Senior Notes. Hertz disputes that any such amounts are owed and on August 2, 2021 filed a motion to dismiss the complaint. See Note 14, "Contingencies and Off-Balance Sheet Commitments" for additional information.

(In millions)	Outstanding Principal
Senior Notes	September 30, 2021	December 31, 2020
6.250% Senior Notes due October 2022	$—	$500
5.500% Senior Notes due October 2024	—	800
7.125% Senior Notes due August 2026	—	500
6.000% Senior Notes due January 2028	—	900
	$—	$2,700
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

(In millions)	Outstanding Principal
European Vehicle Notes	September 30, 2021	December 31, 2020
4.125% Senior Notes due October 2021	$—	$276
5.500% Senior Notes due March 2023	—	612
	$—	$888

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

Proceeds received on the Effective Date, as a result of the Plan of Reorganization, under the First Lien Credit Agreement were used to (i) repay certain existing indebtedness of the Debtors; (ii) pay fees, expenses and costs associated with the consummation of the Plan of Reorganization; (iii) fund distributions required in connection with the Plan of Reorganization; (iv) provide funds for working capital and general corporate purposes; and (v) backstop or replace existing letters of credit.

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

First Lien RCF: The First Lien RCF bears interest, at a benchmark rate plus spread. Loans under the facility are available in various currencies including USD, Eurodollar, Australian dollar, Canadian dollar and Sterling. Benchmark rates for the relevant currencies include, the relevant LIBOR rate, the Prime rate, the Bank Bill Swap Reference Bid Rate for Australian dollars, Canadian prime rate, an adjusted Canadian Dollar Offered Rate ("CDOR") or the Daily Simple Sterling Overnight Index Average ("SONIA"). ABR Loans and Canadian Prime Rate Loans, as defined under the First Lien Credit Agreement, bear interest at the relevant benchmark rate plus an initial applicable margin of 2.50%. The margin for Eurocurency Loans (including USD loans), SONIA loans and Canadian dollar BA Equivalent Loans, as defined in the First Lien Credit Agreement, is dependent upon the Company's Consolidated Total Corporate Leverage Ratio, as defined under the First Lien Credit Agreement. As of September 30, 2021, that margin was 3.50%. In each case, the margin may decrease depending on Hertz’s Total Corporate Leverage Ratio. The First Lien Credit Agreement requires the First Lien RCF to be repaid in quarterly installments beginning on September 30, 2021 until maturity. The First Lien RCF matures on June 30, 2026.

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

In May 2021, resulting from a change in the Company's plan of reorganization sponsorship, the HIL Credit Agreement was terminated and HIL entered into a new multi-draw term loan facility (the "Second HIL Credit Agreement") which also provided for an aggregate maximum principal of €257 million that was funded by certain of the Plan Sponsors. On the Effective Date, in accordance with the Plan of Reorganization, the Second HIL Credit Agreement was paid in full and terminated.

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

In June 2021, in connection with the issuance of the HVF III ABS Notes, Hertz entered into a new Master Motor Vehicle Operating Lease and Servicing Agreement (the “Operating Lease”) among HVF III, as lessor, Hertz, as a lessee, servicer and guarantor, DTG Operations, Inc., a wholly-owned subsidiary of the Company, as a lessee and other permitted lessees (together with Hertz and DTG Operations, Inc., the "Lessees"), pursuant to which HVF III will lease vehicles to the Lessees.

Proceeds received upon issuance from the HVF III ABS Notes were used to fund the purchases of certain vehicles and for the repayment in full of (i) approximately $3.5 billion in aggregate outstanding principal of notes issued by HVF II, as described below, and (ii) approximately $2.2 billion in aggregate outstanding principal of notes issued by Hertz Vehicle Interim Financing, a direct wholly-owned bankruptcy remote subsidiary of Hertz ("HVIF"). The manufacturer rebates associated with HVF and HVIF were transferred to HVF III as part of the purchase agreements with HVF and HVIF. Any remaining funds are expected to be used for the future purchase or refinancing of vehicles to be leased under the Operating Lease.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
European ABS

In April 2021, International Fleet Financing No. 2 BV ("IFF No. 2") entered into a comprehensive restructuring of the European ABS. The terms of the restructured European ABS provide for aggregate maximum borrowings of €450 million and extend the maturity to April 2022. In accordance with the Plan of Reorganization, the guarantees provided by Hertz relating to the restructured European ABS, including all contingent claims in respect of such guarantees, were fully released on the Effective Date.

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

Australian Securitization

An amortization event that would have arisen under the Australian Securitization as a result of the filing of the Chapter 11 Cases was waived in May 2020, and, in June 2021, such waiver has been superseded by an amendment of the Australian Securitization. The terms of the amended Australian Securitization provide for aggregate maximum borrowings of AUD$210 million and extend the maturity to April 2022. In accordance with the Plan of Reorganization, the guarantees provided by Hertz relating to the restructured Australian Securitization, including all contingent claims in respect of such guarantees, were fully released on the Effective Date.

New Zealand RCF

In May 2021, Hertz New Zealand Holdings Limited, an indirect, wholly-owned subsidiary of Hertz, amended its credit agreement to provide for aggregate maximum borrowings of NZD$60 million and to extend the maturity to June 2022.

U.K. Financing Facility

Events of default that would have arisen under the U.K. Financing Facility as a result of filing the Chapter 11 Cases were waived in May 2020 (as amended from time to time), and, in April 2021, such waivers have been superseded by a comprehensive restructuring of the U.K. Financing Facility. The terms of the restructured U.K. Financing Facility provide for aggregate maximum borrowings of £100 million and extend the maturity to April 2022. In accordance with the Plan of Reorganization, guarantees provided by Hertz relating to the restructured U.K. Financing Facility, including all contingent claims in respect of such guarantees, were fully released on the Effective Date.

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

Maturities

As of September 30, 2021, the nominal amounts of maturities of debt for each of the years ending December 31 are as follows:

(In millions)	2021	2022	2023	2024	2025	After 2025
Non-Vehicle Debt	$5	$19	$18	$14	$13	$1,487
Vehicle Debt	34	680	2,506	2,021	—	2,000
Total	$39	$699	$2,524	$2,035	$13	$3,487

As of September 30, 2021, $19 million of non-vehicle debt and $683 million of vehicle debt is set to mature during the twelve months following the issuance of this Quarterly Report on Form 10-Q.

Loss on Extinguishment of Debt

The Company incurred losses in the form of early redemption premiums and/or the write-off of deferred financing costs associated with certain redemptions, terminations and waiver agreements. Loss on extinguishment of debt is presented in reorganization items, net, unless otherwise noted in the table below, in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table reflects the amount of loss for each respective redemption/termination:

	Three Months Ended September 30,		Nine Months Ended September 30,
Redemption/Termination (in millions)	2021	2020	2021	2020
Non-Vehicle Debt
HIL Credit Agreement(1)	$—	$—	$8	$—
Second HIL Credit Agreement	—	—	5	—
Total Non-Vehicle Debt	—	—	13	—
Non-Vehicle Debt (subject to compromise)
Senior Term Loan	—	—	16	—
Senior RCF	—	—	22	—
Senior Notes	—	—	29	—
Senior Second Priority Secured Notes	—	—	4	—
Promissory Notes	—	—	2	—
Alternative Letter of Credit Facility	—	—	7	—
Letter of Credit Facility	—	—	8	—
Total Non-Vehicle Debt (subject to compromise)	—	—	88	—
Vehicle Debt
HVF II U.S. Vehicle Variable Funding Notes	—	—	9	—
HVF II U.S. Vehicle Medium Term Notes	—	—	39	—
HVIF Series 2020-1	—	—	21	—
European Vehicle Notes	—	—	29	—
European ABS(2)	—	2	—	5
Total Vehicle Debt	—	2	98	5
Total Loss on Extinguishment of Debt	$—	$2	$199	$5

(1)    The loss on extinguishment associated with the HIL Credit Agreement is recorded in non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021.
(2)    The loss on extinguishment associated with the European ABS is recorded in vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and nine ended September 30, 2020.

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

The Company refers to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the respective facility (i.e., with respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, the amount of debt the Company could borrow assuming it possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under such facility and, in the case of the First Lien RCF, less any issued standby letters of credit. With respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, the Company refers to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt that can be borrowed given the collateral possessed at such time).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following facilities were available to the Company as of September 30, 2021 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$1,144	$1,144
Total Non-Vehicle Debt	1,144	1,144
Vehicle Debt
HVF III Series 2021-A	543	—
European ABS	125	—
Hertz Canadian Securitization	69	—
Australian Securitization	40	—
New Zealand RCF	5	—
U.K. Financing Facility	24	—
U.K. Toyota Financing Facility	1	—
Total Vehicle Debt	807	—
Total	$1,951	$1,144

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

As of September 30, 2021, there were outstanding standby letters of credit totaling $366 million comprised primarily of $238 million issued under the Term C Loan and $111 million were issued under the First Lien RCF as discussed above. As of September 30, 2021, there remains $7 million of remaining capacity to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. As of September 30, 2021, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of September 30, 2021 and December 31, 2020, IFF No. 2 had total assets of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
$719 million and $464 million, respectively, comprised primarily of loans receivable, and total liabilities of $719 million and $464 million, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenants: (i) until the expiration of the Relief Period, as defined in the First Lien Credit Agreement, a minimum liquidity of $500 million in the first and last quarters of the calendar year and $400 million in the second and third quarters of the calendar year; and (ii) subsequent to the expiration of the Relief Period, a consolidated first lien leverage ratio (the "First Lien Ratio") of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. Both of the financial covenants disclosed above are effective beginning in the third quarter of 2021. As of September 30, 2021, Hertz was in compliance with the First Lien Ratio.

In addition to financial covenants, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interest for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of September 30, 2021, the Company was in compliance with all covenants in the First Lien Credit Agreement.

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

Prior to the Effective Date, the Bankruptcy Court entered orders rejecting certain of the Company's real property leases under Section 365 of the Bankruptcy Code (the "Lease Rejection Orders"). The Lease Rejection Orders applied, in the aggregate, to 278 off airport and 34 airport locations in the Company's Americas RAC segment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Operating lease income from vehicle rentals	$2,122	$1,037	$5,018	$3,278
Operating lease income from fleet leasing	—	155	149	485
Variable operating lease income	47	—	87	34
Revenue accounted for under Topic 842	2,169	1,192	5,254	3,797
Revenue accounted for under Topic 606	57	76	133	226
Total revenues	$2,226	$1,268	$5,387	$4,023

Note 8—Restructuring

Europe Restructuring

Due to the continued impact from COVID-19 as disclosed in Note 1, "Background," and reductions in European government support, the Company initiated a restructuring program in March 2021 in its International RAC segment. The total employees affected for the nine months ended September 30, 2021 was approximately 700 employees. The program is expected to be completed within the next twelve months.

U.S. Restructuring

Due to the impact from COVID-19 as disclosed in Note 1, "Background," the Company initiated a restructuring program, beginning in April 2020, affecting approximately 11,000 U.S. employees in its Americas Rental Car segment and corporate operations. This program was substantially completed in the third quarter of 2020.

Restructuring Charges

Restructuring charges under these programs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
By Type:
Termination benefits	$7	$—	$19	$37
Lease and contract terminations	—	—	3	—
Facility closures	—	—	1	—
Total	$7	$—	$23	$37

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
By Caption:
Direct vehicle and operating	$2	$—	$10	$25
Selling, general and administrative	5	—	13	12
Total	$7	$—	$23	$37

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
By Segment:
Americas Rental Car segment	$—	$—	$—	$34
International Rental Car segment	7	—	23	—
Corporate operations	—	—	—	3
Total	$7	$—	$23	$37

The following table summarizes the activity during the nine months ended September 30, 2021, affecting the restructuring accrual, which is recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

(In millions)	Termination Benefits	Other	Total
Balance as of December 31, 2020(1)	$—	$—	$—
Reclassified from liabilities subject to compromise	7	—	7
Charges incurred	19	4	23
Cash payments	(20)	—	(20)
Other non-cash reductions	—	(2)	(2)
Balance as of September 30, 2021	$6	$2	$8

(1)    As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the Company classified $7 million of restructuring charges as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020, which were reinstated to accrued liabilities as of June 30, 2021. See Note 17, "Liabilities Subject to Compromise."

Note 9—Income Tax (Provision) Benefit

Hertz Global

The effective tax rate is 21% and 14% for the three months ended September 30, 2021 and 2020, respectively. Hertz Global recorded a tax provision of $160 million and a tax benefit of $36 million for the three months ended September 30, 2021 and 2020, respectively. The increase in the three months ended September 30, 2021 compared to 2020 is driven by improvements in Hertz Global's financial performance and changes in the mix of earnings and losses for jurisdictions for which no tax benefit can be recognized.

The effective tax rate is 23% and 14% for the nine months ended September 30, 2021 and 2020, respectively. Hertz Global recorded a tax provision of $193 million and a tax benefit of $232 million for the nine months ended September 30, 2021 and 2020, respectively. The increases in the effective tax rate and tax expense for the nine months ended September 30, 2021 are driven by improvements in Hertz Global's financial performance, changes in the mix of earnings and losses for jurisdictions for which no tax benefit can be recognized, tax benefits of the European restructuring, reduced by the non-deductible bankruptcy transaction costs, and the absence of recording valuation allowances on historical foreign deferred tax assets in 2020.

Hertz

The effective tax rate is 21% and 14% for the three months ended September 30, 2021 and 2020, respectively. Hertz recorded a tax provision of $156 million and a tax benefit of $36 million for the three months ended September 30, 2021 and 2020, respectively. The increase in the tax provision in the three months ended September

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
30, 2021 compared to 2020 is driven by improvements in Hertz's financial performance and changes in the mix of earnings and losses for jurisdictions for which no tax benefit can be recognized.

The effective tax rate is 20% and 14% for the nine months ended September 30, 2021 and 2020, respectively. Hertz recorded a tax provision of $189 million for the nine months ended September 30, 2021 compared to a tax benefit of $259 million for the nine months ended September 30, 2020. The tax provision increase for the nine months ended September 30, 2021 compared to 2020 is driven by improvements in Hertz's financial performance, tax benefits of the European restructuring reduced by the non-deductible bankruptcy transaction costs and the absence of recording valuation allowances on historical foreign deferred tax assets in 2020.

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

As of the Effective Date, 471,102,462 shares of reorganized Hertz Global common stock and 1,500,000 shares of reorganized Hertz Global preferred stock were issued and outstanding. The parties, including the Plan Sponsors who purchased reorganized Hertz Global common stock and preferred stock (collectively, the "Equity Commitment Parties"), the subscribers to the Rights Offering, and the Backstop Parties purchased an aggregate of (i) $4.7 billion of reorganized Hertz Global common stock and (ii) $1.5 billion (less a 2% upfront discount and stock issuance fees) of reorganized Hertz Global preferred stock as described below. The excess par value for the common stock shares issued by reorganized Hertz Global was recorded to additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet of Hertz Global.

Common Stock

Under reorganized Hertz Global's revised articles of incorporation, 1,000,000,000 shares of reorganized Hertz Global common stock have been authorized for issuance where each share has a par value of $0.01 and represents one vote on matters presented to the voting shareholders of reorganized Hertz Global. The consideration received by reorganized Hertz Global upon the issuance of common stock that exceeded the par value was recorded in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet of Hertz Global as of September 30, 2021. The reorganized Hertz Global common stock is not convertible and does not accrue dividends. Dividends, if any, are paid only upon a valid declaration by the board of directors of reorganized Hertz Global, and such declarations are subject to customary legal and regulatory restrictions, restrictions related to the Series A Preferred Stock, and applicable debt covenants.

Rights Offering

In accordance with the Plan of Reorganization, approximately 35% of reorganized Hertz Global common stock was offered pursuant to the Rights Offering for an aggregate purchase price of $1.6 billion of shares of reorganized Hertz Global common stock at a purchase price of $10.00 per share. The Rights Offering subscription was first made available to eligible existing Hertz Global shareholders ("Eligible Existing Shareholders") on a pro rata basis to their existing common stock interest, and second, if not fully subscribed and funded by Eligible Existing Shareholders, to certain eligible holders of the Company's Senior Notes and lenders under the Alternative Letter of Credit Facility,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
pursuant to certain subscription procedures. The final expiration date for the Rights Offering occurred on June 15, 2021. Hertz Global closed the offering upon emergence from the Chapter 11 Cases on June 30, 2021 with Eligible Existing Shareholders subscribing to purchase 127,362,114 shares of reorganized Hertz Global common stock for gross proceeds of approximately $1.3 billion. The unsubscribed portion of the Rights Offering was backstopped by the Backstop Parties resulting in the issuance of 36,137,887 shares of reorganized Hertz Global common stock for gross proceeds of $361 million. The Backstop Parties were compensated a backstop fee of $164 million in reorganized Hertz Global common stock valued at $10.00 per share which is included in the Rights Offering totals in the accompanying unaudited condensed consolidated Statement of Changes in Mezzanine Equity and Stockholders' Equity. During the third quarter of 2021, the Company issued additional shares pursuant to the rounding provisions of the Rights Offering for cash proceeds of approximately $4 million at a purchase price of $10.00.

Public Warrants

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global issued 89,049,029 Public Warrants. During the three months ended September 30, 2021, 153,299 Public Warrants were exercised of which 86,732 were cashless exercises and 66,567 were exercised for $13.80 per share. See Note 11, "Public Warrants – Hertz Global," for attributes of the Public Warrants, which are classified as a liability for financial reporting purposes.

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

At the Company's discretion, it may redeem some or all of the outstanding shares of the Series A Preferred Stock for cash at the redemption price on the applicable redemption date (equal to the greater of (x) 100.0% of the then current accrued stated value of the shares being redeemed and (y) the amount necessary, if any, to result in a multiple on invested capital of 1.30x with respect to the shares being redeemed). As no one person or entity controls the voting stock of reorganized Hertz Global, a potential change-in-control action could be outside the Company's control and result in a non-compliance event, which could then result in a mandatory redemption of all outstanding shares of Series A Preferred Stock. Accordingly, the Series A Preferred Stock is classified as mezzanine equity and was recorded at its redemption amount upon issuance. As of September 30, 2021, the Company concluded a mandatory redemption is not probable and as such, the preferred stock is not currently redeemable or probable of becoming redeemable.

The Series A Preferred Stock shares have a liquidation preference that ranks senior to any other class or series of equity issued by reorganized Hertz Global. In the event of a voluntary or involuntary liquidation of Hertz Global, the holders of its Series A Preferred Stock would be entitled to receive a liquidation preference equal to the redemption price as of the date of such voluntary or involuntary liquidation. Pursuant to the certificate of designations for the Series A Preferred Stock, Hertz Global may redeem the Series A Preferred Stock in whole or in part at any time and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
from time to time, in cash, at a redemption price equal to the then-current accrued stated value of the Series A Preferred Stock being redeemed, subject to a multiple of invested capital floor price equal to 1.30 times the $1,000 per share liquidation preference. As per the terms of the First Lien Credit Agreement, the Company is precluded from making cash payments, including dividends, to the preferred shareholders prior to June 30, 2023.

Shares of the Series A Preferred Stock accrue dividends payable in cash semi-annually in arrears, at a rate of 9% per annum prior to June 30, 2023 and generally increasing thereafter. The first cash dividend payment is payable on the six-month anniversary of the Effective Date. If not paid in cash when due, the dividend accrual will increase the value of the Series A Preferred Stock as well as future dividend obligations as a result of compounding. As of September 30, 2021, the Company had $34 million of accumulated undeclared dividends for outstanding Series A Preferred Stock which are calculated on the basis of a 365 day year. Holders of the Series A Preferred Stock have certain dividend rights that provide priority over the dividend rights of holders of reorganized Hertz Global common stock. The Series A Preferred Shares do not participate in any additional dividends, including any dividends that may be paid on the common stock of reorganized Hertz Global. In general, the holders of the Series A Preferred Stock are entitled to an overall return of approximately 30% their investment.

Registration Status of Common Stock and Series A Preferred Stock

With the exception of the shares of reorganized Hertz Global's common stock issued to the Backstop Parties, the direct investment commitment under the EPCA and the Rights Offering, the common stock and the Public Warrants issued by the reorganized Hertz Global pursuant to the Plan of Reorganization were issued under an exemption from the registration requirements of the Securities Act under the Bankruptcy Code. Shares of reorganized Hertz Global common stock issued to the Backstop Parties, the direct investment commitment under the EPCA, the Rights Offering and the Series A Preferred Stock were issued under Section 4(a)(2) of the Securities Act.

Open Market Sale Agreement

In June 2020, subsequent to approval from the Bankruptcy Court and pursuant to a prospectus supplement to the Registration Statement, Hertz Global entered into an open market sale agreement under which it could offer and sell from time to time shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million ("ATM Program"). Prior to its suspension on June 15, 2020 and ultimate termination on June 18, 2020, Hertz Global issued 13,912,368 shares under the ATM Program for net proceeds of approximately $28 million, which is included in non-vehicle restricted cash in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2020. On the Effective Date, in accordance with the Plan of Reorganization, all shares that had been issued under the ATM Program were cancelled. Additionally, on the Effective Date, Hertz Global contributed the $28 million of net proceeds to Hertz which was recorded in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet of Hertz as of September 30, 2021.

Computation of Earnings (Loss) Per Common Share

Basic earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, including Public Warrants, except when the effect would be anti-dilutive. For the three and nine months ended September 30, 2021, the diluted weighted-average shares outstanding include the dilutive impact of Public Warrants where the Company assumes share settlement of the Public Warrants as of the beginning of the reporting period. Additionally, the Company removes the change in fair value of Public Warrants when computing diluted earnings (loss) per common share, when the impact of Public Warrants is dilutive.

Due to the features and rights of the Series A Preferred Stock as described above, dividends earned by the holders of the Series A Preferred Stock, irrespective of whether paid or declared, represent earnings that are not available to the holders of Hertz Global's common stock when computing basic and diluted earnings (loss) per common share.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Hertz Global	$605	$(222)	$626	$(1,425)
Series A Preferred Stock(1)	(34)	—	(34)	—
Net income (loss) available to Hertz Global common stockholders, basic	571	(222)	592	(1,425)
Change in fair value of Public Warrants	(16)	—	(16)	—
Net income (loss) available to Hertz Global common stockholders, diluted	$555	$(222)	$576	$(1,425)
Denominator:
Basic weighted-average common shares outstanding	471	156	264	148
Dilutive effect of Public Warrants	19	—	6	—
Diluted weighted-average shares outstanding	490	156	270	148
Antidilutive stock options, RSUs, PSUs and PSAs	—	2	—	2
Earnings (loss) per common share:
Basic	$1.21	$(1.42)	$2.25	$(9.65)
Diluted	$1.13	$(1.42)	$2.14	$(9.65)
(1)Undeclared dividends on each share of Series A Preferred Stock are accumulated at a current rate of 9% per annum, on the basis of a 365 day year.

Under the Plan of Reorganization approved by the Bankruptcy Court, the Rights Offering subscription was made available to Eligible Existing Shareholders on a pro rata basis to their existing common stock interests; therefore earnings (loss) per common share have not been retrospectively adjusted for reporting periods prior to the Effective Date.

Note 11—Public Warrants – Hertz Global

On the Effective Date, in accordance with the Plan of Reorganization and the Public Warrant Agreement, reorganized Hertz Global issued 89,049,029 Public Warrants with an initial exercise price of $13.80 per Public Warrant, subject to certain conditions. The Public Warrants allow the holders to purchase up to 18% of the aggregate number of reorganized Hertz Global common interests issued and outstanding as of the Effective Date. Each Public Warrant will entitle the holders to receive one share of reorganized Hertz Global common stock. The Public Warrants have a thirty-year term and are exercisable from the date of issuance until June 30, 2051, at which time any unexercised Public Warrants will expire, and the rights of the holders to purchase reorganized Hertz Global common stock will terminate. The exercise price of the Public Warrants is subject to adjustment from time to time upon any payment of cash dividends relating to reorganized Hertz Global's common stock and the occurrence of certain dilutive events as described in the Public Warrant Agreement. During the three months ended September 30, 2021, 153,299 Public Warrants were exercised of which 86,732 were cashless exercises and 66,567 were exercised for $13.80 per share.

The Public Warrants are freely transferable, subject only to applicable securities laws and the restrictions on transfers and sales of Public Warrants and reorganized Hertz Global's common stock. The Public Warrants trade on the over-the-counter market under the symbol HTZZW.

The Company accounts for the Public Warrants in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, under which the Public Warrants meet the definition of a freestanding financial instrument. Although these are publicly traded warrants, they are classified as liabilities due to certain settlement provisions that

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
are only applicable in the event of change of control (as defined by the Public Warrant Agreement). The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2021. See Note 13, "Fair Value Measurements."

Note 12—Stock-Based Compensation

Under the Company's 2016 Omnibus Incentive Plan (the "Omnibus Plan"), the Company issued stock options, performance awards (shares and units), restricted stock and restricted stock units (collectively, "Equity Awards") to key executives, employees and non-management directors. On the Effective Date, in accordance with the Plan of Reorganization, all existing common stock and outstanding Equity Awards were cancelled without any distribution, and the Omnibus Plan deemed to be cancelled. As a result of the Equity Award cancellation, the Company recognized $10 million related to the unrecognized portion of share-based compensation in reorganization expense in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021. See Note 18, "Reorganization Items, Net."

Consistent with the Disclosure Statement, the reorganized Company anticipates the approval and implementation of a new management equity incentive plan (the “MEIP”). The MEIP will be effective in a reporting period subsequent to September 30, 2021, and as such, no compensation costs related to the MEIP have been recorded in the accompanying unaudited condensed consolidated income statements as of September 30, 2021. As of the filing of this Quarterly Report on Form 10-Q, the MEIP has not been established.

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

	September 30, 2021		December 31, 2020
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt(1)	$1,556	$1,560	$4,747	$3,382
Vehicle Debt	7,241	7,246	6,087	6,021
Total	$8,797	$8,806	$10,834	$9,403

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

The following table presents the Company's cash equivalents and restricted cash equivalents that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	September 30, 2021				December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash equivalents	$1,840	$—	$—	$1,840	$723	$—	$—	$723

Public Warrants

Under the Plan of Reorganization, reorganized Hertz Global issued Public Warrants, which are classified as liabilities at fair value in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2021 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity ("ASC 480"). See Note 11, "Public Warrants – Hertz Global," for further details. Upon issuance on the Effective Date, the initial fair value of the Public Warrants was $800 million which was computed using the Black-Scholes option pricing model using Level 2 inputs.

The following table presents the key inputs used in the fair value of the Public Warrants at issuance on the Effective Date, June 30, 2021:

Inputs
Risk-free interest rate	2.1%
Expected term	30 years
Expected volatility	57.5%
Exercise price	$13.80
Asset price	$10.02

Subsequent to the issuance of the Public Warrants, the Company calculates the fair value based on the end-of-day quoted market price, a Level 1 input of the fair value hierarchy. The Company's policy for recognizing transfers between fair value levels is at the end of the reporting period.

As of September 30, 2021, the fair value of the unexercised and outstanding Public Warrants was $783 million. The adjustment for the three and nine months ended September 30, 2021 was a gain of $16 million, respectively, and is recorded in Change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statements of operations for Hertz Global for the three and nine months ended September 30, 2021.

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

Note 14—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of September 30, 2021 and December 31, 2020, the Company's liability recorded for self-insured liabilities is $470 million and $488 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees, former employees and governmental investigations. The Company has summarized below the most significant legal proceedings to which the Company was a party during the nine months ended September 30, 2021 or the period after September 30, 2021, but before the filing of this Quarterly Report on Form 10-Q.

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

Make-Whole and Post-Petition Interest Claims - On July 1, 2021, Wells Fargo Bank, N.A., in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022, (2) 5.500% Unsecured Notes due 2024, (3) 7.125% Unsecured Notes due 2026, and (4) 6.000% Unsecured Notes due 2028 issued by The Hertz Corporation (collectively, the “Notes”), filed a complaint (the “Complaint”) against The Hertz Corporation, Dollar Rent A Car, Inc., Dollar Thrifty Automotive Group, Inc., Donlen Corporation, DTG Operations, Inc., DTG Supply, LLC, Firefly Rent A Car LLC, Hertz Car Sales LLC, Hertz Global Services Corporation, Hertz Local Edition Corp., Hertz Local Edition Transporting, Inc., Hertz System, Inc., Hertz Technologies, Inc., Hertz Transporting, Inc., Rental Car Group Company, LLC, Smartz Vehicle Rental Corporation, Thrifty Car Sales, Inc., Thrifty, LLC, Thrifty Insurance Agency, Inc., Thrifty Rent A Car System, LLC, and TRAC Asia Pacific, Inc. (collectively referred to in this summary as “Defendants”). The filing of the Complaint initiated the adversary proceeding captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et al. pending in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 21-50995 (MFW). The Complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that they assert total $271,684,720 plus interest at the contractual default rate or in the alternative are entitled to payment post-petition interest at the applicable contractual rate that they assert totals $124,512,653 plus interest at the New York statutory rate. On July 2, 2021, Defendants were summoned to file a motion or answer to the Complaint within 30 days. On August 2, 2021, the Defendants filed a motion to dismiss both counts for declaratory judgment. Briefing on the motion is now complete and oral argument has been scheduled for November 9, 2021. The Defendants dispute that any such amounts are owed and intend to respond and otherwise vigorously defend claims set forth therein. The Company cannot predict the outcome or timing of this litigation.

Additionally, some creditors in the Chapter 11 Cases may assert that the Company owes additional interest and, in certain cases, additional make whole or other premiums. These claims could be material. The Company retains all rights with respect to any such asserted amounts and intends to vigorously defend against any such asserted claims. There can be no assurance regarding the outcome of any of the litigation regarding the validity or, if deemed valid, the amount of any such additional asserted interest and make whole claims and as such, the Company cannot predict the outcome or timing of this litigation.

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

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in the U.S. District Court for the District of New Jersey against Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
in Florida against Scott Sider on March 28, 2019, all of whom were former executive officers of Old Hertz Holdings. The complaints predominantly allege breach of contract and seek repayment of incentive-based compensation received by the defendants in connection with restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The Company is also seeking recovery for the costs of the SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. In October 2019, the Company entered into a confidential Settlement Agreement with Elyse Douglas. In September and October 2020, the judge in the New Jersey action entered orders requiring the parties and applicable insurers to attend and participate in mediation. The attorneys in the Florida action voluntarily agreed to participate in the same mediation which was held on November 30, 2020. The mediation was unsuccessful, but settlement discussions continued and, on April 14, 2021, the Bankruptcy Court approved a Settlement Agreement between the Company and Scott Sider. The Florida action is now closed. Fact discovery has now been completed in the New Jersey action and settlement discussions are again taking place before the case moves on to the pre-trial phase of experts’ reports and experts’ depositions. Pursuant to the agreements governing the separation of Herc Holdings from Hertz Global that occurred on June 30, 2016, Herc Holdings is entitled to 15% of the net proceeds of any repayment or recovery.

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

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the full amount outstanding under the 2019 Master Loan was deemed uncollectible, resulting in a charge of $133 million during the second quarter of 2020. Additionally, the loan due to an affiliate, which represents a tax-related liability from Hertz to Hertz Holdings, in the amount of $65 million was classified as liabilities subject to compromise in the accompanying unaudited condensed consolidated balance sheet of Hertz as of December 31, 2020. On the Effective Date, the $65 million

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
tax-related liability from Hertz to Hertz Holdings was reinstated and classified as due to affiliate in the accompanying consolidated balance sheet of Hertz as of September 30, 2021. See Note 17, "Liabilities Subject to Compromise."

On May 23, 2020, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $25 million with an expiration in May 2021 (the "New Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin.

In May 2021, upon expiration of the New Loan, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $25 million with an expiration in May 2022 (the "2021 Master Loan"), where amounts outstanding under the New Loan were transferred to the 2021 Master Loan. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of December 31, 2020, there was $1 million outstanding under the 2021 Master Loan representing advances and any accrued but unpaid interest. On June 30, 2021, in connection with the Chapter 11 Emergence, the ATM Program contribution from Hertz Global, as discussed in Note 10, Equity, Mezzanine Equity and Earnings (Loss) Per Share – Hertz Global, was used to settle amounts outstanding under the New Loan. As of September 30, 2021, there is no outstanding balance under the 2021 Master Loan.

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

767’s payment obligations under the 767 Lease Agreement are guaranteed by American Entertainment Properties Corp. ("AEPC"), an entity affiliated with Carl C. Icahn and his affiliates. During the three and nine ended September 30, 2021, 767 distributed $10 million and $25 million, respectively, to AEPC along with the return of certain vehicles, and there were no cash contributions from AEPC to 767. During the three and nine months ended September 30, 2020, 767 distributed $55 million to AEPC, and there were no cash contributions from AEPC to 767, except for certain services. The parties have agreed that the 767 Lease Agreement will terminate effective October 31, 2021, and that, in connection with the wind-down, Hertz will purchase certain of the 767 leased vehicles for continued rental as part of Hertz’s TNC rental fleet.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Revenues
Americas RAC	$1,914	$892	$4,524	$2,857
International RAC	312	227	727	678
Total reportable segments	2,226	1,119	5,251	3,535
All other operations(1)	—	149	136	488
Total Hertz Global and Hertz	$2,226	$1,268	$5,387	$4,023
Depreciation of revenue earning vehicles and lease charges
Americas RAC	$24	$188	$314	$1,080
International RAC	37	53	106	200
Total reportable segments	61	241	420	1,280
All other operations(1)(2)	—	106	—	352
Total Hertz Global and Hertz	$61	$347	$420	$1,632
Adjusted EBITDA
Americas RAC	$830	$(11)	$1,520	$(701)
International RAC	78	(34)	69	(184)
Total reportable segments	908	(45)	1,589	(885)
All other operations(1)	—	24	13	71
Corporate	(48)	(5)	(100)	(41)
Total Hertz Global and Hertz	$860	$(26)	$1,502	$(855)

(1)    Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures."
(2)    The decrease in depreciation of revenue earning vehicles and lease charges during the nine months ended September 30, 2021, is due in part to the suspension of depreciation for the Donlen business while classified as held for sale, prior to closing on March 30, 2021, as disclosed in Note 3, "Divestitures."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(In millions)	September 30, 2021	December 31, 2020
Total assets
Americas RAC	$13,273	$11,337
International RAC	3,134	2,661
Total reportable segments	16,407	13,998
All other operations(1)	—	1,818
Corporate	3,186	1,092
Total Hertz Global(2)	19,593	16,908
Corporate - Hertz(3)	—	(28)
Total Hertz(2)	$19,593	$16,880

(1) Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures." At December 31, 2020, includes $1.8 billion of Donlen's assets which were classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.
(2)     The consolidated total assets of Hertz Global and Hertz as of September 30, 2021 and December 31, 2020 include total assets of VIEs of $745 million and $511 million, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," and "767 Auto Leasing LLC" in Note 15, "Related Party Transactions," for further information.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Adjusted EBITDA:
Americas RAC	$830	$(11)	$1,520	$(701)
International RAC	78	(34)	69	(184)
Total reportable segments	908	(45)	1,589	(885)
All other operations(1)	—	24	13	71
Corporate(2)	(48)	(5)	(100)	(41)
Total Hertz Global	860	(26)	1,502	(855)
Adjustments:
Non-vehicle depreciation and amortization	(49)	(58)	(153)	(168)
Non-vehicle debt interest, net(3)	(22)	(17)	(157)	(118)
Vehicle debt-related charges(4)	(8)	(13)	(62)	(37)
Restructuring and restructuring related charges(5)	(22)	(7)	(72)	(54)
Technology-related intangible and other asset impairments(6)	—	—	—	(193)
Information technology and finance transformation costs(7)	(3)	(8)	(13)	(34)
Reorganization items, net(8)	—	(78)	(677)	(101)
Pre-reorganization charges and non-debtor financing charges(9)	(1)	(44)	(41)	(89)
Gain from the Donlen Sale(10)	—	—	400	—
Change in fair value of Public Warrants(11)	16	—	16	—
Other items(12)	(3)	(8)	77	(15)
Income (loss) before income taxes	$768	$(259)	$820	$(1,664)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Adjusted EBITDA:
Americas RAC	$830	$(11)	$1,520	$(701)
International RAC	78	(34)	69	(184)
Total reportable segments	908	(45)	1,589	(885)
All other operations(1)	—	24	13	72
Corporate(2)	(48)	(5)	(100)	(42)
Total Hertz	860	(26)	1,502	(855)
Adjustments:
Non-vehicle depreciation and amortization	(49)	(58)	(153)	(168)
Non-vehicle debt interest, net(3)	(22)	(17)	(157)	(116)
Vehicle debt-related charges(4)	(8)	(13)	(62)	(37)
Restructuring and restructuring related charges(5)	(22)	(7)	(72)	(54)
Technology-related intangible and other asset impairments(6)	—	—	—	(193)
Write-off of intercompany loan(13)	—	—	—	(133)
Information technology and finance transformation costs(7)	(3)	(8)	(13)	(34)
Reorganization items, net(8)	—	(78)	(513)	(101)
Pre-reorganization charges and non-debtor financing charges(9)	(1)	(44)	(41)	(89)
Gain from the Donlen Sale(10)	—	—	400	—
Other items(12)	(3)	(8)	77	(15)
Income (loss) before income taxes	$752	$(259)	$968	$(1,795)

(1)Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures."
(2)Represents other reconciling items primarily consisting of general corporate expenses, non-vehicle interest expense, as well as other business activities.
(3)In 2021 includes $8 million of loss on extinguishment of debt associated with the payoff and termination of the HIL Credit Agreement recorded in the second quarter. See Note 6, "Debt," for further information.
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
(11)Represents the change in fair value during the reporting period for the Company's outstanding Public Warrants.
(12)Represents miscellaneous items, including non-cash stock-based compensation charges, and amounts attributable to noncontrolling interests. For 2021, also includes $100 million associated with the suspension of depreciation during the first quarter for the Donlen business while classified as held for sale, partially offset by letter of credit fees recorded in the first half of 2021 and charges for a multiemployer pension plan withdrawal liability recorded in the first quarter. For 2020, also includes charges of $18 million for losses associated with certain vehicle damages, which were recorded in the second quarter, partially offset by a $20 million gain on the sale of non-vehicle capital assets, which was recorded in the first quarter.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
(13)Represents the write-off of the 2019 Master Loan between Hertz and Hertz Holdings, as disclosed in Note 13, "Related Party Transactions."

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

(In millions)	June 30, 2021
Reinstated on the Effective Date:
Accounts payable	$257
Accrued liabilities	99
Accrued taxes, net	14
Liabilities reinstated - Hertz Global	370
Stockholder's equity - Due to affiliate - Hertz	65
Liabilities reinstated - Hertz	$435

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

Note 18—Reorganization Items, Net

The Debtors have incurred incremental costs as a result of the Chapter 11 Cases and settlement of liabilities under the Plan of Reorganization which have been recorded as reorganization items, net in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following tables summarize reorganization items, net:

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Professional fees and other bankruptcy related costs	$—	$78	$257	$101
Loss on extinguishment of debt(1)	—	—	191	—
Backstop fee	—	—	164	—
Breakup fee(2)	—	—	77	—
Contract settlements	—	—	25	—
Cancellation of share-based compensation grants(3)	—	—	(10)	—
Net gain on settlement of liabilities subject to compromise	—	—	(22)	—
Other, net	—	—	(5)	—
Reorganization items, net	$—	$78	$677	$101

Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Professional fees and other bankruptcy related costs	$—	$78	$257	$101
Loss on extinguishment of debt(1)	—	—	191	—
Breakup fee(2)	—	—	77	—
Contract settlements	—	—	25	—
Cancellation of share-based compensation grants(3)	—	—	(10)	—
Net gain on settlement of liabilities subject to compromise	—	—	(22)	—
Other, net	—	—	(5)	—
Reorganization items, net	$—	$78	$513	$101

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
(3)    See Note 12, Stock-Based Compensation for further details.

Cash payments during the three months ended September 30, 2021 and 2020 totaled $5 million and $35 million, respectively. Cash payments during the nine months ended September 30, 2021 and 2020 totaled $485 million and $35 million, respectively. The Company incurred $175 million of charges during the year ended December 31, 2020 comprised primarily of professional fees, of which $102 million was paid as of December 31, 2020 and $46 million and $19 million were unpaid and recorded in accrued liabilities and accounts payable, respectively, in the accompanying unaudited condensed consolidated balance sheet. The Company had $25 million of unpaid reorganization charges recorded in accounts payable in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2021.

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

This MD&A should be read in conjunction with the MD&A presented in our 2020 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this "Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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
•Total Revenue Per Transaction Day ("Total RPD," also referred to as "pricing") – important key metric to management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and encompasses the elements in vehicle rental pricing that management has the ability to control. Effective during the three months ended September 30, 2021, we revised our calculation of Total RPD to include ancillary retail vehicle sales revenues to better align with current industry practice, and accordingly, prior periods have been restated to conform with the revised definition.
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

owned or leased ("Average Vehicles" or "fleet capacity"). Effective during the three months ended September 30, 2021, we revised our calculation of Total RPU to include ancillary retail vehicle sales revenues to better align with current industry practice, and accordingly, prior periods have been restated to conform with the revised definition.
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

OUR COMPANY

Hertz Holdings was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns Hertz, Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. We operate our vehicle rental business globally from company-owned, licensee and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Caribbean, the Middle East and New Zealand. Previously, in addition to vehicle rental, we provided integrated vehicle leasing and fleet management solutions through our Donlen subsidiary, which was sold on March 30, 2021.

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Impact of COVID-19 on our Business

In March 2020, the World Health Organization declared COVID-19 a pandemic, affecting multiple global regions. The impact of this pandemic has been extensive in many aspects of society, which has resulted in significant disruptions to the global economy, as well as businesses around the world. In an effort to halt the spread of COVID-19, many governments around the world placed significant restrictions on travel, individuals voluntarily reduced their air and other travel in attempts to avoid the outbreak, and many businesses announced closures and imposed travel restrictions. In 2021, individuals across the globe have increasingly gained access to COVID-19 vaccinations, particularly in the U.S., resulting in COVID-19 case declines in many countries around the world. Many of the government-imposed restrictions have been lifted or eased, and travel, particularly domestic leisure travel, has experienced a strong rebound. There remains continued uncertainty about the duration of the negative impact from COVID-19 and its variants, including the length and scope of travel restrictions and business closures that may be imposed by governments of impacted countries or voluntarily undertaken by individuals and private businesses.

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

In 2021, as a result of our actions to continue to eliminate costs, we (i) initiated a restructuring program in our International RAC segment; and (ii) reduced our capital expenditures by $7 million, or 41%, and by $48 million, or 54%, in the three and nine ended September 30, 2021, respectively, compared to the 2020 periods. We continue to review our cost structure and fleet size to align with expected rental car volumes, including in response to continued increases in travel as indicated by traveler throughput increases beginning in March 2021 and steadily rising thereafter, as measured by the U.S. Transportation Security Administration.

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

Our strategy includes optimization of our vehicle rental operations, disciplined performance management and evaluation of all locations and the pursuit of same-store sales growth. In October 2021, we announced several new initiatives as part of a plan to offer the largest electric vehicle ("EV") rental fleet in North America, to lead in providing access to EVs for ride sharing and to digitize our vehicle disposition process. These efforts are aimed at positioning Hertz as a leader in sustainable mobility and technology.

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

Seasonality

Our vehicle rental operations are a seasonal business, with decreased levels of business in the winter months and heightened activity during the spring and summer months ("our peak season") for the majority of countries where we generate our revenues. To accommodate increased demand, we typically increase our available fleet and staff during the second and third quarters of the year. However, the continuing semiconductor microchip manufacturing shortage (the "Chip Shortage") has impacted our ability to obtain a sufficient supply of new vehicles to align with rental demands and may continue to do so through the first quarter of 2022. The Chip Shortage may result in increased vehicle acquisition costs. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. In addition, our management expects to utilize enhanced process improvements, including utilization initiatives and the use of our

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

information technology systems, to help manage our variable costs. We also maintain a flexible workforce, with a significant number of part-time and seasonal workers. Certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand. Prior to the Effective Date, the Bankruptcy Court approved the rejection of the real property leases with respect to 278 off airport locations and 34 airport locations with unexpired leases were authorized by the Bankruptcy Court for rejection in our Americas RAC segment.

Three and Nine Months Ended September 30, 2021 Operating Overview

Effective during the three months ended September 30, 2021, we changed our definition of Total RPD and Total RPU to include ancillary retail vehicle sales revenues to better align with current industry practice, and accordingly, prior periods have been restated to conform with the revised definition.

The following charts provide several key factors influencing our results for the three and nine months ended September 30, 2021 and 2020.
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

Revenue Earning Vehicles

Our principal assets are revenue earning vehicles, which represent approximately 52% of our total assets as of September 30, 2021. As a result of a semiconductor microchip manufacturing shortage and associated impacts to residual values, changes in these variables could cause a material change in our estimates regarding depreciation expense.

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

As of June 30, 2021, we determined that the projected revenues, expenses and cash flows, reflecting the expected duration and extent of impact to its business, customers, economy and the travel industry from COVID-19, and the impact of the Chapter 11 Cases, were materially consistent with the assumptions utilized in our March 31, 2021 quantitative impairment assessment. As a result of the foregoing considerations, along with the consideration of other indicators noted in Topic 350, we concluded there were no indicators of impairment triggered for our Americas RAC or International RAC segments in the second quarter of 2021.

As of September 30, 2021, we determined that the projected revenues, expenses and cash flows, reflecting the expected duration and extent of impact to our business, customers, economy and the travel industry from COVID-19 were materially consistent with the assumptions utilized in our March 31, 2021 quantitative impairment assessment. As a result of the foregoing considerations, along with the consideration of other indicators noted in Topic 350, we concluded there were no indicators of impairment triggered for the Americas RAC or International RAC segments in the third quarter of 2021.

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

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ In millions)	2021	2020		2021	2020
Total revenues	$2,226	$1,268	75%	$5,387	$4,023	34%
Direct vehicle and operating expenses	1,131	779	45	2,855	2,624	9
Depreciation of revenue earning vehicles and lease charges	61	347	(83)	420	1,632	(74)
Non-vehicle depreciation and amortization	49	58	(15)	153	168	(9)
Selling, general and administrative expenses	177	138	29	498	506	(2)
Interest expense, net:
Vehicle	41	110	(62)	243	360	(32)
Non-vehicle	22	17	28	157	116	36
Interest expense, net	63	127	(50)	400	476	(16)
Technology-related intangible and other asset impairments	—	—	—	—	193	(100)
Write-off of intercompany loan	—	—	—	—	133	(100)
Other (income) expense, net	(7)	—	NM	(20)	(15)	34
Reorganization items, net	—	78	(100)	513	101	NM
(Gain) from the sale of a business	—	—	—	(400)	—	NM
Income (loss) before income taxes	752	(259)	NM	968	(1,795)	NM
Income tax (provision) benefit	(156)	36	NM	(189)	259	NM
Net income (loss)	596	(223)	NM	779	(1,536)	NM
Net (income) loss attributable to noncontrolling interests	(3)	1	NM	(1)	7	NM
Net income (loss) attributable to Hertz	$593	$(222)	NM	$778	$(1,529)	NM
Adjusted Corporate EBITDA(a)	$860	$(26)	NM	$1,502	$(855)	NM
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Total revenues increased $957 million in the third quarter of 2021 compared to 2020 due primarily to increased travel demand resulting from the easing of government-imposed travel restrictions, where there was an increase of $1.0 billion and $85 million in our Americas RAC and International RAC segments, respectively. Americas RAC revenues increased due primarily to higher volume and pricing. Excluding a $6 million fx impact, revenues for our International RAC segment increased $80 million due primarily to higher pricing.

DOE increased $352 million in the third quarter of 2021 compared to 2020 due primarily to an increase of $339 million and $19 million in our Americas RAC and International RAC segments, respectively. DOE in our Americas

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RAC segment increased due primarily to higher volume driven by increased travel demand. Excluding a $4 million fx impact, DOE in our International RAC segment increased $15 million due primarily to higher volume driven by the increased travel demand discussed above and higher personnel costs due in part to reductions in employee furloughs and associated government support across Europe.

Depreciation of revenue earning vehicles and lease charges decreased $286 million in the third quarter of 2021 compared to 2020 due primarily to a decrease of $165 million, $106 million and $16 million in our Americas RAC segment, all other operations and International RAC segment, respectively. The decrease in our Americas RAC segment was due primarily to the Chip Shortage affecting new vehicle production and strength in residual values, partially offset by the acquisition of used vehicles. The decrease in all other operations was due to the sale of our Donlen business in the first quarter of 2021. The decrease in our International RAC segment is due primarily to the Chip Shortage affecting new vehicle production and strength in residual values.

Non-vehicle depreciation and amortization decreased $9 million in the third quarter of 2021 compared to 2020 due primarily to lower depreciation expense resulting in part from the Lease Rejection Orders in our Americas RAC segment.

SG&A increased $39 million in the third quarter of 2021 compared to 2020 due primarily to increased marketing spend primarily in our Americas RAC segment.

Vehicle interest expense, net decreased $69 million in the third quarter of 2021 compared to 2020 due primarily to lower debt levels and lower average rates resulting from the issuance of HVF III ABS Notes and the payoff and termination of HVF II debt in accordance with the Plan of Reorganization primarily in our Americas RAC segment.

Non-vehicle interest expense, net increased $5 million in the third quarter of 2021 compared to 2020 due primarily to higher deferred costs and letter of credit fees and higher average interest rates due to the suspension of interest on certain non-vehicle debt during the third quarter of 2020 resulting from the Chapter 11 Cases.

We had other income of $7 million for the third quarter of 2021 which was due primarily to income in our corporate operations from an equity-method investment and the gain on the sales of certain franchises in our Americas RAC segment.

In the third quarter of 2020, we incurred $78 million of net reorganization charges in our corporate operations primarily for professional fees associated with the Chapter 11 Cases.

The effective tax rate was 21% and 14% in the third quarter of 2021 and 2020, respectively, and we recorded a tax provision of $156 million and a tax benefit of $36 million in the third quarter of 2021 and 2020, respectively. The increase in the effective tax rate and increase in tax provision were driven by improvements in our financial performance and changes in the mix of earnings and losses for jurisdictions for which no tax benefit can be recognized.

Nine months ended September 30, 2021 Compared with Nine months ended September 30, 2020

Total revenues increased $1.4 billion in the nine months ended September 30, 2021 compared to 2020 due primarily to an increase of $1.7 billion and $50 million in our Americas RAC and International RAC segments, respectively. Americas RAC revenues increased due primarily to increased pricing resulting from growth in travel demand and constraints on vehicles due to the Chip Shortage affecting new vehicle production. Excluding a $48 million fx impact, revenues for our International RAC segment were flat.

DOE increased $231 million in the nine months ended September 30, 2021 compared to 2020 due primarily to an increase of $282 million in our Americas RAC segment, partially offset by a decrease of $51 million in our International RAC segment. The increase in Americas RAC DOE was due primarily to higher volume, partially offset by lower fleet costs due to reduced fleet size and lower fixed costs resulting from cost-reduction initiatives.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Excluding a $33 million fx impact DOE for International RAC decreased $84 million due to lower volume, lower personnel costs and lower fixed costs, partially offset by increases related to restructuring initiatives.

Depreciation of revenue earning vehicles and lease charges decreased $1.2 billion in the nine months ended September 30, 2021 compared to 2020 due to decreases of $767 million, $352 million and $94 million in our Americas RAC segment, all other operations and International RAC segment, respectively. The decrease in our Americas RAC segment is due primarily to a reduction in fleet size in connection with the Chapter 11 Cases and the Chip Shortage affecting new vehicle production. The decrease in all other operations was due to the sale of our Donlen business in the first quarter of 2021. Excluding a $7 million impact of fx, depreciation of revenue earning vehicles and lease charges for our International RAC segment decreased $101 million due primarily to the Chip Shortage affecting new vehicle production and strength in residual values.

Non-vehicle depreciation and amortization decreased $15 million in the nine months ended September 30, 2021 compared to 2020 due primarily to lower depreciation expense resulting in part from the Lease Rejection Orders in our Americas RAC segment.

SG&A decreased $8 million in the nine months ended September 30, 2021 compared to 2020 due to decreases of $38 million and $33 million in our Americas RAC and International RAC segments, respectively, partially offset by an increase of $65 million in our corporate operations. Americas RAC decreased due primarily to lower personnel costs due to cost-reduction initiatives, partially offset by higher marketing spend. Excluding a $7 million fx impact, SG&A in our International RAC segment decreased $40 million due primarily to lower professional fees resulting from debt restructuring initiatives, lower personnel costs due to employee furloughs and government support across Europe related to COVID-19, partially offset by increases related to restructuring initiatives. The increase in our corporate operations was due primarily to increased personnel costs and costs associated with contract cancellations.

Vehicle interest expense, net decreased $116 million in the nine months ended September 30, 2021 compared to 2020 due primarily to lower debt levels primarily in our Americas RAC segment.
Non-vehicle interest expense, net increased $41 million in the nine months ended September 30, 2021 compared to 2020 due primarily to higher deferred costs and letter of credit fees and higher average interest rates due primarily to the issuance of the Term Loans in the second quarter of 2021 and the DIP Credit Agreement which was entered into in the third quarter of 2020, partially offset by interest on certain non-vehicle debt being suspended as a result of filing the Chapter 11 Cases.

We had a $193 million impairment of technology-related intangible assets and capitalized cloud computing implementation costs in the nine months ended September 30, 2020 in our corporate operations due to uncertainty surrounding our financial ability to complete certain information technology projects as a result of COVID-19 and the filing of the Chapter 11 Cases.

We incurred a charge of $133 million in the nine months ended September 30, 2020 in our corporate operations resulting from the full write-off of the 2019 Master Loan with Hertz Holdings due to the filing of the Chapter 11 Cases.

We had other income of $20 million in the nine months ended September 30, 2021 compared to other income of $15 million in the nine months ended September 30, 2020. Other income in 2021 was due in part to the gain on the sales of certain franchises in our Americas RAC segment and income from an equity investment in our corporate operations. Other income in 2020 was comprised of a $20 million gain due to additional cash received from the sale of non-vehicle capital assets, which was completed in the fourth quarter of 2019, partially offset by $4 million in pension-related settlement charges.

We incurred $513 million of net reorganization charges in the nine months ended September 30, 2021, primarily in our corporate operations, which was comprised primarily of professional fees associated with the Chapter 11 Cases, the loss on extinguishment of certain debt resulting from the implementation of the Plan of Reorganization, a prior plan sponsor breakup fee and other miscellaneous charges related to the implementation of the Plan of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reorganization. In the nine months ended September 30, 2020, we incurred $101 million of net reorganization charges primarily in our corporate operations for professional fees associated with the Chapter 11 Cases.

The effective tax rate was 20% and 14% in the nine months ended September 30, 2021 and 2020, respectively. We recorded a tax provision of $189 million in the nine months ended September 30, 2021 compared to a tax benefit of $259 million in the nine months ended September 30, 2020. The increase in the tax provision in 2021 compared to 2020 is driven by improvements in our financial performance, tax benefits of the European restructuring, reduced by the non-deductible bankruptcy transaction costs and the absence of recording a valuation allowance on historical foreign deferred tax assets in 2020.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had $16 million of income from the change in fair value of Public Warrants that was incremental to Hertz for the three and nine months ended September 30, 2021. Hertz Global also had $164 million of reorganization items, net for the nine months ended September 30, 2021 that was incremental to the amounts shown for Hertz, which represent certain effects from the implementation of the Plan of Reorganization.

For the nine months ended September 30, 2020, Hertz had $27 million of income tax benefit that was incremental to the amounts shown for Hertz Global due primarily to the master loan write-off included in Hertz's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report on Form 10-Q.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ In millions, except as noted)	2021	2020		2021	2020
Total revenues	$1,914	$892	NM	$4,524	$2,857	58%
Depreciation of revenue earning vehicles and lease charges	$24	$188	(87)	$314	$1,080	(71)
Direct vehicle and operating expenses	$960	$622	55	$2,394	$2,113	13
Direct vehicle and operating expenses as a percentage of total revenues	50%	70%		53%	74%
Non-vehicle depreciation and amortization	$42	$47	(10)	$130	$136	(5)
Selling, general and administrative expenses	$72	$46	56	$191	$229	(17)
Selling, general and administrative expenses as a percentage of total revenues	4%	5%		4%	8%
Vehicle interest expense	$33	$79	(58)	$182	$265	(31)
Reorganization items, net	$—	$1	(100)	$80	$1	NM
Adjusted EBITDA	$830	$(11)	NM	$1,520	$(701)	NM
Transaction Days (in thousands)(b)	27,627	18,579	49	72,870	64,262	13
Average Vehicles (in whole units)(c)	387,368	389,605	(1)	346,032	480,700	(28)
Vehicle Utilization(c)	78%	52%		77%	49%
Total RPD (in whole dollars)(d)	$69.25	$48.07	44	$62.06	$44.49	39
Total RPU Per Month (in whole dollars)(e)	$1,646	$764	NM	$1,452	$661	NM
Depreciation Per Unit Per Month (in whole dollars)(f)	$21	$161	(87)	$101	$250	(60)
Percentage of program vehicles as of period end	5%	4%		5%	4%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Total Americas RAC revenues increased $1.0 billion in the third quarter of 2021 compared to 2020 due primarily to higher volume and pricing. The increase in Transaction Days was driven by volume increases in leisure and most business categories as government-imposed travel restrictions continued to be lifted. The increase in Total RPD was due primarily to higher pricing across the industry due to increased travel demand and industry-wide constraints on vehicles due to the Chip Shortage continuing to affect new vehicle production during the third quarter of 2021. Airport revenues comprised 72% of total revenues for the segment in the third quarter of 2021 as compared to 51% in the third quarter of 2020, due primarily to the lifting of air travel restrictions discussed above.

Depreciation of revenue earning vehicles and lease charges for Americas RAC decreased $165 million in the third quarter of 2021 compared to 2020. Average Vehicles were flat compared to 2020 due in part to the Chip Shortage affecting new vehicle production, partially offset by the acquisition of used vehicles. Depreciation Per Unit Per Month decreased to $21 in the third quarter of 2021 compared to $161 in the third quarter of 2020 due primarily to strength in residual values.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for Americas RAC increased $339 million in the third quarter of 2021 compared to 2020 due primarily to higher volume driven by the increased travel demand discussed above.

Non-vehicle depreciation and amortization decreased $5 million in the third quarter of 2021 compared to 2020 due primarily to lower depreciation expense resulting in part from the Lease Rejection Orders.

SG&A for Americas RAC increased $26 million in the third quarter of 2021 compared to 2020 due primarily to increased marketing spend during our peak season in 2021.

Vehicle interest expense for Americas RAC decreased $45 million in the third quarter of 2021 compared to 2020 due primarily to lower average rates resulting from the issuance of the HVF III ABS Notes and the full repayment and termination of the HVF II ABS Notes in accordance with the Plan of Reorganization.

Nine months ended September 30, 2021 Compared with Nine months ended September 30, 2020

Total Americas RAC revenues increased $1.7 billion in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due primarily to higher pricing and volume. Excluding a $6 million fx impact, revenues increased $1.7 billion. The increase in Total RPD was driven primarily by higher pricing across the industry due to growth in travel demand and industry-wide constraints on vehicles due to the Chip Shortage affecting new vehicle production. The increase in Transaction Days was driven primarily by volume increases in most leisure and business categories as government-imposed travel restrictions began to lift in the second quarter of 2021 due to decreasing COVID-19 cases primarily across the U.S. Airport revenues comprised 70% of total revenues for the segment in the nine months ended September 30, 2021 as compared to 56% in the nine months ended September 30, 2020, due primarily to the lifting of air travel restrictions discussed above.

Depreciation of revenue earning vehicles and lease charges for Americas RAC decreased $767 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Average Vehicles decreased due primarily to a reduction in fleet size in connection with our restructuring and the Chip Shortage affecting new vehicle production. Depreciation Per Unit Per Month in the nine months ended September 30, 2021 decreased to $101 compared to $250 in the nine months ended September 30, 2020, due primarily to strength in residual values.

DOE for Americas RAC increased $282 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Excluding a $4 million fx impact, DOE increased $278 million due primarily to higher volume driven by the increased travel demand discussed above, partially offset by lower fleet costs due to a reduced fleet size and lower facility costs resulting from cost-reduction initiatives.

Non-vehicle depreciation and amortization decreased $6 million in the nine months ended September 30, 2021 compared to 2020 due primarily to lower depreciation expense resulting in part from the Lease Rejection Orders.

SG&A for Americas RAC decreased $38 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due primarily to lower personnel costs due to cost-reduction initiatives, partially offset by higher marketing spend during our peak season in 2021.

Vehicle interest expense for Americas RAC decreased $83 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due primarily to lower debt levels resulting from vehicle dispositions associated with the Chapter 11 Cases and lower average rates resulting from the issuance of the HVF III ABS Notes and the full repayment and termination of the HVF II ABS Notes in accordance with the Plan of Reorganization.

Reorganization items, net for Americas RAC increased $79 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due primarily to the loss on extinguishment of certain vehicle debt resulting from the implementation of the Plan of Reorganization and certain contract-related charges in the first half of 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2021	2020		2021	2020
Total revenues	$312	$227	38%	$727	$678	7%
Depreciation of revenue earning vehicles and lease charges	$37	$53	(30)	$106	$200	(47)
Direct vehicle and operating expenses	$173	$155	12	$452	$503	(10)
Direct vehicle and operating expenses as a percentage of total revenues	56%	68%		62%	74%
Non-vehicle depreciation and amortization	$3	$5	(30)	$12	$14	(15)
Selling, general and administrative expenses	$27	$54	(50)	$97	$130	(25)
Selling, general and administrative expenses as a percentage of total revenues	9%	24%		13%	19%
Vehicle interest expense	$8	$19	(59)	$49	$61	(19)
Reorganization items, net	$—	$—	—	$12	$—	NM
Adjusted EBITDA	$78	$(34)	NM	$69	$(184)	NM
Transaction Days (in thousands)(b)	5,862	5,587	5	15,153	17,551	(14)
Average Vehicles (in whole units)(c)	86,124	90,884	(5)	74,721	112,445	(34)
Vehicle Utilization(c)	74%	67%		74%	57%
Total RPD (in whole dollars)(d)	$54.81	$42.58	29	$48.68	$42.12	16
Total RPU Per Month (in whole dollars)(e)	$1,244	$872	43	$1,097	$730	50
Depreciation Per Unit Per Month (in whole dollars)(f)	$147	$205	(28)	$161	$217	(26)
Percentage of program vehicles as of period end	39%	34%		39%	34%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Total revenues for International RAC increased $85 million in the third quarter of 2021 compared to 2020 due to higher pricing and volume. Excluding a $6 million fx impact, revenues increased $80 million due primarily to higher pricing across the industry due to growth in travel demand as government-imposed travel restrictions continued to be eased and industry-wide constraints on vehicle supply due to the Chip Shortage affecting new vehicle production. The increase in Transaction Days was driven by higher volume in Europe as government-imposed travel restrictions were eased resulting in increased travel demand.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $16 million in the third quarter of 2021 compared to 2020. Average Vehicles for International RAC decreased due primarily to the Chip Shortage affecting new vehicle production. Depreciation Per Unit Per Month for International RAC decreased to $147 for the third quarter of 2021 compared to $205 in 2020 due to the strength in residual values.

DOE for International RAC increased $19 million in the third quarter of 2021 compared to 2020. Excluding a $4 million fx impact, DOE increased $15 million due primarily to higher volume driven by the increased travel demand discussed above and higher personnel costs due in part to reductions in employee furloughs and associated government support across Europe.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A for International RAC decreased $27 million in the third quarter of 2021 compared to 2020 due primarily to lower professional fees resulting from debt restructuring initiatives in the third quarter of 2020 with no comparable charge in 2021.

Vehicle interest expense for International RAC decreased $11 million in the third quarter of 2021 compared to 2020 due primarily to lower debt levels, partially offset with higher average rates.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Total revenues for International RAC increased $50 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due primarily to higher pricing, partially offset by lower volume. Total RPD increased 16% driven primarily by higher pricing across the industry due to industry-wide constraints on vehicle supply due to the Chip Shortage affecting new vehicle production. Transaction Days decreased 14% driven primarily by lower volume in most leisure and business categories due to continued government-imposed travel restrictions. Excluding a $48 million fx impact, revenues were flat.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $94 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Excluding a $7 million fx impact, depreciation decreased $101 million. Average Vehicles for International RAC decreased due to right sizing of the fleet and the Chip Shortage affecting new vehicle production. Depreciation Per Unit Per Month for International RAC decreased to $161 in the nine months ended September 30, 2021 compared to $217 in the nine months ended September 30, 2020 due to strength in residual values.

DOE for International RAC decreased $51 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Excluding a $33 million fx impact, DOE decreased $84 million due primarily to lower volume driven by the impact of travel restrictions resulting from COVID-19, lower facility costs resulting from cost-reduction initiatives and lower personnel costs due to government support across Europe related to COVID-19, partially offset by increases related to restructuring initiatives.

SG&A for International RAC decreased $33 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Excluding a $7 million fx impact, SG&A decreased $40 million due primarily to lower professional fees resulting from debt restructuring initiatives during the nine months ended September 30, 2020, lower personnel costs due to employee furloughs and government support across Europe related to COVID-19.

Vehicle interest expense for International RAC decreased $12 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due primarily to lower debt levels, partially offset by higher average rates.

Reorganization items, net for International RAC increased $12 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due primarily to advisory fees related to debt refinancings and the loss on extinguishment of the European Vehicle Notes resulting from the implementation of the Plan of Reorganization during the first half of 2021.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income (loss) attributable to Hertz	$593	$(222)	$778	$(1,529)
Adjustments:
Income tax provision (benefit)	156	(36)	189	(259)
Non-vehicle depreciation and amortization	49	58	153	168
Non-vehicle debt interest, net(1)	22	17	157	116
Vehicle debt-related charges(2)	8	13	62	37
Restructuring and restructuring related charges(3)	22	7	72	54
Technology-related intangible and other asset impairment(4)	—	—	—	193
Write-off of intercompany loan(5)	—	—	—	133
Information technology and finance transformation costs(6)	4	8	13	34
Reorganization items, net(7)	—	78	513	101
Pre-reorganization and non-debtor financing charges(8)	1	44	41	89
Gain from the Donlen Sale(9)	—	—	(400)	—
Other items(11)	5	7	(76)	8
Adjusted Corporate EBITDA	$860	$(26)	$1,502	$(855)

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income (loss) attributable to Hertz Global	$605	$(222)	$626	$(1,425)
Adjustments:
Income tax provision (benefit)	160	(36)	193	(232)
Non-vehicle depreciation and amortization	49	58	153	168
Non-vehicle debt interest, net(1)	22	17	157	118
Vehicle debt-related charges(2)	8	13	62	37
Restructuring and restructuring related charges(3)	22	7	72	54
Technology-related intangible and other asset impairment(4)	—	—	—	193
Information technology and finance transformation costs(6)	3	8	13	34
Reorganization items, net(7)	—	78	677	101
Pre-reorganization and non-debtor financing charges(8)	1	44	41	89
Gain from the Donlen Sale(9)	—	—	(400)	—
Change in fair value of Public Warrants(10)	(16)	—	(16)	—
Other items(11)	6	7	(76)	8
Adjusted Corporate EBITDA	$860	$(26)	$1,502	$(855)

(1)In 2021, includes $8 million of loss on extinguishment of debt associated with the payoff and termination of the HIL Credit Agreement recorded in the second quarter. See Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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
(10)Represents the change in fair value during the reporting period for the Company's outstanding Public Warrants.
(11)Represents miscellaneous items, including non-cash stock-based compensation charges and amounts attributable to noncontrolling interests. For 2021, also includes $100 million associated with the suspension of depreciation during the first quarter for the Donlen business while classified as held for sale, partially offset by letter of credit fees recorded in the first half of 2021 and charges for a multiemployer pension plan withdrawal liability recorded in the first quarter. For 2020, also includes charges of $18 million for losses associated with certain vehicle damages, which were recorded in the second quarter, partially offset by a $20 million gain on the sale of non-vehicle capital assets, which was recorded in the first quarter.

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

	Americas RAC		International RAC
	Three Months Ended September 30,
	2021	2020	2021	2020
Transaction Days (in thousands)	27,627	18,579	5,862	5,587
Average Vehicles (in whole units)	387,368	389,605	86,124	90,884
Number of days in period (in whole units)	92	92	92	92
Available Car Days (in thousands)	35,638	35,844	7,923	8,361
Vehicle Utilization	78%	52%	74%	67%

	Americas RAC		International RAC
	Nine Months Ended September 30,
	2021	2020	2021	2020
Transaction Days (in thousands)	72,870	64,262	15,153	17,551
Average Vehicles (in whole units)	346,032	480,700	74,721	112,445
Number of days in period (in whole units)	273	274	273	274
Available Car Days (in thousands)	94,467	131,712	20,399	30,810
Vehicle Utilization	77%	49%	74%	57%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(d)Total RPD is calculated as revenues with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates ("Total Revenues - adjusted for foreign currency"), divided by the total number of Transaction Days. As discussed above, effective during the three months ended September 30, 2021, we revised our calculation of Total RPD to include ancillary retail vehicle sales revenues, and accordingly, prior periods have been restated to conform with the revised definition. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. The calculation of Total RPD is shown below.

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2021	2020	2021	2020
Revenues	$1,914	$892	$312	$227
Foreign currency adjustment(1)	(1)	1	9	11
Total Revenues - adjusted for foreign currency	$1,913	$893	$321	$238
Transaction Days (in thousands)	27,627	18,579	5,862	5,587
Total RPD (in whole dollars)	$69.25	$48.07	$54.81	$42.58

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2021	2020	2021	2020
Revenues	$4,524	$2,857	$727	$678
Foreign currency adjustment(1)	(2)	2	11	60
Total Revenues - adjusted for foreign currency	$4,522	$2,859	$738	$738
Transaction Days (in thousands)	72,870	64,262	15,153	17,551
Total RPD (in whole dollars)	$62.06	$44.49	$48.68	$42.12

(1)Based on December 31, 2020 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues-adjusted for foreign currency divided by the Average Vehicles in each period and then divided by the number of months in the period reported. As discussed above, effective during the three months ended September 30, 2021, we revised our calculation of Total RPU to include ancillary retail vehicle sales revenues, and accordingly, prior periods have been restated to conform with the revised definition. The calculation of Total RPU Per Month is shown below.

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2021	2020	2021	2020
Total Revenues - adjusted for foreign currency	$1,913	$893	$321	$238
Average Vehicles (in whole units)	387,368	389,605	86,124	90,884
Total revenue per unit (in whole dollars)	$4,938	$2,292	$3,727	$2,619
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,646	$764	$1,244	$872

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2021	2020	2021	2020
Total Revenues - adjusted for foreign currency	$4,522	$2,859	$738	$738
Average Vehicles (in whole units)	346,032	480,700	74,721	112,445
Total revenue per unit (in whole dollars)	$13,068	$5,948	$9,877	$6,563
Number of months in period (in whole units)	9	9	9	9
Total RPU Per Month (in whole dollars)	$1,452	$661	$1,097	$730

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

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2021	2020	2021	2020
Depreciation of revenue earning vehicles and lease charges	$24	$188	$37	$53
Foreign currency adjustment(1)	—	—	1	3
Adjusted depreciation of revenue earning vehicles and lease charges	$24	$188	$38	$56
Average Vehicles (in whole units)	387,368	389,605	86,124	90,884
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$62	$483	$441	$616
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$21	$161	$147	$205

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2021	2020	2021	2020
Depreciation of revenue earning vehicles and lease charges	$314	$1,080	$106	$200
Foreign currency adjustment(1)	—	1	2	20
Adjusted depreciation of revenue earning vehicles and lease charges	$314	$1,081	$108	$220
Average Vehicles (in whole units)	346,032	480,700	74,721	112,445
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$907	$2,249	$1,445	$1,957
Number of months in period (in whole units)	9	9	9	9
Depreciation Per Unit Per Month (in whole dollars)	$101	$250	$161	$217

(1)Based on December 31, 2020 foreign currency exchange rates for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by financing arrangements maintained by us in the U.S. and internationally.

Cash and Cash Equivalents

As of September 30, 2021, we had $2.7 billion of unrestricted cash and unrestricted cash equivalents and $763 million of restricted cash and restricted cash equivalents. As of September 30, 2021, $426 million of unrestricted cash and unrestricted cash equivalents and $169 million of restricted cash and restricted cash equivalents were held by our subsidiaries outside of the U.S. Beginning in the quarterly period ended March 31, 2020, we no longer assert permanent reinvestment with respect to our non-U.S. earnings, and if not in the form of loan repayments or subject to favorable tax treaties, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional cash taxes.

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

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz entered into the First Lien Credit Agreement that provides for an aggregate amount of $2.8 billion comprised of the First Lien RCF in an aggregate committed amount of $1.3 billion plus Term Loans in an aggregate principal amount of $1.5 billion. Additionally, reorganized Hertz entered into a HVF III ABS facility program with an aggregate principal amount of $6.8 billion comprised of variable funding notes with a principal amount up to $2.8 billion and medium term notes in an aggregate principal amount of $4.0 billion. On the Effective Date, substantially all existing non-vehicle debt and all existing ABS facilities under the HVF II U.S. ABS Program were repaid in full and terminated. See Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

We believe that unrestricted cash and unrestricted cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund operating requirements for the next twelve months.

Cash Flows - Hertz

As of September 30, 2021 and December 31, 2020, Hertz had unrestricted cash and unrestricted cash equivalents of $2.7 billion and $1.1 billion, respectively, and restricted cash and restricted cash equivalents of $763 million and $383 million, respectively. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2021	2020	$ Change
Cash provided by (used in):
Operating activities	$1,208	$931	$277
Investing activities	(2,440)	3,622	(6,062)
Financing activities	3,170	(4,077)	7,247
Effect of exchange rate changes	(22)	18	(40)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,916	$494	$1,422

During the nine months ended September 30, 2021, cash flows from operating activities increased by $277 million period over period due primarily to a $928 million change in net income attributable to Hertz, adjusted for non-cash and non-operating items, partially offset by a $651 million reduction in working capital requirements. Cash flows from working capital accounts decreased due primarily to $485 million cash paid for reorganization items in the nine months ended September 30, 2021 compared to $35 million cash paid in the in the 2020 period.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the nine months ended September 30, 2021, there was a $6.1 billion decrease in the cash provided by investing activities period over period due primarily to a $6.8 billion net decrease in cash proceeds from disposal of revenue earning vehicles resulting from longer vehicle holding periods due to the Chip Shortage affecting new vehicle production. The net decrease in cash provided was partially offset by $871 million net proceeds received from the Donlen Sale.

Net financing cash inflows were $3.2 billion in the nine months ended September 30, 2021 compared to cash outflows of $4.1 billion in the 2020 period due primarily to $5.6 billion in contributions from Hertz Holdings from net proceeds received from the issuance of reorganized Hertz Global equity. The change in cash inflows was partially offset by $1.8 billion of net outflows related to the extinguishment of debt, partially offset by the issuance of new debt in accordance with the Plan of Reorganization.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz Global

As of September 30, 2021 and December 31, 2020, Hertz Global had unrestricted cash and unrestricted cash equivalents of $2.7 billion and $1.1 billion, respectively, and restricted cash and restricted cash equivalents of $763 million and $411 million, respectively. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2021	2020	$ Change
Cash provided by (used in):
Operating activities	$1,208	$928	$280
Investing activities	(2,440)	3,622	(6,062)
Financing activities	3,142	(4,046)	7,188
Effect of exchange rate changes	(22)	18	(40)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,888	$522	$1,366

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

Refer to Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of September 30, 2021. Cash paid for interest during the nine months ended September 30, 2021 was $181 million for interest on non-vehicle debt and $227 million for interest on vehicle debt. Cash paid for interest during the nine months ended September 30, 2020 was $78 million for interest on non-vehicle debt and $275 million for interest on vehicle debt. The $103 million increase in cash paid for non-vehicle debt interest is due primarily to non-vehicle interest previously classified as liabilities subject to compromise that was paid upon emergence from Chapter 11 on the Effective Date.

Our corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	September 30, 2021	December 31, 2020
Unrestricted Cash and unrestricted cash equivalents	$2,703	$1,096
Availability under the First Lien RCF	1,144	—
Corporate liquidity	$3,847	$1,096

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Preferred Stock Dividends

Shares of our Series A Preferred Stock accrue dividends payable semi-annually in arrears at a rate of 9% per annum prior to June 30, 2023 and generally increasing thereafter, where the first dividend payment is payable on the six-month anniversary of the Effective Date. Dividends may be paid in cash or in kind for the first 42 months after the issuance date, at our option. If not paid in cash when due, our future dividend obligations will compound. Pursuant to the certificate of designations for the Series A Preferred Stock, we may redeem the Series A Preferred Stock in whole or in part at any time and from time to time, in cash, at a redemption price equal to the then-current accrued stated value of the Series A Preferred Stock being redeemed, subject to a multiple of invested capital floor price equal to 1.30 times the $1,000 per share liquidation preference. However, as per the terms of the First Lien Credit Agreement, we are precluded from making cash payments, including dividends, to the preferred shareholders prior to June 30, 2023. As of September 30, 2021, we had $34 million of accumulated undeclared dividends for outstanding Series A Preferred Stock which are calculated on the basis of a 365 day year.

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenants: (i) until the expiration of the Relief Period, as defined in the First Lien Credit Agreement, a minimum liquidity of $500 million in the first and last quarters of the calendar year and $400 million in the second and third quarters of the calendar year; and (ii) subsequent to the expiration of the Relief Period, a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. Both of the financial covenants disclosed above are effective beginning in the third quarter of 2021. As of September 30, 2021, we were in compliance with the First Lien Ratio.

In addition to financial covenants, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interest for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of September 30, 2021, we were in compliance with all covenants in the First Lien Credit Agreement.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2021
First Quarter	$(1,517)	$686	$(831)
Second Quarter	(2,619)	513	(2,106)
Third Quarter	(1,060)	746	(314)
Total	$(5,196)	$1,945	$(3,251)
2020
First Quarter	$(4,346)	$2,212	$(2,134)
Second Quarter	(610)	2,793	2,183
Third Quarter	(232)	3,765	3,533
Total	$(5,188)	$8,770	$3,582

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds:

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2021	2020	$ Change	% Change
Americas RAC	$(2,704)	$3,122	$(5,826)	NM
International RAC	(463)	672	(1,135)	NM
All other operations	(84)	(212)	128	(60)
Total	$(3,251)	$3,582	$(6,833)	NM
NM - Not meaningful

Revenue earning vehicle expenditures increased approximately $828 million in the third quarter of 2021 compared to the 2020 period, primarily in our Americas RAC segment, resulting from the acquisition of used vehicles to meet the increased travel demand as government-imposed travel restrictions began to lift. Revenue earning vehicle expenditures, net decreased $6.8 billion for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due primarily to fewer vehicle dispositions and longer vehicle holding periods resulting from the Chip Shortage affecting new vehicle production, primarily in our Americas RAC segment.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2021
First Quarter	$(9)	$4	$(5)
Second Quarter	(8)	6	(2)
Third Quarter	(24)	7	(17)
Total	$(41)	$17	$(24)
2020
First Quarter	$(59)	$23	$(36)
Second Quarter	(13)	27	14
Third Quarter	(17)	6	(11)
Total	$(89)	$56	$(33)

Non-vehicle capital asset expenditures increased by $7 million, or 41%, in the third quarter of 2021 compared to the 2020 period due primarily to increased information technology and finance transformation program costs resulting from previously deferred projects due to COVID-19 and the Chapter 11 Cases. Non-vehicle capital asset expenditures decreased by $48 million, or 54%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due primarily to a decrease in information technology and finance transformation program costs.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds:

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2021	2020	$ Change	% Change
Americas RAC	$(13)	$5	$(18)	NM
International RAC	(3)	(3)	—	NM
All other operations	(1)	(4)	3	(75)
Corporate	(7)	(31)	24	(77)
Total	$(24)	$(33)	$9	(27)
NM - Not meaningful

CONTRACTUAL OBLIGATIONS

Prior to the Effective Date, the Bankruptcy Court approved the rejection of real property leases pursuant to section 365 of the Bankruptcy Code comprised of 278 off airport locations and 34 airport locations in our Americas RAC segment. These rejections did not materially change the minimum fixed obligations for operating leases as disclosed in our 2020 Form 10-K.

Material changes to our aggregate indebtedness resulting from the Chapter 11 Emergence are disclosed in Note 6, "Debt," in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following table details our contractual cash obligations related to our indebtedness as of September 30, 2021:

		Payments Due by Period
(In millions)	Total	2021	2022 to 2023	2024 to 2025	After 2025
Vehicles:
Debt obligation	$7,241	$34	$3,186	$2,021	$2,000
Interest on debt(1)	434	35	236	120	43
Non-Vehicle:
Debt obligation	1,556	5	37	27	1,487
Interest on debt(1)	527	21	150	158	198
Total	$9,758	$95	$3,609	$2,326	$3,728
(1)    Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and interest rates on the debt as of September 30, 2021.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q include "forward-looking statements." Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts," "guidance" or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among other things, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under Item 1A, "Risk Factors," included in our 2020 Form 10-K and this Quarterly Report on Form 10-Q and the following, which were derived in part from the risks set forth in Item 1A, "Risk Factors," of our 2020 Form 10-K and this Quarterly Report on Form 10-Q:

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
•our ability to implement our business strategy, including our ability to implement plans to support a large scale electric vehicle fleet and to play a central role in the modern mobility ecosystem;

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

•our ability to retain and increase customer loyalty and market share;
•increased vehicle costs due to declining value of our non-program vehicles;
•our ability to maintain sufficient liquidity and the availability to us of additional or continued sources of financing for our revenue earning vehicles and to refinance our existing indebtedness;
•risks related to our indebtedness, including our present level of debt, our ability to incur substantially more debt, the fact that substantially all of our consolidated assets secure certain of our outstanding indebtedness and increases in interest rates or in our borrowing margins;
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
•the impact on the value of, or interest earned on, any LIBOR-based marketable securities, fleet leases, loans and derivatives as a result of changes to the LIBOR reference rate;

•our ability to purchase adequate supplies of competitively priced vehicles at a reasonable cost as a result of the continuing global chip manufacturing shortage and other raw material supply constraints;
•the impact of the global chip shortage and other raw material supply constraints on asset acquisition costs, resulting depreciation expense and ultimately the residual values on the disposition of vehicles in our fleet;

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
•our exposure to uninsured claims in excess of historical levels and inability to collect on subrogation;

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

As a result of our declining credit profile from the impact from COVID-19, we were no longer able to enter into certain derivative financial instruments or renew existing derivative financial instruments in order to mitigate market risks arising from the effects of changes in foreign currency exchange rates and interest rates (including credit spreads). As a result, we had exposure to foreign currency exchange rate fluctuations on cross currency obligations, primarily intercompany loans. As a result of our emergence from Chapter 11, during the third quarter of 2021, we began to enter into foreign currency exchange rate derivative financial instruments, which are not material. Assuming a hypothetical change of one percentage point to the foreign currency exchange rates on our intercompany loan balance as of September 30, 2021, our pre-tax operating results would increase (decrease) by approximately $4 million.

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
(DEBTORS-IN-POSSESSION)
ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, due to the identification of a material weakness in our internal control over financial reporting, as further described in Item 9A of our 2020 Form 10-K, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, we have taken, and continue to take, actions to remediate our existing information technology general controls (“ITGCs”) material weakness, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our remediation efforts were ongoing during the three months ended September 30, 2021. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, due to the identification of a material weakness in our internal control over financial reporting, as further described in Item 9A of our 2020 Form 10-K, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, we have taken, and continue to take, actions to remediate our existing information technology general controls (“ITGCs”) material weakness, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our remediation efforts were ongoing during the three months ended September 30, 2021. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Our corporate business strategy is subject to continued development, evaluation and implementation by our management and Board of Directors. In connection with the effectiveness of the Plan in the Chapter 11 Cases, the Company’s Board of Directors was reconstituted, and the Board is now made up of nine directors, of which eight directors did not serve on the former Board. We may also add up to two additional members in the future. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the board of directors of the Company at the time of the commencement of the Chapter 11 Cases and, thus, may have different views on the issues that will determine our future, including our strategic plans and priorities. The Board of Directors, as reconstituted, together with our interim CEO, may determine, from time to time, to implement changes in our business strategy which may affect our operations. There is, however, no guarantee that the strategic initiatives and plans, whether current or future, of the Board of Directors will be implemented in a timely manner or at all and, consequently, there is no guarantee that the operational and financial objectives of the reconstituted Board of Directors will be achieved in a timely manner or at all.

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

In general, Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, provides an annual limitation with respect to the ability of a corporation to utilize its NOLs and other tax attributes, as well as certain built-in-losses ("BILs"), against future taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of the IRC Section 382. The Company is performing an analysis to determine the potential impact this ownership change may have on our future ability to utilize our NOLs, other tax attributes and BILs.

Limitations imposed on our ability to use NOLs, other tax attributes and BILs to offset future taxable income may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs and other tax attributes to expire unused. Similar rules and limitations may apply for state income tax purposes.

We have a substantial amount of debt, which could impair our financial condition.

We have a significant amount of indebtedness. As of September 30, 2021, we had a total indebtedness of approximately $8.7 billion, including $7.2 billion of vehicle related debt and $1.5 billion of non-vehicle debt. In addition, we would be able to incur an additional approximately $2.0 billion of indebtedness under one or more incremental facilities, subject to certain thresholds as described in the First Lien Credit Agreement, including estimated available borrowing capacity of $1.1 billion under the First Lien RCF. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
•limit our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy or acquisitions and other purposes;
•require us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes;
•make us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business;
•expose us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expenses in the event of increases in interests rates; and
•make it more difficult to satisfy our obligations.

Our ability to satisfy and manage our debt obligations depends on our ability to generate cash flow and on overall financial market conditions. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations to permit us to pay principal, premium, if any, or interest on our debt obligations. If we are unable to generate sufficient cash flow from operations to service our debt obligations and meet our other cash needs, we may be forced to reduce or delay capital expenditures, sell or curtail assets or operations, seek additional capital, or seek to restructure or refinance our indebtedness. If we must sell or curtail our assets or operations, it may negatively affect our ability to generate revenue.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)
Risks Related to our Business

The continuing semiconductor microchip manufacturing shortage may be disruptive to our vehicle rental business and may adversely affect our business, results of operations and financial condition.

Increased demand for semiconductor microchips ("Chips") in 2020, due in part to COVID-19 and an increased use of electronic equipment that use these Chips, has resulted in a severe shortage of Chips in 2021. These same Chips and microprocessors are used in a variety of automobile parts, including in the control of engines and transmissions. As a result, various automotive manufacturers have been forced to delay or stall new vehicle production. If efforts to address the shortage of Chips by the industry and government entities are unsuccessful, there may be further delays in new vehicle production. Consequently, there is no guarantee that we can purchase a sufficient number of new vehicles at competitive prices and on competitive terms and conditions. If we are unable to obtain a sufficient supply of new vehicles, or if we obtain less favorable pricing and other terms during the acquisition of vehicles and are unable to recover from the increased costs then our results of operations, financial condition, liquidity and cash flows may be materially adversely affected. If we are unable to purchase new vehicles at competitive prices, increased maintenance costs in relation to our existing fleet may put further pressure on our results of operations and financial condition.

We are implementing new strategic initiatives, which may not be as successful as we anticipate.

We are entering into new partnerships centered around EV and technology, with the goal of positioning our business at the forefront of modern mobility. In October 2021, we announced several of these new initiatives as part of a plan to offer the largest EV rental fleet in North America, to lead in providing access to EVs for ride sharing and to digitize our vehicle disposition process. These efforts are aimed at positioning Hertz as a leader in sustainable mobility and technology. There are a number of risks associated with these strategic initiatives, including but not limited to the inability to secure adequate vehicle supply, a potential lack of adequate infrastructure to support EVs, potentially high costs associated with maintaining or repairing EVs and related infrastructure, increased risks related to the data connectivity and the technology upon which these initiatives will rely, such as unauthorized access to modify or use such technology, possible competition from other vehicle rental providers that may also implement similar strategies, and the possibility that our strategic initiatives are not as well-received by our consumer base as anticipated. Moreover, our recently announced investment in Tesla EVs exposes us to a number of risks related to the concentration of such vehicles in our fleet, including the risk that demand for Tesla Model 3 vehicles by our customers may be lower than we anticipate, the potential inability to obtain an adequate level of supply of Tesla vehicles and any needed replacement parts for Tesla EVs due to malfunction, product recalls or use over time, risks related to Tesla’s ability to confirm orders and complete deliveries of such vehicles on a timely basis, and risks related to the battery cells on which Tesla EVs depend, including the safety of such products and their need to maintain and significantly grow access to battery cells. In addition, the success of our initiative depends, in part, on the economics ultimately associated with EVs, including depreciation and residual values, which will impact the attractiveness of our EVs to rideshare drivers. These economics are evolving due to the developing nature of the EV market and outcomes associated with such economics that are currently unknown could materially impact the success of these initiatives. If we do not adequately address potential risks such as these, our future revenue potential may be impacted and our ability to pursue our strategic initiatives and attain profitability could be compromised.

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

The Raechel and Jacqueline Houck Safe Rental Car Act of 2015 prohibits us from renting or selling vehicles with open federal safety recalls and requires us to repair or address these recalls prior to renting or selling the vehicle. Any federal safety recall would require us to cease renting recalled vehicles until we can react to the recall. We cannot control the number of vehicles that may be subject to manufacturer recalls. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to rent recalled vehicles for a significant period of time. The potential impact of a recall may be particularly severe if it impacts a model that comprises a significant proportion of our fleet, for example, as we continue to acquire significant numbers of Tesla Model 3 vehicles, or parts that are common across numerous model types, such as recalls of airbags in recent years. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our vehicles and could also result in the loss of business to our competitors. Depending on the severity of any recall, it could materially adversely affect, among other things, our revenues, create customer service problems, present liability claims, reduce the residual value of the recalled vehicles and harm our general reputation.

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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, or if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. At this time, due to a lack of consensus as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on our liquidity. However, if LIBOR ceases to exist, we may need to renegotiate certain of our financing agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As of September 30, 2021, we had $4.8 million in outstanding

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (CONTINUED)
indebtedness tied to LIBOR. Additionally, these changes may have an impact on the value of or interest earned on any LIBOR-based marketable securities, fleet leases, loans and derivatives that are included in our financial assets and liabilities.

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

Date:	October 28, 2021	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ KENNY CHEUNG
Kenny Cheung Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description
10.1	Hertz Holdings Hertz
Form of Employee Retention Letter Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on August 17, 2021).†

10.2	Hertz Holdings Hertz
2021 Hertz Global Holdings, Inc. Severance Plan for Senior Executives (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on August 17, 2021).†

10.3	Hertz Holdings Hertz
Offer Letter between Mark Fields and Hertz Global Holdings, Inc. dated October 4, 2021 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on October 5, 2021).†

10.4	Hertz Holdings Hertz
Second Amended and Restated Offer Letter, Confidentiality and Non-Competition Agreement between Paul Stone and Hertz Global Holdings, Inc. effective as of October 5, 2021 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on October 5, 2021).†

10.5	Hertz Holdings Hertz
Hertz Global Holdings, Inc. Directors Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on October 6, 2021).†

10.6	Hertz Holdings Hertz
Amendment to Registration Rights Agreement dated as of October 26, 2021 by and among Hertz Global Holdings, Inc. and the stockholders signatory thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on October 27, 2021).

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
_______________________________________________________________________________

† Indicates management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith

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