Form 10-K
period 2021-12-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2022-02-23
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Hertz Global Holdings, Inc.	Common stock	Par value $0.01 per share	HTZ	Nasdaq Global Select*
Hertz Global Holdings, Inc.	Warrants to purchase common stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.80 per share, subject to adjustment	HTZWW	Nasdaq Global Select*
The Hertz Corporation	None		None	None

* Hertz Global Holdings, Inc.'s common stock and Public Warrants began trading exclusively on the Nasdaq Global Select Market on November 9, 2021 under the trading symbols "HTZ" and "HTZWW," respectively.

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
The Hertz Corporation1    Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Hertz Global Holdings, Inc.    Yes ☒ No ☐
The Hertz Corporation    Yes ☐ No ☒
1(Note: As a voluntary filer, The Hertz Corporation is not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act. The Hertz Corporation has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it was subject to such filing requirements.)
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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Hertz Global Holdings, Inc. as of June 30, 2021, was $2.7 billion based on the price at which the stock was sold on such date pursuant to Hertz Global Holdings, Inc.'s emergence from bankruptcy proceedings. There is no market for The Hertz Corporation stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

		Class	Shares Outstanding as of	February 17, 2022
Hertz Global Holdings, Inc.		Common Stock, par value $0.01 per share	429,294,302
The Hertz Corporation	(1)	Common Stock, par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

DOCUMENTS INCORPORATED BY REFERENCE

Hertz Global Holdings, Inc.
Information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to Hertz Global Holdings, Inc.'s definitive proxy statement for its 2022 Annual Meeting of Stockholders. Hertz Global Holdings, Inc. intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after its fiscal year ended December 31, 2021.

The Hertz Corporation	None

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

GLOSSARY OF TERMS

Unless the context otherwise requires in this Annual Report on Form 10-K for the year ended December 31, 2021, we use the following defined terms:
(i)"2021 Annual Report" or "Combined Form 10-K" means this Annual Report on Form 10-K for the year ended December 31, 2021, which combines the annual reports for Hertz Global Holdings, Inc. and The Hertz Corporation into a single filing;

(ii)"2021 Rights Offering" means the Company's rights offering providing for the issuance of common stock in reorganized Hertz Global by Hertz Global's former equity holders, holders of the Company Senior Notes and lenders under the Alternative Letter of Credit Facility and certain equity commitment parties pursuant to their obligations under the Equity Purchase and Commitment Agreement (the "EPCA") as further described in Note 16, "Equity and Mezzanine Equity – Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data" included in this 2021 Annual Report;

(iii)"All other operations" means our former All Other Operations reportable segment which was no longer deemed a reportable segment in the second quarter of 2021 resulting from the sale of our Donlen subsidiary on March 30, 2021;

(iv)"Alternative Letter of Credit Facility" means the standalone $250 million letter of credit facility that Hertz entered into in 2019 as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report;

(v)"Americas RAC" means our rental car reportable segment established in the second quarter of 2021 consisting of the countries and regions of the U.S., Canada, Latin America and Caribbean;

(vi)"Apollo" means Apollo Capital Management L.P. and its affiliates;

(vii)"Bankruptcy Code" means Title 11 of the United States Code, 11 U.S.C. §§ 101-1532;

(viii)"Bankruptcy Court" means the U.S. Bankruptcy Court for the District of Delaware;

(ix)"Board" means the Company's board of directors;

(x)"Certares" means Certares Opportunities LLC and its affiliates;

(xi)"Chapter 11" means chapter 11 of the Bankruptcy Code;

(xii)"Chapter 11 Cases" means the Chapter 11 cases jointly administered in the Bankruptcy Court under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW);

(xiii)"the Code" means the Internal Revenue Code of 1986, as amended;

(xiv)"the Company", "we", "our" and "us" mean Hertz Global and Hertz interchangeably;

(xv)"company-operated" or "company-owned" rental locations are those through which we, or an agent of ours, rent vehicles that we own or lease;

(xvi)"concessions" mean licensing or permitting agreements or arrangements granting us the right to conduct our vehicle rental business at airports;

i

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

(xvii)"Corporate" means corporate operations, which include general corporate assets and expenses and certain interest expense (including net interest on non-vehicle debt);

(xviii)"COVID-19" means the global pandemic resulting from the coronavirus disease 2019;

(xix)"the Debtors" means Hertz Global, Hertz and their direct and indirect subsidiaries in the U.S. and Canada that filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on May 22, 2020;

(xx)"DIP" means debtor-in-possession;

(xxi)"DIP Credit Agreement" means the $1.65 billion superpriority secured DIP credit facility comprised of delayed-draw term loans as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report;

(xxii)"Dollar Thrifty" means Dollar Thrifty Automotive Group, Inc., a consolidated subsidiary of the Company;

(xxiii)"Effective Date" means June 30, 2021 the date in which the Plan of Reorganization became effective and the Company emerged from Chapter 11;

(xxiv)"European Vehicle Notes" means the unsecured senior notes entered into by Hertz Holdings Netherlands B.V. as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report;

(xxv)"FASB" means the Financial Accounting Standards Board;

(xxvi)"First Lien Credit Agreement" means the credit agreement reorganized Hertz entered into on the Effective Date as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report;

(xxvii)"First Lien RCF" means the senior secured revolving credit facility in an aggregate committed amount of $1.3 billion as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report;

(xxviii)"Hertz Gold Plus Rewards" means our customer loyalty program and our global expedited rental program;

(xxix)"Hertz" means The Hertz Corporation, its consolidated subsidiaries and VIEs, our primary operating company and a direct wholly-owned subsidiary of Rental Car Intermediate Holdings, LLC, which is wholly owned by Hertz Holdings;

(xxx)"Hertz Global" means Hertz Global Holdings, Inc., our top-level holding company, its consolidated subsidiaries and VIEs, including The Hertz Corporation;

(xxxi)"Hertz Ultimate Choice" is an offering at select airport locations in the U.S. that allows customers to choose their vehicle from a range of makes, models and colors available within the zone indicated on their reservation;

(xxxii)"Hertz Holdings" refers to Hertz Global Holdings, Inc. excluding its subsidiaries and VIEs;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

(xxxiii)"HVF" refers to Hertz Vehicle Financing LLC, a non-Debtor, special purpose subsidiary of Hertz;

(xxxiv)"HVF II" refers to Hertz Vehicle Financing II LP, a non-Debtor, special purpose financing subsidiary of Hertz;

(xxxv)"HVIF" refers to Hertz Vehicle Interim Financing LLC, a non-Debtor, special purpose subsidiary of Hertz authorized by the Bankruptcy Court;

(xxxvi)"International RAC" means our international rental car reportable segment, which, effective in the second quarter of 2021, no longer includes Canada, Latin America and the Caribbean;

(xxxvii)"Knighthead" means Knighthead Capital Management, LLC and its affiliates;

(xxxviii)"Lease Rejection Orders" means the Bankruptcy Court orders entered in the Chapter 11 Cases to reject certain unexpired leases in our Americas RAC segment;

(xxxix)"Letter of Credit Facility" means the standalone $400 million letter of credit facility that Hertz entered into in 2017 as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report;

(xl)“non-program vehicles” means vehicles not purchased under repurchase or guaranteed depreciation programs for which we are exposed to residual risk;

(xli)"Old Hertz Holdings" for periods on or prior to June 30, 2016, and "Herc Holdings" for periods after June 30, 2016, refer to the former Hertz Global Holdings, Inc.;

(xlii)"Petition Date" means May 22, 2020;

(xliii)"Plan of Reorganization" means the solicitation version of the First Modified Third Amended Joint Chapter 11 Plan of Reorganization of the Debtors (as amended, supplemented or otherwise modified in accordance with its terms);

(xliv)"Plan Sponsors" means collectively Apollo, Knighthead and Certares;

(xlv)"Pre-petition" means obligations of the Debtors incurred prior to the Petition Date;

(xlvi)"Prime Clerk" means Prime Clerk, LLC, a third-party bankruptcy claims and noticing agent;

(xlvii)"program vehicles" means vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers;

(xlviii)"Public Warrants" means 30-year public warrants as further described in Note 18, "Public Warrants - Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report;

(xlix)"replacement renters" means renters who need vehicles while their vehicle is being repaired or is temporarily unavailable for other reasons;

(l)"SEC" means the United States Securities and Exchange Commission;

(li)"Senior Facilities" means our senior secured term facility (the "Senior Term Loan"), Senior RCF and Letter of Credit Facility, as further described in Note 6, "Debt," to the Notes to our consolidated financial

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report;

(lii)"Senior Notes" means our unsecured senior notes as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report;

(liii)"Senior RCF" means our senior secured revolving credit facility, as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report;

(liv)"Senior Second Priority Secured Notes" means the 7.625% Senior Second Priority Secured Notes due 2022, as further disclosed in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report;

(lv)“Spin-Off” means the separation of Old Hertz Holdings’ car rental business from the equipment rental business through a reverse spin-off, which was completed in June 30, 2016;

(lvi)"Tax Reform" means legislation signed into law on December 22, 2017 which amends the U.S. Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses, commonly known as the "Tax Cuts and Jobs Act" ("TCJA");

(lvii)"TNC" means transportation network companies that provide ride-hailing services that pair passengers with drivers via websites and mobile applications;

(lviii)"TNC Partners" means certain transportation network companies where we provide rental vehicles to their drivers under agreements that specify the relevant terms;

(lix)"U.S." means the United States of America;

(lx)"U.S. GAAP" means accounting principles generally accepted in the U.S.;

(lxi)"U.S. RAC" means our former U.S. rental car reportable segment, which is now part of our Americas RAC reportable segment;

(lxii)"VIE" means variable interest entity;

(lxiii)"Vehicle Utilization" means the portion of our vehicles that are being utilized to generate revenue; and

(lxiv)"vehicles” means cars, vans, crossovers and light trucks.

We have proprietary rights to a number of trademarks used in this 2021 Annual Report that are important to our business, including, without limitation, Hertz, Dollar, Thrifty, Hertz Gold Plus Rewards, Hertz Ultimate Choice, Hertz 24/7 and Hertz My Car. Solely for convenience, we have omitted the ® and ™ trademark designations for trademarks named in this 2021 Annual Report, but references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

COMBINED FORM 10-K

This 2021 Annual Report combines the annual reports on Form 10-K for the year ended December 31, 2021 of Hertz Global and Hertz.

Hertz Global owns all shares of the common stock of Hertz through its wholly-owned subsidiary, Rental Car Intermediate Holdings, LLC.

Management operates Hertz Global and Hertz as one enterprise. The management of Hertz Global consists of the same members as the management of Hertz. These individuals are officers of Hertz Global and Hertz and employees of Hertz. The members of Hertz's board of directors are all executive officers of Hertz Global.

Between May 22, 2020, the Petition Date, and June 30, 2021, the Effective Date, the Debtors operated as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors were authorized to continue to operate as an ongoing business but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

Hertz generally through its subsidiaries holds all of the revenue earning vehicles, property, plant and equipment and all other assets, including the ownership interests in consolidated and unconsolidated joint ventures and VIEs. Hertz conducts the operations of the business and is structured as a corporation with no publicly traded equity. Except for net proceeds from public equity issuances by Hertz Global and cash exercises of Hertz Global Public Warrants, which may be contributed to Hertz, Hertz generates required capital through its operations or through its incurrence of indebtedness.

Hertz Global does not conduct business itself, other than issuing public equity or debt obligations or receiving proceeds from cash exercises of public warrants from time to time, and incurring expenses required to operate as a public company. Hertz Global and Hertz have entered into a master loan agreement whereby Hertz Global may borrow from Hertz up to $25 million. Transactions recorded under the master loan agreement are eliminated upon consolidation at the Hertz Global level but not upon consolidation at the Hertz level. Differences between the financial statements of Hertz Global and Hertz are generally limited to the activity described above and the remaining assets, liabilities, revenues and expenses of Hertz Global and Hertz are the same on their respective financial statements.

Although Hertz is generally the entity that enters into contracts and holds assets and debt, Hertz Global consolidates Hertz for financial statement purposes, and therefore, disclosures that relate to activities of Hertz also generally apply to Hertz Global. In the sections that combine disclosures of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

v

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE (Continued)
This report also includes separate Exhibit 31 and 32 certifications for each of Hertz Global and Hertz in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that Hertz Global and Hertz are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act") and 18 U.S.C. §1350.

This Combined Form 10-K is separately filed by Hertz Global Holdings, Inc. and The Hertz Corporation. Each registrant hereto is filing on its own behalf all of the information contained in this 2021 Annual Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS

Certain statements contained or incorporated by reference in this 2021 Annual Report include "forward-looking statements." Forward-looking statements are identified by words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts," "guidance" or similar expressions, and include information concerning our liquidity, our results of operations, our business strategies and other information about our business. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of future performance or results and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among other things, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under "Risk Factors" set forth in Item 1A of this 2021 Annual Report, and the following, which also summarizes the principal risks of our business:
•the length and severity of COVID-19 and the impact on our vehicle rental business as a result of travel restrictions and business closures or disruptions, as well as the impact on our employee retention and talent management strategies;
•our ability to purchase adequate supplies of competitively priced vehicles at a reasonable cost as a result of the continuing global semiconductor microchip manufacturing shortage (the "Chip Shortage") and other raw material supply constraints;
•the impact on the value of our non-program vehicles upon disposition when the Chip Shortage and other raw material supply constraints are alleviated;
•our ability to attract and retain key employees;
•levels of travel demand, particularly business and leisure travel in the U.S. and in global markets;
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
•the mix of program and non-program vehicles in our fleet can lead to increased exposure to residual risk;
•our ability to dispose of vehicles in the used-vehicle market and use the proceeds of such sales to acquire new vehicles;
•financial instability of the manufacturers of our vehicles, which could impact their ability to fulfill obligations under repurchase or guaranteed depreciation programs;
•an increase in our vehicle costs or disruption to our rental activity due to safety recalls by the manufacturers of our vehicles;
•our access to third-party distribution channels and related prices, commission structures and transaction volumes;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS (Continued)
•our ability to offer an excellent customer experience, retain and increase customer loyalty and market share;
•our ability to maintain our network of leases and vehicle rental concessions at airports in the U.S. and internationally;
•our ability to maintain favorable brand recognition and a coordinated branding and portfolio strategy;
•a major disruption in our communication or centralized information networks or a failure to maintain, upgrade and consolidate our information technology systems;
•our ability to prevent the misuse or theft of information we possess, including as a result of cyber security breaches and other security threats, as well as our ability to comply with privacy regulations;
•risks associated with operating in many different countries, including the risk of a violation or alleged violation of applicable anti-corruption or anti-bribery laws and our ability to repatriate cash from non-U.S. affiliates without adverse tax consequences;
•our ability to utilize our net operating loss carryforwards;
•risks relating to tax laws, including those that affect our ability to deduct certain business interest expenses and offset previously-deferred tax gains, as well as any adverse determinations or rulings by tax authorities;
•changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, including those related to accounting principles, that affect our operations, our costs or applicable tax rates;
•the recoverability of our goodwill and indefinite-lived intangible assets when performing impairment analysis;
•costs and risks associated with potential litigation and investigations, compliance with and changes in laws and regulations and potential exposures under environmental laws and regulations; and
•the availability of additional or continued sources of financing for our revenue earning vehicles and to refinance our existing indebtedness.
You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this 2021 Annual Report and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands, and we operate our vehicle rental business globally from approximately 11,400 corporate and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Caribbean, the Middle East and New Zealand. We remain one of the largest worldwide vehicle rental companies and our Hertz brand name is one of the most recognized globally. We have an extensive network of airport and off airport rental locations in the U.S. and in all major European markets. In addition to vehicle rental, we provided integrated vehicle leasing and fleet management solutions through our Donlen subsidiary, which sold substantially all of its assets and certain liabilities on March 30, 2021 (the "Donlen Sale"), as disclosed in Note 3, "Divestitures," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report.

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a pandemic, affecting multiple global regions. The impact of this pandemic has been extensive in many aspects of society, which has resulted in significant disruptions to the global economy, as well as businesses around the world. In an effort to halt the spread of COVID-19, many governments around the world placed significant restrictions on travel, individuals voluntarily reduced their air and other travel in attempts to avoid the outbreak, and many businesses announced closures and imposed travel restrictions. In 2021, individuals across the globe have increasingly gained access to COVID-19 vaccinations, particularly in the U.S. As a result, many of the government-imposed restrictions have been lifted or eased, and travel, particularly domestic leisure travel, has experienced a strong rebound. There remains continued uncertainty about the duration of the negative impact from COVID-19 and its variants, including the length and scope of travel restrictions and business closures that may be imposed by governments of impacted countries or voluntarily undertaken by individuals and private businesses.

Emergence from Bankruptcy

On May 22, 2020, the Debtors filed petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases were jointly administered by the Bankruptcy Court under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW).

On May 14, 2021, the Debtors filed the Plan of Reorganization, and the solicitation version of the Supplement to the Disclosure Statement which was approved by the Bankruptcy Court on May 14, 2021. On June 10, 2021, the Plan of Reorganization was confirmed by the Bankruptcy Court. On June 30, 2021, the Plan of Reorganization became effective in accordance with its terms and the Debtors emerged from Chapter 11 (the "Chapter 11 Emergence"). For additional information about our restructured debt and new equity in connection with the Plan of Reorganization, see Note 6, "Debt," and Note 16, "Equity and Mezzanine Equity – Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report. Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a website administered by Prime Clerk. The information on this website is not incorporated by reference and does not constitute part of this 2021 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Our Strategy

Our strategy is focused on excellence in execution of our rental operations, electrification of the fleet, shared mobility, connected cars and exiting vehicles from the fleet directly to consumers. Our core assets and capabilities underpin this strategy and our partnerships with Tesla, Uber and Carvana are positioning us at the center of the modern mobility ecosystem. We will continue building on our brand strength and global fleet management expertise, combining it with new investments in technology, electrification, shared mobility and a digital-first customer experience. Our key fleet management capabilities will allow us to diversify and profitably grow in new areas of the mobility sector.

OUR BUSINESS SEGMENTS

In the second quarter of 2021, in connection with our Chapter 11 Emergence and changes in how our chief operating decision maker ("CODM") regularly reviews operating results and allocates resources, we revised our reportable segments to include Canada, Latin America and the Caribbean in our Americas RAC reportable segment, which historically was our U.S. RAC reportable segment; these regions had previously been included in our International RAC reportable segment. Accordingly, all periods have been restated to conform with the revised presentation. The Company has identified two reportable segments, which are consistent with its operating segments, as follows:
•Americas RAC - Rental of vehicles as well as sales of value-added services, in the U.S., Canada, Latin America and the Caribbean. We maintain a substantial network of company-operated rental locations in this segment and we also have franchisees and partners that operate rental locations under our brands; and
•International RAC - Rental and leasing of vehicles as well as sales of value-added services in locations other than the U.S., Canada, Latin America and the Caribbean. We maintain a substantial network of company-operated rental locations, a majority of which are in Europe. Our franchisees and partners also operate rental locations in approximately 110 countries and jurisdictions, including many of the countries in which we also have company-operated rental locations.

Also, in the second quarter of 2021, as a result of the Donlen Sale, as further disclosed in Note 3, "Divestitures," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report, the All Other Operations reportable segment which was primarily comprised of the Donlen business was no longer deemed to be a reportable segment.

In addition to the above reportable segments, we have corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

For further financial information on our segments, see (i) Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Selected Operating Data by Segment" and (ii) Note 19, "Segment Information," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Americas RAC and International RAC Segments

Brands
Our Americas RAC and International RAC vehicle rental businesses are primarily operated through three brands — Hertz, Dollar, and Thrifty. We offer multiple brands in order to provide customers a full range of rental services at different price points, levels of service, offerings and products. Each of our brands generally maintains separate airport counters, reservations, marketing and other customer contact activities. We achieve synergies across our brands by, among other things, utilizing a single fleet and fleet management team and combined vehicle maintenance, vehicle cleaning and back office functions, where applicable.

Our top tier brand, Hertz, is one of the most recognized brands in the world offering premium services that define the industry. This is consistent with numerous published best-in-class vehicle rental awards that we historically have won both in the U.S. and internationally. We go to market under the tagline of “Hertz. Let's Go!” which represents our commitment to quality, seamless travel and customer service. We have a number of innovative offerings, such as Hertz Gold Plus Rewards, Hertz Ultimate Choice and unique vehicles offered through our EV fleet and specialty collections. We continue to maintain our position as a premier provider of vehicle rental services through an intense focus on service, loyalty, quality and product innovation.

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

Our deep value brand, Thrifty, is the brand for cost-conscious travelers to find a good deal. The Thrifty brand’s main focus is serving the airport vehicle rental market, comprised of leisure travelers. Thrifty’s tagline “The Absolute Best Car for Your Money” indicates the brand’s focus on being the rental company that puts you in control of where you splurge and where you save. Thrifty operates primarily through company-owned locations in the U.S. and Canada.

In certain locations outside the U.S., we also offer our Firefly brand which is a deep value brand for price conscious leisure travelers. We have Firefly locations servicing local area airports in select non-U.S. leisure markets where other deep value brands have a significant presence.

Operations

Locations

We operate our brands at both airport and off airport locations which utilize common vehicle fleets, are supervised by common country, regional and local area management, use many common systems and rely on common vehicle maintenance and administrative centers. Additionally, our airport and off airport locations utilize common marketing activities and have many of the same customers. We regard both types of locations as aspects of a single, unitary, vehicle rental business. Off airport revenues comprised approximately 32% of our worldwide vehicle rental revenues in 2021 and approximately 46% in 2020. Our Americas RAC vehicle rental operations have company-operated locations primarily in the U.S. and Canada. Our International RAC vehicle rental operations have company-operated locations in Australia, Belgium, the Czech Republic, France, Germany, Italy, Luxembourg, the Netherlands, New Zealand, Slovakia, Spain and the United Kingdom.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Airport

We have approximately 1,900 airport rental locations in our Americas RAC segment and approximately 1,400 airport rental locations in our International RAC segment. We believe that our extensive global network of locations contributes to the consistency of our service, cost control, Vehicle Utilization, competitive pricing and our ability to offer one-way rentals.

For our airport company-operated rental locations, we have obtained concessions or similar leasing agreements or arrangements, granting us the right to conduct a vehicle rental business at the respective airport. Our concessions were obtained from the airports' operators, which are typically governmental bodies or authorities, following either negotiation or bidding for the right to operate a vehicle rental business. The terms of an airport concession typically require us to pay the airport's operator concession fees based upon a specified percentage of the revenues we generate at the airport, subject to a minimum annual guarantee. Under most concessions, we must also pay fixed rent for terminal counters or other leased properties and facilities. Most concessions are for a fixed length of time, while others create operating rights and payment obligations that are terminable at any time. As a result of the impact from COVID-19 we received rent concessions in the form of abatement and payment deferrals of fixed and variable rent payments for certain of our airport locations. See Note 9, "Leases," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report for further details.

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

Off Airport

We have approximately 3,500 off airport locations in our Americas RAC segment and approximately 4,600 off airport rental locations in our International RAC segment. Our off airport rental customers include people who prefer to rent vehicles closer to their home or place of work for business or leisure purposes, as well as those needing to travel to or from airports. Our off airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their vehicles were damaged, those expecting to lease vehicles that are not yet available from their leasing companies and replacement renters. In addition, our off airport customers include drivers for our TNC Partners, which is further described in “TNC Rentals” below.

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

Customers and Business Mix

We conduct various sales and marketing programs to attract and retain customers. Our sales force calls on companies and other organizations whose employees and associates need to rent vehicles for business purposes or for replacement rental needs, including insurance and leasing companies, automobile repair companies and vehicle dealers. In addition, our sales force works with membership associations, tour operators, travel companies, TNC and other groups whose members, participants and customers rent vehicles for either business or leisure purposes. We advertise our vehicle rental offerings through a variety of traditional media channels, partner publications (e.g., affinity clubs and airline and hotel partners), direct mail and digital marketing. In addition to advertising, we conduct other forms of marketing and promotion, including travel industry business partnerships and press and public relations activities. As a result of cost-reduction initiatives, we have reduced the extent of our marketing and advertising activities over the last two years. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Selected Operating Data by Segment" for further details.

We categorize our vehicle rental business based on the purpose and type of location from which customers rent from us. The following charts set forth the percentages of rental revenues and rental transactions in our Americas RAC and International RAC segments based on these categories.

VEHICLE RENTALS BY CUSTOMER
Year Ended December 31, 2021

Americas RAC

Business
Leisure

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
International RAC

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

Customers who rent from us for “leisure” purposes include individual travelers booking vacation travel rentals with us and people renting to meet other personal needs. Leisure rentals are generally longer in duration and generate more revenue per transaction than business rentals. Leisure rentals also include rentals by customers of U.S. and international tour operators, which are usually a part of tour packages that can include air travel and hotel accommodations.

VEHICLE RENTALS BY LOCATION
Year Ended December 31, 2021

Americas RAC

Airport
Off airport

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
International RAC

Airport
Off airport

Demand for airport rentals is generally correlated with airline travel patterns, and transaction volumes generally follow global airline passenger traffic ("enplanement") and Gross Domestic Product ("GDP") trends. Customers often make reservations for airport rentals when they book their flight plans, which make our relationships with travel agents, associations and other partners (e.g., airlines and hotels) a key competitive strategy in generating consistent and recurring revenue streams. As discussed above, individuals across the globe have increasingly gained access to COVID-19 vaccinations resulting in many government-imposed travel restrictions being lifted or eased, and travel, particularly domestic leisure travel, has experienced a strong rebound. However, there remains continued uncertainty about the duration of the negative impact from COVID-19 and its variants, including the length and scope of travel restrictions and business closures that may be imposed by governments of impacted countries or voluntarily undertaken by individuals and private businesses.

Off airport rentals include insurance replacements, and we have agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment. We have identified approximately 200 insurance companies, ranging from local or regional vehicle carriers to large, national companies, as our target insurance replacement market. As of December 31, 2021, we were a preferred or recognized supplier for 62% of these insurance companies and a co-primary for 19% of them.

Customer Service Offerings

At our major airport rental locations and certain smaller airport and off airport locations, customers participating in our Hertz Gold Plus Rewards program are able to rent vehicles in an expedited manner. Participants in our Hertz Gold Plus Rewards program often bypass the rental counter entirely and proceed directly to their vehicle upon arrival at our facility. Participants in our Hertz Gold Plus Rewards program are also eligible to earn Hertz Gold Plus Rewards points that may be redeemed for free rental days or converted to awards of other companies' loyalty programs. Hertz's Gold Plus Rewards program offers three elite membership tiers which provide more frequent renters the opportunity to earn additional reward points and vehicle upgrades. For the year ended December 31, 2021, rentals by Hertz Gold Plus Rewards members accounted for approximately 30% of our worldwide rental transactions. We believe the Hertz Gold Plus Rewards program provides us with a significant competitive advantage, particularly among frequent travelers, and we have targeted such travelers for participation in the program. We offer electronic rental agreements and returns for our Hertz, Dollar and Thrifty customers in the U.S. Simplifying the rental transaction saves customers time and provides greater convenience through access to digitally available rental contracts.

When Hertz Gold Plus Rewards members make a reservation for a midsize car or above, they have access to exclusive vehicles based on their membership tier via our Hertz Ultimate Choice program which allows customers to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
choose their vehicle from a range of makes, models and colors available within the zone indicated on their reservation. Alternatively, they may upgrade at pick-up for a fee by choosing a vehicle from the Premium Upgrade zone. The Hertz Ultimate Choice program is offered at 62 U.S. and Canada airport locations as of December 31, 2021.

TNC Rentals

We have partnered with certain companies in the TNC market in North America to offer vehicle rentals to their drivers in select cities. Using vehicles for TNC rentals results in an increased supply of higher mileage, and thus more economical, used vehicles for our vehicle disposition programs discussed below. Drivers for our TNC Partners reserve vehicles online through TNC Partner websites and pick up vehicles from select locations. TNC drivers can extend the vehicle rental on a weekly basis. In October 2021, we announced an exclusive partnership with Uber to make Teslas available for their drivers to rent on the Uber network in the U.S. We believe that this arrangement will improve driver-level economics relative to internal combustion vehicles.

Hertz 24/7

We offer a car and van-sharing membership service, referred to as Hertz 24/7, which rents vehicles by the hour and/or by the day, at various locations internationally, primarily in Europe. Members reserve vehicles online, then receive the vehicles at convenient locations using keyless entry, without the need to visit a Hertz rental office. Members are charged an hourly or daily vehicle-rental fee which includes fuel, insurance, 24/7 roadside assistance and in-vehicle customer service. Hertz 24/7 specializes in Business-to-Business-to-Consumer (B2B2C) services working with retail partners to provide vans at their locations and with corporations providing pool fleets for use by their employees.

Other Customer Service Offerings

We offer a Mobile Gold Alerts service, available to participating Hertz Gold Plus Rewards customers, through which a text message and/or email with the vehicle information and location is sent approximately 30 minutes prior to arrival, providing the option to choose another vehicle. We offer Hertz e-Return, which allows customers to drop off their vehicle and go without the need to visit the rental counter. Customers can also use cashless toll lanes with our PlatePass offering where the license plate acts as a transponder. We also offer a vehicle-subscription service on a monthly or weekend basis in select locations that provides a flexible, cost-effective alternative to vehicle ownership, with no long-term commitment required, referred to as Hertz My Car and My Hertz Weekend. As a result of COVID-19, we implemented enhanced safety measures to provide customers confidence while renting our vehicles. The Hertz Gold Standard Clean seal ensures that each vehicle is sealed prior to rental following a rigorous 15-point cleaning and sanitization process that follows U.S. Centers for Disease Control and Prevention guidelines.

Rates

We rent a wide variety of makes and models of vehicles. We rent vehicles on an hourly (in select international markets), daily, weekend, weekly, monthly or multi-month basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. Our rates vary by brand and at different locations depending on local market conditions and other competitive and cost factors. While vehicles are usually returned to the locations from which they are rented, we also allow one-way rentals from and to certain locations. We also generate revenues from reimbursements by customers of airport concession fees, unless the law limits or forbids us from doing so, and vehicle licensing costs, fueling charges, and charges for value-added services such as supplemental equipment (e.g., child seats and ski racks), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and satellite radio.

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

Customers may also seek reservations via travel agents or third-party travel websites. In many of those cases, the travel agent or website utilizes an Application Programming Interface connection to Hertz or a third-party operated computerized reservation system, also known as a Global Distribution System, to contact us and make the reservation.

In our major markets, including the U.S. and all other countries with company-operated locations, customers may also reserve vehicles for rental from us and our franchisees worldwide through local, national or toll-free telephone calls to our reservations center, directly through our rental locations or, in the case of insurance replacement rentals, through proprietary automated systems serving the insurance industry.

Franchisees

In certain U.S. and international markets, we have found it efficient to issue licenses under franchise arrangements to independent franchisees who are engaged in the vehicle rental business. Franchisees rent vehicles that they own or lease to customers, primarily under our Hertz, Dollar or Thrifty brand. In certain markets and under certain circumstances, franchisees may acquire franchises for multiple brands.

Franchisees generally pay an initial license fee, royalties based on a percentage of their revenues as well as other fees, and in return are provided the use of the applicable brand name, certain operational support and training, reservations through our reservation channels, and other services. Additionally, franchisees may utilize our vehicles to support one-way business intra country. Franchisee arrangements enable us to offer expanded national and international service and a broader one-way rental program. In addition to vehicle rental, certain international franchisees engage in vehicle leasing, and the rental of chauffeur-driven vehicles, camper vans and motorcycles.

The transfer of a franchisee license is limited without our consent and such licenses are generally terminable by us only for cause or after a fixed term. Many of these agreements also include a company right of first refusal should a franchisee receive a bona fide offer to sell the license. Franchisees in the U.S. typically may terminate on prior notice, generally 180 days. In Europe and certain other international jurisdictions, franchisees typically do not have early termination rights. We continue to issue new licenses and, from time to time, re-acquire franchised businesses or sell corporate locations to franchisees.

Franchise operations, including fleet acquisition, are generally financed independently by the franchisees and we do not have an investment interest in the franchisees. Fees from franchisees, including initial franchise fees, generally support the cost of our brand awareness programs, reservations system, sales and marketing efforts and certain other services and are approximately 2% of our worldwide vehicle rental revenues for the year ended December 31, 2021.

Seasonality

Our vehicle rental operations are historically a seasonal business, excluding the year ended December 31, 2020 which was impacted by the COVID-19 pandemic as discussed above, with decreased levels of business in the winter months and heightened activity during the spring and summer months ("our peak season") for the majority of countries where we generate our revenues. To accommodate increased demand, we typically increase our available fleet and staff, which is comprised of a significant number of part-time and seasonal workers, during the second and third quarters of the year. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. Certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and cannot be adjusted for seasonal demand.

The following chart sets forth this seasonal nature of our vehicle rental operations, as well as the impact of COVID-19, primarily in 2020, by presenting the proportionate contribution of each quarter to full year revenue for each of the years ended December 31, 2021, 2020 and 2019.

Fleet

During the year ended December 31, 2021, we operated a peak rental fleet in our Americas RAC and International RAC segments of approximately 389,300 vehicles and 78,400 vehicles, respectively. Purchases of vehicles are financed by active and ongoing global borrowing programs and through cash from operations. The vehicles purchased are either program vehicles or non-program vehicles. We periodically review the efficiencies of an optimal mix between program and non-program vehicles in our fleet and adjust the ratio of program and non-program vehicles as needed based on contract negotiations, vehicle economics and availability. During the year ended December 31, 2021, our approximate average holding period for a rental vehicle was 25 months in our Americas RAC segment and 20 months in our International RAC segment which are longer than historical holding periods as a result of supply chain constraints due to the Chip Shortage.

In October 2021, we announced our plan to significantly expand our EV rental fleet in North America, as discussed below in Corporate Responsibility—Fuel Efficient Fleet.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Our fleet composition is as follows:
Fleet Composition by Vehicle Manufacturer*
As of December 31, 2021
Americas RAC                    International RAC*

* Vehicle manufacturers Daimler AG (Mercedes Benz and Smart), Renault, Mitsubishi, Mazda, Volvo and Rover Group together comprise another 12% of the International RAC fleet and are included as "Other" in the overall and International RAC charts above.

We maintain vehicle maintenance centers which provide maintenance for our fleet, many of which include sophisticated vehicle diagnostic and repair equipment, and are accepted by automobile manufacturers, as eligible, to perform warranty work. Collision damage and major repairs are generally performed by independent contractors.

Repurchase Programs

Program vehicles are purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers wherein the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Repurchase prices under repurchase programs are based on the original cost less a set daily depreciation amount. These repurchase and guaranteed depreciation programs limit our residual risk with respect to vehicles purchased under the programs and allow us to reduce the variability of depreciation expense for each vehicle, however, typically the acquisition cost is higher. Program vehicles generally provide us with flexibility to increase or reduce the size of our fleet based on market demand. When we increase the percentage of program vehicles, the average age of our fleet decreases since the average

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
holding period for program vehicles is shorter than for non-program vehicles. During 2021, the number of program vehicles in our fleet decreased primarily due to the impact from the Chip Shortage on new vehicle production.

Program vehicles as a percentage of all vehicles purchased within our Americas RAC and International RAC segments during the last three fiscal years were as follows:

Program Vehicles as a Percentage of All Vehicles Purchased
70%
60%
50%
40%
30%
20%
10%
0%
30%
64%
20%
61%
1%
48%
2019
2020
2021
Fiscal Year
Americas RAC
International RAC

Hertz Car Sales, Rent2Buy and Other Vehicle Disposition Channels

During the year ended December 31, 2021, the vehicles sold in our U.S. and international vehicle rental operations that were not repurchased by manufacturers were sold through auction and dealer direct wholesale channels and retail channels.

In October 2021, we announced a nationwide agreement with Carvana with respect to our vehicle disposition process. With demand for used vehicles at an all-time high, we recognized the opportunity to streamline our vehicle disposition cycle, while at the same time filling a need in the used car market. The Carvana arrangement allows us to digitize and modernize our retail sales process while providing Carvana with a greater supply of used vehicles. This is intended to reduce our reliance on wholesale channels and allows us to renew our vehicle supply more rapidly, thereby strengthening our business.

Our retail sales channel, Hertz Car Sales, consists of a network of company-operated vehicle sales locations throughout the U.S. dedicated to the sale of vehicles from our rental fleet. Vehicles disposed of through our retail outlets provide for ancillary vehicle sales revenue, such as warranty, financing and title fees.

We also offer Rent2Buy in 26 states in the U.S., an innovative program in which customers are able to rent a vehicle from our rental fleet and if the customer purchases the vehicle, the customer is credited with a portion of their rental charges. The purchase transaction is completed through the internet and by mail in those states where permitted.

Markets and Competition

Competition among vehicle rental industry participants is intense and is primarily based on vehicle availability and quality, price, service, reliability, rental locations, product innovation and competition from online travel agents and vehicle rental brokers. We believe that the strength of the Hertz, Dollar and Thrifty brands, our extensive worldwide ownership of vehicle rental operations and our commitment to innovation, including our EV initiatives, provide us with a strong competitive advantage. Our principal vehicle rental industry competitors are Avis Budget Group, Inc.,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
which currently operates the Avis, Budget, ZipCar and Payless brands, and Enterprise Holdings, which operates the Enterprise Rent-A-Car Company, National Car Rental and Alamo Rent A Car brands. There are also local and regional vehicle rental companies, transportation network companies which provide ride-hailing services that have some overlap in customer use cases, largely with respect to short length trips in urban areas, and peer-to-peer car sharing marketplaces.

U.S.

The U.S. represents approximately $28 billion in estimated annual industry revenues for 2021. The average number of vehicles in the U.S. vehicle rental industry in 2021 was about 2 million vehicles. U.S. industry Revenue Per Unit Per Month in 2021 was approximately $1,320.

Europe

Europe represents approximately $11 billion in estimated annual industry revenues for 2021. Europe has generally demonstrated a lower historical reliance on air travel because the European off airport vehicle rental market has been significantly more developed than it is in the U.S. Within Europe, the largest markets in which we do business are France, Germany, Italy, Spain and the United Kingdom. Throughout Europe, we do business through company-operated rental locations and through our partners or franchisees.

Asia Pacific

Asia Pacific represents approximately $14 billion in estimated annual industry revenues for 2021. Within this region, the largest markets in which we do business are Australia, China, Japan, New Zealand and South Korea. In each of these markets we do business through company-operated rental locations and through our partners or franchisees.

Middle East and Africa

The Middle East and Africa represent approximately $3 billion in estimated annual industry revenues for 2021. Within these regions, the largest markets in which we do business are Saudi Arabia, South Africa and the United Arab Emirates. In each of these markets we do business through our franchisees.

Latin America

Latin America represents approximately $3 billion in estimated annual industry revenues for 2021. Within Latin America, the largest markets in which we do business are Argentina, Brazil, Mexico and Panama. In each of these markets our Hertz, Dollar and Thrifty brands are present through our partners or franchisees.

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of December 31, 2021, we employed approximately 23,000 persons, consisting of approximately 17,000 persons in the U.S. and approximately 6,000 persons internationally, a decrease internationally of 14% from December 31, 2020 due primarily to a restructuring program affecting approximately 900 employees in our international operations, specifically in Europe.

Certain employees outside the U.S. are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 27% of our workforce in the U.S. (including those in the U.S. territories) are presently in effect with local unions, affiliated primarily with the International Brotherhood of Teamsters and the International Association of Machinists. Labor contracts covering approximately 11% of these employees will expire during 2022. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nevertheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruption.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
In addition to the employees referred to above, we engage outside services, as is customary in the industry, principally for the non-revenue movement of rental vehicles between rental locations.

Human Capital Management

We continue to evolve for our customers, employees, partners, franchisees and communities. With respect to our employees, our Board and Board committees periodically review of our employee programs and initiatives, providing oversight to how we should attract, retain and develop a workforce that aligns with our values and strategies, including through competitive compensation and benefits, learning and development opportunities and cultivating an engaged and inclusive culture. In addition, we conduct anonymous surveys, seeking feedback from our broad employee base on topics including, but not limited to, effectiveness of company communication, confidence in leadership, competitiveness of our compensation and total rewards packages and career growth and development opportunities. Survey results are reviewed by our senior management and shared with employees, along with action plans, for leveraging employee insights to drive meaningful improvements in our employees' experiences.

Our people are our greatest asset and we strive to have a constant focus and attention on matters concerning our employees including retention and professional development as well as employees’ physical, emotional and financial well-being. We are committed to an inclusive workplace around the globe that champions equality, values different backgrounds and celebrates individuality. We regularly assess our benefits and program offerings to provide a compelling and comprehensive portfolio, which currently includes:
•Competitive salaries and wages;
•Retirement savings with a 401(k) Plan and an employer match, up to a certain percentage;
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
•Employee tuition reimbursement program;
•Employee relief fund that provides immediate, short-term financial assistance to North America employees through employee contributions and company match to assist employees dealing with natural disasters;
•Training and development opportunities; and
•Employee resource groups.

We are committed to protecting the health and safety of our employees, customers and partners. Beginning in 2020, COVID-19 caused an unprecedented crisis for the travel and tourism industry, disrupting work practices, consumer behavior and long-term strategic plans. Despite these challenges, we have maintained our priority of supporting our people and our communities. We implemented heightened safety measures for employees and customers and introduced the Hertz Gold Standard Clean process, an enhanced 15-point cleaning process. We deployed protocols, signage and employee training to ensure compliance with COVID-19 Centers for Disease Control guidelines and local regulations. We equipped our employees with personal protective equipment as well as plexiglass guards, implemented enhanced facility and vehicle cleaning practices, mandated face-coverings and established processes for assessing possible COVID-19 exposures and responding to known or suspected COVID-19 cases. In addition, we partnered with LabCorp Employer Services to provide at-home COVID-19 test kits at no charge to employees. We are committed to seeking ways to best support our employees and customers and adapting our processes in response to changing guidelines as we continue to navigate through the COVID-19

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
pandemic. We also partnered with Rite Aid to provide educational and interactive COVID-19 vaccine webinars. In addition, we hosted multiple onsite COVID-19 vaccination clinics.

Outside of the U.S., we are committed to offering similar comprehensive programs that leverage the best of global benefits but also tailored by country to reflect local practices and culture. We evaluate our total benefits and programs annually and use feedback from employees to make thoughtful changes to ensure our programs continue to meet the needs of employees.

CORPORATE RESPONSIBILITY

We recognize our influence and are committed to do the right thing, the right way, every time – for our employees and customers, as well as our communities and our planet. Delivering on this responsibility is a never-ending journey – one that we're proud to be on. We are committed to managing our businesses ethically and responsibly as we believe doing so enables us to realize the continuous improvement, sustainable innovation and enhanced business performance that are critical to our success.

Our People and Communities

At the heart of Hertz Global is our people. Our employees help drive our progress, innovation and success. We strive to empower our employees so they can build trust with our customers and the communities we serve around the world. As discussed above in Human Capital Management, attracting and retaining top talent is more than a measure of our business success; it is a measure of who we are and what we value. In addition, we engage with our communities, and, through our global charitable giving and volunteer program, we are committed to making a positive difference in the areas where we work, live and serve.

Diversity

We are committed to championing and preserving a culture of diversity and inclusion. We believe the varied perspectives, experiences, skills and talents of our employees represent a significant part of our culture – as well as our success and reputation as a company.

As a global business, we have a firm commitment to equal opportunity, non-discrimination and anti-harassment. In addition, we adhere to all relevant laws and mandatory reporting requirements. We are proud to have a diverse workforce reflective of our customers, suppliers, communities and investors around the world, and are committed to a journey that gives growth and opportunities throughout our organization. We embrace and encourage our employees' differences in age, race, religion, disability, ethnicity, sexual orientation and other characteristics that make our employees unique.

At every level, we are committed to developing policies, practices and ways of working that support diversity and inclusion, and aim to create a workplace where everyone feels respected and heard.

Communities

We believe community involvement is critical to operating as a responsible business and we have a long-standing commitment to our communities. That’s why we are committed to creating stronger, healthier places to live and work, whether through corporate philanthropy, employee giving or volunteerism.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
The Environment

We are committed to reducing the impact our operations have on the environment and the communities we operate in through sustainable business practices, strategic decision-making, community partnerships and smart investments in future technologies, and in 2021, announced our plans to position us to be a leader in the future mobility ecosystem.

Climate Performance

We recognize the importance of reducing our greenhouse gas (“GHG”) emissions as both a climate and business imperative. We recently committed to setting GHG emissions reduction goals through the Science Based Target initiative (“SBTi”). We are committed to being at the center of the modern mobility ecosystem and believe our planned investments in EVs and charging infrastructure will enhance the sustainability of our operations.

Fuel Efficient Fleet

In 2021, we made a commitment to position ourselves at the center of modern mobility and entered into new and expanded relationships around EV and technology. We are also investing in new EV infrastructure across our global operations by installing a combination of Level 2 and Level 3 DC fast chargers throughout our network. As discussed in TNC Rentals above, we also entered into a partnership with Uber to provide EVs to drivers using the Uber network that can further accelerate the adoption of EVs.

We also partner with our corporate customers to create personalized travel programs aimed at reducing carbon emissions and fuel costs associated with their vehicle rentals, including access to a program through a leading third-party administrator for purchase of related carbon offsets. Additionally, we offer customization to help our corporate customers reduce fuel costs and expand their employees’ use of low- and zero-emission vehicles.

We also are the exclusive rental car member of the Corporate Electric Vehicle Alliance, a consortium of companies focused on accelerating the transition to EVs.

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

Facilities and Construction

We seek to maximize energy and water efficiency at our facilities and rely on renewable energy at an increasing number of locations. We incorporate sustainable design and construction practices based on Leadership in Energy and Environmental Design ("LEED") standards. LEED is administered by the U.S. Green Building Council and is the most widely used and respected green building rating system. Our world headquarters in Estero, Florida is LEED Gold® certified, and we have six additional rental locations in Estero, St. Louis, Charlotte, Denver, Dulles and Newark airports that are LEED certified. In addition to LEED, ISO 14001 sets environmental management standards and certifies facilities to those standards. Our Hertz European Service Center ("HESC") in Dublin, Ireland and our Heathrow International Airport location have achieved and maintain ISO 14001 certifications. HESC also holds and maintains ISO 45001 certification demonstrating the facility meets criteria to improve employee safety and reduce workplace risks. Both LEED and ISO standards enhance the health and comfort of building occupants, improve overall building performance and deliver cost savings.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
In addition to incorporating leading standards into our buildings, we also strive to include on-site renewables consisting of solar photovoltaic systems at seven locations, which decreases our carbon footprint while lowering utility costs.

Our Business

Governance

We are committed to ensuring appropriate oversight and accountability of Corporate Responsibility. Our Corporate Responsibility Executive Steering Council (the "Council") is responsible for establishing environmental, social and governance ("ESG") key performance indicators and their integration into our business which is expected to commence in 2022. The Council reports to the Board's Governance Committee and its subcommittees and working groups set and implement policies and projects that move the needle on company-wide ESG goals.

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

Supplier Diversity

We recognize that supporting diversity goes beyond our internal policies and practices, and we seek to build sustainable relationships with suppliers who integrate diversity into their own hiring processes and supply chain. Through our Supplier Diversity Program, we are committed to the equal and fair treatment of all suppliers. We aim to provide minority-owned, woman-owned and other socially or economically disadvantaged small businesses who perform at high levels the opportunity to compete to deliver products and services that support our brands.

As a long-standing member of the National Minority Supplier Development Council, the Women’s Business Enterprise National Council and the Airport Minority Advisory Council, we actively seek to do business with suppliers who are certified by such councils that recognize women and minorities.

Through these efforts, we seek to emphasize and ensure a supplier representation that fully reflects the customers and communities we serve. We believe that leveraging the global diversity of our workforce and supplier relations will enable us to address the local needs of the communities in which we live and work around the world

Data Protection

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

For our vehicle rental operations in Europe, we have established a wholly-owned insurance subsidiary, Probus Insurance Company Europe DAC (“Probus”), a direct writer of insurance domiciled in Ireland. In certain European countries with company-operated locations, we have purchased from Probus the vehicle liability insurance required by law. In other European countries, this coverage is purchased from unaffiliated carriers. Accordingly, as with our U.S. operations, we bear economic responsibility for vehicle liability in our European vehicle rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside of Europe, we maintain some form of vehicle liability insurance coverage with unaffiliated carriers. The nature of such coverage and our economic responsibility for covered losses varies considerably. Nonetheless, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

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

Dealings with Renters

In the U.S., vehicle rental transactions are generally subject to Article 2A of the Uniform Commercial Code, which governs leases of tangible personal property. Vehicle rental is also specifically regulated in more than half of the states of the U.S. and many other international jurisdictions. The subjects of these regulations include the methods by which we advertise, the methods used to quote and charge prices, the consequences of failing to honor reservations, the terms on which we deal with vehicle loss or damage (including the protections we provide to renters purchasing loss or damage waivers) and the terms and method of sale of the optional insurance coverage that we offer. Some states (including California, Nevada and New York) regulate the price at which we may sell loss or damage waivers, and many state insurance regulators have authority over the prices and terms of the optional insurance coverage we offer. See “Insurance and Risk Management—Damage to Our Property” above for further discussion regarding the loss or damage waivers and optional insurance coverages that we offer renters. In addition, various consumer protection laws and regulations may generally apply to our business operations.

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

Changes in Regulation

Changes in government regulation of our businesses have the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws, regulations and treaties by a court, regulatory body or governmental official. Those changes may have prospective and/or retroactive effect, particularly when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face may have a more significant effect on us than on our competitors, depending on the circumstances. Several U.S. states historically required “bundled pricing” by rental vehicle companies but those same states subsequently enacted statutory exceptions to allow for the separate pass-through of certain fees (e.g., airport concession fees, customer facility charges and vehicle licensing fees) with proper disclosure. In addition, the Canadian Competition Bureau has interpreted Canadian consumer law to prohibit “drip pricing” such that base rate advertising is not allowed and the first price that consumers view on the websites of rental vehicle companies must reflect the bundled price for the proposed rental. Recent or potential changes in law or regulation that affect us relate to insurance intermediaries, customer privacy, like-kind exchange programs, data security and rate regulation and our retail vehicle sales operations.

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

When applicable, we estimate and accrue for certain environmental costs, such as to study potential environmental conditions at sites deemed to require investigation or clean-up activities and for costs to implement remediation actions, including ongoing maintenance, as required. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our operating results or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions and thus future costs associated with such matters may exceed the amount of the estimated accrued amount.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
AVAILABLE INFORMATION

You may access, free of charge, Hertz Global and Hertz's reports filed with or furnished to the SEC (including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those forms) directly through the SEC (www.sec.gov) or indirectly through our website (www.hertz.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a website administered by Prime Clerk. The information on this website is not incorporated by reference and does not constitute part of this 2021 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS

Our business is subject to a number of significant risks and uncertainties, and should be carefully considered along with all of the information in this 2021 Annual Report. These risks and uncertainties, however, are not the only risks and uncertainties that we encounter in our operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations, financial condition, liquidity and cash flows. In such a case, you may lose all or part of your investment in Hertz Global's common stock or The Hertz Corporation's debt securities. You should carefully consider each of the following risks and uncertainties. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, operating results or cash flow and may make an investment in our securities speculative or risky.

We believe that the following information identifies the material risks and uncertainties affecting Hertz Global and Hertz; however, the following risks and uncertainties are not the only risks and uncertainties facing us and it is possible that other risks and uncertainties might significantly affect us.

RISKS RELATED TO COVID-19

The effects of the COVID-19 outbreak have been and continue to be disruptive to our vehicle rental business and may continue to adversely affect our business, results of operations and financial condition.

COVID-19 has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.

The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact our business, results of operations and financial condition. Historically, we have generated a majority of our rental revenues from airport locations, which makes our rental car business sensitive to decreases in air travel. Due to travel restrictions and stay at home orders during the course of pandemic, our revenues and profitability were significantly impacted when we experienced a high level of rental cancellations and a significant decline in forward bookings due to the decreased customer demand at our airport locations. Although we believe that renting a vehicle continues to be a safe transport alternative, and we have implemented certain procedures to mitigate the impact of COVID-19, we cannot predict when or if customer demand will fully return to pre-COVID-19 levels. Additionally, we have, and could continue to, experience disruptions in the supply of vehicles from vehicle manufacturers, whether due to outbreaks of COVID-19 at their manufacturing facilities, measures they take in response to COVID-19, the Chip Shortage, or otherwise.

The extent to which the COVID-19 pandemic may continue to impact our operational and financial performance remains uncertain and will depend on many factors outside of our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, changes in travel preferences and demand for both business and leisure travel, the length of time it takes for rental pricing and volume and normal economic conditions to return; and the impact of the pandemic on the global economy and discretionary spending for travel. Additional future impacts may include, but are not limited to, material adverse effects on vehicle rental demand, the supply chain and availability of vehicles, our ability to execute our strategic initiatives, and our profitability and cost structure.

In periods that the COVID-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this 2021 Annual Report.

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

COVID-19 has created uncertainty with respect to the return to the workforce which has continued beyond 2021 and affects our employee retention and talent management strategies. We may find it difficult to hire and retain a sufficient number of employees with the necessary skills to meet demand. We cannot predict with certainty how the post-COVID return to workforce measures or general labor shortages will affect our employee retention and talent management strategies. The consequences that may result from continued disruptions or a failure of our employee retention and talent management strategies can include inadequate staffing levels, inability to support our business plan, lack of key talent, declining product quality and competitive differentiation, eroding employee morale and productivity, an increase in costs or an inability to meet/maintain internal control, regulatory or other compliance-related requirements.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The continuing Chip Shortage has, and may continue to, cause delays in new vehicle acquisitions, which can adversely affect our business, results of operations and financial condition.

Increased demand for semiconductor microchips ("Chips") in 2020, due in part to COVID-19 and an increased use of electronic equipment that use these Chips, resulted in a severe shortage of Chips in 2021. These same Chips and microprocessors are used in a variety of automobile parts, including in the control of engines and transmissions. As a result, various automotive manufacturers have been forced to delay or stall new vehicle production, which has caused delays in us receiving new vehicles. If efforts to address the shortage of Chips by the industry and government entities are unsuccessful, there may be further delays in new vehicle production. Consequently, there is no guarantee that we can purchase a sufficient number of new vehicles at competitive prices and on competitive terms and conditions. If we are unable to obtain a sufficient supply of new vehicles, or if we obtain less favorable pricing and other terms during the acquisition of vehicles and are unable to recover the increased costs, then our results of operations, financial condition, liquidity and cash flows may be materially adversely affected. If we are unable to purchase new vehicles at competitive prices, increased maintenance costs in relation to our existing fleet may put further pressure on our results of operations and financial condition.

The ability to attract and retain key personnel is critical to the success of our business.

The success of our business depends on the efforts and abilities of our senior management and other key personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, our ability to execute our business plan may be adversely affected, which could harm our operating results or financial condition. Competition for qualified employees is intense. Additionally, our ability to attract and retain qualified personnel could be adversely affected by our having filed for bankruptcy, notwithstanding our emergence from Chapter 11. Although we actively conduct talent reviews and succession planning to be prepared, if executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

Our vehicle rental business is particularly sensitive to reductions in the levels of business and leisure travel, and reductions in travel could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

The vehicle rental industry is particularly affected by reductions in business and leisure travel, especially with respect to levels of airline passenger traffic. Reductions in levels of air travel, whether caused by general economic conditions, airfare increases or other events, such as work stoppages, military conflicts, terrorist incidents, natural

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

disasters, epidemic diseases, or the response of governments to any of these events, could have a material adverse effect on demand for vehicle rentals. In particular, we derive a substantial proportion of our revenues from key leisure destinations, including Florida, California, Texas, Hawaii and New York in the U.S. and Europe internationally, and the level of travel to these destinations is dependent upon the ability and willingness of consumers to travel on vacation and the effect of economic cycles on consumers’ discretionary travel, including shortages of fuel and increases or volatility in fuel costs. In 2020 as a result of COVID-19, business and leisure travel were adversely affected and our results of operations, financial condition, liquidity and cash flows were materially adversely affected. Leisure travel substantially recovered beginning late in the first quarter of 2021, but business travel remains depressed compared to pre-pandemic levels. It is possible that the increased use of conferencing and collaboration technology, as well as any permanent shift towards remote work and essential-only travel, could result in a prolonged decrease in demand for business-related travel, which could materially and adversely affect demand for our rental vehicles for business travel over the long-term.

We face intense competition that may lead to downward pricing or an inability to increase prices.

We believe that price is one of the primary competitive factors in the vehicle rental market and that technology has enabled cost-conscious customers, including business travelers, to compare rates available from rental companies more easily. If we try to increase our pricing, our competitors, some of whom may have greater resources and better access to capital than us, may seek to compete aggressively on the basis of pricing. In addition, our competitors may reduce prices in order to, among other things, attempt to gain a competitive advantage, capture market share or compensate for declines in rental activity. Additionally, pricing in the vehicle rental industry is impacted by the supply of vehicles available for rent. Any significant fluctuations in the supply of rental vehicles available in the market due to unexpected changes in demand, or actions taken by our competitors, could negatively affect our pricing, operating plans or results of operations if we are unable to adjust the size of our rental fleet in response to fluctuations in supply and demand. We also compete with non-traditional companies for vehicle rental market share, including auto manufacturers, ride-hailing and car sharing companies and other competitors in the mobility industry. To the extent we do not react appropriately to our competition or optimize our revenue and pricing strategies, we may experience sub-optimal pricing, sub-optimal asset utilization, poor customer satisfaction, lost revenue and other unfavorable consequences which may materially adversely affect our revenues and results of operations, financial condition, liquidity and cash flows.

Our business is highly seasonal and any occurrence that disrupts rental activity during our peak periods could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

The second and third quarters of the year have historically been the strongest quarters for our vehicle rental business due to increased levels of leisure travel. We seek to manage seasonal increases in demand by increasing our available fleet and staff during peak periods, although we may not always be successful in doing so. Any circumstance, occurrence or situation that disrupts rental activity during our peak periods, or our inability to effectively meet heightened demand in those periods, could have a significant and disproportionate impact on our revenue and have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

If we are unable to accurately estimate future levels of rental activity and adjust the number, location and mix of vehicles used in our rental operations accordingly, our results of operations, financial condition, liquidity and cash flows could suffer.

Vehicle costs typically represent our largest expense and vehicle purchases are typically made weeks or months in advance of the expected use of the vehicle. Accordingly, our business is dependent upon the ability of our management to accurately estimate future levels of rental activity and consumer preferences with respect to the mix of vehicles used in our rental operations and the location of those vehicles. If we are unable to purchase a sufficient number of vehicles, or the right types of vehicles, to meet consumer demand, we may lose revenue or market share to our competitors. If we purchase too many vehicles, our Vehicle Utilization could be adversely affected and we may not be able to dispose of excess vehicles in a timely and cost-effective manner. For example, in early 2020 and due to COVID-19, we experienced significant excess in our vehicle supply due to reduced demand which adversely affected our Vehicle Utilization. Our failure to utilize a flexible and systematic process for fleet management that

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

accurately estimates future levels of rental activity and determines the appropriate mix of vehicles used in our rental operations may result in obsolescence and excessive aging of fleet, the inability to sell fleet at adequate prices, sub-optimal fleet utilization, increased fleet costs, lower customer satisfaction, sub-optimal fleet sizing, lost or missing fleet assets, reduced margins and cash flows and other unfavorable consequences which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We are implementing a strategy which increases our reliance on EVs, which may not be as successful as we anticipate.

In October 2021, we announced new initiatives as part of a plan to significantly expand our EV rental fleet in North America. There are a number of risks associated with expanding our EV fleet, including but not limited to the inability to secure vehicle supply within the time frame we, and our customers, expect; a potential lack of adequate infrastructure to support EVs; negative publicity or negative customer reaction to any delays in EV vehicle supply or lack of infrastructure; potentially high costs associated with maintaining or repairing EVs and related infrastructure; increased risks related to the data connectivity and the technology upon which these initiatives will rely, such as unauthorized access to modify or use such technology; possible competition from other vehicle rental providers that may also implement similar strategies; and the possibility that our strategic initiatives are not as well-received by our consumer base as anticipated.

Moreover, our recently announced investment in Tesla EVs exposes us to a number of risks related to the potential concentration of such vehicles in our fleet, including the risk that demand for Tesla vehicles by our customers may be lower than we anticipate, the inability to obtain an adequate level of supply of Tesla vehicles and any needed replacement parts for Tesla EVs due to malfunction, product recalls or use over time, and risks related to the battery cells on which Tesla EVs depend, including the safety of such products and their need to maintain and significantly grow access to battery cells. Additionally, in October 2021, we announced an exclusive partnership with Uber to make Teslas available for their drivers to rent on the Uber network in the U.S. The success of this initiative will be dependent on the factors described above.

In addition, the success of our initiatives depends, in part, on the economics ultimately associated with EVs, including depreciation and residual values and the cost of financing, which will impact the attractiveness of our EVs to our customers. These economics are evolving due to the developing nature of the EV market and outcomes associated with such economics that are currently unknown could materially impact the success of these initiatives. If we do not adequately address potential risks such as these, our future revenue potential may be impacted and our ability to pursue our strategic initiatives and attain profitability could be compromised.

We may fail to adequately respond to changes in technology, customer demands and market competition.

Our industry has recently been characterized by rapid changes in technology innovation and deployment to address evolving customer demands, improve operational efficiency and disrupt competitive dynamics. Examples include addressing increasing expectations of personalized, efficient and mobile-first experiences across services; optimizing maintenance costs, improving vehicle utilization and maximizing the costs of asset ownership; and enabling traditional and non-traditional competitors to introduce new transportation offerings, consumption models and vehicle platforms, including electric and autonomous vehicles and other potentially disruptive technologies. Our ability to continually improve our technology platforms, processes and products in this environment is essential to maintain a competitive position in customer satisfaction, market share and other areas. Due to natural complexity in technology innovation, potentially high costs of certain initiatives, hiring and retention challenges and impacts from our financial restructuring, we may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced product offerings. These challenges related to emerging technology may result in loss of competitive differentiation, margin erosion, departure of key partners, declining market share, inability to achieve growth targets, inefficient or outdated service delivery platforms, loss of key customers and brand erosion, declining employee morale, inability to attract or retain key talent and other unfavorable consequences which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

The mix of program and non-program vehicles in our fleet, as well as declining values of our non-program vehicles, can subject us to an increased residual value risk, which could increase our costs and materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Manufacturers agree to repurchase program vehicles at a specified price or guarantee the depreciation rate on the vehicles during a specified time period. Using program vehicles in our fleet can often alleviate our residual value risk because of the terms of our agreements with the vehicle manufacturer for repurchases and guaranteed depreciation on those vehicles. Additionally, program vehicles provide flexibility because we may be able to sell certain program vehicles shortly after having acquired them at a higher value than what we could for a similar non-program vehicle at that time, which is useful in managing our peak demand for vehicles. These benefits diminish when there are fewer program vehicles in our fleet.

We sell our non-program vehicles through various sales channels in the used vehicle market, including auctions, dealer direct sales, retail lots through our car sales program. In October 2021, we announced a nationwide agreement with Carvana to offer online sales of non-program vehicles to digitize and modernize our retail sales process and reduce our reliance on wholesale disposition channels. Additionally, as a result of the factors that can affect the market for used vehicles described below, our agreement with Carvana may not produce the anticipated benefits of providing stable or desirable vehicle prices in the future compared to the wholesale disposition channels.

For non-program vehicles, there is an increased risk that the net amount realized upon the disposition of the vehicle will be less than its estimated residual value at such time. The residual values of non-program vehicles are affected by the market for used vehicles, and although the demand for used vehicles is currently high, vehicle purchases are typically discretionary for consumers and the retail market for used vehicles is subject to economic factors, such as demand, consumer interests, inventory levels, pricing of new car models, interest rates, fuel costs, tariffs and other general economic conditions. Any decrease in residual values of our non-program vehicles could result in a substantial loss on the sale of such vehicles or accelerated depreciation while we own the vehicles, which can materially adversely affect our results of operations, financial condition, liquidity and cash flows.

If we are unable to purchase adequate supplies of competitively priced vehicles or the cost of the vehicles we purchase increases, our results of operations, financial condition, liquidity and cash flows may be materially adversely affected.

Our vehicle purchase strategies can be affected by commercial, economic, market and other conditions, including a reduction of supply from auto manufacturers and any rebates or other incentives offered by them for our purchases. Purchases of vehicles from manufacturers are generally made pursuant to master agreement or framework agreements and are generally subject to potential delay or cancellation by manufacturers. Although we work with manufacturers on a continuous basis to gain a mutual understanding of their supply of, and our demand for, vehicles, the process by which we normally purchase vehicles does not always guarantee the availability of the desired vehicles on a timely basis, or provide us with remedies for any unavailability. Additionally, since 2020, auto manufacturers have faced a shortage of Chips and other digital devices used to control engines and transmissions, which has affected the availability of new vehicles being produced and our reliance on the used vehicle market, which is experiencing historically high prices, has increased. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles at competitive prices and on competitive terms and conditions. If we are unable to obtain a sufficient supply of vehicles, or if we obtain less favorable pricing and other terms during the acquisition of vehicles and are unable to recover from the increased costs, then our results of operations, financial condition, liquidity and cash flows may be materially adversely affected.

The failure of a manufacturer of our program vehicles to fulfill its obligations under a repurchase or guaranteed depreciation program could expose us to losses on those program vehicles.

If any manufacturer of our program vehicles does not fulfill its obligations under its repurchase or guaranteed depreciation agreement with us, whether due to default, reorganization, bankruptcy or otherwise, then we would have to dispose of those program vehicles without receiving the benefits of the associated repurchase programs. In addition, we could be left with a substantial unpaid claim against the manufacturer with respect to program vehicles

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

that were sold back to the manufacturer but not paid for, or that were sold for less than their agreed repurchase price or guaranteed value.

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

The Raechel and Jacqueline Houck Safe Rental Car Act of 2015 prohibits us from renting or selling vehicles with open federal safety recalls and requires us to repair or address these recalls prior to renting or selling the vehicle. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to rent recalled vehicles for a significant period of time. The potential impact of a recall may be particularly severe if it impacts a model that comprises a significant proportion of our fleet, or parts that are common cross numerous model types, such as recalls of airbags in recent years. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our vehicles and could also result in the loss of business to competitors whose fleets are not similarly impacted. Depending on the severity of any recall, it could materially adversely affect, among other things, our revenues, create customer service problems, present liability claims, reduce the residual value of the recalled vehicles and harm our general reputation.

We rely on third-party distribution channels for a significant amount of our revenues, and the loss of access to or changes in these distribution channels could have a material adverse effect on our financial condition.

Third-party distribution channels account for a significant amount of our vehicle rental reservations. These third-party distribution channels include traditional and online travel agencies, third-party internet sites, airlines and hotel companies, marketing partners such as credit card companies and membership organizations and global distribution systems that allow travel agents, travel service providers and customers to connect directly to our reservations systems. Loss of access to any of these channels, changes in pricing or commission structures or a reduction in transaction volume could have a material adverse effect on our financial condition or results of operations, liquidity and cash flows, particularly if our customers are unable to access our reservation systems through alternate channels.

If our customers develop loyalty to internet travel intermediaries rather than our brands, our financial results may suffer.

Certain internet travel intermediaries, such as online travel agencies and third-party internet sites, use generic indicators of the type of vehicle (such as “standard” or “compact”) at the expense of brand identification and some intermediaries have launched their own loyalty programs to develop loyalties to their reservation system rather than to our brands. If the volume of sales made through internet travel intermediaries increases significantly and consumers develop stronger loyalties to these intermediaries rather than to our brands, our business and revenues could be adversely affected. Additionally, if our market share suffers due to lower levels of customer loyalty, our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

Damage to our reputation or brands could have a material adverse effect on our business and results of operations.

Our reputation and global brands are integral to the success of our business and depend on many factors, including the quality of our products and services and the trust we maintain with our customers. Negative claims or publicity

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

regarding, among other things, our Company or our operations, offerings, practices, or customer service may damage our brands or reputation, even if such claims are untrue. Damage to our reputation or brands could result in a loss of customers and adversely impact our revenue and profitability. Additionally, if we fail to provide a high-quality rental experience for our customers and members, adopt new technologies or adapt to changes in the mobility industry, or otherwise meet our customer needs, there could be substantial harm to our reputation and competitiveness, which could adversely impact our financial condition or results of operations.

Our commercial off airport leases and airport concession agreements expose us to risks.

We maintain a substantial network of vehicle rental locations at off airport and airport locations in the U.S. and internationally. If we are unable to continue operating these facilities at their current locations due to the termination of leases or the termination of vehicle rental concessions at airports, which comprise a majority of our revenues, our operating results could be adversely affected. These leases and concession agreements typically include minimum payment obligations that are required even if our volume significantly declines which could increase our costs as a percentage of revenues. In addition, if the costs of these leases and/or concession agreements increase and we are unable to increase our pricing structure to offset the increased costs, our financial results could suffer.

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

Active labor contracts covering the terms of employment for the Company's union-represented employees in the U.S. (including those in the U.S. territories) are presently in effect, many of which cover employees at our larger airport locations, primarily with the International Brotherhood of Teamsters and the International Association of Machinists. These contracts are renegotiated periodically and we anticipate renegotiating labor contracts with approximately 45% of these employees in 2022. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that contract extensions, work stoppages or other labor disturbances could occur in the future. In addition, our non-union-represented workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND PRIVACY RISKS

Cyber security threats continue to increase in frequency and sophistication, and a successful cyber security attack could interrupt or disrupt our information technology systems, or those of our third-party service providers, which could, among other things, disrupt our business, force us to incur costs or cause reputational harm.

We encounter continuous exposure to cyber-attacks and other security threats to our information networks and systems and the information stored on those networks and systems. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-services attacks and other means to affect service reliability and threaten the availability, confidentiality and integrity or information. Cyber-attacks could also include phishing attempts or other methods to cause payments or information to be transmitted to an unintended recipient. Cyber

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

threat actors are also attempting to exploit vulnerabilities through software that is commonly used by companies in cloud-based services, programs and bundled software. Like many other companies, we experience attempts by third-parties to gain access to our systems and networks on a frequent basis, and the frequency of such attempts could increase in the future. At this time, we do not believe that any such attempts have had a material effect on our business, operations or financial condition. We have invested in the protection of data and information technology, and actively work to enhance our business continuity and disaster recovery capabilities to ensure resilience; however, there can be no assurance that our efforts will be successful.

We monitor our obligations under and compliance with global laws requiring information security safeguards and notification in the event of a security breach. We respond to potential security issues by utilizing procedures that provide for controls on detecting and addressing cyber security threats and communicating information to senior personnel and security representatives that we retain. We have also taken steps to address cyber security threats at third-parties that handle, possess, process and store our information to mitigate the potential risk to us. Such measures include contractually requiring the third-parties to maintain certain data security controls. However, because of the rapidly changing nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our controls, policies and procedures have or will detect or prevent all of these threats, and we cannot predict the full impact of any past or future incident. Any failure by us to effectively address, enforce and maintain our information technology infrastructure and cyber security requirements may result in substantial harm to our business, including major disruptions to business operations, loss of intellectual property, release of confidential information, malicious corruption of data, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity. Additionally, although we maintain insurance coverage to address cyber security events that we believe is adequate for our business, there can be no assurance that such insurance will cover substantially all of our potential costs and expenses related to cyber security incidents that may happen in the future.

Our business is heavily reliant upon information technology systems, some of which are managed, hosted, provided or used by third parties, including cloud-based service providers, and any significant failures or disruptions to these systems could adversely impact our business.

Our ability to, among other things, accept reservations, process rental and sales transactions, manage our pricing, manage our revenue earning vehicles, manage our financing arrangements, account for our activities and otherwise conduct our business is dependent on the performance and availability of our networks and systems, as well as those of third-party cloud providers. We have experienced, and from time to time in the future may experience, a failure or interruption that results in the unavailability of certain information systems. Additionally, our major information technology systems, reservations and accounting functions are centralized in a few locations worldwide. Any disruption, termination or substandard provision of services, including by third-party cloud providers, whether as the result of localized conditions (e.g., fire, explosion or hacking), failure of our systems to function as designed, or as the result of events or circumstances of broader geographic impact (e.g., earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and technology functions; interfering with our ability to manage our vehicles; delaying or disrupting rental and sales processes; adversely affecting our ability to comply with our financing arrangements; and otherwise impacting our ability to manage our business. These events could, individually or in the aggregate, lead to lower revenues, increased costs or other effects on our results of operations, financial condition, liquidity and cash flows, which may be material.

If we fail to maintain, upgrade and consolidate our information technology systems, our business could be adversely affected.

In the ordinary course of our business, we evaluate, upgrade and consolidate our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems with new functionality. In addition, we outsource a significant portion of our information technology services. These types of activities subject us to additional costs and inherent risks associated with outsourcing, replacing and changing these systems, including impairment of our ability to manage our business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, potential delays or disruptions from upgrading and consolidating our systems and other risks and costs of delays or difficulties in transitioning to outsourcing alternatives, new systems or integrating new systems into our current systems. If we fail to maintain comprehensive technology enablement and effective processes, we may be unable to support business growth expectations, and such failure could result in excessive overhead costs, high rates of transaction failures and rework, detrimental impact to customers, excessive write-offs and potential litigation, service quality issues, declining employee morale, loss of key talent and other unfavorable consequences. These risks are elevated when legacy systems and infrastructure updates are delayed or otherwise not made on a timely basis, which can result in a heightened security risk. In addition, the implementation of our technology initiatives and systems may cause disruptions in our business operations by severely degrading performance or a complete loss of service and have an adverse effect on our business and operations if not anticipated and appropriately mitigated and our competitive position may be adversely affected if we are unable to maintain systems that allow us to manage our business in a competitive manner.

The misuse or theft of information we possess, including as a result of cyber security breaches, could harm our brand, reputation or competitive position and give rise to material liabilities which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We regularly collect, process and store non-public information about millions of individuals and businesses, including both credit and debit card information and other sensitive and confidential personal information in the normal course of our business. In addition, our customers regularly transmit sensitive and confidential information to us via the internet and through other electronic means. Despite the security measures and compliance programs we currently maintain and monitor, our facilities and systems and those of our third-party service providers may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our facilities or systems, or those of third parties with whom we do business, through fraud, misrepresentation, or other forms of deception. We and our service providers may not anticipate or prevent all types of attempts to obtain unauthorized access until after they have already been launched, and techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. For example, in recent years, many companies have been subject to high-profile security breaches that involved sophisticated and targeted attacks on the company’s infrastructure and the compromise of non-public sensitive and confidential information. These attacks were often not recognized or detected until after the disclosure of sensitive information notwithstanding the preventive and anticipative measures the companies had maintained. While we work to continuously evaluate our security throughout our business and make appropriate changes to our operating processes and improve our defenses and we implement security measures designed to safeguard our systems and data, and intend to continue implementing additional measures in the future, our implementation efforts may be incomplete or our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Additionally, any failure to manage information privacy in compliance with applicable laws, whether as a result of our own error or the error or malfeasance of others, could result in regulatory fines and sanctions, increased litigation, prolonged negative publicity, data breaches, declining customer confidence, loss of key customers, employee liability, shareholder derivative lawsuits and other unfavorable consequences.

We may face particular data protection, data security and privacy risks in connection with the European Union's Global Data Protection Regulation and other privacy regulations.

Our business requires the secure processing and storage of personal information relating to our customers, employees, business partners and others. Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personally-identifying information are continuously evolving in the European Union, U.S. and other jurisdictions in which we operate. In particular, the European Union’s General Data Protection Regulation (the “GDPR”) imposes compliance obligations for the collection, use, retention, security, processing, transfer and deletion of personally identifiable information of individuals. In addition, countries such as the United Kingdom have implemented the GDPR through their own legislation, for example, the UK Data Protection Act of 2018. Privacy laws in the U.S. include the California Consumer Privacy Act (the “CCPA”), which expands the definition of personal information and grants, among other things, individual rights to access and delete

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

personal information, and the right to opt out of the sale of personal information. These laws and regulations can also impose significant forfeitures and penalties for noncompliance and afford private rights of action to individuals under certain circumstances.

We actively monitor compliance with data protection and privacy-related laws and other regulations, including upcoming legislation, in the jurisdictions we operate; however, these laws are developing rapidly and may create inconsistent or conflicting requirements. Changes in the legal and regulatory environments in the areas of customer and employee privacy, data security, and cross-border data flows could have a material adverse effect on our business, primarily through the regulation of our marketing and transaction processing activities, the limitation on the types of information that we may collect, process and retain, the resulting costs of complying with such legal and regulatory requirements and potential monetary forfeitures and penalties for noncompliance, which could be significant. Such regulations also may increase our compliance and administrative burden significantly and require us to invest resources and management attention in order to update our information technology systems to meet new requirements.

RISKS RELATED TO LEGAL, REGULATORY AND TAX MATTERS

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

A material and extended reduction in vehicle purchases by our U.S. vehicle rental business, for any reason, could require us to make material cash payments for U.S. federal and state income tax liabilities. We cannot offer assurance that allowances for the full expensing of purchased revenue earning vehicles in the future will exceed previously deferred tax gains realized upon the disposition of revenue earning vehicles.

The Tax Cuts and Jobs Act (the "TCJA") reduces the allowable expense from 100% of the acquisition costs by 20% per year beginning in 2023, fully eliminating the bonus component by 2027. This change could result in the Company being required to make future material cash tax payments on the sales of revenue earning vehicles. We cannot predict if or when legislation would be enacted in the future to allow full or partial expensing of purchased revenue earning vehicles or to allow deferral of tax gains on the dispositions of revenue earning vehicles.

Under Section 163(j) of the Internal Revenue Code of 1986, as amended (the "Code"), certain financing arrangements are not eligible for 100% expensing of the costs of the purchased vehicles. Our ability to fully expense such costs may be impacted as a result of such financing transactions.

These events may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

Our ability to utilize our net operating loss carryforwards (“NOLs”) may be limited as a result of our emergence from bankruptcy, a prior ownership change under Section 382 of the Code, and changes under the TCJA.

In general, Section 382 of the Code provides an annual limitation with respect to the ability of a corporation to utilize its NOLs and other tax attributes, as well as certain built-in-losses ("BILs"), against future taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings, as well as the sale by entities affiliated with Carl Icahn on May 26, 2020, of approximately 38.9% of our then-outstanding stock, resulted in a change in ownership for purposes of Section 382 of the Code. The Company has performed an analysis of the impact of this ownership change and concluded that there should not be a material impact on U.S. federal NOLs but that there may be some restrictions on the use of NOLs at the state level under state statutes corresponding to Section 382.

Limitations imposed on our ability to use NOLs, other tax attributes and BILs to offset future taxable income may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs and other tax attributes to expire unused. Similar rules and limitations may apply for state income tax purposes. If we experience a subsequent ownership change, it is possible that a significant portion of our tax attributes could be further limited for use to offset future taxable income.

In addition, our NOL utilization was statutorily limited under the TCJA, which limited a taxpayer’s ability to use NOLs to 80% of taxable income and disallowed the carryback of NOLs arising after 2017.

We face risks related to liabilities and insurance.

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the vehicles rented or sold by us, and for employment-related injury claims by our employees. The Company is currently a defendant in numerous actions and has received numerous claims for which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from the Company. We generally self-insure up to $10 million per occurrence globally and the Company has $200 million insurance coverage excess of retentions. There can be no assurance that we will not be exposed to uninsured liability at levels in excess of our historical levels, that liabilities in respect of existing or future claims will not exceed the level of our insurance or reserves, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See Item 1, “Business - Insurance and Risk Management” and Note 14, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this 2021 Annual Report under the caption Item 8, ‘‘Financial Statements and Supplementary Data.”

Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We are subject to federal, state, local and foreign environmental laws and regulations in connection with our operations, including with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and used oils. We cannot guarantee that the tanks will at all times remain free from leaks or that the use of these tanks will not result in significant spills or leakage. If a leak or a spill occurs, it is possible that the costs to investigate and remediate resulting impacts, as well as any associated fines, could be significant. Historically, we have indemnified various parties for the costs associated with remediating certain hazardous substance storage, recycling or disposal sites and, in some instances, for natural resource damages. Compliance with existing or future environmental laws and regulations may require material expenditures by us or otherwise have a material adverse effect on our consolidated financial condition, results of operations, liquidity or cash flows. See Item 1, ‘‘Business—Government Regulation and Environmental Matters’’ in this 2021 Annual Report.

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

In addition, the current domestic and international political environment, including government shutdowns and changes to U.S. policies related to global trade and tariffs, has resulted in uncertainty surrounding the future state of the global economy. The U.S. federal government may propose additional changes to international trade agreements, tariffs, taxes, and other government rules and regulations. These regulatory changes could significantly impact our business and financial performance.

Any new, or change in existing, U.S. law and regulation with respect to optional insurance products or policies could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue and profitability. For further discussion regarding how changes in the regulation of insurance intermediaries may affect us, see Item 1, ‘‘Business—Insurance and Risk Management’’ in this 2021 Annual Report. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

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

For example, in accordance with Section 482 of the Code and the Organization for Economic Cooperation and Development guidelines, we have established transfer pricing policies to govern our intercompany operations. Implementing transfer pricing policies can be extremely complex and may often require us, together with our advisors, to make subjective determinations.

Tax authorities could disagree with our determinations, which disagreements could result in lengthy legal disputes and, ultimately, the payment of substantial funds to government authorities, which could have a material adverse effect on our operations, financial condition, liquidity and cash flows.

An impairment of our goodwill and other indefinite-lived intangible assets could have a material impact to our results of operations.

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event, we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using level 3 inputs under the GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including estimated future cash flows and earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, projected revenues, royalty rates and discount rates. A significant decline in either projected revenues, projected cash flows or the weighted average cost of capital used to determine fair value could result in a material impairment charge. For details of the impairment charges incurred during the year ended December 31, 2020, see Note 5, "Goodwill and Intangible Assets, Net," to the Notes to our consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

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

RISKS RELATED TO OUR INDEBTEDNESS

Our indebtedness exposes us to various risks, which could impair our financial condition.

As of December 31, 2021, we had a total indebtedness of approximately $10.9 billion, including $7.9 billion of vehicle related debt and $3.0 billion of non-vehicle debt. A portion of our indebtedness bears interest at variable rates which exposes us to risks inherent in interest rate fluctuations and higher interest expenses in the event of increases in interest rates. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this 2021 Annual Report for additional information related to interest rate risk.

Our ability to satisfy and manage our debt obligations depends on our ability to generate cash flow and on overall financial market conditions. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control, which makes us more vulnerable to adverse changes in these factors. As a result, our business may not generate sufficient cash flow from operations to permit us to pay principal, premium, if any, or interest on our debt obligations. If we are unable to generate sufficient cash flow from operations to service our debt obligations and meet our other cash needs, we may be forced to reduce or delay capital expenditures, sell or curtail assets or operations, seek additional capital, or seek to restructure or refinance our indebtedness. If we must sell or curtail our assets or operations, it may negatively affect our ability to generate revenue. Additionally, there can be no assurance that we would be able to borrow additional amounts or refinance our current indebtedness to fund working capital, capital expenditures, debt service requirements, execution of our business strategy or acquisitions and other purposes on favorable terms.

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

Our asset-backed and asset-based financing capacity could be decreased, our financing costs and interest rates could be increased, or our future access to the financial markets could be limited, as a result of risks and contingencies, many of which are beyond our control, including: (i) the acceptance by credit markets of the structures and structural risks associated with our asset-backed and asset-based financing arrangements; (ii) the credit ratings provided by credit rating agencies for our asset-backed indebtedness; (iii) third parties requiring changes in the terms and structure of our asset-backed or asset-based financing arrangements, including increased credit enhancement or required cash collateral and/or other liquid reserves; (iv) the insolvency or deterioration of the financial condition of one or more of our principal vehicle manufacturers; or (v) changes in laws or regulations, including judicial review of issues of first impression, that negatively affect any of our asset-backed or asset-based financing arrangements. Although we continued to maintain access to asset-backed financing during the Chapter 11 Cases, the cost of such facilities was in excess of costs incurred by our competitors. Following our emergence from

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

bankruptcy, the cost of asset-backed financing has returned to competitive levels, however, there can be no assurance that this competitive disadvantage will not reoccur in the future.

Our asset-backed and certain asset-based vehicle financing facilities include credit enhancement provisions that require us to provide cash or additional vehicle collateral in the event the estimated market values for the vehicles used as collateral decrease below net book values. As a result, reductions in the estimated market value of vehicles used as collateral could adversely affect our profitability and potentially lead to decreased borrowing base availability. In addition, if our ability to sell vehicles in the used vehicle marketplace were to become severely limited we may have difficulty meeting the minimum required collateral levels, and the principal under our asset-backed and certain asset-based financing arrangements may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our special purpose financing subsidiaries. If that were to occur, the holders of our asset-backed and certain asset-based debt may have the ability to exercise their right to direct the trustee or other secured party to foreclose on and sell vehicles to generate proceeds sufficient to repay such debt.

In certain circumstances, the proceeds of sales of vehicles that collateralize asset-backed financing arrangements could be required to be applied to the payment of principal and interest on the affected facility or series. Additionally, certain events could result in a liquidation event pursuant to which the trustee or holders of the affected asset-backed financing arrangement would be permitted to require the sale of the assets collateralizing that series. Failure by us to have proper financing and debt management processes may result in cash shortfalls and liquidity problems, emergency financing at high interest rates, violations of debt covenants, an inability to execute strategic initiatives, which may affect our liquidity and our ability to maintain sufficient levels of revenue earning vehicles to meet customer demands and could trigger cross-defaults under certain of our other financing arrangements.

Substantially all of our consolidated assets secure certain of our outstanding indebtedness, which could materially adversely affect our debt and equity holders and our business.

Substantially all of our consolidated assets, including our revenue earning vehicles, are subject to security interests or are otherwise encumbered for the lenders under our senior credit facilities, asset-backed and asset-based financing arrangements.

Because substantially all of our assets are encumbered under financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have a material adverse effect on our financial flexibility and force us to attempt to incur additional unsecured indebtedness, which may not be available to us.

We may not be able to deduct certain business interest expenses, which could have a material adverse effect on the Company.

The limitations on the deductibility of business interest expense under Section 163(j) of the Code, which was significantly modified by the TCJA and then temporarily modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), could have a material adverse effect on our results of operations and liquidity. Further limitations on the deductibility of interest on indebtedness may also result from an adverse determination that debt instruments should be treated as equity for tax purposes.

RISKS RELATED TO OUR OWNERSHIP OF COMMON STOCK

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Stock repurchases could also increase the volatility of our stock and could diminish our liquidity.

Our Board has authorized a stock repurchase program that does not have an expiration date. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

value. Further, stock repurchases could affect the market price of our common stock or increase its volatility and decrease our cash balances and/or our liquidity.

The market price of our common stock may be volatile.

Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock. These risks include those described or referred to in this “Risk Factors” section and in the other documents incorporated herein by reference as well as, among other things:
•our operating and financial performance and prospects;
•sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares of common stock intend to sell;
•our ability to repay our debt;
•our access to financial and capital markets to refinance our debt or replace the existing credit facilities;
•investor perceptions of us and the industry and markets in which we operate;
•our dividend policy;
•future sales of equity or equity-related securities;
•announcements by third parties of significant claims or proceedings against us;
•issuances of new or updated research reports by security or industry analysts, or those analysts not publishing or ceasing to publish reports about us, our industry or out market;
•changes in, or results that vary from, earnings estimates or buy/sell recommendations by analysts; and
•general financial, domestic, economic and other market conditions.

In addition, stock markets experience significant price and volume fluctuations from time to time that are not related to the operating performance of particular companies. These market fluctuations may have material adverse effect on the market price of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our common stock.

Provisions in our Certificate of Incorporation and Bylaws may have the effect of delaying or preventing a change of control or changes in our management, including, generally, provisions that:
•do not provide cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•provide for a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•allow for removal of directors only for cause;
•allow only the Board to fill a vacancy created by the expansion of the Board or the resignation, death, retirement, disqualification or removal of a director;
•require advance notice for stockholder proposals to be brought before a meeting of stockholders, including proposed nominations of persons for election to the board of directors;
•only allow stockholder action to be taken at an annual or special meeting;
•limit the ability of stockholders to call a special meeting; and
•authorize blank check preferred stock.

These provisions may make it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we have elected not to be governed by Section 203 of the General Corporation Law of the State of Delaware (the "DGCL"), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with a stockholder owning

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

15% or more of our outstanding voting stock, unless the stockholder has held the stock for a period of at least three years.

The choice of forum provision in our Certificate of Incorporation could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or colleagues.

Our Certificate of Incorporation provides that, unless we consent in writing to an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (the “Court of Chancery”) is the sole and exclusive forum for any stockholder to bring any state law claim for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of a breach of fiduciary duty owed by any director, officer, employee, or agent of the Company to us or to our stockholders, (3) any action asserting a claim against us arising pursuant to the DGCL, our Certificate of Incorporation or Bylaws, (4) any action or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery, and (5) any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, the choice of forum provision provides that, unless the Company consents in writing to the selection of an alternative forum, claims brought under the Securities Act must be brought exclusively in the federal district courts of the United States. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other colleagues, which may discourage such lawsuits against us and our directors, officers and other colleagues. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

GENERAL RISK FACTORS

We may pursue strategic transactions, including acquisitions and divestitures, which could be difficult to implement, disrupt our business or change our business profile significantly.

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

Our results of operations and stock price could be adversely affected if we are unable to maintain effective internal controls.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, incur incremental compliance costs, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, and our results of operations, our stock price and our ability to obtain new business could be materially adversely affected.

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

We participate in multiemployer pension plans and could face a significant liability if we withdraw from participation in such plans or in the event other employers in such plans withdraw or are unable to, or fail to, pay their liabilities.

In the event that we withdraw from participation in one of the multiemployer plans in which we participate, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statements of operations and as a liability on our consolidated balance sheets. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. If our multiemployer plans have underfunded liabilities, such underfunding may increase in the event other employers become insolvent, withdraw from the applicable plan or are unable or fail to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial condition, results of operations, liquidity and cash flows. See Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2021 Annual Report under the caption Item 8, ‘‘Financial Statements and Supplementary Data."

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate vehicle rental locations at or near airports and in central business districts and suburban areas of major cities in the U.S., where our primary markets are located in the states of California, Florida, Hawaii, New York and Texas which include approximately 40% of our U.S. rental locations. We also operate vehicle rental operations internationally, where our primary markets are located in Australia, France, Germany, Italy and the United Kingdom which include approximately 40% of our international rental locations.

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

We own our worldwide headquarters facility in Estero, Florida. We also own one facility in Oklahoma City, Oklahoma at which reservations for our vehicle rental operations are processed, global information technology systems are serviced and certain finance and accounting functions are performed. Additionally, we have a 999-year lease for a reservation and financial center near Dublin, Ireland, at which we have centralized our European vehicle rental reservation, customer relations, accounting and human resource functions and we also lease a European headquarters office in Uxbridge, England.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 3. LEGAL PROCEEDINGS

Information related to the Chapter 11 Cases that were filed on May 22, 2020 is included in Note 1, "Background," to the Notes to our consolidated financial statements in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

For a description of certain pending legal proceedings, see Note 14, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The table below sets forth the names, ages, number of years employed by the Company as of February 17, 2022 and positions of our executive officers. On February 4, 2022, we announced that Hertz Global's Board of Directors appointed Stephen M. Scherr as Chief Executive Officer, effective February 28, 2022. Mr Scherr will also serve as a member of the Board of Directors. Mr. Fields will step down from his role as Interim Chief Executive Officer on such date, and will continue to serve as a member of the Board of Directors.

Name	Age	Number of Years Employed	Position
Mark Fields	61	—	Interim Chief Executive Officer
Paul E. Stone	51	3	President and Chief Operating Officer
Kenny K. Cheung	40	3	Executive Vice President and Chief Financial Officer
Darren R. Arrington	45	10	Executive Vice President, Revenue Management and Fleet Operations
M. David Galainena	64	2	Executive Vice President, General Counsel and Secretary
Joseph E. McPherson	55	35	Executive Vice President, North America Operations
Timothy M. Langley-Hawthorne	53	—	Executive Vice President and Chief Information Officer
Laura C. Smith	44	19	Executive Vice President, Sales, Marketing and Customer Experience
Eric J. Leef	48	1	Executive Vice President and Chief Human Resources Officer
Angela I. Brav	59	2	President - Hertz International
Alexandra D. Brooks	51	1	Senior Vice President and Chief Accounting Officer

Mr. Fields has served as Interim Chief Executive Officer since October 2021. Mr. Fields has served as a director of Hertz Global since June 2021. Prior to joining the Company, Mr. Fields served as a Senior Advisor at TPG Capital LP, a global alternative asset firm beginning in October 2017. Prior to that role, Mr. Fields was president and CEO of Ford Motor Company from 2014 to 2017 and chief operating officer from 2012 to 2014. Fields joined Ford in 1989 and progressed through a number of leadership positions in the U.S., South America, Asia and Europe. He was executive vice president and president of the Americas from 2005 to 2012; executive vice president and CEO of the Premier Automotive Group and Ford Europe from 2004 to 2005; chairman and CEO of the Premier Automotive Group from 2002 to 2004; and president and CEO of Mazda Motor Corporation from 2000 to 2002.

Mr. Stone has served as President and Chief Operating Officer of the Company since October 2021. Mr. Stone previously served as President and Chief Executive Officer and as a director of the Company between May 2020 and October 2021. From March 2018 to May 2020, Mr. Stone served as Executive Vice President and Chief Retail Operations Officer North America of the Company. From November 2015 to December 2017, Mr. Stone served as the Chief Retail Officer at Cabela's Inc., an outdoor outfitter retail company. Prior to joining Cabela's Inc., Mr. Stone spent 28 years growing his career with Sam's Club, a retail warehouse subsidiary of Walmart Inc., a multinational retail corporation. His most-recent position with Sam's Club was as Senior Vice President - West Division from 2007 to 2015, where he led operations upwards of 200 locations with more than 30,000 employees.

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

Mr. McPherson has served as Executive Vice President, North America Operations of the Company since May 2020. Mr. McPherson previously served as Regional Vice President Operations for the Company’s U.S. Southwest Region between May 2018 and May 2020 and as Vice President Operations for Hertz Local Edition from January 2016 to May 2018. Mr. McPherson began his career at the Company in 1986 and has held a variety of positions and leadership roles in Operations.

Mr. Langley-Hawthorne has served as Executive Vice President and Chief Information Officer of the Company since October 2021. Prior to joining the Company, Mr. Langley-Hawthorne served as Senior Vice President, Chief Information Officer at Hitachi Vantara, a hi-tech subsidiary of Hitachi Ltd. operating in more than 100 countries, from January 2020 to October 2021 and as Vice President, Technology Operations and Business Management from May 2018 to December 2019. Before joining Hitachi Vantara, Mr. Langley-Hawthorne served as Senior Vice President, Technology Operations at Western Union from April 2017 to April 2018 and as Senior Vice President, Global Customer Care Operations and Technology from January 2015 to March 2017 and as Vice President, Technology Governance from October 2012 to December 2014. Prior to that, Mr. Langley-Hawthorne spent 20 years in various information technology, consulting and commercial roles at Information Services Group, Electronic Data Systems, and IBM Australia.

Ms. Smith has served as Executive Vice President, Sales, Marketing and Customer Experience of the Company since December 2020 and previously served as Executive Vice President, Global Marketing and Customer Experience of the Company beginning June 2020. Ms. Smith previously served as Senior Vice President, Customer Experience of the Company from August 2019 to June 2020. Prior to this, Ms. Smith served as Vice President, Customer Experience of the Company from October 2017 to August 2019 and as Senior Director, Customer Service Excellence from February 2016 to September 2017. Ms. Smith began her career at the Company in 2002 and has held a variety of leadership positions in Operations and Marketing.

Mr. Leef has served as Executive Vice President and Chief Human Resources Officer of the Company since February 2021 and previously served as Senior Vice President and Chief Human Resources Officer beginning September 2020. Prior to joining the Company, Mr. Leef served as Senior Vice President, Chief Human Resources Officer at Atria Senior Living, from October 2019 to July 2020. Prior to that, Mr. Leef served as Executive Director, HR Client Support for GE and GE Appliances, a Haier Company, from 2013 to September 2019 and held various other HR roles for GE Appliances since 2003.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HERTZ GLOBAL

As of February 17, 2022, there were 971 holders of record of Hertz Holdings common stock.

Hertz Holdings paid no cash dividends on its common stock in 2021 or 2020, and it does not expect to pay dividends on its common stock for the foreseeable future.

Since Hertz Holdings does not conduct business itself, it primarily funds dividends on, and repurchases of, its common stock using dividends from Hertz or amounts borrowed under a master loan agreement with Hertz. The credit agreements governing Hertz's First Lien Credit Facilities restrict Hertz's ability to make dividends and certain payments, including payments to Hertz Holdings for dividends on Hertz Holdings' common stock or for share repurchases.

NYSE Delisting and Nasdaq Listing

As a result of the filing of the Chapter 11 Cases, the New York Stock Exchange (the "NYSE") suspended trading of Hertz Global common stock after the market close on October 29, 2020. On October 30, 2020, Hertz Global common stock began trading exclusively on the over-the-counter ("OTC") market under the symbol "HTZGQ," and was delisted from the NYSE on November 10, 2020. Upon deregistration of Hertz Global common stock under Section 12(b) of the Exchange Act, Hertz Global common stock remained registered under Section 12(g) of the Exchange Act. On the Effective Date, all of the Hertz Global common stock then existing was cancelled and Hertz Global issued 471,102,462 shares of its new common stock pursuant to the Plan of Reorganization.

On November 8, 2021, reorganized Hertz Global successfully completed the registration of its new common stock and Public Warrants with the SEC for a public offering by certain selling stockholders pursuant to a Registration Statement on Form S-1. On November 9, 2021, reorganized Hertz Global's common stock and Public Warrants began trading on The Nasdaq Global Select Market ("Nasdaq") under the trading symbols "HTZ" and "HTZWW," respectively.

In conjunction with the Nasdaq listing, certain selling stockholders offered and sold 44,520,000 shares of Hertz Global's common stock to the public. Of these shares, Hertz Global repurchased from the underwriters 10,344,828 shares for an aggregate purchase price of $300 million. This amount is included in treasury stock in the accompanying Hertz Global consolidated balance sheet as of December 31, 2021 under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report.

Repurchases of Equity Securities

Share Repurchase Program for Common Stock

In November 2021, Hertz Global's Board of Directors approved a share repurchase program that authorizes the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. Any repurchases will be made at the discretion of management through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws. The share repurchase authorization has no initial time limit, does not obligate us to acquire any particular amount of common

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)
stock and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases.

Between the inception of the share repurchase program and December 31, 2021, a total of 17,106,026 shares of Hertz Global's common stock were repurchased at an average share price of $23.83, resulting in an aggregate purchase price of $408 million. Between January 1, 2022 and February 17, 2022, a total of 20,589,620 shares of Hertz Global's common stock were repurchased at an average share price of $20.95 resulting in an aggregate purchase price of $431 million.

Tender Offer for Repurchase of Series A Preferred Stock

On November 23, 2021, Hertz Global commenced a tender offer (the "Tender Offer") to repurchase all 1,500,000 outstanding shares of its Series A Preferred Stock at a per-share price of $1,250. On December 21, 2021, the Tender Offer expired and all 1,500,000 shares of the Series A Preferred Stock were repurchased at $1,250 per share for aggregate payments by Hertz Global of $1.9 billion, including approximately $7 million in certain fees. Hertz Global funded the share repurchases in the Tender Offer with available cash, including proceeds from Hertz's offering of the Senior Notes Due 2026 and Senior Notes Due 2029 which were contributed to Hertz Global through a dividend distribution from Hertz. The repurchased shares of Series A Preferred Stock were simultaneously retired. In connection with the Tender Offer, any unpaid dividends that the Preferred Stockholders were entitled to pursuant to the original Preferred Stock terms were forfeited upon acceptance of the Tender Offer.

The following table provides a breakdown of our equity security repurchases during the fourth quarter of fiscal year 2021.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of the publicly announced plan or program	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the publicly announced plan or program (In thousands, except share data)
Common Stock
October 1 – October 31, 2021	0	$—	0	$2,000,000
November 1 – November 30, 2021	11,528,793	$28.51	1,183,965	$1,971,339
December 1 – December 31, 2021	15,922,061	$23.80	15,922,061	$1,592,384
Total	27,450,854	$25.78	17,106,026	$1,592,384

Series A Preferred Stock
October 1 – October 31, 2021	0	$—	0	1,500,000
November 1 – November 30, 2021	0	$—	0	1,500,000
December 1 – December 31, 2021	1,500,000	$1,250.00	1,500,000	0
Total	1,500,000	$1,250.00	1,500,000	0

Performance Graph

The graph that follows compares the cumulative total stockholder return on Hertz Holdings common stock with the Russell 1000 Index and the Morningstar Rental & Leasing Services Industry Group. The Russell 1000 Index is included because it is comprised of the 1,000 largest publicly traded issues. The Morningstar Rental & Leasing Services Industry Group is a published, market capitalization-weighted index representing stocks of companies, including Hertz Holdings, that rent or lease various durable goods to the commercial and consumer market including vehicles and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods. The results are based on an assumed $100 invested on November 9, 2021 (the first day of trading on Nasdaq following Hertz

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)
Global's emergence from bankruptcy and the Nasdaq listing), at the market close, through December 31, 2021. Share price performance presented below is not necessarily indicative of future results.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG HERTZ GLOBAL HOLDINGS, INC.,
RUSSELL 1000 INDEX AND MORNINGSTAR RENTAL & LEASING SERVICES
INDUSTRY GROUP
ASSUMES DIVIDEND REINVESTMENT

Issuance of Unregistered Securities

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global issued common stock and received cash proceeds as further described in Note 1, "Background," and Note 16, "Equity and Mezzanine Equity – Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report.

In addition, on the Effective Date, in accordance with the Plan of Reorganization, we issued 1,500,000 shares of preferred stock. In December 2021, all outstanding shares of the preferred stock were redeemed. See Note 16, "Equity and Mezzanine Equity – Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report.

With the exception of shares of Hertz Holdings common stock issued on account of the backstop obligation under the EPCA, the direct investment commitment under the EPCA and the 2021 Rights Offering, the shares of Hertz Holdings common stock and the Warrants issued pursuant to the Plan of Reorganization were issued pursuant to the exemption from the registration requirements of the Securities Act, under Section 1145 of the Bankruptcy Code, which generally exempts from such registration requirements the issuance of certain securities under a plan of reorganization. Shares of Hertz Holdings common stock and shares of preferred stock issued on account of the backstop obligation under the EPCA, the direct investment commitment under the EPCA and the 2021 Rights Offering were issued under Section 4(a)(2) of the Securities Act.

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

The credit agreements governing Hertz's First Lien Credit Facilities restrict Hertz's ability to make dividends and certain payments, including payments to Hertz Holdings for dividends on Hertz Holdings' common stock or for share repurchases. Following receipt of consent obtained from the lenders of Hertz's First Lien Credit Facilities to permit the retirement of the preferred shares through the Tender Offer as further disclosed in Note 16, "Equity and Mezzanine Equity – Hertz Global", Hertz paid dividends to Hertz Holdings of $2.5 billion in 2021 to help fund the Tender Offer and common stock repurchases as further disclosed in Note 16, "Equity and Mezzanine Equity – Hertz Global" to the Notes to its consolidated financial statements in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Hertz did not pay dividends in 2020 to Hertz Holdings. The credit agreements governing Hertz's First Lien Credit Facilities restrict Hertz's ability to make dividends and certain payments to Hertz Holdings.

ITEM 6. [RESERVED]

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

The statements in this MD&A regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, "Risk Factors.” The following MD&A provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following MD&A together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements and Summary of Risk Factors,” Item 1A, "Risk Factors,” and our consolidated financial statements and related notes included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

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
•Total Revenue Per Transaction Day ("Total RPD," also referred to as "pricing") - important key metric to management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and encompasses the elements in vehicle rental pricing that management has the ability to control. Effective in the third quarter of 2021, we revised our calculation of Total RPD to include ancillary retail vehicle sales revenues to better align with current industry practice, and accordingly, prior periods have been restated to conform with the revised definition.
•Total Revenue Per Unit Per Month ("Total RPU") - important key metric to management and investors as it provides a measure of revenue productivity relative to the total number of vehicles in our fleet whether owned or leased ("Average Vehicles" or "fleet capacity"). Effective in the third quarter of 2021, we revised our calculation of Total RPU to include ancillary retail vehicle sales revenues to better align with current industry practice, and accordingly, prior periods have been restated to conform with the revised definition.
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

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Impact of COVID-19 on our Business

In March 2020, the World Health Organization declared COVID-19 a pandemic, affecting multiple global regions. The impact of this pandemic has been extensive in many aspects of society, which has resulted in significant disruptions to the global economy, as well as businesses around the world. In an effort to halt the spread of COVID-19, many governments around the world placed significant restrictions on travel, individuals voluntarily reduced their air and other travel in attempts to avoid the outbreak and many businesses announced closures and imposed travel restrictions. In 2021, individuals across the globe have increasingly gained access to COVID-19 vaccinations, particularly in the U.S. During 2021, many of the government-imposed restrictions have been lifted or eased, and travel, particularly domestic leisure travel, has experienced a strong rebound. There remains continued uncertainty about the duration of the negative impact from COVID-19 and its variants, including the length and scope of travel restrictions and business closures that may be imposed by governments of impacted countries or voluntarily undertaken by individuals and private businesses.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Chapter 11 and Emergence

On May 22, 2020, the Debtors filed Petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases were jointly administered for procedural purposes only under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW). While in Chapter 11, in general we were allowed to operate our ongoing business, but could not engage in transactions outside the ordinary course of our business without the prior approval of the Bankruptcy Court. On May 14, 2021, the Debtors filed the Plan of Reorganization, and the solicitation version of the Supplement to the Disclosure Statement which was approved by the Bankruptcy Court on May 14, 2021. On June 10, 2021, the Plan of Reorganization was confirmed by the Bankruptcy Court. On June 30, 2021, the Effective Date, the Plan of Reorganization became effective in accordance with its terms and the Debtors emerged from Chapter 11. Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a website administered by Prime Clerk. The information on this website is not incorporated by reference and does not constitute part of this 2021 Annual Report.

On the Effective Date, as a result of the Plan of Reorganization, we received cash proceeds of $7.5 billion comprised of:
•$2.8 billion from the purchase of Hertz Global common stock by the Plan Sponsors and certain other investment funds and entities;
•$1.6 billion from the purchase of Hertz Global common stock pursuant to the 2021 Rights Offering;
•$1.5 billion (less a 2% upfront discount and stock issuance fees) from the purchase of preferred stock of reorganized Hertz Global by Apollo; and
•$1.5 billion in proceeds from our secured exit term loan facilities (the "Term Loans").

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

All of the Hertz Global equity interests existing as of the Effective Date were cancelled on such date in accordance with the Plan of Reorganization with existing equity holders receiving (i) cash in the amount of $1.53 per share of existing interests, (ii) their pro rata share of 3% of the common shares of reorganized Hertz Global, subject to dilution, and (iii) either Public Warrants, for in the aggregate of up to 18% of reorganized Hertz Global common

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
stock issued and outstanding on the Effective Date, subject to dilution and certain conditions, or subscription rights to participate in the 2021 Rights Offering as discussed below.

In accordance with the Plan of Reorganization, Hertz Global commenced a 2021 Rights Offering, under which eligible holders of Hertz Global's common stock and certain eligible holders of the Senior Notes and lenders under the Alternative Letter of Credit Facility could purchase up to $1.6 billion of shares of the reorganized Hertz Global common stock at a purchase price of $10.00 per share. Pursuant to the EPCA, the Backstop Parties agreed to purchase all unsubscribed shares in the 2021 Rights Offering. The final expiration date for the 2021 Rights Offering occurred on June 15, 2021, with eligible holders subscribing to purchase 127,362,114 shares (approximately $1.3 billion), with the Backstop Parties to purchase the remaining 36,137,887 shares (approximately $361 million). Hertz Global closed the 2021 Rights Offering upon emergence from the Chapter 11 Cases on June 30, 2021. Pursuant to the terms of the EPCA, the Backstop Parties received a backstop fee equal in amount of $164 million (payable in shares of reorganized Hertz Global common stock valued at $10.00 per share).

As a result of these transactions, on the Effective Date, Hertz Global issued 471,102,462 shares of common stock as follows:
•14,133,024 shares to existing stockholders;
•277,119,438 shares to Plan Sponsors pursuant to the EPCA;
•127,362,114 shares to eligible participants pursuant to the Rights Offering; and
•52,487,886 shares to the Backstop Parties pursuant to the EPCA.

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global issued 1,500,000 shares of preferred stock (the "Series A Preferred Stock") to Apollo and received gross proceeds of $1.5 billion, less a 2% upfront discount and stock issuance fees. As discussed below, during the fourth quarter of 2021, all shares of the Series A Preferred Stock were repurchased and retired by Hertz Global at $1,250 per share.

On the Effective Date, in accordance with the Plan of Reorganization and the Public Warrant Agreement, reorganized Hertz Global issued 89,049,029 Public Warrants. The Public Warrants are exercisable from the date of issuance until June 30, 2051 at which time all unexercised Public Warrants will expire and the rights of the holders of such expired Public Warrants will terminate. The Public Warrants have an initial exercise price of $13.80 and are subject to adjustment from time to time upon the occurrence of any payments of cash dividends, certain dilutive events and recurring fair value adjustments.

On the Effective Date, reorganized Hertz entered into the First Lien Credit Agreement that provides for an aggregate amount of $2.8 billion comprised of the First Lien RCF in an aggregate committed amount of $1.3 billion plus Term Loans in an aggregate principal amount of $1.5 billion. Additionally, reorganized Hertz entered into a new HVF III ABS facility in an aggregate of $6.8 billion comprised of variable funding notes with a principal amount up to $2.8 billion and medium term notes in an aggregate principal amount of $4.0 billion. On the Effective Date, substantially all non-vehicle debt and all existing ABS facilities under the HVF II U.S. ABS Program were repaid in full and terminated in accordance with the Plan of Reorganization. See Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report for additional information.

NYSE Delisting and Nasdaq Listing

As a result of the filing of the Chapter 11 Cases, the NYSE suspended trading of Hertz Global common stock after the market close on October 29, 2020. On October 30, 2020, Hertz Global common stock began trading exclusively on the OTC market under the symbol "HTZGQ," and was delisted from the NYSE on November 10, 2020. Upon deregistration of Hertz Global common stock under Section 12(b) of the Exchange Act, Hertz Global common stock remained registered under Section 12(g) of the Exchange Act. As discussed above, on the Effective Date, all of the Hertz Global common stock then existing was cancelled and Hertz Global issued 471,102,462 shares of its new common stock pursuant to the Plan of Reorganization.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On November 8, 2021, reorganized Hertz Global successfully completed its Nasdaq listing, in which shares of its new common stock were registered with the SEC for a public offering by certain selling stockholders. On November 9, 2021, reorganized Hertz Global's common stock and Public Warrants began trading on Nasdaq under the trading symbols "HTZ" and "HTZWW," respectively.

In conjunction with the Nasdaq listing certain selling stockholders offered and sold 44,520,000 shares of Hertz Global's common stock to the public. Of these shares, Hertz Global repurchased from the underwriters 10,344,828 shares for an aggregate purchase price of $300 million. This amount is included in treasury stock in the accompanying Hertz Global consolidated balance sheet as of December 31, 2021 under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report.

Share Repurchase Program for Common Stock

In November 2021, Hertz Global's Board of Directors approved a share repurchase program that authorizes the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. Any repurchases will be made at the discretion of management through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws. The share repurchase authorization has no initial time limit, does not obligate us to acquire any particular amount of common stock and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases.

Between the inception of the share repurchase program and December 31, 2021, a total of 17,106,026 shares of Hertz Global's common stock were repurchased at an average share price of $23.83, resulting in an aggregate purchase price of $408 million. Between January 1, 2022 and February 17, 2022, a total of 20,589,620 shares of Hertz Global's common stock were repurchased at an average share price of $20.95 resulting in an aggregate purchase price of $431 million.

Tender Offer for Repurchase of Series A Preferred Stock

In November 2021, Hertz Global commenced a tender offer (the "Tender Offer") to repurchase all 1,500,000 outstanding shares of its Series A Preferred Stock at a per-share price of $1,250. In December 2021, the Tender Offer expired and all 1,500,000 shares of the Series A Preferred Stock were repurchased at $1,250 per share for aggregate payments by Hertz Global of $1.9 billion, including approximately $7 million in certain fees. Hertz Global funded the share repurchases in the Tender Offer with available cash, including proceeds from Hertz's offering of the Senior Notes Due 2026 and Senior Notes Due 2029 which were contributed to Hertz Global through a dividend distribution from Hertz. The repurchased shares of Series A Preferred Stock were simultaneously retired. In connection with the Tender Offer, any unpaid dividends that the Preferred Stockholders were entitled to pursuant to the original Preferred Stock terms were forfeited upon acceptance of the Tender Offer.

For additional information about our restructured debt and equity, see Note 6, "Debt," and Note 16, "Equity and Mezzanine Equity – Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report.

Our Business

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. In addition to vehicle rental, we provided integrated vehicle leasing and fleet management solutions through our Donlen subsidiary, where in the fourth quarter of 2020, we entered into a stock and asset purchase agreement to sell substantially all of the assets and certain liabilities as discussed below. The sale was completed on March 30, 2021. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
our ability to adjust pricing for these changes. We continue to balance our mix of non-program and program vehicles based on market conditions, including residual values. Our business requires significant expenditures for vehicles, and as such, we require substantial liquidity to finance such expenditures.

Our strategy includes optimization of our vehicle rental operations, disciplined performance management and evaluation of all locations. In October 2021, we announced several new initiatives as part of a plan to offer the largest EV rental fleet, to lead in providing access to EVs for ride sharing and to digitize our vehicle disposition process. These efforts are aimed at positioning us to be a leader in the future mobility ecosystem.

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
•Depreciation expense and lease charges relating to revenue earning vehicles, including gains and losses and related costs associated with the disposal of vehicles;
•Depreciation and amortization expense relating to non-vehicle assets;
•Selling, general and administrative expense ("SG&A"), which includes advertising costs and administrative personnel costs, along with costs for information technology and finance transformation programs;
•Interest expense, net; and
•Reorganization items, net, which includes charges associated with the Chapter 11 Cases, primarily professional fees which concluded on the Effective Date as a result of the implementation of the Plan of Reorganization.

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

Our Reportable Segments

In the second quarter of 2021, in connection with the Chapter 11 Emergence, and changes in how our CODM regularly reviews operating results and allocates resources, we revised our reportable segments to include Canada, Latin America and the Caribbean in our Americas RAC reportable segment, which were previously included in our International RAC reportable segment. Accordingly, prior periods have been restated to conform with the revised presentation. We have identified two reportable segments, which are consistent with our operating segments and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
organized based on the products and services provided and the geographic areas in which business is conducted, as follows:
•Americas RAC - Rental of vehicles, as well as sales of value-added services, in the U.S. Canada, Latin America and the Caribbean; and
•International RAC - Rental and leasing of vehicles, as well as sales of value-added services, internationally and consists primarily of our Europe and other international locations.

Also, in the second quarter of 2021, as a result of the Donlen Sale, as further disclosed in Note 3, "Divestitures," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report, the All Other Operations reportable segment which was primarily comprised of the Donlen business was no longer deemed to be a reportable segment.

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

When a revenue earning vehicle is acquired outside of a vehicle repurchase program, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage). We also estimate the residual value of the applicable revenue earning vehicles at the expected time of disposal, considering factors such as make, model and options, age, physical condition, mileage, sale location, time of the year, channel disposition (e.g., auction, retail, dealer direct) and market conditions. The vehicle is depreciated using a rate based on these estimates. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and the estimated holding period of the vehicle. Differences between actual residual values and those estimated result in an adjustment to depreciation upon disposition of the vehicle. Our depreciation of revenue earning vehicles and lease charges also includes costs associated with the disposal of vehicles and rents paid for vehicles leased.

We dispose of our non-program vehicles via auction, dealer direct and retail locations. In October 2021, we announced a nationwide agreement with Carvana with respect to our vehicle disposition process and our plan to position us at the center of the modern mobility ecosystem. The Carvana arrangement allows us to digitize and modernize our retail sales process, reduce our reliance on wholesale channels and allow us to renew our vehicle supply more rapidly. Non-program vehicles disposed of through our retail locations allow us the opportunity for value-added revenue, such as warranty, financing and title fees. We periodically review and adjust the mix between program and non-program vehicles in our fleet based on contract negotiations and the economic environment

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
pertaining to our industry in an effort to optimize the mix of vehicles. Additionally, the use of program vehicles reduces the volatility associated with residual value estimation.

2021 Operating Overview

Effective during the third quarter of 2021, we changed our definition of Total RPD and Total RPU to include ancillary retail sales revenues to better align with current industry practice, and accordingly, prior periods have been restated to conform with the revised definition. Effective during the second quarter of 2021, we began reporting non-vehicle depreciation expense on a separate line item in the consolidated statement of operations, and accordingly prior periods have been restated to reflect this change.

The following charts provide several key factors influencing our results for the years ended December 31, 2021, 2020 and 2019.

(1)     Includes impact of foreign currency exchange at average rates ("fx").
(2)    Results shown are in constant currency as of December 31, 2020.
(3)    The percentages shown in this chart reflect Vehicle Utilization versus period-over-period change.

For more information on the above, see the discussion of our results on a consolidated basis and by segment that follows herein. In this MD&A, certain amounts in the following tables are denoted in millions. Amounts such as percentages are calculated from the underlying numbers in thousands, and as a result, may not agree to the amount when calculated from the tables in millions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Total revenues	$7,336	$5,258	$9,779	40%	(46)%
Direct vehicle and operating expenses	3,920	3,423	5,305	15	(35)
Depreciation of revenue earning vehicles and lease charges	497	2,030	2,563	(76)	(21)
Non-vehicle depreciation and amortization	196	225	203	(13)	11
Selling, general and administrative expenses	688	645	949	7	(32)
Interest expense, net:
Vehicle	284	455	494	(38)	(8)
Non-vehicle	185	151	304	23	(50)
Total Interest expense, net	469	606	798	(23)	(24)
Technology-related intangible and other asset impairments	—	213	—	(100)	NM
Write-off of intercompany loan	—	133	—	(100)	NM
Other (income) expense, net	(21)	(9)	(59)	NM	(85)
Reorganization items, net	513	175	—	NM	NM
(Gain) from the sale of a business	(400)	—	—	NM	NM
Income (loss) before income taxes	1,474	(2,183)	20	NM	NM
Income tax (provision) benefit	(318)	328	(65)	NM	NM
Net income (loss)	1,156	(1,855)	(45)	NM	NM
Net (income) loss attributable to noncontrolling interests	1	9	(8)	(90)	NM
Net income (loss) attributable to Hertz	$1,157	$(1,846)	$(53)	NM	NM
Adjusted Corporate EBITDA(a)	$2,130	$(995)	$649	NM	NM
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Total revenues increased $2.1 billion in 2021 compared to 2020 due primarily to an increase of $2.5 billion and $113 million in our Americas RAC and International RAC segments, respectively, partially offset by a decrease of $494 million in all other operations. Americas RAC revenues increased due primarily to increased pricing resulting from growth in travel demand and industry constraints on vehicles due to the Chip Shortage affecting new vehicle production. Excluding a $42 million impact of fx, revenues for our International RAC segment increased $71 million also due primarily to increased pricing resulting primarily from industry constraints on vehicles due to the Chip Shortage affecting new vehicle production, partially offset by lower volume. The decrease in all other operations was the result of the Donlen Sale in the first quarter of 2021.

DOE increased $497 million in 2021 compared to 2020 due primarily to an increase of $540 million in our Americas RAC segment, partially offset by a decrease of $42 million in our International RAC segment. The increase in DOE for our Americas RAC segment was due primarily to higher volume, partially offset by lower fleet costs due to reduced fleet size and lower fixed costs resulting from cost-reduction initiatives. Excluding the $30 million impact of fx, DOE for International RAC decreased $72 million due primarily to lower volume and lower fixed costs resulting from cost-reduction initiatives.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Depreciation of revenue earning vehicles and lease charges decreased $1.5 billion in 2021 compared to 2020 due primarily to decreases of $1.0 billion, $435 million, and $89 million in our Americas RAC segment, all other operations, and International RAC segment, respectively. The decrease in our Americas RAC was due primarily to increasing residual values and longer vehicle holding periods resulting in an increase in vehicles that were fully depreciated and an increase in gains recognized on the disposition of vehicles. The decrease in all other operations was due to the sale of our Donlen business in the first quarter of 2021. Excluding a $6 million impact of fx, depreciation of revenue earning vehicles and lease charges for our International RAC segment decreased $95 million due primarily to right sizing of the fleet, the Chip Shortage affecting new vehicle production and strength in residual values.

Non-vehicle depreciation and amortization decreased $29 million in 2021 compared to 2020 due primarily to lower depreciation expense resulting in part from the Lease Rejection Orders in our Americas RAC segment in 2020 and fully depreciated intangible assets related to concession rights.

SG&A increased $43 million in 2021 compared to 2020 due primarily to an increase of $81 million in our corporate operations due primarily to increased personnel costs, partially offset by decreases of $28 million and $9 million in our International RAC segment and all other operations, respectively. Excluding a $6 million fx impact, SG&A in our International RAC segment decreased $34 million due primarily to lower professional fees and lower personnel costs, partially offset by higher marketing spend.

Vehicle interest expense, net decreased $171 million in 2021 compared to 2020 due primarily to lower average balances and lower average rates primarily in our Americas RAC segment.

Non-vehicle interest expense, net increased $34 million in 2021 compared to 2020 due primarily to higher amortization of capitalized deferred financing costs, higher letter of credit fees and higher average interest rates due primarily to the issuance of new unsecured senior notes in the fourth quarter of 2021, the issuance of the Term Loans in the second quarter of 2021 and the DIP Credit Agreement which was entered into in the third quarter of 2020, partially offset by interest on certain non-vehicle debt being suspended as a result of filing the Chapter 11 Cases.

We incurred charges of $213 million for impairment of intangible and other assets in 2020 due primarily to $124 million impairment of technology-related intangible assets and $69 million impairment of capitalized cloud computing implementation costs in our corporate operations due to uncertainty surrounding our financial ability to complete certain information technology projects as a result of COVID-19 and the filing of the Chapter 11 Cases. Additionally, we incurred a charge of $20 million for impairment of the Hertz tradename in our historical International RAC segment as a result of our annual testing of the recoverability of our indefinite-lived intangible assets.

We incurred a charge of $133 million in 2020 in our corporate operations resulting from the full write-off of the 2019 Master Loan with Hertz Holdings due to the filing of the Chapter 11 Cases.

We had other income of $21 million in 2021 compared to other income of $9 million in 2020. Other income in 2021 was comprised in part to gains relating to derivative instruments in our corporate operations, the gain on the sales of certain franchises in our Americas RAC segment and income from an equity investment in our corporate operations. Other income of $9 million in 2020 was primarily comprised of a $20 million gain due to additional cash received from the sale of non-vehicle capital assets, primarily offset by $11 million in pension-related settlement charges.

We incurred $513 million of net reorganization charges in 2021, primarily in our corporate operations, which was comprised primarily of professional fees associated with the Chapter 11 Cases, the loss on extinguishment of certain debt resulting from the implementation of the Plan of Reorganization, a prior plan sponsor breakup fee and other miscellaneous charges related to the implementation of the Plan of Reorganization. We incurred $175 million of net reorganization charges in 2020 in our corporate operations for professional fees and other costs associated with the Chapter 11 Cases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gain from the Donlen Sale of $400 million in 2021 resulting from the completion of the Donlen Sale in the first quarter of 2021 which was recorded in our corporate operations.

The effective tax rate in 2021 was 22% compared to 15% in 2020. We recorded a tax provision of $318 million in 2021 compared to a tax benefit of $328 million in 2020. The increase in the tax provision in 2021 compared to 2020 was driven by improvements in our financial performance in 2021, change in the mix of earnings and losses in jurisdictions in which no tax benefit can be recognized, non-deductible bankruptcy expenses, and reduced by the tax benefits of the European reorganization.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Total revenues decreased $4.5 billion in 2020 compared to 2019 due to reduced demand related to the impact from COVID-19 where there were decreases of $3.5 billion and $1.0 billion in our Americas RAC and International RAC segments, respectively. Americas RAC revenues decreased due primarily to lower volume. Excluding a $6 million impact of fx, revenues for our International RAC segment decreased $1.0 billion also due primarily to lower volume and pricing.

DOE decreased $1.9 billion in 2020 compared to 2019 due primarily to decreases of $1.4 billion and $482 million in our Americas RAC and International RAC segments, respectively. The decrease in our Americas RAC segment was due primarily to lower volume driven by the impact from COVID-19 on total revenues described above, lower personnel costs and other cost elimination initiatives. Excluding the $4 million impact of fx, DOE for International RAC decreased $486 million due primarily to lower volume driven by the impact from COVID-19 on total revenues described above and lower personnel costs due to employee furloughs and associated government support across Europe related to COVID-19.

Depreciation of revenue earning vehicles and lease charges decreased $533 million in 2020 compared to 2019 due primarily to decreases of $354 million and $144 million in our Americas RAC and International RAC segments, respectively. The decreases in our Americas RAC and International RAC segments were due primarily to a reduction in fleet size in response to pandemic-related declines in consumer demand.

Non-vehicle depreciation and amortization increased $22 million in 2020 compared to 2019 due primarily to in-service placement of internally developed software assets in our Americas RAC segment.

SG&A decreased $305 million in 2020 compared to 2019 due primarily to lower marketing costs in our Americas RAC and International RAC segments, lower personnel costs in our Americas RAC segment and lower information technology and finance transformation costs in our corporate operations.

Vehicle interest expense, net decreased $38 million in 2020 compared to 2019 due primarily to lower vehicle debt levels primarily in our Americas RAC segment.

Non-vehicle interest expense, net decreased $154 million in 2020 compared to 2019 due primarily to lower debt levels, lower market interest rates and the suspension of interest on certain non-vehicle debt as a result of filing the Chapter 11 Cases.

We incurred charges of $213 million for impairment of intangible and other assets in 2020 due primarily to $124 million impairment of technology-related intangible assets and $69 million impairment of capitalized cloud computing implementation costs in our corporate operations due to uncertainty surrounding our financial ability to complete certain information technology projects as a result of COVID-19 and the filing of the Chapter 11 Cases. Additionally, we incurred a charge of $20 million for impairment of the Hertz tradename in our historical International RAC segment as a result of our annual testing of the recoverability of our indefinite-lived intangible assets.

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

Hertz Global had $627 million of expense from the change in fair value of Public Warrants that was incremental to Hertz for the year ended December 31, 2021. Hertz Global also had $164 million of reorganization items, net for the year ended December 31, 2021 that was incremental to the amounts shown for Hertz, which represent certain effects from the implementation of the Plan of Reorganization.

Hertz Global had $2 million and $7 million of interest expense, net, during 2020 and 2019, respectively, that was incremental to the amounts shown for Hertz. These amounts represent interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statements of operations, but this amount is eliminated in consolidation for purposes of Hertz Global.

In 2020, Hertz Global had $1 million of income tax benefit that was incremental to the amounts shown for Hertz due primarily to the $133 million master loan write-off included in Hertz's consolidated statements of operations. In 2019, Hertz had $2 million of tax provision that was incremental to the amounts shown for Hertz Global.

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

As of December 31, 2021, our Americas RAC operations had a total of approximately 5,400 corporate and franchisee locations, comprised of 1,900 airport and 3,500 off airport locations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of operations and our discussion and analysis for our Americas RAC segment were as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Total revenues	$6,215	$3,756	$7,208	65%	(48)%
Depreciation of revenue earning vehicles and lease charges	$343	$1,352	$1,706	(75)	(21)
Direct vehicle and operating expenses	$3,302	$2,763	$4,163	20	(34)
Direct vehicle and operating expenses as a percentage of total revenues	53%	74%	58%
Non-vehicle depreciation and amortization	$166	$182	$159	(9)	15
Selling, general and administrative expenses	$282	$283	$499	—	(43)
Selling, general and administrative expenses as a percentage of total revenues	5%	8%	7%
Vehicle interest expense	$213	$329	$353	(35)	(7)
Reorganization items, net	$80	$8	$—	NM	NM
Adjusted EBITDA	$2,173	$(810)	$512	NM	NM
Transaction Days (in thousands)(b)	100,085	85,016	161,278	18	(47)
Average Vehicles (in whole units)(c)	355,647	437,547	555,220	(19)	(21)
Vehicle Utilization(c)	77%	53%	80%
Total RPD (in whole dollars)(d)	$62.07	$44.22	$44.75	40	(1)
Total RPU Per Month (in whole dollars)(e)	$1,456	$716	$1,083	NM	(34)
Depreciation Per Unit Per Month (in whole dollars)(f)	$80	$258	$256	(69)	1
Percentage of program vehicles as of period end	0.4%	3%	11%
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Total revenues for Americas RAC increased $2.5 billion in 2021 compared to 2020 due primarily to higher pricing and volume. The 40% increase in Total RPD was driven primarily by higher pricing across the industry due to growth in travel demand and industry-wide constraints on vehicles due to the Chip Shortage affecting new vehicle production. The 18% increase in Transaction Days was driven primarily by volume increases in leisure and most business categories as government-imposed travel restrictions began to lift in 2021 due to increased access to COVID-19 vaccines. Volume increased in our airport locations by 44%. Airport revenues comprised 70% of total revenues for the segment in 2021 compared to 56% in 2020.

Depreciation of revenue earning vehicles and lease charges for Americas RAC decreased $1.0 billion in 2021 compared to 2020. Average Vehicles decreased 19% and Depreciation Per Unit Per Month decreased to $80 compared to $258 in 2020, due primarily to increasing residual values and longer vehicle holding periods resulting in an increase in vehicles that were fully depreciated and an increase in gains recognized on the disposition of vehicles.

DOE for Americas RAC increased $540 million in 2021 compared to 2020. Excluding a $5 million fx impact, DOE increased $534 million due primarily to higher volume driven by the increased travel demand discussed above and increased vehicle maintenance costs due primarily to longer vehicle holding periods resulting from new vehicle

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
production constraints due to the Chip Shortage, partially offset by lower fleet-related costs due to a reduced fleet size and lower facility costs resulting from cost-reduction initiatives.

Non-vehicle depreciation and amortization for Americas RAC decreased $16 million in 2021 compared to 2020 resulting in part from the Lease Rejection Orders in 2020 and fully depreciated intangible assets related to concession rights.

SG&A for Americas RAC was comparable to 2020 in which 2021 incurred lower personnel costs due to cost-reduction initiatives, partially offset by higher marketing spend during our peak season in 2021.

Vehicle interest expense for Americas RAC decreased $116 million in 2021 compared to 2020 due primarily to lower average balances and lower average rates resulting from the issuance of the HVF III ABS Notes and the full repayment and termination of the HVF II ABS Notes in accordance with the Plan of Reorganization.

Reorganization items, net for Americas RAC increased $73 million in 2021 compared to 2020 due primarily to the loss on extinguishment of certain vehicle debt resulting from the implementation of the Plan of Reorganization and certain contract-related charges in the first half of 2021.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Total Americas RAC revenues decreased $3.5 billion in 2020 compared to 2019 due primarily to lower volume. The 47% decrease in Transaction Days was driven by the impact from COVID-19 with declines in leisure and most business categories, excluding delivery services in our off airport locations where volume and pricing increased compared to 2019. Volume decreased in both our airport and off airport locations by 59% and 29%, respectively. Total RPD decreased by 2%. Off airport revenues comprised 44% of total revenues in 2020 as compared to 32% for 2019 due primarily to customer demand changes associated with COVID-19.

Depreciation of revenue earning vehicles and lease charges for Americas RAC decreased $354 million in 2020 compared to 2019. Average Vehicles decreased 21% due in part to a reduction in fleet size in response to pandemic-related declines in consumer demand. Depreciation Per Unit Per Month was comparable to 2019.

DOE for Americas RAC decreased $1.4 billion in 2020 compared to 2019 due primarily to lower volume driven by the impact from COVID-19 on total revenues described above, lower personnel costs due to an employee restructuring program that commenced in 2020 in response to COVID-19 and other cost elimination initiatives.

Non-vehicle depreciation and amortization for Americas RAC increased $24 million in 2020 compared to 2019 due primarily to in-service placement of internally developed software assets.

SG&A for Americas RAC decreased $216 million in 2020 compared to 2019 due primarily to lower marketing and personnel costs in response to COVID-19 and other cost elimination initiatives.

Vehicle interest expense for Americas RAC decreased $24 million in 2020 compared to 2019 due primarily to lower debt levels as a result of vehicle dispositions resulting from the Interim Lease Order.

International RAC

As of December 31, 2021, our International RAC operations had approximately 6,000 corporate and franchisee locations, comprised of 1,400 airport and 4,600 off airport locations in approximately 110 countries and regions including the countries of Australia, New Zealand, and in the regions of Africa, Asia, Europe and the Middle East.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of operations and our discussion and analysis for our International RAC segment were as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Total revenues	$985	$872	$1,899	13%	(54)%
Depreciation of revenue earning vehicles and lease charges	$154	$243	$388	(37)	(37)
Direct vehicle and operating expenses	$606	$647	$1,128	(6)	(43)
Direct vehicle and operating expenses as a percentage of total revenues	61%	74%	59%
Non-vehicle depreciation and amortization	$16	$19	$20	(17)	(7)
Selling, general and administrative expenses	$136	$164	$202	(17)	(19)
Selling, general and administrative expenses as a percentage of total revenues	14%	19%	11%
Vehicle interest expense	$59	$80	$89	(26)	(10)
Reorganization items, net	$12	$—	$—	NM	NM
Adjusted EBITDA	$90	$(229)	$115	NM	NM
Transaction Days (in thousands)(b)	20,488	22,283	44,720	(8)	(50)
Average Vehicles (in whole units)(c)	77,643	102,793	160,382	(24)	(36)
Vehicle Utilization(c)	72%	59%	76%
Total RPD (in whole dollars)(d)	$49.30	$42.12	$46.18	17	(9)
Total RPU Per Month (in whole dollars)(e)	$1,084	$761	$1,073	42	(29)
Net Depreciation Per Unit Per Month (in whole dollars)(f)	$171	$214	$219	(20)	(2)
Percentage of program vehicles as of period end	32%	31%	43%
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Total revenues for International RAC increased $113 million in 2021 compared to 2020 due to higher pricing, partially offset by lower volume. Excluding a $42 million fx impact, revenues increased $71 million due to higher pricing and higher leisure mix in Europe. Total RPD increased 17% driven primarily by higher pricing across the industry due to industry-wide constraints on vehicle supply due to the Chip Shortage affecting new vehicle production and higher leisure mix in Europe beginning in the second half of 2021. Transaction Days decreased 8% driven primarily by lower volume in most leisure and business categories due to continued government-imposed travel restrictions.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $89 million in 2021 compared to 2020. Excluding a $6 million fx impact, depreciation decreased $95 million. Average Vehicles for International RAC decreased 24% due to fleet reductions in 2020 in response to lower demand during the pandemic and vehicle supply shortages limiting fleet expansion as demand began to return in 2021. Depreciation Per Unit Per Month for International RAC decreased to $171 from $214 for 2021 versus 2020 due to strength in residual values resulting in lower gross depreciation, offset by higher vehicle sales gains.

DOE for International RAC decreased $42 million in 2021 compared to 2020. Excluding a $30 million fx impact, DOE decreased $72 million due primarily to lower volume driven by the impact of travel restrictions resulting from

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
COVID-19 and lower facility costs resulting from cost-reduction initiatives, partially offset by increases related to restructuring initiatives.

Non-vehicle depreciation and amortization for International RAC decreased $3 million in 2021 compared to 2020 due primarily to in-service placement of internally developed software assets.

SG&A for International RAC decreased $28 million in 2021 compared to 2020. Excluding a $6 million fx impact, SG&A decreased $34 million due primarily to lower professional fees resulting from debt restructuring initiatives during 2020 and lower personnel costs, partially offset by higher marketing spend.

Vehicle interest expense for International RAC decreased $21 million in 2021 compared to 2020 due primarily to lower debt levels, partially offset by higher average rates.

Reorganization items, net for International RAC increased $12 million in 2021 compared to 2020 due primarily to advisory fees related to debt refinancings and the loss on extinguishment of the European Vehicle Notes resulting from the implementation of the Plan of Reorganization during the first half of 2021.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Total revenues for International RAC decreased $1.0 billion in 2020 compared to 2019 due to lower volume and pricing. Transaction Days decreased 50% and Total RPD decreased 9%. Excluding a $6 million fx impact, revenues decreased $1.0 billion due to lower volume and pricing, primarily in Europe, across all leisure and business categories driven by the impact of COVID-19.

Depreciation of revenue earning vehicles and lease charges for International RAC decreased $144 million in 2020 compared to 2019, where the fx impact was immaterial. Average Vehicles for International RAC decreased 36% due to downsizing the fleet as a result of COVID-19. Depreciation Per Unit Per Month for International RAC decreased to $197 from $202 for 2020 versus 2019.

DOE for International RAC decreased $482 million in 2020 compared to 2019. Excluding a $4 million fx impact, DOE decreased $486 million due primarily to lower volume driven by the impact from COVID-19 on total revenues described above and lower personnel costs due to employee furloughs and associated government support across Europe related to COVID-19.

SG&A for International RAC decreased $38 million in 2020 compared to 2019. Excluding a $9 million fx impact, SG&A decreased $47 million due primarily to lower marketing and facility costs.

Vehicle interest expense for International RAC decreased $9 million in 2020 compared to 2019 due primarily to downsizing the fleet as a result of COVID-19 market conditions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)Adjusted Corporate EBITDA is calculated as net income (loss) attributable to Hertz or Hertz Global, adjusted for income taxes; non-vehicle depreciation and amortization; non-vehicle debt interest, net; vehicle debt-related charges; restructuring and restructuring related charges; information technology and finance transformation costs; reorganization items, net; pre-reorganization items and non-debtor financing charges; gain from the sale of a business and certain other miscellaneous items. When evaluating our operating performance, investors should not consider Adjusted Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance determined in accordance with U.S. GAAP. The reconciliations to the most comparable consolidated U.S. GAAP measure are presented below:
HERTZ

	Years Ended December 31,
(In millions)	2021	2020	2019
Net income (loss) attributable to Hertz	$1,157	$(1,846)	$(53)
Adjustments:
Income tax provision (benefit)	318	(328)	65
Non-vehicle depreciation and amortization	196	225	203
Non-vehicle debt interest, net(1)	185	151	304
Vehicle debt-related charges(2)	72	55	38
Restructuring and restructuring related charges(3)	76	64	14
Intangible and other asset impairment(4)	—	213	—
Write-off of intercompany loan(5)	—	133	—
Information technology and finance transformation costs(6)	12	42	114
Reorganization items, net(7)	513	175	—
Pre-reorganization and non-debtor financing charges(8)	42	109	—
Gain from the sale of Donlen(9)	(400)	—	—
Other items(10)	(41)	12	(36)
Adjusted Corporate EBITDA	$2,130	$(995)	$649

HERTZ GLOBAL

	Years Ended December 31,
(In millions)	2021	2020	2019
Net income (loss) attributable to Hertz Global	$366	$(1,714)	$(58)
Adjustments:
Income tax provision (benefit)	318	(329)	63
Non-vehicle depreciation and amortization	196	225	203
Non-vehicle debt interest, net(1)	185	153	311
Vehicle debt-related charges(2)	72	55	38
Restructuring and restructuring related charges(3)	76	64	14
Intangible and other asset impairment(4)	—	213	—
Information technology and finance transformation costs(6)	12	42	114
Reorganization items, net(7)	677	175	—
Pre-reorganization and non-debtor financing charges(8)	42	109	—
Gain from the sale of Donlen(9)	(400)	—	—
Change in fair value of Public Warrants(11)	627	—	—
Other items(10)	(41)	12	(36)
Adjusted Corporate EBITDA	$2,130	$(995)	$649
(1)In 2021, includes $8 million of loss on extinguishment of debt associated with the payoff and termination of the HIL Credit Agreement recorded in the second quarter. See Note 6, "Debt," in Part II, Item 8 of this 2021 Annual Report for further information.
(2)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(3)Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. See Note 10, "Restructuring," in Part II, Item 8 of this 2021 Annual Report for further information. Also included restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(4)Represents the impairment of technology-related intangible assets and capitalized cloud computing cost. In 2020, also represented impairment of other assets and the Hertz tradename. See Note 5, "Goodwill and Intangible Assets, Net," in Part II, Item 8 of this 2021 Annual Report.
(5)Represented the write-off of the 2019 Master Loan between Hertz and Hertz Holdings, as disclosed in Note 15, "Related Party Transactions," in Part II, Item 8 of this 2021 Annual Report.
(6)Represents costs associated with our information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize our systems and processes.
(7)Represents charges associated with the filing of and the emergence from the Chapter 11 Cases, as described in Note 21, "Reorganization Items, Net," in Part II, Item 8 of this 2021 Annual Report.
(8)Represents charges incurred prior to the filing of the Chapter 11 Cases, which were comprised of preparation charges for the reorganization, such as professional fees. Also included certain non-debtor financing and professional fee charges. See Note 1, "Background," in Part II, Item 8 of this 2021 Annual Report.
(9)Represents the net gain from the sale of our Donlen business on March 30, 2021 recorded in Corporate as disclosed in Note 3, "Divestitures," in Part II, Item 8 of this 2021 Annual Report.
(10)Represents miscellaneous items, including non-cash stock-based compensation charges, and amounts attributable to non-controlling interests. For 2021, also includes $100 million associated with the suspension of depreciation during the first quarter for the Donlen business while classified as held for sale, partially offset by $17 million for certain professional fees, $14 million of charges related to the settlement of bankruptcy claims, charges for a multiemployer pension plan withdrawal liability and letter of credit fees. For 2020, also included charges of $18 million for losses associated with certain vehicle damages which were recorded in the second quarter, partially offset by a $20 million gain on the sale of non-vehicle capital assets, which was recorded in the first quarter.
(11)Represents the change in fair value during the reporting period for the Company's outstanding Public Warrants, as disclosed in Note 12, "Fair Value Measurements," in Part II, Item 8 of this 2021 Annual Report.

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

	Americas RAC			International RAC
	Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Transaction Days (in thousands)	100,085	85,016	161,278	20,488	22,283	44,720
Average Vehicles (in whole units)	355,647	437,547	555,220	77,643	102,793	160,382
Number of days in period (in whole units)	365	366	365	365	366	365
Available Car Days (in thousands)	129,944	160,142	202,655	28,366	37,622	58,539
Vehicle Utilization	77%	53%	80%	72%	59%	76%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(d)    Total RPD is calculated as revenues with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates ("Total Revenues - adjusted for foreign currency"), divided by the total number of Transaction Days. As discussed above, effective in the third quarter of 2021, we revised our calculation of Total RPD to include ancillary retail vehicle sales revenues, and accordingly, prior periods have been restated to conform with the revised definition. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. The calculation of Total RPD is shown below:

	Americas RAC			International RAC
	Years Ended December 31,
($ in millions, except as noted)	2021	2020	2019	2021	2020	2019
Revenues	$6,215	$3,756	$7,208	$985	$872	$1,899
Foreign currency adjustment(1)	(3)	3	8	25	66	166
Total Revenues-adjusted for foreign currency	$6,212	$3,759	$7,216	$1,010	$938	$2,065
Transaction Days (in thousands)	100,085	85,016	161,278	20,488	22,283	44,720
Total RPD (in dollars)	$62.07	$44.22	$44.75	$49.30	$42.12	$46.18
(1)Based on December 31, 2020 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues - adjusted for foreign currency divided by the Average Vehicles in each period and then divided by the number of months in the period reported. As discussed above, effective in the third quarter of 2021, we revised our calculation of Total RPU to include ancillary retail vehicle sales revenues, and accordingly, prior periods have been restated to conform with the revised definition. The calculation of Total RPU Per Month is shown below:

	Americas RAC			International RAC
	Years Ended December 31,
($ in millions, except as noted)	2021	2020	2019	2021	2020	2019
Total Revenues-adjusted for foreign currency	$6,212	$3,759	$7,216	$1,010	$938	$2,065
Average Vehicles (in whole units)	355,647	437,547	555,220	77,643	102,793	160,382
Total revenue per unit (in whole dollars)	$17,467	$8,591	$12,997	$13,009	$9,130	$12,877
Number of months in period (in whole units)	12	12	12	12	12	12
Total RPU Per Month (in whole dollars)	$1,456	$716	$1,083	$1,084	$761	$1,073

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

	Americas RAC			International RAC
	Years Ended December 31,
($ in millions, except as noted)	2021	2020	2019	2021	2020	2019
Depreciation of revenue earning vehicles and lease charges	$343	$1,352	$1,706	$154	$243	$388
Foreign currency adjustment(1)	—	1	1	5	21	34
Adjusted depreciation of revenue earning vehicles and lease charges	$343	$1,353	$1,707	$159	$264	$422
Average Vehicles (in whole units)	355,647	437,547	555,220	77,643	102,793	160,382
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$964	$3,093	$3,075	$2,051	$2,567	$2,631
Number of months in period (in whole units)	12	12	12	12	12	12
Depreciation Per Unit Per Month (in whole dollars)	$80	$258	$256	$171	$214	$219
(1)Based on December 31, 2020 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements, both debt and equity, maintained by us in the U.S. and internationally.

Cash and Cash Equivalents

As of December 31, 2021, we had $2.3 billion of unrestricted cash and unrestricted cash equivalents and $393 million of restricted cash and restricted cash equivalents. As of December 31, 2021, $489 million of unrestricted cash and unrestricted cash equivalents and $78 million of restricted cash and restricted cash equivalents were held by our subsidiaries outside of the U.S. Beginning in the quarterly period ending March 31, 2020, we no longer assert permanent reinvestment with respect to our non-U.S. earnings, and if not in the form of loan repayments or subject to favorable tax treaties, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional cash taxes.

Voluntary Petitions for Bankruptcy and Emergence

On May 22, 2020, the Debtors filed Petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases were jointly administered for procedural purposes only under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW). Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://restructuring.primeclerk.com/hertz, a website administered by Prime Clerk, a third-party bankruptcy claims and noticing agent. The information on this website is not incorporated by reference and does not constitute part of this 2021 Annual Report.

As disclosed in Note 1, "Background," in Part II, Item 8 of this 2021 Annual Report, on May 14, 2021, the Debtors filed the Plan of Reorganization, and the solicitation version of the Supplement to the Disclosure Statement which was approved by the Bankruptcy Court on May 14, 2021. On June 10, 2021, the Plan of Reorganization was confirmed by the Bankruptcy Court. On June 30, 2021, the Effective Date, the Plan of Reorganization became effective in accordance with its terms and the Debtors emerged from Chapter 11.

On the Effective Date, as a result of the Plan of Reorganization, we received cash proceeds of $7.5 billion comprised of:
•$2.8 billion from the purchase of reorganized Hertz Global common stock by the Plan Sponsors and certain other investment funds and entities;
•$1.6 billion from the purchase of reorganized Hertz Global common stock pursuant to the 2021 Rights Offering;
•$1.5 billion (less a 2% upfront discount and stock issuance fees) from the purchase of Series A Preferred Stock of reorganized Hertz Global by Apollo; and
•$1.5 billion in proceeds from our Term Loans.

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

On the Effective Date, substantially all then-existing non-vehicle debt and all then-existing ABS facilities under the HVF II U.S. ABS Program were repaid in full and terminated in accordance with the Plan of Reorganization. See Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report for additional information.

Public Warrants

On the Effective Date, in accordance with the Plan of Reorganization, we issued 89,049,029 Public Warrants. Between the Effective Date and December 31, 2021, 6,040,280 Public Warrants were exercised, of which 428,102 were cashless exercises and 5,612,178 were exercised for $13.80 per share, resulting in cash proceeds to us of $77 million. The outstanding warrants are exercisable through June 30, 2051. As of December 31, 2021, the exercise price remains $13.80.

See the subsequent sections under "Equity Financing" and "Debt Financing" for additional discussions about liquidity events that occurred on the Effective Date and thereafter.

Cash Flows - Hertz

As of December 31, 2021 and 2020, Hertz had unrestricted cash and unrestricted cash equivalents of $2.3 billion and $1.1 billion, respectively, and restricted cash and restricted cash equivalents of $393 million and $383 million, respectively. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for the periods shown:

	Years Ended December 31,			2021 vs. 2020	2020 vs. 2019
(In millions)	2021	2020	2019	$ Change	$ Change
Cash provided by (used in):
Operating activities	$1,806	$956	$2,907	$850	$(1,951)
Investing activities	(3,544)	4,591	(4,425)	(8,135)	9,016
Financing activities	2,872	(5,403)	1,467	8,275	(6,870)
Effect of exchange rate changes	(34)	46	1	(80)	45
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,100	$190	$(50)	$910	$240

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Year ended December 31, 2021 compared with year ended December 31, 2020

In 2021, cash flows from operating activities increased by $850 million year over year due primarily to the $1.5 billion change in net income, as adjusted for non-cash and non-operating items, partially offset by the associated reduction of $607 million in working capital requirements. Cash flows from working capital accounts decreased due primarily to $485 million cash paid for reorganization items in 2021 compared to $102 million paid in 2020, and the payment of claims in the second half of 2021 that had been previously deferred and subject to compromise while in Chapter 11.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During 2021, there was an $8.1 billion decrease in the cash provided by investing activities compared to 2020 due primarily to a $7.3 billion decrease in disposal proceeds in 2021 where disposals in 2020 increased due to the Interim Lease Order and the impact of COVID-19 on travel demand and a $1.6 billion increase in purchased vehicles due to increasing travel demand, primarily in our Americas RAC segment. The net decrease in cash provided was partially offset by $871 million net proceeds from the Donlen Sale.

Net financing cash inflows were $2.9 billion in 2021 compared to cash outflows of $5.4 billion in 2020. In 2021, cash inflows of $5.6 billion were due to contributions from Hertz Holdings from net proceeds received from the issuance of reorganized Hertz Global equity which were partially offset by $2.5 billion of cash dividends paid to Hertz Global to fund the Tender Offer and share repurchases. In 2020, cash outflows of $10.8 billion were due to the repayment of vehicle debt which were partially offset by reduced borrowings of $4.5 billion primarily resulting from the Chapter 11 Cases.

Year ended December 31, 2020 compared with year ended December 31, 2019

In 2020, cash flows from operating activities decreased by $2.0 billion year over year due primarily to the $1.8 billion change in net loss driven by the impact of COVID-19 discussed above, partially offset by the associated reduction of $331 million in working capital requirements.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. However, Hertz disposed of approximately 198,000 lease vehicles between June 1, 2020 and December 31, 2020, pursuant to or otherwise in satisfaction of our vehicle disposition obligations under an order from the Bankruptcy Court (the "Interim Lease Order"). There was a $9.0 billion decrease in the use of cash for investing activities year over year. Cash outflows for revenue earning vehicles decreased $8.2 billion as we reduced our commitments to purchase vehicles, primarily in our Americas RAC segment, due to the impact from COVID-19 and a $612 million increase of cash proceeds from disposals of revenue earning vehicles as we accelerated the disposition of vehicles due to the Interim Lease Order.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Cash Flows - Hertz Global

As of December 31, 2021 and 2020, Hertz Global had unrestricted cash and unrestricted cash equivalents of $2.3 billion and $1.1 billion, respectively, and restricted cash and restricted cash equivalents of $393 million and $411 million, respectively. The following table summarizes the net change in cash, cash equivalents, restricted cash and restricted cash equivalents for Hertz Global for the periods shown:

	Years Ended December 31,			2021 vs. 2020	2020 vs. 2019
(In millions)	2021	2020	2019	$ Change	$ Change
Cash provided by (used in):
Operating activities	$1,806	$953	$2,900	$853	$(1,947)
Investing activities	(3,544)	4,591	(4,425)	(8,135)	9,016
Financing activities	2,845	(5,372)	1,474	8,217	(6,846)
Effect of exchange rate changes	(34)	46	1	(80)	45
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,073	$218	$(50)	$855	$268

Fluctuations in operating, investing and financing cash flows from period to period were due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to proceeds or disbursements from the issuance or repurchase of stock as disclosed in Note 16, "Equity and Mezzanine Equity – Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report, the issuance or exercise of Public Warrants as disclosed in Note 18, "Public Warrants - Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report and the master loan agreement between Hertz and Hertz Global.

Equity Financing

NYSE Delisting and Nasdaq Listing

As a result of the filing of the Chapter 11 Cases, the NYSE suspended trading of Hertz Global common stock after the market close on October 29, 2020. On October 30, 2020, Hertz Global common stock began trading exclusively on the over-the-counter under the symbol HTZGQ, and was delisted from the NYSE on November 10, 2020. Upon deregistration of Hertz Global common stock under Section 12(b) of the Exchange Act, Hertz Global common stock remained registered under Section 12(g) of the Exchange Act. As discussed above, on the Effective Date, all of the Hertz Global common stock then existing was cancelled and Hertz Global issued 471,102,462 shares of its new common stock pursuant to the Plan of Reorganization.

On November 8, 2021, reorganized Hertz Global successfully completed its Nasdaq listing, in which shares of its new common stock were registered with the SEC for a public offering by certain selling stockholders. On November 9, 2021, reorganized Hertz Global's common stock and Public Warrants began trading on Nasdaq under the trading symbols "HTZ" and "HTZWW," respectively.

In conjunction with the Nasdaq listing, certain selling stockholders offered and sold 44,520,000 shares of Hertz Global's common stock to the public. Of these shares, Hertz Global repurchased from the underwriters 10,344,828 shares for an aggregate purchase price of $300 million which is included in treasury stock in the accompanying Hertz Global consolidated balance sheet as of December 31, 2021 under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Share Repurchase Program for Common Stock

In November 2021, Hertz Global's Board of Directors approved a share repurchase program that authorizes the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. Any repurchases will be made at the discretion of management through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws. The share repurchase authorization has no initial time limit, does not obligate us to acquire any particular amount of common stock and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases.

Between the inception of the share repurchase program and December 31, 2021, a total of 17,106,026 shares of Hertz Global's common stock were repurchased at an average share price of $23.83, resulting in an aggregate purchase price of $408 million which is included in treasury stock in the accompanying Hertz Global consolidated balance sheet as of December 31, 2021 under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report.

Between January 1, 2022 and February 17, 2022, a total of 20,589,620 shares of Hertz Global's common stock were repurchased at an average share price of $20.95 resulting in an aggregate purchase price of $431 million.

Tender Offer for Repurchase of Series A Preferred Stock

In November 2021, Hertz Global commenced the Tender Offer to repurchase all 1,500,000 outstanding shares of its Series A Preferred Stock at a per-share price of $1,250. In December 2021, the Tender Offer expired and all 1,500,000 shares of the Series A Preferred Stock were repurchased at $1,250 per share for aggregate payments by Hertz Global of $1.9 billion, including approximately $7 million in certain fees. Hertz Global funded the share repurchases in the Tender Offer with available cash, including proceeds from Hertz's offering of the Senior Notes Due 2026 and Senior Notes Due 2029 which were contributed to Hertz Global through a dividend distribution from Hertz. The repurchased shares of Series A Preferred Stock were simultaneously retired. In connection with the Tender Offer, any unpaid dividends that the Preferred Stockholders were entitled to pursuant to the original Preferred Stock terms were forfeited upon acceptance of the Tender Offer.

Refer to Note 16, "Equity and Mezzanine Equity – Hertz Global," and Note 18, "Public Warrants - Hertz Global," to the Notes to our consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for information on our equity financing arrangements.

Debt Financing

Refer to Note 6, "Debt," to the Notes to our consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of December 31, 2021.

Cash paid for interest during 2021 was $198 million for interest on non-vehicle debt and $257 million for interest on vehicle debt. Cash paid for interest during 2020 was $109 million for interest on non-vehicle debt and $335 million for interest on vehicle debt. The $89 million increase in non-vehicle debt interest is primarily due to suspending interest payments on certain debt due to the filing of the Chapter 11 Cases.

A substantial portion of our liquidity requirements arise from servicing our indebtedness, funding our operations, including purchases of revenue earning vehicles, and funding non-vehicle capital expenditures. For a discussion of the risks associated with our high leverage, see Item 1A, "Risk Factors" in this 2021 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	As of December 31, 2021	As of December 31, 2020
Cash and cash equivalents	$2,257	$1,096
Availability under the First Lien RCF	925	—
Corporate liquidity	$3,182	$1,096

We believe that unrestricted cash and unrestricted cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations contained in the subsequent table under the heading Contractual Obligations in this Item 7.

Significant financing activities during the year ended December 31, 2021 for our non-vehicle and vehicle debt were as follows:

Non-vehicle Debt

In accordance with the Plan of Reorganization, substantially all then-existing non-vehicle debt was repaid in full and cancelled on the Effective Date. On and after the Effective Date, we entered into new credit agreements, as discussed below. As of December 31, 2021, none of our non-vehicle debt is set to mature prior to 2026.

First Lien Credit Agreement

Pursuant to the Plan of Reorganization, on the Effective Date Hertz entered into the First Lien Credit Agreement that provides for the following:
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

Proceeds received under the First Lien Credit Agreement were used to (i) repay certain of our existing indebtedness; (ii) pay fees, expenses and costs associated with the consummation of the Plan of Reorganization; (iii) fund distributions required in connection with the Plan of Reorganization; (iv) provide funds for working capital and general corporate purposes; and (v) backstop letters of credit issued under the Term C Loan or replace existing letters of credit.

2021 Senior Notes

In November 2021, Hertz issued $1.5 billion of unsecured senior notes consisting of $500 million aggregate principal amount of 4.625% senior notes due December 2026 (the "Senior Notes Due 2026") and $1.0 billion aggregate principal amount of 5.000% senior notes due December 2029 (the "Senior Notes Due 2029"). The Senior Notes Due 2026 and the Senior Notes Due 2029 are our senior unsecured obligations and are guaranteed by each of Hertz’s direct and indirect U.S. subsidiaries that are guarantors under the First Lien Credit Agreement. Proceeds from the issuance of the Senior Notes Due 2026 and the Senior Notes Due 2029 were contributed to Hertz Global through a dividend distribution from Hertz to repurchase and retire all outstanding shares of Hertz Global's Series A Preferred Stock. See Note 6, "Debt," and Note 16, "Equity and Mezzanine Equity – Hertz Global," to the Notes to our consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Letters of Credit

On the Effective Date, in accordance with the Plan of Reorganization, drawn letters of credit under the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility were paid in full and terminated. To the extent any of the related issued letters of credit remained outstanding as of the Effective Date, certain of these letters of credit were deemed to be issued under the First Lien RCF. For the remainder, we provide cash collateral to backstop these obligations.

As of December 31, 2021, there were outstanding standby letters of credit totaling $591 million comprised primarily of $245 million issued under the Term C Loan and $330 million were issued under the First Lien RCF. As of December 31, 2021, there is no remaining capacity to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to support our insurance programs, vehicle rental concessions and leaseholds as well as to provide credit enhancement for our asset-backed securitization facilities. As of December 31, 2021, none of the issued letters of credit have been drawn upon.

Vehicle Debt

We organize our discussion of significant vehicle debt financing facilities below by reportable segment.

Americas RAC

On the Effective Date, in accordance with the Plan of Reorganization, the then-existing HVF II notes and HVIF notes were paid in full and terminated. Repayment proceeds originated from the new HVF III ABS Facility, as discussed below.

HVF III ABS Facility

On the Effective Date, Hertz Vehicle Financing III LLC ("HVF III"), a wholly-owned, special-purpose and bankruptcy remote subsidiary of Hertz, established a securitization platform, the HVF III ABS facility program, to facilitate the financing activities relating to vehicles used in our U.S. daily vehicle rental operations. This facility provided an aggregate principal amount of $6.8 billion comprised of variable funding notes with a principal amount up to $2.8 billion and medium term notes in an aggregate principal amount of $4.0 billion, as follows:
•HVF III Series 2021-A Notes with a maximum principal amount of up to $2.8 billion and a maturity date of June 2023;
•HVF III Series 2021-1 Notes with an aggregate principal amount of $2.0 billion; and
•HVF III Series 2021-2 Notes with an aggregate principal amount of $2.0 billion.

On the Effective Date, proceeds received upon issuance from the HVF III Series 2021 Notes were used to fund the purchases of certain vehicles and for the repayment in full of (i) approximately $3.5 billion in aggregate outstanding principal of notes issued by HVF II and (ii) approximately $2.2 billion in aggregate outstanding principal of notes issued by HVIF. The manufacturer rebates associated with HVF and HVIF were transferred to HVF III as part of the purchase agreements with HVF and HVIF. Any remaining funds are expected to be used for the future purchase or refinancing of vehicles.

In December 2021, Hertz issued the Series 2021-A Class B Notes with a maximum principal amount of up to $188 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
In January 2022, the Series 2022-1 Fixed Rate Rental Car Asset Backed Notes (the "Series 2022-1 Notes") and the Series 2022-2 Fixed Rate Rental Car Asset Backed Notes (the "Series 2022-2 Notes") were issued in an aggregate principal amount of $1.5 billion, of which $195 million were retained, as follows:
•HVF III Series 2022-1 Notes were issued in an aggregate principal amount of $750 million. An affiliate of HVF III purchased the Class D Notes, and as a result approximately $98 million of the aggregate principal amount is eliminated in consolidation.
•HVF III Series 2022-2 Notes were issued in an aggregate principal amount of $750 million. An affiliate of HVF III purchased the Class D Notes, and as a result approximately $98 million of the aggregate principal amount is eliminated in consolidation.

Proceeds from the issuance of the Series 2022-1 Notes and the Series 2022-2 Notes will be used to repay amounts outstanding on the Series 2021-A Notes. Any remaining funds are expected to be used for the future purchase or refinancing of vehicles.

Approximately $190 million of the outstanding vehicle debt in our Americas RAC segment is scheduled to mature during the twelve months following the issuance of this 2021 Annual Report.

International RAC

In December 2021, the European ABS was amended to increase the aggregate maximum borrowings to €750 million and to extend the maturity to October 2023.

In January 2022, the Australian Securitization was amended to increase the aggregate maximum borrowings to AUD$250 million and to extend the maturity to April 2024.

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant subsequent to the expiration of the Relief Period which expired effective as of September 30, 2021: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. The financial covenant disclosed above was effective beginning in the third quarter of 2021. As of December 31, 2021, we were in compliance with the First Lien Ratio.

In addition to financial covenants, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interest for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of December 31, 2021, we were in compliance with all covenants in the First Lien Credit Agreement.

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

We rely significantly on asset-backed and asset-based financing arrangements to purchase vehicles for our U.S. and international vehicle rental fleets. For further information concerning our asset-backed financing programs and our indebtedness, see Note 6, "Debt," to the Notes to our consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." For a discussion of the risks associated with our reliance on asset-backed and asset-based financing and the significant amount of indebtedness, see Item 1A, "Risk Factors" in this 2021 Annual Report.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the annual periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Proceeds (Expenditures)
2021	$(7,154)	$2,818	$(4,336)
2020	(5,542)	10,098	4,556
2019	(13,714)	9,486	(4,228)

The table below sets forth expenditures for revenue earning vehicles, net of proceeds from disposal, by segment:

Cash inflow (cash outflow)	Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Americas RAC segment	$(3,763)	$3,903	$(3,075)	$(7,666)	NM	$6,978	NM
International RAC segment	(489)	929	(466)	(1,418)	NM	1,395	NM
All other operations	(84)	(276)	(687)	192	(70)	411	(60)
Total	$(4,336)	$4,556	$(4,228)	$(8,892)	NM	$8,784	NM
NM - Not meaningful

Year ended December 31, 2021 compared with year ended December 31, 2020

In 2021, revenue earning vehicle cash flows decreased by $8.9 billion, primarily in our Americas RAC segment, as a result of reduced disposal proceeds in 2021 where disposals in 2020 increased due to the Interim Lease Order and the impact of COVID-19 on travel demand, partially offset by a slight increase in vehicle purchases due to increasing demand resulting from government-imposed travel restrictions that began to lift in 2021 due to increased access to COVID-19 vaccines.

Year ended December 31, 2020 compared with year ended December 31, 2019

In 2020, revenue earning vehicle cash flows increased by $8.8 billion, primarily in our Americas RAC segment, as we reduced our commitments to purchase vehicles due to the impact from COVID-19, partially offset by an increase of cash proceeds from disposals of revenue earning vehicles as we accelerated the disposition of vehicles due to the Interim Lease Order and the impact of COVID-19 on travel demand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures, and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the annual periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2021	$(71)	$16	$(55)
2020	(98)	60	(38)
2019	(224)	27	(197)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
($ in millions)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Americas RAC segment	$(35)	$3	$(72)	$(38)	NM	$75	NM
International RAC segment	(8)	(4)	(12)	(4)	100	8	(67)
All other operations	(1)	(4)	(4)	3	(75)	—	—
Corporate	(11)	(33)	(109)	22	(67)	76	(70)
Total	$(55)	$(38)	$(197)	$(17)	45	$159	(81)
NM - Not meaningful

Year ended December 31, 2021 compared with year ended December 31, 2020

In 2021, net expenditures for non-vehicle capital assets increased by $17 million, driven primarily by our Americas RAC segment, resulting from the restart of location refurbishment projects put on hold during the Chapter 11 Cases, partially offset by a reduction in information technology and finance transformation program costs in our corporate operations.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
CONTRACTUAL OBLIGATIONS

The following table details our contractual cash obligations as of December 31, 2021:

		Payments Due by Period
(In millions)	Total	2022	2023 to 2024	2025 to 2026	After 2026
Vehicles:
Debt obligation	$7,954	$311	$5,643	$2,000	$—
Interest on debt(1)	459	165	209	85	—
Non-Vehicle:
Debt obligation	3,055	20	35	526	2,474
Interest on debt(1)	1,007	157	296	296	258
Minimum fixed obligations for operating leases	2,536	390	616	377	1,153
Purchase obligations and other(2)	170	91	53	—	26
Total	$15,181	$1,134	$6,852	$3,284	$3,911
(1)    Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and interest rates on the debt as of December 31, 2021. See Note 6, "Debt," to the Notes to our consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for further details.
(2)    Represents agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction, as well as liabilities for uncertain tax positions and other liabilities, and excludes any obligations to employees. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts that state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Purchase obligations include $26 million representing our tax liability for uncertain tax positions and related net accrued interest and penalties.

We have agreements with vehicle manufacturers to purchase vehicles over the next 12 months. We expect purchases under these agreements to be approximately $5.7 billion, which will be financed primarily through the issuance of vehicle debt. These purchases are subject to vehicle manufacturers satisfying their performance commitments under such agreements. Additionally, the table excludes pension and other postretirement benefit obligations as disclosed in Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

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

EMPLOYEE RETIREMENT BENEFITS

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to expenses that are dependent on assumptions discussed in Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Previously we sponsored the Hertz Corporation Benefit Equalization Plan and the Hertz Corporation Supplemental Executive Retirement Plans which were rejected by the Bankruptcy Court and terminated in connection with the Plan of Reorganization.

Our 2021 worldwide net periodic pension expense included in the accompanying consolidated statement of operations for the year ended December 31, 2021 is $7 million, which was comparable to 2020.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of the Hertz Retirement Plan, as defined in Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data," improved in December 31, 2021 compared with December 31, 2020 primarily due to actuarial gains resulting from increased discount rates. We did not contribute to the Hertz Retirement Plan during 2021, and we do not anticipate contributing to the Hertz Retirement Plan during 2022. For the international plans, we anticipate contributing $2 million during 2022. The level of 2022 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

We participate in several "multiemployer" pension plans. We have accrued $20 million for benefit payments under our multiemployer pension plans which represents the net present value of the projected liabilities from withdrawal claims as of December 31, 2021. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, payable in installments over a minimum of twenty years, which would be reflected as a liability on a discounted basis on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows. For a discussion of the risks associated with our pension plans, see Item 1A, "Risk Factors” in this 2021 Annual Report.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following accounting policies involve a higher degree of judgment and complexity in their application, and therefore, represent the critical accounting policies used in the preparation of our consolidated financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting policies, as well as our significant accounting policies, see Note 2, "Significant Accounting Policies," to the Notes to our consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

The continued uncertainty of the impact from COVID-19 could have a material impact to certain critical accounting estimates, and as a result, may have an adverse impact on our future operating results.

Revenue Earning Vehicles

Our principal assets are revenue earning vehicles, which represented approximately 47% of our total assets as of December 31, 2021. Revenue earning vehicles consist of vehicles utilized in our vehicle rental operations. For the year ended December 31, 2021, 11% of the vehicles purchased for our combined U.S. and International vehicle rental fleets were vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers, or program vehicles.

Under our vehicle repurchase programs, the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Vehicle repurchase programs guarantee on an aggregate basis the residual value of the vehicles covered by the programs upon sale according to certain parameters which include the holding period, mileage and condition of the vehicles. We record a provision for excess mileage and vehicle condition, as necessary, during the holding period. These repurchase and guaranteed depreciation programs limit our residual risk with respect to vehicles purchased under the programs and allow us to reduce the variability of depreciation expense for such vehicles, however, typically the acquisition cost is higher. Incentives received from the manufacturers for purchases of vehicles reduce the cost.

For all other vehicles, we use historical experience, industry residual value guidebooks and the monitoring of market conditions to set depreciation rates. Generally, when revenue earning vehicles are acquired outside of a vehicle repurchase program, (i.e., non-program vehicles) we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage) and the targeted age of vehicles at the time of disposal. We also estimate the residual value of the applicable revenue earning vehicles at the expected time of disposal. The residual values for rental vehicles are affected by many factors, including make, model and options, age, physical condition, mileage, sale location, time of the year and channel of disposition (e.g., auction, dealer direct, retail). Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and the estimated holding periods. Market conditions for used vehicle sales can also be affected by external factors such as the economy, natural disasters, fuel prices, new and used vehicle supply levels, and incentives offered by manufacturers of new vehicles. These key factors are considered when estimating future residual values. Depreciation rates are adjusted prospectively through the remaining expected holding period based on the estimated residual value. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of revenue earning vehicles in response to changing market conditions. Upon disposal of revenue earning vehicles, depreciation of revenue earning vehicles and lease charges in the accompanying statements of operations is adjusted for any difference between the net proceeds received and the remaining net book value and a corresponding gain or loss is recorded.

COVID-19 may continue to have a significant impact on the used-vehicle market, which may impact our current fleet and sales plans resulting in changes to the holding period of our vehicles as well as our ability to acquire and dispose of vehicles in the period originally anticipated. Changes in estimated residual values or holding periods could cause a material change in our estimates of non-program depreciation expense.

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

Recoverability of Goodwill and Indefinite-lived Intangible Assets

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event as defined by Accounting Standards Codification 350 – Intangibles, Goodwill and Other ("ASC 350"), we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using level 3 inputs under the GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including projected revenues, long-term growth rates, royalty rates and discount rates. We believe our valuation techniques and assumptions are reasonable for this purpose.

For goodwill, we determine the fair value using an income approach based on the discounted cash flows of each reporting unit. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated into a single reporting unit when they have similar economic characteristics. We have two reporting units (operating segments): Americas Rental Car and International Rental Car. Key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections, tax rates and terminal value rates. Discount rates are set by using the Weighted-Average Cost of Capital (“WACC”) methodology. The WACC used in the discounted cash flow model methodology is calculated based upon the fair value of our debt and stock price with a debt-to-equity ratio comparable to the vehicle rental car industry as well specific risk factors for each reporting unit. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Our cash flow projections represent management's most recent planning assumptions, which are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings. Terminal value rates are determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates.

Our indefinite-lived intangible assets primarily consist of the Hertz and Dollar Thrifty tradenames. For tradenames, we determine the fair value using a relief-from-royalty income approach, which utilizes our revenue projections for each asset along with assumptions for royalty rates, tax rates and the WACC.

A significant decline in either projected revenues, projected cash flows or increased discount rates (the WACC) used to determine fair value could result in an impairment charge. Further deterioration in the global economic conditions in the travel industry and the Chip Shortage affecting new vehicle production, our cash flows and our ability to obtain future financing to maintain our fleet or the weighted average cost of capital assumptions may result in an impairment charge to earnings in future periods. We will continue to closely monitor actual results versus our expectations as well as any significant changes in market events or conditions, including the impact of COVID-19 on our business and the global travel industry, and the resulting impact to our assumptions about future estimated cash flows, and the weighted average cost of capital. If our expectations of the operating results, both in magnitude or timing, do not materialize, or if our weighted average cost of capital increases, we may be required to record goodwill and indefinite-lived intangible asset impairment charges, which could be material.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are estimated and recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of operations. In projecting future taxable income, we consider historical results and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. Our assumptions regarding future taxable income are consistent with the plans and estimates we use to manage our underlying businesses. Subsequent changes to these estimates, enacted tax rates and changes to the global mix of operating results will result in changes to the tax rates used to calculate deferred taxes and any related valuation allowances. We record deferred tax assets for NOL carry forwards in various tax jurisdictions when applicable. Upon utilization of those carry forwards, the taxing authorities may examine the positions that led to the generation of those NOLs and determine that some of those losses are disallowed, which could result in additional income tax payable to us.

We evaluate our exposures associated with our various tax filing positions and recognize a tax benefit only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of our position. For uncertain tax positions that do not meet this threshold, we record a related liability. We adjust our unrecognized tax benefit liability and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available. There is a reasonable possibility that our unrecognized tax benefit liability as of December 31, 2021 will be adjusted within twelve months due to the expiration of a statute of limitations and/or resolution of examinations with taxing authorities.

Our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include review of our tax filing positions, including the timing and amount of deductions taken and the allocation of income between tax jurisdictions.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, "Significant Accounting Policies," — "Recently Issued Accounting Pronouncements," to the Notes to our consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see “Item 1—Business—Risk Management” included in this 2021 Annual Report.

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

As a result of our declining credit profile from the impact from COVID-19 beginning in 2020, we were not able to enter into certain derivative financial instruments or renew existing derivative financial instruments in order to mitigate market risks arising from the effects of changes in foreign currency exchange rates and interest rates (including credit spreads). As a result of our emergence from Chapter 11, during the third quarter of 2021, we began to enter into certain new derivative financial instruments as described below.

Interest Rate Risk

We have a significant amount of indebtedness with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on LIBOR, Euro inter-bank offer rate ("EURIBOR") or their equivalents for local currencies or bank conduit commercial paper rates plus an applicable margin. Increase in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. See Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2021 Annual Report.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio and cash equivalents and investments as of December 31, 2021, our pre-tax operating results would decrease by an estimated $36 million over a twelve-month period.

From time to time, we may enter into interest rate swap agreements and/or interest rate cap agreements to manage interest rate risk and our mix of fixed and floating rate debt. As of December 31, 2021, we do not have material exposures resulting from interest rate swap agreements or interest rate cap agreements.

Consistent with terms of certain agreements governing respective debt obligations, we may be required to hedge a portion of the floating rate interest exposure under the various debt facilities to provide protection in respect of such exposure.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Australian dollar and British pound. We have exposure to foreign currency exchange rate fluctuations on cross currency obligations, primarily intercompany loans. As a result of our emergence from Chapter 11, during the third quarter of 2021, we began to enter into foreign currency exchange rate derivative financial instruments, which are not material. Assuming a hypothetical change of one percentage point to the foreign currency exchange rates on our intercompany loan balance as of December 31, 2021, our pre-tax operating results would increase (decrease) by approximately $4 million. Additionally, each one percentage point change in foreign

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
currency movements is estimated to impact our Adjusted Corporate EBITDA by an estimated $3 million over a twelve-month period.

Fuel Risks

We purchase unleaded gasoline and diesel fuel at prevailing market rates. We are subject to price exposure related to the fluctuations in the price of fuel. We anticipate that fuel risk will remain a market risk for the foreseeable future. We have determined that a 10% hypothetical change in the price of fuel will not have a material impact on our operating results.

Inflation

The increased cost of vehicles and staffing costs are the primary inflationary factors affecting us. Many of our other operating expenses are also expected to increase with inflation, including health care costs and gasoline. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hertz Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hertz Global Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Calculation of Non-Program Depreciation on Revenue Earning Vehicles in the Americas Rental Car (“RAC”) Segment
Description of the Matter	For the year ended December 31, 2021, total depreciation of revenue earning vehicles and lease charges in the Americas RAC segment was $343 million, including gains and losses on disposals. As discussed in Note 2 to the consolidated financial statements, depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, the effect of these conditions on residual values at the expected time of disposal and the estimated holding period for the revenue earning vehicles. The Company’s fleet is comprised of vehicles that are subject to and are not subject to vehicle repurchase programs (“program vehicles” and “non-program vehicles,” respectively). For program vehicles, the manufacturers guarantee a specified price or depreciation rate upon disposal, versus non-program vehicles where the Company estimates the residual value of the vehicle at the expected time of disposal.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Auditing the Company’s calculation of depreciation for non-program vehicles related to the Americas RAC segment was complex due to the significant estimation uncertainty and management judgment to determine the estimated residual values at the expected time of disposal. The significant estimation uncertainty was primarily due to management’s assumptions of future consumer demand for vehicles within their current fleet, the disposal channel of those vehicles and other external market conditions. Additionally, auditing the calculation of depreciation was challenging due to the volume of data inputs utilized in management’s calculation, including historical sales data from multiple sources at varying levels of disaggregation along with additional data specific to the Company’s current fleet.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s measurement of depreciation expense for non-program vehicles related to the Americas RAC segment. For example, we tested controls over management’s quarterly review of the depreciation rates, which included their procedures to validate the completeness and accuracy of the data used in the calculation and their assessment of significant assumptions, specifically the estimated residual values of non-program vehicles related to the Americas RAC segment.

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

Valuation of Self-insured Liabilities
Description of the Matter	As disclosed in Notes 2 and 14 to the consolidated financial statements, the Company is self-insured for public liability, property damage, general liability, liability insurance supplement and worker's compensation. The Company records liabilities for these matters based on actuarial analyses of historical claim activity and estimates of both reported accident claims not yet paid and claims incurred but not yet reported. The estimated self-insured liabilities as of December 31, 2021 were $463 million. The actuarial analyses that determine the claims incurred but not yet reported portion of the liability balances considers a variety of factors, including the frequency and severity of losses, changes in claim reporting and resolution patterns, insurance industry practices, the regulatory environment and legal precedent. The adequacy of the liabilities is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company’s estimates change or if actual results differ from these assumptions, the amount of the recorded liabilities are adjusted to reflect these results.

Auditing self-insured liabilities is complex and required the involvement of our actuarial specialists due to the significant valuation uncertainty associated with the estimate, management’s application of complex judgments and the use of actuarial methods. In addition, the self-insured liabilities estimates are sensitive to management’s assumptions, including claim frequency, actuarial evaluations of historical claim experience and future projections of ultimate losses used in the computation of self-insured liabilities.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

To test the valuation of the self-insured liabilities, we performed audit procedures that included involving our internal actuarial specialists to assist us in developing an independent estimate of liability and evaluating the methods used by management and the reasonableness of assumptions used in their models (e.g., actuarial evaluations of historical claim experience and future projections of ultimate losses). We compared the Company's reserve to the estimate of liability developed by our actuarial specialists based on the underlying claims data and independently selected assumptions.

Valuation of Indefinite-Lived Intangible Tradename Assets in the International Rental Car (“RAC”) Segment
Description of the Matter	As disclosed in Note 5 to the consolidated financial statements, the Company’s indefinite-lived intangible tradename assets totaled $2.794 billion, with $600 million relating to indefinite-lived intangible tradename assets in the International RAC segment, as of December 31, 2021. As disclosed in Note 2 to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment on an annual basis, as of October 1, and at interim periods when circumstances require as a result of a triggering event.

Auditing the Company’s indefinite-lived intangible tradename assets in the International RAC segment was complex and highly judgmental due to the significant estimation required to determine its fair value as a result of the Company’s future projections, operating performance and the current industry and economic environment in which the Company operates. The Company’s estimate of fair value for the indefinite-lived intangible tradename assets in the International RAC segment required significant judgment to estimate the impact of changes in revenues and profitability, industry trends on future operating results and the future cash flows expected to be generated. In addition, the fair value estimate of these indefinite-lived intangible tradename assets in the International RAC segment was sensitive to significant assumptions such as projected revenues, royalty rates, terminal period revenue growth rates and the weighted average cost of capital. These significant assumptions are affected by expected future market or economic conditions, including the continuing impact of COVID-19 and the Chip Shortage as defined in the Company’s Form 10-K.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s indefinite-lived intangible tradename assets impairment review processes. For example, we tested controls over management’s review of the assumptions, including assumptions related to projected financial information, as outlined above that are used in the indefinite-lived intangible tradename assets impairment test.

To test the estimated fair value of the International RAC segment’s indefinite-lived intangible tradename assets, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions and the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, expected changes to the Company’s business model, the Company’s historical results and other relevant factors. We assessed the historical accuracy of management’s estimates, including projected financial information, and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the International RAC segment indefinite-lived intangible tradename assets that would result from hypothetical changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the Company’s model, valuation methodologies, and certain significant assumptions, such as the royalty rates, the terminal period revenue growth rates and the weighted average cost of capital.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Tampa, Florida
February 23, 2022

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hertz Global Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hertz Global Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hertz Global Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 23, 2022

THE HERTZ CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of The Hertz Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hertz Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Calculation of Non-Program Depreciation on Revenue Earning Vehicles in the Americas Rental Car (“RAC”) Segment
Description of the Matter	For the year ended December 31, 2021, total depreciation of revenue earning vehicles and lease charges in the Americas RAC segment was $343 million, including gains and losses on disposals. As discussed in Note 2 to the consolidated financial statements, depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, the effect of these conditions on residual values at the expected time of disposal and the estimated holding period for the revenue earning vehicles. The Company’s fleet is comprised of vehicles that are subject to and are not subject to vehicle repurchase programs (“program vehicles” and “non-program vehicles,” respectively). For program vehicles, the manufacturers guarantee a specified price or depreciation rate upon disposal, versus non-program vehicles where the Company estimates the residual value of the vehicle at the expected time of disposal.

THE HERTZ CORPORATION AND SUBSIDIARIES

Auditing the Company’s calculation of depreciation for non-program vehicles related to the Americas RAC segment was complex due to the significant estimation uncertainty and management judgment to determine the estimated residual values at the expected time of disposal. The significant estimation uncertainty was primarily due to management’s assumptions of future consumer demand for vehicles within their current fleet, the disposal channel of those vehicles and other external market conditions. Additionally, auditing the calculation of depreciation was challenging due to the volume of data inputs utilized in management’s calculation, including historical sales data from multiple sources at varying levels of disaggregation along with additional data specific to the Company’s current fleet.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s measurement of depreciation expense for non-program vehicles related to the Americas RAC segment. For example, we tested controls over management’s quarterly review of the depreciation rates, which included their procedures to validate the completeness and accuracy of the data used in the calculation and their assessment of significant assumptions, specifically the estimated residual values of non-program vehicles related to the Americas RAC segment.

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

Valuation of Self-insured Liabilities
Description of the Matter	As disclosed in Notes 2 and 14 to the consolidated financial statements, the Company is self-insured for public liability, property damage, general liability, liability insurance supplement and worker's compensation. The Company records liabilities for these matters based on actuarial analyses of historical claim activity and estimates of both reported accident claims not yet paid and claims incurred but not yet reported. The estimated self-insured liabilities as of December 31, 2021 were $463 million. The actuarial analyses that determine the claims incurred but not yet reported portion of the liability balances considers a variety of factors, including the frequency and severity of losses, changes in claim reporting and resolution patterns, insurance industry practices, the regulatory environment and legal precedent. The adequacy of the liabilities is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company’s estimates change or if actual results differ from these assumptions, the amount of the recorded liabilities are adjusted to reflect these results.

Auditing self-insured liabilities is complex and required the involvement of our actuarial specialists due to the significant valuation uncertainty associated with the estimate, management’s application of complex judgments and the use of actuarial methods. In addition, the self-insured liabilities estimates are sensitive to management’s assumptions, including claim frequency, actuarial evaluations of historical claim experience and future projections of ultimate losses used in the computation of self-insured liabilities.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

To test the valuation of the self-insured liabilities, we performed audit procedures that included involving our internal actuarial specialists to assist us in developing an independent estimate of liability and evaluating the methods used by management and the reasonableness of assumptions used in their models (e.g., actuarial evaluations of historical claim experience and future projections of ultimate losses). We compared the Company's reserve to the estimate of liability developed by our actuarial specialists based on the underlying claims data and independently selected assumptions.

Valuation of Indefinite-Lived Intangible Tradename Assets in the International Rental Car (“RAC”) Segment
Description of the Matter	As disclosed in Note 5 to the consolidated financial statements, the Company’s indefinite-lived intangible tradename assets totaled $2.794 billion, with $600 million relating to indefinite-lived intangible tradename assets in the International RAC segment, as of December 31, 2021. As disclosed in Note 2 to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment on an annual basis, as of October 1, and at interim periods when circumstances require as a result of a triggering event.

Auditing the Company’s indefinite-lived intangible tradename assets in the International RAC segment was complex and highly judgmental due to the significant estimation required to determine its fair value as a result of the Company’s future projections, operating performance and the current industry and economic environment in which the Company operates. The Company’s estimate of fair value for the indefinite-lived intangible tradename assets in the International RAC segment required significant judgment to estimate the impact of changes in revenues and profitability, industry trends on future operating results and the future cash flows expected to be generated. In addition, the fair value estimate of these indefinite-lived intangible tradename assets in the International RAC segment was sensitive to significant assumptions such as projected revenues, royalty rates, terminal period revenue growth rates and the weighted average cost of capital. These significant assumptions are affected by expected future market or economic conditions, including the continuing impact of COVID-19 and the Chip Shortage as defined in the Company’s Form 10-K.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s indefinite-lived intangible tradename assets impairment review processes. For example, we tested controls over management’s review of the assumptions, including assumptions related to projected financial information, as outlined above that are used in the indefinite-lived intangible tradename assets impairment test.

To test the estimated fair value of the International RAC segment’s indefinite-lived intangible tradename assets, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions and the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, expected changes to the Company’s business model, the Company’s historical results and other relevant factors. We assessed the historical accuracy of management’s estimates, including projected financial information, and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the International RAC segment indefinite-lived intangible tradename assets that would result from hypothetical changes in the assumptions. We also involved valuation specialists to assist in our evaluation of the Company’s model, valuation methodologies, and certain significant assumptions, such as the royalty rates, the terminal period revenue growth rates and the weighted average cost of capital.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Tampa, Florida
February 23, 2022

THE HERTZ CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of The Hertz Corporation

Opinion on Internal Control Over Financial Reporting

We have audited The Hertz Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hertz Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Tampa, Florida
February 23, 2022

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$2,258	$1,096
Restricted cash and cash equivalents:
Vehicle	77	50
Non-vehicle	316	361
Total restricted cash and cash equivalents	393	411
Total cash, cash equivalents, restricted cash and restricted cash equivalents	2,651	1,507
Receivables:
Vehicle	62	164
Non-vehicle, net of allowance of $48 and $46, respectively	696	613
Total receivables, net	758	777
Prepaid expenses and other assets	1,017	373
Revenue earning vehicles:
Vehicles	10,836	7,540
Less: accumulated depreciation	(1,610)	(1,478)
Total revenue earning vehicles, net	9,226	6,062
Property and equipment, net	608	666
Operating lease right-of-use assets	1,566	1,675
Intangible assets, net	2,912	2,992
Goodwill	1,045	1,045
Assets held for sale	—	1,811
Total assets(1)	$19,783	$16,908
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$56	$29
Non-vehicle	516	389
Total accounts payable	572	418
Accrued liabilities	863	759
Accrued taxes, net	157	121
Debt:
Vehicle	7,921	6,024
Non-vehicle	2,986	243
Total debt	10,907	6,267
Public Warrants	1,324	—
Operating lease liabilities	1,510	1,636
Self-insured liabilities	463	488
Deferred income taxes, net	1,010	730
Total liabilities not subject to compromise	16,806	10,419
Liabilities subject to compromise	—	4,965
Liabilities held for sale	—	1,431
Total liabilities(1)	16,806	16,815
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 477,233,278 and 158,235,410 shares issued, respectively, and 449,782,424 and 156,206,478 shares outstanding, respectively	5	2
Treasury stock, at cost, 27,450,854 and 2,028,932 common shares, respectively	(708)	(100)
Additional paid-in capital	6,209	3,047
Retained earnings (Accumulated deficit)	(2,315)	(2,681)
Accumulated other comprehensive income (loss)	(214)	(212)
Stockholders' equity attributable to Hertz Global	2,977	56
Noncontrolling interests	—	37
Total stockholders' equity	2,977	93
Total liabilities and stockholders' equity	$19,783	$16,908
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of December 31, 2021 and December 31, 2020 included total assets of variable interest entities ("VIEs") of $734 million and $511 million, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of December 31, 2021 and December 31, 2020 included total liabilities of VIEs of $733 million and $475 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," and "Termination of 767 Auto Leasing Agreement" in Note 3, "Divestitures," for further information.

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenues	$7,336	$5,258	$9,779
Expenses:
Direct vehicle and operating	3,920	3,423	5,305
Depreciation of revenue earning vehicles and lease charges	497	2,030	2,563
Non-vehicle depreciation and amortization	196	225	203
Selling, general and administrative	688	645	949
Interest expense, net:
Vehicle	284	455	494
Non-vehicle (excludes contractual interest of $129 million for the year ended December 31, 2020)	185	153	311
Total interest expense, net	469	608	805
Technology-related intangible and other asset impairments	—	213	—
Other (income) expense, net	(21)	(9)	(59)
Reorganization items, net	677	175	—
(Gain) from the sale of a business	(400)	—	—
Change in fair value of Public Warrants	627	—	—
Total expenses	6,653	7,310	9,766
Income (loss) before income taxes	683	(2,052)	13
Income tax (provision) benefit	(318)	329	(63)
Net income (loss)	365	(1,723)	(50)
Net (income) loss attributable to noncontrolling interests	1	9	(8)
Net income (loss) attributable to Hertz Global	366	(1,714)	(58)
Series A Preferred Stock deemed dividends	(450)	—	—
Net income (loss) available to Hertz Global common stockholders	$(84)	$(1,714)	$(58)

Weighted-average common shares outstanding:
Basic	315	150	117
Diluted	315	150	117
Earnings (loss) per common share:
Basic	$(0.27)	$(11.44)	$(0.49)
Diluted	$(0.27)	$(11.44)	$(0.49)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$365	$(1,723)	$(50)
Other comprehensive income (loss):
Foreign currency translation adjustments	(36)	(19)	6
Net gain (loss) on pension and postretirement benefit plans	25	(11)	(11)
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	15	13	11
Total other comprehensive income (loss) before income taxes	4	(17)	6
Income tax (provision) benefit related to pension and postretirement benefit plans	(3)	(4)	(1)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	(3)	(2)	(2)
Total other comprehensive income (loss)	(2)	(23)	3
Total comprehensive income (loss)	363	(1,746)	(47)
Comprehensive (income) loss attributable to noncontrolling interests	1	9	(8)
Comprehensive income (loss) attributable to Hertz Global	$364	$(1,737)	$(55)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(In millions)

	Mezzanine Equity
	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2018	—	$—	84	$1	$2,261	$(909)	$(192)	2	$(100)	$1,061	$59	$1,120
Net income (loss)	—	—	—	—	—	(58)	—	—	—	(58)	8	(50)
Other comprehensive income (loss)	—	—	—	—	—	—	3	—	—	3	—	3
Net settlement on vesting of restricted stock	—	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	—	—	18	—	—	—	—	18	—	18
2019 Rights Offering, net	—	—	58	—	748	—	—	—	—	748	—	748
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	52	52
December 31, 2019	—	—	142	1	3,024	(967)	(189)	2	(100)	1,769	119	1,888
Net income (loss)	—	—	—	—	—	(1,714)	—	—	—	(1,714)	(9)	(1,723)
Other comprehensive income (loss)	—	—	—	—	—	—	(23)	—	—	(23)	—	(23)
Net settlement on vesting of restricted stock	—	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	—	—	(2)	—	—	—	—	(2)	—	(2)
ATM Program, net	—	—	14	1	28	—	—	—	—	29	—	29
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(73)	(73)
December 31, 2020	—	—	156	2	3,047	(2,681)	(212)	2	(100)	56	37	93
Net income (loss)	—	—	—	—	—	366	—	—	—	366	(1)	365
Other comprehensive income (loss)	—	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	—	10	—	—	—	—	10	—	10
Cancellation of stock-based awards	—	—	—	—	(10)	—	—	—	—	(10)	—	(10)
Cancellation of common and treasury shares in exchange for new common shares	—	—	(142)	(2)	(98)	—	—	(2)	100	—	—	—
Distributions to common stockholders	—	—	—	—	(239)	—	—	—	—	(239)	—	(239)
Contributions from Plan Sponsors	—	—	277	3	2,778	—	—	—	—	2,781	—	2,781
2021 Rights Offering, net	—	—	181	2	1,800	—	—	—	—	1,802	—	1,802
Public Warrant issuance	—	—	—	—	(800)	—	—	—	—	(800)	—	(800)
Preferred stock issuance, net	2	1,433	—	—	—	—	—	—	—	1,433	—	1,433
Repurchase of preferred stock, net	(2)	(1,433)	—	—	(450)	—	—	—	—	(1,883)	—	(1,883)
Public Warrant exercises(1)	—	—	5	—	180	—	—	—	—	180	—	180
Nasdaq listing and share repurchases(2)	—	—	(27)	—	(9)	—	—	27	(708)	(717)	—	(717)
Distributions to noncontrolling interests(3)	—	—	—	—	—	—	—	—	—	—	(36)	(36)
December 31, 2021	—	$—	450	$5	$6,209	$(2,315)	$(214)	27	$(708)	$2,977	$—	$2,977
The accompanying notes are an integral part of these financial statements.

(1)    The amounts presented herein may be rounded to agree to amounts in the audited consolidated balance sheet. Also see Note 18, "Public Warrants - Hertz Global."
(2)    See Registration Status of Stock Issued on the Effective Date and Nasdaq Listing and Share Repurchase Program for Common Stock in Note 16, "Equity and Mezzanine Equity – Hertz Global."
(3)    Effective October 31, 2021, the 767 lease agreement was terminated. See Note 3, "Divestitures."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$365	$(1,723)	$(50)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	600	2,259	2,791
Depreciation and amortization, non-vehicle	196	225	203
Amortization of deferred financing costs and debt discount (premium)	122	59	52
Loss on extinguishment of debt	8	5	43
Stock-based compensation charges	10	(2)	18
Provision for receivables allowance	125	94	53
Deferred income taxes, net	270	(353)	27
Technology-related intangible and other asset impairments	—	213	—
Reorganization items, net	314	8	—
(Gain) loss from the sale of a business	(400)	—	—
(Gain) loss on marketable securities	—	—	(30)
(Gain) loss on sale of non-vehicle capital assets	(8)	(24)	(39)
Change in fair value of Public Warrants	627	—	—
Other	(5)	5	(9)
Changes in assets and liabilities:
Non-vehicle receivables	(210)	195	(88)
Prepaid expenses and other assets	(20)	92	(8)
Operating lease right-of-use assets	274	366	402
Non-vehicle accounts payable	(70)	98	65
Accrued liabilities	(108)	(61)	(98)
Accrued taxes, net	24	(52)	14
Operating lease liabilities	(291)	(375)	(428)
Self-insured liabilities	(17)	(76)	(18)
Net cash provided by (used in) operating activities	1,806	953	2,900
Cash flows from investing activities:
Revenue earning vehicles expenditures	(7,154)	(5,542)	(13,714)
Proceeds from disposal of revenue earning vehicles	2,818	10,098	9,486
Non-vehicle capital asset expenditures	(71)	(98)	(224)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	16	60	27
Sales of marketable securities	—	74	—
Collateral payments	(303)	—	—
Collateral returned in exchange for letters of credit	280	—	—
Proceeds from the sale of a business, net of cash sold	871	—	—
Other	(1)	(1)	—
Net cash provided by (used in) investing activities	(3,544)	4,591	(4,425)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	14,323	4,546	13,013
Repayments of vehicle debt	(12,607)	(10,751)	(11,530)
Proceeds from issuance of non-vehicle debt	4,644	1,812	3,016

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2021	2020	2019
Repayments of non-vehicle debt	(6,352)	(855)	(3,732)
Payment of financing costs	(185)	(75)	(53)
Proceeds from Plan Sponsors	2,781	—	—
Early redemption premium payment	(85)	—	(34)
Proceeds from issuance of common stock, net	—	28	—
Proceeds from exercises of Public Warrants	77	—	—
Proceeds from the issuance of preferred stock, net	1,433	—	—
Distributions to common stockholders	(239)	—	—
Contributions from (distributions to) noncontrolling interests	(38)	(75)	49
Proceeds from rights offerings, net	1,639	—	748
Share repurchases	(654)	—	—
Repurchase of preferred stock	(1,883)	—	—
Payments for Nasdaq listing costs	(9)	—	—
Other	—	(2)	(3)
Net cash provided by (used in) financing activities	2,845	(5,372)	1,474
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(34)	46	1
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	1,073	218	(50)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period(1)	1,578	1,360	1,410
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period(1)	$2,651	$1,578	$1,360

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$257	$335	$431
Non-vehicle	198	109	272
Income taxes, net of refunds	40	(11)	21
Operating lease liabilities	472	546	575
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$27	$9	$165
Sales of revenue earning vehicles included in vehicle receivables	33	144	667
Fleet payables included in liabilities subject to compromise	—	2	—
Purchases of non-vehicle capital assets included in accounts payable	24	7	40
Revenue earning vehicles and non-vehicle capital assets acquired through capital leases	79	32	23
Purchases of non-vehicle capital assets included in liabilities subject to compromise	—	18	—
Operating lease right-of-use assets obtained in exchange for lease liabilities	177	152	680
Public Warrant issuance	800	—	—
Public Warrant exercises	103	—	—
Backstop equity issuance	164	—	—
Accrual for purchases of treasury shares	54	—	—
(1)    Amounts include cash and cash equivalents and restricted cash and cash equivalents which were held for sale as of December 31, 2020, prior to the completion of the Donlen Sale in the first quarter of 2021, as described in Note 3, "Divestitures."
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$2,257	$1,096
Restricted cash and cash equivalents:
Vehicle	77	50
Non-vehicle	316	333
Total restricted cash and cash equivalents	393	383
Total cash, cash equivalents, restricted cash and restricted cash equivalents	2,650	1,479
Receivables:
Vehicle	62	164
Non-vehicle, net of allowance of $48 and $46, respectively	695	613
Total receivables, net	757	777
Due from Hertz Holdings	—	1
Prepaid expenses and other assets	1,016	372
Revenue earning vehicles:
Vehicles	10,836	7,540
Less: accumulated depreciation	(1,610)	(1,478)
Total revenue earning vehicles, net	9,226	6,062
Property and equipment, net	608	666
Operating lease right-of-use assets	1,566	1,675
Intangible assets, net	2,912	2,992
Goodwill	1,045	1,045
Assets held for sale	—	1,811
Total assets(1)	$19,780	$16,880
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Accounts payable:
Vehicle	$56	$29
Non-vehicle	516	389
Total accounts payable	572	418
Accrued liabilities	809	759
Accrued taxes, net	157	121
Debt:
Vehicle	7,921	6,024
Non-vehicle	2,986	243
Total debt	10,907	6,267
Operating lease liabilities	1,510	1,636
Self-insured liabilities	463	488
Deferred income taxes, net	1,012	735
Total liabilities not subject to compromise	15,430	10,424
Liabilities subject to compromise	—	5,030
Liabilities held for sale	—	1,431
Total liabilities(1)	15,430	16,885
Commitments and contingencies
Stockholder's equity (deficit):
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	7,190	3,953
Retained earnings (Accumulated deficit)	(2,626)	(3,783)
Accumulated other comprehensive income (loss)	(214)	(212)
Stockholder's equity (deficit) attributable to Hertz	4,350	(42)
Noncontrolling interests	—	37
Total stockholder's equity (deficit)	4,350	(5)
Total liabilities and stockholder's equity (deficit)	$19,780	$16,880
(1)    The Hertz Corporation's consolidated total assets as of December 31, 2021 and December 31, 2020 included total assets of VIEs of $734 million and $511 million, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of December 31, 2021 and December 31, 2020 included total liabilities of VIEs of $733 million and $475 million, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," and "Termination of 767 Auto Leasing Agreement" in Note 3, "Divestitures," for further information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2021	2020	2019
Revenues	$7,336	$5,258	$9,779
Expenses:
Direct vehicle and operating	3,920	3,423	5,305
Depreciation of revenue earning vehicles and lease charges	497	2,030	2,563
Non-vehicle depreciation and amortization	196	225	203
Selling, general and administrative	688	645	949
Interest expense, net:
Vehicle	284	455	494
Non-vehicle (excludes contractual interest of $129 million for the year ended December 31, 2020)	185	151	304
Total interest expense, net	469	606	798
Technology-related intangible and other asset impairments	—	213	—
Write-off of intercompany loan	—	133	—
Other (income) expense, net	(21)	(9)	(59)
Reorganization items, net	513	175	—
(Gain) from the sale of a business	(400)	—	—
Total expenses	5,862	7,441	9,759
Income (loss) before income taxes	1,474	(2,183)	20
Income tax (provision) benefit	(318)	328	(65)
Net income (loss)	1,156	(1,855)	(45)
Net (income) loss attributable to noncontrolling interests	1	9	(8)
Net income (loss) attributable to Hertz	$1,157	$(1,846)	$(53)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$1,156	$(1,855)	$(45)
Other comprehensive income (loss):
Foreign currency translation adjustments	(36)	(19)	6
Net gain (loss) on pension and postretirement benefit plans	25	(11)	(11)
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	15	13	11
Total other comprehensive income (loss) before income taxes	4	(17)	6
Income tax (provision) benefit related to pension and postretirement benefit plans	(3)	(4)	(1)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	(3)	(2)	(2)
Total other comprehensive income (loss)	(2)	(23)	3
Total comprehensive income (loss)	1,154	(1,878)	(42)
Comprehensive (income) loss attributable to noncontrolling interests	1	9	(8)
Comprehensive income (loss) attributable to Hertz	$1,155	$(1,869)	$(50)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity (Deficit) Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2018	100	—	3,187	(52)	(1,884)	(192)	1,059	59	1,118
Net income (loss)	—	—	—	—	(53)	—	(53)	8	(45)
Other comprehensive income (loss)	—	—	—	—	—	3	3	—	3
Due from Hertz Holdings	—	—	—	(12)	—	—	(12)	—	(12)
Stock-based compensation charges	—	—	18	—	—	—	18	—	18
Contributions from Hertz Holdings	—	—	750	—	—	—	750	—	750
Contributions from noncontrolling interests	—	—	—	—	—	—	—	52	52
December 31, 2019	100	—	3,955	(64)	(1,937)	(189)	1,765	119	1,884
Net income (loss)	—	—	—	—	(1,846)	—	(1,846)	(9)	(1,855)
Other comprehensive income (loss)	—	—	—	—	—	(23)	(23)	—	(23)
Due from Hertz Holdings	—	—	—	(4)	—	—	(4)	—	(4)
Liabilities subject to compromise(1)	—	—	—	(65)	—	—	(65)	—	(65)
Write-off of intercompany loan(1)	—	—	—	133	—	—	133	—	133
Stock-based compensation charges	—	—	(2)	—	—	—	(2)	—	(2)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(73)	(73)
December 31, 2020	100	—	3,953	—	(3,783)	(212)	(42)	37	(5)
Net income (loss)	—	—	—	—	1,157	—	1,157	(1)	1,156
Other comprehensive income (loss)	—	—	—	—	—	(2)	(2)	—	(2)
Non-cash distribution(1)	—	—	65	—	—	—	65	—	65
Stock-based compensation charges	—	—	10	—	—	—	10	—	10
Cancellation of stock-based awards	—	—	(10)	—	—	—	(10)	—	(10)
Contributions from Hertz Holdings	—	—	5,642	—	—	—	5,642	—	5,642
Dividends to Hertz Holdings	—	—	(2,470)	—	—	—	(2,470)	—	(2,470)
Distributions to noncontrolling interests(2)	—	—	—	—	—	—	—	(36)	(36)
December 31, 2021	100	$—	$7,190	$—	$(2,626)	$(214)	$4,350	$—	$4,350
(1)    See Note 15, "Related Party Transactions."
(2)    Effective October 31, 2021, the 767 lease agreement was terminated. See Note 3, "Divestitures."

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,156	$(1,855)	$(45)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles	600	2,259	2,791
Depreciation and amortization, non-vehicle	196	225	203
Amortization of deferred financing costs and debt discount (premium)	122	59	52
Loss on extinguishment of debt	8	5	43
Stock-based compensation charges	10	(2)	18
Provision for receivables allowance	125	94	53
Deferred income taxes, net	270	(353)	28
Technology-related intangible and other asset impairments	—	213	—
Write-off of intercompany loan	—	133	—
Reorganization items, net	150	8	—
(Gain) loss from the sale of a business	(400)	—	—
(Gain) loss on marketable securities	—	—	(30)
(Gain) loss on sale of non-vehicle capital assets	(8)	(24)	(39)
Other	(5)	5	(8)
Changes in assets and liabilities:
Non-vehicle receivables	(210)	195	(88)
Prepaid expenses and other assets	(20)	94	(8)
Operating lease right-of-use assets	274	366	402
Non-vehicle accounts payable	(70)	98	65
Accrued liabilities	(108)	(61)	(98)
Accrued taxes, net	24	(52)	14
Operating lease liabilities	(291)	(375)	(428)
Self-insured liabilities	(17)	(76)	(18)
Net cash provided by (used in) operating activities	1,806	956	2,907
Cash flows from investing activities:
Revenue earning vehicles expenditures	(7,154)	(5,542)	(13,714)
Proceeds from disposal of revenue earning vehicles	2,818	10,098	9,486
Non-vehicle capital asset expenditures	(71)	(98)	(224)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	16	60	27
Sales of marketable securities	—	74	—
Collateral payments	(303)	—	—
Collateral returned in exchange for letters of credit	280	—	—
Proceeds from the sale of a business, net of cash sold	871	—	—
Other	(1)	(1)	—
Net cash provided by (used in) investing activities	(3,544)	4,591	(4,425)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	14,323	4,546	13,013
Repayments of vehicle debt	(12,607)	(10,751)	(11,530)
Proceeds from issuance of non-vehicle debt	4,644	1,812	3,016
Repayments of non-vehicle debt	(6,352)	(855)	(3,732)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2021	2020	2019
Payment of financing costs	(185)	(75)	(53)
Early redemption premium payment	(85)	—	(34)
Advances to Hertz Holdings	—	(5)	(12)
Contributions from (distributions to) noncontrolling interests	(38)	(75)	49
Dividends paid to Hertz Holdings	(2,470)	—	—
Contributions from Hertz Holdings	5,642	—	750
Net cash provided by (used in) financing activities	2,872	(5,403)	1,467
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(34)	46	1
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	1,100	190	(50)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period(1)	1,550	1,360	1,410
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (1)	$2,650	$1,550	$1,360

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$257	$335	$431
Non-vehicle	198	109	272
Income taxes, net of refunds	40	(11)	21
Operating lease liabilities	472	546	575
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$27	$9	$165
Sales of revenue earning vehicles included in vehicle receivables	33	144	667
Fleet payables included in liabilities subject to compromise	—	2	—
Purchases of non-vehicle capital assets included in accounts payable	24	7	40
Revenue earning vehicles and non-vehicle capital assets acquired through capital leases	79	32	23
Purchases of non-vehicle capital assets included in liabilities subject to compromise	—	18	—
Operating lease right-of-use assets obtained in exchange for lease liabilities	177	152	680
Non-cash capital contribution from Hertz Holdings	65	—	—
(1)     Amounts include cash and cash equivalents and restricted cash and cash equivalents which were held for sale as of December 31, 2020, prior to the completion of the Donlen Sale in the first quarter of 2021, as described in Note 3, "Divestitures."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Background

Hertz Global Holdings, Inc. was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns The Hertz Corporation, Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. Hertz operates its vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from company-owned, licensee and franchisee locations in the U.S., Africa, Asia, Australia, Canada, the Caribbean, Europe, Latin America, the Middle East and New Zealand. The Company also sells vehicles through Hertz Car Sales and operates the Firefly vehicle rental brand and Hertz 24/7 car sharing business in international markets. As disclosed in Note 3, "Divestitures," on March 30, 2021 the Company completed the Donlen Sale, a business which provided vehicle leasing and fleet management services.

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

On the Petition Date, the Debtors filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases were jointly administered for procedural purposes only under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW). While in Chapter 11, the Debtors operated as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors were authorized to continue to operate as an ongoing business but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On May 14, 2021, the Debtors filed the Plan of Reorganization, and the solicitation version of the Supplement to the Disclosure Statement which was approved by the Bankruptcy Court on May 14, 2021. On June 10, 2021, the Plan of Reorganization was confirmed by the Bankruptcy Court. On the Effective Date, the Plan of Reorganization became effective in accordance with its terms and the Debtors emerged from Chapter 11.

On the Effective Date, as a result of the Plan of Reorganization, the reorganized Company received cash proceeds of $7.5 billion comprised of:
•$2.8 billion from the purchase of common stock in reorganized Hertz Global by the Plan Sponsors and certain other investment funds and entities;
•$1.6 billion from the purchase of common stock in reorganized Hertz Global pursuant to the 2021 Rights Offering;
•$1.5 billion (less a 2% upfront discount and stock issuance fees) from the purchase of preferred stock of reorganized Hertz Global by Apollo; and
•$1.5 billion in proceeds from the Company's secured exit term loan facilities (the "Term Loans").

Such cash proceeds were used, in part, to provide payments to the Company's stakeholders pursuant to the terms of the Plan of Reorganization as follows:
•the holders of administrative, priority and secured claims received payment in cash in full;
•the holders of the approximately $1.0 billion of obligations owed with respect to the Company's DIP Credit Agreement received payment in cash in full;

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
•the holders of claims with respect to the unsecured Senior Notes and the holders of claims with respect to the Alternative Letter of Credit Facility received payment in cash with respect to (i) all remaining principal, (ii) accrued and unpaid interest as of the Petition Date at the contract rate, and (iii) accrued and unpaid interest from the Petition Date to the Effective Date at the federal judgment rate (at such rate in effect as of the Petition Date), subject to the rights of creditors (if any) to bring a claim for the payment of additional interest and/or premiums, as further disclosed in Note 6, "Debt;" and
•the holders of general unsecured claims will receive payment in cash in full plus interest at the federal judgment rate from the Petition Date to the date of payment (at such rate in effect as of the Petition Date), subject to the rights of creditors to bring a claim for payment of additional interest.

All of the Hertz Global equity interests existing as of the Effective Date were cancelled on such date in accordance with the Plan of Reorganization with existing equity holders receiving (i) cash in the amount of $1.53 per share of existing interests, (ii) their pro rata share of 3% of the common shares of reorganized Hertz Global, subject to dilution, and (iii) either Public Warrants, for in the aggregate of up to 18% of reorganized Hertz Global common stock issued and outstanding on the Effective Date, subject to dilution and certain conditions, or subscription rights to participate in the 2021 Rights Offering as disclosed below.

In accordance with the Plan of Reorganization, Hertz Global commenced a 2021 Rights Offering, under which eligible holders of Hertz Global's common stock and certain eligible holders of the Company's Senior Notes and lenders under the Alternative Letter of Credit Facility could purchase up to $1.6 billion of shares of reorganized Hertz Global common stock at a purchase price of $10.00 per share. Pursuant to the EPCA, certain parties agreed to purchase all unsubscribed shares in the 2021 Rights Offering (the "Backstop Parties"). The final expiration date for the 2021 Rights Offering occurred on June 15, 2021, with eligible holders subscribing to purchase 127,362,114 shares (approximately $1.3 billion), with the Backstop Parties to purchase the remaining 36,137,887 shares (approximately $361 million). Hertz Global closed the 2021 Rights Offering upon emergence from the Chapter 11 Cases on the Effective Date. Pursuant to the terms of the EPCA, the Backstop Parties received a backstop fee equal in the amount of $164 million (payable in shares of reorganized Hertz Global common stock valued at $10.00 per share). As a result of these transactions, on the Effective Date, Hertz Global issued 471,102,462 shares of common stock as follows:
•14,133,024 shares to existing stockholders;
•277,119,438 shares to Plan Sponsors pursuant to the EPCA;
•127,362,114 shares to eligible participants pursuant to the Rights Offering; and
•52,487,886 shares to the Backstop Parties pursuant to the EPCA.

During the third quarter of 2021, the Company issued additional shares pursuant to the rounding provisions of the 2021 Rights Offering for cash proceeds of approximately $4 million at a purchase price of $10.00.

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global issued 1,500,000 shares of preferred stock to Apollo and received gross proceeds of $1.5 billion, less a 2% upfront discount and stock issuance fees. During the fourth quarter of 2021, all 1,500,000 shares of the Series A Preferred Stock were repurchased and retired by Hertz Global at $1,250 per share.

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global entered into a public warrant agreement (the "Public Warrant Agreement") and issued 89,049,029 Public Warrants, subject to certain conditions. The Public Warrants are exercisable from the date of issuance until June 30, 2051 at which time

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
all unexercised Public Warrants will expire and the rights of the holders of such expired Public Warrants will terminate. The Public Warrants had an initial exercise price of $13.80 and are subject to adjustment from time to time upon the occurrence of any payments of cash dividends, certain dilutive events, and recurring fair value adjustments (See Note 12, "Fair Value Measurements").

See Note 16, "Equity and Mezzanine Equity – Hertz Global," and Note 18, "Public Warrants - Hertz Global," for additional information on the new equity and Public Warrants issued upon the Company's Chapter 11 emergence.

On the Effective Date, the reorganized Company entered into the First Lien Credit Agreement in an aggregate amount of $2.8 billion comprised of senior secured term loan facilities in an aggregate principal amount of $1.5 billion plus the First Lien RCF in an aggregate committed amount of $1.3 billion. Additionally, the reorganized Company entered into a new ABS facility program with an aggregate principal amount of $6.8 billion comprised of variable funding notes with a principal amount up to $2.8 billion and medium term notes in an aggregate principal amount of $4.0 billion. On the Effective Date, substantially all existing non-vehicle debt and all existing ABS facilities under the HVF II U.S. ABS Program were repaid in full and terminated in accordance with the Plan of Reorganization. See Note 6, "Debt," for additional information.

NYSE Delisting and Nasdaq Listing

As a result of the filing of the Chapter 11 Cases, the NYSE suspended trading of Hertz Global common stock after the market close on October 29, 2020. On October 30, 2020, Hertz Global common stock began trading exclusively on the OTC market under the symbol "HTZGQ," and was delisted from the NYSE on November 10, 2020. Upon deregistration of Hertz Global common stock under Section 12(b) of the Exchange Act, Hertz Global common stock remained registered under Section 12(g) of the Exchange Act. As discussed above, on the Effective Date, all of the Hertz Global common stock then existing was cancelled and Hertz Global issued 471,102,462 shares of its new common stock pursuant to the Plan of Reorganization.

On November 8, 2021, reorganized Hertz Global successfully completed its Nasdaq listing, in which shares of its new common stock were registered with the SEC for a public offering by certain selling stockholders. On November 9, 2021, reorganized Hertz Global's common stock and Public Warrants began trading on Nasdaq under the trading symbols "HTZ" and "HTZWW," respectively. See Note 16, "Equity and Mezzanine Equity – Hertz Global."

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation. Non-vehicle depreciation expense is now reported on a separate line item in the consolidated statement of operations for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Principles of Consolidation

The consolidated financial statements of Hertz Global include the accounts of Hertz Global, its wholly-owned and majority owned U.S. and international subsidiaries, and its VIEs, as applicable. The consolidated financial statements of Hertz include the accounts of Hertz, its wholly-owned and majority-owned U.S. and international subsidiaries, and its VIEs, as applicable. The Company consolidates a VIE when it is deemed the primary beneficiary. The Company accounts for its investment in joint ventures using the equity method when it has significant influence but not control and is not the primary beneficiary. All significant intercompany transactions are eliminated in consolidation.

Accounting Standards Codification 852 - Reorganizations

Effective on the Petition Date, the Company applied accounting standards applicable to reorganizations, Accounting Standards Codification ("ASC") 852 - Reorganizations ("Topic 852"), in preparing its consolidated financial statements, which required the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business. Accordingly, Pre-petition obligations of the Debtors that were subject to the Chapter 11 Cases were classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020. These liabilities were reported at the amounts the Company anticipated would be allowed by the Bankruptcy Court, even if they were subject to settlement at lesser amounts. See Note 20, "Liabilities Subject to Compromise," for additional information. In addition, certain charges related to the Chapter 11 Cases were recorded as reorganization items, net in the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020. See Note 21, "Reorganization Items, Net," for additional information.

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

Revenue Earning Vehicles

Revenue earning vehicles are stated at cost, net of related discounts and incentives from manufacturers. Holding periods typically range from six to thirty-six months. Generally, when revenue earning vehicles are acquired outside of a vehicle repurchase program, the Company estimates the period that the Company will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage). The Company also estimates the residual value of the applicable revenue earning vehicles at the expected time of disposal, taking into consideration factors such as make, model and options, age, physical condition, mileage, sale location, time of the year, channel of disposition (e.g., auction, dealer direct, retail) and market conditions . Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and the estimated holding periods. Gains and losses on the sale of vehicles, including the costs

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
associated with disposals, are included in depreciation of revenue earning vehicles and lease charges in the accompanying consolidated statements of operations.

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

Donlen's revenue earning vehicles were leased under long term agreements with its customers. These leases contained provisions whereby Donlen had a contracted residual value guaranteed by the lessee, such that it did not bear the risk of any gains or losses on the disposal of these vehicles. Donlen accounted for its lease contracts using the appropriate lease classifications. The Donlen business was sold on March 30, 2021, as disclosed in Note 3, "Divestitures."

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

A goodwill impairment charge is calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. For goodwill, fair value is determined using an income approach based on the discounted cash flows of each reporting unit. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated into a single reporting unit when they have similar economic characteristics. In the second quarter of 2021, in connection with the Chapter 11 Emergence as disclosed in Note 1, "Background," and changes in how the Company's CODM regularly reviews operating results and allocates resources, the Company revised its reportable segments to include Canada, Latin America and the Caribbean in its Americas RAC reportable segment, which were previously included in its International RAC reportable segment. Accordingly, prior periods have been restated to conform with the revised presentation. The Company has identified two reportable segments, which are organized based on the products and services provided by its operating segments and the geographic areas in which its operating segments conduct business: Americas RAC and International RAC. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit and incorporate various assumptions related to discount rates, growth rates, cash flow projections, tax rates and terminal value rates specific to the reporting unit to which they are applied. Discount rates are set by using the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
WACC methodology. The Company’s discounted cash flows are based upon reasonable and appropriate assumptions about the underlying business activities of the Company’s reporting units.

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

Income Taxes

The Company recognized the effects of the TCJA enacted on December 22, 2017, which created the global intangible low-tax income ("GILTI") provision that imposes U.S. tax on certain earnings of foreign subsidiaries that are subject to foreign tax below a certain threshold. GILTI taxes are recorded in current income tax expense as incurred. In 2018 and 2019, the Company asserted indefinite reinvestment on certain of its foreign earnings. Effective as of December 31, 2020, the Company no longer asserts permanent reinvestment of foreign earnings, due to the impact from COVID-19, as disclosed in Note 1, "Background."

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue Recognition

In February 2016, the FASB issued guidance that replaced the existing lease guidance in U.S. GAAP and in 2018 and 2019 issued amendments and updates to the new lease standard (collectively "Topic 842"). Upon adoption of Topic 842, on January 1, 2019, the Company accounts for revenue earned from vehicle rentals and rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset under Topic 842, as further updated in 2021.

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

Loyalty Programs - The Company offers loyalty programs, primarily Hertz Gold Plus Rewards, wherein customers are eligible to earn loyalty points that are redeemable for free rental days or can be converted to loyalty points for redemption of products and services under loyalty programs of other companies. Upon adoption of ASC 606, Revenue from Contracts with Customers ("Topic 606"), each transaction that generates loyalty points results in the deferral of revenue equivalent to the retail value at the date the points are earned. The associated revenue is recognized when the customer redeems the loyalty points at some point in the future. The retail value of loyalty points is estimated based on the current retail value measured as of the date the loyalty points are earned, less an estimated amount representing loyalty points that are not expected to be redeemed (“breakage”). Breakage is reviewed on a quarterly basis and includes significant assumptions such as historical breakage trends and internal Company forecasts.

Customer Rebates - The Company has business customers that rent vehicles based on terms that have been negotiated through contracts with their employers, or other entities with which they are associated (“commercial contracts”), which can differ substantially from the terms on which the Company rents vehicles to the general public. Some of the commercial contracts contain provisions which allow for rebates to the entity based on achieving a specific rental volume threshold. Rebates are treated as lease incentives and are recognized as a reduction of revenue at the time of the rental based on the rebate expected to be earned by the entity.

Licensee Revenue

The Company has franchise agreements which allow an independent entity to rent their vehicles under the Company’s brands, primarily Hertz, Dollar or Thrifty, for a franchise fee. Franchise fees are earned over time for the duration of the franchise agreement and are typically based on the larger of a minimum payment or an amount

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
representing a percentage of net sales of the franchised business. Franchise fees that relate to a future contract term, such as initial fees or renewal fees, are deferred and recognized over the term of the franchise agreement.

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

Fleet Leasing and Fleet Management Revenue

The Company's Donlen subsidiary, which sold substantially all of its assets and certain liabilities on March 30, 2021, generated revenue from various fleet leasing and fleet management services. Donlen’s operating leases for fleets had lease periods that were typically for twelve months, after which the lease converted to a month-to-month lease, allowing the vehicle to be surrendered any time thereafter. The Company's fleet leases contained a terminal rental adjustment clause ("TRAC") where, upon sale of the vehicle following the termination of the lease, a TRAC adjustment may result through which the lessee was credited or charged with the gain or loss on the vehicle's disposal. Such TRAC adjustments were considered variable charges. Fleet management services were comprised of fuel purchasing and management, preventive vehicle maintenance, repair consultation, toll management and accident management. Fleet management revenue was recognized net of any fees collected from customers on behalf of third-party service providers, as services were rendered.

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less. The Company's cash and cash equivalents are invested in various investment grade institutional money market funds, and bank money market and interest-bearing accounts.

Restricted cash and restricted cash equivalents include cash and cash equivalents that are not readily available for use in the Company's operating activities. Restricted cash and restricted cash equivalents are primarily comprised of proceeds from the disposition of vehicles pledged under the terms of vehicle debt financing arrangements and are restricted for the purchase of revenue earning vehicles and other specified uses under the vehicle debt facilities, cash utilized as credit enhancement under those arrangements, proceeds from the Term Loan C which are utilized to collateralize letters of credit, and certain cash accounts supporting regulatory reserve requirements related to the Company's self-insurance. These funds are primarily held in demand deposit and money market accounts or in highly rated money market funds with investments primarily in government and corporate obligations.

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

Property and Equipment, Net

The Company's property and equipment, net consisted of the following:

(In millions)	December 31, 2021	December 31, 2020
Land, buildings and leasehold improvements	$971	$1,277
Service vehicles, equipment and furniture and fixtures	339	761
Less: accumulated depreciation	(702)	(1,372)
Total property and equipment, net	$608	$666

Land is stated at cost and reviewed annually for impairment as further disclosed above in "Long-lived Assets, Including Finite-lived Intangible Assets."

Property and equipment are stated at cost and are depreciated utilizing the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Buildings	1 to 50 years
Furniture and fixtures	1 to 5 years
Service vehicles and equipment	1 to 25 years
Leasehold improvements	The lesser of the economic life or the lease term

Depreciation expense for property and equipment, net for the years ended December 31, 2021, 2020 and 2019 was $108 million, $129 million and $122 million, respectively.

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

The Company accounts for restricted stock unit ("RSU") and performance stock unit ("PSU") awards when granted as equity classified awards. For RSUs the expense is based on the grant-date fair value of the stock and the number of shares that vest, recognized over the service period. For any PSUs and performance share awards ("PSAs") granted, the expense is based on the grant-date fair value of the stock, recognized over a service period depending upon the applicable performance condition. For any PSUs and PSAs, the Company re-assesses the probability of achieving the applicable performance condition quarterly and adjusts the recognition of expense accordingly. The Company includes the excess tax benefit within income tax expense in the accompanying consolidated statements of operations when realized.

Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market or, if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as the "exit price"). Fair value is a market-based measurement that is determined based upon assumptions that market participants would use in pricing an asset or liability, including consideration of nonperformance risk.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Translation and Transactions

Assets and liabilities of international subsidiaries whose functional currency is the local currency are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average exchange rates throughout the year. The related translation adjustments are reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Foreign currency exchange rate gains and losses resulting from transactions are included in other (income) expense in the accompanying consolidated statements of operations.

Advertising

Advertising production costs are deferred and expensed when the advertising first takes place. Advertising communication costs are expensed as incurred. Advertising costs are reflected as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations and for the years ended December 31, 2021, 2020 and 2019 were $162 million, $112 million and $318 million, respectively.

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

Recently Issued Accounting Pronouncements

Adopted

Scope of Reference Rate Reform

In January 2021, the FASB issued guidance that clarifies that entities with derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment due to reference rate reform may elect to apply certain optional expedients and exceptions, including contract modification relief, provided in Topic 848. Entities may elect to apply the guidance on contract modifications either (1) retrospectively as of any date from the beginning of any interim period that includes March 12, 2020 or (2) prospectively to new modifications from any date in an interim period that includes or is after January 7, 2021, up to the date that financial statements are available to be issued. The Company will apply the guidance prospectively, as applicable, and does not expect a material impact on its financial position, results of operations or cash flows.

Note 3—Divestitures

Donlen Sale

In November 2020, the Company entered into a stock and asset purchase agreement with Freedom Acquirer LLC (the "Buyer"), an affiliate of Athene Holding Ltd., to sell substantially all of the assets of its wholly-owned subsidiary Donlen. On March 30, 2021, the Company completed the sale. The proceeds from the sale were subject to certain post-closing adjustments in the second quarter of 2021 based on the level of assumed indebtedness, working capital and fleet equity. For the year ended December 31, 2021, the Company recognized a pre-tax gain in its corporate operations of $400 million, net of the impact of foreign currency adjustments, based on the difference in cash proceeds received of $891 million less $543 million net book value of assets sold plus a $53 million receivable in connection with the sale where cash proceeds were received in September 2021. On March 30, 2021, the Company and the Buyer entered into a transition services agreement which provides for certain transitional services in connection with the sale.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assets and liabilities of Donlen included in the sale were classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2020. Assets and liabilities classified as held for sale are required to be recorded at the lower of the carrying value or fair value less any costs to sell. The major classes of assets and liabilities held for sale as of December 31, 2020 are presented below at their carrying value.

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

Termination of 767 Auto Leasing Agreement

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”) the option to acquire certain vehicles from Hertz at rates aligned with the rates at which Hertz sold vehicles to third parties where 767’s payment obligations were guaranteed by American Entertainment Properties Corp. ("AEPC"). The 767 Lease Agreement was terminated effective October 31, 2021.

Prior to the termination of the 767 Lease Agreement, the Company determined that it was the primary beneficiary of 767 due to its power to direct the activities of 767 that most significantly impacted 767's economic performance and the Company's obligation to absorb 25% of 767's gains/losses and, accordingly, 767 was consolidated by the Company as a VIE.

During the year ended December 31, 2021, 767 distributed $38 million to AEPC along with the return of certain vehicles, and there were no cash contributions from AEPC to 767. During the year ended December 31, 2020, 767 distributed $75 million to AEPC and there were no cash contributions from AEPC to 767, except for certain services.

Sale of Marketable Securities

In 2020, the Company sold marketable securities for $74 million and recognized an immaterial gain on the sale in its corporate operations, which was included in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Sale of Non-vehicle Capital Assets

In 2019, the Company completed the sale of certain non-vehicle capital assets in its Americas RAC segment and recognized a $39 million pre-tax gain on the sale which was included in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2019. In 2020, the Company received additional cash from the sale and recognized an additional $20 million pre-tax gain on the sale, which was included in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2020.

Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

	December 31,
(In millions)	2021	2020(1)
Revenue earning vehicles	$10,506	$7,492
Less accumulated depreciation	(1,518)	(1,467)
	8,988	6,025
Revenue earning vehicles held for sale, net(2)	238	37
Revenue earning vehicles, net	$9,226	$6,062
(1)    Excludes amounts associated with Donlen that are classified as held for sale as of December 31, 2020. See Note 3, "Divestitures," for additional information.
(2)    Represents the carrying amount of vehicles placed on the Company's retail lots for sale or actively in the process of being sold through other disposition channels.

Note 5—Goodwill and Intangible Assets, Net

Recoverability of Goodwill and Indefinite-lived Intangible Assets

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event as defined by ASC 350 - Intangibles, Goodwill and Other ("Topic 350"), the Company tests the recoverability of its goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using level 3 inputs under the GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including projected revenues, long-term growth rates, royalty rates and discount rates. The Company believes that its valuation techniques and assumptions are reasonable for this purpose.

The Company performed the goodwill impairment analyses using the income approach, a measurement using level 3 inputs under the U.S. GAAP fair value hierarchy. In performing the impairment analyses, the weighted-average cost of capital used in the discounted cash flow model was calculated based upon the fair value of the Company's debt and stock price with a debt-to-equity ratio comparable to the vehicle rental car industry. This present value model requires management to estimate future cash flows and forecasted EBITDA margins and capital investments of each reporting unit. The Company revised its reportable segments in Q2 2021, as disclosed in Note 19, "Segment Information," and the change in reporting units had no impact to the valuation of the Company's goodwill. The assumptions the Company used to estimate future cash flows and EBITDA margins are consistent with the assumptions that the reporting units use for internal planning purposes, which the Company believes would be generally consistent with that of a market participant. The discount rate used for each reporting unit ranged from 13.0% to 13.5%. Each of the Company's reporting units had a fair value that exceeded its respective carrying value, the lowest of which was greater than 25%.

The Company performed the intangible impairment analyses for indefinite-lived intangible assets using the relief-from-royalty income approach, a measurement using level 3 inputs under the U.S. GAAP fair value hierarchy. The Company considered consistent factors as described above related to goodwill in addition to royalty rates. The

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
assumptions the Company uses to estimate royalty rates are consistent with the assumptions that the reporting units use for internal planning purposes, which the Company believes would be generally consistent with that of a market participant. The discount rate used for each indefinite-lived intangible ranged from 13.0% to 13.5%. All indefinite-lived intangibles were noted to have fair values that exceeded their carrying values, the lowest of which was greater than 25%.

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

Goodwill

The following summarizes the changes in the Company's goodwill by segment:

(In millions)	Americas RAC segment	International RAC segment	Total
Balance as of January 1, 2021
Goodwill(1)	$1,029	$236	$1,265
Accumulated impairment losses	—	(220)	(220)
	1,029	16	1,045
Goodwill disposal and other changes during the period	—	—	—
	—	—	—
Balance as of December 31, 2021
Goodwill	1,029	236	1,265
Accumulated impairment losses	—	(220)	(220)
	$1,029	$16	$1,045
(1)    Excludes goodwill of $36 million associated with Donlen that was classified as held for sale as of December 31, 2020. See Note 3, "Divestitures," for additional information.

(In millions)	Americas RAC segment	International RAC segment	Total(1)
Balance as of January 1, 2020
Goodwill	$1,029	$236	$1,265
Accumulated impairment losses	—	(218)	(218)
	1,029	18	1,047
Goodwill disposal and other changes during the period	—	(2)	(2)
	—	(2)	(2)
Balance as of December 31, 2020
Goodwill	1,029	236	1,265
Accumulated impairment losses	—	(220)	(220)
	$1,029	$16	$1,045
(1)Excludes goodwill of $36 million associated with Donlen that was classified as held for sale as of December 31, 2020. See Note 3, "Divestitures," for additional information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets, Net

Intangible assets, net, consists of the following major classes:

	December 31, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$269	$(269)	$—
Concession rights	408	(405)	3
Technology-related intangibles	359	(271)	88
Other(1)	48	(45)	3
Total	1,084	(990)	94
Indefinite-lived intangible assets:
Tradenames(2)	2,794	—	2,794
Other(3)	24	—	24
Total	2,818	—	2,818
Total intangible assets, net	$3,902	$(990)	$2,912

	December 31, 2020(4)
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$269	$(269)	$—
Concession rights	408	(365)	43
Technology-related intangibles	355	(228)	127
Other(1)	48	(44)	4
Total	1,080	(906)	174
Indefinite-lived intangible assets:
Tradenames(2)	2,794	—	2,794
Other(3)	24	—	24
Total	2,818	—	2,818
Total intangible assets, net	$3,898	$(906)	$2,992
(1)    Other amortizable intangible assets primarily include reacquired franchise rights.
(2)    As of December 31, 2021 and 2020, $2.2 billion was recorded in the Company's Americas RAC segment and $600 million in the Company's International RAC segment.
(3)    Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.
(4)    Excludes intangible assets associated with Donlen that were classified as held for sale as of December 31, 2020. See Note 3, "Divestitures," for additional information.

	Years Ended December 31,
(In millions)	2021	2020	2019
Amortization of intangible assets	$88	$96	$81

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company's expected amortization expense based on its amortizable intangible assets as of December 31, 2021:

(In millions)
2022	$41
2023	24
2024	17
2025	6
2026	2
After 2026	4
Total expected amortization expense	$94

Note 6—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of December 31, 2021 and 2020. The table and disclosures below exclude debt associated with Donlen that was classified as held for sale as of December 31, 2020. See Note 3, "Divestitures," for additional information.

Facility	Weighted-Average Interest Rate as of December 31, 2021	Fixed or Floating Interest Rate	Maturity	December 31, 2021	December 31, 2020
Non-Vehicle Debt
Term B Loan	3.75%	Floating	6/2028	$1,294	$—
Term C Loan	3.75%	Floating	6/2028	245	—
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	—
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	—
First Lien RCF	N/A	Floating	6/2026	—	—
Other Non-Vehicle Debt(1)	8.49%	Fixed	Various	16	18
Senior Secured Superpriority Debtor-in-Possession Credit Agreement	N/A	N/A	N/A	—	250
Unamortized Debt Issuance Costs and Net (Discount) Premium				(69)	(25)
Total Non-Vehicle Debt Not Subject to Compromise				2,986	243
Non-Vehicle Debt Subject to Compromise(2)
Senior Term Loan	N/A	N/A	N/A	—	656
Senior RCF	N/A	N/A	N/A	—	615
Senior Notes(2)	N/A	N/A	N/A	—	2,700
Senior Second Priority Secured Notes	N/A	N/A	N/A	—	350
Promissory Notes	N/A	N/A	N/A	—	27
Alternative Letter of Credit Facility(3)	N/A	N/A	N/A	—	114
Senior RCF Letter of Credit Facility	N/A	N/A	N/A	—	17
Unamortized Debt Issuance Costs and Net (Discount) Premium				—	(36)
Total Non-Vehicle Debt Subject to Compromise				—	4,443
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(4)	1.62%	Floating	6/2023	2,813	—

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility	Weighted-Average Interest Rate as of December 31, 2021	Fixed or Floating Interest Rate	Maturity	December 31, 2021	December 31, 2020
HVF III Series 2021-A Class B(4)	3.65%	Fixed	6/2023	188	—
				3,001	—

HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(4)	1.66%	Fixed	12/2024	2,000	—
HVF III Series 2021-2(4)	2.12%	Fixed	12/2026	2,000	—
				4,000	—

HVF II U.S. ABS Program
HVF II U.S. Vehicle Variable Funding Notes
HVF II Series 2013-A(5)	N/A	N/A	N/A	—	1,940
				—	1,940
HVF II U.S. Vehicle Medium Term Notes
HVF II Series 2015-3	N/A	N/A	N/A	—	163
HVF II Series 2016-2	N/A	N/A	N/A	—	263
HVF II Series 2016-4	N/A	N/A	N/A	—	187
HVF II Series 2017-1	N/A	N/A	N/A	—	199
HVF II Series 2017-2	N/A	N/A	N/A	—	164
HVF II Series 2018-1	N/A	N/A	N/A	—	468
HVF II Series 2018-2	N/A	N/A	N/A	—	94
HVF II Series 2018-3	N/A	N/A	N/A	—	95
HVF II Series 2019-1	N/A	N/A	N/A	—	330
HVF II Series 2019-2	N/A	N/A	N/A	—	354
HVF II Series 2019-3	N/A	N/A	N/A	—	352
				—	2,669
Vehicle Debt - Other
European Vehicle Notes(6)	N/A	N/A	N/A	—	888
European ABS(4)	1.80%	Floating	10/2023	395	263
Hertz Canadian Securitization(4)	2.49%	Floating	1/2023	191	53
Australian Securitization(4)	1.66%	Floating	4/2022	128	97
New Zealand RCF	3.49%	Floating	6/2022	39	35
U.K. Financing Facility	3.68%	Floating	1/2022-12/2024	98	105
U.K. Toyota Financing Facility	2.20%	Floating	2/2022-2/2023	9	—
Other Vehicle Debt	2.89%	Floating	1/2022-12/2024	93	37
				953	1,478
Unamortized Debt Issuance Costs and Net (Discount) Premium				(33)	(63)
Total Vehicle Debt Not Subject to Compromise				7,921	6,024
Total Debt Not Subject to Compromise				$10,907	$6,267
N/A - Not applicable
(1)Other non-vehicle debt is primarily comprised of $12 million in capital lease obligations.
(2)Reference to the "Senior Notes" includes the series of Hertz's unsecured senior notes set forth in the table below which were included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020. On the Effective Date, in

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
accordance with the Plan of Reorganization, the Senior Notes were repaid in full and terminated. On July 1, 2021, Wells Fargo Bank, National Association, as indenture trustee for the Senior Notes, filed a complaint against Hertz and certain of its subsidiaries requesting declaratory judgement that additional amounts are owed with respect to certain premiums and post-petition interest with respect to the Senior Notes. Hertz disputes that any such amounts are owed and on August 2, 2021 filed a motion to dismiss the complaint. On December 23, 2021, the Company's motion to dismiss was granted by the Bankruptcy Court. See Note 14, "Contingencies and Off-Balance Sheet Commitments," for additional information.

(In millions)	Outstanding Principal
Senior Notes	December 31, 2021	December 31, 2020
6.250% Senior Notes due October 2022	$—	$500
5.500% Senior Notes due October 2024	—	800
7.125% Senior Notes due August 2026	—	500
6.000% Senior Notes due January 2028	—	900
	$—	$2,700
(3)    Includes default interest as of December 31, 2020.
(4)    Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness originally expect the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full.
(5)    Includes default interest as of December 31, 2020, which was comprised of an increase in the contractual spread.
(6)    References to the "European Vehicle Notes" include the series of Hertz Holdings Netherlands B.V.'s, an indirect wholly-owned subsidiary of Hertz organized under the laws of the Netherlands ("Hertz Netherlands"), unsecured senior notes (converted from Euros to U.S. Dollars at a rate of 1.22 to 1 as of December 31, 2020) set forth in the table below. On the Effective Date, in accordance with the Plan of Reorganization, the European Vehicle Notes were repaid in full and cancelled.

(In millions)	Outstanding Principal
European Vehicle Notes	December 31, 2021	December 31, 2020
4.125% Senior Notes due October 2021	$—	$276
5.500% Senior Notes due March 2023	—	612
	$—	$888

Chapter 11 and Emergence

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the Company reclassified certain of its non-vehicle debt instruments, net of deferred financing costs, discounts and premiums, as applicable, to liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020.

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Debtors’ obligations under the Senior Term Loan, the Senior RCF, the Letter of Credit Facility and the Alternative Letter of Credit Facility. Additionally, the filing triggered defaults, termination events and/or amortization events under certain obligations of (i) Hertz International Limited ("HIL"), Hertz Netherlands and the direct and indirect subsidiary companies located outside of the U.S. and Canada (collectively the "International Subsidiaries"), some of which were waived or amended subject to certain time limitations, and (ii) HVF, HVF II, and certain other vehicle financing subsidiaries (collectively the "Non-Debtor Financing Subsidiaries").

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Non-Vehicle Debt

First Lien Credit Agreement

Pursuant to the Plan of Reorganization, on the Effective Date, Hertz entered into a credit agreement (the "First Lien Credit Agreement") that provides for the following:
•Term B Loan for term loans in an aggregate principal amount of $1.3 billion;
•Term C Loan for term loans that are available to cash collateralize letters of credit in an aggregate principal amount of $245 million; and
•the First Lien RCF for revolving loans and letters of credit up to an aggregate principal amount of $1.3 billion.

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

Term B Loan and Term C Loan (collectively, the "Term Loans"): The Term Loans bear interest based on an alternate base rate as per the First Lien Credit Agreement or adjusted LIBOR, in each case plus an applicable margin of (i) 2.25% in the case of the alternate base rate, or (ii) 3.25% in the case of the adjusted LIBOR. In each case, the margin may change depending on Hertz's consolidated total corporate leverage ratio, as defined in the First Lien Credit Agreement (the "Total Corporate Leverage Ratio"). The Term Loans include provisions for a transition to an alternative benchmark index other than LIBOR. The First Lien Credit Agreement requires the Term B Loan to be repaid in quarterly installments of $3.3 million per quarter beginning on September 30, 2021 until maturity. The Term Loans mature on June 30, 2028.

First Lien RCF: The First Lien RCF bears interest, at a benchmark rate plus spread. Loans under the facility are available in various currencies including USD, Eurodollar, Australian dollar, Canadian dollar and Sterling. Benchmark rates for the relevant currencies include, the relevant LIBOR rate, the Prime rate, the Bank Bill Swap Reference Bid Rate for Australian dollars, Canadian prime rate, an adjusted Canadian Dollar Offered Rate ("CDOR") or the Daily Simple Sterling Overnight Index Average ("SONIA"). ABR Loans and Canadian Prime Rate Loans, as defined under the First Lien Credit Agreement, bear interest at the relevant benchmark rate plus an initial applicable margin of 2.50%. The First Lien RCF includes provisions for a transition to an alternative benchmark index other than LIBOR. The margin for Euro currency Loans (including USD loans), SONIA loans and Canadian dollar BA Equivalent Loans, as defined in the First Lien Credit Agreement, is dependent upon the Company's Consolidated Total Corporate Leverage Ratio, as defined under the First Lien Credit Agreement. As of December 31, 2021, that margin was 3.00%. In each case, the margin may change depending on Hertz’s Total Corporate Leverage Ratio. The First Lien RCF matures on June 30, 2026.

2021 Senior Notes

In November 2021, Hertz issued $1.5 billion of unsecured senior notes consisting of $500 million Senior Notes Due 2026 and $1.0 billion Senior Notes Due 2029. The Senior Notes Due 2026 and the Senior Notes Due 2029 are Hertz's senior unsecured obligations and are guaranteed by each of Hertz’s direct and indirect U.S. subsidiaries that are guarantors under the First Lien Credit Agreement. Proceeds from the issuance of the Senior Notes Due 2026 and the Senior Notes Due 2029 were contributed to Hertz Global through a dividend distribution from Hertz to repurchase all outstanding shares of Hertz Global's Series A Preferred Stock. See Note 16, "Equity and Mezzanine Equity – Hertz Global."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIP Credit Agreement

On October 29, 2020, the Bankruptcy Court entered an order authorizing the Debtors to obtain certain debtor-in-possession financing (the "DIP Order"). In accordance with the Bankruptcy Court’s order, on October 30, 2020, Hertz, as borrower, and Hertz Global and certain of its subsidiaries located in the U.S. and Canada, in each case that were debtors in the Chapter 11 Cases, as guarantors (collectively, the "DIP Debtors"), entered into the DIP Credit Agreement. The DIP Credit Agreement provided for DIP Loans, of which (i) up to $1.0 billion could be used as equity for new interim fleet financing, which gave the DIP Debtors the ability to replenish their vehicle fleet, and (ii) up to $800 million could be used for working capital and general corporate purposes and had limited covenants and events of default, including one milestone that required the filing of a plan of reorganization by August 1, 2021.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Vehicle Debt

HVF III U.S. ABS Program

In June 2021, Hertz established a securitization platform, the HVF III U.S. ABS Program, to facilitate its financing activities relating to vehicles used by Hertz in the U.S. daily vehicle rental operations. HVF III, a wholly-owned, special-purpose and bankruptcy remote subsidiary of Hertz, is the issuer of variable funding notes and medium term notes under the HVF III U.S. ABS Program. HVF III entered into a base indenture that permits it to issue term and variable funding rental car asset-backed securities, secured by a collateral pool consisting primarily of the rental vehicles used in the Company's U.S. vehicle rental operations and the related incentive and repurchase program vehicle receivables. Within each series of HVF III U.S. Vehicle Medium Term Notes, the issued notes are subordinated based on class.

Pursuant to the Plan of Reorganization, in June 2021, HVF III issued Series 2021-A Variable Funding Rental Car Asset Backed Notes (the "Series 2021-A Notes"), the Series 2021-1 Fixed Rate Rental Car Asset Backed Notes (the "Series 2021-1 Notes") and the Series 2021-2 Fixed Rate Rental Car Asset Backed Notes (the "Series 2021-2 Notes" and, together with the Series 2021-A Notes and the Series 2021-1 Notes, the “HVF III Series 2021 Notes”).

HVF III Series 2021-A Notes: In June 2021, Hertz issued the Series 2021-A Class A Notes with a maximum principal amount of up to $2.8 billion. In December 2021, Hertz issued the Series 2021-A Class B Notes with a maximum principal amount of up to $188 million. The HVF III Series 2021- A Notes have a maturity date of June 2023.

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

In June 2021, in connection with the issuance of the HVF III Series 2021 Notes, Hertz entered into a new Master Motor Vehicle Operating Lease and Servicing Agreement (the “Operating Lease”) among HVF III, as lessor, Hertz, as a lessee, servicer and guarantor, DTG Operations, Inc., a wholly-owned subsidiary of the Company, as a lessee and other permitted lessees (together with Hertz and DTG Operations, Inc., the "Lessees"), pursuant to which HVF III will lease vehicles to the Lessees.

Proceeds received upon issuance from the HVF III Series 2021 Notes were used to fund the purchases of certain vehicles and for the repayment in full of (i) approximately $3.5 billion in aggregate outstanding principal of notes issued by HVF II, as described below, and (ii) approximately $2.2 billion in aggregate outstanding principal of notes issued by Hertz Vehicle Interim Financing, a direct wholly-owned bankruptcy remote subsidiary of Hertz ("HVIF"). The manufacturer rebates associated with HVF and HVIF were transferred to HVF III as part of the purchase agreements with HVF and HVIF. Any remaining funds are expected to be used for the future purchase or refinancing of vehicles to be leased under the Operating Lease.

HVF III Series 2022 Notes

In January 2022, Hertz issued the Series 2022-1 Notes and the Series 2022-2 Notes in an aggregate principal amount of $1.5 billion. Proceeds from the issuance of the Series 2022-1 Notes and the Series 2022-2 Notes will be used to repay amounts outstanding on the Series 2021-A Notes. Any remaining funds are expected to be used for the future purchase or refinancing of vehicles to be leased under the Operating Lease.

HVF III Series 2022-1 Notes: In January 2022, Hertz issued the Series 2022-1 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $750 million. There is subordination within the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Series 2022-1 Notes based on class. An affiliate of HVF III purchased the Class D Notes, and as a result approximately $98 million of the aggregate principal amount is eliminated in consolidation.

HVF III Series 2022-2 Notes: In January 2022, Hertz issued the Series 2022-2 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $750 million. There is subordination within the Series 2022-2 Notes based on class. An affiliate of HVF III purchased the Class D Notes, and as a result approximately $98 million of the aggregate principal amount is eliminated in consolidation.

HVF II U.S. ABS Program

On the Effective Date, in accordance with the Plan of Reorganization, all HVF II U.S. Vehicle Medium Term Notes and HVF II U.S Vehicle Variable Funding Notes were paid in full and terminated. Any and all outstanding Bankruptcy Court orders and other agreements relating to HVF II were terminated on the Effective Date as a result of the termination of the notes.

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

In December 2021, the European ABS was amended to increase the aggregate maximum borrowings to €750 million and to extend the maturity to October 2023. In connection with the amendment, Hertz entered into a performance guarantee with respect to certain obligations of certain of its subsidiaries in their capacities as lessees, servicers and administrators under the European ABS.

Hertz Canadian Securitization

On January 27, 2021, TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, entered into the Funding LP Series 2021-A Notes which provides for aggregate maximum borrowings of CAD$350 million on a revolving basis, subject to availability under the borrowing base limitation. The initial draw was used, in part, to pay the outstanding obligations under the Funding LP Series 2015-A Notes, including any unpaid default interest. As a result of the payoff of the Funding LP Series 2015-A Notes, the Hertz Canadian Securitization amortization event ceased to exist.

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

An amortization event that would have arisen under the Australian Securitization as a result of the filing of the Chapter 11 Cases was waived in May 2020, and in June 2021, such waiver was superseded by an amendment of the Australian Securitization. The terms of the amended Australian Securitization provide for aggregate maximum borrowings of AUD$210 million and extend the maturity to April 2022. In accordance with the Plan of Reorganization, the guarantees provided by Hertz relating to the restructured Australian Securitization, including all contingent claims in respect of such guarantees, were fully released on the Effective Date.

In January 2022, the Australian Securitization was amended to increase the aggregate maximum borrowings to AUD$250 million and to extend the maturity to April 2024.

New Zealand RCF

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

U.K. Financing Facility

Events of default that would have arisen under the U.K. Financing Facility as a result of filing the Chapter 11 Cases were waived in May 2020 (as amended from time to time), and, in April 2021, such waivers were superseded by a comprehensive restructuring of the U.K. Financing Facility. The terms of the restructured U.K. Financing Facility provide for aggregate maximum borrowings of £100 million and extend the maturity to April 2022. In accordance with the Plan of Reorganization, guarantees provided by Hertz relating to the restructured U.K. Financing Facility, including all contingent claims in respect of such guarantees, were fully released on the Effective Date.

U.K. Toyota Financing Facility

In May 2021, Hertz U.K. Limited entered into the U.K. Toyota Financing Facility to finance the acquisition of certain motor vehicles which provides for aggregate maximum borrowings of £10 million maturing, upon extension, in June 2022.

Loss on Extinguishment of Debt

The Company incurred losses in the form of early redemption premiums and/or the write-off of deferred financing costs associated with certain redemptions, terminations and waiver agreements. Loss on extinguishment of debt is presented in Reorganization items, net, unless otherwise noted in the table below, in the accompanying consolidated statements of operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table reflects the amount of loss for each respective redemption/termination:

	Years Ended December 31,
Redemption/Termination (in millions)	2021	2020	2019
Non-Vehicle Debt
HIL Credit Agreement(1)	$8	$—	$—
Second HIL Credit Agreement	5	—	—
Total Non-Vehicle Debt	13	—	—
Non-Vehicle Debt (subject to compromise)
Senior Term Loan	16	—	—
Senior RCF	22	—	—
Senior Notes	29	—	—
Senior Second Priority Secured Notes(2)	4	—	39
Promissory Notes	2	—	—
Alternative Letter of Credit Facility	7	—	—
Letter of Credit Facility	8	—	—
5.875% Senior Notes due 2020(2)	—	—	2
7.375% Senior Notes due 2021(2)	—	—	2
Total Non-Vehicle Debt (subject to compromise)	88	—	43
Vehicle Debt
HVF II U.S. Vehicle Variable Funding Notes	9	—	—
HVF II U.S. Vehicle Medium Term Notes	39	—	—
HVIF II Series 2020-1	21	—	—
European Vehicle Notes	29	—	—
European ABS(3)	—	5	—
Total Vehicle Debt	98	5	—
Total Loss on Extinguishment of Debt	$199	$5	$43
(1)    The loss on extinguishment is recorded in non-vehicle interest expense, net in the accompanying consolidated income statement for the year ended December 31, 2021.
(2)    The loss on extinguishment incurred in 2019 was recorded in non-vehicle interest expense, net in the accompanying consolidated income statement for the year ended December 31, 2019.
(3)    The loss on extinguishment was recorded in vehicle interest expense, net in the accompanying consolidated income statement for the year ended December 31, 2020.

Maturities

As of December 31, 2021, the nominal amounts of maturities of debt for each of the years ending December 31 are as follows:

(In millions)	2022	2023	2024	2025	2026	After 2026
Non-Vehicle Debt	$20	$20	$15	$13	$513	$2,474
Vehicle Debt	311	3,617	2,026	—	2,000	—
Total	$331	$3,637	$2,041	$13	$2,513	$2,474

The Company has reviewed its debt facilities and determined that it is probable that the Company will be able, and has the intent, to refinance these facilities at such times as the Company determines appropriate prior to their respective maturities.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Borrowing Capacity and Availability

Borrowing capacity and availability comes from the Company's revolving credit facilities, which are a combination of variable funding asset-backed securitization facilities, cash-flow based revolving credit facilities, asset-based revolving credit facilities and the First Lien RCF. Creditors under each such asset-backed securitization facility and asset-based revolving credit facility have a claim on a specific pool of assets as collateral. With respect to each such asset-backed securitization facility and asset-based revolving credit facility, the Company refers to the amount of debt it can borrow given a certain pool of assets as the borrowing base.

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

The following facilities were available to the Company as of December 31, 2021 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$925	$925
Total Non-Vehicle Debt	925	925
Vehicle Debt
HVF III Series 2021-A	—	—
European ABS	456	—
Hertz Canadian Securitization	82	—
Australian Securitization	24	—
U.K. Financing Facility	37	—
U.K. Toyota Financing Facility	5	—
New Zealand RCF	2	—
Total Vehicle Debt	606	—
Total	$1,531	$925

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

As of December 31, 2021, there were outstanding standby letters of credit totaling $591 million comprised primarily of $245 million issued under the Term C Loan and $330 million were issued under the First Lien RCF. As of December 31, 2021, there remains no capacity to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to support the Company's insurance programs, vehicle rental

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
concessions and leaseholds as well as to provide credit enhancement for its asset-backed securitization facilities. As of December 31, 2021, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary, therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying consolidated financial statements. As of December 31, 2021 and 2020, IFF No. 2 had total assets of $734 million and $464 million, respectively, comprised primarily of loans receivable, and total liabilities of $733 million and $464 million, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenant subsequent to the expiration of the Relief Period which expired effective as of September 30, 2021: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. The financial covenant disclosed above was effective beginning in the third quarter of 2021. As of December 31, 2021, Hertz was in compliance with the First Lien Ratio.

In addition to financial covenants, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interest for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of December 31, 2021, the Company was in compliance with all covenants in the First Lien Credit Agreement.

Accrued Interest

As of December 31, 2021 and 2020, accrued interest was $12 million and $136 million, respectively, which is included in accrued liabilities in the accompanying consolidated balance sheets. There was $70 million of accrued interest included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020 related to the filing of the Chapter 11 Cases as disclosed above.

Restricted Net Assets

As a result of the contractual restrictions on Hertz and certain of its subsidiaries' ability to pay dividends (directly or indirectly) under various terms of its debt, as of December 31, 2021, the restricted net assets of the subsidiaries of Hertz and Hertz Global exceed 25% of their total consolidated net assets, respectively.

Note 7—Employee Retirement Benefits

The Company sponsors multiple domestic and international employee retirement benefit plans where benefits are based upon years of service and compensation. The Hertz Corporation Account Balance Defined Benefit Pension Plan (the “Hertz Retirement Plan”) is a U.S. cash balance plan, which was amended in 2014 to permanently

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
discontinue future benefit accruals and participation under the plan for non-union employees. The majority of union employees have since discontinued participation in the Hertz Retirement Plan as the result of collective bargaining. Some of the Company’s international subsidiaries have defined benefit retirement plans or participate in various insured or multiemployer plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans. The Company's benefit plans are generally funded, except for certain non-qualified U.S. defined benefit plans and in Germany, France and Italy, where unfunded liabilities are recorded. The Company also sponsors defined contribution plans for certain eligible U.S. and non-U.S. employees, where contributions are matched based on specific guidelines in the plans. Accordingly, the Company sponsors postretirement health care and life insurance benefits for a limited number of employees with hire dates prior to January 1, 1990.

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

Actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, significant differences in actual experience or significant changes in assumptions would affect the Company's pension costs and obligations. The Company recognizes an asset for each over-funded plan and a liability for each underfunded plan in the consolidated balance sheets. Pension plan liabilities are revalued annually based on updated assumptions and information about the individuals covered by the plan. For pension plans, if accumulated actuarial gains and losses are in excess of a 10 percent corridor, the excess is amortized on a straight-line basis over the average remaining service period of active participants. Prior service cost is amortized on a straight-line basis from the date recognized over the average remaining service period of active participants, when applicable.

Additionally, the Company previously sponsored the Hertz Corporation Benefit Equalization Plan ("BEP") and the Hertz Corporation Supplemental Executive Retirement Plans (together with the BEP, the "Supplemental Plans"). The Supplemental Plans were rejected in the Company's Chapter 11 Cases and terminated in connection with the Plan of Reorganization. As a result, participants in the Supplemental Plans were no longer entitled to benefit payments and were considered general creditors of the Company. As of December 31, 2020, the Company classified $24 million of its U.S. pension benefit obligation as liabilities subject to compromise in its accompanying consolidated balance sheet which were paid through the claim settlement process in 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan and other U.S. based retirement plans, other postretirement benefit plans including health care and life insurance plans covering domestic (i.e., U.S.) employees and the retirement plans for international operations (“Non-U.S.”), together with amounts included in the accompanying consolidated balance sheets and statements of operations:

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
(In millions)	2021	2020	2021	2020	2021	2020
Change in Benefit Obligation
Benefit obligation as of January 1	$522	$559	$340	$286	$12	$12
Service cost	—	—	1	1	—	—
Interest cost	12	15	4	5	1	—
Plan curtailments	—	(2)	—	—	—	—
Plan settlements	(26)	(88)	(6)	(5)	—	—
Benefits paid	(27)	(3)	(5)	(6)	(1)	(1)
Foreign currency exchange rate translation	—	—	(7)	17	—	—
Actuarial (gain) loss	(16)	41	(20)	42	—	1
Benefit obligation as of December 31(1)	$465	$522	$307	$340	$12	$12
Change in Plan Assets
Fair value of plan assets as of January 1	$488	$503	$258	$228	$—	$—
Actual return gain on plan assets	9	74	4	28	—	—
Company contributions	24	2	5	4	1	1
Plan settlements	(26)	(88)	(6)	(5)	—	—
Benefits paid	(27)	(3)	(5)	(6)	(1)	(1)
Foreign currency exchange rate translation	—	—	(1)	9	—	—
Fair value of plan assets as of December 31	$468	$488	$255	$258	$—	$—
Funded Status of the Plan
Plan assets less than benefit obligation	$3	$(34)	$(52)	$(82)	$(12)	$(12)
(1)    As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," participants of the Supplemental Plans were no longer entitled to benefit payments as of December 31, 2020 and were considered general creditors of the Company. As such, the Company classified $24 million of its U.S. pension benefit obligation as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020.

In 2021, discount rates increased, resulting in actuarial gains for the U.S. and Non-U.S. pension and postretirement plans. In addition, the Non-U.S. pension plans were revalued on new census data in 2021 resulting in an additional gain, which was mostly offset by a loss from an increase in the inflation assumption.

In 2020, discount rates decreased, resulting in actuarial losses for the U.S. and Non-U.S. pension and postretirement plans. In addition, an increase in the inflation assumption in 2020 resulted in an actuarial loss in the Non-U.S. pension plan.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
($ in millions)	2021	2020	2021	2020	2021	2020
Amounts recognized in balance sheets:
Prepaid expenses and other assets	$3	$—	$30	$14	$—	$—
Accrued liabilities	—	(34)	(82)	(96)	(12)	(12)
Net obligation recognized in the balance sheets	$3	$(34)	$(52)	$(82)	$(12)	$(12)

Prior service credit	$—	$—	$(2)	$(2)	$—	$—
Net gain (loss)	(28)	(47)	(72)	(93)	—	(1)
Accumulated other comprehensive income (loss)	(28)	(47)	(74)	(95)	—	(1)
Funded/(Unfunded) accrued pension or postretirement benefit	31	13	22	13	(12)	(11)
Net obligation recognized in the balance sheets	$3	$(34)	$(52)	$(82)	$(12)	$(12)

Total recognized in other comprehensive (income) loss	$(20)	$(26)	$(21)	$23	$(1)	$1
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(14)	$(20)	$(20)	$25	$(1)	$1
Accumulated Benefit Obligation as of December 31(1)	$465	$522	$306	$338	N/A	N/A

Weighted-average assumptions as of December 31
Discount rate	2.7%	2.3%	1.7%	1.4%	2.2%	2.3%
Expected return on assets	4.5%	4.5%	3.0%	3.0%	N/A	N/A
Average rate of increase in compensation	4.3%	4.3%	2.1%	2.1%	N/A	N/A
Interest crediting rate	3.8%	3.8%	N/A	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	5.6%	5.5%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	4.0%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	25	18
N/A - Not applicable
(1)    As a result of filing of the Chapter 11 Cases, as disclosed in Note 1, "Background," participants of the Supplemental Plans were no longer entitled to benefit payments as of December 31, 2020 and were considered general creditors of the Company. As such, the Company classified $24 million of its U.S. pension benefit obligation as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020.

The discount rate used to determine the December 31, 2021 and 2020 benefit obligations for U.S. pension plans was based on the rate from the Mercer Pension Discount Curve-Above Mean Yield that is appropriate for the duration of the Company's plan liabilities. For its plans outside the U.S., the discount rate reflected the market rates for an optimized subset of high-quality corporate bonds currently available with the discount rate in a country determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches its plan.

The expected return on plan assets for each funded plan is based on expected future investment returns considering the target investment mix of plan assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the net periodic pension and postretirement (including health care, life insurance and auto) expense charged to net income (loss). The components of net periodic pension expense (benefit), other than service cost, were included in other (income) expense, net in the accompanying consolidated statements of operations.

	Pension Benefits						Postretirement Benefits (U.S.)
	U.S.			Non-U.S.
	Years Ended December 31,
($ in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Components of Net Periodic Pension and Postretirement Expense (Benefit)
Service cost	$—	$—	$—	$1	$1	$1	$—	$—	$—
Interest cost	12	15	21	4	5	6	1	—	—
Expected return on plan assets	(18)	(20)	(22)	(7)	(7)	(9)	—	—	—
Net amortizations	—	2	6	2	1	1	—	—	—
Settlement loss	12	9	5	1	2	—	—	—	—
Net pension and postretirement expense (benefit)	$6	$6	$10	$1	$2	$(1)	$1	$—	$—
Weighted-average discount rate for expense (January 1)	2.2%	3.1%	4.2%	1.4%	1.9%	2.7%	1.9%	3.2%	4.2%
Weighted-average assumed long-term rate of return on assets (January 1)	4.5%	4.8%	6.3%	3.0%	3.2%	4.8%	N/A	N/A	N/A
Weighted-average interest crediting rate for expense	3.8%	3.8%	3.8%	N/A	N/A	N/A	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.5%	5.8%	6.1%
Ultimate health care cost trend rate (rate to which cost trend is expected to decline)	N/A	N/A	N/A	N/A	N/A	N/A	4.5%	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	N/A	N/A	25	18	19
N/A - Not applicable

The net of tax loss in accumulated other comprehensive income (loss) as of December 31, 2021 and 2020 relating to pension benefits of the Hertz Retirement Plan was $88 million and $122 million, respectively.

The provisions charged to net income (loss) for the years ended December 31, 2021, 2020 and 2019 for all other pension plans were approximately $5 million, $6 million and $11 million, respectively.

The provisions charged to net income (loss) for the years ended December 31, 2021, 2020 and 2019 for the defined contribution plans were approximately $16 million, $11 million and $27 million, respectively.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The U.S. Plan

The U.S. Plan (the “Plan”) has a target asset allocation mix of 70% in investments intended to hedge the impact of capital market movements ("Immunizing Portfolio Investments"), comprised primarily of fixed income securities, and 30% in investments intended to earn more than the pension liability growth over the long-term ("Growth Portfolio Investments"). The Growth Portfolio Investments are primarily invested in passively managed equity funds, international and emerging market funds that are actively managed and non-investment grade fixed income funds. The overall strategy and the Immunizing Portfolio Investments are managed by professional investment managers. The investments within these asset classes are diversified in order to minimize the risk of large losses. The Plan assumes a 4.5% expected long-term annual weighted-average rate of return on assets.

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

(In millions)	December 31, 2021			December 31, 2020
Asset Category	Level 1	Level 2	Measured at NAV(1)	Level 1	Level 2	Measured at NAV(1)
Cash	$5	$—	$—	$6	$—	$—
Short Term Investments	—	27	—	—	28	—
Equity Funds(2):
U.S. Large Cap	—	59	—	—	66	—
U.S. Small Cap	—	7	—	—	11	—
International Large Cap	—	28	—	—	36	—
International Small Cap	—	5	—	—	7	—
International Emerging Markets	—	6	6	—	6	9
Fixed Income Securities:
U.S. Treasuries	—	24	—	—	18	—
Corporate Bonds	—	247	—	—	245	—
Government Bonds	—	12	—	—	9	—
Municipal Bonds	—	10	—	—	10	—
Derivatives - Interest Rate	3	2	—	3	—	—
Non-Investment Grade Fixed Income(2)	—	27	—	—	34	—
Total fair value of pension plan assets	$8	$454	$6	$9	$470	$9
(1)    Includes certain investments where the fair value measurement utilizes the net asset value ("NAV") and as such, are not classified in the fair value levels above.
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

The Company's U.K. Plan comprises $248 million of the $255 million in fair value of Non-U.S. plan assets as of December 31, 2021 and comprises $251 million of the $258 million in fair value of Non-U.S. plan assets as of December 31, 2020. The fair value measurements of the Company's U.K. Plan assets are based upon inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable (Level 1) and significant observable inputs that reflect quoted prices for similar assets or liabilities in active markets (Level 2). The fair value measurements of the U.K. Plan assets relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31, 2021			December 31, 2020
Asset Category	Level 1	Level 2	Measured at NAV(1)	Level 1	Level 2	Measured at NAV(1)
Actively Managed Multi-Asset Funds:
Diversified Growth Funds(2)	$—	$37	$—	$—	$39	$—
Multi Asset Credit	—	—	38	—	—	37
Passive Equity Funds:
U.K. Equities(2)	—	12	—	—	12	—
Overseas Equities(2)	—	14	—	—	14	—
Passive Bond Funds:
Corporate Bonds	—	27	—	—	27	—
Liability Driven Investments(2)	—	96	—	—	98	—
Liquidity Fund	24	—	—	24	—	—
Total fair value of pension plan assets	$24	$186	$38	$24	$190	$37
(1)    Includes certain investments where the fair value measurement utilizes NAV and as such, are not classified in the fair value levels above.
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

Contributions

The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, the Company makes contributions beyond those legally required. In 2021 and 2020, the Company did not make any cash contributions to its U.S. qualified pension plan.

In 2021 and 2020, the Company made contributions to its U.S. non-qualified pension plans of $24 million and $2 million, respectively. The Company made discretionary contributions of $3 million to its U.K. Plan during each of the years ended December 31, 2021 and 2020.

The Company does not anticipate contributing to the U.S. qualified pension plan during 2022. The Company does not anticipate contributing any significant amounts to the U.K. Plan and anticipates contributing $2 million to its other international plans during 2022. The level of 2022 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Estimated Future Benefit Payments

The following table presents estimated future benefit payments:

(In millions)	Pension Benefits	Postretirement Benefits (U.S.)
2022	$33	$3
2023	33	1
2024	35	1
2025	36	1
2026	39	1
2027 to 2031	206	3
	$382	$10

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

Amounts accrued for benefit payments under the Company's multiemployer pension plans of $20 million represent the net present value of the projected liabilities from withdrawal claims as of December 31, 2021. The Company's participation in multiemployer plans is outlined in the table below. For plans that are not individually significant to the Company, the total amount of contributions is presented in the aggregate.

	EIN /Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending /Implemented(1)	Contributions by The Hertz Corporation (In millions)			Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
Pension Fund		2021	2020		2021	2020	2019
Western Conference of Teamsters	91-6145047	Green	Green	N/A	$4	$5	$8	N/A	2/28/2022
Other Plans					1	2	4
Total Contributions					$5	$7	$12
N/A    Not applicable
(1)    Indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded on the books at the Hertz level.

2021 Omnibus Incentive Plan

During the fourth quarter of 2021, Hertz Global's Board approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan"). The 2021 Omnibus Plan is intended to satisfy the requirement as provided in the Plan of Reorganization to adopt a new management incentive equity plan. In accordance with the Plan of Reorganization, the Company is initially authorized to issue up to 62,250,055 shares of its common stock pursuant to awards granted under the 2021 Omnibus Plan. In addition, beginning on June 30, 2022, and ending on June 20, 2031 (an “Evergreen Date”), the total authorized shares under the 2021 Omnibus Plan will automatically increase by a number of shares equal to 2% of the total number of shares of the Company's common stock outstanding on the June 29th immediately preceding the applicable Evergreen Date. Notwithstanding the foregoing, the Company's Board may act prior to the Evergreen Date of a given year to provide that there will be no automatic increase for such year, or that the increase for such year will be a lesser number of shares. As of December 31, 2021, 56,840,434 shares of the Company's common stock are authorized and remain available for future grants under the 2021 Omnibus Plan.

During the year ended December 31, 2021, compensation expense of $7 million and a related income tax benefit of $2 million was recognized for grants made under the 2021 Omnibus Plan. As of December 31, 2021, there was $105 million of total unrecognized compensation cost expected to be recognized over the remaining 2.8 years, on a weighted average basis, of the requisite service period that began on the grant dates.

The 2021 Omnibus Plan provides for the award of stock options, stock appreciation rights ("SARs"), performance stock, PSUs, performance units ("PUs"), restricted stock, RSUs, share awards and deferred stock units to eligible recipients. Under the 2021 Omnibus Plan, the Compensation Committee of the Board (the "Compensation Committee") has the authority to determine the eligible recipients to whom awards may be granted, the types of awards and their terms or conditions.

Stock Options and SARs

The 2021 Omnibus Plan provides that stock option grants may be either incentive stock options or non-statutory stock options, however, the Company may not grant incentive stock options until such time as the plan has been approved by the Company's stockholders. Except in the case of replacement awards, stock options will have an exercise price per share that is no less than fair market value of the Company's common stock on the stock option grant date.

SARs may be granted to participants in tandem with stock options or on their own. Unless otherwise determined by the Compensation Committee at or after the grant date, tandem SARs will have substantially similar terms as the stock options with which they are granted. Generally, each SAR will entitle the participant upon exercise to an amount (in cash, shares or a combination of cash and shares, as determined by the Compensation Committee) equal to the product of (i) the excess of (A) the fair market value on the exercise date of one share of common stock, over (B) the strike price per share, times (ii) the number of shares of common stock covered by the SAR.

The Company accounts for stock options as equity-classified awards and recognizes compensation cost on a straight-line basis over the vesting period. The value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model that incorporates the assumptions noted in the following table.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company calculates the expected volatility based on the historical movement of its stock price.

Grants
Assumption	2021
Expected volatility	75%
Expected dividend yield	—%
Expected term (years)	6
Risk-free interest rate	1.19%
Weighted-average grant date fair value	$17.12

A summary of stock option activity under the 2021 Omnibus Plan as of December 31, 2021 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2021	—	$—	—	$—
Granted	3,682,215	26.17	—	—
Exercised	—	—	—	—
Forfeited or Expired	(3,360)	26.17	—	—
Outstanding as of December 31, 2021	3,678,855	26.17	9.9	—
Exercisable as of December 31, 2021	—	—	—	—
Non-vested as of December 31, 2021	3,678,855
Performance Stock Awards, Performance Stock Units and Performance Units

PSAs, PSUs and PUs granted under the 2021 Omnibus Plan will vest based on the achievement of predetermined performance goals over performance periods determined by the Compensation Committee or upon the occurrence of certain events, as determined by the Compensation Committee. PSAs are awards of common stock that are subject to forfeiture until predetermined performance conditions have been achieved. A PSU is a contractual right to receive a stated number of shares of common stock, or if provided by the Compensation Committee on or after the grant date, cash equal to the fair market value of such shares of common stock or any combination of shares of common stock and cash having an aggregate fair market value equal to such stated number of shares of common stock, which right is forfeitable until the achievement of predetermined performance conditions. PUs represent the right to receive a cash denominated award, payable in cash or shares of common stock or a combination thereof, and are forfeitable until the achievement of predetermined performance conditions.

As of December 31, 2021, there were no issued or outstanding grants of PSAs, PSUs or PUs under the 2021 Omnibus Plan.

Restricted Stock and Restricted Stock Units

Restricted stock and RSUs granted under the Omnibus Plan will vest based on a minimum period of service or the occurrence of events specified by the Compensation Committee. Restricted stock and RSUs are subject to forfeiture until vested. Compensation expense for RSUs is based on the grant date fair value, and is recognized ratably over the vesting period. For grants issued in 2021, the vesting period is three years except for 500,000 shares which will vest in the first half of 2022.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of RSU activity as of and for the year ended December 31, 2021 under the 2021 Omnibus Plan is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2021	—	$—	$—
Granted	1,727,406	26.17	—
Vested	—	—	—
Forfeited or Expired	(1,120)	26.17	—
Outstanding as of December 31, 2021	1,726,286	26.17	43

Additional information pertaining to RSU activity under the 2021 Omnibus Plan was as follows:

Years Ended December 31,
2021
Total fair value of awards that vested (in millions)	$—
Weighted-average grant-date fair value of awards	26.17

Deferred Stock Units

Each deferred stock unit granted under the 2021 Omnibus Plan represents a contractual right to receive a stated number of shares of common stock of the Company or if provided by the Compensation Committee in accordance with the 2021 Omnibus Plan on or after the grant date, cash equal to the fair value of such shares of common stock or any combination of shares of common stock and cash having an aggregate fair market value equal to such stated number of shares of common stock, on a specified future date. During the year ended December 31, 2021, there were approximately 24,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

2016 Omnibus Incentive Plan

On the Effective Date, in accordance with the Plan of Reorganization, all existing common stock and outstanding equity awards under the 2016 Omnibus Incentive Plan (the "2016 Omnibus Plan") were cancelled without any distribution, and the 2016 Omnibus Plan was deemed to be cancelled. As a result, the Company recognized $10 million related to the unrecognized portion of share-based compensation under the terminated 2016 Omnibus Plan in reorganization expense during the second quarter of 2021, which is reflected in the Company's consolidated statement of operations for the year ended December 31, 2021. See Note 21, "Reorganization Items, Net."

As amended, the 2016 Omnibus Plan contained 11,767,723 shares which were available to grant pursuant to the terms and conditions of the 2016 Omnibus Plan before its termination on the Effective Date.

A summary of the total compensation expense and associated income tax benefits recognized for the 2016 Omnibus Plan, including the cost of stock options, RSUs, PSUs and PSAs is as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019
Compensation expense (credit)	$3	$(2)	$18
Income tax provision (benefit)	(1)	—	(2)
Total	$2	$(2)	$16

As of December 31, 2021, there was no unrecognized compensation cost related to the 2016 Omnibus Plan as the plan was deemed cancelled on the Effective Date.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options and SARs

All stock options and SARs granted under the 2016 Omnibus Plan had a per-share exercise price of not less than the fair market value of one share of Hertz Global's common stock on the grant date. Stock options and SARs vested based on a minimum period of service or the occurrence of events (such as a change in control, as defined in the 2016 Omnibus Plan) specified by the Compensation Committee of the Board. No stock options or SARs were exercisable after a maximum of ten years from the grant date.

The Company accounted for stock options as equity-classified awards and recognized compensation cost on a straight-line basis over the vesting period. The value of each option award was estimated on the grant date using a Black-Scholes option valuation model that incorporated the assumptions noted in the following table. The Company calculated the expected volatility based on the historical movement of its stock price.

	Grants
Assumption	2021(1)	2020(1)	2019(2)
Expected volatility	—%	—%	68.5%
Expected dividend yield	—%	—%	—%
Expected term (years)	0	0	7
Risk-free interest rate	—%	—%	1.93%
Weighted-average grant date fair value	$—	$—	$9.19
(1)    There were no options approved to be granted by the Compensation Committee in 2021 or 2020.
(2)    Options granted in 2019 were solely related to the incremental grants awarded as part of the 2019 Rights Offering, as disclosed in Note 16, "Equity and Mezzanine Equity – Hertz Global."

A summary of stock option activity under the 2016 Omnibus Plan as of December 31, 2021 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2021	99,038	$34.76	2.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired(1)	(99,038)	34.76	—	—
Outstanding as of December 31, 2021	—	—	—	—
Exercisable as of December 31, 2021	—	—	—	—
(1)    Includes all remaining outstanding stock options that were deemed to be cancelled on the Effective Date.

A summary of non-vested stock option activity under the 2016 Omnibus Plan as of December 31, 2021 is presented below:

	Non-vested Shares	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1, 2021	23,249	$18.07	$9.06
Granted	—	—	—
Vested	—	—	—
Forfeited or expired(1)	(23,249)	18.07	9.06
Non-vested as of December 31, 2021	—	—	—
(1)    Includes all outstanding non-vested stock options that were deemed to be cancelled on the Effective Date.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Additional information pertaining to stock option activity under the 2016 Omnibus Plan is as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019
Aggregate intrinsic value of stock options exercised	$—	$—	$—
Cash received from the exercise of stock options	—	—	—
Fair value of options that vested	—	—	5
Tax benefit realized on exercise of stock options	—	—	—

Performance Stock Awards, Performance Stock Units, Restricted Stock and Restricted Stock Units

The 2020 threshold performance achievement set forth in the 2018, 2019 and 2020 PSU awards under the 2016 Omnibus Plan failed to be met due to the COVID-19 pandemic impact on the Company's financial results. Additionally, on August 4, 2020, in recognition of the Chapter 11 Cases, all long-term incentive plans were frozen and as such, no additional common shares of the Company could be issued for PSA, PSU, or RSU equity awards under the 2016 Omnibus Plan.

A summary of the PSU and PSA activity as of December 31, 2021 under the 2016 Omnibus Plan is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2021	1,813,305	$16.47	$2
Granted	—	—	—
Vested	—	—	—
Forfeited or Expired(1)	(1,813,305)	16.47	—
Outstanding as of December 31, 2021	—	—	—
(1)    Included all outstanding PSUs and PSAs under the 2016 Omnibus Plan that were deemed to be cancelled on the Effective Date.

A summary of RSU activity as of and for the year ended December 31, 2021 under the 2016 Omnibus Plan is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2021	782,056	$15.11	$1
Granted	—	—	—
Vested	—	—	—
Forfeited or Expired(1)	(782,056)	15.11	—
Outstanding as of December 31, 2021	—	—	—
(1)    Included all outstanding RSUs under the 2016 Omnibus Plan that were deemed to be cancelled on the Effective Date.

Additional information pertaining to RSU activity under the 2016 Omnibus Plan is as follows:

	Years Ended December 31,
	2021	2020	2019
Total fair value of awards that vested (In millions)	$—	$8	$12
Weighted-average grant date fair value of awards	—	12.18	18.66

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9—Leases

The Company adopted Topic 842 in accordance with the effective date on January 1, 2019. In the Revenue Recognition section of Note 2, "Significant Accounting Policies," the Company discloses that revenue earned from vehicle rentals and from other forms of rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019:

(In millions)	2021	2020	2019
Operating lease income from vehicle rentals	$6,885	$4,320	$8,579
Operating lease income from fleet leasing	149	639	674
Variable operating lease income	131	30	164
Revenue accounted for under Topic 842	7,165	4,989	9,417
Revenue accounted for under Topic 606	171	269	362
Total revenues	$7,336	$5,258	$9,779

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

As a result of the impact from COVID-19 as disclosed in Note 1, "Background," the Company received rent concessions in the form of abatement and payment deferrals of fixed and variable rent payments for its airport and off airport locations in the amount of approximately $300 million during the year ended December 31, 2020, which substantially represented amounts previously due in 2020. The Company elected to apply the accounting relief provided by the FASB and elected to not evaluate whether the concession was a modification. The Company accounted for the concession as if it was part of the existing contract.

In 2021 and 2020, the Bankruptcy Court entered the Lease Rejection Orders which applied, in the aggregate, to 278 and 359 off airport locations, respectively, and to 34 and 66 airport locations, respectively, in the Company's Americas RAC segment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the amount of lease costs incurred by the Company for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
(In millions)	2021	2020	2019
Minimum fixed lease costs:
Short-term lease costs	$171	$142	$130
Operating lease costs	449	527	545
Total	620	669	$675
Variable lease costs	165	23	326
Total lease costs	$785	$692	$1,001

The following summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases as a lessee as of December 31, 2021:

Weighted-average remaining lease term (in years)	11.8
Weighted-average discount rate	10.3%

The following table summarizes the Company's minimum fixed lease obligations under existing agreements as a lessee, excluding variable concession obligations in excess of minimum annual guarantees and short-term leases, as of December 31, 2021:

(In millions)
2022	$390
2023	341
2024	275
2025	212
2026	165
After 2026	1,153
Total lease payments	2,536
Interest	(1,026)
Operating lease liabilities as of December 31, 2021	$1,510

Note 10—Restructuring

Europe Restructuring

Due to the continued impact from COVID-19 as disclosed in Note 1, "Background," and reductions in European government support, the Company initiated a restructuring program in March 2021 in its International RAC segment. The total number of employees affected for the year ended December 31, 2021 was approximately 900. The program is expected to be completed in 2022.

U.S. Restructuring

Due to the impact from COVID-19 as disclosed in Note 1, "Background," the Company initiated a restructuring program beginning in April 2020, affecting approximately 11,000 U.S. employees in its Americas RAC segment and corporate operations. This program was substantially completed in the third quarter of 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restructuring Charges

Restructuring charges under these programs are as follows:

	Years ended December 31,
(In millions)	2021	2020
By Type:
Termination benefits	$27	$37
Lease and contract terminations	3	$—
Facility closures	2	—
Total	$32	$37

	Years ended December 31,
(In millions)	2021	2020
By Caption:
Direct vehicle and operating	$16	$25
Selling, general and administrative	16	12
Total	$32	$37

	Years ended December 31,
(In millions)	2021	2020
By Segment:
Americas RAC segment	$—	$34
International RAC segment	32	—
Corporate operations	—	3
Total	$32	$37

The tables above do not include pension-related settlement charges incurred during the year ended December 31, 2020. See Note 7, "Employee Retirement Benefits."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the activity affecting the restructuring accrual, which is recorded in accrued liabilities or, for the year ended December 31, 2020, reclassified to liabilities subject to compromise in the accompanying consolidated balance sheet.

(In millions)	Termination Benefits	Other	Total
Balance as of December 31, 2019	$1	$—	$1
Charges incurred	37	—	37
Cash payments	(29)	—	(29)
Classified to liabilities subject to compromise(1)	(7)	—	(7)
Other	(2)	—	(2)
Balance as of December 31, 2020	—	—	—
Charges incurred	27	5	32
Cash payments	(32)	—	(32)
Other non-cash reductions	—	(3)	(3)
Reclassified from liabilities subject to compromise(1)	7	—	7
Balance as of December 31, 2021	$2	$2	$4
(1)     As a result of filing the Chapter 11 Cases, the Company classified $7 million of restructuring charges to liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020. On the Effective Date, in connection with the Plan of Reorganization, the Company reclassified $7 million of accrued and unpaid restructuring charges from liabilities subject to compromise. See Note 20, "Liabilities Subject to Compromise."

Note 11—Income Tax (Provision) Benefit

The components of income (loss) before income taxes for the Company's domestic and foreign operations are as follows:
Hertz Global

	As of December 31,
(In millions)	2021	2020	2019
Domestic	$710	$(1,692)	$28
Foreign	(27)	(360)	(15)
Total income (loss) before income taxes	$683	$(2,052)	$13

Hertz

	As of December 31,
(In millions)	2021	2020	2019
Domestic	$1,501	$(1,823)	$35
Foreign	(27)	(360)	(15)
Total income (loss) before income taxes	$1,474	$(2,183)	$20

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total income tax provision (benefit) consists of the following:
Hertz Global and Hertz

	As of December 31,
(In millions)	2021	2020	2019
Current:
Federal	$—	$—	$—
Foreign	24	18	20
State and local	21	4	16
Total current	45	22	36
Deferred:
Federal	252	(356)	1
Foreign	19	35	(1)
State and local	2	(30)	27
Total deferred	273	(351)	27
Total provision (benefit) - Hertz Global	318	(329)	63
Federal deferred tax (provision) benefit applicable to Hertz Holdings	—	1	2
Total provision (benefit) - Hertz	$318	$(328)	$65

The principal items of the U.S. and foreign net deferred tax assets and liabilities are as follows:
Hertz Global and Hertz

	As of December 31,
(In millions)	2021	2020
Deferred tax assets:
Employee benefit plans	$14	$44
Net operating loss carry forwards	1,321	825
Capital loss carryforwards	167	3
Federal and state tax credit carry forwards	64	55
Accrued and prepaid expenses	195	124
Operating lease liabilities	390	390
Total deferred tax assets	2,151	1,441
Less: valuation allowance	(690)	(651)
Total net deferred tax assets	1,461	790
Deferred tax liabilities:
Depreciation on tangible assets	(1,342)	(380)
Intangible assets	(711)	(723)
Operating lease right-of-use assets	(408)	(406)
Total deferred tax liabilities	(2,461)	(1,509)
Net deferred tax liability - Hertz Global	(1,000)	(719)
Deferred tax asset - net operating loss applicable to Hertz Holdings	(3)	(5)
Net deferred tax liability - Hertz	$(1,003)	$(724)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Hertz Global and Hertz

In determining valuation allowances, an assessment of positive and negative evidence was performed regarding realization of the deferred tax assets. This assessment included the evaluation of cumulative earnings and losses in recent years, scheduled reversals of deferred tax liabilities, the availability of carryforwards and the remaining period of the respective carry forward, future taxable income and any applicable tax-planning strategies that are available.

As of December 31, 2021, the Company has U.S. federal net operating loss carryforwards ("Federal NOLs") of approximately $4.0 billion, $839 million tax effected and federal tax credits of approximately $28 million. Federal NOLs have an indefinite carryforward period, which may offset 80% of taxable income generated in any future year. The federal tax credits begin expiring in 2035. The Company has not recorded a valuation allowance on its Federal NOLs or federal tax credits as there were adequate U.S. deferred tax liabilities that could be realized within the carry forward periods.

During 2021 as part of a restructuring of the European operations, we generated a tax loss of approximately $1.3 billion, which was characterized as a capital loss in the 2021 provision. Separately, the company generated approximately $600 million of taxable capital gains on the disposition of the Donlen Corporation. As a result, the Company has approximately $670 million, $141 million U.S, federal tax-effected, of capital loss carryforward for which a full valuation allowance is recorded. The Company has filed a request for a pre-filing agreement with the Internal Revenue Service to determine whether the capital loss on European restructuring qualifies as an ordinary loss.

As of December 31, 2021, the Company has state net operating loss carryforwards ("State NOLs") of approximately $4.8 billion of which $1.0 billion have an indefinite utilization period with remaining State NOLs beginning to expire in 2022. The tax effected State NOLs are recorded as a deferred tax asset in the amount of $245 million, and are offset, in part, by a valuation allowance totaling $171 million. In addition, as of December 31, 2021, the Company had approximately $35 million in state tax credits that are fully offset by a valuation allowance. The state tax credits expire over various years beginning in 2022 depending upon when they were generated and the particular jurisdiction.

As of December 31, 2021, the Company has foreign net operating loss carry forwards ("Foreign NOLs") of approximately $1.0 billion, of which $911 million have an indefinite utilization period with the remaining Foreign NOLs beginning to expire in 2024. The tax effected Foreign NOLs are recorded as a deferred tax asset of $239 million, and are offset by valuation allowances totaling $239 million. In addition, as of December 31, 2021, the Company has no tax credits in foreign jurisdictions.

Due to the ownership changes before and upon emergence form Chapter 11, the utilization of the Company's Federal, State and Foreign NOLs may be subject to limitations. Estimates of these limitations have been reflected in the tax provision.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The significant items in the reconciliation of the statutory and effective income tax rates consists of the following items in the table below. Percentages are calculated from the underlying numbers in thousands, and as a result, may not agree to the amount when calculated in millions.
Hertz Global and Hertz

	Years Ended December 31,
	2021	2020	2019
Statutory federal tax rate	21%	21%	21%
State and local income taxes, net of federal effect	7	5	(102)
Change in state rates, net of federal effect	2	1	(17)
Foreign tax rate differential	—	—	(31)
Change in foreign statutory rates	(2)	—	15
Federal and foreign permanent differences	1	—	(3)
Tax credits	(1)	—	(75)
Withholding taxes	1	—	62
Valuation allowance	11	(11)	591
Change in fair value of public warrants	22	—	—
Non-deductible bankruptcy expenses	15	—	—
European reorganization	(46)	—	—
Uncertain tax positions	12	—	29
U.S. tax on foreign earnings	2	—	—
Stock option shortfalls	—	—	7
Other	2	—	3
Effective tax rate - Hertz Global	47	16	500
Hertz Holdings exclusive items	(25)	(1)	(174)
Effective tax rate - Hertz	22%	15%	326%

The Company recorded a tax provision in 2021 compared to a tax benefit in 2020. The change was primarily driven by improvements in the Company's financial performance in 2021, changes in the mix of earnings and losses in jurisdictions for which no tax benefit can be recognized, non-deductible bankruptcy expenses, and reduced by the tax benefits of the European reorganization. Hertz Holdings exclusive items are comprised of transactions specific to Hertz Holdings only.

The Company recorded a tax benefit in 2020 compared to a tax provision in 2019. The change was due primarily to significant losses in 2020 resulting from the effect of COVID-19, offset, in part, by the impact of valuation allowances on net deferred tax assets.

As of December 31, 2021, total unrecognized tax benefits are $106 million and, if settled, $35 million would favorably impact the effective tax rate in future periods. However, considering correlative adjustments associated

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
with some uncertain tax positions, the net impact on the income tax provision would be approximately $9 million if settled. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
Hertz Global and Hertz

	Years Ended December 31,
(In millions)	2021	2020	2019
Balance as of January 1	$53	$48	$49
Increase (decrease) attributable to tax positions taken during prior periods	65	5	5
Increase (decrease) attributable to tax positions taken during the current year	19	1	1
Decrease attributable to settlements with taxing authorities	(31)	(1)	(7)
Balance as of December 31	$106	$53	$48

The Company is subject to examination by taxing authorities throughout the world. The tax years that are open for examination span from 2008 to 2021.

During 2020, the IRS proposed transfer pricing adjustments to the Company's 2014 and 2015 tax years, for which the company is pursuing competent authority relief. In the second quarter of 2021, the IRS concluded its audit of the Company's 2016 tax year which resulted in no audit adjustments.

During June 2021, the Company received final resolution to its request for competent authority relief concerning a German and U.S. transfer pricing matter covering the 2005 - 2010 tax years. The Company has reassessed its uncertain tax positions upon receipt of the new information for tax years 2011 - 2021, which did not result in a material adjustment as it reduced an NOL with a full valuation allowance. The Company's assumptions and estimates pertaining to uncertain tax positions require significant judgment. It is possible that the tax authorities could challenge the Company's estimates and assumptions used to assess the tax benefits, and the actual amount of the tax benefits related to uncertain tax positions may differ materially from these estimates.

Additionally, the Company is under audit in several U.S. states and other foreign jurisdictions, and it is reasonably possible that the amount of unrecognized tax benefits may change as the result of the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances. The amount that is reasonably possible to change during the next twelve months is not expected to be significant.

Net, after-tax interest and penalties related to tax liabilities are classified as a component of income tax in the accompanying consolidated statements of operations which were not significant for the years ended December 31, 2021, 2020 and 2019. Net, after-tax interest and penalties were accrued as a component of tax in the Company's consolidated balance sheet in the amount of $7 million and $9 million as of December 31, 2021 and 2020, respectively.

Beginning the first quarter of 2020, Hertz Global no longer asserts permanent reinvestment of foreign earnings with respect to its non-U.S. earnings, due to the impact from COVID-19 as disclosed in Note 1, "Background."

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

Debt Obligations

The fair value of the debt facilities is estimated based on quoted market rates as well as borrowing rates currently available to the Company for loans with similar terms and average maturities (i.e. Level 2 inputs).

	December 31, 2021		December 31, 2020
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt(1)	$3,055	$3,065	$4,747	$3,382
Vehicle Debt	7,954	7,908	6,087	6,021
Total	$11,009	$10,973	$10,834	$9,403
(1)    Includes Non-Vehicle Debt included in liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020. See Note 6, "Debt."

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's cash equivalents, restricted cash equivalents and Public Warrants that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	December 31, 2021				December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$1,678	$—	$—	$1,678	$723	$—	$—	$723
Liabilities:
Public warrants	$1,324	$—	$—	$1,324	$—	$—	$—	$—

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

Public Warrants

Under the Plan of Reorganization, reorganized Hertz Global issued Public Warrants, which are classified as liabilities at fair value in the accompanying consolidated balance sheet as of December 31, 2021 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity ("Topic 480"). See Note 18, "Public Warrants - Hertz Global," for further details. Upon issuance on the Effective Date, the initial fair value of the Public Warrants was $800 million. The Company calculates the fair value based on the end-of-day quoted market price, a Level 1 input of the fair value hierarchy. For the year ended December 31, 2021, the fair value adjustment was a loss of $627 million and is recorded in change in fair value of Public Warrants in the accompanying consolidated statement of operations for Hertz Global for the year ended December 31, 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Donlen Assets

As of December 31, 2020 as a result of the then-impending Donlen Sale, the associated assets and liabilities were classified as assets held for sale and liabilities held for sale, respectively, in the accompanying consolidated balance sheet as of December 31, 2020 and were recorded at the lower of carrying value or fair value less any costs to sell. The Company completed the Donlen Sale on March 30, 2021. See Note 3, "Divestitures," for additional information.

Note 13—Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) is as follows:

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses from Currency Translation Adjustments on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2021	$(122)	$(71)	$(19)	$(212)
Other comprehensive income (loss) before reclassification	22	(36)	—	(14)
Amounts reclassified from accumulated other comprehensive income (loss)	12	—	—	12
Balance as of December 31, 2021	$(88)	$(107)	$(19)	$(214)

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses from Currency Translation Adjustments on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2020	$(118)	$(52)	$(19)	$(189)
Other comprehensive income (loss) before reclassification	(15)	(19)	—	(34)
Amounts reclassified from accumulated other comprehensive income (loss)	11	—	—	11
Balance as of December 31, 2020	$(122)	$(71)	$(19)	$(212)

Note 14—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of December 31, 2021 and 2020, the Company's liability recorded for self-insured liabilities was $463 million and $488 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees, former employees and governmental investigations. The Company has summarized below the material legal proceedings to which the Company was a party during the year ended December 31, 2021 or the period after December 31, 2021, but before the filing of this 2021 Annual Report.

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

Make-Whole and Post-Petition Interest Claims - On July 1, 2021, Wells Fargo Bank, N.A., in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022, (2) 5.500% Unsecured Notes due 2024, (3) 7.125% Unsecured Notes due 2026, and (4) 6.000% Unsecured Notes due 2028 issued by The Hertz Corporation (collectively, the “Notes”), filed a complaint (the “Complaint”) against The Hertz Corporation, Dollar Rent A Car, Inc., Dollar Thrifty Automotive Group, Inc., Donlen Corporation, DTG Operations, Inc., DTG Supply, LLC, Firefly Rent A Car LLC, Hertz Car Sales LLC, Hertz Global Services Corporation, Hertz Local Edition Corp., Hertz Local Edition Transporting, Inc., Hertz System, Inc., Hertz Technologies, Inc., Hertz Transporting, Inc., Rental Car Group Company, LLC, Smartz Vehicle Rental Corporation, Thrifty Car Sales, Inc., Thrifty, LLC, Thrifty Insurance Agency, Inc., Thrifty Rent A Car System, LLC, and TRAC Asia Pacific, Inc. (collectively referred to in this summary as “Defendants”). The filing of the Complaint initiated the adversary proceeding captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et al. pending in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 21-50995 (MFW). The Complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
payment of certain redemption premiums and post-petition interest that they assert total $271,684,720 plus interest at the contractual default rate or in the alternative are entitled to payment post-petition interest at the applicable contractual rate that they assert totals $124,512,653 plus interest at the New York statutory rate. On July 2, 2021, Defendants were summoned to file a motion or answer to the Complaint within 30 days. On August 2, 2021, the Defendants filed a motion to dismiss both counts for declaratory judgment, which was argued before Judge Walrath on November 9, 2021. On December 23, 2021, the Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 and 2024 Notes and (ii) post-petition interest at the contract rate. As a result, only Wells Fargo’s claims for a redemption premium with respect to the 2026 and 2028 Senior Notes now remain. Additionally, note holders that elected to participate in the 2021 Rights Offering waived their right to collect on the make whole premium. Therefore, since some of the 2026 and 2028 note holders elected to participate in the 2021 Rights Offering, the total amount which may be owed with respect to the asserted make whole premium for those series of notes will be reduced further. The Defendants dispute that any such amounts are owed and intend to respond and otherwise vigorously defend claims set forth therein. The Company cannot predict the outcome or timing of this litigation.

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

The Company has established reserves for matters where the Company believes that losses are probable and can be reasonably estimated. Other than the aggregate reserve established for claims for self-insured liabilities, none of those reserves are material. For matters where the Company has not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. These matters are subject to many uncertainties and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in the U.S. District Court for the District of New Jersey against Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court in Florida against Scott Sider on March 28, 2019, all of whom were former executive officers of Old Hertz Holdings. The complaints predominantly allege breach of contract and seek repayment of incentive-based compensation received by the defendants in connection with restatements included in the Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The Company is also seeking recovery for the costs of the SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. In October 2019, the Company entered into a confidential Settlement Agreement with Elyse Douglas. In September and October 2020, the judge in the New Jersey action entered orders requiring the parties and applicable insurers to attend and participate in mediation. The attorneys in the Florida action voluntarily agreed to participate in the same mediation which was held on November 30, 2020. The mediation was unsuccessful, but settlement discussions continued

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and, on April 14, 2021, the Bankruptcy Court approved a Settlement Agreement between the Company and Scott Sider. The Florida action is now closed. On December 29, 2021, the Company entered into a settlement agreement with Jeff Zimmerman, leaving Mark Frissora as the sole remaining defendant in this litigation. Fact discovery has now been completed in the New Jersey action and the case will proceed to the pre-trial phase of experts’ reports and experts’ depositions. Pursuant to the agreements governing the separation of Herc Holdings from Hertz Global that occurred on June 30, 2016, Herc Holdings is entitled to 15% of the net proceeds of any repayment or recovery.

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

As a result of filing the Chapter 11 Cases, as disclosed in Note 1, "Background," the full amount outstanding under the 2019 Master Loan was deemed uncollectible, resulting in a charge of $133 million during the second quarter of 2020, which is included in the accompanying consolidated statement of operations for Hertz for the year ended December 31, 2020. Additionally, the loan due to an affiliate, which represents a tax-related liability from Hertz to Hertz Holdings, in the amount of $65 million was classified as liabilities subject to compromise in the accompanying consolidated balance sheet of Hertz as of December 31, 2020. On the Effective Date, the $65 million tax-related liability from Hertz to Hertz Holdings was reinstated. See Note 20, "Liabilities Subject to Compromise." As of December 31, 2021, the $65 million tax-related liability has been settled via a non-cash distribution from Hertz to Hertz Holdings.

On May 23, 2020, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $25 million with an expiration in May 2021 (the "New Loan"). The interest rate was based on the U.S. Dollar LIBOR rate plus a margin. As of December 31, 2020, there was $1 million outstanding under the New Loan representing advances and any accrued but unpaid interest.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In May 2021, upon expiration of the New Loan, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $25 million with an expiration in May 2022 (the "2021 Master Loan"), where amounts outstanding under the New Loan were transferred to the 2021 Master Loan. The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. On the Effective Date, in connection with the Chapter 11 Emergence, the ATM Program contribution from Hertz Global, as disclosed in Note 16, "Equity and Mezzanine Equity – Hertz Global," was used to settle amounts outstanding under the New Loan. As of December 31, 2021, there was no outstanding balance under the 2021 Master Loan.

Other Relationships

In connection with its vehicle rental businesses, the Company enters into millions of rental transactions every year involving millions of customers. In order to conduct those businesses, the Company also procures goods and services from thousands of vendors. Some of those customers and vendors may be affiliated with members of the Company's Board. The Company believes that all such rental and procurement transactions involved terms no less favorable to the Company than those that it believes would have been obtained in the absence of such affiliation. The Company's Audit Committee oversees compliance through our Standards of Business Conduct, reviews conflicts of interest involving directors and determines whether to approve each transaction that involves the Company or any of its affiliates, on one hand, and (directly or indirectly) a director or member of his or her family or any entity managed by any such person, on the other hand.

767 Auto Leasing LLC

In January 2018, Hertz entered into the 767 Lease Agreement pursuant to which Hertz granted 767, an entity affiliated with a related party until May 2020, the option to acquire certain vehicles from Hertz. The 767 Lease Agreement was terminated effective October 31, 2021 as disclosed in Note 3, "Divestitures."

Note 16—Equity and Mezzanine Equity – Hertz Global

Emergence from Bankruptcy

In connection with the Chapter 11 Emergence, all of Hertz Global's existing authorized, issued, and outstanding common and preferred stock were cancelled. As of the Effective Date, there are 1,000,000,000 shares of reorganized Hertz Global common stock and 100,000,000 shares of reorganized Hertz Global preferred stock authorized for issuance. On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global issued common stock as follows:
•277,119,438 shares purchased by the Plan Sponsors;
•14,133,024 shares issued, pro rata, to existing stockholders;
•127,362,114 shares issued pursuant to the 2021 Rights Offering; and
•52,487,886 shares distributed to the Backstop Parties.

As of the Effective Date, 471,102,462 shares of reorganized Hertz Global common stock and 1,500,000 shares of reorganized Hertz Global preferred stock were issued and outstanding. The parties, including the Plan Sponsors who purchased reorganized Hertz Global common stock and preferred stock (collectively, the "Equity Commitment Parties"), the subscribers to the 2021 Rights Offering, and the Backstop Parties purchased an aggregate of (i) $4.7 billion of reorganized Hertz Global common stock and (ii) $1.5 billion (less a 2% upfront discount and stock issuance fees) of reorganized Hertz Global preferred stock as described below. The excess par value for the common stock shares issued by reorganized Hertz Global was recorded to additional paid-in capital in the accompanying consolidated balance sheet of Hertz Global. As of December 31, 2021, all 1,500,000 shares of preferred shares have been repurchased and retired by reorganized Hertz Global as described in the Tender Offer below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Common Stock

Under reorganized Hertz Global's revised articles of incorporation, 1,000,000,000 shares of reorganized Hertz Global common stock, par value $0.01 per share, have been authorized for issuance. Each share represents one vote on matters presented to the voting stockholders of reorganized Hertz Global. The consideration received by reorganized Hertz Global upon the issuance of common stock that exceeded the par value was recorded in additional paid-in capital in the accompanying consolidated balance sheet of Hertz Global as of December 31, 2021. The reorganized Hertz Global common stock is not convertible and does not accrue dividends. Dividends, if any, are paid only upon a valid declaration by the Board of reorganized Hertz Global, and such declarations are subject to customary legal and regulatory restrictions, restrictions related to the Series A Preferred Stock, and applicable debt covenants.

2021 Rights Offering

In accordance with the Plan of Reorganization, approximately 35% of reorganized Hertz Global common stock was offered pursuant to the 2021 Rights Offering for an aggregate purchase price of $1.6 billion of shares of reorganized Hertz Global common stock at a purchase price of $10.00 per share. The 2021 Rights Offering subscription was first made available to eligible existing Hertz Global stockholders ("Eligible Existing Stockholders") on a pro rata basis to their existing common stock interest, and second, if not fully subscribed and funded by Eligible Existing Stockholders, to certain eligible holders of the Company's Senior Notes and lenders under the Alternative Letter of Credit Facility, pursuant to certain subscription procedures. The final expiration date for the 2021 Rights Offering occurred on June 15, 2021. Hertz Global closed the offering upon emergence from the Chapter 11 Cases on the Effective Date with Eligible Existing Stockholders subscribing to purchase 127,362,114 shares of reorganized Hertz Global common stock for gross proceeds of approximately $1.3 billion. The unsubscribed portion of the 2021 Rights Offering was backstopped by the Backstop Parties resulting in the issuance of 36,137,887 shares of reorganized Hertz Global common stock for gross proceeds of $361 million. The Backstop Parties were compensated a backstop fee of $164 million in reorganized Hertz Global common stock valued at $10.00 per share which is included in the 2021 Rights Offering in the accompanying Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity. During the third quarter of 2021, reorganized Hertz Global issued additional shares pursuant to the rounding provisions of the 2021 Rights Offering for cash proceeds of approximately $4 million at a purchase price of $10.00 per share.

Public Warrants

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global issued 89,049,029 Public Warrants. See Note 18, "Public Warrants - Hertz Global," for attributes of the Public Warrants, which are classified at fair value as a liability for financial reporting purposes under U.S. GAAP.

Mezzanine Equity - Preferred Stock

In accordance with the revised articles of incorporation of reorganized Hertz Global, 100,000,000 shares of preferred stock, par value $0.01 per share, have been authorized for issuance.

Mezzanine Equity – Series A Preferred Stock

In connection with the Plan of Reorganization, reorganized Hertz Global issued 1,500,000 shares of preferred stock on the Effective Date, with an initial stated value of $1,000 per share, to Apollo, on behalf of one or more investment funds, separate accounts, and other entities owned, controlled, managed, and/or advised by Apollo or its affiliates, for $1.5 billion, less a 2% upfront discount and stock issuance fees. Shares of the Series A Preferred Stock accrued dividends payable in cash semi-annually in arrears, at a rate of 9% per annum prior to June 30, 2023 and generally increasing thereafter. The first cash dividend payment was payable on the six-month anniversary of the Effective Date.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As no one person or entity controls the voting stock of reorganized Hertz Global, a potential change-in-control action could be outside the Company's control and result in a non-compliance event, which could then result in a mandatory redemption of all outstanding shares of Series A Preferred Stock. Accordingly, the Series A Preferred Stock was classified as mezzanine equity upon issuance and recorded at its redemption amount.

Pursuant to the certificate of designations for the Series A Preferred Stock, Hertz Global could redeem the Series A Preferred Stock in whole or in part at any time and from time to time, in cash, at a redemption price equal to the then-current accrued stated value of the Series A Preferred Stock being redeemed, subject to a multiple of invested capital floor price equal to a specified multiple 1.30 times the $1,000 per share liquidation preference.

Tender Offer for Repurchase of Series A Preferred Stock

On November 23, 2021, Hertz Global commenced the Tender Offer to repurchase all 1,500,000 outstanding shares of its Series A Preferred Stock at a per-share price of $1,250. The Tender Offer expired on December 21, 2021 and all shares of the Series A Preferred Stock were repurchased at a price of $1,250 per share for aggregate payments by Hertz Global of $1.9 billion. Hertz Global funded the share repurchases in the Tender Offer with available cash, including proceeds from the offering of the Senior Notes Due 2026 and Senior Notes Due 2029 which were contributed to Hertz Global through a dividend distribution from Hertz. The repurchased shares of Series A Preferred Stock were simultaneously retired.

Concurrent with the Tender Offer, Hertz Global solicited consents from a majority of the holders of the Series A Preferred Stock to amend the certificates of designation of the Series A Preferred Shares in order to eliminate the requirement that, without the affirmative vote or consent of holders of a majority of the Series A Preferred Shares outstanding, Hertz Global could not make certain restricted payments (as defined in the certificate of designations) and certain of Hertz Global's unrestricted subsidiaries could not make certain payments in respect of junior stock (as defined in the certificate of designations). Based on the final results of the Tender Offer, the requisite consent of at least a majority of the outstanding Series A Preferred Shares required to approve the proposed amendment was obtained, although it was not necessary to implement the amendment in light of the fact that all Series A Preferred Shares were tendered in the Tender Offer.

The difference between the carrying value of the Series A Preferred Stock at expiration of the Tender Offer and the redemption value paid by Hertz Global, including approximately $7 million in certain fees, of $450 million is recorded to Hertz Global's additional paid in capital as of December  31, 2021, and accordingly, is subtracted from net income available to common stockholders of Hertz Global for purposes of calculating basic and diluted earnings per share for the year ended December 31, 2021. In connection with the Tender Offer, any unpaid dividends that the Preferred Stockholders were entitled to pursuant to the original Preferred Stock terms were forfeited upon acceptance of the Tender Offer.

Registration Status of Stock Issued on the Effective Date and Nasdaq Listing

With the exception of the shares of reorganized Hertz Global's common stock issued to the Backstop Parties, the direct investment commitment under the EPCA and the 2021 Rights Offering, the common stock and the Public Warrants issued by the reorganized Hertz Global pursuant to the Plan of Reorganization on the Effective Date were issued under an exemption from the registration requirements of the Securities Act under the Bankruptcy Code. Shares of reorganized Hertz Global common stock issued to the Backstop Parties, the direct investment commitment under the EPCA, the 2021 Rights Offering and the Series A Preferred Stock were issued under Section 4(a)(2) of the Securities Act.

On November 8, 2021, reorganized Hertz Global successfully completed its Nasdaq listing, in which shares of its new common stock were registered with the SEC for a public offering by certain selling stockholders. On November 9, 2021, reorganized Hertz Global's common stock and Public Warrants began trading on Nasdaq under the trading symbols "HTZ" and "HTZWW," respectively. In conjunction with the registration of Hertz Global's common stock in the Nasdaq listing, certain selling stockholders offered and sold 44,520,000 shares of Hertz Global's common stock to the public. Of these shares, Hertz Global repurchased from the underwriters 10,344,828 shares for an aggregate

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
purchase price of $300 million which is included in treasury stock in the accompanying Hertz Global consolidated balance sheet as of December 31, 2021.

Share Repurchase Program for Common Stock

On November 29, 2021, Hertz Global's Board approved a share repurchase program that authorizes the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. Any repurchases will be made at the discretion of Hertz Global's management through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws. The share repurchase authorization has no initial time limit, does not obligate Hertz Global to acquire any particular amount of common stock, and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any repurchases.

Between the inception of the share repurchase program and December 31, 2021, a total of 17,106,026 shares of Hertz Global's common stock were repurchased by Hertz Global at an average share price of $23.83, resulting in an aggregate purchase price of $408 million. This amount was included in treasury stock in the accompanying Hertz Global consolidated balance sheet as of December 31, 2021.

Between January 1, 2022 and February 17, 2022, a total of 20,589,620 shares of Hertz Global's common stock were repurchased at an average share price of $20.95 resulting in an aggregate purchase price of $431 million.

Stockholders' Equity Prior to Plan of Reorganization

Equity of Hertz Global Holdings, Inc.

As of December 31, 2020, there were 40 million shares of Hertz Holdings preferred stock authorized, par value $0.01 per share, 400 million shares of Hertz Holdings common stock authorized, par value $0.01 per share, and 2 million shares of treasury stock. In accordance with the Plan of Reorganization, all pre-reorganization equity interests were cancelled as of the Effective Date.

2019 Rights Offering

In June 2019, Hertz Global filed a prospectus supplement to its Registration Statement on Form S-3 declared effective by the SEC on June 12, 2019 for a rights offering to raise gross proceeds of approximately $750 million and providing for the issuance of up to an aggregate of 57,915,055 new shares of Hertz Global common stock (the "2019 Rights Offering"). Upon closing in July 2019, the 2019 Rights Offering was fully subscribed resulting in Hertz Global selling 57,915,055 shares of its common stock for gross proceeds of $750 million.

Open Market Sale Agreement

In June 2020, subsequent to approval from the Bankruptcy Court and pursuant to a prospectus supplement to the Registration Statement, Hertz Global entered into an open market sale agreement under which it could offer and sell, from time to time, shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million ("ATM Program"). Prior to its suspension on June 15, 2020 and ultimate termination on June 18, 2020, Hertz Global issued 13,912,368 shares under the ATM Program for net proceeds of approximately $28 million, which is included in non-vehicle restricted cash in the accompanying consolidated balance sheet as of December 31, 2020. On the Effective Date, in accordance with the Plan of Reorganization, all shares that had been issued under the ATM Program were cancelled. Additionally, on the Effective Date, Hertz Global contributed the $28 million of net proceeds to Hertz which was recorded in additional paid-in capital in the accompanying consolidated balance sheet of Hertz as of December 31, 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 17—Earnings (Loss) Per Common Share – Hertz Global

Basic earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, including Public Warrants, except when the effect would be anti-dilutive.

For the year ended December 31, 2021, the diluted weighted-average shares outstanding included the dilutive impact of Public Warrants where the Company assumed share settlement of the Public Warrants as of the beginning of the reporting period. Additionally, the Company removes the change in fair value of Public Warrants when computing diluted earnings (loss) per common share, when the impact of Public Warrants is dilutive.

As disclosed in Note 16, "Equity and Mezzanine Equity – Hertz Global," the Tender Offer to repurchase all outstanding shares of the Series A Preferred Stock expired in December 2021 with all shares of the Series A Preferred Stock repurchased by Hertz Global. The difference between the carrying value of the Series A Preferred Stock at expiration of the Tender Offer and the redemption value paid by Hertz Global was deemed a dividend to the holders of Hertz Global's Series A Preferred Stock, along with certain fees for purposes of computing basic and diluted earnings per share below. As dividends represent earnings that were not available to the holders of Hertz Global's common stock when computing basic and diluted earnings (loss) per common share, they are reflected as an adjustment to net income (loss) available to common stockholders when computing basic and diluted earnings (loss) per common share for Hertz Global.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Years Ended December 31,
(In millions, except per share data)	2021	2020	2019
Numerator:
Net income (loss) attributable to Hertz Global	$366	$(1,714)	$(58)
Series A Preferred Stock deemed dividends(1)	(450)	—	—
Net income (loss) available to Hertz Global common stockholders	$(84)	$(1,714)	$(58)
Denominator:
Basic weighted-average common shares outstanding	315	150	84
2019 Rights Offering adjustment(2)	—	—	33
Diluted weighted-average common shares outstanding	315	150	117
Antidilutive Public Warrants	14	—	—
Antidilutive stock options, RSUs, PSUs and PSAs	1	2	2
Total antidilutive	15	2	2
Earnings (loss) per common share:
Basic	$(0.27)	$(11.44)	$(0.49)
Diluted	$(0.27)	$(11.44)	$(0.49)
(1)    Reflects the difference between the carrying value of the Series A Preferred Stock at expiration of the Tender Offer and the redemption value paid by Hertz Global, including approximately $7 million in certain fees.
(2)    Reflects the impact of the 2019 Rights Offering subscription period and the weighted-average impact of the issuance of 57,915,055 shares from the 2019 Rights Offering on July 18, 2019. Under the Plan of Reorganization approved by the Bankruptcy Court, the 2021 Rights Offering subscription was made available to Eligible Existing Stockholders on a pro rata basis to their existing common stock interests; therefore earnings (loss) per common share have not been retrospectively adjusted for reporting periods prior to the Effective Date for the 2021 Rights Offering.
Note 18—Public Warrants - Hertz Global

On the Effective Date, in accordance with the Plan of Reorganization and the Public Warrant Agreement, reorganized Hertz Global issued 89,049,029 Public Warrants with an initial exercise price of $13.80 per Public

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Warrant, subject to certain conditions. The Public Warrants allow the holders to purchase up to 18% of the aggregate number of reorganized Hertz Global common interests issued and outstanding as of the Effective Date. Each Public Warrant will entitle the holders to receive one share of reorganized Hertz Global common stock. The Public Warrants have a 30-year term and are exercisable from the date of issuance until June 30, 2051, at which time any unexercised Public Warrants will expire, and the rights of the holders to purchase reorganized Hertz Global common stock will terminate. The exercise price of the Public Warrants is subject to adjustment from time to time upon any payment of cash dividends relating to reorganized Hertz Global's common stock and the occurrence of certain dilutive events as described in the Public Warrant Agreement. As of December 31, 2021, the exercise price remains $13.80.

Between the Effective Date and December 31, 2021, 6,040,280 Public Warrants were exercised, of which 428,102 were cashless exercises and 5,612,178 were exercised for $13.80 per share.

The Public Warrants are freely transferable, subject only to applicable securities laws and the restrictions on transfers and sales of Public Warrants and reorganized Hertz Global's common stock. On November 9, 2021, the Public Warrants began trading on Nasdaq under the symbol HTZWW. The Public Warrants previously traded on the over-the-counter market.

The Company accounts for the Public Warrants in accordance with the provisions of Topic 480, under which the Public Warrants meet the definition of a freestanding financial instrument. Although these are publicly traded warrants, they are classified as liabilities due to certain settlement provisions that are only applicable in the event of change of control (as defined by the Public Warrant Agreement). The Public Warrants are recorded at fair value in the accompanying consolidated balance sheet as of December 31, 2021. See Note 12, "Fair Value Measurements."

Note 19—Segment Information

The Company’s CODM assesses performance and allocates resources based upon the financial information for the Company’s reportable segments. In the second quarter of 2021, in connection with the Chapter 11 Emergence as disclosed in Note 1, "Background," and changes in how the Company's CODM regularly reviews operating results and allocates resources, the Company revised its reportable segments to include Canada, Latin America and the Caribbean in its Americas RAC reportable segment, which were previously included in its International RAC reportable segment. Accordingly, prior periods have been restated to conform with the revised presentation. The Company has identified two reportable segments, which are consistent with its operating segments and organized based on the products and services provided and the geographic areas in which business is conducted, as follows:
•Americas RAC - rental of vehicles (cars, crossovers, vans and light trucks), as well as sales of value-added services, in the U.S., Canada, Latin America and the Caribbean; and
•International RAC - rental and leasing of vehicles (cars, vans, crossovers and light trucks), as well as sales of value-added services internationally and consists primarily of the Company's Europe and other international locations.

In addition, in the second quarter of 2021, as a result of the Donlen Sale, as disclosed in Note 3, "Divestitures," the All Other Operations reportable segment, which consisted primarily of the Company's former Donlen business, was no longer deemed a reportable segment.

In addition to its reportable segments and other operating activities, the Company has corporate operations ("Corporate") which includes general corporate assets and expenses and certain interest expense (including net interest on non-vehicle debt). Corporate includes other items necessary to reconcile the reportable segments to the Company's total amounts.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide significant statement of operations and balance sheet information by reportable segment for each of Hertz Global and Hertz, as well as Adjusted EBITDA, the measure used to determine segment profitability.

	Years Ended December 31,
(In millions)	2021	2020	2019
Revenues
Americas RAC	$6,215	$3,756	$7,208
International RAC	985	872	1,899
Total reportable segments	7,200	4,628	9,107
All other operations(1)	136	630	672
Total Hertz Global and Hertz	$7,336	$5,258	$9,779
Depreciation of revenue earning vehicles and lease charges
Americas RAC	$343	$1,352	$1,706
International RAC	154	243	388
Total reportable segments	497	1,595	2,094
All other operations(1)(2)	—	435	469
Total Hertz Global and Hertz	$497	$2,030	$2,563
Depreciation and amortization, non-vehicle assets
Americas RAC	$166	$182	$159
International RAC	16	19	20
Total reportable segments	182	201	179
All other operations(1)	2	10	10
Corporate	12	14	14
Total Hertz Global and Hertz	$196	$225	$203
Interest expense, net
Americas RAC	$198	$259	$166
International RAC	62	80	84
Total reportable segments	260	339	250
All other operations(1)	13	40	31
Corporate	196	229	524
Total Hertz Global	469	608	805
Hertz interest income from loan to Hertz Global	—	(2)	(7)
Total - Hertz	$469	$606	$798
Adjusted EBITDA
Americas RAC	$2,173	$(810)	$512
International RAC	90	(229)	115
Total reportable segments	2,263	(1,039)	627
All other operations(1)	13	93	100
Corporate	(146)	(49)	(78)
Total Hertz Global and Hertz	$2,130	$(995)	$649

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2021	2020
Revenue earning vehicles, net
Americas RAC	$7,897	$5,120
International RAC	1,329	942
Total reportable segments	9,226	6,062
All other operations(1)(3)	—	1,432
Total Hertz Global and Hertz	$9,226	$7,494
Property and equipment, net
Americas RAC	$449	$490
International RAC	67	78
Total reportable segments	516	568
All other operations(1)(4)	—	6
Corporate	92	98
Total Hertz Global and Hertz	$608	$672
Total assets
Americas RAC	$14,352	$11,337
International RAC	2,978	2,661
Total reportable segments	17,330	13,998
All other operations(1)(5)	—	1,818
Corporate	2,453	1,092
Total Hertz Global(6)	19,783	16,908
Corporate - Hertz(7)	(3)	(28)
Total Hertz(6)	$19,780	$16,880
(1)    Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021.
(2)    Depreciation for the Donlen business was suspended while classified as held for sale. See Note 3, "Divestitures."
(3)    Includes $1.4 billion of revenue earning vehicles, net classified as held for sale as of December 31, 2020 as disclosed in Note 3, "Divestitures."
(4)    Includes $6 million of property and equipment, net classified as held for sale as of December 31, 2020 as disclosed in Note 3, "Divestitures."
(5)    Includes $1.8 billion of assets classified as held for sale as of December 31, 2020 as disclosed in Note 3, "Divestitures."
(6)    The consolidated total assets of Hertz Global and Hertz as of December 31, 2021 and 2020 included total assets of VIEs of $734 million and $511 million, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," and "Termination of 767 Auto Leasing Agreement" in Note 3, "Divestitures," for further information.
(7)    Excludes net proceeds from the ATM Program of $28 million as of December 31, 2020 as disclosed in Note 16, "Equity and Mezzanine Equity – Hertz Global."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(In millions)	2021	2020	2019
Revenue earning vehicles and non-vehicle capital assets
Americas RAC:
Expenditures	$(5,935)	$(4,059)	$(9,790)
Proceeds from disposals	2,137	7,965	6,643
Net expenditures - Hertz Global and Hertz	$(3,798)	$3,906	$(3,147)
International RAC:
Expenditures	$(1,123)	$(930)	$(2,995)
Proceeds from disposals	626	1,855	2,517
Net expenditures - Hertz Global and Hertz	$(497)	$925	$(478)
All other operations:
Expenditures	$(155)	$(615)	$(1,043)
Proceeds from disposals	70	335	352
Net expenditures - Hertz Global and Hertz	$(85)	$(280)	$(691)
Corporate:
Expenditures	$(12)	$(36)	$(110)
Proceeds from disposals	1	3	1
Net expenditures - Hertz Global and Hertz	$(11)	$(33)	$(109)

The Company operates in the U.S. and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Years Ended December 31,
(In millions)	2021	2020	2019
Revenues
U.S.	$6,186	$4,271	$7,596
International	1,150	987	2,183
Total Hertz Global and Hertz	$7,336	$5,258	$9,779

	As of December 31,
(In millions)	2021	2020
Revenue earning vehicles, net
U.S.	$7,639	$4,974
International	1,587	1,088
Total Hertz Global and Hertz	$9,226	$6,062
Property and equipment, net
U.S.	$527	$570
International	81	96
Total Hertz Global and Hertz	$608	$666

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2021	2020
Total assets
U.S.(1)	$16,174	$13,732
International(2)	3,609	3,176
Total Hertz Global	19,783	16,908
U.S. - Hertz	(3)	(28)
Total Hertz	$19,780	$16,880
(1)    Includes $1.8 billion of assets classified as held for sale as of December 31, 2020 as disclosed in Note 3, "Divestitures."
(2)    Includes $48 million of assets classified as held for sale as of December 31, 2020 as disclosed in Note 3, "Divestitures."

Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:
Hertz Global

	Years Ended December 31,
(In millions)	2021	2020	2019
Adjusted EBITDA:
Americas RAC	$2,173	$(810)	$512
International RAC	90	(229)	115
Total reportable segments	2,263	(1,039)	627
All other operations(1)	13	93	100
Corporate(2)	(146)	(49)	(78)
Total Hertz Global	2,130	(995)	649
Adjustments:
Non-vehicle depreciation and amortization	(196)	(225)	(203)
Non-vehicle debt interest, net(3)	(185)	(153)	(311)
Vehicle debt-related charges(4)	(72)	(55)	(38)
Restructuring and restructuring related charges(5)	(76)	(64)	(14)
Technology-related intangible and other asset impairments(6)	—	(213)	—
Information technology and finance transformation costs(7)	(12)	(42)	(114)
Reorganization items, net(8)	(677)	(175)	—
Pre-reorganization charges and non-debtor financing charges(9)	(42)	(109)	—
Gain from the Donlen Sale(10)	400	—	—
Change in fair value of Public Warrants(11)	(627)	—	—
Other items(12)	40	(21)	44
Income (loss) before income taxes	$683	$(2,052)	$13

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Hertz

	Years Ended December 31,
(In millions)	2021	2020	2019
Adjusted EBITDA:
Americas RAC	$2,173	$(810)	$512
International RAC	90	(229)	115
Total reportable segments	2,263	(1,039)	627
All other operations(1)	13	93	100
Corporate(2)	(146)	(49)	(78)
Total Hertz	2,130	(995)	649
Adjustments:
Non-vehicle depreciation and amortization	(196)	(225)	(203)
Non-vehicle debt interest, net(3)	(185)	(151)	(304)
Vehicle debt-related charges(4)	(72)	(55)	(38)
Restructuring and restructuring related charges(5)	(76)	(64)	(14)
Technology-related intangible and other asset impairments(6)	—	(213)	—
Write-off of intercompany loan(13)	—	(133)	—
Information technology and finance transformation costs(7)	(12)	(42)	(114)
Reorganization items, net(8)	(513)	(175)	—
Pre-reorganization charges and non-debtor financing charges(9)	(42)	(109)	—
Gain from the Donlen Sale(10)	400	—	—
Other items(12)	40	(21)	44
Income (loss) before income taxes	$1,474	$(2,183)	$20
(1)Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures."
(2)Represents other reconciling items primarily consisting of general corporate expenses as well as other business activities.
(3)For 2021, includes $8 million of loss on extinguishment of debt associated with the payoff and termination of the HIL Credit Agreement recorded in the second quarter. See Note 6, "Debt," for further information.
(4)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(5)Represents charges incurred under restructuring actions as defined in U.S. GAAP. See Note 10, "Restructuring," for further information. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives.
(6)For 2020, represents a $193 million impairment of technology-related intangible assets and capitalized cloud computing implementations costs and a $20 million impairment of the Hertz tradename, as disclosed in Note 5, "Goodwill and Intangible Assets, Net."
(7)Represents costs associated with the Company's information technology and finance transformation programs, both of which are multi-year initiatives to upgrade and modernize the Company's systems and processes.
(8)Represents charges incurred associated with the filing of and the emergence from the Chapter 11 Cases, as disclosed in Note 21, "Reorganization Items, Net."
(9)Represents charges incurred prior to the filing of the Chapter 11 Cases, as disclosed in Note 1, "Background," which were comprised of preparation charges for the reorganization, such as professional fees. Also, includes certain non-debtor financing and professional fee charges.
(10)Represents the net gain from the sale of the Company's Donlen business on March 30, 2021 as disclosed in Note 3, "Divestitures."
(11)Represents the change in fair value during the reporting period for the Company's outstanding Public Warrants.
(12)Represents miscellaneous items, including non-cash stock-based compensation charges, and amounts attributable to noncontrolling interests. For 2021, includes $100 million associated with the suspension of depreciation during the first quarter for the Donlen business while classified as held for sale, partially offset by $17 million for certain professional fees, $14 million of charges related to the settlement of bankruptcy claims, charges for a multiemployer pension plan withdrawal liability and letter of credit fees. For 2020, also includes $16 million associated with the Donlen Asset Sale, partially offset by $18 million for losses associated with certain vehicle damages. For 2019, also includes a $30 million gain on marketable securities and a $39 million gain on the sale of non-vehicle capital assets.
(13)For 2020, represents the write-off of the 2019 Master Loan between Hertz and Hertz Holdings, as disclosed in Note 15, "Related Party Transactions."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 20—Liabilities Subject to Compromise

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

The following table summarizes liabilities subject to compromise as of December 31, 2020:

(In millions)	December 31, 2020
Accounts payable	$267
Accrued liabilities(1)	166
Accrued taxes, net	19
Accrued interest on debt subject to compromise	70
Debt subject to compromise(2)	4,443
Liabilities subject to compromise - Hertz Global	4,965
Due from affiliate - Hertz(3)	65
Liabilities subject to compromise - Hertz	$5,030
(1)    Included $24 million of U.S. pension benefit obligation reported as liabilities subject to compromise as of December 31, 2020.
(2)    See Note 6, "Debt," for details of Pre-petition, non-vehicle debt reported as liabilities subject to compromise as of December 31, 2020.
(3)    See Note 15, "Related Party Transactions," for details of a Pre-petition intercompany loan due to an affiliate reported as liabilities subject to compromise as of December 31, 2020.

As a result of the Chapter 11 Emergence and implementation of the Plan of Reorganization, the Company reinstated certain liabilities that had been classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2020. The following table represents the reinstatement of liabilities subject to compromise, which include Pre-petition liabilities that were allowed to be or that were estimated to be allowed as claims in the Chapter 11 Cases.

(In millions)	Effective Date
Reinstated on the Effective Date:
Accounts payable	$257
Accrued liabilities	99
Accrued taxes, net	14
Liabilities reinstated - Hertz Global	370
Stockholder's equity - Due to affiliate - Hertz(1)	65
Liabilities reinstated - Hertz	$435
(1)     See Note 15, "Related Party Transactions," for details of a Pre-petition intercompany loan due to an affiliate reported as liabilities subject to compromise as of December 31, 2020 that was settled via a non-cash distribution from Hertz to Hertz Holdings.

Note 21—Reorganization Items, Net

The Debtors incurred incremental costs as a result of the Chapter 11 Cases and settlement of liabilities under the Plan of Reorganization which were recorded as reorganization items, net in the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize reorganization items, net:
Hertz Global

	Years Ended December 31,
(In millions)	2021	2020
Professional fees and other bankruptcy related costs	$257	$175
Loss on extinguishment of debt(1)	191	—
Backstop fee	164	—
Breakup fee(2)	77	—
Contract settlements	25	—
Cancellation of share-based compensation grants(3)	(10)	—
Net gain on settlement of liabilities subject to compromise	(22)	—
Other, net	(5)	—
Reorganization items, net	$677	$175

Hertz

	Years Ended December 31,
(In millions)	2021	2020
Professional fees and other bankruptcy related costs	$257	$175
Loss on extinguishment of debt(1)	191	—
Breakup fee(2)	77	—
Contract settlements	25	—
Cancellation of share-based compensation grants(3)	(10)	—
Net gain on settlement of liabilities subject to compromise	(22)	—
Other, net	(5)	—
Reorganization items, net	$513	$175
(1)    Includes loss on extinguishment of debt resulting from the implementation of the Plan of Reorganization on the Effective Date. Primarily composed of write-offs of unamortized deferred loan origination costs and early termination fees associated with terminated debt agreements. See Note 6, "Debt," for further information.
(2)    Breakup fee paid to prior plan sponsors Centerbridge Partners, L.P., Warburg Pincus LLC, Dundon Capital Partners, LLC and certain of their respective affiliates and certain holders of the Senior Notes upon Emergence in accordance with an Equity Purchase and Commitment and Agreement entered into on April 3, 2021 which was subsequently terminated.
(3)    See Note 8, "Stock-Based Compensation," for further details.

Cash payments during the years ended December 31, 2021 and 2020 totaled $485 million and $102 million, respectively. As of December 31, 2021, $25 million was recorded in accounts payable in the accompanying consolidated balance sheet as of December 31, 2021. As of December 31, 2020, $46 million and $19 million were recorded in accrued liabilities and accounts payable, respectively, in the accompanying consolidated balance sheet as of December 31, 2020.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS
(In millions, except par value)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$1	$—
Restricted cash and restricted cash equivalents	—	28
Total cash, cash equivalents, restricted cash and restricted cash equivalents	1	28
Non-vehicle receivables, net of allowance	1	—
Prepaid expenses and other assets	1	1
Investments in subsidiaries, net	4,350	—
Deferred income taxes, net	2	5
Due from Hertz	—	65
Total assets	$4,355	$99
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities	$54	$—
Public Warrants	1,324	—
Due to Hertz	—	1
Investments in subsidiaries, net	—	42
Total liabilities	1,378	43
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 477,233,278 and 158,235,410 shares issued, respectively and 449,782,424 and 156,206,478 shares outstanding, respectively	5	2
Additional paid-in capital	6,209	3,047
Accumulated deficit	(2,315)	(2,681)
Accumulated other comprehensive income (loss)	(214)	(212)
Equity before treasury stock	3,685	156
Treasury stock, at cost, 27,450,854 and 2,028,932 common shares as of December 31, 2021 and 2020, respectively	(708)	(100)
Total stockholders' equity	2,977	56
Total liabilities and stockholders' equity	$4,355	$99

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2021	2020	2019
Total Revenues	$—	$—	$—
Expenses:
Interest expense, net	—	2	7
Write-off of intercompany loan	—	(133)	—
Reorganization items net	164	—	—
Change in fair value of Public Warrants	627	—	—
Total expenses	791	(131)	7
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(791)	131	(7)
Income tax (provision) benefit	—	1	2
Equity in earnings (losses) of subsidiaries, net of tax	1,157	(1,846)	(53)
Net income (loss)	366	(1,714)	(58)
Series A Preferred Stock deemed dividends	(450)	—	—
Net income (loss) available to Hertz Holdings common stockholders	$(84)	$(1,714)	$(58)

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$366	$(1,714)	$(58)
Total other comprehensive income (loss)	(2)	(23)	3
Total comprehensive income (loss)	$364	$(1,737)	$(55)

The accompanying notes are an integral part of these financial statements.

PARENT COMPANY STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$—	$(3)	$(7)
Cash flows from financing activities:
Proceeds from loans with Hertz	—	5	12
Proceeds from Plan Sponsors	2,781	—	—
Proceeds from rights offerings, net	1,639	—	748
Contributions to Hertz	(5,642)	—	(750)
Proceeds from exercises of Public Warrants	77	—	—
Proceeds from issuance of preferred stock	1,433	—	—
Distributions to common stockholders	(239)	—	—
Purchases of treasury shares	(654)	—	—
Repurchase of preferred stock	(1,883)	—	—
Payments for Nasdaq listing costs	(9)	—	—
Dividends from Hertz	2,470	—	—
Proceeds from issuance of stock, net	—	28	—
Other	—	(2)	(3)
Net cash provided by (used in) financing activities	(27)	31	7
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(27)	28	—
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	28	—	—
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1	$28	$—

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
HERTZ GLOBAL HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS
Note 1—Background and Basis of Presentation

Hertz Global Holdings, Inc. was incorporated in Delaware in 2015 and wholly owns Rental Car Intermediate Holdings, LLC which wholly owns Hertz, Hertz Global's primary operating company.

On May 22, 2020, Hertz Global, Hertz and certain of their direct and indirect subsidiaries in the U.S. and Canada filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. On June 30, 2021, these entities emerged from bankruptcy. The Chapter 11 Cases were being jointly administered by the Bankruptcy Court under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW). Refer to Note 1, "Background," to its Notes to the consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data," for further information.

These condensed parent company financial statements reflect the activity of Hertz Holdings as the parent company to Hertz and have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Hertz exceed 25% of the consolidated net assets of Hertz Holdings. This information should be read in conjunction with the consolidated financial statements of Hertz Global included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Note 2—Contingencies

For a discussion of the commitments and contingencies of Hertz Holdings, refer to the sections below included in Note 14, "Contingencies and Off-Balance Sheet Commitments," to the Notes to its consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

•In re Hertz Global Holdings, Inc. Securities Litigation
•Litigation Against Former Executives

The remaining sections of Note 14, "Contingencies and Off-Balance Sheet Commitments," and Note 9, "Leases," to the Notes to its consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data," describe the commitments and contingencies of Hertz Holdings, including its subsidiaries.

Note 3—Dividends

In 2021, $2.5 billion in cash dividends were paid by Hertz to Hertz Holdings to fund the Tender Offer and common stock share repurchases as further disclosed in Note 16, "Equity and Mezzanine Equity – Hertz Global" to the Notes to its consolidated financial statements in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Additionally, in December 2021, a $65 million tax-related liability for a loan due from Hertz to Hertz Holdings was settled via a non-cash distribution as further disclosed in Note 15, "Related Party Transactions," to the Notes to its consolidated financial statements in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." There were no non-cash dividends paid by Hertz in 2020 or 2019.

Note 4—Share Repurchase

For a discussion of the share repurchase program of Hertz Holdings, refer to Note 16, "Equity and Mezzanine Equity – Hertz Global" to the Notes to its consolidated financial statements in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." In 2021, Hertz Holdings repurchased

SCHEDULE I (Continued)
HERTZ GLOBAL HOLDINGS, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS (continued)

27,450,854 shares for $708 million. This amount was included in treasury stock in the accompanying parent-only balance sheets of Hertz Holdings as of December 31, 2021.

Between January 1, 2022 and February 17, 2022, Hertz Holdings repurchased a total of 20,589,620 shares for $431 million.

Note 5—Transactions with Affiliates and Investments in Subsidiaries

For a discussion of Hertz Holdings transactions with Hertz under the master loan, refer to Note 15, "Related Party Transactions," to the Notes to its consolidated financial statements in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

For the year ended December 31, 2020, the negative balance in investments in subsidiaries, net in the accompanying parent-only balance sheet of Hertz Holdings reflects the $42 million stockholder's deficit attributable to Hertz.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

(In millions)

	Balance at Beginning of Period	Additions
		Charged to Expense		Translation Adjustments	Deductions		Balance at End of Period
Receivables allowances:
Year ended December 31, 2021	$46	$125		$—	$(121)	(1)	$50
Year ended December 31, 2020	35	94	(2)	—	(83)	(1)(2)	46
Year ended December 31, 2019	27	53		—	(45)	(1)	35

Tax valuation allowances:
Year ended December 31, 2021	$651	$78		$(39)	$—		$690
Year ended December 31, 2020	396	218		37	—		651
Year ended December 31, 2019	318	75		3	—		396
(1)    Amounts written off, net of recoveries.
(2)    Activity includes allowances associated with Donlen which have been classified as held for sale as of December 31, 2020, as disclosed in Note 3, "Divestitures," to the notes to the Company's consolidated financial statements in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

HERTZ GLOBAL HOLDINGS, INC.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this 2021 Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in this 2021 Annual Report.

Changes in Internal Control over Financial Reporting

Remediation of Previously Reported Material Weakness

As previously disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we identified a material weakness associated with information technology general controls (“ITGCs”), specifically logical security controls over financially significant system applications.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)
During 2021, we implemented our previously disclosed remediation plan, which included completing the following remediation actions:
•Performed an assessment of the IT organization to determine the sufficiency of resources with the appropriate level of knowledge, experience and training commensurate with our ITGC internal controls and executed all recommendations arising from the assessment.
•Clarified and communicated roles for ITGC control owners and Sarbanes-Oxley (SOX) project management team through confirming the identification of each control owner, reinforcing requirements and creating a culture of accountability to enforce the compliance of ITGCs.
•Administered enhanced re-trainings for ITGC control owners regarding risks, controls and maintaining adequate evidence.
•Improved existing de-provisioning controls for timely execution of removal of terminated user access.
•Enhanced monitoring of ITGC design and operational effectiveness through implementation of monthly remediation progress status dashboards with the Chief Information Officer and Chief Financial Officer, which was then summarized quarterly to the Audit Committee of the Board of Directors.

During the fourth quarter ended December 31, 2021, we completed the necessary testing to conclude that the material weakness was remediated as of December 31, 2021.

Except for the material weakness remediation described above, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ CORPORATION

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this 2021 Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in this 2021 Annual Report.

Changes in Internal Control over Financial Reporting

Remediation of Previously Reported Material Weakness

As previously disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we identified a material weakness associated with information technology general controls (“ITGCs”), specifically logical security controls over financially significant system applications.

During 2021, we implemented our previously disclosed remediation plan, which included completing the following remediation actions:
•Performed an assessment of the IT organization to determine the sufficiency of resources with the appropriate level of knowledge, experience and training commensurate with our ITGC internal controls and executed all recommendations arising from the assessment.
•Clarified and communicated roles for ITGC control owners and Sarbanes-Oxley (SOX) project management team through confirming the identification of each control owner, reinforcing requirements and creating a culture of accountability to enforce the compliance of ITGCs.
•Administered enhanced re-trainings for ITGC control owners regarding risks, controls and maintaining adequate evidence.
•Improved existing de-provisioning controls for timely execution of removal of terminated user access.
•Enhanced monitoring of ITGC design and operational effectiveness through implementation of monthly remediation progress status dashboards with the Chief Information Officer and Chief Financial Officer, which was then summarized quarterly to the Audit Committee of the Board of Directors.

During the fourth quarter ended December 31, 2021, we completed the necessary testing to conclude that the material weakness was remediated as of December 31, 2021.

Except for the material weakness remediation described above, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Hertz Global

The information required by Item 10 with respect to Hertz Global, other than the executive officers of Hertz Global, which information is contained in Part 1 of this 2021 Annual Report, is incorporated by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Hertz Global Holdings, Inc. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this 2021 Annual Report.

Hertz

As disclosed in the Explanatory Note to this 2021 Annual Report, Hertz Global indirectly owns 100% of the common stock of Hertz. As a wholly-owned subsidiary, Hertz is not a listed company, is managed together with Hertz Global and is subject to Hertz Global’s policies and procedures.

Directors and Executive Officers of Hertz

The board of directors of Hertz is comprised of Paul E. Stone, Kenny Cheung and M. David Galainena, each an executive officer of Hertz Global. The common stock of Hertz is not listed on any national securities exchange and, therefore, is not required to have independent directors on its board, nor is it required to have any committees of its board, including an audit committee, compensation committee, or nominating and governance committee.

The executive officers of Hertz are the same individuals as the executive officers of Hertz Global.

Information about the individuals serving as members of the board of directors and as executive officers of Hertz can be found in Part I of this 2021 Annual Report under “Executive Officers of the Registrant.”

Code of Ethics

Hertz and Hertz Global have adopted Standards of Business Conduct (Code of Ethics) that apply to all employees, including executive officers, and to directors. The Code of Ethics is available on the Corporate Governance page of Hertz Global’s website at https://ir.hertz.com/corporate-governance. If any provision of the Code of Ethics is amended or waived with respect to any principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, information with respect to any such waiver or amendment will be posted, if required, on the website set forth above rather than by filing a Current Report on Form 8-K.

Audit Committee Financial Expert

As disclosed above, Hertz is not required to have an audit committee of its board of directors. The full board of Hertz fulfills the duties of an audit committee. Although the Hertz board has not designated any of its members as an audit committee financial expert, Mr. Cheung, who serves as Hertz Global’s Executive Vice President and Chief Financial Officer, is a member of the board of directors of Hertz and meets the requirements under SEC rules and regulations for an “audit committee financial expert.”

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 11. EXECUTIVE COMPENSATION

Hertz Global

The information required by Item 11 with respect to Hertz Global is incorporated by reference to the definitive proxy statement referenced above in Item 10.

Hertz

The executive officers of Hertz are also the executive officers of Hertz Global and do not receive any compensation in addition to their compensation as executive officers of Hertz Global. Additionally, as noted above, the board of directors of Hertz is not required to have, and does not have, a compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Hertz Global

The information required by Item 12 with respect to Hertz Global is incorporated by reference to the definitive proxy statement referenced above in Item 10.

Hertz

Hertz Global owns 100% of Hertz’s issued and outstanding common stock. None of Hertz’s executive officers or directors owns any equity securities of Hertz and Hertz does not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Hertz Global

The information required by Item 13 with respect to Hertz Global is incorporated by reference to the definitive proxy statement referenced above in Item 10.

Hertz

See Note 15, "Related Party Transactions," to the Notes to the Company's consolidated financial statements in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for information related to certain relationships and transactions that existed or that Hertz has entered into with related persons in 2021.

See Item 10. Directors, Executive Officers and Corporate Governance, for information required by Item 407(a) of Regulation S-K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by Ernst & Young LLP, Hertz Global and Hertz's principal accounting firm during fiscal years 2021 and 2020, were as follows:

(In millions)	2021	2020
Audit fees(1)	$14	$12
Audit-related fees(2)	1	2
Tax fees	—	—
Total	$15	$14
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

Audit Committee Pre-Approval Policies and Procedures

The Hertz Global Audit Committee charter requires the Audit Committee to pre-approve all audit and permitted non-audit services to be performed by our independent registered public accounting firm, and the Audit Committee annually adopts a pre-approval policy setting forth the types of services and amounts subject to pre-approval for the fiscal year. The Audit Committee is also permitted to delegate pre-approval authority to the Chair of the Audit Committee, who must then provide a report to the full Audit Committee at its next scheduled meeting. All audit and non-audit fees were pre-approved by the Audit Committee in 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2021 Annual Report:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lee County, Florida on the 23rd day of February, 2022.

HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)

By:	/s/ KENNY CHEUNG
Name:	Kenny Cheung
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 23, 2022:

Signature	Title

/s/ MARK FIELDS	Interim Chief Executive Officer of the Registrants and Director of Hertz Global Holdings, Inc.
Mark Fields

/s/ KENNY CHEUNG	Executive Vice President and Chief Financial Officer of the Registrants
Kenny Cheung

/s/ ALEXANDRA BROOKS	Senior Vice President and Chief Accounting Officer of the Registrants
Alexandra Brooks

/s/ MICHAEL GREGORY O'HARA	Chairperson of Hertz Global Holdings, Inc.
Michael Gregory O'Hara

/s/ THOMAS WAGNER	Vice Chairperson of Hertz Global Holdings, Inc.
Thomas Wagner

/s/ COLIN FARMER	Director of Hertz Global Holdings, Inc.
Colin Farmer

/s/ JENNIFER FEIKIN	Director of Hertz Global Holdings, Inc.
Jennifer Feikin

/s/ VINCENT J. INTRIERI	Director of Hertz Global Holdings, Inc.
Vincent J. Intrieri

/s/ EVELINA VOUGESSIS MACHAS	Director of Hertz Global Holdings, Inc.
Evelina Vougessis Machas

/s/ ANDREW SHANNAHAN	Director of Hertz Global Holdings, Inc.
Andrew Shannahan

/s/ PAUL E. STONE	Director of The Hertz Corporation
Paul E. Stone

/s/ M. DAVID GALAINENA	Director of The Hertz Corporation
M. David Galainena

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

2.1	Hertz Holdings Hertz
Second Modified Third Amended Chapter 11 Plan of Reorganization, filed June 10, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), filed on June 16, 2021).

3.1.1	Hertz Holdings
Second Amended and Restated Certificate of Incorporation of Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 7, 2021).

3.1.2	Hertz
Restated Certificate of Incorporation, dated April 30, 1997, of The Hertz Corporation (Incorporated by reference to Exhibit 3(a) to the Current Report on Form 8-K of The Hertz Corporation (File No. 001-07541), as filed on May 1, 1997).

3.1.3	Hertz
Certificate of Amendment, dated May 2, 2001, of Restated Certificate of Incorporation of The Hertz Corporation (Incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of The Hertz Corporation (File No. 001-07541), as filed on August 7, 2001).

3.1.4	Hertz
Certificate of Amendment, dated November 20, 2006, of Restated Certificate of Incorporation of The Hertz Corporation (Incorporated by reference to Exhibit 3.1.1 to Amendment No. 3 to the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-138493), as filed on December 4, 2006).

3.2.1	Hertz Holdings
Second Amended and Restated Bylaws of Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), filed on July 7, 2021).

3.2.2	Hertz
Amended and Restated By-Laws of The Hertz Corporation, effective May 15, 2013 (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of The Hertz Corporation (File No. 001-07541), as filed on May 17, 2013).

3.3.1	Hertz Holdings
Certificate of Designation relating to the Series A Preferred Stock of Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), filed on July 7, 2021).

3.3.2	Hertz Holdings
Certificate of Amendment to the Certificate of Designations of Preferences, Rights and Limitations of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), filed on November 4, 2021).

4.1	Hertz Holdings	Description of securities registered under Section 12 of the Securities Exchange Act of 1934.*
4.2	Hertz Holdings Hertz
Base Indenture, dated as of June 29, 2021, between Hertz Vehicle Financing III LLC, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 7, 2021).

4.3	Hertz Holdings Hertz
Indenture, dated as of November 23, 2021, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 23, 2021).

4.4	Hertz Holdings Hertz
First Supplemental Indenture, dated as of November 23, 2021, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto and Computershare Trust Company, N.A., as Trustee, relating to the 4.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 23, 2021).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.5	Hertz Holdings Hertz
Second Supplemental Indenture, dated as of November 23, 2021, among The Hertz Corporation, as Issuer, the Subsidiary Guarantors from time to time parties thereto and Computershare Trust Company, N.A., as Trustee, relating to the 5.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 23, 2021).

4.6	Hertz Holdings Hertz
Amended and Restated Issuer Facility Agreement, dated as of December 21, 2021, by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation U.K. Limited.*

4.7	Hertz Holdings Hertz
Amended and Restated Master Definitions and Constructions Agreement, dated as of December 21, 2021, by and among International Fleet Financing No. 2 B.V., Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SL, Hertz Autovermietung GMBH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas Securities Services, BNP Paribas S.A., Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, The Hertz Corporation, BNP Paribas Securities Services, Luxembourg Branch, TMF SFS Management BV, TMF France Management SARL, TMF SAS, KPMG S.A., BNP Paribas Trust Corporation UK Limited, BNP Paribas Securities Services, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Sanne Trustee Services Limited, certain committed note purchasers, conduit investors and funding agents named therein, Hertz Holdings Netherlands 2 B.V. and Hertz International Limited.*

4.8	Hertz Holdings Hertz
Performance Guaranty and Indemnity, dated as of December 21, 2021, by and among The Hertz Corporation, Stuurgroep Fleet (Netherlands) B.V., RAC Finance S.A.S., Hertz Fleet Limited, Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, and BNP Paribas Trust Corporation UK Limited.*

4.9	Hertz Holdings Hertz
French Master Lease and Servicing Agreement, dated as of December 21, 2021, by and among RAC Finance SAS., Hertz France SAS., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

4.10	Hertz Holdings Hertz
Dutch Master Lease and Servicing Agreement, dated as of December 21, 2021, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Automobielen Nederland B.V., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

4.11	Hertz Holdings Hertz
German Master Lease and Servicing Agreement, dated as of December 21, 2021, by and among Hertz Fleet Limited, Hertz Autovermietung GMBH, those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

4.12	Hertz Holdings Hertz
Spanish Master Lease and Agreement, dated as of December 21, 2021, by and among Stuurgroep Fleet (Netherlands) B.V., Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, Hertz de Espana, S.L.U., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

4.13	Hertz Holdings Hertz
Series 2021-A Supplement, dated as of June 29, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, the several committed note purchasers party thereto, the several conduit investors party thereto, the several funding agents for the investor groups party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 7, 2021).

4.14	Hertz Holdings Hertz
Series 2021-1 Supplement, dated as of June 30, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 7, 2021).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.15	Hertz Holdings Hertz
Series 2021-2 Supplement, dated as of June 30, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 7, 2021).

4.16	Hertz Holdings Hertz
Master Motor Vehicle Operating Lease and Servicing Agreement dated as of June 29, 2021, among Hertz Vehicle Financing III LLC, as lessor, The Hertz Corporation, as a lessee, servicer and guarantor, DTG Operations, Inc., as a lessee, and those permitted lessees from time to time party thereto (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 7, 2021).

4.17	Hertz Holdings Hertz
Administration Agreement, dated as of June 29, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 7, 2021).

4.18	Hertz Holdings Hertz
Series 2022-1 Supplement, dated as of January 19, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings (file No. 001-37665) and the Hertz Corporation (File No. 001-07541), as filed on January 19, 2022).

4.19	Hertz Holdings Hertz
Series 2022-2 Supplement, dated as of January 19, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings (file No. 001-37665) and the Hertz Corporation (File No. 001-07541), as filed on January 19, 2022).

10.1	Hertz Holdings Hertz
Equity Purchase and Commitment Agreement, dated as of April 3, 2021 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 7, 2021).

10.2	Hertz Holdings Hertz
Equity Purchase and Commitment Agreement, dated as of May 14, 2021 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 19, 2021).

10.3	Hertz Holdings Hertz
Warrant Agreement, dated as of June 30, 2021, by and between Hertz Global Holdings, Inc. and Computershare Inc. and Computershare Trust Company, N.A., collectively as warrant agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 7, 2021).

10.4.1	Hertz Holdings Hertz
Registration Rights Agreement, dated as of June 30, 2021, by and among Hertz Global Holdings, Inc. and the Holder Party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 7, 2021).

10.4.2	Hertz Holdings Hertz
Amendment to Registration Rights Agreement dated as of October 26, 2021 by and among Hertz Global Holdings, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as. filed on October 27, 2021).

10.5	Hertz Holdings Hertz
Credit Agreement, dated as of June 30, 2021, by and among The Hertz Corporation and the Subsidiary Borrowers party thereto as borrowers, the Several Lenders and Issuing Lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 7, 2021).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.6.1	Hertz Holdings Hertz
Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 2, 2021).†

10.6.2	Hertz Holdings Hertz
Form of Employee Stock Option Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 2, 2021).†

10.6.3	Hertz Holdings Hertz
Form of Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 2, 2021).†

10.6.4	Hertz Holdings Hertz
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 2, 2021).†

10.7	Hertz Holdings Hertz
The Hertz Corporation Account Balance Defined Benefit Pension Plan (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

10.8	Hertz Holdings Hertz
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

10.10	Hertz Holdings Hertz	Form of Director and Officer Indemnification Agreement.*
10.11	Hertz Holdings Hertz
Tax Matters Agreement, dated June 30, 2016, by among Herc Holdings Inc., The Hertz Corporation, Herc Rentals Inc. and Hertz Global Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.12	Hertz Holdings Hertz
Employee Matters Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and Herc Holdings Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.13	Hertz Holdings Hertz
Intellectual Property Agreement, dated June 30, 2016, by among The Hertz Corporation, Hertz System, Inc. and Herc Rentals Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.14	Hertz Holdings Hertz
Form of Retention Program Letter Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 26, 2020).†

10.15	Hertz Holdings Hertz
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

10.16	Hertz Holdings Hertz
Offer Letter, signed on February 28, 2018, between Paul E. Stone and The Hertz Corporation (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.17.1	Hertz Holdings Hertz
Offer Letter, signed on December 3, 2018, between Kenny K. Cheung and The Hertz Corporation (Incorporated by reference to Exhibit 10.29.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 26, 2021).†

10.17.2	Hertz Holdings Hertz
Offer Letter, signed on September 25, 2020, between Kenny K. Cheung and The Hertz Corporation (Incorporated by reference to Exhibit 10.29.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 26, 2021).†

10.18	Hertz Holdings Hertz
Offer Letter, signed on October 16, 2019, between Angela Brav and The Hertz Corporation (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 26, 2021).†

10.19.1	Hertz Holdings Hertz
Offer Letter, dated February 27, 2019, between M. David Galainena and The Hertz Corporation (Incorporated by reference to Exhibit 10.31.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 26, 2021).†

10.19.2	Hertz Holdings Hertz
Offer Letter, signed on September 25, 2020, between M. David Galainena and The Hertz Corporation (Incorporated by reference to Exhibit 10.31.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 26, 2021).†

10.20	Hertz Holdings Hertz
Form of Retention Program Letter Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 17, 2021).†

10.21	Hertz Holdings Hertz
2021 Hertz Global Holdings, Inc. Severance Plan for Senior Executives (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 17, 2021).†

10.22	Hertz Holdings Hertz
Offer Letter between Mark Fields and Hertz Global Holdings, Inc. dated October 4, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on October 5, 2021).†

10.23	Hertz Holdings Hertz
Second Amended and Restated Offer Letter, Confidentiality and Non-Competition Agreement between Paul Stone and Hertz Global Holdings, Inc. effective as of October 5, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings and The Hertz Corporation, as filed on October 5, 2021).†

10.24	Hertz Holdings Hertz
Hertz Global Holdings Inc. Directors Compensation Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on October 6, 2021).†

21.1	Hertz Holdings Hertz	The List of Subsidiaries of Hertz Global Holdings, Inc. and The Hertz Corporation.*
23.1	Hertz Holdings	Consent of Independent Registered Public Accounting Firm.*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).*

_______________________________________________________________________________
† Indicates management contract or compensatory plan or arrangement.
* Filed herewith
**Furnished herewith

Schedules and exhibits not included above have been omitted because the information required has been included in the financial statements or notes thereto or are not applicable or not required.