Form 10-Q
period 2022-03-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2022-04-27
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	Nasdaq Global Select
Hertz Global Holdings, Inc.	Warrants to purchase common stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.80 per share, subject to adjustment	HTZWW	Nasdaq Global Select
The Hertz Corporation	None		None	None

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	April 21, 2022
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	412,111,348
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,521	$2,258
Restricted cash and cash equivalents:
Vehicle	301	77
Non-vehicle	300	316
Total restricted cash and cash equivalents	601	393
Total cash and cash equivalents and restricted cash and cash equivalents	2,122	2,651
Receivables:
Vehicle	93	62
Non-vehicle, net of allowance of $45 and $48, respectively	707	696
Total receivables, net	800	758
Prepaid expenses and other assets	1,331	1,017
Revenue earning vehicles:
Vehicles	12,118	10,836
Less: accumulated depreciation	(1,554)	(1,610)
Total revenue earning vehicles, net	10,564	9,226
Property and equipment, net	611	608
Operating lease right-of-use assets	1,566	1,566
Intangible assets, net	2,903	2,912
Goodwill	1,044	1,045
Total assets(1)	$20,941	$19,783
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$109	$56
Non-vehicle	566	516
Total accounts payable	675	572
Accrued liabilities	939	863
Accrued taxes, net	188	157
Debt:
Vehicle	9,098	7,921
Non-vehicle	2,984	2,986
Total debt	12,082	10,907
Public Warrants	1,272	1,324
Operating lease liabilities	1,502	1,510
Self-insured liabilities	468	463
Deferred income taxes, net	1,113	1,010
Total liabilities(1)	18,239	16,806
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 477,673,065 and 477,233,278 shares issued, respectively, and 415,256,346 and 449,782,424 shares outstanding, respectively	5	5
Treasury stock, at cost, 62,416,719 and 27,450,854 common shares, respectively	(1,430)	(708)
Additional paid-in capital	6,237	6,209
Retained earnings (Accumulated deficit)	(1,889)	(2,315)
Accumulated other comprehensive income (loss)	(221)	(214)
Total stockholders' equity	2,702	2,977
Total liabilities and stockholders' equity	$20,941	$19,783
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of March 31, 2022 and December 31, 2021 include total assets of variable interest entities (“VIEs”) of $706 million and $734 million, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of March 31, 2022 and December 31, 2021 include total liabilities of VIEs of $706 million and $733 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$1,810	$1,289
Expenses:
Direct vehicle and operating	1,053	778
Depreciation of revenue earning vehicles and lease charges, net	(59)	243
Non-vehicle depreciation and amortization	33	54
Selling, general and administrative	235	151
Interest expense, net:
Vehicle	5	104
Non-vehicle (excludes contractual interest of $53 million for the three months ended March 31, 2021)	39	44
Total interest expense, net	44	148
Other (income) expense, net	(2)	(3)
Reorganization items, net	—	42
(Gain) from the sale of a business	—	(392)
Change in fair value of Public Warrants	(50)	—
Total expenses	1,254	1,021
Income (loss) before income taxes	556	268
Income tax (provision) benefit	(130)	(79)
Net income (loss)	426	189
Net (income) loss attributable to noncontrolling interests	—	1
Net income (loss) attributable to Hertz Global	$426	$190

Weighted-average common shares outstanding:
Basic	432	156
Diluted	461	157
Earnings (loss) per common share:
Basic	$0.99	$1.22
Diluted	$0.82	$1.21

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$426	$189
Other comprehensive income (loss):
Foreign currency translation adjustments	(7)	17
Total other comprehensive income (loss)	(7)	17
Total comprehensive income (loss)	419	206
Comprehensive (income) loss attributable to noncontrolling interests	—	1
Comprehensive income (loss) attributable to Hertz Global	$419	$207
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests(1)	Total Stockholders' Equity
Balance as of:
December 31, 2020	—	$—	156	$2	$3,047	$(2,681)	$(212)	2	$(100)	$56	$37	$93
Net income (loss)	—	—	—	—	—	190	—	—	—	190	(1)	189
Other comprehensive income (loss)	—	—	—	—	—	—	17	—	—	17	—	17
Stock-based compensation charges	—	—	—	—	2	—	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11)	(11)
March 31, 2021	—	$—	156	$2	$3,049	$(2,491)	$(195)	2	$(100)	$265	$25	$290

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2021	—	$—	450	$5	$6,209	$(2,315)	$(214)	27	$(708)	$2,977
Net income (loss)	—	—	—	—	—	426	—	—	—	426
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	—	—	(7)
Net settlement on vesting of restricted stock	—	—	—	—	(4)	—	—	—	—	(4)
Stock-based compensation charges	—	—	—	—	28	—	—	—	—	28
Public Warrant exercises(2)	—	—	—	—	4	—	—	—	—	4
Share repurchases	—	—	(35)	—	—	—	—	35	(722)	(722)
March 31, 2022	—	$—	415	$5	$6,237	$(1,889)	$(221)	62	$(1,430)	$2,702
(1)    See "767 Auto Leasing LLC" in Note 13, "Related Party Transactions."
(2)    See Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$426	$189
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	(20)	275
Depreciation and amortization, non-vehicle	33	54
Amortization of deferred financing costs and debt discount (premium)	11	34
Stock-based compensation charges	28	2
Provision for receivables allowance	13	29
Deferred income taxes, net	103	62
Reorganization items, net	—	(15)
(Gain) loss from the sale of a business	—	(392)
Change in fair value of Public Warrants	(50)	—
(Gain) loss on financial instruments	(44)	1
Other	(1)	(2)
Changes in assets and liabilities:
Non-vehicle receivables	(43)	(73)
Prepaid expenses and other assets	(40)	(87)
Operating lease right-of-use assets	72	78
Non-vehicle accounts payable	51	40
Accrued liabilities	124	62
Accrued taxes, net	30	36
Operating lease liabilities	(80)	(78)
Self-insured liabilities	8	(15)
Net cash provided by (used in) operating activities	621	200
Cash flows from investing activities:
Revenue earning vehicles expenditures	(2,985)	(1,517)
Proceeds from disposal of revenue earning vehicles	1,471	686
Non-vehicle capital asset expenditures	(30)	(9)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	1	4
Collateral returned in exchange for letters of credit	17	—
Return of (investment in) equity investments	(15)	—
Proceeds from the sale of a business, net of cash sold	—	818
Net cash provided by (used in) investing activities	(1,541)	(18)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	4,680	1,096
Repayments of vehicle debt	(3,492)	(946)
Proceeds from issuance of non-vehicle debt	—	560
Repayments of non-vehicle debt	(5)	(1)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2022	2021
Payment of financing costs	(24)	(7)
Proceeds from exercises of Public Warrants	3	—
Share repurchases	(766)	—
Contributions from (distributions to) noncontrolling interests	—	(10)
Other	(4)	—
Net cash provided by (used in) financing activities	392	692
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(1)	(12)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents during the period	(529)	862
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(1)	2,651	1,578
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$2,122	$2,440

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$39	$69
Non-vehicle	17	30
Income taxes, net of refunds	6	(4)
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$82	$103
Sales of revenue earning vehicles included in vehicle receivables	65	119
Purchases of non-vehicle capital assets included in accounts payable	23	6
Purchases of non-vehicle capital assets included in liabilities subject to compromise	—	16
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	5	21
Public Warrant exercises	2	—
Accrual for purchases of treasury shares	10	—
(1)     Amounts include cash and cash equivalents and restricted cash and cash equivalents which were held for sale at December 31, 2020, prior to the completion of the Donlen Sale in the first quarter of 2021, as disclosed in Note 3, "Divestitures."
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,520	$2,257
Restricted cash and cash equivalents:
Vehicle	301	77
Non-vehicle	300	316
Total restricted cash and cash equivalents	601	393
Total cash and cash equivalents and restricted cash and cash equivalents	2,121	2,650
Receivables:
Vehicle	93	62
Non-vehicle, net of allowance of $45 and $48, respectively	706	695
Total receivables, net	799	757
Prepaid expenses and other assets	1,332	1,016
Revenue earning vehicles:
Vehicles	12,118	10,836
Less: accumulated depreciation	(1,554)	(1,610)
Total revenue earning vehicles, net	10,564	9,226
Property and equipment, net	611	608
Operating lease right-of-use assets	1,566	1,566
Intangible assets, net	2,903	2,912
Goodwill	1,044	1,045
Total assets(1)	$20,940	$19,780
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$109	$56
Non-vehicle	566	516
Total accounts payable	675	572
Accrued liabilities	929	809
Accrued taxes, net	188	157
Debt:
Vehicle	9,098	7,921
Non-vehicle	2,984	2,986
Total debt	12,082	10,907
Operating lease liabilities	1,502	1,510
Self-insured liabilities	468	463
Deferred income taxes, net	1,116	1,012
Total liabilities(1)	16,960	15,430
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	6,451	7,190
Retained earnings (Accumulated deficit)	(2,250)	(2,626)
Accumulated other comprehensive income (loss)	(221)	(214)
Total stockholder's equity	3,980	4,350
Total liabilities and stockholder's equity	$20,940	$19,780
(1)    The Hertz Corporation's consolidated total assets as of March 31, 2022 and December 31, 2021 include total assets of VIEs of $706 million and $734 million, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of March 31, 2022 and December 31, 2021 include total liabilities of VIEs of $706 million and $733 million, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended March 31,
	2022	2021
Revenues	$1,810	$1,289
Expenses:
Direct vehicle and operating	1,053	778
Depreciation of revenue earning vehicles and lease charges, net	(59)	243
Non-vehicle depreciation and amortization	33	54
Selling, general and administrative	235	151
Interest expense, net:
Vehicle	5	104
Non-vehicle (excludes contractual interest of $53 million for the three months ended March 31, 2021)	39	44
Total interest expense, net	44	148
Other (income) expense, net	(2)	(3)
Reorganization items, net	—	42
(Gain) from the sale of a business	—	(392)
Total expenses	1,304	1,021
Income (loss) before income taxes	506	268
Income tax (provision) benefit	(130)	(79)
Net income (loss)	376	189
Net (income) loss attributable to noncontrolling interests	—	1
Net income (loss) attributable to Hertz	$376	$190

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$376	$189
Other comprehensive income (loss):
Foreign currency translation adjustments	(7)	17
Total other comprehensive income (loss)	(7)	17
Total comprehensive income (loss)	369	206
Comprehensive (income) loss attributable to noncontrolling interests	—	1
Comprehensive income (loss) attributable to Hertz	$369	$207

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests(1)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2020	100	$—	$3,953	$(3,783)	$(212)	$(42)	$37	$(5)
Net income (loss)	—	—	—	190	—	190	(1)	189
Other comprehensive income (loss)	—	—	—	—	17	17	—	17
Stock-based compensation charges	—	—	2	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
March 31, 2021	100	$—	$3,955	$(3,593)	$(195)	$167	$25	$192

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance as of:
December 31, 2021	100	$—	$7,190	$(2,626)	$(214)	$4,350
Net income (loss)	—	—	—	376	—	376
Other comprehensive income (loss)	—	—	—	—	(7)	(7)
Stock-based compensation charges	—	—	28	—	—	28
Dividends paid to Hertz Holdings(2)	—	—	(767)	—	—	(767)
March 31, 2022	100	$—	$6,451	$(2,250)	$(221)	$3,980
(1)    See "767 Auto Leasing LLC" in Note 13, "Related Party Transactions."
(2)    See "Share Repurchase Program for Common Stock" in Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$376	$189
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	(20)	275
Depreciation and amortization, non-vehicle	33	54
Amortization of deferred financing costs and debt discount (premium)	11	34
Stock-based compensation charges	28	2
Provision for receivables allowance	13	29
Deferred income taxes, net	103	62
Reorganization items, net	—	(15)
(Gain) loss from the sale of a business	—	(392)
(Gain) loss on financial instruments	(44)	1
Other	(1)	(2)
Changes in assets and liabilities:
Non-vehicle receivables	(43)	(73)
Prepaid expenses and other assets	(40)	(87)
Operating lease right-of-use assets	72	78
Non-vehicle accounts payable	51	40
Accrued liabilities	124	62
Accrued taxes, net	30	36
Operating lease liabilities	(80)	(78)
Self-insured liabilities	8	(15)
Net cash provided by (used in) operating activities	621	200
Cash flows from investing activities:
Revenue earning vehicles expenditures	(2,985)	(1,517)
Proceeds from disposal of revenue earning vehicles	1,471	686
Non-vehicle capital asset expenditures	(30)	(9)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	1	4
Return of (investment in) equity investments	(15)	—
Collateral returned in exchange for letters of credit	17	—
Proceeds from the sale of a business, net of cash sold	—	818
Net cash provided by (used in) investing activities	(1,541)	(18)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	4,680	1,096
Repayments of vehicle debt	(3,492)	(946)
Proceeds from issuance of non-vehicle debt	—	560
Repayments of non-vehicle debt	(5)	(1)
Payment of financing costs	(24)	(7)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2022	2021
Dividends paid to Hertz Holdings	(767)	—
Contributions from (distributions to) noncontrolling interests	—	(10)
Net cash provided by (used in) financing activities	392	692
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(1)	(12)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(529)	862
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(1)	2,650	1,550
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$2,121	$2,412

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$39	$69
Non-vehicle	17	30
Income taxes, net of refunds	6	(4)
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$82	$103
Sales of revenue earning vehicles included in vehicle receivables	65	119
Purchases of non-vehicle capital assets included in accounts payable	23	6
Purchases of non-vehicle capital assets included in liabilities subject to compromise	—	16
Revenue earning vehicles and non-vehicle capital assets acquired through capital lease	5	21
(1)     Amounts include cash and cash equivalents and restricted cash and cash equivalents which were held for sale at December 31, 2020, prior to the completion of the Donlen Sale in the first quarter of 2021, as disclosed in Note 3, "Divestitures."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1—Background

Hertz Global Holdings, Inc. ("Hertz Global" when including its subsidiaries and VIEs and "Hertz Holdings" when excluding its subsidiaries and VIEs) was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns The Hertz Corporation ("Hertz" and interchangeably with Hertz Global, the "Company"), Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. On May 22, 2020, as a result of the impact from the COVID-19 global pandemic, Hertz Global, Hertz and certain of their direct and indirect subsidiaries in the U.S. and Canada (the "Debtors") filed voluntary petitions for relief under chapter 11 of title 11 ("Chapter 11") of the U.S. Bankruptcy Code (the "Chapter 11 Cases") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On June 10, 2021, a plan of reorganization (the "Plan of Reorganization") was confirmed by the Bankruptcy Court and on June 30, 2021, the Plan of Reorganization became effective and the Debtors emerged from Chapter 11.

Hertz operates its vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from company-owned, licensee and franchisee locations in the United States ("U.S."), Africa, Asia, Australia, Canada, the Caribbean, Europe, Latin America, the Middle East and New Zealand. The Company also sells vehicles through Hertz Car Sales and operates the Firefly vehicle rental brand and Hertz 24/7 car sharing business in international markets. As disclosed in Note 3, "Divestitures," on March 30, 2021 the Company completed the sale of substantially all of the assets and certain liabilities of its Donlen subsidiary (the "Donlen Sale"), a business which provided vehicle leasing and fleet management services.

Note 2—Basis of Presentation

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2022 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

Certain charges related to the Chapter 11 Cases were recorded as reorganization items, net in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2021 pursuant to the provisions of Accounting Standards Codification (“ASC”) 852, Reorganizations. See Note 15, "Reorganization Items, Net," for additional information.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Actual results could differ materially from those estimates.

The December 31, 2021 unaudited condensed consolidated balance sheet data is derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP. The information included in this

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Quarterly Report on Form 10-Q should be read in conjunction with information included in the Company's Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on February 23, 2022.

In connection with the Company's emergence from Chapter 11 and how the Company's chief operating decision maker ("CODM") regularly reviews operating results and allocates resources, the Company modified its reportable segments during the second quarter of 2021, as disclosed in Note 14, "Segment Information." Additionally, beginning in second quarter 2021, non-vehicle depreciation expense is reported on a separate line item in the consolidated statement of operations. Certain prior period amounts have been reclassified to conform with current period presentation.

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

Note 3—Divestitures

Donlen Sale

On March 30, 2021, the Company completed the sale of substantially all of the assets and certain liabilities of its Donlen subsidiary. In the three months ended March 31, 2021, the Company recognized a pre-tax gain in its corporate operations of $392 million, net of the impact of foreign currency adjustments, subject to certain post-closing adjustments in the second quarter of 2021.

Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	March 31, 2022	December 31, 2021
Revenue earning vehicles	$11,624	$10,506
Less accumulated depreciation	(1,437)	(1,518)
	10,187	8,988
Revenue earning vehicles held for sale, net(1)	377	238
Revenue earning vehicles, net	$10,564	$9,226
(1)    Represents the carrying amount of vehicles currently placed on the Company's retail lots for sale or actively in the process of being sold through other disposition channels.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended March 31,
(In millions)	2022	2021
Depreciation of revenue earning vehicles	$322	$265
(Gain) loss on disposal of revenue earning vehicles	(387)	(33)
Rents paid for vehicles leased	6	11
Depreciation of revenue earning vehicles and lease charges, net	$(59)	$243

Note 5—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of March 31, 2022 and December 31, 2021:

Facility	Weighted-Average Interest Rate as of March 31, 2022	Fixed or Floating Interest Rate	Maturity	March 31, 2022	December 31, 2021
Non-Vehicle Debt
Term B Loan	3.75%	Floating	6/2028	$1,290	$1,294
Term C Loan	3.75%	Floating	6/2028	245	245
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
First Lien RCF	N/A	Floating	6/2026	—	—
Other Non-Vehicle Debt(1)	7.98%	Fixed	Various	15	16
Unamortized Debt Issuance Costs and Net (Discount) Premium				(66)	(69)
Total Non-Vehicle Debt				2,984	2,986
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(2)	1.77%	Floating	6/2023	1,423	2,813
HVF III Series 2021-A Class B(2)	3.65%	Fixed	6/2023	188	188
				1,611	3,001
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(2)	1.66%	Fixed	12/2024	2,000	2,000
HVF III Series 2021-2(2)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(2)	2.07%	Fixed	6/2025	653	—
HVF III Series 2022-2(2)	2.42%	Fixed	6/2027	653	—
HVF III Series 2022-3(2)	3.53%	Fixed	3/2024	333	—
HVF III Series 2022-4(2)	3.87%	Fixed	9/2025	580	—
HVF III Series 2022-5(2)	4.03%	Fixed	9/2027	317	—
				6,536	4,000
Vehicle Debt - Other
European ABS(2)	1.80%	Floating	10/2023	418	395
Hertz Canadian Securitization(2)	2.85%	Floating	1/2023	216	191
Australian Securitization(2)	1.67%	Floating	4/2024	135	128

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of March 31, 2022	Fixed or Floating Interest Rate	Maturity	March 31, 2022	December 31, 2021
New Zealand RCF	3.94%	Floating	6/2022	42	39
U.K. Financing Facility	4.25%	Floating	4/2022-3/2025	90	98
U.K. Toyota Financing Facility	2.20%	Floating	8/2022-2/2023	8	9
Other Vehicle Debt	2.90%	Floating	4/2022-3/2025	94	93
				1,003	953
Unamortized Debt Issuance Costs and Net (Discount) Premium				(52)	(33)
Total Vehicle Debt				9,098	7,921
Total Debt				$12,082	$10,907
(1)Other non-vehicle debt is primarily comprised of $11 million and $12 million in capital lease obligations as of March 31, 2022 and December 31, 2021, respectively.
(2)Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness originally expect the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full.

Non-vehicle Debt

In March 2022, the First Lien RCF was amended to (i) increase the aggregate committed amount from $1.3 billion to $1.5 billion, (ii) increase the sublimit for letters of credit from $1.1 billion to $1.4 billion and (iii) change the benchmark from USD LIBOR to the Secured Overnight Financing Rate ("SOFR") based rate.

Vehicle Debt

HVF III U.S. ABS Program

HVF III Series 2021-A Notes: In March 2022, the Series 2021-A Notes were amended to increase the maximum principal amount from $3.0 billion to $3.2 billion.

HVF III Series 2022-1 Notes: In January 2022, Hertz issued the Series 2022-1 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $750 million.

HVF III Series 2022-2 Notes: In January 2022, Hertz issued the Series 2022-2 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $750 million.

HVF III Series 2022-3 Notes: In March 2022, Hertz issued the Series 2022-3 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $383 million.

HVF III Series 2022-4 Notes: In March 2022, Hertz issued the Series 2022-4 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $667 million.

HVF III Series 2022-5 Notes: In March 2022, Hertz issued the Series 2022-5 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $364 million.

There is subordination within each of the preceding series based on class.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
HVF III Various Series 2022 Class D Notes: At the time of the respective HVF III initial offerings disclosed above, an affiliate of HVF III purchased the Class D Notes. Accordingly, the related principal amounts below are eliminated in consolidation as of March 31, 2022.

(In millions)	Aggregate Principal Amount
HVF III Series 2022-1 Class D Notes	$98
HVF III Series 2022-2 Class D Notes	98
HVF III Series 2022-3 Class D Notes	50
HVF III Series 2022-4 Class D Notes	87
HVF III Series 2022-5 Class D Notes	47
Total	$380

Vehicle Debt-Other

Australian Securitization

In January 2022, the Australian Securitization was amended to increase the aggregate maximum borrowings to AUD250 million and to extend the maturity to April 2024.

New Zealand RCF

In April 2022, Hertz New Zealand Holdings Limited, an indirect, wholly-owned subsidiary of Hertz, amended its credit agreement to extend the maturity to June 2024.

U.K. Financing Facility

In April 2022, Hertz U.K. Limited amended the U.K. Financing Facility to provide for aggregate maximum borrowings of up to £120 million, for a seasonal commitment period through October 2022. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to £100 million. Additionally, the U.K. Financing Facility was amended to extend the maturity of the aggregate maximum borrowings of £100 million to October 2023.

U.K. Toyota Financing Facility

In March 2022, Hertz U.K. Limited amended the U.K. Toyota Financing Facility to increase aggregate maximum borrowings from £10 million to £25 million and extended the maturity to October 2022.

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

The following facilities were available to the Company as of March 31, 2022 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$1,138	$1,138
Total Non-Vehicle Debt	1,138	1,138
Vehicle Debt
HVF III Series 2021-A	1,595	—
European ABS	413	—
Hertz Canadian Securitization	64	—
Australian Securitization	53	—
U.K. Financing Facility	41	—
U.K. Toyota Financing Facility	25	6
Total Vehicle Debt	2,191	6
Total	$3,329	$1,144

Letters of Credit

As of March 31, 2022, there were outstanding standby letters of credit totaling $585 million comprised primarily of $232 million issued under the Term C Loan and $337 million were issued under the First Lien RCF. As of March 31, 2022, there remains $13 million of capacity to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to support the Company's insurance programs and to provide credit enhancement for the Company's asset-backed securitization facilities, as well as to support the Company's vehicle rental concessions and leaseholds. As of March 31, 2022, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of March 31, 2022 and December 31, 2021, IFF No. 2 had total assets of $706 million and $734 million, respectively, comprised primarily of intercompany receivables, and total liabilities of $706 million and $733 million, respectively, comprised primarily of debt.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. The financial covenant disclosed above was effective beginning in the third quarter of 2021. As of March 31, 2022, Hertz was in compliance with the First Lien Ratio.

In addition to financial covenants, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interest for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, restrictions on the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of March 31, 2022, the Company was in compliance with all covenants in the First Lien Credit Agreement.

Note 6—Leases

The Company enters into certain agreements as a lessor under which it rents vehicles and leases fleets to customers. The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(In millions)	2022	2021
Operating lease income from vehicle rentals	$1,721	$1,099
Operating lease income from fleet leasing	—	149
Variable operating lease income	44	1
Revenue accounted for under Topic 842	1,765	1,249
Revenue accounted for under Topic 606	45	40
Total revenues	$1,810	$1,289

Note 7—Income Tax (Provision) Benefit

Hertz Global

The effective tax rate is 23% and 29% for the three months ended March 31, 2022 and 2021, respectively. Hertz Global recorded a tax provision of $130 million and $79 million for the three months ended March 31, 2022 and 2021, respectively. The increase in the tax provision for three months ended March 31, 2022 compared to the 2021 period is driven primarily by improvements in Hertz Global's financial performance and changes in the mix of earnings and losses for jurisdictions for which no tax benefit can be recognized.

As of March 31, 2022, the Company has approximately $670 million gross, or $141 million U.S. federal tax effected, of capital loss carryforward relating to a European restructuring for which a full valuation allowance is recorded. The Company filed a request for a pre-filing agreement with the Internal Revenue Service ("IRS") in December 2021, to determine whether the capital loss on European restructuring qualifies as an ordinary loss. During the first quarter of 2022, the Company received notice from the IRS of its acceptance of this request. A favorable outcome from this proceeding could result in a full or partial release of the valuation allowance.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

The effective tax rate is 26% and 29% for the three months ended March 31, 2022 and 2021, respectively. Hertz recorded a tax provision of $130 million and $79 million for the three months ended March 31, 2022 and 2021, respectively. The increase in the tax provision in the three months ended March 31, 2022 compared to the 2021, period is driven primarily by improvements in Hertz's financial performance and changes in the mix of earnings and losses for jurisdictions for which no tax benefit can be recognized.

As of March 31, 2022, the Company has approximately $670 million gross, or $141 million U.S. federal tax effected, of capital loss carryforward relating to a European restructuring for which a full valuation allowance is recorded. The Company filed a request for a pre-filing agreement with the IRS in December 2021, to determine whether the capital loss on European restructuring qualifies as an ordinary loss. During the first quarter of 2022, the Company received notice from the IRS of its acceptance of this request. A favorable outcome from this proceeding could result in a full or partial release of the valuation allowance.

Note 8— Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

During the three months ended March 31, 2022, 145,190 Public Warrants were exercised of which 33,427 were cashless exercises and 111,763 were exercised for $13.80 per share. As of March 31, 2022, a cumulative 6,185,470 Public Warrants have been exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. See Note 11, "Fair Value Measurements."

Share Repurchase Program for Common Stock

In November 2021, Hertz Global's Board of Directors approved a share repurchase program that authorizes the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. Between January 1, 2022 and March 31, 2022, a total of 34,964,965 shares of Hertz Global's common stock were repurchased at an average share price of $20.65 resulting in an aggregate purchase price of $722 million. These amounts are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of March 31, 2022. Hertz Global funded the share repurchases with available cash and dividend distributions from Hertz.

Between April 1, 2022 and April 21, 2022, a total of 3,159,382 shares of Hertz Global's common stock were repurchased at an average share price of $22.16 resulting in an aggregate purchase price of $70 million, resulting in a total of 55,230,373 shares of Hertz Global's common stock repurchased for a total of $1.2 billion since the inception of the program.

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

For the three months ended March 31, 2022, the diluted weighted-average shares outstanding included the dilutive impact of Public Warrants where the Company assumed share settlement of the Public Warrants as of the beginning of the reporting period. Additionally, the Company removes the change in fair value of Public Warrants when computing diluted earnings (loss) per common share, when the impact of Public Warrants is dilutive.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Numerator:
Net income (loss) attributable and available to Hertz Global common stockholders, basic	$426	$190
Change in fair value of Public Warrants	(50)	—
Net income (loss) available to Hertz Global common stockholders, diluted	$376	$190
Denominator:
Basic weighted-average common shares outstanding	432	156
Dilutive effect of stock options, RSUs and PSUs	—	1
Dilutive effect of Public Warrants	29	—
Diluted weighted-average shares outstanding	461	157
Antidilutive stock options, RSUs and PSUs	5	1
Total antidilutive	5	1
Earnings (loss) per common share:
Basic	$0.99	$1.22
Diluted	$0.82	$1.21

Note 9—Stock-Based Compensation

During the fourth quarter of 2021, Hertz Global's Board of Directors approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of March 31, 2022, 42,173,566 shares of the Company's common stock are authorized and remain available for future grants under the 2021 Omnibus Plan.

During the three months ended March 31, 2022, compensation expense of $27 million, net of $1 million tax benefit, was recognized for grants under the 2021 Omnibus Plan and recorded in selling, general and administrative expense in the accompany unaudited condensed consolidated income statement. As of March 31, 2022, there was $304 million of total unrecognized compensation cost expected to be recognized over the remaining 2.7 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options

A summary of stock option activity as of March 31, 2022 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2021	3,678,855	$26.17	9.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(65,720)	26.17	—	—
Outstanding as of March 31, 2022	3,613,135	26.17	9.6	—
Exercisable as of March 31, 2022	(26,440)	26.17	9.6	—
Non-vested as of March 31, 2022	3,586,695

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Performance Stock Units ("PSUs")

A summary of the PSU activity as of March 31, 2022 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2021	—	$—	$—
Granted	9,929,111	17.73	—
Vested	—	—	—
Forfeited or Expired	—	—	—
Outstanding as of March 31, 2022	9,929,111	17.73	220

Compensation expense for PSUs is based on the grant date fair value. For grants issued in 2022, vesting eligibility is based on market, performance and service conditions of three to five years. Certain of these PSUs were valued on the grant date using a Monte Carlo simulation model that incorporates the assumptions noted in the following table:

Grants
Assumption	2022
Expected volatility	68%
Expected dividend yield	—%
Expected term (years)	5
Risk-free interest rate	1.71%
Weighted-average grant date fair value	$17.61

Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity as of March 31, 2022 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2021	1,726,286	$26.17	$43
Granted	3,354,079	20.60	—
Vested	(508,813)	26.17	—
Forfeited or Expired	(21,907)	26.17	—
Outstanding as of March 31, 2022	4,549,645	22.06	101

Additional information pertaining to RSU activity is as follows:

Three Months Ended March 31,
2022
Total fair value of awards that vested (in millions)	$13
Weighted-average grant-date fair value of awards granted	$20.60

For RSU grants issued in 2022, the vesting period is three years. For RSU grants issued in 2021, the vesting period is three years except for 500,000 shares that vested in the first quarter of 2022 and 100,000 shares which vest in the fourth quarter of 2022.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Deferred Stock Units

As of March 31, 2022, there were approximately 35,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

Note 10—Financial Instruments

The Company employs established risk management policies and procedures, and, under the terms of our ABS facilities, may be required to enter into interest rate derivatives, which seek to reduce the Company’s commercial risk exposure to fluctuations in interest rates and currency exchange rates. Although the instruments utilized involve varying degrees of credit, market and interest risk, the Company contracts with multiple counterparties to mitigate concentrations of risk and the counterparties to the agreements are expected to perform fully under the terms of the agreements. The Company monitors counterparty credit risk, including lenders, on a regular basis, but cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, upon the occurrence of an event of default under the Company’s International Swaps and Derivatives Association ("ISDA") master derivative agreements, the non-defaulting party generally has the right, but not the obligation, to set-off any early termination amounts under any such agreements against any other amounts owed with regard to any other agreements between the parties to each such agreement.

None of the Company's financial instruments have been designated as hedging instruments as of March 31, 2022 and December 31, 2021.

Interest Rate Risk

The Company uses a combination of interest rate caps and swaps to manage its exposure to interest rate movements and to manage its mix of floating and fixed-rate debt.

Currency Exchange Rate Risk

The Company uses foreign currency exchange rate derivative financial instruments to manage it currency exposure resulting from intercompany transactions and other cross currency obligations.

Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
(In millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest rate instruments	$60	$12	$—	$—
Foreign currency forward contracts	2	1	3	2
Total	$62	$13	$3	$2
(1)     All asset derivatives are recorded in prepaid expenses and other assets and all liability derivatives are recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

During the first quarter of 2022, the Company recognized a gain of $44 million on interest rate instruments which was recorded in vehicle interest expense, net in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2022. The amounts recognized in income for derivative instruments were not material for the three months ended March 31, 2021.
The Company's foreign currency forward contracts and certain interest rate instruments are subject to enforceable master netting agreements with their counterparties. The Company does not offset such derivative assets and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
liabilities in its unaudited condensed consolidated balance sheets, and the potential effect of the Company’s use of the master netting arrangements is not material.

Note 11—Fair Value Measurements

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

	March 31, 2022		December 31, 2021
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt	$3,050	$2,921	$3,055	$3,065
Vehicle Debt	9,150	8,852	7,954	7,908
Total	$12,200	$11,773	$11,009	$10,973

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's cash equivalents, restricted cash equivalents and Public Warrants that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	March 31, 2022				December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$1,130	$—	$—	$1,130	$1,678	$—	$—	$1,678
Liabilities:
Public Warrants	$1,272	$—	$—	$1,272	$1,324	$—	$—	$1,324

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Public Warrants

Hertz Global's Public Warrants are classified as liabilities at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price, a Level 1 input of the fair value hierarchy. For the three months ended March 31, 2022, the fair value adjustment was a gain of $50 million and is recorded in change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statement of operations for Hertz Global for the three months ended March 31, 2022.

Financial Instruments

The fair value of the Company's financial instruments as of March 31, 2022 and December 31, 2021 are disclosed in Note 10, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Note 12—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of March 31, 2022 and December 31, 2021, the Company's liability recorded for self-insured liabilities is $468 million and $463 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business, including claims by employees, former employees and governmental investigations. The Company has summarized below the material legal proceedings to which the Company was a party during the three months ended March 31, 2022 or the period after March 31, 2022, but before the filing of this Quarterly Report.

Make-Whole and Post-Petition Interest Claims - On July 1, 2021, Wells Fargo Bank, N.A., in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes"), and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Notes”), filed a complaint (the “Complaint”) against The Hertz Corporation, Dollar Rent A Car, Inc., Dollar Thrifty Automotive Group, Inc., Donlen Corporation, DTG Operations, Inc., DTG Supply, LLC, Firefly Rent A Car LLC, Hertz Car Sales LLC, Hertz Global Services Corporation, Hertz Local Edition Corp., Hertz Local Edition Transporting, Inc., Hertz System, Inc., Hertz Technologies, Inc., Hertz Transporting, Inc., Rental Car Group Company, LLC, Smartz Vehicle Rental Corporation, Thrifty Car Sales, Inc., Thrifty, LLC, Thrifty

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Insurance Agency, Inc., Thrifty Rent A Car System, LLC, and TRAC Asia Pacific, Inc. (collectively referred to in this summary as “Defendants”). The filing of the Complaint initiated the adversary proceeding captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et al. pending in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 21-50995 (MFW). The Complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that they assert total $271,684,720 plus interest at the contractual default rate or in the alternative are entitled to payment post-petition interest at the applicable contractual rate that they assert totals $124,512,653 plus interest at the New York statutory rate. On July 2, 2021, Defendants were summoned to file a motion or answer to the Complaint within 30 days. On August 2, 2021, the Defendants filed a motion to dismiss both counts for declaratory judgment, which was argued before Judge Walrath on November 9, 2021. On December 22, 2021, the Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 and 2024 Notes and (ii) post-petition interest at the contract rate. As a result, only Wells Fargo’s claims for a redemption premium with respect to the 2026 and 2028 Senior Notes now remain. Additionally, note holders that elected to participate in the rights offering held in June 2021 (the "2021 Rights Offering") waived their right to collect on the make whole premium. Therefore, since some of the 2026 and 2028 note holders elected to participate in the 2021 Rights Offering, the total amount which may be owed with respect to the asserted make whole premium for those series of notes will be reduced further. The Defendants dispute that any such amounts are owed and intend to respond and otherwise vigorously defend claims set forth therein. The Company cannot predict the outcome or timing of this litigation.

There is a potential that the Bankruptcy Court's decision could be appealed and overturned. In that instance, some creditors in the Chapter 11 Cases may assert that the Company owes additional interest and, in certain cases, additional make whole or other premiums. These claims could be material. The Company retains all rights with respect to any such asserted amounts and intends to vigorously defend against any such asserted claims. There can be no assurance regarding the outcome of any of the litigation regarding the validity or, if deemed valid, the amount of any such additional asserted interest and make whole claims and as such, the Company cannot predict the outcome or timing of any such litigation.

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

Claims Relating to Alleged False Arrests - As a large company, we are subject to various proceedings, lawsuits, disputes, inquiries, and claims arising in the ordinary course of our business. One series of claims involves claimants seeking monetary damages from the Company in connection with allegations that police detained or arrested them in error after the Company reported their rental cars as stolen. The claims arise from activities alleged to have occurred prior to the Company’s emergence from its bankruptcy reorganization. The overwhelming majority of these cases involve vehicles that were not returned to the Company within a reasonable time period following their contracted return date. These claims have been the subject of press coverage and the Company has received inquiries on the matter from certain elected officials. The Company will continue to defend itself as appropriate and has established policies to help ensure proper treatment of its customers as well as to prosecute those involved in the theft of services or assets of the Company. We currently believe that the eventual outcome of these claims will not have a materially adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 13—Related Party Transactions

Transactions and Agreements between Hertz Holdings and Hertz

In May 2021, upon expiration of a loan originated in May 2020 with Hertz Holdings, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $25 million with an expiration in May 2022 (the "2021 Master Loan"). The interest rate is based on the U.S. Dollar LIBOR rate plus a margin. As of December 31, 2021, there was no outstanding balance under the 2021 Master Loan. As of March 31, 2022, there is no outstanding balance under the 2021 Master Loan.

767 Auto Leasing LLC

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with a related party until May 2020, the option to acquire certain vehicles from Hertz. During the three months ended March 31, 2021, 767 distributed $10 million to American Entertainment Properties Corp. along with the return of certain vehicles. The 767 Lease Agreement was terminated effective October 31, 2021. Prior to the termination of the 767 Lease Agreement, the Company determined that it was the primary beneficiary of 767 due to its power to direct the activities of 767 that most significantly impacted 767's economic performance and the Company's obligation to absorb 25% of 767's gains/losses and, accordingly, 767 was consolidated by the Company as a VIE.

Note 14—Segment Information

The Company’s CODM assesses performance and allocates resources based upon the financial information for the Company’s reportable segments. In the second quarter of 2021, in connection with the emergence from Chapter 11 and changes in how the Company's CODM regularly reviews operating results and allocates resources, the Company revised its reportable segments to include Canada, Latin America and the Caribbean in its Americas RAC reportable segment, which were previously included in its International RAC reportable segment. Accordingly, prior periods have been restated to conform with the revised presentation. The Company has identified two reportable segments, which are consistent with its operating segments and organized based on the products and services provided and the geographic areas in which business is conducted, as follows:

•Americas RAC – rental of vehicles (cars, crossovers, vans and light trucks), as well as sales of value-added services, in the U.S., Canada, Latin America and the Caribbean; and

•International RAC – rental and leasing of vehicles (cars, crossovers, vans and light trucks), as well as sales of value-added services internationally and consists primarily of the Company's Europe and other international locations.

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

	Three Months Ended March 31,
(In millions)	2022	2021
Revenues
Americas RAC	$1,558	$967
International RAC	252	186
Total reportable segments	1,810	1,153
All other operations(1)	—	136
Total Hertz Global and Hertz	$1,810	$1,289
Depreciation of revenue earning vehicles and lease charges, net
Americas RAC	$(93)	$210
International RAC	34	33
Total Hertz Global and Hertz	$(59)	$243
Adjusted EBITDA
Americas RAC	$641	$26
International RAC	27	(8)
Total reportable segments	668	18
All other operations(1)	—	13
Corporate	(54)	(29)
Total Hertz Global and Hertz	$614	$2
(1)    Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures."

	As of
(In millions)	March 31, 2022	December 31, 2021
Revenue earning vehicles, net
Americas RAC	$9,247	$7,897
International RAC	1,317	1,329
Total Hertz Global and Hertz	$10,564	$9,226
Total assets
Americas RAC	$15,959	$14,352
International RAC	3,004	2,978
Total reportable segments	18,963	17,330
Corporate	1,978	2,453
Total Hertz Global(1)	20,941	19,783
Corporate - Hertz	(1)	(3)
Total Hertz(1)	$20,940	$19,780
(1)    The consolidated total assets of Hertz Global and Hertz as of March 31, 2022 and December 31, 2021 include total assets of VIEs of $706 million and $734 million, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:

Hertz Global

	Three Months Ended March 31,
(In millions)	2022	2021
Adjusted EBITDA:
Americas RAC	$641	$26
International RAC	27	(8)
Total reportable segments	668	18
All other operations(1)	—	13
Corporate(2)	(54)	(29)
Total Hertz Global	614	2
Adjustments:
Non-vehicle depreciation and amortization	(33)	(54)
Non-vehicle debt interest, net	(39)	(44)
Vehicle debt-related charges(3)	(7)	(28)
Restructuring and restructuring related charges(4)	(6)	(12)
Information technology and finance transformation costs(5)	1	(6)
Reorganization items, net(6)	—	(42)
Pre-reorganization charges and non-debtor financing charges(7)	—	(23)
Gain from the Donlen Sale(8)	—	392
Change in fair value of Public Warrants(9)	50	—
Unrealized gains (losses) on financial instruments(10)	44	—
Other items(11)	(68)	83
Income (loss) before income taxes	$556	$268

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

	Three Months Ended March 31,
(In millions)	2022	2021
Adjusted EBITDA:
Americas RAC	$641	$26
International RAC	27	(8)
Total reportable segments	668	18
All other operations(1)	—	13
Corporate(2)	(54)	(29)
Total Hertz	614	2
Adjustments:
Non-vehicle depreciation and amortization	(33)	(54)
Non-vehicle debt interest, net	(39)	(44)
Vehicle debt-related charges(3)	(7)	(28)
Restructuring and restructuring related charges(4)	(6)	(12)
Information technology and finance transformation costs(5)	1	(6)
Reorganization items, net(6)	—	(42)
Pre-reorganization charges and non-debtor financing charges(7)	—	(23)
Gain from the Donlen Sale(8)	—	392
Unrealized gains (losses) on financial instruments(10)	44	—
Other items(11)	(68)	83
Income (loss) before income taxes	$506	$268

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
(4)Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives.
(5)Represents costs associated with the Company’s information technology and finance transformation programs, both of which were multi-year initiatives to upgrade and modernize the Company’s systems and processes.
(6)Represents charges incurred associated with the filing of and the emergence from the Chapter 11 Cases, as disclosed in Note 15, "Reorganization Items, Net."
(7)Represents charges incurred prior to the filing of the Chapter 11 Cases which are comprised of preparation charges for the reorganization, such as professional fees. Also, includes certain non-debtor financing and professional fee charges.
(8)Represents the net gain from the sale of the Company's Donlen business on March 30, 2021, as disclosed in Note 3, "Divestitures."
(9)Represents the change in fair value during the reporting period for the Company's outstanding Public Warrants.
(10)Represents unrealized gains (losses) on derivative financial instruments. See Note 10, "Financial Instruments."
(11)Represents miscellaneous items. For the three months ended March 31, 2022, primarily includes bankruptcy claims, certain non-cash stock-based compensation charges, certain professional fees and charges related to the settlement of bankruptcy claims. For three months ended March 31, 2021, includes $100 million associated with the suspension of depreciation for the Donlen business while classified as held for sale, partially offset by charges for a multiemployer pension plan withdrawal liability.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 15—Reorganization Items, Net

The Debtors incurred incremental costs as a result of the Chapter 11 Cases and settlement of liabilities under the Plan of Reorganization which were recorded as reorganization items, net in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

During the three months ended March 31, 2021, the Company incurred $42 million of charges primarily for professional fees of $57 million, partially offset by $15 million in write-offs for certain pre-petition claims and lease settlements. During the three months ended March 31, 2021, cash payments were $58 million for reorganization items. There were no cash payments for the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, $25 million was recorded in accounts payable in the accompanying unaudited condensed consolidated balance sheet.

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

The statements in this MD&A regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. The following MD&A provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations.

This MD&A should be read in conjunction with the MD&A presented in our 2021 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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
•Vehicle Utilization – Effective in the first quarter of 2022, in connection with the appointment of the new CEO (who serves as our Chief Operating Decision Maker) and arising from significantly increased activity in vehicle dispositions, we began using Average Rentable Vehicles in the denominator in our calculation of Vehicle Utilization. Vehicle Utilization is calculated by dividing total Transaction Days by Available Car Days. Available Car Days represents Average Rentable Vehicles multiplied by the number of days in a given period. Average Rentable Vehicles excludes vehicles for sale on our retail lots or actively in the process of being sold through other disposition channels. We believe this is a better measure of the productivity of our rental fleet as it is unaffected by fluctuations in disposition activity. Accordingly, prior periods have been restated to conform with the revised definition.

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
•Total Revenue Per Unit Per Month ("Total RPU") – important key metric to management and investors as it provides a measure of revenue productivity relative to the number of vehicles in our rental fleet whether owned or leased ("Average Rentable Vehicles"). Effective in the third quarter of 2021, we revised our calculation of Total RPU to include ancillary retail vehicle sales revenues to better align with current industry practice and effective in the first quarter of 2022, we revised to use Average Rentable Vehicles as the denominator in our calculation of Total RPU. Average Rentable Vehicles excludes vehicles for sale on the Company’s retail lots or actively in the process of being sold through other disposition channels. We believe this is a better measure of the productivity of our rental fleet as it is unaffected by fluctuations in disposition activity. There has been no change to revenue as used in the numerator of the calculation which includes vehicle rental and rental related revenues, licensee revenue and ancillary retail vehicle sales revenue. Prior periods have been restated to conform with the revised definition.
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

We operate our vehicle rental business globally from company-owned, licensee and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Caribbean, the Middle East and New Zealand. We also sell vehicles through Hertz Car Sales and operate the Firefly vehicle rental brand and Hertz 24/7 car sharing business in international markets. Previously, in addition to vehicle rental, we provided integrated vehicle leasing and fleet management solutions through our Donlen subsidiary, which was sold on March 30, 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Impact of COVID-19 on our Business Environment

In March 2020, the World Health Organization declared COVID-19 a pandemic, affecting multiple global regions. In an effort to halt the spread of COVID-19, many governments around the world placed significant restrictions on travel. Beginning in the second half of 2021, and continuing into 2022, many government-imposed restrictions have been lifted or eased, and travel, particularly domestic leisure travel, has experienced a strong rebound. However, there remains continued uncertainty about the duration of the COVID-19 pandemic and its variants.

Voluntary Petitions for Bankruptcy and Emergence

On May 22, 2020, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Court. On June 10, 2021, the Plan of Reorganization was confirmed by the Bankruptcy Court and on June 30, 2021, the Plan of Reorganization became effective and the Debtors emerged from Chapter 11.

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

Our strategy is focused on excellence in execution of our rental operations, electrification of the fleet, shared mobility, connected cars and exiting vehicles from the fleet directly to consumers. Our revenues are primarily derived from rental and related charges and consist of worldwide vehicle rental revenues from all company-operated vehicle rental operations and charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and revenues associated with value-added services, including the sale of loss or collision damage waivers, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and other products and fees. Also included are ancillary revenues associated with retail vehicle sales and certain royalty fees from our franchisees (such fees are less than 2% of total revenues each period).

Our expenses primarily consist of:
•Direct vehicle and operating expense ("DOE"), primarily wages and related benefits; commissions and concession fees paid to airport authorities, travel agents and others; facility, self-insurance and reservation costs; and other costs relating to the operation and rental of revenue earning vehicles, such as damage, maintenance and fuel costs;
•Depreciation expense and lease charges, net relating to revenue earning vehicles, including gains and losses and related costs associated with the disposal of vehicles;
•Depreciation and amortization expense relating to non-vehicle assets;
•Selling, general and administrative expense ("SG&A"), which includes advertising costs and administrative personnel costs, along with costs for information technology and finance transformation programs; and
•Interest expense, net.

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

Our Reportable Segments

In the second quarter of 2021, in connection with our emergence from Chapter 11, and changes in how our CODM regularly reviews operating results and allocates resources, we revised our reportable segments to include Canada, Latin America and the Caribbean in our Americas RAC reportable segment, which were previously included in our International RAC reportable segment. Accordingly, prior periods have been restated to conform with the revised presentation. We have identified two reportable segments, which are consistent with our operating segments and organized based on the products and services provided and the geographic areas in which business is conducted, as follows:

•Americas RAC – Rental of vehicles, as well as sales of value-added services, in the U.S., Canada, Latin America and the Caribbean; and
•International RAC – Rental and leasing of vehicles, as well as sales of value-added services, internationally and consists primarily of our Europe and other international locations.

Also, in the second quarter of 2021, as a result of the Donlen Sale, the All Other Operations reportable segment, which was primarily comprised of the Donlen business, was no longer deemed to be a reportable segment.

In addition to the above reportable segments, we have corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

Three Months Ended March 31, 2022 Operating Overview

Effective in the first quarter of 2022, we began using Average Rentable Vehicles in the denominator in our calculation of Vehicle Utilization and Total RPU. Average Rentable Vehicles excludes vehicles for sale on our retail lots or actively in the process of being sold through other disposition channels. We believe this is a better measure of the productivity of our rental fleet as it is unaffected by fluctuations in disposition activity. Accordingly, prior periods have been restated to reflect this change. Effective during the third quarter of 2021, we changed our definition of Total RPD and Total RPU to include ancillary retail sales revenues to better align with current industry practice, and accordingly, prior periods have been restated to conform with the revised definitions. Effective during the second quarter of 2021, we began reporting non-vehicle depreciation expense on a separate line item in the consolidated statement of operations, and accordingly, prior periods have been restated to reflect this change.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following charts provide several key factors influencing our results for the three months ended March 31, 2022 and 2021.

(1)    Includes impact of foreign currency exchange at average rates ("fx").
(2)    Results shown are in constant currency as of December 31, 2021.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Estimates

The continued uncertainty of the duration and impact from COVID-19 could have a material impact to certain critical accounting estimates, and as a result, may have an adverse impact on our future operating results.

Revenue Earning Vehicles

Our principal assets are revenue earning vehicles, which represent approximately 58% of our total assets as of March 31, 2022. As a result of a semiconductor microchip manufacturing shortage and associated impacts to residual values, changes in these variables could cause a material change in our estimates regarding depreciation expense.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ In millions)	2022	2021
Total revenues	$1,810	$1,289	40%
Direct vehicle and operating expenses	1,053	778	35
Depreciation of revenue earning vehicles and lease charges, net	(59)	243	NM
Non-vehicle depreciation and amortization	33	54	(39)
Selling, general and administrative expenses	235	151	56
Interest expense, net:
Vehicle	5	104	(95)
Non-vehicle	39	44	(10)
Interest expense, net	44	148	(70)
Other (income) expense, net	(2)	(3)	(44)
Reorganization items, net	—	42	(100)
(Gain) from the sale of a business	—	(392)	(100)
Income (loss) before income taxes	506	268	89
Income tax (provision) benefit	(130)	(79)	65
Net income (loss)	376	189	99
Net (income) loss attributable to noncontrolling interests	—	1	(100)
Net income (loss) attributable to Hertz	$376	$190	98
Adjusted Corporate EBITDA(a)	$614	$2	NM
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Total revenues increased $522 million in the first quarter of 2022 compared to 2021 due primarily to increased travel demand resulting from the easing of government-imposed travel restrictions, where there was an increase of $591 million and $67 million in our Americas RAC and International RAC segments, respectively, partially offset by a decrease of $136 million in All other operations. Americas RAC revenues increased due primarily to higher volume and pricing. Excluding a $17 million fx impact, revenues for our International RAC segment increased $83 million due primarily to higher pricing and volume. All other operations decreased due to the Donlen Sale in the first quarter of 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE increased $275 million in the first quarter of 2022 compared to 2021 due primarily to an increase of $262 million and $26 million in our Americas RAC and International RAC segments, respectively. DOE in our Americas RAC segment increased due primarily to higher volume driven by increased travel demand. Excluding a $10 million fx impact, DOE in our International RAC segment increased $37 million due primarily to higher volume driven by the increased travel demand discussed above.

Depreciation of revenue earning vehicles and lease charges, net decreased $302 million in the first quarter of 2022 compared to 2021 due primarily to a decrease of $303 million in our Americas RAC segment. The decrease in our Americas RAC segment was due primarily to strength in residual values and longer vehicle holding periods resulting in an increase in vehicles that were fully depreciated and an increase in gains recognized on the disposition of vehicles.

Non-vehicle depreciation and amortization decreased $21 million in the first quarter of 2022 compared to 2021 due primarily to lower depreciation expense resulting from fully depreciated intangible assets related to concession rights in our Americas RAC segment.

SG&A increased $84 million in the first quarter of 2022 compared to 2021 due primarily to bankruptcy claims and non-cash stock-based compensation costs in Corporate, increased advertising spend in our Americas RAC segment and increased facility costs in our International RAC segment, partly offset by decreased personnel costs.

Vehicle interest expense, net decreased $99 million in the first quarter of 2022 compared to 2021 due primarily to lower average rates from the issuance of HVF III ABS Notes and the payoff and termination of HVF II debt in accordance with the Plan of Reorganization in 2021 and $44 million of unrealized gains on interest rate caps on the HVF III ABS Notes primarily in our Americas RAC segment.

Non-vehicle interest expense, net decreased $4 million in the first quarter of 2022 compared to 2021 due primarily to lower average interest rates partially offset by higher debt levels.

In the first quarter of 2021, we incurred $42 million of net reorganization charges in our corporate operations primarily for professional fees associated with the Chapter 11 Cases.

The effective tax rate was 26% and 29% in the first quarter of 2022 and 2021, respectively, and we recorded a tax provision of $130 million and $79 million in the first quarter of 2022 and 2021, respectively. The increase in our tax provision was driven by improvements in our financial performance and changes in the mix of earnings and losses for jurisdictions for which no tax benefit can be recognized.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had $50 million of income from the change in fair value of Public Warrants that was incremental to Hertz for the three months ended March 31, 2022.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ In millions, except as noted)	2022	2021
Total revenues	$1,558	$967	61%
Depreciation of revenue earning vehicles and lease charges, net	$(93)	$210	NM
Direct vehicle and operating expenses	$903	$641	41
Direct vehicle and operating expenses as a percentage of total revenues	58%	66%
Non-vehicle depreciation and amortization	$26	$44	(40)
Selling, general and administrative expenses	$86	$52	65
Selling, general and administrative expenses as a percentage of total revenues	6%	5%
Vehicle interest expense	$2	$72	(98)
Reorganization items, net	$—	$(14)	(100)
Adjusted EBITDA	$641	$26	NM
Transaction Days (in thousands)(b)	25,579	20,251	26
Average Vehicles (in whole units)(f)	397,620	300,606	32
Average Rentable Vehicles (in whole units)(c)	373,153	296,412	26
Vehicle Utilization(c)	76%	76%
Total RPD (in dollars)(d)	$60.90	$47.75	28
Total RPU Per Month (in whole dollars)(e)	$1,391	$1,087	28
Depreciation Per Unit Per Month (in whole dollars)(f)	$(78)	$233	NM
Percentage of program vehicles as of period end	—%	1%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Total Americas RAC revenues increased $591 million in the first quarter of 2022 compared to 2021 due primarily to higher pricing and volume. The increase in Total RPD was due primarily to higher pricing across the industry resulting from increased travel demand and industry-wide constraints on vehicles due to the Chip Shortage continuing to affect new vehicle production during the first quarter of 2022. The increase in Transaction Days was driven by volume increases across most leisure and business categories as government-imposed travel restrictions continued to be lifted. Airport revenues comprised 71% of total revenues for the segment in the first quarter of 2022 as compared to 63% in the first quarter of 2021 due primarily to the continued lifting of air travel restrictions discussed above.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC decreased $303 million in the first quarter of 2022 compared to 2021. Depreciation Per Unit Per Month changed to a negative expense of $78 in the first quarter of 2022 compared to an expense of $233 in the first quarter of 2021 due primarily to strength in residual values and longer vehicle holding periods resulting in an increase in vehicles that were fully depreciated and an increase in gains recognized on the disposition of vehicles. Average Vehicles increased compared to 2021 due in part to longer vehicle holding periods.

DOE for Americas RAC increased $262 million in the first quarter of 2022 compared to 2021 due primarily to higher volume driven by the increased travel demand discussed above and increased vehicle maintenance costs due

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

primarily to longer vehicle holding periods resulting from new vehicle production constraints due to the Chip Shortage.

Non-vehicle depreciation and amortization decreased $18 million in the first quarter of 2022 compared to 2021 due primarily to lower depreciation expense resulting from fully depreciated intangible assets related to concession rights.

SG&A for Americas RAC increased $34 million in the first quarter of 2022 compared to 2021 due primarily to increased advertising spend.

Vehicle interest expense for Americas RAC decreased $70 million in the first quarter of 2022 compared to 2021 due to $40 million of unrealized gains on interest rate caps on the HVF III ABS Notes and a decrease resulting from lower average rates resulting from the issuance of the HVF III ABS Notes and the full repayment and termination of the HVF II ABS Notes in accordance with the Plan of Reorganization in 2021.

International RAC

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2022	2021
Total revenues	$252	$186	36%
Depreciation of revenue earning vehicles and lease charges, net	$34	$33	3
Direct vehicle and operating expenses	$151	$124	21
Direct vehicle and operating expenses as a percentage of total revenues	60%	67%
Non-vehicle depreciation and amortization	$3	$5	(28)
Selling, general and administrative expenses	$42	$32	34
Selling, general and administrative expenses as a percentage of total revenues	17%	17%
Vehicle interest expense	$3	$20	(87)
Adjusted EBITDA	$27	$(8)	NM
Transaction Days (in thousands)(b)	5,042	4,397	15
Average Vehicles (in whole units)(f)	83,591	66,995	25
Average Rentable Vehicles (in whole units)(c)	82,364	65,149	26
Vehicle Utilization(c)	68%	75%
Total RPD (in dollars)(d)	$50.43	$39.92	26
Total RPU Per Month (in whole dollars)(e)	$1,029	$898	15
Depreciation Per Unit Per Month (in whole dollars)(f)	$138	$156	(11)
Percentage of program vehicles as of period end	29%	29%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Total revenues for International RAC increased $67 million in the first quarter of 2022 compared to 2021 due to higher pricing and volume. Excluding a $17 million fx impact, revenues increased $83 million due primarily to higher pricing across the industry resulting from growth in travel demand as government-imposed travel restrictions continued to be eased and industry-wide constraints on vehicle supply due to the Chip Shortage affecting new vehicle production. The increase in Transaction Days was driven by higher volume in Europe as government-imposed travel restrictions were eased resulting in increased travel demand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation of revenue earning vehicles and lease charges, net for International RAC was flat in the first quarter of 2022 compared to 2021. Excluding a $2 million fx impact, depreciation increased $4 million. Average Vehicles for International RAC increased due in part to longer vehicle holding periods resulting from new vehicle production constraints due to the Chip Shortage. Depreciation Per Unit Per Month for International RAC decreased to $138 for the first quarter of 2022 compared to $156 in the 2021 period due primarily to strength in residual values.

DOE for International RAC increased $26 million in the first quarter of 2022 compared to 2021. Excluding a $10 million fx impact, DOE increased $37 million due primarily to higher volume driven by the increased travel demand discussed above.

SG&A for International RAC increased $11 million in the first quarter of 2022 compared to 2021 due primarily to increased facility costs, partly offset by decreased personnel costs.

Vehicle interest expense for International RAC decreased $17 million in the first quarter of 2022 compared to 2021 due primarily to lower debt levels and unrealized gains on interest rate caps.

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)Adjusted Corporate EBITDA is calculated as net income (loss) attributable to Hertz or Hertz Global, adjusted for income taxes; non-vehicle depreciation and amortization; non-vehicle debt interest, net; vehicle debt-related charges; restructuring and restructuring related charges; information technology and finance transformation costs; reorganization items, net; pre-reorganization items and non-debtor financing charges; gain from the sale of a business; unrealized (gains) losses from financial instruments and certain other miscellaneous items. When evaluating our operating performance, investors should not consider Adjusted Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance determined in accordance with U.S. GAAP. The reconciliations to the most comparable consolidated U.S. GAAP measure are presented below:

Hertz

	Three Months Ended March 31,
(In millions)	2022	2021
Net income (loss) attributable to Hertz	$376	$190
Adjustments:
Income tax provision (benefit)	130	79
Non-vehicle depreciation and amortization	33	54
Non-vehicle debt interest, net	39	44
Vehicle debt-related charges(1)	7	28
Restructuring and restructuring related charges(2)	6	12
Information technology and finance transformation costs(3)	(1)	6
Reorganization items, net(4)	—	42
Pre-reorganization and non-debtor financing charges(5)	—	23
Gain from the Donlen Sale(6)	—	(392)
Unrealized (gains) losses on financial instruments(7)	(44)	—
Other items(8)	68	(84)
Adjusted Corporate EBITDA	$614	$2

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz Global

	Three Months Ended March 31,
(In millions)	2022	2021
Net income (loss) attributable to Hertz Global	$426	$190
Adjustments:
Income tax provision (benefit)	130	79
Non-vehicle depreciation and amortization	33	54
Non-vehicle debt interest, net	39	44
Vehicle debt-related charges(1)	7	28
Restructuring and restructuring related charges(2)	6	12
Information technology and finance transformation costs(3)	(1)	6
Reorganization items, net(4)	—	42
Pre-reorganization and non-debtor financing charges(5)	—	23
Gain from the Donlen Sale(6)	—	(392)
Unrealized (gains) losses on financial instruments(7)	(44)	—
Change in fair value of Public Warrants(9)	(50)	—
Other items(8)	68	(84)
Adjusted Corporate EBITDA	$614	$2

(1)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(2)Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives.
(3)Represents costs associated with our information technology and finance transformation programs, both of which were multi-year initiatives to upgrade and modernize our systems and processes.
(4)Represents charges incurred associated with the filing of and the emergence from the Chapter 11 Cases, as disclosed in Note 15, "Reorganization Items, Net," in Part I, Item 1 of this Quarterly Report.
(5)Represents charges incurred prior to the filing of the Chapter 11 Cases which are comprised of preparation charges for the reorganization, such as professional fees. Also, includes certain non-debtor financing and professional fee charges.
(6)Represents the net gain from the sale of our Donlen business on March 30, 2021 as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.
(7)Represents unrealized (gains) losses on derivative financial instruments. See Note 10, "Financial Instruments," in Part I, Item 1 of this Quarterly Report.
(8)Represents miscellaneous items. For 2022, primarily includes bankruptcy claims, certain non-cash stock-based compensation charges, certain professional fees and charges related to the settlement of bankruptcy claims. For 2021, includes $100 million associated with the suspension of depreciation for the Donlen business while classified as held for sale, partially offset by charges for a multiemployer pension plan withdrawal liability.
(9)Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(c)Average Rentable Vehicles excludes vehicles for sale on our retail lots or actively in the process of being sold through other disposition channels and determined using a simple average of such vehicles at the beginning and end of a given period. Effective in the first quarter of 2022, as discussed above, we revised our calculation of Vehicle Utilization to use Average Rentable Vehicles in the denominator. Accordingly, prior periods have been restated to conform with the revised definition. Vehicle Utilization is calculated by dividing total Transaction Days by Available Car Days.

	Americas RAC		International RAC
	Three Months Ended March 31,
	2022	2021	2022	2021
Transaction Days (in thousands)	25,579	20,251	5,042	4,397
Average Rentable Vehicles (in whole units)	373,153	296,412	82,364	65,149
Number of days in period (in whole units)	90	90	90	90
Available Car Days (in thousands)	33,584	26,690	7,415	5,864
Vehicle Utilization	76%	76%	68%	75%

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

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2022	2021	2022	2021
Revenues	$1,558	$967	$252	$186
Foreign currency adjustment(1)	—	—	2	(10)
Total Revenues - adjusted for foreign currency	$1,558	$967	$254	$176
Transaction Days (in thousands)	25,579	20,251	5,042	4,397
Total RPD (in dollars)	$60.90	$47.75	$50.43	$39.92
(1)Based on December 31, 2021 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues - adjusted for foreign currency divided by the Average Rentable Vehicles in each period and then divided by the number of months in the period reported. As discussed above, effective in the third quarter 2021, we revised our calculation of Total RPU to include ancillary retail vehicle sales revenues and effective in the first quarter of 2022, we revised our calculation of Total RPU to use Average Rentable Vehicles as the denominator. Accordingly, prior periods have been restated to conform with the revised definition.

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2022	2021	2022	2021
Total Revenues - adjusted for foreign currency	$1,558	$967	$254	$176
Average Rentable Vehicles (in whole units)	373,153	296,412	82,364	65,149
Total revenue per unit (in whole dollars)	$4,174	$3,262	$3,087	$2,694
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,391	$1,087	$1,029	$898

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(f)    Depreciation Per Unit Per Month represents the amount of average depreciation expense and lease charges, per vehicle per month and is calculated as depreciation of revenue earning vehicles and lease charges, net, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates, divided by the Average Vehicles in each period, which is determined using a simple average of the number of vehicles at the beginning and end of a period, and then dividing by the number of months in the period reported. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. The calculation of Depreciation Per Unit Per Month is shown below:

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2022	2021	2022	2021
Depreciation of revenue earning vehicles and lease charges, net	$(93)	$210	$34	$33
Foreign currency adjustment(1)	—	—	1	(2)
Adjusted depreciation of revenue earning vehicles and lease charges	$(93)	$210	$35	$31
Average Vehicles (in whole units)	397,620	300,606	83,591	66,995
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$(234)	$698	$415	$468
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$(78)	$233	$138	$156
(1)Based on December 31, 2021 foreign currency exchange rates for all periods presented.
LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements, both debt and equity, maintained by us in the U.S. and internationally.

Cash and Cash Equivalents

As of March 31, 2022, we had $1.5 billion of cash and cash equivalents and $601 million of restricted cash and cash equivalents. As of March 31, 2022, $408 million of cash and cash equivalents and $86 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We do not assert permanent reinvestment with respect to our non-U.S. earnings, and if not in the form of loan repayments or subject to favorable tax treaties, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional cash taxes.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations for the next twelve months.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz

As of March 31, 2022 and December 31, 2021, Hertz had cash and cash equivalents of $1.5 billion and $2.3 billion, respectively, and restricted cash and cash equivalents of $601 million and $393 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2022	2021	$ Change
Cash provided by (used in):
Operating activities	$621	$200	$421
Investing activities	(1,541)	(18)	(1,523)
Financing activities	392	692	(300)
Effect of exchange rate changes	(1)	(12)	11
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(529)	$862	$(1,391)

During the three months ended March 31, 2022, cash flows from operating activities increased by $421 million period over period due primarily to a $262 million change in net income attributable to Hertz, as adjusted for non-cash and non-operating items, and a $159 million change in working capital accounts. Cash flows from working capital accounts increased due primarily to the reduction of reorganization items and professional fees and the elimination of certain expense prepayment requirements while in Chapter 11, partially offset by the payment of bankruptcy claims in 2022 that had been previously deferred and subject to compromise while in Chapter 11 in 2021.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the three months ended March 31, 2022, there was a $1.5 billion increase in the cash used in investing activities period over period due primarily to $818 million of net proceeds received from the Donlen Sale in 2021 with no comparable in the 2022 period and a $683 million net increase in cash expenditures primarily resulting from the acquisition of vehicles to meet the increased travel demand as government-imposed travel restrictions were lifted.

Net financing cash inflows were $392 million in the three months ended March 31, 2022 compared to cash inflows of $692 million in the 2021 period. The decrease in cash inflows was due in part to $767 million of dividends paid to Hertz Holdings to fund share repurchases, partially offset by $474 million of net proceeds primarily related to the issuance of new vehicle debt.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz Global

As of March 31, 2022 and December 31, 2021, Hertz Global had cash and cash equivalents of $1.5 billion and $2.3 billion, respectively, and restricted cash and cash equivalents of $601 million and $393 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2022	2021	$ Change
Cash provided by (used in):
Operating activities	$621	$200	$421
Investing activities	(1,541)	(18)	(1,523)
Financing activities	392	692	(300)
Effect of exchange rate changes	(1)	(12)	11
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(529)	$862	$(1,391)

Fluctuations in operating, investing and financing cash flows from period to period were due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the repurchase of our common stock and the exercise of Public Warrants as disclosed in Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," in Part I, Item 1 of this Quarterly Report.

Equity Financing

Share Repurchase Program for Common Stock

In November 2021, Hertz Global's Board of Directors approved a share repurchase program that authorizes the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. Between January 1, 2022 and March 31, 2022, a total of 34,964,965 shares of Hertz Global's common stock were repurchased at an average share price of $20.65 resulting in an aggregate purchase price of $722 million. These amounts are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of March 31, 2022 in Part I, Item 1 of this Quarterly Report. Hertz Global funded the share repurchases with available cash and dividend distributions from Hertz.

Between April 1, 2022 and April 21, 2022, a total of 3,159,382 shares of Hertz Global's common stock were repurchased at an average share price of $22.16 resulting in an aggregate purchase price of $70 million, resulting in a total of 55,230,373 shares of Hertz Global's common stock repurchased for a total of $1.2 billion since the inception of the program.

Debt Financing

In January 2022, HVF III Series 2022-1 Notes were issued in an aggregate principal amount of $750 million. An affiliate of HVF III purchased the Class D Notes, and as a result approximately $98 million of the aggregate principal amount is eliminated in consolidation.

In January 2022, HVF III Series 2022-2 Notes were issued in an aggregate principal amount of $750 million. An affiliate of HVF III purchased the Class D Notes, and as a result approximately $98 million of the aggregate principal amount is eliminated in consolidation.

In January 2022, the Australian Securitization was amended to increase the aggregate maximum borrowings to AUD250 million and to extend the maturity to April 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In March 2022, HVF III Series 2022-3 Notes were issued in an aggregate principal amount of $383 million. An affiliate of HVF III purchased the Class D Notes, and as a result approximately $50 million of the aggregate principal amount is eliminated in consolidation.

In March 2022, HVF III Series 2022-4 Notes were issued in an aggregate principal amount of $667 million. An affiliate of HVF III purchased the Class D Notes, and as a result approximately $87 million of the aggregate principal amount is eliminated in consolidation.

In March 2022, HVF III Series 2022-5 Notes were issued in an aggregate principal amount of $364 million. An affiliate of HVF III purchased the Class D Notes, and as a result approximately $47 million of the aggregate principal amount is eliminated in consolidation.

In March 2022, an amendment was made to the First Lien RCF to (i) increase the aggregate committed amount from $1.3 billion to $1.5 billion, (ii) increase the sublimit for letters of credit from $1.1 billion to $1.4 billion and (iii) change the benchmark from USD LIBOR to a SOFR-based rate.

In March 2022, the Series 2021-A Notes were amended to increase the maximum principal amount from $3.0 billion to $3.2 billion.

In March 2022, Hertz U.K. Limited amended the U.K. Toyota Financing Facility to increase aggregate maximum borrowings from £10 million to £25 million and extended the maturity to October 2022.

In April 2022, Hertz New Zealand Holdings Limited, an indirect, wholly-owned subsidiary of Hertz, amended its credit agreement to extend the maturity to June 2024.

In April 2022, Hertz U.K. Limited amended the U.K. Financing Facility to provide for aggregate maximum borrowings of up to £120 million, for a seasonal commitment period through October 2022. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to £100 million. Additionally, the U.K. Financing Facility was amended to extend the maturity of the aggregate maximum borrowings of £100 million to October 2023.

Substantially all of our revenue earning vehicles and certain related assets are owned by special purpose entities or are encumbered in favor of the lenders under the various credit facilities, other secured financings and asset-backed securities programs. None of the value of such assets (including the assets owned by Hertz Vehicle Financing III LLC and various international subsidiaries that facilitate our international securitizations) will be available to satisfy the claims of unsecured creditors unless the secured creditors are paid in full.

Refer to Note 5, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of March 31, 2022. Cash paid for interest on vehicle debt during the three months ended March 31, 2022 and 2021 was $39 million and $69 million, respectively. The $30 million decrease in cash paid for vehicle debt interest is due primarily to lower average rates from the issuance of HVF III ABS Notes and the payoff and termination of HVF II debt in accordance with the Plan of Reorganization in 2021. Cash paid for interest on non-vehicle debt during the three months ended March 31, 2022 and 2021 was $17 million and $30 million, respectively. The $13 million decrease in cash paid for non-vehicle debt interest is due primarily to the payoff and termination of non-vehicle debt in accordance with the Plan of Reorganization in 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,520	$2,257
Availability under the First Lien RCF	1,138	925
Corporate liquidity	$2,658	$3,182

Letters of Credit

As of March 31, 2022, there were outstanding standby letters of credit totaling $585 million comprised primarily of $232 million issued under the Term C Loan and $337 million were issued under the First Lien RCF. As of March 31, 2022, there remains $13 million of capacity to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities, as well as to support our insurance programs and vehicle rental concessions and leaseholds. As of March 31, 2022, none of the issued letters of credit have been drawn upon.

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. The financial covenant disclosed above was effective beginning in the third quarter of 2021. As of March 31, 2022, we were in compliance with the First Lien Ratio.

In addition to financial covenants, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interest for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of March 31, 2022, we were in compliance with all covenants in the First Lien Credit Agreement.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2022
First Quarter	$(2,985)	$1,471	$(1,514)
2021
First Quarter	$(1,517)	$686	$(831)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2022	2021	$ Change	% Change
Americas RAC	$(1,440)	$(812)	$(628)	77
International RAC	(74)	65	(139)	NM
All other operations(1)	—	(84)	84	(100)
Total	$(1,514)	$(831)	$(683)	82
(1)    Substantially comprised of our Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.
NM - Not meaningful

Revenue earning vehicle expenditures increased approximately $1.5 billion, or 97%, in the first quarter of 2022 compared to the 2021 period, primarily in our Americas RAC segment, resulting from the acquisition of vehicles to meet the increased travel demand as government-imposed travel restrictions were lifted. Revenue earning vehicle disposal proceeds increased $785 million for the first quarter of 2022 compared to the 2021 period due primarily to increased vehicle dispositions primarily in our Americas RAC segment.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2022
First Quarter	$(30)	$1	$(29)
2021
First Quarter	$(9)	$4	$(5)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2022	2021	$ Change	% Change
Americas RAC	$(28)	$(3)	$(25)	NM
International RAC	(2)	—	(2)	NM
All other operations(1)	—	(1)	1	(100)
Corporate	1	(1)	2	NM
Total	$(29)	$(5)	$(24)	NM
(1)    Substantially comprised of our Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.
NM - Not meaningful

In the first quarter of 2022, net expenditures for non-vehicle capital assets increased by $21 million compared to the 2021 period, primarily in our Americas RAC segment, resulting from the restart of location refurbishment projects put on hold during the Chapter 11 Cases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS

As of March 31, 2022, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7 of our 2021 Form 10-K. Changes to our aggregate indebtedness, including related interest and terms of new issuances, are disclosed in Note 5, "Debt," in Part I, Item 1 of this Quarterly Report.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

There have been no significant changes to our indemnification obligations as compared to those disclosed in Note 14, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of our 2021 Form 10-K.

We regularly evaluate the probability of having to incur costs associated with these indemnification obligations and have accrued for expected losses that are probable and estimable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no significant changes due to recently issued accounting pronouncements as compared to those disclosed in Note 2, "Significant Accounting Policies," in Part II, Item 8 of our 2021 Form 10-K.

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

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among other things, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under Item 1A, "Risk Factors," included in our 2021 Form 10-K and this Quarterly Report and the following, which were derived in part from the risks set forth in Item 1A, "Risk Factors," of our 2021 Form 10-K and this Quarterly Report:

•the length and severity of COVID-19 and the impact on our vehicle rental business as a result of travel restrictions and business closures or disruptions, as well as the impact on our employee retention and talent management strategies;
•the impact of macroeconomic conditions resulting in inflationary cost pressures resulting in labor and supply chain constraints and increased vehicle acquisition costs, among others;
•our ability to purchase adequate supplies of competitively priced vehicles at a reasonable cost as a result of the continuing global semiconductor microchip manufacturing shortage (the "Chip Shortage") and other raw material supply constraints;
•the impact of the conflict between Russia and Ukraine on supply chains and raw materials for the automotive industry and uncertainty on overall consumer sentiment and travel demand, especially in Europe;
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
•major disruption in our communication or centralized information networks or a failure to maintain, upgrade and consolidate our information technology systems;
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
You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this Quarterly Report and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

There have been no material changes to the information reported under Part II, Item 7A of our 2021 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 12, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

ITEM 1A.    RISK FACTORS

Part I, Item 1A of our 2021 Form 10-K for the year ended December 31, 2021, includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes in those risk factors, except as listed below:

Risks Related to our Business

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Shortages in materials and increased costs for transportation, energy, and raw material, as well as uncertainty on overall consumer sentiment and travel demand, especially in Europe, are some of the negative impacts of the Russia-Ukraine military conflict on the global economy. In particular, shortages and increased costs relating to raw materials extracted from, or components produced in, Russia and/or Ukraine, which are important to the vehicle manufacturing industry including the production of electric vehicle batteries, may impact vehicle production volumes, delivery schedules and costs. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and further exacerbate supply chain issues in the automotive industry. In addition, the effects of the ongoing conflict could heighten many of our known risks described in Part I, Item 1A, "Risk Factors" in our 2021 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides a breakdown of our equity security repurchases during the first quarter of 2022.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of the publicly announced plan or program	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the publicly announced plan or program (In thousands)
Common Stock
January 1 – January 31, 2022	12,238,858	$21.65	12,238,858	$1,327,418
February 1 – February 28, 2022	12,271,099	$19.59	12,271,099	$1,087,000
March 1 – March 31, 2022	10,455,008	$20.71	10,455,008	$870,466
Total	34,964,965	$20.65	34,964,965	$870,466

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)Exhibits:
The attached list of exhibits in the "Exhibit Index" immediately following the signature page to this Quarterly Report is filed as part of this Quarterly Report and is incorporated herein by reference in response to this item.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	April 27, 2022	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ KENNY CHEUNG
Kenny Cheung Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Description
10.1	Hertz Holdings Hertz
Series 2022-3 Supplement, dated as of March 30, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 1, 2022).

10.2	Hertz Holdings Hertz
Series 2022-4 Supplement, dated as of March 30, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 1, 2022).

10.3	Hertz Holdings Hertz
Series 2022-5 Supplement, dated as of March 30, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Current Report of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 1, 2022).

10.4	Hertz Holdings Hertz
Amendment No. 1 dated August 3, 2021 to Credit Agreement dated June 30, 2021, by and among THC and the subsidiary borrowers party thereto as borrowers, the several lenders and issuing lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent.*

10.5	Hertz Holdings Hertz
Amendment No. 2 dated November 23, 2021 to Credit Agreement dated June 30, 2021, by and among THC and the subsidiary borrowers party thereto as borrowers, the several lenders and issuing lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent.*

10.6	Hertz Holdings Hertz
Amendment No. 3 dated March 31, 2022 to Credit Agreement dated June 30, 2021, by and among THC and the subsidiary borrowers party thereto as borrowers, the several lenders and issuing lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Current Report of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 1, 2022).

10.7	Hertz Holdings Hertz	Employment Agreement, dated as of February 3, 2022, between Hertz Global Holdings, Inc., and Stephen M. Scherr.* †
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	InIine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document)
______________________________________________________________________________
† Indicates management contract or compensatory plan or arrangement.
* Filed herewith
** Furnished herewith