Form 10-Q
period 2022-06-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2022-07-28
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	Nasdaq Global Select
Hertz Global Holdings, Inc.	Warrants to purchase common stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.80 per share, subject to adjustment	HTZWW	Nasdaq Global Select
The Hertz Corporation	None		None	None

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	July 21, 2022
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	360,326,081
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,041	$2,258
Restricted cash and cash equivalents:
Vehicle	221	77
Non-vehicle	301	316
Total restricted cash and cash equivalents	522	393
Total cash and cash equivalents and restricted cash and cash equivalents	1,563	2,651
Receivables:
Vehicle	136	62
Non-vehicle, net of allowance of $42 and $48, respectively	839	696
Total receivables, net	975	758
Prepaid expenses and other assets	1,094	1,017
Revenue earning vehicles:
Vehicles	13,962	10,836
Less: accumulated depreciation	(1,632)	(1,610)
Total revenue earning vehicles, net	12,330	9,226
Property and equipment, net	605	608
Operating lease right-of-use assets	1,562	1,566
Intangible assets, net	2,893	2,912
Goodwill	1,044	1,045
Total assets(1)	$22,066	$19,783
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$182	$56
Non-vehicle	477	516
Total accounts payable	659	572
Accrued liabilities	1,048	863
Accrued taxes, net	206	157
Debt:
Vehicle	10,411	7,921
Non-vehicle	2,981	2,986
Total debt	13,392	10,907
Public Warrants	811	1,324
Operating lease liabilities	1,493	1,510
Self-insured liabilities	470	463
Deferred income taxes, net	1,258	1,010
Total liabilities(1)	19,337	16,806
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 477,722,177 and 477,233,278 shares issued, respectively, and 368,386,372 and 449,782,424 shares outstanding, respectively	5	5
Treasury stock, at cost, 109,335,805 and 27,450,854 common shares, respectively	(2,321)	(708)
Additional paid-in capital	6,274	6,209
Retained earnings (Accumulated deficit)	(949)	(2,315)
Accumulated other comprehensive income (loss)	(280)	(214)
Total stockholders' equity	2,729	2,977
Total liabilities and stockholders' equity	$22,066	$19,783
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of June 30, 2022 and December 31, 2021 include total assets of variable interest entities (“VIEs”) of $838 million and $734 million, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of June 30, 2022 and December 31, 2021 include total liabilities of VIEs of $837 million and $733 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$2,344	$1,873	$4,154	$3,161
Expenses:
Direct vehicle and operating	1,199	946	2,252	1,724
Depreciation of revenue earning vehicles and lease charges, net	106	116	47	359
Non-vehicle depreciation and amortization	36	50	69	104
Selling, general and administrative	257	172	492	321
Interest expense, net:
Vehicle	45	98	50	202
Non-vehicle	41	91	80	135
Total interest expense, net	86	189	130	337
Other (income) expense, net	2	(10)	—	(13)
Reorganization items, net	—	633	—	677
(Gain) from the sale of a business	—	(8)	—	(400)
Change in fair value of Public Warrants	(461)	—	(511)	—
Total expenses	1,225	2,088	2,479	3,109
Income (loss) before income taxes	1,119	(215)	1,675	52
Income tax (provision) benefit	(179)	46	(309)	(33)
Net income (loss)	940	(169)	1,366	19
Net (income) loss attributable to noncontrolling interests	—	1	—	2
Net income (loss) attributable to Hertz Global	$940	$(168)	$1,366	$21

Weighted-average common shares outstanding:
Basic	398	160	415	158
Diluted	424	160	443	158
Earnings (loss) per common share:
Basic	$2.36	$(1.05)	$3.29	$0.13
Diluted	$1.13	$(1.05)	$1.93	$0.13

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$940	$(169)	$1,366	$19
Other comprehensive income (loss):
Foreign currency translation adjustments	(59)	(7)	(66)	10
Total other comprehensive income (loss)	(59)	(7)	(66)	10
Total comprehensive income (loss)	881	(176)	1,300	29
Comprehensive (income) loss attributable to noncontrolling interests	—	1	—	2
Comprehensive income (loss) attributable to Hertz Global	$881	$(175)	$1,300	$31
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit(1)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests(2)	Total Stockholders' Equity
Balance as of:
December 31, 2020	—	$—	156	$2	$3,047	$(2,681)	$(212)	2	$(100)	$56	$37	$93
Net income (loss)	—	—	—	—	—	190	—	—	—	190	(1)	189
Other comprehensive income (loss)	—	—	—	—	—	—	17	—	—	17	—	17
Stock-based compensation charges	—	—	—	—	2	—	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11)	(11)
March 31, 2021	—	—	156	2	3,049	(2,491)	(195)	2	(100)	265	25	290
Net income (loss)	—	—	—	—	—	(168)	—	—	—	(168)	(1)	(169)
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	—	—	(7)	—	(7)
Cancellation of common and treasury shares in exchange for new common shares	—	—	(142)	(2)	(98)	—	—	(2)	100	—	—	—
Cancellation of stock-based awards	—	—	—	—	(10)	—	—	—	—	(10)	—	(10)
Distributions to common stockholders	—	—	—	—	(239)	—	—	—	—	(239)	—	(239)
Contribution from Plan Sponsors	—	—	277	3	2,778	—	—	—	—	2,781	—	2,781
Rights Offering, net	—	—	180	2	1,796	—	—	—	—	1,798	—	1,798
Public Warrants issuance	—	—	—	—	(800)	—	—	—	—	(800)	—	(800)
Preferred stock issuance, net	2	1,433	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests, net	—		—	—	—	—	—	—	—	—	(5)	(5)
June 30, 2021	2	$1,433	471	$5	$6,476	$(2,659)	$(202)	—	$—	$3,620	$19	$3,639
(1)    Net income (loss) is computed independently each quarter. As a result, the quarter amounts presented herein may be rounded to agree to accumulated deficit in the accompanying unaudited condensed consolidated balance sheet.
(2)    See "767 Auto Leasing LLC" in Note 13, "Related Party Transactions."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2021	—	$—	450	$5	$6,209	$(2,315)	$(214)	27	$(708)	$2,977
Net income (loss)	—	—	—	—	—	426	—	—	—	426
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	—	—	(7)
Net settlement on vesting of restricted stock	—	—	—	—	(4)	—	—	—	—	(4)
Stock-based compensation charges, net of tax	—	—	—	—	28	—	—	—	—	28
Public Warrant exercises(1)	—	—	—	—	4	—	—	—	—	4
Share repurchases	—	—	(35)	—	—	—	—	35	(722)	(722)
March 31, 2022	—	—	415	5	6,237	(1,889)	(221)	62	(1,430)	2,702
Net income (loss)	—	—	—	—	—	940	—	—	—	940
Other comprehensive income (loss)	—	—	—	—	—	—	(59)	—	—	(59)
Stock-based compensation charges, net of tax	—	—	—	—	36	—	—	—	—	36
Public Warrant exercises(1)	—	—	—	—	1	—	—	—	—	1
Share repurchases	—	—	(47)	—	—	—	—	47	(891)	(891)
June 30, 2022	—	$—	368	$5	$6,274	$(949)	$(280)	109	$(2,321)	$2,729
(1)    See Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,366	$19
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	145	420
Depreciation and amortization, non-vehicle	69	104
Amortization of deferred financing costs and debt discount (premium)	25	98
Loss on extinguishment of debt	—	8
Stock-based compensation charges	64	2
Provision for receivables allowance	23	64
Deferred income taxes, net	249	(16)
Reorganization items, net	—	314
(Gain) loss from the sale of a business	—	(400)
Change in fair value of Public Warrants	(511)	—
(Gain) loss on financial instruments	(65)	2
Other	(3)	(10)
Changes in assets and liabilities:
Non-vehicle receivables	(200)	(214)
Prepaid expenses and other assets	(87)	(67)
Operating lease right-of-use assets	79	154
Non-vehicle accounts payable	(32)	94
Accrued liabilities	233	(11)
Accrued taxes, net	52	91
Operating lease liabilities	(93)	(160)
Self-insured liabilities	15	(27)
Net cash provided by (used in) operating activities	1,329	465
Cash flows from investing activities:
Revenue earning vehicles expenditures	(6,089)	(4,136)
Proceeds from disposal of revenue earning vehicles	2,887	1,199
Non-vehicle capital asset expenditures	(59)	(17)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	6	10
Collateral payments	—	(303)
Collateral returned in exchange for letters of credit	19	114
Return of (investment in) equity investments	(15)	—
Proceeds from the sale of a business, net of cash sold	—	818
Other	—	(1)
Net cash provided by (used in) investing activities	(3,251)	(2,316)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	7,379	8,939
Repayments of vehicle debt	(4,824)	(8,120)
Proceeds from issuance of non-vehicle debt	—	3,139
Repayments of non-vehicle debt	(10)	(6,341)
Payment of financing costs	(38)	(151)
Proceeds from Plan Sponsors	—	2,781
Proceeds from Rights Offering, net	—	1,635
Proceeds from the issuance of preferred stock, net	—	1,433
Distributions to common stockholders	—	(239)
Proceeds from exercises of Public Warrants	3	—
Share repurchases	(1,647)	—
Early redemption payments	—	(85)
Contributions from (distributions to) noncontrolling interests	—	(15)
Other	(4)	—
Net cash provided by (used in) financing activities	859	2,976
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(25)	(8)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(1,088)	1,117
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(1)	2,651	1,578
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,563	$2,695

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$92	$203
Non-vehicle	74	158
Income taxes, net of refunds	37	2
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$128	$39
Sales of revenue earning vehicles included in vehicle receivables	81	33
Purchases of non-vehicle capital assets included in accounts payable	21	24
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	6	56
Public Warrants issuance	—	800
Public Warrant exercises	3	—
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2022	2021
Accrual for purchases of treasury shares	20	—
Backstop equity issuance	—	164
(1)     Amounts include cash and cash equivalents and restricted cash and cash equivalents which were held for sale at December 31, 2020, prior to the completion of the Donlen Sale in the first quarter of 2021, as disclosed in Note 3, "Divestitures."
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,041	$2,257
Restricted cash and cash equivalents:
Vehicle	221	77
Non-vehicle	301	316
Total restricted cash and cash equivalents	522	393
Total cash and cash equivalents and restricted cash and cash equivalents	1,563	2,650
Receivables:
Vehicle	136	62
Non-vehicle, net of allowance of $42 and $48, respectively	839	695
Total receivables, net	975	757
Prepaid expenses and other assets	1,093	1,016
Revenue earning vehicles:
Vehicles	13,962	10,836
Less: accumulated depreciation	(1,632)	(1,610)
Total revenue earning vehicles, net	12,330	9,226
Property and equipment, net	605	608
Operating lease right-of-use assets	1,562	1,566
Intangible assets, net	2,893	2,912
Goodwill	1,044	1,045
Total assets(1)	$22,065	$19,780
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$182	$56
Non-vehicle	477	516
Total accounts payable	659	572
Accrued liabilities	1,027	809
Accrued taxes, net	206	157
Debt:
Vehicle	10,411	7,921
Non-vehicle	2,981	2,986
Total debt	13,392	10,907
Operating lease liabilities	1,493	1,510
Self-insured liabilities	470	463
Deferred income taxes, net	1,262	1,012
Total liabilities(1)	18,509	15,430
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	5,606	7,190
Retained earnings (Accumulated deficit)	(1,770)	(2,626)
Accumulated other comprehensive income (loss)	(280)	(214)
Total stockholder's equity	3,556	4,350
Total liabilities and stockholder's equity	$22,065	$19,780
(1)    The Hertz Corporation's consolidated total assets as of June 30, 2022 and December 31, 2021 include total assets of VIEs of $838 million and $734 million, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of June 30, 2022 and December 31, 2021 include total liabilities of VIEs of $837 million and $733 million, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$2,344	$1,873	$4,154	$3,161
Expenses:
Direct vehicle and operating	1,199	946	2,252	1,724
Depreciation of revenue earning vehicles and lease charges, net	106	116	47	359
Non-vehicle depreciation and amortization	36	50	69	104
Selling, general and administrative	257	172	492	321
Interest expense, net:
Vehicle	45	98	50	202
Non-vehicle	41	91	80	135
Total interest expense, net	86	189	130	337
Other (income) expense, net	2	(10)	—	(13)
Reorganization items, net	—	469	—	513
(Gain) from the sale of a business	—	(8)	—	(400)
Total expenses	1,686	1,924	2,990	2,945
Income (loss) before income taxes	658	(51)	1,164	216
Income tax (provision) benefit	(178)	46	(308)	(33)
Net income (loss)	480	(5)	856	183
Net (income) loss attributable to noncontrolling interests	—	1	—	2
Net income (loss) attributable to Hertz	$480	$(4)	$856	$185

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$480	$(5)	$856	$183
Other comprehensive income (loss):
Foreign currency translation adjustments	(59)	(7)	(66)	10
Total other comprehensive income (loss)	(59)	(7)	(66)	10
Total comprehensive income (loss)	421	(12)	790	193
Comprehensive (income) loss attributable to noncontrolling interests	—	1	—	2
Comprehensive income (loss) attributable to Hertz	$421	$(11)	$790	$195

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due To Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests(1)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2020	100	$—	$3,953	$—	$(3,783)	$(212)	$(42)	$37	$(5)
Net income (loss)	—	—	—	—	190	—	190	(1)	189
Other comprehensive income (loss)	—	—	—	—	—	17	17	—	17
Stock-based compensation charges	—	—	2	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
March 31, 2021	100	$—	3,955	—	(3,593)	(195)	167	25	192
Net income (loss)	—	—	—	—	(4)	—	(4)	(1)	(5)
Due to Hertz Holdings	—	—	—	65	—	—	65	—	65
Other comprehensive income (loss)	—	—	—	—	—	(7)	(7)	—	(7)
Cancellation of stock-based awards	—	—	(10)	—	—	—	(10)	—	(10)
Contributions from Hertz Holdings	—	—	5,638	—	—	—	5,638	—	5,638
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
June 30, 2021	100	$—	$9,583	$65	$(3,597)	$(202)	$5,849	$19	$5,868

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance as of:
December 31, 2021	100	$—	$7,190	$(2,626)	$(214)	$4,350
Net income (loss)	—	—	—	376	—	376
Other comprehensive income (loss)	—	—	—	—	(7)	(7)
Stock-based compensation charges	—	—	28	—	—	28
Dividends paid to Hertz Holdings(2)	—	—	(767)	—	—	(767)
March 31, 2022	100	—	6,451	(2,250)	(221)	3,980
Net income (loss)	—	—	—	480	—	480
Other comprehensive income (loss)	—	—	—	—	(59)	(59)
Stock-based compensation charges	—	—	36	—	—	36
Dividends paid to Hertz Holdings(2)	—	—	(881)	—	—	(881)
June 30, 2022	100	$—	$5,606	$(1,770)	$(280)	$3,556
(1)    See "767 Auto Leasing LLC" in Note 13, "Related Party Transactions."
(2)    See "Share Repurchase Programs for Common Stock" in Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$856	$183
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	145	420
Depreciation and amortization, non-vehicle	69	104
Amortization of deferred financing costs and debt discount (premium)	25	98
Loss on extinguishment of debt	—	8
Stock-based compensation charges	64	2
Provision for receivables allowance	23	64
Deferred income taxes, net	249	(16)
Reorganization items, net	—	150
(Gain) loss from the sale of a business	—	(400)
(Gain) loss on financial instruments	(65)	2
Other	(3)	(10)
Changes in assets and liabilities:
Non-vehicle receivables	(200)	(214)
Prepaid expenses and other assets	(87)	(67)
Operating lease right-of-use assets	79	154
Non-vehicle accounts payable	(32)	94
Accrued liabilities	233	(11)
Accrued taxes, net	52	91
Operating lease liabilities	(93)	(160)
Self-insured liabilities	15	(27)
Net cash provided by (used in) operating activities	1,330	465
Cash flows from investing activities:
Revenue earning vehicles expenditures	(6,089)	(4,136)
Proceeds from disposal of revenue earning vehicles	2,887	1,199
Non-vehicle capital asset expenditures	(59)	(17)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	6	10
Collateral payments	—	(303)
Collateral returned in exchange for letters of credit	19	114
Return of (investment in) equity investments	(15)	—
Proceeds from the sale of a business, net of cash sold	—	818
Other	—	(1)
Net cash provided by (used in) investing activities	(3,251)	(2,316)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	7,379	8,939
Repayments of vehicle debt	(4,824)	(8,120)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2022	2021
Proceeds from issuance of non-vehicle debt	—	3,139
Repayments of non-vehicle debt	(10)	(6,341)
Payment of financing costs	(38)	(151)
Contributions from Hertz Holdings	—	5,638
Early redemption payments	—	(85)
Dividends paid to Hertz Holdings	(1,648)	—
Contributions from (distributions to) noncontrolling interests	—	(15)
Net cash provided by (used in) financing activities	859	3,004
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(25)	(8)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(1,087)	1,145
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(1)	2,650	1,550
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,563	$2,695

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$92	$203
Non-vehicle	74	158
Income taxes, net of refunds	37	2
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$128	$39
Sales of revenue earning vehicles included in vehicle receivables	81	33
Purchases of non-vehicle capital assets included in accounts payable	21	24
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	6	56
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

Note 2—Basis of Presentation

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2022 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

Certain charges related to the Chapter 11 Cases were recorded as reorganization items, net in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 pursuant to the provisions of Accounting Standards Codification (“ASC”) 852, Reorganizations. See Note 15, "Reorganization Items, Net," for additional information.

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

Note 3—Divestitures

Donlen Sale

On March 30, 2021, the Company completed the sale of substantially all of the assets and certain liabilities of its Donlen subsidiary. The proceeds from the sale were subject to certain post-closing adjustments in the second quarter of 2021 based on the level of assumed indebtedness, working capital and fleet equity. In the three and six months ended June 30, 2021, the Company recognized a pre-tax gain in its corporate operations of $8 million and $400 million, net of the impact of foreign currency adjustments, respectively, based on the difference in cash proceeds received of $891 million and $543 million net book value of assets sold plus a $53 million receivable in connection with the sale where cash proceeds were received in September 2021.

Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	June 30, 2022	December 31, 2021
Revenue earning vehicles	$13,477	$10,506
Less accumulated depreciation	(1,525)	(1,518)
	11,952	8,988
Revenue earning vehicles held for sale, net(1)	378	238
Revenue earning vehicles, net	$12,330	$9,226
(1)    Represents the carrying amount of vehicles currently placed on the Company's retail lots for sale or actively in the process of being sold through other disposition channels.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Depreciation of revenue earning vehicles	$432	$167	$754	$432
(Gain) loss on disposal of revenue earning vehicles	(331)	(60)	(718)	(93)
Rents paid for vehicles leased	5	9	11	20
Depreciation of revenue earning vehicles and lease charges, net	$106	$116	$47	$359

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 5—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of June 30, 2022 and December 31, 2021:

Facility	Weighted-Average Interest Rate as of June 30, 2022	Fixed or Floating Interest Rate	Maturity	June 30, 2022	December 31, 2021
Non-Vehicle Debt
Term B Loan	4.33%	Floating	6/2028	$1,287	$1,294
Term C Loan	4.33%	Floating	6/2028	245	245
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
First Lien RCF	N/A	Floating	6/2026	—	—
Other Non-Vehicle Debt(1)	7.98%	Fixed	Various	13	16
Unamortized Debt Issuance Costs and Net (Discount) Premium				(64)	(69)
Total Non-Vehicle Debt				2,981	2,986
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(2)	2.88%	Floating	6/2024	2,273	2,813
HVF III Series 2021-A Class B(2)	3.65%	Fixed	6/2023	188	188
				2,461	3,001
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(2)	1.66%	Fixed	12/2024	2,000	2,000
HVF III Series 2021-2(2)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(2)	2.07%	Fixed	6/2025	653	—
HVF III Series 2022-2(2)	2.42%	Fixed	6/2027	653	—
HVF III Series 2022-3(2)	3.53%	Fixed	3/2024	333	—
HVF III Series 2022-4(2)	3.87%	Fixed	9/2025	580	—
HVF III Series 2022-5(2)	4.03%	Fixed	9/2027	317	—
				6,536	4,000
Vehicle Debt - Other
Repurchase Facility	3.03%	Fixed	7/2022	236	—
European ABS(2)	1.80%	Floating	10/2023	510	395
Hertz Canadian Securitization(2)	3.77%	Floating	6/2024	326	191
Australian Securitization(2)	2.74%	Floating	4/2024	140	128
New Zealand RCF	5.12%	Floating	6/2024	37	39
U.K. Financing Facility	4.75%	Floating	7/2022-6/2026	107	98
U.K. Toyota Financing Facility	2.20%	Floating	8/2022-2/2023	27	9
Other Vehicle Debt	2.93%	Floating	7/2022-4/2025	82	93
				1,465	953

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of June 30, 2022	Fixed or Floating Interest Rate	Maturity	June 30, 2022	December 31, 2021
Unamortized Debt Issuance Costs and Net (Discount) Premium				(51)	(33)
Total Vehicle Debt				10,411	7,921
Total Debt				$13,392	$10,907
(1)Other non-vehicle debt is primarily comprised of $9 million and $12 million in finance lease obligations as of June 30, 2022 and December 31, 2021, respectively.
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

Non-vehicle Debt

In March 2022, Hertz increased the aggregate committed amount of the First Lien RCF from $1.3 billion to $1.5 billion and the sublimit for letters of credit from $1.1 billion to $1.4 billion and amended the First Lien RCF to change the benchmark from USD LIBOR to the Secured Overnight Financing Rate ("SOFR") based rate.

In May 2022, Hertz increased the aggregate committed amount of the First Lien RCF from $1.5 billion to $1.7 billion and the sublimit for letters of credit from $1.4 billion to $1.6 billion.

In June 2022, Hertz increased the aggregate committed amount of the First Lien RCF from $1.7 billion to $1.9 billion and the sublimit for letters of credit from $1.6 billion to $1.8 billion.

In July 2022, Hertz increased the aggregate committed amount of the First Lien RCF by $55 million where the aggregate committed amount remains at $1.9 billion and the sublimit for letters of credit by $55 million where the aggregate sublimit remains at $1.8 billion.

Vehicle Debt

HVF III U.S. ABS Program

HVF III Series 2021-A Notes: In March 2022, an increase to the commitments for the Series 2021-A Notes was made, increasing the maximum principal amount that may be outstanding from $3.0 billion to $3.2 billion.

In May 2022, an increase to the commitments for the Series 2021-A Notes was made, increasing the maximum principal amount that may be outstanding from $3.2 billion to $3.6 billion.

In June 2022, an increase to the commitments for the Series 2021-A Notes was made, increasing the maximum principal amount that may be outstanding from $3.6 billion to $3.8 billion. Additionally, the maturity date of the Series 2021-A Notes Class A Notes was extended to June 2024.

In July 2022, an increase to the commitments for the Series 2021-A Notes was made, increasing the maximum principal amount that may be outstanding from $3.8 billion to $3.9 billion.

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

HVF III Various Series 2022 Class D Notes: At the time of the respective HVF III initial offerings disclosed above, Hertz, an affiliate of HVF III, purchased the Class D Notes. Accordingly, the related principal amounts below are eliminated in consolidation as of June 30, 2022.

(In millions)	Aggregate Principal Amount
HVF III Series 2022-1 Class D Notes	$98
HVF III Series 2022-2 Class D Notes	98
HVF III Series 2022-3 Class D Notes	50
HVF III Series 2022-4 Class D Notes	87
HVF III Series 2022-5 Class D Notes	47
Total	$380

In July 2022, $81 million of the Series 2022-1 and all of the Series 2022-3 Class D Notes were sold by Hertz to third parties.

Vehicle Debt-Other

Repurchase Facility

In June 2022, Hertz entered into a repurchase agreement related to the outstanding HVF III Series 2022 Class D Notes (the "Repurchase Facility"), whereby Hertz may sell the HVF III Series 2022 Class D Notes to the Repurchase Facility counterparty and repurchase such notes from time to time. Transactions occurring under the Repurchase Facility are based on mutually agreeable terms and prevailing rates. As of June 30, 2022, transactions totaling $236 million were outstanding under the Repurchase Facility and such transactions bear interest at a rate of SOFR plus 150 basis points and have a 30-day tenor.

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

Hertz Canadian Securitization

In June 2022, TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, amended the Hertz Canadian Securitization to provide for aggregate maximum borrowings of CAD$450 million, for a seasonal commitment period through November 2022. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to CAD$350 million. Additionally, the Hertz Canadian Securitization was amended to extend the maturity of the aggregate maximum borrowings of CAD$350 million to June 2024.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following facilities were available to the Company as of June 30, 2022 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$1,449	$1,449
Total Non-Vehicle Debt	1,449	1,449
Vehicle Debt
HVF III Series 2021-A	1,383	—
European ABS	279	—
Hertz Canadian Securitization	23	—
Australian Securitization	33	—
U.K. Financing Facility	14	—
U.K. Toyota Financing Facility	3	—
Total Vehicle Debt	1,735	—
Total	$3,184	$1,449

Letters of Credit

As of June 30, 2022, there were outstanding standby letters of credit totaling $701 million comprised primarily of $245 million issued under the term loan "C" facility (the "Term C Loan") and $441 million issued under the First Lien RCF. As of June 30, 2022, no capacity remains to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to support the Company's insurance programs and to provide credit enhancement for the Company's asset-backed securitization facilities, as well as to support the Company's vehicle rental concessions and leaseholds. As of June 30, 2022, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of June 30, 2022 and December 31, 2021, IFF No. 2 had total assets of $838 million and $734 million, respectively, comprised primarily of intercompany receivables, and total liabilities of $837 million and $733 million, respectively, comprised primarily of debt.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Covenant Compliance

The First Lien RCF credit agreement (the "First Lien Credit Agreement") requires Hertz to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. This financial covenant was effective beginning in the third quarter of 2021. As of June 30, 2022, Hertz was in compliance with the First Lien Ratio.

In addition to the financial covenant, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interest for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, restrictions on the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of June 30, 2022, the Company was in compliance with all covenants in the First Lien Credit Agreement.

Note 6—Leases

The Company enters into certain agreements as a lessor under which it rents vehicles and leases fleets to customers. The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Operating lease income from vehicle rentals	$2,226	$1,798	$3,947	$2,896
Operating lease income from fleet leasing	—	—	—	149
Variable operating lease income	57	39	101	40
Revenue accounted for under Topic 842	2,283	1,837	4,048	3,085
Revenue accounted for under Topic 606	61	36	106	76
Total revenues	$2,344	$1,873	$4,154	$3,161

Note 7—Income Tax (Provision) Benefit

Hertz Global

For the three months ended June 30, 2022, Hertz Global recorded a tax provision of $179 million which resulted in an effective tax rate of 16%. For the three months ended June 30, 2021, Hertz Global recorded a tax benefit of $46 million, which resulted in an effective tax rate of 22%.

The change in tax in the three months ended June 30, 2022 compared to 2021 is driven by improvements in Hertz Global’s financial performance, as well as the non-taxable change in fair value of the Public Warrants in 2022, non-deductible bankruptcy costs incurred in 2021 and tax benefits associated with the restructuring in Europe recognized in 2021.

For the first half of 2022, Hertz Global recorded a tax provision of $309 million which resulted in an effective tax rate of 18%. For the first half of 2021, Hertz Global recorded a tax expense of $33 million, which resulted in an effective tax rate of 63%.

The change in tax in the first half of 2022 compared to 2021 is driven by improvements in Hertz Global’s financial performance, as well as the non-taxable change in fair value of the Public Warrants in 2022, non-deductible bankruptcy costs incurred in 2021 and tax benefits associated with the restructuring in Europe recognized in 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

As of June 30, 2022, the Company has approximately $670 million gross, or $141 million U.S. federal tax effected, of capital loss carryforward relating to a European restructuring for which a full valuation allowance is recorded. The Company filed a request for a pre-filing agreement with the Internal Revenue Service ("IRS") in December 2021, to determine whether the capital loss on the European restructuring qualifies as an ordinary loss. In May of 2022, the IRS began its review of the character of the loss on the European restructuring. A favorable outcome from this proceeding could result in a full or partial release of the valuation allowance.

Hertz

For the three months ended June 30, 2022, Hertz recorded a tax provision of $178 million which resulted in an effective tax rate of 27%. For the three months ended June 30, 2021, the Company recorded a tax benefit of $46 million, which resulted in an effective tax rate of 90%.

The change in tax in the three months ended June 30, 2022 compared to 2021 is driven by improvements in Hertz’s financial performance, as well as non-deductible bankruptcy costs incurred in 2021 and tax benefits associated with the restructuring in Europe recognized in 2021.

For the first half of 2022, Hertz recorded a tax provision of $308 million which resulted in an effective tax rate of 26%. For the first half of 2021, the Company recorded a tax provision of $33 million, which resulted in an effective tax rate of 15%.

The change in tax in the first half of 2022 compared to 2021 is driven by improvements in Hertz’s financial performance, as well as non-deductible bankruptcy costs incurred in the first half of 2021 and tax benefits associated with the restructuring in Europe recognized in the first half of 2021.

As of June 30, 2022, the Company has approximately $670 million gross, or $141 million U.S. federal tax effected, of capital loss carryforward relating to a European restructuring for which a full valuation allowance is recorded. The Company filed a request for a pre-filing agreement with the Internal Revenue Service ("IRS") in December 2021, to determine whether the capital loss on the European restructuring qualifies as an ordinary loss. In May 2022, the IRS began its review of the character of the loss on the European restructuring. A favorable outcome from this proceeding could result in a full or partial release of the valuation allowance.

Note 8— Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

During the three and six months ended June 30, 2022, 44,700 and 189,890 Public Warrants were exercised, respectively, of which 13,223 and 46,650, respectively, were cashless exercises and 31,477 and 143,240, respectively, were exercised for $13.80 per share. As of June 30, 2022, a cumulative 6,230,170 Public Warrants have been exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. See Note 11, "Fair Value Measurements."

Share Repurchase Programs for Common Stock

In November 2021, Hertz Global's Board of Directors approved a share repurchase program (the "2021 Share Repurchase Program") that authorized the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. Between January 1, 2022 and June 30, 2022, a total of 80,677,021 shares of Hertz Global's common stock were repurchased at an average share price of $19.74 for an aggregate purchase price of $1.6 billion. During the second quarter of 2022, the Company completed the 2021 Share Repurchase Program. A total of 97,783,047 shares of Hertz Global common stock were repurchased since the inception of this program for an aggregate purchase price of $2.0 billion. These amounts are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of June 30, 2022.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

In June 2022, Hertz Global's Board of Directors approved a new share repurchase program (the "2022 Share Repurchase Program") that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. In June 2022, a total of 1,207,930 shares of Hertz Global's common stock were repurchased under this program at an average share price of $16.56 for an aggregate purchase price of $20 million. These amounts are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of June 30, 2022.

Between July 1, 2022 and July 21, 2022, a total of 8,092,200 shares of Hertz Global's common stock were repurchased at an average share price of $17.09 for an aggregate purchase price of $138 million. A total of 9,300,130 shares of Hertz Global's common stock have been repurchased since the inception of the 2022 Share Repurchase Program for an aggregate purchase price of $158 million.

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

For the three and six months ended June 30, 2022, the diluted weighted-average shares outstanding included the dilutive impact of Public Warrants where the Company assumed share settlement of the Public Warrants as of the beginning of the reporting period. Additionally, the Company removes the change in fair value of Public Warrants when computing diluted earnings (loss) per common share, when the impact of Public Warrants is dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data) (1)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable and available to Hertz Global common stockholders, basic	$940	$(168)	$1,366	$21
Change in fair value of Public Warrants	(461)	—	(511)	—
Net income (loss) available to Hertz Global common stockholders, diluted	$479	$(168)	$856	$21
Denominator:
Basic weighted-average common shares outstanding	398	160	415	158
Dilutive effect of stock options, RSUs and PSUs	1	—	1	—
Dilutive effect of Public Warrants	25	—	27	—
Diluted weighted-average shares outstanding	424	160	443	158
Antidilutive stock options, RSUs and PSUs	7	1	6	1
Total antidilutive	7	1	6	1
Earnings (loss) per common share:
Basic	$2.36	$(1.05)	$3.29	$0.13
Diluted	$1.13	$(1.05)	$1.93	$0.13
(1)    The table above is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands, and as a result, may not agree to the amounts shown in the table when calculated in millions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 9—Stock-Based Compensation

During the fourth quarter of 2021, Hertz Global's Board of Directors approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of June 30, 2022, 42,470,050 shares of the Company's common stock are authorized and remain available for future grants under the 2021 Omnibus Plan. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

During the three and six months ended June 30, 2022, compensation expense of $36 million, net of $3 million tax benefit, and $63 million, net of $4 million tax benefit, respectively, was recognized for grants under the 2021 Omnibus Plan and recorded in selling, general and administrative expense in the accompanying unaudited condensed consolidated income statement. As of June 30, 2022, there was $287 million of total unrecognized compensation cost expected to be recognized over the remaining 2.2 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options

A summary of stock option activity for the first half of 2022 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2021	3,678,855	$26.17	9.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(244,640)	26.17	—	—
Outstanding as of June 30, 2022	3,434,215	—	9.4	—
Exercisable as of June 30, 2022	(206,440)	26.17	9.4	—
Non-vested as of June 30, 2022	3,227,775

Performance Stock Units ("PSUs")

A summary of the PSU activity for the first half of 2022 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2021	—	$—	$—
Granted	9,928,917	17.73	—
Vested	—	—	—
Forfeited or Expired	(19,029)	22.02	—
Outstanding as of June 30, 2022	9,909,888	17.72	157

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Compensation expense for PSUs is based on the grant date fair value. For grants issued in 2022, vesting eligibility is based on market, performance and service conditions of one to five years. Certain of these PSUs were valued on the grant date using a Monte Carlo simulation model that incorporates the assumptions noted in the following table:

Grants
Assumption	2022
Expected volatility	68%
Expected dividend yield	—%
Expected term (years)	5
Risk-free interest rate	1.71%
Weighted-average grant date fair value	$17.61

Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity for the first half of 2022 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2021	1,726,286	$26.17	$43
Granted	3,353,698	20.60	—
Vested	(568,812)	26.17	—
Forfeited or Expired	(119,604)	24.85	—
Outstanding as of June 30, 2022	4,391,568	21.95	70

Additional information pertaining to RSU activity is as follows:

Six Months Ended June 30,
2022
Total fair value of awards that vested (in millions)	$15
Weighted-average grant-date fair value of awards granted	$20.60

RSU grants issued in 2022 vest ratably over a period of two to four years. RSU grants issued in 2021 vest ratably over a period of three years.

Deferred Stock Units

As of June 30, 2022, there were approximately 48,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

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

None of the Company's financial instruments have been designated as hedging instruments as of June 30, 2022 and December 31, 2021.

Interest Rate Risk

The Company uses a combination of interest rate caps and swaps to manage its exposure to interest rate movements and to manage its mix of floating and fixed-rate debt.

Currency Exchange Rate Risk

The Company uses foreign currency exchange rate derivative financial instruments to manage its currency exposure resulting from intercompany transactions and other cross currency obligations.

Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
(In millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest rate instruments	$99	$12	$—	$—
Foreign currency forward contracts	2	1	6	2
Total	$101	$13	$6	$2
(1)     All asset derivatives are recorded in prepaid expenses and other assets and all liability derivatives are recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

During the three and six months ended June 30, 2022, the Company recognized gains of $21 million and $65 million, respectively, on interest rate instruments which were recorded in vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022. The amounts recognized in income for derivative instruments were not material for the three and six months ended June 30, 2021.
The Company's foreign currency forward contracts and certain interest rate instruments are subject to enforceable master netting agreements with their counterparties. The Company does not offset such derivative assets and liabilities in its unaudited condensed consolidated balance sheets, and the potential effect of the Company’s use of the master netting arrangements is not material.

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

	June 30, 2022		December 31, 2021
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt	$3,045	$2,642	$3,055	$3,065
Vehicle Debt	10,462	9,939	7,954	7,908
Total	$13,507	$12,581	$11,009	$10,973

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's cash equivalents, restricted cash equivalents and Public Warrants that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	June 30, 2022				December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$794	$—	$—	$794	$1,678	$—	$—	$1,678
Liabilities:
Public Warrants	$811	$—	$—	$811	$1,324	$—	$—	$1,324

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

Public Warrants

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price, a Level 1 input of the fair value hierarchy. For the three and six months ended June 30, 2022, the fair value adjustments were gains of $461 million and $511 million, respectively, and are recorded in change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statements of operations for Hertz Global for the three and six months ended June 30, 2022.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Financial Instruments

The fair value of the Company's financial instruments as of June 30, 2022 and December 31, 2021 are disclosed in Note 10, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Note 12—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of June 30, 2022 and December 31, 2021, the Company's liability recorded for self-insured liabilities is $470 million and $463 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the three and six months ended June 30, 2022 or the period after June 30, 2022, but before the filing of this Quarterly Report.

Make-Whole and Post-Petition Interest Claims - On July 1, 2021, Wells Fargo Bank, N.A., in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes"), and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Notes”), filed a complaint (the “Complaint”) against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this summary as “Defendants”). The filing of the Complaint initiated the adversary proceeding captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et al. pending in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 21-50995 (MFW). The Complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that they assert total $271,684,720 plus interest at the contractual default rate or, in the alternative, are entitled to payment of post-petition interest at a contractual rate that they assert totals $124,512,653 plus interest. On August 2, 2021, the Defendants filed a motion to dismiss Wells Fargo's claims. On December 22, 2021, the Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 and 2024 Notes and (ii) post-petition interest at the contract rate. Wells Fargo’s claims for a redemption premium with respect to the 2026 and 2028 Senior Notes remain. Note holders that elected to participate in the rights offering held in June 2021 (the "2021 Rights Offering") waived their right to collect on the redemption premium. Therefore, since some of the 2026 and 2028 note holders elected to participate in the 2021 Rights Offering, the total amount which may be owed with respect to the asserted redemption premium for those series of notes will be reduced. On February 25, 2022, the Defendants answered the Complaint. The parties intend to submit cross-motions for summary judgment and have agreed to a schedule with respect to those motions. The Defendants intend to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
vigorously defend against the claims in this matter. The Company cannot predict the outcome or timing of this litigation.

Claims Relating to Alleged False Arrests - As a large company, we are subject to various proceedings, lawsuits, disputes, inquiries, and claims arising in the ordinary course of our business. One series of claims involves claimants seeking monetary damages from the Company in the Bankruptcy Court and Delaware Superior Court in connection with allegations that police detained or arrested them in error after the Company reported their rental cars as stolen. These claims arise from actions allegedly taken by the Company prior to emergence from its bankruptcy reorganization. The overwhelming majority of these cases involve vehicles that were not returned to the Company within a reasonable time period following their contracted return date. These claims have been the subject of press coverage and the Company has received inquiries on the matter from certain elected officials. The Company will continue to defend itself as appropriate and has established policies to help ensure proper treatment of its customers as well as to prosecute those involved in the theft of services or assets of the Company. The Company has made settlement offers to certain claimants, and may continue to do so from time to time in the future. We currently believe that the eventual outcome of these claims will not have a materially adverse effect on the Company’s business, financial condition, results of operations or cash flows. In addition, in May 2022, the Company filed a complaint against several of its insurers seeking a determination of its rights under its commercial general liability, and directors and officers liability, insurance policies for these alleged claims in a declaratory judgment action pending in Delaware Superior Court, captioned Hertz Global Holdings, Inc. et al. v. ACE American Insurance Co. et al., C.A. No. N22C-05-130 MMJ (CCLD).

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

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in the U.S. District Court for the District of New Jersey against former executives Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court in Florida against former executive Scott Sider on March 28, 2019. The complaints predominantly allege breach of contract and seek repayment of incentive-based compensation received by the defendants in connection with restatements included in the former Hertz Global Holdings, Inc. ("Old Hertz Holdings") Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The Company is also seeking recovery for the costs of an SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. In October 2019, the Company entered into a confidential Settlement Agreement with Elyse Douglas. In September and October 2020, the judge in the New Jersey action entered orders requiring the remaining parties and applicable insurers to attend and participate in mediation. The attorneys in the Florida action voluntarily agreed to participate in the same mediation which was held on November 30, 2020. The mediation was unsuccessful, but settlement discussions continued and, on April 14, 2021, the Bankruptcy Court approved a Settlement Agreement between the Company and Scott Sider. The Florida action is now closed. On December 29, 2021, the Company entered into a settlement agreement with Jeff Zimmerman, leaving Mark Frissora as the sole remaining defendant in this litigation. Fact and expert discovery have now been completed in the New Jersey action with competing dispositive motions due by September 30, 2022. Pursuant to the agreements governing the separation of Herc Holdings Inc. from Hertz Global

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
that occurred on June 30, 2016, Herc Holdings Inc. is entitled to 15% of the net proceeds of any repayment or recovery from these cases.

Indemnification Obligations

In the ordinary course of business, the Company has executed contracts involving indemnification obligations customary in the rental car industry and indemnifications specific to a transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships and financial matters. Specifically, the Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. In addition, Hertz entered into customary indemnification agreements with Hertz Holdings and certain of the Company's stockholders and their affiliates pursuant to which Hertz Holdings and Hertz will indemnify those entities and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of such entities and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. The Company has entered into customary indemnification agreements with each of its directors and certain of its officers. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third-party claim. In connection with the separation of the rental car business from the equipment rental business in 2016, the Company executed an agreement with Herc Holdings Inc. that contains mutual indemnification clauses and a customary indemnification provision with respect to liability arising out of or resulting from assumed legal matters. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and has accrued for expected losses that are probable and estimable.

Note 13—Related Party Transactions

Transactions and Agreements between Hertz Holdings and Hertz

In May 2021, upon expiration of a loan originated in May 2020 between Hertz Holdings and Hertz, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $25 million with an expiration in May 2022 (the "2021 Master Loan"). The interest rate was based on the U.S. Dollar LIBOR rate plus a margin. The 2021 Master Loan expired according to its terms and accordingly, as of June 30, 2022, there is no outstanding balance under the 2021 Master Loan.

767 Auto Leasing LLC

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with a related party until May 2020, the option to acquire certain vehicles from Hertz. During the three and six months ended June 30, 2021, 767 distributed $5 million and $15 million, respectively, to American Entertainment Properties Corp. along with the return of certain vehicles. The 767 Lease Agreement was terminated effective October 31, 2021. Prior to the termination of the 767 Lease Agreement, the Company determined that it was the primary beneficiary of 767 due to its power to direct the activities of 767 that most significantly impacted 767's economic performance and the Company's obligation to absorb 25% of 767's gains/losses and, accordingly, 767 was consolidated by the Company as a VIE.

Note 14—Segment Information

The Company’s chief operating decision maker ("CODM") assesses performance and allocates resources based upon the financial information for the Company’s reportable segments. The Company has identified two reportable

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
segments, which are consistent with its operating segments and organized based on the products and services provided and the geographic areas in which business is conducted, as follows:

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Revenues
Americas RAC	$1,973	$1,643	$3,531	$2,610
International RAC	371	230	623	415
Total reportable segments	2,344	1,873	4,154	3,025
All other operations(1)	—	—	—	136
Total Hertz Global and Hertz	$2,344	$1,873	$4,154	$3,161
Depreciation of revenue earning vehicles and lease charges, net
Americas RAC	$61	$80	$(32)	$290
International RAC	45	36	79	69
Total Hertz Global and Hertz	$106	$116	$47	$359
Adjusted EBITDA
Americas RAC	$770	$664	$1,411	$690
International RAC	92	(1)	119	(9)
Total reportable segments	862	663	1,530	681
All other operations(1)	—	—	—	13
Corporate	(98)	(24)	(152)	(52)
Total Hertz Global and Hertz	$764	$639	$1,378	$642
(1)    Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	As of
(In millions)	June 30, 2022	December 31, 2021
Revenue earning vehicles, net
Americas RAC	$10,728	$7,897
International RAC	1,602	1,329
Total Hertz Global and Hertz	$12,330	$9,226
Total assets
Americas RAC	$17,197	$14,352
International RAC	3,245	2,978
Total reportable segments	20,442	17,330
Corporate	1,624	2,453
Total Hertz Global(1)	22,066	19,783
Corporate - Hertz	(1)	(3)
Total Hertz(1)	$22,065	$19,780
(1)    The consolidated total assets of Hertz Global and Hertz as of June 30, 2022 and December 31, 2021 include total assets of VIEs of $838 million and $734 million, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.

Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Adjusted EBITDA:
Americas RAC	$770	$664	$1,411	$690
International RAC	92	(1)	119	(9)
Total reportable segments	862	663	1,530	681
All other operations(1)	—	—	—	13
Corporate(2)	(98)	(24)	(152)	(52)
Total Hertz Global	764	639	1,378	642
Adjustments:
Non-vehicle depreciation and amortization	(36)	(50)	(69)	(104)
Non-vehicle debt interest, net(3)	(41)	(91)	(80)	(135)
Vehicle debt-related charges(4)	(9)	(26)	(16)	(54)
Restructuring and restructuring related charges(5)	(15)	(37)	(21)	(50)
Reorganization items, net(6)	—	(633)	—	(677)
Pre-reorganization charges and non-debtor financing charges(7)	—	(17)	—	(40)
Gain from the Donlen Sale(8)	—	8	—	400
Change in fair value of Public Warrants(9)	461	—	511	—
Unrealized gains (losses) on financial instruments(10)	21	—	65	—
Other items(11)	(26)	(8)	(93)	70
Income (loss) before income taxes	$1,119	$(215)	$1,675	$52

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Adjusted EBITDA:
Americas RAC	$770	$664	$1,411	$690
International RAC	92	(1)	119	(9)
Total reportable segments	862	663	1,530	681
All other operations(1)	—	—	—	13
Corporate(2)	(98)	(24)	(152)	(52)
Total Hertz	764	639	1,378	642
Adjustments:
Non-vehicle depreciation and amortization	(36)	(50)	(69)	(104)
Non-vehicle debt interest, net(3)	(41)	(91)	(80)	(135)
Vehicle debt-related charges(4)	(9)	(26)	(16)	(54)
Restructuring and restructuring related charges(5)	(15)	(37)	(21)	(50)
Reorganization items, net(6)	—	(469)	—	(513)
Pre-reorganization charges and non-debtor financing charges(7)	—	(17)	—	(40)
Gain from the Donlen Sale(8)	—	8	—	400
Unrealized gains (losses) on financial instruments(10)	21	—	65	—
Other items(11)	(26)	(8)	(93)	70
Income (loss) before income taxes	$658	$(51)	$1,164	$216

(1)Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures."
(2)Represents other reconciling items primarily consisting of general corporate expenses, non-vehicle interest expense, as well as other business activities.
(3)In 2021, includes $8 million of loss on extinguishment of debt associated with the payoff and termination of the HIL Credit Agreement resulting from the implementation of the Plan of Reorganization.
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
(10)Represents unrealized gains (losses) on derivative financial instruments. See Note 10, "Financial Instruments."
(11)Represents miscellaneous items. For the three and six months ended June 30, 2022, primarily includes bankruptcy claims, certain professional fees and charges related to the settlement of bankruptcy claims and certain non-cash stock-based compensation charges. For the three and six months ended June 30, 2021, includes $100 million associated with the suspension of depreciation during the first quarter for the Donlen business while classified as held for sale, partially offset by letter of credit fees recorded in the first half of the year and charges for a multiemployer pension plan withdrawal liability recorded in the first quarter.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following tables summarize reorganization items, net:

Hertz Global

(In millions)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Professional fees and other bankruptcy related costs	$199	$257
Loss on extinguishment of debt(1)	191	191
Backstop fee	164	164
Breakup fee(2)	77	77
Contract settlements	25	25
Cancellation of share-based compensation grants(3)	(10)	(10)
Net gain on settlement of liabilities subject to compromise	(11)	(22)
Other, net	(2)	(5)
Reorganization items, net	$633	$677

Hertz

(In millions)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Professional fees and other bankruptcy related costs	$199	$257
Loss on extinguishment of debt(1)	191	191
Breakup fee(2)	77	77
Contract settlements	25	25
Cancellation of share-based compensation grants(3)	(10)	(10)
Net gain on settlement of liabilities subject to compromise	(11)	(22)
Other, net	(2)	(5)
Reorganization items, net	$469	$513

(1)    Includes loss on extinguishment of debt resulting from the implementation of the Plan of Reorganization. Primarily composed of write offs of unamortized deferred loan origination costs and early termination fees associated with terminated debt agreements.
(2)    Breakup fee paid to prior plan sponsors and certain of their respective affiliates and certain holders of the senior notes upon emergence from Chapter 11 in accordance with an equity purchase and commitment agreement entered into on April 3, 2021, which was subsequently terminated.
(3)    On June 30, 2021, in accordance with the Plan of Reorganization, all outstanding equity awards under the then-existing incentive plan (the "Omnibus Plan") were cancelled without any distribution and the Omnibus Plan was deemed to be cancelled. As a result of the equity awards cancellations, the Company recognized $10 million related to the unrecognized portion of share-based compensation in reorganization expense in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021.

As of December 31, 2021, $25 million was recorded in accounts payable in the accompanying unaudited condensed consolidated balance sheet, which was paid through the claim settlement process during the first half of 2022. Cash payments during the first half of 2021 were $480 million.

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

This MD&A should be read in conjunction with the MD&A presented in our 2021 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Impact of COVID-19 on our Business Environment

In March 2020, the World Health Organization declared COVID-19 a pandemic, affecting multiple global regions. In an effort to halt the spread of COVID-19, many governments around the world placed significant restrictions on travel. Beginning in the second half of 2021, and continuing into 2022, many government-imposed restrictions have been lifted or eased, and travel, particularly domestic leisure travel, has experienced a strong rebound. However, there remains continued uncertainty about the duration of the COVID-19 pandemic and its variants, including the impact of the continuing global semiconductor microchip manufacturing shortage (the "Chip Shortage") and other supply chain constraints.

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

Three Months Ended June 30, 2022 Operating Overview

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

The following charts provide the period-over-period change for several key factors influencing our results for the three and six months ended June 30, 2022 and 2021.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ In millions)	2022	2021		2022	2021
Total revenues	$2,344	$1,873	25%	$4,154	$3,161	31%
Direct vehicle and operating expenses	1,199	946	27	2,252	1,724	31
Depreciation of revenue earning vehicles and lease charges, net	106	116	(9)	47	359	(87)
Non-vehicle depreciation and amortization	36	50	(28)	69	104	(34)
Selling, general and administrative expenses	257	172	50	492	321	53
Interest expense, net:
Vehicle	45	98	(54)	50	202	(75)
Non-vehicle	41	91	(55)	80	135	(40)
Interest expense, net	86	189	(55)	130	337	(62)
Other (income) expense, net	2	(10)	NM	—	(13)	NM
Reorganization items, net	—	469	(100)	—	513	(100)
(Gain) from the sale of a business	—	(8)	(100)	—	(400)	(100)
Income (loss) before income taxes	658	(51)	NM	1,164	216	NM
Income tax (provision) benefit	(178)	46	NM	(308)	(33)	NM
Net income (loss)	480	(5)	NM	856	183	NM
Net (income) loss attributable to noncontrolling interests	—	1	(100)	—	2	(100)
Net income (loss) attributable to Hertz	$480	$(4)	NM	$856	$185	NM
Adjusted Corporate EBITDA(a)	$764	$639	19	$1,378	$642	NM
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Total revenues increased $471 million in the second quarter of 2022 compared to 2021 due primarily to increased travel demand. Total revenues increased $331 million and $141 million in our Americas RAC and International RAC segments, respectively. Excluding an unfavorable $3 million fx impact, Americas RAC revenues increased $334 million due primarily to higher volume and pricing. Excluding an unfavorable $41 million fx impact, revenues for our International RAC segment increased $182 million due primarily to higher pricing and volume.

DOE increased $252 million in the second quarter of 2022 compared to 2021 due primarily to an increase of $209 million and $43 million in our Americas RAC and International RAC segments, respectively. DOE in our Americas RAC segment increased due primarily to higher personnel costs as well as fleet-related costs driven by increased travel demand and fleet age. Excluding an unfavorable $23 million fx impact, DOE in our International RAC segment increased $66 million due primarily to higher volume driven by increased travel demand.

Depreciation of revenue earning vehicles and lease charges, net decreased $10 million in the second quarter of 2022 compared to 2021 due primarily to a decrease of $20 million in our Americas RAC segment, partly offset by an increase of $9 million in our International RAC segment. The decrease in our Americas RAC segment was due primarily to strength in residual values and an increase in gains recognized on the disposition of vehicles. Excluding an unfavorable $5 million fx impact, depreciation increased $15 million in our International RAC segment due in part to increased fleet size resulting from longer vehicle holding periods.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A increased $85 million in the second quarter of 2022 compared to 2021 due primarily to non-cash stock-based compensation costs and professional fees in our corporate operations, increased advertising spend in our Americas RAC and International RAC segments, partly offset by decreased bankruptcy-related charges in our corporation operations.

Vehicle interest expense, net decreased $53 million in the second quarter of 2022 compared to 2021 due primarily to lower average rates from the issuance of HVF III ABS Notes and the payoff and termination of HVF II debt in accordance with the Plan of Reorganization in 2021, as well as $21 million of gains on interest rate caps on the HVF III ABS Notes primarily in our Americas RAC segment.

Non-vehicle interest expense, net decreased $50 million in the second quarter of 2022 compared to 2021 due primarily to lower average interest rates partially offset by higher debt levels.

We had other income of $10 million in the second quarter of 2021 due in part to the gain on the sales of certain franchises in our Americas RAC segment.

In the second quarter of 2021, we incurred $469 million of net reorganization charges, primarily in our corporate operations, which was comprised primarily of professional fees associated with the Chapter 11 Cases, the loss on extinguishment of certain debt resulting from the implementation of the Plan of Reorganization, a prior plan sponsor breakup fee and other miscellaneous charges related to the implementation of the Plan of Reorganization.

For the three months ended June 30, 2022, we recorded a tax provision of $178 million which resulted in an effective tax rate of 27%. For the three months ended June 30, 2021, we recorded a tax benefit of $46 million, which resulted in an effective tax rate of 90%.

The change in tax in the three months ended June 30, 2022 compared to 2021 is driven by improvements in our financial performance, as well as non-deductible bankruptcy costs incurred in 2021 and tax benefits associated with the restructuring in Europe recognized in 2021.

Six months ended June 30, 2022 Compared with Six months ended June 30, 2021

Total revenues increased $993 million in the first half of 2022 compared to 2021 due primarily to an increase of $921 million and $207 million in our Americas RAC and International RAC segments, respectively, partially offset by a decrease of $136 million in All other operations. Excluding an unfavorable $3 million fx impact, revenues for our Americas RAC segment increased $924 million due primarily to higher volume and pricing. Excluding an unfavorable $58 million fx impact, revenues for our International RAC segment increased $265 million resulting from higher pricing and volume. All other operations decreased due to the Donlen Sale in the first quarter of 2021.

DOE increased $528 million in the first half of 2022 compared to 2021 due primarily to an increase of $471 million and $69 million in our Americas RAC and International RAC segments, respectively, partially offset by a decrease of $8 million in our corporate operations. The increase in Americas RAC DOE was due primarily to higher personnel costs as well as fleet-related costs driven by increased travel demand and fleet age. Excluding an unfavorable $33 million fx impact DOE for International RAC increased $102 million due to higher volume driven by increased travel demand. The decrease in our corporate operations was due primarily to lower personnel costs.

Depreciation of revenue earning vehicles and lease charges decreased $312 million in the first half of 2022 compared to 2021 due to a decrease of $321 million in our Americas RAC segment, partly offset by an increase of $9 million in our International RAC segment. The decrease in our Americas RAC segment is due primarily to strength in residual values and an increase in gains recognized on the disposition of vehicles. Excluding an unfavorable $8 million impact of fx, depreciation of revenue earning vehicles and lease charges for our International RAC segment increased $17 million due primarily to increased fleet size due in part to longer vehicle holding periods resulting from new vehicle production constraints due to the Chip Shortage, partially offset by strength in residual values.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A increased $171 million in the first half of 2022 compared to 2021 due primarily to non-cash stock-based compensation costs and bankruptcy claims in our corporate operations, increased advertising spend in our Americas RAC and International RAC segments and increased facility costs in our International RAC segment, partially offset by lower personnel costs in our International RAC segment.

Vehicle interest expense, net decreased $152 million in the first half of 2022 compared to 2021 due primarily to lower average rates from the issuance of HVF III ABS Notes and the payoff and termination of HVF II debt in accordance with the Plan of Reorganization in 2021, as well as $65 million of gains on interest rate caps on the HVF III ABS Notes primarily in our Americas RAC segment.
Non-vehicle interest expense, net decreased $54 million in the first half of 2022 compared to 2021 due primarily to lower average interest rates partially offset by higher debt levels.

We had other income of $13 million in the first half of 2021 due in part to the gain on the sales of certain franchises in our Americas RAC segment.

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

For the first half of 2022, we recorded a tax provision of $308 million which resulted in an effective tax rate of 26%. For the first half of 2021, we recorded a tax provision of $33 million, which resulted in an effective tax rate of 15%.

The change in tax in the first half of 2022 compared to 2021 is driven by improvements in our financial performance, as well as non-deductible bankruptcy costs incurred in the first half of 2021 and tax benefits associated with the restructuring in Europe recognized in the first half of 2021.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had $461 million and $511 million of income from the change in fair value of Public Warrants that was incremental to Hertz for the second quarter and first half of 2022, respectively, included in Hertz Global's unaudited condensed consolidated statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ In millions, except as noted)	2022	2021		2022	2021
Total revenues	$1,973	$1,643	20%	$3,531	$2,610	35%
Depreciation of revenue earning vehicles and lease charges, net	$61	$80	(24)	$(32)	$290	NM
Direct vehicle and operating expenses	$1,002	$793	26	$1,905	$1,434	33
Direct vehicle and operating expenses as a percentage of total revenues	51%	48%		54%	55%
Non-vehicle depreciation and amortization	$30	$43	(31)	$56	$87	(36)
Selling, general and administrative expenses	$99	$69	42	$185	$121	53
Selling, general and administrative expenses as a percentage of total revenues	5%	4%		5%	5%
Vehicle interest expense	$35	$77	(55)	$37	$149	(75)
Reorganization items, net	$—	$94	(100)	$—	$80	(100)
Adjusted EBITDA	$770	$664	16	$1,411	$690	NM
Transaction Days (in thousands)(b)	29,160	24,992	17	54,739	45,243	21
Average Vehicles (in whole units)(f)	422,113	350,122	21	409,867	325,364	26
Average Rentable Vehicles (in whole units)(c)	399,588	344,150	16	386,363	320,232	21
Vehicle Utilization(c)	80%	80%		78%	78%
Total RPD (in dollars)(d)	$67.67	$65.70	3	$64.50	$57.67	12
Total RPU Per Month (in whole dollars)(e)	$1,646	$1,590	4	$1,523	$1,358	12
Depreciation Per Unit Per Month (in whole dollars)(f)	$49	$77	(36)	$(13)	$149	NM
Percentage of program vehicles as of period end	1%	5%		1%	5%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Total Americas RAC revenues increased $331 million in the second quarter of 2022 compared to 2021 due primarily to higher volume and pricing. Excluding an unfavorable $3 million fx impact, revenues increased $334 million. The increase in Transaction Days was driven by volume increases across most leisure categories due to increased travel demand. The increase in Total RPD was due primarily to higher pricing across the industry resulting from increased travel demand and industry-wide constraints on vehicles due to the Chip Shortage continuing to affect new vehicle production during the second quarter of 2022. Airport revenues comprised 72% of total revenues for the segment in the second quarter of 2022 compared to 71% the second quarter of 2021.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC decreased $20 million in the second quarter of 2022 compared to 2021. Depreciation Per Unit Per Month decreased to $49 in the second quarter of 2022 compared to $77 in the second quarter of 2021 due primarily to strength in residual values and an increase in gains recognized on the disposition of vehicles. Average Vehicles increased in the second quarter of 2022 compared to 2021 due to increased travel demand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for Americas RAC increased $209 million in the second quarter of 2022 compared to 2021 due primarily to higher personnel costs as well as fleet-related costs driven by the increased travel demand discussed above and fleet age.

SG&A for Americas RAC increased $29 million in the second quarter of 2022 compared to 2021 due primarily to increased advertising spend.

Vehicle interest expense for Americas RAC decreased $42 million in the second quarter of 2022 compared to 2021 due to $20 million of net gains on interest rate caps on the HVF III ABS Notes and a decrease resulting from lower average rates resulting from the issuance of the HVF III ABS Notes and the full repayment and termination of the HVF II ABS Notes in accordance with the Plan of Reorganization in 2021.

In the second quarter of 2021, Americas RAC incurred $94 million of net reorganization charges primarily related to the loss on extinguishment of certain vehicle debt resulting from the implementation of the Plan of Reorganization and certain contract-related charges.

Six months ended June 30, 2022 Compared with Six months ended June 30, 2021

Total Americas RAC revenues increased $921 million in the first half of 2022 compared to 2021 due primarily to higher volume and pricing. Excluding an unfavorable $3 million fx impact, revenues increased $924 million. The increase in Transaction Days was driven primarily by volume increases in most leisure categories as travel demand increased. The increase in Total RPD was driven primarily by higher pricing across the industry due to growth in travel demand and industry-wide constraints on vehicles due to the Chip Shortage affecting new vehicle production. Airport revenues comprised 72% of total revenues for the segment in the first half of 2022 as compared to 68% in the first half of 2021, due primarily to the lifting of air travel restrictions.

Depreciation of revenue earning vehicles and lease charges for Americas RAC decreased $321 million in the first half of 2022 compared to 2021. Depreciation Per Unit Per Month in the first half of 2022 changed to a negative expense of $13 compared to an expense of $149 in the first half of 2021, due primarily to strength in residual values and an increase in gains recognized on the disposition of vehicles. Average Vehicles increased due to increased travel demand.

DOE for Americas RAC increased $471 million in the first half of 2022 compared to 2021 due primarily to higher personnel costs as well as fleet-related costs driven by the increased travel demand discussed above and fleet age.

SG&A for Americas RAC increased $64 million in the first half of 2022 compared to the first half of 2021, due primarily to increased advertising spend.

Vehicle interest expense for Americas RAC decreased $111 million in the first half of 2022 compared to 2021 due primarily to $60 million of gains on interest rate caps on the HVF III ABS Notes and lower debt levels resulting from vehicle dispositions associated with the Chapter 11 Cases and lower average rates resulting from the issuance of the HVF III ABS Notes and the full repayment and termination of the HVF II ABS Notes in accordance with the Plan of Reorganization.

In the first half of 2021, Americas RAC incurred $80 million of net reorganization charges primarily related to the loss on extinguishment of certain vehicle debt resulting from the implementation of the Plan of Reorganization and certain contract-related charges in the first half of 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2022	2021		2022	2021
Total revenues	$371	$230	61%	$623	$415	50%
Depreciation of revenue earning vehicles and lease charges, net	$45	$36	26	$79	$69	14
Direct vehicle and operating expenses	$197	$154	28	$348	$279	25
Direct vehicle and operating expenses as a percentage of total revenues	53%	67%		56%	67%
Non-vehicle depreciation and amortization	$4	$4	9	$7	$9	(22)
Selling, general and administrative expenses	$47	$40	20	$89	$70	27
Selling, general and administrative expenses as a percentage of total revenues	13%	17%		14%	17%
Vehicle interest expense	$10	$21	(52)	$13	$41	(69)
Reorganization items, net	$—	$12	(100)	$—	$12	(100)
Adjusted EBITDA	$92	$(1)	NM	$119	$(9)	NM
Transaction Days (in thousands)(b)	6,284	4,893	28	11,326	9,291	22
Average Vehicles (in whole units)(f)	91,194	71,044	28	87,392	69,019	27
Average Rentable Vehicles (in whole units)(c)	90,648	69,807	30	86,508	67,478	28
Vehicle Utilization(c)	76%	77%		72%	76%
Total RPD (in dollars)(d)	$61.96	$44.45	39	$56.82	$42.31	34
Total RPU Per Month (in whole dollars)(e)	$1,432	$1,039	38	$1,240	$971	28
Depreciation Per Unit Per Month (in whole dollars)(f)	$172	$160	7	$156	$158	(2)
Percentage of program vehicles as of period end	31%	36%		31%	36%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Total revenues for International RAC increased $141 million in the second quarter of 2022 compared to 2021 due to higher pricing and volume. Excluding an unfavorable $41 million fx impact, revenues increased $182 million due primarily to higher pricing across the industry resulting from growth in travel demand and industry-wide constraints on vehicle supply due to the Chip Shortage affecting new vehicle production. The increase in Transaction Days was driven by higher volume primarily in Europe due to increased travel demand.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $9 million in the second quarter of 2022 compared to 2021. Excluding an unfavorable $5 million fx impact, depreciation increased $15 million. Average Vehicles for International RAC increased due in part to fleet purchasing constraints in 2021 and longer vehicle holding periods resulting from new vehicle production constraints due to the Chip Shortage. Depreciation Per Unit Per Month for International RAC increased to $172 for the second quarter of 2022 compared to $160 for the second quarter of 2021 period due in part to increase in per unit costs of current year fleet, partly offset by strength in residual values.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for International RAC increased $43 million in the second quarter of 2022 compared to 2021. Excluding an unfavorable $23 million fx impact, DOE increased $66 million due primarily to higher volume driven by the increased travel demand discussed above.

SG&A for International RAC increased $8 million in the second quarter of 2022 compared 2021. Excluding an unfavorable $5 million fx impact, SG&A increased $13 million due primarily to increased advertising spend.

Vehicle interest expense for International RAC decreased $11 million in the second quarter of 2022 compared to 2021 due primarily to lower debt levels and gains on interest rate caps.

In the second quarter of 2021, International RAC incurred $12 million of net reorganization charges primarily related to advisory fees related to debt refinancings and the loss on extinguishment of the European Vehicle Notes resulting from the implementation of the Plan of Reorganization.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

Total revenues for International RAC increased $207 million in the first half of 2022 compared to 2021 due primarily to higher pricing and volume. Total RPD increased 34% driven primarily by higher pricing across the industry due to industry-wide constraints on vehicle supply due to the Chip Shortage affecting new vehicle production. Transaction Days increased 22% driven primarily by higher volume in most leisure and business categories due to easing of government-imposed travel restrictions. Excluding an unfavorable $58 million fx impact, revenues increased $265 million.

Depreciation of revenue earning vehicles and lease charges for International RAC increased $9 million in the first half of 2022 compared to 2021. Excluding an unfavorable $8 million fx impact, depreciation increased $17 million. Average Vehicles for International RAC increased due in part to fleet purchasing constraints in 2021 and longer vehicle holding periods resulting from new vehicle production constraints due to the Chip Shortage. Depreciation Per Unit Per Month for International RAC decreased to $156 in the first half of 2022 compared to $158 in the first half of 2021 due to strength in residual values.

DOE for International RAC increased $69 million in the first half of 2022 compared to 2021. Excluding an unfavorable $33 million fx impact, DOE increased $102 million due primarily to higher volume driven by increased travel demand.

SG&A for International RAC increased $19 million in the first half of 2022 compared to 2021. Excluding an unfavorable $8 million fx impact, SG&A increased $27 million due primarily to increased facility costs and advertising spend, partially offset by lower personnel costs.

Vehicle interest expense for International RAC decreased $28 million in the first half of 2022 compared to 2021 due primarily to lower debt levels and gains on interest rate caps.

In the first half of 2021, International RAC incurred $12 million of net reorganization charges primarily related primarily to advisory fees related to debt refinancings and the loss on extinguishment of the European Vehicle Notes resulting from the implementation of the Plan of Reorganization during the first half of 2021.

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
Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income (loss) attributable to Hertz	$480	$(4)	$856	$185
Adjustments:
Income tax provision (benefit)	178	(46)	308	33
Non-vehicle depreciation and amortization	36	50	69	104
Non-vehicle debt interest, net(1)	41	91	80	135
Vehicle debt-related charges(2)	9	26	16	54
Restructuring and restructuring related charges(3)	15	37	21	50
Reorganization items, net(4)	—	469	—	513
Pre-reorganization and non-debtor financing charges(5)	—	17	—	40
Gain from the Donlen Sale(6)	—	(8)	—	(400)
Unrealized (gains) losses on financial instruments(7)	(21)	—	(65)	—
Other items(8)	26	7	93	(72)
Adjusted Corporate EBITDA	$764	$639	$1,378	$642
Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income (loss) attributable to Hertz Global	$940	$(168)	$1,366	$21
Adjustments:
Income tax provision (benefit)	179	(46)	309	33
Non-vehicle depreciation and amortization	36	50	69	104
Non-vehicle debt interest, net(1)	41	91	80	135
Vehicle debt-related charges(2)	9	26	16	54
Restructuring and restructuring related charges(3)	15	37	21	50
Reorganization items, net(4)	—	633	—	677
Pre-reorganization and non-debtor financing charges(5)	—	17	—	40
Gain from the Donlen Sale(6)	—	(8)	—	(400)
Unrealized (gains) losses on financial instruments(7)	(21)	—	(65)	—
Change in fair value of Public Warrants(9)	(461)	—	(511)	—
Other items(8)	26	7	93	(72)
Adjusted Corporate EBITDA	$764	$639	$1,378	$642
(1)In 2021, includes $8 million of loss on extinguishment of debt associated with the payoff and termination of the HIL Credit Agreement resulting from the implementation of the Plan of Reorganization.
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
(8)Represents miscellaneous items. For 2022, primarily includes bankruptcy claims, certain professional fees and charges related to the settlement of bankruptcy claims and certain non-cash stock-based compensation charges. For 2021, includes $100 million associated with the suspension of depreciation during the first quarter for the Donlen business while classified as held for sale, partially offset by letter of credit fees recorded in the first half of the year and charges for a multiemployer pension plan withdrawal liability recorded in the first quarter.
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

	Americas RAC		International RAC
	Three Months Ended June 30,
	2022	2021	2022	2021
Transaction Days (in thousands)	29,160	24,992	6,284	4,893
Average Rentable Vehicles (in whole units)	399,588	344,150	90,648	69,807
Number of days in period (in whole units)	91	91	91	91
Available Car Days (in thousands)	36,366	31,319	8,248	6,352
Vehicle Utilization	80%	80%	76%	77%

	Americas RAC		International RAC
	Six Months Ended June 30,
	2022	2021	2022	2021
Transaction Days (in thousands)	54,739	45,243	11,326	9,291
Average Rentable Vehicles (in whole units)	386,363	320,232	86,508	67,478
Number of days in period (in whole units)	181	181	181	181
Available Car Days (in thousands)	69,952	58,000	15,664	12,216
Vehicle Utilization	78%	78%	72%	76%

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

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2022	2021	2022	2021
Revenues	$1,973	$1,643	$371	$230
Foreign currency adjustment(1)	—	(1)	18	(12)
Total Revenues - adjusted for foreign currency	$1,973	$1,642	$389	$218
Transaction Days (in thousands)	29,160	24,992	6,284	4,893
Total RPD (in dollars)	$67.67	$65.70	$61.96	$44.45

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2022	2021	2022	2021
Revenues	$3,531	$2,610	$623	$415
Foreign currency adjustment(1)	—	(1)	21	(22)
Total Revenues - adjusted for foreign currency	$3,531	$2,609	$644	$393
Transaction Days (in thousands)	54,739	45,243	11,326	9,291
Total RPD (in whole dollars)	$64.50	$57.67	$56.82	$42.31
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

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2022	2021	2022	2021
Total Revenues - adjusted for foreign currency	$1,973	$1,642	$389	$218
Average Rentable Vehicles (in whole units)	399,588	344,150	90,648	69,807
Total revenue per unit (in whole dollars)	$4,938	$4,771	$4,295	$3,116
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,646	$1,590	$1,432	$1,039

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2022	2021	2022	2021
Total Rental Revenues	$3,531	$2,609	$644	$393
Average Rentable Vehicles (in whole units)	386,363	320,232	86,508	67,478
Total revenue per unit (in whole dollars)	$9,139	$8,147	$7,440	$5,825
Number of months in period (in whole units)	6	6	6	6
Total RPU Per Month (in whole dollars)	$1,523	$1,358	$1,240	$971

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

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2022	2021	2022	2021
Depreciation of revenue earning vehicles and lease charges, net	$61	$80	$45	$36
Foreign currency adjustment(1)	—	1	3	(2)
Adjusted depreciation of revenue earning vehicles and lease charges	$61	$81	$48	$34
Average Vehicles (in whole units)	422,113	350,122	91,194	71,044
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$145	$231	$526	$480
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$49	$77	$172	$160

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2022	2021	2022	2021
Depreciation of revenue earning vehicles and lease charges, net	$(32)	$290	$79	$69
Foreign currency adjustment(1)	—	1	3	(4)
Adjusted depreciation of revenue earning vehicles and lease charges	$(32)	$291	$82	$65
Average Vehicles (in whole units)	409,867	325,364	87,392	69,019
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$(78)	$894	$934	$948
Number of months in period (in whole units)	6	6	6	6
Depreciation Per Unit Per Month (in whole dollars)	$(13)	$149	$156	$158
(1)Based on December 31, 2021 foreign currency exchange rates for all periods presented.
LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements, both debt and equity, maintained by us in the U.S. and internationally.

Cash and Cash Equivalents

As of June 30, 2022, we had $1.0 billion of cash and cash equivalents and $522 million of restricted cash and cash equivalents. As of June 30, 2022, $321 million of cash and cash equivalents and $91 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We do not assert permanent reinvestment with respect to our non-U.S. earnings, and if not in the form of loan repayments or subject to favorable tax treaties, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional cash taxes.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz

As of June 30, 2022 and December 31, 2021, Hertz had cash and cash equivalents of $1.0 billion and $2.3 billion, respectively, and restricted cash and cash equivalents of $522 million and $393 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2022	2021	$ Change
Cash provided by (used in):
Operating activities	$1,330	$465	$865
Investing activities	(3,251)	(2,316)	(935)
Financing activities	859	3,004	(2,145)
Effect of exchange rate changes	(25)	(8)	(17)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(1,087)	$1,145	$(2,232)

During the first half of 2022, cash flows from operating activities increased by $865 million period over period due primarily to a $758 million change in net income attributable to Hertz, as adjusted for non-cash and non-operating items, and a $107 million change in working capital accounts. Cash flows from working capital accounts increased due primarily to the reduction of reorganization items and professional fees and the elimination of certain expense prepayment requirements while in Chapter 11, partially offset by the payment of bankruptcy claims in 2022 that had been previously deferred and subject to compromise while in Chapter 11 in 2021.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the first half of 2022, there was a $935 million increase in the cash used in investing activities period over period due primarily to $818 million of net proceeds received from the Donlen Sale in 2021 with no comparable in the 2022 period and a $265 million net increase in cash expenditures primarily resulting from the acquisition of vehicles to meet increased travel demand, partially offset by $208 million related to cash collateral payments, net of returns, for certain outstanding letters of credit upon emergence from bankruptcy in 2021.

Net financing cash inflows were $859 million in the first half of 2022 compared to cash inflows of $3.0 billion in the 2021 period. The $2.1 billion decrease in cash inflows was due in part to a $5.6 billion contribution from Hertz Holdings in 2021 with no comparable in 2022, $1.6 billion of dividends paid to Hertz Holdings to fund share repurchases in 2022, partially offset by $4.9 billion of net proceeds primarily related to the issuance of new vehicle debt in 2022.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz Global

As of June 30, 2022 and December 31, 2021, Hertz Global had cash and cash equivalents of $1.0 billion and $2.3 billion, respectively, and restricted cash and cash equivalents of $522 million and $393 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2022	2021	$ Change
Cash provided by (used in):
Operating activities	$1,329	$465	$864
Investing activities	(3,251)	(2,316)	(935)
Financing activities	859	2,976	(2,117)
Effect of exchange rate changes	(25)	(8)	(17)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(1,088)	$1,117	$(2,205)

Fluctuations in operating, investing and financing cash flows from period to period were due to the same factors as those disclosed for Hertz above, with the exception of cash inflows or outflows related to the repurchase of our common stock and the exercise of Public Warrants as disclosed in Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," in Part I, Item 1 of this Quarterly Report.

Equity Financing

Share Repurchase Programs for Common Stock

In November 2021, Hertz Global's Board of Directors approved the 2021 Share Repurchase Program that authorized the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. Between January 1, 2022 and June 30, 2022, a total of 80,677,021 shares of Hertz Global's common stock were repurchased at an average share price of $19.74 for an aggregate purchase price of $1.6 billion. During the second quarter of 2022, the Company completed the 2021 Share Repurchase Program. A total of 97,783,047 shares of Hertz Global common stock were repurchased since the inception of this program for an aggregate purchase price of $2.0 billion. These amounts are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of June 30, 2022.

In June 2022, Hertz Global's Board of Directors approved the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. In June 2022, a total of 1,207,930 shares of Hertz Global's common stock were repurchased under this program at an average share price of $16.56 for an aggregate purchase price of $20 million. These amounts are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of June 30, 2022.

Between July 1, 2022 and July 21, 2022, a total of 8,092,200 shares of Hertz Global's common stock were repurchased at an average share price of $17.09 for an aggregate purchase price of $138 million. A total of 9,300,130 shares of Hertz Global's common stock have been repurchased since the inception of the 2022 Share Repurchase Program for an aggregate purchase price of $158 million.

Hertz Global funded the share repurchases with available cash and dividend distributions from Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Debt Financing

Vehicle Debt Financing

In January 2022, HVF III Series 2022-1 Notes were issued in an aggregate principal amount of $750 million. Hertz purchased the Class D Notes, and as a result approximately $98 million of the aggregate principal amount is eliminated in consolidation. In July 2022, $81 million of the Series 2022-1 Class D Notes were sold to a third party.

In January 2022, HVF III Series 2022-2 Notes were issued in an aggregate principal amount of $750 million. Hertz purchased the Class D Notes, and as a result approximately $98 million of the aggregate principal amount is eliminated in consolidation.

In January 2022, the Australian Securitization was amended to increase the aggregate maximum borrowings to AUD250 million and to extend the maturity to April 2024.

In March 2022, HVF III Series 2022-3 Notes were issued in an aggregate principal amount of $383 million. Hertz purchased the Class D Notes, and as a result approximately $50 million of the aggregate principal amount is eliminated in consolidation. In July 2022, all of the Series 2022-3 Class D Notes were sold to a third party.

In March 2022, HVF III Series 2022-4 Notes were issued in an aggregate principal amount of $667 million. Hertz purchased the Class D Notes, and as a result approximately $87 million of the aggregate principal amount is eliminated in consolidation.

In March 2022, HVF III Series 2022-5 Notes were issued in an aggregate principal amount of $364 million. Hertz purchased the Class D Notes, and as a result approximately $47 million of the aggregate principal amount is eliminated in consolidation.

In March 2022, an increase to the commitments for the Series 2021-A Notes was made, increasing the maximum principal amount that may be outstanding from $3.0 billion to $3.2 billion.

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

In May 2022, an increase to the commitments for the Series 2021-A Notes was made, increasing the maximum principal amount that may be outstanding from $3.2 billion to $3.6 billion. In June 2022, an increase to the commitments for the Series 2021-A Notes was made, increasing the maximum principal amount that may be outstanding from $3.6 billion to $3.8 billion. Additionally, the maturity date of the Series 2021-A Notes Class A Notes was extended to June 2024.

In June 2022, Hertz entered into the Repurchase Facility, whereby Hertz may sell the HVF III Series 2022 Class D Notes to the Repurchase Facility counterparty and repurchase such notes from time to time. Transactions occurring under the Repurchase Facility are based on mutually agreeable terms and prevailing rates. As of June 30, 2022, transactions totaling $236 million were outstanding under the Repurchase Facility and such transactions bear interest at a rate of SOFR plus 150 basis points and have a 30-day tenor.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In June 2022, the Hertz Canadian Securitization was amended to provide for aggregate maximum borrowings of CAD$450 million, for a seasonal commitment period through November 2022. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to CAD$350 million. Additionally, the Hertz Canadian Securitization was amended to extend the maturity of the aggregate maximum borrowings of CAD$350 million to June 2024.

In July 2022, an increase to the commitments for the Series 2021-A Notes was made, increasing the maximum principal amount that may be outstanding from $3.8 billion to $3.9 billion.

Non-vehicle Debt Financing

In March 2022, Hertz increased the aggregate committed amount of the First Lien RCF from $1.3 billion to $1.5 billion and the sublimit for letters of credit from $1.1 billion to $1.4 billion and amended the First Lien RCF to change the benchmark from USD LIBOR to the SOFR based rate. In May 2022, Hertz increased the aggregate committed amount of the First Lien RCF from $1.5 billion to $1.7 billion and the sublimit for letters of credit from $1.4 billion to $1.6 billion. In June 2022, Hertz increased the aggregate committed amount of the First Lien RCF from $1.7 billion to $1.9 billion and the sublimit for letters of credit from $1.6 billion to $1.8 billion.

In July 2022, Hertz increased the aggregate committed amount of the First Lien RCF by $55 million where the aggregate committed amount remains at $1.9 billion and the sublimit for letters of credit by $55 million where the aggregate sublimit remains at $1.8 billion.

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

Refer to Note 5, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of June 30, 2022. Cash paid for interest on vehicle debt during the first half of 2022 and 2021 was $92 million and $203 million, respectively. The $111 million decrease in cash paid for vehicle debt interest is due primarily to the payoff and termination of vehicle debt in accordance with the Plan of Reorganization in 2021 and lower average rates from the issuance of HVF III ABS Notes. Cash paid for interest on non-vehicle debt during the first half of 2022 and 2021 was $74 million and $158 million, respectively. The $84 million decrease in cash paid for non-vehicle debt interest is due primarily to the payoff and termination of non-vehicle debt in accordance with the Plan of Reorganization in 2021.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,041	$2,257
Availability under the First Lien RCF	1,449	925
Corporate liquidity	$2,490	$3,182

Letters of Credit

As of June 30, 2022, there were outstanding standby letters of credit totaling $701 million comprised primarily of $245 million issued under the Term C Loan and $441 million issued under the First Lien RCF. As of June 30, 2022, no capacity remains to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to support our insurance programs and to provide credit enhancement for our asset-backed securitization facilities, as well as to support our vehicle rental concessions and leaseholds. As of June 30, 2022, none of the issued letters of credit have been drawn upon.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. This financial covenant was effective beginning in the third quarter of 2021. As of June 30, 2022, we were in compliance with the First Lien Ratio.

In addition to the financial covenant, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interest for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of June 30, 2022, we were in compliance with all covenants in the First Lien Credit Agreement.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2022
First Quarter	$(2,985)	$1,471	$(1,514)
Second Quarter	(3,104)	1,416	(1,688)
Total	$(6,089)	$2,887	$(3,202)
2021
First Quarter	$(1,517)	$686	$(831)
Second Quarter	(2,619)	513	(2,106)
Total	$(4,136)	$1,199	$(2,937)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2022	2021	$ Change	% Change
Americas RAC	$(2,787)	$(2,471)	$(316)	13
International RAC	(415)	(382)	(33)	9
All other operations(1)	—	(84)	84	(100)
Total	$(3,202)	$(2,937)	$(265)	9
(1)    Substantially comprised of our Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.

Revenue earning vehicle expenditures increased approximately $2.0 billion, or 47%, in the first half of 2022 compared to the 2021 period, primarily in our Americas RAC segment, resulting from vehicle acquisitions to refresh our fleet following Chapter 11 in 2021. Revenue earning vehicle disposal proceeds increased $1.7 billion for the first half of 2022 compared to the 2021 period resulting from increased vehicle dispositions due to strength in residual values.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2022
First Quarter	$(30)	$1	$(29)
Second Quarter	(29)	5	(24)
Total	$(59)	$6	$(53)
2021
First Quarter	$(9)	$4	$(5)
Second Quarter	(8)	6	(2)
Total	$(17)	$10	$(7)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2022	2021	$ Change	% Change
Americas RAC	$(45)	$(3)	$(42)	NM
International RAC	(5)	(1)	(4)	NM
All other operations(1)	—	(1)	1	(100)
Corporate	(3)	(2)	(1)	50
Total	$(53)	$(7)	$(46)	NM
(1)    Substantially comprised of our Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.
NM - Not meaningful

In the first half of 2022, expenditures for non-vehicle capital assets increased by $42 million compared to the 2021 period, primarily in our Americas RAC segment, resulting from the restart of location refurbishment projects put on hold during the Chapter 11 Cases.

CONTRACTUAL OBLIGATIONS

As of June 30, 2022, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7 of our 2021 Form 10-K. Changes to our aggregate indebtedness, including related interest and terms of new issuances, are disclosed in Note 5, "Debt," in Part I, Item 1 of this Quarterly Report.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Quarterly Report include "forward-looking statements." Forward-looking statements are identified by words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts," "guidance" or similar expressions, and include information concerning our liquidity, our results of operations, our business strategies and other information about our business. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of future performance or results and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative.

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
•the impact of macroeconomic conditions resulting in inflationary cost pressures resulting in labor and supply chain constraints, increased vehicle acquisition costs, and reductions in travel demand, among others;
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•our ability to dispose of vehicles in the used-vehicle market and use the proceeds of such sales to acquire replacement vehicles;
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
•our ability to offer an excellent customer experience, and retain and increase customer loyalty and market share;
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

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides a breakdown of our equity security repurchases during the second quarter of 2022.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of the publicly announced plan or program	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the publicly announced plan or program (In thousands)
Common Stock
April 1 – April 30, 2022	4,527,052	$22.26	4,527,052	$769,702
May 1 – May 31, 2022	21,877,455	$19.14	21,877,455	$351,020
June 1 – June 30, 2022	20,515,479	$18.09	20,515,479	$1,979,998
Total	46,919,986	$18.98	46,919,986	$1,979,998

In November 2021, Hertz Global's Board of Directors approved the 2021 Share Repurchase Program that authorized the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. Between January 1, 2022 and June 30, 2022, a total of 80,677,021 shares of Hertz Global's common stock were repurchased at an average share price of $19.74 for an aggregate purchase price of $1.6 billion. During the second

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

quarter of 2022, the Company completed the 2021 Share Repurchase Program. A total of 97,783,047 shares of Hertz Global common stock were repurchased since the inception of this program for an aggregate purchase price of $2.0 billion.

In June 2022, Hertz Global's Board of Directors approved the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. In June 2022, a total of 1,207,930 shares of Hertz Global's common stock were repurchased under this program at an average share price of $16.56 for an aggregate purchase price of $20 million.

Repurchases under the 2022 Share Repurchase Program may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorization does not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, market conditions and other factors. The repurchase program does not obligate Hertz Global to acquire any particular amount of common stock and may be discontinued at any time. There can be no assurance as to the timing or number of any share repurchases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

The Company’s former Executive Vice President, General Counsel and Secretary, Mr. M. David Galainena retired effective June 30, 2022. On April 25, 2022, the Board of Directors of Hertz Holdings, upon recommendation of its Compensation Committee, approved certain amendments to Mr. Galainena’s compensation in light of his agreement to remain with the Company to facilitate a transition of his duties. The amendments provided Mr. Galainena certain benefits in addition to those to which he is entitled under the severance provisions of the Plan of Reorganization, contingent on his remaining with the Company through June 30, 2022 and executing a release of claims in favor of the Company. Pursuant to the amendments, on June 30, 2022, Mr. Galainena’s last day of employment (the “Employment Termination Date”), (i) he received a cash payment equal to his target bonus for fiscal year 2022, pro-rated through the Employment Termination Date, (ii) an aggregate of 26,667 restricted stock units and 80,000 stock options vested, and (iii) the exercise period for his vested stock options was extended to June 30, 2023.

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

Date:	July 28, 2022	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ KENNY CHEUNG
Kenny Cheung Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Description
10.1	Hertz Holdings Hertz
Amended and Restated Series 2021-A Supplement, dated as of June 24, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, the several committed note purchasers party thereto, the several conduit investors party thereto, the several funding agents for the investor groups party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541) as filed June 27, 2022).

10.2	Hertz Holdings Hertz
Amendment No. 5 dated June 23, 2022 to Credit Agreement dated June 30, 2021, by and among The Hertz Corporation and the subsidiary borrowers party thereto as borrowers, the several lenders and issuing lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541) as filed June 27, 2022).

10.3	Hertz Holdings Hertz	Amendment No. 1 dated June 27, 2022 to Base Indenture, dated as of June 29, 2021, between Hertz Vehicle Financing III LLC, as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee.*
10.4	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to Master Motor Vehicle Operating Lease and Servicing Agreement dated as of June 29, 2021, among Hertz Vehicle Financing III LLC, as lessor, The Hertz Corporation, as lessee, servicer and guarantor, DTG Operations, Inc. as lessee, and those permitted lessees from time to time party thereto.*

10.5	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to Series 2021-1 Supplement, dated as of June 30, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

10.6	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to Series 2021-2 Supplement, dated as of June 30, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

10.7	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to Series 2022-1 Supplement, dated as of January 19, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

10.8	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to 2022-2 Supplement, dated as of January 19, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

10.9	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to 2022-3 Supplement, dated as of March 30, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

10.10	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to 2022-4 Supplement, dated as of March 30, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

10.11	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to 2022-5 Supplement, dated as of March 30, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

10.12	Hertz Holdings Hertz
Amended and Restated Issuer Facility Agreement dated as of June 21, 2022, by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation U.K. Limited.*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.13	Hertz Holdings Hertz
Amended and Restated Master Definitions and Constructions Agreement dated as off June 21, 2022, by and among International Fleet Financing No. 2 B.V., Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SL, Hertz Autovermietung GMBH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas Securities Services, BNP Paribas S.A., Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, The Hertz Corporation, BNP Paribas Securities Services, Luxembourg Branch, TMF SFS Management BV, TMF France Management SARL, TMF SAS, KPMG S.A., BNP Paribas Trust Corporation UK Limited, BNP Paribas Securities Services, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Sanne Trustee Services Limited, certain committed note purchasers, conduit investors and funding agents named therein, Hertz Holdings Netherlands 2 B.V. and Hertz International Limited.*

10.14	Hertz Holdings Hertz
Amended and Restated Dutch Master Lease and Servicing Agreement dated as of June 21, 2022, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Automobielen Nederland B.V., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

10.15	Hertz Holdings Hertz
Amended and Restated French Master Lease and Servicing Agreement, dated as of June 21, 2022, by and among RAC Finance SAS., Hertz France SAS., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

10.16	Hertz Holdings Hertz
Amended and Restated German Master Lease and Servicing Agreement, dated as of June 21, 2022, by and among Hertz Fleet Limited, Hertz Autovermietung GMBH, those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

10.17	Hertz Holdings Hertz
Amended and Restated Spanish Master Lease and Servicing Agreement dated as of June 21, 2022, by and among Stuurgroep Fleet (Netherlands) B.V., Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, Hertz de Espana, S.L.U., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

10.18	Hertz Holdings Hertz	Form of Restricted Stock Unit Agreement (2022) under the 2021 Omnibus Incentive Plan.†*
10.19	Hertz Holdings Hertz	Form of Performance Stock Unit Agreement (2022) under the 2021 Omnibus Incentive Plan.†*
10.20	Hertz Holdings Hertz	Form of Executive Sign-On Performance Stock Unit Agreement under the 2021 Omnibus Incentive Plan.†*
10.21	Hertz Holdings Hertz	Aircraft Time Sharing Agreement dated as of April 22, 2022 between The Hertz Corporation and Stephen M. Scherr.†*
10.22	Hertz Holdings Hertz	Confidential Severance Agreement and General Release of Claims dated June 30, 2022 between The Hertz Corporation and M. David Galainena.†*
10.23	Hertz Holdings Hertz	Confidential Severance Agreement and General Release of Claims dated June 14, 2022 between The Hertz Corporation and Angela Brav.†*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
101.INS	Hertz Holdings Hertz	InIine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document)
______________________________________________________________________________
† Indicates management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith