Form 10-Q
period 2022-09-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2022-10-27
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	Nasdaq Global Select
Hertz Global Holdings, Inc.	Warrants to purchase common stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.80 per share, subject to adjustment	HTZWW	Nasdaq Global Select
The Hertz Corporation	None		None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Hertz Global Holdings, Inc.    Yes ☒ No ☐
The Hertz Corporation1    Yes ☐ No ☒
1As a voluntary filer, The Hertz Corporation is not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act. The Hertz Corporation has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it was subject to such filing requirements.)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	October 20, 2022
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	333,952,167
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,006	$2,258
Restricted cash and cash equivalents:
Vehicle	203	77
Non-vehicle	299	316
Total restricted cash and cash equivalents	502	393
Total cash and cash equivalents and restricted cash and cash equivalents	1,508	2,651
Receivables:
Vehicle	222	62
Non-vehicle, net of allowance of $46 and $48, respectively	831	696
Total receivables, net	1,053	758
Prepaid expenses and other assets	934	1,017
Revenue earning vehicles:
Vehicles	13,757	10,836
Less: accumulated depreciation	(1,734)	(1,610)
Total revenue earning vehicles, net	12,023	9,226
Property and equipment, net	618	608
Operating lease right-of-use assets	1,632	1,566
Intangible assets, net	2,883	2,912
Goodwill	1,043	1,045
Total assets(1)	$21,694	$19,783
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$112	$56
Non-vehicle	502	516
Total accounts payable	614	572
Accrued liabilities	955	863
Accrued taxes, net	205	157
Debt:
Vehicle	10,097	7,921
Non-vehicle	2,979	2,986
Total debt	13,076	10,907
Public Warrants	737	1,324
Operating lease liabilities	1,556	1,510
Self-insured liabilities	484	463
Deferred income taxes, net	1,306	1,010
Total liabilities(1)	18,933	16,806
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 477,792,170 and 477,233,278 shares issued, respectively, and 341,223,449 and 449,782,424 shares outstanding, respectively	5	5
Treasury stock, at cost, 136,568,721 and 27,450,854 common shares, respectively	(2,821)	(708)
Additional paid-in capital	6,308	6,209
Retained earnings (Accumulated deficit)	(372)	(2,315)
Accumulated other comprehensive income (loss)	(359)	(214)
Total stockholders' equity	2,761	2,977
Total liabilities and stockholders' equity	$21,694	$19,783
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of September 30, 2022 and December 31, 2021 include total assets of variable interest entities (“VIEs”) of $952 million and $734 million, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of September 30, 2022 and December 31, 2021 include total liabilities of VIEs of $951 million and $733 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$2,496	$2,226	$6,650	$5,387
Expenses:
Direct vehicle and operating	1,282	1,131	3,534	2,855
Depreciation of revenue earning vehicles and lease charges, net	294	61	341	420
Non-vehicle depreciation and amortization	36	49	105	153
Selling, general and administrative	246	177	738	498
Interest expense, net:
Vehicle	27	41	77	243
Non-vehicle	43	22	123	157
Total interest expense, net	70	63	200	400
Other (income) expense, net	(6)	(7)	(6)	(20)
Reorganization items, net	—	—	—	677
(Gain) from the sale of a business	—	—	—	(400)
Change in fair value of Public Warrants	(73)	(16)	(584)	(16)
Total expenses	1,849	1,458	4,328	4,567
Income (loss) before income taxes	647	768	2,322	820
Income tax (provision) benefit	(70)	(160)	(379)	(193)
Net income (loss)	577	608	1,943	627
Net (income) loss attributable to noncontrolling interests	—	(3)	—	(1)
Net income (loss) attributable to Hertz Global	577	605	1,943	626
Dividends on Series A Preferred Stock	—	(34)	—	(34)
Net income (loss) available to Hertz Global common stockholders	$577	$571	$1,943	$592

Weighted-average common shares outstanding:
Basic	355	471	395	264
Diluted	379	490	421	270
Earnings (loss) per common share:
Basic	$1.62	$1.21	$4.92	$2.25
Diluted	$1.33	$1.13	$3.22	$2.14

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$577	$608	$1,943	$627
Other comprehensive income (loss):
Foreign currency translation adjustments	(79)	(24)	(145)	(14)
Total other comprehensive income (loss)	(79)	(24)	(145)	(14)
Total comprehensive income (loss)	498	584	1,798	613
Comprehensive (income) loss attributable to noncontrolling interests	—	(3)	—	(1)
Comprehensive income (loss) attributable to Hertz Global	$498	$581	$1,798	$612
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit(1)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Stockholders' Equity Attributable to Hertz Global	Non- controlling Interests(2)	Total Stockholders' Equity
Balance as of:
December 31, 2020	—	$—	156	$2	$3,047	$(2,681)	$(212)	2	$(100)	$56	$37	$93
Net income (loss)	—	—	—	—	—	190	—	—	—	190	(1)	189
Other comprehensive income (loss)	—	—	—	—	—	—	17	—	—	17	—	17
Stock-based compensation charges	—	—	—	—	2	—	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11)	(11)
March 31, 2021	—	—	156	2	3,049	(2,491)	(195)	2	(100)	265	25	290
Net income (loss)	—	—	—	—	—	(168)	—	—	—	(168)	(1)	(169)
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	—	—	(7)	—	(7)
Cancellation of common and treasury shares in exchange for new common shares	—	—	(142)	(2)	(98)	—	—	(2)	100	—	—	—
Cancellation of stock-based awards	—	—	—	—	(10)	—	—	—	—	(10)	—	(10)
Distributions to common stockholders	—	—	—	—	(239)	—	—	—	—	(239)	—	(239)
Contribution from Plan Sponsors	—	—	277	3	2,778	—	—	—	—	2,781	—	2,781
Rights Offering, net	—	—	180	2	1,796	—	—	—	—	1,798	—	1,798
Public Warrants issuance	—	—	—	—	(800)	—	—	—	—	(800)	—	(800)
Preferred stock issuance, net	2	1,433	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests, net	—		—	—	—	—	—	—	—	—	(5)	(5)
June 30, 2021	2	1,433	471	5	6,476	(2,659)	(202)	—	—	3,620	19	3,639
Net income	—	—	—	—	—	604	—	—	—	604	3	607
Other comprehensive income (loss)	—	—	—	—	—	—	(24)	—	—	(24)	—	(24)
Rights Offering, net	—	—	1	—	4	—	—	—	—	4	—	4
Exercise of Public Warrants	—	—	—	—	2	—	—	—	—	2	—	2
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(10)	(10)
September 30, 2021	2	$1,433	472	$5	$6,482	$(2,055)	$(226)	—	$—	$4,206	$12	$4,218
(1)    Net income (loss) is computed independently each quarter. As a result, the quarter amounts presented herein may be rounded to agree to accumulated deficit in the accompanying unaudited condensed consolidated balance sheet.
(2)    See "767 Auto Leasing LLC" in Note 13, "Related Party Transactions."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2021	—	$—	450	$5	$6,209	$(2,315)	$(214)	27	$(708)	$2,977
Net income (loss)	—	—	—	—	—	426	—	—	—	426
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	—	—	(7)
Net settlement on vesting of restricted stock	—	—	—	—	(4)	—	—	—	—	(4)
Stock-based compensation charges, net of tax	—	—	—	—	28	—	—	—	—	28
Public Warrant exercises(1)	—	—	—	—	4	—	—	—	—	4
Share repurchases	—	—	(35)	—	—	—	—	35	(722)	(722)
March 31, 2022	—	—	415	5	6,237	(1,889)	(221)	62	(1,430)	2,702
Net income (loss)	—	—	—	—	—	940	—	—	—	940
Other comprehensive income (loss)	—	—	—	—	—	—	(59)	—	—	(59)
Stock-based compensation charges, net of tax	—	—	—	—	36	—	—	—	—	36
Public Warrant exercises(1)	—	—	—	—	1	—	—	—	—	1
Share repurchases	—	—	(47)	—	—	—	—	47	(891)	(891)
June 30, 2022	—	—	368	5	6,274	(949)	(280)	109	(2,321)	2,729
Net income (loss)	—	—	—	—	—	577	—	—	—	577
Other comprehensive income (loss)	—	—	—	—	—	—	(79)	—	—	(79)
Stock-based compensation charges, net of tax	—	—	—	—	33	—	—	—	—	33
Public Warrant exercises(1)	—	—	—	—	1	—	—	—	—	1
Share repurchases(2)	—	—	(27)	—	—	—	—	28	(500)	(500)
September 30, 2022	—	$—	341	$5	$6,308	$(372)	$(359)	137	$(2,821)	$2,761
(1)    See Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global."
(2)    The amounts presented herein may be rounded to agree to amounts in the unaudited condensed consolidated balance sheet. Also see Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,943	$627
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	511	506
Depreciation and amortization, non-vehicle	105	153
Amortization of deferred financing costs and debt discount (premium)	38	109
Loss on extinguishment of debt	—	8
Stock-based compensation charges	96	2
Provision for receivables allowance	42	95
Deferred income taxes, net	301	125
Reorganization items, net	—	314
(Gain) loss from the sale of a business	—	(400)
Change in fair value of Public Warrants	(584)	(16)
(Gain) loss on financial instruments	(120)	(1)
Other	(2)	(15)
Changes in assets and liabilities:
Non-vehicle receivables	(234)	(223)
Prepaid expenses and other assets	(80)	(53)
Operating lease right-of-use assets	202	203
Non-vehicle accounts payable	(7)	(45)
Accrued liabilities	183	(43)
Accrued taxes, net	52	89
Operating lease liabilities	(223)	(214)
Self-insured liabilities	38	(13)
Net cash provided by (used in) operating activities	2,261	1,208
Cash flows from investing activities:
Revenue earning vehicles expenditures	(7,853)	(5,196)
Proceeds from disposal of revenue earning vehicles	4,470	1,945
Non-vehicle capital asset expenditures	(104)	(41)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	10	17
Collateral payments	—	(303)
Collateral returned in exchange for letters of credit	19	268
Return of (investment in) equity investments	(15)	—
Proceeds from the sale of a business, net of cash sold	—	871
Other	—	(1)
Net cash provided by (used in) investing activities	(3,473)	(2,440)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	8,282	10,462
Repayments of vehicle debt	(5,954)	(9,463)
Proceeds from issuance of non-vehicle debt	—	3,139
Repayments of non-vehicle debt	(14)	(6,346)
Payment of financing costs	(42)	(154)
Proceeds from Plan Sponsors	—	2,781
Proceeds from Rights Offering, net	—	1,639
Proceeds from the issuance of preferred stock, net	—	1,433
Distributions to common stockholders	—	(239)
Proceeds from exercises of Public Warrants	3	—
Share repurchases	(2,152)	—
Early redemption payments	—	(85)
Contributions from (distributions to) noncontrolling interests	—	(25)
Other	(4)	—
Net cash provided by (used in) financing activities	119	3,142
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(50)	(22)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(1,143)	1,888
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(1)	2,651	1,578
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,508	$3,466

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$151	$227
Non-vehicle	97	181
Income taxes, net of refunds	60	20
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$88	$7
Sales of revenue earning vehicles included in vehicle receivables	198	100
Purchases of non-vehicle capital assets included in accounts payable	26	21
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	7	73
Public Warrants issuance	—	800
Public Warrant exercises	3	1
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2022	2021
Accrual for purchases of treasury shares	16	—
Backstop equity issuance	—	164
(1)     Amounts include cash and cash equivalents and restricted cash and cash equivalents which were held for sale at December 31, 2020, prior to the completion of the Donlen Sale in the first quarter of 2021, as disclosed in Note 3, "Divestitures."
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$1,006	$2,257
Restricted cash and cash equivalents:
Vehicle	203	77
Non-vehicle	299	316
Total restricted cash and cash equivalents	502	393
Total cash and cash equivalents and restricted cash and cash equivalents	1,508	2,650
Receivables:
Vehicle	222	62
Non-vehicle, net of allowance of $46 and $48, respectively	831	695
Total receivables, net	1,053	757
Prepaid expenses and other assets	933	1,016
Revenue earning vehicles:
Vehicles	13,757	10,836
Less: accumulated depreciation	(1,734)	(1,610)
Total revenue earning vehicles, net	12,023	9,226
Property and equipment, net	618	608
Operating lease right-of-use assets	1,632	1,566
Intangible assets, net	2,883	2,912
Goodwill	1,043	1,045
Total assets(1)	$21,693	$19,780
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$112	$56
Non-vehicle	502	516
Total accounts payable	614	572
Accrued liabilities	940	809
Accrued taxes, net	205	157
Debt:
Vehicle	10,097	7,921
Non-vehicle	2,979	2,986
Total debt	13,076	10,907
Operating lease liabilities	1,556	1,510
Self-insured liabilities	484	463
Deferred income taxes, net	1,309	1,012
Total liabilities(1)	18,184	15,430
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	5,135	7,190
Retained earnings (Accumulated deficit)	(1,267)	(2,626)
Accumulated other comprehensive income (loss)	(359)	(214)
Total stockholder's equity	3,509	4,350
Total liabilities and stockholder's equity	$21,693	$19,780
(1)    The Hertz Corporation's consolidated total assets as of September 30, 2022 and December 31, 2021 include total assets of VIEs of $952 million and $734 million, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of September 30, 2022 and December 31, 2021 include total liabilities of VIEs of $951 million and $733 million, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$2,496	$2,226	$6,650	$5,387
Expenses:
Direct vehicle and operating	1,282	1,131	3,534	2,855
Depreciation of revenue earning vehicles and lease charges, net	294	61	341	420
Non-vehicle depreciation and amortization	36	49	105	153
Selling, general and administrative	246	177	738	498
Interest expense, net:
Vehicle	27	41	77	243
Non-vehicle	43	22	123	157
Total interest expense, net	70	63	200	400
Other (income) expense, net	(6)	(7)	(6)	(20)
Reorganization items, net	—	—	—	513
(Gain) from the sale of a business	—	—	—	(400)
Total expenses	1,922	1,474	4,912	4,419
Income (loss) before income taxes	574	752	1,738	968
Income tax (provision) benefit	(71)	(156)	(379)	(189)
Net income (loss)	503	596	1,359	779
Net (income) loss attributable to noncontrolling interests	—	(3)	—	(1)
Net income (loss) attributable to Hertz	$503	$593	$1,359	$778

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$503	$596	$1,359	$779
Other comprehensive income (loss):
Foreign currency translation adjustments	(79)	(24)	(145)	(14)
Total other comprehensive income (loss)	(79)	(24)	(145)	(14)
Total comprehensive income (loss)	424	572	1,214	765
Comprehensive (income) loss attributable to noncontrolling interests	—	(3)	—	(1)
Comprehensive income (loss) attributable to Hertz	$424	$569	$1,214	$764

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due To Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity Attributable to Hertz	Noncontrolling Interests(1)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2020	100	$—	$3,953	$—	$(3,783)	$(212)	$(42)	$37	$(5)
Net income (loss)	—	—	—	—	190	—	190	(1)	189
Other comprehensive income (loss)	—	—	—	—	—	17	17	—	17
Stock-based compensation charges	—	—	2	—	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
March 31, 2021	100	$—	3,955	—	(3,593)	(195)	167	25	192
Net income (loss)	—	—	—	—	(4)	—	(4)	(1)	(5)
Due to Hertz Holdings	—	—	—	65	—	—	65	—	65
Other comprehensive income (loss)	—	—	—	—	—	(7)	(7)	—	(7)
Cancellation of stock-based awards	—	—	(10)	—	—	—	(10)	—	(10)
Contributions from Hertz Holdings	—	—	5,638	—	—	—	5,638	—	5,638
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
June 30, 2021	100	$—	9,583	65	(3,597)	(202)	5,849	19	5,868
Net income (loss)	—	—	—	—	592	—	592	3	595
Contributions from Hertz Holdings	—	—	4	—	—	—	4	—	4
Other comprehensive income (loss)	—	—	—	—	—	(24)	(24)	—	(24)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
September 30, 2021	100	$—	$9,587	$65	$(3,005)	$(226)	$6,421	$12	$6,433

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance as of:
December 31, 2021	100	$—	$7,190	$(2,626)	$(214)	$4,350
Net income (loss)	—	—	—	376	—	376
Other comprehensive income (loss)	—	—	—	—	(7)	(7)
Stock-based compensation charges, net of tax	—	—	28	—	—	28
Dividends paid to Hertz Holdings(2)	—	—	(767)	—	—	(767)
March 31, 2022	100	—	6,451	(2,250)	(221)	3,980
Net income (loss)	—	—	—	480	—	480
Other comprehensive income (loss)	—	—	—	—	(59)	(59)
Stock-based compensation charges, net of tax	—	—	36	—	—	36
Dividends paid to Hertz Holdings(2)	—	—	(881)	—	—	(881)
June 30, 2022	100	—	5,606	(1,770)	(280)	3,556
Net income (loss)	—	—	—	503	—	503
Other comprehensive income (loss)	—	—	—	—	(79)	(79)
Stock-based compensation charges, net of tax	—	—	33	—	—	33
Dividends paid to Hertz Holdings(2)	—	—	(504)	—	—	(504)
September 30, 2022	100	$—	$5,135	$(1,267)	$(359)	$3,509
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

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,359	$779
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	511	506
Depreciation and amortization, non-vehicle	105	153
Amortization of deferred financing costs and debt discount (premium)	38	109
Loss on extinguishment of debt	—	8
Stock-based compensation charges	96	2
Provision for receivables allowance	42	95
Deferred income taxes, net	301	121
Reorganization items, net	—	150
(Gain) loss from the sale of a business	—	(400)
(Gain) loss on financial instruments	(120)	(1)
Other	(2)	(15)
Changes in assets and liabilities:
Non-vehicle receivables	(234)	(223)
Prepaid expenses and other assets	(80)	(53)
Operating lease right-of-use assets	202	203
Non-vehicle accounts payable	(7)	(45)
Accrued liabilities	183	(43)
Accrued taxes, net	52	89
Operating lease liabilities	(223)	(214)
Self-insured liabilities	38	(13)
Net cash provided by (used in) operating activities	2,261	1,208
Cash flows from investing activities:
Revenue earning vehicles expenditures	(7,853)	(5,196)
Proceeds from disposal of revenue earning vehicles	4,470	1,945
Non-vehicle capital asset expenditures	(104)	(41)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	10	17
Collateral payments	—	(303)
Collateral returned in exchange for letters of credit	19	268
Return of (investment in) equity investments	(15)	—
Proceeds from the sale of a business, net of cash sold	—	871
Other	—	(1)
Net cash provided by (used in) investing activities	(3,473)	(2,440)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	8,282	10,462
Repayments of vehicle debt	(5,954)	(9,463)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2022	2021
Proceeds from issuance of non-vehicle debt	—	3,139
Repayments of non-vehicle debt	(14)	(6,346)
Payment of financing costs	(42)	(154)
Contributions from Hertz Holdings	—	5,642
Early redemption payments	—	(85)
Dividends paid to Hertz Holdings	(2,152)	—
Contributions from (distributions to) noncontrolling interests	—	(25)
Net cash provided by (used in) financing activities	120	3,170
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(50)	(22)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(1,142)	1,916
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(1)	2,650	1,550
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,508	$3,466

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$151	$227
Non-vehicle	97	181
Income taxes, net of refunds	60	20
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$88	$7
Sales of revenue earning vehicles included in vehicle receivables	198	100
Purchases of non-vehicle capital assets included in accounts payable	26	21
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	7	73
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

Note 2—Basis of Presentation

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2022 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

Certain charges related to the Chapter 11 Cases were recorded as reorganization items, net in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 pursuant to the provisions of Accounting Standards Codification (“ASC”) 852, Reorganizations. See Note 15, "Reorganization Items, Net," for additional information.

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

Note 3—Divestitures

Donlen Sale

On March 30, 2021, the Company completed the sale of substantially all of the assets and certain liabilities of its Donlen subsidiary. The proceeds from the sale were subject to certain post-closing adjustments in the second quarter of 2021 based on the level of assumed indebtedness, working capital and fleet equity. During the nine months ended September 30, 2021, the Company recognized a pre-tax gain in its corporate operations of $400 million, net of the impact of foreign currency adjustments, based on the difference in cash proceeds received of $891 million and $543 million net book value of assets sold plus a $53 million receivable in connection with the sale where cash proceeds were received in September 2021.

Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	September 30, 2022	December 31, 2021
Revenue earning vehicles	$12,931	$10,506
Less accumulated depreciation	(1,560)	(1,518)
	11,371	8,988
Revenue earning vehicles held for sale, net(1)	652	238
Revenue earning vehicles, net	$12,023	$9,226
(1)    Represents the carrying amount of vehicles currently placed on the Company's retail lots for sale or actively in the process of being sold through other disposition channels.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Depreciation of revenue earning vehicles	$528	$249	$1,282	$681
(Gain) loss on disposal of revenue earning vehicles	(238)	(197)	(956)	(290)
Rents paid for vehicles leased	4	9	15	29
Depreciation of revenue earning vehicles and lease charges, net	$294	$61	$341	$420

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 5—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of September 30, 2022 and December 31, 2021:

Facility	Weighted-Average Interest Rate as of September 31, 2022	Fixed or Floating Interest Rate	Maturity	September 30, 2022	December 31, 2021
Non-Vehicle Debt
Term B Loan	5.80%	Floating	6/2028	$1,284	$1,294
Term C Loan	5.80%	Floating	6/2028	245	245
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
First Lien RCF	N/A	Floating	6/2026	—	—
Other Non-Vehicle Debt(1)	7.87%	Fixed	Various	12	16
Unamortized Debt Issuance Costs and Net (Discount) Premium				(62)	(69)
Total Non-Vehicle Debt				2,979	2,986
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(2)	4.34%	Floating	6/2024	1,823	2,813
HVF III Series 2021-A Class B(2)	3.65%	Fixed	6/2023	188	188
				2,011	3,001
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(2)	1.66%	Fixed	12/2024	2,000	2,000
HVF III Series 2021-2(2)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(2)	2.44%	Fixed	6/2025	750	—
HVF III Series 2022-2(2)	2.42%	Fixed	6/2027	652	—
HVF III Series 2022-3(2)	3.89%	Fixed	3/2024	383	—
HVF III Series 2022-4(2)	4.22%	Fixed	9/2025	667	—
HVF III Series 2022-5(2)	4.03%	Fixed	9/2027	317	—
				6,769	4,000
Vehicle Debt - Other
Repurchase Facility	4.89%	Fixed	10/2022	85	—
European ABS(2)	1.80%	Floating	10/2023	572	395
Hertz Canadian Securitization(2)	5.12%	Floating	6/2024	320	191
Australian Securitization(2)	4.25%	Floating	4/2024	158	128
New Zealand RCF	6.22%	Floating	6/2024	34	39
U.K. Financing Facility	5.75%	Floating	10/2022-9/2026	100	98
U.K. Toyota Financing Facility	2.20%	Floating	12/2022-5/2023	44	9
Other Vehicle Debt	2.93%	Floating	10/2022-4/2025	72	93
				1,385	953

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of September 31, 2022	Fixed or Floating Interest Rate	Maturity	September 30, 2022	December 31, 2021
Unamortized Debt Issuance Costs and Net (Discount) Premium				(68)	(33)
Total Vehicle Debt				10,097	7,921
Total Debt				$13,076	$10,907
(1)Other non-vehicle debt is primarily comprised of $8 million and $12 million in finance lease obligations as of September 30, 2022 and December 31, 2021, respectively.
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

HVF III Series 2022-1 Notes: In January 2022, Hertz issued the Series 2022-1 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $750 million. At the time of issuance, Hertz, an affiliate of HVF III, purchased the Class D Notes in an aggregate principal amount of $98 million which were subsequently sold to third parties in July and August 2022.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
HVF III Series 2022-2 Notes: In January 2022, Hertz issued the Series 2022-2 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $750 million.

HVF III Series 2022-3 Notes: In March 2022, Hertz issued the Series 2022-3 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $383 million. At the time of issuance, Hertz purchased the Class D Notes in an aggregate principal amount of $50 million which were subsequently sold to third parties in July 2022.

HVF III Series 2022-4 Notes: In March 2022, Hertz issued the Series 2022-4 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $667 million. At the time of issuance, Hertz purchased the Class D Notes in an aggregate principal of $87 million which were subsequently sold to third parties in August 2022.

HVF III Series 2022-5 Notes: In March 2022, Hertz issued the Series 2022-5 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $364 million.

There is subordination within each of the preceding series based on class.

HVF III Various Series 2022 Class D Notes: At the time of the respective HVF III initial offerings disclosed above, Hertz purchased the Class D Notes. Accordingly, the related principal amounts below are eliminated in consolidation as of September 30, 2022.

(In millions)	Aggregate Principal Amount
HVF III Series 2022-2 Class D Notes	98
HVF III Series 2022-5 Class D Notes	47
Total	$145

Vehicle Debt-Other

Repurchase Facility

In June 2022, Hertz entered into a repurchase agreement related to the outstanding HVF III Series 2022 Class D Notes (the "Repurchase Facility"), whereby Hertz may sell the HVF III Series 2022 Class D Notes to the Repurchase Facility counterparty and repurchase such notes from time to time. Transactions occurring under the Repurchase Facility are based on mutually agreeable terms and prevailing rates. As of September 30, 2022, transactions totaling $85 million were outstanding under the Repurchase Facility and such transactions bear interest at a rate of SOFR plus 185 basis points and have a 30-day tenor.

Australian Securitization

In January 2022, the Australian Securitization was amended to increase the aggregate maximum borrowings to AUD250 million and to extend the maturity to April 2024.

New Zealand RCF

In April 2022, Hertz New Zealand Holdings Limited, an indirect, wholly-owned subsidiary of Hertz, amended its credit agreement to extend the maturity to June 2024.

In October 2022, Hertz New Zealand Holdings Limited amended its credit agreement to provide for aggregate maximum borrowings up to NZD$85 million, for a seasonal commitment period through March 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to NZD$60 million.

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

In July 2022, Hertz U.K. Limited amended the U.K. Toyota Financing Facility to increase aggregate maximum borrowings from £25 million to £42 million and extended the maturity to June 2023.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following facilities were available to the Company as of September 30, 2022 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$1,572	$1,572
Total Non-Vehicle Debt	1,572	1,572
Vehicle Debt
HVF III Series 2021-A	1,897	—
European ABS	159	—
Hertz Canadian Securitization	11	—
Australian Securitization	5	—
U.K. Financing Facility	9	—
U.K. Toyota Financing Facility	2	—
Total Vehicle Debt	2,083	—
Total	$3,655	$1,572

Letters of Credit

As of September 30, 2022, there were outstanding standby letters of credit totaling $633 million comprised primarily of $245 million issued under the term loan "C" facility (the "Term C Loan") and $373 million issued under the First Lien RCF. As of September 30, 2022, no capacity remains to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to support the Company's insurance programs and to provide credit enhancement for the Company's asset-backed securitization facilities, as well as to support the Company's vehicle rental concessions and leaseholds. As of September 30, 2022, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of September 30, 2022 and December 31, 2021, IFF No. 2 had total assets of $952 million and $734 million, respectively, comprised primarily of intercompany receivables, and total liabilities of $951 million and $733 million, respectively, comprised primarily of debt.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Covenant Compliance

The First Lien RCF credit agreement (the "First Lien Credit Agreement") requires Hertz to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. This financial covenant was effective beginning in the third quarter of 2021. As of September 30, 2022, Hertz was in compliance with the First Lien Ratio.

In addition to the financial covenant, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interest for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, restrictions on the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of September 30, 2022, the Company was in compliance with all covenants in the First Lien Credit Agreement.

Note 6—Leases

The Company enters into certain agreements as a lessor under which it rents vehicles and leases fleets to customers. The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Operating lease income from vehicle rentals	$2,368	$2,122	$6,315	$5,018
Operating lease income from fleet leasing	—	—	—	149
Variable operating lease income	58	47	159	87
Revenue accounted for under Topic 842	2,426	2,169	6,474	5,254
Revenue accounted for under Topic 606	70	57	176	133
Total revenues	$2,496	$2,226	$6,650	$5,387

Note 7—Income Tax (Provision) Benefit

Hertz Global

For the three months ended September 30, 2022, Hertz Global recorded a tax provision of $70 million which resulted in an effective tax rate of 11%. For the three months ended September 30, 2021, Hertz Global recorded a tax provision of $160 million, which resulted in an effective tax rate of 21%.

The change in tax in the three months ended September 30, 2022 compared to 2021 is driven by the release of state valuation allowances in 2022, the non-taxable change in fair value of the Public Warrants, and reduced income before income taxes.

For the nine months ended September 30, 2022, Hertz Global recorded a tax provision of $379 million which resulted in an effective tax rate of 16%. For the nine months ended September 30, 2021, Hertz Global recorded a tax provision of $193 million, which resulted in an effective tax rate of 23%.

The change in tax in the nine months of 2022 compared to 2021 is driven by improvements in Hertz Global’s financial performance, as well as the impact of changes to state and foreign valuation allowances, the non-taxable change in fair value of the Public Warrants, non-deductible bankruptcy costs incurred in 2021, and tax benefits associated with the restructuring in Europe recognized in 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

As of September 30, 2022, the Company has approximately $670 million gross, or $141 million U.S. federal tax effected, of capital loss carryforward relating to a European restructuring for which a full valuation allowance is recorded. The Company filed a request for a pre-filing agreement with the Internal Revenue Service ("IRS") in December 2021, to determine whether the capital loss on the European restructuring qualifies as an ordinary loss. In May of 2022, the IRS began a review of the character of the loss on the European restructuring and their review is ongoing. A favorable outcome from this proceeding could result in a full or partial release of the valuation allowance.

On August 16, 2022, the Inflation Reduction Act (IRA) of 2022 was enacted into law. It includes a 15% corporate alternative minimum tax and a 1% excise tax on corporate stock buybacks, both of which are effective after December 31, 2022. The Company does not currently anticipate a material impact to its results of operations, cash flows or financial position related to these provisions. The IRA also included income tax incentives associated with electric vehicles purchased after December 31, 2022. We are expecting the U.S. Treasury to issue additional guidance related to these incentives and will complete our analysis of the potential impact to the company as additional guidance is published.

Hertz

For the three months ended September 30, 2022, Hertz recorded a tax provision of $71 million which resulted in an effective tax rate of 12%. For the three months ended September 30, 2021, the Company recorded a tax provision of $156 million, which resulted in an effective tax rate of 21%.

The change in tax in the three months ended September 30, 2022 compared to 2021 is driven by the release of state valuation allowances in 2022 and reduced income before income taxes.

For the nine months ended September 30, 2022, Hertz recorded a tax provision of $379 million which resulted in an effective tax rate of 22%. For the nine months ended September 30, 2021, the Company recorded a tax provision of $189 million, which resulted in an effective tax rate of 20%.

The change in tax in the nine months of 2022 compared to 2021 is driven by improvements in Hertz’s financial performance, as well as tax benefits associated with the restructuring in Europe recognized in 2021, the impact of changes to state and foreign valuation allowances, and non-deductible bankruptcy costs incurred in 2021.

As of September 30, 2022, the Company has approximately $670 million gross, or $141 million U.S. federal tax effected, of capital loss carryforward relating to a European restructuring for which a full valuation allowance is recorded. The Company filed a request for a pre-filing agreement with the Internal Revenue Service ("IRS") in December 2021, to determine whether the capital loss on the European restructuring qualifies as an ordinary loss. In May of 2022, the IRS began a review of the character of the loss on the European restructuring and their review is ongoing. A favorable outcome from this proceeding could result in a full or partial release of the valuation allowance.

On August 16, 2022, the Inflation Reduction Act (IRA) of 2022 was enacted into law. It includes a 15% corporate alternative minimum tax and a 1% excise tax on corporate stock buybacks, both of which are effective after December 31, 2022. The Company does not currently anticipate a material impact to its results of operations, cash flows or financial position related to these provisions. The IRA also included income tax incentives associated with electric vehicles purchased after December 31, 2022. We are expecting the U.S. Treasury to issue additional guidance related to these incentives and will complete our analysis of the potential impact to the company as additional guidance is published.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 8— Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

During the three and nine months ended September 30, 2022, 40,815 and 230,705 Public Warrants were exercised, respectively, of which 4,897 and 51,547, respectively, were cashless exercises and 35,918 and 179,158, respectively, were exercised for $13.80 per share. As of September 30, 2022, a cumulative 6,270,985 Public Warrants have been exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. See Note 11, "Fair Value Measurements."

Share Repurchase Programs for Common Stock

In November 2021, Hertz Global's Board of Directors approved a share repurchase program (the "2021 Share Repurchase Program") that authorized the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the second quarter of 2022, the Company completed the 2021 Share Repurchase Program. Between January 1, 2022 and June 30, 2022, a total of 80,677,021 shares of Hertz Global's common stock were repurchased at an average share price of $19.74 for an aggregate purchase price of $1.6 billion. A total of 97,783,047 shares of Hertz Global common stock were repurchased since the inception of this program for an aggregate purchase price of $2.0 billion. These amounts are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of September 30, 2022.

In June 2022, Hertz Global's Board of Directors approved a new share repurchase program (the "2022 Share Repurchase Program") that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the three months ended September 30, 2022, a total of 27,232,916 shares of Hertz Global's common stock were repurchased under this program at an average share price of $18.36 for an aggregate purchase price of $500 million. As of September 30, 2022, a total of 28,440,846 shares of Hertz Global's common stock have been repurchased since the inception of the 2022 Share Repurchase Program for an aggregate purchase price of $520 million. These amounts are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of September 30, 2022. Between October 1, 2022 and October 20, 2022, a total of 7,273,263 shares of Hertz Global's common stock were repurchased at an average share price of $16.91 for an aggregate purchase price of $123 million.

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

For the three and nine months ended September 30, 2022, the diluted weighted-average shares outstanding included the dilutive impact of Public Warrants where the Company assumed share settlement of the Public Warrants as of the beginning of the reporting period. Additionally, the Company removes the change in fair value of Public Warrants when computing diluted earnings (loss) per common share, when the impact of Public Warrants is dilutive.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)(1)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Hertz Global	$577	$605	$1,943	$626
Series A Preferred Stock(2)	—	(34)	—	(34)
Net income (loss) available to Hertz Global common stockholders, basic	$577	$571	$1,943	$592
Change in fair value of Public Warrants	(73)	(16)	(584)	(16)
Net income (loss) available to Hertz Global common stockholders, diluted	$503	$555	$1,359	$576
Denominator:
Basic weighted-average common shares outstanding	355	471	395	264
Dilutive effect of stock options, RSUs and PSUs	2	—	1	—
Dilutive effect of Public Warrants	22	19	25	6
Diluted weighted-average shares outstanding	379	490	421	270
Antidilutive stock options, RSUs and PSUs	8	—	6	—
Total antidilutive	8	—	6	—
Earnings (loss) per common share:
Basic	$1.62	$1.21	$4.92	$2.25
Diluted	$1.33	$1.13	$3.22	$2.14
(1)    The table above is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands, and as a result, may not agree to the amounts shown in the table when calculated in millions.
(2)    Undeclared dividends on each share of Series A Preferred Stock were accumulated at a rate of 9% per annum, on the basis of a 365 day year.

Note 9—Stock-Based Compensation

During the fourth quarter of 2021, Hertz Global's Board of Directors approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of September 30, 2022, 41,873,636 shares of the Company's common stock are authorized and remain available for future grants under the 2021 Omnibus Plan. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

During the three and nine months ended September 30, 2022, compensation expense of $32 million, net of $2 million tax benefit, and $95 million, net of $6 million tax benefit, respectively, was recognized for grants under the 2021 Omnibus Plan and recorded in selling, general and administrative expense in the accompanying unaudited condensed consolidated income statement. As of September 30, 2022, there was $250 million of total unrecognized compensation cost expected to be recognized over the remaining 2.2 years, on a weighted average basis, of the requisite service period that began on the grant dates.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Stock Options

A summary of stock option activity for the nine months ended September 30, 2022 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2021	3,678,855	$26.17	9.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(458,360)	26.17	—	—
Outstanding as of September 30, 2022	3,220,495	—	8.6	—
Exercisable as of September 30, 2022	(133,840)	26.17	0.7	—
Non-vested as of September 30, 2022	3,086,655

Performance Stock Units ("PSUs")

A summary of the PSU activity for the nine months ended September 30, 2022 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2021	—	$—	$—
Granted	9,989,839	17.72	—
Vested	—	—	—
Forfeited or Expired	(31,098)	22.02	—
Outstanding as of September 30, 2022	9,958,741	17.71	162

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity for the nine months ended September 30, 2022 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of December 31, 2021	1,726,286	$26.17	$43
Granted	3,932,818	20.01	—
Vested	(573,423)	26.17	—
Forfeited or Expired	(186,175)	24.78	—
Outstanding as of September 30, 2022	4,899,506	21.28	80

Additional information pertaining to RSU activity is as follows:

Nine Months Ended September 30,
2022
Total fair value of awards that vested (in millions)	$15
Weighted-average grant-date fair value of awards granted	$20.01

RSU grants issued in 2022 vest ratably over a period of two to four years. RSU grants issued in 2021 vest ratably over a period of three years.

Deferred Stock Units

As of September 30, 2022, there were approximately 58,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

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

None of the Company's financial instruments have been designated as hedging instruments as of September 30, 2022 and December 31, 2021.

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

Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
(In millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Interest rate instruments	$145	$12	$—	$—
Foreign currency forward contracts	4	1	2	2
Total	$149	$13	$2	$2
(1)     All asset derivatives are recorded in prepaid expenses and other assets and all liability derivatives are recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2022	2021	2022	2021
Interest rate instruments(1)	Vehicle interest expense, net	$54	$—	$119	$(3)
Foreign currency forward contracts	Other (income) expense, net	8	—	6	—
Total		$62	$—	$125	$(3)
(1)    For the nine months ended September 30, 2021, gains and (losses) on interest rate instruments were recorded in selling, general and administrative expense in the accompanying unaudited condensed consolidated income statement.

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

	September 30, 2022		December 31, 2021
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt	$3,041	$2,620	$3,055	$3,065
Vehicle Debt	10,165	9,465	7,954	7,908
Total	$13,206	$12,085	$11,009	$10,973

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's cash equivalents, restricted cash equivalents and Public Warrants that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	September 30, 2022				December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$791	$—	$—	$791	$1,678	$—	$—	$1,678
Liabilities:
Public Warrants	$737	$—	$—	$737	$1,324	$—	$—	$1,324

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

Public Warrants

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price, a Level 1 input of the fair value hierarchy. For the three and nine months ended September 30, 2022, the fair value adjustments were gains of $73 million and $584 million, respectively, and are recorded in change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statements of operations for Hertz Global for the three and nine months ended September 30, 2022.

Financial Instruments

The fair value of the Company's financial instruments as of September 30, 2022 and December 31, 2021 are disclosed in Note 10, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 12—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of September 30, 2022 and December 31, 2021, the Company's liability recorded for self-insured liabilities was $484 million and $463 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the three and nine months ended September 30, 2022 or the period after September 30, 2022, but before the filing of this Quarterly Report.

Make-Whole and Post-Petition Interest Claims - On July 1, 2021, Wells Fargo Bank, N.A., in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes"), and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Notes”), filed a complaint (the “Complaint”) against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this summary as “Defendants”). The filing of the Complaint initiated the adversary proceeding captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et al. pending in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 21-50995 (MFW). The Complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that they assert total $271,684,720 plus interest at the contractual default rate or, in the alternative, are entitled to payment of post-petition interest at a contractual rate that they assert totals $124,512,653 plus interest. On August 2, 2021, the Defendants filed a motion to dismiss Wells Fargo's claims. On December 22, 2021, the Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 and 2024 Notes and (ii) post-petition interest at the contract rate. Wells Fargo’s claims for a redemption premium with respect to the 2026 and 2028 Senior Notes remain. Note holders that elected to participate in the rights offering held in June 2021 (the "2021 Rights Offering") waived their right to collect on the redemption premium. Therefore, since some of the 2026 and 2028 note holders elected to participate in the 2021 Rights Offering, the total amount which may be owed with respect to the asserted redemption premium for those series of notes will be reduced. On February 25, 2022, the Defendants answered the Complaint. Thereafter, discovery commenced and is now complete. The parties submitted cross-motions for summary judgment and oral argument on those motions is currently scheduled for November 9, 2022. The Defendants intend to continue to vigorously defend against the claims in this matter. The Company cannot predict the outcome or timing of this litigation.

Claims Related to Alleged False Arrests - As a large company, we are subject to various proceedings, lawsuits, disputes, inquiries, and claims arising in the ordinary course of our business. One group of claims involves allegations that the police detained or arrested individuals in error after the Company reported rental cars as stolen. These claims first arose from actions allegedly taken by the Company prior to its emergence from bankruptcy

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
reorganization; some claims allege post-emergence behavior by the Company. Claims are being advanced in the U.S. Bankruptcy Court for the District of Delaware, Adv. Pro. No. 20-11247 (MFW) and state courts in Delaware, Flannery, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-07-100 and Okoasia, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-09-531, Pennsylvania, Lovelace, et al. v. Hertz Global Holdings, Inc., et al., Case No. 220801729, and Florida, Lizasoain, et al. v. Hertz Global Holdings, Inc., et al., Case No. 2022-015316-CA-1. The majority of these claims involve vehicles that were not timely returned to the Company after their contracted return date. These claims have been the subject of press coverage and the Company has received inquiries on the matter from certain members of government. The Company has policies to help ensure the proper treatment of its customers and to seek to protect itself against the theft of its services or assets; the Company has been vigorously defending itself against these claims. While the Company has made settlement offers to certain individuals in connection with these matters, it believes that the ultimate resolution will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Relatedly, in May 2022, the Company filed a complaint against several of its insurers seeking a determination of its rights under its commercial general liability, and directors and officers liability, insurance policies for these alleged claims in a declaratory judgment action pending in Delaware Superior Court, Hertz Global Holdings, Inc., et al. v. ACE American Insurance Co., et al., C.A. No. N22C-05-130 MMJ (CCLD).

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

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in the U.S. District Court for the District of New Jersey against former executives Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court in Florida against former executive Scott Sider on March 28, 2019. The complaints predominantly alleged breach of contract and sought repayment of incentive-based compensation received by the defendants in connection with restatements included in the former Hertz Global Holdings, Inc. ("Old Hertz Holdings") Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The complaints also sought recovery for the costs of an SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. In October 2019, the Company entered into a confidential settlement agreement with Elyse Douglas and, on April 14, 2021, the Bankruptcy Court approved a Settlement Agreement between the Company and Scott Sider, closing the Florida action. Additionally, on December 29, 2021, the Company entered into a confidential settlement agreement with Jeff Zimmerman, leaving Mark Frissora as the sole remaining defendant in the New Jersey action. Fact and expert discovery have been completed and competing dispositive motions were due by October 14, 2022. Pursuant to the agreements governing the separation of Herc Holdings Inc. from Hertz Global that occurred on June 30, 2016, Herc Holdings Inc. is entitled to 15% of the net proceeds of any repayment or recovery from these cases.

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

Note 13—Related Party Transactions

Transactions and Agreements between Hertz Holdings and Hertz

In May 2021, upon expiration of a loan originated in May 2020 between Hertz Holdings and Hertz, Hertz entered into a new master loan agreement with Hertz Holdings for a facility size of $25 million with an expiration in May 2022 (the "2021 Master Loan"). The interest rate was based on the U.S. Dollar LIBOR rate plus a margin. The 2021 Master Loan expired according to its terms in May 2022 with no outstanding balance.

767 Auto Leasing LLC

In January 2018, Hertz entered into a Master Motor Vehicle Lease and Management Agreement (the “767 Lease Agreement”) pursuant to which Hertz granted 767 Auto Leasing LLC (“767”), an entity affiliated with a related party until May 2020, the option to acquire certain vehicles from Hertz. During the three and nine months ended September 30, 2021, 767 distributed $10 million and $25 million, respectively, to American Entertainment Properties Corp. along with the return of certain vehicles. The 767 Lease Agreement was terminated effective October 31, 2021. Prior to the termination of the 767 Lease Agreement, the Company determined that it was the primary beneficiary of 767 due to its power to direct the activities of 767 that most significantly impacted 767's economic performance and the Company's obligation to absorb 25% of 767's gains/losses and, accordingly, 767 was consolidated by the Company as a VIE.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Revenues
Americas RAC	$2,042	$1,914	$5,573	$4,524
International RAC	454	312	1,077	727
Total reportable segments	2,496	2,226	6,650	5,251
All other operations(1)	—	—	—	136
Total Hertz Global and Hertz	$2,496	$2,226	$6,650	$5,387
Depreciation of revenue earning vehicles and lease charges, net
Americas RAC	$252	$24	$220	$314
International RAC	42	37	121	106
Total Hertz Global and Hertz	$294	$61	$341	$420
Adjusted EBITDA
Americas RAC	$564	$830	$1,975	$1,520
International RAC	150	78	269	69
Total reportable segments	714	908	2,244	1,589
All other operations(1)	—	—	—	13
Corporate	(96)	(48)	(248)	(100)
Total Hertz Global and Hertz	$618	$860	$1,996	$1,502
(1)    Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	As of
(In millions)	September 30, 2022	December 31, 2021
Revenue earning vehicles, net
Americas RAC	$10,373	$7,897
International RAC	1,650	1,329
Total Hertz Global and Hertz	$12,023	$9,226
Total assets
Americas RAC	$16,743	$14,352
International RAC	3,267	2,978
Total reportable segments	20,010	17,330
Corporate	1,684	2,453
Total Hertz Global(1)	21,694	19,783
Corporate - Hertz	(1)	(3)
Total Hertz(1)	$21,693	$19,780
(1)    The consolidated total assets of Hertz Global and Hertz as of September 30, 2022 and December 31, 2021 include total assets of VIEs of $952 million and $734 million, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.

Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Adjusted EBITDA:
Americas RAC	$564	$830	$1,975	$1,520
International RAC	150	78	269	69
Total reportable segments	714	908	2,244	1,589
All other operations(1)	—	—	—	13
Corporate(2)	(96)	(48)	(248)	(100)
Total Hertz Global	618	860	1,996	1,502
Adjustments:
Non-vehicle depreciation and amortization	(36)	(49)	(105)	(153)
Non-vehicle debt interest, net(3)	(43)	(22)	(123)	(157)
Vehicle debt-related charges(4)	(9)	(8)	(25)	(62)
Restructuring and restructuring related charges(5)	(8)	(22)	(29)	(72)
Reorganization items, net(6)	—	—	—	(677)
Pre-reorganization charges and non-debtor financing charges(7)	—	(1)	—	(41)
Gain from the Donlen Sale(8)	—	—	—	400
Change in fair value of Public Warrants(9)	73	16	584	16
Unrealized gains (losses) on financial instruments(10)	55	1	120	1
Other items(11)	(3)	(7)	(96)	63
Income (loss) before income taxes	$647	$768	$2,322	$820

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Adjusted EBITDA:
Americas RAC	$564	$830	$1,975	$1,520
International RAC	150	78	269	69
Total reportable segments	714	908	2,244	1,589
All other operations(1)	—	—	—	13
Corporate(2)	(96)	(48)	(248)	(100)
Total Hertz	618	860	1,996	1,502
Adjustments:
Non-vehicle depreciation and amortization	(36)	(49)	(105)	(153)
Non-vehicle debt interest, net(3)	(43)	(22)	(123)	(157)
Vehicle debt-related charges(4)	(9)	(8)	(25)	(62)
Restructuring and restructuring related charges(5)	(8)	(22)	(29)	(72)
Reorganization items, net(6)	—	—	—	(513)
Pre-reorganization charges and non-debtor financing charges(7)	—	(1)	—	(41)
Gain from the Donlen Sale(8)	—	—	—	400
Unrealized gains (losses) on financial instruments(10)	55	1	120	1
Other items(11)	(3)	(7)	(96)	63
Income (loss) before income taxes	$574	$752	$1,738	$968

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
(10)Represents unrealized gains (losses) on derivative financial instruments. See Note 10, "Financial Instruments."
(11)Represents miscellaneous items. For the three and nine months ended September 30, 2022, primarily includes bankruptcy claims, certain professional fees and charges related to the settlement of bankruptcy claims and certain non-cash stock-based compensation charges recorded in the first half of the year. For the three and nine months ended September 30, 2021, includes $100 million associated with the suspension of depreciation during the first quarter for the Donlen business while classified as held for sale, partially offset by letter of credit fees recorded in the first half of the year and charges for a multiemployer pension plan withdrawal liability recorded in the first quarter.

Note 15—Reorganization Items, Net

The Debtors incurred incremental costs as a result of the Chapter 11 Cases and settlement of liabilities under the Plan of Reorganization which were recorded as reorganization items, net in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following tables summarize reorganization items, net:

Hertz Global

(In millions)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Professional fees and other bankruptcy related costs	$—	$257
Loss on extinguishment of debt(1)	—	191
Backstop fee	—	164
Breakup fee(2)	—	77
Contract settlements	—	25
Cancellation of share-based compensation grants(3)	—	(10)
Net gain on settlement of liabilities subject to compromise	—	(22)
Other, net	—	(5)
Reorganization items, net	$—	$677

Hertz

(In millions)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Professional fees and other bankruptcy related costs	$—	$257
Loss on extinguishment of debt(1)	—	191
Breakup fee(2)	—	77
Contract settlements	—	25
Cancellation of share-based compensation grants(3)	—	(10)
Net gain on settlement of liabilities subject to compromise	—	(22)
Other, net	—	(5)
Reorganization items, net	$—	$513

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

As of December 31, 2021, $25 million was recorded in accounts payable in the accompanying unaudited condensed consolidated balance sheet, which was paid through the claim settlement process during the first half of 2022. Cash payments during the nine months ended September 30, 2021 were $485 million.

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

This MD&A should be read in conjunction with the MD&A presented in our 2021 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Our Business

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. Also, the global semiconductor microchip manufacturing shortage (the "Chip Shortage") and other supply chain constraints may continue to have an impact on our business. We continue to balance our mix of non-program and program vehicles based on market conditions, including residual values. Our business requires significant expenditures for vehicles, and as such, we require substantial liquidity to finance such expenditures.

Our strategy is focused on excellence in execution of our rental operations, electrification of the fleet, shared mobility, connected cars and exiting vehicles from the fleet directly to consumers. Our revenues are primarily derived from rental and related charges and consist of worldwide vehicle rental revenues from all company-operated vehicle rental operations and charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling of vehicles and revenues associated with value-added services, including the sale of loss or collision damage waivers, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and other products and fees. Also included are ancillary revenues associated with retail vehicle sales and certain royalty fees from our franchisees (such fees are approximately 2% of total revenues each period).

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

Impact of COVID-19 on our Business Environment

In March 2020, the World Health Organization declared COVID-19 a pandemic, affecting multiple global regions. In an effort to halt the spread of COVID-19, many governments around the world placed significant restrictions on travel. As a result, on May 22, 2020, Hertz Global, Hertz and certain of their direct and indirect subsidiaries in the U.S. and Canada (the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Court. On

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

June 10, 2021, the Plan of Reorganization was confirmed by the Bankruptcy Court and on June 30, 2021, the Plan of Reorganization became effective and the Debtors emerged from Chapter 11.

Beginning in the second half of 2021, and continuing into 2022, many government-imposed restrictions have been lifted or eased, and travel, particularly domestic leisure travel, has experienced a strong rebound. However, there remains continued uncertainty about the duration of the COVID-19 pandemic and its variants, including the impact of the continuing Chip Shortage and other supply chain constraints.

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

Three Months Ended September 30, 2022 Operating Overview

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

The following charts provide the period-over-period change for several key factors influencing our results for the three and nine months ended September 30, 2022 and 2021.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ In millions)	2022	2021		2022	2021
Total revenues	$2,496	$2,226	12%	$6,650	$5,387	23%
Direct vehicle and operating expenses	1,282	1,131	13	3,534	2,855	24
Depreciation of revenue earning vehicles and lease charges, net	294	61	NM	341	420	(19)
Non-vehicle depreciation and amortization	36	49	(26)	105	153	(31)
Selling, general and administrative expenses	246	177	39	738	498	48
Interest expense, net:
Vehicle	27	41	(36)	77	243	(68)
Non-vehicle	43	22	NM	123	157	(22)
Total interest expense, net	70	63	11	200	400	(50)
Other (income) expense, net	(6)	(7)	(15)	(6)	(20)	(71)
Reorganization items, net	—	—	NM	—	513	(100)
(Gain) from the sale of a business	—	—	NM	—	(400)	(100)
Income (loss) before income taxes	574	752	(24)	1,738	968	80
Income tax (provision) benefit	(71)	(156)	(54)	(379)	(189)	100
Net income (loss)	503	596	(16)	1,359	779	74
Net (income) loss attributable to noncontrolling interests	—	(3)	(100)	—	(1)	(100)
Net income (loss) attributable to Hertz	$503	$593	(15)	$1,359	$778	75
Adjusted Corporate EBITDA(a)	$618	$860	(28)	$1,996	$1,502	33
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Total revenues increased $270 million in the third quarter of 2022 compared to 2021 due primarily to increased travel demand. Total revenues increased $142 million and $128 million in our International RAC and Americas RAC segments, respectively. Excluding an unfavorable $64 million fx impact, revenues for our International RAC segment increased $207 million due primarily to higher pricing and volume. Americas RAC revenues increased due primarily to higher volume.

DOE increased $151 million in the third quarter of 2022 compared to 2021 due primarily to an increase of $117 million and $33 million in our Americas RAC and International RAC segments, respectively. DOE in our Americas RAC segment increased due primarily to fleet-related costs incurred to address high out of service levels. Excluding an unfavorable $31 million fx impact, DOE in our International RAC segment increased $63 million due primarily to higher volume.

Depreciation of revenue earning vehicles and lease charges, net increased $233 million in the third quarter of 2022 compared to 2021 of which $228 million can be attributed to our Americas RAC segment and is due primarily to higher vehicle acquisition costs, partially offset by increased gains recognized on vehicle dispositions.

SG&A increased $69 million in the third quarter of 2022 compared to 2021 due primarily to non-cash stock-based compensation costs in our corporate operations and increased advertising spend and personnel costs in our Americas RAC and International RAC segments.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle interest expense, net decreased $15 million in the third quarter of 2022 compared to 2021 due primarily to $51 million of unrealized gains on interest rate caps primarily in our Americas RAC segment, partially offset by higher debt levels resulting from the issuance of the HVF III 2022 Series Notes and higher benchmark rates.

Non-vehicle interest expense, net increased $22 million in the third quarter of 2022 compared to 2021 due primarily to higher debt levels resulting from the issuance of the Senior Notes Due 2026 and Senior Notes Due 2029 in the fourth quarter of 2021 and higher benchmark rates.

For the three months ended September 30, 2022, we recorded a tax provision of $71 million which resulted in an effective tax rate of 12%. For the three months ended September 30, 2021, we recorded a tax provision of $156 million, which resulted in an effective tax rate of 21%. The change in tax in the three months ended September 30, 2022 compared to 2021 is driven by the release of state valuation allowances in 2022 and reduced income before income taxes.

Nine months ended September 30, 2022 Compared with Nine months ended September 30, 2021

Total revenues increased $1.3 billion in the nine months ended September 30, 2022 compared to 2021 due primarily to an increase of $1.0 billion and $350 million in our Americas RAC and International RAC segments, respectively, partially offset by a decrease of $136 million in All other operations. Revenues for our Americas RAC segment increased due primarily to higher volume and pricing. Excluding an unfavorable $122 million fx impact, revenues for our International RAC segment increased $472 million resulting from higher pricing and volume. All other operations decreased due to the Donlen Sale in the first quarter of 2021.

DOE increased $678 million in the nine months ended September 30, 2022 compared to 2021 due primarily to an increase of $587 million and $103 million in our Americas RAC and International RAC segments, respectively, partially offset by a decrease of $6 million in our corporate operations. The increase in Americas RAC DOE was due primarily to higher personnel costs as well as fleet-related costs driven by higher volume and fleet age. Excluding an unfavorable $64 million fx impact DOE for International RAC increased $167 million due to higher volume driven by increased travel demand. The decrease in our corporate operations was due primarily to lower personnel costs.

Depreciation of revenue earning vehicles and lease charges decreased $79 million in the nine months ended September 30, 2022 compared to 2021 largely driven by our Americas RAC segment. The decrease of $94 million in our Americas RAC segment was due primarily to gains recognized on increased vehicle dispositions.

SG&A increased $240 million in the nine months ended September 30, 2022 compared to 2021 due primarily to non-cash stock-based compensation costs and bankruptcy claims in our corporate operations, increased advertising spend in our Americas RAC and International RAC segments, increased facility costs in our International RAC segment and increased personnel costs in our Americas RAC segment.

Vehicle interest expense, net decreased $166 million in the nine months ended September 30, 2022 compared to 2021 due primarily to $118 million of unrealized gains on interest rate caps primarily in our Americas RAC segment, partially offset by higher debt levels primarily in our Americas RAC segment and higher benchmark rates.
Non-vehicle interest expense, net decreased $34 million in the nine months ended September 30, 2022 compared to 2021 due primarily to lower average rates partially offset by higher benchmark rates and higher debt levels.

We had other income of $6 million in the nine months ended September 30, 2022 due primarily to realized gains on foreign currency derivative instruments. We had other income of $20 million in the nine months ended September 30, 2021 due in part to the gain on the sales of certain franchises in our Americas RAC segment and income from an equity investment in our corporate operations.

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

For the nine months ended September 30, 2022, we recorded a tax provision of $379 million which resulted in an effective tax rate of 22%. For the nine months ended September 30, 2021, we recorded a tax provision of $189 million, which resulted in an effective tax rate of 20%. The change in tax in the nine months ended September 30, 2022 compared to 2021 is driven by improvements in our financial performance, as well as tax benefits associated with the restructuring in Europe recognized in 2021, the impact of changes to state and foreign valuation allowances, and non-deductible bankruptcy costs incurred in 2021.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had $73 million and $584 million of income from the change in fair value of Public Warrants that was incremental to Hertz for the third quarter and nine months ended September 30, 2022, respectively. For the third quarter and nine months ended September 30, 2021, Hertz Global had $16 million of income from the change in fair value of Public Warrants that was incremental to Hertz.

Hertz Global also had $164 million of reorganization items, net for the nine months ended September 30, 2021 that was incremental to the amounts shown for Hertz. These amounts represent certain effects from the implementation of the Plan of Reorganization included in Hertz Global's unaudited condensed consolidated statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ In millions, except as noted)	2022	2021		2022	2021
Total revenues	$2,042	$1,914	7%	$5,573	$4,524	23%
Depreciation of revenue earning vehicles and lease charges, net	$252	$24	NM	$220	$314	(30)
Direct vehicle and operating expenses	$1,077	$960	12	$2,982	$2,394	25
Direct vehicle and operating expenses as a percentage of total revenues	53%	50%		54%	53%
Non-vehicle depreciation and amortization	$29	$42	(31)	$85	$130	(34)
Selling, general and administrative expenses	$85	$72	18	$270	$191	42
Selling, general and administrative expenses as a percentage of total revenues	4%	4%		5%	4%
Vehicle interest expense	$31	$34	(8)	$68	$182	(62)
Reorganization items, net	$—	$—	—	$—	$80	(100)
Adjusted EBITDA	$564	$830	(32)	$1,975	$1,520	30
Transaction Days (in thousands)(b)	29,653	27,627	7	84,392	72,870	16
Average Vehicles (in whole units)(f)	425,596	387,368	10	415,110	346,032	20
Average Rentable Vehicles (in whole units)(c)	397,488	372,326	7	390,071	337,597	16
Vehicle Utilization(c)	81%	81%		79%	79%
Total RPD (in dollars)(d)	$68.90	$69.25	(1)	$66.05	$62.06	6
Total RPU Per Month (in whole dollars)(e)	$1,713	$1,713	—	$1,588	$1,488	7
Depreciation Per Unit Per Month (in whole dollars)(f)	$198	$21	NM	$59	$101	(41)
Percentage of program vehicles as of period end	—%	5%		—%	5%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Total Americas RAC revenues increased $128 million in the third quarter of 2022 compared to 2021 due primarily to higher volume. The increase in Transaction Days was driven by volume increases across most leisure and business categories due to increased travel demand. Total RPD in the third quarter of 2022 was largely consistent with 2021. Airport revenues comprised 69% of total revenues for the segment in the third quarter of 2022 compared to 72% the third quarter of 2021.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $228 million in the third quarter of 2022 compared to 2021. Depreciation Per Unit Per Month increased to $198 in the third quarter of 2022 compared to $21 in the third quarter of 2021 due primarily to higher vehicle acquisition costs and lower per unit gains recognized on vehicle dispositions. Average Vehicles increased in the third quarter of 2022 compared to 2021 due to travel demand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for Americas RAC increased $117 million in the third quarter of 2022 compared to 2021 due primarily to higher fleet-related costs incurred to address high out of service levels and higher personnel costs.

SG&A for Americas RAC increased $13 million in the third quarter of 2022 compared to 2021 due primarily to increased advertising spend and personnel costs.

Vehicle interest expense for Americas RAC decreased $3 million in the third quarter of 2022 compared to 2021 due to $43 million of unrealized gains on interest rate caps on the HVF III ABS Notes, partially offset by higher debt levels resulting from the issuance of the HVF III 2022 Series Notes and higher benchmark rates.

Nine months ended September 30, 2022 Compared with Nine months ended September 30, 2021

Total Americas RAC revenues increased $1.0 billion in the nine months ended September 30, 2022 compared to 2021 due primarily to higher volume and pricing. The increase in Transaction Days was driven primarily by volume increases in most leisure categories as travel demand increased. The increase in Total RPD was driven primarily by higher pricing across the industry due to growth in travel demand and industry-wide supply chain constraints on vehicles due in part to the Chip Shortage affecting new vehicle production. Airport revenues comprised 71% of total revenues for the segment in the nine months ended September 30, 2022 as compared to 70% in the nine months ended September 30, 2021.

Depreciation of revenue earning vehicles and lease charges for Americas RAC decreased $94 million in the nine months ended September 30, 2022 compared to 2021. Depreciation Per Unit Per Month in the nine months ended September 30, 2022 decreased to $59 compared to $101 in the nine months ended September 30, 2021, due primarily to gains recognized on increased vehicle dispositions, partially offset by higher vehicle acquisition costs. Average Vehicles increased due to travel demand.

DOE for Americas RAC increased $587 million in the nine months ended September 30, 2022 compared to 2021 due primarily to higher personnel costs as well as fleet-related costs driven by increased volume discussed above and fleet age. During the third quarter of 2022, we incurred higher fleet-related costs to address elevated out of service levels.

SG&A for Americas RAC increased $79 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due primarily to increased advertising spend and personnel costs.

Vehicle interest expense for Americas RAC decreased $114 million in the nine months ended September 30, 2022 compared to 2021 due primarily to $105 million of unrealized gains on interest rate caps on the HVF III ABS Notes and lower benchmark rates resulting from the issuance of the HVF III ABS Notes, partially offset by higher debt levels due to the issuance of the HVF III 2022 Series Notes.

In the nine months ended September 30, 2021, Americas RAC incurred $80 million of net reorganization charges primarily related to the loss on extinguishment of certain vehicle debt resulting from the implementation of the Plan of Reorganization and certain contract-related charges in the first half of 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2022	2021		2022	2021
Total revenues	$454	$312	46%	$1,077	$727	48%
Depreciation of revenue earning vehicles and lease charges, net	$42	$37	13	$121	$106	13
Direct vehicle and operating expenses	$206	$173	19	$554	$452	23
Direct vehicle and operating expenses as a percentage of total revenues	45%	56%		51%	62%
Non-vehicle depreciation and amortization	$3	$3	(3)	$10	$12	(17)
Selling, general and administrative expenses	$53	$27	99	$142	$97	47
Selling, general and administrative expenses as a percentage of total revenues	12%	9%		13%	13%
Vehicle interest expense	$(4)	$8	NM	$9	$49	(81)
Reorganization items, net	$—	$—	—	$—	$12	(100)
Adjusted EBITDA	$150	$78	93	$269	$69	NM
Transaction Days (in thousands)(b)	7,470	5,862	27	18,796	15,153	24
Average Vehicles (in whole units)(f)	107,144	86,124	24	93,976	74,721	26
Average Rentable Vehicles (in whole units)(c)	106,020	84,241	26	93,012	73,066	27
Vehicle Utilization(c)	77%	76%		74%	76%
Total RPD (in dollars)(d)	$67.28	$51.52	31	$60.98	$45.87	33
Total RPU Per Month (in whole dollars)(e)	$1,580	$1,195	32	$1,369	$1,057	30
Depreciation Per Unit Per Month (in whole dollars)(f)	$146	$137	6	$152	$150	1
Percentage of program vehicles as of period end	30%	39%		30%	39%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Total revenues for International RAC increased $142 million in the third quarter of 2022 compared to 2021 due to higher pricing and volume. Excluding an unfavorable $64 million fx impact, revenues increased $207 million due primarily to higher pricing across the industry resulting from growth in travel demand and industry-wide capacity constraints on vehicle supply. The increase in Transaction Days was driven by higher volume due to increased travel demand.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $5 million in the third quarter of 2022 compared to 2021. Excluding an unfavorable $7 million fx impact, depreciation increased $12 million. Average Vehicles for International RAC increased in 2022 due to the easing of fleet purchasing constraints that existed in 2021. Depreciation Per Unit Per Month for International RAC increased to $146 for the third quarter of 2022 compared to $137 for the third quarter of 2021 period due in part to higher vehicle acquisition costs.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for International RAC increased $33 million in the third quarter of 2022 compared to 2021. Excluding an unfavorable $31 million fx impact, DOE increased $63 million due primarily to higher volume driven by the increased travel demand discussed above.

SG&A for International RAC increased $27 million in the third quarter of 2022 compared 2021. Excluding an unfavorable $8 million fx impact, SG&A increased $35 million due primarily to increased personnel costs and advertising spend.

Vehicle interest expense for International RAC decreased $12 million in the third quarter of 2022 compared to 2021 due primarily to $8 million of unrealized gains on interest rate caps.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

Total revenues for International RAC increased $350 million in the nine months ended September 30, 2022 compared to 2021 due primarily to higher pricing and volume. Total RPD increased 33% driven primarily by higher pricing across the industry due to industry-wide constraints on vehicle supply. Transaction Days increased 24% driven primarily by higher volume in most leisure categories due to easing of government-imposed travel restrictions. Excluding an unfavorable $122 million fx impact, revenues increased $472 million.

Depreciation of revenue earning vehicles and lease charges for International RAC increased $14 million in the nine months ended September 30, 2022 compared to 2021. Excluding an unfavorable $14 million fx impact, depreciation increased $29 million. Average Vehicles for International RAC increased in 2022 due to the easing of fleet purchasing constraints that existed in 2021. Depreciation Per Unit Per Month for International RAC was largely consistent for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

DOE for International RAC increased $103 million in the nine months ended September 30, 2022 compared to 2021. Excluding an unfavorable $64 million fx impact, DOE increased $167 million due primarily to higher volume driven by increased travel demand.

SG&A for International RAC increased $45 million in the nine months ended September 30, 2022 compared to 2021. Excluding an unfavorable $17 million fx impact, SG&A increased $62 million due primarily to increased advertising spend and facility costs, partially offset by lower personnel costs.

Vehicle interest expense for International RAC decreased $40 million in the nine months ended September 30, 2022 compared to 2021 due primarily to $13 million of unrealized gains on interest rate caps and lower debt levels.

In the nine months ended September 30, 2021, International RAC incurred $12 million of net reorganization charges primarily related to advisory fees related to debt refinancings and the loss on extinguishment of the European Vehicle Notes resulting from the implementation of the Plan of Reorganization during the first half of 2021.

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
Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income (loss) attributable to Hertz	$503	$593	$1,359	$778
Adjustments:
Income tax provision (benefit)	71	156	379	189
Non-vehicle depreciation and amortization	36	49	105	153
Non-vehicle debt interest, net(1)	43	22	123	157
Vehicle debt-related charges(2)	9	8	25	62
Restructuring and restructuring related charges(3)	8	22	29	72
Reorganization items, net(4)	—	—	—	513
Pre-reorganization and non-debtor financing charges(5)	—	1	—	41
Gain from the Donlen Sale(6)	—	—	—	(400)
Unrealized (gains) losses on financial instruments(7)	(55)	(1)	(120)	(1)
Other items(8)	3	10	96	(62)
Adjusted Corporate EBITDA	$618	$860	$1,996	$1,502
Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income (loss) attributable to Hertz Global	$577	$605	$1,943	$626
Adjustments:
Income tax provision (benefit)	70	160	379	193
Non-vehicle depreciation and amortization	36	49	105	153
Non-vehicle debt interest, net(1)	43	22	123	157
Vehicle debt-related charges(2)	9	8	25	62
Restructuring and restructuring related charges(3)	8	22	29	72
Reorganization items, net(4)	—	—	—	677
Pre-reorganization and non-debtor financing charges(5)	—	1	—	41
Gain from the Donlen Sale(6)	—	—	—	(400)
Unrealized (gains) losses on financial instruments(7)	(55)	(1)	(120)	(1)
Change in fair value of Public Warrants(9)	(73)	(16)	(584)	(16)
Other items(8)	3	10	96	(62)
Adjusted Corporate EBITDA	$618	$860	$1,996	$1,502
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
(8)Represents miscellaneous items. For the three and nine months ended September 30, 2022, primarily includes bankruptcy claims, certain professional fees and charges related to the settlement of bankruptcy claims and certain non-cash stock-based compensation charges recorded in the first half of the year. For the three and nine months ended September 30, 2021, includes $100 million associated with the suspension of depreciation during the first quarter for the Donlen business while classified as held for sale, partially offset by letter of credit fees recorded in the first half of the year and charges for a multiemployer pension plan withdrawal liability recorded in the first quarter.
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

	Americas RAC		International RAC
	Three Months Ended September 30,
	2022	2021	2022	2021
Transaction Days (in thousands)	29,653	27,627	7,470	5,862
Average Rentable Vehicles (in whole units)	397,488	372,326	106,020	84,241
Number of days in period (in whole units)	92	92	92	92
Available Car Days (in thousands)	36,585	34,261	9,754	7,749
Vehicle Utilization	81%	81%	77%	76%

	Americas RAC		International RAC
	Nine Months Ended September 30,
	2022	2021	2022	2021
Transaction Days (in thousands)	84,392	72,870	18,796	15,153
Average Rentable Vehicles (in whole units)	390,071	337,597	93,012	73,066
Number of days in period (in whole units)	273	273	273	273
Available Car Days (in thousands)	106,538	92,261	25,417	19,965
Vehicle Utilization	79%	79%	74%	76%

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

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2022	2021	2022	2021
Revenues	$2,042	$1,914	$454	$312
Foreign currency adjustment(1)	1	(1)	49	(10)
Total Revenues - adjusted for foreign currency	$2,043	$1,913	$503	$302
Transaction Days (in thousands)	29,653	27,627	7,470	5,862
Total RPD (in dollars)	$68.90	$69.25	$67.28	$51.52

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2022	2021	2022	2021
Revenues	$5,573	$4,524	$1,077	$727
Foreign currency adjustment(1)	1	(2)	69	(32)
Total Revenues - adjusted for foreign currency	$5,574	$4,522	$1,146	$695
Transaction Days (in thousands)	84,392	72,870	18,796	15,153
Total RPD (in whole dollars)	$66.05	$62.06	$60.98	$45.87
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

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2022	2021	2022	2021
Total Revenues - adjusted for foreign currency	$2,043	$1,913	$503	$302
Average Rentable Vehicles (in whole units)	397,488	372,326	106,020	84,241
Total revenue per unit (in whole dollars)	$5,140	$5,138	$4,740	$3,585
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,713	$1,713	$1,580	$1,195

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2022	2021	2022	2021
Total Rental Revenues	$5,574	$4,522	$1,146	$695
Average Rentable Vehicles (in whole units)	390,071	337,597	93,012	73,066
Total revenue per unit (in whole dollars)	$14,289	$13,395	$12,323	$9,513
Number of months in period (in whole units)	9	9	9	9
Total RPU Per Month (in whole dollars)	$1,588	$1,488	$1,369	$1,057

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

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2022	2021	2022	2021
Depreciation of revenue earning vehicles and lease charges, net	$252	$24	$42	$37
Foreign currency adjustment(1)	—	—	5	(1)
Adjusted depreciation of revenue earning vehicles and lease charges	$252	$24	$47	$36
Average Vehicles (in whole units)	425,596	387,368	107,144	86,124
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$593	$62	$437	$412
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$198	$21	$146	$137

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2022	2021	2022	2021
Depreciation of revenue earning vehicles and lease charges, net	$220	$314	$121	$106
Foreign currency adjustment(1)	—	1	7	(5)
Adjusted depreciation of revenue earning vehicles and lease charges	$220	$315	$128	$101
Average Vehicles (in whole units)	415,110	346,032	93,976	74,721
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$529	$910	$1,366	$1,351
Number of months in period (in whole units)	9	9	9	9
Depreciation Per Unit Per Month (in whole dollars)	$59	$101	$152	$150
(1)Based on December 31, 2021 foreign currency exchange rates for all periods presented.
LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements, both debt and equity, maintained by us in the U.S. and internationally.

Cash and Cash Equivalents

As of September 30, 2022, we had $1.0 billion of cash and cash equivalents and $502 million of restricted cash and cash equivalents. As of September 30, 2022, $257 million of cash and cash equivalents and $102 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We do not assert permanent reinvestment with respect to our non-U.S. earnings, and if not in the form of loan repayments or subject to favorable tax treaties, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional cash taxes.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz

As of September 30, 2022 and December 31, 2021, Hertz had cash and cash equivalents of $1.0 billion and $2.3 billion, respectively, and restricted cash and cash equivalents of $502 million and $393 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2022	2021	$ Change
Cash provided by (used in):
Operating activities	$2,261	$1,208	$1,053
Investing activities	(3,473)	(2,440)	(1,033)
Financing activities	120	3,170	(3,050)
Effect of exchange rate changes	(50)	(22)	(28)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(1,142)	$1,916	$(3,058)

During the nine months ended September 30, 2022, cash flows from operating activities increased by $1.1 billion period over period due primarily to a $823 million change in net income attributable to Hertz, as adjusted for non-cash and non-operating items, and a $230 million change in working capital accounts. Cash flows from working capital accounts increased due primarily to the reduction of reorganization items and professional fees and the elimination of certain expense prepayment requirements while in Chapter 11, partially offset by the payment of bankruptcy claims in 2022 that had been previously deferred and subject to compromise while in Chapter 11 in 2021.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the nine months ended September 30, 2022, there was a $1.0 billion increase in the cash used in investing activities period over period due primarily to $871 million of net proceeds received from the Donlen Sale in 2021 with no comparable in the 2022 period and a $132 million net increase in cash expenditures primarily resulting from higher acquisition costs as we expanded our fleet in 2022 due to travel demand, partially offset by $54 million related to cash collateral payments, net of returns, for certain outstanding letters of credit upon emergence from bankruptcy in 2021.

Net financing cash inflows were $120 million in the nine months ended September 30, 2022 compared to cash inflows of $3.2 billion in the 2021 period. The $3.1 billion decrease in cash inflows was due in part to a $5.6 billion contribution from Hertz Holdings in 2021 with no comparable in 2022, $2.2 billion of dividends paid to Hertz Holdings to fund share repurchases in 2022, partially offset by $4.5 billion of net proceeds primarily related to the repayment of non-vehicle debt in 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz Global

As of September 30, 2022 and December 31, 2021, Hertz Global had cash and cash equivalents of $1.0 billion and $2.3 billion, respectively, and restricted cash and cash equivalents of $502 million and $393 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2022	2021	$ Change
Cash provided by (used in):
Operating activities	$2,261	$1,208	$1,053
Investing activities	(3,473)	(2,440)	(1,033)
Financing activities	119	3,142	(3,023)
Effect of exchange rate changes	(50)	(22)	(28)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(1,143)	$1,888	$(3,031)

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

In June 2022, Hertz Global's Board of Directors approved the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the three months ended September 30, 2022, a total of 27,232,916 shares of Hertz Global's common stock were repurchased under this program at an average share price of $18.36 for an aggregate purchase price of $500 million. As of September 30, 2022, a total of 28,440,846 shares of Hertz Global's common stock have been repurchased since the inception of the 2022 Share Repurchase Program for an aggregate purchase price of $520 million. Between October 1, 2022 and October 20, 2022, a total of 7,273,263 shares of Hertz Global's common stock were repurchased at an average share price of $16.91 for an aggregate purchase price of $123 million.

Hertz Global funded the share repurchases with available cash and dividend distributions from Hertz.

Debt Financing

Vehicle Debt Financing

In January 2022, HVF III Series 2022-1 Notes were issued in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $750 million. At the time of issuance, Hertz, an affiliate of HVF III, purchased the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Class D Notes in an aggregate principal amount of $98 million which were subsequently sold to third parties in July and August 2022.

In January 2022, HVF III Series 2022-2 Notes were issued in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $750 million. Hertz purchased the Class D Notes, and as a result approximately $98 million of the aggregate principal amount is eliminated in consolidation.

In January 2022, the Australian Securitization was amended to increase the aggregate maximum borrowings to AUD250 million and to extend the maturity to April 2024.

In March 2022, HVF III Series 2022-3 Notes were issued in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $383 million. At the time of issuance, Hertz purchased the Class D Notes in an aggregate principal amount of $50 million, which were subsequently sold to third parties in July 2022.

In March 2022, HVF III Series 2022-4 Notes were issued in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $667 million. At the time of issuance, Hertz purchased the Class D Notes in an aggregate principal amount of $87 million which were subsequently sold in August 2022.

In March 2022, HVF III Series 2022-5 Notes were issued in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $364 million. Hertz purchased the Class D Notes, and as a result approximately $47 million of the aggregate principal amount is eliminated in consolidation.

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

In June 2022, Hertz entered into the Repurchase Facility, whereby Hertz may sell the HVF III Series 2022 Class D Notes to the Repurchase Facility counterparty and repurchase such notes from time to time. Transactions occurring under the Repurchase Facility are based on mutually agreeable terms and prevailing rates. As of September 30, 2022, transactions totaling $85 million were outstanding under the Repurchase Facility and such transactions bear interest at a rate of SOFR plus 185 basis points and have a 30-day tenor.

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

In July 2022, Hertz U.K. Limited amended the U.K. Toyota Financing Facility to increase aggregate maximum borrowings from £25 million to £42 million and extended the maturity to June 2023.

In October 2022, Hertz New Zealand Holdings Limited amended its credit agreement to provide for aggregate maximum borrowings up to NZD$85 million, for a seasonal commitment period through March 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to NZD$60 million.

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

Refer to Note 5, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of September 30, 2022. Cash paid for interest on vehicle debt during the nine months ended September 30, 2022 and 2021 was $151 million and $227 million, respectively. The $76 million decrease in cash paid for vehicle debt interest is due primarily to the payoff and termination of vehicle debt in accordance with the Plan of Reorganization in 2021. Cash paid for interest on non-vehicle debt during the nine months ended September 30, 2022 and 2021 was $97 million and $181 million, respectively. The $84 million decrease in cash paid for non-vehicle debt interest is due primarily to the payoff and termination of non-vehicle debt in accordance with the Plan of Reorganization in 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,006	$2,257
Availability under the First Lien RCF	1,572	925
Corporate liquidity	$2,578	$3,182

Letters of Credit

As of September 30, 2022, there were outstanding standby letters of credit totaling $633 million comprised primarily of $245 million issued under the Term C Loan and $373 million issued under the First Lien RCF. As of September 30, 2022, no capacity remains to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to support our insurance programs and to provide credit enhancement for our asset-backed securitization facilities, as well as to support our vehicle rental concessions and leaseholds. As of September 30, 2022, none of the issued letters of credit have been drawn upon.

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. This financial covenant was effective beginning in the third quarter of 2021. As of September 30, 2022, we were in compliance with the First Lien Ratio.

In addition to the financial covenant, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interest for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of September 30, 2022, we were in compliance with all covenants in the First Lien Credit Agreement.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2022
First Quarter	$(2,985)	$1,471	$(1,514)
Second Quarter	(3,104)	1,416	(1,688)
Third Quarter	(1,764)	1,583	(181)
Total	$(7,853)	$4,470	$(3,383)
2021
First Quarter	$(1,517)	$686	$(831)
Second Quarter	(2,619)	513	(2,106)
Third Quarter	(1,060)	746	(314)
Total	$(5,196)	$1,945	$(3,251)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds:

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2022	2021	$ Change	% Change
Americas RAC	$(2,651)	$(2,704)	$53	(2)
International RAC	(732)	(463)	(269)	58
All other operations(1)	—	(84)	84	(100)
Total	$(3,383)	$(3,251)	$(132)	4
(1)    Substantially comprised of our Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.

Revenue earning vehicle expenditures increased approximately $2.7 billion, or 51%, in the nine months ended September 30, 2022 compared to the 2021 period, primarily in our Americas RAC segment, resulting from higher vehicle acquisition costs. Revenue earning vehicle disposal proceeds increased $2.5 billion for the nine months ended September 30, 2022 compared to the 2021 period resulting from increased vehicle dispositions.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2022
First Quarter	$(30)	$1	$(29)
Second Quarter	(29)	5	(24)
Third Quarter	(45)	4	(41)
Total	$(104)	$10	$(94)
2021
First Quarter	$(9)	$4	$(5)
Second Quarter	(8)	6	(2)
Third Quarter	(24)	7	(17)
Total	$(41)	$17	$(24)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds:

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2022	2021	$ Change	% Change
Americas RAC	$(81)	$(13)	$(68)	NM
International RAC	(8)	(3)	(5)	NM
All other operations(1)	—	(1)	1	(100)
Corporate	(5)	(7)	2	(29)
Total	$(94)	$(24)	$(70)	NM
(1)    Substantially comprised of our Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.
NM - Not meaningful

In the nine months ended September 30, 2022, expenditures for non-vehicle capital assets increased by $63 million compared to the 2021 period, primarily in our Americas RAC segment, resulting from the restart of location refurbishment projects put on hold during the Chapter 11 Cases and electric vehicle charging infrastructure spend in 2022.

CONTRACTUAL OBLIGATIONS

As of September 30, 2022, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7 of our 2021 Form 10-K. Changes to our aggregate indebtedness, including related interest and terms of new issuances, are disclosed in Note 5, "Debt," in Part I, Item 1 of this Quarterly Report.

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
•the impact of macroeconomic conditions resulting in inflationary cost pressures, labor and supply chain constraints, increased vehicle acquisition costs, and reductions in travel demand, among others;
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
•risks relating to tax laws and regulations, or changes in such laws and regulations, that affect our ability to deduct certain business interest expenses and offset previously-deferred tax gains, as well as any adverse determinations or rulings by tax authorities;
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

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 12, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

ITEM 1A.    RISK FACTORS

Part I, Item 1A of our 2021 Form 10-K for the year ended December 31, 2021 includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes in those risk factors, except as listed below:

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides a breakdown of our equity security repurchases during the third quarter of 2022.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of the publicly announced plan or program	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the publicly announced plan or program (In thousands)
Common Stock
July 1 – July 31, 2022	10,856,481	$17.35	10,856,481	$1,791,677
August 1 – August 31, 2022	6,452,041	$20.61	6,452,041	$1,658,684
September 1 – September 30, 2022	9,924,394	$17.99	9,924,394	$1,480,110
Total	27,232,916	$18.36	27,232,916	$1,480,110

In November 2021, Hertz Global's Board of Directors approved the 2021 Share Repurchase Program that authorized the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the second quarter of 2022, the Company completed the 2021 Share Repurchase Program. Between January 1, 2022 and June 30, 2022, a total of 80,677,021 shares of Hertz Global's common stock were repurchased at an average share price of $19.74 for an aggregate purchase price of $1.6 billion. A total of 97,783,047 shares of Hertz

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Global common stock were repurchased since the inception of this program for an aggregate purchase price of $2.0 billion.

In June 2022, Hertz Global's Board of Directors approved the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the three months ended September 30, 2022, a total of 27,232,916 shares were repurchased under this program at an average share price of $18.36 for an aggregate purchase price of $500 million. As of September 30, 2022, a total of 28,440,846 shares of Hertz Global's common stock have been repurchased since the inception of the 2022 Share Repurchase Program for an aggregate purchase price of $520 million.

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

Date:	October 27, 2022	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ KENNY CHEUNG
Kenny Cheung Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

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
* Filed herewith
** Furnished herewith