Form 10-K
period 2022-12-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2023-02-07
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Hertz Global Holdings, Inc.	Common stock	Par value $0.01 per share	HTZ	Nasdaq Global Select
Hertz Global Holdings, Inc.	Warrants to purchase common stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.80 per share, subject to adjustment	HTZWW	Nasdaq Global Select
The Hertz Corporation	None		None	None

Securities registered pursuant to Section 12(g) of the Act:
Hertz Global Holdings, Inc.	None
The Hertz Corporation	None

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Hertz Global Holdings, Inc.    ☒
The Hertz Corporation    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Hertz Global Holdings, Inc.    ☐
The Hertz Corporation    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Hertz Global Holdings, Inc.    ☐
The Hertz Corporation    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Hertz Global Holdings, Inc. as of June 30, 2022, the last business day of the most recently completed second fiscal quarter, based on the closing price of the stock on the Nasdaq Global Select Market on such date was $3.0 billion. There is no market for The Hertz Corporation stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

		Class	Shares Outstanding as of	January 26, 2023
Hertz Global Holdings, Inc.		Common Stock, par value $0.01 per share	322,408,482
The Hertz Corporation	(1)	Common Stock, par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

DOCUMENTS INCORPORATED BY REFERENCE

Hertz Global Holdings, Inc.
Information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to Hertz Global Holdings, Inc.'s definitive proxy statement for its 2023 Annual Meeting of Stockholders. Hertz Global Holdings, Inc. intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after its fiscal year ended December 31, 2022.

The Hertz Corporation	None

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

GLOSSARY OF TERMS

Unless the context otherwise requires in this Annual Report on Form 10-K for the year ended December 31, 2022, we use the following defined terms:
(i)"2022 Annual Report" or "Combined Form 10-K" means this Annual Report on Form 10-K for the year ended December 31, 2022, which combines the annual reports for Hertz Global Holdings, Inc. and The Hertz Corporation into a single filing;

(ii)"2021 Rights Offering" means the Company's rights offering providing for the issuance of common stock in reorganized Hertz Global by Hertz Global's former equity holders, holders of the Company Senior Notes and lenders under the Alternative Letter of Credit Facility and certain equity commitment parties pursuant to their obligations under an equity purchase and commitment agreement, as further described in Note 17, "Equity – Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data" included in this 2022 Annual Report;

(iii)"All other operations" means our former All Other Operations reportable segment which was no longer deemed a reportable segment in the second quarter of 2021 resulting from the sale of our Donlen subsidiary on March 30, 2021;

(iv)"Americas RAC" means our rental car reportable segment established in the second quarter of 2021 consisting of the countries and regions of the U.S., Canada, Latin America and Caribbean;

(v)"Apollo" means Apollo Capital Management L.P. and its affiliates;

(vi)"Bankruptcy Code" means Title 11 of the United States Code, 11 U.S.C. §§ 101-1532;

(vii)"Bankruptcy Court" means the U.S. Bankruptcy Court for the District of Delaware;

(viii)"Board" means the Company's board of directors;

(ix)"Chapter 11" means chapter 11 of the Bankruptcy Code;

(x)"Chapter 11 Cases" means the Chapter 11 cases jointly administered in the Bankruptcy Court under the caption In re The Hertz Corporation, et al., Case No. 20-11218 (MFW);

(xi)"the Code" means the Internal Revenue Code of 1986, as amended;

(xii)"the Company", "we", "our" and "us" mean Hertz Global and Hertz interchangeably;

(xiii)"company-operated" rental locations are those through which we, or an agent of ours, rent vehicles that we own or lease;

(xiv)"concessions" mean licensing or permitting agreements or arrangements granting us the right to conduct our vehicle rental business at airports;

(xv)"COVID-19" means the coronavirus disease declared a global pandemic by the World Health Organization in March 2020;

(xvi)"the Debtors" means Hertz Global, Hertz and their direct and indirect subsidiaries in the U.S. and Canada that filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on May 22, 2020;

i

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

(xvii)"Donlen Sale" means the sale of substantially all assets and certain liabilities of the Company's Donlen subsidiary;

(xviii)"Dollar Thrifty" means Dollar Thrifty Automotive Group, Inc., a consolidated subsidiary of the Company;

(xix)"Effective Date" means June 30, 2021 the date in which the Plan of Reorganization became effective and the Company emerged from Chapter 11;

(xx)"ESG" means environmental, social and governance;

(xxi)"European Vehicle Notes" means the unsecured senior notes entered into by Hertz Holdings Netherlands B.V., which were paid in full and terminated in accordance with the Company's Plan of Reorganization on the Effective Date;

(xxii)"FASB" means the Financial Accounting Standards Board;

(xxiii)"First Lien Credit Agreement" means the credit agreement reorganized Hertz entered into on the Effective Date as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2022 Annual Report;

(xxiv)"First Lien Credit Facilities" means the First Lien RCF and Term Loans, collectively, provided for under the First Lien Credit Agreement as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2022 Annual Report;

(xxv)"First Lien RCF" means the senior secured revolving credit facility in an initial aggregate committed amount of $1.3 billion as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2022 Annual Report;

(xxvi)"Hertz Gold Plus Rewards" means our customer loyalty program and our global expedited rental program;

(xxvii)"Hertz" means The Hertz Corporation, its consolidated subsidiaries and VIEs, our primary operating company and a direct wholly-owned subsidiary of Rental Car Intermediate Holdings, LLC, which is wholly owned by Hertz Holdings;

(xxviii)"Hertz Global" means Hertz Global Holdings, Inc., our top-level holding company, its consolidated subsidiaries and VIEs, including The Hertz Corporation;

(xxix)"Hertz Ultimate Choice" is an offering at select airport locations in the U.S. that allows customers to choose their vehicle from a range of makes, models and colors available within the zone indicated on their reservation;

(xxx)"Hertz Holdings" refers to Hertz Global Holdings, Inc. excluding its subsidiaries and VIEs;

(xxxi)"HVF III" refers to Hertz Vehicle Financing III LP, a non-Debtor, special purpose financing subsidiary of Hertz;

(xxxii)"International RAC" means our international rental car reportable segment, which, effective in the second quarter of 2021, no longer includes Canada, Latin America and the Caribbean;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

(xxxiii)"Lease Rejection Orders" means the Bankruptcy Court orders entered in the Chapter 11 Cases to reject certain unexpired leases in our Americas RAC segment;

(xxxiv)"Letter of Credit Facility" means the standalone $400 million letter of credit facility that Hertz entered into in 2017, which was paid in full and terminated in accordance with the Company's Plan of Reorganization on the Effective Date;

(xxxv)“non-program vehicles” means vehicles not purchased under repurchase or guaranteed depreciation programs and thus for which we are exposed to residual risk;

(xxxvi)"Old Hertz Holdings" for periods on or prior to June 30, 2016, and "Herc Holdings" for periods after June 30, 2016, refer to the former Hertz Global Holdings, Inc.;

(xxxvii)"Plan of Reorganization" means the solicitation version of the First Modified Third Amended Joint Chapter 11 Plan of Reorganization of the Debtors (as amended, supplemented or otherwise modified in accordance with its terms);

(xxxviii)"Plan Sponsors" means collectively Apollo, Knighthead Capital Management, LLC and its affiliates and Certares Opportunities LLC and its affiliates;

(xxxix)"program vehicles" means vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers;

(xl)"Public Warrants" means 30-year public warrants as further described in Note 19, "Public Warrants - Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2022 Annual Report;

(xli)"replacement renters" means renters who need vehicles while their vehicle is being repaired or is temporarily unavailable for other reasons;

(xlii)"SEC" means the United States Securities and Exchange Commission;

(xliii)"Term Loans" means the Term B Loan and Term C Loan, collectively, as further described in Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2022 Annual Report

(xliv)"Ride Sharing Partners" means certain ride sharing companies with whom we have entered into commercial arrangements to provide rental vehicles to their drivers;

(xlv)"U.S." means the United States of America;

(xlvi)"U.S. GAAP" means accounting principles generally accepted in the U.S.;

(xlvii)"VIE" means variable interest entity;

(xlviii)"vehicles” means cars, vans, crossovers and light trucks.

We have proprietary rights to a number of trademarks used in this 2022 Annual Report that are important to our business, including, without limitation, Hertz, Dollar, Thrifty, Hertz Gold Plus Rewards, Hertz Ultimate Choice, Hertz 24/7 and Hertz My Car. Solely for convenience, we have omitted the ® and ™ trademark designations for trademarks named in this 2022 Annual Report, but references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

COMBINED FORM 10-K

This 2022 Annual Report combines the annual reports on Form 10-K for the year ended December 31, 2022 of Hertz Global and Hertz.

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

Between May 22, 2020 and June 30, 2021, the Debtors operated as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors were authorized to continue to operate as an ongoing business but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

Hertz, generally through its subsidiaries, holds all of the revenue earning vehicles, property, plant and equipment and all other assets, including the ownership interests in consolidated and unconsolidated joint ventures and VIEs, of the business. Hertz conducts the operations of the business and is structured as a corporation with no publicly traded equity. Except to the extent that net proceeds from security issuances by Hertz Global and cash exercises of Hertz Global Public Warrants, are contributed to Hertz, Hertz generates its required capital through its operations or financing activities, including the incurrence of indebtedness.

Hertz Global does not conduct business itself, other than issuing public equity or debt obligations or receiving proceeds from cash exercises of Hertz Global Public Warrants from time to time, and incurring expenses required to operate as a public company. Hertz Global and Hertz entered into a master loan agreement, which expired in May 2022, under which Hertz Global could borrow from Hertz up to $25 million. Transactions recorded under the master loan agreement were eliminated upon consolidation at the Hertz Global level but not upon consolidation at the Hertz level.

Differences between the financial statements of Hertz Global and Hertz are generally limited to the activity described above and the remaining assets, liabilities, revenues and expenses of Hertz Global and Hertz are the same on their respective financial statements.

Although Hertz is generally the entity that enters into contracts, holds assets and incurs debt, Hertz Global consolidates Hertz for financial statement purposes, and therefore, disclosures that relate to activities of Hertz also generally apply to Hertz Global. In the sections that combine disclosures of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global. When appropriate, Hertz Global and Hertz are

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE (Continued)
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

This Combined Form 10-K is separately filed by Hertz Global Holdings, Inc. and The Hertz Corporation. Each registrant hereto is filing on its own behalf all of the information contained in this 2022 Annual Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

v

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS

Certain statements contained or incorporated by reference in this 2022 Annual Report include "forward-looking statements." Forward-looking statements are identified by words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts," "guidance" or similar expressions, and include information concerning our liquidity, our results of operations, our business strategies, the business environment and other information. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We believe these judgments are reasonable, but you should understand that these statements are not guarantees of future performance or results and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among other things, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under "Risk Factors" set forth in Item 1A of this 2022 Annual Report, and the following, which also summarizes the principal risks of our business:
•our ability to purchase adequate supplies of competitively priced vehicles at a reasonable cost in order to efficiently service rental demand, including as a result of disruptions in the global supply chain;
•our ability to attract and retain effective frontline employees, senior management and other key employees;
•levels of travel demand, particularly business and leisure travel in the U.S. and in global markets;
•significant changes in the competitive environment and the effect of competition in our markets on rental volume and pricing;
•occurrences that disrupt rental activity during our peak periods including in critical geographies;
•our ability to accurately estimate future levels of rental activity and adjust the number and mix of vehicles used in our rental operations accordingly;
•our ability to implement our business strategy or strategic transactions, including our ability to implement plans to support a large scale electric vehicle fleet and to play a central role in the modern mobility ecosystem;
•our ability to adequately respond to changes in technology impacting the mobility industry;
•the mix of program and non-program vehicles in our fleet can lead to increased exposure to residual risk upon disposition;
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
•our ability to maintain our network of leases and vehicle rental concessions at airports and other key locations in the U.S. and internationally;
•our ability to maintain favorable brand recognition and a coordinated branding and portfolio strategy;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS (Continued)
•our ability to effectively manage our union relations and labor agreement negotiations;
•our ability, and that of our key third-party partners, to prevent the misuse or theft of information we possess, including as a result of cyber security breaches and other security threats, as well as to comply with privacy regulations across the globe;
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
•risks relating to tax laws, including those that affect our ability to recapture accelerated tax depreciation and expensing, as well as any adverse determinations or rulings by tax authorities;
•our ability to utilize our net operating loss carryforwards;
•our exposure to uninsured liabilities relating to personal injury, death and property damage, or otherwise;
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
•our ability to comply with ESG regulations, meet increasing ESG expectations of stakeholders, and otherwise achieve our ESG goals;
•the availability of additional or continued sources of financing at acceptable rates for our revenue earning vehicles and to refinance our existing indebtedness;
•volatility in our stock price and certain provisions of our charter documents which could negatively affect the market price of our common stock;
•our ability to effectively maintain effective internal controls over financial reporting; and
•our ability to implement an effective business continuity plan to protect the business in exigent circumstances.
You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this 2022 Annual Report and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. As of December 31, 2022, we operated our vehicle rental business globally from approximately 11,600 company-operated and franchisee locations across approximately 160 countries and jurisdictions, including North America, Europe, Latin America, Africa, Asia, Australia, the Caribbean, the Middle East and New Zealand. We are one of the largest worldwide vehicle rental companies and our Hertz brand name is among the most recognized globally. We have an extensive network of airport and off airport rental locations in the U.S. and major European markets. In addition to vehicle rental, we previously provided integrated vehicle leasing and fleet management solutions through our Donlen subsidiary, which sold substantially all of its assets and certain of its liabilities on March 30, 2021, as disclosed in Note 3, "Divestitures," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data" included in this 2022 Annual Report.

Chapter 11 Proceedings

In March 2020, the World Health Organization declared COVID-19 a global pandemic. In an effort to halt the spread of COVID-19, many governments around the world placed significant restrictions on travel, individuals voluntarily reduced their air and other travel in attempts to avoid the outbreak, and many businesses announced closures and imposed their own travel restrictions.

In light of the significant reduction in demand for our services, on May 22, 2020, the Debtors filed voluntary petitions for relief in the Bankruptcy Court under Chapter 11 of the Bankruptcy Code. On June 10, 2021, the Plan of Reorganization was confirmed by the Bankruptcy Court and on June 30, 2021, the Plan of Reorganization became effective and the Debtors emerged from Chapter 11.

Our Strategy

Our strategy is focused on excellence in execution of our rental operations, electrification of the fleet, shared mobility, connected cars and selling vehicles from the fleet directly to consumers. Our core assets, capabilities and partnerships underpin this strategy and are positioning us at the center of the modern mobility ecosystem. We intend to continue building on our brand strength, global network and global fleet management expertise, combining those efforts with new investments in technology, electrification, shared mobility and a digital-first customer experience. We believe our key fleet management capabilities will allow us to diversify and profitably grow in new areas of the mobility sector.

OUR BUSINESS SEGMENTS

The Company has identified two reportable segments, which are consistent with its operating segments, as follows:
•Americas RAC - Rental of vehicles, as well as sales of vehicles and value-added services, in the U.S., Canada, Latin America and the Caribbean. We maintain a substantial network of company-operated rental locations in this segment and we have franchisees and partners that operate rental locations under our brands; and
•International RAC - Rental of vehicles, as well as sales of vehicles and value-added services, in locations other than the U.S., Canada, Latin America and the Caribbean. We maintain a substantial network of company-operated rental locations, a majority of which are in Europe, and we have franchisees and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
partners that operate rental locations under our brands. As of December 31, 2022, 65% of our franchised locations were in markets covered by our International RAC segment.

In addition to the two reportable segments, we have corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

For further financial information on our segments, see (i) Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Selected Operating Data by Segment" and (ii) Note 20, "Segment Information," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2022 Annual Report.

Americas RAC and International RAC Segments

Our Brands
Our Americas RAC and International RAC vehicle rental businesses are primarily operated through our three largest brands — Hertz, Dollar, and Thrifty. We offer multiple brands to provide customers a full range of rental services at different price points, levels of service, offerings and products. These brands generally maintain separate rental locations (e.g., separate airport counters), and use distinct reservation, marketing and other customer contact activities. We achieve synergies across our brands by, among other things, utilizing a single fleet and fleet management team and, where applicable, combined vehicle maintenance, vehicle cleaning and back office functions.

Our top tier brand, Hertz, is one of the most recognized brands in the world. It offers premium customer service, as evidenced by the numerous published best-in-class vehicle rental awards that the brand has won over time, both in the U.S. and internationally. The Hertz brand's tagline of "Hertz. Let's Go!” expresses our commitment to quality, seamless travel and customer service. The brand provides customers with several innovative offerings, such as Hertz Gold Plus Rewards, Hertz Ultimate Choice and access to unique vehicles offered through our electric vehicle ("EV") fleet and specialty collections. The Hertz brand seeks to maintain its position as a premier provider of vehicle rental services through an intense focus on service, loyalty, quality and product innovation.

Our smart value brand, Dollar, is marketed as a smart choice for financially focused travelers looking for a dependable car at a price they can afford. The Dollar brand’s core focus is serving family, leisure and small business travelers through the airport vehicle rental channel. Dollar’s tagline of “We never forget whose dollar it is” expresses the brand’s mission of providing a reliable rental experience at a price that works. Dollar operates primarily through company-operated locations in the U.S. and Canada.

Our deep value brand, Thrifty, competes as a cost-conscious offering for travelers seeking to find a good deal. The Thrifty brand’s core focus is serving leisure travelers through the airport vehicle rental channel. Thrifty’s tagline “The Absolute Best Car for Your Money” expresses the brand’s focus on being the rental brand that puts the customer in control of where to splurge and where to save. Thrifty operates primarily through company-operated locations in the U.S. and Canada.

Operations

Locations

We operate our brands at both airport and off airport locations which utilize common vehicle fleets, are supervised by common country, regional and local area management, use many common systems and rely on common vehicle maintenance and administrative centers. Additionally, our airport and off airport locations utilize common marketing activities and have many of the same customers. We regard both types of locations as aspects of a single, unitary,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
vehicle rental business. Off airport revenues comprised 32% of our worldwide vehicle rental revenues in 2022 and 2021. Our Americas RAC vehicle rental operations have company-operated locations primarily in the U.S. and Canada. Our International RAC vehicle rental operations have company-operated locations in Australia, Belgium, the Czech Republic, France, Germany, Italy, Luxembourg, the Netherlands, New Zealand, Slovakia, Spain and the United Kingdom.

Airport

As of December 31, 2022, we had approximately 1,900 airport rental locations in our Americas RAC segment and approximately 1,400 airport rental locations in our International RAC segment. We believe that our extensive global network of locations contributes to our success by providing consistency of our service, cost control, Vehicle Utilization, competitive pricing and our ability to offer one-way rentals.

For our airport company-operated rental locations, we are dependent on, and have obtained, concessions or similar leasing agreements or arrangements, that grant us the right to conduct a vehicle rental business at the respective airport. Our concessions were obtained from the airports' operators, which are typically governmental bodies or authorities, following either negotiation or bidding for the right to operate a vehicle rental business. The terms of an airport concession typically require us to pay the airport's operator concession fees based upon a specified percentage of the revenues we generate at the airport, subject to a minimum annual guarantee. Under most concessions, we are required to pay fixed rent for terminal counters or other leased properties and facilities. Most concessions are for a fixed length of time, while others create operating rights and payment obligations that are terminable at any time.

The terms of our concessions typically do not forbid us from seeking, and in most instances actually explicitly permit us to seek, reimbursement from customers for concession fees we pay; however, in certain jurisdictions the law limits or forbids our ability to do so. Where we are permitted to seek such reimbursement, it is our general practice to do so. Certain of our concession agreements may require the consent of the airport's operator in connection with material changes in our ownership. A growing number of larger airports are building, or assessing the feasibility of, consolidated airport vehicle rental facilities to alleviate congestion at the airport. These consolidated rental facilities provide a more common customer experience and may eliminate certain competitive advantages among the brands as competitors operate out of one centralized facility for both customer rental and return operations, share consolidated busing operations and maintain image standards mandated by the airports. The costs associated with the development of these consolidated facilities are typically funded through the collection of customer facility charges which are required to be collected by rental car companies from their customers.

Off Airport

As of December 31, 2022, we had approximately 3,600 off airport locations in our Americas RAC segment and approximately 4,700 off airport rental locations in our International RAC segment. Our off airport rental customers include people who prefer to rent vehicles closer to their home or place of work for business or leisure purposes, as well as those needing to travel to or from airports. Our off airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their vehicles were damaged, those expecting to lease vehicles that are not yet available from their leasing companies and replacement renters. In addition, our off airport customers include drivers for our Ride Sharing Partners, which is further described in “Ride Sharing Rentals” below.

When compared to our airport rental locations, an off airport rental location typically uses a smaller rental facility with fewer employees, conducts pick-up and delivery services and serves replacement renters using specialized systems and processes. On average, off airport locations generate fewer transactions per period than airport locations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Our off airport locations offer the following benefits:
•Providing customers a more convenient and geographically extensive network of rental locations, thereby creating revenue opportunities from replacement renters, non-airline travel renters and airline travelers with local rental needs;
•Providing us a more balanced revenue mix by reducing our reliance on air travel and therefore reducing our exposure to external events that may disrupt airline travel trends;
•Contributing to higher Vehicle Utilization as a result of the longer average rental periods associated with off airport business, compared to those of airport rentals;
•Creating efficiencies in vehicle and labor demand planning, as replacement rental volume is less seasonal than that of other business and leisure rentals; and
•Creating cross-selling opportunities for us to promote off airport rentals among frequent airport Hertz Gold Plus Rewards program renters and, conversely, to promote airport rentals to off airport renters.

Customers and Business Mix

We conduct various sales and marketing programs to attract and retain customers. Our sales force calls on companies, government agencies and other organizations whose employees and associates need to rent vehicles for business or official purposes. Our sales force also calls on organizations such as insurance and leasing companies, automobile repair companies and vehicle dealers whose customers need replacement rentals. In addition, our sales force works with membership associations, tour operators, travel companies, ride sharing companies and other groups whose members, participants and customers rent vehicles for either business or leisure purposes.

We also market directly to individual renters. We advertise our vehicle rental offerings through traditional media channels, partner publications (e.g., affinity clubs, airline and hotel partners) and direct mail. We also rely on digital marketing and, for the Hertz brand, we are increasingly seeking to expand access to and use of our Hertz mobile app.

In addition to advertising, we conduct other forms of marketing and promotion, including travel industry business partnerships and press and public relations activities.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
We categorize our vehicle rental business based on the general purpose (business or leisure) and type of location (airport or off airport) from which customers rent from us. The following charts set forth the percentages of rental revenues and rental transactions in our Americas RAC and International RAC segments based on these categories.

VEHICLE RENTALS BY CUSTOMER
Year Ended December 31, 2022

Americas RAC

Business
Leisure

International RAC

Business
Leisure

Customers who rent from us for “business” purposes include those who require vehicles in connection with commercial activities, including drivers for our Ride Sharing Partners, the activities of governments and other organizations or for temporary vehicle replacement purposes (i.e., replacement rentals). Most business customers rent vehicles from us on terms that we have negotiated with their employers or other entities with which they are associated, and those terms can differ from the terms on which we rent vehicles to the general public.

Customers who rent from us for “leisure” purposes include individual travelers booking vacation rentals and people renting to meet other personal needs (other than replacement rentals). Leisure rentals are generally longer in duration and generate more revenue per transaction than business rentals. Leisure rentals also include rentals by

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
customers of U.S. and international tour operators, which are usually a part of tour packages that can include air travel and hotel accommodations.

VEHICLE RENTALS BY LOCATION
Year Ended December 31, 2022

Americas RAC

Airport
Off airport

International RAC

Airport
Off airport

Demand for airport rentals is generally correlated with airline travel patterns, and transaction volumes generally follow global airline passenger traffic ("enplanement") and Gross Domestic Product ("GDP") trends. Customers often make reservations for airport rentals when they book their flight plans, which make our relationships with travel agents, associations and other participants in the broader travel industry (e.g., airlines and hotels) a key competitive strategy in generating consistent and recurring revenue streams.

Off airport rentals include insurance replacements, and we have agreements with the referring insurers establishing the relevant rental terms, including the arrangements made for billing and payment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Customer Service Offerings

We offer customers a wide range of services to differentiate ourselves from the competition and increase and diversify our revenue.

Hertz Gold Plus Rewards Program

At our major airport rental locations and certain smaller airport and off airport locations, customers participating in our Hertz Gold Plus Rewards program are able to rent vehicles in an expedited manner. Participants in our Hertz Gold Plus Rewards program often bypass the rental counter entirely and proceed directly to their vehicle upon arrival at our facility. They are also eligible to earn Hertz Gold Plus Rewards points that may be redeemed for free rental days or converted to awards of other companies' loyalty programs.

Hertz's Gold Plus Rewards program offers three elite membership tiers which provide more frequent renters the opportunity to earn additional reward points and vehicle upgrades. When Hertz Gold Plus Rewards members make a reservation for a midsize car or above, they have access to exclusive vehicles based on their membership tier via our Hertz Ultimate Choice program which allows customers to choose their vehicle from a range of makes, models and colors available within the zone indicated on their reservation. Alternatively, they may upgrade at pick-up for a fee by choosing a vehicle from a premium upgrade zone. As of December 31, 2022, the Hertz Ultimate Choice program was offered at approximately 60 U.S. and Canada airport locations.

For the year ended December 31, 2022, rentals by Hertz Gold Plus Rewards members accounted for 32% of our worldwide rental transactions. We believe the Hertz Gold Plus Rewards program provides us with a significant competitive advantage, particularly among frequent travelers, and we have targeted such travelers for participation in the program.

Other Customer Service Offerings

We offer electronic rental agreements and returns for our Hertz, Dollar and Thrifty customers in the U.S. Simplifying the rental transaction saves customers time and provides greater convenience through access to digitally available rental contracts. We also offer Mobile Gold Alerts, a service available to participating Hertz Gold Plus Rewards customers, through which a text message and/or email with the vehicle information and location is sent approximately 30 minutes prior to arrival, providing a renter the option to choose another vehicle. We offer Hertz e-Return, which allows customers to drop off their vehicle and go without the need to visit the rental counter. Customers can also use cashless toll lanes with our PlatePass offering where the license plate acts as a transponder. We also offer a vehicle-subscription service on a monthly or weekend basis in select locations that provides a flexible, cost-effective alternative to vehicle ownership, with no long-term commitment required, referred to as Hertz My Car and My Hertz Weekend.

Ride Sharing Rentals

We have partnered with certain ride sharing companies to offer vehicle rentals to their drivers in select cities in North America. This program enables us to rent vehicles on a longer-term basis than traditional business rentals and is a component of our strategy to be an active participant in the future of mobility. Using vehicles for ride share rentals also results in an increased supply of higher mileage, and thus more economical, used vehicles for our vehicle disposition programs discussed below.

Drivers for our Ride Sharing Partners reserve vehicles online through Ride Sharing Partner websites and applications and pick up vehicles from select locations. Ride sharing drivers can extend the vehicle rental on a recurring basis. As part of an exclusive partnership with Uber, we make Teslas and other EVs available for their drivers to rent on the Uber network in the U.S. In January 2023, we announced an expansion of our partnership with Uber to make available up to 25,000 EVs for their drivers to rent on the Uber network across Europe by 2025.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Rates, Fees and Value-Added Services

We rent a wide variety of makes and models of vehicles. We rent vehicles on an hourly (in select international markets), daily, weekend, weekly, monthly or multi-month basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. Our rates vary by brand and at different locations depending on local market conditions and other competitive and cost factors, such as vehicle supply and overall demand. While vehicles are usually returned to the locations from which they are rented, we also allow one-way rentals from and to certain locations.

We also generate revenues from reimbursements by customers of airport concession fees, unless the law limits or forbids us from doing so, and of vehicle licensing costs, fueling charges, and charges for value-added services such as supplemental equipment (e.g., child seats and ski racks), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and satellite radio.

Reservations

We price and accept reservations for our vehicles through each of our brands. Reservations are generally for a class of vehicles, such as compact, midsize or sport utility vehicle. Our introduction of EVs to the fleet in certain cities has enabled us to also provide the opportunity for customers in those locations to reserve an EV versus an internal-combustion engine vehicle. Additionally, certain reservations within our EV fleet can be made for specific makes and models.

We distribute pricing and content and accept reservations through multiple channels. Direct reservations are accepted at Hertz.com, Dollar.com and Thrifty.com, each of which has global and local versions in multiple languages. Hertz.com offers a range of products, prices and additional services as well as Hertz Gold Plus Rewards benefits, serving both company-operated and franchise locations. In addition to our websites, direct reservations are enabled via our Hertz and Dollar smartphone apps, which include additional connected products and services.

Customers may also seek reservations via travel agents or third-party travel websites. In many of those cases, the travel agent or website utilizes an Application Programming Interface connection to Hertz or a third-party operated computerized reservation system, also known as a Global Distribution System, to contact us and make the reservation.

In our major markets, including the U.S. and all other countries with company-operated locations, customers may also reserve vehicles for rental from us and our franchisees through local, national or toll-free telephone calls to our reservations center, directly through our rental locations or, in the case of insurance replacement rentals, through proprietary automated systems serving the insurance industry.

Franchisees

In certain U.S. and international markets, we have found it efficient to issue licenses under franchise arrangements to independent franchisees who are engaged in the vehicle rental business. Franchisees rent vehicles that they own or lease and may provide related services to customers, primarily under our Hertz, Dollar or Thrifty brand. In many markets, franchisees operate franchises for multiple brands.

Franchisees generally pay an initial license fee, royalties based on a percentage of their revenues as well as other fees, and in return are provided the use of the applicable brand name, certain operational support and training, reservations through our reservation channels, and other services. Additionally, in countries with both corporate and franchised operations, franchisees may utilize our vehicles, and we may utilize their vehicles, to support one-way business within the country. Franchisee arrangements enable us to offer expanded national and international service and a broader one-way rental program. In addition to vehicle rental, certain international franchisees engage in vehicle leasing and the rental of chauffeur-driven vehicles, camper vans and motorcycles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
The ability to transfer a franchisee license is limited and requires our consent. Franchise licenses are generally terminable by us only for cause or after a fixed term. The majority of these agreements also include a company right of first refusal should a franchisee receive a bona fide offer to sell the license or its business. Franchisees in the U.S. typically may terminate without cause only on prior notice, generally 180 days. In certain international jurisdictions, franchisees typically do not have early termination rights absent cause. We continue to issue new licenses and, from time to time, re-acquire franchised businesses or sell company-operated locations to franchisees.

Franchise operations, including fleet acquisition, are financed independently by the franchisees and we do not have an investment interest in the franchisees. Fees from franchisees, including initial franchise fees, generally support a portion of our brand awareness program costs, reservations system, sales and marketing efforts and certain other services and comprised approximately 2% of our worldwide vehicle rental revenues for the year ended December 31, 2022.

Seasonality

Our vehicle rental operations are historically a seasonal business, excluding the year ended December 31, 2020 which was impacted by the COVID-19 pandemic, with decreased levels of business in the winter months and heightened activity during the spring and summer months ("our peak season") for the majority of countries where we generate our revenues. To accommodate increased demand, we typically increase our available fleet and staff in the second and third quarters of the year to add a significant number of part-time and seasonal workers. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes and thus also increase in the second and third quarters. Certain operating expenses, including real estate taxes, rent, insurance, utilities, facility maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and therefore do not vary based on seasonal demand.

The following chart presents the proportionate contribution of each quarter to full year revenue for each of the years ended December 31, 2022, 2021 and 2020. As discussed above, our peak season historically has been the second and third quarters of the year. The year ended December 31, 2020 was not representative of this seasonality as a result of COVID-19.
Fleet

During the year ended December 31, 2022, we operated a peak rental fleet in our Americas RAC and International RAC segments of approximately 428,700 vehicles and 118,700 vehicles, respectively. Purchases of vehicles are financed by active and ongoing global borrowing programs and through cash from operations. The vehicles purchased are either program vehicles or non-program vehicles. We periodically review the efficiencies of an optimal mix between program and non-program vehicles in our fleet and adjust the ratio of program and non-program vehicles as needed based on availability, vehicle economics and contract negotiations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
During the year ended December 31, 2022, our approximate average holding period for a rental vehicle was 25 months in our Americas RAC segment and 18 months in our International RAC segment which are consistent with our average holding periods in 2021.

In 2021, we announced our plan to significantly expand our EV rental fleet in North America over time. During 2022, we continued to add EVs to our fleet and to identify additional vehicle manufactures who intend to sell us EVs as they become available in the years ahead.

Our fleet composition is as follows:
Fleet Composition by Vehicle Manufacturer*
As of December 31, 2022

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Americas RAC                    International RAC*

* Vehicle manufacturers Daimler AG (Mercedes Benz and Smart), Renault, Mitsubishi, Mazda, Volvo and Rover Group together comprise another 17% of the International RAC fleet and are included as "Other" in the overall and International RAC charts above.

We maintain vehicle maintenance centers which provide maintenance for our fleet, many of which include sophisticated vehicle diagnostic and repair equipment, and are accepted by automobile manufacturers, as eligible, to perform warranty work. Collision damage and major repairs are generally performed by independent contractors.

Repurchase Programs

Program vehicles are purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers wherein the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Repurchase prices under repurchase programs are based on the original cost less a set daily depreciation amount. These repurchase and guaranteed depreciation programs limit our residual risk with respect to vehicles purchased under the programs and allow us to reduce the variability of depreciation expense for each vehicle, however, typically the acquisition cost is higher. Program vehicles generally provide us with flexibility to increase or reduce the size of our fleet based on market demand. When we increase the percentage of program vehicles, the average age of our fleet decreases since the average holding period for program vehicles is shorter than for non-program vehicles. During 2022 and 2021, the number of program vehicles in our fleet decreased primarily due to supply chain constraints and our fleet mix initiatives.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Program vehicles as a percentage of all vehicles purchased within our Americas RAC and International RAC segments during the last three fiscal years were as follows:

Program Vehicles as a Percentage
of All Vehicles Purchased
70%
60%
50%
40%
30%
20%
10%
0%
20%
61%
1%
48%
1%
41%
2020
2021
2022
Fiscal Year
Americas RAC
International RAC

Other Vehicle Disposition Channels

During the year ended December 31, 2022, the vehicles sold in our U.S. and international vehicle rental operations that were not repurchased by manufacturers were sold through a variety of channels, including auction, dealer direct wholesale channels, direct sales to third parties and retail channels, including sales on the Carvana platform. We use multiple channels to provide greater flexibility and the opportunity for improved returns.

Our company-operated retail sales channel, Hertz Car Sales, consists of a network of company-operated vehicle sales locations throughout the U.S. dedicated to the sale of vehicles from our rental fleet. Vehicles disposed of through our retail outlets provide for ancillary vehicle sales revenue, such as warranty, financing and aftermarket products.

We also offer Rent2Buy at our retail locations in the U.S., an innovative program in which customers are able to rent a vehicle from our rental fleet and if the customer purchases the vehicle, the customer is credited with a portion of their rental charges. The purchase transaction is completed through the internet and by mail in those states where permitted.

Competition

Competition among vehicle rental industry participants is intense and is primarily based on vehicle availability and quality, price, service, reliability, rental locations, product innovation and competition from online travel agents and vehicle rental brokers. We believe that the strength of the Hertz, Dollar and Thrifty brands, our extensive worldwide network of vehicle rental operations and our commitment to innovation, including our EV initiatives, provide us with a strong competitive advantage. Our principal vehicle rental industry competitors are Avis Budget Group, Inc., which currently operates the Avis, Budget, ZipCar and Payless brands; Enterprise Holdings, which operates the Enterprise Rent-A-Car Company, National Car Rental and Alamo Rent A Car brands; and SIXT. We also compete with local and regional vehicle rental companies, ride sharing companies and peer-to-peer car sharing marketplaces.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Geographic Markets

U.S.

The U.S. represented approximately $36.1 billion in estimated annual industry revenues for 2022. The average number of vehicles in the U.S. vehicle rental industry in 2022 was about two million vehicles. U.S. industry Revenue Per Unit Per Month in 2022 was approximately $1,424.

Europe

Europe represented approximately $17 billion in estimated annual industry revenues for 2022. Europe has generally demonstrated a lower historical reliance on air travel because the European off airport vehicle rental market has been significantly more developed than in the U.S. Within Europe, the largest markets in which we do business are France, Germany, Italy, Spain and the United Kingdom. Throughout Europe, we do business through company-operated rental locations and through our franchisees or partners.

Asia Pacific

Asia Pacific represented approximately $17 billion in estimated annual industry revenues for 2022. Within this region, the largest markets in which we do business are Australia, China, Japan and New Zealand. In each of these countries we do business through company-operated rental locations and through our franchisees or partners.

Middle East and Africa

The Middle East and Africa represented approximately $3 billion in estimated annual industry revenues for 2022. Within these regions, the largest markets in which we do business are South Africa and the United Arab Emirates. In each of these countries we do business through our franchisees.

Latin America

Latin America represented approximately $4 billion in estimated annual industry revenues for 2022. Within Latin America, the largest markets in which we do business are Argentina, Brazil, Mexico and Panama. In each of these countries, we do business through our franchisees or partners.

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of December 31, 2022, we employed approximately 25,000 persons, consisting of approximately 19,000 persons in the U.S. and approximately 6,000 persons internationally.

Certain employees outside the U.S. are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of 27% of our workforce in the U.S. (including those in the U.S. territories) are presently in effect with local unions, affiliated primarily with the International Brotherhood of Teamsters and other plans. Labor contracts covering 32% of these employees will expire during 2023. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good. Nevertheless, we may be unable to negotiate new labor contracts on terms advantageous to us, or without labor interruption.

In addition to the employees referred to above, we engage outside services, as is customary in the industry, principally for the non-revenue movement of rental vehicles between rental locations. During the first half of 2022, we also engaged outside services personnel for a variety of field operations roles as we rebuilt our labor force following our emergence from Chapter 11 in June 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Human Capital Management

Our people are our greatest asset. We believe that to continue to evolve as a business, and achieve our strategic goals, we must attract and retain the right talent. We therefore strive to have a constant focus on, and remain attentive to, matters concerning our employees.

Our human capital management strategy begins with our Board of Directors ("Board") and senior management. Our Board and Board committees periodically review our employee programs and initiatives, and provide oversight of our approach to attracting, retaining and developing talent. Our Board reviews key compensation and benefit programs and oversees senior management in the cultivation of an engaged and inclusive culture. Senior management uses various tools to ensure its human capital management strategies are delivering intended results, such as conducting anonymous surveys, seeking feedback from our employees on topics including, but not limited to, effectiveness of company communication, confidence in leadership, competitiveness of our compensation and total rewards packages, career growth and development opportunities. Survey results are reviewed by our senior management and shared with employees, along with action plans, for leveraging employee insights to drive meaningful improvements in our employees' experiences.

Our focus on talent retention requires that we invest in our employees' professional development as well as their physical, emotional and financial well-being. We regularly assess our benefits and program offerings to provide a compelling and comprehensive portfolio, which currently includes the following in the U.S. (specific offerings vary for employees represented by labor unions):
•Competitive salaries and wages;
•Retirement savings with a 401(k) Plan and an employer match, up to a certain percentage;
•Comprehensive health insurance, including medical, dental and vision plans for employees and their dependents;
•Employer provided life insurance;
•No-cost employee assistance program, providing confidential counseling to help employees and their families dealing with hardships;
•Paid parental leave;
•Adoption benefits;
•Free health screenings and programs for tobacco cessation, weight management and wellness coaching;
•Employee referral incentive program;
•Employee and family rental car and Hertz Car Sales discounts;
•Employee training, professional development, education and tuition aid programs;
•Employee relief fund that provides immediate, short-term financial assistance to employees through employee contributions and company match to assist employees dealing with natural disasters;
•Training and development opportunities; and
•Employee resource groups.

Outside of the U.S., we are committed to offering similar comprehensive programs that leverage the best of global benefits tailored by country to reflect local practices and culture. We evaluate our total benefits and programs annually and use feedback from employees to make thoughtful changes to ensure our programs continue to meet the needs of employees.

We are also committed to an inclusive workplace around the globe that champions equality, values different backgrounds and celebrates individuality. We believe the varied perspectives, experiences, skills and talents of our employees represent a significant part of our culture, as well as our success and reputation as a company.

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

CORPORATE RESPONSIBILITY

We recognize our influence and are committed to do the right thing, the right way, every time for our employees and customers, as well as our communities and our planet. Delivering on this responsibility is a never-ending journey and one that we're proud to be on. We are committed to managing our businesses ethically and responsibly as we believe doing so enables us to realize the continuous improvement, sustainable innovation and enhanced business performance that are critical to our success.

The Environment

We are committed to reducing the impact of our operations on the environment and our communities through sustainable business practices, strategic decision-making, community partnerships and smart investments in future technologies, and to be a leader in the modern mobility landscape.

Climate Performance

We recognize the importance of reducing our greenhouse gas emissions as both a climate and business imperative. We are committed to being at the center of the modern mobility ecosystem and believe our planned investments in EVs and charging infrastructure will enhance the sustainability of our operations.

Fuel Efficient Fleet

We have made a commitment to position ourselves at the center of modern mobility, and are the exclusive rental car member of the Corporate Electric Vehicle Alliance, a consortium of companies focused on accelerating the transition to EVs. As a critical connector between drivers, vehicles and technology, we have entered into new and expanded relationships around EV and technology. We are assembling a diverse fleet of EVs through large-scale acquisition agreements with Tesla, Polestar and General Motors, starting with an initial order of Teslas made in 2021. We have established a goal for 25% of our fleet to be electric by the end of 2024. In collaboration with bp pulse, we are also investing in EV infrastructure across our global operations by installing charging stations throughout our network to power our fleet and support customer adoption of EVs. As discussed in "Ride Sharing Rentals" above, we have an exclusive partnership with Uber to provide EVs to drivers using the Uber network that we believe can further accelerate the adoption of EVs.

Water

We work to integrate environmental sustainability across our operations, including in our car washes. Car washes are the primary source of our water use, and we are focused on minimizing our demand on municipal water systems. We are committed to reviewing our procedures to prioritize water conservation from system efficiency upgrades in water stressed regions where we operate.

Waste Reduction and Recycling

Resource conservation and waste reduction is a component of our commitment to environmental sustainability across our global footprint. Recycling efforts include, but are not limited to, recycling used oils and solvents, tires, batteries, information technology equipment and general mixed materials.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Facilities and Construction

We seek to maximize energy and water efficiency at our facilities and rely on renewable energy at a number of locations. We incorporate sustainable design and construction practices based on Leadership in Energy and Environmental Design ("LEED") standards. LEED is administered by the U.S. Green Building Council and is the most widely used and respected green building rating system. Our world headquarters in Estero, Florida is LEED Gold® certified, and we have locations in St. Louis, Charlotte, Denver, Dulles and Newark airports that are also LEED certified. In addition to LEED, ISO 14001 sets environmental management standards and certifies facilities to those standards, while ISO 45001 addresses employee safety and workplace risks. Our Hertz European Service Center in Dublin, Ireland has achieved and maintains ISO 14001 and ISO 45001 certifications. Both LEED and ISO standards enhance the health and comfort of building occupants, improve overall building performance and deliver cost savings.

In addition to incorporating leading standards into our buildings, we also strive to include on-site renewables consisting of solar photovoltaic systems at certain locations, which decreases our carbon footprint while lowering utility costs.

Our People and Communities

At the heart of Hertz Global is our people. Our employees help drive our progress, innovation and success. We strive to empower our employees so they can build trust with our customers and the communities we serve around the world. As discussed above, attracting and retaining top talent is more than a measure of our business success; it is a measure of who we are and what we value. We also are committed to making a positive difference in the communities where we work, live and serve through our global charitable giving and volunteer program.

Our Business

Governance

We are committed to ensuring appropriate oversight and accountability of our ESG initiatives and our Board and senior management are directly engaged in this effort. Our Board's Governance Committee provides oversight of this work and receives regular reports from management on our ESG efforts. We maintain a Corporate Responsibility Executive Steering Council (the "Council"), comprised of senior leaders from a cross-functional spectrum, which is responsible for championing the integration of ESG priorities into our business.

Ethics

We are committed to operating in compliance with all applicable laws and maintaining the highest standards of ethical conduct. Integrity is essential to every aspect of our business, both in policy and practice. Our Standards of Business Conduct outlines specific practices to identify acceptable and unacceptable behavior for employees, officers and directors and helps promote our culture of acting ethically and doing the right thing in our operations around the world. Our Standards of Business Conduct also outlines our policies and guidelines to help our employees navigate a variety of situations in relationships with each other and our stakeholders.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
As a long-standing member of the National Minority Supplier Development Council and the Women’s Business Enterprise National Council, we actively seek to do business with suppliers who are certified by such councils that recognize women and minorities.

Through these efforts, we seek to emphasize and ensure a supplier representation that fully reflects the customers and communities we serve. We believe that leveraging the global diversity of our workforce and supplier relations will enable us to address the local needs of the communities in which we live and work around the world.

Data Protection

Hertz is committed to operating in compliance with all applicable privacy and data security laws. We have standards and policies in place to ensure the proper handling, use and storage of customer and employee information, including privacy protection, maintenance of data integrity and security. In addition, our employees participate in mandatory training and ongoing engagement that ensures our entire team is educated regarding compliance with our policies and practices.

INSURANCE AND RISK MANAGEMENT

In addition to managing risk associated with our business, rental car operations introduce several industry-specific generally insurable risks:
•legal liability arising from the operation of our vehicles (i.e., vehicle liability);
•legal liability to members of the public and employees from other causes (i.e., general liability/workers' compensation); and
•risk of property damage and/or business interruption and/or increased cost of operating as a consequence of property damage.

In many cases we self-insure for these risks or insure risks through wholly-owned insurance subsidiaries. We mitigate our exposure to large liability losses by maintaining excess insurance coverage, subject to deductibles and caps, through unaffiliated carriers. For certain of our international operations, we maintain some liability insurance coverage with unaffiliated carriers.

In addition, we offer customers optional liability insurance and other products providing insurance coverage, which create additional risk exposures for us. Our risk of property damage is also increased when we waive the provisions in our rental contracts that hold a renter responsible for damage or loss under an optional loss or damage waiver that we offer. We bear these and other risks, except to the extent the risks are transferred through insurance or contractual arrangements.

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

In our U.S. and international operations, periodically in the course of our business, we become legally responsible to members of the public for bodily injury, death or property damage arising from causes other than the operation of our vehicles, sometimes known as “general liability.” As with vehicle liability, we bear economic responsibility for general liability losses, except to the extent we transfer such losses to others through insurance or contractual arrangements. In addition, to mitigate these exposures, we maintain excess liability insurance coverage with unaffiliated insurance carriers.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Other Risks

To manage other risks associated with our businesses, or to comply with applicable law, we purchase other types of insurance carried by business organizations, such as workers' compensation and employer's liability, commercial crime and fidelity, performance bonds, directors' and officers' liability insurance, terrorism insurance and cyber security insurance, all from unaffiliated insurance companies in amounts we deem to be adequate in light of the respective hazards, where such coverage is obtainable on commercially reasonable terms.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

We are subject to numerous types of governmental controls, including those relating to prices and advertising, privacy and data protection, currency controls, labor matters, credit and charge card operations, insurance, environmental protection, used vehicle sales and licensing.

Dealings with Customers

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

Changes in Regulation

Changes in government regulation of our businesses have the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws, regulations and treaties by a court, regulatory body or governmental official. Those changes may have prospective and/or retroactive effect, particularly when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face could have a more significant effect on us than on our competitors, depending on the circumstances. Several U.S. states historically required “bundled pricing” by rental vehicle companies but those same states subsequently enacted statutory exceptions to allow for the separate pass-through of certain fees (e.g., airport concession fees, customer facility charges and vehicle licensing fees) with proper disclosure. In addition, the Canadian Competition Bureau has interpreted Canadian consumer law to prohibit “drip pricing” such that base rate advertising is not allowed and the first price that consumers view on the websites of rental vehicle companies must reflect the bundled price for the proposed rental. Recent or potential changes in

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
law or regulation that affect us relate to insurance intermediaries, customer privacy, like-kind exchange programs, data security and rate regulation and our retail vehicle sales operations.

In addition, our operations, as well as those of our competitors, could also be affected by any limitation in the fuel or energy supply or by any imposition of mandatory allocation or rationing regulations. We are not aware of any current proposal to impose such a regime in the U.S. or internationally. Such a regime could, however, be quickly imposed if there was a serious disruption in supply for any reason, including an act of war, terrorist incident or other problem affecting petroleum or energy supply, petroleum refining, or energy distribution or pricing.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS

Our business is subject to a number of significant risks and uncertainties, and should be carefully considered along with all of the information in this 2022 Annual Report. We believe that the following information identifies the material risks and uncertainties affecting Hertz Global and Hertz; however, these are not the only risks and uncertainties that we encounter in our operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations, financial condition, liquidity and cash flows. In such a case, you may lose all or part of your investment in Hertz Global's common stock or The Hertz Corporation's debt securities. You should carefully consider each of the following risks and uncertainties. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, operating results or cash flow.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our business, results of operations and financial condition are dependent on the efficient operation of a complex global supply chain. Disruption in that supply chain may adversely affect our ability to service demand, or do so efficiently.

Our supply chain, particularly with respect to access to new vehicles, is complex and reliant on raw goods and finished materials that are obtained from or manufactured by many different market participants, both within and outside the U.S. In addition to lingering impacts from the COVID-19 pandemic, the global automotive supply chain has been negatively impacted by the military conflict between Russia and Ukraine. Governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Shortages in materials and increased costs for transportation, energy, and raw material, particularly with respect to raw materials extracted from, or components produced in, Russia and/or Ukraine, which are important to the vehicle manufacturing industry including the production of electric vehicle batteries, can impact vehicle production volumes, delivery schedules and costs. In addition, the global supply chain can be impacted by logistics provider capacity issues, inflation, increased freight costs, depleted inventory levels, labor shortages and demand peaks. As a result of the foregoing factors, various automotive manufacturers have been forced to delay or stall new vehicle production in recent years, which caused limitations in supply and delays in us receiving new vehicles. These conditions may continue, or other global and regional supply chain disruptions may in the future cause similar issues. Consequently, there is no guarantee that we will be able to purchase a sufficient number of new vehicles at competitive prices and on competitive terms and conditions to fulfill demand or to do so efficiently.

The ability to attract and retain front-line employees and senior management is critical to the success of our business.

The success of our business depends on the efforts and abilities of our ability to hire and retain enough front-line employees and our senior management and other key personnel with the necessary skills to meet demand. We develop and maintain a talent management strategy that defines current and future talent requirements (e.g., experience, skills, location requirements, timing, etc.) based on our strategic direction, actively conduct talent reviews and succession planning to be prepared if executives, managers or other key personnel resign, retire or their service is otherwise interrupted, and we strive to maintain competitive compensation and benefits, employee development and retention programs and build an inclusive culture. However, the labor market has undergone significant change in the wake of the COVID-19 pandemic. Competition for qualified employees is intense. Changing employee expectations about remote work and workplace flexibility complicate our employee recruiting, retention and talent management strategies. In addition, recent inflationary trends overall have driven market pressure for increased wages. If we do not succeed in building and maintaining our talent pipeline through attracting and retaining qualified personnel, particularly at the management level, our ability to execute our business plan may be adversely affected, which could harm our operating results or financial condition. In addition, we may find it difficult to hire and retain a sufficient number of qualified front-line employees to meet demand at certain locations. Overall, the failure of our talent management strategies could result in inadequate staffing levels, declines in customer satisfaction, an inability to execute our business plan, eroding employee morale and productivity, an

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

increase in operating expenses or an inability to achieve internal control, regulatory or other compliance-related requirements.

Our vehicle rental business is particularly sensitive to reductions in the levels of business and leisure travel.

The vehicle rental industry is particularly affected by changes in the demand for business and leisure travel, especially with respect to levels of airline passenger traffic. Reductions in levels of air travel, whether caused by general economic conditions including inflation, higher airfare costs or other events such as work stoppages, military conflicts, terrorist incidents, civil unrest, cyber security incidents, natural disasters, epidemic or pandemic diseases, recessions or other economic or labor market downturns, or the response of governments to any of these events, could have a material adverse effect on the demand for vehicle rentals overall and for our rental vehicles in particular.

For example, business and leisure travel were significantly adversely affected in all global markets by the COVID-19 pandemic and the unprecedented measures taken by governments and businesses in response resulted in a material adverse effect on our results of operations, financial condition, liquidity and cash flows. Some categories of travel, such as business travel, have not yet returned to pre-pandemic levels. Resurgence of the COVID-19 virus or variants thereof, or other global or regional health crises, could have similar impacts.

Similarly, the COVID-19 pandemic resulted in a significant increase in the use of conferencing and collaboration technology for business, as well as greater shifts to remote work and essential-only travel. A continuation of these trends could result in a prolonged decrease in demand for business-related travel, which could materially and adversely affect demand for our rental vehicles for business travel over the long-term.

In addition to being impacted by broad-based travel trends, our results of operations and financial condition are impacted by more local trends. We derive significant revenues from key leisure destinations, including Florida, California, Texas, Hawaii and New York in the U.S. and major cities in Europe. Travel to leisure destinations is dependent upon the ability and willingness of consumers to travel on vacation, which in turn is impacted by a variety of factors, including weather and climate-related events, geopolitical dynamics in a location and the effect of economic cycles on consumers’ discretionary travel. Uncertainty in overall consumer sentiment in the current economic environment, coupled with military conflicts such as between Russia and Ukraine, may adversely affect leisure travel to certain key markets, and thus have a negative impact on our business.

We face intense competition that may lead to downward pricing or an inability to increase prices.

We believe that price is one of the primary competitive factors in the vehicle rental market and various factors beyond our control may prevent us from pricing our offerings at a level that we believe is appropriate for the quality and service we offer, or that is necessary to fund reinvestments in innovative offerings for customers. Technology has enabled cost-conscious customers, including business travelers, to compare rates available from rental companies more easily, and for competitors to monitor our pricing decisions in real time. Our competitors, some of whom may have greater resources and better access to capital than us, may seek to reduce prices in order to, among other things, attempt to gain a competitive advantage, capture share in a particular geography or class of rental, or compensate for declines in rental activity.

Additionally, pricing in the vehicle rental industry is impacted by the supply of vehicles available for rent. Any significant fluctuations in the supply of rental vehicles available in the market due to unexpected changes in demand, supply chain disruptions, or actions taken by our competitors could require us to make changes to our pricing. Our ability to compete effectively depends, in part, on our ability to maintain a competitive and agile cost structure. If we cannot maintain our costs at a competitive level and with the ability to adapt to changing circumstances, then our business could be materially adversely affected.

We also compete with non-traditional companies for vehicle rental market share, including auto manufacturers, ride-hailing and car sharing companies and other competitors in the mobility industry. To the extent we do not react appropriately to our competition or optimize our revenue and pricing strategies to react to the actions of these

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

competitors, we may experience sub-optimal pricing, sub-optimal asset utilization, poor customer satisfaction, lost revenue and other unfavorable consequences which may materially adversely affect our revenues and results of operations, financial condition, liquidity and cash flows.

Our business is highly seasonal and any occurrence that disrupts rental activity during our peak periods could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

The second and third quarters of the year have historically been the strongest quarters for our vehicle rental business due to increased levels of leisure travel during the summer months in the geographies where we generate most of our revenue. We seek to manage seasonal increases in demand by increasing our available fleet and staff during peak periods, but we may not always be successful in doing so. Any circumstance, occurrence or situation that disrupts rental activity during our peak periods, or our inability to effectively meet heightened demand in those periods, could have a significant and disproportionate impact on our revenue.

We may be unable to accurately estimate future levels of rental activity and adjust the number, location and mix of vehicles used in our rental operations accordingly.

Vehicle costs typically represent our largest expense and vehicle purchases are often made weeks or months in advance of the expected use of the vehicle. Accordingly, our business is dependent upon the ability of our management to accurately estimate future levels of rental activity and consumer preferences with respect to the mix of vehicles used in our rental operations and the location of those vehicles. If we are unable to purchase a sufficient number of vehicles, or the right types of vehicles, to meet consumer demand, we may lose revenue or market share to our competitors. If we purchase too many vehicles, our Vehicle Utilization could be adversely affected and we may not be able to dispose of excess vehicles in a timely and cost-effective manner. If our fleet management systems are unable to accurately estimate future levels of rental activity and determine the appropriate mix of vehicles to purchase and maintain in our rental operations, the results may be obsolescence and excessive aging of fleet, the inability to sell fleet at adequate prices, sub-optimal fleet size and utilization, increased fleet costs, lower customer satisfaction, lost or missing fleet assets, reduced margins and cash flows and other unfavorable consequences which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We are implementing a strategy that focuses on increasing our use of EVs in our fleet, which may not be as successful as we anticipate.

We are embarking on a strategy that includes significantly expanding our EV rental fleet. There are a number of risks associated with expanding our EV fleet, including but not limited to the following:
•Our ability to secure adequate vehicle supply within the time frame we, and our customers, expect;
•The timeline for the build out of the charging infrastructure that is needed to fully support an increase in EVs generally for the public, our ability to facilitate access to that infrastructure for our customers, and our ability to develop our own charging infrastructure;
•Demand for EVs which may be impacted by customer sentiment regarding EVs overall, including with respect to the reliability and safety of EVs and access to charging infrastructure;
•Costs associated with maintaining or repairing EVs and related infrastructure;
•The ability to attract, retain and train talent that is capable of managing an EV fleet;
•Risks related to the battery cells on which EVs depend, including the safety of such products and the associated need to maintain and significantly grow access to battery cells and raw materials;
•Risks related to the data connectivity and the technology upon which the success of these initiatives will rely, such as risks of unauthorized access to modify or use such technology; and
•Possible competition from other vehicle rental providers or mobility industry participants that may implement similar strategies and the possibility that our EV initiatives are not as well-received by our consumer base as anticipated.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

Moreover, although we are sourcing EVs from a growing number of manufacturers, in the near term we remain exposed to a number of risks related to the potential concentration of EV makes and models in our fleet, including the risk that a malfunction, recall or lack of availability of replacement parts for a particular EV make and model could have an outsized impact on our ability to offer EVs, or that demand from our customers for the particular EVs we acquire may be lower than we anticipate. We have a partnership with Uber to make Tesla EVs available for their drivers to rent on the Uber network in North America and Europe. The success of this initiative will be dependent in part on the factors described above.

In addition, the success of our strategic initiatives related to EVs depends, in part, on the economics ultimately associated with EVs, including depreciation rates and residual values of EVs and the cost of financing EVs, which will impact the attractiveness of our EVs to our customers. These economics are evolving due to the developing nature of the EV market. Outcomes associated with these economic factors could materially impact the success of such initiatives. If we do not adequately address potential risks related to EVs, our future revenue potential may be impacted and our ability to pursue our EV initiatives could be compromised.

We may fail to adequately respond to changes in technology that are impacting the mobility industry.

The mobility industry has recently been characterized by rapid changes in technology innovation and deployment to address evolving customer demands, improve operational efficiency and disrupt competitive dynamics. Examples include technology solutions designed to: address increasing customer expectations improving vehicle maintenance and utilization and enable traditional and non-traditional competitors to introduce transportation offerings, consumption models and vehicle platforms, including EVs and autonomous vehicles and other potentially disruptive technologies. Our ability to continually improve our technology platforms, processes and products in this environment is essential to maintain a competitive position in customer satisfaction, market share and cost structure.

Due to natural complexity in technology innovation, potentially high costs of certain initiatives, and the competition for talent in the technology space, we may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced product offerings. These challenges related to emerging technology may result in loss of competitive differentiation, margin erosion, declining market share, inability to achieve our strategic initiatives, inefficient or outdated service delivery platforms, inability to attract or retain key talent and other unfavorable consequences that may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

The mix of program and non-program vehicles in our fleet, as well as declining values of our non-program vehicles, can subject us to an increased residual value risk.

We use program and non-program vehicles in our fleet. With program vehicles, vehicle manufacturers agree to repurchase the vehicles at a specified price or guarantee the depreciation rate on the vehicles during a specified time period. Using program vehicles in our fleet can often alleviate our residual value risk because of the terms of our agreements with the vehicle manufacturer for repurchases and guaranteed depreciation on those vehicles. Additionally, program vehicles provide flexibility because we may be able to sell certain program vehicles shortly after having acquired them at a higher value than what we could for a similar non-program vehicle at that time, which is useful in managing demand for vehicles. These benefits diminish when there are fewer program vehicles in our fleet.

The significant majority of vehicles in our fleet are non-program vehicles. We sell our non-program vehicles through a variety of channels, including auction, dealer direct wholesale, direct sales to third parties and retail. As a result of the factors that can affect the market for used vehicles described below, our retail sales channels may not provide stable or desirable vehicle prices in the future compared to the wholesale disposition channels.

For non-program vehicles, there is an increased risk that the net amount realized upon the disposition of the vehicle will be less than its estimated residual value at such time. The residual values of non-program vehicles are affected by the market for used vehicles. Vehicle purchases are typically discretionary for consumers and the retail market

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

for used vehicles is subject to many economic factors, such as demand, consumer interests, inventory levels, pricing of new car models, interest rates, fuel costs, tariffs and other general economic conditions. Any decrease in residual values of our non-program vehicles could result in a substantial loss on the sale of such vehicles or accelerated depreciation while we own the vehicles, which can materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We may be unable to purchase adequate supplies of competitively priced vehicles or the cost of the vehicles we purchase may increase significantly without a compensating increase in vehicle rental rates or residual values.

Our vehicle purchase strategies have in the past been and may in the future be affected by commercial, economic, market and other conditions, including a reduction of supply from auto manufacturers and any rebates or other incentives offered by them for our purchases. Purchases of vehicles from manufacturers are generally made pursuant to master agreement or framework agreements and are generally subject to potential delay or cancellation by manufacturers. Although we work with manufacturers on a continuous basis to gain a mutual understanding of their supply of, and our demand for, vehicles, the process by which we normally purchase vehicles does not always guarantee the availability of the desired vehicles on a timely basis, or provide us with remedies for any unavailability. Used vehicle supply and pricing can be impacted by the same factors relevant to the available supply and pricing of new vehicles, or the new vehicle market itself. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles, whether new or used, at competitive prices and on competitive terms and conditions, or that we would be able to compensate for increased acquisition costs through vehicle rental rates or residual values. In addition, if we are unable to purchase new vehicles at competitive prices to refresh our fleet, increased maintenance costs in relation to our existing fleet may put further pressure on our results of operations and financial condition.

The failure of a manufacturer of our program vehicles to fulfill its obligations under a repurchase or guaranteed depreciation program could expose us to losses on those program vehicles.

If any manufacturer of our program vehicles does not fulfill its obligations under its repurchase or guaranteed depreciation agreement with us, whether due to default, reorganization, bankruptcy or otherwise, then we would have to dispose of those program vehicles without receiving the benefits of the associated repurchase programs. In addition, we could be left with a substantial unpaid claim against the manufacturer with respect to program vehicles that were sold back to the manufacturer but not paid for, or that were sold for less than their agreed repurchase price or guaranteed value.

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

The Raechel and Jacqueline Houck Safe Rental Car Act of 2015 prohibits us from renting or selling vehicles with open federal safety recalls and requires us to repair or address these recalls. If a large number of vehicles are the subject of a recall at one time, or if needed replacement parts are not in adequate supply, we may not be able to service all of our available demand for a significant period of time. The potential impact of a recall may be particularly severe if it impacts a model that comprises a significant proportion of our fleet, or parts that are common across numerous model types, such as recalls of airbags in recent years. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our vehicles and could also

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

result in the loss of business to competitors whose fleets are not similarly impacted. Depending on the severity of any recall, it could materially adversely affect, among other things, our revenues, create customer service problems, present liability claims, reduce the residual value of the recalled vehicles and harm our general reputation.

We rely on third-party distribution channels for a significant amount of our revenues.

Third-party distribution channels account for a significant amount of our vehicle rental reservations. These third-party distribution channels include traditional and online travel agencies, third-party internet sites, airlines and hotel companies, marketing partners such as credit card companies and membership organizations and global distribution systems that allow travel agents, travel service providers and customers to connect directly to our reservations systems. Loss of access to or prominence within any of these channels, changes in pricing or commission structures or other terms within these channels, or a reduction in transaction volume through these channels could have a material adverse effect on our financial condition or results of operations, liquidity and cash flows, particularly if our customers are unable to access our reservation systems through alternate channels.

If our customers develop loyalty to internet travel intermediaries rather than our brands, our financial results may suffer.

Certain internet travel intermediaries, such as online travel agencies and third-party internet sites, use generic indicators of the type of vehicle (such as “standard” or “compact”) at the expense of brand identification. In addition, some intermediaries have launched their own loyalty programs to develop loyalties to their reservation system rather than to our brands. If the volume of sales made through internet travel intermediaries increases significantly and consumers develop stronger loyalties to these intermediaries than to our brands, or if our market share suffers due to lower levels of customer loyalty, our business and revenues could be adversely affected.

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

Maintaining favorable brand recognition is essential to our success, and failure to do so could materially adversely affect our business.

Our business is heavily dependent upon the favorable brand recognition that our “Hertz”, “Dollar” and “Thrifty” brand names have in the markets in which they participate. Factors affecting brand recognition are often outside our control, and our efforts to maintain or enhance favorable brand recognition, such as marketing and advertising campaigns, may not have their desired effects. Negative claims or publicity regarding, among other things, our Company or our operations, offerings, practices, or customer service may damage our brands or reputation, even if such claims are untrue. In addition, although our licensing partners are subject to contractual requirements to protect our brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions, and various laws may limit our ability to enforce the terms of these agreements or to terminate the agreements. Any decline in perceived favorable recognition of our brands or damage to our reputation could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We may face issues with our union-represented employees.

Active labor contracts covering the terms of employment for the Company's union-represented employees in the U.S. are presently in effect, many of which cover employees at our larger airport locations, primarily with the International Brotherhood of Teamsters and the International Association of Machinists. These contracts are renegotiated periodically, and we anticipate renegotiating labor contracts with approximately 32% of these

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

employees in 2023. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that contract extensions, work stoppages or other labor disturbances could occur in the future. In addition, our non-union-represented workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

RISKS RELATED TO INFORMATION TECHNOLOGY, CYBER SECURITY AND PRIVACY

Cyber security threats continue to increase in frequency and sophistication, and a successful cyber security attack could interrupt or disrupt our information technology systems, or those of our third-party service providers, which could, among other things, disrupt our business, force us to incur costs or cause reputational harm.

We encounter continuous risk of exposure to cyber attacks and other security threats to our information networks and systems and the information stored on those networks and systems. Cyber attacks are increasing in their frequency, sophistication and intensity, have become increasingly difficult to detect, and may be exacerbated at any time by escalation of geopolitical tensions. Cyber attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks, and other attacks, all of which are intended to affect business continuity and threaten the availability, confidentiality and integrity of our information. Cyber attacks can also include phishing attempts or other methods to cause confidential information, payments or other data to be transmitted to an unintended recipient. Cyber threats can have an external or internal origin. Cyber threat actors also attempt to exploit vulnerabilities through software that is commonly used by companies in cloud-based services, programs and bundled software. Like many other companies, we detect attempts by third parties to gain access to our systems and networks on a frequent basis, and the frequency of such attempts could increase in the future. At this time, we do not believe that any such attempts have had a material effect on our business, operations or financial condition. We have invested in the protection of data and information technology, and actively work to enhance our business continuity and disaster recovery capabilities to ensure resilience; however, there can be no assurance that our efforts will be successful.

We monitor our obligations under and compliance with global laws requiring information security safeguards and notification in the event of a security breach. We respond to potential security issues by utilizing procedures that provide for controls on detecting and addressing cyber security threats and communicating information to senior personnel and security representatives that we retain. We have also taken steps to address cyber security threats at third parties that handle, possess, process and store our information to mitigate the potential risk to us, including both service providers and licensee and franchisee. Such measures include contractually requiring the third parties to maintain certain data security controls. However, because of the rapidly changing nature and sophistication of security threats, which can be difficult to detect, there can be no assurance that our controls, policies and procedures have or will detect or prevent all of these threats, and we cannot predict the full impact of any past or future incident.

Any failure by us to effectively address, enforce and maintain our information technology infrastructure and cyber security requirements may result in substantial harm to our business, including major disruptions to business operations, loss of intellectual property, release of confidential information, malicious corruption of data, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity. Additionally, although we maintain insurance coverage to address cyber security events that we believe is adequate for our business, there can be no assurance that such insurance will cover substantially all situations and all our potential costs and expenses related to cyber security incidents that may happen in the future.

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

In the ordinary course of our business, we evaluate, upgrade and consolidate our systems, including by making changes to legacy systems, replacing legacy systems with successor systems with new functionality, outsourcing certain systems, and acquiring new systems with new functionality. We deploy significant capital expenditures in connection with these activities. If we fail to maintain comprehensive technology enablement and effective processes, we may be unable to support business growth expectations, and such failure could result in excessive overhead costs, high rates of transaction failures and rework, detrimental impact to customers, excessive write-offs, service quality issues, declining employee morale, loss of key talent and other unfavorable consequences. If we fail to effectively implement system upgrades, system changes or our outsourcing plans, we may negatively impact our ability to manage our business, disrupt our internal control structure, incur additional administration and operating expenses, place undue demands on management time, and experience other negative impacts associated with delays or difficulties in transitioning to new systems. These risks are elevated when legacy systems and infrastructure updates are delayed or otherwise not made on a timely basis, which can result in a heightened security risk. In addition, the implementation of our technology initiatives and systems, including updates to legacy systems, may cause disruptions in our business operations by severely degrading performance or a complete loss of service and have an adverse effect on our business and operations if not anticipated and appropriately mitigated.

The misuse or theft of information we possess, including as a result of cyber security breaches, could harm our brand, reputation or competitive position and give rise to liabilities which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

In the normal course of business, we regularly collect, process and store non-public information about millions of individuals and businesses, including both credit and debit card information and other sensitive and confidential personal information. In addition, our customers regularly transmit sensitive and confidential information to us via the internet and through other electronic means. Despite the security measures and compliance programs we currently maintain and monitor, our facilities, vehicles and systems and those of our third-party service providers may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our facilities or systems, or those of third parties with whom we do business, through fraud, misrepresentation, or other forms of deception. We and our service providers may not anticipate or prevent all types of attempts to obtain unauthorized access, and techniques used to obtain unauthorized access to systems change frequently. For example, in recent years, many companies have been subject to high-profile security breaches that involved sophisticated and targeted attacks on the company’s infrastructure and the compromise of non-public sensitive and confidential information. These attacks were often not recognized or detected until after the disclosure of sensitive information notwithstanding the preventive and anticipative measures the companies had maintained. While we work to continuously evaluate our security throughout our business and make appropriate changes to our operating processes, improve our defenses and implement security measures designed to safeguard our systems and data, our efforts may not meet the ever evolving level of sophistication of the attacks or our measures may not be sufficient to maintain the confidentiality,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

security, or availability of the data we collect, store, and use to operate our business. Additionally, any failure to manage information privacy in compliance with applicable laws, whether as a result of our own error or the error or malfeasance of others, could result in regulatory fines and sanctions, litigation, prolonged negative publicity, data breaches, declining customer confidence, loss of key customers, employee liability, and other unfavorable consequences.

We may face particular data protection, data security and privacy risks in connection with the European Union's Global Data Protection Regulation, the California Consumer Privacy Act and other privacy laws and regulations.

Our business requires the secure processing and storage of personal information relating to our customers, employees, business partners and others. Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personally-identifying information are continuously evolving in the European Union, U.S. and other jurisdictions in which we operate. In particular, the European Union’s General Data Protection Regulation (the “GDPR”) imposes compliance obligations for the collection, use, retention, security, processing, transfer and deletion of personally identifiable information of individuals. In addition, countries such as the United Kingdom have implemented the GDPR through their own legislation, for example, the UK Data Protection Act of 2018. Privacy laws in the U.S. include the California Consumer Privacy Act (the “CCPA”), as amended, which expands the definition of personal information and grants, among other things, individual rights to access and delete personal information, and the right to opt out of the sale of personal information. These laws and regulations can also impose significant forfeitures and penalties for noncompliance and afford private rights of action to individuals under certain circumstances.

We actively monitor compliance with data protection and privacy-related laws and other regulations, including pending legislation, in the jurisdictions we operate; however, these laws are developing rapidly and may create inconsistent or conflicting requirements. Changes in the legal and regulatory environments in the areas of customer and employee privacy, data security, and cross-border data flows could have a material adverse effect on our business, primarily through the regulation of our marketing and transaction processing activities, the limitation on the types of information that we may collect, process and retain, the resulting costs of complying with such legal and regulatory requirements and potential monetary forfeitures and penalties for noncompliance, which could be significant. Such regulations also may increase our compliance and administrative burden significantly and require us to invest resources and management attention in order to update our information technology systems to meet new requirements.

RISKS RELATED TO LEGAL, REGULATORY AND TAX MATTERS

Our foreign operations expose us to risks that may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We generate a portion of our revenue outside the U.S. Operating in many different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change and are often much different than the domestic laws in the U.S., including laws relating to taxes, automobile-related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk, as well as limitations on our ability to repatriate income; (iii) varying tax regimes, including consequences from changes in applicable tax laws and our ability to repatriate cash from non-U.S. affiliates without adverse tax consequences; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; and (v) political and economic instability, natural calamities, war, and terrorism.

The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, financial condition, liquidity and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

The disposition of revenue earning vehicles may result in taxable income which might not be fully offset by the taxable expense associated with newly purchased revenue earning vehicles.

We are permitted under the Tax Cuts and Jobs Act (the “TCJA”) to expense, in the year of acquisition, 100% of the acquisition costs in the year of acquisition for vehicles purchased during the years 2017 through 2022. The TCJA reduces the expensing percentage ratably by 20% each year 2023 through 2027. This reduction could result in tax depreciation and expensing of newly purchased vehicles that are significantly less than the tax cost associated with the disposition of vehicles. In addition, vehicles purchased using certain financing arrangements are not eligible for this accelerated depreciation election. If we choose to purchase vehicles using such financing arrangements, or if our existing financing arrangements are deemed not to qualify under the Code, our ability to claim accelerated expensing would be limited.

Further, a material and extended reduction in vehicle purchases by our U.S. vehicle rental business, for any reason, would similarly limit the amount of tax expense available to offset the tax cost associated with the disposition of vehicles.

Any of the foregoing developments could result in the requirement for us to make future material cash tax payments on the disposition of revenue earning vehicles, which could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Our ability to utilize our net operating loss carryforwards (“NOLs”) may be limited as a result of ownership change under Section 382 of the Code.

In general, Section 382 of the Code provides an annual limitation with respect to the ability of a corporation to utilize its NOLs and other tax attributes, as well as certain built-in-losses ("BILs"), against future taxable income in the event of a change in ownership.

Limitations imposed on our ability to use NOLs, other tax attributes and BILs to offset future taxable income may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs and other tax attributes to expire unused. Similar rules and limitations may apply for state and foreign income tax purposes. If we experience an ownership change, it is possible that a significant portion of our tax attributes could be limited for use to offset future taxable income.

We face risks related to liabilities and insurance.

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the vehicles rented or sold by us, and for employment-related injury claims by our employees. We are currently a defendant in numerous actions and have received numerous claims for which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from us. We generally self-insure up to $10 million per occurrence globally and we retain insurance coverage in excess of retentions in amounts we deem prudent. There can be no assurance that we will not be exposed to uninsured liability at levels in excess of our historical levels, that liabilities in respect of existing or future claims will not exceed the level of our insurance or reserves, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See Item 1, “Business - Insurance and Risk Management” and Note 15, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements included in this 2022 Annual Report under the caption Item 8, ‘‘Financial Statements and Supplementary Data.”

Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We are subject to federal, state, local and foreign environmental laws and regulations in connection with our operations, including with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and used oils. We cannot guarantee that the tanks will remain free from

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

leaks or that the use of these tanks will not result in significant spills or leakage. If a leak or a spill occurs, it is possible that the costs to investigate and remediate resulting impacts, as well as any associated fines, could be significant. Historically, we have indemnified property owners for the costs associated with remediating certain hazardous substance storage, recycling or disposal sites and, in some instances, for natural resource damages. Compliance with existing or future environmental laws and regulations may require material expenditures by us or otherwise have a material adverse effect on our consolidated financial condition, results of operations, liquidity or cash flows. See Item 1, ‘‘Business—Government Regulation and Environmental Matters’’ in this 2022 Annual Report.

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

Changes in the U.S. legal and regulatory environment that affect our operations could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

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

For example, any new, or change in existing, U.S. law and regulation with respect to optional insurance products or policies could increase our costs of compliance or make it uneconomical to offer such products. For further discussion regarding how changes in the regulation of insurance intermediaries may affect us, see Item 1, ‘‘Business—Insurance and Risk Management’’ in this 2022 Annual Report. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

Also, we derive revenue through rental activities of our brands under franchise and license arrangements. These arrangements are subject to various international, federal and state laws and regulations that impose limitations on our interactions with our counterparties. In addition, the used-vehicle sale industry, including our network of company-operated retail vehicle sales locations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales and related finance and insurance matters, advertising, licensing, consumer protection and consumer privacy. Changes in the laws and regulations that impact our franchising and licensing agreements or our used-vehicle sales operation could adversely affect our results.

In most jurisdictions where we operate, we pass-through various expenses, including the recovery of vehicle licensing costs and airport concession fees, to our rental customers as separate charges. We believe that our expense pass-throughs, where imposed, are properly disclosed and are lawful. However, in the event of incorrect calculations or disclosures with respect to expense pass-throughs, or a successful challenge to the methodology we have used for determining our expense pass-through treatment, we could be subject to fines or other liabilities. In addition, we may in the future be subject to potential legislative, regulatory or administrative changes or actions which could limit, restrict or prohibit our ability to separately state, charge and recover vehicle licensing costs and airport concession fees.

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

We are subject to many forms of taxation in the jurisdictions throughout the world in which we operate, including, but not limited to, income tax, withholding tax, indirect tax, and payroll-related taxes. Tax law and administration are extremely complex and often require us to make subjective determinations.

For example, in accordance with Section 482 of the Code and the Organization for Economic Cooperation and Development guidelines, we have established transfer pricing policies to govern our intercompany operations. Implementing transfer pricing policies can be extremely complex.

Tax authorities could disagree with our policies, which disagreements could result in lengthy legal disputes and, ultimately, the payment of substantial funds to government authorities, which could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

An impairment of our goodwill and other indefinite-lived intangible assets could have a material impact to our results of operations.

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event, we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. The reviews of fair value involve judgment and estimates, including projected revenues, projected cash flows, long-term growth rates, royalty rates and discount rates. A significant decline in any of the items used to determine fair value, as well as other triggering events, could result in a material impairment charge. For details of our annual impairment testing, see Note 5, "Goodwill and Intangible Assets, Net," to the Notes to our consolidated financial statements included in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Our global business requires a compliance program to promote organizational adherence to applicable laws and regulations.

We have a compliance program that promotes a culture of ethical behavior and adherence to applicable laws and regulations. The program is designed to (i) identify applicable anti-bribery requirements (e.g., laws limiting commercial bribery and corruption), (ii) identify applicable antitrust requirements (e.g., laws to prevent price fixing, contract rigging, market or customer allocations, etc.), (iii) interpret the application of such requirements, (iv) educate target audiences and (v) provide independent, ongoing compliance monitoring.

Our operations in many different countries increases the risk of a violation, or alleged violation, of the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, other applicable anti-corruption laws and regulations, the economic sanctions programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the anti-boycott regulations administered by the U.S. Department of Commerce's Office of Anti-Boycott Compliance. The failure of our program to operate as designed can result in a failure to comply with applicable laws, which could result in significant penalties or otherwise harm the Company’s reputation and business. There can be no assurance that all of our employees, contractors and agents will comply with the Company’s policies that mandate compliance with these laws. Violations of these laws could result in legal and regulatory sanctions, increased litigation and fines, prolonged negative publicity, diminished investor confidence, declining employee morale and other unfavorable consequences, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows.

Hertz Holdings is a holding company with no operations of its own and depends on its subsidiaries for cash.

The operations of Hertz Holdings are conducted nearly entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends on its common stock is dependent on the earnings and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

the receipt of funds from its subsidiaries via return of paid-in capital, dividends or intercompany loans. However, none of the subsidiaries of Hertz Holdings are obligated to make funds available to Hertz Holdings for the payment of dividends or the service of its debt. In addition, certain states' laws and the terms of certain of our debt agreements significantly restrict, or prohibit, the ability of Hertz and its subsidiaries to pay dividends, make loans or otherwise transfer assets to Hertz Holdings, including state laws that require dividends to be paid only from surplus. If Hertz Holdings does not receive cash from its subsidiaries, then Hertz Holdings' financial condition could be materially adversely affected.

Failure to meet ESG expectations or standards or achieve our ESG goals could adversely affect our business, results of operations or financial condition.

There has been an increased focus from stakeholders on the environmental, social and governance performance of companies, including in the areas of greenhouse gas emission levels; diversity, equity, and inclusion initiatives; sourcing and supply chain activities; human rights records; and overall corporate governance profile. This has resulted in expanding and increasingly complex expectations related to reporting, diligence, and disclosure on ESG topics. These developments and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows. Given our commitment to being a responsible corporate citizen, we actively manage ESG issues through various initiatives which we may refine or expand further in the future. Our failure or perceived failure to achieve ESG goals, maintain practices aligned with stakeholder expectations for “best practices,” or comply with new ESG expectations could harm our reputation, adversely impact our ability to attract and retain customers and talent, and expose us to increased scrutiny from a range of stakeholders. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on ESG-related issues. Damage to our reputation may reduce demand for our products and services and thus have an adverse effect on our future financial results.

RISKS RELATED TO OUR INDEBTEDNESS

Our indebtedness exposes us to various risks, which could impair our financial condition.

As of December 31, 2022, we had total indebtedness of approximately $13.9 billion, including $10.9 billion of vehicle related debt and $3.0 billion of non-vehicle debt. A portion of our indebtedness bears interest at variable rates, which exposes us to risks inherent in interest rate fluctuations and higher interest expenses in the event of increases in interest rates. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this 2022 Annual Report for additional information related to interest rate risk.

Our ability to satisfy and manage our debt obligations depends on our ability to generate cash flow and on overall financial market conditions. Factors driving the overall condition of the financial markets are beyond our control. Furthermore, if we are unable to generate sufficient cash flow from operations to service our debt obligations and meet our other cash needs, we may experience limited access or be unable to access financial markets for additional capital and may be forced to reduce or delay capital expenditures, sell or curtail assets or operations, or seek to restructure or refinance our indebtedness. If we must reduce or delay investment or sell or curtail our assets or operations, it may negatively affect our ability to generate revenue. Additionally, there can be no assurance that we would be able to borrow additional amounts or refinance our current indebtedness to fund working capital, capital expenditures, debt service requirements, execution of our business strategy or acquisitions and other purposes on favorable terms.

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

Our asset-backed and asset-based financing capacity could be decreased, our financing costs and interest rates could be increased, or our future access to the financial markets could be limited, as a result of risks and contingencies, many of which are beyond our control, including: (i) the acceptance by credit markets of the structures and structural risks associated with our asset-backed and asset-based financing arrangements; (ii) the credit ratings provided by credit rating agencies for our asset-backed indebtedness; (iii) third parties requiring changes in the terms and structure of our asset-backed or asset-based financing arrangements, including increased credit enhancement or required cash collateral and/or other liquid reserves; (iv) the insolvency or deterioration of the financial condition of one or more of our principal vehicle manufacturers; or (v) changes in laws or regulations that negatively affect any of our asset-backed or asset-based financing arrangements. Although we continued to maintain access to asset-backed financing during the Chapter 11 Cases, the cost of such facilities was in excess of costs incurred by our competitors. Following our emergence from bankruptcy, the cost of asset-backed financing has returned to competitive levels, however, there can be no assurance that this competitive disadvantage will not reoccur in the future.

Our asset-backed and certain asset-based vehicle financing facilities include credit enhancement provisions that require us to provide cash or additional vehicle collateral in the event the estimated market values for the vehicles used as collateral decrease below net book values. As a result, reductions in the estimated market value of vehicles used as collateral could adversely affect our profitability, require us to use cash intended for other purposes as collateral, and potentially lead to decreased borrowing base availability. Similarly, if the used vehicle marketplace were to become impaired resulting in sales of vehicles below net book value, we may have difficulty meeting the minimum required collateral levels requiring us to add additional collateral in the form of cash or additional vehicles. In the event that we cannot post additional collateral, the principal under our asset-backed and certain asset-based financing arrangements may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our special purpose financing subsidiaries. If that event were to occur (or any other liquidation events), the holders of our asset-backed and certain asset-based debt may have the ability to exercise their right to direct the trustee or other secured party to foreclose on and sell vehicles to generate proceeds sufficient to repay such debt.

Failure by us to have proper financing and debt management processes may result in cash shortfalls and liquidity problems, the need to seek emergency financing at high interest rates, violations of debt covenants, and an inability to execute strategic initiatives. These outcomes could negatively affect our liquidity and ability to maintain sufficient levels of revenue earning vehicles to meet customer demands, and could trigger cross-defaults under certain of our other financing arrangements.

Substantially all of our consolidated assets secure certain of our outstanding indebtedness, which could materially adversely affect our debt and equity holders and our business.

Substantially all of our consolidated assets are subject to security interests or are otherwise encumbered for the benefit of the lenders under our senior credit facilities, and our revenue earning vehicles and certain related vehicle assets are subject to security interests or are otherwise encumbered for the benefit of our asset-backed and asset-based financing arrangements. As a result of substantially all of our assets being encumbered for the benefit of certain creditors, our various secured creditors have liquidation priorities ahead of other stakeholders of our business.

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

The TCJA, which was temporarily modified by the Coronavirus Aid, Relief, and Economic Security Act, imposed significant limitations on the deductibility of business interest expense under Section 163(j). These limitations could result in additional material cash tax payments that could adversely affect our results of operations and liquidity. Furthermore, in the event our debt instruments were to be recharacterized as equity for tax purposes, the Company would not be entitled to deduct the payments as interest and could be assessed withholding taxes on payments to certain lenders, which could adversely affect our results of operations and liquidity.

RISKS RELATED TO OUR OWNERSHIP OF COMMON STOCK

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Stock repurchases could also increase the volatility of our stock and could diminish our liquidity.

Our Board has authorized a stock repurchase program that does not have an expiration date. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. Further, stock repurchases could affect the market price of our common stock or increase its volatility and decrease our cash balances and/or our liquidity. The Inflation Reduction Act of 2022 imposes a non-deductible 1% excise tax on the fair market value of stock repurchases commencing in 2023 that exceed $1 million in a taxable year, which will make our share repurchase program more expensive.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

Anti-takeover provisions in our charter documents and under Delaware law, as well as ownership of a significant percentage of our common stock by the Plan Sponsors, could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our common stock.

Provisions in the Hertz Holdings Certificate of Incorporation and Bylaws may have the effect of delaying or preventing a change of control or changes in our management, including, generally, provisions that:
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

These provisions may make it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we have elected not to be governed by Section 203 of the General Corporation Law of the State of Delaware (the "DGCL"), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with a stockholder owning 15% or more of our outstanding voting stock, unless the stockholder has held the stock for a period of at least three years.

The significant ownership interests held by our Plan Sponsors, which we believe as of December 31, 2022, exceeded 50% of our outstanding common stock, means that the Plan Sponsors have the ability to control matters requiring stockholder approval, such as director elections, amendments to the Hertz Holdings Certificate of Incorporation and significant corporate transactions. With respect to such matters, the Plan Sponsors’ interests may not align with those of other stockholders or they may take actions that other stockholders do not view as beneficial. This could delay or prevent a change of control transaction or discourage a potential acquirer from pursuing such a transaction, which transaction might have otherwise been of benefit to the other stockholders. The Plan Sponsors’ ownership may also adversely affect the trading price for our common stock if potential investors perceive disadvantages in investing in a company with controlling stockholders.

The choice of forum provision in our Certificate of Incorporation could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or agents.

Our Certificate of Incorporation provides that, unless we consent in writing to an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (the “Court of Chancery”) is the sole and exclusive forum for any stockholder to bring any state law claim for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of a breach of fiduciary duty owed by any director, officer, employee, or agent of the Company to us or to our stockholders, (3) any action asserting a claim against us arising pursuant to the DGCL, our Certificate of Incorporation or Bylaws, (4) any action or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery, and (5) any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, the choice of forum provision provides that, unless the Company consents in writing to the selection of an alternative forum, claims brought under the Securities Act must be brought exclusively in the federal district courts of the United States. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or agents, which may discourage such lawsuits against us and our directors, officers and agents. Alternatively, if a court were to find the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

We have a business continuity management plan designed to (i) identify key assets, operations and underlying threats, (ii) define and assess relevant threats (e.g., natural disasters, pandemics, terrorism, etc.) on business operations, (iii) develop and maintain disaster recovery strategies and business resumption plans to minimize the impact of both known and unknown threats and (iv) test the adequacy of our action plans. If our business continuity management plan fails to operate as intended, we may experience significant business disruptions, release of confidential information, malicious corruption of data, regulatory intervention and sanctions, prolonged negative publicity, litigation and liabilities, product and service quality failures, irreparable harm to customer relationships and other unfavorable consequences which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We participate in multiemployer pension plans and could face a significant liability if we withdraw from participation in such plans or in the event other employers in such plans withdraw or are unable to, or fail to, pay their liabilities.

In the event that we withdraw from participation in one of the multiemployer plans in which we participate, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

reflect that as an expense in our consolidated statements of operations and as a liability on our consolidated balance sheets. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. If our multiemployer plans have underfunded liabilities, such underfunding may increase in the event other employers become insolvent, withdraw from the applicable plan or are unable or fail to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial condition, results of operations, liquidity and cash flows. See Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2022 Annual Report under the caption Item 8, ‘‘Financial Statements and Supplementary Data."

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate vehicle rental locations at or near airports and in central business districts and suburban areas of major cities in the U.S. The states of California, Florida, Hawaii, New York and Texas include approximately 30% of our Americas RAC segment rental locations. We also operate vehicle rental operations internationally, where Australia, France, Germany, Italy and Spain include approximately 30% of our International RAC segment rental locations.

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

ITEM 3. LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 15, "Contingencies and Off-Balance Sheet Commitments," to the Notes to our consolidated financial statements in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The table below sets forth, as of January 26, 2023, the names, ages, number of years employed by the Company and positions of our executive officers.

Name	Age	Number of Years Employed	Position
Stephen M. Scherr	58	—	Chief Executive Officer
Paul E. Stone	52	4	President and Chief Operating Officer
Kenny K. Cheung	40	4	Executive Vice President and Chief Financial Officer
Colleen R. Batcheler	49	—	Executive Vice President, General Counsel and Secretary
Eric J. Leef	49	2	Executive Vice President and Chief Human Resources Officer
Alexandra D. Brooks	52	2	Senior Vice President and Chief Accounting Officer

Mr. Scherr has served as Chief Executive Officer and a member of the Company's Board of Directors since February 2022. Mr. Scherr was appointed Chairperson of the Board of Directors in January 2023. Prior to joining the Company, Mr. Scherr spent nearly three decades at Goldman Sachs, leading a range of strategic and operational functions. He most recently served as Chief Financial Officer of Goldman Sachs from 2018 through 2021, and CEO of Goldman Sachs Bank USA and Head of the Consumer & Commercial Bank Division from 2016 to 2018. Prior to joining Goldman Sachs, Mr. Scherr practiced law. Mr. Scherr holds a J.D. from Harvard Law School and an A.B. from the Woodrow Wilson School of Public and International Affairs at Princeton University.

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

Ms. Batcheler has served as Executive Vice President, General Counsel and Secretary of the Company since May 2022. Ms. Batcheler has more than 15 years of experience as a general counsel and senior leader of publicly-traded companies, and more than 20 years of experience practicing law. Prior to joining the Company, Ms. Batcheler served as Executive Vice President, General Counsel and Corporate Secretary at Conagra Brands, Inc., one of North America's leading branded food companies, from September 2009 to April 2022. Prior to that, she served in other senior management roles at Conagra since June 2006. Prior to joining Conagra, Ms. Batcheler served as Vice President and Corporate Secretary at Albertson's, Inc., Associate Counsel with The Cleveland Clinic Foundation and as an Associate with the law firm of Jones Day. She earned her J.D. from Case Western Reserve School of Law, and a Bachelor of Arts degree in political science from the State University of New York College at Fredonia.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HERTZ GLOBAL

As of January 26, 2023, there were 875 holders of record of Hertz Holdings common stock.

Hertz Holdings paid no cash dividends on its common stock in 2022 or 2021, and it does not expect to pay dividends on its common stock for the foreseeable future.

Since Hertz Holdings does not conduct business itself, any dividends on, and repurchases of, its common stock must be funded using dividends from Hertz, amounts borrowed under a master loan agreement with Hertz or independent borrowings. The credit agreements governing Hertz's First Lien Credit Facilities restrict Hertz's ability to make dividends and certain payments, including payments to Hertz Holdings to fund dividends on Hertz Holdings' common stock or for share repurchases.

Nasdaq Listing

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

In conjunction with the Nasdaq listing, certain selling stockholders of Hertz Global offered and sold 44,520,000 shares of Hertz Global's common stock to the public. Of these shares, Hertz Global repurchased from the underwriters 10,344,828 shares for an aggregate purchase price of approximately $300 million. This amount is included in treasury stock in the accompanying Hertz Global consolidated balance sheets as of December 31, 2022 and 2021 under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2022 Annual Report.

Repurchases of Equity Securities

Share Repurchase Programs for Common Stock

In November 2021, Hertz Global's Board of Directors approved a share repurchase program that authorized the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock (the "2021 Share Repurchase Program"). During the second quarter of 2022, the Company completed the 2021 Share Repurchase Program by repurchasing 80,677,021 shares of Hertz Global's common stock during the first and second quarters of 2022 at an average share price of $19.74 for an aggregate purchase price of $1.6 billion. Under the completed 2021 Share Repurchase Program, a total of 97,783,047 shares of Hertz Global common stock were repurchased for an aggregate purchase price of $2.0 billion.

In June 2022, Hertz Global's Board of Directors approved a new share repurchase program (the "2022 Share Repurchase Program") that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. Between inception and December 31, 2022, a total of 47,303,009 shares of Hertz Global's common stock were repurchased under the 2022 Share Repurchase Program at an average share price of $17.64 for an aggregate purchase price of $835 million.

Between January 1, 2023 and January 26, 2023, a total of 1,079,647 shares of Hertz Global's common stock were repurchased under the 2022 Share Repurchase Program at an average share price of $16.51 resulting in an aggregate purchase price of $18 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Any repurchases are made at the discretion of management and may be executed through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws. The 2022 Share Repurchase Program has no initial time limit, does not obligate us to acquire any particular amount of common stock and can be discontinued at any time. There can be no assurance as to the timing or number of shares of any future repurchases.

The following table provides a breakdown of our equity security repurchases during the fourth quarter of fiscal year 2022.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of the publicly announced plan or program	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the publicly announced plan or program (In thousands, except share data)
Common Stock
October 1 – October 31, 2022	9,353,998	$17.26	9,353,998	$1,318,688
November 1 – November 30, 2022	2,464,041	$17.69	2,464,041	$1,275,088
December 1 – December 31, 2022	7,044,124	$15.57	7,044,124	$1,165,376
Total	18,862,163	$16.69	18,862,163	$1,165,376

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
Global's emergence from bankruptcy and its Nasdaq listing), at the market close, through December 31, 2022. Share price performance presented below is not necessarily indicative of future results.
COMPARISON OF CUMULATIVE TOTAL RETURN AMONG HERTZ GLOBAL HOLDINGS, INC.,
RUSSELL 1000 INDEX AND MORNINGSTAR RENTAL & LEASING SERVICES INDUSTRY GROUP
ASSUMES DIVIDEND REINVESTMENT
HERTZ

There is no established public trading market for the common stock of Hertz. Rental Car Intermediate Holdings, LLC, which is wholly-owned by Hertz Holdings, owns all of the outstanding common stock of Hertz.

The credit agreements governing Hertz's First Lien Credit Facilities restrict Hertz's ability to make dividends and certain payments, including payments to Hertz Holdings for dividends on Hertz Holdings' common stock or for share repurchases. Following receipt of consent obtained from the lenders of Hertz's First Lien Credit Facilities to permit the retirement of preferred stock, Hertz paid dividends to Hertz Holdings of $2.5 billion in 2022 and 2021 to help fund common stock and preferred stock repurchases as further disclosed in Note 17, "Equity – Hertz Global" to the Notes to its consolidated financial statements in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Hertz did not pay dividends in 2020 to Hertz Holdings.

ITEM 6. [RESERVED]

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

The statements in this MD&A regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, "Risk Factors.” The following MD&A provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following MD&A together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements and Summary of Risk Factors,” Item 1A, "Risk Factors,” and our consolidated financial statements and related notes included in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

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

Our strategy is focused on excellence in execution of our rental operations, electrification of the fleet, shared mobility, connected cars and selling vehicles from the fleet directly to consumers.

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

We previously had revenues from vehicle leasing and fleet management services by our Donlen business, which was sold on March 30, 2021, as further disclosed in Note 3, "Divestitures," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2022 Annual Report.

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

Chapter 11 and Emergence

In March 2020, the World Health Organization declared COVID-19 a pandemic, affecting multiple global regions. In an effort to halt the spread of COVID-19, many governments around the world placed significant restrictions on travel, individuals voluntarily reduced their air and other travel in attempts to avoid the outbreak and many businesses announced closures and imposed travel restrictions. On May 22, 2020, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On June 10, 2021, the Plan of Reorganization was confirmed by the Bankruptcy Court and on June 30, 2021, the Plan of Reorganization became effective in accordance with its terms and the Debtors emerged from Chapter 11.

Our Reportable Segments

We have identified two reportable segments, which are consistent with our operating segments and organized based on the products and services provided and the geographic areas in which business is conducted, as follows:
•Americas RAC - Rental of vehicles, as well as sales of value-added services, in the U.S., Canada, Latin America and the Caribbean; and
•International RAC - Rental of vehicles, as well as sales of value-added services, in locations other than the U.S., Canada, Latin America and the Caribbean.

In the second quarter of 2021, as a result of the Donlen Sale, as further disclosed in Note 3, "Divestitures," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2022 Annual Report, the All Other Operations reportable segment, which was primarily comprised of the Donlen business, was no longer deemed to be a reportable segment.

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

We dispose of our non-program vehicles via auction, dealer direct wholesale channels, direct sales to third parties and retail channels. Non-program vehicles disposed of through our retail locations allow us the opportunity for value-added revenue, such as warranty, financing and title fees. We periodically review and adjust the mix between program and non-program vehicles in our fleet based on contract negotiations and the economic environment pertaining to our industry in an effort to optimize the mix of vehicles. Additionally, the use of program vehicles reduces the volatility associated with residual value estimation.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following charts provide the period-over-period change for several key factors influencing our results for the years ended December 31, 2022, 2021 and 2020.
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

Impact of COVID-19 on our Business Environment

Beginning in 2021, individuals across the globe increasingly gained access to COVID-19 vaccinations, particularly in the U.S. During 2021 and continuing through 2022, many of the government-imposed restrictions have been lifted or eased, and travel, particularly leisure travel, has experienced a strong rebound. However, there remains continued uncertainty about the impact on supply chain constraints resulting from the pandemic and other macroeconomic conditions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Total revenues	$8,685	$7,336	$5,258	18%	40%
Direct vehicle and operating expenses	4,808	3,920	3,423	23	15
Depreciation of revenue earning vehicles and lease charges, net	701	497	2,030	41	(76)
Non-vehicle depreciation and amortization	142	196	225	(27)	(13)
Selling, general and administrative expenses	959	688	645	39	7
Interest expense, net:
Vehicle	159	284	455	(44)	(38)
Non-vehicle	169	185	151	(9)	23
Interest expense, net	328	469	606	(30)	(23)
Technology-related intangible and other asset impairments	—	—	213	—	(100)
Write-off of intercompany loan	—	—	133	—	(100)
Other (income) expense, net	2	(21)	(9)	NM	NM
Reorganization items, net	—	513	175	(100)	NM
(Gain) from the sale of a business	—	(400)	—	(100)	NM
Income (loss) before income taxes	1,745	1,474	(2,183)	18	NM
Income tax (provision) benefit	(390)	(318)	328	23	NM
Net income (loss)	1,355	1,156	(1,855)	17	NM
Net (income) loss attributable to noncontrolling interests	—	1	9	(100)	(90)
Net income (loss) attributable to Hertz	$1,355	$1,157	$(1,846)	17	NM
Adjusted Corporate EBITDA(a)	$2,305	$2,130	$(995)	8	NM
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Total revenues increased $1.3 billion in 2022 compared to 2021 due primarily to an increase of $1.1 billion and $420 million in our Americas RAC and International RAC segments, respectively, partially offset by a decrease of $136 million in all other operations. Americas RAC revenues increased due primarily to higher volume and pricing driven by growth in travel demand and higher pricing resulting from industry-wide supply chain constraints on vehicles. Excluding an unfavorable $162 million impact of fx, revenues for our International RAC segment increased $582 million due primarily to higher pricing in most leisure categories and across the industry resulting from industry-wide supply chain constraints on vehicles and increased travel demand resulting from the easing of government-imposed travel restrictions. The decrease in all other operations was the result of the Donlen Sale in 2021.

DOE increased $888 million in 2022 compared to 2021 due primarily to increases of $777 million and $123 million in our Americas RAC and International RAC segments, respectively. The increase in DOE for our Americas RAC segment was due primarily to higher fleet-related costs driven by increased volume and fleet age, higher personnel costs and litigation settlements in 2022. Excluding an unfavorable $86 million impact of fx, DOE for International RAC increased $209 million due primarily to higher volume driven by increased travel demand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Depreciation of revenue earning vehicles and lease charges, net increased $203 million in 2022 compared to 2021 largely driven by our Americas RAC segment. The increase of $210 million in our Americas RAC was due primarily to higher vehicle acquisition costs, partially offset by gains recognized on increased vehicle dispositions.

Non-vehicle depreciation and amortization decreased $53 million in 2022 compared to 2021 resulting primarily from fully depreciated intangible assets related to concession rights in our Americas RAC segment.

SG&A increased $271 million in 2022 compared to 2021 due primarily to increases of $168 million, $69 million and $45 million in our corporate operations, Americas RAC segment and International RAC segment, respectively. The increase in our corporate operations was due primarily to non-cash stock-based compensation costs and bankruptcy claims. SG&A in our Americas RAC segment increased as a result of increased advertising spend and personnel costs. Excluding an unfavorable $20 million fx impact, SG&A in our International RAC segment increased $65 million due primarily to increased advertising spend and facility costs.

Vehicle interest expense, net decreased $125 million in 2022 compared to 2021 due primarily to $111 million of unrealized gains on interest rate caps primarily in our Americas RAC segment and the write-off in 2021 of capitalized fees with no comparable in 2022 primarily in our International RAC segment, partially offset by higher debt levels in our Americas RAC segment.

Non-vehicle interest expense, net decreased $16 million in 2022 compared to 2021 due primarily to lower average interest rates, partially offset by higher benchmark rates.

We had other expense of $2 million in 2022 compared to other income of $21 million in 2021. Other income of $21 million in 2021 was comprised of gains relating to derivative instruments in our corporate operations, the gain on the sales of certain franchises in our Americas RAC segment and income from an equity investment in our corporate operations.

We incurred $513 million of net reorganization charges in 2021 in our corporate operations for professional fees and other costs associated with the Chapter 11 Cases, mainly in our corporate operations, which was comprised primarily of professional fees associated with the Chapter 11 Cases, the loss on extinguishment of certain debt resulting from the implementation of the Plan of Reorganization, a prior plan sponsor breakup fee and other miscellaneous charges related to the implementation of the Plan of Reorganization.

Gain from the Donlen Sale of $400 million in 2021 resulting from the completion of the Donlen Sale in the first quarter of 2021 which was recorded in our corporate operations.

The effective tax rate in 2022 and 2021 was 22%. We recorded a tax provision of $390 million and $318 million for 2022 and 2021, respectively. The increase in the tax provision in 2022 compared to 2021 was driven by improvements in our financial performance in 2022, as well as tax benefits associated with the restructuring in Europe recognized in 2021, the impact of changes to state and foreign valuation allowances, and non-deductible bankruptcy costs incurred in 2021.

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Total revenues increased $2.1 billion in 2021 compared to 2020 due primarily to an increase of $2.5 billion and $113 million in our Americas RAC and International RAC segments, respectively, partially offset by a decrease of $494 million in all other operations. Americas RAC revenues increased due primarily to increased pricing resulting from growth in travel demand and industry-wide supply chain constraints on vehicles. Excluding a $42 million impact of fx, revenues for our International RAC segment increased $71 million also due primarily to increased pricing resulting primarily from industry-wide supply chain constraints on vehicles, partially offset by lower volume. The decrease in all other operations was the result of the Donlen Sale in the first quarter of 2021.

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

Depreciation of revenue earning vehicles and lease charges, net decreased $1.5 billion in 2021 compared to 2020 due primarily to decreases of $1.0 billion, $435 million, and $89 million in our Americas RAC segment, all other operations, and International RAC segment, respectively. The decrease in our Americas RAC segment was due primarily to increasing residual values and longer vehicle holding periods resulting in an increase in vehicles that were fully depreciated and an increase in gains recognized on the disposition of vehicles. The decrease in all other operations was due to the sale of our Donlen business in the first quarter of 2021. Excluding a $6 million impact of fx, depreciation of revenue earning vehicles and lease charges for our International RAC segment decreased $95 million due primarily to right sizing of the fleet, supply chain constraints on vehicles and strength in residual values.

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

We had other income of $21 million in 2021 compared to other income of $9 million in 2020. Other income in 2021 was comprised of gains relating to derivative instruments in our corporate operations, the gain on the sales of certain franchises in our Americas RAC segment and income from an equity investment in our corporate operations.
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

We recognized a gain from the Donlen Sale of $400 million in 2021 resulting from the completion of the Donlen Sale in the first quarter of 2021 which was recorded in our corporate operations.

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

Hertz Global had $704 million of income and $627 million of expense from the change in fair value of Public Warrants that was incremental to Hertz for the years ended December 31, 2022 and 2021, respectively. Hertz Global also had $164 million of reorganization items, net for the year ended December 31, 2021 that was incremental to the amounts shown for Hertz, which represents certain effects from the implementation of the Plan of Reorganization.

Hertz Global had $2 million of interest expense, net, during 2020 that was incremental to the amounts shown for Hertz. These amounts represent interest associated with amounts outstanding under a master loan agreement between the companies. Hertz includes this amount as interest income in its statements of operations, but this amount is eliminated in consolidation for purposes of Hertz Global.

In 2020, Hertz Global had $1 million of income tax benefit that was incremental to the amounts shown for Hertz due primarily to the $133 million master loan write-off included in Hertz's consolidated statements of operations.

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

As of December 31, 2022, our Americas RAC operations had a total of approximately 5,500 company-operated and franchisee locations, comprised of 1,900 airport and 3,600 off airport locations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of operations and our discussion and analysis for our Americas RAC segment were as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Total revenues	$7,280	$6,215	$3,756	17%	65%
Depreciation of revenue earning vehicles and lease charges, net	$553	$343	$1,352	61	(75)
Direct vehicle and operating expenses	$4,080	$3,302	$2,763	24	20
Direct vehicle and operating expenses as a percentage of total revenues	56%	53%	74%
Non-vehicle depreciation and amortization	$114	$166	$182	(31)	(9)
Selling, general and administrative expenses	$351	$282	$283	25	—
Selling, general and administrative expenses as a percentage of total revenues	5%	5%	8%
Vehicle interest expense	$140	$213	$329	(34)	(35)
Reorganization items, net	$—	$80	$8	(100)	NM
Adjusted EBITDA	$2,292	$2,173	$(810)	5	NM
Transaction Days (in thousands)(b)	111,759	100,085	85,016	12	18
Average Vehicles (in whole units)(c)	411,047	355,647	437,547	16	(19)
Average Rentable Vehicles (in whole units)(c)	385,234	345,306	406,239	12	(15)
Vehicle Utilization(c)	79%	79%	57%
Total RPD (in whole dollars)(d)	$65.18	$62.07	$44.22	5	40
Total RPU Per Month (in whole dollars)(e)	$1,576	$1,499	$771	5	94
Depreciation Per Unit Per Month (in whole dollars)(f)	$112	$81	$258	39	(69)
Percentage of program vehicles as of period end	1%	0.4%	3%
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Total revenues for Americas RAC increased $1.1 billion in 2022 compared to 2021 due primarily to higher volume and pricing. The increase in Transaction Days was driven primarily by volume increases in most leisure and business categories as travel demand increased. Volume increased in our airport locations by 16% compared to 2021. The increase in Total RPD was driven primarily by higher pricing across the industry due to growth in travel demand and industry-wide supply chain constraints on vehicles. Airport revenues comprised 70% of total revenues for the segment in 2022 consistent with 2021.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $210 million in 2022 compared to 2021. Depreciation Per Unit Per Month increased to $112 compared to $81 in 2021 due primarily to higher vehicle acquisition costs, partially offset by gains recognized on increased vehicle dispositions. Average Vehicles increased due primarily to travel demand.

DOE for Americas RAC increased $777 million in 2022 compared to 2021. Excluding an unfavorable $6 million fx impact, DOE increased $783 million due primarily to higher fleet-related costs driven by increased volume discussed above and fleet age, higher personnel costs and litigation settlements in the fourth quarter of 2022.

Non-vehicle depreciation and amortization for Americas RAC decreased $52 million in 2022 compared to 2021 resulting primarily from fully depreciated intangible assets related to concession rights.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SG&A for Americas RAC increased $69 million in 2022 compared to 2021 due primarily to increased advertising spend and personnel costs.

Vehicle interest expense for Americas RAC decreased $73 million in 2022 compared to 2021 due primarily to $97 million of unrealized gains on interest rate caps, partially offset by higher debt levels due to the issuance of the HVF III 2022 Series Notes.

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Total revenues for Americas RAC increased $2.5 billion in 2021 compared to 2020 due primarily to higher pricing and volume. The 40% increase in Total RPD was driven primarily by higher pricing across the industry due to growth in travel demand and industry-wide supply chain constraints on vehicles. The 18% increase in Transaction Days was driven primarily by volume increases in leisure and most business categories as government-imposed travel restrictions began to lift in 2021 due to increased access to COVID-19 vaccines. Volume increased in our airport locations by 44%. Airport revenues comprised 70% of total revenues for the segment in 2021 compared to 56% in 2020.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC decreased $1.0 billion in 2021 compared to 2020. Average Vehicles decreased 19% and Depreciation Per Unit Per Month decreased to $80 compared to $258 in 2020, due primarily to increasing residual values and longer vehicle holding periods resulting in an increase in vehicles that were fully depreciated and an increase in gains recognized on the disposition of vehicles.

DOE for Americas RAC increased $540 million in 2021 compared to 2020. Excluding a $5 million fx impact, DOE increased $534 million due primarily to higher volume driven by the increased travel demand discussed above and increased vehicle maintenance costs due primarily to longer vehicle holding periods resulting from industry-wide supply chain constraints on vehicles, partially offset by lower fleet-related costs due to a reduced fleet size and lower facility costs resulting from cost-reduction initiatives.

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

International RAC

As of December 31, 2022, our International RAC operations had approximately 6,100 company-operated and franchisee locations, comprised of 1,400 airport and 4,700 off airport locations in approximately 110 countries and regions including the countries of Australia, New Zealand, and in the regions of Africa, Asia, Europe and the Middle East.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of operations and our discussion and analysis for our International RAC segment were as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Total revenues	$1,405	$985	$872	43%	13%
Depreciation of revenue earning vehicles and lease charges, net	$148	$154	$243	(4)	(37)
Direct vehicle and operating expenses	$728	$606	$647	20	(6)
Direct vehicle and operating expenses as a percentage of total revenues	52%	61%	74%
Non-vehicle depreciation and amortization	$13	$16	$19	(19)	(17)
Selling, general and administrative expenses	$180	$136	$164	33	(17)
Selling, general and administrative expenses as a percentage of total revenues	13%	14%	19%
Vehicle interest expense	$19	$59	$80	(69)	(26)
Reorganization items, net	$—	$12	$—	(100)	NM
Adjusted EBITDA	$350	$90	$(229)	NM	NM
Transaction Days (in thousands)(b)	25,101	20,488	22,283	23	(8)
Average Vehicles (in whole units)(c)	94,999	77,643	102,793	22	(24)
Average Rentable Vehicles (in whole units)(c)	93,564	76,190	98,261	23	(22)
Vehicle Utilization(c)	73%	74%	62%
Total RPD (in whole dollars)(d)	$60.23	$46.43	$39.70	30	17
Total RPU Per Month (in whole dollars)(e)	$1,346	$1,040	$750	29	39
Depreciation Per Unit Per Month (in whole dollars)(f)	$139	$160	$201	(13)	(21)
Percentage of program vehicles as of period end	29%	32%	31%
Footnotes to the table above are shown at the end of the Results of Operations and Selected Operating Data by Segment section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Total revenues for International RAC increased $420 million in 2022 compared to 2021 due to higher pricing and volume. Total RPD increased 30% driven primarily by higher pricing in most leisure categories and across the industry due to industry-wide constraints on vehicle supply. Transaction Days increased 23% driven primarily by higher volume in most leisure categories due to easing of government-imposed travel restrictions. Excluding an unfavorable $162 million fx impact, revenues increased $582 million.

Depreciation of revenue earning vehicles and lease charges, net for International RAC decreased $7 million in 2022 compared to 2021. Excluding an unfavorable $18 million fx impact, depreciation increased $11 million. Average Vehicles for International RAC increased 22% in 2022 due primarily to increased travel demand. Depreciation Per Unit Per Month for International RAC decreased to $139 from $160 for 2022 versus 2021 due primarily to strength in residual values resulting in higher vehicle sales gains.

DOE for International RAC increased $123 million in 2022 compared to 2021. Excluding an unfavorable $86 million fx impact, DOE increased $209 million due primarily to higher volume driven by increased travel demand.

SG&A for International RAC increased $45 million in 2022 compared to 2021. Excluding an unfavorable $20 million fx impact, SG&A increased $65 million due primarily to increased advertising spend and facility costs.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Vehicle interest expense for International RAC decreased $41 million in 2022 compared to 2021 due primarily to $14 million of unrealized gains on interest rate caps and lower average rates in 2022 and the write-off in 2021 of capitalized fees with no comparable write-off in 2022.

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Total revenues for International RAC increased $113 million in 2021 compared to 2020 due to higher pricing, partially offset by lower volume. Excluding a $42 million fx impact, revenues increased $71 million due to higher pricing and higher leisure mix in Europe. Total RPD increased 17% driven primarily by higher pricing across the industry due to industry-wide supply chain constraints on vehicles and higher leisure mix in Europe beginning in the second half of 2021. Transaction Days decreased 8% driven primarily by lower volume in most leisure and business categories due to continued government-imposed travel restrictions.

Depreciation of revenue earning vehicles and lease charges, net for International RAC decreased $89 million in 2021 compared to 2020. Excluding a $6 million fx impact, depreciation decreased $95 million. Average Vehicles for International RAC decreased 24% due to fleet reductions in 2020 in response to lower demand during the pandemic and vehicle supply shortages limiting fleet expansion as demand began to return in 2021. Depreciation Per Unit Per Month for International RAC decreased to $171 from $214 for 2021 versus 2020 due to strength in residual values resulting in lower gross depreciation, offset by higher vehicle sales gains.

DOE for International RAC decreased $42 million in 2021 compared to 2020. Excluding a $30 million fx impact, DOE decreased $72 million due primarily to lower volume driven by the impact of travel restrictions resulting from COVID-19 and lower facility costs resulting from cost-reduction initiatives, partially offset by increases related to restructuring initiatives.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)Adjusted Corporate EBITDA is calculated as net income (loss) attributable to Hertz or Hertz Global, adjusted for income taxes; non-vehicle depreciation and amortization; non-vehicle debt interest, net; vehicle debt-related charges; restructuring and restructuring related charges; reorganization items, net; pre-reorganization items and non-debtor financing charges; gain from the sale of a business, unrealized (gains) losses from financial instruments, and certain other miscellaneous items. When evaluating our operating performance, investors should not consider Adjusted Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance determined in accordance with U.S. GAAP. The reconciliations to the most comparable consolidated U.S. GAAP measure are presented below:
HERTZ

	Years Ended December 31,
(In millions)	2022	2021	2020
Net income (loss) attributable to Hertz	$1,355	$1,157	$(1,846)
Adjustments:
Income tax provision (benefit)	390	318	(328)
Non-vehicle depreciation and amortization	142	196	225
Non-vehicle debt interest, net(1)	169	185	151
Vehicle debt-related charges(2)	35	72	55
Restructuring and restructuring related charges(3)	45	76	64
Intangible and other asset impairment(4)	—	—	213
Write-off of intercompany loan(5)	—	—	133
Reorganization items, net(6)	—	513	175
Pre-reorganization and non-debtor financing charges(7)	—	42	109
Gain from the Donlen Sale(8)	—	(400)	—
Unrealized (gains) losses on financial instruments(9)	(111)	(4)	(3)
Litigation settlements(10)	168	—	—
Other items(11)	112	(25)	57
Adjusted Corporate EBITDA	$2,305	$2,130	$(995)

HERTZ GLOBAL

	Years Ended December 31,
(In millions)	2022	2021	2020
Net income (loss) attributable to Hertz Global	$2,059	$366	$(1,714)
Adjustments:
Income tax provision (benefit)	390	318	(329)
Non-vehicle depreciation and amortization	142	196	225
Non-vehicle debt interest, net(1)	169	185	153
Vehicle debt-related charges(2)	35	72	55
Restructuring and restructuring related charges(3)	45	76	64
Intangible and other asset impairment(4)	—	—	213
Reorganization items, net(6)	—	677	175
Pre-reorganization and non-debtor financing charges(7)	—	42	109
Gain from the Donlen Sale(8)	—	(400)	—
Unrealized (gains) losses on financial instruments(9)	(111)	(4)	(3)
Litigation settlements(10)	168	—	—
Change in fair value of Public Warrants(12)	(704)	627	—
Other items(11)	112	(25)	57
Adjusted Corporate EBITDA	$2,305	$2,130	$(995)
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(3)Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. See Note 10, "Restructuring," in Part II, Item 8 of this 2022 Annual Report for further information. Also included restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives.
(4)Represents the impairment of technology-related intangible assets and capitalized cloud computing cost. In 2020, also represented impairment of other assets and the Hertz tradename. See Note 5, "Goodwill and Intangible Assets, Net," in Part II, Item 8 of this 2022 Annual Report.
(5)Represented the write-off of the 2019 Master Loan between Hertz and Hertz Holdings, as disclosed in Note 16, "Related Party Transactions," in Part II, Item 8 of this 2022 Annual Report.
(6)Represents charges associated with the filing of and the emergence from the Chapter 11 Cases, as described in Note 21, "Reorganization Items, Net," in Part II, Item 8 of this 2022 Annual Report.
(7)Represents charges incurred prior to the filing of the Chapter 11 Cases comprised of preparation charges for the reorganization, such as professional fees. Also included certain non-debtor financing and professional fee charges.
(8)Represents the net gain from the sale of our Donlen business on March 30, 2021 recorded in Corporate as disclosed in Note 3, "Divestitures," in Part II, Item 8 of this 2022 Annual Report.
(9)Represents unrealized (gains) losses on derivative financial instruments. See Note 12, "Financial Instruments," in Part II, Item 8 of this 2022 Annual Report.
(10)Represents payments made for the settlement of certain claims related to alleged false arrests. See Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2022 Annual Report.
(11)Represents miscellaneous items. For 2022, primarily includes certain bankruptcy claims, certain professional fees and charges related to the settlement of bankruptcy claims and certain non-cash stock-based compensation charges. For 2021, primarily includes $100 million associated with the suspension of depreciation during the first quarter for the Donlen business while classified as held for sale, partially offset by $17 million for certain professional fees, $14 million of charges related to the settlement of bankruptcy claims, charges for a multiemployer pension plan withdrawal liability and letter of credit fees. For 2020, primarily includes $16 million associated with the Donlen Sale, partially offset by charges of $18 million for losses associated with certain vehicle damages which were recorded in the second quarter, costs associated with our information technology and finance transformation programs, partially offset by a $20 million gain on the sale of non-vehicle capital assets, which was recorded in the first quarter.
(12)Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants, as disclosed in Note 13, "Fair Value Measurements," in Part II, Item 8 of this 2022 Annual Report.

(b)    Transaction Days represents the total number of 24-hour periods, with any partial period counted as one Transaction Day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one Transaction Day in a 24-hour period.

(c)    Average Rentable Vehicles excludes vehicles for sale on our retail lots or actively in the process of being sold through other disposition channels and determined using a simple average of such vehicles at the beginning and end of a given period. Effective in the first quarter of 2022, as discussed above, we revised our calculation of Vehicle Utilization to use Average Rentable Vehicles in the denominator. Accordingly, prior periods have been restated to conform with the revised definition. Vehicle Utilization is calculated by dividing total Transaction Days by Available Car Days. The calculation of Vehicle Utilization is shown below:

	Americas RAC			International RAC
	Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Transaction Days (in thousands)	111,759	100,085	85,016	25,101	20,488	22,283
Average Rentable Vehicles (in whole units)	385,234	345,306	406,239	93,564	76,190	98,261
Number of days in period (in whole units)	365	365	366	365	365	366
Available Car Days (in thousands)	140,647	126,159	148,545	34,179	27,837	35,932
Vehicle Utilization	79%	79%	57%	73%	74%	62%

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

	Americas RAC			International RAC
	Years Ended December 31,
($ in millions, except as noted)	2022	2021	2020	2022	2021	2020
Revenues	$7,280	$6,215	$3,756	$1,405	$985	$872
Foreign currency adjustment(1)	4	(3)	3	107	(34)	13
Total Revenues-adjusted for foreign currency	$7,284	$6,212	$3,759	$1,512	$951	$885
Transaction Days (in thousands)	111,759	100,085	85,016	25,101	20,488	22,283
Total RPD (in dollars)	$65.18	$62.07	$44.22	$60.23	$46.43	$39.70
(1)Based on December 31, 2021 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues - adjusted for foreign currency divided by the Average Rentable Vehicles in each period and then divided by the number of months in the period reported. As discussed above, effective in the first quarter of 2022, we revised our calculation of Total RPU to use Average Rentable Vehicles as the denominator. Accordingly, prior periods have been restated to conform with the revised definition. The calculation of Total RPU Per Month is shown below:

	Americas RAC			International RAC
	Years Ended December 31,
($ in millions, except as noted)	2022	2021	2020	2022	2021	2020
Total Revenues-adjusted for foreign currency	$7,284	$6,212	$3,759	$1,512	$951	$885
Average Rentable Vehicles (in whole units)	385,234	345,306	406,239	93,564	76,190	98,261
Total revenue per unit (in whole dollars)	$18,909	$17,991	$9,254	$16,158	$12,485	$9,003
Number of months in period (in whole units)	12	12	12	12	12	12
Total RPU Per Month (in whole dollars)	$1,576	$1,499	$771	$1,346	$1,040	$750

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

	Americas RAC			International RAC
	Years Ended December 31,
($ in millions, except as noted)	2022	2021	2020	2022	2021	2020
Depreciation of revenue earning vehicles and lease charges, net	$553	$343	$1,352	$148	$154	$243
Foreign currency adjustment(1)	1	—	1	11	(5)	5
Adjusted depreciation of revenue earning vehicles and lease charges	$554	$343	$1,353	$159	$149	$248
Average Vehicles (in whole units)	411,047	355,647	437,547	94,999	77,643	102,793
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$1,348	$964	$3,093	$1,673	$1,915	$2,410
Number of months in period (in whole units)	12	12	12	12	12	12
Depreciation Per Unit Per Month (in whole dollars)	$112	$81	$258	$139	$160	$201
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

Cash and Cash Equivalents

As of December 31, 2022, we had $943 million of cash and cash equivalents and $475 million of restricted cash and cash equivalents. As of December 31, 2022, $512 million of cash and cash equivalents and $90 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We do not assert permanent reinvestment with respect to our non-U.S. earnings, and if not in the form of loan repayments or subject to favorable tax treaties, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional cash taxes.

Cash Flows - Hertz

As of December 31, 2022 and 2021, Hertz had cash and cash equivalents of $943 million and $2.3 billion, respectively, and restricted cash and cash equivalents of $475 million and $393 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Years Ended December 31,			2022 vs. 2021	2021 vs. 2020
(In millions)	2022	2021	2020	$ Change	$ Change
Cash provided by (used in):
Operating activities	$2,538	$1,806	$956	$732	$850
Investing activities	(4,233)	(3,544)	4,591	(689)	(8,135)
Financing activities	488	2,872	(5,403)	(2,384)	8,275
Effect of exchange rate changes	(25)	(34)	46	9	(80)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(1,232)	$1,100	$190	$(2,332)	$910

Year ended December 31, 2022 compared with year ended December 31, 2021

In 2022, cash flows from operating activities increased by $732 million year over year due primarily to the $518 million change in net income, as adjusted for non-cash and non-operating items, and the associated decrease of $214 million in working capital requirements. Cash flows from working capital accounts increased due primarily to cash paid for reorganization items in 2021 and the payment of claims in the second half of 2021 that had been previously deferred and subject to compromise while in Chapter 11.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During 2022, there was a $689 million increase in cash used in investing activities compared to 2021 due primarily to a $3.4 billion increase in purchased vehicles due to increasing travel demand, primarily in our Americas RAC segment, $871 million net proceeds received from the Donlen Sale in 2021 with no comparable amount in 2022, partially offset by $3.7 billion increase in disposal proceeds in 2022 due to gains recognized on increased vehicle dispositions.

Net financing cash inflows were $488 million in 2022 compared to $2.9 billion in 2021. The $2.4 billion decrease in cash inflows was due to $5.6 billion of net proceeds received from the issuance of reorganized Hertz Global equity in 2021 with no comparable in 2022, partially offset by net proceeds of $3 billion primarily related to the issuance of vehicle debt in 2022.

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

Net financing cash inflows were $2.9 billion in 2021 compared to cash outflows of $5.4 billion in 2020. In 2021, cash inflows of $5.6 billion were due to contributions from Hertz Holdings from net proceeds received from the issuance of reorganized Hertz Global equity which were partially offset by $2.5 billion of cash dividends paid to Hertz Global to fund share repurchases. In 2020, cash outflows of $10.8 billion were due to the repayment of vehicle debt which were partially offset by reduced borrowings of $4.5 billion primarily resulting from the Chapter 11 Cases.

Cash Flows - Hertz Global

As of December 31, 2022 and 2021, Hertz Global had cash and cash equivalents of $943 million and $2.3 billion, respectively, and restricted cash and cash equivalents of $475 million and $393 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for Hertz Global for the periods shown:

	Years Ended December 31,			2022 vs. 2021	2021 vs. 2020
(In millions)	2022	2021	2020	$ Change	$ Change
Cash provided by (used in):
Operating activities	$2,538	$1,806	$953	$732	$853
Investing activities	(4,233)	(3,544)	4,591	(689)	(8,135)
Financing activities	487	2,845	(5,372)	(2,358)	8,217
Effect of exchange rate changes	(25)	(34)	46	9	(80)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(1,233)	$1,073	$218	$(2,306)	$855

Fluctuations in operating, investing and financing cash flows from period to period were due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to proceeds or disbursements from the issuance or repurchase of stock as disclosed in Note 17, "Equity – Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2022 Annual Report, the issuance or exercise of Public Warrants as disclosed in Note 19, "Public Warrants - Hertz Global," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2022 Annual Report.

Share Repurchase Programs for Common Stock

In November 2021, Hertz Global's Board of Directors approved a share repurchase program that authorizes the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock (the "2021 Share Repurchase Program"). Between the inception of the share repurchase program and December 31, 2021, a total of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
17,106,026 shares of Hertz Global's common stock were repurchased at an average share price of $23.83, resulting in an aggregate purchase price of $408 million. During the second quarter of 2022, we completed the 2021 Share Repurchase Program by repurchasing 80,677,021 shares of Hertz Global's common stock during the first and second quarters of 2022 at an average share price of $19.74 for an aggregate purchase price of $1.6 billion. Under the completed 2021 Share Repurchase Program, a total of 97,783,047 shares of Hertz Global common stock were repurchased for an aggregate purchase price of $2.0 billion.

In June 2022, Hertz Global's Board of Directors approved a new share repurchase program (the "2022 Share Repurchase Program") that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. Between inception and December 31, 2022, a total of 47,303,009 shares of Hertz Global's common stock were repurchased under the 2022 Share Repurchase Program at an average share price of $17.64 for an aggregate purchase price of $835 million.

Between January 1, 2023 and January 26, 2023, a total of 1,079,647 shares of Hertz Global's common stock were repurchased under the 2022 Share Repurchase Program at an average share price of $16.51 resulting in an aggregate purchase price of $18 million.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global consolidated balance sheets as of December 31, 2022 and 2021 under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2022 Annual Report.

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

Public Warrants

On the Effective Date, in accordance with the Plan of Reorganization, Hertz Global issued 89,049,029 Public Warrants. Between the Effective Date and December 31, 2021, 6,040,280 Public Warrants were exercised, of which 428,102 were cashless exercises and 5,612,178 were exercised for $13.80 per share, resulting in cash proceeds to us of $77 million. During the year ended December 31, 2022, 245,959 Public Warrants were exercised, of which 60,661 were cashless exercises and 185,298 were exercised for $13.80 per share. The outstanding warrants are exercisable through June 30, 2051. As of December 31, 2022, the exercise price remains $13.80.

Debt Financing

Refer to Note 6, "Debt," to the Notes to our consolidated financial statements included in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of December 31, 2022.

Cash paid for interest on non-vehicle debt during 2022 and 2021 was $168 million and $198 million, respectively. The $30 million decrease in non-vehicle debt interest is primarily due to the payoff and termination of non-vehicle debt in accordance with the Plan of Reorganization in 2021. Cash paid for interest on vehicle debt during 2022 and 2021 was $204 million and $257 million, respectively. The $53 million decrease in vehicle debt interest is primarily due to the payoff and termination of vehicle debt in accordance with the Plan of Reorganization in 2021, partially offset by new vehicle debt issued in 2022.

A substantial portion of our liquidity requirements arise from servicing our indebtedness, funding our operations, including purchases of revenue earning vehicles, and funding non-vehicle capital expenditures. For a discussion of the risks associated with our high leverage, see Item 1A, "Risk Factors" in this 2022 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	As of December 31, 2022	As of December 31, 2021
Cash and cash equivalents	$943	$2,257
Availability under the First Lien RCF	1,514	925
Corporate liquidity	$2,457	$3,182

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

Non-vehicle Debt

Significant financing activities during the year ended December 31, 2022 for our non-vehicle debt were as follows:

During 2022, the aggregate committed amount under the First Lien RCF was increased from $1.3 billion to $1.9 billion and the sublimit for letters of credit was increased from $1.1 billion to $1.8 billion.

Letters of Credit

As of December 31, 2022, there were outstanding standby letters of credit totaling $691 million comprised primarily of $431 million were issued under the First Lien RCF and $245 million issued under the Term C Loan. As of December 31, 2022, there is no remaining capacity to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to support our insurance programs and to provide credit enhancement for our asset-backed securitization facilities, as well as to support our vehicle rental concessions and leaseholds. As of December 31, 2022, none of the issued letters of credit have been drawn upon.

Vehicle Debt

Significant financing activities during the year ended December 31, 2022 for our vehicle debt were as follows:

We organize our discussion of significant vehicle debt financing facilities below by reportable segment.

Americas RAC

In 2022, the following HVF III Series 2022 Fixed Rate Rental Car Asset Backed Notes (the "Series 2022 Notes") were issued as follows:
•HVF III Series 2022-1 Notes were issued in January 2022 in an aggregate principal amount of $750 million. Hertz, an affiliate of HVF III, purchased the Class D Notes, and as a result approximately $98 million of the aggregate principal amount eliminated in consolidation. In July and August 2022, all of the Series 2022-1 Class D Notes were sold to third parties.
•HVF III Series 2022-2 Notes were issued in January 2022 in an aggregate principal amount of $750 million. Hertz purchased the Class D Notes, and as a result approximately $98 million of the aggregate principal amount is eliminated in consolidation.
•HVF III Series 2022-3 Notes were issued in March 2022 in an aggregate principal amount of $383 million. Hertz purchased the Class D Notes, and as a result approximately $50 million of the aggregate principal amount eliminated in consolidation. In July 2022, all of the Series 2022-3 Class D Notes were sold to third parties.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
•HVF III Series 2022-4 Notes were issued in March 2022 in an aggregate principal amount of $667 million. Hertz purchased the Class D Notes, and as a result $87 million of the aggregate principal amount eliminated in consolidation. In August 2022, all of the Class D Notes were sold to a third party.
•HVF III Series 2022-5 Notes were issued in March 2022 in an aggregate principal amount of $364 million. Hertz purchased the Class D Notes, and as a result approximately $47 million of the aggregate principal amount is eliminated in consolidation.

There is subordination within each of the Series 2022 Notes based on class. Proceeds from the issuance of the Series 2022 Notes were used to repay amounts outstanding on the Series 2021-A Notes and for the purchase or refinancing of vehicles.

In June 2022, we entered into a repurchase agreement related to the outstanding HVF III Series 2022 Class D Notes (the "Repurchase Facility"), whereby Hertz may sell the HVF III Series 2022 Class D Notes to the Repurchase Facility counterparty and repurchase such notes from time to time. Transactions occurring under the Repurchase Facility are based on mutually agreeable terms and prevailing rates. As of December 31, 2022, transactions totaling $86 million were outstanding under the Repurchase Facility and such transactions bear interest at a rate of SOFR plus 150 basis points and have a 30-day tenor.

The Hertz Canadian Securitization was amended in June 2022 to extend the maturity of the aggregate maximum borrowings of CAD$350 million to June 2024. In December 2022, the Hertz Canadian Securitization was amended to provide for aggregate maximum borrowings of CAD$390 million, for a temporary commitment period through April 2023. Following the expiration of the temporary commitment period, aggregate maximum borrowings will revert to CAD$350 million.

Approximately $532 million of the outstanding vehicle debt in our Americas RAC segment is scheduled to mature during the twelve months following the issuance of this 2022 Annual Report.

International RAC

In 2022, the following activities occurred to debt facilities within our International RAC segment:

•The Australian Securitization was amended in January 2022 to increase the aggregate maximum borrowings to AUD$250 million and to extend the maturity to April 2024.
•Hertz U.K. Limited amended the U.K. Financing Facility in April 2022 to extend the maturity of the aggregate maximum borrowings of £100 million to October 2023.
•Hertz U.K. Limited amended the U.K. Toyota Financing Facility in July 2022 to increase aggregate maximum borrowings to £42 million and extended the maturity to June 2023.
•Hertz New Zealand Holdings Limited amended its credit agreement in April 2022 to extend the maturity to June 2024. In October 2022, the credit agreement was amended to provide for aggregate maximum borrowings up to NZD$85 million, for a seasonal commitment period through March 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to NZD$60 million.
•The European ABS was amended in December 2022 to (i) increase the aggregate maximum borrowings to €1.1 billion, (ii) extend the maturity to November 2024, and (iii) incorporate the Italian fleet within the European ABS financing structure.

Approximately $119 million of the outstanding vehicle debt in our International RAC segment is scheduled to mature during the twelve months following the issuance of this 2022 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. The financial covenant was effective beginning in the third quarter of 2021. As of December 31, 2022, we were in compliance with the First Lien Ratio.
In addition to the financial covenant, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interest for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of December 31, 2022, we were in compliance with all covenants in the First Lien Credit Agreement.

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

We rely significantly on asset-backed and asset-based financing arrangements to purchase vehicles for our U.S. and international vehicle rental fleets. For further information concerning our asset-backed financing programs and our indebtedness, see Note 6, "Debt," to the Notes to our consolidated financial statements included in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." For a discussion of the risks associated with our reliance on asset-backed and asset-based financing and the significant amount of indebtedness, see Item 1A, "Risk Factors" in this 2022 Annual Report.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the annual periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Proceeds (Expenditures)
2022	$(10,596)	$6,498	$(4,098)
2021	(7,154)	2,818	(4,336)
2020	(5,542)	10,098	4,556

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
($ in millions)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Americas RAC	$(3,470)	$(3,763)	$3,903	$293	(8)	$(7,666)	NM
International RAC	(628)	(489)	929	(139)	28	(1,418)	NM
All other operations	—	(84)	(276)	84	(100)	192	(70)
Total	$(4,098)	$(4,336)	$4,556	$238	(5)	$(8,892)	NM
NM - Not meaningful

Year ended December 31, 2022 compared with year ended December 31, 2021

In 2022, revenue earning vehicle expenditures increased approximately $3.4 billion, or 48%, compared to 2021, primarily in our Americas RAC segment, due primarily to increased vehicle acquisitions resulting from increased travel demand. Revenue earning vehicle disposal proceeds increased approximately $3.7 billion in 2022 compared to 2021, primarily in our Americas RAC segment, resulting from increased vehicle dispositions.

Year ended December 31, 2021 compared with year ended December 31, 2020

In 2021, revenue earning vehicle cash flows decreased by $8.9 billion, primarily in our Americas RAC segment, as a result of reduced disposal proceeds in 2021 compared to increased disposals in 2020 resulting from the Interim Lease Order and the impact of COVID-19 on travel demand, partially offset by a slight increase in vehicle purchases due to increasing demand resulting from government-imposed travel restrictions that began to lift in 2021 due to increased access to COVID-19 vaccines.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures, and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the annual periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2022	$(150)	$12	$(138)
2021	(71)	16	(55)
2020	(98)	60	(38)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
($ in millions)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Americas RAC	$(114)	$(35)	$3	$(79)	NM	$(38)	NM
International RAC	(10)	(8)	(4)	(2)	25	(4)	100
All other operations	—	(1)	(4)	1	(100)	3	(75)
Corporate	(14)	(11)	(33)	(3)	27	22	(67)
Total	$(138)	$(55)	$(38)	$(83)	NM	$(17)	45
NM - Not meaningful

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Year ended December 31, 2022 compared with year ended December 31, 2021

In 2022, net expenditures for non-vehicle capital assets increased by $83 million, driven primarily by our Americas RAC segment, resulting from the restart of location refurbishment projects put on hold during the Chapter 11 Cases and electric vehicle charging infrastructure spend in 2022.

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

CONTRACTUAL OBLIGATIONS

The following table details our contractual cash obligations as of December 31, 2022:

		Payments Due by Period
(In millions)	Total	2023	2024 to 2025	2026 to 2027	After 2027
Vehicles:
Debt obligation	$10,948	$657	$7,305	$2,986	$—
Interest on debt(1)	837	406	361	70	—
Non-Vehicle:
Debt obligation	3,035	20	28	526	2,461
Interest on debt(1)	1,051	216	381	312	142
Minimum fixed obligations for operating leases	2,943	471	693	466	1,313
Commitments to purchase vehicles(2)	6,625	5,412	318	418	477
Purchase obligations and other(3)	269	143	91	33	2
Total	$25,708	$7,325	$9,177	$4,811	$4,395
(1)    Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and interest rates on the debt as of December 31, 2022. See Note 6, "Debt," to the Notes to our consolidated financial statements included in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for further details.
(2)    Represents fleet purchases where contracts have been signed or are pending with committed orders under the terms of such agreements. We expect purchases under these agreements will be financed primarily through the issuance of vehicle debt. These purchases are subject to vehicle manufacturers satisfying their performance commitments under such agreements.
(3)    Represents agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction, as well as liabilities for uncertain tax positions and other liabilities, and excludes any obligations to employees. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts that state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Purchase obligations include $28 million representing our tax liability for uncertain tax positions and related net accrued interest and penalties.

The table excludes pension and other postretirement benefit obligations as disclosed in Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

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

EMPLOYEE RETIREMENT BENEFITS

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to expenses that are dependent on assumptions discussed in Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Previously we sponsored the Hertz Corporation Benefit Equalization Plan and the Hertz Corporation Supplemental Executive Retirement Plans which were rejected by the Bankruptcy Court and terminated in connection with the Plan of Reorganization.

Our 2022 worldwide net periodic pension expense included in the accompanying consolidated statement of operations for the year ended December 31, 2022 is $7 million, which was comparable to 2021.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of the Hertz Retirement Plan, as defined in Note 7, "Employee Retirement Benefits," to the Notes to our consolidated financial statements included in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data," decreased in December 31, 2022 compared with December 31, 2021 primarily due to decreased returns on plan assets. We did not contribute to the Hertz Retirement Plan during 2022, and we do not anticipate contributing to the Hertz Retirement Plan during 2023. For the international plans, we anticipate contributing approximately $3 million during 2023. The level of 2023 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

We participate in several multiemployer pension plans. We have accrued $20 million for benefit payments under our multiemployer pension plans which represents the net present value of projected liabilities as of December 31, 2022. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, payable in installments over a minimum of twenty years, which would be reflected as a liability on a discounted basis on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan's funding of vested benefits. Our multiemployer plans could have significant underfunded liabilities. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, such underfunding may increase as a result of lower than

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
expected returns on pension fund assets or other funding deficiencies. The occurrence of any of these events could have a material adverse effect on our consolidated financial position, results of operations or cash flows. For a discussion of the risks associated with our pension plans, see Item 1A, "Risk Factors” in this 2022 Annual Report.

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

The following accounting policies involve a higher degree of judgment and complexity in their application, and therefore, represent the critical accounting policies used in the preparation of our consolidated financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting policies, as well as our significant accounting policies, see Note 2, "Significant Accounting Policies," to the Notes to our consolidated financial statements included in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Revenue Earning Vehicles

Our principal assets are revenue earning vehicles, which represented approximately 56% of our total assets as of December 31, 2022. Revenue earning vehicles consist of vehicles utilized in our vehicle rental operations. For the year ended December 31, 2022, 9% of the vehicles purchased for our combined U.S. and International vehicle rental fleets were vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers, or program vehicles.

For program vehicles, the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Vehicle repurchase programs guarantee on an aggregate basis the residual value of the program vehicle upon sale according to certain parameters which include the holding period, mileage and condition of the vehicles.

For all other vehicles, depreciation is recorded over the forecasted holding period based on estimated residual values at the time of disposal. Generally, when revenue earning vehicles are acquired outside of a vehicle repurchase program (i.e., non-program vehicles), we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage) and the targeted age of vehicles at the time of disposal. We also estimate the residual value of the applicable revenue earning vehicles at the expected time of disposal, which is affected by many factors including make, model and options, age, physical condition, mileage, sale location and time of the year. Market conditions for used vehicle sales can also be affected by external factors such as the economy, natural disasters, fuel prices, new and used vehicle supply levels, and incentives offered by manufacturers of new vehicles. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and the estimated holding periods, which may result in periodic adjustments to the depreciation rates applied prospectively. Upon disposal of revenue earning vehicles, any difference between the net proceeds received and the net book value results in a gain or loss and is recorded as an adjustment to depreciation of revenue earning vehicles and lease charges in the accompanying statements of operations.

Changes in estimated residual values or holding periods could cause a material change in our estimates of non-program depreciation expense.

Self-insured Liabilities

Self-insured liabilities on our consolidated balance sheets include public liability, property damage, general liability, liability insurance supplement, personal accident insurance, and workers' compensation. These represent an

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
estimate for both reported accident claims not yet paid, and claims incurred but not yet reported and are recorded on an undiscounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses and administrative costs. The adequacy of the liability is monitored quarterly based on evolving accident claim history and insurance related state legislation changes. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Recoverability of Goodwill and Indefinite-lived Intangible Assets

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event as defined by Accounting Standards Codification 350 – Intangibles, Goodwill and Other ("ASC 350"), we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using level 3 inputs under the GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including projected revenues, projected cash flows, long-term growth rates, royalty rates and discount rates. We believe our valuation techniques and assumptions are reasonable for this purpose.

For goodwill, we determine the fair value using an income approach based on the discounted cash flows of each reporting unit. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated into a single reporting unit when they have similar economic characteristics. We have two reporting units (operating segments): Americas Rental Car and International Rental Car. Key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections, tax rates and terminal value rates. Discount rates are determined based on the reporting unit's weighted average cost of capital (“WACC”). The WACC used in the discounted cash flow model methodology is calculated based upon the fair value of our debt and stock price with a debt-to-equity ratio comparable to the vehicle rental car industry as well specific risk factors for each reporting unit. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Our cash flow projections represent management's most recent planning assumptions, which are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings. Terminal value rates are determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates.

Our indefinite-lived intangible assets primarily consist of the Hertz and Dollar Thrifty tradenames. For tradenames, we determine the fair value using a relief-from-royalty income approach, which utilizes our revenue projections for each asset along with assumptions for royalty rates, tax rates and the WACC.

A significant decline in either projected revenues, projected cash flows or increased discount rates (the WACC) used to determine fair value could result in an impairment charge. Further deterioration in the global economic conditions in the travel industry and the supply chain constraints affecting new vehicle production, our cash flows and our ability to obtain future financing to maintain our fleet or the weighted average cost of capital assumptions may result in an impairment charge to earnings in future periods. We will continue to closely monitor actual results versus our expectations as well as any significant changes in market events or conditions and the resulting impact to our assumptions about future estimated cash flows, projected revenues and the weighted average cost of capital. If our expectations of the operating results, both in magnitude or timing, do not materialize, or if our weighted average cost of capital increases, we may be required to record goodwill and indefinite-lived intangible asset impairment charges, which could be material.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment or a loss of a tax attribute or deduction that is materially different from our current estimate of the unrecognized tax benefits. These differences will be reflected as increases or decreases to income tax expense in the period in which the change in judgement occurs.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, "Significant Accounting Policies," — "Recently Issued Accounting Pronouncements," to the Notes to our consolidated financial statements included in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see “Item 1—Business—Risk Management” included in this 2022 Annual Report.

MARKET RISKS

We are exposed to a variety of market risks, including the effects of changes in interest rates (including credit spreads), foreign currency exchange rates and fluctuations in fuel prices. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. Although the instruments utilized involve varying degrees of credit, market and interest risk, we contract with multiple counterparties to mitigate concentrations of risk and the counterparties to the agreements are expected to perform fully under the terms of the agreements. We monitor counterparty credit risk, including lenders, on a regular basis, but cannot be certain that all risks will be discerned or that our risk management policies and procedures will always be effective.

Interest Rate Risk

We have a significant amount of indebtedness with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on LIBOR, Secured Overnight Financing Rate ("SOFR"), Euro inter-bank offer rate ("EURIBOR") or their equivalents for local currencies or bank conduit commercial paper rates plus an applicable margin. Increase in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. See Note 6, "Debt," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2022 Annual Report.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio, cash equivalents and investments as of December 31, 2022, our pre-tax operating results would decrease by an estimated $50 million over a twelve-month period.

From time to time, we enter into interest rate swap and/or interest rate cap agreements to manage interest rate risk and our mix of fixed and floating rate debt. See Note 12, "Financial Instruments," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplementary Data” included in this 2022 Annual Report.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Australian dollar and British pound resulting from intercompany transactions and other cross currency obligations. We do not hedge our operating results against currency movement as they are primarily translational in nature. Assuming a hypothetical change of one percentage point to the foreign currency exchange rates on our intercompany loan balance as of December 31, 2022, our pre-tax operating results would increase (decrease) by approximately $3 million. Additionally, each one percentage point change in foreign currency movements is estimated to impact our Adjusted Corporate EBITDA by an estimated $3 million over a twelve-month period.

We manage our foreign currency exchange risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. We may also purchase foreign currency exchange rate derivative financial instruments to manage exposure to fluctuations in foreign currency exchanges rates. See Note 12, "Financial Instruments," to the Notes to our consolidated financial statements under the caption Item 8, "Financial Statements and Supplemental Data," included in this 2022 Annual Report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hertz Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hertz Global Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2023 expressed an unqualified opinion thereon.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Calculation of Non-Program Depreciation on Revenue Earning Vehicles in the Americas Rental Car (“RAC”) Segment

Description of the Matter	For the year ended December 31, 2022, total depreciation of revenue earning vehicles and lease charges, net in the Americas RAC segment was $553 million, including gains and losses on disposals. As discussed in Note 2 to the consolidated financial statements, depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, the effect of these conditions on residual values at the expected time of disposal and the estimated holding period for the revenue earning vehicles. The Company’s fleet is comprised of vehicles that are subject to and are not subject to vehicle repurchase programs (“program vehicles” and “non-program vehicles,” respectively). For program vehicles, the manufacturers guarantee a specified price or depreciation rate upon disposal, versus non-program vehicles where the Company estimates the residual value of the vehicle at the expected time of disposal.

Auditing the Company’s calculation of depreciation for non-program vehicles related to the Americas RAC segment was complex due to the significant estimation uncertainty and management judgment to determine the estimated residual values at the expected time of disposal. The significant estimation uncertainty was primarily due to management’s assumptions related to market conditions and their effect on estimated residual values. Additionally, auditing the calculation of depreciation was challenging due to the volume of data inputs utilized in management’s calculation, including historical sales data from multiple sources at varying levels of disaggregation along with additional data specific to the Company’s current fleet.

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

To test the depreciation calculation for non-program vehicles, our audit procedures included, among others, testing the completeness and accuracy of the underlying data by comparing historical sales data and vehicle information used in the calculation (e.g., make, model, trim) to external sources and the Company’s records. We evaluated the reasonableness of other significant assumptions, such as resale market conditions, to assess the reasonableness of the residual value estimates made by management. Additionally, we performed analytical procedures to evaluate historical gains and losses recognized upon disposal in order to retrospectively review the reasonableness of management’s estimates.

Valuation of Self-insured Liabilities – Public Liability, Property Damage, and Liability Insurance Supplement

Description of the Matter	As disclosed in Notes 2 and 15 to the consolidated financial statements, the Company is self-insured for public liability, property damage, general liability, liability insurance supplement, personal accident insurance, and workers' compensation. The Company records liabilities for these matters based on actuarial analyses of historical claim activity and estimates of both reported accident claims not yet paid, and claims incurred but not yet reported. The estimated self-insured liabilities as of December 31, 2022 were $472 million. The actuarial analyses that determine the claims incurred but not yet reported portion of the liability balances considers a variety of factors, including the frequency and severity of losses, changes in claim reporting and resolution patterns, insurance industry practices, the regulatory environment and legal precedent. The adequacy of the liabilities is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company’s estimates change or if actual results differ from these assumptions, the amount of the recorded liabilities are adjusted to reflect these results.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Auditing the public liability, property damage, and liability insurance supplement components of the self-insured liability reserves is complex and required the involvement of our actuarial specialists due to the significant valuation uncertainty associated with the estimates, management’s application of complex judgments, and the use of actuarial methods. In addition, the public liability, property damage, and liability insurance supplement self-insured liability reserve estimates are sensitive to management’s assumptions related to rental volume, actuarial evaluations of historical claim experience and trends, and future projections of ultimate losses used in the computation of these self-insured liabilities.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s public liability, property damage, and liability insurance supplement self-insured liability estimation process. For example, we tested controls over management’s review of the assumptions outlined above that are used in these self-insured liability calculations and the completeness and accuracy of the data underlying these self-insured liabilities.

To test the valuation of the public liability, property damage, and liability insurance supplement self-insured liability reserves, we performed audit procedures that included involving our internal actuarial specialists to assist us in developing an independent range and evaluating the methods used by management and the reasonableness of assumptions used in their models (e.g., actuarial evaluations of historical claim experience and future projections of ultimate losses). We compared the Company's reserve to estimates of the liability developed by our actuarial specialists based on the underlying claims data and independently selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Tampa, Florida
February 7, 2023

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hertz Global Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hertz Global Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hertz Global Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 7, 2023 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tampa, Florida
February 7, 2023

THE HERTZ CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of The Hertz Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hertz Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2023 expressed an unqualified opinion thereon.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

Calculation of Non-Program Depreciation on Revenue Earning Vehicles in the Americas Rental Car (“RAC”) Segment

Description of the Matter	For the year ended December 31, 2022, total depreciation of revenue earning vehicles and lease charges, net in the Americas RAC segment was $553 million, including gains and losses on disposals. As discussed in Note 2 to the consolidated financial statements, depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, the effect of these conditions on residual values at the expected time of disposal and the estimated holding period for the revenue earning vehicles. The Company’s fleet is comprised of vehicles that are subject to and are not subject to vehicle repurchase programs (“program vehicles” and “non-program vehicles,” respectively). For program vehicles, the manufacturers guarantee a specified price or depreciation rate upon disposal, versus non-program vehicles where the Company estimates the residual value of the vehicle at the expected time of disposal.

Auditing the Company’s calculation of depreciation for non-program vehicles related to the Americas RAC segment was complex due to the significant estimation uncertainty and management judgment to determine the estimated residual values at the expected time of disposal. The significant estimation uncertainty was primarily due to management’s assumptions related to market conditions and their effect on estimated residual values. Additionally, auditing the calculation of depreciation was challenging due to the volume of data inputs utilized in management’s calculation, including historical sales data from multiple sources at varying levels of disaggregation along with additional data specific to the Company’s current fleet.

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

To test the depreciation calculation for non-program vehicles, our audit procedures included, among others, testing the completeness and accuracy of the underlying data by comparing historical sales data and vehicle information used in the calculation (e.g., make, model, trim) to external sources and the Company’s records. We evaluated the reasonableness of other significant assumptions, such as resale market conditions, to assess the reasonableness of the residual value estimates made by management. Additionally, we performed analytical procedures to evaluate historical gains and losses recognized upon disposal in order to retrospectively review the reasonableness of management’s estimates.

Valuation of Self-insured Liabilities – Public Liability, Property Damage, and Liability Insurance Supplement

Description of the Matter	As disclosed in Notes 2 and 15 to the consolidated financial statements, the Company is self-insured for public liability, property damage, general liability, liability insurance supplement, personal accident insurance, and workers' compensation. The Company records liabilities for these matters based on actuarial analyses of historical claim activity and estimates of both reported accident claims not yet paid, and claims incurred but not yet reported. The estimated self-insured liabilities as of December 31, 2022 were $472 million. The actuarial analyses that determine the claims incurred but not yet reported portion of the liability balances considers a variety of factors, including the frequency and severity of losses, changes in claim reporting and resolution patterns, insurance industry practices, the regulatory environment and legal precedent. The adequacy of the liabilities is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company’s estimates change or if actual results differ from these assumptions, the amount of the recorded liabilities are adjusted to reflect these results.

THE HERTZ CORPORATION AND SUBSIDIARIES

Auditing the public liability, property damage, and liability insurance supplement components of the self-insured liability reserves is complex and required the involvement of our actuarial specialists due to the significant valuation uncertainty associated with the estimates, management’s application of complex judgments, and the use of actuarial methods. In addition, the public liability, property damage, and liability insurance supplement self-insured liability reserve estimates are sensitive to management’s assumptions related to rental volume, actuarial evaluations of historical claim experience and trends, and future projections of ultimate losses used in the computation of these self-insured liabilities.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s public liability, property damage, and liability insurance supplement self-insured liability estimation process. For example, we tested controls over management’s review of the assumptions outlined above that are used in these self-insured liability calculations and the completeness and accuracy of the data underlying these self-insured liabilities.

To test the valuation of the public liability, property damage, and liability insurance supplement self-insured liability reserves, we performed audit procedures that included involving our internal actuarial specialists to assist us in developing an independent range and evaluating the methods used by management and the reasonableness of assumptions used in their models (e.g., actuarial evaluations of historical claim experience and future projections of ultimate losses). We compared the Company's reserve to estimates of the liability developed by our actuarial specialists based on the underlying claims data and independently selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Tampa, Florida
February 7, 2023

THE HERTZ CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of The Hertz Corporation

Opinion on Internal Control Over Financial Reporting

We have audited The Hertz Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hertz Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 7, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tampa, Florida
February 7, 2023

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$943	$2,258
Restricted cash and cash equivalents:
Vehicle	180	77
Non-vehicle	295	316
Total restricted cash and cash equivalents	475	393
Total cash and cash equivalents and restricted cash and cash equivalents	1,418	2,651
Receivables:
Vehicle	111	62
Non-vehicle, net of allowance of $45 and $48, respectively	863	696
Total receivables, net	974	758
Prepaid expenses and other assets	1,155	1,017
Revenue earning vehicles:
Vehicles	14,281	10,836
Less: accumulated depreciation	(1,786)	(1,610)
Total revenue earning vehicles, net	12,495	9,226
Property and equipment, net	637	608
Operating lease right-of-use assets	1,887	1,566
Intangible assets, net	2,887	2,912
Goodwill	1,044	1,045
Total assets(1)	$22,497	$19,783
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$79	$56
Non-vehicle	578	516
Total accounts payable	657	572
Accrued liabilities	911	863
Accrued taxes, net	170	157
Debt:
Vehicle	10,886	7,921
Non-vehicle	2,977	2,986
Total debt	13,863	10,907
Public Warrants	617	1,324
Operating lease liabilities	1,802	1,510
Self-insured liabilities	472	463
Deferred income taxes, net	1,360	1,010
Total liabilities(1)	19,852	16,806
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 478,914,062 and 477,233,278 shares issued, respectively, and 323,483,178 and 449,782,424 shares outstanding, respectively	5	5
Treasury stock, at cost, 155,430,884 and 27,450,854 common shares, respectively	(3,136)	(708)
Additional paid-in capital	6,326	6,209
Retained earnings (Accumulated deficit)	(256)	(2,315)
Accumulated other comprehensive income (loss)	(294)	(214)
Total stockholders' equity	2,645	2,977
Total liabilities and stockholders' equity	$22,497	$19,783
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of December 31, 2022 and December 31, 2021 include total assets of variable interest entities ("VIEs") of $1.3 billion and $734 million, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of December 31, 2022 and December 31, 2021 include total liabilities of VIEs of $1.3 billion and $733 million, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," and "Termination of 767 Auto Leasing Agreement" in Note 3, "Divestitures," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues	$8,685	$7,336	$5,258
Expenses:
Direct vehicle and operating	4,808	3,920	3,423
Depreciation of revenue earning vehicles and lease charges, net	701	497	2,030
Non-vehicle depreciation and amortization	142	196	225
Selling, general and administrative	959	688	645
Interest expense, net:
Vehicle	159	284	455
Non-vehicle (excludes contractual interest of $129 million for the year ended December 31, 2020)	169	185	153
Interest expense, net	328	469	608
Technology-related intangible and other asset impairments	—	—	213
Other (income) expense, net	2	(21)	(9)
Reorganization items, net	—	677	175
(Gain) from the sale of a business	—	(400)	—
Change in fair value of Public Warrants	(704)	627	—
Total expenses	6,236	6,653	7,310
Income (loss) before income taxes	2,449	683	(2,052)
Income tax (provision) benefit	(390)	(318)	329
Net income (loss)	2,059	365	(1,723)
Net (income) loss attributable to noncontrolling interests	—	1	9
Net income (loss) attributable to Hertz Global	2,059	366	(1,714)
Series A Preferred Stock deemed dividends	—	(450)	—
Net income (loss) available to Hertz Global common stockholders	$2,059	$(84)	$(1,714)

Weighted-average common shares outstanding:
Basic	379	315	150
Diluted	403	315	150
Earnings (loss) per common share:
Basic	$5.43	$(0.27)	$(11.44)
Diluted	$3.36	$(0.27)	$(11.44)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$2,059	$365	$(1,723)
Other comprehensive income (loss):
Foreign currency translation adjustments	(76)	(36)	(19)
Net gain (loss) on pension and postretirement benefit plans	(17)	25	(11)
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	7	15	13
Total other comprehensive income (loss) before income taxes	(86)	4	(17)
Income tax (provision) benefit related to pension and postretirement benefit plans	7	(3)	(4)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	(1)	(3)	(2)
Total other comprehensive income (loss)	(80)	(2)	(23)
Total comprehensive income (loss)	1,979	363	(1,746)
Comprehensive (income) loss attributable to noncontrolling interests	—	1	9
Comprehensive income (loss) attributable to Hertz Global	$1,979	$364	$(1,737)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(In millions)

	Mezzanine Equity					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Stockholders' Equity Attributable to Hertz Global
	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital			Treasury Stock Shares	Treasury Stock Amount		Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2019	—	$—	142	$1	$3,024	$(967)	$(189)	2	$(100)	$1,769	$119	$1,888
Net income (loss)	—	—	—	—	—	(1,714)	—	—	—	(1,714)	(9)	(1,723)
Other comprehensive income (loss)	—	—	—	—	—	—	(23)	—	—	(23)	—	(23)
Net settlement on vesting of restricted stock	—	—	—	—	(3)	—	—	—	—	(3)	—	(3)
Stock-based compensation charges	—	—	—	—	(2)	—	—	—	—	(2)	—	(2)
ATM Program, net	—	—	14	1	28	—	—	—	—	29	—	29
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	(73)	(73)
December 31, 2020	—	—	156	2	3,047	(2,681)	(212)	2	(100)	56	37	93
Net income (loss)	—	—	—	—	—	366	—	—	—	366	(1)	365
Other comprehensive income (loss)	—	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	—	10	—	—	—	—	10	—	10
Cancellation of stock-based awards	—	—	—	—	(10)	—	—	—	—	(10)	—	(10)
Cancellation of common and treasury shares in exchange for new common shares	—	—	(142)	(2)	(98)	—	—	(2)	100	—	—	—
Distributions to common stockholders	—	—	—	—	(239)	—	—	—	—	(239)	—	(239)
Contributions from Plan Sponsors	—	—	277	3	2,778	—	—	—	—	2,781	—	2,781
2021 Rights Offering, net	—	—	181	2	1,800	—	—	—	—	1,802	—	1,802
Public Warrant issuance	—	—	—	—	(800)	—	—	—	—	(800)	—	(800)
Preferred stock issuance, net	2	1,433	—	—	—	—	—	—	—	1,433	—	1,433
Repurchase of preferred stock, net	(2)	(1,433)	—	—	(450)	—	—	—	—	(1,883)	—	(1,883)
Public Warrant exercises(1)	—	—	5	—	180	—	—	—	—	180	—	180
Nasdaq listing and share repurchases(2)	—	—	(27)	—	(9)	—	—	27	(708)	(717)	—	(717)
Distributions to noncontrolling interests(3)	—	—	—	—	—	—	—	—	—	—	(36)	(36)
December 31, 2021	—	—	450	5	6,209	(2,315)	(214)	27	(708)	2,977	—	2,977
Net income (loss)	—	—	—	—	—	2,059	—	—	—	2,059	—	2,059
Other comprehensive income (loss)	—	—	—	—	—	—	(80)	—	—	(80)	—	(80)
Stock-based compensation charges, net of tax	—	—	—	—	131	—	—	—	—	131	—	131
Net settlement on vesting of restricted stock	—	—	—	—	(20)	—	—	—	—	(20)	—	(20)
Public Warrant exercises	—	—	—	—	6	—	—	—	—	6	—	6
Shares repurchases	—	—	(127)	—	—	—	—	128	(2,428)	(2,428)	—	(2,428)
December 31, 2022	—	$—	323	$5	$6,326	$(256)	$(294)	155	$(3,136)	$2,645	$—	$2,645
The accompanying notes are an integral part of these financial statements.

(1)    The amounts presented herein may be rounded to agree to amounts in the audited consolidated balance sheet. Also see Note 19, "Public Warrants - Hertz Global."
(2)    See Nasdaq Listing and Share Repurchase Programs for Common Stock in Note 17, "Equity – Hertz Global."
(3)    Effective October 31, 2021, the 767 lease agreement was terminated. See Note 3, "Divestitures."
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,059	$365	$(1,723)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	809	600	2,259
Depreciation and amortization, non-vehicle	142	196	225
Amortization of deferred financing costs and debt discount (premium)	53	122	59
Loss on extinguishment of debt	—	8	5
Stock-based compensation charges	130	10	(2)
Provision for receivables allowance	57	125	94
Deferred income taxes, net	301	270	(353)
Technology-related intangible and other asset impairments	—	—	213
Reorganization items, net	—	314	8
(Gain) loss from the sale of a business	—	(400)	—
(Gain) loss on sale of non-vehicle capital assets	(5)	(8)	(24)
Change in fair value of Public Warrants	(704)	627	—
(Gain) loss on financial instruments	(111)	(4)	(3)
Other	11	(1)	8
Changes in assets and liabilities:
Non-vehicle receivables	(264)	(210)	195
Prepaid expenses and other assets	(126)	(20)	92
Operating lease right-of-use assets	280	274	366
Non-vehicle accounts payable	43	(70)	98
Accrued liabilities	80	(108)	(61)
Accrued taxes, net	73	24	(52)
Operating lease liabilities	(309)	(291)	(375)
Self-insured liabilities	19	(17)	(76)
Net cash provided by (used in) operating activities	2,538	1,806	953
Cash flows from investing activities:
Revenue earning vehicles expenditures	(10,596)	(7,154)	(5,542)
Proceeds from disposal of revenue earning vehicles	6,498	2,818	10,098
Non-vehicle capital asset expenditures	(150)	(71)	(98)
Proceeds from disposal of non-vehicle capital assets	12	16	60
Sales of marketable securities	—	—	74
Collateral payments	—	(303)	—
Collateral returned in exchange for letters of credit	19	280	—
Return of (investment in) equity investments	(16)	—	—
Proceeds from the sale of a business, net of cash sold	—	871	—
Other	—	(1)	(1)
Net cash provided by (used in) investing activities	(4,233)	(3,544)	4,591
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	9,672	14,323	4,546
Repayments of vehicle debt	(6,639)	(12,607)	(10,751)
Proceeds from issuance of non-vehicle debt	—	4,644	1,812

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2022	2021	2020
Repayments of non-vehicle debt	(20)	(6,352)	(855)
Payment of financing costs	(48)	(185)	(75)
Proceeds from Plan Sponsors	—	2,781	—
Early redemption premium payment	—	(85)	—
Proceeds from issuance of common stock, net	—	—	28
Proceeds from exercises of Public Warrants	3	77	—
Proceeds from the issuance of preferred stock, net	—	1,433	—
Distributions to common stockholders	—	(239)	—
Contributions from (distributions to) noncontrolling interests	—	(38)	(75)
Proceeds from 2021 Rights Offering, net	—	1,639	—
Share repurchases	(2,461)	(654)	—
Repurchase of preferred stock	—	(1,883)	—
Other	(20)	(9)	(2)
Net cash provided by (used in) financing activities	487	2,845	(5,372)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(25)	(34)	46
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(1,233)	1,073	218
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(1)	2,651	1,578	1,360
Cash and cash equivalents and restricted cash and cash equivalents at end of period(1)	$1,418	$2,651	$1,578

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$204	$257	$335
Non-vehicle	168	198	109
Income taxes, net of refunds	78	40	(11)
Operating lease liabilities	454	472	546
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$53	$27	$9
Sales of revenue earning vehicles included in vehicle receivables	85	33	144
Purchases of non-vehicle capital assets included in accounts payable	23	24	7
Revenue earning vehicles and non-vehicle capital assets acquired through finance leases	15	79	32
Purchases of non-vehicle capital assets included in liabilities subject to compromise	—	—	18
Operating lease right-of-use assets obtained in exchange for lease liabilities	614	177	152
Public Warrants issuance	—	800	—
Public Warrant exercises	3	103	—
Backstop equity issuance	—	164	—
Accrual for purchases of treasury shares	21	54	—
(1)    Amounts include cash and cash equivalents and restricted cash and cash equivalents which were held for sale as of December 31, 2020, prior to the completion of the Donlen Sale in the first quarter of 2021, as disclosed in Note 3, "Divestitures."
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$943	$2,257
Restricted cash and cash equivalents:
Vehicle	180	77
Non-vehicle	295	316
Total restricted cash and cash equivalents	475	393
Total cash and cash equivalents and restricted cash and cash equivalents	1,418	2,650
Receivables:
Vehicle	111	62
Non-vehicle, net of allowance of $45 and $48, respectively	863	695
Total receivables, net	974	757
Prepaid expenses and other assets	1,154	1,016
Revenue earning vehicles:
Vehicles	14,281	10,836
Less: accumulated depreciation	(1,786)	(1,610)
Total revenue earning vehicles, net	12,495	9,226
Property and equipment, net	637	608
Operating lease right-of-use assets	1,887	1,566
Intangible assets, net	2,887	2,912
Goodwill	1,044	1,045
Total assets(1)	$22,496	$19,780
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$79	$56
Non-vehicle	578	516
Total accounts payable	657	572
Accrued liabilities	890	809
Accrued taxes, net	170	157
Debt:
Vehicle	10,886	7,921
Non-vehicle	2,977	2,986
Total debt	13,863	10,907
Operating lease liabilities	1,802	1,510
Self-insured liabilities	472	463
Deferred income taxes, net	1,363	1,012
Total liabilities(1)	19,217	15,430
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,844	7,190
Retained earnings (Accumulated deficit)	(1,271)	(2,626)
Accumulated other comprehensive income (loss)	(294)	(214)
Total stockholder's equity	3,279	4,350
Total liabilities and stockholder's equity	$22,496	$19,780
(1)    The Hertz Corporation's consolidated total assets as of December 31, 2022 and December 31, 2021 include total assets of VIEs of $1.3 billion and $734 million, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of December 31, 2022 and December 31, 2021 include total liabilities of VIEs of $1.3 billion and $733 million, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," and "Termination of 767 Auto Leasing Agreement" in Note 3, "Divestitures," for further information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2022	2021	2020
Revenues	$8,685	$7,336	$5,258
Expenses:
Direct vehicle and operating	4,808	3,920	3,423
Depreciation of revenue earning vehicles and lease charges, net	701	497	2,030
Non-vehicle depreciation and amortization	142	196	225
Selling, general and administrative	959	688	645
Interest expense, net:
Vehicle	159	284	455
Non-vehicle (excludes contractual interest of $129 million for the year ended December 31, 2020)	169	185	151
Interest expense, net	328	469	606
Technology-related intangible and other asset impairments	—	—	213
Write-off of intercompany loan	—	—	133
Other (income) expense, net	2	(21)	(9)
Reorganization items, net	—	513	175
(Gain) from the sale of a business	—	(400)	—
Total expenses	6,940	5,862	7,441
Income (loss) before income taxes	1,745	1,474	(2,183)
Income tax (provision) benefit	(390)	(318)	328
Net income (loss)	1,355	1,156	(1,855)
Net (income) loss attributable to noncontrolling interests	—	1	9
Net income (loss) attributable to Hertz	$1,355	$1,157	$(1,846)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$1,355	$1,156	$(1,855)
Other comprehensive income (loss):
Foreign currency translation adjustments	(76)	(36)	(19)
Net gain (loss) on pension and postretirement benefit plans	(17)	25	(11)
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	7	15	13
Total other comprehensive income (loss) before income taxes	(86)	4	(17)
Income tax (provision) benefit related to pension and postretirement benefit plans	7	(3)	(4)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	(1)	(3)	(2)
Total other comprehensive income (loss)	(80)	(2)	(23)
Total comprehensive income (loss)	1,275	1,154	(1,878)
Comprehensive (income) loss attributable to noncontrolling interests	—	1	9
Comprehensive income (loss) attributable to Hertz	$1,275	$1,155	$(1,869)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
(In millions, except for share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Due From Affiliate	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity (Deficit) Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2019	100	—	3,955	(64)	(1,937)	(189)	1,765	119	1,884
Net income (loss)	—	—	—	—	(1,846)	—	(1,846)	(9)	(1,855)
Other comprehensive income (loss)	—	—	—	—	—	(23)	(23)	—	(23)
Due from Hertz Holdings	—	—	—	(4)	—	—	(4)	—	(4)
Liabilities subject to compromise(1)	—	—	—	(65)	—	—	(65)	—	(65)
Write-off of intercompany loan(1)	—	—	—	133	—	—	133	—	133
Stock-based compensation charges	—	—	(2)	—	—	—	(2)	—	(2)
Distributions to noncontrolling interests, net	—	—	—	—	—	—	—	(73)	(73)
December 31, 2020	100	—	3,953	—	(3,783)	(212)	(42)	37	(5)
Net income (loss)	—	—	—	—	1,157	—	1,157	(1)	1,156
Other comprehensive income (loss)	—	—	—	—	—	(2)	(2)	—	(2)
Non-cash distribution(1)	—	—	65	—	—	—	65	—	65
Stock-based compensation charges	—	—	10	—	—	—	10	—	10
Cancellation of stock-based awards	—	—	(10)	—	—	—	(10)	—	(10)
Contributions from Hertz Holdings	—	—	5,642	—	—	—	5,642	—	5,642
Dividends to Hertz Holdings	—	—	(2,470)	—	—	—	(2,470)	—	(2,470)
Distributions to noncontrolling interests(2)	—	—	—	—	—	—	—	(36)	(36)
December 31, 2021	100	—	7,190	—	(2,626)	(214)	4,350	—	4,350
Net income (loss)	—	—	—	—	1,355	—	1,355	—	1,355
Other comprehensive income (loss)	—	—	—	—	—	(80)	(80)	—	(80)
Stock-based compensation charges, net of tax	—	—	131	—	—	—	131	—	131
Dividends to Hertz Holdings(3)	—	—	(2,477)	—	—	—	(2,477)	—	(2,477)
December 31, 2022	100	$—	$4,844	$—	$(1,271)	$(294)	$3,279	$—	$3,279
(1)    See Note 16, "Related Party Transactions."
(2)    Effective October 31, 2021, the 767 lease agreement was terminated. See Note 3, "Divestitures."
(3) See "Share Repurchase Programs for Common Stock" in Note 17, "Equity – Hertz Global," for additional information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,355	$1,156	$(1,855)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	809	600	2,259
Depreciation and amortization, non-vehicle	142	196	225
Amortization of deferred financing costs and debt discount (premium)	53	122	59
Loss on extinguishment of debt	—	8	5
Stock-based compensation charges	130	10	(2)
Provision for receivables allowance	57	125	94
Deferred income taxes, net	301	270	(353)
Technology-related intangible and other asset impairments	—	—	213
Write-off of intercompany loan	—	—	133
Reorganization items, net	—	150	8
(Gain) loss from the sale of a business	—	(400)	—
(Gain) loss on sale of non-vehicle capital assets	(5)	(8)	(24)
(Gain) loss on financial instruments	(111)	(4)	(3)
Other	11	(1)	8
Changes in assets and liabilities:
Non-vehicle receivables	(264)	(210)	195
Prepaid expenses and other assets	(126)	(20)	94
Operating lease right-of-use assets	280	274	366
Non-vehicle accounts payable	43	(70)	98
Accrued liabilities	80	(108)	(61)
Accrued taxes, net	73	24	(52)
Operating lease liabilities	(309)	(291)	(375)
Self-insured liabilities	19	(17)	(76)
Net cash provided by (used in) operating activities	2,538	1,806	956
Cash flows from investing activities:
Revenue earning vehicles expenditures	(10,596)	(7,154)	(5,542)
Proceeds from disposal of revenue earning vehicles	6,498	2,818	10,098
Non-vehicle capital asset expenditures	(150)	(71)	(98)
Proceeds from disposal of non-vehicle capital assets	12	16	60
Sales of marketable securities	—	—	74
Collateral payments	—	(303)	—
Collateral returned in exchange for letters of credit	19	280	—
Proceeds from the sale of a business, net of cash sold	—	871	—
Return of (investment in) equity investments	(16)	—	—
Other	—	(1)	(1)
Net cash provided by (used in) investing activities	(4,233)	(3,544)	4,591
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	9,672	14,323	4,546
Repayments of vehicle debt	(6,639)	(12,607)	(10,751)
Proceeds from issuance of non-vehicle debt	—	4,644	1,812

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2022	2021	2020
Repayments of non-vehicle debt	(20)	(6,352)	(855)
Payment of financing costs	(48)	(185)	(75)
Early redemption premium payment	—	(85)	—
Advances to Hertz Holdings	—	—	(5)
Contributions from (distributions to) noncontrolling interests	—	(38)	(75)
Dividends paid to Hertz Holdings	(2,477)	(2,470)	—
Contributions from Hertz Holdings	—	5,642	—
Net cash provided by (used in) financing activities	488	2,872	(5,403)
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(25)	(34)	46
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(1,232)	1,100	190
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(1)	2,650	1,550	1,360
Cash and cash equivalents and restricted cash and cash equivalents at end of period(1)	$1,418	$2,650	$1,550

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$204	$257	$335
Non-vehicle	168	198	109
Income taxes, net of refunds	78	40	(11)
Operating lease liabilities	454	472	546
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$53	$27	$9
Sales of revenue earning vehicles included in vehicle receivables	85	33	144
Purchases of non-vehicle capital assets included in accounts payable	23	24	7
Revenue earning vehicles and non-vehicle capital assets acquired through finance leases	15	79	32
Purchases of non-vehicle capital assets included in liabilities subject to compromise	—	—	18
Operating lease right-of-use assets obtained in exchange for lease liabilities	614	177	152
Non-cash capital contribution from Hertz Holdings	—	65	—
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Background

Hertz Global Holdings, Inc. was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns The Hertz Corporation, Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. Hertz operates its vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from company-operated, licensee and franchisee locations in the U.S., Africa, Asia, Australia, Canada, the Caribbean, Europe, Latin America, the Middle East and New Zealand. The Company also sells vehicles through Hertz Car Sales and operates the Firefly vehicle rental brand and Hertz 24/7 car sharing business in international markets. As disclosed in Note 3, "Divestitures," on March 30, 2021 the Company completed the Donlen Sale, a business which provided vehicle leasing and fleet management services.

On May 22, 2020, as a result of the impact from the COVID-19 global pandemic, the Debtors filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. On June 10, 2021, the Plan of Reorganization was confirmed by the Bankruptcy Court and on June 30, 2021, the Plan of Reorganization became effective and the Debtors emerged from Chapter 11.

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

Significant estimates inherent in the preparation of the consolidated financial statements include depreciation of revenue earning vehicles, reserves for litigation and other contingencies, accounting for income taxes and related uncertain tax positions, pension and postretirement benefit costs, the recoverability of long-lived assets, useful lives and impairment of long-lived tangible and indefinite-lived intangible assets including goodwill, valuation of stock-

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
based compensation, self-insured liabilities, allowance for doubtful accounts, the retail value of loyalty points, and fair value of financial instruments, among others.

Revenue Earning Vehicles

Revenue earning vehicles are stated at cost, net of related discounts and incentives from manufacturers. Holding periods typically range from six to thirty-six months. Generally, when revenue earning vehicles are acquired outside of a vehicle repurchase program, the Company estimates the period that the Company will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage). The Company also estimates the residual value of the applicable revenue earning vehicles at the expected time of disposal, taking into consideration factors such as make, model and options, age, physical condition, mileage, sale location, time of the year and market conditions. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and the estimated holding periods. Gains and losses on the sale of vehicles, including the costs associated with disposals, are included in depreciation of revenue earning vehicles and lease charges in the accompanying consolidated statements of operations.

For program vehicles, the manufacturers agree to repurchase the vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase or auction periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Vehicle repurchase programs guarantee on an aggregate basis the residual value of the program vehicle upon sale according to certain parameters which include the holding period, mileage and condition of the vehicles.

Self-insured Liabilities

Self-insured liabilities in the accompanying consolidated balance sheets include public liability, property damage, general liability, liability insurance supplement, personal accident insurance, and workers' compensation. These represent an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported and are recorded on an undiscounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses and administrative costs. The adequacy of the liability is monitored quarterly based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Recoverability of Goodwill and Indefinite-lived Intangible Assets

The Company tests the recoverability of its goodwill and indefinite-lived intangible assets by performing an impairment analysis on an annual basis, as of October 1, and at interim periods when circumstances require as a result of a triggering event.

A goodwill impairment charge is calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. For goodwill, fair value is determined using an income approach based on the discounted cash flows of each reporting unit. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated into a single reporting unit when they have similar economic characteristics. The Company has identified two reporting units (operating segments): Americas RAC and International RAC. The fair values of the reporting units are estimated using the net present value of discounted cash flows generated by each reporting unit and incorporate various assumptions related to discount rates, growth rates, cash flow projections, tax rates and terminal value rates specific to the reporting unit to which they are applied. Discount rates are determined based on the reporting unit's WACC. The Company’s discounted cash flow projections are based upon reasonable and appropriate assumptions about the underlying business activities of the Company’s reporting units.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included in the related tax liability line in the accompany consolidated balance sheets.

The Company has elected to record tax on global intangible low-tax income (“GILTI”) on a current basis. "GILTI" is a U.S. tax on certain earnings of foreign subsidiaries that are subject to foreign tax below a certain threshold.

Revenue Recognition

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with an original maturity of three months or less. The Company's cash and cash equivalents are invested in various investment grade institutional money market funds, and bank money market and interest-bearing accounts.

Restricted cash and cash equivalents include cash and cash equivalents that are not readily available for use in the Company's operating activities. Restricted cash and cash equivalents are primarily comprised of proceeds from the disposition of vehicles pledged under the terms of vehicle debt financing arrangements and are restricted for the purchase of revenue earning vehicles and other specified uses under the vehicle debt facilities, cash utilized as credit enhancement under those arrangements, proceeds from the Term Loan C which are utilized to collateralize letters of credit, and certain cash accounts supporting regulatory reserve requirements related to the Company's

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
self-insurance. These funds are primarily held in demand deposit and money market accounts or in highly rated money market funds with investments primarily in government and corporate obligations.

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

Property and Equipment, Net

The Company's property and equipment, net consisted of the following:

(In millions)	December 31, 2022	December 31, 2021
Land, buildings and leasehold improvements	$990	$971
Service vehicles, equipment and furniture and fixtures	392	339
Less: accumulated depreciation	(745)	(702)
Total property and equipment, net	$637	$608

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

Depreciation expense for property and equipment, net for the years ended December 31, 2022, 2021 and 2020 was $97 million, $108 million and $129 million, respectively.

The Company follows the practice of expensing maintenance and repair costs for service vehicles, furniture and fixtures, and equipment, including the cost of minor replacements.

Long-lived Assets, Including Finite-lived Intangible Assets

Finite-lived intangible assets include concession agreements, technology, customer relationships and other intangibles. Long-lived assets and intangible assets with finite lives, including technology-related intangibles, are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to forty years and two to fifteen years, respectively. Long-lived assets and intangible assets with finite lives are

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying value or estimated fair value less costs to sell.

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

Advertising

Advertising production costs are deferred and expensed when the advertising first takes place. Advertising communication costs are expensed as incurred. Advertising costs are reflected as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations and for the years ended December 31, 2022, 2021 and 2020 were $262 million, $195 million and $129 million, respectively.

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

Recently Issued Accounting Pronouncements

Adopted

Government Assistance

In November 2021, the FASB issued guidance that increases the transparency of government assistance transactions. The guidance requires disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity's financial statements. The guidance was effective for annual periods beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 on a prospective basis. As government assistance transactions were not material, the adoption of this guidance had no impact on the Company's financial position, results of operations or cash flows, and resulted in no associated disclosures.

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

Sale of Non-vehicle Capital Assets

In 2019, the Company completed the sale of certain non-vehicle capital assets in its Americas RAC segment. In 2020, the Company received additional cash from the sale and recognized an additional $20 million pre-tax gain on the sale, which was included in other (income) expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2020.

Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

	December 31,
(In millions)	2022	2021
Revenue earning vehicles	$13,654	$10,506
Less accumulated depreciation	(1,649)	(1,518)
	12,005	8,988
Revenue earning vehicles held for sale, net(1)	490	238
Revenue earning vehicles, net	$12,495	$9,226
(1)    Represents the carrying amount of vehicles for sale on the Company's retail lots or actively in the process of being sold through other disposition channels.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Years ended December 31,
(In millions)	2022	2021	2020
Depreciation of revenue earning vehicles	$1,806	$963	$2,204
(Gain) loss on disposal of revenue earning vehicles	(1,125)	(502)	(213)
Rents paid for vehicles leased	20	36	$39
Depreciation of revenue earning vehicles and lease charges, net	$701	$497	$2,030

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

The Company performed the goodwill impairment analyses using the income approach, a measurement using level 3 inputs under the U.S. GAAP fair value hierarchy. In performing the impairment analyses, the weighted-average cost of capital used in the discounted cash flow model was calculated based upon the fair value of the Company's debt and stock price with a debt-to-equity ratio comparable to the vehicle rental car industry. This present value model requires management to estimate future cash flows and forecasted EBITDA margins and capital investments of each reporting unit. The assumptions the Company used to estimate future cash flows and EBITDA margins are consistent with the assumptions that the reporting units use for internal planning purposes, which the Company believes would be generally consistent with that of a market participant. The discount rate used for each reporting unit ranged from 14.0% to 15.0%. Each of the Company's reporting units had a fair value that exceeded its respective carrying value, the lowest of which was greater than 25%.

The Company performed the intangible impairment analyses for indefinite-lived intangible assets using the relief-from-royalty income approach, a measurement using level 3 inputs under the U.S. GAAP fair value hierarchy. The Company considered consistent factors as described above related to goodwill in addition to royalty rates. The assumptions the Company uses to estimate royalty rates are consistent with the assumptions that the reporting units use for internal planning purposes, which the Company believes would be generally consistent with that of a market participant. The discount rate used for each indefinite-lived intangible ranged from 14.0% to 15.5%. All indefinite-lived intangibles were noted to have fair values that exceeded their carrying values, the lowest of which was greater than 25%.

Technology-related Intangible and Other Assets

Due to uncertainty surrounding the Company's financial ability to complete certain information technology projects as a result of COVID-19 and the filing of the Chapter 11 Cases, the Company concluded in the second quarter of 2020 that there was an impairment of such technology-related intangible assets and capitalized cloud computing implementation costs and recorded an impairment charge of $193 million in its corporate operations representing an impairment of the carrying value of the abandoned portion of such assets as of June 30, 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill

The following summarizes the changes in the Company's goodwill by segment:

(In millions)	Americas RAC segment	International RAC segment	Total
Balance as of January 1, 2022
Goodwill	$1,029	$236	$1,265
Accumulated impairment losses	—	(220)	(220)
	1,029	16	1,045
Goodwill disposal and other changes during the period	(1)	—	(1)
	(1)	—	(1)
Balance as of December 31, 2022
Goodwill	1,028	236	1,264
Accumulated impairment losses	—	(220)	(220)
	$1,028	$16	$1,044

(In millions)	Americas RAC segment	International RAC segment	Total(1)
Balance as of January 1, 2021
Goodwill(1)	$1,029	$236	$1,265
Accumulated impairment losses	—	(220)	(220)
	1,029	16	1,045
Goodwill disposal and other changes during the period	—	—	—
	—	—	—
Balance as of December 31, 2021
Goodwill	1,029	236	1,265
Accumulated impairment losses	—	(220)	(220)
	$1,029	$16	$1,045
(1)Excludes goodwill of $36 million associated with Donlen that was classified as held for sale as of December 31, 2020. See Note 3, "Divestitures," for additional information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets, Net

Intangible assets, net, consists of the following major classes:

	December 31, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$269	$(269)	$—
Concession rights	407	(405)	2
Technology-related intangibles	378	(312)	66
Other(1)	43	(42)	1
Total	1,097	(1,028)	69
Indefinite-lived intangible assets:
Tradenames(2)	2,794	—	2,794
Other(3)	24	—	24
Total	2,818	—	2,818
Total intangible assets, net	$3,915	$(1,028)	$2,887

	December 31, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$269	$(269)	$—
Concession rights	408	(405)	3
Technology-related intangibles	359	(271)	88
Other(1)	48	(45)	3
Total	1,084	(990)	94
Indefinite-lived intangible assets:
Tradenames(2)	2,794	—	2,794
Other(3)	24	—	24
Total	2,818	—	2,818
Total intangible assets, net	$3,902	$(990)	$2,912
(1)    Other amortizable intangible assets primarily include reacquired franchise rights.
(2)    As of December 31, 2022 and 2021, $2.2 billion was recorded in the Company's Americas RAC segment and $600 million in the Company's International RAC segment.
(3)    Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

	Years Ended December 31,
(In millions)	2022	2021	2020
Amortization of intangible assets	$45	$88	$96

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company's expected amortization expense based on its amortizable intangible assets as of December 31, 2022:

(In millions)
2023	$29
2024	23
2025	12
2026	2
2027	1
After 2027	2
Total expected amortization expense	$69

Note 6—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of December 31, 2022 and 2021:

Facility	Weighted-Average Interest Rate as of December 31, 2022	Fixed or Floating Interest Rate	Maturity	December 31, 2022	December 31, 2021
Non-Vehicle Debt
Term B Loan	7.34%	Floating	6/2028	$1,281	$1,294
Term C Loan	7.34%	Floating	6/2028	245	245
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
First Lien RCF	N/A	Floating	6/2026	—	—
Other Non-Vehicle Debt(1)	7.81%	Fixed	Various	9	16
Unamortized Debt Issuance Costs and Net (Discount) Premium				(58)	(69)
Total Non-Vehicle Debt				2,977	2,986
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(2)	5.79%	Floating	6/2024	2,363	2,813
HVF III Series 2021-A Class B(2)	3.65%	Fixed	6/2023	188	188
				2,551	3,001
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(2)	1.66%	Fixed	12/2024	2,000	2,000
HVF III Series 2021-2(2)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(2)	2.44%	Fixed	6/2025	750	—
HVF III Series 2022-2(2)	2.42%	Fixed	6/2027	652	—
HVF III Series 2022-3(2)	3.89%	Fixed	3/2024	383	—
HVF III Series 2022-4(2)	4.22%	Fixed	9/2025	667	—
HVF III Series 2022-5(2)	4.03%	Fixed	9/2027	317	—
				6,769	4,000
Vehicle Debt - Other
Repurchase Facility	6.17%	Fixed	1/2023	86	—

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility	Weighted-Average Interest Rate as of December 31, 2022	Fixed or Floating Interest Rate	Maturity	December 31, 2022	December 31, 2021
European ABS(2)	3.21%	Floating	11/2024	811	395
Hertz Canadian Securitization(2)	6.24%	Floating	6/2024	283	191
Australian Securitization(2)	4.67%	Floating	4/2024	168	128
New Zealand RCF	7.12%	Floating	6/2024	54	39
U.K. Financing Facility	7.00%	Floating	1/2023-12/2026	101	98
U.K. Toyota Financing Facility	2.20%	Floating	1/2023-8/2023	49	9
Other Vehicle Debt	2.94%	Floating	1/2023-4/2025	76	93
				1,628	953
Unamortized Debt Issuance Costs and Net (Discount) Premium				(62)	(33)
Total Vehicle Debt				10,886	7,921
Total Debt				$13,863	$10,907
N/A - Not applicable
(1)Other non-vehicle debt is primarily comprised of $6 million and $12 million in finance lease obligations as of December 31, 2022 and 2021, respectively.
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

Non-Vehicle Debt

First Lien Credit Agreement

Pursuant to the Plan of Reorganization, on the Effective Date, Hertz entered into the First Lien Credit Agreement that provided for the following:
•Term B Loan for term loans in an aggregate principal amount of $1.3 billion;
•Term C Loan for term loans that are available to cash collateralize letters of credit in an aggregate principal amount of $245 million; and
•the First Lien RCF for revolving loans and letters of credit up to an aggregate principal amount of $1.3 billion.

Term B Loan and Term C Loan: The Term Loans bear interest based on an alternate base rate as per the First Lien Credit Agreement or adjusted LIBOR, in each case plus an applicable margin of (i) 2.25% in the case of the alternate base rate, or (ii) 3.25% in the case of the adjusted LIBOR. In each case, the margin may change depending on Hertz's consolidated total corporate leverage ratio, as defined in the First Lien Credit Agreement (the "Total Corporate Leverage Ratio"). The Term Loans include provisions for a transition to an alternative benchmark index other than LIBOR. The First Lien Credit Agreement requires the Term B Loan to be repaid in quarterly installments of $3.3 million per quarter beginning on September 30, 2021 until maturity. The Term Loans mature on June 30, 2028.

First Lien RCF: The First Lien RCF bears interest, at a benchmark rate plus spread. Loans under the facility are available in various currencies including USD, Eurodollar, Australian dollar, Canadian dollar and Sterling. Benchmark rates for the relevant currencies include, the relevant LIBOR rate, the Prime rate, the Bank Bill Swap Reference Bid Rate for Australian dollars, Canadian prime rate, an adjusted Canadian Dollar Offered Rate ("CDOR") or the Daily Simple Sterling Overnight Index Average ("SONIA"). ABR Loans and Canadian Prime Rate Loans, as defined under the First Lien Credit Agreement, bear interest at the relevant benchmark rate plus an initial applicable margin of 2.50%. The First Lien RCF includes provisions for a transition to an alternative benchmark

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
index other than LIBOR and in March 2022, the First Lien RCF was amended to change the benchmark from USD LIBOR to the Secured Overnight Financing Rate ("SOFR") based rate. The margin for Euro currency Loans (including USD loans), SONIA loans and Canadian dollar BA Equivalent Loans, as defined in the First Lien Credit Agreement, is dependent upon the Company's Consolidated Total Corporate Leverage Ratio, as defined under the First Lien Credit Agreement. As of December 31, 2022, that margin was 3.00%. In each case, the margin may change depending on Hertz’s Total Corporate Leverage Ratio. The First Lien RCF matures on June 30, 2026.

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

2021 Senior Notes

In November 2021, Hertz issued $1.5 billion of unsecured senior notes consisting of $500 million Senior Notes Due 2026 and $1.0 billion Senior Notes Due 2029. The Senior Notes Due 2026 and the Senior Notes Due 2029 are Hertz's senior unsecured obligations and are guaranteed by each of Hertz’s direct and indirect U.S. subsidiaries that are guarantors under the First Lien Credit Agreement. Proceeds from the issuance of the Senior Notes Due 2026 and the Senior Notes Due 2029 were contributed to Hertz Global through a dividend distribution from Hertz to repurchase all outstanding shares of Hertz Global's Series A Preferred Stock. See Note 17, "Equity – Hertz Global."

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
References to the "HVF III U.S. ABS Program" include HVF III's U.S. Vehicle Variable Funding Notes and HVF III's U.S. Vehicle Medium Term Notes.

HVF III U.S. Vehicle Variable Funding Notes

HVF III Series 2021-A Notes: In June 2021, Hertz issued the Series 2021-A Class A Notes with an initial maximum principal amount of up to $2.8 billion. In December 2021, Hertz issued the Series 2021-A Class B Notes with a maximum principal amount of up to $188 million. The HVF III Series 2021- A Notes had an original maturity date of June 2023.

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

HVF III U.S. Vehicle Medium Term Notes

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

HVF III Series 2022-2 Notes: In January 2022, Hertz issued the Series 2022-2 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $750 million. At the time of issuance, Hertz purchased the Class D Notes in an aggregate principal amount of $98 million.

HVF III Series 2022-3 Notes: In March 2022, Hertz issued the Series 2022-3 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $383 million. At the time of issuance, Hertz purchased the Class D Notes in an aggregate principal amount of $50 million which were subsequently sold to third parties in July 2022.

HVF III Series 2022-4 Notes: In March 2022, Hertz issued the Series 2022-4 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $667 million. At the time of issuance, Hertz purchased the Class D Notes in an aggregate principal amount of $87 million which were subsequently sold to third parties in August 2022.

HVF III Series 2022-5 Notes: In March 2022, Hertz issued the Series 2022-5 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $364 million. At the time of issuance, Hertz purchased the Class D Notes in an aggregate principal amount of $47 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
There is subordination within each of the preceding series based on class.

HVF III Various Series 2022 Class D Notes: At the time of the respective HVF III initial offerings disclosed above, Hertz purchased the Class D Notes. Accordingly, the related principal amounts below are eliminated in consolidation as of December 31, 2022.

(In millions)	Aggregate Principal Amount
HVF III Series 2022-2 Class D Notes	98
HVF III Series 2022-5 Class D Notes	47
Total	$145

Vehicle Debt-Other

Repurchase Facility

In June 2022, Hertz entered the Repurchase Facility, whereby Hertz may sell the HVF III Series 2022 Class D Notes to the Repurchase Facility counterparty and repurchase such notes from time to time. Transactions occurring under the Repurchase Facility are based on mutually agreeable terms and prevailing rates. As of December 31, 2022, transactions totaling $86 million were outstanding under the Repurchase Facility and such transactions bear interest at a rate of SOFR plus 185 basis points and have a 30-day tenor.

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

In December 2022, the European ABS was amended to (i) increase the aggregate maximum borrowings to €1.1 billion, (ii) extend the maturity to November 2024, and (iii) incorporate the Italian fleet within the European ABS financing structure. In connection with the amendment, the Hertz performance guarantee was amended to accommodate certain obligations of its Italian subsidiaries in their capacities as lessees, servicers and administrators under the amended European ABS.

Hertz Canadian Securitization

In January 2021, TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, entered into the Funding LP Series 2021-A Notes which provide for aggregate maximum borrowings of CAD$350 million on a revolving basis, subject to availability under the borrowing base limitation.

In June 2022, the Hertz Canadian Securitization was amended to provide for aggregate maximum borrowings of CAD$450 million, for a seasonal commitment period through November 2022. Following the expiration of the seasonal commitment period, aggregate maximum borrowings reverted to CAD$350 million. Additionally, the Hertz

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Canadian Securitization was amended to extend the maturity of the aggregate maximum borrowings of CAD$350 million to June 2024.

In December 2022, Hertz Canadian Securitization was amended to provide for aggregate maximum borrowings of CAD$390 million, for a temporary commitment period through April 2023. Following the expiration of the temporary commitment period, aggregate maximum borrowings will revert to CAD$350 million.

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

In June 2021, the Australian Securitization was amended to provide for aggregate maximum borrowings of AUD$210 million and extended the maturity to April 2022.

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

U.K. Financing Facility

In April 2021, a comprehensive restructuring of the U.K. Financing Facility was executed to provide for aggregate maximum borrowings of £100 million and to extend the maturity to April 2022.

In April 2022, Hertz U.K. Limited amended the U.K. Financing Facility to provide for aggregate maximum borrowings of up to £120 million, for a seasonal commitment period through October 2022. Following the expiration of the seasonal commitment period, aggregate maximum borrowings reverted to £100 million. Additionally, the U.K. Financing Facility was amended to extend the maturity of the aggregate maximum borrowings of £100 million to October 2023.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2022, Hertz U.K. Limited amended the U.K. Toyota Financing Facility to increase aggregate maximum borrowings to £25 million and extended the maturity to October 2022.

In July 2022, Hertz U.K. Limited amended the U.K. Toyota Financing Facility to increase aggregate maximum borrowings from £25 million to £42 million and extended the maturity to June 2023.

Loss on Extinguishment of Debt

The Company incurred losses in the form of early redemption premiums and/or the write-off of deferred financing costs associated with certain redemptions, terminations and waiver agreements. Loss on extinguishment of debt is presented in interest expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2022 and 2020. For the year ended December 31, 2021, loss on extinguishment of debt is presented in reorganization items, net, unless otherwise noted in the table below, in the accompanying consolidated statements of operations. There were no losses on extinguishment of debt recognized for the year ended December 31, 2022.

The following table reflects the amount of loss for each respective redemption/termination:

	Years Ended December 31,
Redemption/Termination (in millions)	2021(1)	2020
Non-Vehicle Debt
HIL Credit Agreement(2)	$8	$—
Second HIL Credit Agreement	5	—
Total Non-Vehicle Debt	13	—
Non-Vehicle Debt (subject to compromise)
Senior Term Loan	16	—
Senior RCF	22	—
Senior Notes	29	—
Senior Second Priority Secured Notes	4	—
Promissory Notes	2	—
Alternative Letter of Credit Facility	7	—
Letter of Credit Facility	8	—
Total Non-Vehicle Debt (subject to compromise)	88	—
Vehicle Debt
HVF II U.S. Vehicle Variable Funding Notes	9	—
HVF II U.S. Vehicle Medium Term Notes	39	—
HVIF II Series 2020-1	21	—
European Vehicle Notes	29	—
European ABS	—	5
Total Vehicle Debt	98	5
Total Loss on Extinguishment of Debt	$199	$5
(1)    On June 10, 2021, the Plan of Reorganization was confirmed by the Bankruptcy Court and the Company emerged from Chapter 11. In accordance with the Plan of Reorganization, substantially all existing non-vehicle debt and all existing ABS facilities under the HVF II U.S. ABS Program and the HVIF U.S. ABS Program were repaid in full and cancelled.
(2)    The loss on extinguishment is recorded in non-vehicle interest expense, net in the accompanying consolidated income statement for the year ended December 31, 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities

As of December 31, 2022, the nominal amounts of maturities of debt for each of the years ending December 31 are as follows:

(In millions)	2023	2024	2025	2026	2027	After 2027
Non-Vehicle Debt	$20	$15	$13	$513	$13	$2,461
Vehicle Debt	657	5,875	1,430	2,016	970	—
Total	$677	$5,890	$1,443	$2,529	$983	$2,461

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

The following facilities were available to the Company as of December 31, 2022 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$1,514	$1,514
Total Non-Vehicle Debt	1,514	1,514
Vehicle Debt
HVF III Series 2021-A	1,357	—
European ABS	357	—
Hertz Canadian Securitization	4	—
U.K. Financing Facility	19	—
U.K. Toyota Financing Facility	2	—
Total Vehicle Debt	1,739	—
Total	$3,253	$1,514

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Letters of Credit

As of December 31, 2022, there were outstanding standby letters of credit totaling $691 million comprised primarily of $431 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of December 31, 2022, no capacity remains to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to support the Company's insurance programs and to provide credit enhancement for the Company's asset-backed securitization facilities, as well as to support the Company's vehicle rental concessions and leaseholds. As of December 31, 2022, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary, therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying consolidated financial statements. As of December 31, 2022 and 2021, IFF No. 2 had total assets of $1.3 billion and $734 million, respectively, comprised primarily of intercompany receivables, and total liabilities of $1.3 billion and $733 million, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. This financial covenant was effective beginning in the third quarter of 2021. As of December 31, 2022, Hertz was in compliance with the First Lien Ratio.

In addition to the financial covenant, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interest for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, restrictions on the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of December 31, 2022, the Company was in compliance with all covenants in the First Lien Credit Agreement.

Accrued Interest

As of December 31, 2022 and 2021, accrued interest was $19 million and $12 million, respectively, which is included in accrued liabilities in the accompanying consolidated balance sheets.

Restricted Net Assets

As a result of the contractual restrictions on Hertz and certain of its subsidiaries' ability to pay dividends (directly or indirectly) under various terms of its debt, as of December 31, 2022, the restricted net assets of the subsidiaries of Hertz and Hertz Global exceed 25% of their total consolidated net assets, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7—Employee Retirement Benefits

The Company sponsors multiple domestic and international employee retirement benefit plans where benefits are based upon years of service and compensation. The Hertz Corporation Account Balance Defined Benefit Pension Plan (the “Hertz Retirement Plan”) is a U.S. cash balance plan, which was amended in 2014 to permanently discontinue future benefit accruals and participation under the plan for non-union employees. The majority of union employees have since discontinued participation in the Hertz Retirement Plan as the result of collective bargaining. Some of the Company’s international subsidiaries have defined benefit retirement plans or participate in various insured or multiemployer plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans. The Company's benefit plans are generally funded, except for certain non-qualified U.S. defined benefit plans and in Germany, France and Italy, where unfunded liabilities are recorded. The Company also sponsors defined contribution plans for certain eligible U.S. and non-U.S. employees, where contributions are matched based on specific guidelines in the plans. Additionally, the Company sponsors postretirement health care and life insurance benefits for a limited number of employees with hire dates prior to January 1, 1990.

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

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
(In millions)	2022	2021	2022	2021	2022	2021
Change in Benefit Obligation
Benefit obligation as of January 1	$465	$522	$307	$340	$12	$12
Service cost	—	—	1	1	—	—
Interest cost	16	12	5	4	—	1
Plan settlements	(24)	(26)	(5)	(6)	(1)	—
Benefits paid	(3)	(27)	(5)	(5)	(1)	(1)
Foreign currency exchange rate translation	—	—	(27)	(7)	—	—
Actuarial (gain) loss	(83)	(16)	(104)	(20)	(2)	—
Benefit obligation as of December 31	$371	$465	$172	$307	$8	$12
Change in Plan Assets
Fair value of plan assets as of January 1	$468	$488	$255	$258	$—	$—
Actual return gain on plan assets	(103)	9	(91)	4	—	—
Company contributions	—	24	2	5	1	1
Plan settlements	(24)	(26)	(5)	(6)	—	—
Benefits paid	(3)	(27)	(5)	(5)	(1)	(1)
Foreign currency exchange rate translation	—	—	(25)	(1)	—	—
Fair value of plan assets as of December 31	$338	$468	$131	$255	$—	$—
Funded Status of the Plan
Plan assets (less than) in excess of the benefit obligation	$(33)	$3	$(41)	$(52)	$(8)	$(12)

In 2022, discount rates increased, resulting in actuarial gains for the U.S. and Non-U.S. pension and postretirement plans, partially offset by census data updates and experience.

In 2021, discount rates increased, resulting in actuarial gains for the U.S. and Non-U.S. pension and postretirement plans. In addition, the Non-U.S. pension plans were revalued on new census data in 2021 resulting in an additional gain, which was mostly offset by a loss from an increase in the inflation assumption.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits				Postretirement
	U.S.		Non-U.S.		Benefits (U.S.)
($ in millions)	2022	2021	2022	2021	2022	2021
Amounts recognized in balance sheets:
Prepaid expenses and other assets	$—	$3	$12	$30	$—	$—
Accrued liabilities	(33)	—	(53)	(82)	(8)	(12)
Net asset (obligation) recognized in the balance sheets	$(33)	$3	$(41)	$(52)	$(8)	$(12)

Prior service credit	$—	$—	$(1)	$(2)	$—	$—
Net gain (loss)	(58)	(28)	(56)	(72)	2	—
Accumulated other comprehensive income (loss)	(58)	(28)	(57)	(74)	2	—
Funded/(Unfunded) accrued pension or postretirement benefit	25	31	16	22	(10)	(12)
Net obligation recognized in the balance sheets	$(33)	$3	$(41)	$(52)	$(8)	$(12)

Total recognized in other comprehensive (income) loss	$29	$(20)	$(17)	$(21)	$(2)	$(1)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$35	$(14)	$(15)	$(20)	$(2)	$(1)
Accumulated Benefit Obligation as of December 31	$371	$465	$171	$306	N/A	N/A

Weighted-average assumptions as of December 31
Discount rate	5.4%	2.7%	4.7%	1.7%	4.6%	2.2%
Expected return on assets	6.0%	4.5%	5.2%	3.0%	N/A	N/A
Average rate of increase in compensation	—%	4.3%	2.1%	2.1%	N/A	N/A
Interest crediting rate	3.8%	3.8%	N/A	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	6.1%	5.6%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	4.0%	4.0%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	24	25
N/A - Not applicable

The discount rate used to determine the December 31, 2022 and 2021 benefit obligations for U.S. pension plans was based on the rate from the Mercer Pension Discount Curve-Above Mean Yield that is appropriate for the duration of the Company's plan liabilities. For its plans outside the U.S., the discount rate reflected the market rates for an optimized subset of high-quality corporate bonds currently available with the discount rate in a country determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches its plan.

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

	Pension Benefits						Postretirement Benefits (U.S.)
	U.S.			Non-U.S.
	Years Ended December 31,
($ in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Components of Net Periodic Pension and Postretirement Expense (Benefit)
Service cost	$—	$—	$—	$1	$1	$1	$—	$—	$—
Interest cost	16	12	15	5	4	5	—	1	—
Expected return on plan assets	(14)	(18)	(20)	(7)	(7)	(7)	—	—	—
Net amortizations	—	—	2	1	2	1	—	—	—
Settlement loss	4	12	9	2	1	2	(1)	—	—
Net pension and postretirement expense (benefit)	$6	$6	$6	$2	$1	$2	$(1)	$1	$—
Weighted-average discount rate for expense (January 1)	2.7%	2.2%	3.1%	1.7%	1.4%	1.9%	2.2%	1.9%	3.2%
Weighted-average assumed long-term rate of return on assets (January 1)	4.5%	4.5%	4.8%	3.0%	3.0%	3.2%	N/A	N/A	N/A
Weighted-average interest crediting rate for expense	3.8%	3.8%	3.8%	N/A	N/A	N/A	N/A	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.6%	5.5%	5.8%
Ultimate health care cost trend rate (rate to which cost trend is expected to decline)	N/A	N/A	N/A	N/A	N/A	N/A	4.0%	4.5%	4.5%
Number of years to ultimate trend rate	N/A	N/A	N/A	N/A	N/A	N/A	24	25	18
N/A - Not applicable

The net of tax loss in accumulated other comprehensive income (loss) as of December 31, 2022 and 2021 relating to pension benefits of the Hertz Retirement Plan was $92 million and $88 million, respectively.

The provisions charged to net income (loss) for the years ended December 31, 2022, 2021 and 2020 for all other pension plans were approximately $6 million, $5 million and $6 million, respectively.

The provisions charged to net income (loss) for the years ended December 31, 2022, 2021 and 2020 for the defined contribution plans were approximately $20 million, $16 million and $11 million, respectively.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The U.S. Plan

The U.S. Plan (the “Plan”) has a target asset allocation mix of 70% in investments intended to hedge the impact of capital market movements ("Immunizing Portfolio Investments"), comprised primarily of fixed income securities, and 30% in investments intended to earn more than the pension liability growth over the long-term ("Growth Portfolio Investments"). The Growth Portfolio Investments are primarily invested in passively managed equity funds, international and emerging market funds that are actively managed and non-investment grade fixed income funds. The overall strategy and the Immunizing Portfolio Investments are managed by professional investment managers. The investments within these asset classes are diversified in order to minimize the risk of large losses. The Plan assumes a 6.0% expected long-term annual weighted-average rate of return on assets.

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

(In millions)	December 31, 2022			December 31, 2021
Asset Category	Level 1	Level 2	Measured at NAV(1)	Level 1	Level 2	Measured at NAV(1)
Cash	$8	$—	$—	$5	$—	$—
Short Term Investments	—	31	—	—	27	—
Equity Funds(2):
U.S. Large Cap	—	40	—	—	59	—
U.S. Small Cap	—	5	—	—	7	—
International Large Cap	—	19	—	—	28	—
International Small Cap	—	4	—	—	5	—
International Emerging Markets	—	5	4	—	6	6
Fixed Income Securities:
U.S. Treasuries	—	—	—	—	24	—
Corporate Bonds	—	161	29	—	247	—
Government Bonds	—	4	—	—	12	—
Municipal Bonds	—	6	—	—	10	—
Derivatives - Interest Rate	—	1	—	3	2	—
Non-Investment Grade Fixed Income(2)	—	21	—	—	27	—
Total fair value of pension plan assets	$8	$297	$33	$8	$454	$6
(1)    Includes certain investments where the fair value measurement utilizes the net asset value ("NAV") and as such, are not classified in the fair value levels above.
(2)    The Level 2 investments relate to investment funds that publish daily NAV per unit. The daily NAV is available to participants in the funds and redemptions can be made daily at the current NAV. The fair value and units are determined and published and are the basis for current transactions. The investments are not eligible for the NAV practical expedient. However, they are measured at the published NAV because the quoted NAV per unit represents the price at which the investment would be sold in a transaction between independent market participants.

The U.K. Plan

The Company's United Kingdom defined benefit pension plan (the "U.K. Plan") has a target allocation of 25% actively managed diversified growth and multi-asset credit funds, 8% passive equity funds and 67% protection portfolio that consists of liability driven investments, Sterling liquidity fund and United Kingdom corporate bonds. The actively managed diversified growth and multi-asset credit funds are intended to deliver a long-term equity-like return but with reduced levels of volatility. The protection portfolio is designed to partially hedge the interest rate and inflation expectation exposure of the liabilities which are measured on a local regulatory basis. The amount that is required to be invested in each fund to maintain target hedge ratios will vary over time as the value of the liabilities

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
change and the allocations within the protection portfolio will be allowed to vary accordingly. All of the invested assets of the U.K. Plan are held via pooled funds managed by professional investment managers. The U.K. Plan assumes a 5.2% expected long-term weighted-average rate of return on assets for the Plan in total.

The Company's U.K. Plan comprises $126 million of the $131 million in fair value of Non-U.S. plan assets as of December 31, 2022 and comprises $248 million of the $255 million in fair value of Non-U.S. plan assets as of December 31, 2021. The fair value measurements of the Company's U.K. Plan assets are based upon inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable (Level 1) and significant observable inputs that reflect quoted prices for similar assets or liabilities in active markets (Level 2). The fair value measurements of the U.K. Plan assets relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31, 2022			December 31, 2021
Asset Category	Level 1	Level 2	Measured at NAV(1)	Level 1	Level 2	Measured at NAV(1)
Actively Managed Multi-Asset Funds:
Diversified Growth Funds(2)	$11	$—	$—	$—	$37	$—
Multi Asset Credit	—	—	21	—	—	38
Passive Equity Funds:
U.K. Equities(2)	4	—	—	—	12	—
Overseas Equities(2)	5	—	—	—	14	—
Passive Bond Funds:
Corporate Bonds	4	—	—	—	27	—
Liability Driven Investments(2)	76	—	—	—	96	—
Liquidity Fund	5	—	—	24	—	—
Total fair value of pension plan assets	$105	$—	$21	$24	$186	$38
(1)    Includes certain investments where the fair value measurement utilizes NAV and as such, are not classified in the fair value levels above.
(2)    The Level 2 investments relate to investment funds that publish daily NAV per unit. The daily NAV is available to participants in the funds and redemptions can be made daily at the current NAV. The fair value and units are determined and published and are the basis for current transactions. The investments are not eligible for the NAV practical expedient. However, they are measured at the published NAV because the quoted NAV per unit represents the price at which the investment would be sold in a transaction between independent market participants.

Contributions

The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, the Company makes contributions beyond those legally required. In 2022 and 2021, the Company did not make any cash contributions to its U.S. qualified pension plan.

In 2022, the Company made no contributions to its U.S. non-qualified pension plans. In 2021, the Company made $24 million of contributions to its U.S. non-qualified pension plans. In 2022, the Company made no discretionary contributions to its U.K. Plan. In 2021, the Company made discretionary contributions of $3 million to its U.K. Plan.

The Company does not anticipate contributing to the U.S. qualified pension plan during 2023. The Company anticipates contributing approximately $1 million to the U.K. Plan and approximately $2 million to its other international plans during 2023. The level of 2023 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Estimated Future Benefit Payments

The following table presents estimated future benefit payments:

(In millions)	Pension Benefits	Postretirement Benefits (U.S.)
2023	$32	$1
2024	34	1
2025	36	1
2026	39	1
2027	40	1
2027 to 2031	213	2
	$394	$7

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

Amounts accrued for benefit payments under the Company's multiemployer pension plans of $20 million represent the net present value of projected liabilities as of December 31, 2022. The Company's participation in multiemployer plans is outlined in the table below. For plans that are not individually significant to the Company, the total amount of contributions is presented in the aggregate.

	EIN /Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending /Implemented(1)	Contributions by The Hertz Corporation (In millions)			Surcharge Imposed	Expiration Dates of Collective Bargaining Agreements
Pension Fund		2022	2021		2022	2021	2020
Western Conference of Teamsters	91-6145047	Green	Green	N/A	$5	$4	$5	N/A	09/30/2024
Other Plans					—	1	2
Total Contributions					$5	$5	$7
N/A    Not applicable
(1)    Indicates whether a Funding Improvement Plan, as required under the Code to be adopted by plans in the “yellow” zone, or a Rehabilitation Plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the plan year that ended in 2022.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded on the books at the Hertz level.

2021 Omnibus Incentive Plan

During 2021, Hertz Global's Board approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan"). The Company initially authorized 62,250,055 shares of its common stock pursuant to awards granted under the 2021 Omnibus Plan. In addition, beginning on June 30, 2022, and ending on June 20, 2031 (an “Evergreen Date”), the total authorized shares under the 2021 Omnibus Plan will automatically increase by a number of shares equal to 2% of the total number of shares of the Company's common stock outstanding on the June 29th immediately preceding the applicable Evergreen Date. Notwithstanding the foregoing, the Company's Board may act prior to the Evergreen Date of a given year to provide that there will be no automatic increase for such year, or that the increase for such year will be a lesser number of shares. As of December 31, 2022, 41,866,495 shares of the Company's common stock are authorized and remain available for future grants under the 2021 Omnibus Plan.

A summary of the total compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Years Ended December 31,
(In millions)	2022	2021
Compensation expense	$129	$7
Income tax benefit	(7)	(2)
Total	$122	$5

As of December 31, 2022, there was $214 million of total unrecognized compensation cost expected to be recognized over the remaining 2.2 years, on a weighted average basis, of the requisite service period that began on the grant dates.

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

The Company calculates the expected volatility based on the historical movement of its stock price.

Grants
Assumption	2021
Expected volatility	75%
Expected dividend yield	—%
Expected term (years)	6
Risk-free interest rate	1.19%
Weighted-average grant date fair value	$17.12

A summary of stock option activity under the 2021 Omnibus Plan as of December 31, 2022 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2022	3,678,855	$26.17	9.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(533,872)	26.17	—	—
Outstanding as of December 31, 2022	3,144,983	—	8.2	—
Exercisable as of December 31, 2022	(1,400,077)	26.17	7.5	—
Non-vested as of December 31, 2022	1,744,906

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

A summary of the PSU activity as of December 31, 2022 under the 2021 Omnibus Plan is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2022	—	$—	$—
Granted(1)	10,005,537	17.72	—
Vested	(560,518)	18.56	—
Forfeited or Expired	(152,270)	21.08	—
Outstanding as of December 31, 2022	9,292,749	17.62	143

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1)    Presented assuming the issuance at the original target award amount (100%).

Compensation expense for PSUs is based on the grant date fair value. For grants issued in 2022, vesting eligibility is based on market, performance and service conditions of one to five years. Accordingly, the number of shares issued at the end of the performance period could range between 0% and 200% of the original target award amount (100%) disclosed in the table above. Certain of these PSUs were valued on the grant date using a Monte Carlo simulation model that incorporates the assumptions noted in the following table:

Assumption
Expected volatility	68%
Expected dividend yield	—%
Expected term (years)	5
Risk-free interest rate	1.71%
Weighted-average grant date fair value	$17.61

As of December 31, 2022, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

Restricted Stock and Restricted Stock Units

Restricted stock and RSUs granted under the 2021 Omnibus Plan vest based on a minimum period of service or the occurrence of events specified by the Compensation Committee. Restricted stock and RSUs are subject to forfeiture until vested. Compensation expense for RSUs is based on the grant date fair value, and is recognized ratably over the vesting period. RSU grants issued in 2022 vest over a period of two to four years. For grants issued in 2021, the vesting period is three years except for 500,000 shares that vested in the first half of 2022.

A summary of RSU activity as of and for the year ended December 31, 2022 under the 2021 Omnibus Plan is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2022	1,726,286	$26.17	$43
Granted	4,040,059	19.94	—
Vested	(2,121,074)	23.08	—
Forfeited or Expired	(232,508)	24.53	—
Outstanding as of December 31, 2022	3,412,763	20.82	53

Additional information pertaining to RSU activity under the 2021 Omnibus Plan was as follows:

	Years Ended December 31,
	2022	2021
Total fair value of awards that vested (in millions)	$49	$—
Weighted-average grant-date fair value of awards granted	$19.94	$26.17

Deferred Stock Units

Each deferred stock unit granted under the 2021 Omnibus Plan represents a contractual right to receive a stated number of shares of common stock of the Company or if provided by the Compensation Committee in accordance with the 2021 Omnibus Plan on or after the grant date, cash equal to the fair value of such shares of common stock or any combination of shares of common stock and cash having an aggregate fair market value equal to such stated number of shares of common stock, on a specified future date. As of December 31, 2022 and 2021, there were

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
approximately 68,000 and 24,000 outstanding shares, respectively, of deferred stock units under the 2021 Omnibus Plan.

Note 9—Leases

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

The Company combines lease and non-lease components in its contracts under ASC 842, Lease Accounting ("Topic 842"), when permissible.

The following further describes the Company's leasing transactions.

Lessor

The Company's operating leases for vehicle rentals have rental periods that are typically short term (e.g., daily or weekly) and can generally be extended for up to one month or terminated at the customer's discretion. Rental charges are computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. In connection with the vehicle rental, the Company offers supplemental equipment rentals (e.g., child seats and ski racks) which are deemed lease components. The Company also offers value-added services in connection with the vehicle rental, which are deemed non-lease components, such as loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and satellite radio. Additionally, the Company charges for variable services primarily consisting of tolls, refueling and recharging during the rental period, and for fees associated with the early or late termination of the vehicle lease. The Company mitigates residual value risk of its revenue earning vehicles by utilizing manufacturer repurchase and guaranteed depreciation programs, using sophisticated vehicle diagnostic and repair equipment to maintain the condition of its vehicles and through periodic reviews of vehicle depreciation rates based on management's ongoing assessment of present and estimated future market conditions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020:

(In millions)	2022	2021	2020
Operating lease income from vehicle rentals	$8,243	$6,885	$4,320
Operating lease income from fleet leasing	—	149	639
Variable operating lease income	212	131	30
Revenue accounted for under Topic 842	8,455	7,165	4,989
Revenue accounted for under Topic 606	230	171	269
Total revenues	$8,685	$7,336	$5,258

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

To determine the present value of its lease payments, the Company utilizes the interest rate implicit in the lease agreement. If the implicit interest rate cannot be determined in the lease agreement, the Company utilizes the Company's collateralized incremental borrowing rate as of January 1, 2019, the adoption date of Topic 842, or the commencement date of the lease, whichever is later.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the amount of lease costs incurred by the Company for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
(In millions)	2022	2021	2020
Minimum fixed lease costs:
Short-term lease costs	$142	$171	$142
Operating lease costs	438	449	527
Total	580	620	$669
Variable lease costs	334	165	23
Total lease costs	$914	$785	$692

The following summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases as a lessee as of December 31, 2022:

Weighted-average remaining lease term (in years)	11.4
Weighted-average discount rate	9.5%

The following table summarizes the Company's minimum fixed lease obligations under existing agreements as a lessee, excluding variable concession obligations in excess of minimum annual guarantees and short-term leases, as of December 31, 2022:

(In millions)
2023	$471
2024	386
2025	307
2026	251
2027	215
After 2027	1,313
Total lease payments	2,943
Interest	(1,141)
Operating lease liabilities as of December 31, 2022	$1,802

Note 10—Restructuring

Europe Restructuring

Due to the impact from COVID-19 and reductions in European government support, the Company initiated a restructuring program in March 2021 in its International RAC segment. The total number of employees affected for the year ended December 31, 2021 was approximately 900. The program was substantially completed in 2021.

U.S. Restructuring

Due to the impact from COVID-19, the Company initiated a restructuring program beginning in April 2020, affecting approximately 11,000 U.S. employees in its Americas RAC segment and corporate operations. This program was substantially completed in the third quarter of 2020.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restructuring Charges

Restructuring charges under these programs are as follows:

	Years ended December 31,
(In millions)	2021	2020
By Type:
Termination benefits	$27	$37
Lease and contract terminations	$3	—
Facility closures	2	—
Total	$32	$37

	Years ended December 31,
(In millions)	2021	2020
By Caption:
Direct vehicle and operating	$16	$25
Selling, general and administrative	16	12
Total	$32	$37

	Years ended December 31,
(In millions)	2021	2020
By Segment:
Americas RAC segment	$—	$34
International RAC segment	32	—
Corporate	—	3
Total	$32	$37

The tables above do not include pension-related settlement charges incurred during the year ended December 31, 2020.

The following table summarizes the activity affecting the restructuring accrual, which is recorded in accrued liabilities in the accompanying consolidated balance sheet.

(In millions)	Termination Benefits	Other	Total
Balance as of January 1, 2021	$—	$—	$—
Charges incurred	27	5	32
Cash payments	(32)	—	(32)
Other non-cash reductions	—	(3)	(3)
Reclassified from liabilities subject to compromise(1)	7	—	7
Balance as of December 31, 2021	$2	$2	$4
(1)     As a result of filing the Chapter 11 Cases, the Company classified $7 million of restructuring charges to liabilities subject to compromise during 2020. On the Effective Date, in connection with the Plan of Reorganization, the Company reclassified $7 million of accrued and unpaid restructuring charges from liabilities subject to compromise.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11—Income Tax (Provision) Benefit

The components of income (loss) before income taxes for the Company's domestic and foreign operations are as follows:
Hertz Global

	As of December 31,
(In millions)	2022	2021	2020
Domestic	$2,120	$710	$(1,692)
Foreign	329	(27)	(360)
Total income (loss) before income taxes	$2,449	$683	$(2,052)

Hertz

	As of December 31,
(In millions)	2022	2021	2020
Domestic	$1,416	$1,501	$(1,823)
Foreign	329	(27)	(360)
Total income (loss) before income taxes	$1,745	$1,474	$(2,183)

The total income tax provision (benefit) consists of the following:
Hertz Global and Hertz

	As of December 31,
(In millions)	2022	2021	2020
Current:
Federal	$—	$—	$—
Foreign	41	24	18
State and local	32	21	4
Total current	73	45	22
Deferred:
Federal	338	252	(356)
Foreign	42	19	35
State and local	(63)	2	(30)
Total deferred	317	273	(351)
Total provision (benefit) - Hertz Global	390	318	(329)
Federal deferred tax (provision) benefit applicable to Hertz Holdings	—	—	1
Total provision (benefit) - Hertz	$390	$318	$(328)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The principal items of the U.S. and foreign net deferred tax assets and liabilities are as follows:
Hertz Global and Hertz

	As of December 31,
(In millions)	2022	2021
Deferred tax assets:
Employee benefit plans	$18	$14
Net operating loss carry forwards	1,737	1,321
Capital loss carryforwards	194	167
Federal and state tax credit carry forwards	81	64
Deferred interest expense	70	10
Accrued and prepaid expenses	147	185
Operating lease liabilities	430	390
Total deferred tax assets	2,677	2,151
Less: valuation allowance	(511)	(690)
Total net deferred tax assets	2,166	1,461
Deferred tax liabilities:
Depreciation on tangible assets	(2,297)	(1,342)
Intangible assets	(714)	(711)
Operating lease right-of-use assets	(456)	(408)
Total deferred tax liabilities	(3,467)	(2,461)
Net deferred tax liability - Hertz Global	(1,301)	(1,000)
Deferred tax asset - net operating loss applicable to Hertz Holdings	(3)	(3)
Net deferred tax liability - Hertz	$(1,304)	$(1,003)

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

As of December 31, 2022, the Company has approximately $1.3 billion of tax-effected U.S. federal net operating loss carryforwards ("Federal NOLs"), which have an indefinite carryforward period and may offset 80% of taxable income generate in any future year. The Company has approximately $45 million of federal tax credits which begin expiring in 2025. The Company has approximately $50 million of tax-effected federal deferred interest expense which has an indefinite carryforward period. The Company has not recorded a valuation allowance on its Federal NOLs, federal credits, or deferred interest expense as there were adequate U.S. deferred tax liabilities that could be realized within the carry forward periods.

As of December 31, 2022, the Company has approximately $164 million of tax-effected U.S. federal capital loss carryforwards of which a valuation allowance of approximately $162 million has been recorded.

As of December 31, 2022, the Company has approximately $194 million of tax-effected state net operating loss carryforwards. Some of these net operating losses have an indefinite carryforward period, and those that do not will begin to expire in 2023 if not utilized. These net operating losses are offset, in part, by a valuation allowance totaling $63 million. The Company has approximately $37 million in state tax credits for which a full valuation allowance is recorded. The state tax credits expire over various years beginning in 2023 depending upon the period when they

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
were generated and the particular jurisdiction. The Company has approximately $19 million of tax-effected deferred interest expense which has an indefinite carryforward period. The Company has approximately $27 million of tax effected state capital losses that are fully offset by a valuation allowance. The tax effected amounts for all state tax attributes are net of federal benefit.
As of December 31, 2022, the Company has approximately $243 million of tax-effected foreign net operating loss carry forwards. Some of the net operating losses have an indefinite carryforward period, and those that do not will begin to expire in 2031 if not utilized. These net operating losses are offset, in part, by a valuation allowance totaling $187 million. The Company has no tax credits in foreign jurisdictions. The Company has approximately $2 million of tax-effected foreign deferred interest which has an indefinite carryforward period. The Company has approximately $3 million of tax-effected foreign capital loss carryforwards which a full valuation allowance has been recorded.

The Company recorded a valuation allowance against most of our deferred tax assets for several European operations as of both December 31, 2022, and December 31, 2021. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Due to the ownership changes before and upon emergence from Chapter 11, the utilization of the Company's Federal, State and Foreign NOLs may be subject to limitations. Estimates of these limitations have been reflected in the tax provision.

The significant items in the reconciliation of the statutory and effective income tax rates consists of the following items in the table below. Percentages are calculated from the underlying numbers in thousands, and as a result, may not agree to the amount when calculated in millions.
Hertz Global and Hertz

	Years Ended December 31,
	2022	2021	2020
Statutory federal tax rate	21%	21%	21%
State and local income taxes, net of federal effect	4	7	5
Change in state rates, net of federal effect	—	2	1
Change in foreign statutory rates	—	(2)	—
Federal and foreign permanent differences	2	1	—
Tax credits	(1)	(1)	—
Withholding taxes	1	1	—
Valuation allowance	(6)	11	(11)
Change in fair value of public warrants	(7)	22	—
Non-deductible bankruptcy expenses	—	15	—
European reorganization	—	(46)	—
Uncertain tax positions	—	12	—
U.S. tax on foreign earnings	1	2	—
Other	1	2	—
Effective tax rate - Hertz Global	16	47	16
Hertz Holdings exclusive items	6	(25)	(1)
Effective tax rate - Hertz	22%	22%	15%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The change in tax provision in 2022 compared to 2021 is driven by improvements in financial performance in 2022, as well as the non-taxable change in fair value of Public Warrants, the tax benefits associated with the restructuring in Europe recognized in 2021, the impact of changes to state and foreign valuation allowances, and non-deductible bankruptcy costs incurred in 2021. Hertz Holdings exclusive items are comprised of transactions specific to Hertz Holdings only.

The Company recorded a tax provision in 2021 compared to a tax benefit in 2020. The change was primarily driven by improvements in the Company's financial performance in 2021, changes in the mix of earnings and losses in jurisdictions for which no tax benefit can be recognized, non-deductible bankruptcy expenses, and reduced by the tax benefits of the European reorganization.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
Hertz Global and Hertz

	Years Ended December 31,
(In millions)	2022	2021	2020
Balance as of January 1	$106	$53	$48
Increase (decrease) attributable to tax positions taken during prior periods	184	65	5
Increase (decrease) attributable to tax positions taken during the current year	9	19	1
Decrease attributable to settlements with taxing authorities	(1)	(31)	(1)
Balance as of December 31	$298	$106	$53

The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $200 million. Net, after-tax interest and penalties related to tax liabilities are classified as a component of income tax in the accompanying consolidated statements of operations which were not significant for the years ended December 31, 2022, 2021 and 2020. Net, after-tax interest and penalties were accrued as a component of tax in the Company's consolidated balance sheet in the amount of $7 million and $7 million as of December 31, 2022 and 2021, respectively.

During 2021 as part of a restructuring of European operations, we generated a tax loss of approximately $1.3 billion, which was characterized as a capital loss in the 2021 provision. The Company is in the process of obtaining a pre-filing agreement with the Internal Revenue Services to determine whether the capital loss qualifies as an ordinary loss. It is reasonably possible that the total amounts of unrecognized tax benefits will significantly decrease by approximately $190 million within 12 months of our reporting date if the IRS confirms that the loss we generated is ordinary in nature.

The Company is subject to examination by taxing authorities throughout the world. The tax years that are open for examination span from 2010 to 2022. Additionally, the Company is under audit in several U.S. states and other foreign jurisdictions, and it is reasonably possible that the amount of unrecognized tax benefits may change as the result of the completion of ongoing examinations, the expiration of the statute of limitations or other unforeseen circumstances.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has provided for deferred taxes on undistributed earnings of foreign subsidiaries. However, it is not practicable to estimate the deferred taxes on other differences on investments in foreign subsidiaries.

Note 12—Financial Instruments

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

None of the Company's financial instruments have been designated as hedging instruments as of December 31, 2022 and 2021.

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

Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
	December 31,		December 31,
(In millions)	2022	2021	2022	2021
Interest rate instruments	$140	$12	$—	$—
Foreign currency forward contracts	1	1	2	2
Total	$141	$13	$2	$2
(1)     All asset derivatives are recorded in prepaid expenses and other assets and all liability derivatives are recorded in accrued liabilities in the accompanying consolidated balance sheets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
(In millions)		2022	2021	2020
Interest rate instruments	Vehicle interest expense, net(1)(2)	$127	$3	$12
Foreign currency forward contracts	Other (income) expense, net(2)	(2)	2	(3)
Total		$125	$5	$9
(1)    In 2021, $6 million of gains on interest rate instruments were recorded in other (income) expense, net, offset by $3 million of losses on interest rate instruments which were recorded in selling, general and administrative expense.
(2)    In 2020, all gains (losses) on financial instruments were recorded in selling, general and administrative expense.

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

	December 31, 2022		December 31, 2021
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt	$3,035	$2,685	$3,055	$3,065
Vehicle Debt	10,948	10,304	7,954	7,908
Total	$13,983	$12,989	$11,009	$10,973

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's cash equivalents, restricted cash equivalents and Public Warrants that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	December 31, 2022				December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$443	$—	$—	$443	$1,678	$—	$—	$1,678
Liabilities:
Public Warrants	$617	$—	$—	$617	$1,324	$—	$—	$1,324

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

Public Warrants

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2022 and 2021 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity ("Topic 480"). See Note 19, "Public Warrants - Hertz Global," for further details. Upon issuance on the Effective Date, the initial fair value of the Public Warrants was $800 million. The Company calculates the fair value based on the end-of-day quoted market price, a Level 1 input of the fair value hierarchy. For the years ended December 31, 2022 and 2021, the fair value adjustments resulted in a gain of $704 million and a loss of $627 million, respectively, and were recorded in change in fair value of Public Warrants in the accompanying consolidated statements of operations for Hertz Global for the years ended December 31, 2022 and 2021.

Financial Instruments

The fair value of the Company's financial instruments as of December 31, 2022 and 2021 are disclosed in Note 12, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 14—Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) is as follows:

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses from Currency Translation Adjustments on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(88)	$(107)	$(19)	$(214)
Other comprehensive income (loss) before reclassification	(10)	(76)	—	(86)
Amounts reclassified from accumulated other comprehensive income (loss)	6	—	—	6
Balance as of December 31, 2022	$(92)	$(183)	$(19)	$(294)

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses from Currency Translation Adjustments on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2021	$(122)	$(71)	$(19)	$(212)
Other comprehensive income (loss) before reclassification	22	(36)	—	(14)
Amounts reclassified from accumulated other comprehensive income (loss)	12	—	—	12
Balance as of December 31, 2021	$(88)	$(107)	$(19)	$(214)

Note 15—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of December 31, 2022 and 2021, the Company's liability recorded for self-insured liabilities was $472 million and $463 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
which the Company was a party during the year ended December 31, 2022 or the period after December 31, 2022, but before the filing of this 2022 Annual Report.

Make-Whole and Post-Petition Interest Claims - On July 1, 2021, Wells Fargo Bank, N.A., in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes"), and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Notes”), filed a complaint (the “Complaint”) against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this summary as “Defendants”). The filing of the Complaint initiated the adversary proceeding captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et al. in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 21-50995 (MFW). The Complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that they assert total approximately $272 million or, in the alternative, are entitled to payment of post-petition interest at a contractual rate that they assert total approximately $125 million. The Complaint also asserts the right to pre-judgment interest from July 1, 2021, to the date of any judgment. On December 22, 2021, the Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 and 2024 Notes and (ii) post-petition interest at the contract rate. On November 9, 2022, the Bankruptcy Court ruled that the make-whole premium is the same as unmatured interest and is disallowed under the U.S. Bankruptcy Code, granting summary judgment in the Defendants’ favor. The Bankruptcy Court certified the matter directly to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) and, on January 25, 2023, the Third Circuit accepted Wells Fargo’s appeal. The Defendants intend to continue to vigorously defend against the claims in this matter through the appellate process. The Company cannot predict the ultimate outcome or timing of this litigation.

Claims Related to Alleged False Arrests - A group of claims involving allegations that the police detained or arrested individuals in error after the Company reported rental cars as stolen have been advanced against the Company. These claims first arose from actions allegedly taken by the Company prior to its emergence from bankruptcy reorganization; some claims allege post-emergence behavior by the Company. These claims have been the subject of press coverage and the Company has received inquiries on the matter from certain members of government. The Company has policies to help ensure the proper treatment of its customers and to seek to protect itself against the theft of its services or assets, and has taken significant steps to modernize and update those policies. In December 2022, the Company entered into settlement agreements with 364 claimants in full and final resolutions of their claims for an aggregated amount of approximately $168 million (the "Settlement"), all of which amount was paid by the Company during December 2022. The Settlement resolved nearly all of the false arrest-related claims being advanced in the U.S. Bankruptcy Court for the District of Delaware, Adv. Pro. No. 20-11247 (MFW) and state court in Delaware (captioned Flannery, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-07-100 and Okoasia, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-09-531). Also as a result of the Settlements, state court matters pending in Pennsylvania, captioned Lovelace, et al. v. Hertz Global Holdings, Inc., et al., Case No. 220801729, and in Florida, captioned Lizasoain, et al. v. Hertz Global Holdings, Inc., et al., Case No. 2022-015316-CA-1, were dismissed with prejudice. In the small number of claims remaining, the Company continues to vigorously defend itself and believes that the ultimate resolution of such remaining claims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Relatedly, in May 2022, the Company filed a complaint against several of its insurers seeking a determination of its rights under its commercial general liability, and directors and officers liability, insurance policies for these alleged claims in a declaratory judgment action pending in Delaware Superior Court, Hertz Global Holdings, Inc., et al. v. ACE American Insurance Co., et al., C.A. No. N22C-05-130 MMJ (CCLD). The Company believes that a meaningful portion of the amount being paid for the Settlements will ultimately be recovered from its insurance carriers.

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

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in the U.S. District Court for the District of New Jersey against former executives Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court in Florida against former executive Scott Sider on March 28, 2019. The complaints predominantly alleged breach of contract and sought repayment of incentive-based compensation received by the defendants in connection with restatements included in the former Hertz Global Holdings, Inc. ("Old Hertz Holdings") Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The complaints also sought recovery for the costs of an SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014 and other damages resulting from the necessity of the restatements. The Company is pursuing these legal proceedings in accordance with its clawback policy and contractual rights. In October 2019, the Company entered into a confidential settlement agreement with Elyse Douglas and, on April 14, 2021, the Bankruptcy Court approved a Settlement Agreement between the Company and Scott Sider, closing the Florida action. Additionally, on December 29, 2021, the Company entered into a confidential settlement agreement with Jeff Zimmerman, leaving Mark Frissora as the sole remaining defendant in the New Jersey action. Fact and expert discovery have been completed and competing dispositive motions were fully briefed as of October 26, 2022. Pursuant to the agreements governing the separation of Herc Holdings Inc. from Hertz Global that occurred on June 30, 2016, Herc Holdings Inc. is entitled to 15% of the net proceeds of any repayment or recovery from these cases.

Indemnification Obligations

In the ordinary course of business, the Company has executed contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships and financial matters. Specifically, the Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. In addition, Hertz entered into customary indemnification agreements with Hertz Holdings and certain of the Company's stockholders and their affiliates pursuant to which Hertz Holdings and Hertz will indemnify those entities and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of such entities and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. The Company has entered into customary indemnification agreements with each of its directors and certain of its officers. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third-party claim. In connection with the separation of the car rental business in 2016, the Company executed an agreement with Herc Holdings Inc. that contains mutual indemnification clauses and a customary indemnification provision with respect to liability arising out of or resulting from assumed legal matters. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and has accrued for expected losses that are probable and estimable.

Note 16—Related Party Transactions

Transactions and Agreements between Hertz Holdings and Hertz

In June 2019, Hertz entered into a master loan agreement with Hertz Holdings for a facility size of $425 million with an expiration in June 2020 (the "2019 Master Loan"). As a result of the Chapter 11 Cases, the full amount outstanding under the 2019 Master Loan was deemed uncollectible, resulting in a charge of $133 million during the second quarter of 2020. Additionally, the loan due to an affiliate, which represented a tax-related liability from Hertz

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to Hertz Holdings, in the amount of $65 million was subsequently settled via a non-cash distribution from Hertz to Hertz Holdings in 2021.

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

Note 17—Equity – Hertz Global

Emergence from Bankruptcy

In connection with the emergence from Chapter 11, all of Hertz Global's existing authorized, issued, and outstanding common and preferred stock were cancelled. As of the Effective Date, there were 1,000,000,000 shares of reorganized Hertz Global common stock and 100,000,000 shares of reorganized Hertz Global preferred stock authorized for issuance.

As of the Effective Date, 471,102,462 shares of reorganized Hertz Global common stock and 1,500,000 shares of reorganized Hertz Global preferred stock were issued and outstanding. As of December 31, 2021, all 1,500,000 shares of preferred stock were repurchased and retired.

Common Stock

Under reorganized Hertz Global's revised articles of incorporation, 1,000,000,000 shares of reorganized Hertz Global common stock, par value $0.01 per share, have been authorized for issuance. Each share represents one vote on matters presented to the voting stockholders of reorganized Hertz Global. The consideration received by reorganized Hertz Global upon the issuance of common stock that exceeded the par value was recorded in additional paid-in capital in the accompanying consolidated balance sheets of Hertz Global as of December 31, 2022 and 2021. The reorganized Hertz Global common stock is not convertible and does not accrue dividends. Dividends, if any, are paid only upon a valid declaration by the Board of reorganized Hertz Global, and such declarations are subject to customary legal and regulatory restrictions, restrictions related to any issued and outstanding preferred stock, and applicable debt covenants.

2021 Rights Offering

In accordance with the Plan of Reorganization, approximately 35% of reorganized Hertz Global common stock was offered pursuant to the 2021 Rights Offering for an aggregate purchase price of $1.6 billion of shares of reorganized Hertz Global common stock at a purchase price of $10.00 per share. The final expiration date for the 2021 Rights Offering occurred on June 15, 2021. Hertz Global closed the offering upon emergence from the Chapter 11 Cases on the Effective Date with eligible existing Hertz Global stockholders subscribing to purchase 127,362,114 shares of reorganized Hertz Global common stock for gross proceeds of approximately $1.3 billion. The unsubscribed portion

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of the 2021 Rights Offering was backstopped by certain parties (the "Backstop Parties") resulting in the issuance of 36,137,887 shares of reorganized Hertz Global common stock for gross proceeds of $361 million. The Backstop Parties were compensated a backstop fee of $164 million in reorganized Hertz Global common stock valued at $10.00 per share which is included in the 2021 Rights Offering in the accompanying Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity. During the third quarter of 2021, reorganized Hertz Global issued additional shares pursuant to the rounding provisions of the 2021 Rights Offering for cash proceeds of approximately $4 million at a purchase price of $10.00 per share.

Public Warrants

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global issued 89,049,029 Public Warrants. See Note 19, "Public Warrants - Hertz Global," for attributes of the Public Warrants, which are classified at fair value as a liability for financial reporting purposes under U.S. GAAP.

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

On December 21, 2021, all shares of the Series A Preferred Stock were repurchased at a price of $1,250 per share for aggregate payments by Hertz Global of $1.9 billion. Hertz Global funded such share repurchases with available cash, including proceeds from the offering of the Senior Notes Due 2026 and Senior Notes Due 2029 which were contributed to Hertz Global through a dividend distribution from Hertz. The repurchased shares of Series A Preferred Stock were simultaneously retired.

The difference between the carrying value of the Series A Preferred Stock and the redemption value paid by Hertz Global, including approximately $7 million in certain fees, of $450 million was recorded in Hertz Global's additional paid in capital as of December 31, 2021, and accordingly, was subtracted from net income available to common stockholders of Hertz Global for purposes of calculating basic and diluted earnings per share for the year ended December 31, 2021.

Nasdaq Listing

On November 8, 2021, reorganized Hertz Global successfully completed its Nasdaq listing, in which shares of its new common stock were registered with the SEC for a public offering by certain selling stockholders. On November 9, 2021, reorganized Hertz Global's common stock and Public Warrants began trading on Nasdaq under the trading symbols "HTZ" and "HTZWW," respectively. In conjunction with the registration of Hertz Global's common stock in the Nasdaq listing, certain selling stockholders offered and sold 44,520,000 shares of Hertz Global's common stock to the public. Of these shares, Hertz Global repurchased from the underwriters 10,344,828 shares for an aggregate purchase price of $300 million which is included in treasury stock in the accompanying Hertz Global consolidated balance sheets as of December 31, 2022 and 2021.

Share Repurchase Programs for Common Stock

On November 29, 2021, Hertz Global's Board approved the 2021 Share Repurchase Program that authorized the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. Between the inception of the 2021 Share Repurchase Program and December 31, 2021, a total of 17,106,026 shares of Hertz Global's

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
common stock were repurchased by Hertz Global at an average share price of $23.83, resulting in an aggregate purchase price of $408 million. In 2022, the Company completed the 2021 Share Repurchase Program by repurchasing 80,677,021 shares of Hertz Global's common stock during the first and second quarters of 2022 at an average share price of $19.74 for an aggregate purchase price of $1.6 billion. Under the completed 2021 Share Repurchase Program, a total of 97,783,047 shares of Hertz Global common stock were repurchased for an aggregate purchase price of $2.0 billion.

In June 2022, Hertz Global's Board of Directors approved the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. Between the inception and December 31, 2022, a total of 47,303,009 shares of Hertz Global's common stock were repurchased under the 2022 Share Repurchase Program at an average share price of $17.64 for an aggregate purchase price of $835 million.

Between January 1, 2023 and January 26, 2023, a total of 1,079,647 shares of Hertz Global's common stock were repurchased under the 2022 Share Repurchase Program at an average share price of $16.51 resulting in an aggregate purchase price of $18 million.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global consolidated balance sheets as of December 31, 2022 and 2021. Hertz Global funded the share repurchases with available cash and dividend distributions from Hertz.

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

Note 18—Earnings (Loss) Per Common Share – Hertz Global

Basic earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, including Public Warrants, except when the effect would be anti-dilutive.

For the years ended December 31, 2022 and 2021, the diluted weighted-average shares outstanding included the dilutive impact of Public Warrants where the Company assumed share settlement of the Public Warrants as of the beginning of the reporting period. Additionally, the Company removes the change in fair value of Public Warrants when computing diluted earnings (loss) per common share, when the impact of Public Warrants is dilutive.

As disclosed in Note 17, "Equity – Hertz Global," in December 2021 all shares of the Series A Preferred Stock were repurchased by Hertz Global. The difference between the carrying value of the Series A Preferred Stock and the redemption value paid by Hertz Global was deemed a dividend to the holders of Hertz Global's Series A Preferred Stock, along with certain fees for purposes of computing basic and diluted earnings per share below. As dividends represent earnings that were not available to the holders of Hertz Global's common stock when computing basic and diluted earnings (loss) per common share, they are reflected as an adjustment to net income (loss) available to common stockholders when computing basic and diluted earnings (loss) per common share for Hertz Global for the year ended December 31, 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Years Ended December 31,
(In millions, except per share data)	2022	2021	2020
Numerator:
Net income (loss) attributable to Hertz Global	$2,059	$366	$(1,714)
Series A Preferred Stock deemed dividends(1)	—	(450)	—
Net income (loss) available to Hertz Global common stockholders, basic	2,059	(84)	(1,714)
Change in fair value of Public Warrants	(704)	—	—
Net income (loss) available to Hertz Global common stockholders, diluted	$1,355	$(84)	$(1,714)
Denominator:
Basic weighted-average common shares outstanding	379	315	150
Dilutive effect of stock options, RSUs and PUs	1	—	—
Dilutive effect of Public Warrants	23	—	—
Diluted weighted-average common shares outstanding(2)	403	315	150
Antidilutive Public Warrants	—	14	—
Antidilutive stock options, RSUs and PSUs	6	1	2
Total antidilutive	6	15	2
Earnings (loss) per common share:
Basic	$5.43	$(0.27)	$(11.44)

Diluted	$3.36	$(0.27)	$(11.44)
(1)    Reflects the difference between the carrying value of the Series A Preferred Stock and the redemption value paid by Hertz Global, including approximately $7 million in certain fees.
(2)    Under the Plan of Reorganization approved by the Bankruptcy Court, the 2021 Rights Offering subscription was made available to eligible existing stockholders on a pro rata basis to their existing common stock interests; therefore diluted earnings (loss) per common share have not been retrospectively adjusted for reporting periods prior to the Effective Date for the 2021 Rights Offering.
Note 19—Public Warrants - Hertz Global

On the Effective Date, in accordance with the Plan of Reorganization and the Public Warrant Agreement, reorganized Hertz Global issued 89,049,029 Public Warrants with an initial exercise price of $13.80 per Public Warrant, subject to certain conditions. The Public Warrants allow the holders to purchase up to 18% of the aggregate number of reorganized Hertz Global common interests issued and outstanding as of the Effective Date. Each Public Warrant will entitle the holders to receive one share of reorganized Hertz Global common stock. The Public Warrants have a 30-year term and are exercisable from the date of issuance until June 30, 2051, at which time any unexercised Public Warrants will expire, and the rights of the holders to purchase reorganized Hertz Global common stock will terminate. The exercise price of the Public Warrants is subject to adjustment from time to time upon any payment of cash dividends relating to reorganized Hertz Global's common stock and the occurrence of certain dilutive events as described in the Public Warrant Agreement. As of December 31, 2022, the exercise price remains $13.80.

Between the Effective Date and December 31, 2021, 6,040,280 Public Warrants were exercised, of which 428,102 were cashless exercises and 5,612,178 were exercised for $13.80 per share. During the year ended December 31, 2022, 245,959 Public Warrants were exercised, of which 60,661 were cashless exercises and 185,298 were exercised for $13.80 per share.

The Public Warrants are freely transferable, subject only to applicable securities laws and the restrictions on transfers and sales of Public Warrants and reorganized Hertz Global's common stock. On November 9, 2021, the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Public Warrants began trading on Nasdaq under the trading symbol "HTZWW." The Public Warrants previously traded on the over-the-counter market.

The Company accounts for the Public Warrants in accordance with the provisions of Topic 480, under which the Public Warrants meet the definition of a freestanding financial instrument. Although these are publicly traded warrants, they are classified as liabilities due to certain settlement provisions that are only applicable in the event of change of control (as defined by the Public Warrant Agreement). The Public Warrants are recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2022 and 2021. See Note 13, "Fair Value Measurements."

Note 20—Segment Information

The Company's chief operating decision maker assesses performance and allocates resources based upon the financial information for the Company's reportable segments. The Company has identified two reportable segments, which are consistent with its operating segments and organized based on the products and services provided and the geographic areas in which business is conducted, as follows:
•Americas RAC - Rental of vehicles, as well as sales of value-added services, in the U.S., Canada, Latin America and the Caribbean; and
•International RAC - Rental of vehicles, as well as sales of value-added services, in locations other than the U.S., Canada, Latin America and the Caribbean.

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

	Years Ended December 31,
(In millions)	2022	2021	2020
Revenues
Americas RAC	$7,280	$6,215	$3,756
International RAC	1,405	985	872
Total reportable segments	8,685	7,200	4,628
All other operations(1)	—	136	630
Total Hertz Global and Hertz	$8,685	$7,336	$5,258
Depreciation of revenue earning vehicles and lease charges, net
Americas RAC	$553	$343	$1,352
International RAC	148	154	243
Total reportable segments	701	497	1,595
All other operations(1)	—	—	435
Total Hertz Global and Hertz	$701	$497	$2,030
Depreciation and amortization, non-vehicle assets
Americas RAC	$114	$166	$182
International RAC	13	16	19
Total reportable segments	127	182	201
All other operations(1)	—	2	10
Corporate	15	12	14
Total Hertz Global and Hertz	$142	$196	$225
Interest expense, net
Americas RAC	$60	$198	$259
International RAC	19	62	80
Total reportable segments	79	260	339
All other operations(1)	—	13	40
Corporate	249	196	229
Total Hertz Global	328	469	608
Hertz interest income from loan to Hertz Global	—	—	(2)
Total - Hertz	$328	$469	$606
Adjusted EBITDA
Americas RAC	$2,292	$2,173	$(810)
International RAC	350	90	(229)
Total reportable segments	2,642	2,263	(1,039)
All other operations(1)	—	13	93
Corporate	(337)	(146)	(49)
Total Hertz Global and Hertz	$2,305	$2,130	$(995)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2022	2021
Revenue earning vehicles, net
Americas RAC	$10,813	$7,897
International RAC	1,682	1,329
Total reportable segments	12,495	9,226
Total Hertz Global and Hertz	$12,495	$9,226
Property and equipment, net
Americas RAC	$482	$449
International RAC	64	67
Total reportable segments	546	516
Corporate	91	92
Total Hertz Global and Hertz	$637	$608
Total assets
Americas RAC	$17,645	$14,352
International RAC	3,638	2,978
Total reportable segments	21,283	17,330
Corporate	1,214	2,453
Total Hertz Global(2)	22,497	19,783
Corporate - Hertz	(1)	(3)
Total Hertz(2)	$22,496	$19,780
(1)    Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021.
(2)    The consolidated total assets of Hertz Global and Hertz as of December 31, 2022 and 2021 included total assets of VIEs of $1.3 billion and $734 million, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," and "Termination of 767 Auto Leasing Agreement" in Note 3, "Divestitures," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(In millions)	2022	2021	2020
Revenue earning vehicles and non-vehicle capital assets
Americas RAC:
Expenditures	$(9,352)	$(5,935)	$(4,059)
Proceeds from disposals	5,768	2,137	7,965
Net expenditures - Hertz Global and Hertz	$(3,584)	$(3,798)	$3,906
International RAC:
Expenditures	$(1,379)	$(1,123)	$(930)
Proceeds from disposals	741	626	1,855
Net expenditures - Hertz Global and Hertz	$(638)	$(497)	$925
All other operations:
Expenditures	$—	$(155)	$(615)
Proceeds from disposals	—	70	335
Net expenditures - Hertz Global and Hertz	$—	$(85)	$(280)
Corporate:
Expenditures	$(15)	$(12)	$(36)
Proceeds from disposals	1	1	3
Net expenditures - Hertz Global and Hertz	$(14)	$(11)	$(33)

The Company operates in the U.S. and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Years Ended December 31,
(In millions)	2022	2021	2020
Revenues
U.S.	$6,985	$6,186	$4,271
International	1,700	1,150	987
Total Hertz Global and Hertz	$8,685	$7,336	$5,258

	As of December 31,
(In millions)	2022	2021
Revenue earning vehicles, net
U.S.	$10,427	$7,639
International	2,068	1,587
Total Hertz Global and Hertz	$12,495	$9,226
Property and equipment, net
U.S.	$558	$527
International	79	81
Total Hertz Global and Hertz	$637	$608

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2022	2021
Total assets
U.S.	$18,149	$16,174
International	4,348	3,609
Total Hertz Global	22,497	19,783
U.S. - Hertz	(1)	(3)
Total Hertz	$22,496	$19,780

Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:
Hertz Global

	Years Ended December 31,
(In millions)	2022	2021	2020
Adjusted EBITDA:
Americas RAC	$2,292	$2,173	$(810)
International RAC	350	90	(229)
Total reportable segments	2,642	2,263	(1,039)
All other operations(1)	—	13	93
Corporate(2)	(337)	(146)	(49)
Total Hertz Global	2,305	2,130	(995)
Adjustments:
Non-vehicle depreciation and amortization	(142)	(196)	(225)
Non-vehicle debt interest, net(3)	(169)	(185)	(153)
Vehicle debt-related charges(4)	(35)	(72)	(55)
Restructuring and restructuring related charges(5)	(45)	(76)	(64)
Technology-related intangible and other asset impairments(6)	—	—	(213)
Reorganization items, net(7)	—	(677)	(175)
Pre-reorganization charges and non-debtor financing charges(8)	—	(42)	(109)
Gain from the Donlen Sale(9)	—	400	—
Change in fair value of Public Warrants(10)	704	(627)	—
Unrealized gains (losses) on financial instruments(11)	111	4	3
Litigation settlements(12)	(168)	—	—
Other items(13)	(112)	24	(66)
Income (loss) before income taxes	$2,449	$683	$(2,052)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Hertz

	Years Ended December 31,
(In millions)	2022	2021	2020
Adjusted EBITDA:
Americas RAC	$2,292	$2,173	$(810)
International RAC	350	90	(229)
Total reportable segments	2,642	2,263	(1,039)
All other operations(1)	—	13	93
Corporate(2)	(337)	(146)	(49)
Total Hertz	2,305	2,130	(995)
Adjustments:
Non-vehicle depreciation and amortization	(142)	(196)	(225)
Non-vehicle debt interest, net(3)	(169)	(185)	(151)
Vehicle debt-related charges(4)	(35)	(72)	(55)
Restructuring and restructuring related charges(5)	(45)	(76)	(64)
Technology-related intangible and other asset impairments(6)	—	—	(213)
Reorganization items, net(7)	—	(513)	(175)
Pre-reorganization charges and non-debtor financing charges(8)	—	(42)	(109)
Gain from the Donlen Sale(9)	—	400	—
Unrealized gains (losses) on financial instruments(11)	111	4	3
Litigation settlements(12)	(168)	—	—
Other items(13)	(112)	24	(66)
Write-off of intercompany loan(14)	—	—	(133)
Income (loss) before income taxes	$1,745	$1,474	$(2,183)
(1)Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021 as disclosed in Note 3, "Divestitures."
(2)Represents other reconciling items primarily consisting of general corporate expenses and non-vehicle interest expense, as well as other business activities.
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
(8)Represents charges incurred prior to the filing of the Chapter 11 Cases comprised of preparation charges for the reorganization, such as professional fees. Also, includes certain non-debtor financing and professional fee charges.
(9)Represents the net gain from the sale of the Company's Donlen business on March 30, 2021 as disclosed in Note 3, "Divestitures."
(10)Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants.
(11)Represents unrealized gains (losses) on derivative financial instruments. See Note 12, "Financial Instruments."
(12)Represents payments made for the settlement of certain claims related to alleged false arrests. See Note 15, "Contingencies and Off-Balance Sheet Commitments."
(13)Represents miscellaneous items. For 2022, primarily includes certain bankruptcy claims, certain professional fees and charges related to the settlement of bankruptcy claims and certain non-cash stock-based compensation charges. For 2021, primarily includes $100 million associated with the suspension of depreciation during the first quarter for the Donlen business while classified as held for sale, partially offset by $17 million for certain professional fees, $14 million of charges related to the settlement of bankruptcy claims, charges for a multiemployer pension plan withdrawal liability and letter of credit fees. For 2020, primarily includes $16 million associated with the Donlen Sale, partially offset by charges of $18 million for losses associated with certain vehicle damages which were recorded in the second quarter, costs associated with the Company's information technology and finance transformation programs, partially offset by a $20 million gain on the sale of non-vehicle capital assets, which was recorded in the first quarter.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(14)For 2020, represents the write-off of the 2019 Master Loan between Hertz and Hertz Holdings, as disclosed in Note 16, "Related Party Transactions."
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
(2)    Breakup fee paid to prior plan sponsors and certain of their respective affiliates and holders of certain notes upon emergence from Chapter 11 in accordance with an equity purchase and commitment agreement entered into on April 3, 2021, which was subsequently terminated.
(3)    See Note 8, "Stock-Based Compensation," for further details.

Cash payments during the year ended December 31, 2021 totaled $485 million. As of December 31, 2021, $25 million was recorded in accounts payable in the accompanying consolidated balance sheet, which was paid through the claim settlement process during the first half of 2022.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS
(In millions, except par value)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$—	$1
Restricted cash and cash equivalents	—	—
Total cash and cash equivalents and restricted cash and cash equivalents	—	1
Non-vehicle receivables, net of allowance	—	1
Prepaid expenses and other assets	1	1
Investments in subsidiaries, net	3,279	4,350
Deferred income taxes, net	3	2
Total assets	$3,283	$4,355
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities	$21	$54
Public Warrants	617	1,324
Total liabilities	638	1,378
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 478,914,062 and 477,233,278 shares issued, respectively and 323,483,178 and 449,782,424 shares outstanding, respectively	5	5
Additional paid-in capital	6,326	6,209
Retained earnings (Accumulated deficit)	(256)	(2,315)
Accumulated other comprehensive income (loss)	(294)	(214)
Equity before treasury stock	5,781	3,685
Treasury stock, at cost, 155,430,884 and 27,450,854 common shares as of December 31, 2022 and 2021, respectively	(3,136)	(708)
Total stockholders' equity	2,645	2,977
Total liabilities and stockholders' equity	$3,283	$4,355

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2022	2021	2020
Total Revenues	$—	$—	$—
Expenses:
Interest expense, net	—	—	2
Write-off of intercompany loan	—	—	(133)
Reorganization items, net	—	164	—
Change in fair value of Public Warrants	(704)	627	—
Total expenses	(704)	791	(131)
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	704	(791)	131
Income tax (provision) benefit	—	—	1
Equity in earnings (losses) of subsidiaries, net of tax	1,355	1,157	(1,846)
Net income (loss)	2,059	366	(1,714)
Series A Preferred Stock deemed dividends	—	(450)	—
Net income (loss) available to Hertz Holdings common stockholders	$2,059	$(84)	$(1,714)

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$2,059	$366	$(1,714)
Total other comprehensive income (loss)	(80)	(2)	(23)
Total comprehensive income (loss)	$1,979	$364	$(1,737)

The accompanying notes are an integral part of these financial statements.

PARENT COMPANY STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$—	$—	$(3)
Cash flows from financing activities:
Proceeds from loans with Hertz	—	—	5
Proceeds from Plan Sponsors	—	2,781	—
Proceeds from 2021 Rights Offering, net	—	1,639	—
Contributions to Hertz	—	(5,642)	—
Proceeds from exercises of Public Warrants	3	77	—
Proceeds from issuance of preferred stock, net	—	1,433	—
Distributions to common stockholders	—	(239)	—
Share repurchases	(2,461)	(654)	—
Repurchase of preferred stock	—	(1,883)	—
Dividends from Hertz	2,477	2,470	—
Proceeds from issuance of stock, net	—	—	28
Other	(20)	(9)	(2)
Net cash provided by (used in) financing activities	(1)	(27)	31
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(1)	(27)	28
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1	28	—
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$—	$1	$28

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

These condensed parent company financial statements reflect the activity of Hertz Holdings as the parent company to Hertz and have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Hertz exceed 25% of the consolidated net assets of Hertz Holdings. This information should be read in conjunction with the consolidated financial statements of Hertz Global included in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Note 2—Contingencies

For a discussion of the commitments and contingencies of Hertz Holdings, refer to the section below included in Note 15, "Contingencies and Off-Balance Sheet Commitments," to the Notes to its consolidated financial statements included in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

•Litigation Against Former Executives

The remaining sections of Note 15, "Contingencies and Off-Balance Sheet Commitments," and Note 9, "Leases," to the Notes to its consolidated financial statements included in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data," describe the commitments and contingencies of Hertz Holdings, including its subsidiaries.

Note 3—Dividends

In 2022, $2.5 billion in cash dividends were paid to Hertz Holdings to fund common stock repurchases and in 2021, $2.5 billion in cash dividends were paid by Hertz to Hertz Holdings to fund preferred stock and common stock share repurchases, as further disclosed in Note 17, "Equity – Hertz Global" to the Notes to its consolidated financial statements in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." Additionally, in December 2021, a $65 million tax-related liability for a loan due from Hertz to Hertz Holdings was settled via a non-cash distribution as further disclosed in Note 16, "Related Party Transactions," to the Notes to its consolidated financial statements in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." There were no non-cash dividends paid by Hertz in 2022, 2021 or 2020.

Note 4—Share Repurchases

For a discussion of the share repurchase programs of Hertz Holdings, refer to Note 17, "Equity – Hertz Global" to the Notes to its consolidated financial statements in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." In 2022 and 2021, Hertz Holdings repurchased 127,980,030 shares and 27,450,854 shares, respectively, for $2.4 billion and $708 million, respectively. These amounts are included in treasury stock in the accompanying parent-only balance sheets of Hertz Holdings as of December 31, 2022 and 2021.

Between January 1, 2023 and January 26, 2023, Hertz Holdings repurchased a total of 1,079,647 shares for $18 million.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(In millions)

	Balance at Beginning of Period	Additions
		Charged to Expense		Translation Adjustments	Deductions		Balance at End of Period
Receivables allowances:
Year ended December 31, 2022	$50	$57		$—	$(62)	(1)	$45
Year ended December 31, 2021	46	125		—	(121)	(1)	50
Year ended December 31, 2020	35	94	(2)	—	(83)	(1)(2)	46

Tax valuation allowances:
Year ended December 31, 2022	$690	$—		$(33)	$(146)	(3)	$511
Year ended December 31, 2021	651	78		(39)	—		690
Year ended December 31, 2020	396	218		37	—		651
(1)    Amounts written off, net of recoveries.
(2)    Activity includes allowances associated with Donlen while classified as held for sale prior to completion of the Donlen Sale on March 30, 2021, as disclosed in Note 3, "Divestitures," to the notes to the Company's consolidated financial statements in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."
(3)    Activity represents the release of a valuation allowance.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

HERTZ GLOBAL HOLDINGS, INC.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this 2022 Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in this 2022 Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
this 2022 Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in this 2022 Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Hertz Global

The information required by Item 10 with respect to Hertz Global, other than the executive officers of Hertz Global, which information is contained in Part 1 of this 2022 Annual Report, is incorporated by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Hertz Global Holdings, Inc. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this 2022 Annual Report.

Hertz

As disclosed in the Explanatory Note to this 2022 Annual Report, Hertz Global indirectly owns 100% of the common stock of Hertz. As a wholly-owned subsidiary, Hertz is not a listed company, is managed together with Hertz Global and is subject to Hertz Global’s policies and procedures.

Directors and Executive Officers of Hertz

The board of directors of Hertz is comprised of Paul E. Stone, Kenny Cheung and Colleen Batcheler, each an executive officer of Hertz Global. The common stock of Hertz is not listed on any national securities exchange and, therefore, is not required to have independent directors on its board, nor is it required to have any committees of its board, including an audit committee, compensation committee, or nominating and governance committee.

The executive officers of Hertz are the same individuals as the executive officers of Hertz Global.

Information about the individuals serving as members of the board of directors and as executive officers of Hertz can be found in Part I of this 2022 Annual Report under “Executive Officers of the Registrant.”

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

Hertz

See Note 16, "Related Party Transactions," to the Notes to the Company's consolidated financial statements in this 2022 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for information related to certain relationships and transactions that existed or that Hertz has entered into with related persons in 2022.

See Item 10. Directors, Executive Officers and Corporate Governance, for information required by Item 407(a) of Regulation S-K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by Ernst & Young LLP, Hertz Global and Hertz's principal accounting firm during fiscal years 2022 and 2021, were as follows:

(In millions)	2022	2021
Audit fees(1)	$10	$14
Audit-related fees(2)	1	1
Tax fees	—	—
Total	$11	$15
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

Audit Committee Pre-Approval Policies and Procedures

The Hertz Global Audit Committee charter requires the Audit Committee to pre-approve all audit and permitted non-audit services to be performed by our independent registered public accounting firm, and the Audit Committee annually adopts a pre-approval policy setting forth the types of services and amounts subject to pre-approval for the fiscal year. The Audit Committee is also permitted to delegate pre-approval authority to the Chair of the Audit Committee, who must then provide a report to the full Audit Committee at its next scheduled meeting. All audit and non-audit fees were pre-approved by the Audit Committee in 2022.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2022 Annual Report:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description
2.1	Hertz Holdings Hertz
Separation and Distribution Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and Herc Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

2.2	Hertz Holdings Hertz
Second Modified Third Amended Chapter 11 Plan of Reorganization, filed June 10, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), filed on June 16, 2021).

3.1	Hertz Holdings
Second Amended and Restated Certificate of Incorporation of Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 7, 2021).

3.2	Hertz
Restated Certificate of Incorporation, dated April 30, 1997, of The Hertz Corporation (Incorporated by reference to Exhibit 3(a) to the Current Report on Form 8-K of The Hertz Corporation (File No. 001-07541), as filed on May 1, 1997).

3.2.1	Hertz
Certificate of Amendment, dated May 2, 2001, of Restated Certificate of Incorporation of The Hertz Corporation (incorporated by reference to Exhibit 3(i) to the Quarterly Report on Form 10-Q of The Hertz Corporation (File No. 001-07541), as filed on August 7, 2001).

3.2.2	Hertz
Certificate of Amendment, dated November 20, 2006, of Restated Certificate of Incorporation of The Hertz Corporation (incorporated by reference to Exhibit 3.1.1 to Amendment No. 3 to the Registration Statement on Form S-4 of The Hertz Corporation (File No. 333-138493), as filed on December 4, 2006).

3.3	Hertz Holdings
Second Amended and Restated Bylaws of Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), filed on July 7, 2021).

3.4	Hertz
Amended and Restated By-Laws of The Hertz Corporation, effective May 15, 2013 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of The Hertz Corporation (File No. 001-07541), as filed on May 17, 2013).

4.1	Hertz Holdings
Description of securities registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), filed on February 23, 2022).

4.2	Hertz Holdings Hertz
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

4.2.1	Hertz Holdings Hertz
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

4.2.2	Hertz Holdings Hertz
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.3	Hertz Holdings Hertz
Base Indenture, dated as of June 29, 2021, between Hertz Vehicle Financing III LLC, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 7, 2021).

4.3.1	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to Base Indenture, dated as of June 29, 2021, between Hertz Vehicle Financing III LLC, as issuer, and The Bank of New York Mellon Trust Company, N.A. as trustee (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).

4.4	Hertz Holdings Hertz
Amended and Restated Series 2021-A Supplement dated as of June 24, 2022, among Hertz Vehicle Financing, LLC, as issuer. The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, the several committed note purchasers party thereto, the several conduit investors party thereto, the several funding agents for the investor groups party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541) as filed June 27, 2022).

4.5	Hertz Holdings Hertz
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

4.5.1	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to Series 2021-1 Supplement, dated as of June 30, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).

4.6	Hertz Holdings Hertz
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

4.6.1	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to Series 2021-2 Supplement, dated as of June 30, 2021, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).

4.7	Hertz Holdings Hertz
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

4.7.1	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to Series 2022-1 Supplement, dated as of January 19, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).

4.8	Hertz Holdings Hertz
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.8.1	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to 2022-2 Supplement, dated as of January 19, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).

4.9	Hertz Holdings Hertz
Series 2022-3 Supplement, dated as of March 30, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 1, 2022).

4.9.1	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to 2022-3 Supplement, dated as of March 30, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).

4.10	Hertz Holdings Hertz
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

4.10.1	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to 2022-4 Supplement, dated as of March 30, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).

4.11	Hertz Holdings Hertz
Series 2022-5 Supplement, dated as of March 30, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 1, 2022).

4.11.1	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to 2022-5 Supplement, dated as of March 30, 2022, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).

4.12	Hertz Holdings Hertz
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

4.12.1	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to Master Motor Vehicle Operating Lease and Servicing Agreement dated as of June 29, 2021, among Hertz Vehicle Financing III LLC, as lessor, The Hertz Corporation, as lessee, servicer and guarantor, DTG Operations, Inc. as lessee, and those permitted lessees from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).

4.13	Hertz Holdings Hertz
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.14	Hertz Holdings Hertz
Amended and Restated Issuer Facility Agreement dated as of December 20, 2022, by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation U.K. Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on December 22, 2022).

4.14.1	Hertz Holdings Hertz
Amended and Restated Performance Guaranty and Indemnity, dated as of December 20, 2022, by and among The Hertz Corporation, Stuurgroep Fleet (Netherlands) B.V., RAC Finance S.A.S., Hertz Fleet Limited, Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), filed on December 22, 2022).

4.14.2	Hertz Holdings Hertz
Amended and Restated Dutch Master Lease and Servicing Agreement dated as of December 20, 2022, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Automobielen Nederland B.V., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

4.14.3	Hertz Holdings Hertz
Amended and Restated French Master Lease and Servicing Agreement, dated as of December 20, 2022, by and among RAC Finance SAS., Hertz France SAS., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

4.14.4	Hertz Holdings Hertz
Amended and Restated German Master Lease and Servicing Agreement, dated as of December 20, 2022, by and among Hertz Fleet Limited, Hertz Autovermietung GMBH, those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

4.14.5	Hertz Holdings Hertz
Italian Master Lease Agreement dated as of December 20, 2022, by and among IFM SPV S.R.L., Hertz Italiana S.R.L., those Permitted Lessees from time to time becoming Lessees thereunder, Hertz Fleet Italiana S.R.L., International Fleet Financing No. 2 B.V., and Banca Finanziaria Internationazionale S.P.A.*

4.14.6	Hertz Holdings Hertz
Amended and Restated Spanish Master Lease and Servicing Agreement dated as of December 20, 2022, by and among Stuurgroep Fleet (Netherlands) B.V., Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, Hertz de Espana, S.L.U., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

4.14.7	Hertz Holdings Hertz
Amended and Restated Master Definitions and Constructions Agreement dated as of December 20, 2022, by and among International Fleet Financing No. 2 B.V., Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SL, Hertz Autovermietung GMBH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas, BNP Paris, Italian Branch, BNP Paribas S.A., Hertz Italiana S.R.L., IFM SPV S.R.L., Hertz Fleet Italiana S.R.L., Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, The Hertz Corporation, BNP Paribas, Luxembourg Branch, TMF SFS Management BV, TMF France Management SARL, TMF France SAS, KPMG Advisory SAS., BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Banca Nazionale Del Lavoro S.P.A., Sanne Trustee Services Limited, certain committed note purchasers, conduit investors and funding agents named therein, Hertz Holdings Netherlands 2 B.V. and Hertz International Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on December 22, 2022).

10.1	Hertz Holdings Hertz
Tax Matters Agreement, dated June 30, 2016, by among Herc Holdings Inc., The Hertz Corporation, Herc Rentals Inc. and Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

10.2	Hertz Holdings Hertz
Employee Matters Agreement, dated June 30, 2016, by and between Hertz Global Holdings, Inc. and Herc Holdings Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665), as filed on July 7, 2016).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.3	Hertz Holdings Hertz
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

10.4	Hertz Holdings Hertz
Warrant Agreement, dated as of June 30, 2021, by and between Hertz Global Holdings, Inc. and Computershare Inc. and Computershare Trust Company, N.A., collectively as warrant agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 7, 2021).

10.5	Hertz Holdings Hertz
Registration Rights Agreement, dated as of June 30, 2021, by and among Hertz Global Holdings, Inc. and the Holder Party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 7, 2021).

10.5.1	Hertz Holdings Hertz
Amendment to Registration Rights Agreement dated as of October 26, 2021 by and among Hertz Global Holdings, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as. filed on October 27, 2021).

10.6	Hertz Holdings Hertz
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

10.6.1	Hertz Holdings Hertz
Amendment No. 1 dated August 3, 2021 to Credit Agreement dated June 30, 2021, by and among THC and the subsidiary borrowers party thereto as borrowers, the several lenders and issuing lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 27, 2022).

10.6.2	Hertz Holdings Hertz
Amendment No. 2 dated November 23, 2021 to Credit Agreement dated June 30, 2021, by and among THC and the subsidiary borrowers party thereto as borrowers, the several lenders and issuing lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 27, 2022).

10.6.3	Hertz Holdings Hertz
Amendment No. 3 dated March 31, 2022 to Credit Agreement dated June 30, 2021, by and among THC and the subsidiary borrowers party thereto as borrowers, the several lenders and issuing lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 1, 2022).

10.6.4	Hertz Holdings Hertz
Amendment No. 4 dated May 13, 2022 to Credit Agreement dated June 30, 2021, by and among The Hertz Corporation and the subsidiary borrowers party thereto as borrowers, the several lenders and issuing lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 13, 2022).

10.6.5	Hertz Holdings Hertz
Amendment No. 5 dated June 23, 2022 to Credit Agreement dated June 30, 2021, by and among The Hertz Corporation and the subsidiary borrowers party thereto as borrowers, the several lenders and issuing lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541) as filed June 27, 2022).

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

10.8.1	Hertz Holdings Hertz
The Hertz Corporation (U.K.) Supplementary Unapproved Pension Scheme (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 of The Hertz Corporation (File No. 333-125764), as filed on August 30, 2005).†

10.9	Hertz Holdings Hertz
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 23, 2022).

10.10	Hertz Holdings Hertz
Hertz Global Holdings Inc. Directors Compensation Policy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on October 6, 2021).†

10.11	Hertz Holdings Hertz
Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 2, 2021).†

10.12	Hertz Holdings Hertz
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 2, 2021).†

10.13	Hertz Holdings Hertz
Form of Employee Stock Option Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings (File No. 001-33139) and The Hertz Corporation (File No. 001-07541), as filed on November 2, 2021).†

10.14	Hertz Holdings Hertz
Form of Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).†

10.15	Hertz Holdings Hertz
Form of Performance Stock Unit Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).†

10.16	Hertz Holdings Hertz
Form of Executive Sign-On Performance Stock Unit Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).†

10.17	Hertz Holdings Hertz
2021 Hertz Global Holdings, Inc. Severance Plan for Senior Executives (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 17, 2021).†

10.18	Hertz Holdings Hertz
Offer Letter, signed on February 28, 2018, between Paul E. Stone and The Hertz Corporation (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 7, 2019).†

10.18.1	Hertz Holdings Hertz
Second Amended and Restated Offer Letter, Confidentiality and Non-Competition Agreement between Paul Stone and Hertz Global Holdings, Inc. effective as of October 5, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings and The Hertz Corporation, as filed on October 5, 2021).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.19	Hertz Holdings Hertz
Offer Letter, signed on December 3, 2018, between Kenny K. Cheung and The Hertz Corporation (incorporated by reference to Exhibit 10.29.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 26, 2021).†

10.19.1	Hertz Holdings Hertz
Offer Letter, signed on September 25, 2020, between Kenny K. Cheung and The Hertz Corporation (incorporated by reference to Exhibit 10.29.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 26, 2021). †

10.20	Hertz Holdings Hertz
Offer Letter, dated February 27, 2019, between M. David Galainena and The Hertz Corporation (incorporated by reference to Exhibit 10.31.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 26, 2021).†

10.20.1	Hertz Holdings Hertz
Offer Letter, signed on September 25, 2020, between M. David Galainena and The Hertz Corporation (incorporated by reference to Exhibit 10.31.2 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 26, 2021).†

10.21	Hertz Holdings Hertz
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
Employment Agreement, dated as of February 3, 2022, between Hertz Global Holdings, Inc., and Stephen M. Scherr (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 27, 2022).†

10.24	Hertz Holdings Hertz
Aircraft Time Sharing Agreement dated as of April 22, 2022 between The Hertz Corporation and Stephen M. Scherr (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).†

10.25	Hertz Holdings Hertz	Offer letter between Colleen Batcheler and Hertz Global Holdings, Inc. dated April 4, 2022.†*
10.26	Hertz Holdings Hertz
Confidential Severance Agreement and General Release of Claims dated June 14, 2022 between The Hertz Corporation and Angela Brav (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).†

10.27	Hertz Holdings Hertz
Confidential Severance Agreement and General Release of Claims dated June 30, 2022 between The Hertz Corporation and M. David Galainena (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).†

10.28	Hertz Holdings Hertz	Offer letter between Eric Leef and Hertz Global Holdings, Inc. dated September 2, 2020.†*
21.1	Hertz Holdings Hertz	The List of Subsidiaries of Hertz Global Holdings, Inc. and The Hertz Corporation.*
23.1	Hertz Holdings	Consent of Independent Registered Public Accounting Firm.*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).*
_______________________________________________________________________________
† Indicates management contract or compensatory plan or arrangement.
* Filed herewith
**Furnished herewith

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lee County, Florida on the 7th day of February, 2023.

HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)

By:	/s/ KENNY CHEUNG
Name:	Kenny Cheung
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 7, 2023:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Signature	Title

/s/ STEPHEN SCHERR	Chief Executive Officer of the Registrants, Chairperson of the Board and Director of Hertz Global Holdings, Inc. (Principal Executive Officer)
Stephen Scherr

/s/ KENNY CHEUNG	Executive Vice President and Chief Financial Officer of the Registrants and Director of The Hertz Corporation (Principal Financial Officer)
Kenny Cheung

/s/ ALEXANDRA BROOKS	Senior Vice President and Chief Accounting Officer of the Registrants (Principal Accounting Officer)
Alexandra Brooks

/s/ THOMAS WAGNER	Vice Chairperson of the Board and Director of Hertz Global Holdings, Inc.
Thomas Wagner

/s/ FRAN BERMANZOHN	Director of Hertz Global Holdings, Inc.
Fran Bermanzohn

/s/ COLIN FARMER	Director of Hertz Global Holdings, Inc.
Colin Farmer

/s/ JENNIFER FEIKIN	Director of Hertz Global Holdings, Inc.
Jennifer Feikin

/s/ MARK FIELDS	Director of Hertz Global Holdings, Inc.
Mark Fields

/s/ VINCENT J. INTRIERI	Director of Hertz Global Holdings, Inc.
Vincent J. Intrieri

/s/ EVELINA VOUGESSIS MACHAS	Director of Hertz Global Holdings, Inc.
Evelina Vougessis Machas

/s/ JEFFREY NEDELMAN	Director of Hertz Global Holdings, Inc.
Jeffrey Nedelman

/s/ ANDREW SHANNAHAN	Director of Hertz Global Holdings, Inc.
Andrew Shannahan

/s/ PAUL STONE	Director of The Hertz Corporation
Paul Stone

/s/ COLLEEN BATCHELER	Director of The Hertz Corporation
Colleen Batcheler