Form 10-Q
period 2023-03-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2023-04-27
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	Nasdaq Global Select
Hertz Global Holdings, Inc.	Warrants to purchase common stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.80 per share, subject to adjustment	HTZWW	Nasdaq Global Select
The Hertz Corporation	None		None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Hertz Global Holdings, Inc.    Yes ☒ No ☐
The Hertz Corporation1    Yes ☐ No ☒
1As a voluntary filer, The Hertz Corporation is not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act. The Hertz Corporation has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it was subject to such filing requirements.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	April 20, 2023
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	315,239,847
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

Table of` Contents
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Table of` Contents
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$728	$943
Restricted cash and cash equivalents:
Vehicle	216	180
Non-vehicle	298	295
Total restricted cash and cash equivalents	514	475
Total cash and cash equivalents and restricted cash and cash equivalents	1,242	1,418
Receivables:
Vehicle	136	111
Non-vehicle, net of allowance of $42 and $45, respectively	898	863
Total receivables, net	1,034	974
Prepaid expenses and other assets	980	1,155
Revenue earning vehicles:
Vehicles	15,746	14,281
Less: accumulated depreciation	(1,888)	(1,786)
Total revenue earning vehicles, net	13,858	12,495
Property and equipment, net	642	637
Operating lease right-of-use assets	2,067	1,887
Intangible assets, net	2,882	2,887
Goodwill	1,044	1,044
Total assets(1)	$23,749	$22,497
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$167	$79
Non-vehicle	553	578
Total accounts payable	720	657
Accrued liabilities	926	911
Accrued taxes, net	173	170
Debt:
Vehicle	11,789	10,886
Non-vehicle	2,975	2,977
Total debt	14,764	13,863
Public Warrants	735	617
Operating lease liabilities	1,977	1,802
Self-insured liabilities	457	472
Deferred income taxes, net	1,223	1,360
Total liabilities(1)	20,975	19,852
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 479,114,852 and 478,914,062 shares issued, respectively, and 317,948,320 and 323,483,178 shares outstanding, respectively	5	5
Treasury stock, at cost, 161,166,532 and 155,430,884 common shares, respectively	(3,237)	(3,136)
Additional paid-in capital	6,346	6,326
Retained earnings (Accumulated deficit)	(60)	(256)
Accumulated other comprehensive income (loss)	(280)	(294)
Total stockholders' equity	2,774	2,645
Total liabilities and stockholders' equity	$23,749	$22,497
`
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of March 31, 2023 and December 31, 2022 include total assets of variable interest entities (“VIEs”) of $1.4 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of March 31, 2023 and December 31, 2022 include total liabilities of VIEs of $1.4 billion and $1.3 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$2,047	$1,810
Expenses:
Direct vehicle and operating	1,221	1,053
Depreciation of revenue earning vehicles and lease charges, net	381	(59)
Non-vehicle depreciation and amortization	35	33
Selling, general and administrative	221	235
Interest expense, net:
Vehicle	111	5
Non-vehicle	51	39
Interest expense, net	162	44
Other (income) expense, net	9	(2)
(Gain) on sale of non-vehicle capital assets	(162)	—
Change in fair value of Public Warrants	118	(50)
Total expenses	1,985	1,254
Income (loss) before income taxes	62	556
Income tax (provision) benefit	134	(130)
Net income (loss)	$196	$426

Weighted-average common shares outstanding:
Basic	321	432
Diluted	323	461
Earnings (loss) per common share:
Basic	$0.61	$0.99
Diluted	$0.61	$0.82

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$196	$426
Other comprehensive income (loss):
Foreign currency translation adjustments	14	(7)
Total other comprehensive income (loss)	14	(7)
Total comprehensive income (loss)	$210	$419
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2021	—	$—	450	$5	$6,209	$(2,315)	$(214)	27	$(708)	$2,977
Net income (loss)	—	—	—	—	—	426	—	—	—	426
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	—	—	(7)
Net settlement on vesting of restricted stock	—	—	—	—	(4)	—	—	—	—	(4)
Stock-based compensation charges	—	—	—	—	28	—	—	—	—	28
Public Warrant exercises	—	—	—	—	4	—	—	—	—	4
Shares repurchases	—	—	(35)	—	—	—	—	35	(722)	(722)
March 31, 2022	—	$—	415	$5	$6,237	$(1,889)	$(221)	62	$(1,430)	$2,702

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2022	—	$—	323	$5	$6,326	$(256)	$(294)	155	$(3,136)	$2,645
Net income (loss)	—	—	—	—	—	196	—	—	—	196
Other comprehensive income (loss)	—	—	—	—	—	—	14	—	—	14
Net settlement on vesting of restricted stock	—	—	—	—	(1)	—	—	—	—	(1)
Stock-based compensation charges	—	—	—	—	21	—	—	—	—	21
Share repurchases(1)	—	—	(5)	—	—	—	—	6	(101)	(101)
March 31, 2023	—	$—	318	$5	$6,346	$(60)	$(280)	161	$(3,237)	$2,774
(1)    The amounts presented herein may be rounded to agree to amounts in the unaudited condensed consolidated balance sheet. Also see Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$196	$426
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	466	(20)
Depreciation and amortization, non-vehicle	35	33
Amortization of deferred financing costs and debt discount (premium)	14	11
Stock-based compensation charges	21	28
Provision for receivables allowance	20	13
Deferred income taxes, net	(135)	103
(Gain) loss on sale of non-vehicle capital assets	(162)	(2)
Change in fair value of Public Warrants	118	(50)
Changes in financial instruments	108	(44)
Other	—	1
Changes in assets and liabilities:
Non-vehicle receivables	(50)	(43)
Prepaid expenses and other assets	(48)	(40)
Operating lease right-of-use assets	78	72
Non-vehicle accounts payable	(27)	51
Accrued liabilities	29	124
Accrued taxes, net	1	30
Operating lease liabilities	(84)	(80)
Self-insured liabilities	(18)	8
Net cash provided by (used in) operating activities	562	621
Cash flows from investing activities:
Revenue earning vehicles expenditures	(2,824)	(2,985)
Proceeds from disposal of revenue earning vehicles	1,206	1,471
Non-vehicle capital asset expenditures	(45)	(30)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	175	1
Collateral returned in exchange for letters of credit	—	17
Return of (investment in) equity investments	—	(15)
Net cash provided by (used in) investing activities	(1,488)	(1,541)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	2,061	4,680
Repayments of vehicle debt	(1,190)	(3,492)
Proceeds from issuance of non-vehicle debt	425	—
Repayments of non-vehicle debt	(430)	(5)
Payment of financing costs	(8)	(24)
Proceeds from exercises of Public Warrants	—	3
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2023	2022
Share repurchases	(118)	(766)
Other	(1)	(4)
Net cash provided by (used in) financing activities	739	392
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	11	(1)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(176)	(529)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,418	2,651
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,242	$2,122

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$96	$39
Non-vehicle	36	17
Income taxes, net of refunds	11	6
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$148	$82
Sales of revenue earning vehicles included in vehicle receivables	117	65
Purchases of non-vehicle capital assets included in accounts payable	—	23
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	12	5
Public Warrant exercises	—	2
Accrual for purchases of treasury shares	4	10

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$728	$943
Restricted cash and cash equivalents:
Vehicle	216	180
Non-vehicle	298	295
Total restricted cash and cash equivalents	514	475
Total cash and cash equivalents and restricted cash and cash equivalents	1,242	1,418
Receivables:
Vehicle	136	111
Non-vehicle, net of allowance of $42 and $45, respectively	898	863
Total receivables, net	1,034	974
Prepaid expenses and other assets	979	1,154
Revenue earning vehicles:
Vehicles	15,746	14,281
Less: accumulated depreciation	(1,888)	(1,786)
Total revenue earning vehicles, net	13,858	12,495
Property and equipment, net	642	637
Operating lease right-of-use assets	2,067	1,887
Intangible assets, net	2,882	2,887
Goodwill	1,044	1,044
Total assets(1)	$23,748	$22,496
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$167	$79
Non-vehicle	553	578
Total accounts payable	720	657
Accrued liabilities	922	890
Accrued taxes, net	172	170
Debt:
Vehicle	11,789	10,886
Non-vehicle	2,975	2,977
Total debt	14,764	13,863
Operating lease liabilities	1,977	1,802
Self-insured liabilities	457	472
Deferred income taxes, net	1,226	1,363
Total liabilities(1)	20,238	19,217
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,747	4,844
Retained earnings (Accumulated deficit)	(957)	(1,271)
Accumulated other comprehensive income (loss)	(280)	(294)
Total stockholder's equity	3,510	3,279
Total liabilities and stockholder's equity	$23,748	$22,496
(1)    The Hertz Corporation's consolidated total assets as of March 31, 2023 and December 31, 2022 include total assets of VIEs of $1.4 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of March 31, 2023 and December 31, 2022 include total liabilities of VIEs of $1.4 billion and $1.3 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended March 31,
	2023	2022
Revenues	$2,047	$1,810
Expenses:
Direct vehicle and operating	1,221	1,053
Depreciation of revenue earning vehicles and lease charges, net	381	(59)
Non-vehicle depreciation and amortization	35	33
Selling, general and administrative	221	235
Interest expense, net:
Vehicle	111	5
Non-vehicle	51	39
Interest expense, net	162	44
Other (income) expense, net	9	(2)
(Gain) on sale of non-vehicle capital assets	(162)	—
Total expenses	1,867	1,304
Income (loss) before income taxes	180	506
Income tax (provision) benefit	134	(130)
Net income (loss)	$314	$376

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$314	$376
Other comprehensive income (loss):
Foreign currency translation adjustments	14	(7)
Total other comprehensive income (loss)	14	(7)
Total comprehensive income (loss)	$328	$369

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2021	100	$—	$7,190	$(2,626)	$(214)	$4,350
Net income (loss)	—	—	—	376	—	376
Other comprehensive income (loss)	—	—	—	—	(7)	(7)
Stock-based compensation charges	—	—	28	—	—	28
Dividends paid to Hertz Holdings	—	—	(767)	—	—	(767)
March 31, 2022	100	$—	$6,451	$(2,250)	$(221)	$3,980

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2022	100	$—	$4,844	$(1,271)	$(294)	$3,279
Net income (loss)	—	—	—	314	—	314
Other comprehensive income (loss)	—	—	—	—	14	14
Stock-based compensation charges	—	—	21	—	—	21
Dividends paid to Hertz Holdings(1)	—	—	(118)	—	—	(118)
March 31, 2023	100	$—	$4,747	$(957)	$(280)	$3,510
(1)    See "Share Repurchase Programs for Common Stock" in Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$314	$376
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	466	(20)
Depreciation and amortization, non-vehicle	35	33
Amortization of deferred financing costs and debt discount (premium)	14	11
Stock-based compensation charges	21	28
Provision for receivables allowance	20	13
Deferred income taxes, net	(135)	103
(Gain) loss on sale of non-vehicle capital assets	(162)	(2)
Changes in financial instruments	108	(44)
Other	(1)	1
Changes in assets and liabilities:
Non-vehicle receivables	(49)	(43)
Prepaid expenses and other assets	(48)	(40)
Operating lease right-of-use assets	78	72
Non-vehicle accounts payable	(27)	51
Accrued liabilities	29	124
Accrued taxes, net	—	30
Operating lease liabilities	(84)	(80)
Self-insured liabilities	(18)	8
Net cash provided by (used in) operating activities	561	621
Cash flows from investing activities:
Revenue earning vehicles expenditures	(2,824)	(2,985)
Proceeds from disposal of revenue earning vehicles	1,206	1,471
Non-vehicle capital asset expenditures	(45)	(30)
Proceeds from non-vehicle capital assets disposed of or to be disposed of	175	1
Collateral returned in exchange for letters of credit	—	17
Return of (investment in) equity investments	—	(15)
Net cash provided by (used in) investing activities	(1,488)	(1,541)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	2,061	4,680
Repayments of vehicle debt	(1,190)	(3,492)
Proceeds from issuance of non-vehicle debt	425	—
Repayments of non-vehicle debt	(430)	(5)
Payment of financing costs	(8)	(24)
Dividends paid to Hertz Holdings	(118)	(767)
Net cash provided by (used in) financing activities	740	392

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2023	2022
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	11	(1)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(176)	(529)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,418	2,650
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,242	$2,121

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$96	$39
Non-vehicle	36	17
Income taxes, net of refunds	11	6
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$148	$82
Sales of revenue earning vehicles included in vehicle receivables	117	65
Purchases of non-vehicle capital assets included in accounts payable	—	23
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	12	5

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

Hertz operates its vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from company-operated and franchisee locations in the United States ("U.S."), Africa, Asia, Australia, Canada, the Caribbean, Europe, Latin America, the Middle East and New Zealand. The Company also sells vehicles through Hertz Car Sales.

Note 2—Basis of Presentation

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2023 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

The December 31, 2022 unaudited condensed consolidated balance sheet data is derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the Company's Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on February 7, 2023.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 3—Divestitures

Sales of Non-vehicle Capital Assets

In 2019, the Company substantially completed the sale of certain non-vehicle capital assets constituting real property, in an eminent domain proceeding, in its Americas RAC segment. In February 2023, the Company received additional cash from the sale upon final resolution of the eminent domain proceeding and recognized an additional $29 million pre-tax gain on the sale, which is included in (gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2023.

In March 2023, the Company sold and leased back its Los Angeles, California airport location in its Americas RAC segment. The transaction qualified for sale-leaseback accounting. The Company recognized a pre-tax gain of $133 million based on the difference in the sale amount of $143 million less $9 million net book value of assets sold and $1 million in selling costs, which is included in (gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2023. The leaseback is classified as an operating lease with a term of 36 months.

Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	March 31, 2023	December 31, 2022
Revenue earning vehicles	$15,108	$13,654
Less accumulated depreciation	(1,752)	(1,649)
	13,356	12,005
Revenue earning vehicles held for sale, net(1)	502	490
Revenue earning vehicles, net	$13,858	$12,495
(1)    Represents the carrying amount of vehicles currently placed on the Company's retail lots for sale or actively in the process of being sold through other disposition channels.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended March 31,
(In millions)	2023	2022
Depreciation of revenue earning vehicles	$422	$322
(Gain) loss on disposal of revenue earning vehicles	(46)	(387)
Rents paid for vehicles leased	5	6
Depreciation of revenue earning vehicles and lease charges, net	$381	$(59)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 5—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of March 31, 2023 and December 31, 2022:

Facility	Weighted-Average Interest Rate as of March 31, 2023	Fixed or Floating Interest Rate	Maturity	March 31, 2023	December 31, 2022
Non-Vehicle Debt
Term B Loan	7.90%	Floating	6/2028	$1,277	$1,281
Term C Loan	7.90%	Floating	6/2028	245	245
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
First Lien RCF	N/A	Floating	6/2026	—	—
Other Non-Vehicle Debt(1)	7.64%	Fixed	Various	8	9
Unamortized Debt Issuance Costs and Net (Discount) Premium				(55)	(58)
Total Non-Vehicle Debt				2,975	2,977
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(2)	6.35%	Floating	6/2024	2,452	2,363
HVF III Series 2021-A Class B(2)	3.65%	Fixed	6/2023	188	188
				2,640	2,551
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(2)	1.66%	Fixed	12/2024	2,000	2,000
HVF III Series 2021-2(2)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(2)	2.44%	Fixed	6/2025	750	750
HVF III Series 2022-2(2)	2.42%	Fixed	6/2027	652	652
HVF III Series 2022-3(2)	3.89%	Fixed	3/2024	383	383
HVF III Series 2022-4(2)	4.22%	Fixed	9/2025	667	667
HVF III Series 2022-5(2)	4.03%	Fixed	9/2027	317	317
HVF III Series 2023-1(2)	5.91%	Fixed	6/2026	460	—
HVF III Series 2023-2(2)	6.30%	Fixed	9/2028	300	—
				7,529	6,769
Vehicle Debt - Other
Repurchase Facility	6.55%	Fixed	4/2023	114	86
European ABS(2)	4.65%	Floating	11/2024	843	811
Hertz Canadian Securitization(2)	6.51%	Floating	6/2024	288	283
Australian Securitization(2)	5.28%	Floating	4/2024	159	168
New Zealand RCF	7.78%	Floating	6/2024	50	54
U.K. Financing Facility	6.60%	Floating	4/2023-3/2027	113	101
U.K. Toyota Financing Facility	2.20%	Floating	4/2023-11/2023	37	49

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of March 31, 2023	Fixed or Floating Interest Rate	Maturity	March 31, 2023	December 31, 2022
Other Vehicle Debt	3.33%	Floating	4/2023 - 2/2027	78	76
				1,682	1,628
Unamortized Debt Issuance Costs and Net (Discount) Premium				(62)	(62)
Total Vehicle Debt				11,789	10,886
Total Debt				$14,764	$13,863
(1)Other non-vehicle debt is primarily comprised of $5 million and $6 million in finance lease obligations as of March 31, 2023 and December 31, 2022, respectively.
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

Non-vehicle Debt

First Lien Credit Agreement

In March 2023, Hertz increased the aggregate committed amount of the First Lien RCF from $1.9 billion to $2.0 billion.

Vehicle Debt

HVF III U.S. ABS Program

HVF III Series 2023-1 Notes: In March 2023, Hertz issued the Series 2023-1 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $500 million. At the time of issuance, Hertz, an affiliate of HVF III, purchased the Class D Notes in an aggregate principal amount of $40 million, and accordingly, the related principal amount is eliminated in consolidation as of March 31, 2023.

HVF III Series 2023-2 Notes: In March 2023, Hertz issued the Series 2023-1 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $300 million.

There is subordination within each of the preceding series based on class.

Vehicle Debt-Other
Repurchase Facilities

Beginning in 2022, Hertz entered into and in the future may enter into repurchase agreements related to retained HVF III Series Notes (the "Repurchase Facilities"), whereby Hertz can sell and repurchase at a pre-determined price any of the retained HVF III Series Notes. Transactions occurring under the Repurchase Facilities are based on mutually agreeable terms and prevailing rates. As of March 31, 2023, transactions totaling $114 million were outstanding under Repurchase Facilities.

New Zealand RCF

In March 2023, Hertz New Zealand Holding Limited, an indirect, wholly-owned subsidiary of Hertz, amended its credit agreement to extend its seasonal commitment period and provide for aggregate maximum borrowings of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
NZD$80 million with step downs in committed capacity through May 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to NZD$60 million.

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

The following facilities were available to the Company as of March 31, 2023 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$1,512	$1,512
Total Non-Vehicle Debt	1,512	1,512
Vehicle Debt
HVF III Series 2021-A	1,267	—
European ABS	350	—
Hertz Canadian Securitization	—	—
Australian Securitization	8	—
U.K. Financing Facility	10	3
U.K. Toyota Financing Facility	14	2
Total Vehicle Debt	1,649	5
Total	$3,161	$1,517

Letters of Credit

As of March 31, 2023, there were outstanding standby letters of credit totaling $749 million comprised primarily of $245 million issued under the term loan "C" facility (the "Term C Loan") and $488 million issued under the First Lien RCF. As of March 31, 2023, no capacity remains to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization facilities and to support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of March 31, 2023, none of the issued letters of credit were drawn.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of March 31, 2023 and December 31, 2022, IFF No. 2 had total assets of $1.4 billion and $1.3 billion, respectively, comprised primarily of intercompany receivables, and total liabilities of $1.4 billion and $1.3 billion, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien RCF credit agreement (the "First Lien Credit Agreement") requires Hertz to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. The financial covenant was effective beginning in the third quarter of 2021. As of March 31, 2023, Hertz was in compliance with the First Lien Ratio.

In addition to the financial covenant, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interests for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, restrictions on the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of March 31, 2023, the Company was in compliance with all covenants in the First Lien Credit Agreement.

Note 6—Leases

The Company enters into certain agreements as a lessor under which it rents vehicles and leases fleets to customers. The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(In millions)	2023	2022
Operating lease income from vehicle rentals	$1,859	$1,721
Variable operating lease income	132	44
Revenue accounted for under Topic 842	1,991	1,765
Revenue accounted for under Topic 606	56	45
Total revenues	$2,047	$1,810

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 7—Income Tax (Provision) Benefit

Hertz Global

For the three months ended March 31, 2023, Hertz Global recorded a tax benefit of $134 million which resulted in an effective tax rate of (214%).1 For the three months ended March 31, 2022, Hertz Global recorded a tax provision of $130 million, which resulted in an effective tax rate of 23%.

The change in tax in the three months ended March 31, 2023 compared to 2022 is driven by recognition of uncertain tax benefits related to our tax restructuring of European operations and lower pre-tax income, offset by the non-deductibility of change in the fair value of warrants.

As previously disclosed, Hertz Global filed a request for a pre-filing agreement with the Internal Revenue Service ("IRS") in December 2021 to determine whether the loss related to our tax restructuring of European operations qualified as an ordinary loss. On February 9, 2023, Hertz Global and the IRS agreed to the character and amount of the loss. This resulted in an additional $163 million of ordinary loss recognized in the three months ended March 31, 2023.

On August 16, 2022, the Inflation Reduction Act ("IRA") of 2022 was enacted into law. It includes a 15% corporate alternative minimum tax and a 1% excise tax on corporate stock buybacks, both of which are effective after December 31, 2022. Hertz Global does not currently anticipate a material impact to its results of operations, cash flows or financial position related to these provisions. The IRA also included income tax incentives associated with electric vehicles placed in service after December 31, 2022. An estimate of these credits has been included in the tax calculation for the three months ended March 31, 2023.

Hertz

For the three months ended March 31, 2023, Hertz recorded a tax benefit of $134 million which resulted in an effective tax rate of (74%). For the three months ended March 31, 2022, Hertz recorded a tax provision of $130 million, which resulted in an effective tax rate of 26%.

The change in tax in the three months ended March 31, 2023 compared to 2021 is driven by recognition of uncertain tax benefits related to our tax restructuring of European operations and lower pre-tax income.

As previously disclosed, Hertz filed a request for a pre-filing agreement with the IRS in December 2021 to determine whether the loss related to our tax restructuring of European operations qualified as an ordinary loss. On February 9, 2023, Hertz and the IRS agreed to the character and amount of the loss. This resulted in an additional $163 million of ordinary loss.

On August 16, 2022, the IRA of 2022 was enacted into law. It includes a 15% corporate alternative minimum tax and a 1% excise tax on corporate stock buybacks, both of which are effective after December 31, 2022. Hertz does not currently anticipate a material impact to its results of operations, cash flows or financial position related to these provisions. The IRA also included income tax incentives associated with electric vehicles placed in service after December 31, 2022. An estimate of these credits has been included in the tax calculation for the three months ended March 31, 2023.

______________________________
1    Amounts are calculated from the underlying numbers in thousands, and as a result, may not agree to the amounts shown in the Hertz Global Statement of Operations when calculated in millions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 8—Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

During the three months ended March 31, 2023, 27,897 Public Warrants were exercised of which 19,444 were cashless exercises and 8,453 were exercised for $13.80 per share. As of March 31, 2023, a cumulative 6,314,136 Public Warrants have been exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. See Note 11, "Fair Value Measurements."

Share Repurchase Programs for Common Stock

In November 2021, Hertz Global's Board of Directors approved a share repurchase program (the "2021 Share Repurchase Program") that authorized the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the second quarter of 2022, the Company completed the 2021 Share Repurchase Program. A total of 97,783,047 shares of Hertz Global common stock were repurchased since the inception of the 2021 Share Repurchase Program for an aggregate purchase price of $2.0 billion.

In June 2022, Hertz Global's Board of Directors approved a new share repurchase program (the "2022 Share Repurchase Program") that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the three months ended March 31, 2023, a total of 5,735,648 shares of Hertz Global's common stock were repurchased under the 2022 Share Repurchase Program at an average share price of $17.44 for an aggregate purchase price of $100 million. As of March 31, 2023, a total of 53,038,657 shares of Hertz Global's common stock have been repurchased since the inception of the 2022 Share Repurchase Program for an aggregate purchase price of $935 million.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022.

Between April 1, 2023 and April 20, 2023, a total of 2,691,587 shares of Hertz Global's common stock were repurchased at an average share price of $15.60 for an aggregate purchase price of $42 million.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
(In millions, except per share data)(1)	2023	2022
Numerator:
Net income (loss) available to Hertz Global common stockholders, basic	$196	$426
Change in fair value of Public Warrants	—	(50)
Net income (loss) available to Hertz Global common stockholders, diluted	$196	$376
Denominator:
Basic weighted-average common shares outstanding	321	432
Dilutive effect of stock options, RSUs and PSUs	1	—
Dilutive effect of Public Warrants	—	29
Diluted weighted-average shares outstanding	323	461
Antidilutive Public Warrants	17	—
Antidilutive stock options, RSUs and PSUs	6	5
Total antidilutive	23	5
Earnings (loss) per common share:
Basic	$0.61	$0.99
Diluted	$0.61	$0.82
(1)    The table above is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands, and as a result, may not agree to the amounts shown in the table when calculated in millions.

Note 9—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz. In 2021, Hertz Global's Board of Directors approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of March 31, 2023, 46,486,293 shares of the Company's common stock are authorized and remain available for future grants under the 2021 Omnibus Plan. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

A summary of the total compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Compensation expense	$21	$28
Income tax benefit	(5)	(1)
Total	$16	$27

As of March 31, 2023, there was $231 million of total unrecognized compensation cost expected to be recognized over the remaining 2.3 years, on a weighted average basis, of the requisite service period that began on the grant dates.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Stock Options and Stock Appreciation Rights

A summary of stock option activity for the three months ended March 31, 2023 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	3,144,983	$26.17	8.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(130,548)	26.17	—	—
Outstanding as of March 31, 2023	3,014,435	26.17	8.2	—
Exercisable as of March 31, 2023	(1,302,809)	26.17	7.7	—
Non-vested as of March 31, 2023	1,711,626

Performance Stock Awards ("PSAs"), Performance Stock Units ("PSUs") and Performance Units ("PUs")

A summary of the PSU activity for the three months ended March 31, 2023 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	9,292,749	$17.62	$143
Granted(1)	523,128	17.32	—
Vested	—	—	—
Forfeited or Expired	(6,259)	19.44	—
Outstanding as of March 31, 2023	9,809,618	17.60	160
(1)    Presented assuming the issuance at the original target award amount (100%).

Compensation expense for PSUs is based on the grant date fair value. For grants issued in 2023, vesting eligibility is based on market, performance and service conditions of two to three years. Accordingly, the number of shares issued at the end of the performance period could range between 0% and 200% of the original target award amount (100%) disclosed in the table above.

As of March 31, 2023, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity for the three months ended March 31, 2023 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	3,412,763	$20.82	$53
Granted	1,730,336	17.69	—
Vested	(238,266)	20.27	—
Forfeited or Expired	(18,505)	22.86	—
Outstanding as of March 31, 2023	4,886,328	19.73	80

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Additional information pertaining to RSU activity is as follows:

	Three Months Ended March 31,
	2023	2022
Total fair value of awards that vested (in millions)	$5	$13
Weighted-average grant-date fair value of awards granted	$17.69	$20.60

RSU grants issued in 2023 vest ratably over a period of three to four years.

Deferred Stock Units

As of March 31, 2023, there were approximately 80,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

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

None of the Company's financial instruments have been designated as hedging instruments as of March 31, 2023 and December 31, 2022. The Company classifies cash flows from the financial instruments according to the classification of the cash flows of the economic hedged item(s).

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
(In millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Interest rate instruments(2)	$21	$140	$—	$—
Foreign currency forward contracts	3	1	4	2
Total	$24	$141	$4	$2
(1)     All asset derivatives are recorded in prepaid expenses and other assets and all liability derivatives are recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.
(2)     The activity in the first quarter of 2023 is primarily due to net cash received on monthly settlements, including the sale of interest rate caps disclosed below.

The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(In millions)		2023	2022
Interest rate instruments	Vehicle interest expense, net	$4	$44
Foreign currency forward contracts	Other (income) expense, net	(5)	(1)
Total		$(1)	$43

In the first quarter of 2023, the Company sold certain of its interest rate caps resulting in a net gain of $10 million based on the recognition of a $98 million realized gain on the unwind, of which $88 million was previously unrealized.

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

	March 31, 2023		December 31, 2022
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt	$3,030	$2,802	$3,035	$2,685
Vehicle Debt	11,851	11,313	10,948	10,304
Total	$14,881	$14,115	$13,983	$12,989

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's cash equivalents, restricted cash equivalents and Public Warrants that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	March 31, 2023				December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$453	$—	$—	$453	$443	$—	$—	$443
Liabilities:
Public Warrants	$735	$—	$—	$735	$617	$—	$—	$617

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

Public Warrants

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price, a Level 1 input of the fair value hierarchy. For the three months ended March 31, 2023 and 2022, the fair value adjustment was a loss of $118 million and a gain of $50 million, respectively, and is recorded in change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statement of operations for Hertz Global for the three months ended March 31, 2023 and 2022.

Financial Instruments

The fair value of the Company's financial instruments as of March 31, 2023 and December 31, 2022 are disclosed in Note 10, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 12—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of March 31, 2023 and December 31, 2022, the Company's liability recorded for self-insured liabilities was $457 million and $472 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the three months ended March 31, 2023 or the period after March 31, 2023, but before the filing of this Quarterly Report.

Make-Whole and Post-Petition Interest Claims - On July 1, 2021, Wells Fargo Bank, N.A., in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes"), and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Notes”), filed a complaint (the “Complaint”) against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this summary as “Defendants”). The filing of the Complaint initiated the adversary proceeding captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et al. in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 21-50995 (MFW). The Complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that they assert total approximately $272 million or, in the alternative, are entitled to payment of post-petition interest at a contractual rate that they assert totals approximately $125 million. The Complaint also asserts the right to pre-judgment interest from July 1, 2021, to the date of any judgment. On December 22, 2021, the Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 and 2024 Notes and (ii) post-petition interest at the contract rate. On November 9, 2022, the Bankruptcy Court ruled that the make-whole premium is the same as unmatured interest and is disallowed under the U.S. Bankruptcy Code, granting summary judgment in the Defendants’ favor. The Bankruptcy Court certified the matter directly to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) and, on January 25, 2023, the Third Circuit accepted Wells Fargo’s appeal. Oral argument is scheduled for October 26, 2023 before a panel of Third Circuit judges. The Defendants intend to continue to vigorously defend against the claims in this matter through the appellate process. The Company cannot predict the ultimate outcome or timing of this litigation.

Claims Related to Alleged False Arrests - A group of claims involving allegations that the police detained or arrested individuals in error after the Company reported rental cars as stolen have been advanced against the Company. These claims first arose from actions allegedly taken by the Company prior to its emergence from bankruptcy reorganization; some claims allege post-emergence behavior by the Company. These claims have been the subject of press coverage and the Company has received government inquiries on the matter. The Company has policies to help ensure the proper treatment of its customers and to seek to protect itself against the theft of its services or

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
assets, and has taken significant steps to modernize and update those policies. In December 2022, the Company entered into settlement agreements with 364 claimants in full and final resolutions of their claims for an aggregated amount of approximately $168 million (the "Settlement"), all of which amount was paid by the Company during December 2022. The Settlement resolved nearly all of the false arrest-related claims being advanced in the U.S. Bankruptcy Court for the District of Delaware, Adv. Pro. No. 20-11247 (MFW) and state court in Delaware (captioned Flannery, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-07-100 and Okoasia, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-09-531). Also as a result of the Settlements, state court matters pending in Pennsylvania, captioned Lovelace, et al. v. Hertz Global Holdings, Inc., et al., Case No. 220801729, and in Florida, captioned Lizasoain, et al. v. Hertz Global Holdings, Inc., et al., Case No. 2022-015316-CA-1, were dismissed with prejudice. In the small number of claims remaining, the Company continues to vigorously defend itself and believes that the ultimate resolution of such remaining claims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Relatedly, in May 2022, the Company filed a complaint against several of its insurers seeking a determination of its rights under its commercial general liability, and directors and officers liability, insurance policies for these alleged claims in a declaratory judgment action pending in Delaware Superior Court, Hertz Global Holdings, Inc., et al. v. ACE American Insurance Co., et al., C.A. No. N22C-05-130 MMJ (CCLD). The Company believes that a meaningful portion of the amount being paid for the Settlements will ultimately be recovered from its insurance carriers.

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

Note 13—Segment Information

The Company’s chief operating decision maker ("CODM") assesses performance and allocates resources based upon the financial information for the Company’s reportable segments. The Company has identified two reportable segments, which are consistent with its operating segments and organized based on the products and services provided and the geographic areas in which business is conducted, as follows:

•Americas RAC – rental of vehicles (cars, crossovers, vans and light trucks), as well as sales of value-added services, in the U.S., Canada, Latin America and the Caribbean; and

•International RAC – rental and leasing of vehicles (cars, crossovers, vans and light trucks), as well as sales of value-added services, in locations other than the U.S., Canada, Latin America and the Caribbean.

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

	Three Months Ended March 31,
(In millions)	2023	2022
Revenues
Americas RAC	$1,730	$1,558
International RAC	317	252
Total Hertz Global and Hertz	$2,047	$1,810
Depreciation of revenue earning vehicles and lease charges, net
Americas RAC	$349	$(93)
International RAC	32	34
Total Hertz Global and Hertz	$381	$(59)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended March 31,
(In millions)	2023	2022
Adjusted EBITDA
Americas RAC	$261	$641
International RAC	53	27
Total reportable segments	314	668
Corporate	(77)	(54)
Total Hertz Global and Hertz	$237	$614

	As of
(In millions)	March 31, 2023	December 31, 2022
Revenue earning vehicles, net
Americas RAC	$12,119	$10,813
International RAC	1,739	1,682
Total Hertz Global and Hertz	$13,858	$12,495
Total assets
Americas RAC	$18,923	$17,645
International RAC	3,596	3,638
Total reportable segments	22,519	21,283
Corporate	1,230	1,214
Total Hertz Global(1)	23,749	22,497
Corporate - Hertz	(1)	(1)
Total Hertz(1)	$23,748	$22,496
(1)    The consolidated total assets of Hertz Global and Hertz as of March 31, 2023 and December 31, 2022 include total assets of VIEs of $1.4 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:

Hertz Global

	Three Months Ended March 31,
(In millions)	2023	2022
Adjusted EBITDA:
Americas RAC	$261	$641
International RAC	53	27
Total reportable segments	314	668
Corporate(1)	(77)	(54)
Total Hertz Global	237	614
Adjustments:
Non-vehicle depreciation and amortization	(35)	(33)
Non-vehicle debt interest, net	(51)	(39)
Vehicle debt-related charges(2)	(10)	(7)
Restructuring and restructuring related charges(3)	(3)	(6)
Change in fair value of Public Warrants(4)	(118)	50
Unrealized gains (losses) on financial instruments(5)	(108)	44
Gain on sale of non-vehicle capital assets(6)	162	—
Other items(7)	(12)	(67)
Income (loss) before income taxes	$62	$556

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

	Three Months Ended March 31,
(In millions)	2023	2022
Adjusted EBITDA:
Americas RAC	$261	$641
International RAC	53	27
Total reportable segments	314	668
Corporate(1)	(77)	(54)
Total Hertz	237	614
Adjustments:
Non-vehicle depreciation and amortization	(35)	(33)
Non-vehicle debt interest, net	(51)	(39)
Vehicle debt-related charges(2)	(10)	(7)
Restructuring and restructuring related charges(3)	(3)	(6)
Unrealized gains (losses) on financial instruments(5)	(108)	44
Gain on sale of non-vehicle capital assets(6)	162	—
Other items(7)	(12)	(67)
Income (loss) before income taxes	$180	$506
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
(4)Represents the change in fair value during the reporting period for the Company's outstanding Public Warrants.
(5)Represents unrealized gains (losses) on derivative financial instruments. In 2023, also includes the realization of $88 million of previously unrealized gains resulting from the unwind of certain interest rate caps. See Note 10, "Financial Instruments."
(6)Represents gain on sale of certain non-vehicle capital assets sold in March 2023. See Note 3, "Divestitures."
(7)Represents miscellaneous items. For the three months ended March 31, 2023, primarily includes certain IT related charges. For the three months ended March 31, 2022 primarily includes bankruptcy claims, certain non-cash stock-based compensation charges, certain professional fees and charges related to the settlement of bankruptcy claims.

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

This MD&A should be read in conjunction with the MD&A presented in our 2022 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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
•Vehicle Utilization – important key metric to management and investors as it is the measurement of the proportion of our vehicles that are being used to generate revenues relative to rentable fleet capacity. Higher Vehicle Utilization means more vehicles are being utilized to generate revenues.
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

We operate our vehicle rental business globally from company-owned, licensee and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Caribbean, the Middle East and New Zealand. We also sell vehicles through Hertz Car Sales.

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

Our Reportable Segments

We have identified two reportable segments, which are consistent with our operating segments and organized based on the products and services provided and the geographic areas in which business is conducted, as follows:

•Americas RAC – Rental of vehicles, as well as sales of value-added services, in the U.S., Canada, Latin America and the Caribbean; and
•International RAC – Rental of vehicles, as well as sales of value-added services, in locations other than the U.S., Canada, Latin America and the Caribbean.

In addition to the above reportable segments, we have corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended March 31, 2023 Operating Overview

The following charts provide the period-over-period change for several key factors influencing our results for the three months ended March 31, 2023 and 2022.

(1)    Includes impact of foreign currency exchange at average rates ("fx").
(2)    Results shown are in constant currency as of December 31, 2022.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ In millions)	2023	2022
Total revenues	$2,047	$1,810	13%
Direct vehicle and operating expenses	1,221	1,053	16
Depreciation of revenue earning vehicles and lease charges, net	381	(59)	NM
Non-vehicle depreciation and amortization	35	33	7
Selling, general and administrative expenses	221	235	(6)
Interest expense, net:
Vehicle	111	5	NM
Non-vehicle	51	39	30
Interest expense, net	162	44	NM
Other (income) expense, net	9	(2)	NM
(Gain) from the sale of non-vehicle capital assets	(162)	—	NM
Income (loss) before income taxes	180	506	(64)
Income tax (provision) benefit	134	(130)	NM
Net income (loss)	$314	$376	(17)
Adjusted Corporate EBITDA(a)	$237	$614	(61)
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Total revenues increased $237 million in the first quarter of 2023 compared to 2022 due primarily to increased travel demand. Total revenues increased $172 million and $64 million in our Americas RAC and International RAC segments, respectively. Excluding an unfavorable $17 million fx impact, revenues for our International RAC segment increased $81 million due primarily to higher volume and pricing. Americas RAC revenues increased due primarily to higher volume.

DOE increased $168 million in the first quarter of 2023 compared to 2022 due primarily to increases of $136 million and $32 million in our Americas RAC and International RAC segments, respectively. DOE in our Americas RAC segment increased due primarily to fleet-related costs driven by increased volume, higher collision and maintenance costs. Excluding an unfavorable $10 million fx impact, DOE in our International RAC segment increased $42 million due primarily to higher volume.

Depreciation of revenue earning vehicles and lease charges, net increased $440 million in the first quarter of 2023 compared to 2022 of which $443 million can be attributed to our Americas RAC segment and is due primarily to lower per unit gains recognized on vehicle dispositions and higher vehicle acquisition costs, partially offset by the impact of an extension of the estimated holding period on various portions of our fleet in the first quarter of 2023. This resulted in lower gross depreciation of revenue earning vehicles and lease charges, net over the estimated holding period as described in Note 2, "Significant Accounting Policies," in Part II, Item 8 of our 2022 Form 10-K.

SG&A decreased $14 million in the first quarter of 2023 compared to 2022 due primarily to decreased non-cash stock-based compensation costs in our corporate operations, partially offset by increased personnel and IT costs in our Americas RAC segment.

Vehicle interest expense, net increased $105 million in the first quarter of 2023 compared to 2022 due primarily to the realization of $88 million of previously unrealized gains resulting from the unwind of certain interest rate caps in

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the first quarter of 2023, higher debt levels and higher average interest rates primarily in our Americas RAC segment resulting from the issuance of the HVF III Series 2023 Notes and higher benchmark rates on the HVF III 2021-A Notes. This was partially offset by a $98 million realized gain on the unwind of certain interest rate caps in the first quarter of 2023.

Non-vehicle interest expense, net increased $12 million in the first quarter of 2023 compared to 2022 due primarily to higher benchmark rates.

In the first quarter of 2023, we recognized a gain of $162 million on the sale of certain non-vehicle capital assets in our Americas RAC segment, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.

For the three months ended March 31, 2023, we recorded a tax benefit of $134 million which resulted in an effective tax rate of (74%). For the three months ended March 31, 2022, we recorded a tax provision of $130 million, which resulted in an effective tax rate of 26%. The change in tax in the three months ended March 31, 2023 compared to 2022 is driven primarily by recognition of uncertain tax benefits related to our tax restructuring of European operations and lower pre-tax income.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had a loss of $118 million and a gain of $50 million from the change in fair value of Public Warrants that was incremental to Hertz for the three months ended March 31, 2023 and 2022, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ In millions, except as noted)	2023	2022
Total revenues	$1,730	$1,558	11%
Depreciation of revenue earning vehicles and lease charges, net	$349	$(93)	NM
Direct vehicle and operating expenses	$1,039	$903	15
Direct vehicle and operating expenses as a percentage of total revenues	60%	58%
Non-vehicle depreciation and amortization	$28	$26	6
Selling, general and administrative expenses	$105	$86	22
Selling, general and administrative expenses as a percentage of total revenues	6%	6%
Vehicle interest expense	$93	$2	NM
Adjusted EBITDA	$261	$641	(59)
Transaction Days (in thousands)(b)	27,879	25,579	9
Average Vehicles (in whole units)(f)	412,983	397,620	4
Average Rentable Vehicles (in whole units)(c)	393,512	373,153	5
Vehicle Utilization(c)	79%	76%
Total RPD (in whole dollars)(d)	$62.03	$60.81	2
Total RPU Per Month (in whole dollars)(e)	$1,465	$1,390	5
Depreciation Per Unit Per Month (in whole dollars)(f)	$282	$(78)	NM
Percentage of program vehicles as of period end	1%	—%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Total Americas RAC revenues increased $172 million in the first quarter of 2023 compared to 2022 due primarily to higher volume. The increase in Transaction Days was driven by volume increases across most leisure and business categories due to increased travel demand. Total RPD in the first quarter of 2023 was largely consistent with 2022. Airport revenues comprised 68% of total revenues for the segment in the first quarter of 2023 compared to 71% the first quarter of 2022.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $443 million in the first quarter of 2023 compared to 2022. Depreciation Per Unit Per Month increased to $282 in the first quarter of 2023 compared to a negative expense of $78 in the first quarter of 2022 due primarily to lower per unit gains recognized on vehicle dispositions and higher vehicle acquisition costs, partially offset by the impact of an extension of the estimated holding period on various portions of our fleet in the first quarter of 2023. This resulted in lower gross depreciation of revenue earning vehicles and lease charges, net over the estimated holding period as described in Note 2, "Significant Accounting Policies," in Part II, Item 8 of our 2022 Form 10-K. Average Vehicles increased in the first quarter of 2023 compared to 2022 due to travel demand.

DOE for Americas RAC increased $136 million in the first quarter of 2023 compared to 2022 due primarily to higher fleet-related costs driven by increased volume discussed above, higher collision and maintenance costs.

SG&A for Americas RAC increased $19 million in the first quarter of 2023 compared to 2022 due primarily to increased personnel and IT costs.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle interest expense for Americas RAC increased $91 million in the first quarter of 2023 compared to 2022 due primarily to the realization of $88 million of previously unrealized gains resulting from the unwind of certain interest rate caps in the first quarter of 2023, higher debt levels and higher average interest rates resulting from the issuance of the HVF III Series 2023 Notes and higher benchmark rates on the HVF III 2021-A Notes. This was partially offset by a $98 million realized gain on the unwind of interest rate caps in the first quarter of 2023.

International RAC

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2023	2022
Total revenues	$317	$252	25%
Depreciation of revenue earning vehicles and lease charges, net	$32	$34	(8)
Direct vehicle and operating expenses	$182	$151	21
Direct vehicle and operating expenses as a percentage of total revenues	58%	60%
Non-vehicle depreciation and amortization	$2	$3	(29)
Selling, general and administrative expenses	$37	$42	(11)
Selling, general and administrative expenses as a percentage of total revenues	12%	17%
Vehicle interest expense	$18	$3	NM
Adjusted EBITDA	$53	$27	97
Transaction Days (in thousands)(b)	5,908	5,042	17
Average Vehicles (in whole units)(f)	91,545	83,591	10
Average Rentable Vehicles (in whole units)(c)	89,776	82,364	9
Vehicle Utilization(c)	72%	68%
Total RPD (in whole dollars)(d)	$53.18	$47.00	13
Total RPU Per Month (in whole dollars)(e)	$1,167	$959	22
Depreciation Per Unit Per Month (in whole dollars)(f)	$115	$129	(11)
Percentage of program vehicles as of period end	26%	29%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Total revenues for International RAC increased $64 million in the first quarter of 2023 compared to 2022 due to higher volume and pricing. Excluding an unfavorable $17 million fx impact, revenues increased $81 million. The increase in Transaction Days was driven by higher volume due to increased travel demand. Total RPD increased due primarily to higher pricing across the industry resulting from growth in travel demand in most business and leisure categories.

Depreciation of revenue earning vehicles and lease charges, net for International RAC in the first quarter of 2023 was comparable to 2022. Average Vehicles for International RAC increased in the first quarter of 2023 due to increased travel demand. Depreciation Per Unit Per Month for International RAC decreased to $115 for the first quarter of 2023 compared to $129 for the first quarter of 2022 due in part to continued strength in residual values and increased vehicle dispositions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for International RAC increased $32 million in the first quarter of 2023 compared to 2022. Excluding an unfavorable $10 million fx impact, DOE increased $42 million due primarily to higher volume driven by the increased travel demand discussed above.

SG&A for International RAC decreased $5 million in the first quarter of 2023 compared 2022. Excluding an unfavorable $2 million fx impact, SG&A was comparable to 2022.

Vehicle interest expense for International RAC increased $15 million in the first quarter of 2023 compared to 2022 due primarily to higher debt levels resulting from the incorporation of the Italian fleet within the European ABS financing structure.

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)Adjusted Corporate EBITDA is calculated as net income (loss), adjusted for income taxes; non-vehicle depreciation and amortization; non-vehicle debt interest, net; vehicle debt-related charges; restructuring and restructuring related charges; unrealized (gains) losses from financial instruments; gain on sale of non-vehicle capital assets; change in fair value of Public Warrants and certain other miscellaneous items. When evaluating our operating performance, investors should not consider Adjusted Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance determined in accordance with U.S. GAAP. The reconciliations to the most comparable consolidated U.S. GAAP measure are presented below:
Hertz

	Three Months Ended March 31,
(In millions)	2023	2022
Net income (loss)	$314	$376
Adjustments:
Income tax provision (benefit)	(134)	130
Non-vehicle depreciation and amortization	35	33
Non-vehicle debt interest, net	51	39
Vehicle debt-related charges(1)	10	7
Restructuring and restructuring related charges(2)	3	6
Unrealized (gains) losses on financial instruments(3)	108	(44)
Gain on sale of non-vehicle capital assets(4)	(162)	—
Other items(5)	12	67
Adjusted Corporate EBITDA	$237	$614

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz Global

	Three Months Ended March 31,
(In millions)	2023	2022
Net income (loss)	$196	$426
Adjustments:
Income tax provision (benefit)	(134)	130
Non-vehicle depreciation and amortization	35	33
Non-vehicle debt interest, net	51	39
Vehicle debt-related charges(1)	10	7
Restructuring and restructuring related charges(2)	3	6
Unrealized (gains) losses on financial instruments(3)	108	(44)
Gain on sale of non-vehicle capital assets(4)	(162)	—
Change in fair value of Public Warrants(6)	118	(50)
Other items(5)	12	67
Adjusted Corporate EBITDA	$237	$614
(1)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(2)Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred directly supporting business transformation initiatives.
(3)Represents unrealized (gains) losses on derivative financial instruments. In 2023, also includes the realization of $88 million of previously unrealized gains resulting from the unwind of certain interest rate caps. See Note 10, "Financial Instruments," in Part I, Item 1 of this Quarterly Report.
(4)Represents gain on sale of certain non-vehicle capital assets sold in March 2023. See Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.
(5)Represents miscellaneous items. For the three months ended March 31, 2023, primarily includes certain IT related charges. For the three months ended March 31, 2022 primarily includes bankruptcy claims, certain non-cash stock-based compensation charges, certain professional fees and charges related to the settlement of bankruptcy claims.
(6)Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants.

(b)Transaction Days represents the total number of 24-hour periods, with any partial period counted as one Transaction Day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one Transaction Day in a 24-hour period.

(c)Vehicle Utilization is calculated by dividing total Transaction Days by Available Car Days. Available Car Days represents Average Rentable Vehicles multiplied by the number of days in a given period. Average Rentable Vehicles excludes vehicles for sale on our retail lots or actively in the process of being sold through other disposition channels and is determined using a simple average of such vehicles at the beginning and end of a given period.

	Americas RAC		International RAC
	Three Months Ended March 31,
	2023	2022	2023	2022
Transaction Days (in thousands)	27,879	25,579	5,908	5,042
Average Rentable Vehicles (in whole units)	393,512	373,153	89,776	82,364
Number of days in period (in whole units)	90	90	90	90
Available Car Days (in thousands)	35,420	33,584	8,191	7,415
Vehicle Utilization	79%	76%	72%	68%

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

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2023	2022	2023	2022
Revenues	$1,730	$1,558	$317	$252
Foreign currency adjustment(1)	(1)	(2)	(3)	(15)
Total Revenues - adjusted for foreign currency	$1,729	$1,556	$314	$237
Transaction Days (in thousands)	27,879	25,579	5,908	5,042
Total RPD (in whole dollars)	$62.03	$60.81	$53.18	$47.00
(1)Based on December 31, 2022 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues - adjusted for foreign currency divided by the Average Rentable Vehicles in each period and then divided by the number of months in the period reported.

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2023	2022	2023	2022
Total Revenues - adjusted for foreign currency	$1,729	$1,556	$314	$237
Average Rentable Vehicles (in whole units)	393,512	373,153	89,776	82,364
Total revenue per unit (in whole dollars)	$4,395	$4,169	$3,500	$2,877
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,465	$1,390	$1,167	$959

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

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2023	2022	2023	2022
Depreciation of revenue earning vehicles and lease charges, net	$349	$(93)	$32	$34
Foreign currency adjustment(1)	1	—	(1)	(2)
Adjusted depreciation of revenue earning vehicles and lease charges	$350	$(93)	$31	$32
Average Vehicles (in whole units)	412,983	397,620	91,545	83,591
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$847	$(235)	$344	$386
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$282	$(78)	$115	$129
(1)Based on December 31, 2022 foreign currency exchange rates for all periods presented.

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

Cash and Cash Equivalents

As of March 31, 2023, we had $728 million of cash and cash equivalents and $514 million of restricted cash and cash equivalents. As of March 31, 2023, $335 million of cash and cash equivalents and $75 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We do not assert permanent reinvestment with respect to our non-U.S. earnings, and if not in the form of loan repayments or subject to favorable tax treaties, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional cash taxes.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations for the next twelve months.

Cash Flows - Hertz

As of March 31, 2023 and December 31, 2022, Hertz had cash and cash equivalents of $728 million and $943 million, respectively, and restricted cash and cash equivalents of $514 million and $475 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2023	2022	$ Change
Cash provided by (used in):
Operating activities	$561	$621	$(60)
Investing activities	(1,488)	(1,541)	53
Financing activities	740	392	348
Effect of exchange rate changes	11	(1)	12
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(176)	$(529)	$353

During the three months ended March 31, 2023, cash flows from operating activities decreased $60 million period over period due primarily due to a $241 million change in working capital accounts, offset by a $181 million change in net income, as adjusted for non-cash and non-operating items. Cash flows from working capital accounts decreased due primarily to non-vehicle payments due to timing, a decrease in accrued liabilities due in part to incentive payments in 2023 and a reduction in post-emergence bankruptcy and other related payments in 2023.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the three months ended March 31, 2023, there was a $53 million decrease in the cash used in investing activities period over period due primarily to $168 million of net proceeds received in 2023 from the sale of certain non-vehicle capital assets as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report, partially offset by an $104 million decrease in revenue earning vehicle expenditures, net primarily resulting from lower per unit gains recognized on vehicle dispositions and fewer vehicle acquisitions in the 2023 period primarily in our Americas RAC segment.

Net financing cash inflows were $740 million in the three months ended March 31, 2023 compared to $392 million in the 2022 period. The $348 million increase in cash inflows due in part to a $649 million reduction in dividends paid

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to Hertz Holdings used primarily for share repurchases, partially offset by a decrease of $317 million in net proceeds from vehicle debt resulting from less issuances in the 2023 period versus 2022.

Cash Flows - Hertz Global

As of March 31, 2023 and December 31, 2022, Hertz Global had cash and cash equivalents of $728 million and $943 million, respectively, and restricted cash and cash equivalents of $514 million and $475 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2023	2022	$ Change
Cash provided by (used in):
Operating activities	$562	$621	$(59)
Investing activities	(1,488)	(1,541)	53
Financing activities	739	392	347
Effect of exchange rate changes	11	(1)	12
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(176)	$(529)	$353

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

Share Repurchase Programs for Common Stock

In November 2021, Hertz Global's Board of Directors approved the 2021 Share Repurchase Program that authorized the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the second quarter of 2022, the 2021 Share Repurchase Program was completed. A total of 97,783,047 shares of Hertz Global common stock were repurchased since the inception of the 2021 Share Repurchase Program for an aggregate purchase price of $2.0 billion.

In June 2022, Hertz Global's Board of Directors approved the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the three months ended March 31, 2023, a total of 5,735,648 shares of Hertz Global's common stock were repurchased under this program at an average share price of $17.44 for an aggregate purchase price of $100 million. As of March 31, 2023, a total of 53,038,657 shares of Hertz Global's common stock have been repurchased since the inception of the 2022 Share Repurchase Program for an aggregate purchase price of $935 million.

These amounts are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022 in Part I, Item I of this Quarterly Report.

Between April 1, 2023 and April 20, 2023, a total of 2,691,587 shares of Hertz Global's common stock were repurchased at an average share price of $15.60 for an aggregate purchase price of $42 million.

Hertz Global funded the share repurchases with available cash and dividend distributions from Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Debt Financing

Non-vehicle Debt

In the first quarter of 2023, Hertz increased the aggregate committed amount of the First Lien RCF from $1.9 billion to $2.0 billion.

Vehicle Debt

In March 2023, the following HVF III Series 2023 Fixed Rate Rental Car Asset Backed Notes were issued:
•HVF III Series 2023-1 Notes were issued in an aggregate principal amount of $500 million. At the time of issuance, Hertz, an affiliate of HVF III, purchased the Class D Notes in an aggregate principal amount of $40 million, and accordingly, the related principal amount is eliminated in consolidation.
•HVF III Series 2023-2 Notes were issued in an aggregate principal amount of $300 million.

There is subordination within each of the preceding series based on class. Proceeds from the issuance of the HVF III Series 2023-1 Notes and HVF III Series 2023-2 Notes were used to repay amounts outstanding on the Series 2021-A Notes and for the purchase or refinancing of electric vehicles.

As of March 31, 2023, transactions totaling $114 million were outstanding under the Repurchase Facilities.

In March 2023, the New Zealand RCF was amended to extend its seasonal commitment period and provide for aggregate maximum borrowings of NZD$80 million with step downs in committed capacity through May 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to NZD$60 million.

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

Refer to Note 5, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of March 31, 2023. Cash paid for interest on vehicle debt during the three months ended March 31, 2023 and 2022 was $96 million and $39 million, respectively. The $57 million increase in cash paid for vehicle debt interest is due primarily to higher debt levels resulting from the issuance of the HVF III Series 2023 Notes and higher interest rates. Cash paid for interest on non-vehicle debt during the three months ended March 31, 2023 and 2022 was $36 million and $17 million, respectively. The $19 million increase in cash paid for non-vehicle debt interest is due primarily to higher benchmark rates.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$728	$943
Availability under the First Lien RCF	1,512	1,514
Corporate liquidity	$2,240	$2,457

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Letters of Credit

As of March 31, 2023, there were outstanding standby letters of credit totaling $749 million comprised primarily of $245 million issued under the Term C Loan and $488 million issued under the First Lien RCF. As of March 31, 2023, no capacity remains to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of March 31, 2023, none of the issued letters of credit were drawn.

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. The financial covenant was effective beginning in the third quarter of 2021. As of March 31, 2023, we were in compliance with the First Lien Ratio.

In addition to the financial covenant, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interests for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of March 31, 2023, we were in compliance with all covenants in the First Lien Credit Agreement.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2023
First Quarter	$(2,824)	$1,206	$(1,618)
2022
First Quarter	$(2,985)	$1,471	$(1,514)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2023	2022	$ Change	% Change
Americas RAC	$(1,585)	$(1,440)	$(145)	10
International RAC	(33)	(74)	41	(55)
Total	$(1,618)	$(1,514)	$(104)	7

Revenue earning vehicle expenditures decreased approximately $161 million, or 5%, in the three months ended March 31, 2023 compared to the 2022 period, primarily in our Americas RAC segment, resulting from fewer vehicle acquisitions. Revenue earning vehicle disposal proceeds decreased $265 million for the three months ended March 31, 2023 compared to the 2022 period resulting primarily from lower per unit gains recognized on vehicle dispositions in our Americas RAC segment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2023
First Quarter	$(45)	$175	$130
2022
First Quarter	$(30)	$1	$(29)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2023	2022	$ Change	% Change
Americas RAC	$146	$(28)	$174	NM
International RAC	(3)	(2)	(1)	50
Corporate	(13)	1	(14)	NM
Total	$130	$(29)	$159	NM
NM - Not meaningful

In the three months ended March 31, 2023, proceeds for non-vehicle capital assets increased by $174 million compared to 2022, primarily in our Americas RAC segment, resulting primarily from the sale of certain non-vehicle capital assets as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. In the three months ended March 31, 2023, expenditures for non-vehicle capital assets increased by $15 million compared to the 2022 period, primarily in Corporate, resulting primarily from increased IT related and electric vehicle charging infrastructure spend.

CONTRACTUAL OBLIGATIONS

As of March 31, 2023, there have been no material changes outside of the ordinary course of business to our known contractual obligations as set forth in the table included in Part II, Item 7 of our 2022 Form 10-K. Changes to our aggregate indebtedness, including related interest and terms of new issuances, are disclosed in Note 5, "Debt," in Part I, Item 1 of this Quarterly Report.

Indemnification Obligations

There have been no significant changes to our indemnification obligations as compared to those disclosed in Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of our 2022 Form 10-K.

We regularly evaluate the probability of having to incur costs associated with these indemnification obligations and have accrued for expected losses that are probable and estimable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no significant changes due to recently issued accounting pronouncements as compared to those disclosed in Note 2, "Significant Accounting Policies," in Part II, Item 8 of our 2022 Form 10-K.

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

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among other things, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under Item 1A, "Risk Factors," included in our 2022 Form 10-K and this Quarterly Report and the following, which were derived in part from the risks set forth in Item 1A, "Risk Factors," of our 2022 Form 10-K and this Quarterly Report:

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
•occurrences that disrupt rental activity during our peak periods particularly in critical geographies;
•our ability to accurately estimate future levels of rental activity and adjust the number and mix of vehicles used in our rental operations accordingly;
•our ability to implement our business strategy or strategic transactions, including our ability to implement plans to support a large-scale electric vehicle fleet, execute our rideshare strategy and to play a central role in the modern mobility ecosystem;
•our ability to adequately respond to changes in technology impacting the mobility industry;
•the mix of vehicles in our fleet, including but not limited to program and non-program vehicles, which can lead to increased exposure to residual risk upon disposition;
•increases in vehicle holding periods, which may result in additional maintenance costs and lower customer satisfaction;
•financial instability of the manufacturers of our vehicles, which could impact their ability to fulfill obligations under repurchase or guaranteed depreciation programs;
•increases in the level of recall activity by the manufacturers of our vehicles, which may increase our costs and can disrupt our rental activity;
•our access to third-party distribution channels and related prices, commission structures and transaction volumes associated with those channels;
•our ability to offer an excellent customer experience, retain and increase customer loyalty and increase market share;

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
•risks relating to tax laws, including those that affect our ability to offset future tax on fleet dispositions, as well as any adverse determinations or rulings by tax authorities;
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
•our ability to comply with ESG regulations, meet increasing ESG expectations of stakeholders, and otherwise achieve ESG goals;
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

There have been no material changes to the information reported under Part II, Item 7A of our 2022 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, as part of our initiative to migrate technology to the cloud, we completed deployment of certain modules in our new cloud enterprise resource planning (“ERP”) system to support certain aspects of financial reporting, budgeting and forecasting, procure to pay processes and human resources management. As a result of the ERP system implementation, in the three months ended March 31, 2023, certain internal controls over financial reporting have been automated, modified or implemented to address the changes in the control environment and processes associated with the ERP system.

There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, as part of our initiative to migrate technology to the cloud, we completed deployment of certain modules in our new ERP system to support certain aspects of financial reporting, budgeting and forecasting, procure to pay processes and human resources management. As a result of the ERP system implementation, in the three months ended March 31, 2023, certain internal controls over financial reporting have been automated, modified or implemented to address the changes in the control environment and processes associated with the ERP system.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES (CONTINUED)
There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 12, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

ITEM 1A.    RISK FACTORS

Part I, Item 1A of our 2022 Form 10-K for the year ended December 31, 2022 includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes to those risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides a breakdown of our equity security repurchases during the first quarter of 2023.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of the publicly announced plan or program	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the publicly announced plan or program (In thousands)
Common Stock
January 1 – January 31, 2023	1,259,972	$16.64	1,259,972	$1,144,408
February 1 – February 28, 2023	1,668,208	$18.88	1,668,208	$1,112,915
March 1 – March 31, 2023	2,807,468	$16.94	2,807,468	$1,065,353
Total	5,735,648	$17.44	5,735,648	$1,065,353

In November 2021, Hertz Global's Board of Directors approved the 2021 Share Repurchase Program that authorized the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the second quarter of 2022, the 2021 Share Repurchase Program was completed. A total of 97,783,047 shares of Hertz Global common stock were repurchased since the inception of the 2021 Share Repurchase Program for an aggregate purchase price of $2.0 billion.

In June 2022, Hertz Global's Board of Directors approved the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the three months ended March 31, 2023, a total of 5,735,648 shares of Hertz Global's common stock were repurchased under this program at an average share price of $17.44 for an aggregate purchase price of $100 million. As of March 31, 2023, a total of 53,038,657 shares of Hertz Global's common stock have been repurchased since the inception of the 2022 Share Repurchase Program for an aggregate purchase price of $935 million.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)Exhibits:
The attached list of exhibits in the "Exhibit Index" immediately preceding the signature page to this Quarterly Report is filed as part of this Quarterly Report and is incorporated herein by reference in response to this item.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Description
10.1	Hertz Holdings Hertz
Series 2023-1 Supplement, dated as of March 2, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541) as filed March 2, 2023).

10.2	Hertz Holdings Hertz
Series 2023-2 Supplement, dated as of March 2, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541) as filed March 2, 2023).

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

Date:	April 27, 2023	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ ALEXANDRA BROOKS
Alexandra Brooks Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer and Authorized Signatory)