Form 10-Q
period 2023-06-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2023-07-27
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC.				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	The Nasdaq Stock Market LLC
Hertz Global Holdings, Inc.	Warrants to purchase common stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.80 per share, subject to adjustment	HTZWW	The Nasdaq Stock Market LLC
The Hertz Corporation	None		None	None

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	July 20, 2023
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	311,257,441
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
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
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$682	$943
Restricted cash and cash equivalents:
Vehicle	190	180
Non-vehicle	294	295
Total restricted cash and cash equivalents	484	475
Total cash and cash equivalents and restricted cash and cash equivalents	1,166	1,418
Receivables:
Vehicle	132	111
Non-vehicle, net of allowance of $39 and $45, respectively	1,160	863
Total receivables, net	1,292	974
Prepaid expenses and other assets	1,031	1,155
Revenue earning vehicles:
Vehicles	17,833	14,281
Less: accumulated depreciation	(1,988)	(1,786)
Total revenue earning vehicles, net	15,845	12,495
Property and equipment, net	665	637
Operating lease right-of-use assets	2,169	1,887
Intangible assets, net	2,883	2,887
Goodwill	1,044	1,044
Total assets(1)	$26,095	$22,497
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$358	$79
Non-vehicle	577	578
Total accounts payable	935	657
Accrued liabilities	971	911
Accrued taxes, net	229	170
Debt:
Vehicle	13,100	10,886
Non-vehicle	3,470	2,977
Total debt	16,570	13,863
Public Warrants	835	617
Operating lease liabilities	2,072	1,802
Self-insured liabilities	451	472
Deferred income taxes, net	1,193	1,360
Total liabilities(1)	23,256	19,852
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 479,126,125 and 478,914,062 shares issued, respectively, and 311,692,986 and 323,483,178 shares outstanding, respectively	5	5
Treasury stock, at cost, 167,433,139 and 155,430,884 common shares, respectively	(3,338)	(3,136)
Additional paid-in capital	6,369	6,326
Retained earnings (Accumulated deficit)	79	(256)
Accumulated other comprehensive income (loss)	(276)	(294)
Total stockholders' equity	2,839	2,645
Total liabilities and stockholders' equity	$26,095	$22,497
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of June 30, 2023 and December 31, 2022 include total assets of variable interest entities (“VIEs”) of $1.9 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of June 30, 2023 and December 31, 2022 include total liabilities of VIEs of $1.9 billion and $1.3 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$2,437	$2,344	$4,484	$4,154
Expenses:
Direct vehicle and operating	1,347	1,199	2,568	2,252
Depreciation of revenue earning vehicles and lease charges, net	329	106	710	47
Non-vehicle depreciation and amortization	32	36	67	69
Selling, general and administrative	285	257	506	492
Interest expense, net:
Vehicle	132	45	243	50
Non-vehicle	56	41	107	80
Interest expense, net	188	86	350	130
Other (income) expense, net	(2)	2	7	—
(Gain) on sale of non-vehicle capital assets	—	—	(162)	—
Change in fair value of Public Warrants	100	(461)	218	(511)
Total expenses	2,279	1,225	4,264	2,479
Income (loss) before income taxes	158	1,119	220	1,675
Income tax (provision) benefit	(19)	(179)	115	(309)
Net income (loss)	$139	$940	$335	$1,366

Weighted-average common shares outstanding:
Basic	314	398	318	415
Diluted	315	424	319	443
Earnings (loss) per common share:
Basic	$0.44	$2.36	$1.06	$3.29
Diluted	$0.44	$1.13	$1.05	$1.93

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$139	$940	$335	$1,366
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(59)	18	(66)
Total other comprehensive income (loss)	4	(59)	18	(66)
Total comprehensive income (loss)	$143	$881	$353	$1,300
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2021	—	$—	450	$5	$6,209	$(2,315)	$(214)	27	$(708)	$2,977
Net income (loss)	—	—	—	—	—	426	—	—	—	426
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	—	—	(7)
Net settlement on vesting of restricted stock	—	—	—	—	(4)	—	—	—	—	(4)
Stock-based compensation charges	—	—	—	—	28	—	—	—	—	28
Public Warrant exercises	—	—	—	—	4	—	—	—	—	4
Shares repurchases	—	—	(35)	—	—	—	—	35	(722)	(722)
March 31, 2022	—	—	415	5	6,237	(1,889)	(221)	62	(1,430)	2,702
Net income (loss)	—	—	—	—	—	940	—	—	—	940
Other comprehensive income (loss)	—	—	—	—	—	—	(59)	—	—	(59)
Stock-based compensation charges	—	—	—	—	36	—	—	—	—	36
Public Warrants exercises	—	—	—	—	1	—	—	—	—	1
Shares repurchases	—	—	(47)	—	—	—	—	47	(891)	(891)
June 30, 2022	—	$—	368	$5	$6,274	$(949)	$(280)	109	$(2,321)	$2,729

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2022	—	$—	323	$5	$6,326	$(256)	$(294)	155	$(3,136)	$2,645
Net income (loss)	—	—	—	—	—	196	—	—	—	196
Other comprehensive income (loss)	—	—	—	—	—	—	14	—	—	14
Net settlement on vesting of restricted stock	—	—	—	—	(1)	—	—	—	—	(1)
Stock-based compensation charges	—	—	—	—	21	—	—	—	—	21
Share repurchases(1)(2)	—	—	(5)	—	—	—	—	6	(101)	(101)
March 31, 2023	—	—	318	5	6,346	(60)	(280)	161	(3,237)	2,774
Net income (loss)	—	—	—	—	—	139	—	—	—	139
Other comprehensive income (loss)	—	—	—	—	—	—	4	—	—	4
Stock-based compensation charges	—	—	—	—	22	—	—	—	—	22
Public Warrant exercises(2)	—	—	—	—	1	—	—	—	—	1
Share repurchases(2)	—	—	(6)	—	—	—	—	6	(101)	(101)
June 30, 2023	—	$—	312	$5	$6,369	$79	$(276)	167	$(3,338)	$2,839
(1)    The amounts presented herein may be rounded to agree to amounts in the unaudited condensed consolidated balance sheet.
(2)    Also see Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$335	$1,366
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	884	145
Depreciation and amortization, non-vehicle	67	69
Amortization of deferred financing costs and debt discount (premium)	29	25
Stock-based compensation charges	43	64
Provision for receivables allowance	40	23
Deferred income taxes, net	(163)	249
(Gain) loss on sale of non-vehicle capital assets	(165)	(3)
Change in fair value of Public Warrants	218	(511)
Changes in financial instruments	106	(65)
Other	5	—
Changes in assets and liabilities:
Non-vehicle receivables	(334)	(200)
Prepaid expenses and other assets	(98)	(87)
Operating lease right-of-use assets	165	79
Non-vehicle accounts payable	6	(32)
Accrued liabilities	68	233
Accrued taxes, net	56	52
Operating lease liabilities	(178)	(93)
Self-insured liabilities	(25)	15
Net cash provided by (used in) operating activities	1,059	1,329
Cash flows from investing activities:
Revenue earning vehicles expenditures	(6,543)	(6,089)
Proceeds from disposal of revenue earning vehicles	2,766	2,887
Non-vehicle capital asset expenditures	(123)	(59)
Proceeds from non-vehicle capital assets disposed of	176	6
Collateral returned in exchange for letters of credit	—	19
Return of (investment in) equity investments	(1)	(15)
Net cash provided by (used in) investing activities	(3,725)	(3,251)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	4,021	7,379
Repayments of vehicle debt	(1,872)	(4,824)
Proceeds from issuance of non-vehicle debt	1,250	—
Repayments of non-vehicle debt	(759)	(10)
Payment of financing costs	(17)	(38)
Proceeds from exercises of Public Warrants	—	3
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2023	2022
Share repurchases	(222)	(1,647)
Other	—	(4)
Net cash provided by (used in) financing activities	2,401	859
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	13	(25)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(252)	(1,088)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,418	2,651
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,166	$1,563

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$207	$92
Non-vehicle	117	74
Income taxes, net of refunds	10	37
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$336	$128
Sales of revenue earning vehicles included in vehicle receivables	110	81
Purchases of non-vehicle capital assets included in accounts payable	19	21
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	25	6
Public Warrant exercises	—	3
Accrual for purchases of treasury shares	2	20

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$681	$943
Restricted cash and cash equivalents:
Vehicle	190	180
Non-vehicle	294	295
Total restricted cash and cash equivalents	484	475
Total cash and cash equivalents and restricted cash and cash equivalents	1,165	1,418
Receivables:
Vehicle	132	111
Non-vehicle, net of allowance of $39 and $45, respectively	1,160	863
Total receivables, net	1,292	974
Prepaid expenses and other assets	1,031	1,154
Revenue earning vehicles:
Vehicles	17,833	14,281
Less: accumulated depreciation	(1,988)	(1,786)
Total revenue earning vehicles, net	15,845	12,495
Property and equipment, net	665	637
Operating lease right-of-use assets	2,169	1,887
Intangible assets, net	2,883	2,887
Goodwill	1,044	1,044
Total assets(1)	$26,094	$22,496
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$358	$79
Non-vehicle	577	578
Total accounts payable	935	657
Accrued liabilities	969	890
Accrued taxes, net	227	170
Debt:
Vehicle	13,100	10,886
Non-vehicle	3,470	2,977
Total debt	16,570	13,863
Operating lease liabilities	2,072	1,802
Self-insured liabilities	451	472
Deferred income taxes, net	1,196	1,363
Total liabilities(1)	22,420	19,217
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,667	4,844
Retained earnings (Accumulated deficit)	(717)	(1,271)
Accumulated other comprehensive income (loss)	(276)	(294)
Total stockholder's equity	3,674	3,279
Total liabilities and stockholder's equity	$26,094	$22,496
(1)    The Hertz Corporation's consolidated total assets as of June 30, 2023 and December 31, 2022 include total assets of VIEs of $1.9 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of June 30, 2023 and December 31, 2022 include total liabilities of VIEs of $1.9 billion and $1.3 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$2,437	$2,344	$4,484	$4,154
Expenses:
Direct vehicle and operating	1,347	1,199	2,568	2,252
Depreciation of revenue earning vehicles and lease charges, net	329	106	710	47
Non-vehicle depreciation and amortization	32	36	67	69
Selling, general and administrative	285	257	506	492
Interest expense, net:
Vehicle	132	45	243	50
Non-vehicle	56	41	107	80
Interest expense, net	188	86	350	130
Other (income) expense, net	(2)	2	7	—
(Gain) on sale of non-vehicle capital assets	—	—	(162)	—
Total expenses	2,179	1,686	4,046	2,990
Income (loss) before income taxes	258	658	438	1,164
Income tax (provision) benefit	(18)	(178)	116	(308)
Net income (loss)	$240	$480	$554	$856

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$240	$480	$554	$856
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(59)	18	(66)
Total other comprehensive income (loss)	4	(59)	18	(66)
Total comprehensive income (loss)	$244	$421	$572	$790

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2021	100	$—	$7,190	$(2,626)	$(214)	$4,350
Net income (loss)	—	—	—	376	—	376
Other comprehensive income (loss)	—	—	—	—	(7)	(7)
Stock-based compensation charges	—	—	28	—	—	28
Dividends paid to Hertz Holdings	—	—	(767)	—	—	(767)
March 31, 2022	100	—	6,451	(2,250)	(221)	3,980
Net income (loss)	—	—	—	480	—	480
Other comprehensive income (loss)	—	—	—	—	(59)	(59)
Stock-based compensation charges	—	—	36	—	—	36
Dividends paid to Hertz Holdings	—	—	(881)	—	—	(881)
June 30, 2022	100	$—	$5,606	$(1,770)	$(280)	$3,556

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2022	100	$—	$4,844	$(1,271)	$(294)	$3,279
Net income (loss)	—	—	—	314	—	314
Other comprehensive income (loss)	—	—	—	—	14	14
Stock-based compensation charges	—	—	21	—	—	21
Dividends paid to Hertz Holdings(1)	—	—	(118)	—	—	(118)
March 31, 2023	100	—	4,747	(957)	(280)	3,510
Net income (loss)	—	—	—	240	—	240
Other comprehensive income (loss)	—	—	—	—	4	4
Stock-based compensation charges	—	—	22	—	—	22
Dividends paid to Hertz Holdings(1)	—	—	(102)	—	—	(102)
June 30, 2023	100	$—	$4,667	$(717)	$(276)	$3,674
(1)    See "Share Repurchase Programs for Common Stock" in Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$554	$856
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	884	145
Depreciation and amortization, non-vehicle	67	69
Amortization of deferred financing costs and debt discount (premium)	29	25
Stock-based compensation charges	43	64
Provision for receivables allowance	40	23
Deferred income taxes, net	(163)	249
(Gain) loss on sale of non-vehicle capital assets	(165)	(3)
Changes in financial instruments	106	(65)
Other	4	—
Changes in assets and liabilities:
Non-vehicle receivables	(334)	(200)
Prepaid expenses and other assets	(98)	(87)
Operating lease right-of-use assets	165	79
Non-vehicle accounts payable	6	(32)
Accrued liabilities	68	233
Accrued taxes, net	54	52
Operating lease liabilities	(178)	(93)
Self-insured liabilities	(25)	15
Net cash provided by (used in) operating activities	1,057	1,330
Cash flows from investing activities:
Revenue earning vehicles expenditures	(6,543)	(6,089)
Proceeds from disposal of revenue earning vehicles	2,766	2,887
Non-vehicle capital asset expenditures	(123)	(59)
Proceeds from non-vehicle capital assets disposed of	176	6
Collateral returned in exchange for letters of credit	—	19
Return of (investment in) equity investments	(1)	(15)
Net cash provided by (used in) investing activities	(3,725)	(3,251)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	4,021	7,379
Repayments of vehicle debt	(1,872)	(4,824)
Proceeds from issuance of non-vehicle debt	1,250	—
Repayments of non-vehicle debt	(759)	(10)
Payment of financing costs	(17)	(38)
Dividends paid to Hertz Holdings	(220)	(1,648)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2023	2022
Other	(1)	—
Net cash provided by (used in) financing activities	2,402	859
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	13	(25)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(253)	(1,087)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,418	2,650
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,165	$1,563

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$207	$92
Non-vehicle	117	74
Income taxes, net of refunds	10	37
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$336	$128
Sales of revenue earning vehicles included in vehicle receivables	110	81
Purchases of non-vehicle capital assets included in accounts payable	19	21
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	25	6

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

Note 2—Basis of Presentation

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2023 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes and, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 3—Divestitures

Sales of Non-vehicle Capital Assets

In 2019, the Company substantially completed the sale of certain non-vehicle capital assets constituting real property, in an eminent domain proceeding, in its Americas RAC segment. In February 2023, the Company received additional cash from the sale upon final resolution of the eminent domain proceeding and recognized an additional $29 million pre-tax gain on the sale, which is included in (gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2023.

In March 2023, the Company sold and leased back its Los Angeles, California airport location in its Americas RAC segment. The transaction qualified for sale-leaseback accounting. The Company recognized a pre-tax gain of $133 million based on the difference in the sale amount of $143 million less $9 million net book value of assets sold and $1 million in selling costs, which is included in (gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2023. The leaseback is classified as an operating lease with a term of 36 months.

Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	June 30, 2023	December 31, 2022
Revenue earning vehicles	$17,195	$13,654
Less accumulated depreciation	(1,871)	(1,649)
	15,324	12,005
Revenue earning vehicles held for sale, net(1)	521	490
Revenue earning vehicles, net	$15,845	$12,495
(1)    Represents the carrying amount of vehicles currently placed on the Company's retail lots for sale or actively in the process of being sold through other disposition channels.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Depreciation of revenue earning vehicles	$432	$432	$854	$754
(Gain) loss on disposal of revenue earning vehicles	(110)	(331)	(156)	(718)
Rents paid for vehicles leased	7	5	12	11
Depreciation of revenue earning vehicles and lease charges, net	$329	$106	$710	$47

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 5—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of June 30, 2023 and December 31, 2022:

Facility	Weighted-Average Interest Rate as of June 30, 2023	Fixed or Floating Interest Rate	Maturity	June 30, 2023	December 31, 2022
Non-Vehicle Debt
Term B Loan	8.41%	Floating	6/2028	$1,274	$1,281
Term C Loan	8.41%	Floating	6/2028	245	245
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
First Lien RCF	8.09%	Floating	6/2026	500	—
Other Non-Vehicle Debt(1)	5.87%	Fixed	Various	4	9
Unamortized Debt Issuance Costs and Net (Discount) Premium				(53)	(58)
Total Non-Vehicle Debt				3,470	2,977
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(2)	6.72%	Floating	6/2025	3,263	2,363
HVF III Series 2021-A Class B(2)	9.44%	Fixed	8/2025	188	188
				3,451	2,551
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(2)	1.66%	Fixed	12/2024	2,000	2,000
HVF III Series 2021-2(2)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(2)	2.44%	Fixed	6/2025	750	750
HVF III Series 2022-2(2)	2.42%	Fixed	6/2027	652	652
HVF III Series 2022-3(2)	3.89%	Fixed	3/2024	383	383
HVF III Series 2022-4(2)	4.22%	Fixed	9/2025	667	667
HVF III Series 2022-5(2)	4.03%	Fixed	9/2027	317	317
HVF III Series 2023-1(2)	5.91%	Fixed	6/2026	460	—
HVF III Series 2023-2(2)	6.30%	Fixed	9/2028	300	—
				7,529	6,769
Vehicle Debt - Other
Repurchase Facility	6.94%	Fixed	7/2023	115	86
European ABS(2)	5.15%	Floating	11/2024	1,200	811
Hertz Canadian Securitization(2)	6.67%	Floating	6/2025	381	283
Australian Securitization(2)	5.77%	Floating	6/2025	139	168
New Zealand RCF	8.41%	Floating	6/2024	36	54
U.K. Financing Facility	7.10%	Floating	7/2023-5/2027	190	101
U.K. Toyota Financing Facility	7.25%	Floating	7/2023-2/2024	36	49

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of June 30, 2023	Fixed or Floating Interest Rate	Maturity	June 30, 2023	December 31, 2022
Other Vehicle Debt	3.73%	Floating	7/2023-5/2027	80	76
				2,177	1,628
Unamortized Debt Issuance Costs and Net (Discount) Premium				(57)	(62)
Total Vehicle Debt				13,100	10,886
Total Debt				$16,570	$13,863
(1)    Other non-vehicle debt is primarily comprised of $1 million and $6 million in finance lease obligations as of June 30, 2023 and December 31, 2022, respectively.
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

In May 2023, Hertz amended the First Lien Credit Agreement to change the benchmark interest rate on the Term B Loan and the Term C Loan from USD LIBOR to the Secured Overnight Financing Rate ("SOFR") in connection with the cessation of USD LIBOR.

Vehicle Debt

HVF III U.S. ABS Program

HVF III Series 2021-A Notes: In June 2023, Hertz Vehicle Financing III LLC ("HVF III"), a wholly-owned, special-purpose and bankruptcy-remote subsidiary of Hertz, increased the commitments for the Series 2021-A Notes, increasing the maximum principal amount that may be outstanding from $3.9 billion to $4.1 billion. Additionally, the maturity dates of the Series 2021-A Class A Notes and Class B Notes were extended to June 2025 and August 2025, respectively.

HVF III Series 2023-1 Notes: In March 2023, HVF III issued the Series 2023-1 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $500 million. At the time of issuance, Hertz, an affiliate of HVF III, purchased the Class D Notes in an aggregate principal amount of $40 million, and accordingly, the related principal amount is eliminated in consolidation as of June 30, 2023.

HVF III Series 2023-2 Notes: In March 2023, HVF III issued the Series 2023-2 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $300 million.

There is subordination within each of the preceding series based on class.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Vehicle Debt-Other

Repurchase Facilities

Beginning in 2022, Hertz entered into and in the future may enter into repurchase agreements related to retained HVF III Series Notes (the "Repurchase Facilities"), whereby Hertz can sell and repurchase at a pre-determined price any of the retained HVF III Series Notes. Transactions occurring under the Repurchase Facilities are based on mutually agreeable terms and prevailing rates. As of June 30, 2023, transactions totaling $115 million were outstanding under Repurchase Facilities.

Hertz Canadian Securitization

In June 2023, TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, amended the Hertz Canadian Securitization to provide for aggregate maximum borrowings of CAD$475 million and extended the maturity date to June 2025. Additionally, the Hertz Canadian Securitization was amended to provide for aggregate maximum borrowings of CAD$575 million for a seasonal commitment period through November 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to CAD$475 million.

Australian Securitization

In June 2023, HA Fleet Pty Limited, an indirect wholly-owned subsidiary of Hertz, amended the Australian Securitization to provide for aggregate maximum borrowings of AUD$340 million and extended the maturity date to June 2025.

New Zealand RCF

In March 2023, Hertz New Zealand Holding Limited, an indirect, wholly-owned subsidiary of Hertz, amended its credit agreement to extend its seasonal commitment period and provide for aggregate maximum borrowings of NZD$80 million with step downs in committed capacity through May 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings reverted to NZD$60 million.

U.K. Financing Facility

In June 2023, Hertz U.K. Limited amended the U.K. Financing Facility to provide for aggregate maximum borrowings of £135 million and extended the maturity date to November 2024. Additionally, the U.K. Financing Facility was amended to provide for aggregate maximum borrowings of £155 million for a seasonal commitment period through October 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to £135 million.

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

The following facilities were available to the Company as of June 30, 2023 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$745	$745
Total Non-Vehicle Debt	745	745
Vehicle Debt
HVF III Series 2021-A	612	—
European ABS	—	—
Hertz Canadian Securitization	53	—
Australian Securitization	85	—
New Zealand RCF	—	—
U.K. Financing Facility	6	—
U.K. Toyota Financing Facility	17	—
Total Vehicle Debt	773	—
Total	$1,518	$745

Letters of Credit

As of June 30, 2023, there were outstanding standby letters of credit totaling $1.0 billion comprised primarily of $245 million issued under the term loan "C" facility (the "Term C Loan") and $755 million issued under the First Lien RCF. As of June 30, 2023, no capacity remains to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization facilities and to support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of June 30, 2023, none of the issued letters of credit were drawn.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of June 30, 2023 and December 31, 2022, IFF No. 2 had total assets of $1.9 billion and $1.3 billion, respectively, comprised primarily of intercompany receivables, and total liabilities of $1.9 billion and $1.3 billion, respectively, comprised primarily of debt.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Covenant Compliance

The First Lien RCF credit agreement (the "First Lien Credit Agreement") requires Hertz to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. As of June 30, 2023, Hertz was in compliance with the First Lien Ratio.

In addition to the financial covenant, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interests for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, restrictions on the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of June 30, 2023, the Company was in compliance with all covenants in the First Lien Credit Agreement.

Note 6—Leases

The Company enters into certain agreements as a lessor under which it rents vehicles and leases fleets to customers. The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Operating lease income from vehicle rentals	$2,214	$2,226	$4,073	$3,947
Variable operating lease income	165	57	297	101
Revenue accounted for under Topic 842	2,379	2,283	4,370	4,048
Revenue accounted for under Topic 606	58	61	114	106
Total revenues	$2,437	$2,344	$4,484	$4,154

Note 7—Income Tax (Provision) Benefit

Hertz Global

For the three months ended June 30, 2023, Hertz Global recorded a tax provision of $19 million, which resulted in an effective tax rate of 12%. For the three months ended June 30, 2022, Hertz Global recorded a tax provision of $179 million, which resulted in an effective tax rate of 16%.

The change in tax in the three months ended June 30, 2023 compared to 2022 is driven by lower pre-tax income and benefits from electric vehicle credits, offset by the non-deductibility of the change in the fair value of warrants.

For the first half of 2023, Hertz Global recorded a tax benefit of $115 million, which resulted in an effective tax rate of (52%). For the first half of 2022, Hertz Global recorded a tax provision of $309 million, which resulted in an effective tax rate of 18%.

The change in tax in the first half of 2023 compared to 2022 is driven by lower pre-tax income, recognition of uncertain tax benefits related to our tax restructuring of European operations and benefits from electric vehicle credits, offset by the non-deductibility of the change in the fair value of warrants.

As previously disclosed, Hertz Global filed a request for a pre-filing agreement with the Internal Revenue Service ("IRS") in December 2021 to determine whether the loss related to our tax restructuring of European operations qualified as an ordinary loss. On February 9, 2023, Hertz Global and the IRS agreed to the character and amount of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
the loss. This resulted in an additional $163 million of ordinary loss recognized in the six months ended June 30, 2023.

On August 16, 2022, the Inflation Reduction Act ("IRA") of 2022 was enacted into law. It includes a 15% corporate alternative minimum tax and a 1% excise tax on corporate stock buybacks, both of which are effective after December 31, 2022. Hertz Global does not currently anticipate a material impact to its results of operations, cash flows or financial position related to these provisions. The IRA also included income tax incentives associated with electric vehicles placed in service after December 31, 2022. An estimate of these credits has been included in the tax calculation for the three and six months ended June 30, 2023.

Hertz

For the three months ended June 30, 2023, Hertz recorded a tax provision of $18 million, which resulted in an effective tax rate of 7%. For the three months ended June 30, 2022, Hertz recorded a tax provision of $178 million, which resulted in an effective tax rate of 27%.

The change in tax in the three months ended June 30, 2023 compared to 2022 is driven by lower pre-tax income and benefits from electric vehicle credits.

For the first half of 2023, Hertz recorded a tax benefit of $116 million, which resulted in an effective tax rate of (26%). For the first half of 2022, Hertz recorded a tax provision of $308 million, which resulted in an effective tax rate of 26%.

The change in tax in the first half of 2023 compared to 2022 is driven by lower pre-tax income, recognition of uncertain tax benefits related to our tax restructuring of European operations and benefits from electric vehicle credits.

As previously disclosed, Hertz filed a request for a pre-filing agreement with the IRS in December 2021 to determine whether the loss related to our tax restructuring of European operations qualified as an ordinary loss. On February 9, 2023, Hertz and the IRS agreed to the character and amount of the loss. This resulted in an additional $163 million of ordinary loss.

On August 16, 2022, the IRA of 2022 was enacted into law. It includes a 15% corporate alternative minimum tax and a 1% excise tax on corporate stock buybacks, both of which are effective after December 31, 2022. Hertz does not currently anticipate a material impact to its results of operations, cash flows or financial position related to these provisions. The IRA also included income tax incentives associated with electric vehicles placed in service after December 31, 2022. An estimate of these credits has been included in the tax calculation for the three and six months ended June 30, 2023.

Note 8—Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

During the three and six months ended June 30, 2023, 6,207 and 34,104 Public Warrants were exercised, of which 4,848 and 24,292 were cashless exercises and 1,359 and 9,812 were exercised for $13.80 per share, respectively. As of June 30, 2023, a cumulative 6,320,343 Public Warrants have been exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. See Note 11, "Fair Value Measurements."

Share Repurchase Programs for Common Stock

In November 2021, Hertz Global's independent Audit Committee recommended, and its Board of Directors approved, a share repurchase program (the "2021 Share Repurchase Program") that authorized the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the second quarter of 2022,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
the Company completed the 2021 Share Repurchase Program. A total of 97,783,047 shares of Hertz Global common stock were repurchased since the inception of the 2021 Share Repurchase Program for an aggregate purchase price of $2.0 billion.

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board of Directors approved, a new share repurchase program (the "2022 Share Repurchase Program") that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the three and six months ended June 30, 2023, a total of 6,266,607 and 12,002,255 shares of Hertz Global's common stock were repurchased under the 2022 Share Repurchase Program at an average share price of $15.96 and $16.67 for an aggregate purchase price of $100 million and $200 million, excluding applicable excise tax, respectively. As of June 30, 2023, a total of 59,305,264 shares of Hertz Global's common stock have been repurchased since the inception of the 2022 Share Repurchase Program for an aggregate purchase price of $1.0 billion, excluding applicable excise tax.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022.

Between July 1, 2023 and July 20, 2023, a total of 553,310 shares of Hertz Global's common stock were repurchased at an average share price of $18.68 for an aggregate purchase price of $10 million, excluding applicable excise tax.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)(1)	2023	2022	2023	2022
Numerator:
Net income (loss) available to Hertz Global common stockholders, basic	$139	$940	$335	$1,366
Change in fair value of Public Warrants	—	(461)	—	(511)
Net income (loss) available to Hertz Global common stockholders, diluted	$139	$479	$335	$856
Denominator:
Basic weighted-average common shares outstanding	314	398	318	415
Dilutive effect of stock options, RSUs and PSUs	1	1	1	1
Dilutive effect of Public Warrants	—	25	—	27
Diluted weighted-average shares outstanding	315	424	319	443
Antidilutive Public Warrants	13	—	15	—
Antidilutive stock options, RSUs and PSUs	6	7	6	6
Total antidilutive	19	7	21	6
Earnings (loss) per common share:
Basic	$0.44	$2.36	$1.06	$3.29
Diluted	$0.44	$1.13	$1.05	$1.93
(1)    The table above is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands, and as a result, may not agree to the amounts shown in the table when calculated in millions.

Note 9—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz. In 2021, Hertz Global's Board of Directors approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of June 30, 2023, 53,146,475 shares of the Company's common stock are authorized and remain available for future grants under the 2021 Omnibus Plan, which reflects an automatic annual share increase as prescribed by the 2021 Omnibus Plan. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

A summary of the total compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Compensation expense	$22	$36	$43	$63
Income tax benefit	(3)	(3)	(8)	(4)
Compensation expense, net	$19	$33	$35	$59

As of June 30, 2023, there was $206 million of total unrecognized compensation cost expected to be recognized over the remaining 2.2 years, on a weighted average basis, of the requisite service period that began on the grant dates.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Stock Options and Stock Appreciation Rights

A summary of stock option activity for the first half of 2023 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	3,144,983	$26.17	8.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(468,259)	26.17	—	—
Outstanding as of June 30, 2023	2,676,724	26.17	7.8	—
Exercisable as of June 30, 2023	(1,214,920)	26.17	7.1	—
Non-vested as of June 30, 2023	1,461,804

Performance Stock Awards ("PSAs"), Performance Stock Units ("PSUs") and Performance Units ("PUs")

A summary of the PSU activity for the first half of 2023 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	9,292,749	$17.62	$143
Granted(1)	524,861	17.31	—
Vested	—	—	—
Forfeited or Expired	(83,356)	18.52	—
Outstanding as of June 30, 2023	9,734,254	17.59	179
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

As of June 30, 2023, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity for the first half of 2023 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	3,412,763	$20.82	$53
Granted	2,188,528	17.37	—
Vested	(257,969)	20.72	—
Forfeited or Expired	(287,054)	20.74	—
Outstanding as of June 30, 2023	5,056,268	19.34	93

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Additional information pertaining to RSU activity is as follows:

	Six Months Ended June 30,
	2023	2022
Total fair value of awards that vested (in millions)	$5	$15
Weighted-average grant-date fair value of awards granted	$17.37	$20.60

RSU grants issued in 2023 vest ratably over a period of three to four years.

Deferred Stock Units

As of June 30, 2023, there were approximately 84,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

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

None of the Company's financial instruments have been designated as hedging instruments as of June 30, 2023 and December 31, 2022. The Company classifies cash flows from the financial instruments according to the classification of the cash flows of the economic hedged item(s).

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
(In millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Interest rate instruments(2)	$30	$140	$—	$—
Foreign currency forward contracts	2	1	7	2
Total	$32	$141	$7	$2
(1)    All asset derivatives are recorded in prepaid expenses and other assets and all liability derivatives are recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.
(2)    The activity in 2023 is primarily due to net cash received on monthly settlements, including the sale of interest rate caps disclosed below.

The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2023	2022	2023	2022
Interest rate instruments	Vehicle interest expense, net	$7	$21	$11	$65
Foreign currency forward contracts	Selling, general and administrative expense(1)	(5)	—	(10)	(1)
Total		$2	$21	$1	$64
(1)    For the three and six months ended June 30, 2022, all gains (losses) on foreign currency forward contracts were recorded in other (income) expense, net.

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

	June 30, 2023		December 31, 2022
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt	$3,523	$3,300	$3,035	$2,685
Vehicle Debt	13,157	12,568	10,948	10,304
Total	$16,680	$15,868	$13,983	$12,989

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's cash equivalents, restricted cash equivalents and Public Warrants that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	June 30, 2023				December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$434	$—	$—	$434	$443	$—	$—	$443
Liabilities:
Public Warrants	$835	$—	$—	$835	$617	$—	$—	$617

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

Public Warrants

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price, a Level 1 input of the fair value hierarchy. For the three and six months ended June 30, 2023, the fair value adjustment was a loss of $100 million and $218 million, respectively. For the three and six months ended June 30, 2022, the fair value adjustments were gains of $461 million and $511 million, respectively. These amounts are recorded in change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statement of operations for Hertz Global for the three and six months ended June 30, 2023 and 2022.

Financial Instruments

The fair value of the Company's financial instruments as of June 30, 2023 and December 31, 2022 are disclosed in Note 10, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 12—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of June 30, 2023 and December 31, 2022, the Company's liability recorded for self-insured liabilities was $451 million and $472 million, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the three and six months ended June 30, 2023 or the period after June 30, 2023, but before the filing of this Quarterly Report.

Make-Whole and Post-Petition Interest Claims - On July 1, 2021, Wells Fargo Bank, N.A., in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes"), and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Unsecured Notes”), filed a complaint (the “Complaint”) against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this summary as “Defendants”). The filing of the Complaint initiated the adversary proceeding captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et al. in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 21-50995 (MFW). The Complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that they assert total approximately $272 million or, in the alternative, are entitled to payment of post-petition interest at a contractual rate that they assert totals approximately $125 million. The Complaint also asserts the right to pre-judgment interest from July 1, 2021, to the date of any judgment. On December 22, 2021, the Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 and 2024 Notes and (ii) post-petition interest at the contract rate. On November 9, 2022, the Bankruptcy Court ruled that the make-whole premium is the same as unmatured interest and is disallowed under the U.S. Bankruptcy Code, granting summary judgment in the Defendants’ favor. The Bankruptcy Court certified the matter directly to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) and, on January 25, 2023, the Third Circuit accepted Wells Fargo’s appeal. Oral argument is scheduled for October 25, 2023. The Defendants intend to continue to vigorously defend against these claims. The Company cannot predict the ultimate outcome or timing of this litigation.

Claims Related to Alleged False Arrests - A group of claims involving allegations that the police detained or arrested individuals in error after the Company reported rental cars as stolen were previously advanced against the Company. These claims first arose from actions allegedly taken by the Company prior to its emergence from bankruptcy reorganization; some claims allege post-emergence behavior by the Company. These claims have been the subject of press coverage and the Company has received government inquiries on the matter. The Company has policies to help ensure the proper treatment of its customers and to seek to protect itself against the theft of its

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
services or assets, and has taken significant steps to modernize and update those policies. In December 2022, the Company entered into settlement agreements with 364 claimants in full and final resolutions of their claims for an aggregated amount of approximately $168 million (the "Settlement"), all of which amount was paid by the Company during December 2022. The Settlement resolved nearly all of the false arrest-related claims being advanced in the U.S. Bankruptcy Court for the District of Delaware, Adv. Pro. No. 20-11247 (MFW) and state court in Delaware (captioned Flannery, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-07-100 and Okoasia, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-09-531). Also as a result of the Settlements, state court matters pending in Pennsylvania, captioned Lovelace, et al. v. Hertz Global Holdings, Inc., et al., Case No. 220801729, and in Florida, captioned Lizasoain, et al. v. Hertz Global Holdings, Inc., et al., Case No. 2022-015316-CA-1, were dismissed with prejudice. In the small number of claims remaining, the Company continues to vigorously defend itself and believes that the ultimate resolution of such remaining claims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Relatedly, in May 2022, the Company filed a complaint against several of its insurers seeking a determination of its rights under its commercial general liability, and directors and officers liability, insurance policies for these alleged claims in a declaratory judgment action pending in Delaware Superior Court, Hertz Global Holdings, Inc., et al. v. ACE American Insurance Co., et al., C.A. No. N22C-05-130 MMJ (CCLD). On June 30, 2023, Hertz entered into a confidential settlement with ACE American Insurance Company. The case is ongoing against the remaining insurers.

Share Repurchase Program Litigation - On May 11, 2023, Angelo Cascia, a purported stockholder of Hertz Global, filed a putative class and derivative lawsuit in the Delaware Court of Chancery against certain current and former directors of Hertz Global, Knighthead Capital Management, LLC, Certares Opportunities LLC, and CK Amarillo LP. The claims in the complaint relate to the Company’s share repurchase programs approved in November 2021 and June 2022. Among other allegations, the plaintiff claims Board members breached their fiduciary duties in approving these share repurchase programs, and that Knighthead, Certares, and CK Amarillo were unjustly enriched because they gained a majority stake in Hertz Global as a result of share repurchases. Defendants’ motion to dismiss the complaint was filed on July 24, 2023.

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

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in the U.S. District Court for the District of New Jersey against former executives Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court in Florida against former executive Scott Sider on March 28, 2019. The complaints predominantly alleged breach of contract and sought repayment of incentive-based compensation received by the defendants in connection with restatements included in the former Hertz Global Holdings, Inc. ("Old Hertz Holdings") Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The complaints also sought recovery for the costs of an SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014, and other damages resulting from the necessity of the restatements. In October 2019, the Company entered into a confidential settlement agreement with Elyse Douglas, and, on April 14, 2021, the Bankruptcy Court approved a Settlement Agreement between the Company and Scott Sider, closing the Florida action. Additionally, on December 29, 2021, the Company entered into a confidential settlement agreement with Jeff Zimmerman, leaving Mark Frissora as the sole remaining defendant in the New Jersey action. Competing dispositive motions were fully briefed as of October 26, 2022 and on June 26, 2023, the U.S. District Court for the District of New Jersey issued an opinion granting Frissora's motion for summary judgment, and dismissing Hertz's

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
complaint. Hertz is considering its next steps in relation to this matter. Pursuant to the agreements governing the separation of Herc Holdings Inc. from Hertz Global that occurred on June 30, 2016, Herc Holdings Inc. is entitled to 15% of the net proceeds of any repayment or recovery from these cases.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Revenues
Americas RAC	$2,015	$1,973	$3,745	$3,531

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
International RAC	422	371	739	623
Total Hertz Global and Hertz	$2,437	$2,344	$4,484	$4,154
Depreciation of revenue earning vehicles and lease charges, net
Americas RAC	$272	$61	$621	$(32)
International RAC	57	45	89	79
Total Hertz Global and Hertz	$329	$106	$710	$47
Adjusted EBITDA
Americas RAC	$331	$770	$592	$1,411
International RAC	96	92	149	119
Total reportable segments	427	862	741	1,530
Corporate	(80)	(98)	(157)	(152)
Total Hertz Global and Hertz	$347	$764	$584	$1,378

	As of
(In millions)	June 30, 2023	December 31, 2022
Revenue earning vehicles, net
Americas RAC	$13,426	$10,813
International RAC	2,419	1,682
Total Hertz Global and Hertz	$15,845	$12,495
Total assets
Americas RAC	$20,452	$17,645
International RAC	4,386	3,638
Total reportable segments	24,838	21,283
Corporate	1,257	1,214
Total Hertz Global(1)	26,095	22,497
Corporate - Hertz	(1)	(1)
Total Hertz(1)	$26,094	$22,496
(1)    The consolidated total assets of Hertz Global and Hertz as of June 30, 2023 and December 31, 2022 include total assets of VIEs of $1.9 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Adjusted EBITDA:
Americas RAC	$331	$770	$592	$1,411
International RAC	96	92	149	119
Total reportable segments	427	862	741	1,530
Corporate(1)	(80)	(98)	(157)	(152)
Total Hertz Global	347	764	584	1,378
Adjustments:
Non-vehicle depreciation and amortization	(32)	(36)	(67)	(69)
Non-vehicle debt interest, net	(56)	(41)	(107)	(80)
Vehicle debt-related charges(2)	(10)	(9)	(20)	(16)
Restructuring and restructuring related charges(3)	(5)	(15)	(8)	(21)
Change in fair value of Public Warrants(4)	(100)	461	(218)	511
Unrealized gains (losses) on financial instruments(5)	2	21	(106)	65
Gain on sale of non-vehicle capital assets(6)	—	—	162	—
Other items(7)	12	(26)	—	(93)
Income (loss) before income taxes	$158	$1,119	$220	$1,675

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Adjusted EBITDA:
Americas RAC	$331	$770	$592	$1,411
International RAC	96	92	149	119
Total reportable segments	427	862	741	1,530
Corporate(1)	(80)	(98)	(157)	(152)
Total Hertz	347	764	584	1,378
Adjustments:
Non-vehicle depreciation and amortization	(32)	(36)	(67)	(69)
Non-vehicle debt interest, net	(56)	(41)	(107)	(80)
Vehicle debt-related charges(2)	(10)	(9)	(20)	(16)
Restructuring and restructuring related charges(3)	(5)	(15)	(8)	(21)
Unrealized gains (losses) on financial instruments(5)	2	21	(106)	65
Gain on sale of non-vehicle capital assets(6)	—	—	162	—
Other items(7)	12	(26)	—	(93)
Income (loss) before income taxes	$258	$658	$438	$1,164
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
(7)Represents miscellaneous items. For the three and six months ended June 30, 2023, primarily includes a loss recovery settlement, partially offset by certain IT related charges. For the three and six months ended June 30, 2022, primarily includes bankruptcy claims, certain professional fees and charges related to the settlement of bankruptcy claims and certain non-cash stock-based compensation charges.

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

This MD&A should be read in conjunction with the MD&A presented in our 2022 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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
•Selling, general and administrative expense ("SG&A"), which includes advertising costs and administrative personnel costs, along with costs for information technology and business transformation programs; and
•Interest expense, net.

Our vehicle rental operations are a seasonal business, with decreased levels of business in the winter months and heightened activity during the spring and summer months ("our peak season") for the majority of countries where we generate our revenues. To accommodate increased demand, we increase our available fleet and staff. As demand declines, fleet and staff are decreased accordingly. We maintain a flexible workforce, with a significant number of part-time and seasonal workers to help manage demand needs. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. Certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, and minimum staffing costs, remain fixed and cannot be adjusted for demand.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended June 30, 2023 Operating Overview

The following charts provide the period-over-period change for several key factors influencing our results for the three and six months ended June 30, 2023 and 2022.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ In millions)	2023	2022		2023	2022
Total revenues	$2,437	$2,344	4%	$4,484	$4,154	8%
Direct vehicle and operating expenses	1,347	1,199	12	2,568	2,252	14
Depreciation of revenue earning vehicles and lease charges, net	329	106	NM	710	47	NM
Non-vehicle depreciation and amortization	32	36	(11)	67	69	(2)
Selling, general and administrative expenses	285	257	11	506	492	3
Interest expense, net:
Vehicle	132	45	NM	243	50	NM
Non-vehicle	56	41	36	107	80	33
Interest expense, net	188	86	NM	350	130	NM
Other (income) expense, net	(2)	2	NM	7	—	NM
(Gain) from the sale of non-vehicle capital assets	—	—	NM	(162)	—	NM
Income (loss) before income taxes	258	658	(61)	438	1,164	(62)
Income tax (provision) benefit	(18)	(178)	(90)	116	(308)	NM
Net income (loss)	$240	$480	(50)	$554	$856	(35)
Adjusted Corporate EBITDA(a)	$347	$764	(55)	$584	$1,378	(58)
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Total revenues increased $94 million in the second quarter of 2023 compared to 2022 due primarily to increased travel demand. Total revenues increased $52 million and $42 million in our International RAC and Americas RAC segments, respectively, due primarily to higher volume.

DOE increased $148 million in the second quarter of 2023 compared to 2022 due primarily to increases of $137 million and $14 million in our Americas RAC and International RAC segments, respectively. DOE in our Americas RAC segment increased due primarily to increased fleet-related costs driven by higher damage costs and increased volume. DOE in our International RAC segment increased due primarily to higher volume driven by increased travel demand.

Depreciation of revenue earning vehicles and lease charges, net increased $223 million in the second quarter of 2023 compared to 2022 of which $211 million is attributed to our Americas RAC segment due primarily to lower per unit gains recognized on vehicle dispositions. Depreciation of revenue earning vehicles and lease charges, net for our International RAC segment increased $12 million due primarily to higher vehicle acquisition costs and fleet levels, partially offset by a higher volume of vehicle dispositions.

SG&A increased $28 million in the second quarter of 2023 compared to 2022 due primarily to increased IT costs, advertising spend and personnel costs in our Americas RAC segment, partially offset by lower personnel costs in our corporate operations resulting primarily from decreased non-cash stock-based compensation costs.

Vehicle interest expense, net increased $87 million in the second quarter of 2023 compared to 2022 due primarily to higher debt levels and higher average interest rates. primarily in our Americas RAC segment, resulting from the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

issuance of the HVF III Series 2023 Notes in the first quarter of 2023 and higher benchmark rates on the HVF III 2021-A Notes.

Non-vehicle interest expense, net increased $15 million in the second quarter of 2023 compared to 2022 due primarily to higher benchmark rates, partially offset by interest income due to higher market rates.

For the three months ended June 30, 2023, we recorded a tax provision of $18 million, which resulted in an effective tax rate of 7%. For the three months ended June 30, 2022, we recorded a tax provision of $178 million, which resulted in an effective tax rate of 27%. The change in tax in the three months ended June 30, 2023 compared to 2022 is driven primarily by lower pre-tax income and benefits from electric vehicle credits.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

Total revenues increased $329 million in the first half of 2023 compared to 2022 due primarily to an increase of $213 million and $116 million in our Americas RAC and International RAC segments, respectively. Revenues for our Americas RAC segment increased due primarily to higher volume. Total revenues in our International RAC segment increased due primarily to higher volume and pricing, offset by an unfavorable $18 million fx impact.

DOE increased $316 million in the first half of 2023 compared to 2022 due primarily to an increase of $273 million and $46 million in our Americas RAC and International RAC segments, respectively. The increase in Americas RAC DOE was due primarily to increased fleet-related costs driven by higher damage costs and increased volume. DOE for International RAC increased due to higher volume driven by increased travel demand and an unfavorable $11 million fx impact.

Depreciation of revenue earning vehicles and lease charges, net increased $663 million in the first half of 2023 compared to 2022 primarily driven by our Americas RAC segment. The increase of $653 million in our Americas RAC segment was due primarily to lower per unit gains recognized on vehicle dispositions, higher fleet levels and lower volume of vehicle dispositions in 2023 , partially offset by longer vehicle holding periods resulting in lower depreciation rates.

SG&A increased $14 million in the first half of 2023 compared to 2022 due primarily to increased personnel and IT costs and advertising spend in our Americas RAC segment, partially offset by lower personnel costs in our corporate operations resulting primarily to decreased non-cash stock-based compensation costs.

Vehicle interest expense, net increased $193 million in the first half of 2023 compared to 2022 due primarily to the realization of $88 million of previously unrealized gains resulting from the unwind of certain interest rate caps in the first quarter of 2023, higher debt levels and higher average interest rates, primarily in our Americas RAC segment, resulting from the issuance of the HVF III Series 2023 Notes in the first quarter of 2023 and higher benchmark rates on the HVF III 2021-A Notes. This was partially offset by a $98 million realized gain on the unwind of certain interest rate caps in the first quarter of 2023.

Non-vehicle interest expense, net increased $27 million in the first half of 2023 compared to 2022 due primarily to higher benchmark rates, partially offset by interest income due to higher market rates.

In the first half of 2023, we recognized a gain of $162 million on the sale of certain non-vehicle capital assets in our Americas RAC segment, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.

For the first half of 2023, we recorded a tax benefit of $116 million, which resulted in an effective tax rate of (26%). For the first half of 2022, we recorded a tax provision of $308 million, which resulted in an effective tax rate of 26%. The change in tax in the first half of 2023 compared to 2022 is driven by lower pre-tax income, recognition of uncertain tax benefits related to our tax restructuring of European operations and benefits from electric vehicle credits.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had a loss of $100 million and $218 million from the change in fair value of Public Warrants that was incremental to Hertz for the second quarter and first half of 2023, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

Hertz Global had income of $461 million and $511 million from the change in fair value of Public Warrants that was incremental to Hertz for the second quarter and first half of 2022, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ In millions, except as noted)	2023	2022		2023	2022
Total revenues	$2,015	$1,973	2%	$3,745	$3,531	6%
Depreciation of revenue earning vehicles and lease charges, net	$272	$61	NM	$621	$(32)	NM
Direct vehicle and operating expenses	$1,139	$1,002	14	$2,178	$1,905	14
Direct vehicle and operating expenses as a percentage of total revenues	57%	51%		58%	54%
Non-vehicle depreciation and amortization	$27	$30	(9)	$55	$56	(2)
Selling, general and administrative expenses	$148	$99	50	$253	$185	37
Selling, general and administrative expenses as a percentage of total revenues	7%	5%		7%	5%
Vehicle interest expense	$113	$35	NM	$206	$37	NM
Adjusted EBITDA	$331	$770	(57)	$592	$1,411	(58)
Transaction Days (in thousands)(b)	32,469	29,160	11	60,348	54,739	10
Average Vehicles (in whole units)(f)	457,405	422,113	8	435,194	409,867	6
Average Rentable Vehicles (in whole units)(c)	431,921	399,588	8	412,717	386,363	7
Vehicle Utilization(c)	83%	80%		81%	78%
Total RPD (in whole dollars)(d)	$62.03	$67.52	(8)	$62.03	$64.39	(4)
Total RPU Per Month (in whole dollars)(e)	$1,554	$1,643	(5)	$1,512	$1,520	(1)
Depreciation Per Unit Per Month (in whole dollars)(f)	$198	$49	NM	$238	$(13)	NM
Percentage of program vehicles as of period end	1%	1%		1%	1%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Total Americas RAC revenues increased $42 million in the second quarter of 2023 compared to 2022 due primarily to higher volume. The increase in Transaction Days was driven by volume increases across most leisure categories and ride sharing due to increased travel demand. The decrease in Total RPD was driven primarily by the significant surge in travel demand and tighter fleet levels during the second quarter of 2022. Airport revenues comprised 69% of total revenues for the segment in the second quarter of 2023 compared to 72% the second quarter of 2022. Americas RAC revenues were impacted by an unfavorable $4 million fx impact.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $211 million in the second quarter of 2023 compared to 2022 due primarily to lower per unit gains recognized on vehicle dispositions. Average Vehicles increased in the second quarter of 2023 compared to 2022 due to travel demand.

DOE for Americas RAC increased $137 million in the second quarter of 2023 compared to 2022 due primarily to increased fleet-related costs driven by higher damage costs and increased volume.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A for Americas RAC increased $49 million in the second quarter of 2023 compared to 2022 due primarily to increased IT costs, advertising spend and personnel costs.

Vehicle interest expense for Americas RAC increased $78 million in the second quarter of 2023 compared to 2022 due primarily to higher debt levels and higher average interest rates resulting from the issuance of the HVF III Series 2023 Notes and higher benchmark rates on the HVF III 2021-A Notes.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

Total Americas RAC revenues increased $213 million in the first half of 2023 compared to 2022 due primarily to higher volume. The increase in Transaction Days was driven primarily by volume increases in most leisure and business categories as travel demand increased. The decrease in Total RPD was driven primarily by the significant surge in travel demand during the second quarter of 2022 and tighter fleet levels in 2022. Airport revenues comprised 69% of total revenues for the segment in the first half of 2023 as compared to 72% in the first half of 2022. Americas RAC revenues were impacted by an unfavorable $7 million fx impact.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $653 million in the first half of 2023 compared to 2022 due primarily to lower per unit gains recognized on vehicle dispositions, higher fleet levels and lower volume of vehicle dispositions in 2023, partially offset by longer vehicle holding periods resulting in lower depreciation rates. Average Vehicles increased due to travel demand.

DOE for Americas RAC increased $273 million in the first half of 2023 compared to 2022 due primarily to increased fleet-related costs driven by higher damage costs and increased volume.

SG&A for Americas RAC increased $68 million in the first half of 2023 compared to the first half of 2022 due primarily to increased personnel and IT costs and advertising spend.

Vehicle interest expense for Americas RAC increased $168 million in the first half of 2023 compared to 2022 due primarily to the realization of $88 million of previously unrealized gains resulting from the unwind of certain interest rate caps in the first quarter of 2023, higher debt levels and higher average interest rates resulting from the issuance of the HVF III Series 2023 Notes and higher benchmark rates on the HVF III 2021-A Notes. This was partially offset by a $98 million realized gain on the unwind of interest rate caps in the first quarter of 2023.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2023	2022		2023	2022
Total revenues	$422	$371	14%	$739	$623	19%
Depreciation of revenue earning vehicles and lease charges, net	$57	$45	27	$89	$79	13
Direct vehicle and operating expenses	$211	$197	7	$393	$348	13
Direct vehicle and operating expenses as a percentage of total revenues	50%	53%		53%	56%
Non-vehicle depreciation and amortization	$3	$4	(36)	$5	$7	(23)
Selling, general and administrative expenses	$45	$47	(6)	$82	$89	(7)
Selling, general and administrative expenses as a percentage of total revenues	11%	13%		11%	14%
Vehicle interest expense	$19	$10	88	$37	$13	NM
Adjusted EBITDA	$96	$92	4	$149	$119	25
Transaction Days (in thousands)(b)	7,237	6,284	15	13,145	11,326	16
Average Vehicles (in whole units)(f)	103,872	91,194	14	97,709	87,392	12
Average Rentable Vehicles (in whole units)(c)	101,892	90,648	12	95,834	86,508	11
Vehicle Utilization(c)	78%	76%		76%	72%
Total RPD (in whole dollars)(d)	$57.16	$57.77	(1)	$55.37	$52.98	5
Total RPU Per Month (in whole dollars)(e)	$1,353	$1,335	1	$1,266	$1,156	9
Depreciation Per Unit Per Month (in whole dollars)(f)	$180	$160	13	$149	$145	3
Percentage of program vehicles as of period end	32%	31%		32%	31%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Total revenues for International RAC increased $52 million in the second quarter of 2023 compared to 2022 due to higher volume. The increase in Transaction Days was driven by higher volume in most leisure categories, primarily in Europe, due to increased travel demand. Total RPD was relatively flat compared to the second quarter of 2022.

Depreciation of revenue earning vehicles and lease charges, net for International RAC in the second quarter of 2023 increased $12 million compared to 2022 due primarily to higher vehicle acquisition costs and fleet levels, partially offset by a higher volume of vehicle dispositions. Average Vehicles for International RAC increased in the second quarter of 2023 due to increased travel demand.

DOE for International RAC increased $14 million in the second quarter of 2023 compared to 2022 due primarily to higher volume driven by the increased travel demand.

SG&A for International RAC in the second quarter of 2023 was comparable to 2022.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle interest expense for International RAC increased $9 million in the second quarter of 2023 compared to 2022 due primarily to higher market interest rates and higher debt levels resulting from the incorporation of the Italian fleet within the European ABS financing structure.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

Total revenues for International RAC increased $116 million in the first half of 2023 compared to 2022 due primarily to higher volume and pricing. Transaction Days increased 16% driven primarily by higher volume in most leisure and business categories due to increased travel demand. Total RPD increased 5% driven primarily by higher pricing across the industry primarily in the first quarter of 2023 resulting from growth in travel demand in most leisure and business categories. Total revenues were impacted by an unfavorable $18 million fx impact.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $10 million in the first half of 2023 compared to 2022 due in part to higher vehicle acquisition costs and fleet levels, partially offset by a higher volume of vehicle dispositions. Average Vehicles for International RAC increased in 2023 due to increased travel demand.

DOE for International RAC increased $46 million in the first half of 2023 compared to 2022 due primarily to higher volume driven by increased travel demand and an unfavorable $11 million fx impact.

SG&A for International RAC decreased $6 million in the first half of 2023 compared to 2022 and was impacted by unfavorable $3 million fx impact.

Vehicle interest expense for International RAC increased $24 million in the first half of 2023 compared to 2022 due primarily to higher market interest rates and higher debt levels resulting from the incorporation of the Italian fleet within the European ABS financing structure.

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
Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$240	$480	$554	$856
Adjustments:
Income tax provision (benefit)	18	178	(116)	308
Non-vehicle depreciation and amortization	32	36	67	69
Non-vehicle debt interest, net	56	41	107	80
Vehicle debt-related charges(1)	10	9	20	16
Restructuring and restructuring related charges(2)	5	15	8	21
Unrealized (gains) losses on financial instruments(3)	(2)	(21)	106	(65)
Gain on sale of non-vehicle capital assets(4)	—	—	(162)	—
Other items(5)	(12)	26	—	93
Adjusted Corporate EBITDA	$347	$764	$584	$1,378

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$139	$940	$335	$1,366
Adjustments:
Income tax provision (benefit)	19	179	(115)	309
Non-vehicle depreciation and amortization	32	36	67	69
Non-vehicle debt interest, net	56	41	107	80
Vehicle debt-related charges(1)	10	9	20	16
Restructuring and restructuring related charges(2)	5	15	8	21
Unrealized (gains) losses on financial instruments(3)	(2)	(21)	106	(65)
Gain on sale of non-vehicle capital assets(4)	—	—	(162)	—
Change in fair value of Public Warrants(6)	100	(461)	218	(511)
Other items(5)	(12)	26	—	93
Adjusted Corporate EBITDA	$347	$764	$584	$1,378
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
(5)Represents miscellaneous items. For the three and six months ended June 30, 2023, primarily includes a loss recovery settlement, partially offset by certain IT related charges. For the three and six months ended June 30, 2022, primarily includes bankruptcy claims, certain professional fees and charges related to the settlement of bankruptcy claims and certain non-cash stock-based compensation charges.
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

	Americas RAC		International RAC
	Three Months Ended June 30,
	2023	2022	2023	2022
Transaction Days (in thousands)	32,469	29,160	7,237	6,284
Average Rentable Vehicles (in whole units)	431,921	399,588	101,892	90,648
Number of days in period (in whole units)	91	91	91	91
Available Car Days (in thousands)	39,304	36,366	9,271	8,248
Vehicle Utilization	83%	80%	78%	76%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Americas RAC		International RAC
	Six Months Ended June 30,
	2023	2022	2023	2022
Transaction Days (in thousands)	60,348	54,739	13,145	11,326
Average Rentable Vehicles (in whole units)	412,717	386,363	95,834	86,508
Number of days in period (in whole units)	181	181	181	181
Available Car Days (in thousands)	74,725	69,952	17,354	15,664
Vehicle Utilization	81%	78%	76%	72%

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

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2023	2022	2023	2022
Revenues	$2,015	$1,973	$422	$371
Foreign currency adjustment(1)	(1)	(4)	(8)	(8)
Total Revenues - adjusted for foreign currency	$2,014	$1,969	$414	$363
Transaction Days (in thousands)	32,469	29,160	7,237	6,284
Total RPD (in whole dollars)	$62.03	$67.52	$57.16	$57.77

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2023	2022	2023	2022
Revenues	$3,745	$3,531	$739	$623
Foreign currency adjustment(1)	(2)	(7)	(11)	(23)
Total Revenues - adjusted for foreign currency	$3,743	$3,524	$728	$600
Transaction Days (in thousands)	60,348	54,739	13,145	11,326
Total RPD (in whole dollars)	$62.03	$64.39	$55.37	$52.98
(1)Based on December 31, 2022 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues - adjusted for foreign currency divided by the Average Rentable Vehicles in each period and then divided by the number of months in the period reported.

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2023	2022	2023	2022
Total Revenues - adjusted for foreign currency	$2,014	$1,969	$414	$363
Average Rentable Vehicles (in whole units)	431,921	399,588	101,892	90,648
Total revenue per unit (in whole dollars)	$4,663	$4,928	$4,060	$4,005
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,554	$1,643	$1,353	$1,335

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2023	2022	2023	2022
Total Rental Revenues	$3,743	$3,524	$728	$600
Average Rentable Vehicles (in whole units)	412,717	386,363	95,834	86,508
Total revenue per unit (in whole dollars)	$9,070	$9,122	$7,595	$6,936
Number of months in period (in whole units)	6	6	6	6
Total RPU Per Month (in whole dollars)	$1,512	$1,520	$1,266	$1,156

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

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2023	2022	2023	2022
Depreciation of revenue earning vehicles and lease charges, net	$272	$61	$57	$45
Foreign currency adjustment(1)	—	1	(1)	(1)
Adjusted depreciation of revenue earning vehicles and lease charges	$272	$62	$56	$44
Average Vehicles (in whole units)	457,405	422,113	103,872	91,194
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$595	$146	$539	$479
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$198	$49	$180	$160

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2023	2022	2023	2022
Depreciation of revenue earning vehicles and lease charges, net	$621	$(32)	$89	$79
Foreign currency adjustment(1)	1	—	(2)	(3)
Adjusted depreciation of revenue earning vehicles and lease charges	$622	$(32)	$87	$76
Average Vehicles (in whole units)	435,194	409,867	97,709	87,392
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$1,429	$(77)	$895	$869
Number of months in period (in whole units)	6	6	6	6
Depreciation Per Unit Per Month (in whole dollars)	$238	$(13)	$149	$145
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

Cash and Cash Equivalents

As of June 30, 2023, we had $681 million of cash and cash equivalents and $484 million of restricted cash and cash equivalents. As of June 30, 2023, $267 million of cash and cash equivalents and $62 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We do not assert permanent reinvestment with respect to our non-U.S. earnings, and if not in the form of loan repayments or subject to favorable tax treaties, repatriation of some of these funds under current regulatory and tax law for use in domestic operations could expose us to additional cash taxes.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations for the next twelve months.

Cash Flows - Hertz

As of June 30, 2023 and December 31, 2022, Hertz had cash and cash equivalents of $681 million and $943 million, respectively, and restricted cash and cash equivalents of $484 million and $475 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2023	2022	$ Change
Cash provided by (used in):
Operating activities	$1,057	$1,330	$(273)
Investing activities	(3,725)	(3,251)	(474)
Financing activities	2,402	859	1,543
Effect of exchange rate changes	13	(25)	38
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(253)	$(1,087)	$834

During the first half of 2023, cash flows from operating activities decreased $273 million period over period due primarily to a $309 million change in working capital accounts, partially offset by a $36 million change in net income, as adjusted for non-cash and non-operating items. Cash flows from working capital accounts decreased due primarily to higher value added tax receivables in 2023 associated with fleet acquisitions and a decrease in accrued liabilities due in part to bankruptcy claims in 2022 and incentive payments in 2023.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the first half of 2023, there was a $474 million increase in the cash used in investing activities period over period due primarily to an $575 million increase in revenue earning vehicle expenditures, net primarily resulting from increased vehicle acquisition costs in our International RAC segment and lower per unit gains recognized on vehicle dispositions in the 2023 period in our Americas RAC segment, partially offset by $168 million of net proceeds received in 2023 from the sale of certain non-vehicle capital assets as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.

Net financing cash inflows were $2.4 billion in the first half of 2023 compared to $859 million in the 2022 period. The $1.5 billion increase in cash inflows is due in part to a $1.4 billion reduction in dividends paid to Hertz Holdings in 2023 primarily used for share repurchases and a $501 million increase in net proceeds from non-vehicle debt

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

resulting primarily from a draw on the First Lien RCF in the second quarter of 2023, partially offset by a decrease of $406 million in net proceeds from vehicle debt resulting from less issuances in 2023 versus 2022.

Cash Flows - Hertz Global

As of June 30, 2023 and December 31, 2022, Hertz Global had cash and cash equivalents of $682 million and $943 million, respectively, and restricted cash and cash equivalents of $484 million and $475 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2023	2022	$ Change
Cash provided by (used in):
Operating activities	$1,059	$1,329	$(270)
Investing activities	(3,725)	(3,251)	(474)
Financing activities	2,401	859	1,542
Effect of exchange rate changes	13	(25)	38
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(252)	$(1,088)	$836

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

Share Repurchase Programs for Common Stock

In November 2021, Hertz Global's independent Audit Committee recommended, and its Board of Directors approved, the 2021 Share Repurchase Program that authorized the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the second quarter of 2022, the 2021 Share Repurchase Program was completed. A total of 97,783,047 shares of Hertz Global common stock were repurchased since the inception of the 2021 Share Repurchase Program for an aggregate purchase price of $2.0 billion.

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board of Directors approved, the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the three and six months ended June 30, 2023, a total of 6,266,607 and 12,002,255 shares of Hertz Global's common stock were repurchased under the 2022 Share Repurchase Program at an average share price of $15.96 and $16.67 for an aggregate purchase price of $100 million and $200 million, excluding applicable excise tax, respectively. As of June 30, 2023, a total of 59,305,264 shares of Hertz Global's common stock have been repurchased since the inception of the 2022 Share Repurchase Program for an aggregate purchase price of $1.0 billion, excluding applicable excise tax.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022 in Part I, Item I of this Quarterly Report.

Between July 1, 2023 and July 20, 2023, a total of 553,310 shares of Hertz Global's common stock were repurchased at an average share price of $18.68 for an aggregate purchase price of $10 million, excluding applicable excise tax.

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

In May 2023, Hertz amended the First Lien Credit Agreement to change the benchmark interest rate on the Term B Loan and the Term C Loan from USD LIBOR to SOFR in connection with the cessation of USD LIBOR.

Vehicle Debt

Americas RAC

HVF III U.S. ABS Program

The following HVF III Series 2023 Fixed Rate Rental Car Asset Backed Notes were issued in March 2023:
•HVF III Series 2023-1 Notes in an aggregate principal amount of $500 million. At the time of issuance, Hertz, an affiliate of HVF III, purchased the Class D Notes in an aggregate principal amount of $40 million, and accordingly, the related principal amount is eliminated in consolidation.
•HVF III Series 2023-2 Notes in an aggregate principal amount of $300 million.

There is subordination within each of the preceding series based on class. Proceeds from the issuance of the HVF III Series 2023-1 Notes and HVF III Series 2023-2 Notes were used to repay amounts outstanding on the Series 2021-A Notes and for the purchase or refinancing of electric vehicles.

The HVF III Series 2021-A Notes were amended in June 2023 to increase the maximum principal amount that may be outstanding from $3.9 billion to $4.1 billion. Additionally, the maturity dates of the Series 2021-A Class A Notes and Class B Notes were extended to June 2025 and August 2025, respectively.

Repurchase Facilities

As of June 30, 2023, transactions totaling $115 million were outstanding under the Repurchase Facilities.

Hertz Canadian Securitization

The Hertz Canadian Securitization was amended in June 2023 to provide for aggregate maximum borrowings of CAD$475 million and extended the maturity date to June 2025. Additionally, the Hertz Canadian Securitization was amended to provide for aggregate maximum borrowings of CAD$575 million for a seasonal commitment period through November 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to CAD$475 million.

International RAC

New Zealand RCF

The New Zealand RCF was amended in March 2023 to extend its seasonal commitment period and provide for aggregate maximum borrowings of NZD$80 million with step downs in committed capacity through May 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings reverted to NZD$60 million.

Australian Securitization

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Australian Securitization was amended in June 2023 to provide for aggregate maximum borrowings of AUD$340 million and the maturity date extended to June 2025.

U.K. Financing Facility

The U.K. Financing Facility was amended in June 2023 to provide for aggregate maximum borrowings of £135 million and the maturity date extended to November 2024. Additionally, the U.K. Financing Facility was amended to provide for aggregate maximum borrowings of £155 million for a seasonal commitment period through October 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to £135 million.

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

Refer to Note 5, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of June 30, 2023. Cash paid for interest on vehicle debt during the first half of 2023 and 2022 was $207 million and $92 million, respectively. The $115 million increase in cash paid for vehicle debt interest is due primarily to higher debt levels and higher interest rates. Cash paid for interest on non-vehicle debt during the first half of 2023 and 2022 was $117 million and $74 million, respectively. The $43 million increase in cash paid for non-vehicle debt interest is due primarily to higher benchmark rates, partially offset by interest income due to higher market rates.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$681	$943
Availability under the First Lien RCF	745	1,514
Corporate liquidity	$1,426	$2,457

Letters of Credit

As of June 30, 2023, there were outstanding standby letters of credit totaling $1.0 billion comprised primarily of $245 million issued under the Term C Loan and $755 million issued under the First Lien RCF. As of June 30, 2023, no capacity remains to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of June 30, 2023, none of the issued letters of credit were drawn.

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. As of June 30, 2023, we were in compliance with the First Lien Ratio.

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

customary negative covenants, including, among other things, the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of June 30, 2023, we were in compliance with all covenants in the First Lien Credit Agreement.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2023
First Quarter	$(2,824)	$1,206	$(1,618)
Second Quarter	(3,719)	1,560	(2,159)
Total	$(6,543)	$2,766	$(3,777)
2022
First Quarter	$(2,985)	$1,471	$(1,514)
Second Quarter	(3,104)	1,416	(1,688)
Total	$(6,089)	$2,887	$(3,202)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2023	2022	$ Change	% Change
Americas RAC	$(3,109)	$(2,787)	$(322)	12
International RAC	(668)	(415)	(253)	61
Total	$(3,777)	$(3,202)	$(575)	18

Revenue earning vehicle expenditures increased approximately $454 million, or 7%, in the first half of 2023 compared to the 2022 period, primarily in our International RAC segment, resulting from increased vehicle acquisition costs. Revenue earning vehicle disposal proceeds decreased $121 million for the first half of 2023 compared to the 2022 period resulting primarily from lower per unit gains recognized on vehicle dispositions in our Americas RAC segment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2023
First Quarter	$(45)	$175	$130
Second Quarter	(78)	1	(77)
Total	$(123)	$176	$53
2022
First Quarter	$(30)	$1	$(29)
Second Quarter	(29)	5	(24)
Total	$(59)	$6	$(53)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2023	2022	$ Change	% Change
Americas RAC	$108	$(45)	$153	NM
International RAC	(9)	(5)	(4)	80
Corporate	(46)	(3)	(43)	NM
Total	$53	$(53)	$106	NM
NM - Not meaningful

In the first half of 2023, proceeds for non-vehicle capital assets increased by $170 million compared to 2022, primarily in our Americas RAC segment, resulting primarily from the sale of certain non-vehicle capital assets as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. In the first half of 2023, expenditures for non-vehicle capital assets increased by $64 million compared to the 2022 period, primarily in our corporate operations, driven in part by increased IT-related and electric vehicle charging infrastructure spend.

CONTRACTUAL OBLIGATIONS

As of June 30, 2023, there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our known contractual and other obligations as set forth in the table included in Part II, Item 7 of our 2022 Form 10-K. Changes to our aggregate indebtedness, including related interest and terms of new issuances, are disclosed in Note 5, "Debt," in Part I, Item 1 of this Quarterly Report.

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

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides a breakdown of our equity security repurchases during the second quarter of 2023.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of the publicly announced plan or program	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the publicly announced plan or program (In thousands)
Common Stock
April 1 – April 30, 2023	3,940,251	$15.58	3,940,251	$1,003,983
May 1 – May 31, 2023	1,330,688	$16.00	1,330,688	$982,686
June 1 – June 30, 2023	995,668	$17.41	995,668	$965,354
Total	6,266,607	$15.96	6,266,607	$965,354

In November 2021, Hertz Global's independent Audit Committee recommended, and its Board of Directors approved, the 2021 Share Repurchase Program that authorized the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the second quarter of 2022, the 2021 Share Repurchase Program was completed. A total of 97,783,047 shares of Hertz Global common stock were repurchased since the inception of the 2021 Share Repurchase Program for an aggregate purchase price of $2.0 billion.

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board of Directors approved, the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the three and six months ended June 30, 2023, a total of 6,266,607 and 12,002,255 shares of Hertz Global's common stock were repurchased under the 2022 Share Repurchase Program at an average share price of $15.96 and $16.67 for an aggregate purchase price of $100 million and $200 million, excluding applicable excise tax, respectively. As of June 30, 2023, a total of 59,305,264 shares of Hertz Global's common stock have been repurchased since the inception of the 2022 Share Repurchase Program for an aggregate purchase price of $1.0 billion, excluding applicable excise tax.

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
Amendment No. 6 dated May 3, 2023 to Credit Agreement dated June 30, 2021, by and among The Hertz Corporation and the subsidiary borrowers party thereto as borrowers, the several lenders and issuing lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent.*

10.2	Hertz Holdings Hertz
Second Amended and Restated Series 2021-A Supplement, dated as of June 28, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, the several committed note purchasers party thereto, the several conduit investors party thereto, the several funding agents for the investor groups party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541) as filed June 28, 2023).

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

Date:	July 27, 2023	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ ALEXANDRA BROOKS
Alexandra Brooks Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)