Form 10-Q
period 2023-09-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2023-10-26
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address, Zip Code and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC.				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	The Nasdaq Stock Market LLC
Hertz Global Holdings, Inc.	Warrants to purchase common stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.80 per share, subject to adjustment	HTZWW	The Nasdaq Stock Market LLC
The Hertz Corporation	None		None	None

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	October 19, 2023
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	307,812,765
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
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
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$594	$943
Restricted cash and cash equivalents:
Vehicle	168	180
Non-vehicle	294	295
Total restricted cash and cash equivalents	462	475
Total cash and cash equivalents and restricted cash and cash equivalents	1,056	1,418
Receivables:
Vehicle	267	111
Non-vehicle, net of allowance of $47 and $45, respectively	1,140	863
Total receivables, net	1,407	974
Prepaid expenses and other assets	835	1,155
Revenue earning vehicles:
Vehicles	17,576	14,281
Less: accumulated depreciation	(2,117)	(1,786)
Total revenue earning vehicles, net	15,459	12,495
Property and equipment, net	672	637
Operating lease right-of-use assets	2,200	1,887
Intangible assets, net	2,881	2,887
Goodwill	1,044	1,044
Total assets(1)	$25,554	$22,497
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$216	$79
Non-vehicle	574	578
Total accounts payable	790	657
Accrued liabilities	896	911
Accrued taxes, net	215	170
Debt:
Vehicle	12,894	10,886
Non-vehicle	3,119	2,977
Total debt	16,013	13,863
Public Warrants	506	617
Operating lease liabilities	2,094	1,802
Self-insured liabilities	472	472
Deferred income taxes, net	1,178	1,360
Total liabilities(1)	22,164	19,852
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 479,253,617 and 478,914,062 shares issued, respectively, and 308,798,093 and 323,483,178 shares outstanding, respectively	5	5
Treasury stock, at cost, 170,455,524 and 155,430,884 common shares, respectively	(3,389)	(3,136)
Additional paid-in capital	6,389	6,326
Retained earnings (Accumulated deficit)	708	(256)
Accumulated other comprehensive income (loss)	(323)	(294)
Total stockholders' equity	3,390	2,645
Total liabilities and stockholders' equity	$25,554	$22,497
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of September 30, 2023 and December 31, 2022 include total assets of variable interest entities (“VIEs”) of $1.9 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of September 30, 2023 and December 31, 2022 include total liabilities of VIEs of $1.9 billion and $1.3 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$2,703	$2,496	$7,187	$6,650
Expenses:
Direct vehicle and operating	1,499	1,282	4,067	3,534
Depreciation of revenue earning vehicles and lease charges, net	501	294	1,211	341
Non-vehicle depreciation and amortization	33	36	100	105
Selling, general and administrative	209	246	715	738
Interest expense, net:
Vehicle	162	27	405	77
Non-vehicle	63	43	170	123
Interest expense, net	225	70	575	200
Other (income) expense, net	5	(6)	12	(6)
(Gain) on sale of non-vehicle capital assets	—	—	(162)	—
Change in fair value of Public Warrants	(328)	(73)	(110)	(584)
Total expenses	2,144	1,849	6,408	4,328
Income (loss) before income taxes	559	647	779	2,322
Income tax (provision) benefit	70	(70)	185	(379)
Net income (loss)	$629	$577	$964	$1,943

Weighted-average common shares outstanding:
Basic	311	355	315	395
Diluted	327	379	332	421
Earnings (loss) per common share:
Basic	$2.02	$1.62	$3.06	$4.92
Diluted	$0.92	$1.33	$2.57	$3.22

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$629	$577	$964	$1,943
Other comprehensive income (loss):
Foreign currency translation adjustments	(47)	(79)	(29)	(145)
Total other comprehensive income (loss)	(47)	(79)	(29)	(145)
Total comprehensive income (loss)	$582	$498	$935	$1,798
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2021	—	$—	450	$5	$6,209	$(2,315)	$(214)	27	$(708)	$2,977
Net income (loss)	—	—	—	—	—	426	—	—	—	426
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	—	—	(7)
Net settlement on vesting of restricted stock	—	—	—	—	(4)	—	—	—	—	(4)
Stock-based compensation charges	—	—	—	—	28	—	—	—	—	28
Public Warrant exercises	—	—	—	—	4	—	—	—	—	4
Share repurchases	—	—	(35)	—	—	—	—	35	(722)	(722)
March 31, 2022	—	—	415	5	6,237	(1,889)	(221)	62	(1,430)	2,702
Net income (loss)	—	—	—	—	—	940	—	—	—	940
Other comprehensive income (loss)	—	—	—	—	—	—	(59)	—	—	(59)
Stock-based compensation charges	—	—	—	—	36	—	—	—	—	36
Public Warrant exercises	—	—	—	—	1	—	—	—	—	1
Share repurchases	—	—	(47)	—	—	—	—	47	(891)	(891)
June 30, 2022	—	—	368	5	6,274	(949)	(280)	109	(2,321)	2,729
Net income (loss)	—	—	—	—	—	577	—	—	—	577
Other comprehensive income (loss)	—	—	—	—	—	—	(79)	—	—	(79)
Stock-based compensation charges	—	—	—	—	33	—	—	—	—	33
Public Warrant exercises	—	—	—	—	1	—	—	—	—	1
Share repurchases	—	—	(27)	—	—	—	—	28	(500)	(500)
September 30, 2022	—	$—	341	$5	$6,308	$(372)	$(359)	137	$(2,821)	$2,761

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2022	—	$—	323	$5	$6,326	$(256)	$(294)	155	$(3,136)	$2,645
Net income (loss)	—	—	—	—	—	196	—	—	—	196
Other comprehensive income (loss)	—	—	—	—	—	—	14	—	—	14
Net settlement on vesting of restricted stock	—	—	—	—	(1)	—	—	—	—	(1)
Stock-based compensation charges	—	—	—	—	21	—	—	—	—	21
Share repurchases(1)(2)	—	—	(5)	—	—	—	—	6	(101)	(101)
March 31, 2023	—	—	318	5	6,346	(60)	(280)	161	(3,237)	2,774
Net income (loss)	—	—	—	—	—	139	—	—	—	139
Other comprehensive income (loss)	—	—	—	—	—	—	4	—	—	4
Stock-based compensation charges	—	—	—	—	22	—	—	—	—	22
Public Warrant exercises(2)	—	—	—	—	1	—	—	—	—	1
Share repurchases(2)	—	—	(6)	—	—	—	—	6	(101)	(101)
June 30, 2023	—	—	312	5	6,369	79	(276)	167	(3,338)	2,839
Net income (loss)	—	—	—	—	—	629	—	—	—	629
Other comprehensive income (loss)	—	—	—	—	—	—	(47)	—	—	(47)
Net settlement on vesting of restricted stock	—	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation charges	—	—	—	—	22	—	—	—	—	22
Share repurchases(2)	—	—	(3)	—	—	—	—	3	(51)	(51)
September 30, 2023	—	$—	309	$5	$6,389	$708	$(323)	170	$(3,389)	$3,390
(1)    The amounts presented herein may be rounded to agree to amounts in the unaudited condensed consolidated balance sheet.
(2)    Also see Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$964	$1,943
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	1,490	511
Depreciation and amortization, non-vehicle	100	105
Amortization of deferred financing costs and debt discount (premium)	44	38
Stock-based compensation charges	65	96
Provision for receivables allowance	67	42
Deferred income taxes, net	(236)	301
(Gain) loss on sale of non-vehicle capital assets	(165)	(5)
Change in fair value of Public Warrants	(110)	(584)
Changes in financial instruments	107	(120)
Other	9	3
Changes in assets and liabilities:
Non-vehicle receivables	(383)	(234)
Prepaid expenses and other assets	(95)	(80)
Operating lease right-of-use assets	253	202
Non-vehicle accounts payable	27	(7)
Accrued liabilities	3	183
Accrued taxes, net	45	52
Operating lease liabilities	(275)	(223)
Self-insured liabilities	—	38
Net cash provided by (used in) operating activities	1,910	2,261
Cash flows from investing activities:
Revenue earning vehicles expenditures	(8,312)	(7,853)
Proceeds from disposal of revenue earning vehicles	4,178	4,470
Non-vehicle capital asset expenditures	(151)	(104)
Proceeds from disposal of non-vehicle capital assets	178	10
Collateral returned in exchange for letters of credit	—	19
Return of (investment in) equity investments	(1)	(15)
Net cash provided by (used in) investing activities	(4,108)	(3,473)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	5,741	8,282
Repayments of vehicle debt	(3,739)	(5,954)
Proceeds from issuance of non-vehicle debt	1,650	—
Repayments of non-vehicle debt	(1,513)	(14)
Payment of financing costs	(31)	(42)
Proceeds from exercises of Public Warrants	—	3
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2023	2022
Share repurchases	(272)	(2,152)
Other	(3)	(4)
Net cash provided by (used in) financing activities	1,833	119
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	3	(50)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(362)	(1,143)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,418	2,651
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,056	$1,508

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$341	$151
Non-vehicle	170	97
Income taxes, net of refunds	27	60
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$199	$88
Sales of revenue earning vehicles included in vehicle receivables	250	198
Purchases of non-vehicle capital assets included in accounts payable	20	26
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	43	7
Public Warrant exercises	—	3
Accrual for purchases of treasury shares	2	16

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$594	$943
Restricted cash and cash equivalents:
Vehicle	168	180
Non-vehicle	294	295
Total restricted cash and cash equivalents	462	475
Total cash and cash equivalents and restricted cash and cash equivalents	1,056	1,418
Receivables:
Vehicle	267	111
Non-vehicle, net of allowance of $47 and $45, respectively	1,140	863
Total receivables, net	1,407	974
Prepaid expenses and other assets	834	1,154
Revenue earning vehicles:
Vehicles	17,576	14,281
Less: accumulated depreciation	(2,117)	(1,786)
Total revenue earning vehicles, net	15,459	12,495
Property and equipment, net	672	637
Operating lease right-of-use assets	2,200	1,887
Intangible assets, net	2,881	2,887
Goodwill	1,044	1,044
Total assets(1)	$25,553	$22,496
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$216	$79
Non-vehicle	574	578
Total accounts payable	790	657
Accrued liabilities	894	890
Accrued taxes, net	213	170
Debt:
Vehicle	12,894	10,886
Non-vehicle	3,119	2,977
Total debt	16,013	13,863
Operating lease liabilities	2,094	1,802
Self-insured liabilities	472	472
Deferred income taxes, net	1,181	1,363
Total liabilities(1)	21,657	19,217
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,637	4,844
Retained earnings (Accumulated deficit)	(418)	(1,271)
Accumulated other comprehensive income (loss)	(323)	(294)
Total stockholder's equity	3,896	3,279
Total liabilities and stockholder's equity	$25,553	$22,496
(1)    The Hertz Corporation's consolidated total assets as of September 30, 2023 and December 31, 2022 include total assets of VIEs of $1.9 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of September 30, 2023 and December 31, 2022 include total liabilities of VIEs of $1.9 billion and $1.3 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$2,703	$2,496	$7,187	$6,650
Expenses:
Direct vehicle and operating	1,499	1,282	4,067	3,534
Depreciation of revenue earning vehicles and lease charges, net	501	294	1,211	341
Non-vehicle depreciation and amortization	33	36	100	105
Selling, general and administrative	209	246	715	738
Interest expense, net:
Vehicle	162	27	405	77
Non-vehicle	63	43	170	123
Interest expense, net	225	70	575	200
Other (income) expense, net	5	(6)	12	(6)
(Gain) on sale of non-vehicle capital assets	—	—	(162)	—
Total expenses	2,472	1,922	6,518	4,912
Income (loss) before income taxes	231	574	669	1,738
Income tax (provision) benefit	68	(71)	184	(379)
Net income (loss)	$299	$503	$853	$1,359

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$299	$503	$853	$1,359
Other comprehensive income (loss):
Foreign currency translation adjustments	(47)	(79)	(29)	(145)
Total other comprehensive income (loss)	(47)	(79)	(29)	(145)
Total comprehensive income (loss)	$252	$424	$824	$1,214

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2021	100	$—	$7,190	$(2,626)	$(214)	$4,350
Net income (loss)	—	—	—	376	—	376
Other comprehensive income (loss)	—	—	—	—	(7)	(7)
Stock-based compensation charges	—	—	28	—	—	28
Dividends paid to Hertz Holdings	—	—	(767)	—	—	(767)
March 31, 2022	100	—	6,451	(2,250)	(221)	3,980
Net income (loss)	—	—	—	480	—	480
Other comprehensive income (loss)	—	—	—	—	(59)	(59)
Stock-based compensation charges	—	—	36	—	—	36
Dividends paid to Hertz Holdings	—	—	(881)	—	—	(881)
June 30, 2022	100	—	5,606	(1,770)	(280)	3,556
Net income (loss)	—	—	—	503	—	503
Other comprehensive income (loss)	—	—	—	—	(79)	(79)
Stock-based compensation charges	—	—	33	—	—	33
Dividends paid to Hertz Holdings	—	—	(504)	—	—	(504)
September 30, 2022	100	$—	$5,135	$(1,267)	$(359)	$3,509

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2022	100	$—	$4,844	$(1,271)	$(294)	$3,279
Net income (loss)	—	—	—	314	—	314
Other comprehensive income (loss)	—	—	—	—	14	14
Stock-based compensation charges	—	—	21	—	—	21
Dividends paid to Hertz Holdings(1)	—	—	(118)	—	—	(118)
March 31, 2023	100	—	4,747	(957)	(280)	3,510
Net income (loss)	—	—	—	240	—	240
Other comprehensive income (loss)	—	—	—	—	4	4
Stock-based compensation charges	—	—	22	—	—	22
Dividends paid to Hertz Holdings(1)	—	—	(102)	—	—	(102)
June 30, 2023	100	—	4,667	(717)	(276)	3,674
Net income (loss)	—	—	—	299	—	299
Other comprehensive income (loss)	—	—	—	—	(47)	(47)
Stock-based compensation charges	—	—	22	—	—	22
Dividends paid to Hertz Holdings(1)	—	—	(52)	—	—	(52)
September 30, 2023	100	$—	$4,637	$(418)	$(323)	$3,896
(1)    See "Share Repurchase Programs for Common Stock" in Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$853	$1,359
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	1,490	511
Depreciation and amortization, non-vehicle	100	105
Amortization of deferred financing costs and debt discount (premium)	44	38
Stock-based compensation charges	65	96
Provision for receivables allowance	67	42
Deferred income taxes, net	(236)	301
(Gain) loss on sale of non-vehicle capital assets	(165)	(5)
Changes in financial instruments	107	(120)
Other	10	3
Changes in assets and liabilities:
Non-vehicle receivables	(383)	(234)
Prepaid expenses and other assets	(95)	(80)
Operating lease right-of-use assets	253	202
Non-vehicle accounts payable	27	(7)
Accrued liabilities	3	183
Accrued taxes, net	42	52
Operating lease liabilities	(275)	(223)
Self-insured liabilities	—	38
Net cash provided by (used in) operating activities	1,907	2,261
Cash flows from investing activities:
Revenue earning vehicles expenditures	(8,312)	(7,853)
Proceeds from disposal of revenue earning vehicles	4,178	4,470
Non-vehicle capital asset expenditures	(151)	(104)
Proceeds from disposal of non-vehicle capital assets	178	10
Collateral returned in exchange for letters of credit	—	19
Return of (investment in) equity investments	(1)	(15)
Net cash provided by (used in) investing activities	(4,108)	(3,473)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	5,741	8,282
Repayments of vehicle debt	(3,739)	(5,954)
Proceeds from issuance of non-vehicle debt	1,650	—
Repayments of non-vehicle debt	(1,513)	(14)
Payment of financing costs	(31)	(42)
Dividends paid to Hertz Holdings	(272)	(2,152)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2023	2022
Other	—	—
Net cash provided by (used in) financing activities	1,836	120
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	3	(50)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(362)	(1,142)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,418	2,650
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,056	$1,508

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$341	$151
Non-vehicle	170	97
Income taxes, net of refunds	27	60
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$199	$88
Sales of revenue earning vehicles included in vehicle receivables	250	198
Purchases of non-vehicle capital assets included in accounts payable	20	26
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	43	7

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

Note 2—Basis of Presentation

Basis of Presentation

This Quarterly Report on Form 10-Q combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2023 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes and, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 3—Divestitures

Sales of Non-vehicle Capital Assets

In 2019, the Company substantially completed the sale of certain non-vehicle capital assets constituting real property, in an eminent domain proceeding, in its Americas RAC segment. In February 2023, the Company received additional cash from the sale upon final resolution of the eminent domain proceeding and recognized an additional $29 million pre-tax gain on the sale, which is included in (gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2023.

In March 2023, the Company sold and leased back its Los Angeles, California airport location in its Americas RAC segment. The transaction qualified for sale-leaseback accounting. The Company recognized a pre-tax gain of $133 million based on the difference in the sale amount of $143 million less $9 million net book value of assets sold and $1 million in selling costs, which is included in (gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2023. The leaseback is classified as an operating lease with a term of 36 months.

Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	September 30, 2023	December 31, 2022
Revenue earning vehicles	$16,615	$13,654
Less accumulated depreciation	(1,946)	(1,649)
	14,669	12,005
Revenue earning vehicles held for sale, net(1)	790	490
Revenue earning vehicles, net	$15,459	$12,495
(1)    Represents the carrying amount of vehicles currently placed on the Company's retail lots for sale or actively in the process of being sold through other disposition channels.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Depreciation of revenue earning vehicles	$483	$528	$1,337	$1,282
(Gain) loss on disposal of revenue earning vehicles	10	(238)	(146)	(956)
Rents paid for vehicles leased	8	4	20	15
Depreciation of revenue earning vehicles and lease charges, net	$501	$294	$1,211	$341

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 5—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of September 30, 2023 and December 31, 2022:

Facility	Weighted-Average Interest Rate as of September 30, 2023	Fixed or Floating Interest Rate	Maturity	September 30, 2023	December 31, 2022
Non-Vehicle Debt
Term B Loan	8.70%	Floating	6/2028	$1,271	$1,281
Term C Loan	8.70%	Floating	6/2028	245	245
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
First Lien RCF	8.43%	Floating	6/2026	150	—
Other Non-Vehicle Debt(1)	6.02%	Fixed	Various	4	9
Unamortized Debt Issuance Costs and Net (Discount) Premium				(51)	(58)
Total Non-Vehicle Debt				3,119	2,977
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(2)	6.95%	Floating	6/2025	1,883	2,363
HVF III Series 2021-A Class B(2)	9.44%	Fixed	8/2025	188	188
				2,071	2,551
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(2)	1.66%	Fixed	12/2024	2,000	2,000
HVF III Series 2021-2(2)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(2)	2.44%	Fixed	6/2025	750	750
HVF III Series 2022-2(2)	2.78%	Fixed	6/2027	750	652
HVF III Series 2022-3(2)	3.89%	Fixed	3/2024	383	383
HVF III Series 2022-4(2)	4.22%	Fixed	9/2025	667	667
HVF III Series 2022-5(2)	4.39%	Fixed	9/2027	364	317
HVF III Series 2023-1(2)	6.17%	Fixed	6/2026	500	—
HVF III Series 2023-2(2)	6.30%	Fixed	9/2028	300	—
HVF III Series 2023-3(2)	6.46%	Fixed	2/2027	500	—
HVF III Series 2023-4(2)	6.66%	Fixed	3/2029	500	—
				8,714	6,769
Vehicle Debt - Other
Repurchase Facility	N/A	Fixed	N/A	—	86
European ABS(2)	5.69%	Floating	3/2026	1,260	811
Hertz Canadian Securitization(2)	6.92%	Floating	6/2025	393	283
Australian Securitization(2)	5.71%	Floating	6/2025	182	168
New Zealand RCF	8.44%	Floating	6/2025	51	54
U.K. Financing Facility	7.85%	Floating	10/2023-7/2027	188	101
U.K. Toyota Financing Facility	7.50%	Floating	10/2023-5/2024	31	49

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of September 30, 2023	Fixed or Floating Interest Rate	Maturity	September 30, 2023	December 31, 2022
Other Vehicle Debt	4.32%	Floating	10/2023-7/2027	83	76
				2,188	1,628
Unamortized Debt Issuance Costs and Net (Discount) Premium				(79)	(62)
Total Vehicle Debt				12,894	10,886
Total Debt				$16,013	$13,863
(1)    Other non-vehicle debt is primarily comprised of $1 million and $6 million in finance lease obligations as of September 30, 2023 and December 31, 2022, respectively.
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

HVF III Series 2023-1 Notes: In March 2023, HVF III issued the Series 2023-1 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $500 million. At the time of issuance, Hertz, an affiliate of HVF III, purchased the Class D Notes in an aggregate principal amount of $40 million.

HVF III Series 2023-2 Notes: In March 2023, HVF III issued the Series 2023-2 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $300 million.

HVF III Series 2023-3 Notes: In August 2023, HVF III issued the Series 2023-3 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $500 million.

HVF III Series 2023-4 Notes: In August 2023, HVF III issued the Series 2023-4 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $500 million.

There is subordination within each of the preceding series based on class.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
HVF III Series 2022-2, Series 2022-5 and Series 2023-1 Class D Notes (the "Class D Notes"): At the time of initial issuance of the Class D Notes, Hertz, an affiliate of HVF III, purchased the Class D Notes. In September 2023, Hertz sold the Class D Notes to third parties.

(In millions)	Aggregate Principal Amount
HVF III Series 2022-2 Class D Notes	$98
HVF III Series 2022-5 Class D Notes	47
HVF III Series 2023-1 Class D Notes	40
Total	$185

Vehicle Debt-Other

Repurchase Facilities

Beginning in 2022, Hertz entered into and in the future may enter into repurchase agreements related to retained HVF III Series Notes (the "Repurchase Facilities"), whereby Hertz can sell and repurchase at a pre-determined price any of the retained HVF III Series Notes. Transactions occurring under the Repurchase Facilities are based on mutually agreeable terms and prevailing rates. As of September 30, 2023, there were no repurchase transactions outstanding under the Repurchase Facilities.

European ABS

In September 2023, International Fleet Financing No. 2 BV ("IFF No. 2"), an indirect, special purpose subsidiary of Hertz, amended the European ABS to (i) increase the aggregate maximum borrowings to €1.2 billion, (ii) extend the maturity date to March 2026 and (iii) amend certain other provisions to provide for further operating flexibility.

Hertz Canadian Securitization

In June 2023, TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, amended the Hertz Canadian Securitization to provide for aggregate maximum borrowings of CAD$475 million and to extend the maturity date to June 2025. Additionally, the Hertz Canadian Securitization was amended to provide for aggregate maximum borrowings of CAD$575 million for a seasonal commitment period through November 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to CAD$475 million.

Australian Securitization

In June 2023, HA Fleet Pty Limited, an indirect wholly-owned subsidiary of Hertz, amended the Australian Securitization to provide for aggregate maximum borrowings of AUD$340 million and to extend the maturity date to June 2025.

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

In August 2023, the New Zealand RCF was amended to provide for aggregate maximum borrowings of NZD$120 million and to extend the maturity date to June 2025.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
U.K. Financing Facility

In June 2023, Hertz U.K. Limited amended the U.K. Financing Facility to provide for aggregate maximum borrowings of £135 million and to extend the maturity date to November 2024. Additionally, the U.K. Financing Facility was amended to provide for aggregate maximum borrowings of £155 million for a seasonal commitment period through October 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to £135 million.

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

The following facilities were available to the Company as of September 30, 2023 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$1,103	$1,103
Total Non-Vehicle Debt	1,103	1,103
Vehicle Debt
HVF III Series 2021-A	1,993	—
European ABS	—	—
Hertz Canadian Securitization	33	—
Australian Securitization	34	—
New Zealand RCF	20	—
U.K. Financing Facility	—	—
U.K. Toyota Financing Facility	20	—
Total Vehicle Debt	2,100	—
Total	$3,203	$1,103

Letters of Credit

As of September 30, 2023, there were outstanding standby letters of credit totaling $1.0 billion comprised primarily of $747 million issued under the First Lien RCF and $245 million issued under the term loan "C" facility (the "Term C

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Loan"). As of September 30, 2023, no capacity remains to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization facilities and to support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of September 30, 2023, none of the issued letters of credit were drawn.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of September 30, 2023 and December 31, 2022, IFF No. 2 had total assets of $1.9 billion and $1.3 billion, respectively, comprised primarily of intercompany receivables, and total liabilities of $1.9 billion and $1.3 billion, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien RCF credit agreement (the "First Lien Credit Agreement") requires Hertz to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. As of September 30, 2023, Hertz was in compliance with the First Lien Ratio.

In addition to the financial covenant, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interests for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, restrictions on the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of September 30, 2023, the Company was in compliance with all covenants in the First Lien Credit Agreement.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 6—Leases

The Company enters into certain agreements as a lessor under which it rents vehicles and leases fleets to customers. The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Operating lease income from vehicle rentals	$2,476	$2,368	$6,549	$6,315
Variable operating lease income	155	58	452	159
Revenue accounted for under Topic 842	2,631	2,426	7,001	6,474
Revenue accounted for under Topic 606	72	70	186	176
Total revenues	$2,703	$2,496	$7,187	$6,650

Note 7—Income Tax (Provision) Benefit

Hertz Global

For the three months ended September 30, 2023, Hertz Global recorded a tax benefit of $70 million, which resulted in an effective tax rate of (13%). For the three months ended September 30, 2022, Hertz Global recorded a tax provision of $70 million, which resulted in an effective tax rate of 11%.

The change in tax in the three months ended September 30, 2023 compared to 2022 is driven by benefits from electric vehicle credits generated in 2023 and the non-taxable change in the fair value of warrants, offset by lower valuation allowance releases.

For the nine months ended September 30, 2023, Hertz Global recorded a tax benefit of $185 million, which resulted in an effective tax rate of (24%). For the nine months ended September 30, 2022, Hertz Global recorded a tax provision of $379 million, which resulted in an effective tax rate of 16%.

The change in tax in the nine months of 2023 compared to 2022 is driven by lower pre-tax income, benefits from electric vehicle credits generated in 2023, and the recognition of uncertain tax benefits related to our tax restructuring of European operations, offset by the non-taxable change in the fair value of warrants.

As previously disclosed, Hertz Global filed a request for a pre-filing agreement with the Internal Revenue Service ("IRS") in December 2021 to determine whether the loss related to our tax restructuring of European operations qualified as an ordinary loss. On February 9, 2023, Hertz Global and the IRS agreed to the character and amount of the loss. This resulted in an additional $163 million of ordinary loss recognized in the nine months ended September 30, 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into U.S. law. The IRA includes a 15% corporate alternative minimum tax and a 1% excise tax on corporate stock buybacks, both of which became effective after December 31, 2022. Hertz Global does not currently anticipate a material impact to its results of operations, cash flows or financial position related to these provisions. The IRA also included income tax incentives associated with electric vehicles placed in service after December 31, 2022. An estimate of these credits has been included in the tax calculation for the three and nine months ended September 30, 2023.

Hertz

For the three months ended September 30, 2023, Hertz recorded a tax benefit of $68 million, which resulted in an effective tax rate of (30%). For the three months ended September 30, 2022, Hertz recorded a tax provision of $71 million, which resulted in an effective tax rate of 12%.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The change in tax in the three months ended September 30, 2023 compared to 2022 is driven by benefits from electric vehicle credits generated in 2023 and lower pre-tax income, offset by lower valuation allowance releases.

For the nine months ended September 30, 2023, Hertz recorded a tax benefit of $184 million, which resulted in an effective tax rate of (27%). For the nine months ended September 30, 2022, Hertz recorded a tax provision of $379 million, which resulted in an effective tax rate of 22%.

The change in tax in the nine months of 2023 compared to 2022 is driven by lower pre-tax income, benefits from electric vehicle credits generated in 2023, and the recognition of uncertain tax benefits related to our tax restructuring of European operations.

As previously disclosed, Hertz filed a request for a pre-filing agreement with the IRS in December 2021 to determine whether the loss related to our tax restructuring of European operations qualified as an ordinary loss. On February 9, 2023, Hertz and the IRS agreed to the character and amount of the loss. This resulted in an additional $163 million of ordinary loss in the nine months ended September 30, 2023.

On August 16, 2022, the IRA was enacted into U.S. law. The IRA includes a 15% corporate alternative minimum tax and a 1% excise tax on corporate stock buybacks, both of which became effective after December 31, 2022. Hertz does not currently anticipate a material impact to its results of operations, cash flows or financial position related to these provisions. The IRA also included income tax incentives associated with electric vehicles placed in service after December 31, 2022. An estimate of these credits has been included in the tax calculation for the three and nine months ended September 30, 2023.

Note 8—Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

During the three and nine months ended September 30, 2023, 11,756 and 45,860 Public Warrants were exercised, of which 6,587 and 30,879 were cashless exercises and 5,169 and 14,981 were exercised for $13.80 per share, respectively. As of September 30, 2023, a cumulative 6,332,099 Public Warrants have been exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. See Note 11, "Fair Value Measurements."

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

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board of Directors approved, a new share repurchase program (the "2022 Share Repurchase Program") that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the three and nine months ended September 30, 2023, a total of 3,022,385 and 15,024,640 shares of Hertz Global's common stock were repurchased under the 2022 Share Repurchase Program at an average share price of $16.57 and $16.65 for an aggregate purchase price of $50 million and $250 million, excluding applicable excise tax, respectively. As of September 30, 2023, a total of 62,327,649 shares of Hertz Global's common stock have been repurchased since the inception of the 2022 Share Repurchase Program for an aggregate purchase price of $1.1 billion, excluding applicable excise tax.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Common shares repurchased are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022.

Between October 1, 2023 and October 19, 2023, a total of 992,371 shares of Hertz Global's common stock were repurchased at an average share price of $11.14 for an aggregate purchase price of $11 million, excluding applicable excise tax.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)(1)	2023	2022	2023	2022
Numerator:
Net income (loss) available to Hertz Global common stockholders, basic	$629	$577	$964	$1,943
Change in fair value of Public Warrants	(328)	(73)	(110)	(584)
Net income (loss) available to Hertz Global common stockholders, diluted	$300	$503	$853	$1,359
Denominator:
Basic weighted-average common shares outstanding	311	355	315	395
Dilutive effect of stock options, RSUs and PSUs	2	2	1	1
Dilutive effect of Public Warrants	14	22	15	25
Diluted weighted-average shares outstanding	327	379	332	421
Antidilutive stock options, RSUs and PSUs	5	8	6	6
Total antidilutive	5	8	6	6
Earnings (loss) per common share:
Basic	$2.02	$1.62	$3.06	$4.92
Diluted	$0.92	$1.33	$2.57	$3.22
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 9—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz. In 2021, Hertz Global's Board of Directors approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of September 30, 2023, 53,045,064 shares of the Company's common stock are authorized and remain available for future grants under the 2021 Omnibus Plan, which reflects an automatic annual share increase as prescribed by the 2021 Omnibus Plan. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

A summary of the total employee compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Employee compensation expense	$21	$32	$64	$95
Income tax benefit	1	(2)	(7)	(6)
Employee compensation expense, net	$22	$30	$57	$89

As of September 30, 2023, there was $184 million of total unrecognized employee compensation cost expected to be recognized over the remaining 2.1 years, on a weighted average basis, of the requisite service period that began on the grant dates.

Stock Options and Stock Appreciation Rights

A summary of stock option activity for the nine months ended September 30, 2023 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	3,144,983	$26.17	8.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(685,400)	26.17	—	—
Outstanding as of September 30, 2023	2,459,583	26.17	8.0	—
Exercisable as of September 30, 2023	(1,033,379)	26.17	8.0	—
Non-vested as of September 30, 2023	1,426,204

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Performance Stock Awards ("PSAs"), Performance Stock Units ("PSUs") and Performance Units ("PUs")

A summary of the PSU activity for the nine months ended September 30, 2023 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	9,292,749	$17.62	$143
Granted(1)	529,966	17.33	—
Vested	—	—	—
Forfeited or Expired	(94,773)	18.47	—
Outstanding as of September 30, 2023	9,727,942	17.59	119
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

As of September 30, 2023, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity for the nine months ended September 30, 2023 is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	3,412,763	$20.82	$53
Granted	2,584,880	17.57	—
Vested	(460,694)	19.02	—
Forfeited or Expired	(347,012)	20.56	—
Outstanding as of September 30, 2023	5,189,937	19.38	64

Additional information pertaining to RSU activity is as follows:

	Nine Months Ended September 30,
	2023	2022
Total fair value of awards that vested (in millions)	$9	$15
Weighted-average grant-date fair value of awards granted	$17.57	$20.01

RSU grants issued in 2023 vest ratably over a period of primarily three to four years.

Deferred Stock Units

As of September 30, 2023, there were approximately 99,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

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

None of the Company's financial instruments have been designated as hedging instruments as of September 30, 2023 and December 31, 2022. The Company classifies cash flows from the financial instruments according to the classification of the cash flows of the economic hedged item(s).

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

Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
(In millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Interest rate instruments(2)	$24	$140	$—	$—
Foreign currency forward contracts	4	1	3	2
Total	$28	$141	$3	$2
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2023	2022	2023	2022
Interest rate instruments	Vehicle interest expense, net	$(7)	$54	$4	$119
Foreign currency forward contracts	Selling, general and administrative expense(1)	8	8	(2)	6
Total		$1	$62	$2	$125
(1)    For the three and nine months ended September 30, 2022, all gains (losses) on foreign currency forward contracts were recorded in other (income) expense, net.

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

	September 30, 2023		December 31, 2022
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt	$3,170	$2,898	$3,035	$2,685
Vehicle Debt	12,973	12,388	10,948	10,304
Total	$16,143	$15,286	$13,983	$12,989

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's cash equivalents, restricted cash equivalents and Public Warrants that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	September 30, 2023				December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$376	$—	$—	$376	$443	$—	$—	$443
Liabilities:
Public Warrants	$506	$—	$—	$506	$617	$—	$—	$617

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

Public Warrants

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price, a Level 1 input of the fair value hierarchy. For the three and nine months ended September 30, 2023, the fair value adjustment were gains of $328 million and $110 million, respectively. For the three and nine months ended September 30, 2022, the fair value adjustments were gains of $73 million and $584 million, respectively. These amounts are recorded in change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statement of operations for Hertz Global for the three and nine months ended September 30, 2023 and 2022.

Financial Instruments

The fair value of the Company's financial instruments as of September 30, 2023 and December 31, 2022 are disclosed in Note 10, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Note 12—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
costs. As of September 30, 2023 and December 31, 2022, the Company's liability recorded for self-insured liabilities was $472 million. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is regularly monitored based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the three and nine months ended September 30, 2023 or the period after September 30, 2023, but before the filing of this Quarterly Report.

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

Share Repurchase Program Litigation - On May 11, 2023, Angelo Cascia, a purported stockholder of Hertz Global, filed a putative class and derivative lawsuit in the Delaware Court of Chancery against certain current and former directors of Hertz Global, Knighthead Capital Management, LLC, Certares Opportunities LLC, and CK Amarillo LP. The claims in the complaint relate to the Company’s share repurchase programs approved in November 2021 and June 2022. Among other allegations, the plaintiff claims Board members breached their fiduciary duties in approving these share repurchase programs, and that Knighthead, Certares, and CK Amarillo were unjustly enriched because they gained a majority stake in Hertz Global as a result of share repurchases. Defendants’ motion to dismiss the complaint was filed on July 24, 2023. On August 16, 2023, purported stockholder Harlan Strauss filed a motion to intervene and stay the case. A hearing on the motion to intervene is scheduled for November 6, 2023.

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

Other Proceedings

Litigation Against Former Executives - The Company filed litigation in the U.S. District Court for the District of New Jersey against former executives Mark Frissora, Elyse Douglas and John Jefferey Zimmerman on March 25, 2019, and in state court in Florida against former executive Scott Sider on March 28, 2019. The complaints predominantly alleged breach of contract and sought repayment of incentive-based compensation received by the defendants in connection with restatements included in the former Hertz Global Holdings, Inc. ("Old Hertz Holdings") Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. The complaints also sought recovery for the costs of an SEC investigation that resulted in an administrative order on December 31, 2018 with respect to events generally involving the restatements included in Old Hertz Holdings Form 10-K for the year ended December 31, 2014, and other damages resulting from the necessity of the restatements. In October 2019, the Company entered into a confidential settlement agreement with Elyse Douglas, and, on April 14, 2021, the Bankruptcy Court approved a Settlement Agreement between the Company and Scott Sider, closing the Florida action. Additionally, on December 29, 2021, the Company entered into a confidential settlement agreement with Jeff Zimmerman, leaving Mark Frissora as the sole remaining defendant in the New Jersey action. Competing dispositive motions were fully briefed as of October 26, 2022 and on June 26, 2023, the U.S. District Court for the District of New Jersey issued an opinion granting Frissora's motion for summary judgment, and dismissing Hertz's complaint. On August 1, 2023, the parties entered into a confidential settlement agreement. Pursuant to the agreements governing the separation of Herc Holdings Inc. from Hertz Global that occurred on June 30, 2016, Herc Holdings Inc. is entitled to 15% of the net proceeds of any repayment or recovery from these cases.

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

Note 13—Segment Information

The Company’s chief operating decision maker ("CODM") assesses performance and allocates resources based upon the financial information for the Company’s reportable segments. The Company has identified two reportable segments, which are consistent with its operating segments and organized based on the products and services provided and the geographic areas in which business is conducted, as follows:

•Americas RAC – Rental of vehicles (cars, crossovers, vans and light trucks), as well as sales of value-added services, in the U.S., Canada, Latin America and the Caribbean; and

•International RAC – Rental of vehicles (cars, crossovers, vans and light trucks), as well as sales of value-added services, in locations other than the U.S., Canada, Latin America and the Caribbean.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Revenues
Americas RAC	$2,172	$2,042	$5,917	$5,573
International RAC	531	454	1,270	1,077
Total Hertz Global and Hertz	$2,703	$2,496	$7,187	$6,650
Depreciation of revenue earning vehicles and lease charges, net
Americas RAC	$414	$252	$1,035	$220
International RAC	87	42	176	121
Total Hertz Global and Hertz	$501	$294	$1,211	$341

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Adjusted EBITDA
Americas RAC	$302	$564	$894	$1,975
International RAC	109	150	258	269
Total reportable segments	411	714	1,152	2,244
Corporate	(52)	(96)	(209)	(248)
Total Hertz Global and Hertz	$359	$618	$943	$1,996

	As of
(In millions)	September 30, 2023	December 31, 2022
Revenue earning vehicles, net
Americas RAC	$13,049	$10,813
International RAC	2,410	1,682
Total Hertz Global and Hertz	$15,459	$12,495
Total assets
Americas RAC	$19,964	$17,645
International RAC	4,445	3,638
Total reportable segments	24,409	21,283
Corporate	1,145	1,214
Total Hertz Global(1)	25,554	22,497
Corporate - Hertz	(1)	(1)
Total Hertz(1)	$25,553	$22,496
(1)    The consolidated total assets of Hertz Global and Hertz as of September 30, 2023 and December 31, 2022 include total assets of VIEs of $1.9 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Adjusted EBITDA:
Americas RAC	$302	$564	$894	$1,975
International RAC	109	150	258	269
Total reportable segments	411	714	1,152	2,244
Corporate(1)	(52)	(96)	(209)	(248)
Total Hertz Global	359	618	943	1,996
Adjustments:
Non-vehicle depreciation and amortization	(33)	(36)	(100)	(105)
Non-vehicle debt interest, net	(63)	(43)	(170)	(123)
Vehicle debt-related charges(2)	(11)	(9)	(31)	(25)
Restructuring and restructuring related charges(3)	(2)	(8)	(10)	(29)
Change in fair value of Public Warrants(4)	328	73	110	584
Unrealized gains (losses) on financial instruments(5)	(1)	55	(107)	120
Gain on sale of non-vehicle capital assets(6)	—	—	162	—
Other items(7)	(18)	(3)	(18)	(96)
Income (loss) before income taxes	$559	$647	$779	$2,322

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Adjusted EBITDA:
Americas RAC	$302	$564	$894	$1,975
International RAC	109	150	258	269
Total reportable segments	411	714	1,152	2,244
Corporate(1)	(52)	(96)	(209)	(248)
Total Hertz	359	618	943	1,996
Adjustments:
Non-vehicle depreciation and amortization	(33)	(36)	(100)	(105)
Non-vehicle debt interest, net	(63)	(43)	(170)	(123)
Vehicle debt-related charges(2)	(11)	(9)	(31)	(25)
Restructuring and restructuring related charges(3)	(2)	(8)	(10)	(29)
Unrealized gains (losses) on financial instruments(5)	(1)	55	(107)	120
Gain on sale of non-vehicle capital assets(6)	—	—	162	—
Other items(7)	(18)	(3)	(18)	(96)
Income (loss) before income taxes	$231	$574	$669	$1,738

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
(7)Represents miscellaneous items. For the three and nine months ended September 30, 2023, primarily includes certain IT-related costs, charges for certain storm-related vehicle damages and certain professional fees and charges related to the settlement of bankruptcy claims, partially offset by a loss recovery settlement. For the three and nine months ended September 30, 2022, primarily includes bankruptcy claims, certain professional fees and charges related to the settlement of bankruptcy claims and certain non-cash stock-based compensation charges recorded in the first half of the year.

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

This MD&A should be read in conjunction with the MD&A presented in our 2022 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

We operate our vehicle rental business globally from company-owned and franchisee locations in North America, Europe, Latin America, Africa, Asia, Australia, the Caribbean, the Middle East and New Zealand. We also sell vehicles through Hertz Car Sales.

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

Our expenses primarily consist of:
•Direct vehicle and operating expense ("DOE"), primarily wages and related benefits; commissions and concession fees paid to airport authorities, travel agents and others; facility, self-insurance and reservation costs; and other costs relating to the operation and rental of revenue earning vehicles, such as collision, damage, maintenance and fuel costs;
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2023 Operating Overview

The following charts provide the period-over-period change for several key factors influencing our results for the three and nine months ended September 30, 2023 and 2022.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ In millions)	2023	2022		2023	2022
Total revenues	$2,703	$2,496	8%	$7,187	$6,650	8%
Direct vehicle and operating expenses	1,499	1,282	17	4,067	3,534	15
Depreciation of revenue earning vehicles and lease charges, net	501	294	70	1,211	341	NM
Non-vehicle depreciation and amortization	33	36	(10)	100	105	(5)
Selling, general and administrative expenses	209	246	(15)	715	738	(3)
Interest expense, net:
Vehicle	162	27	NM	405	77	NM
Non-vehicle	63	43	44	170	123	38
Interest expense, net	225	70	NM	575	200	NM
Other (income) expense, net	5	(6)	NM	12	(6)	NM
(Gain) from the sale of non-vehicle capital assets	—	—	NM	(162)	—	NM
Income (loss) before income taxes	231	574	(60)	669	1,738	(62)
Income tax (provision) benefit	68	(71)	NM	184	(379)	NM
Net income (loss)	$299	$503	(41)	$853	$1,359	(37)
Adjusted Corporate EBITDA(a)	$359	$618	(42)	$943	$1,996	(53)
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Total revenues increased $207 million in the third quarter of 2023 compared to 2022 driven primarily by higher volume. Americas RAC increased $130 million and International RAC increased $76 million. International RAC revenues were also impacted by a favorable $26 million fx impact in the third quarter of 2023.

DOE increased $217 million in the third quarter of 2023 compared to 2022, with increases of $164 million and $53 million in our Americas RAC and International RAC segments, respectively. DOE in our Americas RAC segment increased due primarily to increased volume. Additionally, DOE in Americas RAC benefited from cost saving initiatives in the third quarter of 2023 which were offset by higher collision and damage costs. We expect collision and damage costs to remain elevated into the fourth quarter of 2023 in our Americas RAC segment. DOE in our International RAC segment increased due primarily to increased volume.

Depreciation of revenue earning vehicles and lease charges, net increased $207 million in the third quarter of 2023 compared to 2022 of which $162 million is attributed to our Americas RAC segment due primarily to lower per unit gains recognized on vehicle dispositions and an increase in Average Vehicles, partially offset by longer vehicle holding periods resulting in lower depreciation rates. Depreciation of revenue earning vehicles and lease charges, net for our International RAC segment increased $45 million due primarily to an increase in Average Vehicles, lower per unit gains recognized on vehicle dispositions and increased vehicle acquisition costs.

SG&A decreased $37 million in the third quarter of 2023 compared to 2022. Factors impacting SG&A in the quarter were due primarily to lower personnel costs largely resulting from decreased incentive compensation, non-cash stock-based compensation costs in our corporate operations and a reduction in litigation reserves in our

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC segment, partially offset by increased IT costs and advertising spend in our Americas RAC segment.

Vehicle interest expense, net increased $136 million in the third quarter of 2023 compared to 2022 due primarily to reduced unrealized gains on interest rate caps, higher benchmark rates on the HVF III 2021-A Notes, higher average interest rates and higher debt levels, primarily in our Americas RAC segment, resulting primarily from the issuance of the HVF III Series 2023 Notes.

Non-vehicle interest expense, net increased $19 million in the third quarter of 2023 compared to 2022 due primarily to higher benchmark rates, partially offset by interest income due to higher market rates.

For the three months ended September 30, 2023, we recorded a tax benefit of $68 million, which resulted in an effective tax rate of (30%). For the three months ended September 30, 2022, we recorded a tax provision of $71 million, which resulted in an effective tax rate of 12%. The change in tax in the three months ended September 30, 2023 compared to 2022 is driven primarily by benefits from electric vehicle credits generated in 2023 and lower pre-tax income, offset by lower valuation allowance releases.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

Total revenues increased $538 million in the nine months ended September 30, 2023 compared to 2022 due to an increase of $345 million and $193 million in our Americas RAC and International RAC segments, respectively, due to higher volume. International RAC revenues were impacted by a favorable $8 million fx impact in the nine months ended September 30, 2023.

DOE increased $533 million in the nine months ended September 30, 2023 compared to 2022 with increases of $437 million and $96 million in our Americas RAC and International RAC segments, respectively. The increase in Americas RAC DOE was due primarily to increased volume. Additionally, DOE in Americas RAC benefited from cost saving initiatives in 2023 which were offset by higher collision and damage costs. We expect collision and damage costs to remain elevated into the fourth quarter of 2023 in our Americas RAC segment. DOE for International RAC increased due primarily to increased volume.

Depreciation of revenue earning vehicles and lease charges, net increased $870 million in the nine months ended September 30, 2023 compared to 2022, primarily driven by our Americas RAC segment. The increase of $816 million in our Americas RAC segment was due primarily to lower per unit gains recognized on vehicle dispositions, an increase in Average Vehicles and lower volume of vehicle dispositions in 2023, partially offset by longer vehicle holding periods resulting in lower depreciation rates. Depreciation of revenue earning vehicles and lease charges, net for our International RAC segment increased $55 million due primarily to an increase in Average Vehicles, lower gains on vehicle dispositions and higher vehicle acquisition costs, partially offset by a higher volume of vehicle dispositions in 2023.

SG&A decreased $23 million in the nine months ended September 30, 2023 compared to 2022 due primarily to lower personnel costs largely resulting from decreased incentive compensation, decreased non-cash stock-based compensation costs in our corporate operations and a reduction in litigation reserves in our International RAC segment, partially offset by increased IT and personnel costs and advertising spend in our Americas RAC segment.

Vehicle interest expense, net increased $328 million in the nine months ended September 30, 2023 compared to 2022 due primarily to reduced unrealized gain on interest rate caps, the realization of $88 million of previously unrealized gains resulting from the unwind of certain interest rate caps in the first quarter of 2023, higher benchmark rates on the HVF III 2021-A Notes, and higher debt levels and higher average interest rates, primarily in our Americas RAC segment, resulting primarily from the issuance of the HVF III Series 2023 Notes. This was partially offset by a $98 million realized gain on the unwind of certain interest rate caps in the first quarter of 2023.

Non-vehicle interest expense, net increased $47 million in the nine months ended September 30, 2023 compared to 2022 due primarily to higher benchmark rates, partially offset by interest income due to higher market rates.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In the nine months ended September 30, 2023, we recognized a gain of $162 million on the sale of certain non-vehicle capital assets in our Americas RAC segment, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.

For the nine months ended September 30, 2023, we recorded a tax benefit of $184 million, which resulted in an effective tax rate of (27%). For the nine months ended September 30, 2022, we recorded a tax provision of $379 million, which resulted in an effective tax rate of 22%. The change in tax in the nine months ended September 30, 2023 compared to 2022 is driven by lower pre-tax income, benefits from electric vehicle credits generated in 2023, and the recognition of uncertain tax benefits related to our tax restructuring of European operations.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had income of $328 million and $110 million from the change in fair value of Public Warrants that was incremental to Hertz for the third quarter and nine months ended September 30, 2023, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

Hertz Global had income of $73 million and $584 million from the change in fair value of Public Warrants that was incremental to Hertz for the third quarter and nine months ended September 30, 2022, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ In millions, except as noted)	2023	2022		2023	2022
Total revenues	$2,172	$2,042	6%	$5,917	$5,573	6%
Depreciation of revenue earning vehicles and lease charges, net	$414	$252	64	$1,035	$220	NM
Direct vehicle and operating expenses	$1,241	$1,077	15	$3,419	$2,982	15
Direct vehicle and operating expenses as a percentage of total revenues	57%	53%		58%	54%
Non-vehicle depreciation and amortization	$27	$29	(8)	$82	$85	(4)
Selling, general and administrative expenses	$114	$85	34	$367	$270	36
Selling, general and administrative expenses as a percentage of total revenues	5%	4%		6%	5%
Vehicle interest expense	$132	$31	NM	$338	$68	NM
Adjusted EBITDA	$302	$564	(46)	$894	$1,975	(55)
Transaction Days (in thousands)(b)	34,278	29,653	16	94,626	84,392	12
Average Vehicles (in whole units)(f)	467,916	425,596	10	446,101	415,110	7
Average Rentable Vehicles (in whole units)(c)	442,353	397,488	11	422,595	390,071	8
Vehicle Utilization(c)	84%	81%		82%	79%
Total RPD (in dollars)(d)	$63.33	$68.67	(8)	$62.50	$65.89	(5)
Total RPU Per Month (in whole dollars)(e)	$1,636	$1,708	(4)	$1,555	$1,584	(2)
Depreciation Per Unit Per Month (in whole dollars)(f)	$295	$198	49%	$258	$59	NM
Percentage of program vehicles as of period end	1%	—%		1%	—%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Total Americas RAC revenues increased $130 million in the third quarter of 2023 compared to 2022 due to higher volume. The 16% increase in Transaction Days was driven by volume increases across most leisure categories and ride sharing. The decrease in Total RPD was driven by elevated rates in the third quarter of 2022 resulting from a significant surge in travel demand combined with tight fleeting. Airport revenues comprised 69% of total revenues for the segment in both the third quarter of 2023 and 2022.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $162 million in the third quarter of 2023 compared to 2022 due primarily to lower per unit gains recognized on vehicle dispositions and an increase in Average Vehicles, partially offset by longer vehicle holding periods resulting in lower depreciation rates. Average Vehicles increased in the third quarter of 2023 compared to 2022 due to sustained travel demand.

DOE for Americas RAC increased $164 million in the third quarter of 2023 compared to 2022 due primarily to increased volume. Additionally, DOE benefited from cost saving initiatives in the third quarter of 2023 which were

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

offset by higher collision and damage costs. We expect collision and damage costs to remain elevated into the fourth quarter of 2023.

SG&A for Americas RAC increased $29 million in the third quarter of 2023 compared to 2022 due primarily to increased IT costs and advertising spend.

Vehicle interest expense for Americas RAC increased $101 million in the third quarter of 2023 compared to 2022 due primarily to reduced unrealized gains on interest rate caps, higher benchmark rates on the HVF III 2021-A Notes, higher average interest rates and higher debt levels resulting primarily from the issuance of the HVF III Series 2023 Notes.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

Total Americas RAC revenues increased $345 million in the nine months ended September 30, 2023 compared to 2022 due to higher volume. The 12% increase in Transaction Days was driven primarily by volume increases across most leisure categories and ride sharing due to increased travel demand. The decrease in Total RPD was driven by elevated rates in 2022 resulting from a significant surge in travel demand combined with tight fleeting. Airport revenues comprised 69% of total revenues for the segment in the nine months ended September 30, 2023 as compared to 71% in the nine months ended September 30, 2022. Americas RAC revenues were also impacted by an unfavorable $11 million fx impact in the nine months ended September 30, 2023.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $816 million in the nine months ended September 30, 2023 compared to 2022 due primarily to lower per unit gains recognized on vehicle dispositions, an increase in Average Vehicles and lower volume of vehicle dispositions in 2023, partially offset by longer vehicle holding periods resulting in lower depreciation rates. Average Vehicles increased in the nine months ended September 30, 2023 compared to 2022 due to sustained travel demand.

DOE for Americas RAC increased $437 million in the nine months ended September 30, 2023 compared to 2022 due primarily to increased volume. Additionally, DOE benefited from cost saving initiatives in 2023 which were offset by higher collision and damage costs. We expect collision and damage costs to remain elevated into the fourth quarter of 2023. Americas RAC DOE was also impacted by an unfavorable $7 million fx impact in the nine months ended September 30, 2023.

SG&A for Americas RAC increased $97 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due primarily to increased IT and personnel costs and advertising spend.

Vehicle interest expense for Americas RAC increased $269 million in the nine months ended September 30, 2023 compared to 2022 due primarily to the realization of $88 million of previously unrealized gains resulting from the unwind of certain interest rate caps in the first quarter of 2023, higher benchmark rates on the HVF III 2021-A Notes, higher debt levels and higher average interest rates resulting primarily from the issuance of the HVF III Series 2023 Notes. This was partially offset by a $98 million realized gain on the unwind of interest rate caps in the first quarter of 2023.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2023	2022		2023	2022
Total revenues	$531	$454	17%	$1,270	$1,077	18%
Depreciation of revenue earning vehicles and lease charges, net	$87	$42	NM	$176	$121	46
Direct vehicle and operating expenses	$258	$206	26	$651	$554	17
Direct vehicle and operating expenses as a percentage of total revenues	49%	45%		51%	51%
Non-vehicle depreciation and amortization	$3	$3	(7)	$8	$10	(17)
Selling, general and administrative expenses	$40	$53	(24)	$122	$142	(14)
Selling, general and administrative expenses as a percentage of total revenues	8%	12%		10%	13%
Vehicle interest expense	$30	$(4)	NM	$67	$9	NM
Adjusted EBITDA	$109	$150	(28)	$258	$269	(4)
Transaction Days (in thousands)(b)	8,817	7,470	18	21,962	18,796	17
Average Vehicles (in whole units)(f)	122,572	107,144	14	105,997	93,976	13
Average Rentable Vehicles (in whole units)(c)	119,914	106,020	13	103,861	93,012	12
Vehicle Utilization(c)	80%	77%		77%	74%
Total RPD (in dollars)(d)	$59.09	$62.73	(6)	$56.86	$56.85	—
Total RPU Per Month (in whole dollars)(e)	$1,448	$1,473	(2)	$1,336	$1,277	5
Depreciation Per Unit Per Month (in whole dollars)(f)	$229	$135	69	$180	$141	28
Percentage of program vehicles as of period end	33%	30%		33%	30%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Total revenues for International RAC increased $76 million in the third quarter of 2023 compared to 2022 due to higher volume. Transaction Days increased 18% driven by higher volume in most leisure and business categories, primarily in Europe, due to increased travel demand. The decrease in Total RPD was driven by elevated rates in the third quarter of 2022 resulting from a significant surge in travel demand combined with tight fleeting. International RAC revenues were also impacted by a favorable $26 million fx impact in the third quarter of 2023.

Depreciation of revenue earning vehicles and lease charges, net for International RAC in the third quarter of 2023 increased $45 million compared to 2022 due primarily to an increase in Average Vehicles, lower per unit gains recognized on vehicle dispositions and increased vehicle acquisition costs. Depreciation of revenue earning vehicles and lease charges, net were also impacted by a favorable $6 million fx impact in the third quarter of 2023. Average Vehicles for International RAC increased in the third quarter of 2023 due to sustained travel demand.

DOE for International RAC increased $53 million in the third quarter of 2023 compared to 2022 due primarily to increased volume. International RAC DOE was also impacted by a favorable $13 million fx impact in the third quarter of 2023.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A for International RAC in the third quarter of 2023 decreased $13 million compared to 2022 due primarily to a reduction in litigation reserves and decreased incentive compensation.

Vehicle interest expense for International RAC increased $34 million in the third quarter of 2023 compared to 2022 due primarily to higher market interest rates and higher debt levels resulting from the incorporation of the Italian fleet within the European ABS financing structure.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

Total revenues for International RAC increased $193 million in the nine months ended September 30, 2023 compared to 2022 due to higher volume. Transaction Days increased 17% driven primarily by higher volume in most leisure and business categories due to increased travel demand. Total RPD was flat compared to 2022. International RAC revenues were also impacted by a favorable $8 million fx impact in the nine months ended September 30, 2023.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $55 million in the nine months ended September 30, 2023 compared to 2022 due primarily to an increase in Average Vehicles, lower per unit gains on vehicle dispositions and higher vehicle acquisition costs, partially offset by a higher volume of vehicle dispositions in 2023. Depreciation of revenue earning vehicles and lease charges, net were also impacted by a favorable $5 million fx impact in the nine months ended September 30, 2023. Average Vehicles for International RAC increased in 2023 due to increased travel demand.

DOE for International RAC increased $96 million in the nine months ended September 30, 2023 compared to 2022 due primarily to increased volume.

SG&A for International RAC decreased $20 million in the nine months ended September 30, 2023 compared to 2022 due primarily to decreased incentive compensation and a reduction in litigation reserves.

Vehicle interest expense for International RAC increased $58 million in the nine months ended September 30, 2023 compared to 2022 due primarily to higher market interest rates and higher debt levels resulting from the incorporation of the Italian fleet within the European ABS financing structure.

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
Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$299	$503	$853	$1,359
Adjustments:
Income tax provision (benefit)	(68)	71	(184)	379
Non-vehicle depreciation and amortization	33	36	100	105
Non-vehicle debt interest, net	63	43	170	123
Vehicle debt-related charges(1)	11	9	31	25
Restructuring and restructuring related charges(2)	2	8	10	29
Unrealized (gains) losses on financial instruments(3)	1	(55)	107	(120)
Gain on sale of non-vehicle capital assets(4)	—	—	(162)	—
Other items(5)	18	3	18	96
Adjusted Corporate EBITDA	$359	$618	$943	$1,996
Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$629	$577	$964	$1,943
Adjustments:
Income tax provision (benefit)	(70)	70	(185)	379
Non-vehicle depreciation and amortization	33	36	100	105
Non-vehicle debt interest, net	63	43	170	123
Vehicle debt-related charges(1)	11	9	31	25
Restructuring and restructuring related charges(2)	2	8	10	29
Unrealized (gains) losses on financial instruments(3)	1	(55)	107	(120)
Gain on sale of non-vehicle capital assets(4)	—	—	(162)	—
Change in fair value of Public Warrants(6)	(328)	(73)	(110)	(584)
Other items(5)	18	3	18	96
Adjusted Corporate EBITDA	$359	$618	$943	$1,996
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(5)Represents miscellaneous items. For the three and nine months ended September 30, 2023, primarily includes certain IT-related costs, charges for certain storm-related vehicle damages and certain professional fees and charges related to the settlement of bankruptcy claims, partially offset by a loss recovery settlement. For the three and nine months ended September 30, 2022, primarily includes bankruptcy claims, certain professional fees and charges related to the settlement of bankruptcy claims and certain non-cash stock-based compensation charges recorded in the first half of the year.
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

	Americas RAC		International RAC
	Three Months Ended September 30,
	2023	2022	2023	2022
Transaction Days (in thousands)	34,278	29,653	8,817	7,470
Average Rentable Vehicles (in whole units)	442,353	397,488	119,914	106,020
Number of days in period (in whole units)	92	92	92	92
Available Car Days (in thousands)	40,709	36,585	11,035	9,754
Vehicle Utilization	84%	81%	80%	77%

	Americas RAC		International RAC
	Nine Months Ended September 30,
	2023	2022	2023	2022
Transaction Days (in thousands)	94,626	84,392	21,962	18,796
Average Rentable Vehicles (in whole units)	422,595	390,071	103,861	93,012
Number of days in period (in whole units)	273	273	273	273
Available Car Days (in thousands)	115,433	106,538	28,389	25,417
Vehicle Utilization	82%	79%	77%	74%

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

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2023	2022	2023	2022
Revenues	$2,172	$2,042	$531	$454
Foreign currency adjustment(1)	(1)	(6)	(10)	15
Total Revenues - adjusted for foreign currency	$2,171	$2,036	$521	$469
Transaction Days (in thousands)	34,278	29,653	8,817	7,470
Total RPD (in dollars)	$63.33	$68.67	$59.09	$62.73

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2023	2022	2023	2022
Revenues	$5,917	$5,573	$1,270	$1,077
Foreign currency adjustment(1)	(3)	(12)	(21)	(8)
Total Revenues - adjusted for foreign currency	$5,914	$5,561	$1,249	$1,069
Transaction Days (in thousands)	94,626	84,392	21,962	18,796
Total RPD (in dollars)	$62.50	$65.89	$56.86	$56.85
(1)Based on December 31, 2022 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues - adjusted for foreign currency divided by the Average Rentable Vehicles in each period and then divided by the number of months in the period reported.

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2023	2022	2023	2022
Total Revenues - adjusted for foreign currency	$2,171	$2,036	$521	$469
Average Rentable Vehicles (in whole units)	442,353	397,488	119,914	106,020
Total revenue per unit (in whole dollars)	$4,908	$5,123	$4,345	$4,420
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,636	$1,708	$1,448	$1,473

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2023	2022	2023	2022
Total Rental Revenues	$5,914	$5,561	$1,249	$1,069
Average Rentable Vehicles (in whole units)	422,595	390,071	103,861	93,012
Total revenue per unit (in whole dollars)	$13,995	$14,256	$12,024	$11,489
Number of months in period (in whole units)	9	9	9	9
Total RPU Per Month (in whole dollars)	$1,555	$1,584	$1,336	$1,277

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

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2023	2022	2023	2022
Depreciation of revenue earning vehicles and lease charges, net	$414	$252	$87	$42
Foreign currency adjustment(1)	1	1	(3)	2
Adjusted depreciation of revenue earning vehicles and lease charges	$415	$253	$84	$44
Average Vehicles (in whole units)	467,916	425,596	122,572	107,144
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$886	$593	$688	$406
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$295	$198	$229	$135

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2023	2022	2023	2022
Depreciation of revenue earning vehicles and lease charges, net	$1,035	$220	$176	$121
Foreign currency adjustment(1)	1	1	(4)	(2)
Adjusted depreciation of revenue earning vehicles and lease charges	$1,036	$221	$172	$119
Average Vehicles (in whole units)	446,101	415,110	105,997	93,976
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$2,323	$532	$1,621	$1,271
Number of months in period (in whole units)	9	9	9	9
Depreciation Per Unit Per Month (in whole dollars)	$258	$59	$180	$141
(1)Based on December 31, 2022 foreign currency exchange rates for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements maintained by us in the U.S. and internationally.

Cash and Cash Equivalents

As of September 30, 2023, we had $594 million of cash and cash equivalents and $462 million of restricted cash and cash equivalents. As of September 30, 2023, $290 million of cash and cash equivalents and $58 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We continue to assert non-permanent reinvestment of foreign earnings that give rise to excess cash, provided such cash can be remitted in a tax efficient manner.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations for at least the next twelve months.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz

As of September 30, 2023 and December 31, 2022, Hertz had cash and cash equivalents of $594 million and $943 million, respectively, and restricted cash and cash equivalents of $462 million and $475 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2023	2022	$ Change
Cash provided by (used in):
Operating activities	$1,907	$2,261	$(354)
Investing activities	(4,108)	(3,473)	(635)
Financing activities	1,836	120	1,716
Effect of exchange rate changes	3	(50)	53
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(362)	$(1,142)	$780

During the nine months ended September 30, 2023, cash flows from operating activities decreased $354 million period over period due primarily to a $359 million change in working capital accounts, partially offset by a $5 million change in net income, as adjusted for non-cash and non-operating items. Cash flows from working capital accounts decreased due primarily to a reduction in accrued liabilities due in part to incentive payments in 2023 and bankruptcy claims in 2022. Additionally, cash flows from working capital accounts decreased due to higher value added tax receivables in 2023 associated with vehicle acquisitions.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the nine months ended September 30, 2023, there was a $635 million increase in the cash used in investing activities period over period due primarily to a $751 million increase in revenue earning vehicle expenditures, net, partially offset by $168 million of net proceeds received in 2023 from the sale of certain non-vehicle capital assets as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. The increase in revenue earning vehicle expenditures, net primarily resulted from lower per unit gains recognized on vehicle dispositions in the 2023 period in our Americas RAC and International RAC segments and increased vehicle acquisition costs in our International RAC segment

Net financing cash inflows were $1.8 billion in the nine months ended September 30, 2023 compared to $120 million in the 2022 period. The $1.7 billion increase in cash inflows is due primarily to a $1.9 billion reduction in dividends paid to Hertz Holdings in 2023, which were primarily used for share repurchases in 2022. Net financing cash inflows in the nine months ended September 30, 2023 also increased as a result of a $151 million increase in net proceeds from non-vehicle debt resulting primarily from outstanding draws on the First Lien RCF in the second and third quarters of 2023, partially offset by a decrease of $326 million in net proceeds from vehicle debt as a result of less issuances in 2023 versus 2022.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz Global

As of September 30, 2023 and December 31, 2022, Hertz Global had cash and cash equivalents of $594 million and $943 million, respectively, and restricted cash and cash equivalents of $462 million and $475 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for Hertz Global the periods shown:

	Nine Months Ended September 30,
(In millions)	2023	2022	$ Change
Cash provided by (used in):
Operating activities	$1,910	$2,261	$(351)
Investing activities	(4,108)	(3,473)	(635)
Financing activities	1,833	119	1,714
Effect of exchange rate changes	3	(50)	53
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(362)	$(1,143)	$781

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

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board of Directors approved, the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the three and nine months ended September 30, 2023, a total of 3,022,385 and 15,024,640 shares of Hertz Global's common stock were repurchased under the 2022 Share Repurchase Program at an average share price of $16.57 and $16.65 for an aggregate purchase price of $50 million and $250 million, excluding applicable excise tax, respectively. As of September 30, 2023, a total of 62,327,649 shares of Hertz Global's common stock have been repurchased since the inception of the 2022 Share Repurchase Program for an aggregate purchase price of $1.1 billion, excluding applicable excise tax.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022 in Part I, Item I of this Quarterly Report.

Between October 1, 2023 and October 19, 2023, a total of 992,371 shares of Hertz Global's common stock were repurchased at an average share price of $11.14 for an aggregate purchase price of $11 million, excluding applicable excise tax.

Hertz Global funded the share repurchases with available cash and dividend distributions from Hertz.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Debt Financing

Refer to Note 5, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of September 30, 2023.

Cash paid for interest on vehicle debt during the nine months ended September 30, 2023 and 2022 was $341 million and $151 million, respectively. The $190 million increase in cash paid for vehicle debt interest is due primarily to higher interest rates and higher debt levels. Cash paid for interest on non-vehicle debt during the nine months ended September 30, 2023 and 2022 was $170 million and $97 million, respectively. The $73 million increase in cash paid for non-vehicle debt interest is due primarily to higher interest rates and outstanding borrowings on the First Lien RCF during 2023.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$594	$943
Availability under the First Lien RCF	1,103	1,514
Corporate liquidity	$1,697	$2,457

Non-vehicle Debt

In March 2023, Hertz increased the aggregate committed amount of the First Lien RCF from $1.9 billion to $2.0 billion.

In May 2023, Hertz amended the First Lien Credit Agreement to change the benchmark interest rate on the Term B Loan and the Term C Loan from USD LIBOR to SOFR in connection with the cessation of USD LIBOR.

Letters of Credit

As of September 30, 2023, there were outstanding standby letters of credit totaling $1.0 billion comprised primarily of $747 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of September 30, 2023, no capacity remains to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of September 30, 2023, none of the issued letters of credit were drawn.

Vehicle Debt

Americas RAC

HVF III U.S. Vehicle Variable Funding Notes

The HVF III Series 2021-A Notes were amended in June 2023 to increase the maximum principal amount that may be outstanding from $3.9 billion to $4.1 billion. Additionally, the maturity dates of the Series 2021-A Class A Notes and Class B Notes were extended to June 2025 and August 2025, respectively.

HVF III U.S. Vehicle Medium Term Notes

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following HVF III Series 2023 Fixed Rate Rental Car Asset Backed Notes (the "HVF III Series 2023 Notes") were issued during the nine months ended September 30, 2023:
•HVF III Series 2023-1 Notes, issued in March 2023, in an aggregate principal amount of $500 million. At the time of issuance, Hertz, an affiliate of HVF III, purchased the Class D Notes in an aggregate principal amount of $40 million.
•HVF III Series 2023-2 Notes, issued in March 2023, in an aggregate principal amount of $300 million.
•HVF III Series 2023-3 Notes and Series 2023-4 Notes, issued in August 2023, in aggregate principal amounts of $500 million, respectively.

There is subordination within each of the preceding series based on class.

At the time of each respective issuance, proceeds from the HVF III Series 2023 Notes were used primarily to repay amounts outstanding on the Series 2021-A Notes, with any remaining funds used for the purchase or refinancing of certain eligible vehicles.

HVF III Series Class D Notes: At the time of initial issuance of the Class D Notes, Hertz, an affiliate of HVF III, purchased the Class D Notes. In September 2023, Hertz sold the Class D Notes to third parties.

(In millions)	Aggregate Principal Amount
HVF III Series 2022-2 Class D Notes	$98
HVF III Series 2022-5 Class D Notes	47
HVF III Series 2023-1 Class D Notes	40
Total	$185

Repurchase Facilities

As of September 30, 2023, there were no repurchase transactions outstanding under the Repurchase Facilities.

Hertz Canadian Securitization

The Hertz Canadian Securitization was amended in June 2023 to provide for aggregate maximum borrowings of CAD$475 million and to extend the maturity date to June 2025. Additionally, the Hertz Canadian Securitization was amended to provide for aggregate maximum borrowings of CAD$575 million for a seasonal commitment period through November 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to CAD$475 million.

International RAC

European ABS

The European ABS was amended in September 2023 to (i) increase the aggregate maximum borrowings to €1.2 billion, (ii) extend the maturity date to March 2026 and (iii) amend certain other provisions to provide for further operating flexibility.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The New Zealand RCF was amended in August 2023 to provide for aggregate maximum borrowings of NZD$120 million and to extend the maturity date to June 2025.

Australian Securitization

The Australian Securitization was amended in June 2023 to provide for aggregate maximum borrowings of AUD$340 million and to extend the maturity date to June 2025.

U.K. Financing Facility

The U.K. Financing Facility was amended in June 2023 to provide for aggregate maximum borrowings of £135 million and to extend the maturity date to November 2024. Additionally, the U.K. Financing Facility was amended to provide for aggregate maximum borrowings of £155 million for a seasonal commitment period through October 2023. Following the expiration of the seasonal commitment period, aggregate maximum borrowings will revert to £135 million.

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

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. As of September 30, 2023, we were in compliance with the First Lien Ratio.

In addition to the financial covenant, the First Lien Credit Agreement contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and the granting of security interests for the benefit of the secured parties under that agreement on after-acquired real property, fixtures and future subsidiaries. The First Lien Credit Agreement also contains customary negative covenants, including, among other things, the incurrence of liens, indebtedness, asset dispositions and restricted payments. As of September 30, 2023, we were in compliance with all covenants in the First Lien Credit Agreement.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2023
First Quarter	$(2,824)	$1,206	$(1,618)
Second Quarter	(3,719)	1,560	(2,159)
Third Quarter	(1,769)	1,412	(357)
Total	$(8,312)	$4,178	$(4,134)
2022
First Quarter	$(2,985)	$1,471	$(1,514)
Second Quarter	(3,104)	1,416	(1,688)
Third Quarter	(1,764)	1,583	(181)
Total	$(7,853)	$4,470	$(3,383)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2023	2022	$ Change	% Change
Americas RAC	$(3,237)	$(2,651)	$(586)	22
International RAC	(897)	(732)	(165)	23
Total	$(4,134)	$(3,383)	$(751)	22

Revenue earning vehicle expenditures increased $459 million, or 6%, in the nine months ended September 30, 2023 compared to the 2022 period, primarily in our International RAC segment, resulting from increased vehicle acquisition costs. Revenue earning vehicle disposal proceeds decreased $292 million for the nine months ended September 30, 2023 compared to the 2022 period resulting primarily from lower per unit gains recognized on vehicle dispositions in our Americas RAC segment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2023
First Quarter	$(45)	$175	$130
Second Quarter	(78)	1	(77)
Third Quarter	(28)	2	(26)
Total	$(151)	$178	$27
2022
First Quarter	$(30)	$1	$(29)
Second Quarter	(29)	5	(24)
Third Quarter	(45)	4	(41)
Total	$(104)	$10	$(94)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2023	2022	$ Change	% Change
Americas RAC	$75	$(81)	$156	NM
International RAC	(12)	(8)	(4)	50
Corporate	(36)	(5)	(31)	NM
Total	$27	$(94)	$121	NM
NM - Not meaningful

In the nine months ended September 30, 2023, proceeds for non-vehicle capital assets increased by $168 million compared to 2022, primarily in our Americas RAC segment, resulting primarily from the sale of certain non-vehicle capital assets as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. In the nine months ended September 30, 2023, expenditures for non-vehicle capital assets increased by $47 million compared to the 2022 period, primarily in our corporate operations, driven in part by increased IT-related and electric vehicle charging infrastructure spend.

CONTRACTUAL OBLIGATIONS

As of September 30, 2023, there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our known contractual and other obligations as set forth in the table included in Part II, Item 7 of our 2022 Form 10-K. Changes to our aggregate indebtedness, including related interest and terms of new issuances, are disclosed in Note 5, "Debt," in Part I, Item 1 of this Quarterly Report.

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

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among other things, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under Item 1A, "Risk Factors," included in our 2022 Form 10-K and this Quarterly Report and the following, which were derived in part from the risks set forth in Item 1A, "Risk Factors," of our 2022 Form 10-K and this Quarterly Report:

•our ability to purchase adequate supplies of competitively priced vehicles at a reasonable cost in order to efficiently service rental demand, including as a result of disruptions in the global supply chain and inflationary pressures;
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
•uncertainty with respect to the economics of electric vehicles, including those driven by customer demand, pricing, maintenance, incidence rate and cost of collision and damages, and residual value volatility;
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
•our ability to comply with environmental, social and governance ("ESG") regulations, meet increasing ESG expectations of stakeholders, and otherwise achieve ESG goals;
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

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER
PURCHASES OF EQUITY SECURITIES

The following table provides a breakdown of our equity security repurchases during the third quarter of 2023.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of the publicly announced plan or program	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the publicly announced plan or program (In thousands)
Common Stock
July 1 – July 31, 2023	873,550	$18.17	873,550	$949,479
August 1 – August 31, 2023	1,079,722	$16.93	1,079,722	$931,199
September 1 – September 30, 2023	1,069,113	$14.89	1,069,113	$915,279
Total	3,022,385	$16.57	3,022,385	$915,279

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

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board of Directors approved, the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. During the three and nine months ended September 30, 2023, a total of 3,022,385 and 15,024,640 shares of Hertz Global's common stock were repurchased under the 2022 Share Repurchase Program at an average share price of $16.57 and $16.65 for an aggregate purchase price of $50 million and $250 million, excluding applicable excise tax, respectively. As of September 30, 2023, a total of 62,327,649 shares of Hertz Global's common stock have been repurchased since the inception of the 2022 Share Repurchase Program for an aggregate purchase price of $1.1 billion, excluding applicable excise tax.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

During the quarter ended September 30 2023, no director or officer has entered into any (i) contract or written plan for the purchase or sale of securities of Hertz Global intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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
Series 2023-3 Supplement, dated as of August 24, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 24, 2023).

10.2	Hertz Holdings Hertz
Series 2023-4 Supplement, dated as of August 24, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 24, 2023).

10.3	Hertz Holdings Hertz
Amended and Restated Issuer Facility Agreement, amended and restated on September 22, 2023, by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation U.K. Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on September 26, 2023).

10.4	Hertz Holdings Hertz
Amended and Restated Dutch Master Lease and Servicing Agreement, amended and restated on September 22, 2023, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Automobielen Nederland B.V., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

10.5	Hertz Holdings Hertz
Amended and Restated French Master Lease and Servicing Agreement, amended and restated on September 22, 2023, by and among RAC Finance SAS., Hertz France SAS., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

10.6	Hertz Holdings Hertz
Amended and Restated German Master Lease and Servicing Agreement, amended and restated on September 22, 2023, by and among Hertz Fleet Limited, Hertz Autovermietung GMBH, those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

10.7	Hertz Holdings Hertz
Amended and Restated Spanish Master Lease and Servicing Agreement, amended and restated on September 22, 2023, by and among Stuurgroep Fleet (Netherlands) B.V., Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, Hertz de Espana, S.L.U., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.8	Hertz Holdings Hertz
Amended and Restated Master Definitions and Constructions Agreement, amended and restated on September 22, 2023, by and among International Fleet Financing No. 2 B.V., Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SL, Hertz Autovermietung GMBH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas, BNP Paris, Italian Branch, BNP Paribas S.A., Hertz Italiana S.R.L., IFM SPV S.R.L., Hertz Fleet Italiana S.R.L., Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, The Hertz Corporation, BNP Paribas, Luxembourg Branch, TMF SFS Management BV, TMF France Management SARL, TMF France SAS, KPMG Advisory SAS., BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Banca Nazionale Del Lavoro S.P.A., Sanne Trustee Services Limited, certain committed note purchasers, conduit investors and funding agents named therein, Hertz Holdings Netherlands 2 B.V. and Hertz International Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on September 26, 2023).

10.9	Hertz Holdings Hertz	Offer Letter between Alexandra Brooks and Hertz Global Holdings, Inc. dated July 25, 2023.†*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	InIine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document)
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

Date:	October 26, 2023	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ ALEXANDRA BROOKS
Alexandra Brooks Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)