Form 10-K
period 2023-12-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2024-02-12
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address, Zip Code and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	The Nasdaq Stock Market LLC
Hertz Global Holdings, Inc.	Warrants to purchase Common Stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.80 per share, subject to adjustment	HTZWW	The Nasdaq Stock Market LLC
The Hertz Corporation	None		None	None

Securities registered pursuant to Section 12(g) of the Act:
Hertz Global Holdings, Inc.	None
The Hertz Corporation	None

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Hertz Global Holdings, Inc. as of June 30, 2023, the last business day of the most recently completed second fiscal quarter, based on the closing price of the stock on the Nasdaq Global Select Market on such date was $2.4 billion. There is no market for The Hertz Corporation's common stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

		Class	Shares Outstanding as of	February 7, 2024
Hertz Global Holdings, Inc.		Common Stock, par value $0.01 per share	305,296,256
The Hertz Corporation	(1)	Common Stock, par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

DOCUMENTS INCORPORATED BY REFERENCE

Hertz Global Holdings, Inc.
Information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to Hertz Global Holdings, Inc.'s definitive proxy statement for its 2024 Annual Meeting of Stockholders. Hertz Global Holdings, Inc. intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after its fiscal year ended December 31, 2023.

The Hertz Corporation	None

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

GLOSSARY OF TERMS

Unless the context otherwise requires in this Annual Report on Form 10-K for the year ended December 31, 2023, we use the following defined terms:
(i)"2023 Annual Report" or "Combined Form 10-K" means this Annual Report on Form 10-K for the year ended December 31, 2023, which combines the annual reports on Form 10-K for each of Hertz Global Holdings, Inc. and The Hertz Corporation into a single filing;

(ii)"2021 Rights Offering" means the Company's rights offering providing for the issuance of common stock in reorganized Hertz Global by Hertz Global's former equity holders, holders of the Company's Senior Notes and lenders under the Alternative Letter of Credit Facility and certain equity commitment parties pursuant to their obligations under an equity purchase and commitment agreement;

(iii)"All other operations" means our former All Other Operations reportable segment which was no longer deemed a reportable segment in the second quarter of 2021 resulting from the sale of our Donlen subsidiary on March 30, 2021;

(iv)"Americas RAC" means our rental car reportable segment established in the second quarter of 2021 consisting of the countries and regions of the U.S., Canada, Latin America and the Caribbean;

(v)"Apollo" means Apollo Capital Management L.P. and its affiliates;

(vi)"Bankruptcy Code" means Title 11 of the United States Code, 11 U.S.C. §§ 101-1532;

(vii)"Bankruptcy Court" means the U.S. Bankruptcy Court for the District of Delaware;

(viii)"Board" means board of directors;

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

i

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

(xviii)"Dollar Thrifty" means Dollar Thrifty Automotive Group, Inc., a consolidated subsidiary of the Company;

(xix)"Effective Date" means June 30, 2021, the date on which the Plan of Reorganization became effective and the Company emerged from Chapter 11;

(xx)"Exchange Act" means the Securities Exchange Act of 1934;

(xxi)"ESG" means environmental, social and governance;

(xxii)"FASB" means the Financial Accounting Standards Board;

(xxiii)"First Lien Credit Agreement" means the credit agreement reorganized Hertz entered into on the Effective Date as further described in Note 6, "Debt," in Part II, Item 8 of this 2023 Annual Report;

(xxiv)"First Lien Credit Facilities" means the First Lien RCF and Term Loans, collectively, provided for under the First Lien Credit Agreement as further described in Note 6, "Debt," in Part II, Item 8 of this 2023 Annual Report;

(xxv)"First Lien RCF" means the senior secured revolving credit facility in an initial aggregate committed amount of $1.3 billion as further described in Note 6, "Debt," in Part II, Item 8 of this 2023 Annual Report;

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

(xxx)"Hertz Holdings" refers to Hertz Global Holdings, Inc. excluding its subsidiaries and VIEs;

(xxxi)"HVF III" refers to Hertz Vehicle Financing III LLC, a wholly-owned, special-purpose and bankruptcy-remote subsidiary of Hertz;

(xxxii)"International RAC" means our international rental car reportable segment, which, effective in the second quarter of 2021, no longer includes Canada, Latin America and the Caribbean ;

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

(xxxiii)“non-program vehicles” means vehicles not purchased under repurchase or guaranteed depreciation programs and thus for which we are exposed to residual risk;

(xxxiv)"Plan of Reorganization" means the solicitation version of the First Modified Third Amended Joint Chapter 11 Plan of Reorganization of the Debtors (as amended, supplemented or otherwise modified in accordance with its terms);

(xxxv)"Plan Sponsors" means collectively Apollo, Knighthead Capital Management, LLC and its affiliates and Certares Opportunities LLC and its affiliates;

(xxxvi)"program vehicles" means vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers;

(xxxvii)"Public Warrants" means 30-year public warrants as further described in Note 17, "Public Warrants - Hertz Global," in Part II, Item 8 of this 2023 Annual Report;

(xxxviii)"replacement renters" means renters who need vehicles while their vehicle is being repaired or is temporarily unavailable for other reasons;

(xxxix)"SEC" means the U.S. Securities and Exchange Commission;

(xl)"Series A Preferred Stock" means Hertz Global preferred stock that was issued in connection with the Plan of Reorganization, and subsequently repurchased and retired by Hertz Global in December 2021;

(xli)"Term Loans" means the Term B Loan and Term C Loan, collectively, as further described in Note 6, "Debt," in Part II, Item 8 of this 2023 Annual Report;

(xlii)"Ride Share Partners" means certain ride share companies with whom we have entered into commercial arrangements to provide rental vehicles to their drivers;

(xliii)"U.S." means the United States of America;

(xliv)"U.S. GAAP" means accounting principles generally accepted in the U.S.;

(xlv)"VIE" means variable interest entity; and

(xlvi)"vehicles” means cars, vans, crossovers and light trucks.

We have proprietary rights to a number of trademarks used in this 2023 Annual Report that are important to our business, including, without limitation, Hertz, Dollar, Thrifty, Hertz Gold Plus Rewards and Hertz Ultimate Choice. Solely for convenience, we have omitted the ® and ™ trademark designations for trademarks named in this 2023 Annual Report, but references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

COMBINED FORM 10-K

This 2023 Annual Report combines the annual reports on Form 10-K for the year ended December 31, 2023 of Hertz Global and Hertz.

Hertz Global owns all shares of the common stock of Hertz through its wholly-owned subsidiary, Rental Car Intermediate Holdings, LLC.

Management operates Hertz Global and Hertz as one enterprise. The management of Hertz Global consists of the same members as the management of Hertz. These individuals are officers of Hertz Global and Hertz and employees of Hertz. The members of Hertz's Board are all executive officers of Hertz Global.

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

Hertz, generally through its subsidiaries, holds all of the revenue earning vehicles, property, plant and equipment and all other assets, including the ownership interests in consolidated and unconsolidated VIEs, of the business. Hertz conducts the operations of the business and is structured as a corporation with no publicly traded equity. Except to the extent that net proceeds from security issuances by Hertz Global and cash exercises of Hertz Global Public Warrants, are contributed to Hertz, Hertz generates its required capital through its operations or financing activities, including the incurrence of indebtedness.

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

This report also includes separate Exhibit 31 and 32 certifications for each of Hertz Global and Hertz in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that Hertz Global and Hertz are compliant with Rule 13a-15 or Rule 15d-15 of the Exchange Act and 18 U.S.C. §1350.

This Combined Form 10-K is separately filed by Hertz Global Holdings, Inc. and The Hertz Corporation. Each registrant hereto is filing on its own behalf all of the information contained in this 2023 Annual Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS

Certain statements contained or incorporated by reference in this 2023 Annual Report include "forward-looking statements." Forward-looking statements are identified by words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts," "guidance" or similar expressions, and include information concerning our liquidity, our results of operations, our business strategies, the business environment and other information. These forward-looking statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors. We believe these judgments are reasonable, but you should understand that these forward-looking statements are not guarantees of future performance or results and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among other things, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under Item 1A,"Risk Factors," set forth in this 2023 Annual Report, and the following, which also summarizes the principal risks of our business:
•mix of program and non-program vehicles in our fleet, which can lead to increased exposure to residual value risk upon disposition;
•the potential for residual values associated with non-program vehicles in our fleet to decline, including suddenly or unexpectedly, or fail to follow historical seasonal patterns;
•our ability to purchase adequate supplies of competitively priced vehicles at a reasonable cost in order to efficiently service rental demand, including upon any disruptions in the global supply chain;
•our ability to effectively dispose of vehicles, at the times and through the channels, that maximize our returns;
•the age of our fleet, and its impact on vehicle carrying costs, customer service scores, as well as on our ability to sell vehicles at acceptable prices and times;
•whether a manufacturer of our program vehicle fulfills its repurchase obligations;
•the frequency or extent of manufacturer safety recalls;
•levels of travel demand, particularly business and leisure travel in the U.S. and in global markets;
•seasonality and other occurrences that disrupt rental activity during our peak periods, including in critical geographies;
•our ability to accurately estimate future levels of rental activity and adjust the number, location and mix of vehicles used in our rental operations accordingly;
•our ability to implement our business strategy or strategic transactions, including our ability to implement plans to support a large-scale electric vehicle fleet and to play a central role in the modern mobility ecosystem;
•our ability to adequately respond to changes in technology impacting the mobility industry;
•significant changes in the competitive environment and the effect of competition in our markets on rental volume and pricing;
•our reliance on third-party distribution channels and related prices, commission structures and transaction volumes;
•our ability to offer services for a favorable customer experience, and to retain and develop customer loyalty and market share;
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
•our ability to manage and respond to cybersecurity threats and cyber attacks on our information technology systems, or those of our third-party providers;
•our ability, and that of our key third-party partners, to prevent the misuse or theft of information we possess, including as a result of cyber attacks and other security threats;
•our ability to maintain, upgrade and consolidate our information technology systems;
•our ability to comply with current and future laws and regulations in the U.S. and internationally regarding data protection, data security and privacy risks;
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
•our exposure to uninsured liabilities relating to personal injury, death and property damage, or otherwise, including material litigation;
•the potential for adverse changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, including those related to environmental matters, optional insurance products or policies, franchising and licensing matters, the ability to pass-through rental car related expenses, or taxes, among others, that affect our operations, our costs or applicable tax rates;
•our ability to recover our goodwill and indefinite-lived intangible assets when performing impairment analysis;
•the potential for changes in management's best estimates and assessments;
•our ability to maintain an effective compliance program;
•the availability of earnings and funds from our subsidiaries;
•our ability to comply, and the cost and burden of complying, with ESG regulations or expectations of stakeholders, and otherwise achieve our corporate responsibility goals;
•the availability of additional or continued sources of financing at acceptable rates for our revenue earning vehicles and to refinance our existing indebtedness;
•the extent to which our consolidated assets secure our outstanding indebtedness;
•volatility in our share price, our ownership structure and certain provisions of our charter documents could negatively affect the market price of our common stock;
•our ability to implement an effective business continuity plan to protect the business in exigent circumstances;
•our ability to effectively maintain effective internal controls over financial reporting; and
•our ability to execute strategic transactions.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS (Continued)
All such statements speak only as of the date of this 2023 Annual Report and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. As of December 31, 2023, we operated our vehicle rental business globally from approximately 11,400 company-operated and franchisee locations across approximately 160 countries and jurisdictions, including the U.S., Europe, Africa, Asia, Australia, Canada, the Caribbean, Latin America, the Middle East and New Zealand. We are one of the largest worldwide vehicle rental companies and our Hertz brand name is among the most recognized globally. We have an extensive network of airport and off airport rental locations in the U.S. and major European markets.

Our Strategy

Our strategy is focused on excellence in execution of our rental operations, presenting distinct product offerings through each of our brands, building on our leadership in ride share and selling vehicles from the fleet directly to consumers. Our core assets, capabilities and partnerships underpin this strategy and are positioning us at the center of the modern mobility ecosystem. We intend to continue building on our brand strength, global network and global fleet management expertise, combining those efforts with new investments in technology, electrification, shared mobility and a digital-first customer experience. We believe our key fleet management capabilities will allow us to diversify and profitably grow in new areas of the mobility sector.

OUR BUSINESS SEGMENTS

The Company has identified two reportable segments, which are consistent with its operating segments, as follows:
•Americas RAC - Rental of vehicles, as well as sales of vehicles and value-added services, in the U.S., Canada, Latin America and the Caribbean. We maintain a substantial network of company-operated rental locations in this segment and we have franchisees and partners that operate rental locations under our brands; and
•International RAC - Rental of vehicles, as well as sales of vehicles and value-added services, in locations other than the U.S., Canada, Latin America and the Caribbean. We maintain a substantial network of company-operated rental locations, a majority of which are in Europe, and we have franchisees and partners that operate rental locations under our brands. As of December 31, 2023, 72% of our franchised locations were in markets covered by our International RAC segment.

In addition to the two reportable segments, we have corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

For further financial information on our segments, see (i) Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Selected Operating Data by Segment" and (ii) Note 18, "Segment Information," in Part II, Item 8 of this 2023 Annual Report.

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

Our top tier brand, Hertz, is one of the most recognized brands in the world. It offers premium customer service, as evidenced by the numerous published best-in-class vehicle rental awards that the brand has been awarded over time, both in the U.S. and internationally. The Hertz brand's tagline of "Hertz. Let's Go!” expresses our commitment to quality, seamless travel and customer service. The Hertz brand provides customers with several innovative offerings, such as Hertz Gold Plus Rewards, Hertz Ultimate Choice and access to vehicles offered through our electric vehicle ("EV") fleet and specialty collections. The Hertz brand seeks to maintain its position as a premier provider of vehicle rental services through an intense focus on service, loyalty, quality and product innovation.

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

Our deep value brand, Thrifty, competes as a cost-conscious offering for travelers seeking to find a good deal. The Thrifty brand’s core focus is serving leisure travelers through the airport vehicle rental channel. Thrifty’s tagline of “The Absolute Best Car for Your Money” expresses the brand’s focus on being the rental brand that puts the customer in control of where to splurge and where to save. Thrifty operates primarily through company-operated locations in the U.S. and Canada.

Operations

Locations

We operate our brands at both airport and off airport locations that utilize common vehicle fleets, are supervised by common country, regional and local area management, use many common systems and rely on common vehicle maintenance and administrative centers. Additionally, our airport and off airport locations utilize common marketing activities and have many of the same customers. We regard both types of locations as aspects of a single, unitary, vehicle rental business. Off airport revenues comprised 34% and 32% of our worldwide vehicle rental revenues in 2023 and 2022, respectively. Our Americas RAC vehicle rental operations have company-operated locations primarily in the U.S. and Canada. Our International RAC vehicle rental operations have company-operated locations in Australia, Belgium, the Czech Republic, France, Germany, Italy, Luxembourg, the Netherlands, New Zealand, Slovakia, Spain and the United Kingdom.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Airport

As of December 31, 2023, we had approximately 1,900 airport rental locations in our Americas RAC segment and approximately 1,500 airport rental locations in our International RAC segment. We believe that our extensive global network of locations contributes to our success by providing consistency of our service, cost control, Vehicle Utilization, competitive pricing and our ability to offer one-way rentals.

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

The terms of our concessions typically do not forbid us from seeking, and in most instances actually explicitly permit us to seek, reimbursement from customers for concession fees we pay; however, in certain jurisdictions the law limits or forbids our ability to do so. Where we are permitted to seek such reimbursement, it is our general practice to do so. Certain of our concession agreements may require the consent of the airport's operator in connection with material changes in our ownership. A growing number of larger airports are building, or assessing the feasibility of, consolidated airport vehicle rental facilities to alleviate congestion at the airport. These consolidated rental facilities provide a more common customer experience and may eliminate certain competitive advantages among the brands as competitors operate out of one centralized facility for both customer rental and return operations, share consolidated busing operations and maintain image standards mandated by the airports. The costs associated with the development of these consolidated facilities are typically funded through the collection of customer facility charges, which are required to be collected by rental car companies from their customers.

Off Airport

As of December 31, 2023, we had approximately 3,300 off airport locations in our Americas RAC segment and approximately 4,700 off airport rental locations in our International RAC segment. Our off airport rental customers include people who prefer to rent vehicles closer to their home or place of work for business or leisure purposes, as well as those needing to travel to or from airports. Our off airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their vehicles were damaged, those expecting to lease vehicles that are not yet available from their leasing companies and replacement renters. In addition, our off airport customers include drivers for our Ride Share Partners, which is further described in “Ride Share Rentals” below.

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

Customers and Business Mix

We conduct various sales and marketing programs to attract and retain customers. Our sales force calls on companies, government agencies and other organizations whose employees and associates need to rent vehicles for business or official purposes. Our sales force also calls on organizations such as insurance and leasing companies, automobile repair companies and vehicle dealers whose customers need replacement rentals. In addition, our sales force works with membership associations, tour operators, travel companies, ride share companies and other groups whose members, participants and customers rent vehicles for either business or leisure purposes.

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
Year Ended December 31, 2023

Americas RAC

Business
Leisure

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
International RAC

Business
Leisure

Customers who rent from us for “business” purposes include those who require vehicles in connection with commercial activities, including drivers for our Ride Share Partners, the activities of governments and other organizations or for temporary vehicle replacement purposes (i.e., replacement rentals). Most business customers rent vehicles from us on terms that we have negotiated with their employers or other entities with which they are associated, and those terms can differ from the terms on which we rent vehicles to the general public.

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
Year Ended December 31, 2023

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

Hertz's Gold Plus Rewards program offers three elite membership tiers that provide more frequent renters the opportunity to earn additional reward points and vehicle upgrades. When Hertz Gold Plus Rewards members make a reservation for a midsize car or above, they have access to exclusive vehicles based on their membership tier via our Hertz Ultimate Choice program which allows customers to choose their vehicle from a range of makes, models and colors available within the zone indicated on their reservation. Alternatively, they may upgrade at the pick-up location for a fee by choosing a vehicle from a premium upgrade zone. As of December 31, 2023, the Hertz Ultimate Choice program was offered at approximately 60 U.S. and Canada airport locations.

For the year ended December 31, 2023, rentals by Hertz Gold Plus Rewards members accounted for approximately 33% of our worldwide rental transactions. We believe the Hertz Gold Plus Rewards program provides us with a significant competitive advantage, particularly among frequent travelers, and we have targeted such travelers for participation in the program.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Other Customer Service Offerings

We offer electronic rental agreements and returns for our Hertz, Dollar and Thrifty U.S. customers. Simplifying the rental transaction saves customers time and provides greater convenience through access to digitally available rental contracts. We also offer Mobile Gold Alerts, a service available to participating Hertz Gold Plus Rewards customers, through which a text message and/or email with the vehicle information and location is sent approximately 30 minutes prior to arrival, providing a renter the option to choose another vehicle. We offer Hertz e-Return, which allows customers to drop off their vehicle and go without the need to visit the rental counter. Customers can also use cashless toll lanes with our PlatePass offering where the license plate acts as a transponder.

Ride Share Rentals

We have partnered with certain ride share companies to offer vehicle rentals to their drivers in select cities in North America and Europe. This program enables us to rent vehicles on a longer-term basis than traditional business rentals and is a component of our strategy to be an active participant in the future of mobility. Using vehicles for ride share rentals also results in an increased supply of higher mileage, and thus more economical, used vehicles for our vehicle disposition programs discussed below.

Drivers for our Ride Share Partners reserve vehicles online through Ride Share Partner websites and applications and pick up vehicles from select locations. Ride share drivers can extend the vehicle rental on a recurring basis.

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

We also generate revenues from reimbursements by customers of airport concession fees, unless the law limits or forbids us from doing so, and of vehicle licensing costs, fueling and electric charging, and charges for value-added services such as supplemental equipment (e.g., child seats and ski racks), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and satellite radio.

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

We distribute pricing and content and accept reservations through multiple channels. Direct reservations are accepted at Hertz.com, Dollar.com and Thrifty.com, each of which has global and local versions in multiple languages. Hertz.com offers a range of products, prices and additional services, as well as Hertz Gold Plus Rewards benefits, serving both company-operated and franchise locations. In addition to our websites, direct reservations are enabled via our Hertz and Dollar smartphone apps, which include additional connected products and services.

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

Franchisees

In certain U.S. and international markets, we have found it efficient to issue licenses under franchise arrangements to independent operators who are engaged in the vehicle rental business. Franchisees rent vehicles that they own or lease and may provide related services to customers, primarily under our Hertz, Dollar or Thrifty brands. In many markets, franchisees operate franchises for multiple brands.

Franchisees generally pay an initial license fee, royalties based on a percentage of their revenues as well as other fees, and in return are provided the use of the applicable brand name, certain operational support and training, reservations through our reservation channels, including access to reservations from corporate contracts and other services. Additionally, in countries with both corporate and franchised operations, franchisees may utilize our vehicles, and we may utilize their vehicles, to support one-way business within the country. Franchisee arrangements enable us to offer expanded national and international service and a broader one-way rental program. In addition to vehicle rental, certain international franchisees engage in vehicle leasing and the rental of chauffeur-driven vehicles, camper vans and motorcycles.

The ability to transfer a franchisee license is limited and requires our consent. Franchise licenses are generally terminable by us only for cause or after a fixed term. All of these agreements also include a company right of first refusal should a franchisee receive a bona fide offer to sell the license or its business. Franchisees in the U.S. typically may terminate without cause only on prior notice, generally 180 days. In certain international jurisdictions, franchisees typically do not have early termination rights absent cause. We continue to issue new licenses and, from time to time, re-acquire franchised businesses or sell company-operated locations to franchisees.

Franchise operations, including fleet acquisition, are financed independently by the franchisees and we do not have an investment interest in the franchisees. Fees from franchisees, including initial franchise fees, generally support a portion of our brand awareness program costs, reservations system, sales and marketing efforts and certain other services and comprised approximately 2% of our worldwide vehicle rental revenues for the year ended December 31, 2023.

Seasonality

Our vehicle rental operations are a seasonal business with decreased levels of business in the winter months and heightened activity during the spring and summer months ("our peak season") for the majority of countries where we generate our revenues. To accommodate increased demand, we typically increase our available fleet and staff in the second and third quarters of the year to add a significant number of part-time and seasonal workers. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes and thus also increase in the second and third quarters. Certain operating expenses, including real estate taxes, rent, insurance, utilities, facility maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and therefore do not vary based on seasonal demand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
The following chart presents the proportionate contribution of each quarter to full year revenue for each of the years ended December 31, 2023, 2022 and 2021. As discussed above, our peak season historically has been the second and third quarters of the year.

Fleet

During the year ended December 31, 2023, we operated a peak rental fleet in our Americas RAC and International RAC segments of approximately 467,000 vehicles and 124,600 vehicles, respectively. Purchases of vehicles are financed by active and ongoing global borrowing programs and through cash from operations. The vehicles purchased are either program vehicles or non-program vehicles. We periodically review the efficiencies of an optimal mix between program and non-program vehicles in our fleet and adjust the ratio of program and non-program vehicles as needed based on availability, vehicle economics and contract negotiations.

During the year ended December 31, 2023, our approximate average holding period for rental vehicles sold was 20 months in our Americas RAC segment, down 20% compared to 2022 due in part to our decision to sell newer vehicles instead of older vehicles due to residual values. In our International RAC segment, our approximate average holding period for rental vehicles sold was 16 months, down 11% compared to 2022 due in part to increased program vehicle dispositions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Our fleet composition is as follows:
Fleet Composition by Vehicle Manufacturer*
As of December 31, 2023
Americas RAC                    International RAC*

* Vehicle manufacturers Daimler AG (Mercedes Benz and Smart), Renault, Mitsubishi, Mazda, Volvo and Rover Group together comprise another 15% of the International RAC fleet and are included as "Other" in the overall and International RAC charts above.

We maintain vehicle maintenance centers which provide maintenance for our fleet, many of which include sophisticated vehicle diagnostic and repair equipment, and are accepted by automobile manufacturers, as eligible, to perform warranty work. Collision damage and major repairs are generally performed by independent contractors.

Vehicle Repurchase Programs

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

Program vehicles as a percentage of all vehicles purchased within our Americas RAC and International RAC segments during the last three fiscal years were as follows:

Program Vehicles as a Percentage of All Vehicles Purchased
50%
40%
30%
20%
10%
0%
1%
48%
1%
41%
1%
44%
2021
2022
2023
Fiscal Year
Americas RAC
International RAC

Other Vehicle Disposition Channels

During the year ended December 31, 2023, the vehicles sold in our U.S. and international vehicle rental operations that were not repurchased by manufacturers were sold through a variety of channels, including dealer direct wholesale channels, direct sales to third parties, retail channels and auction. We use multiple channels to provide greater flexibility and the opportunity for improved returns.

Our company-operated retail sales channel, Hertz Car Sales, consists of a network of company-operated vehicle sales locations throughout the U.S. dedicated to the sale of vehicles from our rental fleet. Vehicles disposed of through our retail outlets provide for ancillary vehicle sales revenue, such as warranty, financing and aftermarket products.

Competition

Competition among vehicle rental industry participants is intense and is primarily based on vehicle availability and quality, price, service, reliability, rental locations, product innovation and competition from online travel agents and vehicle rental brokers. We believe that the strength of the Hertz, Dollar and Thrifty brands, our extensive worldwide network of vehicle rental operations and our commitment to innovation, including our EV initiatives, provide us with a strong competitive advantage. Our principal vehicle rental industry competitors are Avis Budget Group, Inc., which currently operates the Avis, Budget, ZipCar and Payless brands; Enterprise Holdings, which operates the Enterprise

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Rent-A-Car Company, National Car Rental and Alamo Rent A Car brands; and SIXT. We also compete with local and regional vehicle rental companies, ride share companies and peer-to-peer car sharing marketplaces.

Geographic Markets

U.S.

The U.S. represented approximately $38.4 billion in estimated annual industry revenues for 2023. The average number of vehicles in the U.S. vehicle rental industry in 2023 was approximately two million vehicles. U.S. industry Revenue Per Unit Per Month in 2023 was approximately $1,412.

Europe

Europe represented approximately $19.3 billion in estimated annual industry revenues for 2023. Europe has generally demonstrated a lower historical reliance on air travel because the European off airport vehicle rental market has been significantly more developed than in the U.S. Within Europe, the largest markets in which we do business are France, Germany, Italy, Spain and the United Kingdom. Throughout Europe, we do business through company-operated rental locations and through our franchisees or partners.

Asia Pacific

Asia Pacific represented approximately $21.7 billion in estimated annual industry revenues for 2023. Within this region, the largest markets in which we do business are Australia, China, Japan and New Zealand. In each of these countries we do business through company-operated rental locations and through our franchisees or partners.

Middle East and Africa

The Middle East and Africa represented approximately $3.5 billion in estimated annual industry revenues for 2023. Within these regions, the largest markets in which we do business are South Africa and the United Arab Emirates. In each of these countries we do business through our franchisees.

Latin America

Latin America represented approximately $5.1 billion in estimated annual industry revenues for 2023. Within Latin America, the largest markets in which we do business are Argentina, Mexico and Panama. In each of these countries, we do business through our franchisees or partners.

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of December 31, 2023, we employed approximately 27,000 persons, consisting of approximately 21,000 persons in the U.S. and approximately 6,000 persons internationally.

Certain employees outside the U.S. are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of 26% of our workforce in the U.S. (including those in the U.S. territories) are presently in effect with local unions, affiliated primarily with the International Brotherhood of Teamsters and other plans. Labor contracts covering 45% of these employees will expire during 2024. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good.

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

Our human capital management strategy begins with our Board and senior management. Our Board and Board committees periodically review our employee programs and initiatives, and oversee our approach to attracting, retaining and developing talent. Our Board reviews key senior management compensation and benefit programs. Senior management uses various tools to strive to ensure its human capital management strategies are delivering intended results, such as seeking feedback from our employees.

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

As a global business, we have a firm commitment to equal opportunity, non-discrimination and anti-harassment. In addition, we strive to adhere to all relevant laws and mandatory reporting requirements. We are proud to have a diverse workforce around the world, and are committed to a journey that gives growth and opportunities throughout our organization. We embrace and encourage our employees' differences in age, race, religion, disability, ethnicity, gender, sexual orientation and other characteristics that make our employees unique.

At every level, we are committed to developing policies, practices and ways of working that support diversity and inclusion and aim to create a workplace where everyone feels respected and heard.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)

CORPORATE RESPONSIBILITY

We recognize our influence and are committed to do the right thing, the right way, every time for our employees and customers, as well as our communities and our planet. Delivering on this responsibility is a never-ending journey and one that we are proud to be on. We are committed to managing our businesses ethically and responsibly as we believe doing so enables us to realize the continuous improvement, sustainable innovation and enhanced business performance that are critical to our success.

The Environment

We are committed to understanding and addressing the impact of our operations and broader value chain on the environment and our communities through sustainable business practices, strategic decision-making, community partnerships and smart investments in future technologies, and to be a leader in the modern mobility landscape.

Climate Performance

We recognize the importance of reducing our greenhouse gas emissions as both a climate and business imperative. We are committed to our goal of being at the center of the modern mobility ecosystem and believe our investments in EVs and charging infrastructure will contribute towards our goal of enhancing the sustainability of our operations.

Fuel Efficient Fleet

As a critical connector between drivers, vehicles and technology, we have entered into relationships around EVs and technology. We offer a diverse fleet of EVs through agreements with a variety of EV manufactures, such as Tesla, Polestar and General Motors. We are also investing in EV infrastructure across our global operations by installing charging stations throughout our network to power our fleet and support customer adoption of EVs and supporting EV infrastructure expansion in several of the communities in which we operate through initiatives such as Hertz Electrifies and collaborations such as bp pulse. We have partnerships with certain ride share companies to provide EVs to drivers using their networks.

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

Our People and Communities

Our employees help drive our progress, innovation and success. We strive to empower our employees so they can build trust with our customers and the communities we serve around the world. As discussed above, attracting and retaining top talent is more than a measure of our business success; it is a measure of who we are and what we value. We also are committed to making a positive difference in the communities where we work, live and serve through our charitable giving and volunteer programs.

Our Business

Governance

We are committed to ensuring appropriate oversight and accountability of our corporate responsibility initiatives and our Board and senior management are directly engaged in this effort. Our Board's Governance Committee oversees this work and receives regular reports from management on our corporate responsibility efforts. In 2023, we launched a sustainability disclosure committee, comprised of senior leaders from a cross-functional spectrum, which is responsible for overseeing our sustainability-focused disclosure processes, resources and results.

Ethics

We seek to operate in compliance with all applicable laws and maintaining the highest standards of ethical conduct. Integrity is essential to every aspect of our business, both in policy and practice. Our Standards of Business Conduct outline specific practices to identify acceptable and unacceptable behavior for employees, officers and directors and helps promote our culture of acting ethically and doing the right thing in our operations around the world. Our Standards of Business Conduct also outline our policies and guidelines to help our employees navigate a variety of situations in relationships with each other and our stakeholders.

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

Through these efforts, we seek to emphasize a supplier representation that reflects the customers and communities we serve. We believe that leveraging the global diversity of our workforce and supplier relations will enable us to address the local needs of the communities in which we live and work around the world.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
In our U.S. vehicle rental operations, we offer an optional liability insurance product, Liability Insurance Supplement (“LIS”), that provides vehicle liability insurance coverage substantially higher than state minimum levels to the renter and other authorized operators of a rented vehicle. LIS coverage is primarily provided under excess liability insurance policies issued by an unaffiliated insurance carrier, the risks under which are reinsured with a wholly-owned subsidiary, HIRE Bermuda Limited. Our offering of LIS coverage in our U.S. vehicle rental operations is conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers.

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

Other Risks

To manage other risks associated with our businesses, or to comply with applicable law, we purchase other types of insurance carried by business organizations, such as workers' compensation and employer's liability, commercial crime and fidelity, performance bonds, directors' and officers' liability insurance, terrorism insurance and cybersecurity insurance, all from unaffiliated insurance companies in amounts we deem to be adequate in light of the respective hazards, where such coverage is obtainable on commercially reasonable terms.

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

Changes in Government Regulations

Changes in government regulation of our businesses have the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the passage of new laws and regulations or changes in the interpretation of existing laws, regulations and treaties by a court, regulatory body or governmental official. Those changes may have prospective and/or retroactive effect, particularly when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face could have a more significant effect on us than on our competitors, depending on the circumstances. Several U.S. states historically required “bundled pricing” by rental vehicle companies but those same states subsequently enacted statutory exceptions to allow for the separate pass-through of certain fees (e.g., airport concession fees, customer facility charges and vehicle licensing fees) with proper disclosure. In addition, the Canadian Competition Bureau has interpreted Canadian consumer law to prohibit “drip pricing” such that base rate advertising is not allowed and the first price that consumers view on the websites of rental vehicle companies must reflect the bundled price for the proposed rental. Recent or potential changes in laws or regulations that may affect us relate to insurance intermediaries, customer privacy, like-kind exchange programs, data security and rate regulation and our retail vehicle sales operations.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
AVAILABLE INFORMATION

You may access, free of charge, Hertz Global and Hertz's reports filed with or furnished to the SEC (including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports) directly through the SEC's website (www.sec.gov) or indirectly through our website (www.hertz.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this 2023 Annual Report or any other report filed with or furnished to the SEC.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS

Our business is subject to a number of significant risks and uncertainties, and should be carefully considered along with all of the information in this 2023 Annual Report. We believe that the following information identifies the material risks and uncertainties most likely to affect Hertz Global and Hertz; however, these are not the only risks and uncertainties that we encounter in our operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations, financial condition, liquidity and cash flows in future periods. In such a case, you may lose all or part of your investment in Hertz Global's common stock or The Hertz Corporation's debt securities. You should carefully consider each of the following risks and uncertainties. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. Any of the following risks and uncertainties could materially and adversely affect our business, financial condition, operating results or cash flow in future periods.

RISKS RELATED TO OUR FLEET

The mix of program and non-program vehicles in our fleet, as well as declining values of our non-program vehicles, can subject us to an increased residual value risk.

We use program and non-program vehicles in our fleet. With program vehicles, vehicle manufacturers agree to repurchase the vehicles at a specified price or guarantee the depreciation rate on the vehicles during a specified time period. Using program vehicles in our fleet can often alleviate our residual value risk because of the terms of our agreements with the vehicle manufacturer for repurchases and guaranteed depreciation on those vehicles. Additionally, program vehicles provide flexibility because we may be able to sell certain program vehicles shortly after having acquired them at a higher value than what we could for a similar non-program vehicle at that time, which is useful in managing demand for vehicles. These benefits diminish when there are fewer program vehicles in our fleet, which has generally been the case in recent years.

The significant majority of vehicles in our fleet are non-program vehicles. Overall, the percentage of non-program fleet that we hold exposes us to residual value risk. Decreases in residual values of our non-program vehicles, or the failure of residual values to follow historical patterns, could result in a substantial loss on the sale of such vehicles, or accelerated depreciation while we own the vehicles. Each of these outcomes can materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Forward estimates on vehicle residual values have recently declined, subjecting us to greater risk of losses on vehicle sales, increased depreciation or challenges in meeting collateral requirements in our fleet financing facilities.

Recent data for used vehicles has shown a sudden downward trend in residual values. This data has also suggested that prices in the used vehicle market could decrease further in 2024. A further reduction in residual values for non-program vehicles in our fleet, or the failure of residual values to improve, could cause us to hold vehicles longer, sustain a substantial loss on the sale for such vehicles or require us to depreciate those vehicles at a more accelerated rate than currently anticipated while we own them.

If the market value of the vehicles in our fleet is reduced or our ability to sell vehicles in the used vehicle marketplace were to become severely limited, we may have difficulty meeting collateral requirements under our asset-backed and asset-based financing arrangements, requiring us to either reduce the outstanding principal amount of debt or provide more collateral (in the form of cash, vehicles and/or certain other contractual rights) to the creditors under any such affected arrangement.

If we sustain substantial losses on sale of vehicles, depreciation is accelerated, or our access to or the terms of our asset-backed and asset-based debt financing are adversely affected, it could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

We may be unable to purchase adequate supplies of competitively priced vehicles or the cost of the vehicles we purchase may increase significantly without a compensating increase in vehicle rental rates or residual values.

Our vehicle purchase strategies have historically been and may in the future be affected by commercial, economic, market and other conditions, including a reduction of supply from auto manufacturers and any rebates or other incentives offered by them for our purchases. Purchases of vehicles from manufacturers are generally made pursuant to master agreement or framework agreements and are generally subject to potential delay or cancellation by manufacturers. Although we work with manufacturers on a continuous basis to gain a mutual understanding of their supply of, and our demand for, vehicles, the process by which we normally purchase vehicles does not always guarantee the availability of the desired vehicles on a timely basis, or provide us with remedies for any unavailability. Used vehicle supply and pricing can be impacted by the same factors relevant to the available supply and pricing of new vehicles, or the new vehicle market itself. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles, whether new or used, at competitive prices and on competitive terms and conditions, or that we would be able to compensate for increased acquisition costs through vehicle rental rates or residual values. In addition, if we are unable to purchase new vehicles at competitive prices to refresh our fleet, increased maintenance costs in relation to our existing fleet may adversely affect our results of operations, financial condition, liquidity and cash flows.

We may not be able to effectively dispose of non-program vehicles, at the times or through the channels, that we desire.

The significant majority of vehicles in our fleet are non-program vehicles. We sell our non-program vehicles through a variety of channels, including auction, dealer direct wholesale, direct sales to third parties and retail in an effort to maximize sale prices and have access to an array of sales channels to dispose of vehicles in a timely manner. However, there are many factors that can affect the market for used vehicles. Vehicle purchases are typically discretionary for consumers and the market for used vehicles is subject to many economic factors, such as demand, consumer interests, inventory levels, pricing of new car models, interest rates, fuel costs, tariffs and other general economic conditions. Any combination of these factors can make it more difficult for us to successfully dispose of vehicles and optimize our fleet mix. Similarly, combinations of these factors may make our retail sales channels less capable of providing stable or desirable vehicle prices compared to the wholesale disposition channels. If we are unable to sell vehicles at our preferred times and through our preferred channels, it may adversely affect our results of operations, financial condition, liquidity and cash flows.

Our vehicle carrying costs, customer service scores and ability to dispose of vehicles at acceptable prices and times may be negatively impacted if we lengthen the age of our fleet.

In recent years, the average age of our fleet has become longer and the percentage of pre-owned vehicles in our fleet has grown, both as a result of a variety of factors, including COVID-19 related supply chain challenges, greater customer acceptance of higher mileage vehicles, our strategic revenue initiatives (such as ride share and reinvigoration of our value brands), and choices that we make in light of residual value dynamics at any given time. However, aged vehicles present additional risks to our operations, including the risk of higher maintenance costs while in the fleet and lower customer satisfaction scores. In addition, it may be more difficult for us to sell a highly aged vehicle at reasonable prices, or through our preferred retail channels, or at the time that we prefer. Our inability to rotate aged vehicles for newer vehicles may have an adverse effect on our results of operations, financial condition, liquidity and cash flows.

Our business, results of operations and financial condition are dependent on the efficient operation of a complex global supply chain. Disruption in that supply chain may adversely affect our ability to service demand, or do so efficiently.

Our supply chain, particularly with respect to access to new vehicles, is complex and reliant on raw goods and finished materials that are obtained from or manufactured by many different market participants, both within and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

outside the U.S. In addition to lingering impacts from the COVID-19 pandemic, the global automotive supply chain has been negatively impacted by the military conflict between Russia and Ukraine. Governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Shortages in materials and increased costs for transportation, energy, and raw materials, particularly with respect to raw materials extracted from, or components produced in, Russia and/or Ukraine, which are important to the vehicle manufacturing industry, including the production of EV batteries, can impact vehicle production volumes, delivery schedules and costs. In addition, the global supply chain can be impacted by logistics provider capacity issues, inflationary pressures, increased freight costs, depleted inventory levels, labor shortages and demand peaks. As a result of the foregoing and other factors, various automotive manufacturers have been forced to delay or stall new vehicle production in recent years, which caused limitations in supply and delays in us receiving new vehicles. These conditions may continue, or other global and regional supply chain disruptions may in the future cause similar issues. Consequently, there is no guarantee that we will be able to purchase a sufficient number of new vehicles at competitive prices and on competitive terms and conditions to fulfill demand or to do so efficiently.

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

If one or more manufacturers were to adversely modify or eliminate repurchase or guaranteed depreciation programs in the future, our access to and the terms of our asset-backed and asset-based debt financing could be adversely affected, which could in turn have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

Manufacturer safety recalls could require costly and time-consuming repairs to our fleet.

The Raechel and Jacqueline Houck Safe Rental Car Act of 2015 prohibits us from renting or selling vehicles with open federal safety recalls and requires us to repair or address these recalls. If a large number of vehicles are the subject of a recall at one time, or if needed replacement parts or skilled labor are not in adequate supply, we may not be able to service all of our available demand for a significant period of time. The potential impact of a recall may be particularly severe if it impacts a model that comprises a significant proportion of our fleet, or parts that are common across numerous model types. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our vehicles and could also result in the loss of business to competitors whose fleets are not similarly impacted. Depending on the severity of any recall, it could materially adversely affect, among other things, our revenues, create customer service problems, present liability claims, reduce the residual value of the recalled vehicles and harm our general reputation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

RISKS RELATED TO OUR BUSINESS

Our vehicle rental business is particularly sensitive to reductions in the levels of business and leisure travel.

The vehicle rental industry is particularly affected by changes in the demand for business and leisure travel, especially with respect to levels of airline passenger traffic. Reductions in levels of air travel, whether caused by general economic conditions including inflation, higher airfare costs or other events such as work stoppages, military conflicts, terrorist incidents, civil unrest, cybersecurity incidents, natural disasters, epidemic or pandemic diseases, government shutdowns, recessions or other economic or labor market downturns, or the response of governments to any of these events, could have a material adverse effect on the demand for vehicle rentals overall and for our rental vehicles in particular.

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

In addition to being impacted by broad-based travel trends, our results of operations and financial condition are impacted by more local trends. We derive significant revenues from key leisure destinations, including California, Florida, Hawaii, New York and Texas in the U.S. and major cities in Europe. Travel to leisure destinations is dependent upon the ability and willingness of consumers to travel on vacation, which in turn is impacted by a variety of factors, including weather and climate-related events, geopolitical dynamics in a location and the effect of economic cycles on consumers’ discretionary travel. Uncertainty in overall consumer sentiment in the current economic environment, coupled with military conflicts, such as between Russia and Ukraine, may adversely affect leisure travel to certain key markets, and thus have a negative impact on our business.

Our business is highly seasonal and any occurrence that disrupts rental activity during our peak periods could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

The second and third quarters of the year have historically been the strongest quarters for our vehicle rental business due to increased levels of leisure travel during the summer months in the geographies where we generate most of our revenue. We seek to manage seasonal increases in demand by increasing our available fleet and staff during peak periods, but we may not always be successful in doing so. Any circumstance, occurrence or situation that disrupts rental activity during our peak periods, or our inability to effectively meet heightened demand in those periods, could have a materially adverse effect on our results of operations, financial condition, liquidity and cash flows.

We may be unable to accurately estimate future levels of rental activity and adjust the number, location and mix of vehicles used in our rental operations accordingly.

Vehicle costs typically represent our largest expense and vehicle purchases are often made weeks or months in advance of the expected use of the vehicle. Accordingly, our business is dependent upon the ability of our management to accurately estimate future levels of rental activity and consumer preferences with respect to the mix of vehicles used in our rental operations and the location of those vehicles. If we are unable to purchase a sufficient number of vehicles, or the right types of vehicles, to meet consumer demand, we may lose revenue or market share to our competitors. If we purchase too many vehicles, our Vehicle Utilization could be adversely affected and we may not be able to dispose of excess vehicles in a timely and cost-effective manner. If our fleet management

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

systems are unable to accurately estimate future levels of rental activity and determine the appropriate mix of vehicles to purchase and maintain in our rental operations, the results may be obsolescence and excessive aging of fleet, the inability to sell fleet at adequate prices, sub-optimal fleet size and utilization, increased fleet costs, lower customer satisfaction, lost or missing fleet assets, reduced margins and cash flows and other unfavorable consequences, which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Our EV strategy may not be as successful as we anticipate.

We have an EV strategy focused on electrification and advancing mobility. There are a number of risks associated with our EV strategy, including but not limited to the following:
•    Volatility in the pricing of new EVs by manufacturers, which can impact the residual values of EVs in our fleet;
•    The timeline for the build out of the charging infrastructure that is needed to fully support an increase in EVs generally for the public, our ability to facilitate access to that infrastructure for our customers, and our ability to develop our own charging infrastructure;
•    Demand for EVs, which may be impacted by customer sentiment regarding EVs overall, including with respect to the reliability and safety of EVs and access to charging infrastructure;
•    The frequency of damage and collision to EVs, which may be impacted by lack of familiarity by drivers;
•Our ability to successfully deploy EVs to ride share drivers;
•    Costs associated with maintaining or repairing EVs and related infrastructure, which may remain elevated until the market for labor and parts for EV and EV infrastructure repair and maintenance matures;
• Our ability to secure adequate EV supply within the time frame we, and our customers, expect;
•    Our ability to attract, retain and train talent that is capable of managing an EV fleet;
•    Risks related to the battery cells on which EVs depend, including the safety of such products and the associated need to maintain and significantly grow access to battery cells and raw materials;
•    Risks related to the data connectivity and the technology upon which the success of these initiatives will rely, such as risks of unauthorized access to modify or use such technology; and
•     Possible competition from other vehicle rental providers or mobility industry participants that may implement similar strategies and the possibility that our EV initiatives are not as successful with our consumer base as anticipated.

Moreover, although we are sourcing EVs from a growing number of manufacturers, in the near term, we remain exposed to a number of risks related to the potential concentration of EV makes and models in our fleet, including the risk that a malfunction, recall or lack of availability of replacement parts or skilled labor for a particular EV make and model could have an outsized impact on our ability to offer EVs, or that demand from our customers for the particular EVs we acquire may be lower than we anticipate.

We generally believe that demand for EVs by ride share drivers is a growth opportunity, and that, as a result, ride share rentals are a key element of our electrification strategy and also subject to the factors described above. Furthermore, the success of our ride share rentals are dependent on continuation of our partnerships with key ride share companies, and any disruption or termination of those partnerships could materially adversely affect ride share rentals and our overall EV strategy.

In addition, the success of our strategic initiatives related to EVs depends, in part, on the economics ultimately associated with EVs, including depreciation rates and residual values of EVs and the cost of financing EVs, which will impact the attractiveness of our EVs to us and our customers. These economics are evolving due to the developing nature of the EV market. Outcomes associated with these economic factors could materially impact the success of such initiatives.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

In December 2023, we made the decision to significantly reduce the size of our global EV fleet and initiated EV vehicle dispositions, which are expected to take place over the course of 2024. Our decision to reduce our EV fleet resulted in the recognition, during the fourth quarter of 2023, of $245 million of incremental net depreciation expense related to the sale. While we expect that this action will better balance supply against expected demand of EVs, position us to eliminate a disproportionate number of lower margin rentals and reduce collision and damage expense associated with EVs, as well as ultimately improve our financial results, we cannot guarantee that we will be able to execute EV dispositions so that the expected benefits of this action will materialize.

If we do not adequately address potential risks related to EVs, our results of operations, financial condition, liquidity and cash flows may be adversely impacted and our ability to pursue our EV initiatives could be compromised.

We may fail to adequately respond to changes in technology that are impacting the mobility industry.

The mobility industry has recently been characterized by rapid changes in technology innovation and deployment to address evolving customer demands, improve operational efficiency and disrupt competitive dynamics. Examples include technology solutions designed to: address increasing customer expectations, improve vehicle maintenance and utilization and enable traditional and non-traditional competitors to introduce transportation offerings, consumption models and vehicle platforms, including EVs and autonomous vehicles and other potentially disruptive technologies. Our ability to continually improve our technology platforms, processes and products in this environment is essential to maintain a competitive position in customer satisfaction, market share and cost structure.

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

Additionally, pricing in the vehicle rental industry is impacted by the supply of vehicles available for rent. Any significant fluctuations in the supply of rental vehicles available in the market due to unexpected changes in demand, supply chain disruptions, residual value declines or actions taken by our competitors could require us to make changes to our pricing. Our ability to compete effectively depends, in part, on our ability to maintain a competitive and agile cost structure. If we cannot maintain our costs at a competitive level and with the ability to adapt to changing circumstances, then our business could be materially adversely affected.

We also compete with non-traditional companies for vehicle rental market share, including auto manufacturers, ride-hailing and car sharing companies and other competitors in the mobility industry. To the extent we do not react appropriately to our competition or optimize our revenue and pricing strategies to react to the actions of these competitors, we may experience sub-optimal pricing, sub-optimal asset utilization, poor customer satisfaction, lost revenue and other unfavorable consequences which may materially adversely affect our revenues and results of operations, financial condition, liquidity and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

We rely on third-party distribution channels for a significant amount of our revenues and adverse changes in our access to, prominence within, cost to participate in, or volume delivered pursuant to these distribution channels could have a material adverse effect on our business.

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

If our customers develop loyalty to internet travel intermediaries rather than our brands, our business and revenues could be adversely affected.

Certain internet travel intermediaries, such as online travel agencies and third-party internet sites, use generic indicators of the type of vehicle (such as “standard” or “compact”) at the expense of brand identification. In addition, some intermediaries have launched their own loyalty programs to develop loyalties to their reservation system rather than to our brands. If the volume of sales made through internet travel intermediaries increases significantly and consumers develop stronger loyalties to these intermediaries than to our brands, or if our market share suffers due to lower levels of customer loyalty, our business and our results of operations, financial condition, liquidity and cash flows could be adversely affected.

Our commercial off airport leases and airport concession agreements expose us to numerous risks that could cause our financial results to suffer.

We maintain a substantial network of vehicle rental locations at off airport and airport locations in the U.S. and internationally. If we are unable to continue operating these facilities at their current locations due to the termination of leases or the termination of vehicle rental concessions at airports, which comprise a majority of our revenues, our operating results could be adversely affected. These leases and concession agreements typically include minimum payment obligations that are required even if our volume significantly declines, which could increase our costs as a percentage of revenues. In addition, if the costs of these leases and/or concession agreements increase and we are unable to increase our pricing structure to offset the increased costs, our results of operations, financial condition, liquidity and cash flows could be adversely affected.

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

RISK RELATED TO OUR EMPLOYEES

The ability to attract and retain front-line employees and senior management is critical to the success of our business.

The success of our business depends on our ability to hire and retain front-line employees, senior management and other key personnel in sufficient numbers and with the necessary skills to meet demand. We develop and maintain a talent management strategy that defines current and future talent requirements (e.g., experience, skills, location requirements, timing, etc.) based on our strategic direction, actively conduct talent reviews and succession planning to be prepared if executives, managers or other key personnel resign, retire or their service is otherwise interrupted, and we strive to maintain competitive compensation and benefits, employee development and retention programs and build an inclusive culture. Competition for qualified employees is intense, particularly with respect to technology roles that are critical to our strategic and IT initiatives. Changing employee expectations about remote work and workplace flexibility complicate our employee recruiting, retention and talent management strategies. In addition, recent inflationary trends overall have driven market pressure for increased wages, and declines in our share price have impacted the retention value of existing equity awards. If we do not succeed in building and maintaining our talent pipeline through attracting and retaining qualified personnel, particularly at the management level, our ability to execute our business plan may be adversely affected, which could harm our operating results or financial condition. In addition, we may find it difficult to hire and retain a sufficient number of qualified front-line employees to meet demand at certain locations. Overall, the failure of our talent management strategies could result in inadequate staffing levels, declines in customer satisfaction, an inability to execute our business plan, eroding employee morale and productivity, an increase in operating expenses or an inability to achieve internal control, regulatory or other compliance-related requirements.

We may face issues with our union-represented employees.

Active labor contracts covering the terms of employment for the Company's union-represented employees in the U.S. are presently in effect, many of which cover employees at our larger airport locations, primarily with the International Brotherhood of Teamsters and the International Association of Machinists. These contracts are renegotiated periodically, and we anticipate renegotiating labor contracts with approximately 45% of these employees in 2024. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that contract extensions, work stoppages or other labor disturbances could occur in the future. In addition, our non-union-represented workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND PRIVACY

Cybersecurity threats continue to increase in frequency and sophistication, and a successful cybersecurity attack could interrupt or disrupt our information technology systems, or those of our third-party service providers, which could, among other things, disrupt our business, force us to incur costs or cause reputational harm.

We encounter continuous risk of exposure to cyber attacks and other security threats to our information networks and systems, as well as those of our third-party service providers, and the information stored on those networks and systems. Cyber attacks are increasing in their frequency, sophistication and intensity, have become increasingly difficult to detect, and may be exacerbated at any time by escalation of geopolitical tensions. Cyber attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks, and other attacks, which are intended to affect business continuity and threaten the availability, confidentiality and integrity of our information. Cyber attacks can also include fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments or other data to be transmitted to an unintended recipient. Cyber threat actors also attempt to exploit vulnerabilities through software that is commonly used by companies in cloud-based services, programs and bundled software. Like many other companies, we detect attempts by threat

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

actors to gain access to our systems and networks on a frequent basis, and the frequency of such attempts could increase in the future. At this time, we do not have any indication that any cybersecurity incidents have had a material effect on our business, operations or financial condition. We have invested in the protection of data and information technology, and actively work to enhance our business continuity and disaster recovery capabilities; however, there can be no assurance that our efforts will be successful.

We monitor our obligations under and compliance with global laws requiring information security safeguards and notification in the event of a security breach. We respond to security threats by utilizing procedures that provide for controls on detecting and addressing cybersecurity threats and communicating information to senior personnel and security representatives that we retain. We have also taken steps to assess cybersecurity at third parties, including service providers, licensees and franchisees, that handle, possess, process and store our material information. We require these third parties to maintain certain security controls. However, because of the rapidly changing nature and sophistication of security threats, which can be difficult to detect, there can be no guarantee that our controls, policies and procedures have or will detect or prevent all of these threats, and we cannot predict the full impact of any past or future incident.

A cyber attack of our information or systems, or any failure by us or our third-party service providers to effectively address, enforce and maintain our information technology infrastructure and cybersecurity requirements may result in substantial harm to our business and financial condition, including major disruptions to business operations, loss of intellectual property, release of confidential information, malicious corruption of data or systems, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity.

Our customers’ information, including their loyalty account login information, can be a target for cyber criminals. Given customers may share common credentials across multiple sites, a compromise of one site can provide cyber criminals the means to compromise customer accounts of other merchants and any customer information contained therein.

Although we maintain a cyber insurance policy, there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a cybersecurity incident or that such coverage will continue to be available on commercially reasonable terms or at all.

Our business is heavily reliant upon information technology systems, some of which are managed, hosted, provided or used by third parties, including cloud-based service providers, and any significant failures or disruptions to these systems could adversely impact our business.

Our ability to, among other things, accept reservations, process rental and sales transactions, manage our pricing, manage our revenue earning vehicles, manage our financing arrangements, account for our activities and otherwise conduct our business depends on the performance and availability of our networks and systems, as well as those of third-party cloud-based providers and other service providers. We have experienced, and from time to time in the future may experience, a failure or interruption that results in the unavailability of certain information systems. Additionally, our major information technology systems, reservations and accounting functions are centralized in a few locations worldwide. Any disruption, termination or substandard provision of services, including by third-party cloud providers or other service providers, whether as the result of localized conditions (e.g., fire or explosion), failure of our systems to function as designed, as the result of a cybersecurity incident or as the result of events or circumstances of broader geographic impact (e.g., earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and technology functions; interfering with our ability to manage our vehicles; delaying or disrupting rental and sales processes; adversely affecting our ability to comply with our financing arrangements; and otherwise impacting our ability to manage our business. These events could, individually or in the aggregate, lead to lower revenues, increased costs or other adverse effects on our results of operations, financial condition, liquidity and cash flows, and reputational harm, any of which may be material.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

If we fail to maintain, upgrade and consolidate our information technology systems, our business could be adversely affected.

In the ordinary course of our business, we evaluate, upgrade and consolidate our information technology systems, including by making changes to legacy systems, replacing legacy systems with successor systems with new functionality, outsourcing certain systems, and acquiring new systems with new functionality. We deploy significant capital expenditures in connection with these activities. If we fail to maintain effective technology enablement and processes, we may be unable to support business growth expectations, and such failure could result in excessive overhead costs, high rates of transaction failures and rework, detrimental impact to customers, cybersecurity threats or incidents, excessive write-offs, service quality issues, declining employee morale, loss of key talent and other unfavorable consequences. If we fail to effectively implement system upgrades, system changes or our outsourcing plans, we may negatively impact our ability to manage our business, disrupt our internal control structure, incur additional administration and operating expenses, place undue demands on management time, and experience other negative impacts associated with delays or difficulties in transitioning to new systems. Although we have made progress to reduce the number of aged systems, such risks are elevated when legacy systems and infrastructure updates are delayed or otherwise not made on a timely basis, which can result in a heightened security risk. In addition, the implementation of our technology initiatives and systems, including updates to legacy systems, may cause disruptions in our business operations by severely degrading performance or a complete loss of service and have an adverse effect on our business and operations if not anticipated and appropriately mitigated.

The misuse or theft of information we possess, including as a result of cybersecurity attacks, could harm our brand, reputation or competitive position and give rise to liabilities which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

In the normal course of business, we regularly collect, process and store information about millions of individuals and businesses, including both payment card information and other sensitive and confidential personal information. In addition, our customers regularly transmit personal information and other sensitive and confidential information to us via the internet and through other electronic means. Despite the security measures and compliance programs we currently maintain and monitor, our facilities, vehicles and systems and those of our third-party service providers may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our facilities or systems, or those of third parties with whom we do business, through fraud, misrepresentation, or other forms of deception or attack. We and our service providers may not anticipate or prevent all types of attempts to obtain unauthorized access, and techniques used to obtain unauthorized access to systems change frequently. For example, in recent years, many companies have been subject to high-profile security breaches that involved sophisticated and targeted attacks on the company’s infrastructure and the compromise of non-public sensitive and confidential information. These attacks were often not recognized or detected until after the disclosure of sensitive information notwithstanding the preventive and anticipative measures the companies had maintained. Although we evaluate our security throughout our business and make appropriate changes to our operating processes, improve our defenses and implement security measures designed to safeguard our systems and data, our efforts may not meet the ever evolving level of sophistication of the attacks or our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Additionally, any failure to manage information privacy in compliance with applicable laws, whether as a result of our own error or the error or malfeasance of others, could result in significant regulatory fines and sanctions, litigation, prolonged negative publicity, data breaches, declining customer confidence, loss of key customers, employee liability, and other unfavorable consequences.

We may face particular data protection, data security and privacy risks in connection with the European Union's Global Data Protection Regulation, the California Consumer Privacy Act and other privacy laws and regulations.

Our business requires the secure processing and storage of personal information relating to our customers, employees, business partners and others. Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personal information are continuously evolving in the European Union,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

U.S. and other jurisdictions in which we operate. In particular, the European Union’s General Data Protection Regulation (the “GDPR”) imposes compliance obligations for the collection, use, retention, security, processing, transfer and deletion of personally identifiable information of individuals. In addition, countries such as the United Kingdom have implemented the GDPR through their own legislation, for example, the UK Data Protection Act of 2018. Privacy laws in the U.S. include the California Consumer Privacy Act (the “CCPA”), as amended, as well as other similar state privacy laws, which expand the definition of personal information and may grant, among other things, individual rights to access and delete personal information, and the right to opt out of the sale of personal information. These laws and regulations can also impose significant forfeitures and penalties for noncompliance and afford private rights of action to individuals under certain circumstances.

We actively monitor compliance with data protection and privacy-related laws and other regulations, including pending legislation, in the jurisdictions we operate; however, these laws are developing rapidly and may create inconsistent or conflicting requirements. Changes in the legal and regulatory environments in the areas of customer and employee privacy, data security, and cross-border data flows could have a material adverse effect on our business, primarily through the regulation of our marketing and transaction processing activities, the limitation on the types of information that we may collect, process and retain, the resulting costs of complying with such legal and regulatory requirements and potential monetary forfeitures and penalties for noncompliance, which could be significant. Such regulations also may increase our compliance and administrative burden significantly and require us to invest resources and management attention in order to update our information technology systems to meet new requirements. Any failure to manage data privacy in compliance with applicable laws and regulations could result in significant regulatory fines and sanctions, litigation, prolonged negative publicity, data breaches, declining customer confidence, loss of key customers, employee liability, and other unfavorable consequences.

RISKS RELATED TO LEGAL, REGULATORY AND TAX MATTERS

Our foreign operations expose us to risks that may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We generate a portion of our revenue outside the U.S., and operating in many different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, foreign regulatory requirements and laws that are subject to change and are often much different than the domestic laws in the U.S., including laws relating to taxes, automobile-related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk, as well as limitations on our ability to repatriate income; (iii) varying tax regimes, including consequences from changes in applicable tax laws and our ability to repatriate cash from non-U.S. affiliates without adverse tax consequences; (iv) local ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; (v) changes in the proportion of revenue between countries with varying tax rates or imposition of global minimum tax rates; and (vi) political and economic instability, natural calamities, civil unrest, war, terrorism and other hostilities.

The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, financial condition, liquidity and cash flows.

The disposition of revenue earning vehicles may result in taxable income, which might not be fully offset by the taxable expense associated with newly purchased revenue earning vehicles.

We are permitted under the Tax Cuts and Jobs Act (the “TCJA”) to expense, in the year of acquisition, 100% of the acquisition costs for vehicles purchased during the years 2017 through 2022. The TCJA reduces the expensing percentage ratably by 20% each year between 2023 and 2027. This reduction could result in tax depreciation and expensing of newly purchased vehicles that are significantly less than the tax cost associated with the disposition of vehicles. In addition, vehicles purchased using certain financing arrangements are not eligible for this accelerated depreciation election. If we choose to purchase vehicles using such financing arrangements, or if our existing financing arrangements are deemed not to qualify under the Code, our ability to claim accelerated expensing would be limited.

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

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the vehicles rented or sold by us, and for employment-related injury claims by our employees. We are currently a defendant in numerous actions and have received numerous claims for which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from us. There can be no assurance that we will not be exposed to uninsured liability at levels in excess of our historical levels, that liabilities in respect of existing or future claims will not exceed the level of our insurance or reserves, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See Item 1, “Business - Insurance and Risk Management” and Note 14, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2023 Annual Report.

In addition to litigation associated with our ongoing operations, we are a defendant in certain litigation related to our Chapter 11 Cases, including the case adversary proceeding captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et. al. See Note 14, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2023 Annual Report. We cannot predict the ultimate outcome or timing of this litigation, however, in light of the amount potentially at issue in the case, an adverse ruling by the U.S. Court of Appeals for the Third Circuit, followed by entry of an order of judgment, could have a material adverse impact on the Company’s financial condition, results of operations or cash flows, particularly in the period in which an adverse judgment is entered.

Environmental laws and regulations and the costs of complying with them, or any liability or obligation imposed under them, could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We are subject to federal, state, local and foreign environmental laws and regulations in connection with our operations, including with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel and motor and used oils. We cannot guarantee that the tanks will remain free from leaks or that the use of these tanks will not result in significant spills or leakage. If a leak or a spill occurs, it is possible that the costs to investigate and remediate resulting impacts, as well as any associated fines, could be significant. Historically, we have indemnified property owners for the costs associated with remediating certain hazardous substance storage, recycling or disposal sites and, in some instances, for natural resource damages. Compliance with existing or future environmental laws and regulations may require material expenditures by us or otherwise have a material adverse effect on our consolidated financial condition, results of operations, liquidity or

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

cash flows. See Item 1, ‘‘Business—Government Regulation and Environmental Matters’’ in this 2023 Annual Report.

The U.S. Congress and other legislative and regulatory authorities in the U.S. and internationally have considered, and will likely continue to consider, and passed numerous measures related to climate change and greenhouse gas emissions, such as the European Commission's Corporate Sustainability Reporting Directive ("CSRD"), the SEC's proposed climate disclosure requirements, the Climate Corporate Data and Accountability Act (“CCDAA”) and the Climate-Related Financial Risk Act (together with the CCDAA, the “California Climate Laws”). Should rules establishing limitations on greenhouse gas emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emissions become effective, demand for our services could be affected, our vehicle and compliance, and/or other, costs could increase, and our business could be adversely affected.

Changes in the legal and regulatory environment that affect our operations could disrupt our business, increase our expenses or otherwise have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

We are subject to a wide variety of U.S. and international laws and regulations and changes in the level of government regulation of our business that have the potential to materially alter our business practices and materially adversely affect our results of operations, financial condition, liquidity and cash flows. Those changes may occur through new laws and regulations or changes in the interpretation of existing laws and regulations.

For example, any new, or change in existing, U.S. law and regulation with respect to optional insurance products or policies could increase our costs of compliance or make it uneconomical to offer such products. For further discussion regarding how changes in the regulation of insurance intermediaries may affect us, see Item 1, ‘‘Business—Insurance and Risk Management’’ in this 2023 Annual Report. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

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

We are subject to many forms of taxation in the jurisdictions throughout the world in which we operate, including, but not limited to, income tax, withholding tax, indirect tax, and payroll-related taxes. Tax law and administration are extremely complex and often require us to make subjective determinations. For example, in accordance with Section 482 of the Code and the OECD guidelines, we have established transfer pricing policies to govern our intercompany operations. Implementing transfer pricing policies can be extremely complex. Tax authorities could disagree with our policies, which disagreements could result in lengthy legal disputes and, ultimately, the payment of substantial funds to government authorities, which could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

An impairment of our goodwill and other indefinite-lived intangible assets could have a material impact to our results of operations.

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event, we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. The reviews of fair value involve judgment and estimates, including projected revenues, projected cash flows, long-term growth rates, royalty rates and discount rates. A significant decline in any of the items used to determine fair value, as well as other triggering events, could result in a material impairment charge. For details of our annual impairment testing, see Note 5, "Goodwill and Intangible Assets, Net," in Part II, Item 8 of this 2023 Annual Report.

Changes in management’s estimates and assumptions could have a material impact to our results of operations, financial condition, liquidity and cash flows.

In preparing our periodic reports under the Securities Exchange Act of 1934, including our financial statements, our management is required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include depreciation for revenue earning vehicles; accruals for estimated liabilities, including public liability, property damage and litigation reserves; the recoverability of our goodwill and indefinite-lived intangible assets; and income taxes. Changes in estimates or assumptions or the information underlying the assumptions, such as changes in our business or fleet plans or the market for used vehicles, or general market conditions, could affect reported amounts of assets, liabilities or expenses.

Our global business requires a compliance program to promote organizational adherence to applicable laws and regulations, and if the compliance program does not operate as designed, it can increase numerous risks to the Company.

We have a compliance program that promotes a culture of ethical behavior and adherence to applicable laws and regulations. The program is designed to: (i) identify applicable anti-bribery requirements (e.g., laws limiting commercial bribery and corruption); (ii) identify applicable antitrust requirements (e.g., laws to prevent price fixing, contract rigging, market or customer allocations, etc.); (iii) interpret the application of such requirements; (iv) educate target audiences; and (v) provide independent, ongoing compliance monitoring.

Operating in many different countries increases the risk of a violation, or alleged violation, of the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, other applicable anti-corruption laws and regulations, the economic sanctions programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the anti-boycott regulations administered by the U.S. Department of Commerce's Office of Anti-Boycott Compliance. The failure of our compliance program to operate as designed can result in a failure to comply with applicable laws, which could result in significant penalties or otherwise harm the Company’s reputation and business. There can be no guarantee that all of our employees, contractors and agents will comply with the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

Company’s policies that mandate compliance with these laws. Violations of these laws could result in legal and regulatory sanctions, increased litigation and fines, prolonged negative publicity, diminished investor confidence, declining employee morale and other unfavorable consequences, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows.

Hertz Holdings is a holding company with no operations of its own and depends on its subsidiaries for cash.

The operations of Hertz Holdings are conducted nearly entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends on its common stock is dependent on the earnings and the receipt of funds from its subsidiaries via return of paid-in capital, dividends or intercompany loans. However, none of the subsidiaries of Hertz Holdings are obligated to make funds available to Hertz Holdings for the payment of dividends or the service of its debt. In addition, certain states' laws and the terms of certain of our debt agreements significantly restrict, or prohibit, the ability of Hertz and its subsidiaries to pay dividends, make loans or otherwise transfer assets to Hertz Holdings, including state laws that require dividends to be paid only from surplus. If Hertz Holdings does not receive cash from its subsidiaries, then Hertz Holdings' financial condition could be materially adversely affected.

Failure to meet ESG expectations or standards or achieve our corporate responsibility goals could adversely affect our business, results of operations and financial condition.

There has been an increased focus from stakeholders and activists on the environmental, social and governance performance of companies, including environmental stewardship (e.g., climate, sustainability and water use); diversity, equity, and inclusion initiatives; sourcing and supply chain activities; human capital and rights records; and overall corporate governance profile. This has resulted in expanding and increasingly complex expectations related to reporting, diligence, and disclosure on ESG topics, as well as pressure to modify product offerings and business practices to drive change on these issues. These developments and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may alter the environment in which we do business.

As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, including compliance with the European Commission’s CSRD, the SEC’s proposed disclosure requirements and the California Climate Laws regarding, among other matters, greenhouse gas emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Identifying, monitoring, quantifying, aggregating and disclosing the associated data and information relating to such issues can require significant investments of time and resources, both initially and as the requirements evolve over time, and may increase the ongoing costs of compliance, which could adversely impact our business, results of operations and financial condition. In addition, such data and information may be unreliable particularly when obtained from third parties.

Given our commitment to being a responsible corporate citizen, we actively monitor and manage ESG trends through various initiatives, which we may refine or expand further in the future, and we could be criticized for the scope or nature of our corporate responsibility goals, or for any revisions to our goals. Our failure or perceived failure to achieve our goals, maintain practices that align with stakeholder expectations for “best practices,” or comply with new ESG expectations and regulatory requirements could harm our reputation, adversely impact our ability to attract and retain customers and talent, and expose us to increased scrutiny from a range of stakeholders. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on ESG-related issues. Damage to our reputation may reduce demand for our products and services and thus have an adverse effect on our future financial results.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

RISKS RELATED TO OUR INDEBTEDNESS

Our indebtedness exposes us to various risks, which could impair our financial condition.

As of December 31, 2023, we had total indebtedness of approximately $15.7 billion, including $12.2 billion of vehicle related debt and $3.4 billion of non-vehicle related debt. A portion of our indebtedness bears interest at variable rates, which exposes us to risks inherent in interest rate fluctuations and higher interest expenses in the event of continued increases in interest rates. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this 2023 Annual Report for additional information related to interest rate risk.

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

We rely significantly on asset-backed and asset-based financing to purchase vehicles. If we are unable to refinance or replace our existing asset-backed and asset-based financing or continue to finance new vehicle acquisitions through asset-backed or asset-based financing on favorable terms, on a timely basis, or at all, then our costs of financing could increase significantly and have a material adverse effect on our liquidity, interest costs, financial condition, cash flows and results of operations, including, more broadly, the financial performance of the company.

Our asset-backed and asset-based financing capacity could be decreased, our financing costs and interest rates could be increased, or our future access to the financial markets could be limited, as a result of risks and contingencies, many of which are beyond our control, including: (i) the acceptance by and/or demand from credit markets of the structures and structural risks associated with our asset-backed and asset-based financing arrangements; (ii) the credit ratings provided by credit rating agencies for our asset-backed indebtedness; (iii) third parties requiring changes in the terms and structure of our asset-backed or asset-based financing arrangements, including increased credit enhancement or required cash collateral and/or other liquid reserves; (iv) the insolvency or deterioration of the financial condition of one or more of our principal vehicle manufacturers; (v) changes in laws or regulations that negatively affect any of our asset-backed or asset-based financing arrangements; or (vi) the overall credit condition of The Hertz Corporation.

Our asset-backed and certain asset-based vehicle financing facilities include credit enhancement provisions that require us to provide cash or additional vehicle collateral in the event the estimated market values for the vehicles used as collateral decrease below net book values. As a result, reductions in the estimated market value of vehicles used as collateral could adversely affect our liquidity, cash flow, and, ultimately, the profitability of our company, or otherwise require us to use cash intended for other purposes as collateral, and potentially lead to decreased borrowing base availability. Similarly, if the demand for used vehicles were to decline, resulting in sales of vehicles below the net book value required by our asset-backed and certain asset-based financings, we may have difficulty meeting the minimum required collateral levels resulting in a contractual obligation to add additional collateral in the form of cash or additional vehicles to the under collateralized asset-backed and/or certain asset-based financing. In the event that we cannot post additional collateral, the principal under our asset-backed and certain asset-based financing arrangements may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our special-purpose financing subsidiaries. If that event were to occur (or any other

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

liquidation events), the holders of our asset-backed and certain asset-based debt may have the ability to exercise their right to, directly or indirectly, foreclose on and sell vehicles to generate proceeds sufficient to repay such debt.

Failure by us to have proper financing and debt management processes in place may result in cash shortfalls and liquidity problems, the need to seek emergency financing at high interest rates, violations of debt covenants, and an inability to execute strategic initiatives. These outcomes could negatively affect our liquidity and ability to maintain sufficient levels of revenue earning vehicles to meet customer demands, and could trigger cross-defaults under certain of our other financing arrangements.

Substantially all of our consolidated assets secure certain of our outstanding indebtedness, which could materially adversely affect our debt and equity holders and our business.

Substantially all of our consolidated assets are subject to security interests or are otherwise encumbered for the benefit of our creditors. The bulk of our consolidated assets consists of our revenue earning vehicles and certain related vehicle assets and are subject to security interests or are otherwise encumbered for the benefit of our asset-backed and asset-based financing arrangements. Substantially all of our remaining consolidated assets are encumbered by and pledged to our senior creditors as collateral for certain of our senior debt obligations. As a result of substantially all of our assets being encumbered for the benefit of certain creditors, our various secured creditors have liquidation priorities ahead of other stakeholders of our business.

Because substantially all of our assets are encumbered under financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired or contractually limited under our existing financings, which could have a material adverse effect on our financial flexibility and force us to attempt to incur additional unsecured indebtedness, which may not be available to us or may not be available to us at favorable rates and terms.

We may not be able to deduct certain business interest expenses, which could have a material adverse effect on our results of operations and liquidity.

The TCJA, which was temporarily modified by the Coronavirus Aid, Relief, and Economic Security Act, imposed significant limitations on the deductibility of business interest expense under Section 163(j). These limitations could result in additional material cash tax payments that could have a material adverse effect on our results of operations and liquidity. Furthermore, in the event our debt instruments were to be recharacterized as equity for tax purposes, the Company would not be entitled to deduct the payments as interest and could be assessed withholding taxes on payments to certain lenders, which could have a material adverse effect on our results of operations and liquidity.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of our stock and could diminish our liquidity.

Our Board has authorized a share repurchase program that does not have an expiration date. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. Furthermore, share repurchases could affect the market price of our common stock or increase its volatility and decrease our cash balances and/or our liquidity. Beginning in 2023, the Inflation Reduction Act of 2022 imposed a non-deductible 1% excise tax on the fair market value of share repurchases that exceed $1 million in a taxable year, which will increase the cost of our share repurchase program.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

The share price of our common stock may be volatile.

Numerous factors, including many that are outside of our control, may have a significant impact on the market price of our common stock. These risks include those described or referred to in this “Risk Factors” section and in the other documents incorporated herein by reference as well as, among other things:
•our operating and financial performance and prospects;
•our successful execution of our business strategy, including with respect to successful deployment of our EV strategy;
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
•announcements and actions filed by third parties of significant claims or proceedings against us;
•issuances of new or updated research reports by security or industry analysts, or those analysts not publishing or ceasing to publish reports about us, our industry or our market;
•changes in, or results that vary from, earnings estimates or buy/sell recommendations by analysts; and
•general financial, domestic, economic and other market conditions.

In addition, stock markets experience significant price and volume fluctuations from time to time that are not related to the operating performance of particular companies. These market fluctuations may have material adverse effect on the share price of our common stock.

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
•provide for a classified Board with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•allow for removal of directors only for cause;
•allow only the Board to fill a vacancy created by the expansion of the Board or the resignation, death, retirement, disqualification or removal of a director;
•require advance notice for stockholder proposals to be brought before a meeting of stockholders, including proposed nominations of persons for election to the Board;
•only allow stockholder action to be taken at an annual or special meeting;
•limit the ability of stockholders to call a special meeting; and
•authorize blank check preferred stock.

These provisions may make it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, we have elected not to be governed by Section 203 of the General Corporation Law of the State of Delaware (the "DGCL"), which generally prohibits a Delaware

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

corporation from engaging in any of a broad range of business combinations with a stockholder owning 15% or more of our outstanding voting stock, unless the stockholder has held the stock for a period of at least three years.

The significant ownership interests held by our Plan Sponsors, which we believe as of December 31, 2023, exceeded 50% of our outstanding common stock (without taking into account the dilutive impact of outstanding Public Warrants) means that the Plan Sponsors have the ability to control matters requiring stockholder approval, such as director elections, amendments to the Hertz Holdings Certificate of Incorporation and significant corporate transactions. With respect to such matters, the Plan Sponsors’ interests may not align with those of other stockholders or they may take actions that other stockholders do not view as beneficial. This could delay or prevent a change of control transaction or discourage a potential acquirer from pursuing such a transaction, which transaction might have otherwise been of benefit to the other stockholders. The Plan Sponsors’ ownership may also adversely affect the trading price for our common stock if potential investors perceive disadvantages in investing in a company with controlling stockholders.

The choice of forum provision in our Certificate of Incorporation could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or agents.

Our Certificate of Incorporation provides that, unless we consent in writing to an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (the “Court of Chancery”) is the sole and exclusive forum for any stockholder to bring any state law claim for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of a breach of fiduciary duty owed by any director, officer, employee, or agent of the Company to us or to our stockholders; (3) any action asserting a claim against us arising pursuant to the DGCL, our Certificate of Incorporation or Bylaws; (4) any action or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery; and (5) any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, the choice of forum provision provides that, unless the Company consents in writing to the selection of an alternative forum, claims brought under the Securities Act must be brought exclusively in the federal district courts of the United States. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or agents, which may discourage such lawsuits against us and our directors, officers and agents. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

GENERAL RISK FACTORS

A business continuity plan is necessary for our global business, and the failure of such plan may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We have a business continuity management plan designed to: (i) identify key assets, operations and underlying threats; (ii) define and assess relevant threats (e.g., natural disasters, pandemics, civil unrest, terrorism, etc.) on business operations; (iii) develop and maintain disaster recovery strategies and business resumption plans to minimize the impact of both known and unknown threats; and (iv) test the adequacy of our action plans. If our business continuity management plan fails to operate as intended, we may experience significant business disruptions, release of confidential information, malicious corruption of data, regulatory intervention and sanctions, prolonged negative publicity, litigation and liabilities, product and service quality failures, irreparable harm to customer relationships and other unfavorable consequences which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Our results of operations and share price could be adversely affected if we are unable to maintain effective internal controls.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, incur incremental compliance costs, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, and our results of operations, our share price and our ability to obtain new business could be materially adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Hertz maintains an enterprise-wide risk management ("ERM") process to identify, assess and monitor risks that are or may become material to our business. Our ERM process includes participation by senior management, other leaders, and employees across the business in surveys and discussions about the risk environment. An ERM committee meets regularly to discuss the Company’s top risks. Through our ERM process, we have identified cybersecurity as among the material risks in our business. To address this risk, we take a broad approach.

As an overarching matter, our Global Information Security and Compliance ("GISC") program drives initiatives to protect the confidentiality, integrity, and availability of our information systems and data. Our GISC program includes procedures that are specifically designed to detect and address cybersecurity threats. Our GISC program helps to ensure that we are:
•monitoring and tracking events on our network to appropriately respond;
•coordinating between the information security and physical security teams to identify and respond to threats;
•implementing appropriate tools to help in the protection of our data and information technology;
•monitoring government and industry sources for news of potential threats;
•maintaining policies and procedures to address data security and privacy topics, such as password management; and
•providing cybersecurity awareness training for employees.

Our GISC program also addresses business continuity planning, given the potential impact on business continuity of a cyber event. A cornerstone of our business continuity effort is our cyber incident response plan. The cyber incident

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1C. CYBERSECURITY (Continued)

response plan provides a dynamic and flexible framework for responding to cybersecurity incidents. In addition to the cyber incident response plan, individual functions and Hertz locations maintain business continuity plans that identify critical business services, establish recovery objectives and create methods for implementing the plan in the event of business interruption due to a cyber or other event. Among the business continuity plans in place at the Company is a plan applicable to our data centers.
Given the dynamic nature of the cyber threat environment, we engage third-party assessors, consultants and others from time to time to assist us with assessing, enhancing, implementing, and monitoring our cybersecurity risk-management programs. We review the results of the assessments of these third parties and determine whether to adjust our cybersecurity policies and processes based thereon.

We also have a privacy and data security program, which covers the collection, transfer, storage and use of customer data. We take steps to prevent and detect cybersecurity threats to protect our information and systems, and in turn, protect our customers’ privacy.
Additionally, we have taken steps to address cybersecurity threats at third parties, including service providers, licensees and franchisees, that handle, possess, process and store our material information. We require these the third parties to maintain certain security controls and assess their compliance with these requirements.

We also monitor attempts by third parties to gain access to our systems and networks. At this time, we do not have any indication that any such prior attempts have had a material effect on our business, operations or financial condition. However, there can be no assurance that our cybersecurity efforts will always be successful, and it is possible that cybersecurity threats could have a material effect on our business, operations or financial condition in the future. See “Risks Related to Information Technology, Cybersecurity and Privacy” in Item 1A, "Risk Factors” of this 2023 Annual Report.

Governance

Our Board oversees material risks facing the Company. For some categories of risk, the Board has empowered a committee to provide more focused oversight. In the case of cybersecurity and technology risk more broadly, the Board’s Audit Committee has that responsibility.

The Audit Committee is informed of risks from cybersecurity threats through regular reports from management and, from time to time, third parties. The Audit Committee also receives regular reports on how management identifies, assesses, and manages cybersecurity and broader technology risks. The Audit Committee reviews these reports and discusses them with management.

The Audit Committee provides a regular report to the full Board on key aspects of management’s presentations on cybersecurity and broader technology risks. All members of the Board have access to written cybersecurity reports that are provided to the Audit Committee. Audit Committee conversations on cybersecurity topics are open to any member of the Board.

While our Board and Audit Committee oversee risk, our senior leadership is responsible for identifying, assessing, and managing our exposure to risk, including risks from cybersecurity threats. Direct accountability of our cybersecurity program is housed within our Information Technology organization, which is led by our Chief Information Officer. Reporting to our Chief Information Officer is the individual who provides day-to-day oversight of our cybersecurity program and champions its ongoing evolution, our Chief Information Security Officer (“CISO”). Our CISO is responsible for assessing and managing material risks from cybersecurity threats, including monitoring the prevention, detection, mitigation and remediation of cybersecurity threats. The CISO oversees direct reports and leverages a multi-disciplinary team that regularly communicates with respect to our prevention, detection, mitigation and remediation of cybersecurity threats and incidents. The team consists of individuals that represent various organizations and departments across the Company who have knowledge, skills and expertise to respond to a cybersecurity incident. Our CISO coordinates with the Company’s disclosure teams relating to potentially material cybersecurity incidents, attends the Company’s disclosure committee meetings, and regularly discusses with the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1C. CYBERSECURITY (Continued)

Audit Committee the effectiveness of the Company’s technology security, capabilities for disaster recovery, data protection, cyber threat detection and cyber incident response and management of technology-related compliance risks.

Tim Langley-Hawthorne is our CIO and has served in this role since October 2021. Mr. Langley-Hawthorne has 11 years of experience in senior technology roles with cybersecurity responsibilities. Prior to joining the Company, Mr. Langley-Hawthorne served as the Chief Information Officer at Hitachi Vantara, a hi-tech subsidiary of Hitachi Ltd. Prior to Hitachi, Mr. Langley-Hawthorne held various executive technology and operations positions at Western Union, as well as various IT, consulting and commercial roles at Information Services Group, Electronic Data Systems, and IBM Australia. Mr. Langley-Hawthorne holds an Executive MBA from Pepperdine University and a Bachelor of Commerce degree from the University of Melbourne, Australia.

We are currently completing the search for a new CISO, following the voluntary departure of the incumbent CISO. An accomplished information technology leader with 29 years of experience in the field and 20 months of experience with the Company is currently serving in the role on an interim basis.

ITEM 2. PROPERTIES

We operate vehicle rental locations at or near airports and in central business districts and suburban areas of major cities in the U.S. The states of California, Florida, Hawaii, New York and Texas account for approximately 30% of our Americas RAC segment rental locations. We also operate vehicle rental operations internationally, where Australia, France, Germany, Italy and Spain account for approximately 30% of our International RAC segment rental locations.

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

ITEM 3. LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 14, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2023 Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The table below sets forth, as of February 7, 2024, the names, ages, number of years employed by the Company and positions of our executive officers.

Name	Age	Number of Years Employed	Position
Stephen M. Scherr	59	1	Chief Executive Officer
Alexandra D. Brooks	53	3	Executive Vice President and Chief Financial Officer
Colleen R. Batcheler	50	1	Executive Vice President, General Counsel and Secretary
Justin R. Keppy	51	—	Executive Vice President and Chief Operating Officer
Eric J. Leef	50	3	Executive Vice President and Chief Human Resources Officer
Kelly Galloway	39	9	Senior Vice President and Chief Accounting Officer

Mr. Scherr has served as Chief Executive Officer and a member of the Company's Board since February 2022. Mr. Scherr was appointed Chairperson of the Board in January 2023. Prior to joining the Company, Mr. Scherr spent nearly three decades at Goldman Sachs, leading a range of strategic and operational functions. He most recently served as Chief Financial Officer of Goldman Sachs Group, Inc. ("Goldman Sachs"), a global investment banking, securities and investment management firm, from 2018 through 2021, and CEO of Goldman Sachs Bank USA and Head of the Consumer & Commercial Bank Division from 2016 to 2018. Prior to joining Goldman Sachs, Mr. Scherr practiced law.

Ms. Brooks has served as Executive Vice President and Chief Financial Officer since July 2023. She previously served as Senior Vice President, Chief Accounting Officer of the Company from October 2020 to July 2023 and as Senior Vice President, Internal Audit from June 2020 to October 2020. Prior to joining the Company, Ms. Brooks was the Vice President, Internal Audit at Aptiv PLC (“Aptiv”), a global technology company, beginning May 2015. Before joining Aptiv, Ms. Brooks was the Chief Financial Officer for Champion Windows and Home Exteriors, a home improvement company, from 2013 to 2015. Prior to that, Ms. Brooks was in a variety of leadership roles at the General Electric Company, a multinational conglomerate, including Global Controller for the Aviation segment, Executive Technical Advisor to the Corporate Audit Staff, and Global Controller for the Plastics division. Ms. Brooks also worked at the General Motors Company in a variety of finance and accounting roles. She began her career with PricewaterhouseCoopers, a professional services firm, and is a Certified Public Accountant.

Ms. Batcheler has served as Executive Vice President, General Counsel and Secretary of the Company since May 2022. Ms. Batcheler has more than 15 years of experience as a general counsel and senior leader of publicly-traded companies, and more than 20 years of experience practicing law. Prior to joining the Company, Ms. Batcheler served as Executive Vice President, General Counsel and Corporate Secretary at Conagra Brands, Inc. ("Conagra"), one of North America's leading branded food companies, from September 2009 to April 2022. Prior to that, she served in other senior management roles at Conagra since June 2006. Prior to joining Conagra, Ms. Batcheler served as Vice President and Corporate Secretary at Albertson's, Inc., Associate Counsel with The Cleveland Clinic Foundation and as an Associate with the law firm of Jones Day. Ms. Batcheler also has been a member of the board of directors of Hyster-Yale Materials Handling, Inc., and its Nominating and Corporate Governance Committee since May 2023.

Mr. Keppy has served as Executive Vice President and Chief Operating Officer of the Company since November 2023. He previously served as President, North America Residential & Light Commercial HVAC, for Carrier Global Corporation ("Carrier"), a leader in sustainable healthy buildings, HVAC, commercial and transport refrigeration solutions, since March 2020. Prior to that, Mr. Keppy was Carrier’s Vice President & General Manager, Truck Trailer Americas, within its Refrigeration segment, since November 2019. Prior to joining Carrier, Mr. Keppy served as Vice President, North America JIT for Lear Corporation, a leader in automotive technology, from June 2019 to November 2019, and as Vice President at Collins Aerospace, a leader in technologically advanced and intelligent solutions for the global aerospace and defense industry, created through a merger of UTC Aerospace and Rockwell Collins’ aerospace business, from December 2018 to June 2019. Before the merger, Mr. Keppy served in a variety of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (Continued)
leadership roles within UTC Aerospace Systems since August 2012, including serving as President, Sensors & Integrated Systems from July 2014 to December 2018.

Mr. Leef has served as Executive Vice President and Chief Human Resources Officer of the Company since February 2021 and previously served as Senior Vice President and Chief Human Resources Officer beginning September 2020. Prior to joining the Company, Mr. Leef served as Senior Vice President, Chief Human Resources Officer at Atria Senior Living, a provider of independent, assisted living and memory care options, from October 2019 to July 2020. Prior to that, Mr. Leef served as Executive Director, HR Client Support for GE and GE Appliances, a Haier Company that manufacturers appliances, from 2013 to September 2019 and held various other HR roles for GE Appliances since 2003.

Ms. Galloway has served as Senior Vice President and Chief Accounting Officer of the Company since July 2023. She previously served as Senior Vice President and Controller from August 2020 to July 2023, as Vice President and Controller from August 2019 to August 2020, as Assistant Corporate Controller from August 2018 to August 2019, and in other accounting-related roles from September 2014 to August 2018. Prior to joining the Company, Ms. Galloway held roles at Kforce and PricewaterhouseCoopers, both professional services firms, and is a Certified Public Accountant.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HERTZ GLOBAL

Hertz Holdings' common stock and Public Warrants trade on The Nasdaq Global Select Market ("Nasdaq") under the symbols "HTZ" and "HTZWW," respectively. As of February 7, 2024, there were 863 holders of record of Hertz Holdings' common stock.

Hertz Holdings paid no cash dividends on its common stock in 2023 or 2022, and it does not expect to pay dividends on its common stock for the foreseeable future.

Since Hertz Holdings does not conduct business itself, any dividends on, and repurchases of, its common stock must be funded using dividends or amounts borrowed from Hertz or independent borrowings. The credit agreements governing Hertz's First Lien Credit Facilities and the indenture governing Hertz's Senior Notes Due 2026 and Senior Notes Due 2029 provide conditions that limit when Hertz can make dividends and certain other restricted payments, including restrictions for distributions to Hertz Holdings used to pay dividends on Hertz Holdings' common stock.

Repurchases of Equity Securities

Share Repurchase Programs for Common Stock

In November 2021, Hertz Global's independent Audit Committee recommended, and its Board approved, a share repurchase program that authorized the repurchase of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock (the "2021 Share Repurchase Program"), which was announced on November 29, 2021. In 2022, the Company completed the 2021 Share Repurchase Program by repurchasing 80,677,021 shares of Hertz Global's common stock during the first half of 2022 at an average share price of $19.74 for an aggregate purchase price of $1.6 billion. Under the completed 2021 Share Repurchase Program, a total of 97,783,047 shares of Hertz Global common stock were repurchased for an aggregate purchase price of $2.0 billion.

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board approved, a new share repurchase program (the "2022 Share Repurchase Program") that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock.The 2022 Share Repurchase Program, announced on June 15, 2022, has no initial time limit, does not obligate Hertz Global to acquire any particular amount of common stock and can be discontinued at any time. As of December 31, 2023, approximately $874 million remains available under the 2022 Share Repurchase Program.

Between inception and December 31, 2023, a total of 66,684,169 shares of Hertz Global's common stock were repurchased in open-market transactions under the 2022 Share Repurchase Program at an average share price of $16.88 for an aggregate purchase price of $1.1 billion. There were no share repurchases after December 31, 2023 through the date of the filing of this 2023 Annual Report.

Any future repurchases will be made at the discretion of Hertz Global's management through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws. There can be no assurance as to the timing or number of any share repurchases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)
The following table provides a breakdown of our equity security repurchases during the fourth quarter of fiscal year 2023.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of the publicly announced plan or program	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the publicly announced plan or program (In thousands, except share data)
Common Stock
October 1 – October 31, 2023	1,649,589	$10.50	1,649,589	$897,958
November 1 – November 30, 2023	2,367,562	$8.64	2,367,562	$877,500
December 1 – December 31, 2023	339,369	$9.00	339,369	$874,445
Total	4,356,520	$9.37	4,356,520	$874,445

Performance Graph

The graph that follows compares the cumulative total stockholder return on Hertz Holdings common stock with the Russell 1000 Index and the Morningstar Rental & Leasing Services Industry Group. The Russell 1000 Index is included because it is comprised of the 1,000 largest publicly traded issuers. The Morningstar Rental & Leasing Services Industry Group is a published, market capitalization-weighted index representing stocks of companies, including Hertz Holdings, that rent or lease various durable goods to the commercial and consumer market including vehicles and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods. The results are based on an assumed $100 invested on November 9, 2021 (the first day of trading pursuant to a registration statement on Form S-1), at the market close, through December 31, 2023. Share price performance presented below is not necessarily indicative of future results.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Hertz paid dividends to Hertz Holdings of $321 million and $2.5 billion in 2023 and 2022, respectively, to help fund common stock repurchases, as further disclosed in Note 16, "Equity and Earnings (Loss) Per Common Share – Hertz Global" in Part II, Item 8 of this 2023 Annual Report. The credit agreements governing Hertz's First Lien Credit Facilities provide conditions that limit when Hertz can make dividends and certain other restricted payments, including restrictions for distributions to Hertz Holdings used to pay dividends on Hertz Holdings' common stock.

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

The statements in this MD&A regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, "Risk Factors.” The following MD&A provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following MD&A together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements and Summary of Risk Factors,” Item 1A, "Risk Factors,” and our consolidated financial statements and related notes included in Part II, Item 8 of this 2023 Annual Report.

In this MD&A, we refer to the following non-GAAP measure and key metrics:
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

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Our Business

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of EVs, non-program vehicles and program vehicles based on market conditions, including residual values. Our business requires significant expenditures for vehicles, and as such, we require substantial liquidity to finance such expenditures.

Our strategy is focused on excellence in execution of our rental operations, presenting distinct product offerings through each of our brands, building on our leadership in ride share and selling vehicles from the fleet directly to consumers.

Our revenues are primarily derived from rental and related charges and consist of worldwide vehicle rental revenues from all company-operated vehicle rental operations and charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling and electric charging of vehicles and revenues associated with value-added services, including the sale of loss or collision damage waivers, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and other products and fees. Also included are collections from customers for vehicle damages, ancillary revenues associated with retail vehicle sales and certain royalty fees from our franchisees (such fees are approximately 2% of total revenues each period).

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

To accommodate increased demand, we seek to increase our available fleet and staff. As demand declines, we seek to reduce fleet and staff accordingly. As a result, we strive to maintain a flexible workforce, with a significant number of part-time and seasonal workers. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. Certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, and minimum staffing costs, remain fixed and cannot be adjusted for demand.

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

In the second quarter of 2021, as a result of the Donlen Sale, as further disclosed in Note 3, "Divestitures," in Part II, Item 8 of this 2023 Annual Report, the All Other Operations reportable segment, which was primarily comprised of the Donlen business, was no longer deemed to be a reportable segment.

In addition to the above reportable segments, we have corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

Revenue Earning Vehicles

Revenue earning vehicles used in our rental and leasing operations are recorded at cost, net of related discounts and incentives from manufacturers. Holding periods typically range from six to sixty-six months. Also included in revenue earning vehicles are vehicles placed on our retail lots for sale or actively in the process of being sold through other disposition channels.

Program vehicles are purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers wherein the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Guaranteed depreciation programs guarantee the residual value of the program vehicle upon sale, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Program vehicles generally provide us with flexibility to increase or reduce the size of our fleet based on market demand. Historically, when we have increased the percentage of program vehicles, the average age of our fleet has decreased, since the average holding period for program vehicles has historically been shorter than that for non-program vehicles.

When a revenue earning vehicle is acquired outside of a vehicle repurchase program, which is the case for the majority of our fleet at December 31, 2023, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage). We also estimate the residual value of the applicable revenue earning vehicles at the expected time of disposal, considering factors such as make, model and options, age, physical condition, mileage, sale location, time of the year, channel disposition (e.g.,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
auction, retail, dealer direct), historical sales experience for similar vehicles, third-party expectations of resale value and market conditions. The vehicle is depreciated using a rate based on these estimates. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and any changes to the estimated holding period of the vehicle. Differences between actual residual values (i.e., the ultimate sales price) and those estimated in our financial statements result in an adjustment to depreciation upon disposition of the vehicle. Our depreciation of revenue earning vehicles and lease charges also includes costs associated with the disposal of vehicles and rents paid for vehicles leased.

We dispose of our non-program vehicles via auction, dealer direct wholesale channels, direct sales to third parties and retail channels. Non-program vehicles disposed of through our retail locations allow us the opportunity for ancillary revenue, such as warranty, financing and title fees. We periodically review and adjust the mix between program and non-program vehicles in our fleet based on contract negotiations and the economic environment pertaining to our industry in an effort to optimize the mix of vehicles. The use of program vehicles reduces the volatility associated with residual value estimation.

Chapter 11 and Emergence

On May 22, 2020, as a result of the impact from the COVID-19 global pandemic, the Debtors filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. On June 10, 2021, the Plan of Reorganization was confirmed by the Bankruptcy Court and on June 30, 2021, the Plan of Reorganization became effective and the Debtors emerged from Chapter 11.

2023 Operating Overview

In December 2023, we identified a group of EVs (the "EV Disposal Group") that we desired to sell in response to management's determination that the supply of EVs exceeded customer demand, elevated EV damage and collision costs and a decline in EV residual values. As a result, the EV Disposal Group, included in our Americas RAC segment, has been classified as held for sale as of December 31, 2023. The carrying values of the vehicles included in the EV Disposal Group were written down to fair value less costs to sell and resulted in a write-down of $245 million for the year ended December 31, 2023. See Note 4, "Revenue Earning Vehicles" in Part II, Item 8 of this 2023 Annual Report for further details.

The following charts provide the period-over-period change for several key factors influencing our results for each of the years ended December 31, 2023, 2022 and 2021.

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

For more information on the above, see the discussion of our results on a consolidated basis and by segment that follows herein. In this MD&A, certain amounts in the following tables are denoted in millions. Amounts, such as percentages, are calculated from the underlying numbers in thousands, and as a result, may not agree to the amount when calculated from the tables in millions. Discussions regarding our results of operations, liquidity and capital resources for the year ended December 31, 2023 compared to the year ended December 31, 2022 are included within this MD&A. Discussions of our results of operations, liquidity and capital resources for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found under Part II, Item 7 of our 2022 Form 10-K, which is available on the SEC's website (www.sec.gov) or indirectly through our website (www.hertz.com).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Total revenues	$9,371	$8,685	$7,336	8%	18%
Direct vehicle and operating expenses	5,455	4,808	3,920	13	23
Depreciation of revenue earning vehicles and lease charges, net	2,039	701	497	NM	41
Non-vehicle depreciation and amortization	149	142	196	4	(27)
Selling, general and administrative expenses	962	959	688	—	39
Interest expense, net:
Vehicle	555	159	284	NM	(44)
Non-vehicle	238	169	185	41	(9)
Interest expense, net	793	328	469	NM	(30)
Other (income) expense, net	12	2	(21)	NM	NM
Reorganization items, net	—	—	513	—	(100)
Gain on sale of non vehicle assets	(162)	—	—	—	—
(Gain) from the sale of a business	—	—	(400)	—	(100)
Income (loss) before income taxes	123	1,745	1,474	(93)	18
Income tax (provision) benefit	329	(390)	(318)	NM	23
Net income (loss)	452	1,355	1,156	(67)	17
Net (income) loss attributable to noncontrolling interests	—	—	1	—	(100)
Net income (loss) attributable to Hertz	$452	$1,355	$1,157	(67)	17
Adjusted Corporate EBITDA(a)	$561	$2,305	$2,130	(76)	8
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Total revenues increased $686 million in 2023 compared to 2022 driven primarily by higher volume. Americas RAC increased $443 million and International RAC increased $244 million, including a favorable $22 million fx impact in 2023.

DOE increased $646 million in 2023 compared to 2022, with increases of $502 million and $152 million in our Americas RAC and International RAC segments, respectively. DOE in our Americas RAC segment increased due primarily to higher volume-driven costs as well as higher collision and damage costs, particularly within the EV fleet, partially offset by cost saving initiatives in 2023. DOE in our International RAC segment, which included a favorable $11 million fx impact in 2023, increased primarily due to increased volume. The completion of the sale of the EV Disposal Group is expected to have a positive impact on DOE in our Americas RAC segment in 2024, particularly later in the year as sales are completed.

Depreciation of revenue earning vehicles and lease charges, net increased $1.3 billion in 2023 compared to 2022, of which $1.2 billion is attributed to our Americas RAC segment. The increase in our Americas RAC segment was due to several factors, primarily (i) reduced per unit gains on vehicle dispositions, (ii) an increase in Average Vehicles and (iii) a lower volume of vehicle dispositions. The increase in Americas RAC was partially offset by longer vehicle holding periods. Additionally, depreciation of revenue earning vehicles and lease charges, net increased

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
compared to 2022 due to the $245 million write-down of the carrying values of the EV Disposal Group resulting from its classification as held for sale in December 2023. Depreciation of revenue earning vehicles and lease charges, net in our International RAC segment increased $116 million in 2023 compared to 2022 due primarily to higher vehicle acquisition costs, an increase in Average Vehicles and reduced per unit gains on vehicle dispositions, partially offset by a higher volume of vehicle dispositions in 2023. Depreciation of revenue earning vehicles and lease charges, net in our Americas RAC segment is expected to be impacted in 2024 by several factors: (i) lower per unit depreciation that will be incurred on the EV Disposal Group, (ii) a larger average fleet compared to that held in 2023, (iii) the intended sale of older vehicles during 2024 and (iv) an uncertain residual environment.

Non-vehicle depreciation and amortization increased $6 million in 2023 compared to 2022, primarily in our Americas RAC segment, and primarily due to incremental depreciation on completed location refurbishment projects and accelerated amortization on certain software assets.

SG&A in 2023 was essentially flat compared to 2022 with a decrease of $194 million of cost associated with our corporate operations, offset by increases of $150 million and $47 million in our Americas RAC and International RAC segments, respectively. The decrease in cost associated with our corporate operations was due primarily to lower non-cash stock-based compensation costs, intercompany royalty assessment fees received from our International RAC segment, reduced bankruptcy claims and lower incentive compensation. SG&A in our Americas RAC segment increased as a result of increased IT and personnel costs and higher advertising spend. SG&A in our International RAC segment increased due primarily to intercompany royalty assessment fees paid to our corporate operations, partially offset by decreased incentive compensation and a reduction in litigation reserves.

Vehicle interest expense, net increased $396 million in 2023 compared to 2022 due primarily to higher average interest rates, which in part reflects reduced unrealized gains on interest caps in 2023, and higher debt levels resulting primarily by increased fleet levels. The impact of higher interest rates and debt levels primarily impacted our Americas RAC segment as a result of higher benchmark rates on the HVF III 2021-A Notes and the issuance of the HVF III Series 2023 Notes. Vehicle interest expense, net was also impacted by the unwind of certain of its interest rate caps in the first quarter of 2023 resulting in the realization of $88 million of previously unrealized gains, partially offset by a $98 million realized gain.

Non-vehicle interest expense, net increased $69 million in 2023 compared to 2022 due primarily to higher benchmark rates and higher debt levels resulting from the issuance of a new term loan in 2023, partially offset by interest income due to higher market rates.

Other expense increased $10 million in 2023 compared to 2022 due primarily to an increase in net periodic pension costs resulting from higher interest costs.

The effective tax rate in 2023 and 2022 was (268)% and 22%, respectively. We recorded a tax benefit of $329 million and a tax provision of $390 million for 2023 and 2022, respectively. The change in tax provision in 2023 compared to 2022 was primarily driven by lower pre-tax income in 2023, benefits from EV credits generated in 2023 and the release of valuation allowances in 2023 primarily related to the characterization of the loss on the restructuring of European operations.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had income of $163 million and $704 million from the change in fair value of Public Warrants that was incremental to Hertz for the years ended December 31, 2023 and 2022, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

As of December 31, 2023, our Americas RAC operations had a total of approximately 5,200 company-operated and franchisee locations, comprised of 1,900 airport and 3,300 off airport locations.

Results of operations and our discussion and analysis for our Americas RAC segment were as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Total revenues	$7,722	$7,280	$6,215	6%	17%
Depreciation of revenue earning vehicles and lease charges, net	$1,775	$553	$343	NM	61
Direct vehicle and operating expenses	$4,582	$4,080	$3,302	12	24
Direct vehicle and operating expenses as a percentage of total revenues	59%	56%	53%
Non-vehicle depreciation and amortization	$125	$114	$166	10	(31)
Selling, general and administrative expenses	$501	$351	$282	43	25
Selling, general and administrative expenses as a percentage of total revenues	6%	5%	5%
Vehicle interest expense	$456	$140	$213	NM	(34)
Reorganization items, net	$—	$—	$80	—	(100)
Adjusted EBITDA	$585	$2,292	$2,173	(74)	5
Transaction Days (in thousands)(b)	125,215	111,759	100,085	12	12
Average Vehicles (in whole units)(c)	446,219	411,047	355,647	9	16
Average Rentable Vehicles (in whole units)(c)	422,485	385,234	345,306	10	12
Vehicle Utilization(c)	81%	79%	79%
Total RPD (in dollars)(d)	$61.65	$65.03	$61.99	(5)	5
Total RPU Per Month (in whole dollars)(e)	$1,523	$1,572	$1,497	(3)	5
Depreciation Per Unit Per Month (in whole dollars)(f)	$332	$112	$81	NM	39
Percentage of program vehicles as of period end	1%	1%	0.4%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Total revenues for Americas RAC increased $443 million in 2023 compared to 2022 due primarily to higher volume, with an increase in Transaction Days, partially offset by lower pricing. The increase in Transaction Days was driven primarily by volume increases in most leisure categories, in light of sustained travel demand, along with volume increases among our ride share customers. Volume at our airport locations increased 12% compared to 2022. Airport revenues comprised 68% of total revenues for the segment in 2023 consistent with 2022. Total RPD declined from previously elevated post-COVID levels. Revenues in Americas RAC were also impacted by an unfavorable $11 million fx impact in 2023.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $1.2 billion in 2023 compared to 2022 due primarily to (i) reduced per unit gains on vehicle dispositions, (ii) an increase in Average

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Vehicles and (iii) a lower volume of vehicle dispositions, partially offset by longer vehicle holding periods. Additionally, depreciation of revenue earning vehicles and lease charges, net increased due to the $245 million write-down of the carrying value of EV Disposal Group resulting from its classification as held for sale in December 2023. The increase in Average Vehicles was driven in part by decisions, primarily during the fourth quarter of 2023, to delay planned fleet sales in light of an unfavorable used vehicle market. We expect depreciation of revenue earning vehicles and lease charges, net in our Americas RAC segment to be impacted in 2024 by several factors: (i) lower per unit depreciation that will be incurred on the EV Disposal Group, (ii) a larger average fleet compared to that held in 2023, (iii) the intended sale of older vehicles during 2024 and (iv) an uncertain residual environment.

DOE for Americas RAC increased $502 million in 2023 compared to 2022 due primarily to higher volume-related costs and higher collision and damage costs, particularly for the EV fleet, partially offset by cost saving initiatives in 2023. Americas RAC DOE was also impacted by an unfavorable $7 million fx impact in 2023. We expect the completion of the sale of the EV Disposal Group to have a positive impact on DOE in our Americas RAC segment in 2024, particularly later in the year as sales are completed.

Non-vehicle depreciation and amortization for Americas RAC increased $11 million in 2023 compared to 2022 resulting primarily from incremental depreciation on completed location refurbishment projects and accelerated amortization on certain software assets.

SG&A for Americas RAC increased $150 million in 2023 compared to 2022 due primarily to increased IT and personnel costs and higher advertising spend.

Vehicle interest expense for Americas RAC increased $316 million in 2023 compared to 2022 due primarily to higher average interest rates, which in part reflects reduced unrealized gains on interest caps in 2023, and higher debt levels resulting primarily by increased fleet levels. The impact of higher interest rates and higher debt levels were a result of higher benchmark rates on the HVF III 2021-A Notes and higher average interest rates and higher debt levels from the issuance of the HVF III Series 2023 Notes. Vehicle interest expense, net in our Americas RAC segment was also impacted by the unwind of certain of its interest rate caps in the first quarter of 2023 resulting in the realization of $88 million of previously unrealized gains, partially offset by a $98 million realized gain.

International RAC

As of December 31, 2023, our International RAC operations had approximately 6,200 company-operated and franchisee locations, comprised of 1,500 airport and 4,700 off airport locations in approximately 110 countries and jurisdictions, including Africa, Asia, Australia, Europe, the Middle East and New Zealand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of operations and our discussion and analysis for our International RAC segment were as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ In millions, except as noted)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Total revenues	$1,649	$1,405	$985	17%	43%
Depreciation of revenue earning vehicles and lease charges, net	$264	$148	$154	78	(4)
Direct vehicle and operating expenses	$880	$728	$606	21	20
Direct vehicle and operating expenses as a percentage of total revenues	53%	52%	61%
Non-vehicle depreciation and amortization	$11	$13	$16	(9)	(19)
Selling, general and administrative expenses	$227	$180	$136	26	33
Selling, general and administrative expenses as a percentage of total revenues	14%	13%	14%
Vehicle interest expense	$99	$19	$59	NM	(69)
Reorganization items, net	$—	$—	$12	—	(100)
Adjusted EBITDA	$302	$350	$90	(14)	NM
Transaction Days (in thousands)(b)	28,974	25,101	20,488	15	23
Average Vehicles (in whole units)(c)	106,240	94,999	77,643	12	22
Average Rentable Vehicles (in whole units)(c)	104,173	93,564	76,190	11	23
Vehicle Utilization(c)	76%	73%	74%
Total RPD (in dollars)(d)	$56.19	$56.14	$43.24	—	30
Total RPU Per Month (in whole dollars)(e)	$1,302	$1,255	$969	4	30
Depreciation Per Unit Per Month (in whole dollars)(f)	$203	$130	$149	56	(13)
Percentage of program vehicles as of period end	18%	29%	32%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Total revenues for International RAC increased $244 million in 2023 compared to 2022 due to higher volume. Transaction Days increased 15% driven primarily by higher volume in most leisure and business categories due to increased travel demand. Total RPD in 2023 was consistent with 2022. International RAC revenues were also impacted by a favorable $22 million fx impact in 2023.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $116 million in 2023 compared to 2022 due primarily to higher vehicle acquisition costs, an increase in Average Vehicles and reduced per unit gains on vehicle dispositions, partially offset by a higher volume of vehicle dispositions in 2023. Depreciation of revenue earning vehicles and lease charges, net was also impacted by a favorable $10 million fx impact in 2023. Average Vehicles for International RAC increased in 2023 due in part to increased travel demand.

DOE for International RAC increased $152 million in 2023 compared to 2022 due primarily to higher volume, partially offset by a favorable $11 million fx impact in 2023.

SG&A for International RAC increased $47 million in 2023 compared to 2022 due primarily to increased intercompany royalty assessment fees paid to our corporate operations, partially offset by decreased incentive compensation and a reduction in litigation reserves.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Vehicle interest expense for International RAC increased $81 million in 2023 compared to 2022 due primarily to higher interest rates and higher debt levels.

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
HERTZ

	Years Ended December 31,
(In millions)	2023	2022	2021
Net income (loss) attributable to Hertz	$452	$1,355	$1,157
Adjustments:
Income tax provision (benefit)	(329)	390	318
Non-vehicle depreciation and amortization	149	142	196
Non-vehicle debt interest, net(1)	238	169	185
Vehicle debt-related charges(2)	42	35	72
Restructuring and restructuring related charges(3)	17	45	76
Reorganization items, net(4)	—	—	513
Pre-reorganization and non-debtor financing charges(5)	—	—	42
Gain from the Donlen Sale(6)	—	—	(400)
Unrealized (gains) losses on financial instruments(7)	117	(111)	(4)
Gain on sale of non-vehicle capital assets(8)	(162)	—	—
Litigation settlements(9)	—	168	—
Other items(10)	37	112	(25)
Adjusted Corporate EBITDA	$561	$2,305	$2,130

HERTZ GLOBAL

	Years Ended December 31,
(In millions)	2023	2022	2021
Net income (loss) attributable to Hertz Global	$616	$2,059	$366
Adjustments:
Income tax provision (benefit)	(330)	390	318
Non-vehicle depreciation and amortization	149	142	196
Non-vehicle debt interest, net(1)	238	169	185
Vehicle debt-related charges(2)	42	35	72
Restructuring and restructuring related charges(3)	17	45	76
Reorganization items, net(4)	—	—	677
Pre-reorganization and non-debtor financing charges(5)	—	—	42
Gain from the Donlen Sale(6)	—	—	(400)
Unrealized (gains) losses on financial instruments(7)	117	(111)	(4)
Gain on sale of non-vehicle capital assets(8)	(162)	—	—
Litigation settlements(9)	—	168	—
Change in fair value of Public Warrants(11)	(163)	(704)	627
Other items(10)	37	112	(25)
Adjusted Corporate EBITDA	$561	$2,305	$2,130

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
(4)Represents charges associated with the filing of and the emergence from the Chapter 11 Cases, as described in Note 19, "Reorganization Items, Net," in Part II, Item 8 of this 2023 Annual Report.
(5)Represents charges incurred prior to the filing of the Chapter 11 Cases comprised of preparation charges for the reorganization, such as professional fees. Also included certain non-debtor financing and professional fee charges.
(6)Represents the net gain from the sale of our Donlen business on March 30, 2021 recorded in Corporate as disclosed in Note 3, "Divestitures," in Part II, Item 8 of this 2023 Annual Report.
(7)Represents unrealized (gains) losses on derivative financial instruments. See Note 11, "Financial Instruments," in Part II, Item 8 of this 2023 Annual Report.
(8)Represents the gain on sale of certain non-vehicle capital assets sold in March 2023. See Note 3, "Divestitures," in Part II, Item 8 of this 2023 Annual Report.
(9)Represents payments made for the settlement of certain claims related to alleged false arrests. See Note 14, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2023 Annual Report.
(10)Represents miscellaneous items. For 2023, primarily includes certain IT-related costs, charges for certain storm-related vehicle damages and certain professional fees and charges related to the settlement of bankruptcy claims, partially offset by a loss recovery settlement. For 2022, primarily includes certain bankruptcy claims, certain professional fees and charges related to the settlement of bankruptcy claims and certain non-cash stock-based compensation charges. For 2021, primarily includes $100 million associated with the suspension of depreciation during the first quarter for the Donlen business while classified as held for sale, partially offset by $17 million for certain professional fees, $14 million of charges related to the settlement of bankruptcy claims, charges for a multiemployer pension plan withdrawal liability and letter of credit fees.
(11)Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants, as disclosed in Note 12, "Fair Value Measurements," in Part II, Item 8 of this 2023 Annual Report.

(b)    Transaction Days represents the total number of 24-hour periods, with any partial period counted as one Transaction Day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one Transaction Day in a 24-hour period.

(c)    Vehicle Utilization is calculated by dividing total Transaction Days by Available Car Days. Available Car Days represents Average Rentable Vehicles multiplied by the number of days in a given period. Average Rentable Vehicles excludes vehicles for sale on our retail lots or actively in the process of being sold through other disposition channels and is determined using a simple average of such vehicles at the beginning and end of a given period.

	Americas RAC			International RAC
	Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Transaction Days (in thousands)	125,215	111,759	100,085	28,974	25,101	20,488
Average Rentable Vehicles (in whole units)	422,485	385,234	345,306	104,173	93,564	76,190
Number of days in period (in whole units)	365	365	365	365	365	365
Available Car Days (in thousands)	154,272	140,647	126,159	38,061	34,179	27,837
Vehicle Utilization	81%	79%	79%	76%	73%	74%

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

	Americas RAC			International RAC
	Years Ended December 31,
($ in millions, except as noted)	2023	2022	2021	2023	2022	2021
Revenues	$7,722	$7,280	$6,215	$1,649	$1,405	$985
Foreign currency adjustment(1)	(3)	(12)	(11)	(21)	4	(99)
Total Revenues-adjusted for foreign currency	$7,719	$7,268	$6,204	$1,628	$1,409	$886
Transaction Days (in thousands)	125,215	111,759	100,085	28,974	25,101	20,488
Total RPD (in dollars)	$61.65	$65.03	$61.99	$56.19	$56.14	$43.24
(1)Based on December 31, 2022 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues - adjusted for foreign currency divided by the Average Rentable Vehicles in each period and then divided by the number of months in the period reported.

	Americas RAC			International RAC
	Years Ended December 31,
($ in millions, except as noted)	2023	2022	2021	2023	2022	2021
Total Revenues-adjusted for foreign currency	$7,719	$7,268	$6,204	$1,628	$1,409	$886
Average Rentable Vehicles (in whole units)	422,485	385,234	345,306	104,173	93,564	76,190
Total revenue per unit (in whole dollars)	$18,271	$18,867	$17,968	$15,627	$15,062	$11,628
Number of months in period (in whole units)	12	12	12	12	12	12
Total RPU Per Month (in whole dollars)	$1,523	$1,572	$1,497	$1,302	$1,255	$969

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

	Americas RAC			International RAC
	Years Ended December 31,
($ in millions, except as noted)	2023	2022	2021	2023	2022	2021
Depreciation of revenue earning vehicles and lease charges, net	$1,775	$553	$343	$264	$148	$154
Foreign currency adjustment(1)	1	1	1	(5)	—	(15)
Adjusted depreciation of revenue earning vehicles and lease charges	$1,776	$554	$344	$259	$148	$139
Average Vehicles (in whole units)	446,219	411,047	355,647	106,240	94,999	77,643
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$3,981	$1,347	$967	$2,434	$1,556	$1,784
Number of months in period (in whole units)	12	12	12	12	12	12
Depreciation Per Unit Per Month (in whole dollars)	$332	$112	$81	$203	$130	$149
(1)Based on December 31, 2022 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements in the U.S. and internationally.

Cash and Cash Equivalents

As of December 31, 2023, we had $764 million of cash and cash equivalents and $442 million of restricted cash and cash equivalents. As of December 31, 2023, $328 million of cash and cash equivalents and $129 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We continue to assert non-permanent reinvestment of foreign earnings that give rise to excess cash, provided such cash can be remitted in a tax efficient manner.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, including disposal of the EV Disposal Group, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations for the next twelve months and for the foreseeable future thereafter.

Cash Flows - Hertz

As of December 31, 2023 and 2022, Hertz had cash and cash equivalents of $764 million and $943 million, respectively, and restricted cash and cash equivalents of $442 million and $475 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Years Ended December 31,			2023 vs. 2022	2022 vs. 2021
(In millions)	2023	2022	2021	$ Change	$ Change
Cash provided by (used in):
Operating activities	$2,471	$2,538	$1,806	$(67)	$732
Investing activities	(4,024)	(4,233)	(3,544)	209	(689)
Financing activities	1,316	488	2,872	828	(2,384)
Effect of exchange rate changes	25	(25)	(34)	50	9
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(212)	$(1,232)	$1,100	$1,020	$(2,332)

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

In 2023, cash flows from operating activities decreased by $67 million year over year due primarily to a $169 million change in working capital accounts, partially offset by a $102 million change in net income, as adjusted for non-cash and non-operating items. Cash flows from working capital accounts decreased due primarily to a reduction in accrued liabilities due in part to incentive payments in 2023, the payment of bankruptcy claims in 2022 and a reduction in customer loyalty program accruals resulting in part from a change in program terms during 2023. Additionally, cash flows from working capital accounts decreased due to lower value added tax payables arising from intercompany fleet transfers in 2022.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During 2023, there was a $209 million decrease in cash used in investing activities compared to 2022 driven by $162 million of net proceeds received in 2023 due to the sale of certain non-vehicle capital assets as disclosed in Note 3, "Divestitures," in Part II, Item 8 of this 2023 Annual Report. Cash used in investing activities also decreased in 2023 due to an $82 million decrease in revenue earning vehicles expenditures, net, primarily associated with our Americas RAC segment, due in part from decreased vehicle acquisitions in 2023. We expect that in 2024, cash

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
used in investing activities in our Americas RAC segment will increase compared to 2023 as we increase acquisitions of new vehicles and dispose of vehicles with lower expected residual values.

Net financing cash inflows were $1.3 billion in 2023 compared to $488 million in 2022. The $828 million increase in cash inflows was due primarily to a $2.2 billion reduction in dividends paid by Hertz to Hertz Holdings due to reduced share repurchases in 2023, and an increase of $492 million in net proceeds from non-vehicle debt resulting primarily from the issuance of a new term loan in 2023. The increase in net financing cash inflows in 2023 was partially offset by a decrease of $1.8 billion in net proceeds from vehicle debt as a result of less issuances in 2023 compared to 2022.

Cash Flows - Hertz Global

As of December 31, 2023 and 2022, Hertz Global had cash and cash equivalents of $764 million and $943 million, respectively, and restricted cash and cash equivalents of $442 million and $475 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for Hertz Global for the periods shown:

	Years Ended December 31,			2023 vs. 2022	2022 vs. 2021
(In millions)	2023	2022	2021	$ Change	$ Change
Cash provided by (used in):
Operating activities	$2,474	$2,538	$1,806	$(64)	$732
Investing activities	(4,024)	(4,233)	(3,544)	209	(689)
Financing activities	1,313	487	2,845	826	(2,358)
Effect of exchange rate changes	25	(25)	(34)	50	9
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(212)	$(1,233)	$1,073	$1,021	$(2,306)

Fluctuations in operating, investing and financing cash flows from period to period were due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the issuance or repurchase of our common stock and the exercise of Public Warrants. See Note 16, "Equity and Earnings (Loss) Per Common Share – Hertz Global," and Note 17, "Public Warrants - Hertz Global," in Part II, Item 8 of this 2023 Annual Report.

Share Repurchase Programs for Common Stock

In November 2021, Hertz Global's independent Audit Committee recommended, and its Board approved, the 2021 Share Repurchase Program, which was announced on November 29, 2021. In 2022, the Company completed the 2021 Share Repurchase Program by repurchasing 80,677,021 shares of Hertz Global's common stock during the first half of 2022 at an average share price of $19.74 for an aggregate purchase price of $1.6 billion. Under the completed 2021 Share Repurchase Program, a total of 97,783,047 shares of Hertz Global common stock were repurchased for an aggregate purchase price of $2.0 billion.

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board approved, the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. The 2022 Share Repurchase Program, announced on June 15, 2022, has no initial time limit, does not obligate Hertz Global to acquire any particular amount of common stock and can be discontinued at any time. As of December 31, 2023, approximately $874 million remains available under the 2022 Share Repurchase Program.

Between inception and December 31, 2022, a total of 47,303,009 shares of Hertz Global's common stock were repurchased in open-market transactions under the 2022 Share Repurchase Program at an average share price of $17.64 for an aggregate purchase price of $835 million. During the year ended December 31, 2023, a total of 19,381,160 shares of Hertz Global's common stock were repurchased in open-market transactions at an average

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
share price of $15.01 for an aggregate purchase price of $291 million. Since inception of the 2022 Share Repurchase program a total of 66,684,169 shares of Hertz Global's common stock have been repurchased in open-market transactions at an average share price of $16.88 for an aggregate purchase price of $1.1 billion. There were no share repurchases after December 31, 2023 through the date of the filing of this 2023 Annual Report.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global consolidated balance sheets as of December 31, 2023 and 2022 in Part II, Item 8 of this 2023 Annual Report.

Any future repurchases will be made at the discretion of management through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws. There can be no assurance as to the timing or number of shares of any repurchases.

Public Warrants

During the years ended December 31, 2023 and 2022, 48,965 and 245,959 Public Warrants were exercised, of which 31,034 and 60,661 were cashless exercises and 17,931 and 185,298 were exercised for $13.80 per share, respectively. As of December 31, 2023, a cumulative 6,335,204 Public Warrants have been exercised since their original issuance in June 2021. The outstanding warrants are exercisable through June 30, 2051. As of December 31, 2023, the exercise price remains $13.80.

Debt Financing

Refer to Note 6, "Debt," in Part II, Item 8 of this 2023 Annual Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of December 31, 2023.

Cash paid for interest on vehicle debt during 2023 and 2022 was $469 million and $204 million, respectively. The $265 million increase in cash paid for vehicle debt interest is due primarily to higher interest rates and higher debt levels resulting primarily from the issuances of the HVF III Series 2023 Notes. Cash paid for interest on non-vehicle debt during 2023 and 2022 was $252 million and $168 million, respectively. The $84 million increase in non-vehicle debt interest is primarily due to higher interest rates and outstanding borrowings on the First Lien RCF during 2023.

A substantial portion of our liquidity requirements arise from servicing our indebtedness, funding our operations, including purchases of revenue earning vehicles, and funding non-vehicle capital expenditures. We expect to maintain heightened levels of indebtedness into 2024 as we expect to dispose of more aged vehicles and purchase newer vehicles. For a discussion of the risks associated with our high leverage, see Item 1A, "Risk Factors" in this 2023 Annual Report.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	As of December 31, 2023	As of December 31, 2022
Cash and cash equivalents	$764	$943
Availability under the First Lien RCF	1,266	1,514
Corporate liquidity	$2,030	$2,457

Non-vehicle Debt

Approximately $20 million of our outstanding non-vehicle debt is scheduled to mature during the twelve months following the issuance of this 2023 Annual Report. We have reviewed our debt facilities for non-vehicle debt and determined that it is probable that we will be able, and have the intent, to refinance these facilities at such times as we determine appropriate prior to maturity.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Significant financing activities during the year ended December 31, 2023 for our non-vehicle debt were as follows:

In March 2023, the aggregate committed amount under the First Lien RCF was increased from $1.9 billion to $2.0 billion.

In May 2023, the First Lien Credit Agreement was amended to change the benchmark interest rate on the Term Loans from the London Inter-Bank Benchmark Offered Rate ("USD LIBOR") to the term Secured Overnight Financing Rate ("SOFR") in connection with the cessation of USD LIBOR.

In November 2023, Hertz entered into an incremental term loan ("Incremental Term B Loan") in an aggregate principal amount of $500 million.

Letters of Credit

As of December 31, 2023, there were outstanding standby letters of credit totaling $995 million comprised primarily of $734 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of December 31, 2023, there is no remaining capacity to issue letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of December 31, 2023, none of the issued letters of credit have been drawn upon.

Vehicle Debt

Significant financing activities during the year ended December 31, 2023 for our vehicle debt were as follows:

Americas RAC

Approximately $2.3 billion of the outstanding vehicle debt in our Americas RAC segment is scheduled to mature during the twelve months following the issuance of this 2023 Annual Report. We have reviewed our debt facilities and determined that it is probable that we will be able, and have the intent, to refinance these facilities at such times as we determine appropriate prior to maturity.

HVF III U.S. ABS Program

The following HVF III Series 2023 Fixed Rate Rental Car Asset Backed Notes (collectively, the "HVF III Series 2023 Notes") were issued during the year ended December 31, 2023:
•HVF III Series 2023-1 Notes, issued in March 2023, in an aggregate principal amount of $500 million in four classes (Class A, Class B, Class C and Class D). At the time of issuance, Hertz, an affiliate of HVF III, purchased the Class D Notes in an aggregate principal amount of $40 million, which were subsequently sold to third parties in September 2023 as discussed below.
•HVF III Series 2023-2 Notes, issued in March 2023, in an aggregate principal amount of $300 million.
•HVF III Series 2023-3 Notes and Series 2023-4 Notes, issued in August 2023, in aggregate principal amounts of $500 million, respectively.

There is subordination within each of the preceding series based on class.

At the time of each respective issuance, proceeds from the issuance of the HVF III Series 2023 Notes were used primarily to repay amounts outstanding on the Series 2021-A Notes, with any remaining funds used for the purchase or refinancing of certain eligible vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
During initial issuance of the HVF III Series 2022-2, Series 2022-5 and Series 2023-1 Class D Notes (the "Class D Notes"), Hertz, an affiliate of HVF III, purchased the Class D Notes. In September 2023, Hertz sold the Class D Notes to third parties.

(In millions)	Aggregate Principal Amount
HVF III Series 2022-2 Class D Notes	$98
HVF III Series 2022-5 Class D Notes	47
HVF III Series 2023-1 Class D Notes	40
Total	$185

The HVF III Series 2021-A Notes were amended in June 2023 to increase the maximum principal amount that may be outstanding from $3.9 billion to $4.1 billion and to extend the maturity dates of the Series 2021-A Class A Notes and Class B Notes to June 2025 and August 2025, respectively.

Repurchase Facilities

As of December 31, 2023, there were no repurchase transactions outstanding under the Repurchase Facilities.

Hertz Canadian Securitization

The Hertz Canadian Securitization was amended in June 2023 to provide for aggregate maximum borrowings of CAD$475 million and to extend the maturity date to June 2025.

International RAC

Approximately $90 million of the outstanding vehicle debt in our International RAC segment is scheduled to mature during the twelve months following the issuance of this 2023 Annual Report. We have reviewed our debt facilities and determined that it is probable that we will be able, and have the intent, to refinance these facilities at such times as we determine appropriate prior to maturity.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: a ratio of First Lien debt to Consolidated EBITDA, as defined in our First Lien Credit Agreement which may be materially different than Adjusted Corporate EBITDA presented in this 2023 Annual Report, (the "First Lien Ratio") of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. As of December 31, 2023, we were in compliance with the First Lien Ratio.

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

As of December 31, 2023, we were in compliance with all covenants in the First Lien Credit Agreement.

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

We rely significantly on asset-backed and asset-based financing arrangements to purchase vehicles for our U.S. and international vehicle rental fleets. For further information concerning our asset-backed financing programs and our indebtedness, see Note 6, "Debt," in Part II, Item 8 of this 2023 Annual Report. For a discussion of the risks associated with our reliance on asset-backed and asset-based financing and the significant amount of indebtedness, see Item 1A, "Risk Factors" in this 2023 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the annual periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Proceeds (Expenditures)
2023	$(9,514)	$5,498	$(4,016)
2022	(10,596)	6,498	(4,098)
2021	(7,154)	2,818	(4,336)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
($ in millions)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Americas RAC	$(3,412)	$(3,470)	$(3,763)	$58	(2)	$293	(8)
International RAC	(604)	(628)	(489)	24	(4)	(139)	28
All other operations	—	—	(84)	—	—	84	(100)
Total	$(4,016)	$(4,098)	$(4,336)	$82	(2)	$238	(5)
NM - Not meaningful

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

In 2023, revenue earning vehicle expenditures decreased approximately $1.1 billion, or 10%, compared to 2022, primarily in our Americas RAC segment, resulting from decreased vehicle acquisitions in 2023 as we held vehicles longer. Revenue earning vehicle disposal proceeds decreased approximately $1.0 billion, or 15%, in 2023 compared to 2022, primarily in our Americas RAC segment, driven by reduced per unit gains recognized on lower volume of vehicle dispositions. In 2024, we expect revenue earning vehicles expenditures, net to increase as we increase acquisitions of new vehicles and dispose of vehicles with lower expected residual values.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures, and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the annual periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2023	$(188)	$181	$(7)
2022	(150)	12	(138)
2021	(71)	16	(55)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
($ in millions)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Americas RAC	$52	$(114)	$(35)	$166	NM	$(79)	NM
International RAC	(19)	(10)	(8)	(9)	90	(2)	25
All other operations	—	—	(1)	—	—	1	(100)
Corporate	(40)	(14)	(11)	(26)	NM	(3)	27
Total	$(7)	$(138)	$(55)	$131	(95)	$(83)	NM
NM - Not meaningful

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

In 2023, proceeds for non-vehicle capital assets increased by $169 million compared to 2022, driven by our Americas RAC segment, resulting primarily from the sale of certain non-vehicle capital assets as disclosed in Note 3, "Divestitures," in Part II, Item 8 of this 2023 Annual Report. In 2023, expenditures for non-vehicle capital assets increased $38 million compared to 2022, primarily in our corporate operations, driven in part by IT-related and EV charging infrastructure expenses.

CONTRACTUAL AND OTHER OBLIGATIONS

The following table details our material cash requirements for our contractual and other obligations as of December 31, 2023:

		Payments Due by Period
(In millions)	Total	2024	2025 to 2026	2027 to 2028	After 2028
Vehicles:
Debt obligation	$12,314	$2,322	$7,888	$1,854	$250
Interest on debt(1)	1,132	509	511	109	3
Non-Vehicle:
Debt obligation	3,515	20	536	1,959	1,000
Interest on debt(1)	1,080	269	463	302	46
Minimum fixed obligations for operating leases	3,475	554	827	559	1,535
Commitments to purchase vehicles(2)	6,672	6,672	—	—	—
Purchase obligations and other(3)	243	92	85	23	43
Total	$28,431	$10,438	$10,310	$4,806	$2,877
(1)    Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and interest rates on the debt as of December 31, 2023. See Note 6, "Debt," in Part II, Item 8 of this 2023 Annual Report for further details.
(2)    Represents fleet purchases where contracts have been signed or are pending with committed orders under the terms of such agreements. We expect purchases under these agreements will be financed primarily through the issuance of vehicle debt. These purchases are subject to vehicle manufacturers satisfying their performance commitments under such agreements.
(3)    Represents agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction, as well as liabilities for uncertain tax positions and other liabilities, and excludes any obligations to employees. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts that state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Purchase obligations include $29 million representing our tax liability for uncertain tax positions and related net accrued interest and penalties.

The table excludes pension and other postretirement benefit obligations as disclosed in Note 7, "Employee Retirement Benefits," in Part II, Item 8 of this 2023 Annual Report.

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

EMPLOYEE RETIREMENT BENEFITS

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to expenses that are dependent on assumptions discussed in Note 7, "Employee Retirement Benefits," in Part II, Item 8 of this 2023 Annual Report.

Our 2023 worldwide net periodic pension expense included in the accompanying consolidated statement of operations for the year ended December 31, 2023 was $11 million compared to $7 million in 2022 resulting primarily from increased interest costs, partially offset by reduced settlements.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of the Hertz Retirement Plan, as defined in Note 7, "Employee Retirement Benefits," in Part II, Item 8 of this 2023 Annual Report, increased in December 31, 2023 compared with December 31, 2022 due primarily to an increase in the value of plan assets. We did not contribute to the Hertz Retirement Plan during 2023, and we do not anticipate contributing to the Hertz Retirement Plan during 2024. For the international plans, we anticipate contributing approximately $4 million during 2024. The level of 2024 and future contributions will vary and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

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

The following accounting policies involve a higher degree of judgment and complexity in their application, unless otherwise noted below, and therefore, represent the critical accounting policies used in the preparation of our consolidated financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting policies, as well as our significant accounting policies, see Note 2, "Significant Accounting Policies," in Part II, Item 8 of this 2023 Annual Report.

Revenue Earning Vehicles

Our principal assets are revenue earning vehicles, which represented approximately 60% of our total assets as of December 31, 2023. Revenue earning vehicles consist of vehicles utilized in our vehicle rental operations. For the year ended December 31, 2023, 12% of the vehicles purchased for our combined U.S. and International vehicle rental fleets were vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers, or program vehicles.

For program vehicles, the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Vehicle repurchase programs guarantee on an aggregate basis the residual value of the program vehicle upon sale according to certain parameters which include the holding period, mileage and condition of the vehicles. Since the contractual arrangement reduces or eliminates estimation uncertainty, we do not consider the depreciation of program vehicles to be part of our critical accounting policies or estimates.

For all other vehicles, depreciation is recorded over the estimated holding period based on projected residual values at the time of disposal. Generally, when revenue earning vehicles are acquired outside of a vehicle repurchase program (i.e., non-program vehicles), we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage) and the targeted age of vehicles at the time of disposal. We also estimate the residual value of the applicable revenue earning vehicles at the expected time of disposal, which is affected by many factors including make, model and options, age, physical condition, mileage, sale location and time of the year. Market conditions for used vehicle sales can also be affected by external factors such as the economy, natural disasters, fuel prices, new and used vehicle supply levels, and incentives offered by manufacturers of new vehicles. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and the estimated holding periods, which may result in periodic adjustments to the depreciation rates recognized in the period of change and future periods. Upon disposal of revenue earning vehicles, any difference between the net proceeds received and the net book value results in a gain or loss and is recorded as an adjustment to depreciation of revenue earning vehicles and lease charges in the accompanying statements of operations.

Changes in estimated residual values or holding periods could cause a material change in our estimates of non-program depreciation expense.

Self-insured Liabilities

Self-insured liabilities on our consolidated balance sheets primarily include public liability, property damage and liability insurance supplement. These represent an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported and are recorded on an undiscounted basis. Reserve requirements are based

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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

Recoverability of Goodwill and Indefinite-lived Intangible Assets

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event, as defined by Accounting Standards Codification ("ASC") 350 – Intangibles, Goodwill and Other ("ASC 350"), we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using level 3 inputs under the GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including projected revenues, projected cash flows, long-term growth rates, royalty rates and discount rates. We believe our valuation techniques and assumptions are reasonable for this purpose.

For goodwill, we determine the fair value using an income approach based on the discounted cash flows of each reporting unit. A reporting unit is an operating segment or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated into a single reporting unit when they have similar economic characteristics. We have two reporting units (operating segments): Americas Rental Car and International Rental Car. Key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections, tax rates and terminal value rates. Discount rates are determined based on the reporting unit's weighted average cost of capital (“WACC”). The WACC used in the discounted cash flow model methodology is calculated based upon the fair value of our debt and share price with a debt-to-equity ratio comparable to the vehicle rental car industry as well specific risk factors for each reporting unit. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Our cash flow projections represent management's most recent planning assumptions, which are based on a combination of industry outlooks, views on general economic conditions, our expected pricing plans and expected future savings. Terminal value rates are determined using a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and long-term growth rates.

Our indefinite-lived intangible assets primarily consist of the Hertz and Dollar Thrifty tradenames. For tradenames, we determine the fair value using a relief-from-royalty income approach, which utilizes our revenue projections for each asset along with assumptions for royalty rates, tax rates and the WACC.

A significant decline in either projected revenues, projected cash flows or an increase in discount rates, such as the WACC, used to determine fair value could result in an impairment charge. Deterioration in the global economic conditions in the travel industry and the supply chain constraints affecting new vehicle production, our cash flows and our ability to obtain future financing to maintain our fleet or the weighted average cost of capital assumptions may result in an impairment charge to earnings in future periods. We will continue to closely monitor actual results versus our expectations as well as any significant changes in market events or conditions and the resulting impact to our assumptions about future estimated cash flows, projected revenues and the weighted average cost of capital. If our expectations of the operating results, both in magnitude or timing, do not materialize, or if our weighted average cost of capital increases, we may be required to record goodwill and indefinite-lived intangible asset impairment charges, which could be material.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, "Significant Accounting Policies," — "Recently Issued Accounting Pronouncements," in Part II, Item 8 of this 2023 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see “Item 1—Business—Risk Management” included in this 2023 Annual Report.

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

Interest Rate Risk

We have a significant amount of indebtedness with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on Secured Overnight Financing Rate ("SOFR"), Euro inter-bank offer rate ("EURIBOR") or their equivalents for local currencies or bank conduit commercial paper rates plus an applicable margin. Increase in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. See Note 6, "Debt," in Part II, Item 8 of this 2023 Annual Report.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio, cash equivalents and investments as of December 31, 2023, our pre-tax operating results would decrease by an estimated $52 million over a twelve-month period.

From time to time, we enter into interest rate swap and/or interest rate cap agreements to manage interest rate risk and our mix of fixed and floating rate debt. See Note 11, "Financial Instruments," in Part II, Item 8 of this 2023 Annual Report.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Australian dollar and British pound resulting from intercompany transactions and other cross currency obligations. We do not hedge our operating results against currency movement as they are primarily translational in nature. Assuming a hypothetical change of one percentage point to the foreign currency exchange rates on our intercompany loan balance as of December 31, 2023, our pre-tax operating results would increase (decrease) by approximately $6 million. Additionally, each one percentage point change in foreign currency movements is estimated to impact our Adjusted Corporate EBITDA by an estimated $3 million over a twelve-month period.

We manage our foreign currency exchange risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. We may also purchase foreign currency exchange rate derivative financial instruments to manage exposure to fluctuations in foreign currency exchanges rates. See Note 11, "Financial Instruments," in Part II, Item 8 of this 2023 Annual Report.

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

Inflationary Risks

The increased cost of vehicles, higher staffing costs and increased interest expenses are the primary inflationary factors affecting us. Many of our other operating expenses are also expected to fluctuate in connection with inflation, such as health care costs, vehicle fueling prices and electric charging costs. Management does not expect that the effect of inflation on our overall operating costs will be greater for us than for our competitors.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hertz Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hertz Global Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2024 expressed an unqualified opinion thereon.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Calculation of Non-Program Depreciation on Revenue Earning Vehicles in the Americas Rental Car (“RAC”) Segment

Description of the Matter	For the year ended December 31, 2023, total depreciation of revenue earning vehicles and lease charges, net in the Americas RAC segment was $1,775 million. As discussed in Note 2 to the consolidated financial statements, depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, the effect of these conditions on residual values at the expected time of disposal and the estimated holding period for revenue earning vehicles. The Company’s revenue earning vehicles are comprised of vehicles that are subject to and are not subject to vehicle repurchase programs (“program vehicles” and “non-program vehicles,” respectively). For program vehicles, the manufacturers guarantee the depreciation rate during established repurchase or auction periods, versus non-program vehicles where the Company estimates the period that the Company will hold the asset and the residual value of the vehicle at the expected time of disposal.

Auditing the Company’s calculation of depreciation for non-program vehicles related to the Americas RAC segment was complex due to the significant estimation uncertainty and management judgment to determine the estimated residual values at the expected time of disposal. The significant estimation uncertainty was primarily due to management’s assumptions related to market conditions and their effect on estimated residual values. Additionally, auditing the calculation of depreciation was challenging due to the volume of data inputs utilized in management’s calculation and their assessment of significant assumptions, including historical sales data and estimated residual values from multiple sources, including third-party sources, at varying levels of disaggregation along with additional data specific to the Company’s current revenue earning vehicles.

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

To test the depreciation calculation for non-program vehicles, our audit procedures included, among others, testing the completeness and accuracy of the underlying data by comparing historical sales data and vehicle information used in the calculation or in the assessment of significant assumptions (e.g., make, model, trim) to external sources and the Company’s records. We evaluated the reasonableness of other significant assumptions, such as resale market conditions, to assess the reasonableness of the residual value estimates made by management. We searched for contrary evidence associated with the significant assumptions and judgments made by management.

Valuation of Self-insured Liabilities – Public Liability, Property Damage, and Liability Insurance Supplement related to the Americas Rental Car (“RAC”) operations

Description of the Matter	As disclosed in Notes 2 and 14 to the consolidated financial statements, the Company’s self-insured liabilities primarily include public liability, property damage, and liability insurance supplement. The Company records liabilities for these matters based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses and administrative costs. The liabilities include estimates for both reported accident claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis. The estimated self-insured liabilities as of December 31, 2023 were $336 million related to the Americas RAC operations. The adequacy of the liabilities is monitored quarterly based on evolving accident claim history and insurance related state legislation changes. If the Company’s estimates change or if actual results differ from these assumptions, the amount of the recorded liabilities are adjusted to reflect these results.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Auditing the public liability, property damage, and liability insurance supplement components of the self-insured liabilities reserves related to the Americas RAC operations is complex and required the involvement of our actuarial specialists due to the significant valuation uncertainty associated with the use of actuarial methods. In addition, the public liability, property damage, and liability insurance supplement self-insured liabilities reserve estimates are sensitive to management’s assumptions related to actuarial evaluations of historical claim experience and trends and future projections of ultimate losses used in the computation of these self-insured liabilities.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s public liability, property damage, and liability insurance supplement self-insured liabilities estimation process related to the Americas RAC operations. For example, we tested controls over management’s review of the methods, models, and the assumptions outlined above that are used in these self-insured liabilities calculations and the completeness and accuracy of the data underlying these self-insured liabilities.

To test the valuation of the public liability, property damage, and liability insurance supplement self-insured liabilities reserves related to the Americas RAC operations, we performed audit procedures that included, among others, involving our internal actuarial specialists to assist us in developing an independent range and evaluating the methods used by management and the reasonableness of assumptions used in their models (e.g., actuarial evaluations of historical claim experience and future projections of ultimate losses). We compared the Company's reserve to estimates of the liability developed by our actuarial specialists based on the underlying claims data and independently selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Tampa, Florida
February 12, 2024

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hertz Global Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hertz Global Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hertz Global Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 12, 2024 expressed an unqualified opinion thereon.

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
February 12, 2024

THE HERTZ CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of The Hertz Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hertz Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2024 expressed an unqualified opinion thereon.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

Calculation of Non-Program Depreciation on Revenue Earning Vehicles in the Americas Rental Car (“RAC”) Segment

Description of the Matter	For the year ended December 31, 2023, total depreciation of revenue earning vehicles and lease charges, net in the Americas RAC segment was $1,775 million. As discussed in Note 2 to the consolidated financial statements, depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, the effect of these conditions on residual values at the expected time of disposal and the estimated holding period for revenue earning vehicles. The Company’s revenue earning vehicles are comprised of vehicles that are subject to and are not subject to vehicle repurchase programs (“program vehicles” and “non-program vehicles,” respectively). For program vehicles, the manufacturers guarantee the depreciation rate during established repurchase or auction periods, versus non-program vehicles where the Company estimates the period that the Company will hold the asset and the residual value of the vehicle at the expected time of disposal.

Auditing the Company’s calculation of depreciation for non-program vehicles related to the Americas RAC segment was complex due to the significant estimation uncertainty and management judgment to determine the estimated residual values at the expected time of disposal. The significant estimation uncertainty was primarily due to management’s assumptions related to market conditions and their effect on estimated residual values. Additionally, auditing the calculation of depreciation was challenging due to the volume of data inputs utilized in management’s calculation and their assessment of significant assumptions, including historical sales data and estimated residual values from multiple sources, including third-party sources, at varying levels of disaggregation along with additional data specific to the Company’s current revenue earning vehicles.

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

To test the depreciation calculation for non-program vehicles, our audit procedures included, among others, testing the completeness and accuracy of the underlying data by comparing historical sales data and vehicle information used in the calculation or in the assessment of significant assumptions (e.g., make, model, trim) to external sources and the Company’s records. We evaluated the reasonableness of other significant assumptions, such as resale market conditions, to assess the reasonableness of the residual value estimates made by management. We searched for contrary evidence associated with the significant assumptions and judgments made by management.

Valuation of Self-insured Liabilities – Public Liability, Property Damage, and Liability Insurance Supplement related to the Americas Rental Car (“RAC”) operations

Description of the Matter	As disclosed in Notes 2 and 14 to the consolidated financial statements, the Company’s self-insured liabilities primarily include public liability, property damage, and liability insurance supplement. The Company records liabilities for these matters based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses and administrative costs. The liabilities include estimates for both reported accident claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis. The estimated self-insured liabilities as of December 31, 2023 were $336 million related to the Americas RAC operations. The adequacy of the liabilities is monitored quarterly based on evolving accident claim history and insurance related state legislation changes. If the Company’s estimates change or if actual results differ from these assumptions, the amount of the recorded liabilities are adjusted to reflect these results.

THE HERTZ CORPORATION AND SUBSIDIARIES

Auditing the public liability, property damage, and liability insurance supplement components of the self-insured liabilities reserves related to the Americas RAC operations is complex and required the involvement of our actuarial specialists due to the significant valuation uncertainty associated with the use of actuarial methods. In addition, the public liability, property damage, and liability insurance supplement self-insured liabilities reserve estimates are sensitive to management’s assumptions related to actuarial evaluations of historical claim experience and trends and future projections of ultimate losses used in the computation of these self-insured liabilities.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s public liability, property damage, and liability insurance supplement self-insured liabilities estimation process related to the Americas RAC operations. For example, we tested controls over management’s review of the methods, models, and the assumptions outlined above that are used in these self-insured liabilities calculations and the completeness and accuracy of the data underlying these self-insured liabilities.

To test the valuation of the public liability, property damage, and liability insurance supplement self-insured liabilities reserves related to the Americas RAC operations, we performed audit procedures that included, among others, involving our internal actuarial specialists to assist us in developing an independent range and evaluating the methods used by management and the reasonableness of assumptions used in their models (e.g., actuarial evaluations of historical claim experience and future projections of ultimate losses). We compared the Company's reserve to estimates of the liability developed by our actuarial specialists based on the underlying claims data and independently selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Tampa, Florida
February 12, 2024

THE HERTZ CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of The Hertz Corporation

Opinion on Internal Control Over Financial Reporting

We have audited The Hertz Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hertz Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 12, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tampa, Florida
February 12, 2024

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$764	$943
Restricted cash and cash equivalents:
Vehicle	152	180
Non-vehicle	290	295
Total restricted cash and cash equivalents	442	475
Total cash and cash equivalents and restricted cash and cash equivalents	1,206	1,418
Receivables:
Vehicle	211	111
Non-vehicle, net of allowance of $47 and $45, respectively	980	863
Total receivables, net	1,191	974
Prepaid expenses and other assets	726	1,155
Revenue earning vehicles:
Vehicles	16,806	14,281
Less: accumulated depreciation	(2,155)	(1,786)
Total revenue earning vehicles, net	14,651	12,495
Property and equipment, net	671	637
Operating lease right-of-use assets	2,253	1,887
Intangible assets, net	2,863	2,887
Goodwill	1,044	1,044
Total assets(1)	$24,605	$22,497
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$191	$79
Non-vehicle	510	578
Total accounts payable	701	657
Accrued liabilities	860	911
Accrued taxes, net	157	170
Debt:
Vehicle	12,242	10,886
Non-vehicle	3,449	2,977
Total debt	15,691	13,863
Public Warrants	453	617
Operating lease liabilities	2,142	1,802
Self-insured liabilities	471	472
Deferred income taxes, net	1,038	1,360
Total liabilities(1)	21,513	19,852
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 479,990,286 and 478,914,062 shares issued, respectively, and 305,178,242 and 323,483,178 shares outstanding, respectively	5	5
Treasury stock, at cost, 174,812,044 and 155,430,884 common shares, respectively	(3,430)	(3,136)
Additional paid-in capital	6,405	6,326
Retained earnings (Accumulated deficit)	360	(256)
Accumulated other comprehensive income (loss)	(248)	(294)
Total stockholders' equity	3,092	2,645
Total liabilities and stockholders' equity	$24,605	$22,497
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of December 31, 2023 and December 31, 2022 include total assets of variable interest entities ("VIEs") of $1.7 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of December 31, 2023 and December 31, 2022 include total liabilities of VIEs of $1.7 billion and $1.3 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues	$9,371	$8,685	$7,336
Expenses:
Direct vehicle and operating	5,455	4,808	3,920
Depreciation of revenue earning vehicles and lease charges, net	2,039	701	497
Non-vehicle depreciation and amortization	149	142	196
Selling, general and administrative	962	959	688
Interest expense, net:
Vehicle	555	159	284
Non-vehicle	238	169	185
Interest expense, net	793	328	469
Other (income) expense, net	12	2	(21)
Reorganization items, net	—	—	677
(Gain) from the sale of a business	—	—	(400)
(Gain) on sale of non-vehicle capital assets	(162)	—	—
Change in fair value of Public Warrants	(163)	(704)	627
Total expenses	9,085	6,236	6,653
Income (loss) before income taxes	286	2,449	683
Income tax (provision) benefit	330	(390)	(318)
Net income (loss)	616	2,059	365
Net (income) loss attributable to noncontrolling interests	—	—	1
Net income (loss) attributable to Hertz Global	616	2,059	366
Series A Preferred Stock deemed dividends	—	—	(450)
Net income (loss) available to Hertz Global common stockholders	$616	$2,059	$(84)

Weighted-average common shares outstanding:
Basic	313	379	315
Diluted	326	403	315
Earnings (loss) per common share:
Basic	$1.97	$5.43	$(0.27)
Diluted	$1.39	$3.36	$(0.27)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$616	$2,059	$365
Other comprehensive income (loss):
Foreign currency translation adjustments	49	(76)	(36)
Net gain (loss) on pension and postretirement benefit plans	(5)	(17)	25
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	4	7	15
Total other comprehensive income (loss) before income taxes	48	(86)	4
Income tax (provision) benefit related to pension and postretirement benefit plans	(1)	7	(3)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	(1)	(1)	(3)
Total other comprehensive income (loss)	46	(80)	(2)
Total comprehensive income (loss)	662	1,979	363
Comprehensive (income) loss attributable to noncontrolling interests	—	—	1
Comprehensive income (loss) attributable to Hertz Global	$662	$1,979	$364

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
(In millions)

	Mezzanine Equity					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Stockholders' Equity Attributable to Hertz Global
	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital			Treasury Stock Shares	Treasury Stock Amount		Non- controlling Interests	Total Stockholders' Equity
Balance as of:
December 31, 2020	—	—	156	$2	$3,047	$(2,681)	$(212)	2	$(100)	$56	$37	$93
Net income (loss)	—	—	—	—	—	366	—	—	—	366	(1)	365
Other comprehensive income (loss)	—	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation charges	—	—	—	—	10	—	—	—	—	10	—	10
Cancellation of stock-based awards	—	—	—	—	(10)	—	—	—	—	(10)	—	(10)
Cancellation of common and treasury shares in exchange for new common shares	—	—	(142)	(2)	(98)	—	—	(2)	100	—	—	—
Distributions to common stockholders	—	—	—	—	(239)	—	—	—	—	(239)	—	(239)
Contributions from Plan Sponsors	—	—	277	3	2,778	—	—	—	—	2,781	—	2,781
2021 Rights Offering, net	—	—	181	2	1,800	—	—	—	—	1,802	—	1,802
Public Warrant issuance	—	—	—	—	(800)	—	—	—	—	(800)	—	(800)
Preferred stock issuance, net	2	1,433	—	—	—	—	—	—	—	1,433	—	1,433
Repurchase of preferred stock, net	(2)	(1,433)	—	—	(450)	—	—	—	—	(1,883)	—	(1,883)
Public Warrant exercises	—	—	5	—	180	—	—	—	—	180	—	180
Nasdaq listing and share repurchases(1)	—	—	(27)	—	(9)	—	—	27	(708)	(717)	—	(717)
Distributions to noncontrolling interests(2)	—	—	—	—	—	—	—	—	—	—	(36)	(36)
December 31, 2021	—	—	450	5	6,209	(2,315)	(214)	27	(708)	2,977	—	2,977
Net income (loss)	—	—	—	—	—	2,059	—	—	—	2,059	—	2,059
Other comprehensive income (loss)	—	—	—	—	—	—	(80)	—	—	(80)	—	(80)
Stock-based compensation charges	—	—	—	—	131	—	—	—	—	131	—	131
Net settlement on vesting of restricted stock	—	—	—	—	(20)	—	—	—	—	(20)	—	(20)
Public Warrant exercises	—	—	—	—	6	—	—	—	—	6	—	6
Shares repurchases(3)	—	—	(127)	—	—	—	—	128	(2,428)	(2,428)	—	(2,428)
December 31, 2022	—	—	323	5	6,326	(256)	(294)	155	(3,136)	2,645	—	2,645
Net income (loss)	—	—	—	—	—	616	—	—	—	616	—	616
Other comprehensive income (loss)	—	—	—	—	—	—	46	—	—	46	—	46
Stock-based compensation charges	—	—	—	—	87	—	—	—	—	87	—	87
Net settlement on vesting of restricted stock	—	—	1	—	(9)	—	—	—	—	(9)	—	(9)
Public Warrant exercises	—	—	—	—	1	—	—	—	—	1	—	1
Shares repurchases(3)	—	—	(19)	—	—	—	—	20	(294)	(294)	—	(294)
December 31, 2023	—	$—	305	$5	$6,405	$360	$(248)	175	$(3,430)	$3,092	—	$3,092
(1)    See also "Share Repurchase Programs for Common Stock" in Note 16, "Equity and Earnings (Loss) Per Common Share – Hertz Global."
(2)    Effective October 31, 2021, the 767 lease agreement was terminated. See Note 3, "Divestitures."
(3) The amounts presented herein may be rounded to agree to amounts in the consolidated balance sheet. Also see "Share Repurchase Programs for Common Stock" in Note 16, "Equity and Earnings (Loss) Per Common Share – Hertz Global."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$616	$2,059	$365
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	2,422	809	600
Depreciation and amortization, non-vehicle	149	142	196
Amortization of deferred financing costs and debt discount (premium)	61	53	122
Loss on extinguishment of debt	—	—	8
Stock-based compensation charges	87	130	10
Provision for receivables allowance	93	57	125
Deferred income taxes, net	(380)	301	270
Reorganization items, net	—	—	314
(Gain) loss from the sale of a business	—	—	(400)
(Gain) loss on sale of non-vehicle capital assets	(162)	(5)	(8)
Change in fair value of Public Warrants	(163)	(704)	627
Changes in financial instruments	117	(111)	(4)
Other	5	11	(1)
Changes in assets and liabilities:
Non-vehicle receivables	(216)	(264)	(210)
Prepaid expenses and other assets	(39)	(126)	(20)
Operating lease right-of-use assets	365	280	274
Non-vehicle accounts payable	(48)	43	(70)
Accrued liabilities	(39)	80	(108)
Accrued taxes, net	3	73	24
Operating lease liabilities	(391)	(309)	(291)
Self-insured liabilities	(6)	19	(17)
Net cash provided by (used in) operating activities	2,474	2,538	1,806
Cash flows from investing activities:
Revenue earning vehicles expenditures	(9,514)	(10,596)	(7,154)
Proceeds from disposal of revenue earning vehicles	5,498	6,498	2,818
Non-vehicle capital asset expenditures	(188)	(150)	(71)
Proceeds from disposal of non-vehicle capital assets	181	12	16
Collateral payments	—	—	(303)
Collateral returned in exchange for letters of credit	—	19	280
Return of (investment in) equity investments	(1)	(16)	—
Proceeds from the sale of a business, net of cash sold	—	—	871
Other	—	—	(1)
Net cash provided by (used in) investing activities	(4,024)	(4,233)	(3,544)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	6,043	9,672	14,323
Repayments of vehicle debt	(4,837)	(6,639)	(12,607)
Proceeds from issuance of non-vehicle debt	2,490	—	4,644
Repayments of non-vehicle debt	(2,018)	(20)	(6,352)
Payment of financing costs	(41)	(48)	(185)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2023	2022	2021
Proceeds from Plan Sponsors	—	—	2,781
Early redemption premium payment	—	—	(85)
Proceeds from exercises of Public Warrants	—	3	77
Proceeds from the issuance of preferred stock, net	—	—	1,433
Distributions to common stockholders	—	—	(239)
Contributions from (distributions to) noncontrolling interests	—	—	(38)
Proceeds from 2021 Rights Offering, net	—	—	1,639
Share repurchases	(315)	(2,461)	(654)
Repurchase of preferred stock	—	—	(1,883)
Other	(9)	(20)	(9)
Net cash provided by (used in) financing activities	1,313	487	2,845
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	25	(25)	(34)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(212)	(1,233)	1,073
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(1)	1,418	2,651	1,578
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,206	$1,418	$2,651

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$469	$204	$257
Non-vehicle	252	168	198
Income taxes, net of refunds	33	78	40
Operating lease liabilities	547	454	472
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$171	$53	$27
Sales of revenue earning vehicles included in vehicle receivables	191	85	33
Purchases of non-vehicle capital assets included in accounts payable	16	23	24
Revenue earning vehicles and non-vehicle capital assets acquired through finance leases	69	15	79
Operating lease right-of-use assets obtained in exchange for lease liabilities	721	614	177
Public Warrants issuance	—	—	800
Public Warrant exercises	—	3	103
Backstop equity issuance	—	—	164
Accrual for purchases of treasury shares	—	21	54
(1)    Amounts include cash and cash equivalents and restricted cash and cash equivalents which were held for sale as of December 31, 2020, prior to the completion of the Donlen Sale in the first quarter of 2021, as disclosed in Note 3, "Divestitures."
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$764	$943
Restricted cash and cash equivalents:
Vehicle	152	180
Non-vehicle	290	295
Total restricted cash and cash equivalents	442	475
Total cash and cash equivalents and restricted cash and cash equivalents	1,206	1,418
Receivables:
Vehicle	211	111
Non-vehicle, net of allowance of $47 and $45, respectively	980	863
Total receivables, net	1,191	974
Prepaid expenses and other assets	725	1,154
Revenue earning vehicles:
Vehicles	16,806	14,281
Less: accumulated depreciation	(2,155)	(1,786)
Total revenue earning vehicles, net	14,651	12,495
Property and equipment, net	671	637
Operating lease right-of-use assets	2,253	1,887
Intangible assets, net	2,863	2,887
Goodwill	1,044	1,044
Total assets(1)	$24,604	$22,496
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$191	$79
Non-vehicle	510	578
Total accounts payable	701	657
Accrued liabilities	860	890
Accrued taxes, net	155	170
Debt:
Vehicle	12,242	10,886
Non-vehicle	3,449	2,977
Total debt	15,691	13,863
Operating lease liabilities	2,142	1,802
Self-insured liabilities	471	472
Deferred income taxes, net	1,041	1,363
Total liabilities(1)	21,061	19,217
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,610	4,844
Retained earnings (Accumulated deficit)	(819)	(1,271)
Accumulated other comprehensive income (loss)	(248)	(294)
Total stockholder's equity	3,543	3,279
Total liabilities and stockholder's equity	$24,604	$22,496
(1)    The Hertz Corporation's consolidated total assets as of December 31, 2023 and December 31, 2022 include total assets of VIEs of $1.7 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of December 31, 2023 and December 31, 2022 include total liabilities of VIEs of $1.7 billion and $1.3 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," for further information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2023	2022	2021
Revenues	$9,371	$8,685	$7,336
Expenses:
Direct vehicle and operating	5,455	4,808	3,920
Depreciation of revenue earning vehicles and lease charges, net	2,039	701	497
Non-vehicle depreciation and amortization	149	142	196
Selling, general and administrative	962	959	688
Interest expense, net:
Vehicle	555	159	284
Non-vehicle	238	169	185
Interest expense, net	793	328	469
Other (income) expense, net	12	2	(21)
Reorganization items, net	—	—	513
(Gain) from the sale of a business	—	—	(400)
(Gain) on sale of non-vehicle capital assets	(162)	—	—
Total expenses	9,248	6,940	5,862
Income (loss) before income taxes	123	1,745	1,474
Income tax (provision) benefit	329	(390)	(318)
Net income (loss)	452	1,355	1,156
Net (income) loss attributable to noncontrolling interests	—	—	1
Net income (loss) attributable to Hertz	$452	$1,355	$1,157

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$452	$1,355	$1,156
Other comprehensive income (loss):
Foreign currency translation adjustments	49	(76)	(36)
Net gain (loss) on pension and postretirement benefit plans	(5)	(17)	25
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	4	7	15
Total other comprehensive income (loss) before income taxes	48	(86)	4
Income tax (provision) benefit related to pension and postretirement benefit plans	(1)	7	(3)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	(1)	(1)	(3)
Total other comprehensive income (loss)	46	(80)	(2)
Total comprehensive income (loss)	498	1,275	1,154
Comprehensive (income) loss attributable to noncontrolling interests	—	—	1
Comprehensive income (loss) attributable to Hertz	$498	$1,275	$1,155

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
(In millions, except for share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholder's Equity (Deficit) Attributable to Hertz	Noncontrolling Interests	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2020	100	$—	$3,953	$(3,783)	$(212)	$(42)	$37	$(5)
Net income (loss)	—	—	—	1,157	—	1,157	(1)	1,156
Other comprehensive income (loss)	—	—	—	—	(2)	(2)	—	(2)
Non-cash distribution	—	—	65	—	—	65	—	65
Stock-based compensation charges	—	—	10	—	—	10	—	10
Cancellation of stock-based awards	—	—	(10)	—	—	(10)	—	(10)
Contributions from Hertz Holdings	—	—	5,642	—	—	5,642	—	5,642
Dividends to Hertz Holdings	—	—	(2,470)	—	—	(2,470)	—	(2,470)
Distributions to noncontrolling interests(1)	—	—	—	—	—	—	(36)	(36)
December 31, 2021	100	—	7,190	(2,626)	(214)	4,350	—	4,350
Net income (loss)	—	—	—	1,355	—	1,355	—	1,355
Other comprehensive income (loss)	—	—	—	—	(80)	(80)	—	(80)
Stock-based compensation charges	—	—	131	—	—	131	—	131
Dividends paid to Hertz Holdings(2)	—	—	(2,477)	—	—	(2,477)	—	(2,477)
December 31, 2022	100	—	4,844	(1,271)	(294)	3,279	—	3,279
Net income (loss)	—	—	—	452	—	452	—	452
Other comprehensive income (loss)	—	—	—	—	46	46	—	46
Stock-based compensation charges	—	—	87	—	—	87	—	87
Dividends paid to Hertz Holdings(2)	—	—	(321)	—	—	(321)	—	(321)
December 31, 2023	100	$—	$4,610	$(819)	$(248)	$3,543	$—	$3,543
(1)    Effective October 31, 2021, the 767 lease agreement was terminated. See Note 3, "Divestitures."
(2) See "Share Repurchase Programs for Common Stock" in Note 16, "Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$452	$1,355	$1,156
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	2,422	809	600
Depreciation and amortization, non-vehicle	149	142	196
Amortization of deferred financing costs and debt discount (premium)	61	53	122
Loss on extinguishment of debt	—	—	8
Stock-based compensation charges	87	130	10
Provision for receivables allowance	93	57	125
Deferred income taxes, net	(380)	301	270
Reorganization items, net	—	—	150
(Gain) loss from the sale of a business	—	—	(400)
(Gain) loss on sale of non-vehicle capital assets	(162)	(5)	(8)
Changes in financial instruments	117	(111)	(4)
Other	5	11	(1)
Changes in assets and liabilities:
Non-vehicle receivables	(216)	(264)	(210)
Prepaid expenses and other assets	(39)	(126)	(20)
Operating lease right-of-use assets	365	280	274
Non-vehicle accounts payable	(48)	43	(70)
Accrued liabilities	(39)	80	(108)
Accrued taxes, net	1	73	24
Operating lease liabilities	(391)	(309)	(291)
Self-insured liabilities	(6)	19	(17)
Net cash provided by (used in) operating activities	2,471	2,538	1,806
Cash flows from investing activities:
Revenue earning vehicles expenditures	(9,514)	(10,596)	(7,154)
Proceeds from disposal of revenue earning vehicles	5,498	6,498	2,818
Non-vehicle capital asset expenditures	(188)	(150)	(71)
Proceeds from disposal of non-vehicle capital assets	181	12	16
Collateral payments	—	—	(303)
Collateral returned in exchange for letters of credit	—	19	280
Proceeds from the sale of a business, net of cash sold	—	—	871
Return of (investment in) equity investments	(1)	(16)	—
Other	—	—	(1)
Net cash provided by (used in) investing activities	(4,024)	(4,233)	(3,544)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	6,043	9,672	14,323
Repayments of vehicle debt	(4,837)	(6,639)	(12,607)
Proceeds from issuance of non-vehicle debt	2,490	—	4,644
Repayments of non-vehicle debt	(2,018)	(20)	(6,352)
Payment of financing costs	(41)	(48)	(185)
Early redemption premium payment	—	—	(85)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2023	2022	2021
Contributions from (distributions to) noncontrolling interests	—	—	(38)
Dividends paid to Hertz Holdings	(321)	(2,477)	(2,470)
Contributions from Hertz Holdings	—	—	5,642
Net cash provided by (used in) financing activities	1,316	488	2,872
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	25	(25)	(34)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(212)	(1,232)	1,100
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period(1)	1,418	2,650	1,550
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,206	$1,418	$2,650

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$469	$204	$257
Non-vehicle	252	168	198
Income taxes, net of refunds	33	78	40
Operating lease liabilities	547	454	472
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$171	$53	$27
Sales of revenue earning vehicles included in vehicle receivables	191	85	33
Purchases of non-vehicle capital assets included in accounts payable	16	23	24
Revenue earning vehicles and non-vehicle capital assets acquired through finance leases	69	15	79
Operating lease right-of-use assets obtained in exchange for lease liabilities	721	614	177
Non-cash capital contribution from Hertz Holdings	—	—	65
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Background

Hertz Global Holdings, Inc. was incorporated in Delaware in 2015 to serve as the top-level holding company for Rental Car Intermediate Holdings, LLC, which wholly owns The Hertz Corporation, Hertz Global's primary operating company. Hertz was incorporated in Delaware in 1967 and is a successor to corporations that have been engaged in the vehicle rental and leasing business since 1918. Hertz operates its vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from company-operated and franchisee locations in the U.S., Europe, Africa, Asia, Australia, Canada, the Caribbean, Latin America, the Middle East and New Zealand. The Company also sells vehicles through Hertz Car Sales.

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

Principles of Consolidation

The consolidated financial statements of Hertz Global include the accounts of Hertz Global, its wholly-owned and majority owned U.S. and international subsidiaries, and its VIEs, as applicable. The consolidated financial statements of Hertz include the accounts of Hertz, its wholly-owned and majority-owned U.S. and international subsidiaries, and its VIEs, as applicable. The Company consolidates a VIE when it is deemed the primary beneficiary of the VIE. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The use of estimates and assumptions as determined by management is required in the preparation of the consolidated financial statements in conformity with U.S. GAAP. These estimates are based on management’s evaluation of historical trends and other information available when the consolidated financial statements are prepared and may affect the amounts reported and related footnote disclosures. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include depreciation of revenue earning vehicles, accounting for income taxes and related uncertain tax positions, self-insured liabilities and useful lives and impairment of long-lived tangible and indefinite-lived intangible assets including goodwill. Other estimates inherent in the preparation of the consolidated financial statements include reserves for litigation and other contingencies, pension costs and the valuation of stock-based compensation, among others.

Revenue Earning Vehicles

Revenue earning vehicles are stated at cost, net of related discounts and incentives from manufacturers. Holding periods typically range from six to sixty-six months. Generally, when revenue earning vehicles are acquired outside of a vehicle repurchase program (non-program), the Company estimates the period that the Company will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage). The Company also estimates the residual value of the applicable revenue earning vehicles at the expected time of disposal, taking into consideration factors such as make, model and options, age, physical condition, mileage, sale location, time of the year and market conditions. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
estimated future market conditions, their effect on residual values at the expected time of disposal and the estimated holding periods. Gains and losses on the sale of vehicles, including the costs associated with disposals, are included in depreciation of revenue earning vehicles and lease charges in the accompanying consolidated statements of operations.

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

The Company has elected to record tax on global intangible low-tax income (“GILTI”) on a current basis. GILTI is a U.S. tax on certain earnings of foreign subsidiaries that are subject to foreign tax below a certain threshold.

Self-insured Liabilities

Self-insured liabilities in the accompanying consolidated balance sheets primarily include public liability, property damage and liability insurance supplement. These represent an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported and are recorded on an undiscounted basis. Reserve requirements are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses and administrative costs. The adequacy of the liability is monitored quarterly based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

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

Vehicle Rental and Rental Related Revenues

The Company recognizes revenue from its vehicle rental operations when persuasive evidence of a contract exists, the performance obligations have been satisfied, the transaction price is fixed or determinable and collection is reasonably assured. Performance obligations associated with vehicle rental transactions are satisfied over the rental period, except for the portion associated with loyalty points, as further described below. Rental periods are short term in nature. Performance obligations associated with rental related activities, such as charges to the customer for the fueling and electric charging of vehicles and value-added services such as loss damage waivers, insurance products, navigation units, supplemental equipment and other consumables, are also satisfied over the rental period. Revenue from charges that are charged to the customer, such as gasoline, vehicle licensing and airport concession fees, is recorded on a gross basis with a corresponding charge to direct vehicle and operating expense. The Company recognizes revenue related to collections from customers for vehicle damages. Sales commissions paid to third parties are generally expensed when incurred due to the short-term nature of the related transaction on which the commission was earned and are recorded within DOE. Payments are due from customers at the completion of the rental, except for customers with negotiated payment terms, generally net 30 days or less, which are invoiced and remain as accounts receivable until collected.

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

Ancillary Retail Vehicle Sales Revenue

Ancillary retail vehicle sales represent revenues generated from the sale of warranty contracts, financing and title fees, and other ancillary services associated with vehicles disposed of at the Company’s retail outlets. These revenues are recorded at the point in time when the Company sells the product or provides the service to the customer. These revenues exclude the sale price of the vehicle, which is a component of the gain or loss on the disposition and is included in depreciation of revenue earning vehicles and lease charges, net in the accompanying consolidated statements of operations.

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

Receivables, Net of Allowance

Receivables are stated net of allowances and primarily represent credit extended to vehicle manufacturers, customers that satisfy defined credit criteria, and amounts due from customers resulting from damage to rental

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
vehicles. The estimate of the allowance for doubtful accounts is based on the Company's future expected losses and its judgement as to the likelihood of ultimate payment. Actual receivables are written-off against the allowance for doubtful accounts when the Company determines the balance will not be collected. Estimates for future credit memos are based on historical experience and are reflected as reductions to revenue in the accompanying consolidated statements of operations.

Property and Equipment, Net

The Company's property and equipment, net consisted of the following:

(In millions)	December 31, 2023	December 31, 2022
Land, buildings and leasehold improvements	$1,014	$990
Service vehicles, equipment and furniture and fixtures	430	392
Less: accumulated depreciation	(773)	(745)
Total property and equipment, net	$671	$637

Land is stated at cost and reviewed for impairment as further disclosed below in "Long-lived Assets, Including Finite-lived Intangible Assets."

Property and equipment are stated at cost and are depreciated utilizing the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Buildings	1 to 50 years
Furniture and fixtures	1 to 5 years
Service vehicles and equipment	1 to 25 years
Leasehold improvements	The lesser of the economic life or the lease term

Depreciation expense for property and equipment, net for the years ended December 31, 2023, 2022 and 2021 was $101 million, $97 million and $108 million, respectively.

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

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Forfeitures are accounted for when they occur. The Company has estimated the fair value of options issued at the date of grant using a Black-Scholes option-

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
pricing model, which includes assumptions related to volatility, expected term, dividend yield and risk-free interest rate.

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

Advertising

Advertising production costs are deferred and expensed when the advertising first takes place. Advertising communication costs are expensed as incurred. Advertising costs are reflected as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations and for the years ended December 31, 2023, 2022 and 2021 were $285 million, $262 million and $195 million, respectively.

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

Recently Issued Accounting Pronouncements

Not Yet Adopted as of December 31, 2023

Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative

In October 2023, the FASB issued guidance that amends certain disclosure and presentation requirements related to the statement of cash flows, accounting changes and error corrections, earnings per share, interim reporting, commitments, debt, equity, derivatives, transfers and services and various industry specific guidance. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the existing disclosure requirements, the amendments will not become effective. Early adoption is not permitted. The Company is in the process of assessing the overall impact of adopting this guidance on its disclosures.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued guidance that modifies segment reporting disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024 using a retrospective transition method. Early adoption is permitted. The Company is in the process of determining the timing of the adoption and assessing the overall impact of adopting this guidance on its disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued guidance to enhance income tax disclosures related to, among other items, rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of determining the timing of the adoption and assessing the overall impact of adopting this guidance on its disclosures.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3—Divestitures

Sales of Non-vehicle Capital Assets

In 2019, the Company substantially completed the sale of certain non-vehicle capital assets constituting real property, in an eminent domain proceeding, in its Americas RAC segment. In 2023, the Company received additional cash from the sale upon final resolution of the eminent domain proceeding and recognized an additional $29 million pre-tax gain on the sale, which is included in (gain) on sale of non-vehicle capital assets in the accompanying consolidated statement of operations for the year ended December 31, 2023.

In 2023, the Company sold and leased back its Los Angeles, California airport location in its Americas RAC segment. The transaction qualified for sale-leaseback accounting. The Company recognized a pre-tax gain of $133 million based on the difference in the sale amount of $143 million less $9 million net book value of assets sold and $1 million in selling costs, which is included in (gain) on sale of non-vehicle capital assets in the accompanying consolidated statement of operations for the year ended December 31, 2023. The leaseback is classified as an operating lease with a term of 36 months.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

	December 31,
(In millions)	2023	2022
Revenue earning vehicles	$16,164	$13,654
Less accumulated depreciation	(2,155)	(1,649)
	14,009	12,005
Revenue earning vehicles held for sale, net(1)	642	490
Revenue earning vehicles, net	$14,651	$12,495
(1)    Represents the carrying amount of vehicles classified as held for sale as of the respective balance sheet date, including the EV Disposal Group as disclosed below.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Years ended December 31,
(In millions)	2023	2022	2021
Depreciation of revenue earning vehicles	$1,853	$1,806	$963
(Gain) loss on disposal of revenue earning vehicles(1)	157	(1,125)	(502)
Rents paid for vehicles leased	29	20	36
Depreciation of revenue earning vehicles and lease charges, net	$2,039	$701	$497
(1)    Includes the write-down to fair value for vehicles classified as held for sale, including the EV Disposal Group as disclosed below, for the year ended December 31, 2023.

In December 2023, the Company identified the EV Disposal Group it desired to sell to in response to management's determination that the supply of EVs exceed customer demand, elevated EV damage and collision costs and a decline in EV residual values. As a result, the EV Disposal Group, included in the Company's Americas RAC segment, has been classified as held for sale with an aggregate carrying value of $542 million and is included in revenue earning vehicles, net in the accompanying consolidated balance sheet as of December 31, 2023. The carrying values of the vehicles included in the EV Disposal Group were written down to fair value less costs to sell and resulted in a write-down of $245 million, which is included in depreciation of revenue earning vehicles and lease charges, net in the accompanying consolidated statement of operations for the year ended December 31, 2023. The Company expects to complete the sale of the EV Disposal Group, primarily through its standard disposition channels, within the next 12 months.

Note 5—Goodwill and Intangible Assets, Net

Recoverability of Goodwill and Indefinite-lived Intangible Assets

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event as defined by ASC 350 - Intangibles, Goodwill and Other ("Topic 350"), the Company tests the recoverability of its goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using level 3 inputs under the U.S. GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including projected revenues, long-term growth rates, royalty rates and discount rates. The Company believes that its valuation techniques and assumptions are reasonable for this purpose.

The Company performed the goodwill impairment analyses using the income approach, a measurement using level 3 inputs under the U.S. GAAP fair value hierarchy. In performing the impairment analyses, the weighted-average cost of capital used in the discounted cash flow model was calculated based upon the fair value of the Company's debt and share price with a debt-to-equity ratio comparable to the vehicle rental car industry. This present value model requires management to estimate future cash flows and forecasted EBITDA margins and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
capital investments of each reporting unit. The assumptions the Company used to estimate future cash flows and EBITDA margins are consistent with the assumptions that the reporting units use for internal planning purposes, which the Company believes would be generally consistent with that of a market participant. The discount rate used for each reporting unit ranged from 13.0% to 14.0%. Each of the Company's reporting units had a fair value that exceeded its respective carrying value, the lowest of which was greater than 25%.

The Company performed the intangible impairment analyses for indefinite-lived intangible assets using the relief-from-royalty income approach, a measurement using level 3 inputs under the U.S. GAAP fair value hierarchy. The Company considered consistent factors as described above related to goodwill in addition to royalty rates. The assumptions the Company uses to estimate royalty rates are consistent with the assumptions that the reporting units use for internal planning purposes, which the Company believes would be generally consistent with that of a market participant. The discount rate used for each indefinite-lived intangible ranged from 13.0% to 14.5%. All indefinite-lived intangibles were noted to have fair values that exceeded their carrying values, the lowest of which was greater than 25%.

Goodwill

The following summarizes the changes in the Company's goodwill by segment:

(In millions)	Americas RAC segment	International RAC segment	Total
Balance as of January 1, 2023
Goodwill	$1,028	$236	$1,264
Accumulated impairment losses	—	(220)	(220)
	1,028	16	1,044
Goodwill disposal and other changes during the period	—	—	—
	—	—	—
Balance as of December 31, 2023
Goodwill	1,028	236	1,264
Accumulated impairment losses	—	(220)	(220)
	$1,028	$16	$1,044

(In millions)	Americas RAC segment	International RAC segment	Total
Balance as of January 1, 2022
Goodwill	$1,029	$236	$1,265
Accumulated impairment losses	—	(220)	(220)
	1,029	16	1,045
Goodwill disposal and other changes during the period	(1)	—	(1)
	(1)	—	(1)
Balance as of December 31, 2022
Goodwill	1,028	236	1,264
Accumulated impairment losses	—	(220)	(220)
	$1,028	$16	$1,044

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets, Net

Intangible assets, net, consists of the following major classes:

	December 31, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$269	$(269)	$—
Concession rights	407	(406)	1
Technology-related intangibles	342	(300)	42
Other(1)	38	(36)	2
Total	1,056	(1,011)	45
Indefinite-lived intangible assets:
Tradenames(2)	2,794	—	2,794
Other(3)	24	—	24
Total	2,818	—	2,818
Total intangible assets, net	$3,874	$(1,011)	$2,863

	December 31, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$269	$(269)	$—
Concession rights	407	(405)	2
Technology-related intangibles	378	(312)	66
Other(1)	43	(42)	1
Total	1,097	(1,028)	69
Indefinite-lived intangible assets:
Tradenames(2)	2,794	—	2,794
Other(3)	24	—	24
Total	2,818	—	2,818
Total intangible assets, net	$3,915	$(1,028)	$2,887
(1)    Other amortizable intangible assets primarily include reacquired franchise rights.
(2)    As of December 31, 2023 and 2022, $2.2 billion was recorded in the Company's Americas RAC segment and $600 million in the Company's International RAC segment.
(3)    Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

	Years Ended December 31,
(In millions)	2023	2022	2021
Amortization of intangible assets	$48	$45	$88

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company's expected amortization expense based on its amortizable intangible assets as of December 31, 2023:

(In millions)
2024	$21
2025	18
2026	5
2027	—
2028	—
After 2028	1
Total expected amortization expense	$45

Note 6—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of December 31, 2023 and 2022:

Facility	Weighted-Average Interest Rate as of December 31, 2023	Fixed or Floating Interest Rate	Maturity	December 31, 2023	December 31, 2022
Non-Vehicle Debt
First Lien RCF	N/A	Floating	6/2026	$—	$—
Term B Loan	8.69%	Floating	6/2028	1,268	1,281
Incremental Term B Loan	9.09%	Floating	6/2028	500	—
Term C Loan	8.69%	Floating	6/2028	245	245
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
Other Non-Vehicle Debt(1)	5.71%	Fixed	Various	2	9
Unamortized Debt Issuance Costs and Net (Discount) Premium				(66)	(58)
Total Non-Vehicle Debt				3,449	2,977
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(2)	6.99%	Floating	6/2025	1,492	2,363
HVF III Series 2021-A Class B(2)	9.44%	Fixed	8/2025	188	188
				1,680	2,551
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(2)	1.66%	Fixed	12/2024	2,000	2,000
HVF III Series 2021-2(2)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(2)	2.44%	Fixed	6/2025	750	750
HVF III Series 2022-2(2)	2.78%	Fixed	6/2027	750	652
HVF III Series 2022-3(2)	3.89%	Fixed	3/2024	192	383
HVF III Series 2022-4(2)	4.22%	Fixed	9/2025	667	667
HVF III Series 2022-5(2)	4.39%	Fixed	9/2027	364	317
HVF III Series 2023-1(2)	6.17%	Fixed	6/2026	500	—
HVF III Series 2023-2(2)	6.30%	Fixed	9/2028	300	—

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility	Weighted-Average Interest Rate as of December 31, 2023	Fixed or Floating Interest Rate	Maturity	December 31, 2023	December 31, 2022
HVF III Series 2023-3(2)	6.46%	Fixed	2/2027	500	—
HVF III Series 2023-4(2)	6.66%	Fixed	3/2029	500	—
				8,523	6,769
Vehicle Debt - Other
Repurchase Facility	N/A	Fixed	N/A	—	86
European ABS(2)	5.80%	Floating	3/2026	1,205	811
Hertz Canadian Securitization(2)	6.95%	Floating	6/2025	350	283
Australian Securitization(2)	5.95%	Floating	6/2025	203	168
New Zealand RCF	8.47%	Floating	6/2025	70	54
U.K. Financing Facility	7.85%	Floating	1/2024-9/2027	173	101
Other Vehicle Debt(3)	5.17%	Floating	1/2024-11/2027	110	125
				2,111	1,628
Unamortized Debt Issuance Costs and Net (Discount) Premium				(72)	(62)
Total Vehicle Debt				12,242	10,886
Total Debt				$15,691	$13,863
N/A - Not applicable
(1)Other non-vehicle debt is primarily comprised of $8 million and $6 million in finance lease obligations as of December 31, 2023 and 2022, respectively.
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
(3)    Other vehicle debt is primarily comprised of $104 million and $76 million in finance lease obligations as of December 31, 2023 and 2022, respectively.

Non-Vehicle Debt

First Lien Credit Agreement

Pursuant to the Plan of Reorganization, on the Effective Date, Hertz entered into the First Lien Credit Agreement that provided for the following:
•the First Lien RCF for revolving loans and letters of credit up to an aggregate principal amount of $1.3 billion;
•Term B Loan for term loans in an aggregate principal amount of $1.3 billion; and
•Term C Loan for term loans that are available to cash collateralize letters of credit in an aggregate principal amount of $245 million.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
First Lien RCF: The First Lien RCF bears interest at a benchmark rate plus spread. The following table indicates the various currencies and benchmark rates applicable to loans under the First Lien RCF.

Currencies	Benchmark rates
U.S. dollar	Term SOFR(1) or Prime rate (as per terms of loan)
Eurodollar	EURIBOR rate or Base rate (as per terms of loan)
Australian dollar	Bank Bill Swap Reference Bid Rate
Canadian dollar	Canadian prime rate or an adjusted Canadian Dollar Offered Rate ("CDOR") (as per terms of loan)
Sterling	Daily Simple Sterling Overnight Index Average ("SONIA")
(1)    Prior to March 2022, the First Lien RCF had a benchmark rate of USD LIBOR or Prime rate.

As of December 31, 2023, ABR Loans and Canadian Prime Rate Loans, as defined under the First Lien Credit Agreement, bear interest at the relevant benchmark rate plus an applicable margin of 2.00%. In addition, the pricing for U.S. dollar, Eurodollar, Sterling and Canadian dollar loans are equal to a local currency benchmark plus a margin of 3.00%. The above referenced margins are dependent upon the Company's Consolidated Total Corporate Leverage Ratio, as defined under the First Lien Credit Agreement. In each case, the margin may change depending on Hertz’s Total Corporate Leverage Ratio. The First Lien RCF matures on June 30, 2026.

Hertz increased the aggregate committed amount of the First Lien RCF from $1.3 billion to $1.9 billion and the sublimit for letters of credit from $1.1 billion to $1.8 billion through various increases that occurred during the year ended December 31, 2022.

In March 2023, Hertz increased the aggregate committed amount of the First Lien RCF from $1.9 billion to $2.0 billion.

Term B Loan and Term C Loan: In May 2023, the First Lien Credit Agreement was amended to change the benchmark interest rate on the Term Loans from USD LIBOR to term SOFR in connection with the cessation of USD LIBOR. As per the amended First Lien Credit Agreement, the Term Loans bear interest based on an alternate base rate ("ABR") or term SOFR, in each case, plus an applicable margin of (i) 2.25% in the case of the ABR, or (ii) 3.25% in the case of term SOFR. In each case, the margin may change depending on Hertz's consolidated total corporate leverage ratio, as defined in the First Lien Credit Agreement (the "Total Corporate Leverage Ratio"). The First Lien Credit Agreement requires the Term B Loan to be repaid in quarterly installments of $3.3 million per quarter. Each of the Term B Loan and Term C Loan mature on June 30, 2028.

Incremental Term B Loan: In November 2023, the First Lien Credit Agreement was amended to provide for the Incremental Term B Loan in an aggregate principal amount of $500 million. The Incremental Term B Loan bears interest based on an ABR or term SOFR, in each case, plus an applicable margin of (i) 2.75% in the case of the ABR, or (ii) 3.75% in the case of term SOFR. The amended First Lien Credit Agreement requires the Incremental Term B Loan to be repaid in quarterly installments of $1.25 million beginning March 31, 2024 until maturity. The Incremental Term B Loan matures on June 30, 2028.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Vehicle Debt

HVF III U.S. ABS Program

In June 2021, Hertz established the HVF III securitization platform (the "HVF III U.S. ABS Program") to facilitate its financing activities relating to vehicles used by Hertz in the U.S. vehicle rental operations. HVF III is the issuer of variable funding notes and medium-term notes under the HVF III U.S. ABS Program. HVF III entered into a base indenture that permits it to issue term and variable funding rental car asset-backed securities, secured by a collateral pool consisting primarily of the rental vehicles used in the Company's U.S. vehicle rental operations and the related incentive and repurchase program vehicle receivables. Within each series of HVF III U.S. Vehicle Medium Term Notes, the issued notes are subordinated based on class.

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

From time to time, Hertz or any of its subsidiaries (all affiliates of HVF III), at their discretion, may purchase and retain any part or portion of an issued notes’ series or class within a series under the HVF III U.S. ABS Program depending on market conditions and other factors at the time of issuance. In addition, any retained notes issued under the HVF III U.S. ABS Program may be sold to third parties at a subsequent date or may be sold and repurchased under the Repurchase Facilities, as disclosed below, in each case, depending on market conditions and other factors at the time.

References to the HVF III U.S. ABS Program include HVF III's U.S. Vehicle Variable Funding Notes and HVF III's U.S. Vehicle Medium Term Notes.

HVF III U.S. Vehicle Variable Funding Notes

HVF III Series 2021-A Notes: HVF III increased the commitments for the Series 2021-A Notes through various increases during the year ended December 31, 2022, increasing the maximum principal amount that may be outstanding from $3.0 billion to $3.9 billion. Additionally, in June 2022, the maturity date of the Series 2021-A Notes Class A Notes was extended to June 2024.

In June 2023, HVF III increased the commitments for the Series 2021-A Notes, increasing the maximum principal amount that may be outstanding from $3.9 billion to $4.1 billion. Additionally, the maturity dates of the Series 2021-A Class A Notes and Class B Notes were extended to June 2025 and August 2025, respectively.

HVF III U.S. Vehicle Medium Term Notes

HVF III Series 2022-1 Notes and Series 2022-2 Notes: In January 2022, HVF III issued the Series 2022-1 Notes and Series 2022-2 Notes in aggregate principal amounts of $750 million, respectively. At the time of issuance, Hertz, an affiliate of HVF III, purchased the Series 2022-1 Class D Notes and Series 2022-2 Class D Notes in aggregate principal amounts of $98 million, respectively. The Series 2022-1 Class D Notes were subsequently sold to third parties in July and August 2022.

HVF III Series 2022-3 Notes: In March 2022, HVF III issued the Series 2022-3 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $383 million. At the time of issuance, Hertz, an affiliate

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of HVF III, purchased the Class D Notes in an aggregate principal amount of $50 million which were subsequently sold to third parties in July 2022.

HVF III Series 2022-4 Notes: In March 2022, HVF III issued the Series 2022-4 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $667 million. At the time of issuance, Hertz, an affiliate of HVF III, purchased the Class D Notes in an aggregate principal amount of $87 million which were subsequently sold to third parties in August 2022.

HVF III Series 2022-5 Notes: In March 2022, HVF III issued the Series 2022-5 Notes in four classes (Class A, Class B, Class C and Class D) in an aggregate principal amount of $364 million. At the time of issuance, Hertz, an affiliate of HVF III, purchased the Class D Notes in an aggregate principal amount of $47 million.

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

Vehicle Debt-Other

Repurchase Facilities

Beginning in 2022, Hertz entered into, and in the future may continue to enter into, the Repurchase Facilities, whereby Hertz can sell and repurchase at a pre-determined price any retained notes under the HVF III U.S. ABS Program. Transactions occurring under the Repurchase Facilities are based on mutually agreeable terms and prevailing rates. As of December 31, 2023, Hertz does not hold any retained notes under the HVF III U.S. ABS Program and there were no repurchase transactions outstanding under the Repurchase Facilities.

European ABS

The European ABS is the primary vehicle financing facility for the Company's vehicle rental operations in France, the Netherlands, Germany, Spain and Italy. The lenders under the European ABS have been granted a security interest in the owned rental vehicles used in the Company's vehicle rental operations in these countries and certain contractual rights related to such vehicles.

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

In September 2023, the European ABS was amended to (i) increase the aggregate maximum borrowings to €1.2 billion, (ii) extend the maturity date to March 2026 and (iii) amend certain other provisions to provide for further operating flexibility.

Hertz Canadian Securitization

Hertz maintains a financing through TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, for the purpose of financing its rental car fleet operations in Canada (the "Hertz Canadian Securitization").

In June 2022, the Hertz Canadian Securitization was amended to extend the maturity to June 2024.

In June 2023, the Hertz Canadian Securitization was amended to provide for aggregate maximum borrowings of CAD$475 million and to extend the maturity date to June 2025.

Australian Securitization

Hertz maintains a financing through HA Fleet Pty. Limited, an indirect wholly-owned subsidiary of Hertz, for the purpose of financing its rental car fleet operations in Australia (the "Australian Securitization"). HA Fleet Pty. Limited serves as the issuer under the Australian Securitization. The lender under the Australian Securitization has been granted a security interest primarily in the owned rental vehicles used in its vehicle rental operations in Australia and certain contractual rights related to such vehicles.

In January 2022, the Australian Securitization was amended to increase the aggregate maximum borrowings to AUD$250 million and to extend the maturity to April 2024.

In June 2023, the Australian Securitization was amended to provide for aggregate maximum borrowings of AUD$340 million and to extend the maturity date to June 2025.

New Zealand RCF

Hertz maintains a financing through Hertz New Zealand Holdings Limited ("Hertz New Zealand"), an indirect wholly-owned subsidiary of Hertz, for the purpose of financing its rental car fleet operations in New Zealand. Hertz New Zealand is the borrower under a credit agreement that provides for aggregate maximum borrowings on a revolving basis under an asset-based revolving credit facility (the “New Zealand RCF”).

In April 2022, the New Zealand RCF was amended to extend the maturity of the aggregate maximum borrowings of NZD$60 million to June 2024.

In August 2023, the New Zealand RCF was amended to provide for aggregate maximum borrowings of NZD$120 million and to extend the maturity date to June 2025.

U.K. Financing Facility

In April 2022, the U.K. Financing Facility was amended to extend the maturity of the aggregate maximum borrowings of £100 million to October 2023.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In June 2023, the U.K. Financing Facility was amended to provide for aggregate maximum borrowings of £135 million and to extend the maturity date to November 2024.

Loss on Extinguishment of Debt

In June 2021, in accordance with the Plan of Reorganization, substantially all existing non-vehicle debt and all existing ABS facilities under the HVF II U.S. ABS Program and the HVIF U.S. ABS Program were repaid in full and cancelled. As a result, the Company incurred losses in the form of early redemption premiums and/or the write-off of deferred financing costs associated with certain redemptions, terminations and waiver agreements. For the year ended December 31, 2021, loss on extinguishment of debt is presented in reorganization items, net, unless otherwise noted in the table below, in the accompanying consolidated statements of operations. There were no losses on extinguishment of debt recognized for the years ended December 31, 2023 and 2022.

The following table reflects the amount of loss for each respective redemption/termination:

Year Ended December 31,
Redemption/Termination (in millions)	2021
Non-Vehicle Debt
HIL Credit Agreement(1)	$8
Second HIL Credit Agreement	5
Total Non-Vehicle Debt	13
Non-Vehicle Debt (subject to compromise)
Senior Term Loan	16
Senior RCF	22
Senior Notes	29
Senior Second Priority Secured Notes	4
Promissory Notes	2
Alternative Letter of Credit Facility	7
Letter of Credit Facility	8
Total Non-Vehicle Debt (subject to compromise)	88
Vehicle Debt
HVF II U.S. Vehicle Variable Funding Notes	9
HVF II U.S. Vehicle Medium Term Notes	39
HVIF II Series 2020-1	21
European Vehicle Notes	29
Total Vehicle Debt	98
Total Loss on Extinguishment of Debt	$199
(1)    The loss on extinguishment is recorded in non-vehicle interest expense, net in the accompanying consolidated income statement for the year ended December 31, 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities

As of December 31, 2023, the nominal amounts of maturities of debt for each of the years ending December 31 are as follows:

(In millions)	2024	2025	2026	2027	2028	After 2028
Non-Vehicle Debt	$20	$18	$518	$18	$1,941	$1,000
Vehicle Debt	2,322	3,792	4,096	1,304	550	250
Total	$2,342	$3,810	$4,614	$1,322	$2,491	$1,250

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following facilities were available to the Company as of December 31, 2023 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$1,266	$1,266
Total Non-Vehicle Debt	1,266	1,266
Vehicle Debt
HVF III Series 2021-A	2,382	—
European ABS	128	—
Hertz Canadian Securitization	10	—
Australian Securitization	30	1
New Zealand RCF	6	—
U.K. Financing Facility	—	—
Other Vehicle Debt	47	—
Total Vehicle Debt	2,603	1
Total	$3,869	$1,267

Letters of Credit

As of December 31, 2023, there were outstanding standby letters of credit totaling $995 million comprised primarily of $734 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of December 31, 2023, no capacity remains to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization facilities and to support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of December 31, 2023, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary, therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying consolidated financial statements. As of December 31, 2023 and 2022, IFF No. 2 had total assets of $1.7 billion and $1.3 billion, respectively, comprised primarily of intercompany receivables, and total liabilities of $1.7 billion and $1.3 billion, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien Credit Agreement r~~e~~quires Hertz to comply with the following financial covenant: a First Lien Ratio of less than or equal to 3.00 to 1.00 in the first and last quarters of the calendar year and 3.50 to 1.00 in the second and third quarters of the calendar year. As of December 31, 2023, Hertz was in compliance with the First Lien Ratio.

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

As of December 31, 2023, the Company was in compliance with all covenants in the First Lien Credit Agreement.

Accrued Interest

As of December 31, 2023 and 2022, accrued interest was $26 million and $19 million, respectively, which is included in accrued liabilities in the accompanying consolidated balance sheets.

Restricted Net Assets

Hertz and certain of its subsidiaries are subject to contractual restrictions under the terms of its debt, including restrictions on the ability to pay dividends (directly or indirectly). As of December 31, 2023, the restricted net assets of the subsidiaries of Hertz and Hertz Global exceed 25% of their total consolidated net assets, respectively.

Note 7—Employee Retirement Benefits

The Company sponsors multiple domestic and international employee retirement benefit plans where benefits are based upon years of service and compensation. The Hertz Corporation Account Balance Defined Benefit Pension Plan (the “Hertz Retirement Plan”) is a U.S. cash balance plan, which was amended in 2014 to permanently discontinue future benefit accruals and participation under the plan for non-union employees. The majority of union employees have since discontinued participation in the Hertz Retirement Plan as the result of collective bargaining. Some of the Company’s international subsidiaries have defined benefit retirement plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans. The Company also sponsors defined contribution plans for certain eligible U.S. and non-U.S. employees, where contributions are matched based on specific guidelines in the plans.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan and other U.S. based retirement plans and the retirement plans for international operations (“Non-U.S.”), together with amounts included in the accompanying consolidated balance sheets and statements of operations:

	Pension Benefits
	U.S.		Non-U.S.
(In millions)	2023	2022	2023	2022
Change in Benefit Obligation
Benefit obligation as of January 1	$371	$465	$172	$307
Service cost	—	—	1	1
Interest cost	19	16	8	5
Plan settlements	(21)	(24)	—	(5)
Benefits paid	(3)	(3)	(7)	(5)
Foreign currency exchange rate translation	—	—	10	(27)
Actuarial (gain) loss	7	(83)	7	(104)
Benefit obligation as of December 31	$373	$371	$191	$172
Change in Plan Assets
Fair value of plan assets as of January 1	$338	$468	$131	$255
Actual return gain (loss) on plan assets	28	(103)	6	(91)
Company contributions	—	—	3	2
Plan settlements	(21)	(24)	—	(5)
Benefits paid	(3)	(3)	(7)	(5)
Foreign currency exchange rate translation	—	—	9	(25)
Fair value of plan assets as of December 31	$342	$338	$142	$131
Funded Status of the Plan
Plan assets (less than) in excess of the benefit obligation	$(31)	$(33)	$(49)	$(41)

In 2023, discount rates decreased, resulting in actuarial losses for the U.S. and Non-U.S. pension plans, partially offset by changes in the inflation and mortality assumptions in the United Kingdom ("U.K.").

In 2022, discount rates increased, resulting in actuarial gains for the U.S. and Non-U.S. pension plans, partially offset by census data updates and experience.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits
	U.S.		Non-U.S.
($ in millions)	2023	2022	2023	2022
Amounts recognized in balance sheets:
Prepaid expenses and other assets	$—	$—	$11	$12
Accrued liabilities	(31)	(33)	(60)	(53)
Net asset (obligation) recognized in the balance sheets	$(31)	$(33)	$(49)	$(41)

Prior service credit	$—	$—	$(1)	$(1)
Net gain (loss)	(47)	(58)	(66)	(56)
Accumulated other comprehensive income (loss)	(47)	(58)	(67)	(57)
Funded/(Unfunded) accrued pension or postretirement benefit	16	25	18	16
Net obligation recognized in the balance sheets	$(31)	$(33)	$(49)	$(41)

Total recognized in other comprehensive (income) loss	$(10)	$29	$11	$(17)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(2)	$35	$14	$(15)
Accumulated Benefit Obligation as of December 31	$373	$371	$190	$171

Weighted-average assumptions as of December 31
Discount rate	5.1%	5.4%	4.4%	4.7%
Expected return on assets	6.2%	6.0%	5.2%	5.2%
Average rate of increase in compensation	—%	—%	2.2%	2.1%
Interest crediting rate	3.8%	3.8%	N/A	N/A
N/A - Not applicable

The discount rate used to determine the December 31, 2023 and 2022 benefit obligations for U.S. pension plans was based on the rate from the Mercer Pension Discount Curve-Above Mean Yield that is appropriate for the duration of the Company's plan liabilities. For its plans outside the U.S., the discount rate reflected the market rates for an optimized subset of high-quality corporate bonds currently available with the discount rate in a country determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches its plan.

The expected return on plan assets for each funded plan is based on expected future investment returns considering the target investment mix of plan assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the net periodic pension expense charged to net income (loss). The components of net periodic pension expense (benefit), other than service cost, were included in other (income) expense, net in the accompanying consolidated statements of operations.

	Pension Benefits
	U.S.			Non-U.S.
	Years Ended December 31,
($ in millions)	2023	2022	2021	2023	2022	2021
Components of Net Periodic Pension and Postretirement Expense (Benefit)
Service cost	$—	$—	$—	$1	$1	$1
Interest cost	19	16	12	8	5	4
Expected return on plan assets	(14)	(14)	(18)	(7)	(7)	(7)
Net amortizations	—	—	—	1	1	2
Settlement loss	3	4	12	—	2	1
Net pension and postretirement expense (benefit)	$8	$6	$6	$3	$2	$1
Weighted-average discount rate for expense (January 1)	5.4%	2.7%	2.2%	4.7%	1.7%	1.4%
Weighted-average assumed long-term rate of return on assets (January 1)	6.0%	4.5%	4.5%	5.2%	3.0%	3.0%
Weighted-average interest crediting rate for expense	3.8%	3.8%	3.8%	N/A	N/A	N/A
N/A - Not applicable

The net of tax loss in accumulated other comprehensive income (loss) as of December 31, 2023 and 2022 relating to pension benefits of the Hertz Retirement Plan was $95 million and $92 million, respectively.

The provisions charged to net income (loss) for the years ended December 31, 2023, 2022 and 2021 for all other pension plans were approximately $6 million, $6 million and $5 million, respectively.

The provisions charged to net income (loss) for the years ended December 31, 2023, 2022 and 2021 for the defined contribution plans were approximately $20 million, $20 million and $16 million, respectively.

Plan Assets

The Company has a long-term investment outlook for the assets held in the Company sponsored plans, which is consistent with the long-term nature of each plan's respective liabilities. The Company has two major plans which reside in the U.S. and the U.K.

The U.S. Plan

The U.S. Plan (the “Plan”) has a target asset allocation mix of 70% in investments intended to hedge the impact of capital market movements ("Immunizing Portfolio Investments"), comprised primarily of fixed income securities, and 30% in investments intended to earn more than the pension liability growth over the long-term ("Growth Portfolio Investments"). The Growth Portfolio Investments are primarily invested in passively managed equity funds, international and emerging market funds that are actively managed and non-investment grade fixed income funds. The overall strategy and the Immunizing Portfolio Investments are managed by professional investment managers. The investments within these asset classes are diversified in order to minimize the risk of large losses. The Plan assumes a 6.2% expected long-term annual weighted-average rate of return on assets.

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

(In millions)	December 31, 2023			December 31, 2022
Asset Category	Level 1	Level 2	Measured at NAV(1)	Level 1	Level 2	Measured at NAV(1)
Cash	$9	$—	$—	$8	$—	$—
Short Term Investments	—	36	—	—	31	—
Equity Funds(2):
U.S. Large Cap	—	45	—	—	40	—
U.S. Small Cap	—	5	—	—	5	—
International Large Cap	—	20	—	—	19	—
International Small Cap	—	3	—	—	4	—
International Emerging Markets	—	5	4	—	5	4
Fixed Income Securities:
U.S. Treasuries	—	1	—	—	—	—
Corporate Bonds	—	155	32	—	161	29
Government Bonds	—	4	—	—	4	—
Municipal Bonds	—	4	—	—	6	—
Derivatives - Interest Rate	—	—	—	—	1	—
Non-Investment Grade Fixed Income(2)	—	19	—	—	21	—
Total fair value of pension plan assets	$9	$297	$36	$8	$297	$33

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

The Company's U.K. Plan comprises $135 million of the $142 million in fair value of Non-U.S. plan assets as of December 31, 2023 and comprises $126 million of the $131 million in fair value of Non-U.S. plan assets as of December 31, 2022. The fair value measurements of the Company's U.K. Plan assets are based upon inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable (Level 1) and significant observable inputs that reflect quoted prices for similar assets or liabilities in active markets (Level 2). The fair value

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
measurements of the U.K. Plan assets relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31, 2023			December 31, 2022
Asset Category	Level 1	Level 2	Measured at NAV(1)	Level 1	Level 2	Measured at NAV(1)
Actively Managed Multi-Asset Funds:
Diversified Growth Funds(2)	$—	$—	$—	$11	$—	$—
Multi Asset Credit	—	—	16	—	—	21
Passive Equity Funds:
U.K. Equities(2)	5	—	—	4	—	—
Overseas Equities(2)	6	—	—	5	—	—
Passive Bond Funds:
Corporate Bonds	4	—	—	4	—	—
Liability Driven Investments(2)	103	—	—	76	—	—
Liquidity Fund	1	—	—	5	—	—
Total fair value of pension plan assets	$119	$—	$16	$105	$—	$21
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

Contributions

The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, the Company makes contributions beyond those legally required. In 2023 and 2022, the Company did not make any cash contributions to its U.S. qualified pension plan.

In 2023 and 2022, the Company made no contributions to its U.S. non-qualified pension plans. In 2023 and 2022, the Company made no discretionary contributions to its U.K. Plan.

The Company does not currently anticipate contributing to the U.S. qualified pension plan during 2024. The Company anticipates contributing approximately $2 million to the U.K. Plan and approximately $2 million to its other international plans during 2024. The level of 2024 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments:

(In millions)	Pension Benefits
2024	$34
2025	35
2026	39
2027	41
2028	43
2027 to 2031	221
Total estimated future benefits payments	$413

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz.

2021 Omnibus Incentive Plan

During 2021, Hertz Global's Board approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan"). The Company initially authorized 62,250,055 shares of its common stock pursuant to awards granted under the 2021 Omnibus Plan. In addition, beginning on June 30, 2022, and ending on June 20, 2031 (an “Evergreen Date”), the total authorized shares under the 2021 Omnibus Plan will automatically increase by a number of shares equal to 2% of the total number of shares of the Company's common stock outstanding on the June 29th immediately preceding the applicable Evergreen Date (the "Evergreen Increase"). Notwithstanding the foregoing, the Company's Board may act prior to the Evergreen Date of a given year to provide that there will be no Evergreen Increase for such year, or that the increase for such year will be a lesser number of shares. As of December 31, 2023, 51,394,974 shares of the Company's common stock are authorized and remain available for future grants under the 2021 Omnibus Plan, which reflects application of the Evergreen Increase as prescribed by the 2021 Omnibus Plan in each of June 2022 and 2023. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

A summary of the total employee compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Employee compensation expense	$85	$129	$7
Income tax benefit	(8)	(7)	(2)
Employee compensation expense, net	$77	$122	$5

As of December 31, 2023, there was $179 million of total unrecognized compensation cost expected to be recognized over the remaining 2.1 years, on a weighted average basis, of the requisite service period that began on the grant dates of outstanding awards.

The 2021 Omnibus Plan provides for the award of stock options, stock appreciation rights ("SARs"), performance stock, PSUs, performance units ("PUs"), restricted stock, RSUs, share awards and deferred stock units to eligible recipients. Under the 2021 Omnibus Plan, the Compensation Committee of the Board (the "Compensation Committee") has the authority to determine the eligible recipients to whom awards may be granted, the types of awards and their terms or conditions. The Board exercises these rights for certain executive officers.

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

SARs may be granted to participants in tandem with stock options or on their own. Unless otherwise determined by the Compensation Committee or Board at or after the grant date, tandem SARs will have substantially similar terms as the stock options with which they are granted. Generally, each SAR will entitle the participant upon exercise to an amount (in cash, shares or a combination of cash and shares, as determined by the Compensation Committee or Board) equal to the product of (i) the excess of (A) the fair market value on the exercise date of one share of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
common stock, over (B) the strike price per share, times (ii) the number of shares of common stock covered by the SAR.

The Company accounts for stock options as equity-classified awards and recognizes compensation cost on a straight-line basis over the vesting period. The value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model that incorporates the assumptions noted in the following table.

The Company calculates the expected volatility based on the historical movement of its share price.

Grants
Assumption	2021
Expected volatility	75%
Expected dividend yield	—%
Expected term (years)	6
Risk-free interest rate	1.19%
Weighted-average grant date fair value	$17.12

A summary of stock option activity under the 2021 Omnibus Plan as of December 31, 2023 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	3,144,983	$26.17	8.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(713,480)	26.17	—	—
Outstanding as of December 31, 2023	2,431,503	26.17	6.7	—
Exercisable as of December 31, 2023	(1,722,398)	26.17	6.3	—
Non-vested as of December 31, 2023	709,105

Performance Stock Awards, Performance Stock Units and Performance Units

PSAs, PSUs and PUs granted under the 2021 Omnibus Plan will vest based on the achievement of predetermined performance goals over performance periods determined by the Compensation Committee or Board or upon the occurrence of certain events, as determined by the Compensation Committee or Board. PSAs are awards of common stock that are subject to forfeiture until predetermined performance conditions have been achieved. A PSU is a contractual right to receive a stated number of shares of common stock, or if provided by the Compensation Committee or Board on or after the grant date, cash equal to the fair market value of such shares of common stock or any combination of shares of common stock and cash having an aggregate fair market value equal to such stated number of shares of common stock, which right is forfeitable until the achievement of predetermined performance conditions. PUs represent the right to receive a cash denominated award, payable in cash or shares of common stock or a combination thereof, and are forfeitable until the achievement of predetermined performance conditions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the PSU activity as of December 31, 2023 under the 2021 Omnibus Plan is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	9,292,749	$17.62	$143
Granted(1)	537,471	17.25	—
Vested	(560,518)	18.56	—
Forfeited or Expired	(166,964)	18.53	—
Outstanding as of December 31, 2023	9,102,738	17.52	95
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

Certain PSUs were valued on the grant date using a Monte Carlo simulation model that incorporates the assumptions noted in the following table:

Grants
Assumption	2022
Expected volatility	68%
Expected dividend yield	—%
Expected term (years)	5
Risk-free interest rate	1.71%
Weighted-average grant date fair value	$17.61

As of December 31, 2023, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

Restricted Stock and Restricted Stock Units

Restricted stock and RSUs granted under the 2021 Omnibus Plan vest based on a minimum period of service or the occurrence of events specified by the Compensation Committee or Board. Restricted stock and RSUs are subject to forfeiture until vested. Compensation expense for RSUs is based on the grant date fair value, and is recognized ratably over the vesting period. RSU grants issued in 2023 vest ratably over a period of primarily three to four years.

A summary of RSU activity as of and for the year ended December 31, 2023 under the 2021 Omnibus Plan is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2023	3,412,763	$20.82	$53
Granted	4,698,669	13.87	—
Vested	(1,300,465)	20.76	—
Forfeited or Expired	(496,403)	20.27	—
Outstanding as of December 31, 2023	6,314,564	15.71	66

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Additional information pertaining to RSU activity under the 2021 Omnibus Plan is as follows:

	Years Ended December 31,
	2023	2022	2021
Total fair value of awards that vested (in millions)	$27	$49	$—
Weighted-average grant-date fair value of awards granted	$13.87	$19.94	26.17

Deferred Stock Units

Each deferred stock unit granted under the 2021 Omnibus Plan represents a contractual right to receive a stated number of shares of common stock of the Company or if provided by the Compensation Committee or Board in accordance with the 2021 Omnibus Plan on or after the grant date, cash equal to the fair value of such shares of common stock or any combination of shares of common stock and cash having an aggregate fair market value equal to such stated number of shares of common stock, on a specified future date. As of December 31, 2023 and 2022, there were approximately 114,000 and 68,000 outstanding shares, respectively, of deferred stock units under the 2021 Omnibus Plan.

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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying consolidated statements of operations for each of the years ended December 31, 2023, 2022 and 2021:

(In millions)	2023	2022	2021
Operating lease income from vehicle rentals	$8,546	$8,243	$6,885
Operating lease income from fleet leasing	—	—	149
Variable operating lease income	588	212	131
Revenue accounted for under Topic 842	9,134	8,455	7,165
Revenue accounted for under Topic 606	237	230	171
Total revenues	$9,371	$8,685	$7,336

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the amount of lease costs incurred by the Company for each of the years ended December 31, 2023, 2022 and 2021:

	Years ended December 31,
(In millions)	2023	2022	2021
Minimum fixed lease costs:
Short-term lease costs	$92	$142	$171
Operating lease costs	543	438	449
Total	635	580	$620
Variable lease costs	339	334	165
Total lease costs	$974	$914	$785

The following summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases as a lessee as of December 31, 2023:

Weighted-average remaining lease term (in years)	10.9
Weighted-average discount rate	8.9%

The following table summarizes the Company's minimum fixed lease obligations under existing agreements as a lessee, excluding variable concession obligations in excess of minimum annual guarantees and short-term leases, as of December 31, 2023:

(In millions)
2024	$554
2025	454
2026	373
2027	309
2028	250
After 2028	1,535
Total lease payments	3,475
Interest	(1,333)
Operating lease liabilities as of December 31, 2023	$2,142

Note 10—Income Tax (Provision) Benefit

The components of income (loss) before income taxes for the Company's domestic and foreign operations are as follows:
Hertz Global

	As of December 31,
(In millions)	2023	2022	2021
Domestic	$180	$2,120	$710
Foreign	106	329	(27)
Total income (loss) before income taxes	$286	$2,449	$683

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Hertz

	As of December 31,
(In millions)	2023	2022	2021
Domestic	$17	$1,416	$1,501
Foreign	106	329	(27)
Total income (loss) before income taxes	$123	$1,745	$1,474

The total income tax provision (benefit) consists of the following:
Hertz Global and Hertz

	As of December 31,
(In millions)	2023	2022	2021
Current:
Federal	$1	$—	$—
Foreign	42	41	24
State and local	7	32	21
Total current	50	73	45
Deferred:
Federal	(348)	338	252
Foreign	(33)	42	19
State and local	1	(63)	2
Total deferred	(380)	317	273
Total provision (benefit) - Hertz Global	(330)	390	318
Federal deferred tax (provision) benefit applicable to Hertz Holdings	1	—	—
Total provision (benefit) - Hertz	$(329)	$390	$318

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The principal items of the U.S. and foreign net deferred tax assets and liabilities are as follows:
Hertz Global and Hertz

	As of December 31,
(In millions)	2023	2022
Deferred tax assets:
Employee benefit plans	$19	$18
Net operating loss carry forwards	1,741	1,737
Capital loss carryforwards	3	194
Federal and state tax credit carry forwards	343	81
Deferred interest expense	240	70
Accrued and prepaid expenses	172	147
Operating lease liabilities	544	430
Total deferred tax assets	3,062	2,677
Less: valuation allowance	(305)	(511)
Total net deferred tax assets	2,757	2,166
Deferred tax liabilities:
Depreciation on tangible assets	(2,388)	(2,297)
Intangible assets	(716)	(714)
Operating lease right-of-use assets	(576)	(456)
Total deferred tax liabilities	(3,680)	(3,467)
Net deferred tax liability - Hertz Global	(923)	(1,301)
Deferred tax asset - net operating loss applicable to Hertz Holdings	(3)	(3)
Net deferred tax liability - Hertz	$(926)	$(1,304)

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

As of December 31, 2023, the Company has approximately $1.3 billion of tax-effected U.S. federal net operating loss carryforwards ("Federal NOLs"), which have an indefinite carryforward period and may offset 80% of taxable income generate in any future year. The Company has approximately $306 million of federal tax credits which begin expiring in 2037. The Company has approximately $185 million of tax-effected federal deferred interest expense which has an indefinite carryforward period. The Company has not recorded a valuation allowance on its Federal NOLs, federal credits, or deferred interest expense as there were adequate U.S. deferred tax liabilities that could be realized within the carry forward periods.

As of December 31, 2023, the Company has approximately $223 million of tax-effected state net operating loss carryforwards. Some of these net operating losses have an indefinite carryforward period, and those that do not will begin to expire in 2024 if not utilized. These net operating losses are offset, in part, by a valuation allowance totaling $83 million. The Company has approximately $36 million in state tax credits for which a full valuation allowance is recorded. The state tax credits expire over various years beginning in 2028. The Company has approximately $40 million of tax-effected deferred interest expense which has an indefinite carryforward period. The tax effected amounts for all state tax attributes are net of federal benefit.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2023, the Company has approximately $225 million of tax-effected foreign net operating loss carry forwards. Some of the net operating losses have an indefinite carryforward period, and those that do not will begin to expire in 2035 if not utilized. These net operating losses are offset, in part, by a valuation allowance totaling $152 million. The Company has no tax credits in foreign jurisdictions. The Company has approximately $15 million of tax-effected foreign deferred interest which has an indefinite carryforward period. The deferred interest is offset, by a valuation allowance of $15 million. The Company has approximately $3 million of tax-effected foreign capital loss carryforwards for which a full valuation allowance has been recorded.

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
Hertz Global and Hertz

	Years Ended December 31,
	2023	2022	2021
Statutory federal tax rate	21%	21%	21%
State and local income taxes, net of federal effect	6	4	7
Change in state rates, net of federal effect	(3)	—	2
Foreign tax rate differential	2	—	—
Change in foreign statutory rates	—	—	(2)
Federal and foreign permanent differences	2	1	1
Tax credits	(70)	(1)	(1)
Withholding taxes	2	1	1
Valuation allowance	(73)	(6)	11
Change in fair value of Public Warrants	(14)	(7)	22
Non-deductible bankruptcy expenses	—	—	15
European reorganization	6	—	(46)
Uncertain tax positions	1	—	12
U.S. tax on foreign earnings	—	1	2
Nondeductible officer compensation	5	1	—
Other	—	1	2
Effective tax rate - Hertz Global	(115)	16	47
Hertz Holdings exclusive items(1)	(153)	6	(25)
Effective tax rate - Hertz	(268)%	22%	22%
(1)    Represents the tax rate differential due to the exclusion of the change in fair value of Public Warrants from Hertz's income (loss) before income taxes.

The change in tax provision in 2023 compared to 2022 is driven by lower pre-tax income in 2023, benefits from EV credits generated in 2023, the release of valuation allowances in 2023 primarily related to the characterization of the loss on the restructuring of European operations (as disclosed below) and the non-taxable change in the fair value of Public Warrants.

The change in tax provision in 2022 compared to 2021 was primarily driven by improvements in financial performance in 2022, as well as the non-taxable change in fair value of Public Warrants, the tax benefits associated with the restructuring in Europe recognized in 2021, the impact of changes in state and foreign valuation allowances, and non-deductible bankruptcy costs incurred in 2021. Hertz Holdings exclusive items are comprised of transactions specific to Hertz Holdings only.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
Hertz Global and Hertz

	Years Ended December 31,
(In millions)	2023	2022	2021
Balance as of January 1	$298	$106	$53
Increase (decrease) attributable to tax positions taken during prior periods	(192)	184	65
Increase (decrease) attributable to tax positions taken during the current year	24	9	19
Decrease attributable to settlements with taxing authorities	—	(1)	(31)
Balance as of December 31	$130	$298	$106

The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $11 million. Net, after-tax interest and penalties related to tax liabilities are classified as a component of income tax in the accompanying consolidated statements of operations which were not significant for the years ended December 31, 2023, 2022 and 2021. Net, after-tax interest and penalties were accrued as a component of tax in the Company's consolidated balance sheet in the amount of $8 million and $7 million as of December 31, 2023 and 2022, respectively.

During 2021, as part of a restructuring of European operations, we generated a tax loss of approximately $1.3 billion, which was initially characterized as a capital loss in the 2021 provision. On February 9, 2023, the Company and the IRS agreed to the amount and to the character of the loss as ordinary. This resulted in a reduction in the amount of loss and a release of valuation allowances for a net benefit of $163 million in 2023.

The Company is subject to examination by taxing authorities throughout the world. The tax years that are open for examination span from 2010 to 2023. Additionally, the Company is under audit in several U.S. states and other foreign jurisdictions, and it is reasonably possible that the amount of unrecognized tax benefits may change as the result of the completion of ongoing examinations, the expiration of the statute of limitations or unforeseen circumstances.

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

On December 15, 2022, the European Union ("EU") Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A number of other countries have or are expected to implement similar legislation with varying effective dates in the future. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries.

Note 11—Financial Instruments

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

None of the Company's financial instruments have been designated as hedging instruments as of December 31, 2023 and 2022. The Company classifies cash flows from financial instruments according to the classification of the cash flows of the economically hedged item(s).

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

Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
	December 31,		December 31,
(In millions)	2023	2022	2023	2022
Interest rate instruments(2)	$10	$140	$—	$—
Foreign currency forward contracts	5	1	2	2
Total	$15	$141	$2	$2
(1)     All asset derivatives are recorded in prepaid expenses and other assets and all liability derivatives are recorded in accrued liabilities in the accompanying consolidated balance sheets.
(2)    The activity in 2023 is primarily due to net cash received on monthly settlements, including the sale of interest rate caps disclosed below.

The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
(In millions)		2023	2022	2021
Interest rate instruments	Vehicle interest expense, net(1)	$(6)	$127	$3
Foreign currency forward contracts	Selling, general and administrative expense(2)	8	(2)	2
Total		$2	$125	$5
(1)    In 2021, $6 million of gains on interest rate instruments were recorded in other (income) expense, net, offset by $3 million of losses on interest rate instruments which were recorded in selling, general and administrative expense.
(2)    In 2022 and 2021, all gains (losses) on foreign currency forward contracts were recorded in other (income) expense, net.

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

	December 31, 2023		December 31, 2022
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt	$3,515	$3,285	$3,035	$2,685
Vehicle Debt	12,314	11,878	10,948	10,304
Total	$15,829	$15,163	$13,983	$12,989

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's cash equivalents, restricted cash equivalents and Public Warrants that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	December 31, 2023				December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$362	$—	$—	$362	$443	$—	$—	$443
Liabilities:
Public Warrants	$453	$—	$—	$453	$617	$—	$—	$617

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

Public Warrants

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity ("Topic 480"). See Note 17, "Public Warrants - Hertz Global," for further details. Upon issuance on the Effective Date, the initial fair value of the Public Warrants was $800 million. The Company calculates the fair value based on the end-of-day quoted market price, a Level 1 input of the fair value hierarchy. For the years ended December 31, 2023, 2022 and 2021, the fair value adjustments resulted in gains of $163 million and $704 million and a loss of $627 million, respectively, and were recorded in change in fair value of Public Warrants in the accompanying consolidated statements of operations for Hertz Global.

Financial Instruments

The fair value of the Company's financial instruments as of December 31, 2023 and 2022 are disclosed in Note 11, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In response to management's determination that the supply of EVs in the Company's fleet exceeded customer demand, elevated EV damage and collision costs and a decline in residual values, the EV Disposal Group has been classified as held for sale as of December 31, 2023. The EV Disposal Group has been recorded at the lower of carrying value or fair value (as determined using level 2 inputs) less costs to sell. See Note 4, "Revenue Earning Vehicles," for additional information.

Note 13—Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) is as follows:

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses from Currency Translation Adjustments on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$(92)	$(183)	$(19)	$(294)
Other comprehensive income (loss) before reclassification	(6)	49	—	43
Amounts reclassified from accumulated other comprehensive income (loss)	3	—	—	3
Balance as of December 31, 2023	$(95)	$(134)	$(19)	$(248)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses from Currency Translation Adjustments on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(88)	$(107)	$(19)	$(214)
Other comprehensive income (loss) before reclassification	(10)	(76)	—	(86)
Amounts reclassified from accumulated other comprehensive income (loss)	6	—	—	6
Balance as of December 31, 2022	$(92)	$(183)	$(19)	$(294)

Note 14—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of December 31, 2023 and 2022, the Company's liability recorded for self-insured liabilities was $471 million and $472 million, of which $336 million and $326 million relates to liabilities incurred by the Company's Americas RAC operations, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is monitored quarterly based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the year ended December 31, 2023 or the period after December 31, 2023, but before the filing of this 2023 Annual Report.

Make-Whole and Post-Petition Interest Claims - On July 1, 2021, Wells Fargo Bank, N.A., in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes"), and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Unsecured Notes”), filed a complaint (the “Complaint”) against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this summary as “Defendants”). The filing of the Complaint initiated the adversary proceeding captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et al. in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 21-50995 (MFW). The Complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that they assert total approximately $272 million or, in the alternative, are entitled to payment of post-petition interest at a contractual rate that they assert totals approximately $125 million. The Complaint also asserts the right to pre-judgment interest from July 1, 2021, to the date of any judgment. On December 22, 2021, the Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the 2022 and 2024 Notes and (ii) post-petition interest at the contract rate. On November 9, 2022, the Bankruptcy Court ruled that the make-whole premium is the same as unmatured interest and is disallowed under the U.S. Bankruptcy Code, granting summary judgment in the Defendants’ favor. The Bankruptcy Court certified the matter directly to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) and, on January 25, 2023, the Third Circuit accepted Wells Fargo’s appeal. The Third Circuit held oral argument for this appeal on October 25, 2023 and the parties are awaiting the Third Circuit's decision. The Company cannot predict the ultimate outcome or timing of this litigation, however an adverse ruling by the Third Circuit, followed by an entry of judgement against Hertz by the Bankruptcy Court could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Claims Related to Alleged False Arrests - A group of claims involving allegations that the police detained or arrested individuals in error after the Company reported rental cars as stolen were previously advanced against the Company. These claims first arose from actions allegedly taken by the Company prior to its emergence from bankruptcy reorganization; some claims alleged post-emergence behavior by the Company. These claims have been the subject of press coverage and the Company has received government inquiries on the matter. The Company has policies to help ensure the proper treatment of its customers and to seek to protect itself against the theft of its services or assets, and has taken significant steps to modernize and update those policies. In December 2022, the Company entered into settlement agreements with 364 claimants in full and final resolutions of their claims for an aggregated amount of approximately $168 million (the "Settlement"), all of which amount was paid by the Company during December 2022. The Settlement resolved nearly all of the false arrest-related claims being advanced in the U.S. Bankruptcy Court for the District of Delaware, Adv. Pro. No. 20-11247 (MFW) and state court in Delaware (captioned Flannery, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-07-100 and Okoasia, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-09-531). Also as a result of the Settlements, state court matters pending in Pennsylvania, captioned Lovelace, et al. v. Hertz Global Holdings, Inc., et al., Case No. 220801729, and in Florida, captioned Lizasoain, et al. v. Hertz Global Holdings, Inc., et al., Case No. 2022-015316-CA-1, were dismissed with prejudice. The Company continues to vigorously defend itself and believes that the ultimate resolution of any remaining claims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Relatedly, in May 2022, the Company filed a complaint against several of its insurers seeking a determination of its rights under its commercial general liability, and directors and officers liability, insurance policies for these alleged claims in a declaratory judgment action pending in Delaware Superior Court, Hertz Global Holdings, Inc., et al. v. ACE American Insurance Co., et al., C.A. No. N22C-05-130 MMJ (CCLD). On June 30, 2023, Hertz entered into a confidential settlement with ACE American Insurance Company. The case is ongoing against the remaining insurers.

Share Repurchase Program Litigation - On May 11, 2023, Angelo Cascia, a purported stockholder of Hertz Global, filed a putative class and derivative lawsuit in the Delaware Court of Chancery against certain current directors of Hertz Global, Knighthead Capital Management, LLC, Certares Opportunities LLC, and CK Amarillo LP. The claims in the complaint relate to the Company’s share repurchase programs approved in November 2021 and June 2022. Among other allegations, the plaintiff claims Board members breached their fiduciary duties in approving these share repurchase programs, and that Knighthead, Certares, and CK Amarillo were unjustly enriched because they gained a majority stake in Hertz Global as a result of share repurchases. Defendants’ motion to dismiss the complaint was filed on July 24, 2023. Plaintiff filed an answering brief on December 15, 2023.

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

Note 16—Equity and Earnings (Loss) Per Common Share – Hertz Global

Equity of Hertz Global Holdings, Inc.

As of December 31, 2023 and 2022, there were 100,000,000 shares of preferred stock authorized, par value $0.01 per share, and 1,000,000,000 shares of Hertz Global common stock authorized, par value $0.01 per share.

Public Warrants

On the Effective Date, in accordance with the Plan of Reorganization, reorganized Hertz Global issued 89,049,029 Public Warrants. See Note 17, "Public Warrants - Hertz Global," for attributes of the Public Warrants, which are classified at fair value as a liability for financial reporting purposes under U.S. GAAP.

Share Repurchase Programs for Common Stock

In November 2021, Hertz Global's independent Audit Committee recommended, and its Board approved, the 2021 Share Repurchase Program, which was announced on November 29, 2021. In 2022, the Company completed the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2021 Share Repurchase Program by repurchasing 80,677,021 shares of Hertz Global's common stock during the first half of 2022 at an average share price of $19.74 for an aggregate purchase price of $1.6 billion. Under the completed 2021 Share Repurchase Program, a total of 97,783,047 shares of Hertz Global common stock were repurchased for an aggregate purchase price of $2.0 billion.

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board approved, the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. The 2022 Share Repurchase Program, announced on June 15, 2022, has no initial time limit, does not obligate Hertz Global to acquire any particular amount of common stock and can be discontinued at any time. As of December 31, 2023, approximately $874 million remains available under the 2022 Share Repurchase Program.

Between inception and December 31, 2022, a total of 47,303,009 shares of Hertz Global's common stock were repurchased in open-market transactions under the 2022 Share Repurchase Program at an average share price of $17.64 for an aggregate purchase price of $835 million. During the year ended December 31, 2023, a total of 19,381,160 shares of Hertz Global's common stock were repurchased in open-market transactions at an average share price of $15.01 for an aggregate purchase price of $291 million. Since inception of the 2022 Share Repurchase program a total of 66,684,169 shares of Hertz Global's common stock have been repurchased in open-market transactions at an average share price of $16.88 for an aggregate purchase price of $1.1 billion. There were no share repurchases after December 31, 2023 through the date of the filing of this 2023 Annual Report.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global consolidated balance sheets as of December 31, 2023 and 2022. Hertz Global funded the share repurchases with available cash and dividend distributions from Hertz.

Any future repurchases will be made at the discretion of Hertz Global's management through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws. There can be no assurance as to the timing or number of shares of any repurchases.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, including Public Warrants, computed using the treasury stock method, except when the effect would be anti-dilutive.

For the years ended December 31, 2023 and 2022, the diluted weighted-average shares outstanding included the dilutive impact of Public Warrants where the Company assumed share settlement of the Public Warrants as of the beginning of the reporting period. Additionally, the Company removes the change in fair value of Public Warrants when computing diluted earnings (loss) per common share, when the impact of Public Warrants is dilutive.

In connection with the repurchase of the Series A Preferred Stock by Hertz Global, the difference between the carrying value of the Series A Preferred Stock and the redemption value paid by Hertz Global was deemed a dividend to the holders of the Series A Preferred Stock. As dividends represent earnings that were not available to the holders of Hertz Global's common stock when computing basic and diluted earnings (loss) per common share, they are reflected as an adjustment to net income (loss) available to common stockholders when computing basic and diluted earnings (loss) per common share for Hertz Global for the year ended December 31, 2021.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Years Ended December 31,
(In millions, except per share data)(1)	2023	2022	2021
Numerator:
Net income (loss) attributable to Hertz Global	$616	$2,059	$366
Series A Preferred Stock deemed dividends(2)	—	—	(450)
Net income (loss) available to Hertz Global common stockholders, basic	616	2,059	(84)
Change in fair value of Public Warrants	(163)	(704)	—
Net income (loss) available to Hertz Global common stockholders, diluted	$452	$1,355	$(84)
Denominator:
Basic weighted-average common shares outstanding	313	379	315
Dilutive effect of stock options, RSUs and PSUs	1	1	—
Dilutive effect of Public Warrants	11	23	—
Diluted weighted-average common shares outstanding	326	403	315
Antidilutive Public Warrants	—	—	14
Antidilutive stock options, RSUs and PSUs	6	6	1
Total antidilutive	6	6	15
Earnings (loss) per common share:
Basic	$1.97	$5.43	$(0.27)
Diluted	$1.39	$3.36	$(0.27)
(1)    The table above is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands, and as a result, may not agree to the amounts shown in the table when calculated in millions.
(2)    Reflects the difference between the carrying value of the Series A Preferred Stock and the redemption value paid by Hertz Global, including certain fees.

Note 17—Public Warrants - Hertz Global

The Company accounts for its Public Warrants in accordance with the provisions of Topic 480, under which the Public Warrants meet the definition of a freestanding financial instrument. Although these are publicly traded warrants, they are classified as liabilities due to certain settlement provisions that are only applicable in the event of change of control (as defined by the Public Warrant Agreement). The Public Warrants are recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2023 and 2022. See Note 12, "Fair Value Measurements."

The Public Warrants entitle the holders to receive one share of reorganized Hertz Global common stock upon exercise. The Public Warrants have a 30-year term and are exercisable from the date of issuance until June 30, 2051, at which time any unexercised Public Warrants will expire, and the rights of the holders to purchase reorganized Hertz Global common stock will terminate. The exercise price of the Public Warrants is subject to adjustment from time to time upon any payment of cash dividends relating to reorganized Hertz Global's common stock and the occurrence of certain dilutive events as described in the Public Warrant Agreement. As of December 31, 2023, the exercise price remains $13.80.

During the years ended December 31, 2023 and 2022, 48,965 and 245,959 Public Warrants were exercised, of which 31,034 and 60,661 were cashless exercises and 17,931 and 185,298 were exercised for $13.80 per share, respectively. As of December 31, 2023, 82,737,554 Public Warrants remain outstanding.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 18—Segment Information

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

	Years Ended December 31,
(In millions)	2023	2022	2021
Revenues
Americas RAC	$7,722	$7,280	$6,215
International RAC	1,649	1,405	985
Total reportable segments	9,371	8,685	7,200
All other operations(1)	—	—	136
Total Hertz Global and Hertz	$9,371	$8,685	$7,336
Depreciation of revenue earning vehicles and lease charges, net
Americas RAC(2)	$1,775	$553	$343
International RAC	264	148	154
Total Hertz Global and Hertz	$2,039	$701	$497
Depreciation and amortization, non-vehicle assets
Americas RAC	$125	$114	$166
International RAC	11	13	16
Total reportable segments	136	127	182
All other operations(1)	—	—	2
Corporate	13	15	12
Total Hertz Global and Hertz	$149	$142	$196

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(In millions)	2023	2022	2021
Interest expense, net
Americas RAC	$434	$60	$198
International RAC	89	19	62
Total reportable segments	523	79	260
All other operations(1)	—	—	13
Corporate	270	249	196
Total Hertz Global and Hertz	$793	$328	$469
Adjusted EBITDA
Americas RAC	$585	$2,292	$2,173
International RAC	302	350	90
Total reportable segments	887	2,642	2,263
All other operations(1)	—	—	13
Corporate	(326)	(337)	(146)
Total Hertz Global and Hertz	$561	$2,305	$2,130

	As of December 31,
(In millions)	2023	2022
Revenue earning vehicles, net
Americas RAC(3)	$12,450	$10,813
International RAC	2,201	1,682
Total Hertz Global and Hertz	$14,651	$12,495
Property and equipment, net
Americas RAC	$501	$482
International RAC	73	64
Total reportable segments	574	546
Corporate	97	91
Total Hertz Global and Hertz	$671	$637
Total assets
Americas RAC	$19,252	$17,645
International RAC	4,245	3,638
Total reportable segments	23,497	21,283
Corporate	1,108	1,214
Total Hertz Global(4)	24,605	22,497
Corporate - Hertz	(1)	(1)
Total Hertz(4)	$24,604	$22,496
(1)    Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021.
(2)    For the year ended December 31, 2023, includes the write-down to carrying value of vehicles classified as held for sale, including the EV Disposal Group. See Note 4, "Revenue Earning Vehicles."
(3)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date, including the EV Disposal Group in 2023. See Note 4, "Revenue Earning Vehicles."
(4)    The consolidated total assets of Hertz Global and Hertz as of December 31, 2023 and 2022 include total assets of VIEs of $1.7 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(In millions)	2023	2022	2021
Revenue earning vehicles and non-vehicle capital assets
Americas RAC:
Expenditures	$(7,736)	$(9,352)	$(5,935)
Proceeds from disposals	4,376	5,768	2,137
Net expenditures - Hertz Global and Hertz	$(3,360)	$(3,584)	$(3,798)
International RAC:
Expenditures	$(1,921)	$(1,379)	$(1,123)
Proceeds from disposals	1,298	741	626
Net expenditures - Hertz Global and Hertz	$(623)	$(638)	$(497)
All other operations:(1)
Expenditures	$—	$—	$(155)
Proceeds from disposals	—	—	70
Net expenditures - Hertz Global and Hertz	$—	$—	$(85)
Corporate:
Expenditures	$(45)	$(15)	$(12)
Proceeds from disposals	5	1	1
Net expenditures - Hertz Global and Hertz	$(40)	$(14)	$(11)
(1)    Substantially comprised of the Company's Donlen business, which was sold on March 30, 2021.

The Company operates in the U.S. and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Years Ended December 31,
(In millions)	2023	2022	2021
Revenues
U.S.	$7,392	$6,985	$6,186
International	1,979	1,700	1,150
Total Hertz Global and Hertz	$9,371	$8,685	$7,336

	As of December 31,
(In millions)	2023	2022
Revenue earning vehicles, net
U.S.(1)	$11,980	$10,427
International	2,671	2,068
Total Hertz Global and Hertz	$14,651	$12,495
Property and equipment, net
U.S.	$577	$558
International	94	79
Total Hertz Global and Hertz	$671	$637

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2023	2022
Total assets
U.S.	$19,550	$18,149
International	5,055	4,348
Total Hertz Global	24,605	22,497
U.S. - Hertz	(1)	(1)
Total Hertz	$24,604	$22,496
(1)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date, including the EV Disposal Group in 2023. See Note 4, "Revenue Earning Vehicles."

Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:
Hertz Global

	Years Ended December 31,
(In millions)	2023	2022	2021
Adjusted EBITDA:
Americas RAC	$585	$2,292	$2,173
International RAC	302	350	90
Total reportable segments	887	2,642	2,263
All other operations(1)	—	—	13
Corporate(2)	(326)	(337)	(146)
Total Hertz Global	561	2,305	2,130
Adjustments:
Non-vehicle depreciation and amortization	(149)	(142)	(196)
Non-vehicle debt interest, net(3)	(238)	(169)	(185)
Vehicle debt-related charges(4)	(42)	(35)	(72)
Restructuring and restructuring related charges(5)	(17)	(45)	(76)
Reorganization items, net(6)	—	—	(677)
Pre-reorganization charges and non-debtor financing charges(7)	—	—	(42)
Gain from the Donlen Sale(8)	—	—	400
Change in fair value of Public Warrants(9)	163	704	(627)
Unrealized gains (losses) on financial instruments(10)	(117)	111	4
Gain on sale of non-vehicle capital assets(11)	162	—	—
Litigation settlements(12)	—	(168)	—
Other items(13)	(37)	(112)	24
Income (loss) before income taxes	$286	$2,449	$683

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Hertz

	Years Ended December 31,
(In millions)	2023	2022	2021
Adjusted EBITDA:
Americas RAC	$585	$2,292	$2,173
International RAC	302	350	90
Total reportable segments	887	2,642	2,263
All other operations(1)	—	—	13
Corporate(2)	(326)	(337)	(146)
Total Hertz	561	2,305	2,130
Adjustments:
Non-vehicle depreciation and amortization	(149)	(142)	(196)
Non-vehicle debt interest, net(3)	(238)	(169)	(185)
Vehicle debt-related charges(4)	(42)	(35)	(72)
Restructuring and restructuring related charges(5)	(17)	(45)	(76)
Reorganization items, net(6)	—	—	(513)
Pre-reorganization charges and non-debtor financing charges(7)	—	—	(42)
Gain from the Donlen Sale(8)	—	—	400
Unrealized gains (losses) on financial instruments(10)	(117)	111	4
Gain on sale of non-vehicle capital assets(11)	162	—	—
Litigation settlements(12)	—	(168)	—
Other items(13)	(37)	(112)	24
Income (loss) before income taxes	$123	$1,745	$1,474
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
(6)Represents charges incurred associated with the filing of and the emergence from the Chapter 11 Cases, as disclosed in Note 19, "Reorganization Items, Net."
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
(10)Represents unrealized gains (losses) on derivative financial instruments. See Note 11, "Financial Instruments."
(11)Represents gain on sale of certain non-vehicle capital assets sold in March 2023. See Note 3, "Divestitures."
(12)Represents payments made for the settlement of certain claims related to alleged false arrests. See Note 14, "Contingencies and Off-Balance Sheet Commitments."
(13)Represents miscellaneous items. For 2023, primarily includes certain IT-related costs, charges for certain storm-related vehicle damages and certain professional fees and charges related to the settlement of bankruptcy claims, partially offset by a loss recovery settlement. For 2022, primarily includes certain bankruptcy claims, certain professional fees and charges related to the settlement of bankruptcy claims and certain non-cash stock-based compensation charges. For 2021, primarily includes $100 million associated with the suspension of depreciation during the first quarter for the Donlen business while classified as held for sale, partially offset by $17 million for certain professional fees, $14 million of charges related to the settlement of bankruptcy claims, charges for a multiemployer pension plan withdrawal liability and letter of credit fees.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 19—Reorganization Items, Net

The Debtors incurred incremental costs as a result of the Chapter 11 Cases and settlement of liabilities under the Plan of Reorganization which were recorded as reorganization items, net in the accompanying consolidated statements of operations for the year ended December 31, 2021.

The following tables summarize reorganization items, net:
Hertz Global

Year Ended December 31,
(In millions)	2021
Professional fees and other bankruptcy related costs	$257
Loss on extinguishment of debt(1)	191
Backstop fee	164
Breakup fee(2)	77
Contract settlements	25
Cancellation of share-based compensation grants	(10)
Net gain on settlement of liabilities subject to compromise	(22)
Other, net	(5)
Reorganization items, net	$677

Hertz

Year Ended December 31,
(In millions)	2021
Professional fees and other bankruptcy related costs	$257
Loss on extinguishment of debt(1)	191
Breakup fee(2)	77
Contract settlements	25
Cancellation of share-based compensation grants	(10)
Net gain on settlement of liabilities subject to compromise	(22)
Other, net	(5)
Reorganization items, net	$513
(1)    Includes loss on extinguishment of debt resulting from the implementation of the Plan of Reorganization on the Effective Date. Primarily composed of write-offs of unamortized deferred loan origination costs and early termination fees associated with terminated debt agreements. See Note 6, "Debt," for further information.
(2)    Breakup fee paid to prior plan sponsors and certain of their respective affiliates and holders of certain notes upon emergence from Chapter 11 in accordance with an equity purchase and commitment agreement entered into in April 2021, which was subsequently terminated.

Cash payments during the year ended December 31, 2021 totaled $485 million. As of December 31, 2021, $25 million was recorded in accounts payable in the accompanying consolidated balance sheet, which was paid through the claim settlement process during the first half of 2022.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS
(In millions, except par value and share data)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$—	$—
Restricted cash and cash equivalents	—	—
Total cash and cash equivalents and restricted cash and cash equivalents	—	—
Non-vehicle receivables, net of allowance	—	—
Prepaid expenses and other assets	1	1
Investments in subsidiaries, net	3,543	3,279
Deferred income taxes, net	3	3
Total assets	$3,547	$3,283
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities	$—	$21
Accrued taxes, net	2
Public Warrants	453	617
Total liabilities	455	638
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 479,990,286 and 478,914,062 shares issued, respectively, and 305,178,242 and 323,483,178 shares outstanding, respectively	5	5
Additional paid-in capital	6,405	6,326
Retained earnings (Accumulated deficit)	360	(256)
Accumulated other comprehensive income (loss)	(248)	(294)
Equity before treasury stock	6,522	5,781
Treasury stock, at cost, 174,812,044 and 155,430,884 common shares as of December 31, 2023 and 2022, respectively	(3,430)	(3,136)
Total stockholders' equity	3,092	2,645
Total liabilities and stockholders' equity	$3,547	$3,283

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2023	2022	2021
Revenues	$—	$—	$—
Expenses:
Reorganization items, net	—	—	164
Change in fair value of Public Warrants	(163)	(704)	627
Total expenses	(163)	(704)	791
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	163	704	(791)
Income tax (provision) benefit	1	—	—
Equity in earnings (losses) of subsidiaries, net of tax	452	1,355	1,157
Net income (loss)	616	2,059	366
Series A Preferred Stock deemed dividends	—	—	(450)
Net income (loss) available to Hertz Holdings common stockholders	$616	$2,059	$(84)

The accompanying notes are an integral part of these financial statements.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$616	$2,059	$366
Total other comprehensive income (loss)	46	(80)	(2)
Total comprehensive income (loss)	$662	$1,979	$364

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$3	$—	$—
Cash flows from financing activities:
Proceeds from Plan Sponsors	—	—	2,781
Proceeds from 2021 Rights Offering, net	—	—	1,639
Contributions to Hertz	—	—	(5,642)
Proceeds from exercises of Public Warrants	—	3	77
Proceeds from issuance of preferred stock, net	—	—	1,433
Distributions to common stockholders	—	—	(239)
Share repurchases	(315)	(2,461)	(654)
Repurchase of preferred stock	—	—	(1,883)
Dividends from Hertz	321	2,477	2,470
Other	(9)	(20)	(9)
Net cash provided by (used in) financing activities	(3)	(1)	(27)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	—	(1)	(27)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	—	1	28
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$1

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

These condensed parent company financial statements reflect the activity of Hertz Holdings as the parent company to Hertz and have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Hertz exceed 25% of the consolidated net assets of Hertz Holdings. This information should be read in conjunction with the consolidated financial statements of Hertz Global included in this 2023 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Note 2—Dividends

In 2023 and 2022, $321 million and $2.5 billion in cash dividends were paid by Hertz to Hertz Holdings to fund common stock repurchases, respectively. In 2021, $2.5 billion in cash dividends were paid by Hertz to Hertz Holdings to fund preferred stock and common stock share repurchases. Additionally, in December 2021, a $65 million tax-related liability for a loan due from Hertz to Hertz Holdings was settled via a non-cash distribution. There were no non-cash dividends paid by Hertz in 2023, 2022 or 2021.

Note 3—Share Repurchases

For a discussion of the share repurchase programs of Hertz Holdings, refer to Note 16, "Equity and Earnings (Loss) Per Common Share – Hertz Global" to the Notes to its consolidated financial statements in this 2023 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data." In 2023 and 2022, Hertz Holdings repurchased 19,381,160 shares and 127,980,030 shares, for $291 million and, $2.4 billion, respectively. There were no share repurchases after December 31, 2023 through the filing of this 2023 Annual Report. These amounts are included in treasury stock in the accompanying parent-only balance sheets of Hertz Holdings as of December 31, 2023 and 2022.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(In millions)

	Balance at Beginning of Period	Additions
		Charged to Expense	Translation Adjustments	Deductions		Balance at End of Period
Receivables allowances:
Year ended December 31, 2023	$45	$93	$—	$(91)	(1)	$47
Year ended December 31, 2022	50	57	—	(62)	(1)	45
Year ended December 31, 2021	46	125	—	(121)	(1)	50

Tax valuation allowances:
Year ended December 31, 2023	$511	$22	$10	$(238)	(2)	$305
Year ended December 31, 2022	690	—	(33)	(146)	(2)	511
Year ended December 31, 2021	651	78	(39)	—		690
(1)    Amounts written off, net of recoveries.
(2)    Activity represents the release of a valuation allowance.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

HERTZ GLOBAL HOLDINGS, INC.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this 2023 Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in this 2023 Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
this 2023 Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by COSO in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in this 2023 Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) entered into any (i) contract or written plan for the purchase or sale of securities of Hertz Global intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Hertz Global

The information required by Item 10 with respect to Hertz Global, other than the executive officers of Hertz Global, which information is contained in Part 1 of this 2023 Annual Report, is incorporated by reference to the definitive proxy statement relating to the Annual Meeting of Stockholders of Hertz Global. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this 2023 Annual Report.

Hertz

As disclosed in the Explanatory Note to this 2023 Annual Report, Hertz Global indirectly owns 100% of the common stock of Hertz. As a wholly-owned subsidiary, Hertz is not a listed company, is managed together with Hertz Global and is subject to Hertz Global’s policies and procedures.

Directors and Executive Officers of Hertz

The Board of Hertz is comprised of Stephen M. Scherr, Alexandra Brooks and Justin Keppy, each an executive officer of Hertz Global. The common stock of Hertz is not listed on any national securities exchange and, therefore, is not required to have independent directors on its board, nor is it required to have any committees of its board, including an audit committee, compensation committee, or nominating and governance committee.

The executive officers of Hertz are the same individuals as the executive officers of Hertz Global.

Information about the individuals serving as members of the Board and as executive officers of Hertz can be found in Part I of this 2023 Annual Report under “Executive Officers of the Registrant.”

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

Audit Committee Financial Expert

As disclosed above, Hertz is not required to have an audit committee of its Board. The full Board of Hertz fulfills the duties of an audit committee. Although the Hertz Board has not designated any of its members as an audit committee financial expert, Ms. Brooks, who serves as Hertz Global’s Executive Vice President and Chief Financial Officer, is a member of the Board of Hertz and meets the requirements under SEC rules and regulations for an “audit committee financial expert.”

ITEM 11. EXECUTIVE COMPENSATION

Hertz Global

The information required by Item 11 with respect to Hertz Global is incorporated by reference to the definitive proxy statement referenced above in Item 10.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 11. EXECUTIVE COMPENSATION (Continued)
Hertz

The executive officers of Hertz are also the executive officers of Hertz Global and do not receive any compensation in addition to their compensation as executive officers of Hertz Global. Additionally, as noted above, the Board of Hertz is not required to have, and does not have, a compensation committee.

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

Hertz

See Note 15, "Related Party Transactions," to the Notes to the Company's consolidated financial statements in this 2023 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data" for information related to certain relationships and transactions that existed or that Hertz has entered into with related persons in 2023.

See Item 10. Directors, Executive Officers and Corporate Governance, for information required by Item 407(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and services performed by Ernst & Young LLP, Hertz Global and Hertz's principal accounting firm during fiscal years 2023 and 2022, were as follows:

(In millions)	2023	2022
Audit fees(1)	$12	$10
Audit-related fees(2)	2	1
Tax fees	—	—
All other fees	—	—
Total	$14	$11
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES (continued)

Audit Committee Pre-Approval Policies and Procedures

The Hertz Global Audit Committee charter requires the Audit Committee to pre-approve all audit and permitted non-audit services to be performed by our independent registered public accounting firm, and the Audit Committee annually adopts a pre-approval policy setting forth the types of services and amounts subject to pre-approval for the fiscal year. The Audit Committee is also permitted to delegate pre-approval authority to the Chair of the Audit Committee, who must then provide a report to the full Audit Committee at its next scheduled meeting. All audit and non-audit fees were pre-approved by the Audit Committee in 2023.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2023 Annual Report:

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
Second Modified Third Amended Chapter 11 Plan of Reorganization of The Hertz Corporation and Its Debtor Affiliates, dated as of June 10, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 16, 2021).

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

4.5	Hertz Holdings Hertz
Amended and Restated Series 2021-1 Supplement, dated as of October 20, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

4.6	Hertz Holdings Hertz
Amended and Restated Series 2021-2 Supplement, dated as of October 20, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

4.7	Hertz Holdings Hertz
Amended and Restated Series 2022-1 Supplement, dated as of October 20, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

4.8	Hertz Holdings Hertz
Amended and Restated Series 2022-2 Supplement, dated as of October 20, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

4.9	Hertz Holdings Hertz
Amended and Restated Series 2022-3 Supplement, dated as of October 20, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

4.10	Hertz Holdings Hertz
Amended and Restated Series 2022-4 Supplement, dated as of October 20, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

4.11	Hertz Holdings Hertz
Amended and Restated Series 2022-5 Supplement, dated as of October 20, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

4.12	Hertz Holdings Hertz
Series 2023-1 Supplement, dated as of March 2, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 2, 2023).

4.13	Hertz Global Holdings
Series 2023-2 Supplement, dated as of March 2, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 2, 2023).

4.14	Hertz Holdings Hertz
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

4.16.1	Hertz Holdings Hertz
Amendment No. 1 dated June 27, 2022 to Master Motor Vehicle Operating Lease and Servicing Agreement dated as of June 29, 2021, among Hertz Vehicle Financing III LLC, as lessor, The Hertz Corporation,, as a lessee, servicer and guarantor, DTG Operations, Inc. as lessee, and those permitted lessees from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).

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
Amended and Restated Issuer Facility Agreement, as amended and restated on September 22, 2023, by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on September 26, 2023).

4.18.1	Hertz Holdings Hertz
Amended and Restated Performance Guarantee and Indemnity Deed, dated as of December 20, 2022, by and among The Hertz Corporation, Stuurgroep Fleet (Netherlands) B.V., RAC Finance S.A.S., Hertz Fleet Limited, Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on December 22, 2022).

4.18.2	Hertz Holdings Hertz
Amended and Restated Dutch Master Lease and Servicing Agreement, amended and restated on September 22, 2023, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Automobielen Nederland B.V., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on October 26, 2023).

4.18.3	Hertz Holdings Hertz
Amended and Restated French Master Lease and Servicing Agreement, amended and restated on September 22, 2023, by and among RAC Finance SAS., Hertz France SAS., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on October 26, 2023).

4.18.4	Hertz Holdings Hertz
Amended and Restated German Master Lease and Servicing Agreement, amended and restated on September 22, 2023, by and among Hertz Fleet Limited, Hertz Autovermietung GMBH, those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on October 26, 2023).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.18.5	Hertz Holdings Hertz
Italian Master Lease Agreement dated as of December 20, 2022, by and among IFM SPV S.R.L., Hertz Italiana S.R.L., those Permitted Lessees from time to time becoming Lessees thereunder, Hertz Fleet Italiana S.R.L., International Fleet Financing No. 2 B.V., and Banca Finanziaria Internationazionale S.P.A. (incorporated by reference to Exhibit 4.14.5 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 7, 2023).

4.18.6	Hertz Holdings Hertz
Amended and Restated Spanish Master Lease and Servicing Agreement, amended and restated on September 22, 2023, by and among Stuurgroep Fleet (Netherlands) B.V., Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, Hertz de Espana, S.L.U., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited.* (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on October 26, 2023).

4.18.7	Hertz Holdings Hertz
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
Stock and Asset Purchase Agreement by and between Hertz Global Holdings, Inc., Donlen Corporation, certain subsidiaries of Donlen Corporation and Freedom Acquirer LLC, dated November 25, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 30, 2020).

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
Amendment to Registration Rights Agreement dated as of October 26, 2021 by and among Hertz Global Holdings, Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on October 27, 2021).

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
Amendment No. 1 dated August 3, 2021 to Credit Agreement dated June 30, 2021, by and among The Hertz Corporation and the Subsidiary Borrowers party thereto as borrowers, the Several Lenders and Issuing Lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 27, 2022).

10.6.2	Hertz Holdings Hertz
Amendment No. 2 dated November 23, 2021 to Credit Agreement dated June 30, 2021, by and among The Hertz Corporation and the Subsidiary Borrowers party thereto as borrowers, the Several Lenders and Issuing Lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 27, 2022).

10.6.3	Hertz Holdings Hertz
Amendment No. 3 dated March 31, 2022 to Credit Agreement dated June 30, 2021, by and among The Hertz Corporation and the Subsidiary Borrowers party thereto as borrowers, the Several Lenders and Issuing Lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 1, 2022).

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
Amendment No. 5 dated June 23, 2022 to Credit Agreement dated June 30, 2021, by and among The Hertz Corporation and the Subsidiary Borrowers party thereto as borrowers, the Several Lenders and Issuing Lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 27, 2022).

10.6.6	Hertz Holdings Hertz
Amendment No. 6 dated May 3, 2023 to Credit Agreement dated June 30, 2021, by and among The Hertz Corporation and the Subsidiary Borrowers party thereto as borrowers, the Several Lenders and Issuing Lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 27, 2023).

10.6.7	Hertz Holdings Hertz
Amendment No. 7 dated November 17, 2023 to Credit Agreement dated June 30, 2021, by and among The Hertz Corporation and the Subsidiary Borrowers party thereto as borrowers, the Several Lenders and Issuing Lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 17, 2023).

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

10.10	Hertz Holdings Hertz	Hertz Global Holdings, Inc. Amended and Restated Directors' Compensation Policy dated February 15, 2023.†*
10.11	Hertz Holdings Hertz
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
Form of Restricted Stock Unit Agreement (2022) under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).†

10.15	Hertz Holdings Hertz
Form of Performance Stock Unit Agreement (2022) under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).†

10.16	Hertz Holdings Hertz
Form of Executive Sign-On Performance Stock Unit Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).†

10.17	Hertz Holdings Hertz	2021 Hertz Global Holdings, Inc. Severance Plan for Senior Executives, amended and restated as of December 11, 2023.†*
10.18	Hertz Holdings Hertz
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

10.22	Hertz Holdings Hertz
Offer Letter between Colleen Batcheler and Hertz Global Holdings, Inc. dated April 4, 2022 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 7, 2023).†

10.23	Hertz Holdings Hertz
Offer Letter between Eric Leef and Hertz Global Holdings, Inc. dated September 2, 2020 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 7, 2023).†

10.24	Hertz Holdings Hertz
Offer Letter between Alexandra Brooks and Hertz Global Holdings, Inc. dated July 25, 2023 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on October 26, 2023).†

10.25	Hertz Holdings Hertz	Offer Letter between Justin Keppy and Hertz Global Holdings, Inc. dated October 24, 2023.†*
21.1	Hertz Holdings Hertz	The List of Subsidiaries of Hertz Global Holdings, Inc. and The Hertz Corporation.*
23.1	Hertz Holdings	Consent of Independent Registered Public Accounting Firm.*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
97.1	Hertz Holdings Hertz	Hertz Global Holdings, Inc. Covered Officer Compensation Clawback Policy effective as of October 2, 2023.*
101.INS	Hertz Holdings Hertz	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document.*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).*
______________________________________________________________________________
† Indicates management contract or compensatory plan or arrangement.
* Filed herewith
**Furnished herewith

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lee County, Florida on the 12th day of February, 2024.

HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)

By:	/s/ ALEXANDRA BROOKS
Name:	Alexandra Brooks
Title:	Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 12, 2024:

Signature	Title

/s/ STEPHEN SCHERR	Chief Executive Officer of the Registrants and Director of the Registrants (Principal Executive Officer)
Stephen Scherr

/s/ ALEXANDRA BROOKS	Executive Vice President and Chief Financial Officer of the Registrants and Director of The Hertz Corporation (Principal Financial Officer and Principal Accounting Officer)
Alexandra Brooks

/s/ FRAN BERMANZOHN	Director of Hertz Global Holdings, Inc.
Fran Bermanzohn

/s/ COLIN FARMER	Director of Hertz Global Holdings, Inc.
Colin Farmer

/s/ JENNIFER FEIKIN	Director of Hertz Global Holdings, Inc.
Jennifer Feikin

/s/ MARK FIELDS	Director of Hertz Global Holdings, Inc.
Mark Fields

/s/ VINCENT J. INTRIERI	Director of Hertz Global Holdings, Inc.
Vincent J. Intrieri

Director of The Hertz Corporation
Justin Keppy

/s/ MICHAEL GREGORY O'HARA	Director of Hertz Global Holdings, Inc.
Michael Gregory O'Hara

/s/ ANDREW SHANNAHAN	Director of Hertz Global Holdings, Inc.
Andrew Shannahan

/s/ EVANGELINE VOUGESSIS	Director of Hertz Global Holdings, Inc.
Evangeline Vougessis

/s/ THOMAS WAGNER	Director of Hertz Global Holdings, Inc.
Thomas Wagner