Form 10-Q
period 2024-03-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2024-04-25
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address, Zip Code and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC.				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	The Nasdaq Stock Market LLC
Hertz Global Holdings, Inc.	Warrants to purchase common stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.80 per share, subject to adjustment	HTZWW	The Nasdaq Stock Market LLC
The Hertz Corporation	None		None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Hertz Global Holdings, Inc.    Yes ☒ No ☐
The Hertz Corporation1    Yes ☐ No ☒
1As a voluntary filer, The Hertz Corporation is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Hertz Corporation has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it was subject to such filing requirements.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	April 18, 2024
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	305,812,590
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
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
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$465	$764
Restricted cash and cash equivalents:
Vehicle	193	152
Non-vehicle	287	290
Total restricted cash and cash equivalents	480	442
Total cash and cash equivalents and restricted cash and cash equivalents	945	1,206
Receivables:
Vehicle	238	211
Non-vehicle, net of allowance of $49 and $47, respectively	975	980
Total receivables, net	1,213	1,191
Prepaid expenses and other assets	751	726
Revenue earning vehicles:
Vehicles	17,052	16,806
Less: accumulated depreciation	(2,435)	(2,155)
Total revenue earning vehicles, net	14,617	14,651
Property and equipment, net	667	671
Operating lease right-of-use assets	2,211	2,253
Intangible assets, net	2,862	2,863
Goodwill	1,044	1,044
Total assets(1)	$24,310	$24,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$632	$191
Non-vehicle	502	510
Total accounts payable	1,134	701
Accrued liabilities	883	860
Accrued taxes, net	177	157
Debt:
Vehicle	11,846	12,242
Non-vehicle	3,898	3,449
Total debt	15,744	15,691
Public Warrants	367	453
Operating lease liabilities	2,100	2,142
Self-insured liabilities	473	471
Deferred income taxes, net	620	1,038
Total liabilities(1)	21,498	21,513
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 480,430,082 and 479,990,286 shares issued, respectively, and 305,618,038 and 305,178,242 shares outstanding, respectively	5	5
Treasury stock, at cost, 174,812,044 and 174,812,044 common shares, respectively	(3,430)	(3,430)
Additional paid-in capital	6,351	6,405
Retained earnings (Accumulated deficit)	174	360
Accumulated other comprehensive income (loss)	(288)	(248)
Total stockholders' equity	2,812	3,092
Total liabilities and stockholders' equity	$24,310	$24,605
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of March 31, 2024 and December 31, 2023 include total assets of variable interest entities (“VIEs”) of $1.4 billion and $1.7 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of March 31, 2024 and December 31, 2023 include total liabilities of VIEs of $1.4 billion and $1.7 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$2,080	$2,047
Expenses:
Direct vehicle and operating	1,366	1,221
Depreciation of revenue earning vehicles and lease charges, net	969	381
Non-vehicle depreciation and amortization	32	35
Selling, general and administrative	162	221
Interest expense, net:
Vehicle	141	111
Non-vehicle	75	51
Interest expense, net	216	162
Other (income) expense, net	2	9
(Gain) on sale of non-vehicle capital assets	—	(162)
Change in fair value of Public Warrants	(86)	118
Total expenses	2,661	1,985
Income (loss) before income taxes	(581)	62
Income tax (provision) benefit	395	134
Net income (loss)	$(186)	$196

Weighted-average common shares outstanding:
Basic	305	321
Diluted	305	323
Earnings (loss) per common share:
Basic	$(0.61)	$0.61
Diluted	$(0.61)	$0.61

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(186)	$196
Other comprehensive income (loss):
Foreign currency translation adjustments	(40)	14
Total other comprehensive income (loss)	(40)	14
Total comprehensive income (loss)	$(226)	$210
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2022	—	$—	323	$5	$6,326	$(256)	$(294)	155	$(3,136)	$2,645
Net income (loss)	—	—	—	—	—	196	—	—	—	196
Other comprehensive income (loss)	—	—	—	—	—	—	14	—	—	14
Net settlement on vesting of restricted stock	—	—	—	—	(1)	—	—	—	—	(1)
Stock-based compensation charges	—	—	—	—	21	—	—	—	—	21
Share repurchases	—	—	(5)	—	—	—	—	6	(101)	(101)
March 31, 2023	—	—	318	5	6,346	(60)	(280)	161	(3,237)	2,774

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2023	—	$—	305	$5	$6,405	$360	$(248)	175	$(3,430)	$3,092
Net income (loss)	—	—	—	—	—	(186)	—	—	—	(186)
Other comprehensive income (loss)	—	—	—	—	—	—	(40)	—	—	(40)
Net settlement on vesting of restricted stock	—	—	1	—	(2)	—	—	—	—	(2)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
Stock-based compensation forfeitures(1)	—	—	—	—	(68)	—	—	—	—	(68)
March 31, 2024	—	—	306	5	6,351	174	(288)	175	(3,430)	2,812
(1)    Represents former chief executive officer ("CEO") awards forfeited in March 2024. See also Note 9, "Stock-Based Compensation."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(186)	$196
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	1,070	466
Depreciation and amortization, non-vehicle	32	35
Amortization of deferred financing costs and debt discount (premium)	18	14
Stock-based compensation charges	16	21
Stock-based compensation forfeitures	(68)	—
Provision for receivables allowance	31	20
Deferred income taxes, net	(414)	(135)
(Gain) loss on sale of non-vehicle capital assets	1	(162)
Change in fair value of Public Warrants	(86)	118
Changes in financial instruments	6	108
Other	(10)	—
Changes in assets and liabilities:
Non-vehicle receivables	(36)	(50)
Prepaid expenses and other assets	(56)	(48)
Operating lease right-of-use assets	100	78
Non-vehicle accounts payable	(4)	(27)
Accrued liabilities	31	29
Accrued taxes, net	21	1
Operating lease liabilities	(100)	(84)
Self-insured liabilities	4	(18)
Net cash provided by (used in) operating activities	370	562
Cash flows from investing activities:
Revenue earning vehicles expenditures	(1,904)	(2,824)
Proceeds from disposal of revenue earning vehicles	1,233	1,206
Non-vehicle capital asset expenditures	(33)	(45)
Proceeds from disposal of non-vehicle capital assets	3	175
Return of (investment in) equity investments	(2)	—
Net cash provided by (used in) investing activities	(703)	(1,488)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	534	2,061
Repayments of vehicle debt	(892)	(1,190)
Proceeds from issuance of non-vehicle debt	935	425
Repayments of non-vehicle debt	(490)	(430)
Payment of financing costs	—	(8)
Share repurchases	—	(118)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2024	2023
Other	(2)	(1)
Net cash provided by (used in) financing activities	85	739
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(13)	11
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(261)	(176)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,206	1,418
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$945	$1,242

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$121	$96
Non-vehicle	58	36
Income taxes, net of refunds	12	11
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$550	$148
Sales of revenue earning vehicles included in vehicle receivables	156	117
Purchases of non-vehicle capital assets included in accounts payable	16	—
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	13	12
Accrual for purchases of treasury shares	—	4

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$465	$764
Restricted cash and cash equivalents:
Vehicle	193	152
Non-vehicle	287	290
Total restricted cash and cash equivalents	480	442
Total cash and cash equivalents and restricted cash and cash equivalents	945	1,206
Receivables:
Vehicle	238	211
Non-vehicle, net of allowance of $49 and $47, respectively	975	980
Total receivables, net	1,213	1,191
Prepaid expenses and other assets	750	725
Revenue earning vehicles:
Vehicles	17,052	16,806
Less: accumulated depreciation	(2,435)	(2,155)
Total revenue earning vehicles, net	14,617	14,651
Property and equipment, net	667	671
Operating lease right-of-use assets	2,211	2,253
Intangible assets, net	2,862	2,863
Goodwill	1,044	1,044
Total assets(1)	$24,309	$24,604
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$632	$191
Non-vehicle	502	510
Total accounts payable	1,134	701
Accrued liabilities	884	860
Accrued taxes, net	174	155
Debt:
Vehicle	11,846	12,242
Non-vehicle	3,898	3,449
Total debt	15,744	15,691
Operating lease liabilities	2,100	2,142
Self-insured liabilities	473	471
Deferred income taxes, net	623	1,041
Total liabilities(1)	21,132	21,061
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,556	4,610
Retained earnings (Accumulated deficit)	(1,091)	(819)
Accumulated other comprehensive income (loss)	(288)	(248)
Total stockholder's equity	3,177	3,543
Total liabilities and stockholder's equity	$24,309	$24,604
(1)    The Hertz Corporation's consolidated total assets as of March 31, 2024 and December 31, 2023 include total assets of VIEs of $1.4 billion and $1.7 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of March 31, 2024 and December 31, 2023 include total liabilities of VIEs of $1.4 billion and $1.7 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended March 31,
	2024	2023
Revenues	$2,080	$2,047
Expenses:
Direct vehicle and operating	1,366	1,221
Depreciation of revenue earning vehicles and lease charges, net	969	381
Non-vehicle depreciation and amortization	32	35
Selling, general and administrative	162	221
Interest expense, net:
Vehicle	141	111
Non-vehicle	75	51
Interest expense, net	216	162
Other (income) expense, net	2	9
(Gain) on sale of non-vehicle capital assets	—	(162)
Total expenses	2,747	1,867
Income (loss) before income taxes	(667)	180
Income tax (provision) benefit	395	134
Net income (loss)	$(272)	$314

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(272)	$314
Other comprehensive income (loss):
Foreign currency translation adjustments	(40)	14
Total other comprehensive income (loss)	(40)	14
Total comprehensive income (loss)	$(312)	$328

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance as of:
December 31, 2022	100	$—	$4,844	$(1,271)	$(294)	$3,279
Net income (loss)	—	—	—	314	—	314
Other comprehensive income (loss)	—	—	—	—	14	14
Stock-based compensation charges	—	—	21	—	—	21
Dividends paid to Hertz Holdings	—	—	(118)	—	—	(118)
March 31, 2023	100	—	4,747	(957)	(280)	3,510

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance as of:
December 31, 2023	100	$—	$4,610	$(819)	$(248)	$3,543
Net income (loss)	—	—	—	(272)	—	(272)
Other comprehensive income (loss)	—	—	—	—	(40)	(40)
Stock-based compensation charges	—	—	16	—	—	16
Stock-based compensation forfeitures(1)	—	—	(68)	—	—	(68)
Dividends paid to Hertz Holdings	—	—	(2)	—	—	(2)
March 31, 2024	100	—	4,556	(1,091)	(288)	3,177
(1)    Represents former CEO awards forfeited in March 2024. See also Note 9, "Stock-Based Compensation."

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(272)	$314
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	1,070	466
Depreciation and amortization, non-vehicle	32	35
Amortization of deferred financing costs and debt discount (premium)	18	14
Stock-based compensation charges	16	21
Stock-based compensation forfeitures	(68)	—
Provision for receivables allowance	31	20
Deferred income taxes, net	(414)	(135)
(Gain) loss on sale of non-vehicle capital assets	1	(162)
Changes in financial instruments	6	108
Other	(10)	(1)
Changes in assets and liabilities:
Non-vehicle receivables	(36)	(49)
Prepaid expenses and other assets	(56)	(48)
Operating lease right-of-use assets	100	78
Non-vehicle accounts payable	(4)	(27)
Accrued liabilities	31	29
Accrued taxes, net	21	—
Operating lease liabilities	(100)	(84)
Self-insured liabilities	4	(18)
Net cash provided by (used in) operating activities	370	561
Cash flows from investing activities:
Revenue earning vehicles expenditures	(1,904)	(2,824)
Proceeds from disposal of revenue earning vehicles	1,233	1,206
Non-vehicle capital asset expenditures	(33)	(45)
Proceeds from disposal of non-vehicle capital assets	3	175
Return of (investment in) equity investments	(2)	—
Net cash provided by (used in) investing activities	(703)	(1,488)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	534	2,061
Repayments of vehicle debt	(892)	(1,190)
Proceeds from issuance of non-vehicle debt	935	425
Repayments of non-vehicle debt	(490)	(430)
Payment of financing costs	—	(8)
Dividends paid to Hertz Holdings	(2)	(118)
Net cash provided by (used in) financing activities	85	740

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2024	2023
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(13)	11
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(261)	(176)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,206	1,418
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$945	$1,242

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$121	$96
Non-vehicle	58	36
Income taxes, net of refunds	12	11
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$550	$148
Sales of revenue earning vehicles included in vehicle receivables	156	117
Purchases of non-vehicle capital assets included in accounts payable	16	—
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	13	12

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

Hertz operates its vehicle rental business globally primarily through the Hertz, Dollar and Thrifty brands from company-operated and franchisee locations in the United States ("U.S."), Europe, Africa, Asia, Australia, Canada, the Caribbean, Latin America, the Middle East and New Zealand. The Company also sells vehicles through Hertz Car Sales.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q ("Quarterly Report") combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2024 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes and, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

The December 31, 2023 unaudited condensed consolidated balance sheet data is derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on February 12, 2024.

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

Recently Issued Accounting Pronouncements

Not yet adopted

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board ("FASB") issued guidance that modifies segment reporting disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024 using a retrospective transition method. Early adoption is permitted. The Company is in the process of determining the timing of adoption and assessing the overall impact of adopting this guidance on its disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued guidance to enhance income tax disclosures related to, among other items, rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024 using a prospective transition method. Early adoption and retrospective application are permitted. The Company is in the process of determining the timing of adoption and assessing the overall impact of adopting this guidance on its disclosures.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	March 31, 2024	December 31, 2023
Revenue earning vehicles	$16,402	$16,164
Less accumulated depreciation	(2,435)	(2,155)
	13,967	14,009
Revenue earning vehicles held for sale, net(1)	650	642
Revenue earning vehicles, net	$14,617	$14,651
(1)    Represents the carrying amount of vehicles classified as held for sale as of the respective balance sheet date, including the First EV Disposal Group and the Second EV Disposal Group, each as defined and disclosed below.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended March 31,
(In millions)	2024	2023
Depreciation of revenue earning vehicles	$684	$422
(Gain) loss on disposal of revenue earning vehicles(1)	276	(46)
Rents paid for vehicles leased	9	5
Depreciation of revenue earning vehicles and lease charges, net	$969	$381
(1)    Includes the write-down to fair value for vehicles classified as held for sale, including the First EV Disposal Group and Second EV Disposal Group as disclosed below, for the three months ended March 31, 2024.

In December 2023, the Company identified a group of electric vehicles ("EVs") that it desired to sell (the "First EV Disposal Group") in response to management's determination that the supply of EVs exceeded customer demand, elevated EV damage and collision costs and a decline in EV residual values. As a result, the First EV Disposal Group, included in the Company's Americas RAC segment, was classified as held for sale with an aggregate carrying value of $542 million and is included in revenue earning vehicles, net in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2023. As of March 31, 2024, approximately 50% of the First EV Disposal Group has been sold and the carrying values of the remaining vehicles written down to fair value less costs to sell. This resulted in charges of $41 million for losses incurred on the vehicles sold and $40 million for the write-down on the remaining vehicles, which are included in depreciation of revenue earning vehicles and lease charges, net in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2024. The remaining, unsold portion of the First EV Disposal Group has an aggregate carrying value of $210 million and is included in revenue earning vehicles, net in the accompanying unaudited consolidated balance sheet as of March 31, 2024.

In March 2024, the Company identified an additional group of EVs that it desired to sell (the "Second EV Disposal Group") in response to management's determination that the supply of EVs exceeded customer demand, elevated EV damage and collision costs and a decline in EV residual values. As a result, the Second EV Disposal Group, consisting of approximately 9,000 EVs in the Company's Americas RAC segment and approximately 1,000 EVs in the Company's International RAC segment, was classified as held for sale with carrying values of $227 million and $30 million in the Company's Americas RAC and International RAC segments, respectively, which are included in revenue earning vehicles, net in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2024. The carrying values of the vehicles in the Second EV Disposal Group were written down to fair value less costs to sell and resulted in write-downs of $107 million and $7 million in the Company's Americas RAC and International RAC segments, respectively, which are included in depreciation of revenue earning vehicles and lease charges, net in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 5—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of March 31, 2024 and December 31, 2023:

Facility	Weighted-Average Interest Rate as of March 31, 2024	Fixed or Floating Interest Rate	Maturity	March 31, 2024	December 31, 2023
Non-Vehicle Debt
First Lien RCF	8.76%	Floating	6/2026	$450	$—
Term B Loan	8.69%	Floating	6/2028	1,264	1,268
Incremental Term B Loan	9.07%	Floating	6/2028	499	500
Term C Loan	8.70%	Floating	6/2028	245	245
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
Other Non-Vehicle Debt(1)	5.98%	Fixed	Various	2	2
Unamortized Debt Issuance Costs and Net (Discount) Premium				(62)	(66)
Total Non-Vehicle Debt				3,898	3,449
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(2)	6.95%	Floating	6/2025	1,532	1,492
HVF III Series 2021-A Class B(2)	9.44%	Fixed	8/2025	188	188
				1,720	1,680
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(2)	1.66%	Fixed	12/2024	2,000	2,000
HVF III Series 2021-2(2)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(2)	2.44%	Fixed	6/2025	750	750
HVF III Series 2022-2(2)	2.78%	Fixed	6/2027	750	750
HVF III Series 2022-3(2)	N/A	Fixed	3/2024	—	192
HVF III Series 2022-4(2)	4.22%	Fixed	9/2025	667	667
HVF III Series 2022-5(2)	4.39%	Fixed	9/2027	364	364
HVF III Series 2023-1(2)	6.17%	Fixed	6/2026	500	500
HVF III Series 2023-2(2)	6.30%	Fixed	9/2028	300	300
HVF III Series 2023-3(2)	6.46%	Fixed	2/2027	500	500
HVF III Series 2023-4(2)	6.66%	Fixed	3/2029	500	500
				8,331	8,523
Vehicle Debt - Other
European ABS(2)	5.79%	Floating	3/2026	980	1,205
Hertz Canadian Securitization(2)	6.84%	Floating	6/2025	344	350
Australian Securitization(2)	5.95%	Floating	6/2025	207	203
New Zealand RCF	8.47%	Floating	6/2025	67	70
U.K. Financing Facility	7.85%	Floating	4/2024-3/2028	163	173

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of March 31, 2024	Fixed or Floating Interest Rate	Maturity	March 31, 2024	December 31, 2023
Non-Vehicle Debt
Other Vehicle Debt(3)	6.10%	Floating	4/2024-2/2028	98	110
				1,859	2,111
Unamortized Debt Issuance Costs and Net (Discount) Premium				(64)	(72)
Total Vehicle Debt				11,846	12,242
Total Debt				$15,744	$15,691
(1)    Other non-vehicle debt is primarily comprised of $1 million in finance lease obligations as of March 31, 2024 and December 31, 2023, respectively.
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
(3)    Other vehicle debt is primarily comprised of $92 million and $104 million in finance lease obligations as of March 31, 2024 and December 31, 2023, respectively.

Non-Vehicle Debt

In April 2024, the credit agreement governing the First Lien RCF (the "First Lien Credit Agreement"), which requires Hertz to comply with a financial covenant consisting of a ratio of first lien debt to Consolidated EBITDA ("the First Lien Ratio"), as defined within the First Lien Credit Agreement and may be materially different than Adjusted Corporate EBITDA presented in Part I, Item 2 of this Quarterly Report, was amended ("Amendment No. 8") to require a ratio of less than or equal to 5.0x in the second and third quarters of 2024 and 4.75x in the fourth quarter of 2024 and the first quarter of 2025. Amendment No. 8 also contains a minimum liquidity covenant of $400 million for each month ending in the second and third quarters of 2024 and $500 million for each month ending in the fourth quarter of 2024 and the first quarter of 2025. Amendment No. 8 also adds certain limitations on Restricted Payments and Permitted Investments (each as defined in the First Lien Credit Agreement). Under the terms of Amendment No. 8, the increased First Lien Ratio, minimum liquidity covenant, and limitations on Restricted Payments and Permitted Investments will sunset on the first day of the second quarter of 2025.

Vehicle Debt

In April 2024, Hertz Vehicle Financing III LLC ("HVF III"), a wholly-owned, special-purpose and bankruptcy-remote subsidiary of Hertz, amended the HVF III Series 2021-A Notes to extend the maturity of the Class A Notes to April 2026.

Vehicle Debt-Other

In April 2024, International Fleet Financing No. 2 BV ("IFF No. 2"), an indirect, special purpose subsidiary of Hertz, amended the European ABS to increase the aggregate maximum borrowings from €1.2 billion to €1.3 billion. Additionally, the European ABS was amended to provide for aggregate maximum borrowings of €1.5 billion for a seasonal commitment period beginning in April 2024 through November 2024. Following expiration of the seasonal commitment period, the aggregate maximum borrowings will revert to €1.3 billion.

In April 2024, TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly-owned, special purpose subsidiary of Hertz, amended the Hertz Canadian Securitization to increase the aggregate maximum borrowings from CAD$475 million to CAD$625 million until November 2024, reverting to CAD$475 million thereafter until the extended maturity date of April 2026.

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

The following facilities were available to the Company as of March 31, 2024 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$866	$866
Total Non-Vehicle Debt	866	866
Vehicle Debt
HVF III Series 2021-A	2,343	—
European ABS	319	—
Hertz Canadian Securitization	6	—
Australian Securitization	15	—
New Zealand RCF	5	—
U.K. Financing Facility	8	—
Other Vehicle Debt	47	—
Total Vehicle Debt	2,743	—
Total	$3,609	$866

Letters of Credit

As of March 31, 2024, there were outstanding standby letters of credit totaling $944 million comprised primarily of $684 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of March 31, 2024, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization facilities and to support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of March 31, 2024, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of March 31, 2024 and December 31, 2023, IFF No. 2 had total assets of $1.4 billion and $1.7 billion, respectively, comprised primarily of intercompany receivables, and total liabilities of $1.4 billion and $1.7 billion, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenant: the First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. As of March 31, 2024, Hertz was in compliance with the First Lien Ratio. Amendment No. 8 temporarily increases the First Lien Ratio and requires a minimum liquidity covenant for each fiscal quarter beginning in the second quarter of 2024 and will sunset on the first day of the second quarter of 2025, as disclosed above.

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

As of March 31, 2024, the Company was in compliance with all covenants in the First Lien Credit Agreement.

Note 6—Leases

The Company enters into certain agreements as a lessor under which it rents vehicles and leases fleets to customers. The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(In millions)	2024	2023
Operating lease income from vehicle rentals	$1,883	$1,859
Variable operating lease income	141	132
Revenue accounted for under Topic 842	2,024	1,991
Revenue accounted for under Topic 606	56	56
Total revenues	$2,080	$2,047

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 7—Income Tax (Provision) Benefit

Hertz Global

For the three months ended March 31, 2024, Hertz Global recorded a tax benefit of $395 million, which resulted in an effective tax rate of 68%. For the three months ended March 31, 2023, Hertz Global recorded a tax benefit of $134 million, which resulted in an effective tax rate of (214)%.

The change in taxes for the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by lower pretax income, lower estimated EV credits in 2024, the recognition of uncertain tax benefits related to our tax restructuring of European operations in 2023 and the non-taxable change in the fair value of warrants.

Hertz

For the three months ended March 31, 2024, Hertz recorded a tax benefit of $395 million, which resulted in an effective tax rate of 59%. For the three months ended March 31, 2023, Hertz recorded a tax benefit of $134 million, which resulted in an effective tax rate of (74)%.

The change in taxes for the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by lower pretax income, lower estimated EV credits in 2024 and the recognition of uncertain tax benefits related to our tax restructuring of European operations in 2023.

Note 8—Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

During the three months ended March 31, 2024, 4,426 Public Warrants were exercised, of which 976 were cashless exercises and 3,450 were exercised for $13.80 per share. As of March 31, 2024, a cumulative 6,339,630 Public Warrants have been exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. See Note 11, "Fair Value Measurements."

Share Repurchase Programs for Common Stock

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board of Directors approved, a new share repurchase program (the "2022 Share Repurchase Program") that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. The 2022 Share Repurchase Program, announced on June 15, 2022, has no initial time limit, does not obligate Hertz Global to acquire any particular amount of common stock and can be discontinued at any time. However, during the effective period of Amendment No. 8, as disclosed in Note 5, "Debt," the repurchase of shares is not permitted commencing April 16, 2024 through April 1, 2025. Since the inception of the 2022 Share Repurchase Program, a total of 66,684,169 shares of Hertz Global's common stock have been repurchased for an aggregate purchase price of $1.1 billion, excluding applicable excise tax. There were no share repurchases during the three months ended March 31, 2024.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023.

Subsequent to the expiration of Amendment No. 8, any future share repurchases will be made at the discretion of Hertz Global's management through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws. There can be no assurance as to the timing or number of shares of any repurchases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Computation of Earnings (Loss) Per Common Share

Basic earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, including Public Warrants, except when the effect would be antidilutive. Additionally, the Company removes the change in fair value of Public Warrants when computing diluted earnings (loss) per common share, when the impact of Public Warrants is dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
(In millions, except per share data)(1)	2024	2023
Numerator:
Net income (loss) available to Hertz Global common stockholders, basic	$(186)	$196
Change in fair value of Public Warrants	—	—
Net income (loss) available to Hertz Global common stockholders, diluted	$(186)	$196
Denominator:
Basic weighted-average common shares outstanding	305	321
Dilutive effect of stock options, RSUs and PSUs	—	1
Diluted weighted-average shares outstanding	305	323
Antidilutive Public Warrants	57	17
Antidilutive stock options, RSUs and PSUs	10	6
Total antidilutive	66	23
Earnings (loss) per common share:
Basic	$(0.61)	$0.61
Diluted	$(0.61)	$0.61
(1)    The table above is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands, and as a result, may not agree to the amounts shown in the table when calculated in millions.

Note 9—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz. In 2021, Hertz Global's Board of Directors approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of March 31, 2024, 55,184,766 shares of the Company's common stock were authorized and remain available for future grants under the 2021 Omnibus Plan. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

A summary of the total employee compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Employee compensation expense(1)	$(52)	$21
Income tax benefit	(2)	(5)
Employee compensation expense, net	$(54)	$16

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
(1)    For the three months ended March 31, 2024, includes $68 million of former CEO awards forfeited in March 2024.

As of March 31, 2024, there was $99 million of total unrecognized employee compensation expense expected to be recognized over the remaining 1.7 years, on a weighted average basis, of the requisite service period that began on the grant dates of the outstanding awards.

Stock Options and Stock Appreciation Rights

A summary of stock option activity under the 2021 Omnibus plan for the three months ended March 31, 2024 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	2,431,503	$26.17	6.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(329,320)	26.17	—	—
Outstanding as of March 31, 2024	2,102,183	26.17	7.2	—
Exercisable as of March 31, 2024	(1,439,279)	26.17	7.0	—
Non-vested as of March 31, 2024	662,904

Performance Stock Awards ("PSAs"), Performance Stock Units ("PSUs") and Performance Units ("PUs")

A summary of the PSU activity for the three months ended March 31, 2024 under the 2021 Omnibus Plan is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	9,102,738	$17.52	$95
Granted(1)	389,745	8.12	—
Vested	—	—	—
Forfeited or Expired(2)	(9,001,669)	17.43	—
Outstanding as of March 31, 2024	490,814	11.61	4
(1)    Presented assuming the issuance at the original target award amount (100%).
(2)    Includes former CEO awards forfeited in March 2024.

Compensation expense for PSUs is based on the grant date fair value. For grants issued in 2024, vesting eligibility is based on market, performance and service conditions of primarily two to three years. Accordingly, the number of shares issued at the end of the performance period could range between 0% and 200% of the original target award amount (100%) disclosed in the table above.

As of March 31, 2024, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity for the three months ended March 31, 2024 under the 2021 Omnibus Plan is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	6,314,564	$15.71	$66
Granted	4,279,983	8.21	—
Vested	(736,260)	17.82	—
Forfeited or Expired(1)	(1,351,820)	19.44	—
Outstanding as of March 31, 2024	8,506,467	11.16	67
(1)    Includes former CEO awards forfeited in March 2024.

Additional information pertaining to RSU activity is as follows:

	Three Months Ended March 31,
	2024	2023
Total fair value of awards that vested (in millions)	$13	$5
Weighted-average grant-date fair value of awards granted	$8.21	$17.69

RSU grants issued in 2024 vest ratably over a period of three years.

Deferred Stock Units

As of March 31, 2024, there were approximately 127,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

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

None of the Company's financial instruments have been designated as hedging instruments as of March 31, 2024 and December 31, 2023. The Company classifies cash flows from financial instruments according to the classification of the cash flows of the economically hedged item(s).

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

Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
(In millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Interest rate instruments	$6	$10	$—	$—
Foreign currency forward contracts	1	5	3	2
Total	$7	$15	$3	$2
(1)    All asset derivatives are recorded in prepaid expenses and other assets and all liability derivatives are recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(In millions)		2024	2023
Interest rate instruments	Vehicle interest expense, net	$—	$4
Foreign currency forward contracts	Selling, general and administrative expense(1)	(11)	(5)
Total		$(11)	$(1)
(1)    For the three months ended March 31, 2023, all gains (losses) on foreign currency forward contracts were recorded in other (income) expense, net.

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

	March 31, 2024		December 31, 2023
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Non-Vehicle Debt	$3,960	$3,619	$3,515	$3,285
Vehicle Debt	11,907	11,583	12,314	11,878
Total	$15,867	$15,202	$15,829	$15,163

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's cash equivalents, restricted cash equivalents and Public Warrants that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	March 31, 2024				December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$157	$—	$—	$157	$362	$—	$—	$362
Liabilities:
Public Warrants	$367	$—	$—	$367	$453	$—	$—	$453

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

Public Warrants

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price, a Level 1 input of the fair value hierarchy. For the three months ended March 31, 2024 and 2023, the fair value adjustments resulted in a gain of $86 million and a loss of $118 million, respectively. These amounts are recorded in change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statement of operations for Hertz Global for the three months ended March 31, 2024 and 2023.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Financial Instruments

The fair value of the Company's financial instruments as of March 31, 2024 and December 31, 2023 are disclosed in Note 10, "Financial Instruments." The Company's financial instruments are classified as Level 2 assets and liabilities and are priced using quoted market prices for similar assets or liabilities in active markets.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In December 2023, the First EV Disposal Group was classified as held for sale and recorded at fair value (as determined using Level 2 inputs) less costs to sell. As of March 31, 2024, the remaining, unsold portion of the First EV Disposal Group continues to be classified as held for sale and is recorded at the lower of carrying value or fair value (as determined using Level 2 inputs) less costs to sell. In response to management's determination that the supply of EVs in the Company's fleet continued to exceed customer demand, elevated EV damage and collision costs and a decline in residual values, the Second EV Disposal Group was classified as held for sale as of March 31, 2024. The Second EV Disposal Group is recorded at the lower of carrying value or fair value (as determined using Level 2 inputs) less costs to sell. See Note 4, "Revenue Earning Vehicles," for additional information.

Note 12—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of March 31, 2024 and December 31, 2023, the Company's liability recorded for self-insured liabilities was $473 million and $471 million, of which $334 million and $336 million relates to liabilities incurred by the Company's Americas RAC operations, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is monitored quarterly based on evolving accident claim history and insurance related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the three months ended March 31, 2024 or the period after March 31, 2024, but before the filing of this Quarterly Report.

Make-Whole and Post-Petition Interest Claims - On July 1, 2021, Wells Fargo Bank, N.A., in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes"), and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Unsecured Notes”), filed a complaint (the “Complaint”) against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this summary as “Defendants”). The filing of the Complaint initiated the adversary proceeding captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et al. in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 21-50995 (MFW). The Complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
petition interest that they assert total approximately $272 million or, in the alternative, are entitled to payment of post-petition interest at a contractual rate that they assert totals approximately $125 million. The Complaint also asserts the right to pre-judgment interest from July 1, 2021, to the date of any judgment. On December 22, 2021, the Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 and 2024 Notes and (ii) post-petition interest at the contract rate. On November 9, 2022, the Bankruptcy Court ruled that the make-whole premium is the same as unmatured interest and is disallowed under the U.S. Bankruptcy Code, granting summary judgment in the Defendants’ favor. The Bankruptcy Court certified the matter directly to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) and, on January 25, 2023, the Third Circuit accepted Wells Fargo’s appeal. The Third Circuit held an oral argument for this appeal on October 25, 2023 and the parties are awaiting the Third Circuit's decision. The Company cannot predict the ultimate outcome or timing of this litigation, however, an adverse ruling by the Third Circuit, followed by an entry of judgement against Hertz by the Bankruptcy Court, could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Share Repurchase Program Litigation - On May 11, 2023, Angelo Cascia, a purported stockholder of Hertz Global, filed a putative class and derivative lawsuit in the Delaware Court of Chancery ("the Court") against certain current directors of Hertz Global, Knighthead Capital Management, LLC, Certares Opportunities LLC, and CK Amarillo LP. The claims in the complaint relate to the Company’s share repurchase programs approved in November 2021 and June 2022. Among other allegations, the plaintiff claims Board members breached their fiduciary duties in approving these share repurchase programs, and that Knighthead, Certares, and CK Amarillo were unjustly enriched because they gained a majority stake in Hertz Global as a result of share repurchases. Defendants’ motion to dismiss the complaint was filed on July 24, 2023. On March 11, 2024, the Court held a hearing on the motion to dismiss. On April 11, 2024, the Court stayed consideration of the pending motion to dismiss at the request of the parties to enable them to finalize a resolution of the matter.

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

	Three Months Ended March 31,
(In millions)	2024	2023
Revenues
Americas RAC	$1,739	$1,730
International RAC	341	317
Total Hertz Global and Hertz	$2,080	$2,047
Depreciation of revenue earning vehicles and lease charges, net
Americas RAC(1)	$876	$349
International RAC	93	32
Total Hertz Global and Hertz	$969	$381
Adjusted EBITDA
Americas RAC	$(488)	$261
International RAC	(27)	53
Total reportable segments	(515)	314
Corporate	(52)	(77)
Total Hertz Global and Hertz	$(567)	$237

	As of
(In millions)	March 31, 2024	December 31, 2023
Revenue earning vehicles, net
Americas RAC(2)	$12,504	$12,450
International RAC	2,113	2,201
Total Hertz Global and Hertz	$14,617	$14,651
Total assets
Americas RAC	$19,365	$19,252
International RAC	3,864	4,245
Total reportable segments	23,229	23,497
Corporate	1,081	1,108
Total Hertz Global(3)	24,310	24,605
Corporate - Hertz	(1)	(1)
Total Hertz(3)	$24,309	$24,604
(1)    For the three months ended March 31, 2024, includes the write-down to carrying value of vehicles classified as held for sale, including the First EV Disposal Group and the Second EV Disposal Group. See Note 4, "Revenue Earning Vehicles."
(2)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date, including the First EV Disposal Group and the Second EV Disposal Group. See Note 4, "Revenue Earning Vehicles."
(3)    The consolidated total assets of Hertz Global and Hertz as of March 31, 2024 and December 31, 2023 include total assets of VIEs of $1.4 billion and $1.7 billion, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:

Hertz Global

	Three Months Ended March 31,
(In millions)	2024	2023
Adjusted EBITDA:
Americas RAC	$(488)	$261
International RAC	(27)	53
Total reportable segments	(515)	314
Corporate(1)	(52)	(77)
Total Hertz Global	(567)	237
Adjustments:
Non-vehicle depreciation and amortization	(32)	(35)
Non-vehicle debt interest, net	(75)	(51)
Vehicle debt-related charges(2)	(12)	(10)
Restructuring and restructuring related charges(3)	(32)	(3)
Change in fair value of Public Warrants(4)	86	(118)
Unrealized gains (losses) on financial instruments(5)	(6)	(108)
Gain on sale of non-vehicle capital assets(6)	—	162
Non-cash stock-based compensation forfeitures(7)	64	—
Other items(8)	(7)	(12)
Income (loss) before income taxes	$(581)	$62

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

	Three Months Ended March 31,
(In millions)	2024	2023
Adjusted EBITDA:
Americas RAC	$(488)	$261
International RAC	(27)	53
Total reportable segments	(515)	314
Corporate(1)	(52)	(77)
Total Hertz	(567)	237
Adjustments:
Non-vehicle depreciation and amortization	(32)	(35)
Non-vehicle debt interest, net	(75)	(51)
Vehicle debt-related charges(2)	(12)	(10)
Restructuring and restructuring related charges(3)	(32)	(3)
Unrealized gains (losses) on financial instruments(5)	(6)	(108)
Gain on sale of non-vehicle capital assets(6)	—	162
Non-cash stock-based compensation forfeitures(7)	64	—
Other items(8)	(7)	(12)
Income (loss) before income taxes	$(667)	$180

(1)Represents other reconciling items primarily consisting of general corporate expenses and non-vehicle interest expense, as well as other business activities.
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
(7)Represents former CEO awards forfeited in March 2024. See Note 9, "Stock-Based Compensation."
(8)Represents miscellaneous items. For the three months ended March 31, 2024, primarily includes certain IT-related charges, partially offset by certain litigation settlements. For the three months ended March 31, 2023, primarily includes certain IT-related charges.

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

This MD&A should be read in conjunction with the MD&A presented in our 2023 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

We operate our vehicle rental business globally from company-owned and franchisee locations in North America, Europe, Africa, Asia, Australia, the Caribbean, Latin America, the Middle East and New Zealand. We also sell vehicles through Hertz Car Sales.

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

Our expenses primarily consist of:
•Direct vehicle and operating expense ("DOE"), primarily wages and related benefits; commissions and concession fees paid to airport authorities, travel agents and others; facility, self-insurance and reservation costs; and other costs relating to the operation and rental of revenue earning vehicles, such as collision and damage, maintenance, fuel and electric charging costs;
•Depreciation expense and lease charges, net relating to revenue earning vehicles, including gains and losses and related costs associated with the disposal of vehicles;
•Depreciation and amortization expense relating to non-vehicle assets;
•Selling, general and administrative expense ("SG&A"), which includes advertising costs and administrative personnel costs, along with costs for information technology and business transformation initiatives; and
•Interest expense, net.

Our vehicle rental operations are a seasonal business, with decreased levels of business in the winter months and heightened activity during the spring and summer months ("our peak season") for the majority of countries where we generate our revenues. To accommodate increased demand, we seek to increase our available fleet and staff. As demand declines, we seek to reduce our fleet and staff accordingly. As a result, we strive to maintain a flexible workforce, with a significant number of part-time and seasonal workers. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes. Certain operating expenses, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, and minimum staffing costs, remain fixed and cannot be adjusted for demand.

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

Three Months Ended March 31, 2024 Operating Overview

As of March 31, 2024, approximately 50% of the First EV Disposal Group, which was classified as held for sale in December 2023, has been sold and the carrying values of the remaining vehicles written down to fair value less costs to sell. This resulted in a charge of $81 million, inclusive of the vehicles sold and the write-down on the remaining vehicles, for the three months ended March 31, 2024 in our Americas RAC segment. Additionally, the Company identified the Second EV Disposal Group that it desired to sell in response to management's determination that the supply of EVs exceeded customer demand, elevated EV damage and collision costs and a decline in EV residual values. As a result, the Second EV Disposal Group was classified as held for sale as of March 31, 2024. The carrying values of the vehicles within the Second EV Disposal Group were written down to fair value less costs to sell and resulted in write-downs of $107 million and $7 million in the Company's Americas RAC and International RAC segments, respectively, for the three months ended March 31, 2024. See Note 4, "Revenue Earning Vehicles," in Part I, Item 1 of this Quarterly Report for additional information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following charts provide the period-over-period change for several key factors influencing our results for the three months ended March 31, 2024 and 2023.

(1)    Includes impact of foreign currency exchange at average rates ("fx").
(2)    Results shown are in constant currency as of December 31, 2023.
(3)    The percentages shown in this chart reflect Vehicle Utilization versus period-over-period change.
NM - Not meaningful

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ In millions)	2024	2023
Total revenues	$2,080	$2,047	2%
Direct vehicle and operating expenses	1,366	1,221	12
Depreciation of revenue earning vehicles and lease charges, net	969	381	NM
Non-vehicle depreciation and amortization	32	35	(10)
Selling, general and administrative expenses	162	221	(27)
Interest expense, net:
Vehicle	141	111	27
Non-vehicle	75	51	47
Interest expense, net	216	162	33
Other (income) expense, net	2	9	(75)
(Gain) from the sale of non-vehicle capital assets	—	(162)	(100)
Income (loss) before income taxes	(667)	180	NM
Income tax (provision) benefit	395	134	NM
Net income (loss)	$(272)	$314	NM
Adjusted Corporate EBITDA(a)	$(567)	$237	NM
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Total revenues increased $32 million in the first quarter of 2024 compared to the same period in 2023 due to higher volume, partially offset by decreased pricing. International RAC increased $25 million and Americas RAC increased $10 million.

DOE increased $146 million in the first quarter of 2024 compared to the same period in 2023, with increases of $114 million and $34 million in our Americas RAC and International RAC segments, respectively. DOE in our Americas RAC increased due primarily to higher volume.

Depreciation of revenue earning vehicles and lease charges, net increased $588 million in the first quarter of 2024 compared to the same period in 2023, of which $527 million and $61 million were attributed to our Americas RAC and International RAC segments, respectively. Depreciation of revenue earning vehicles and lease charges, net increased due primarily to (i) deterioration in the residual values at the expected time of disposal, (ii) per unit losses recognized on vehicle dispositions during the first quarter of 2024 compared to per unit gains recognized in the same period in 2023, (iii) write-downs on the carrying values of the EVs classified as held for sale and (iv) an increase in Average Vehicles. We expect that depreciation of revenue earning vehicles and lease charges, net in our Americas RAC segment will continue to be impacted during 2024 by several factors: (i) an uncertain residual environment, (ii) the intended sale of older vehicles and (iii) a larger average fleet compared to that held in 2023.

SG&A decreased $60 million in the first quarter of 2024 compared to the same period in 2023 driven primarily by a decrease of $98 million associated with our corporate operations, partially offset by increases of $20 million and $19 million in our International RAC and Americas RAC segments, respectively. The decrease in cost associated with our corporate operations was due primarily to a non-cash stock-based compensation gain related to forfeitures of former CEO awards in March 2024 and intercompany royalty assessment fees received from our International RAC segment, partially offset by increased restructuring related costs. SG&A in our International RAC segment increased due primarily to higher intercompany royalty assessment fees paid to our corporate operations and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increased restructuring related costs. SG&A in our Americas RAC segment increased due primarily to higher IT and personnel costs, partially offset by lower litigation reserves.

Vehicle interest expense, net increased $30 million in the first quarter of 2024 compared to the same period in 2023 due primarily to higher interest rates and higher debt levels, primarily impacting our Americas RAC segment.

Non-vehicle interest expense, net increased $24 million in the first quarter of 2024 compared to the same period in 2023 due primarily to higher debt levels and higher benchmark rates, partially offset by interest income due to higher market rates.

For the three months ended March 31, 2024, we recorded a tax benefit of $395 million, which resulted in an effective tax rate of 59%. For the three months ended March 31, 2023, we recorded a tax benefit of $134 million, which resulted in an effective tax rate of (74)%. The change in taxes in the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by lower pretax income, lower estimated EV credits in 2024 and the recognition of uncertain tax benefits related to our tax restructuring of European operations in 2023.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had income of $86 million and a loss of $118 million from the change in fair value of Public Warrants that was incremental to Hertz for the three months ended March 31, 2024 and 2023, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ In millions, except as noted)	2024	2023
Total revenues	$1,739	$1,730	1%
Depreciation of revenue earning vehicles and lease charges, net	$876	$349	NM
Direct vehicle and operating expenses	$1,152	$1,039	11
Direct vehicle and operating expenses as a percentage of total revenues	66%	60%
Non-vehicle depreciation and amortization	$25	$28	(8)
Selling, general and administrative expenses	$124	$105	18
Selling, general and administrative expenses as a percentage of total revenues	7%	6%
Vehicle interest expense	$116	$93	25
Adjusted EBITDA	$(488)	$261	NM
Transaction Days (in thousands)(b)	30,560	27,879	10
Average Vehicles (in whole units)(f)	450,585	412,983	9
Average Rentable Vehicles (in whole units)(c)	433,823	393,512	10
Vehicle Utilization(c)	77%	79%
Total RPD (in dollars)(d)	$56.92	$62.08	(8)
Total RPU Per Month (in whole dollars)(e)	$1,337	$1,466	(9)
Depreciation Per Unit Per Month (in whole dollars)(f)	$649	$282	NM
Percentage of program vehicles as of period end	2%	1%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Total Americas RAC revenues increased $10 million in the first quarter of 2024 compared to the same period in 2023 due to higher volume, partially offset by decreased pricing. The increase in Transaction Days was driven by volume increases across most leisure categories and ride sharing. Total RPD declined due primarily to lower rates in most categories. Airport revenues comprised 66% of total revenues for the segment in the first quarter of 2024 compared to 68% in the same period in 2023.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $527 million in the first quarter of 2024 compared to the same period in 2023 due primarily to (i) deterioration in the residual values at the expected time of disposal, (ii) per unit losses recognized on vehicle dispositions during the first quarter of 2024 compared to per unit gains recognized in the same period in 2023, (iii) write-downs on the carrying values of the EVs classified as held for sale and (iv) an increase in Average Vehicles. We expect that depreciation of revenue earning vehicles and lease charges, net in our Americas RAC segment will continue to be impacted during 2024 by several factors: (i) an uncertain residual environment, (ii) the intended sale of older vehicles and (iii) a larger average fleet compared to that held in 2023.

DOE for Americas RAC increased $114 million in the first quarter of 2024 compared to the same period in 2023 due primarily to higher volume.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A for Americas RAC increased $19 million in the first quarter of 2024 compared to the same period in 2023 due primarily to higher IT and personnel costs, partially offset by lower litigation reserves.

Vehicle interest expense for Americas RAC increased $23 million in the first quarter of 2024 compared to the same period in 2023 due primarily to higher average interest rates resulting primarily from the issuances of new HVF III Series Notes in 2023, higher benchmark rates on the HVF III 2021-A Notes and increased debt levels. Vehicle interest expense in our Americas RAC segment was also impacted by the unwind of certain of its interest rate caps in the first quarter of 2023 resulting in the realization of $88 million of previously unrealized gains, partially offset by a $98 million realized gain for which there was no comparable transaction in 2024.

International RAC

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2024	2023
Total revenues	$341	$317	8%
Depreciation of revenue earning vehicles and lease charges, net	$93	$32	NM
Direct vehicle and operating expenses	$216	$182	19
Direct vehicle and operating expenses as a percentage of total revenues	63%	58%
Non-vehicle depreciation and amortization	$4	$2	72
Selling, general and administrative expenses	$57	$37	53
Selling, general and administrative expenses as a percentage of total revenues	17%	12%
Vehicle interest expense	$25	$18	38
Adjusted EBITDA	$(27)	$53	NM
Transaction Days (in thousands)(b)	6,294	5,908	7
Average Vehicles (in whole units)(f)	96,907	91,545	6
Average Rentable Vehicles (in whole units)(c)	95,409	89,776	6
Vehicle Utilization(c)	72%	72%
Total RPD (in dollars)(d)	$55.52	$55.06	1
Total RPU Per Month (in whole dollars)(e)	$1,221	$1,208	1
Depreciation Per Unit Per Month (in whole dollars)(f)	$326	$120	NM
Percentage of program vehicles as of period end	17%	26%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Total revenues for International RAC increased $25 million in the first quarter of 2024 compared to the same period in 2023 due primarily to higher volume. Transaction Days increased 7% driven by higher volume in certain leisure categories, primarily in Europe. Total RPD in the first quarter of 2024 was largely consistent with the same period in 2023.

Depreciation of revenue earning vehicles and lease charges, net for International RAC in the first quarter of 2024 increased $61 million compared to the same period in 2023 due primarily to (i) per unit losses recognized on vehicle dispositions in 2024 compared to per unit gains recognized in 2023, (ii) deterioration in the residual values at the expected time of disposal, (iii) an increase in Average Vehicles and (iv) write-downs on the carrying values of the EVs classified as held for sale.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for International RAC increased $34 million in the first quarter of 2024 compared to the same period in 2023 due primarily to increased volume resulting in higher personnel and fleet-related charges, higher self-insurance liabilities as a result of adverse experience and case development and increased collision and damage costs.

SG&A for International RAC in the first quarter of 2024 increased $20 million compared to the same period in 2023 due primarily to higher intercompany royalty assessment fees paid to our corporate operations and increased restructuring related costs.

Vehicle interest expense for International RAC increased $7 million in the first quarter of 2024 compared to the same period in 2023 due primarily to higher market interest rates and higher debt levels.

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)Adjusted Corporate EBITDA is calculated as net income (loss), adjusted for income taxes; non-vehicle depreciation and amortization; non-vehicle debt interest, net; vehicle debt-related charges; restructuring and restructuring related charges; unrealized (gains) losses from financial instruments; gain on sale of non-vehicle capital assets; certain non-cash stock-based compensation; change in fair value of Public Warrants and certain other miscellaneous items. When evaluating our operating performance, investors should not consider Adjusted Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance determined in accordance with U.S. GAAP. The reconciliations to the most comparable consolidated U.S. GAAP measure are presented below:
Hertz

	Three Months Ended March 31,
(In millions)	2024	2023
Net income (loss)	$(272)	$314
Adjustments:
Income tax provision (benefit)	(395)	(134)
Non-vehicle depreciation and amortization	32	35
Non-vehicle debt interest, net	75	51
Vehicle debt-related charges(1)	12	10
Restructuring and restructuring related charges(2)	32	3
Unrealized (gains) losses on financial instruments(3)	6	108
Gain on sale of non-vehicle capital assets(4)	—	(162)
Non-cash stock-based compensation forfeitures(5)	(64)	—
Other items(6)	7	12
Adjusted Corporate EBITDA	$(567)	$237

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz Global

	Three Months Ended March 31,
(In millions)	2024	2023
Net income (loss)	$(186)	$196
Adjustments:
Income tax provision (benefit)	(395)	(134)
Non-vehicle depreciation and amortization	32	35
Non-vehicle debt interest, net	75	51
Vehicle debt-related charges(1)	12	10
Restructuring and restructuring related charges(2)	32	3
Unrealized (gains) losses on financial instruments(3)	6	108
Gain on sale of non-vehicle capital assets(4)	—	(162)
Non-cash stock-based compensation forfeitures(5)	(64)	—
Change in fair value of Public Warrants(7)	(86)	118
Other items(6)	7	12
Adjusted Corporate EBITDA	$(567)	$237
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
(5)Represents former CEO awards forfeited in March 2024. See Note 9, "Stock-Based Compensation," in Part I, Item 1 of this Quarterly Report.
(6)Represents miscellaneous items. For the three months ended March 31, 2024, primarily includes certain IT-related charges, partially offset by certain litigation settlements. For the three months ended March 31, 2023, primarily includes certain IT-related charges.
(7)Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants.

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

	Americas RAC		International RAC
	Three Months Ended March 31,
	2024	2023	2024	2023
Transaction Days (in thousands)	30,560	27,879	6,294	5,908
Average Rentable Vehicles (in whole units)	433,823	393,512	95,409	89,776
Number of days in period (in whole units)	91	90	91	90
Available Car Days (in thousands)	39,496	35,420	8,686	8,191
Vehicle Utilization	77%	79%	72%	72%

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

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2024	2023	2024	2023
Revenues	$1,739	$1,730	$341	$317
Foreign currency adjustment(1)	—	1	8	8
Total Revenues - adjusted for foreign currency	$1,739	$1,731	$349	$325
Transaction Days (in thousands)	30,560	27,879	6,294	5,908
Total RPD (in dollars)	$56.92	$62.08	$55.52	$55.06
(1)Based on December 31, 2023 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues - adjusted for foreign currency divided by the Average Rentable Vehicles in each period and then divided by the number of months in the period reported.

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2024	2023	2024	2023
Total Revenues - adjusted for foreign currency	$1,739	$1,731	$349	$325
Average Rentable Vehicles (in whole units)	433,823	393,512	95,409	89,776
Total revenue per unit (in whole dollars)	$4,010	$4,398	$3,663	$3,623
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,337	$1,466	$1,221	$1,208

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

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2024	2023	2024	2023
Depreciation of revenue earning vehicles and lease charges, net	$876	$349	$93	$32
Foreign currency adjustment(1)	1	1	2	1
Adjusted depreciation of revenue earning vehicles and lease charges	$877	$350	$95	$33
Average Vehicles (in whole units)	450,585	412,983	96,907	91,545
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$1,947	$847	$979	$359
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$649	$282	$326	$120
(1)Based on December 31, 2023 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements in the U.S. and internationally.

Cash and Cash Equivalents

As of March 31, 2024, we had $465 million of cash and cash equivalents and $480 million of restricted cash and cash equivalents. As of March 31, 2024, $178 million of cash and cash equivalents and $74 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We continue to assert non-permanent reinvestment of foreign earnings that give rise to excess cash, provided such cash can be remitted in a tax efficient manner.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations for the next twelve months and for the foreseeable future thereafter.

Cash Flows - Hertz

As of March 31, 2024 and December 31, 2023, Hertz had cash and cash equivalents of $465 million and $764 million, respectively, and restricted cash and cash equivalents of $480 million and $442 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2024	2023	$ Change
Cash provided by (used in):
Operating activities	$370	$561	$(191)
Investing activities	(703)	(1,488)	785
Financing activities	85	740	(655)
Effect of exchange rate changes	(13)	11	(24)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(261)	$(176)	$(85)

During the three months ended March 31, 2024, cash flows from operating activities decreased $191 million period over period due primarily to a $270 million change in net income, as adjusted for non-cash and non-operating items, partially offset by a $79 million change in working capital accounts. Cash flows from working capital accounts increased due primarily to non-vehicle payables due to timing, an increase in self-insurance liabilities as a result of adverse experience and case development and improved collections for certain non-vehicle receivables.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the three months ended March 31, 2024, there was a $785 million decrease in the cash used in investing activities period over period due primarily to a $947 million decrease in revenue earning vehicle expenditures, net, partially offset by $168 million of net proceeds received in March 2023 from the sale of certain non-vehicle capital assets as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. The decrease in revenue earning vehicle expenditures, net primarily resulted from per unit losses recognized on vehicle dispositions in the first quarter of 2024 compared to per unit gains recognized in the same period in 2023 and higher fleet levels at the end of 2023 that continued into the first quarter of 2024.

Net financing cash inflows were $85 million in the three months ended March 31, 2024 compared to $740 million in the 2023 period. The $655 million decrease in cash inflows is due primarily to a decrease of $1.2 billion in net

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

proceeds from vehicle debt as a result of less issuances in the first quarter of 2024 versus the comparable period in 2023. Cash flows from financing activities were also impacted by a $450 million increase in net proceeds from non-vehicle debt resulting primarily from outstanding draws on the First Lien RCF in the first quarter of 2024 and a $116 million reduction in dividends paid to Hertz Holdings in the first quarter of 2024, which were primarily used for share repurchases in the comparable period in 2023.

Cash Flows - Hertz Global

As of March 31, 2024 and December 31, 2023, Hertz Global had cash and cash equivalents of $465 million and $764 million, respectively, and restricted cash and cash equivalents of $480 million and $442 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for Hertz Global for the periods shown:

	Three Months Ended March 31,
(In millions)	2024	2023	$ Change
Cash provided by (used in):
Operating activities	$370	$562	$(192)
Investing activities	(703)	(1,488)	785
Financing activities	85	739	(654)
Effect of exchange rate changes	(13)	11	(24)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(261)	$(176)	$(85)

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

Share Repurchase Programs for Common Stock

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board of Directors approved, the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. The 2022 Share Repurchase Program, announced on June 15, 2022, has no initial time limit, does not obligate Hertz Global to acquire any particular amount of common stock and can be discontinued at any time. However, during the effective period of Amendment No. 8, as disclosed in Note 5, "Debt," in Part I, Item 1 of this Quarterly Report, the repurchase of shares is not permitted commencing April 16, 2024 through April 1, 2025. Since the inception of the 2022 Share Repurchase Program, a total of 66,684,169 shares of Hertz Global's common stock have been repurchased in open-market transactions for an aggregate purchase price of $1.1 billion, excluding applicable excise tax. There were no share repurchases during the three months ended March 31, 2024.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023 in Part I, Item I of this Quarterly Report.

Subsequent to the expiration of Amendment No. 8, any future share repurchases will be made at the discretion of Hertz Global's management through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws. There can be no assurance as to the timing or number of shares of any repurchases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Debt Financing

Refer to Note 5, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of March 31, 2024.

Cash paid for interest on vehicle debt during the three months ended March 31, 2024 and 2023 was $121 million and $96 million, respectively. The $25 million increase in cash paid for vehicle debt interest is due primarily to higher interest rates and higher debt levels. Cash paid for interest on non-vehicle debt during the three months ended March 31, 2024 and 2023 was $58 million and $36 million, respectively. The $22 million increase in cash paid for non-vehicle debt interest is due primarily to higher debt levels and higher outstanding borrowings on the First Lien RCF.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$465	$764
Availability under the First Lien RCF	866	1,266
Corporate liquidity	$1,331	$2,030

Non-Vehicle Debt

In April 2024, Amendment No. 8 became effective and requires a First Lien Ratio of less than or equal to 5.0x in the second and third quarters of 2024 and 4.75x in the fourth quarter of 2024 and the first quarter of 2025. Amendment No. 8 also contains a minimum liquidity covenant of $400 million for each month ending in the second and third quarters of 2024 and $500 million for each month ending in the fourth quarter of 2024 and the first quarter of 2025. Amendment No. 8 also adds certain limitations on Restricted Payments and Permitted Investments (each as defined in the First Lien Credit Agreement). Under the terms of Amendment No. 8, the increased First Lien Ratio, minimum liquidity covenant, and limitations on Restricted Payments and Permitted Investments will sunset on the first day of the second quarter of 2025.

Letters of Credit

As of March 31, 2024, there were outstanding standby letters of credit totaling $944 million comprised primarily of $684 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of March 31, 2024, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of March 31, 2024, none of the issued letters of credit have been drawn upon.

Vehicle Debt

Americas RAC

In April 2024, HVF III amended the HVF III Series 2021-A Notes to extend the maturity of the Class A Notes to April 2026.

In April 2024, the Hertz Canadian Securitization was amended to increase the aggregate maximum borrowings from CAD$475 million to CAD$625 million until November 2024, reverting to CAD$475 million thereafter until the extended maturity date of April 2026.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC

In April 2024, the European ABS was amended to increase the aggregate maximum borrowings from €1.2 billion to €1.3 billion. Additionally, the European ABS was amended to provide for aggregate maximum borrowings of €1.5 billion for a seasonal commitment period beginning in April 2024 through November 2024. Following expiration of the seasonal commitment period, the aggregate maximum borrowings will revert to €1.3 billion.

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

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: the First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. As of March 31, 2024, we were in compliance with the First Lien Ratio. Amendment No. 8 temporarily increases the First Lien Ratio and requires a minimum liquidity covenant for each fiscal quarter ending June 30, 2024, September 30, 2024, December 31, 2024 and March 31, 2025, as discussed above.

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

As of March 31, 2024, we were in compliance with all covenants in the First Lien Credit Agreement.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2024
First Quarter	$(1,904)	$1,233	$(671)
2023
First Quarter	$(2,824)	$1,206	$(1,618)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2024	2023	$ Change	% Change
Americas RAC	$(822)	$(1,585)	$763	(48)
International RAC	151	(33)	184	NM
Total	$(671)	$(1,618)	$947	(59)
NM - Not meaningful

Revenue earning vehicle expenditures decreased $920 million, or 33%, in the three months ended March 31, 2024 compared to the 2023 period, primarily in our Americas RAC segment, resulting from higher fleet levels at the end of 2023 that continued into the first quarter of 2024.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2024
First Quarter	$(33)	$3	$(30)
2023
First Quarter	$(45)	$175	$130

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2024	2023	$ Change	% Change
Americas RAC	$(10)	$146	$(156)	NM
International RAC	(2)	(3)	1	(33)
Corporate	(18)	(13)	(5)	38
Total	$(30)	$130	$(160)	NM
NM - Not meaningful

In the three months ended March 31, 2024, proceeds for non-vehicle capital assets decreased by $172 million compared to the 2023 period, primarily in our Americas RAC segment, resulting from the sale of certain non-vehicle capital assets in March 2023 as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. In the three months ended March 31, 2024, expenditures for non-vehicle capital assets decreased by $12 million, or 27%, compared to the 2023 period, primarily in our corporate operations, driven in part by decreased IT-related spend.

CONTRACTUAL AND OTHER OBLIGATIONS

As of March 31, 2024, there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our contractual and other obligations as set forth in the table included in Part II, Item 7 of our 2023 Form 10-K. Changes to our aggregate indebtedness, including related interest and terms of new issuances, are disclosed in Note 5, "Debt," in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

There have been no significant changes to our indemnification obligations as compared to those disclosed in Note 14, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of our 2023 Form 10-K.

We regularly evaluate the probability of having to incur costs associated with these indemnification obligations and have accrued for expected losses that are probable and estimable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no significant changes due to recently issued accounting pronouncements as compared to those disclosed in Note 2, "Significant Accounting Policies," in Part II, Item 8 of our 2023 Form 10-K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Quarterly Report include "forward-looking statements." Forward-looking statements are identified by words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts," "guidance" or similar expressions, and include information concerning our liquidity, our results of operations, our business strategies, economic and industry conditions, and other information. These forward-looking statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors. We believe these judgments are reasonable, but you should understand that these forward-looking statements are not guarantees of future performance or results and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among other things, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under Item 1A, "Risk Factors," in our 2023 Form 10-K and set forth in this Quarterly Report, and the following, which also summarizes the principal risks of our business:
~~•~~mix of program and non-program vehicles in our fleet, which can lead to increased exposure to residual value risk upon disposition;
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
•our ability to implement our business strategy or strategic transactions, including our ability to implement plans to support a large-scale EV fleet and to play a central role in the modern mobility ecosystem;
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
•the availability of additional or continued sources of financing at acceptable rates for our revenue earning vehicles and to refinance our existing indebtedness, and our ability to comply with the covenants in the agreements governing our indebtedness;
•the extent to which our consolidated assets secure our outstanding indebtedness;
•volatility in our share price, our ownership structure and certain provisions of our charter documents could negatively affect the market price of our common stock;
•our ability to implement an effective business continuity plan to protect the business in exigent circumstances;
•our ability to effectively maintain effective internal control over financial reporting; and
•our ability to execute strategic transactions.
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

There have been no material changes to the information reported under Part II, Item 7A of our 2023 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 12, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

ITEM 1A.    RISK FACTORS

Part I, Item 1A of our 2023 Form 10-K for the year ended December 31, 2023 includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes to those risk factors.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) entered into any (i) contract or written plan for the purchase or sale of securities of Hertz Global intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

ITEM 6.   EXHIBITS

(a)Exhibits:
The attached list of exhibits in the "Exhibit Index" immediately preceding the signature page to this Quarterly Report is filed as part of this Quarterly Report and is incorporated herein by reference in response to this item.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Description
10.1	Hertz Holdings Hertz	Form of Restricted Stock Unit Agreement (2024) under the 2021 Omnibus Incentive Plan.†*
10.2	Hertz Holdings Hertz	Form of Performance Stock Unit Agreement (2024) under the 2021 Omnibus Incentive Plan.†*
10.3	Hertz Holdings Hertz
Employment Agreement, dated March 15, 2024, between Hertz Global Holdings, Inc. and Gil West (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541) as filed March 18, 2024.†

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

Date:	April 25, 2024	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ ALEXANDRA BROOKS
Alexandra Brooks Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)