Form 10-Q
period 2024-06-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2024-08-01
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address, Zip Code and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC.				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	The Nasdaq Stock Market LLC
Hertz Global Holdings, Inc.	Warrants to purchase common stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.80 per share, subject to adjustment	HTZWW	The Nasdaq Stock Market LLC
The Hertz Corporation	None		None	None

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	July 25, 2024
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	306,506,797
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
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
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$568	$764
Restricted cash and cash equivalents:
Vehicle	137	152
Non-vehicle	289	290
Total restricted cash and cash equivalents	426	442
Total cash and cash equivalents and restricted cash and cash equivalents	994	1,206
Receivables:
Vehicle	164	211
Non-vehicle, net of allowance of $53 and $47, respectively	1,103	980
Total receivables, net	1,267	1,191
Prepaid expenses and other assets	754	726
Revenue earning vehicles:
Vehicles	18,122	16,806
Less: accumulated depreciation	(2,753)	(2,155)
Total revenue earning vehicles, net	15,369	14,651
Property and equipment, net	670	671
Operating lease right-of-use assets	2,229	2,253
Intangible assets, net	2,858	2,863
Goodwill	1,044	1,044
Total assets(1)	$25,185	$24,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$429	$191
Non-vehicle	566	510
Total accounts payable	995	701
Accrued liabilities	931	860
Accrued taxes, net	208	157
Debt:
Vehicle	12,774	12,242
Non-vehicle	4,595	3,449
Total debt	17,369	15,691
Public Warrants	203	453
Operating lease liabilities	2,108	2,142
Self-insured liabilities	501	471
Deferred income taxes, net	912	1,038
Total liabilities(1)	23,227	21,513
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 481,250,923 and 479,990,286 shares issued, respectively, and 306,438,879 and 305,178,242 shares outstanding, respectively	5	5
Treasury stock, at cost, 174,812,044 and 174,812,044 common shares, respectively	(3,430)	(3,430)
Additional paid-in capital	6,365	6,405
Retained earnings (Accumulated deficit)	(691)	360
Accumulated other comprehensive income (loss)	(291)	(248)
Total stockholders' equity	1,958	3,092
Total liabilities and stockholders' equity	$25,185	$24,605
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of June 30, 2024 and December 31, 2023 include total assets of variable interest entities (“VIEs”) of $1.8 billion and $1.7 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of June 30, 2024 and December 31, 2023 include total liabilities of VIEs of $1.8 billion and $1.7 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$2,353	$2,437	$4,433	$4,484
Expenses:
Direct vehicle and operating	1,440	1,347	2,806	2,568
Depreciation of revenue earning vehicles and lease charges, net	1,035	329	2,004	710
Non-vehicle depreciation and amortization	41	32	73	67
Selling, general and administrative	243	285	405	506
Interest expense, net:
Vehicle	149	132	290	243
Non-vehicle	88	56	163	107
Interest expense, net	237	188	453	350
Other (income) expense, net	(5)	(2)	(3)	7
(Gain) on sale of non-vehicle capital assets	—	—	—	(162)
Change in fair value of Public Warrants	(165)	100	(251)	218
Total expenses	2,826	2,279	5,487	4,264
Income (loss) before income taxes	(473)	158	(1,054)	220
Income tax (provision) benefit	(392)	(19)	3	115
Net income (loss)	$(865)	$139	$(1,051)	$335

Weighted-average common shares outstanding:
Basic	306	314	306	318
Diluted	306	315	306	319
Earnings (loss) per common share:
Basic	$(2.82)	$0.44	$(3.44)	$1.06
Diluted	$(2.82)	$0.44	$(3.44)	$1.05

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(865)	$139	$(1,051)	$335
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	4	(43)	18
Total other comprehensive income (loss)	(3)	4	(43)	18
Total comprehensive income (loss)	$(868)	$143	$(1,094)	$353
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2022	—	$—	323	$5	$6,326	$(256)	$(294)	155	$(3,136)	$2,645
Net income (loss)	—	—	—	—	—	196	—	—	—	196
Other comprehensive income (loss)	—	—	—	—	—	—	14	—	—	14
Net settlement on vesting of restricted stock	—	—	—	—	(1)	—	—	—	—	(1)
Stock-based compensation charges	—	—	—	—	21	—	—	—	—	21
Share repurchases	—	—	(5)	—	—	—	—	6	(101)	(101)
March 31, 2023	—	—	318	5	6,346	(60)	(280)	161	(3,237)	2,774
Net income (loss)	—	—	—	—	—	139	—	—	—	139
Other comprehensive income (loss)	—	—	—	—	—	—	4	—	—	4
Stock-based compensation charges	—	—	—	—	22	—	—	—	—	22
Public Warrant exercises	—	—	—	—	1	—	—	—	—	1
Share repurchases	—	—	(6)	—	—	—	—	6	(101)	(101)
June 30, 2023	—	$—	312	$5	$6,369	$79	$(276)	167	$(3,338)	$2,839

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2023	—	$—	305	$5	$6,405	$360	$(248)	175	$(3,430)	$3,092
Net income (loss)	—	—	—	—	—	(186)	—	—	—	(186)
Other comprehensive income (loss)	—	—	—	—	—	—	(40)	—	—	(40)
Net settlement on vesting of restricted stock	—	—	1	—	(2)	—	—	—	—	(2)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
Stock-based compensation forfeitures(1)	—	—	—	—	(68)	—	—	—	—	(68)
March 31, 2024	—	—	306	5	6,351	174	(288)	175	(3,430)	2,812
Net income (loss)	—	—	—	—	—	(865)	—	—	—	(865)
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	—	—	(3)
Net settlement on vesting of restricted stock	—	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
June 30, 2024	—	$—	306	$5	$6,365	$(691)	$(291)	175	$(3,430)	$1,958
(1)    Represents former chief executive officer ("CEO") awards forfeited in March 2024. See also Note 10, "Stock-Based Compensation."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,051)	$335
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	2,194	884
Depreciation and amortization, non-vehicle	73	67
Amortization of deferred financing costs and debt discount (premium)	33	29
Stock-based compensation charges	32	43
Stock-based compensation forfeitures	(68)	—
Provision for receivables allowance	63	40
Deferred income taxes, net	(65)	(163)
(Gain) loss on sale of non-vehicle capital assets	3	(165)
Change in fair value of Public Warrants	(251)	218
Changes in financial instruments	8	106
Other	(4)	5
Changes in assets and liabilities:
Non-vehicle receivables	(201)	(334)
Prepaid expenses and other assets	(59)	(98)
Operating lease right-of-use assets	190	165
Non-vehicle accounts payable	63	6
Accrued liabilities	71	68
Accrued taxes, net	52	56
Operating lease liabilities	(200)	(178)
Self-insured liabilities	33	(25)
Net cash provided by (used in) operating activities	916	1,059
Cash flows from investing activities:
Revenue earning vehicles expenditures	(5,627)	(6,543)
Proceeds from disposal of revenue earning vehicles	2,902	2,766
Non-vehicle capital asset expenditures	(59)	(123)
Proceeds from disposal of non-vehicle capital assets	7	176
Return of (investment in) equity investments	(3)	(1)
Net cash provided by (used in) investing activities	(2,780)	(3,725)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	1,683	4,021
Repayments of vehicle debt	(1,121)	(1,872)
Proceeds from issuance of non-vehicle debt	2,885	1,250
Repayments of non-vehicle debt	(1,735)	(759)
Payment of financing costs	(42)	(17)
Share repurchases	—	(222)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2024	2023
Other	(3)	—
Net cash provided by (used in) financing activities	1,667	2,401
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(15)	13
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(212)	(252)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,206	1,418
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$994	$1,166

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$247	$207
Non-vehicle	155	117
Income taxes, net of refunds	31	10
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$362	$336
Sales of revenue earning vehicles included in vehicle receivables	97	110
Purchases of non-vehicle capital assets included in accounts payable	12	19
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	47	25
Accrual for purchases of treasury shares	—	2

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$568	$764
Restricted cash and cash equivalents:
Vehicle	137	152
Non-vehicle	289	290
Total restricted cash and cash equivalents	426	442
Total cash and cash equivalents and restricted cash and cash equivalents	994	1,206
Receivables:
Vehicle	164	211
Non-vehicle, net of allowance of $53 and $47, respectively	1,103	980
Total receivables, net	1,267	1,191
Prepaid expenses and other assets	754	725
Revenue earning vehicles:
Vehicles	18,122	16,806
Less: accumulated depreciation	(2,753)	(2,155)
Total revenue earning vehicles, net	15,369	14,651
Property and equipment, net	670	671
Operating lease right-of-use assets	2,229	2,253
Intangible assets, net	2,858	2,863
Goodwill	1,044	1,044
Total assets(1)	$25,185	$24,604
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	429	$191
Non-vehicle	566	510
Total accounts payable	995	701
Accrued liabilities	931	860
Accrued taxes, net	208	155
Debt:
Vehicle	12,774	12,242
Non-vehicle	4,595	3,449
Total debt	17,369	15,691
Operating lease liabilities	2,108	2,142
Self-insured liabilities	501	471
Deferred income taxes, net	916	1,041
Total liabilities(1)	23,028	21,061
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,568	4,610
Retained earnings (Accumulated deficit)	(2,120)	(819)
Accumulated other comprehensive income (loss)	(291)	(248)
Total stockholder's equity	2,157	3,543
Total liabilities and stockholder's equity	$25,185	$24,604
(1)    The Hertz Corporation's consolidated total assets as of June 30, 2024 and December 31, 2023 include total assets of VIEs of $1.8 billion and $1.7 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of June 30, 2024 and December 31, 2023 include total liabilities of VIEs of $1.8 billion and $1.7 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$2,353	$2,437	$4,433	$4,484
Expenses:
Direct vehicle and operating	1,440	1,347	2,806	2,568
Depreciation of revenue earning vehicles and lease charges, net	1,035	329	2,004	710
Non-vehicle depreciation and amortization	41	32	73	67
Selling, general and administrative	243	285	405	506
Interest expense, net:
Vehicle	149	132	290	243
Non-vehicle	88	56	163	107
Interest expense, net	237	188	453	350
Other (income) expense, net	(5)	(2)	(3)	7
(Gain) on sale of non-vehicle capital assets	—	—	—	(162)
Total expenses	2,991	2,179	5,738	4,046
Income (loss) before income taxes	(638)	258	(1,305)	438
Income tax (provision) benefit	(391)	(18)	4	116
Net income (loss)	$(1,029)	$240	$(1,301)	$554

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(1,029)	$240	$(1,301)	$554
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	4	(43)	18
Total other comprehensive income (loss)	(3)	4	(43)	18
Total comprehensive income (loss)	$(1,032)	$244	$(1,344)	$572

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance as of:
December 31, 2022	100	$—	$4,844	$(1,271)	$(294)	$3,279
Net income (loss)	—	—	—	314	—	314
Other comprehensive income (loss)	—	—	—	—	14	14
Stock-based compensation charges	—	—	21	—	—	21
Dividends paid to Hertz Holdings	—	—	(118)	—	—	(118)
March 31, 2023	100	—	4,747	(957)	(280)	3,510
Net income (loss)	—	—		240		240
Other comprehensive income (loss)	—	—	—	—	4	4
Stock-based compensation charges	—	—	22	—	—	22
Dividends paid to Hertz Holdings	—	—	(102)	—	—	(102)
June 30, 2023	100	$—	$4,667	$(717)	$(276)	$3,674

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance as of:
December 31, 2023	100	$—	$4,610	$(819)	$(248)	$3,543
Net income (loss)	—	—	—	(272)	—	(272)
Other comprehensive income (loss)	—	—	—	—	(40)	(40)
Stock-based compensation charges	—	—	16	—	—	16
Stock-based compensation forfeitures(1)	—	—	(68)	—	—	(68)
Dividends paid to Hertz Holdings	—	—	(2)	—	—	(2)
March 31, 2024	100	—	4,556	(1,091)	(288)	3,177
Net income (loss)	—	—	—	(1,029)	—	(1,029)
Other comprehensive income (loss)	—	—	—	—	(3)	(3)
Stock-based compensation charges	—	—	16	—	—	16
Dividends paid to Hertz Holdings	—	—	(4)	—	—	(4)
June 30, 2024	100	$—	$4,568	$(2,120)	$(291)	$2,157
(1)    Represents former CEO awards forfeited in March 2024. See also Note 10, "Stock-Based Compensation."

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,301)	$554
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	2,194	884
Depreciation and amortization, non-vehicle	73	67
Amortization of deferred financing costs and debt discount (premium)	33	29
Stock-based compensation charges	32	43
Stock-based compensation forfeitures	(68)	—
Provision for receivables allowance	63	40
Deferred income taxes, net	(65)	(163)
(Gain) loss on sale of non-vehicle capital assets	3	(165)
Changes in financial instruments	8	106
Other	(5)	4
Changes in assets and liabilities:
Non-vehicle receivables	(201)	(334)
Prepaid expenses and other assets	(59)	(98)
Operating lease right-of-use assets	190	165
Non-vehicle accounts payable	63	6
Accrued liabilities	71	68
Accrued taxes, net	55	54
Operating lease liabilities	(200)	(178)
Self-insured liabilities	33	(25)
Net cash provided by (used in) operating activities	919	1,057
Cash flows from investing activities:
Revenue earning vehicles expenditures	(5,627)	(6,543)
Proceeds from disposal of revenue earning vehicles	2,902	2,766
Non-vehicle capital asset expenditures	(59)	(123)
Proceeds from disposal of non-vehicle capital assets	7	176
Return of (investment in) equity investments	(3)	(1)
Net cash provided by (used in) investing activities	(2,780)	(3,725)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	1,683	4,021
Repayments of vehicle debt	(1,121)	(1,872)
Proceeds from issuance of non-vehicle debt	2,885	1,250
Repayments of non-vehicle debt	(1,735)	(759)
Payment of financing costs	(42)	(17)
Dividends paid to Hertz Holdings	(6)	(220)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2024	2023
Other	—	(1)
Net cash provided by (used in) financing activities	1,664	2,402
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(15)	13
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(212)	(253)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,206	1,418
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$994	$1,165

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$247	$207
Non-vehicle	155	117
Income taxes, net of refunds	31	10
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$362	$336
Sales of revenue earning vehicles included in vehicle receivables	97	110
Purchases of non-vehicle capital assets included in accounts payable	12	19
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	47	25

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q ("Quarterly Report") combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2024 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes and, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

Recently Issued Accounting Pronouncements

Not yet adopted

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board ("FASB") issued guidance that modifies segment reporting disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024 using a retrospective transition method. Early adoption is permitted. The Company will adopt the guidance when it becomes effective and will include the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2024. The Company anticipates the adoption of this guidance to have a material impact on its disclosures.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	June 30, 2024	December 31, 2023
Revenue earning vehicles	$17,773	$16,164
Less accumulated depreciation	(2,753)	(2,155)
	15,020	14,009
Revenue earning vehicles held for sale, net(1)	349	642
Revenue earning vehicles, net	$15,369	$14,651
(1)    Represents the carrying amount of vehicles classified as held for sale as of the respective balance sheet date, including the First EV Disposal Group and the Second EV Disposal Group, each as defined and disclosed below.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Depreciation of revenue earning vehicles	$844	$432	$1,528	$854
(Gain) loss on disposal of revenue earning vehicles(1)	182	(110)	458	(156)
Rents paid for vehicles leased	9	7	18	12
Depreciation of revenue earning vehicles and lease charges, net	$1,035	$329	$2,004	$710
(1)    Includes the write-down to fair value for vehicles classified as held for sale, including the First EV Disposal Group and Second EV Disposal Group as disclosed below, for the three and six months ended June 30, 2024.

In December 2023, the Company identified a group of electric vehicles ("EVs") that it desired to sell (the "First EV Disposal Group") in response to management's determination that the supply of EVs exceeded customer demand, elevated EV damage and collision costs and a decline in EV residual values. As a result, the First EV Disposal Group, included in the Company's Americas RAC segment, was classified as held for sale with an aggregate carrying value of $542 million and is included in revenue earning vehicles, net in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2023. As of June 30, 2024, approximately 90% of the First EV Disposal Group has been sold and the carrying values of the remaining vehicles written down to fair value less costs to sell. This resulted in incremental charges, primarily incurred in the first quarter of 2024, of $41 million for losses incurred on the vehicles sold and $44 million for the write-down on the remaining vehicles, which are included in depreciation of revenue earning vehicles and lease charges, net in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2024. The remaining, unsold portion of the First EV Disposal Group has an aggregate carrying value of $30 million and is included in revenue earning vehicles, net in the accompanying unaudited consolidated balance sheet as of June 30, 2024.

In March 2024, the Company identified an additional group of EVs that it desired to sell (the "Second EV Disposal Group") in response to management's determination that the supply of EVs exceeded customer demand, elevated EV damage and collision costs and a decline in EV residual values. As a result, the Second EV Disposal Group, consisting of approximately 9,000 EVs in the Company's Americas RAC segment and approximately 1,000 EVs in the Company's International RAC segment, was classified as held for sale with carrying values written down to fair value less costs to sell resulting in write-downs of $107 million and $7 million in the Company's Americas RAC and International RAC segments, respectively, which are included in depreciation of revenue earning vehicles and lease charges, net in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2024. As of June 30, 2024, approximately 60% of the Second EV Disposal Group has been sold and the carrying value of the remaining vehicles in the Second EV Disposal Group have been written down to fair value less costs to sell. This resulted in incremental charges during the second quarter of 2024 of $6 million for

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
losses incurred on the vehicles sold in the Company's Americas RAC segment and charges of $14 million and $4 million for the write-down on the remaining vehicles in the Company's Americas RAC and International RAC segments, respectively, which are included in depreciation of revenue earning vehicles and lease charges, net in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024. The remaining, unsold portions of the Second EV Disposal Group have aggregate carrying values of $82 million and $17 million in the Company's Americas RAC and International RAC segments, respectively, which are included in revenue earning vehicles, net in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2024.

Note 5—Goodwill and Intangible Assets, Net

Recoverability of Goodwill and Indefinite-lived Intangible Assets

As of June 30, 2024, the Company tested the recoverability of its goodwill and indefinite-lived intangible assets due to the impact related to the Company's reduction in cash flow projections and declines in the stock price of Hertz Global. The quantitative fair value test utilized the Company's most recent cash flow projections, including a range of potential outcomes, along with a long-term growth rate of 2% and a range of discount rates between 19.0% and 12.0%. Based on the quantitative tests, no impairments were recorded in the second quarter of 2024. However, the fair value of the Dollar and Thrifty tradename, which is an indefinite-lived intangible asset, in the Company's Americas RAC segment was in excess by 12% of the carrying values of $934 million.

Further deterioration in the Company’s cash flow projections or the weighted average cost of capital assumptions may result in an impairment charge to earnings in future quarters. The Company will continue to closely monitor actual results versus its expectations and the resulting impact to its assumptions about future estimated cash flows and the weighted average cost of capital. If the Company's expectations of the operating results, both in magnitude or timing, do not materialize, or if its weighted average cost of capital increases, the Company may be required to record goodwill and indefinite-lived intangible asset impairment charges, which could be material.

Note 6—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of June 30, 2024 and December 31, 2023:

Facility	Weighted-Average Interest Rate as of June 30, 2024	Fixed or Floating Interest Rate	Maturity	June 30, 2024	December 31, 2023
Non-Vehicle Debt
First Lien RCF	8.67%	Floating	6/2026	$160	$—
Term B Loan	8.86%	Floating	6/2028	1,261	1,268
Incremental Term B Loan	9.08%	Floating	6/2028	498	500
Term C Loan	8.86%	Floating	6/2028	245	245
First Lien Senior Notes	12.63%	Fixed	7/2029	750	—
Exchangeable Notes(1)	8.00%	Fixed	7/2029	250	—
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
Other Non-Vehicle Debt(2)	7.08%	Fixed	Various	21	2
Unamortized Debt Issuance Costs and Net (Discount) Premium(3)				(90)	(66)
Total Non-Vehicle Debt				4,595	3,449

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of June 30, 2024	Fixed or Floating Interest Rate	Maturity	June 30, 2024	December 31, 2023
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(4)	6.95%	Floating	4/2026	1,952	1,492
HVF III Series 2021-A Class B(4)	9.44%	Fixed	8/2025	188	188
				2,140	1,680
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(4)	1.66%	Fixed	12/2024	2,000	2,000
HVF III Series 2021-2(4)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(4)	2.44%	Fixed	6/2025	750	750
HVF III Series 2022-2(4)	2.78%	Fixed	6/2027	750	750
HVF III Series 2022-3(4)	N/A	Fixed	3/2024	—	192
HVF III Series 2022-4(4)	4.22%	Fixed	9/2025	667	667
HVF III Series 2022-5(4)	4.39%	Fixed	9/2027	364	364
HVF III Series 2023-1(4)	6.17%	Fixed	6/2026	500	500
HVF III Series 2023-2(4)	6.30%	Fixed	9/2028	300	300
HVF III Series 2023-3(4)	6.46%	Fixed	2/2027	500	500
HVF III Series 2023-4()	6.66%	Fixed	3/2029	500	500
				8,331	8,523
Vehicle Debt - Other
European ABS(3)	5.47%	Floating	3/2026	1,314	1,205
Hertz Canadian Securitization(4)	6.50%	Floating	4/2026	450	350
Australian Securitization(4)	5.94%	Floating	6/2025	208	203
New Zealand RCF	8.44%	Floating	6/2025	57	70
U.K. Financing Facility	7.85%	Floating	7/2024-5/2028	187	173
Other Vehicle Debt(5)	6.68%	Floating	7/2024-5/2028	144	110
				2,360	2,111
Unamortized Debt Issuance Costs and Net (Discount) Premium				(57)	(72)
Total Vehicle Debt				12,774	12,242
Total Debt				$17,369	$15,691
(1)    As a result of the bifurcated Exchange Feature, as disclosed below, the effective interest rate at issuance and as of June 30, 2024 was approximately 14.4%.
(2)    Other non-vehicle debt is primarily comprised of $21 million and $1 million in finance lease obligations as of June 30, 2024 and December 31, 2023, respectively.
(3)    Includes approximately $9 million of unamortized debt issuances costs associated with the Exchangeable Notes as of June 30, 2024.
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
(5)    Other vehicle debt is primarily comprised of $98 million and $104 million in finance lease obligations as of June 30, 2024 and December 31, 2023, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Non-Vehicle Debt

First Lien Credit Agreement

In April 2024, the credit agreement governing the First Lien RCF (the "First Lien Credit Agreement"), which requires Hertz to comply with a financial covenant consisting of a ratio of first lien debt to Consolidated EBITDA ("the First Lien Ratio"), as defined within the First Lien Credit Agreement and may be materially different than Adjusted Corporate EBITDA presented in Part I, Item 2 of this Quarterly Report, was amended ("Amendment No. 8") to require a ratio of less than or equal to 5.0x in the second and third quarters of 2024 and 4.75x in the fourth quarter of 2024 and the first quarter of 2025. Amendment No. 8 also contains a minimum liquidity covenant of $400 million for each month ending in the second and third quarters of 2024 and $500 million for each month ending in the fourth quarter of 2024 and the first quarter of 2025. Liquidity as defined in the First Lien Credit Agreement may be materially different than corporate liquidity presented in Part I, Item 2 of this Quarterly Report. Amendment No. 8 also adds certain limitations on Restricted Payments and Permitted Investments (each as defined in the First Lien Credit Agreement). Under the terms of Amendment No. 8, the increased First Lien Ratio, minimum liquidity covenant, and limitations on Restricted Payments and Permitted Investments will sunset on the first day of the second quarter of 2025.

In July 2024, consistent with obligations arising from the issuance of the First Lien Senior Notes and the Exchangeable Notes, as disclosed below, Hertz Holdings entered into a parent guarantee agreement with the administrative agent for the First Lien Credit Agreement. Prior to the issuance of each of the First Lien Senior Notes and the Exchangeable Notes, Hertz Holdings did not guarantee the obligations under the First Lien Credit Agreement.

First Lien Senior Notes

In June 2024, Hertz issued $750 million in aggregate principal amount of 12.625% First Lien Senior Secured Notes due 2029 (the "First Lien Senior Notes"), which are guaranteed by Hertz Holdings, Rental Car Intermediate Holdings, LLC and each of Hertz’s direct and indirect U.S. subsidiaries that are guarantors under the First Lien Credit Agreement. The First Lien Senior Notes bear interest payable semi-annually in arrears on January 15 and July 15 of each year, beginning in January 2025. The First Lien Senior Notes mature in July 2029.

Exchangeable Notes

In June 2024, Hertz issued $250 million in aggregate principal amount of 8.000% Exchangeable Senior Second-Lien Secured PIK Notes due 2029 (the “Exchangeable Notes”), which are guaranteed by Hertz Holdings, Rental Car Intermediate Holdings, LLC and each of Hertz’s direct and indirect U.S. subsidiaries that are guarantors under the First Lien Credit Agreement. The Exchangeable Notes bear paid-in-kind ("PIK") interest payable semi-annually in arrears on July 15 and January 15 of each year, beginning in January 2025. The Exchangeable Notes mature in July 2029 (the "Maturity Date"), unless repurchased, redeemed or exchanged (the "Exchange Feature"), in accordance with their terms prior to the Maturity Date.

Prior to April 15, 2029, the Exchangeable Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods. Thereafter, the Exchangeable Notes will be exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the Maturity Date. The Exchangeable Notes will be exchangeable by holders into shares of Hertz Global common stock, cash or a combination of common stock and cash, at the Company's election, at an initial exchange rate of 150.9388 shares per $1,000 principal amount of Exchangeable Notes, corresponding to an initial exchange price of $6.6252 per share, subject to adjustment upon the occurrence of certain events.

The Company may redeem the Exchangeable Notes on or after July 20, 2027 and on or prior to the 31st scheduled trading day immediately preceding the Maturity Date, if the last reported sale price per share of Hertz Global common stock has been at least 250% of the exchange price for the Exchangeable Notes for certain specified periods. The Company may redeem all (but not part) of the Exchangeable Notes at a cash redemption price equal

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
to the initial principal amount of the Exchangeable Notes to be redeemed plus PIK interest on such Exchangeable Notes for each interest payment date occurring on or prior to the redemption date plus accrued and unpaid PIK interest on such Exchangeable Notes to, but not including, the redemption date.

At the time of issuance, certain investors affiliated with CK Amarillo LP, which is an affiliate of Hertz Holdings, purchased approximately $44 million of the Exchangeable Notes as further disclosed in Note 14, "Related Party Transactions."

Upon issuance, the Company bifurcated the Exchange Feature from the Exchangeable Notes for accounting purposes utilizing applicable guidance. The initial carrying value of the Exchange Feature was $68 million and recorded in non-vehicle debt in the accompanying unaudited consolidated balance sheet as of June 30, 2024, as further disclosed in Note 12, "Fair Value Measurements."

Vehicle Debt

HVF III U.S. Vehicle Variable Funding Notes

In April 2024, Hertz Vehicle Financing III LLC ("HVF III"), a wholly-owned, special-purpose and bankruptcy-remote subsidiary of Hertz, amended the HVF III Series 2021-A Notes to extend the maturity of the Class A Notes to April 2026.

In May 2024, HVF III amended the HVF III Series 2021-A Notes to reduce the Tesla concentration limit.

HVF III U.S. Vehicle Medium Term Notes

HVF III Series 2024-1 Notes and Series 2024-2 Notes: In July 2024, HVF III issued the Series 2024-1 Notes (Class A, Class B, Class C and Class D) and Series 2024-2 Notes (Class A, Class B, Class C and Class D) each in aggregate principal amounts of $375 million with maturity dates of January 2028 and January 2030, respectively.

Vehicle Debt-Other

European ABS

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

In June 2024, the European ABS was amended to (i) incorporate the Belgium fleet within the European ABS financing structure and (ii) make certain other administrative amendments and revisions for the incorporation of the Belgian fleet (the "Amendments"). The aggregate maximum borrowings available under the European ABS remain unchanged after giving effect to the Amendments.

Canadian Securitization

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Australian Securitization

In July 2024, HA Fleet Pty Limited, an indirect wholly-owned subsidiary of Hertz, amended the Australian Securitization to extend the maturity date to June 2026.

U.K. Financing Facility

In June 2024, the U.K. Financing Facility was amended to provide for a seasonal increase in aggregate maximum borrowings from £135 million to £155 million until October 2024.

In July 2024, the U.K. Financing Facility was amended to increase aggregate maximum borrowings from £135 million to £170 million, and together with the June 2024 amendment, providing for aggregate maximum borrowings of £190 million for the seasonal commitment period ending October 2024. Upon expiration of the seasonal commitment period, aggregate maximum borrowings will revert to £170 million. Also under the amendment, the maturity date of the U.K. Financing Facility was extended to May 2025.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following facilities were available to the Company as of June 30, 2024 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$1,257	$1,257
Total Non-Vehicle Debt	1,257	1,257
Vehicle Debt
HVF III Series 2021-A	1,813	—
European ABS	254	—
Hertz Canadian Securitization	6	—
Australian Securitization	18	—
New Zealand RCF	16	—
U.K. Financing Facility	9	3
Other Vehicle Debt	7	—
Total Vehicle Debt	2,123	3
Total	$3,380	$1,260

Letters of Credit

As of June 30, 2024, there were outstanding standby letters of credit totaling $843 million comprised primarily of $583 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of June 30, 2024, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization facilities and to support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of June 30, 2024, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of June 30, 2024 and December 31, 2023, IFF No. 2 had total assets of $1.8 billion and $1.7 billion, respectively, comprised primarily of intercompany receivables, and total liabilities of $1.8 billion and $1.7 billion, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenant: the First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Amendment No. 8 temporarily increases the First Lien Ratio and contains a minimum liquidity covenant for each fiscal quarter beginning in the second quarter of 2024 and will

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
sunset on the first day of the second quarter of 2025, as disclosed above. As of June 30, 2024, Hertz was in compliance with the First Lien Ratio, as temporarily amended.

Additionally, the First Lien Credit Agreement, the First Lien Senior Notes, the Exchangeable Notes, the Senior Notes Due 2026 and the Senior Notes Due 2029 (collectively, the "Corporate Indebtedness") contain customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and/or compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and, where applicable, the granting of security interests for the benefit of the secured parties under the applicable agreements on after-acquired real property, fixtures and future subsidiaries.

The terms of the Corporate Indebtedness contain covenants limiting the ability of Hertz and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, Hertz Global capital stock; make certain investments or other restricted payments; sell certain assets; transfer intellectual property to unrestricted subsidiaries; merge, consolidate or sell all or substantially all of its assets; and create restrictions on the ability of Hertz’s restricted subsidiaries to pay dividends or other amounts to Hertz. As per the terms of the Corporate Indebtedness, these covenants are subject to a number of important and significant limitations, qualifications and exceptions.

As of June 30, 2024, the Company was in compliance with all covenants under the terms of the agreements governing the respective Corporate Indebtedness.

Note 7—Leases

The Company enters into certain agreements as a lessor under which it rents vehicles and leases fleets to customers. The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating lease income from vehicle rentals	$2,130	$2,214	$4,013	$4,073
Variable operating lease income	163	165	304	297
Revenue accounted for under Topic 842	2,293	2,379	4,317	4,370
Revenue accounted for under Topic 606	60	58	116	114
Total revenues	$2,353	$2,437	$4,433	$4,484

Note 8—Income Tax (Provision) Benefit

Hertz Global

For the three months ended June 30, 2024, Hertz Global recorded a tax provision of $392 million, which resulted in an effective tax rate of (83%). For the three months ended June 30, 2023, Hertz Global recorded a tax provision of $19 million, which resulted in an effective tax rate of 12%.

The change in taxes for the three months ended June 30, 2024 compared to the same period in 2023 was primarily driven by lower pretax income in 2024, valuation allowances on U.S. and foreign deferred tax assets recorded in 2024 and lower estimated EV credits in 2024.

For the first half of 2024, Hertz Global recorded a tax benefit of $3 million, which resulted in an effective tax rate of 0%. For the first half of 2023, Hertz Global recorded a tax benefit of $115 million, which resulted in an effective tax rate of (52)%.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The change in taxes in the first half of 2024 compared to the same period in 2023 was primarily driven by lower pretax income in 2024, valuation allowances on U.S. and foreign deferred tax assets recorded in 2024, benefits related to our pre-filing agreement with the IRS in 2023 and the non-taxable change in the fair value of warrants.

The Company determined that it was more-likely-than-not that certain deferred tax assets will not be realized. The Company evaluated positive and negative evidence, including operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company's losses in the most recent period represented sufficient negative evidence to require valuation allowances against certain deferred tax assets. The Company will assess the valuation allowances periodically and could reverse these amounts, partially or in total, if business results sufficiently improve to support the realization of certain deferred tax assets.

Hertz

For the three months ended June 30, 2024, Hertz recorded a tax provision of $391 million, which resulted in an effective tax rate of (61%). For the three months ended June 30, 2023, Hertz recorded a tax provision of $18 million, which resulted in an effective tax rate of 7%.

The change in taxes for the three months ended June 30, 2024 compared to the same period in 2023 was primarily driven by lower pretax income in 2024, valuation allowances on U.S. and foreign deferred tax assets recorded in 2024 and lower estimated EV credits in 2024.

For the first half of 2024, Hertz recorded a tax benefit of $4 million, which resulted in an effective tax rate of 0%. For the first half of 2023, the Company recorded a tax benefit of $116 million, which resulted in an effective tax rate of (26)%.

The change in taxes in the first half of 2024 compared to the same period in 2023 was primarily driven by lower pretax income in 2024, valuation allowances on U.S. and foreign deferred tax assets recorded in 2024 and benefits related to our pre-filing agreement with the IRS in 2023.

The Company determined that it was more-likely-than-not that certain deferred tax assets will not be realized. The Company evaluated positive and negative evidence, including operating results during the most recent three-year period and future projections, with more weight given to historical results than expectations of future profitability, which are inherently uncertain. The Company's losses in the most recent period represented sufficient negative evidence to require valuation allowances against certain deferred tax assets. The Company will assess the valuation allowances periodically and could reverse these amounts, partially or in total, if business results sufficiently improve to support the realization of certain deferred tax assets.

Note 9—Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

During the three and six months ended June 30, 2024, 4,337 and 8,763 Public Warrants were exercised, of which 2,066 and 5,516 were cashless exercises and 2,271 and 3,247 were exercised for $13.80 per share. As of June 30, 2024, a cumulative 6,343,967 Public Warrants have been exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. See Note 12, "Fair Value Measurements."

In connection with the issuance of the Exchangeable Notes, as disclosed in Note 6, "Debt," an anti-dilution provision in the agreement governing the Public Warrants required that the exercise price and warrant number be adjusted. This resulted in the exercise price of the Public Warrants decreasing from $13.80 to $13.61, effective upon the issuance of the Exchangeable Notes on June 28, 2024. Effective concurrently with the change in exercise price, the number of shares of Hertz Global common stock to which a holder of a Public Warrant is entitled upon exercise of a Public Warrant increased from one share to 1.0140 shares.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Share Repurchase Programs for Common Stock

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board of Directors approved, a new share repurchase program (the "2022 Share Repurchase Program") that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. The 2022 Share Repurchase Program, announced on June 15, 2022, has no initial time limit, does not obligate Hertz Global to acquire any particular amount of common stock and can be discontinued at any time. However, during the effective period of Amendment No. 8, as disclosed in Note 6, "Debt," the repurchase of shares is not permitted commencing April 16, 2024 through April 1, 2025. Since the inception of the 2022 Share Repurchase Program, a total of 66,684,169 shares of Hertz Global's common stock have been repurchased for an aggregate purchase price of $1.1 billion, excluding applicable excise tax. There were no share repurchases during the six months ended June 30, 2024.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023.

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

Computation of Earnings (Loss) Per Common Share

Basic earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, including Public Warrants and Exchangeable Notes, except when the effect would be antidilutive. Additionally, the Company removes the income or expense impacts related to Public Warrants and Exchangeable Notes when computing diluted earnings (loss) per common share, when the impacts are dilutive.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)(1)	2024	2023	2024	2023
Numerator:
Net income (loss) available to Hertz Global common stockholders, basic and diluted	$(865)	$139	$(1,051)	$335
Denominator:
Basic weighted-average common shares outstanding	306	314	306	318
Dilutive effect of stock options, RSUs and PSUs	—	1	—	1
Diluted weighted-average shares outstanding	306	315	306	319
Antidilutive Public Warrants	142	13	99	15
Antidilutive stock options, RSUs and PSUs	13	6	11	6
Antidilutive shares related to Exchangeable Notes	1	—	1	—
Total antidilutive	156	19	111	21
Earnings (loss) per common share:
Basic	$(2.82)	$0.44	$(3.44)	$1.06
Diluted	$(2.82)	$0.44	$(3.44)	$1.05
(1)    The table above is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands, and as a result, may not agree to the amounts shown in the table when calculated in millions.
Note 10—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz. In 2021, Hertz Global's Board of Directors approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of June 30, 2024, 51,306,406 shares of the Company's common stock were authorized and remain available for future grants under the 2021 Omnibus Plan. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

A summary of the total employee compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Employee compensation expense(1)	$16	$22	$(36)	$43
Income tax benefit	(3)	(3)	(5)	(8)
Employee compensation expense, net	$13	$19	$(41)	$35
(1)    For the six months ended June 30, 2024, includes $68 million of former CEO awards forfeited in March 2024.

As of June 30, 2024, there was $118 million of total unrecognized employee compensation expense expected to be recognized over the remaining 1.8 years, on a weighted average basis, of the requisite service period that began on the grant dates of the outstanding awards.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Stock Options and Stock Appreciation Rights

A summary of stock option activity under the 2021 Omnibus plan for the first half of 2024 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	2,431,503	$26.17	6.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(499,439)	26.17	—	—
Outstanding as of June 30, 2024	1,932,064	26.17	7.2	—
Exercisable as of June 30, 2024	(1,318,160)	26.17	7.2	—
Non-vested as of June 30, 2024	613,904

Performance Stock Awards ("PSAs"), Performance Stock Units ("PSUs") and Performance Units ("PUs")

A summary of the PSU activity for the first half of 2024 under the 2021 Omnibus Plan is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	9,102,738	$17.52	$95
Granted(1)	4,278,575	5.10	—
Vested	—	—	—
Forfeited or Expired(2)	(9,253,631)	17.19	—
Outstanding as of June 30, 2024	4,127,682	5.38	15
(1)    Presented assuming the issuance at the original target award amount (100%).
(2)    Includes former CEO awards forfeited in March 2024.

Compensation expense for PSUs is based on the grant date fair value of Hertz Global common stock. For grants issued in 2024, vesting eligibility is based on market, performance and service conditions of primarily two to five years. Accordingly, the number of shares issued at the end of the performance period could range between 0% and 200% of the original target award amount (100%) disclosed in the table above. Certain of these PSUs, which were granted during the months of April and June in the second quarter of 2024, were valued on the respective grant date using a Monte Carlo simulation model that incorporates the assumptions noted in the following table:

	Grants
Assumption	April 2024	June 2024
Expected volatility	60%	65%
Expected dividend yield	—%	—%
Expected term (years)	5	5
Risk-free interest rate	4.34%	4.30%
Weighted-average grant date fair value	$5.92	$1.71

As of June 30, 2024, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity for the first half of 2024 under the 2021 Omnibus Plan is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	6,314,564	$15.71	$66
Granted	13,931,065	5.91	—
Vested	(1,834,935)	12.99	—
Forfeited or Expired(1)	(3,202,340)	13.36	—
Outstanding as of June 30, 2024	15,208,354	7.56	54
(1)    Includes former CEO awards forfeited in March 2024.

Additional information pertaining to RSU activity is as follows:

	Six Months Ended June 30,
	2024	2023
Total fair value of awards that vested (in millions)	$24	$5
Weighted-average grant-date fair value of awards granted	$5.91	$17.37

RSU grants issued in 2024 vest ratably over a period of three years.

Deferred Stock Units

As of June 30, 2024, there were approximately 151,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

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

None of the Company's financial instruments have been designated as hedging instruments as of June 30, 2024 and December 31, 2023. The Company classifies cash flows from financial instruments according to the classification of the cash flows of the economically hedged item(s).

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

Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives		Liability Derivatives
(In millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Interest rate instruments(1)	$5	$10	$—	$—
Foreign currency forward contracts(1)	3	5	3	2
Exchange Feature related to Exchangeable Notes(2)	—	—	68	—
Total	$8	$15	$71	$2
(1)    All asset derivatives are recorded in prepaid expenses and other assets and all liability derivatives are recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.
(2)    The Exchange Feature, as disclosed in Note 6, "Debt," is recorded in non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2024.

The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2024	2023	2024	2023
Interest rate instruments	Vehicle interest expense, net	$(3)	$7	$(2)	$11
Foreign currency forward contracts	Selling, general and administrative expense	3	(5)	(9)	(10)
Total		$—	$2	$(11)	$1

Gains and losses associated with the Exchange Feature of the Exchangeable Notes are recorded in non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statement of operations. The Exchange Feature was bifurcated as a derivative upon issuance of the Exchangeable Notes in June 2024, as further disclosed in Note 6, "Debt." During the three and six months ended June 30, 2024, no gains or losses were recognized for the Exchange Feature.

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

	June 30, 2024		December 31, 2023
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Other Non-Vehicle Debt	$4,435	$3,757	$3,515	$3,285
Exchangeable Notes(1)	250	250	—	—
Total Non-Vehicle Debt	4,685	4,007	3,515	3,285
Vehicle Debt	12,831	12,496	12,314	11,878
Total	$17,516	$16,503	$15,829	$15,163
(1)    As of June 30, 2024, the nominal unpaid principal balance and aggregate fair value of the Exchangeable Notes include $68 million related to the Exchange Feature, which is measured based on Level 3 inputs as disclosed below.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	June 30, 2024				December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$107	$—	$—	$107	$362	$—	$—	$362
Liabilities:
Public Warrants	$203	$—	$—	$203	$453	$—	$—	$453
Exchange Feature	$—	$—	$68	$68	$—	$—	$—	$—

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Public Warrants - Hertz Global

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 9, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price (i.e., a Level 1 input). For the three and six months ended June 30, 2024, the fair value adjustments were gains of $165 million and $251 million, respectively. For the three and six months ended June 30, 2023, the fair value adjustment were losses of $100 million and $218 million, respectively. These amounts are recorded in change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statement of operations for Hertz Global for the three and six months ended June 30, 2024 and 2023.

Exchange Feature

The Exchangeable Notes contain an embedded conversion feature, the Exchange Feature, that is required to be bifurcated and accounted for separately from the Exchangeable Notes as a derivative liability at fair value. Refer to Note 6, "Debt," and Note 11, "Financial Instruments," for further information.

The fair value of the Exchange Feature was determined using a lattice model and a “with-and-without” valuation methodology. The inputs used to estimate the fair value of the Exchange Feature include the probability of potential settlement scenarios, the expected timing of such settlement and an expected volatility determined by reference to historical stock volatilities. As the expected volatility input is considered unobservable, the Company has categorized the Exchange Feature as Level 3 in the fair value hierarchy.

The estimated fair value of the Exchange Feature was computed using the following key inputs at the measurement date upon issuance:

June 30, 2024
Hertz Global common share price	$3.53
Expected term (years)	5.05
Risk-free interest rate	4.33%
Expected volatility	48.75%

During the three and six months ended June 30, 2024, no gains or losses were recognized for the Exchange Feature. The following table summarizes the activity related to the fair value of the Exchange Feature:

(In millions)	Three Months Ended June 30, 2024
Fair value at the beginning of the period	$—
Initial recognition of derivative liability	68
Fair value at the end of the period	$68

Financial Instruments

The fair value of the Company's financial instruments as of June 30, 2024 and December 31, 2023 are disclosed in Note 11, "Financial Instruments." The Company's financial instruments, excluding the Exchange Feature as disclosed above, are priced using quoted market prices for similar assets or liabilities in active markets (i.e., Level 2 inputs).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In December 2023, the First EV Disposal Group was classified as held for sale and recorded at fair value (as determined using Level 2 inputs) less costs to sell. As of June 30, 2024, the remaining, unsold portion of the First EV Disposal Group continues to be classified as held for sale and is recorded at the lower of carrying value or fair value (as determined using Level 2 inputs) less costs to sell. In response to management's determination that the supply of EVs in the Company's fleet continued to exceed customer demand, elevated EV damage and collision costs and a decline in residual values, the Second EV Disposal Group was classified as held for sale as of March 31, 2024. As of June 30, 2024, the remaining, unsold portion of the Second EV Disposal Group continues to be classified as held for sale and is recorded at the lower of carrying value or fair value (as determined using Level 2 inputs) less costs to sell. See Note 4, "Revenue Earning Vehicles," for additional information.

Note 13—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of June 30, 2024 and December 31, 2023, the Company's liability recorded for self-insured liabilities was $501 million and $471 million, of which $361 million and $336 million relates to liabilities incurred by the Company's Americas RAC operations, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is monitored quarterly based on evolving accident claim history and insurance-related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time, the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the three months ended June 30, 2024 or the period after June 30, 2024, but before the filing of this Quarterly Report.

Make-Whole and Post-Petition Interest Claims – On July 1, 2021, Wells Fargo Bank, N.A. ("Wells Fargo"), in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 and (4) 6.000% Unsecured Notes due 2028 issued by The Hertz Corporation (collectively, the “Unsecured Notes”), filed a complaint against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this paragraph summary as “defendants”). The filing of the complaint initiated the adversary proceeding captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et al. in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"), Adv. Pro. No. 21-50995 (MFW). The complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that the holders assert total approximately $272 million or, in the alternative, are entitled to payment of post-petition interest at a contractual rate that they assert totals approximately $125 million. The complaint also asserts the right to pre-judgment interest from July 1, 2021 to the date of any judgment. On December 22, 2021, the Delaware Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 Notes and the 2024 Notes and (ii) post-petition interest at the contract rate. On November 9,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
2022, the Delaware Bankruptcy Court ruled that the make-whole premium is the same as unmatured interest and is disallowed under the U.S. Bankruptcy Code, granting summary judgment in the defendants’ favor. The Delaware Bankruptcy Court certified the matter directly to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) and, on January 25, 2023, the Third Circuit accepted Wells Fargo’s appeal. The Third Circuit held an oral argument for this appeal on October 25, 2023, and the parties are awaiting the Third Circuit's decision. The Company cannot predict the ultimate outcome or timing of this litigation; however, an adverse ruling by the Third Circuit, followed by an entry of judgment against Hertz by the Delaware Bankruptcy Court, could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Claims Related to Alleged False Arrests – A group of claims involving allegations that the police detained or arrested individuals in error after the Company reported rental cars as stolen were previously advanced against the Company. These claims first arose from actions allegedly taken by the Company prior to its emergence from bankruptcy reorganization; some claims alleged post-emergence behavior by the Company. These claims have been the subject of press coverage, and the Company has received government inquiries on the matter. The Company has policies to help guide the proper treatment of its customers and to seek to protect itself against the theft of its services or assets, and the Company has taken significant steps to modernize and update those policies. In December 2022, the Company entered into settlement agreements with 364 claimants in full and final resolutions of their claims for an aggregated amount of approximately $168 million (the "Settlement"), all of which amount was paid by the Company during December 2022. The Settlement resolved nearly all of the false arrest-related claims being advanced in the U.S. Bankruptcy Court for the District of Delaware, Adv. Pro. No. 20-11247 (MFW) and state court in Delaware (captioned Flannery, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-07-100 and Okoasia, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-09-531). Also, as a result of the Settlements, state court matters pending in Pennsylvania, captioned Lovelace, et al. v. Hertz Global Holdings, Inc., et al., Case No. 220801729, and in Florida, captioned Lizasoain, et al. v. Hertz Global Holdings, Inc., et al., Case No. 2022-015316-CA-1, were dismissed with prejudice. The Company continues to vigorously defend itself and believes that the ultimate resolution of any remaining claims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Relatedly, in May 2022, the Company filed a complaint against several of its insurers seeking a determination of its rights under its commercial general liability, and directors and officers liability, insurance policies for these alleged claims in a declaratory judgment action pending in Delaware Superior Court, Hertz Global Holdings, Inc., et al. v. ACE American Insurance Co., et al., C.A. No. N22C-05-130 MMJ (CCLD). On June 30, 2023, Hertz entered into a confidential settlement with ACE American Insurance Company. The case is ongoing against the remaining insurers.

Share Repurchase Program Litigation – On May 11, 2023, Angelo Cascia, a purported stockholder of Hertz Global, filed a putative class and derivative lawsuit in the Delaware Court of Chancery (the "Delaware Chancery Court") against certain current and former directors of Hertz Global, Knighthead Capital Management, LLC, Certares Opportunities LLC and CK Amarillo LP. The claims in the complaint relate to the Company’s share repurchase programs approved in November 2021 and June 2022. Among other allegations, the plaintiff claims Board members breached their fiduciary duties in approving these share repurchase programs and that Knighthead, Certares, and CK Amarillo were unjustly enriched because they gained a majority stake in Hertz Global as a result of share repurchases. Defendants filed their motion to dismiss the complaint on July 24, 2023. On March 11, 2024, the Delaware Chancery Court held a hearing on defendants' motion to dismiss. On June 20, 2024, the Delaware Chancery Court granted in part and denied in part the defendants' motion to dismiss. The Delaware Chancery Court dismissed the claims against directors Feiken, Fields, Intrieri and Vougessis with prejudice, dismissed the claims related to the 2021 buyback without prejudice and allowed the remaining claims to proceed.

Securities Class Action Complaint – On May 31, 2024, a complaint was filed in the United States District Court for the Middle District of Florida, captioned Edward M. Doller v. Hertz Global Holdings, Inc. et al. (No. 2:24-CV-00513). The complaint asserts claims against Hertz Holdings, former Company CEO, Stephen M. Scherr, and former Company Chief Financial Officer, Alexandra Brooks, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, concerning statements regarding the financial impact of vehicle depreciation and demand for EVs. Plaintiffs assert claims on behalf of a putative class, consisting of all persons and entities that purchased or otherwise acquired Hertz Holdings’ securities between April 27, 2023 and April 24, 2024. The complaint seeks unspecified damages, together with interest, attorneys’ fees and other costs.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Warrant Holder Litigation – The holders of approximately 11% of the outstanding Public Warrants issued by Hertz Holdings under the Warrant Agreement, dated as of June 30, 2021 (the “Warrant Agreement”), filed a lawsuit, captioned Discovery Global Opportunity Master Fund, Ltd. v. Hertz Global Holdings, Inc., Case No. 2024-0655 (the “Action”), in the Delaware Chancery Court, on June 14, 2024. The complaint in the Action alleges generally that a “Change of Control Event” (as defined in the Warrant Agreement) had occurred by virtue of Hertz Holdings’ repurchase of shares between November 2021 and December 31, 2023 and Hertz Holdings’ incurrence of indebtedness. The complaint further asserts that, as a result of the alleged Change of Control Event, the plaintiffs are entitled to a “Change of Control Payment Amount” (as defined in the Warrant Agreement) in the amount of $20.47 per Public Warrant, or approximately $188 million in the aggregate, for their 11% position. The complaint asserts three claims for breach of contract and seeks a declaration from the Delaware Chancery Court that a Change of Control Event has occurred and that Hertz Holdings breached the Warrant Agreement by failing to redeem the warrants, monetary damages of at least $188 million plus pre- and post-judgment interest, and an order of specific performance, requiring Hertz Holdings to comply with its contractual obligations under the Warrant Agreement. On June 17, 2024, Hertz Holdings filed a motion to dismiss the complaint.

The Company has established reserves for matters where the Company believes that losses are probable and can be reasonably estimated. Other than the aggregate reserve established for claims for self-insured liabilities, none of those reserves are material. For matters where the Company has not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. These matters are subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

Indemnification Obligations

In the ordinary course of business, the Company has executed contracts involving indemnification obligations customary in the relevant industry and indemnifications specific to a transaction, such as the sale of a business. These indemnification obligations might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships and financial matters. Specifically, the Company has indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expenses or related natural resource damages for which the Company may be held responsible could be substantial. In addition, Hertz entered into customary indemnification agreements with Hertz Holdings and certain of the Company's stockholders and their affiliates pursuant to which Hertz Holdings and Hertz will indemnify those entities and their respective affiliates, directors, officers, partners, members, employees, agents, representatives and controlling persons, against certain liabilities arising out of performance of a consulting agreement with Hertz Holdings and each of such entities and certain other claims and liabilities, including liabilities arising out of financing arrangements or securities offerings. The Company has entered into customary indemnification agreements with each of its directors and certain of its officers. Performance under these indemnification obligations would generally be triggered by a breach of terms of the contract or by a third-party claim. In connection with the separation of the car rental business in 2016, the Company executed an agreement with Herc Holdings Inc. that contains mutual indemnification clauses and a customary indemnification provision with respect to liability arising out of, or resulting from, assumed legal matters. The Company regularly evaluates the probability of having to incur costs associated with these indemnification obligations and has accrued for expected losses that are probable and estimable.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 14—Related Party Transactions

Other Relationships

On June 19, 2024, Hertz entered into a Note Purchase Agreement (“NPA”) with Knighthead Annuity & Life Assurance Company, Knighthead Distressed Opportunities Fund, L.P., Knighthead (NY) Fund, L.P., Knighthead Master Fund, L.P. and CK Opportunities Fund I, LP (collectively, the “Investors”), which entities are investors affiliated with CK Amarillo LP, an affiliate of Hertz Holdings, in connection with a backstop for Hertz's Exchangeable Notes offering, as disclosed in Note 6, "Debt." Under the terms of the NPA, Hertz had the right, but not the obligation, to sell to the Investors up to approximately $44 million in aggregate principal amount of Exchangeable Notes at the same price paid by investors in the offering of Exchangeable Notes. At the time of issuance, the Investors purchased approximately $44 million of the Exchangeable Notes on terms no less favorable than those purchased by non-related parties in the offering.

Note 15—Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Revenues
Americas RAC	$1,928	$2,015	$3,667	$3,745
International RAC	425	422	766	739
Total Hertz Global and Hertz	$2,353	$2,437	$4,433	$4,484
Depreciation of revenue earning vehicles and lease charges, net
Americas RAC(1)	$905	$272	$1,781	$621
International RAC	130	57	223	89
Total Hertz Global and Hertz	$1,035	$329	$2,004	$710
Adjusted EBITDA
Americas RAC	$(403)	$331	$(891)	$592
International RAC	(6)	96	(33)	149
Total reportable segments	(409)	427	(924)	741
Corporate	(51)	(80)	(103)	(157)
Total Hertz Global and Hertz	$(460)	$347	$(1,027)	$584

	As of
(In millions)	June 30, 2024	December 31, 2023
Revenue earning vehicles, net
Americas RAC(2)	$12,822	$12,450
International RAC	2,547	2,201
Total Hertz Global and Hertz	$15,369	$14,651
Total assets
Americas RAC	$19,755	$19,252
International RAC	4,383	4,245
Total reportable segments	24,138	23,497
Corporate	1,047	1,108
Total Hertz Global(3)	25,185	24,605
Corporate - Hertz	—	(1)
Total Hertz(3)	$25,185	$24,604
(1)    For the three and six months ended June 30, 2024, includes the write-down to carrying value of vehicles classified as held for sale, including the First EV Disposal Group and the Second EV Disposal Group. See Note 4, "Revenue Earning Vehicles."
(2)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date, including the First EV Disposal Group and the Second EV Disposal Group. See Note 4, "Revenue Earning Vehicles."
(3)    The consolidated total assets of Hertz Global and Hertz as of June 30, 2024 and December 31, 2023 include total assets of VIEs of $1.8 billion and $1.7 billion, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Adjusted EBITDA:
Americas RAC	$(403)	$331	$(891)	$592
International RAC	(6)	96	(33)	149
Total reportable segments	(409)	427	(924)	741
Corporate(1)	(51)	(80)	(103)	(157)
Total Hertz Global	(460)	347	(1,027)	584
Adjustments:
Non-vehicle depreciation and amortization	(41)	(32)	(73)	(67)
Non-vehicle debt interest, net	(88)	(56)	(163)	(107)
Vehicle debt-related charges(2)	(10)	(10)	(22)	(20)
Restructuring and restructuring related charges(3)	(12)	(5)	(44)	(8)
Change in fair value of Public Warrants(4)	165	(100)	251	(218)
Unrealized gains (losses) on financial instruments(5)	(2)	2	(8)	(106)
Gain on sale of non-vehicle capital assets(6)	—	—	—	162
Non-cash stock-based compensation forfeitures(7)	—	—	64	—
Other items(8)	(25)	12	(32)	—
Income (loss) before income taxes	$(473)	$158	$(1,054)	$220

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Adjusted EBITDA:
Americas RAC	$(403)	$331	$(891)	$592
International RAC	(6)	96	(33)	149
Total reportable segments	(409)	427	(924)	741
Corporate(1)	(51)	(80)	(103)	(157)
Total Hertz	(460)	347	(1,027)	584
Adjustments:
Non-vehicle depreciation and amortization	(41)	(32)	(73)	(67)
Non-vehicle debt interest, net	(88)	(56)	(163)	(107)
Vehicle debt-related charges(2)	(10)	(10)	(22)	(20)
Restructuring and restructuring related charges(3)	(12)	(5)	(44)	(8)
Unrealized gains (losses) on financial instruments(5)	(2)	2	(8)	(106)
Gain on sale of non-vehicle capital assets(6)	—	—	—	162
Non-cash stock-based compensation forfeitures(7)	—	—	64	—
Other items(8)	(25)	12	(32)	—
Income (loss) before income taxes	$(638)	$258	$(1,305)	$438

(1)Represents other reconciling items primarily consisting of general corporate expenses and non-vehicle interest expense, as well as other business activities.
(2)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(3)Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related to personnel reductions and closure of underperforming locations.
(4)Represents the change in fair value during the reporting period for the Company's outstanding Public Warrants.
(5)Represents unrealized gains (losses) on derivative financial instruments. In 2023, also includes the realization of $88 million of previously unrealized gains resulting from the unwind of certain interest rate caps in the first quarter of 2023. See Note 11, "Financial Instruments."
(6)Represents gain on sale of certain non-vehicle capital assets sold in March 2023. See Note 3, "Divestitures."
(7)Represents former CEO awards forfeited in March 2024. See Note 10, "Stock-Based Compensation."
(8)Represents miscellaneous items. For the three and six months ended June 30, 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related damages, partially offset by certain litigation settlements. For the three and six months ended June 30, 2023, primarily includes a loss recovery settlement, partially offset by certain IT-related charges.

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

This MD&A should be read in conjunction with the MD&A presented in our 2023 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

Three and Six Months Ended June 30, 2024 Operating Overview

As of June 30, 2024, approximately 90% of the First EV Disposal Group, which was classified as held for sale in December 2023, has been sold and the carrying values of the remaining vehicles written down to fair value less costs to sell. This resulted in charges of $5 million and $85 million, inclusive of the vehicles sold and the write-down on the remaining vehicles, for the three and six months ended June 30, 2024, respectively, in our Americas RAC segment. As of June 30, 2024, approximately 60% of the Second EV Disposal Group, which was classified as held for sale in March 2024, has been sold and the carrying values of the remaining vehicles written down to fair value less costs to sell. This resulted in charges of $20 million and $127 million and $5 million and $12 million, inclusive of the vehicles sold and the write-down on the remaining vehicles, in our Americas RAC and International RAC segments for the three and six months ended June 30, 2024, respectively. See Note 4, "Revenue Earning Vehicles," in Part I, Item 1 of this Quarterly Report for additional information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following charts provide the period-over-period change for several key factors influencing our results for the three and six months ended June 30, 2024 and 2023.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Estimates

Recoverability of Goodwill and Intangible Assets

As of June 30, 2024, we tested the recoverability of our goodwill and indefinite-lived intangible assets due to the impact related to our reduction in cash flow projections and declines in the stock price of Hertz Global. The quantitative fair value test utilized our most recent cash flow projections, including a range of potential outcomes, along with a long-term growth rate of 2% and a range of discount rates between 19.0% and 12.0%. Based on the quantitative tests, no impairments were recorded in the second quarter of 2024. However, the fair value of the Dollar and Thrifty tradename, which is an indefinite-lived intangible asset, in our Americas RAC segment was in excess by 12% of the carrying values of $934 million.

Further deterioration in our cash flow projections or the weighted average cost of capital assumptions may result in an impairment charge to earnings in future quarters. We will continue to closely monitor actual results versus our expectations and the resulting impact to our assumptions about future estimated cash flows and the weighted average cost of capital. If our expectations of the operating results, both in magnitude or timing, do not materialize, or if our weighted average cost of capital increases, we may be required to record goodwill and indefinite-lived intangible asset impairment charges, which could be material.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ In millions)	2024	2023		2024	2023
Total revenues	$2,353	$2,437	(3)%	$4,433	$4,484	(1)%
Depreciation of revenue earning vehicles and lease charges, net	1,035	329	NM	2,004	710	NM
Direct vehicle and operating expenses	1,440	1,347	7	2,806	2,568	9
Non-vehicle depreciation and amortization	41	32	28	73	67	8
Selling, general and administrative expenses	243	285	(15)	405	506	(20)
Interest expense, net:
Vehicle	149	132	13	290	243	19
Non-vehicle	88	56	57	163	107	52
Interest expense, net	237	188	26	453	350	29
Other (income) expense, net	(5)	(2)	NM	(3)	7	NM
(Gain) from the sale of non-vehicle capital assets	—	—	—	—	(162)	(100)
Income (loss) before income taxes	(638)	258	NM	(1,305)	438	NM
Income tax (provision) benefit	(391)	(18)	NM	4	116	(96)
Net income (loss)	$(1,029)	$240	NM	$(1,301)	$554	NM
Adjusted Corporate EBITDA(a)	$(460)	$347	NM	$(1,027)	$584	NM
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Total revenues decreased $85 million in the second quarter of 2024 compared to the same period in 2023, resulting primarily from a decrease of $87 million in our Americas RAC segment. The decrease in total revenues was due primarily to lower pricing.

Depreciation of revenue earning vehicles and lease charges, net increased $706 million in the second quarter of 2024 compared to the same period in 2023, of which $633 million and $73 million were attributed to our Americas RAC and International RAC segments, respectively. Depreciation of revenue earning vehicles and lease charges, net increased due primarily to (i) deterioration in the residual values at the expected time of disposal, (ii) per unit losses recognized on vehicle dispositions during the second quarter of 2024 compared to per unit gains recognized in the same period in 2023 and (iii) an increase in Average Vehicles. We expect that depreciation of revenue earning vehicles and lease charges, net in our Americas RAC segment will continue to be impacted during the second half of 2024 by an uncertain residual environment and heightened disposals as part of our fleet refresh initiatives versus the second half of 2023.

DOE increased $93 million in the second quarter of 2024 compared to the same period in 2023, with increases of $59 million and $33 million in our Americas RAC and International RAC segments, respectively. DOE increased due primarily to a loss recovery settlement in 2023 in our Americas RAC segment, increased self-insurance liabilities as a result of adverse experience and case development, higher personnel costs and increased collision and damage costs.

SG&A decreased $42 million in the second quarter of 2024 compared to the same period in 2023 driven primarily by decreases of $32 million and $11 million associated with our corporate operations and our Americas RAC segment, respectively. The decrease in costs associated with our corporate operations was due primarily to decreased personnel costs and intercompany royalty assessment fees received from our International RAC segment, partially offset by increased restructuring related costs. SG&A in our Americas RAC segment decreased due primarily to reduced advertising spend.

Vehicle interest expense, net increased $17 million in the second quarter of 2024 compared to the same period in 2023 due primarily to higher interest rates.

Non-vehicle interest expense, net increased $32 million in the second quarter of 2024 compared to the same period in 2023 due primarily to higher debt levels and higher benchmark rates, partially offset by interest income due to higher market rates.

For the three months ended June 30, 2024, we recorded a tax provision of $391 million, which resulted in an effective tax rate of (61%). For the three months ended June 30, 2023, we recorded a tax provision of $18 million, which resulted in an effective tax rate of 7%. The change in taxes in the three months ended June 30, 2024 compared to the same period in 2023 was primarily driven by lower pretax income in 2024, valuation allowances on U.S. and foreign deferred tax assets recorded in 2024 and lower estimated EV credits in 2024.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

Total revenues decreased $51 million in the first half of 2024 compared to the first half of 2023 due to lower pricing, partially offset by higher volume. Total revenues in our Americas RAC segment decreased $78 million due primarily to lower pricing, partially offset by an increase of $28 million in our International RAC segment resulting from higher volume.

Depreciation of revenue earning vehicles and lease charges, net increased $1.3 billion in the first half of 2024 compared to the first half of 2023, of which $1.2 billion is attributable to our Americas RAC segment. Depreciation of revenue earning vehicles and lease charges, net increased due primarily to (i) deterioration in the residual values at the expected time of disposal, (ii) per unit losses recognized on vehicle dispositions during the first half of 2024 compared to per unit gains recognized in the same period in 2023 and (iii) write-downs on the carrying values of the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EVs classified as held for sale, primarily in the first quarter of 2024 in our Americas RAC segment. We expect that depreciation of revenue earning vehicles and lease charges, net in our Americas RAC segment will continue to be impacted during the second half of 2024 by an uncertain residual environment and heightened disposals as part of our fleet refresh initiatives versus the second half of 2023.

DOE increased $238 million in the first half of 2024 compared to the first half of 2023 with increases of $173 million and $67 million in our Americas RAC and International RAC segments, respectively. The increase in DOE was due primarily to increased self-insurance liabilities as a result of adverse experience and case development, increased collision and damage costs, a loss recovery settlement in the second quarter of 2023 in our Americas RAC segment and higher personnel costs.

SG&A decreased $101 million in the first half of 2024 compared to the first half of 2023 driven primarily by a decrease of $130 million associated with our corporate operations, partially offset by increases of $20 million and $8 million in our International RAC and Americas RAC segments, respectively. The decrease in cost associated with our corporate operations was due primarily to a non-cash stock-based compensation gain related to forfeitures of former CEO awards in March 2024 and intercompany royalty assessment fees received from our International RAC segment, partially offset by increased restructuring related costs. SG&A in our International RAC segment increased due primarily to intercompany royalty assessment fees paid to our corporate operations and increased restructuring related costs, partially offset by decreased advertising spend. SG&A in our Americas RAC segment increased due primarily to increased restructuring related costs, partially offset by reduced advertising spend.

Vehicle interest expense, net increased $46 million in the first half of 2024 compared to the first half of 2023 due primarily to higher interest rates.

Non-vehicle interest expense, net increased $56 million in the first half of 2024 compared to the first half of 2023 due primarily to higher debt levels and higher benchmark rates, partially offset by interest income due to higher market rates.

In the first half of 2023, we recognized a gain of $162 million on the sale of certain non-vehicle capital assets in our Americas RAC segment, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.

For the first half of 2024, we recorded a tax benefit of $4 million, which resulted in an effective tax rate of 0%. For the first half of 2023, we recorded a tax benefit of $116 million, which resulted in an effective tax rate of (26)%. The change in tax in the first half of 2024 compared to the same period in 2023 is driven by lower pretax income in 2024, valuation allowances on U.S. and foreign deferred tax assets recorded in 2024, and benefits related to our pre-filing agreement with the IRS in 2023.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had income of $165 million and $251 million from the change in fair value of Public Warrants that were incremental to Hertz for the second quarter and first half of 2024, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

Hertz Global had losses of $100 million and $218 million from the change in fair value of Public Warrants that were incremental to Hertz for the second quarter and first half of 2023, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ In millions, except as noted)	2024	2023		2024	2023
Total revenues	$1,928	$2,015	(4)%	$3,667	$3,745	(2)%
Depreciation of revenue earning vehicles and lease charges, net	$905	$272	NM	$1,781	$621	NM
Direct vehicle and operating expenses	$1,199	$1,139	5	$2,351	$2,178	8
Direct vehicle and operating expenses as a percentage of total revenues	62%	57%		64%	58%
Non-vehicle depreciation and amortization	$28	$27	2	$53	$55	(3)
Selling, general and administrative expenses	$137	$148	(7)	$261	$253	3
Selling, general and administrative expenses as a percentage of total revenues	7%	7%		7%	7%
Vehicle interest expense	$123	$113	9	$239	$206	16
Adjusted EBITDA	$(403)	$331	NM	$(891)	$592	NM
Transaction Days (in thousands)(b)	32,216	32,469	(1)	62,776	60,348	4
Average Vehicles (in whole units)(f)	467,863	457,405	2	459,224	435,194	6
Average Rentable Vehicles (in whole units)(c)	439,284	431,921	2	436,553	412,717	6
Vehicle Utilization(c)	81%	83%		79%	81%
Total RPD (in dollars)(d)	$59.94	$62.11	(3)	$58.47	$62.10	(6)
Total RPU Per Month (in whole dollars)(e)	$1,465	$1,556	(6)	$1,401	$1,513	(7)
Depreciation Per Unit Per Month (in whole dollars)(f)	$645	$198	NM	$647	$238	NM
Percentage of program vehicles as of period end	4%	1%		4%	1%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Total Americas RAC revenues decreased $87 million in the second quarter of 2024 compared to the same period in 2023 due primarily to lower pricing. Total RPD declined due primarily to lower rates in most customer channels. Transaction Days were largely consistent with the second quarter of 2023. Airport revenues comprised 69% of total revenues for the segment in the second quarter of 2024 and in the same period in 2023.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $633 million in the second quarter of 2024 compared to the same period in 2023 due primarily to (i) deterioration in the residual values at the expected time of disposal, (ii) per unit losses recognized on vehicle dispositions during the second quarter of 2024 compared to per unit gains recognized in the same period in 2023 and (iii) an increase in Average Vehicles. We expect that depreciation of revenue earning vehicles and lease charges, net in our Americas RAC segment will continue to be impacted during the second half of 2024 by an uncertain residual environment and heightened disposals as part of our fleet refresh initiatives versus the second half of 2023.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for Americas RAC increased $59 million in the second quarter of 2024 compared to the same period in 2023 due primarily to a loss recovery settlement in 2023, increased self-insurance liabilities as a result of adverse experience and case development, increased collision and damage costs and higher personnel costs.

SG&A for Americas RAC decreased $11 million in the second quarter of 2024 compared to the same period in 2023 due primarily to reduced advertising spend.

Vehicle interest expense for Americas RAC increased $10 million in the second quarter of 2024 compared to the same period in 2023 due primarily to higher average interest rates resulting primarily from the issuances of new HVF III Series Notes in 2023 and higher benchmark rates on the HVF III 2021-A Notes.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

Total Americas RAC revenues decreased $78 million in the first half of 2024 compared to the first half of 2023 due to lower pricing, partially offset by higher volume. Total RPD declined due primarily to lower rates in most customer channels. The increase in Transaction Days was driven primarily by volume increases across most leisure categories and ride sharing. Airport revenues comprised 68% of total revenues for the segment in the first half of 2024 and the first half of 2023.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $1.2 billion in the first half of 2024 compared to the first half of 2023 due primarily to (i) deterioration in the residual values at the expected time of disposal, (ii) per unit losses recognized on vehicle dispositions during the first half of 2024 compared to per unit gains recognized in the same period in 2023, (iii) write-downs on the carrying values of the EVs classified as held for sale, primarily in the first quarter of 2024 and (iv) an increase in Average Vehicles. We expect that depreciation of revenue earning vehicles and lease charges, net in our Americas RAC segment will continue to be impacted during the second half of 2024 by an uncertain residual environment and heightened disposals as part of our fleet refresh initiatives versus the second half of 2023.

DOE for Americas RAC increased $173 million in the first half of 2024 compared to the first half of 2023 due in part to increased volume. DOE for Americas RAC increased due primarily to increased self-insurance liabilities as a result of adverse experience and case development, a loss recovery in the second quarter of 2023 and increased collision and damage costs.

SG&A for Americas RAC increased $8 million in the first half of 2024 compared to the first half of 2023 due primarily to increased restructuring related costs, partially offset by reduced advertising spend.

Vehicle interest expense for Americas RAC increased $34 million in the first half of 2024 compared to the first half of 2023 due primarily to higher average interest rates resulting primarily from the issuances of new HVF III Series Notes in 2023 and higher benchmark rates on the HVF III 2021-A Notes. Vehicle interest expense in our Americas RAC segment was also impacted by the unwind of certain of its interest rate caps in the first quarter of 2023 resulting in the realization of $88 million of previously unrealized gains, partially offset by a $98 million realized gain for which there was no comparable transaction in 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2024	2023		2024	2023
Total revenues	$425	$422	1%	$766	$739	4%
Depreciation of revenue earning vehicles and lease charges, net	$130	$57	NM	$223	$89	NM
Direct vehicle and operating expenses	$244	$211	15	$460	$393	17
Direct vehicle and operating expenses as a percentage of total revenues	57%	50%		60%	53%
Non-vehicle depreciation and amortization	$3	$3	11	$7	$5	39
Selling, general and administrative expenses	$46	$45	4	$103	$82	25
Selling, general and administrative expenses as a percentage of total revenues	11%	11%		13%	11%
Vehicle interest expense	$26	$19	36	$51	$37	37
Adjusted EBITDA	$(6)	$96	NM	$(33)	$149	NM
Transaction Days (in thousands)(b)	7,505	7,237	4	13,799	13,145	5
Average Vehicles (in whole units)(f)	109,361	103,872	5	103,134	97,709	6
Average Rentable Vehicles (in whole units)(c)	106,903	101,892	5	101,156	95,834	6
Vehicle Utilization(c)	77%	78%		75%	76%
Total RPD (in dollars)(d)	$58.38	$59.41	(2)	$57.07	$57.45	(1)
Total RPU Per Month (in whole dollars)(e)	$1,366	$1,406	(3)	$1,298	$1,313	(1)
Depreciation Per Unit Per Month (in whole dollars)(f)	$409	$188	NM	$370	$156	NM
Percentage of program vehicles as of period end	33%	32%		33%	32%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Total revenues for International RAC increased $3 million in the second quarter of 2024 compared to the same period in 2023 due primarily to higher volume, partially offset by lower pricing. Transaction Days increased 4% driven by higher volume in certain leisure categories, primarily in Europe. Total RPD declined in the second quarter of 2024 compared to the same period in 2023 due primarily to lower rates in most customer channels.

Depreciation of revenue earning vehicles and lease charges, net for International RAC in the second quarter of 2024 increased $73 million compared to the same period in 2023 due primarily to (i) per unit losses recognized on vehicle dispositions in the second quarter of 2024 compared to per unit gains recognized in the same period in 2023, (ii) deterioration in the residual values at the expected time of disposal and (iii) an increase in Average Vehicles.

DOE for International RAC increased $33 million in the second quarter of 2024 compared to the same period in 2023 due primarily to increased self-insurance liabilities as a result of adverse experience and case development, higher personnel costs and increased collision and damage costs.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A for International RAC in the second quarter of 2024 was largely consistent with the same period in 2023 due primarily to higher intercompany royalty assessment fees paid to our corporate operations and increased restructuring related costs, partially offset by decreased advertising spend.

Vehicle interest expense for International RAC increased $7 million in the second quarter of 2024 compared to the same period in 2023 due primarily to higher debt levels and higher market interest rates.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

Total revenues for International RAC increased $28 million in the first half of 2024 compared to the first half of 2023 due primarily to higher volume. Transaction Days increased 5% driven primarily by higher volume in most leisure categories, primarily in Europe. Total RPD was primarily flat compared to the first half of 2023.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $134 million in the first half of 2024 compared to the first half of 2023 due primarily to (i) per unit losses recognized on vehicle dispositions in the first half of 2024 compared to per unit gains recognized in the same period in 2023, (ii) deterioration in the residual values at the expected time of disposal and (iii) an increase in Average Vehicles.

DOE for International RAC increased $67 million in the first half of 2024 compared to the first half of 2023 due primarily to higher personnel costs, increased self-insurance liabilities as a result of adverse experience and case development and increased collision and damage costs.

SG&A for International RAC increased $20 million in the first half of 2024 compared to the first half of 2023 due primarily to higher intercompany royalty assessment fees paid to our corporate operations and increased restructuring related costs, partially offset by decreased advertising spend.

Vehicle interest expense for International RAC increased $14 million in the first half of 2024 compared to the first half of 2023 due primarily to higher market interest rates and higher debt levels.

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
Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$(1,029)	$240	$(1,301)	$554
Adjustments:
Income tax provision (benefit)	391	18	(4)	(116)
Non-vehicle depreciation and amortization	41	32	73	67
Non-vehicle debt interest, net	88	56	163	107
Vehicle debt-related charges(1)	10	10	22	20
Restructuring and restructuring related charges(2)	12	5	44	8
Unrealized (gains) losses on financial instruments(3)	2	(2)	8	106
Gain on sale of non-vehicle capital assets(4)	—	—	—	(162)
Non-cash stock-based compensation forfeitures(5)	—	—	(64)	—
Other items(6)	25	(12)	32	—
Adjusted Corporate EBITDA	$(460)	$347	$(1,027)	$584

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$(865)	$139	$(1,051)	$335
Adjustments:
Income tax provision (benefit)	392	19	(3)	(115)
Non-vehicle depreciation and amortization	41	32	73	67
Non-vehicle debt interest, net	88	56	163	107
Vehicle debt-related charges(1)	10	10	22	20
Restructuring and restructuring related charges(2)	12	5	44	8
Unrealized (gains) losses on financial instruments(3)	2	(2)	8	106
Gain on sale of non-vehicle capital assets(4)	—	—	—	(162)
Non-cash stock-based compensation forfeitures(5)	—	—	(64)	—
Change in fair value of Public Warrants(7)	(165)	100	(251)	218
Other items(6)	25	(12)	32	—
Adjusted Corporate EBITDA	$(460)	$347	$(1,027)	$584
(1)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(2)Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related to personnel reductions and closure of underperforming locations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(3)Represents unrealized (gains) losses on derivative financial instruments. In 2023, also includes the realization of $88 million of previously unrealized gains resulting from the unwind of certain interest rate caps in the first quarter of 2023. See Note 11, "Financial Instruments," in Part I, Item 1 of this Quarterly Report.
(4)Represents gain on sale of certain non-vehicle capital assets sold in March 2023. See Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.
(5)Represents former CEO awards forfeited in March 2024. See Note 10, "Stock-Based Compensation," in Part I, Item 1 of this Quarterly Report.
(6)Represents miscellaneous items. For the three and six months ended June 30, 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related damages, partially offset by certain litigation settlements. For the three and six months ended June 30, 2023, primarily includes a loss recovery settlement, partially offset by certain IT-related charges.
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

	Americas RAC		International RAC
	Three Months Ended June 30,
	2024	2023	2024	2023
Transaction Days (in thousands)	32,216	32,469	7,505	7,237
Average Rentable Vehicles (in whole units)	439,284	431,921	106,903	101,892
Number of days in period (in whole units)	91	91	91	91
Available Car Days (in thousands)	39,974	39,304	9,727	9,271
Vehicle Utilization	81%	83%	77%	78%

	Six Months Ended June 30,
	2024	2023	2024	2023
Transaction Days (in thousands)	62,776	60,348	13,799	13,145
Average Rentable Vehicles (in whole units)	436,553	412,717	101,156	95,834
Number of days in period (in whole units)	182	181	182	181
Available Car Days (in thousands)	79,470	74,725	18,413	17,354
Vehicle Utilization	79%	81%	75%	76%

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

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2024	2023	2024	2023
Revenues	$1,928	$2,015	$425	$422
Foreign currency adjustment(1)	3	1	13	8
Total Revenues - adjusted for foreign currency	$1,931	$2,016	$438	$430
Transaction Days (in thousands)	32,216	32,469	7,505	7,237
Total RPD (in dollars)	$59.94	$62.11	$58.38	$59.41
(1)Based on December 31, 2023 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2024	2023	2024	2023
Revenues	$3,667	$3,745	$766	$739
Foreign currency adjustment(1)	4	2	22	16
Total Revenues - adjusted for foreign currency	$3,671	$3,747	$788	$755
Transaction Days (in thousands)	62,776	60,348	13,799	13,145
Total RPD (in dollars)	$58.47	$62.10	$57.07	$57.45
(1)Based on December 31, 2023 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues - adjusted for foreign currency divided by the Average Rentable Vehicles in each period and then divided by the number of months in the period reported.

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2024	2023	2024	2023
Total Revenues - adjusted for foreign currency	$1,931	$2,016	$438	$430
Average Rentable Vehicles (in whole units)	439,284	431,921	106,903	101,892
Total revenue per unit (in whole dollars)	$4,396	$4,668	$4,098	$4,219
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,465	$1,556	$1,366	$1,406

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2024	2023	2024	2023
Total Rental Revenues	$3,671	$3,747	$788	$755
Average Rentable Vehicles (in whole units)	436,553	412,717	101,156	95,834
Total revenue per unit (in whole dollars)	$8,408	$9,079	$7,785	$7,880
Number of months in period (in whole units)	6	6	6	6
Total RPU Per Month (in whole dollars)	$1,401	$1,513	$1,298	$1,313

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

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2024	2023	2024	2023
Depreciation of revenue earning vehicles and lease charges, net	$905	$272	$130	$57
Foreign currency adjustment(1)	1	—	4	2
Adjusted depreciation of revenue earning vehicles and lease charges	$906	$272	$134	$59
Average Vehicles (in whole units)	467,863	457,405	109,361	103,872
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$1,936	$595	$1,226	$564
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$645	$198	$409	$188

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2024	2023	2024	2023
Depreciation of revenue earning vehicles and lease charges, net	$1,781	$621	$223	$89
Foreign currency adjustment(1)	2	1	6	3
Adjusted depreciation of revenue earning vehicles and lease charges	$1,783	$622	$229	$92
Average Vehicles (in whole units)	459,224	435,194	103,134	97,709
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$3,882	$1,430	$2,220	$937
Number of months in period (in whole units)	6	6	6	6
Depreciation Per Unit Per Month (in whole dollars)	$647	$238	$370	$156
(1)Based on December 31, 2023 foreign currency exchange rates for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements in the U.S. and internationally.

Cash and Cash Equivalents

As of June 30, 2024, we had $568 million of cash and cash equivalents and $426 million of restricted cash and cash equivalents. As of June 30, 2024, $277 million of cash and cash equivalents and $70 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We continue to assert non-permanent reinvestment of foreign earnings that give rise to excess cash, provided such cash can be remitted in a tax efficient manner.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz

As of June 30, 2024 and December 31, 2023, Hertz had cash and cash equivalents of $568 million and $764 million, respectively, and restricted cash and cash equivalents of $426 million and $442 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2024	2023	$ Change
Cash provided by (used in):
Operating activities	$919	$1,057	$(138)
Investing activities	(2,780)	(3,725)	945
Financing activities	1,664	2,402	(738)
Effect of exchange rate changes	(15)	13	(28)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(212)	$(253)	$41

During the first half of 2024, cash flows from operating activities decreased $138 million period over period due primarily to a $432 million change in net income, as adjusted for non-cash and non-operating items, partially offset by a $294 million change in working capital accounts. Cash flows from working capital accounts increased due primarily to lower value added tax receivables, an increase in self-insurance liabilities as a result of adverse experience and case development, non-vehicle payables due to timing, non-recurring capital outlays for certain prepaids in 2023 and a loss recovery settlement received in the second half of 2023.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the first half of 2024, there was a $945 million decrease in the cash used in investing activities period over period due primarily to a $1.1 billion decrease in revenue earning vehicle expenditures, net, partially offset by $168 million of net proceeds received in March 2023 from the sale of certain non-vehicle capital assets as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. The decrease in revenue earning vehicle expenditures, net primarily resulted from per unit losses recognized on vehicle dispositions in the first half of 2024 compared to per unit gains recognized in the same period in 2023 and higher fleet levels at the end of 2023 that continued into 2024.

Net financing cash inflows were $1.7 billion in the first half of 2024 compared to $2.4 billion in the 2023 period. The $738 million decrease in cash inflows is due primarily to a decrease of $1.6 billion in net proceeds from vehicle debt as a result of less issuances in the first half of 2024 versus the comparable period in 2023. Cash flows from financing activities were also impacted by a $659 million increase in net proceeds from non-vehicle debt resulting from issuances of the First Lien Senior Notes and the Exchangeable Notes in June 2024, along with outstanding draws on the First Lien RCF in the first half of 2024. A reduction in dividends paid to Hertz Holdings of $214 million in the first half of 2024, which were primarily used for share repurchases in the comparable period in 2023, further increased cash inflows during 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows - Hertz Global

As of June 30, 2024 and December 31, 2023, Hertz Global had cash and cash equivalents of $568 million and $764 million, respectively, and restricted cash and cash equivalents of $426 million and $442 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for Hertz Global for the periods shown:

	Six Months Ended June 30,
(In millions)	2024	2023	$ Change
Cash provided by (used in):
Operating activities	$916	$1,059	$(143)
Investing activities	(2,780)	(3,725)	945
Financing activities	1,667	2,401	(734)
Effect of exchange rate changes	(15)	13	(28)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(212)	$(252)	$40

Fluctuations in operating, investing and financing cash flows from period to period were due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the issuance or repurchase of our common stock and the exercise of Public Warrants. See Note 9, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," in Part I, Item 1 of this Quarterly Report.

Share Repurchase Programs for Common Stock

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board of Directors approved, the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. The 2022 Share Repurchase Program, announced on June 15, 2022, has no initial time limit, does not obligate Hertz Global to acquire any particular amount of common stock and can be discontinued at any time. However, during the effective period of Amendment No. 8, as disclosed in Note 6, "Debt," in Part I, Item 1 of this Quarterly Report, the repurchase of shares is not permitted commencing April 16, 2024 through April 1, 2025. Since the inception of the 2022 Share Repurchase Program, a total of 66,684,169 shares of Hertz Global's common stock have been repurchased in open-market transactions for an aggregate purchase price of $1.1 billion, excluding applicable excise tax. There were no share repurchases during the six months ended June 30, 2024.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 in Part I, Item I of this Quarterly Report.

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

Debt Financing

Refer to Note 6, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of June 30, 2024.

Cash paid for interest on vehicle debt during the first half of 2024 and 2023 was $247 million and $207 million, respectively. The $40 million increase in cash paid for vehicle debt interest is due primarily to higher interest rates

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and higher debt levels. Cash paid for interest on non-vehicle debt during the first half of 2024 and 2023 was $155 million and $117 million, respectively. The $38 million increase in cash paid for non-vehicle debt interest is due primarily to higher debt levels and higher outstanding borrowings on the First Lien RCF.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$568	$764
Availability under the First Lien RCF	1,257	1,266
Corporate liquidity	$1,825	$2,030

Non-Vehicle Debt

First Lien Credit Agreement

In April 2024, Amendment No. 8 became effective and requires a First Lien Ratio of less than or equal to 5.0x in the second and third quarters of 2024 and 4.75x in the fourth quarter of 2024 and the first quarter of 2025. Amendment No. 8 also contains a minimum liquidity covenant of $400 million for each month ending in the second and third quarters of 2024 and $500 million for each month ending in the fourth quarter of 2024 and the first quarter of 2025. Liquidity as defined in the First Lien Credit Agreement may be materially different than corporate liquidity presented above. Amendment No. 8 also adds certain limitations on Restricted Payments and Permitted Investments (each as defined in the First Lien Credit Agreement). Under the terms of Amendment No. 8, the increased First Lien Ratio, minimum liquidity covenant, and limitations on Restricted Payments and Permitted Investments will sunset on the first day of the second quarter of 2025.

In July 2024, consistent with obligations arising from the issuance of the First Lien Senior Notes and the Exchangeable Notes, as disclosed below, Hertz Holdings entered into a parent guarantee agreement with the administrative agent for the First Lien Credit Agreement. Prior to the issuance of each of the First Lien Senior Notes and the Exchangeable Notes, Hertz Holdings did not guarantee the obligations under the First Lien Credit Agreement.

First Lien Senior Notes

In June 2024, Hertz issued $750 million in aggregate principal amount of the First Lien Senior Notes, which are guaranteed by Hertz Holdings, Rental Car Intermediate Holdings, LLC and each of Hertz’s direct and indirect U.S. subsidiaries that are guarantors under the First Lien Credit Agreement. The First Lien Senior Notes bear interest at a rate of 12.625% per annum payable semi-annually in arrears on January 15 and July 15 of each year, beginning in January 2025. The First Lien Senior Notes mature July 2029. Proceeds from the issuance of the First Lien Senior Notes were used to pay down a portion of the outstanding borrowings of the First Lien RCF.

Exchangeable Notes

In June 2024, Hertz issued $250 million in aggregate principal amount of the Exchangeable Notes, which are guaranteed by Hertz Holdings, Rental Car Intermediate Holdings, LLC and each of Hertz’s direct and indirect U.S. subsidiaries that are guarantors under the First Lien Credit Agreement. The Exchangeable Notes bear PIK interest payable semi-annually in arrears on July 15 and January 15 of each year, beginning in January 2025. The Exchangeable Notes mature on the Maturity Date, unless repurchased, redeemed or exchanged in accordance with their terms prior to the Maturity Date.

Prior to April 15, 2029, the Exchangeable Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods. Thereafter, the Exchangeable Notes will be exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the Maturity Date. The Exchangeable Notes

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

will be exchangeable by holders into shares of Hertz Global common stock, cash or a combination of common stock and cash, at our election, at an initial exchange rate of 150.9388 shares per $1,000 principal amount of Exchangeable Notes, corresponding to an initial exchange price of $6.6252 per share, subject to adjustment upon the occurrence of certain events. Proceeds from the issuance of the Exchangeable Notes were used to pay down a portion of the outstanding borrowings of the First Lien RCF.

We may redeem the Exchangeable Notes on or after July 20, 2027 and on or prior to the 31st scheduled trading day immediately preceding the Maturity Date, if the last reported sale price per share of Hertz Global common stock has been at least 250% of the exchange price for the Exchangeable Notes for certain specified periods. We may redeem all (but not part) of the Exchangeable Notes at a cash redemption price equal to the initial principal amount of the Exchangeable Notes to be redeemed plus PIK interest on such Exchangeable Notes for each interest payment date occurring on or prior to the redemption date plus accrued and unpaid PIK interest on such Exchangeable Notes to, but not including, the redemption date.

At the time of issuance, certain investors affiliated with CK Amarillo LP, which is an affiliate of Hertz Holdings, purchased approximately $44 million of the Exchangeable Notes as further disclosed in Note 14, "Related Party Transactions," in Part I, Item 1 of this Quarterly Report.

Upon issuance, we bifurcated the Exchange Feature from the Exchangeable Notes for accounting purposes utilizing applicable guidance. The initial carrying value of the Exchange Feature was $68 million and recorded in non-vehicle debt in the accompanying unaudited consolidated balance sheet as of June 30, 2024 in Part I, Item I of this Quarterly Report, as further disclosed in Note 12, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Letters of Credit

As of June 30, 2024, there were outstanding standby letters of credit totaling $843 million comprised primarily of $583 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of June 30, 2024, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of June 30, 2024, none of the issued letters of credit have been drawn upon.

Vehicle Debt

Americas RAC

HVF III U.S. Vehicle Variable Funding Notes

In April 2024, HVF III amended the HVF III Series 2021-A Notes to extend the maturity of the Class A Notes to April 2026.

In May 2024, HVF III amended the HVF III Series 2021-A Notes to reduce the Tesla concentration limit.

HVF III U.S. Vehicle Medium Term Notes

HVF III Series 2024-1 Notes and Series 2024-2 Notes: In July 2024, HVF III issued the Series 2024-1 Notes (Class A, Class B, Class C and Class D) and Series 2024-2 Notes (Class A, Class B, Class C and Class D) each in aggregate principal amounts of $375 million with maturity dates of January 2028 and January 2030, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz Canadian Securitization

In April 2024, the Hertz Canadian Securitization was amended to increase the aggregate maximum borrowings from CAD$475 million to CAD$625 million until November 2024, reverting to CAD$475 million thereafter until the extended maturity date of April 2026.

International RAC

European ABS

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

In June 2024, the European ABS was amended to (i) incorporate the Belgium fleet within the European ABS financing structure and (ii) make certain Amendments. The aggregate maximum borrowings available under the European ABS remain unchanged after giving effect to the Amendments.

Australian Securitization

In July 2024, HA Fleet Pty Limited, an indirect wholly-owned subsidiary of Hertz, amended the Australian Securitization to extend the maturity date to June 2026.

U.K. Financing Facility

In June 2024, the U.K. Financing Facility was amended to provide for a seasonal increase in aggregate maximum borrowings from £135 million to £155 million until October 2024.

In July 2024, the U.K. Financing Facility was amended to increase aggregate maximum borrowings from £135 million to £170 million, and together with the June 2024 amendment, providing for aggregate maximum borrowings of £190 million for the seasonal commitment period ending October 2024. Upon expiration of the seasonal commitment period, aggregate maximum borrowings will revert to £170 million. Also under the amendment, the maturity date of the U.K. Financing Facility was extended to May 2025.

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

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: the First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Amendment No. 8 temporarily increases the First Lien Ratio and contains a minimum liquidity covenant for each fiscal quarter beginning in the second quarter of 2024 and will sunset on the first day of the second quarter of 2025, as discussed above. As of June 30, 2024, we were in compliance with the First Lien Ratio, as temporarily amended.

Additionally, our Corporate Indebtedness contain customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and/or compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and, where

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

applicable, the granting of security interests for the benefit of the secured parties under the applicable agreements on after-acquired real property, fixtures and future subsidiaries.

The terms of our Corporate Indebtedness contain covenants limiting the ability of Hertz and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, Hertz Global capital stock; make certain investments or other restricted payments; sell certain assets; transfer intellectual property to unrestricted subsidiaries; merge, consolidate or sell all or substantially all of its assets; and create restrictions on the ability of Hertz’s restricted subsidiaries to pay dividends or other amounts to Hertz. As per the terms of the Corporate Indebtedness, these covenants are subject to a number of important and significant limitations, qualifications and exceptions.

As of June 30, 2024, we were in compliance with all covenants under the terms of agreements governing the respective Corporate Indebtedness.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown:

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2024
First Quarter	$(1,904)	$1,233	$(671)
Second Quarter	(3,723)	1,669	(2,054)
Total	$(5,627)	$2,902	$(2,725)
2023
First Quarter	$(2,824)	$1,206	$(1,618)
Second Quarter	(3,719)	1,560	(2,159)
Total	$(6,543)	$2,766	$(3,777)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2024	2023	$ Change	% Change
Americas RAC	$(2,446)	$(3,109)	$663	(21)
International RAC	(279)	(668)	389	(58)
Total	$(2,725)	$(3,777)	$1,052	(28)
NM - Not meaningful

Revenue earning vehicle expenditures decreased $916 million, or 14%, in the first half of 2024 compared to the first half of 2023, primarily in our Americas RAC segment, resulting from higher fleet levels at the end of 2023 that continued into 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown:

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2024
First Quarter	$(33)	$3	$(30)
Second Quarter	(26)	4	(22)
Total	$(59)	$7	$(52)
2023
First Quarter	$(45)	$175	$130
Second Quarter	(78)	1	(77)
Total	$(123)	$176	$53

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment:

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2024	2023	$ Change	% Change
Americas RAC	$(28)	$108	$(136)	NM
International RAC	(5)	(9)	4	(44)
Corporate	(19)	(46)	27	(59)
Total	$(52)	$53	$(105)	NM
NM - Not meaningful

In the first half of 2024, proceeds for non-vehicle capital assets decreased by $169 million compared to the first half of 2023, primarily in our Americas RAC segment, resulting from the sale of certain non-vehicle capital assets in March 2023 as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. In the first half of 2024, expenditures for non-vehicle capital assets decreased by $64 million compared to the 2023 period, primarily in our corporate operations, driven in part by a non-recurring capital outlay for certain non-vehicle prepaids in the 2023 period.

CONTRACTUAL AND OTHER OBLIGATIONS

As of June 30, 2024, there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our contractual and other obligations as set forth in the table included in Part II, Item 7 of our 2023 Form 10-K. Changes to our aggregate indebtedness, including related interest and terms of new issuances, are disclosed in Note 6, "Debt," in Part I, Item 1 of this Quarterly Report.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Quarterly Report include "forward-looking statements." Forward-looking statements are identified by words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts," "guidance" or similar expressions, and include information concerning our liquidity, our results of operations, our business strategies, economic and industry conditions, and other information. These forward-looking statements are based on certain assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors. We believe these judgments are reasonable, but you should understand that these forward-looking statements are not guarantees of future performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among other things, those that may be disclosed from time to time in subsequent reports filed with, or furnished to, the SEC, those described under Item 1A, "Risk Factors," in our 2023 Form 10-K and set forth in this Quarterly Report, and the following, which also summarizes the principal risks of our business:
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
•the age of our fleet and its impact on vehicle carrying costs and customer service scores, as well as on our ability to sell vehicles at acceptable prices and times;
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
•our ability to implement our business strategy or strategic transactions, including our ability to implement plans to support an electric vehicle fleet and to play a central role in the modern mobility ecosystem;
•our ability to achieve cost savings and normalized depreciation levels, as well as revenue enhancements from our profitability initiatives and other operational programs;
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
•our ability to manage and respond to cybersecurity threats and cyber attacks on our information technology systems or those of our third-party providers;
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
•risks associated with operating in many different countries, including the risk of a violation or alleged violation of applicable anti-corruption or anti-bribery laws, and our ability to repatriate cash from non-U.S. affiliates without adverse tax consequences;
•risks relating to tax laws, including those that affect our ability to recapture accelerated tax depreciation and expensing, as well as any adverse determinations or rulings by tax authorities;
•our ability to utilize our net operating loss carryforwards;
•our exposure to uninsured liabilities relating to personal injury, death and property damage, or otherwise, including material litigation;
•the potential for adverse changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, including those related to environmental matters, optional insurance products or policies, franchising and licensing matters, the ability to pass-through rental car related expenses or taxes, among others, that affect our operations, our costs or applicable tax rates;
•our ability to recover our goodwill and indefinite-lived intangible assets when performing impairment analysis;
•the potential for changes in management's best estimates and assessments;
•our ability to maintain an effective compliance program;
•the availability of earnings and funds from our subsidiaries;
•our ability to comply, and the cost and burden of complying, with environmental, social and governance, or ESG, regulations or expectations of stakeholders, and otherwise achieve our corporate responsibility goals;
•the availability of additional, or continued sources of, financing at acceptable rates for our revenue earning vehicles and to refinance our existing indebtedness, and our ability to comply with the covenants in the agreements governing our indebtedness;
•the extent to which our consolidated assets secure our outstanding indebtedness;
•volatility in our share price, our ownership structure and certain provisions of our charter documents, which could negatively affect the market price of our common stock;
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this Quarterly Report and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 13, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

ITEM 1A.    RISK FACTORS

Part I, Item 1A of our 2023 Form 10-K for the year ended December 31, 2023 includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes to those risk factors.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) entered into any (i) contract or written plan for the purchase or sale of securities of Hertz Global intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) non-Rule 10b5-1 trading arrangement.

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
Indenture, dated June 28, 2024, by and among The Hertz Corporation, as Issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee and as notes collateral agent, governing the 12.625% First Lien Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 28, 2024)

4.2	Hertz Holdings Hertz	Form of 12.625% First Lien Senior Secured Notes due 2029 (included in Exhibit 4.1)
4.3	Hertz Holdings Hertz
Indenture, dated June 28, 2024, by and among The Hertz Corporation, as Issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee and as notes collateral agent, governing the 8.000% Exchangeable Senior Second-Lien Secured PIK Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 28, 2024)

4.4	Hertz Holdings Hertz	Form of 8.000% Exchangeable Senior Second-Lien Secured PIK Notes due 2029 (included in Exhibit 4.3)
10.1	Hertz Holdings Hertz
Note Purchase Agreement, dated as of June 19, 2024, among The Hertz Corporation and the several investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 21, 2024)

10.2	Hertz Holdings Hertz
Amendment No. 8, dated as of April 16, 2024, to Credit Agreement, dated as of June 30, 2021, by and among The Hertz Corporation, the Subsidiary Borrowers party thereto, Rental Car Intermediate Holdings, LLC, the other guarantors party thereto, Barclays Bank PLC, as administrative agent, and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 22, 2024)

10.3	Hertz Holdings Hertz
Amendment No. 9, dated as of May 3, 2024, to Credit Agreement, dated as of June 30, 2021, by and among The Hertz Corporation, the Subsidiary Borrowers party thereto, and Barclays Bank PLC, as administrative agent and collateral agent*

10.4	Hertz Holdings Hertz
Amendment No. 1 to Second Amended and Restated Series 2021-A Supplement, dated as of April 16, 2024, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, the several committed note purchasers party thereto, the several conduit investors party thereto, the several funding agents for the investor groups party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 22, 2024)

10.5	Hertz Holdings Hertz
Amendment No. 2 to Second Amended and Restated Series 2021-A Supplement, dated as of May 8, 2024, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, the several committed note purchasers party thereto, the several conduit investors party thereto, the several funding agents for the investor groups party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.6	Hertz Holdings Hertz
Amendment Deed, dated April 16, 2024 relating to the amendment of the (i) Issuer Facility Agreement originally dated 25 September 2018 (and as amended on 8 November 2019, 23 December 2020, 29 April 2021, 21 December 2021, 20 December 2022 and 22 September 2023); and (ii) Master Definitions and Constructions Agreement originally dated 25 September 2018 (and as amended on 8 November 2019, 23 December 2020 and as further amended and restated on 29 April 2021, 21 December 2021, 21 June 2022, 20 December 2022 and 22 September 2023), entered into by and among, inter alia, International Fleet Financing No. 2 B.V., Wilmington Trust SP Services (Dublin) Limited, Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Stuurgroep Holland B.V., Stuurgroep Fleet (Netherlands) B.V. Sucursal En Espana, Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SLU, Hertz Autovermietung GMBH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas, BNP Paribas, Italian Branch, BNP Paribas S.A., Hertz Italiana S.R.L., IFM SPV S.R.L., Hertz Fleet Italiana S.R.L., Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, The Hertz Corporation, BNP Paribas, Luxembourg Branch, TMF SFS Management BV, TMF France Management SARL, TMF France SAS, KPMG Advisory SAS, BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Banca Nazionale Del Lavoro S.P.A., Sanne Trustee Services Limited, certain committed note purchasers, conduit investors and funding agents named therein, Hertz Holdings Netherlands 2 B.V. and Hertz International Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 22, 2024)

10.7	Hertz Holdings Hertz
Amended and Restated Issuer Facility Agreement as amended and restated on June 26, 2024, by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation U.K. Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 28, 2024)

10.8	Hertz Holdings Hertz
Amended and Restated Dutch Master Lease and Servicing Agreement, amended and restated on June 26, 2024, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Automobielen Nederland B.V., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited*

10.9	Hertz Holdings Hertz
Amended and Restated French Master Lease and Servicing Agreement, amended and restated on June 26, 2024, by and among RAC Finance SAS., Hertz France SAS., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited*

10.10	Hertz Holdings Hertz
Amended and Restated German Master Lease and Servicing Agreement, amended and restated on June 26, 2024, by and among Hertz Fleet Limited, Hertz Autovermietung GMBH, those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited*

10.11	Hertz Holdings Hertz
Amended and Restated Italian Master Lease Agreement, amended and restated on June 26, 2024, by and among IFM SPV S.R.L., Hertz Italiana S.R.L., those Permitted Lessees from time to time becoming Lessees thereunder, Hertz Fleet Italiana S.R.L., International Fleet Financing No. 2 B.V., and Banca Finanziaria Internationazionale S.P.A.*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.12	Hertz Holdings Hertz
Amended and Restated Spanish Master Lease and Servicing Agreement, amended and restated on June 26, 2024, by and among Stuurgroep Fleet (Netherlands) B.V., Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, Hertz de Espana, S.L.U., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited*

10.13	Hertz Holdings Hertz
Belgian Master Instalment Sale and Administration Agreement, dated June 26, 2024, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Belgium BV, those Permitted Instalment Purchasers from time to time becoming Instalment Purchasers thereunder, and BNP Paribas Trust Corporation UK Limited*

10.14	Hertz Holdings Hertz
Amended and Restated Master Definitions and Constructions Agreement as amended and restated on June 26, 2024, by and among International Fleet Financing No. 2 B.V., Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SLU, Hertz Autovermietung GMBH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas, BNP Paribas, Italian Branch, BNP Paribas S.A., Hertz Italiana S.R.L., IFM SPV S.R.L., Hertz Fleet Italiana S.R.L., Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, The Hertz Corporation, BNP Paribas, Luxembourg Branch, TMF SFS Management BV, TMF France Management SARL, TMF France SAS, KPMG Advisory SAS, BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Banca Nazionale Del Lavoro S.P.A., Sanne Trustee Services Limited, certain committed note purchasers, conduit investors and funding agents named therein, Hertz Holdings Netherlands 2 B.V. and Hertz International Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 28, 2024)

10.15	Hertz Holdings Hertz
Amended and Restated Performance Guarantee and Indemnity Deed, dated as of June 26, 2024, by and among The Hertz Corporation, Stuurgroep Fleet (Netherlands) B.V., RAC Finance S.A.S., Hertz Fleet Limited, Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 28, 2024)

10.16	Hertz Holdings Hertz	Offer Letter, dated May 29, 2024, between Scott Haralson and Hertz Global Holdings, Inc.†*
10.17	Hertz Holdings Hertz	Separation Agreement and General Release of All Claims, entered on June 6, 2024, by and among Justin Keppy, Hertz Global Holdings, Inc. and The Hertz Corporation†*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	InIine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document)
______________________________________________________________________________
† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2024	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ SCOTT M. HARALSON
Scott M. Haralson Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)