Form 10-Q/A
period 2024-06-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2024-08-01
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q/A
(Amendment No. 1)

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
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A is to amend the certification filed as Exhibit 31.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (the “Company”) and The Hertz Corporation for the quarterly period ended June 30, 2024, filed with the U.S. Securities and Exchange Commission on August 1, 2024 (the “Original Filing”) to correct the inadvertent omission of the conformed signature of the Chief Financial Officer. The certification was fully executed on August 1, 2024 and was in the Company’s possession at the time of the Original Filing.

Other than as set forth above, this Amendment No. 1 does not modify, amend or update in any way the financial or other information contained in the Original Filing, nor does this Amendment No. 1 reflect events that may have occurred after the Original Filing.

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