Form 10-Q
period 2024-09-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2024-11-12
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address, Zip Code and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC.				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	The Nasdaq Stock Market LLC
Hertz Global Holdings, Inc.	Warrants to purchase common stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.61 per share, subject to adjustment	HTZWW	The Nasdaq Stock Market LLC
The Hertz Corporation	None		None	None

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	November 5, 2024
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	306,689,689
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
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
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$501	$764
Restricted cash and cash equivalents:
Vehicle	116	152
Non-vehicle	288	290
Total restricted cash and cash equivalents	404	442
Total cash and cash equivalents and restricted cash and cash equivalents	905	1,206
Receivables:
Vehicle	406	211
Non-vehicle, net of allowance of $54 and $47, respectively	934	980
Total receivables, net	1,340	1,191
Prepaid expenses and other assets	927	726
Revenue earning vehicles:
Vehicles	13,543	16,806
Less: accumulated depreciation	(308)	(2,155)
Total revenue earning vehicles, net	13,235	14,651
Property and equipment, net	639	671
Operating lease right-of-use assets	2,033	2,253
Intangible assets, net	2,856	2,863
Goodwill	1,044	1,044
Total assets(1)	$22,979	$24,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$131	$191
Non-vehicle	493	510
Total accounts payable	624	701
Accrued liabilities	1,176	860
Accrued taxes, net	222	157
Debt:
Vehicle	12,303	12,242
Non-vehicle	4,653	3,449
Total debt	16,956	15,691
Public Warrants	181	453
Operating lease liabilities	2,021	2,142
Self-insured liabilities	559	471
Deferred income taxes, net	559	1,038
Total liabilities(1)	22,298	21,513
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 481,324,312 and 479,990,286 shares issued, respectively, and 306,512,268 and 305,178,242 shares outstanding, respectively	5	5
Treasury stock, at cost, 174,812,044 and 174,812,044 common shares, respectively	(3,430)	(3,430)
Additional paid-in capital	6,380	6,405
Retained earnings (Accumulated deficit)	(2,023)	360
Accumulated other comprehensive income (loss)	(251)	(248)
Total stockholders' equity	681	3,092
Total liabilities and stockholders' equity	$22,979	$24,605
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of September 30, 2024 and December 31, 2023 include total assets of variable interest entities (“VIEs”) of $2.0 billion and $1.7 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of September 30, 2024 and December 31, 2023 include total liabilities of VIEs of $2.0 billion and $1.7 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 7, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$2,576	$2,703	$7,009	$7,187
Expenses:
Direct vehicle and operating	1,470	1,499	4,276	4,067
Depreciation of revenue earning vehicles and lease charges, net	937	501	2,941	1,211
Non-vehicle depreciation and amortization	34	33	107	100
Selling, general and administrative	189	209	594	715
Interest expense, net:
Vehicle	157	162	447	405
Non-vehicle	89	63	252	170
Interest expense, net	246	225	699	575
Other (income) expense, net	5	5	2	12
(Gain) on sale of non-vehicle capital assets	—	—	—	(162)
Bankruptcy-related litigation reserve	288	—	288	—
Long-Lived Assets impairment	1,048	—	1,048	—
Change in fair value of Public Warrants	(21)	(328)	(272)	(110)
Total expenses	4,196	2,144	9,683	6,408
Income (loss) before income taxes	(1,620)	559	(2,674)	779
Income tax (provision) benefit	288	70	291	185
Net income (loss)	$(1,332)	$629	$(2,383)	$964

Weighted-average common shares outstanding:
Basic	307	311	306	315
Diluted	307	327	306	332
Earnings (loss) per common share:
Basic	$(4.34)	$2.02	$(7.79)	$3.06
Diluted	$(4.34)	$0.92	$(7.79)	$2.57

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(1,332)	$629	$(2,383)	$964
Other comprehensive income (loss):
Foreign currency translation adjustments	40	(47)	(3)	(29)
Total other comprehensive income (loss)	40	(47)	(3)	(29)
Total comprehensive income (loss)	$(1,292)	$582	$(2,386)	$935

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2022	—	$—	323	$5	$6,326	$(256)	$(294)	155	$(3,136)	$2,645
Net income (loss)	—	—	—	—	—	196	—	—	—	196
Other comprehensive income (loss)	—	—	—	—	—	—	14	—	—	14
Net settlement on vesting of restricted stock	—	—	—	—	(1)	—	—	—	—	(1)
Stock-based compensation charges	—	—	—	—	21	—	—	—	—	21
Share repurchases	—	—	(5)	—	—	—	—	6	(101)	(101)
March 31, 2023	—	—	318	5	6,346	(60)	(280)	161	(3,237)	2,774
Net income (loss)	—	—	—	—	—	139	—	—	—	139
Other comprehensive income (loss)	—	—	—	—	—	—	4	—	—	4
Stock-based compensation charges	—	—	—	—	22	—	—	—	—	22
Public Warrant exercises	—	—	—	—	1	—	—	—	—	1
Share repurchases	—	—	(6)	—	—	—	—	6	(101)	(101)
June 30, 2023	—	—	312	5	6,369	79	(276)	167	(3,338)	2,839
Net income (loss)	—	—	—	—	—	629	—	—	—	629
Other comprehensive income (loss)	—	—	—	—	—	—	(47)	—	—	(47)
Net settlement on vesting of restricted stock	—	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation charges	—	—	—	—	22	—	—	—	—	22
Share repurchases	—	—	(3)	—	—	—	—	3	(51)	(51)
September 30, 2023	—	$—	309	$5	$6,389	$708	$(323)	170	$(3,389)	$3,390

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2023	—	$—	305	$5	$6,405	$360	$(248)	175	$(3,430)	$3,092
Net income (loss)	—	—	—	—	—	(186)	—	—	—	(186)
Other comprehensive income (loss)	—	—	—	—	—	—	(40)	—	—	(40)
Net settlement on vesting of restricted stock	—	—	1	—	(2)	—	—	—	—	(2)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
Stock-based compensation forfeitures(1)	—	—	—	—	(68)	—	—	—	—	(68)
March 31, 2024	—	—	306	5	6,351	174	(288)	175	(3,430)	2,812
Net income (loss)	—	—	—	—	—	(865)	—	—	—	(865)
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	—	—	(3)
Net settlement on vesting of restricted stock	—	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
June 30, 2024	—	—	306	5	6,365	(691)	(291)	175	(3,430)	1,958
Net income (loss)	—	—	—	—	—	(1,332)	—	—	—	(1,332)
Other comprehensive income (loss)	—	—	—	—	—	—	40	—	—	40
Net settlement on vesting of restricted stock	—	—	1	—	(1)	—	—	—	—	(1)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
September 30, 2024	—	$—	307	$5	$6,380	$(2,023)	$(251)	175	$(3,430)	$681
(1)    Represents former chief executive officer ("CEO") awards forfeited in March 2024. See also Note 11, "Stock-Based Compensation."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(2,383)	$964
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	3,219	1,490
Depreciation and amortization, non-vehicle	107	100
Amortization of deferred financing costs and debt discount (premium)	54	44
Stock-based compensation charges	48	65
Stock-based compensation forfeitures	(68)	—
Provision for receivables allowance	94	67
Deferred income taxes, net	(379)	(236)
Long-Lived Assets impairment	1,048	—
(Gain) loss on sale of non-vehicle capital assets	4	(165)
Change in fair value of Public Warrants	(272)	(110)
Changes in financial instruments	(8)	107
Other	(5)	9
Changes in assets and liabilities:
Non-vehicle receivables	(45)	(383)
Prepaid expenses and other assets	(20)	(95)
Operating lease right-of-use assets	281	253
Non-vehicle accounts payable	(18)	27
Accrued liabilities	310	3
Accrued taxes, net	64	45
Operating lease liabilities	(308)	(275)
Self-insured liabilities	87	—
Net cash provided by (used in) operating activities	1,810	1,910
Cash flows from investing activities:
Revenue earning vehicles expenditures	(7,858)	(8,312)
Proceeds from disposal of revenue earning vehicles	4,656	4,178
Non-vehicle capital asset expenditures	(81)	(151)
Proceeds from disposal of non-vehicle capital assets	19	178
Return of (investment in) equity investments	(3)	(1)
Net cash provided by (used in) investing activities	(3,267)	(4,108)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	3,259	5,741
Repayments of vehicle debt	(3,280)	(3,739)
Proceeds from issuance of non-vehicle debt	3,470	1,650
Repayments of non-vehicle debt	(2,234)	(1,513)
Payment of financing costs	(55)	(31)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2024	2023
Share repurchases	—	(272)
Other	(4)	(3)
Net cash provided by (used in) financing activities	1,156	1,833
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	—	3
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(301)	(362)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,206	1,418
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$905	$1,056

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$385	$341
Non-vehicle	222	170
Income taxes, net of refunds	47	27
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$98	$199
Sales of revenue earning vehicles included in vehicle receivables	372	250
Purchases of non-vehicle capital assets included in accounts payable	5	20
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	39	43
Accrual for purchases of treasury shares	—	2

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$501	$764
Restricted cash and cash equivalents:
Vehicle	116	152
Non-vehicle	288	290
Total restricted cash and cash equivalents	404	442
Total cash and cash equivalents and restricted cash and cash equivalents	905	1,206
Receivables:
Vehicle	406	211
Non-vehicle, net of allowance of $54 and $47, respectively	934	980
Total receivables, net	1,340	1,191
Prepaid expenses and other assets	926	725
Revenue earning vehicles:
Vehicles	13,543	16,806
Less: accumulated depreciation	(308)	(2,155)
Total revenue earning vehicles, net	13,235	14,651
Property and equipment, net	639	671
Operating lease right-of-use assets	2,033	2,253
Intangible assets, net	2,856	2,863
Goodwill	1,044	1,044
Total assets(1)	$22,978	$24,604
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	131	$191
Non-vehicle	493	510
Total accounts payable	624	701
Accrued liabilities	1,176	860
Accrued taxes, net	222	155
Debt:
Vehicle	12,303	12,242
Non-vehicle	4,653	3,449
Total debt	16,956	15,691
Operating lease liabilities	2,021	2,142
Self-insured liabilities	559	471
Deferred income taxes, net	562	1,041
Total liabilities(1)	22,120	21,061
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,583	4,610
Retained earnings (Accumulated deficit)	(3,474)	(819)
Accumulated other comprehensive income (loss)	(251)	(248)
Total stockholder's equity	858	3,543
Total liabilities and stockholder's equity	$22,978	$24,604
(1)    The Hertz Corporation's consolidated total assets as of September 30, 2024 and December 31, 2023 include total assets of VIEs of $2.0 billion and $1.7 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of September 30, 2024 and December 31, 2023 include total liabilities of VIEs of $2.0 billion and $1.7 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 7, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$2,576	$2,703	$7,009	$7,187
Expenses:
Direct vehicle and operating	1,470	1,499	4,276	4,067
Depreciation of revenue earning vehicles and lease charges, net	937	501	2,941	1,211
Non-vehicle depreciation and amortization	34	33	107	100
Selling, general and administrative	189	209	594	715
Interest expense, net:
Vehicle	157	162	447	405
Non-vehicle	89	63	252	170
Interest expense, net	246	225	699	575
Other (income) expense, net	5	5	2	12
(Gain) on sale of non-vehicle capital assets	—	—	—	(162)
Bankruptcy-related litigation reserve	288	—	288	—
Long-Lived Assets impairment	1,048	—	1,048	—
Total expenses	4,217	2,472	9,955	6,518
Income (loss) before income taxes	(1,641)	231	(2,946)	669
Income tax (provision) benefit	287	68	291	184
Net income (loss)	$(1,354)	$299	$(2,655)	$853

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(1,354)	$299	$(2,655)	$853
Other comprehensive income (loss):
Foreign currency translation adjustments	40	(47)	(3)	(29)
Total other comprehensive income (loss)	40	(47)	(3)	(29)
Total comprehensive income (loss)	$(1,314)	$252	$(2,658)	$824

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance as of:
December 31, 2022	100	$—	$4,844	$(1,271)	$(294)	$3,279
Net income (loss)	—	—	—	314	—	314
Other comprehensive income (loss)	—	—	—	—	14	14
Stock-based compensation charges	—	—	21	—	—	21
Dividends paid to Hertz Holdings	—	—	(118)	—	—	(118)
March 31, 2023	100	—	4,747	(957)	(280)	3,510
Net income (loss)	—	—		240		240
Other comprehensive income (loss)	—	—	—	—	4	4
Stock-based compensation charges	—	—	22	—	—	22
Dividends paid to Hertz Holdings	—	—	(102)	—	—	(102)
June 30, 2023	100	—	4,667	(717)	(276)	3,674
Net income (loss)	—	—	—	299	—	299
Other comprehensive income (loss)	—	—	—	—	(47)	(47)
Stock-based compensation charges	—	—	22	—	—	22
Dividends paid to Hertz Holdings	—	—	(52)	—	—	(52)
September 30, 2023	100	$—	$4,637	$(418)	$(323)	$3,896

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Unaudited
(In millions)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance as of:
December 31, 2023	100	$—	$4,610	$(819)	$(248)	$3,543
Net income (loss)	—	—	—	(272)	—	(272)
Other comprehensive income (loss)	—	—	—	—	(40)	(40)
Stock-based compensation charges	—	—	16	—	—	16
Stock-based compensation forfeitures(1)	—	—	(68)	—	—	(68)
Dividends paid to Hertz Holdings	—	—	(2)	—	—	(2)
March 31, 2024	100	—	4,556	(1,091)	(288)	3,177
Net income (loss)	—	—	—	(1,029)	—	(1,029)
Other comprehensive income (loss)	—	—	—	—	(3)	(3)
Stock-based compensation charges	—	—	16	—	—	16
Dividends paid to Hertz Holdings	—	—	(4)	—	—	(4)
June 30, 2024	100	—	4,568	(2,120)	(291)	2,157
Net income (loss)	—	—	—	(1,354)	—	(1,354)
Other comprehensive income (loss)	—	—	—	—	40	40
Stock-based compensation charges	—	—	16	—	—	16
Dividends paid to Hertz Holdings	—	—	(1)	—	—	(1)
September 30, 2024	100	$—	$4,583	$(3,474)	$(251)	$858
(1)    Represents former CEO awards forfeited in March 2024. See also Note 11, "Stock-Based Compensation."

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(2,655)	$853
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	3,219	1,490
Depreciation and amortization, non-vehicle	107	100
Amortization of deferred financing costs and debt discount (premium)	54	44
Stock-based compensation charges	48	65
Stock-based compensation forfeitures	(68)	—
Provision for receivables allowance	94	67
Deferred income taxes, net	(379)	(236)
Long-Lived Assets impairment	1,048	—
(Gain) loss on sale of non-vehicle capital assets	4	(165)
Changes in financial instruments	(8)	107
Other	(5)	10
Changes in assets and liabilities:
Non-vehicle receivables	(45)	(383)
Prepaid expenses and other assets	(20)	(95)
Operating lease right-of-use assets	281	253
Non-vehicle accounts payable	(18)	27
Accrued liabilities	310	3
Accrued taxes, net	67	42
Operating lease liabilities	(308)	(275)
Self-insured liabilities	87	—
Net cash provided by (used in) operating activities	1,813	1,907
Cash flows from investing activities:
Revenue earning vehicles expenditures	(7,858)	(8,312)
Proceeds from disposal of revenue earning vehicles	4,656	4,178
Non-vehicle capital asset expenditures	(81)	(151)
Proceeds from disposal of non-vehicle capital assets	19	178
Return of (investment in) equity investments	(3)	(1)
Net cash provided by (used in) investing activities	(3,267)	(4,108)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	3,259	5,741
Repayments of vehicle debt	(3,280)	(3,739)
Proceeds from issuance of non-vehicle debt	3,470	1,650
Repayments of non-vehicle debt	(2,234)	(1,513)
Payment of financing costs	(55)	(31)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2024	2023
Dividends paid to Hertz Holdings	(7)	(272)
Net cash provided by (used in) financing activities	1,153	1,836
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	—	3
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(301)	(362)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,206	1,418
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$905	$1,056

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$385	$341
Non-vehicle	222	170
Income taxes, net of refunds	47	27
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$98	$199
Sales of revenue earning vehicles included in vehicle receivables	372	250
Purchases of non-vehicle capital assets included in accounts payable	5	20
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	39	43

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q ("Quarterly Report") combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2024 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes and, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

Improvements to Income Tax Disclosures

In December 2023, the FASB issued guidance to enhance income tax disclosures related to, among other items, rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024 using a prospective transition method. Early adoption and/or retrospective application are permitted. The Company intends to adopt the guidance when it becomes effective using a retrospective application and will include the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025.

Note 3—Long-Lived Assets Impairment

During the third quarter of 2024, at the conclusion of the Company’s historical peak rental season, there was a reduction in the cash flow projections in the Americas RAC and International RAC segments, indicating that the carrying values of their long-lived assets may not be recoverable. The reduction was largely attributed to the acceleration of the rental fleet rotation in the segments, where shortening the useful life reduced the potential future cash flows expected to be earned from the fleet. Operating cash flow projections also deteriorated from delayed timing of operating cost improvements and longer timeframes associated with revenue maximization initiatives. As a result, the Company tested the recoverability of its long-lived assets, consisting of revenue earning vehicles, right-of-use (“ROU”) assets and property and equipment (collectively, the “Long-Lived Assets”) in its Americas RAC and International RAC segments by comparing the carrying values against undiscounted future cash flow projections and determined that an impairment existed.

Effective August 31, 2024, the Long-Lived Assets were written down to their estimated fair values. The fair value for revenue earning vehicles was determined using a market approach utilizing prices for similar assets in active markets. Fair value for ROU assets was determined using a discounted cash flow income approach considering estimated market rent. The fair value for property and equipment was determined using a market approach, where available, and where not available, a cost approach utilizing estimated replacement cost. This resulted in recognizing impairment charges of $923 million and $125 million against the Company's revenue earning vehicles and ROU assets, respectively. No impairment was recognized for property and equipment assets. The total impairment charge of $1.0 billion is recorded in Long-Lived Assets impairment in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2024, of which $865 million and $183 million related to the Americas RAC and International RAC segments, respectively. As the Long-Lived Assets impairment was recognized as of August 31, 2024, depreciation expense during the third quarter of 2024 included two months of depreciation at pre-impairment rates and one month at post-impairment rates.

To the extent there are further changes in market conditions or the performance of the Company's long-lived assets, there is a possibility that the Company could incur additional impairments in the future.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 4—Divestitures

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

Note 5—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	September 30, 2024	December 31, 2023
Revenue earning vehicles	$13,133	$16,164
Less accumulated depreciation	(308)	(2,155)
	12,825	14,009
Revenue earning vehicles held for sale, net(1)	410	642
Revenue earning vehicles, net(2)	$13,235	$14,651
(1)    Represents the carrying amount of vehicles classified as held for sale as of the respective balance sheet date, including the EV Disposal Groups, as defined and disclosed below.
(2)    As of September 30, 2024, includes an impairment charge recognized against the Company's revenue earnings vehicles in the third quarter of 2024. See Note 3, "Long-Lived Assets Impairment," for further details.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Depreciation of revenue earning vehicles	$827	$483	$2,355	$1,337
(Gain) loss on disposal of revenue earning vehicles(1)	97	10	555	(146)
Rents paid for vehicles leased	13	8	31	20
Depreciation of revenue earning vehicles and lease charges, net	$937	$501	$2,941	$1,211
(1)    Includes the write-down to fair value for vehicles classified as held for sale, including the EV Disposal Groups as defined and disclosed below, for the nine months ended September 30, 2024.

Electric Vehicles Held for Sale

In December 2023, the Company identified a group of electric vehicles ("EVs") in the Americas RAC segment (the "First EV Disposal Group") that it desired to sell. In March 2024, the Company identified an incremental group of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
EVs in the Americas RAC and International RAC segments (together with the First EV Disposal Group, the "EV Disposal Groups") that it also desired to sell. The EV Disposal Groups were in response to management's determination that the supply of EVs exceeded customer demand, elevated EV damage and collision costs, and a decline in EV residual values. As a result, the EV Disposal Groups were classified as held for sale. As of September 30, 2024, the sale of the EV Disposal Groups was approximately 95% complete. During the nine months ended September 30, 2024, the Company incurred incremental charges, primarily in the first half of 2024, of $176 million for the write-down on the vehicles, of which $165 million and $11 million are associated with the Americas RAC and International RAC segments, respectively, and $47 million for losses incurred on the vehicles sold, primarily in the Americas RAC segment, which amounts are included in depreciation of revenue earning vehicles and lease charges, net in the accompanying unaudited condensed consolidated statement of operations. The remaining, unsold portion of the EV Disposal Groups had an aggregate carrying value of $27 million and is included in revenue earning vehicles, net in the accompanying unaudited consolidated balance sheet as of September 30, 2024, of which $18 million and $9 million were associated with the Americas RAC and International RAC segments, respectively. The aggregate carrying value of the First EV Disposal Group of $542 million is included in revenue earning vehicles, net in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2023. The Company expects to complete the sale of the EV Disposal Groups, primarily through its standard disposition channels, by the end of 2024.

Note 6—Goodwill and Intangible Assets, Net

Recoverability of Goodwill and Indefinite-lived Intangible Assets

As of September 30, 2024, the Company tested the recoverability of its goodwill and indefinite-lived intangible assets due to the impact related to the reduction in the cash flow projections in the Americas RAC and International RAC segments. The quantitative fair value test utilized the Company's most recent cash flow projections, including a range of potential outcomes, along with a long-term growth rate of 2% and a range of discount rates between 20.0% and 12.0%. Based on the quantitative tests, no impairments were recorded in the third quarter of 2024. However, the fair value of the Dollar and Thrifty tradename, which is an indefinite-lived intangible asset, in the Company's Americas RAC segment was in excess by 12% of the carrying values of $934 million.

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

Note 7—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of September 30, 2024 and December 31, 2023:

Facility	Weighted-Average Interest Rate as of September 30, 2024	Fixed or Floating Interest Rate	Maturity	September 30, 2024	December 31, 2023
Non-Vehicle Debt
First Lien RCF	8.98%	Floating	6/2026	$250	$—
Term B Loan	8.85%	Floating	6/2028	1,258	1,268
Incremental Term B Loan	8.98%	Floating	6/2028	496	500
Term C Loan	8.87%	Floating	6/2028	245	245

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of September 30, 2024	Fixed or Floating Interest Rate	Maturity	September 30, 2024	December 31, 2023
First Lien Senior Notes	12.63%	Fixed	7/2029	750	—
Exchangeable Notes(1)	8.00%	Fixed	7/2029	250	—
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
Other Non-Vehicle Debt(2)	6.75%	Fixed	Various	2	2
Unamortized Debt Issuance Costs and Net (Discount) Premium(3)				(98)	(66)
Total Non-Vehicle Debt				4,653	3,449
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(4)	6.71%	Floating	4/2026	1,602	1,492
HVF III Series 2021-A Class B(4)	9.44%	Fixed	8/2025	188	188
				1,790	1,680
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(4)	1.66%	Fixed	12/2024	1,000	2,000
HVF III Series 2021-2(4)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(4)	2.44%	Fixed	6/2025	750	750
HVF III Series 2022-2(4)	2.78%	Fixed	6/2027	750	750
HVF III Series 2022-3(4)	N/A	Fixed	3/2024	—	192
HVF III Series 2022-4(4)	4.22%	Fixed	9/2025	667	667
HVF III Series 2022-5(4)	4.39%	Fixed	9/2027	364	364
HVF III Series 2023-1(4)	6.17%	Fixed	6/2026	500	500
HVF III Series 2023-2(4)	6.30%	Fixed	9/2028	300	300
HVF III Series 2023-3(4)	6.46%	Fixed	2/2027	500	500
HVF III Series 2023-4(4)	6.66%	Fixed	3/2029	500	500
HVF III Series 2024-1(4)	5.98%	Fixed	1/2028	375	—
HVF III Series 2024-2(4)	6.03%	Fixed	1/2030	375	—
				8,081	8,523
Vehicle Debt - Other
European ABS(4)	5.42%	Floating	3/2026	1,446	1,205
Hertz Canadian Securitization(4)	6.24%	Floating	4/2026	421	350
Australian Securitization(4)	5.95%	Floating	6/2026	219	203
New Zealand RCF	8.22%	Floating	8/2026	58	70
U.K. Financing Facility	7.60%	Floating	10/2024 - 9/2028	197	173
Other Vehicle Debt(5)	6.78%	Floating	10/2024 - 7/2028	149	110
				2,490	2,111
Unamortized Debt Issuance Costs and Net (Discount) Premium				(58)	(72)
Total Vehicle Debt				12,303	12,242
Total Debt				$16,956	$15,691

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
(1)    As a result of the bifurcated Exchange Feature, as defined and disclosed below, the Exchangeable Notes had an effective interest rate of approximately 14.4% as of September 30, 2024.
(2)    Other non-vehicle debt is primarily comprised of $2 million and $1 million in finance lease obligations as of September 30, 2024 and December 31, 2023, respectively.
(3)    Includes approximately $9 million of unamortized debt issuance costs associated with the Exchangeable Notes as of September 30, 2024.
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
(5)    Other vehicle debt is primarily comprised of $101 million and $104 million in finance lease obligations as of September 30, 2024 and December 31, 2023, respectively.

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

At the time of issuance, certain investors affiliated with CK Amarillo LP ("CK Amarillo"), which is an affiliate of Hertz Holdings, purchased approximately $44 million of the Exchangeable Notes as further disclosed in Note 15, "Related Party Transactions."

Upon issuance, the Company bifurcated the Exchange Feature from the Exchangeable Notes for accounting purposes utilizing applicable guidance. As a result, the Company recognized a debt discount of $68 million within non-vehicle debt, representing the initial fair value of the Exchange Feature. As of September 30, 2024, the fair value of the Exchange Feature was $54 million. Refer to Note 13, "Fair Value Measurements," for further details.

The net carrying amount of the Exchangeable Notes consists of the following:

(In millions)	September 30, 2024
Principal	$250
Unamortized debt discount and debt issuance costs(1)	(61)
Net carrying amount	$189
(1)     The debt discount is amortized to non-vehicle interest expense over the term of the Exchangeable Notes using the effective interest method.

Interest expense recognized for the Exchangeable Notes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Contractual interest expense	$5	$—	$5	$—
Amortization of debt discount and debt issuance costs	2	—	2	—
(Gain) loss on fair value of Exchange Feature(1)	(14)	—	(14)	—
Total	$(7)	$—	$(7)	$—
(1)    Refer also to Note 13, "Fair Value Measurements."

Vehicle Debt

HVF III U.S. Vehicle Variable Funding Notes

In April 2024, Hertz Vehicle Financing III LLC ("HVF III"), a wholly owned, special-purpose and bankruptcy-remote subsidiary of Hertz, amended the HVF III Series 2021-A Notes to extend the maturity of the Class A Notes to April 2026.

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

Canadian Securitization

In April 2024, TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly owned, special purpose subsidiary of Hertz, amended the Hertz Canadian Securitization to increase the aggregate maximum borrowings from CAD$475 million to CAD$625 million until November 2024, reverting to CAD$475 million thereafter until the extended maturity date of April 2026.

Australian Securitization

In July 2024, HA Fleet Pty Limited, an indirect wholly owned subsidiary of Hertz, amended the Australian Securitization to extend the maturity date to June 2026.

New Zealand RCF

In September 2024, Hertz New Zealand Holdings, an indirect wholly owned subsidiary of Hertz, amended the New Zealand RCF to extend the maturity date to August 2026.

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

The following facilities were available to the Company as of September 30, 2024 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$1,147	$1,147
Total Non-Vehicle Debt	1,147	1,147
Vehicle Debt
HVF III Series 2021-A	2,163	—
European ABS	194	—
Hertz Canadian Securitization	43	—
Australian Securitization	16	—
New Zealand RCF	18	—
U.K. Financing Facility	58	—
Other Vehicle Debt	8	—
Total Vehicle Debt	2,500	—
Total	$3,647	$1,147

Letters of Credit

As of September 30, 2024, there were outstanding standby letters of credit totaling $864 million comprised primarily of $603 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of September 30, 2024, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization facilities and to support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of September 30, 2024, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of September 30, 2024 and December 31, 2023, IFF No. 2 had total assets of $2.0 billion and $1.7 billion, respectively, comprised primarily of intercompany receivables, and total liabilities of $2.0 billion and $1.7 billion, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenant: the First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Amendment No. 8 temporarily increases the First Lien Ratio and contains a minimum liquidity covenant for each fiscal quarter beginning in the second quarter of 2024 and will sunset on the first day of the second quarter of 2025, as disclosed above. As of September 30, 2024, Hertz was in compliance with the First Lien Ratio, as temporarily amended.

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

As of September 30, 2024, the Company was in compliance with all covenants under the terms of the agreements governing the respective Corporate Indebtedness.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 8—Leases

Lessor
The Company enters into certain agreements as a lessor under which it rents vehicles and leases fleets to customers. The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Operating lease income from vehicle rentals	$2,330	$2,476	$6,343	$6,549
Variable operating lease income	176	155	480	452
Revenue accounted for under Topic 842	2,506	2,631	6,823	7,001
Revenue accounted for under Topic 606	70	72	186	186
Total revenues	$2,576	$2,703	$7,009	$7,187

Lessee

In the third quarter of 2024, the Company recognized an impairment on the Long-Lived Assets, which included ROU assets, in the Americas RAC segment. See Note 3, "Long-Lived Assets Impairment," for further details.

Note 9—Income Tax (Provision) Benefit

Hertz Global

For the three months ended September 30, 2024, Hertz Global recorded a tax benefit of $288 million, which resulted in an effective tax rate of 18%. For the three months ended September 30, 2023, Hertz Global recorded a tax benefit of $70 million, which resulted in an effective tax rate of (13)%.

The change in taxes for the three months ended September 30, 2024 compared to the same period in 2023 was driven primarily by lower pretax income, changes in valuation allowances on deferred tax assets, lower estimated EV credits and the non-taxable change in the fair value of warrants.

For the nine months ended September 30, 2024, Hertz Global recorded a tax benefit of $291 million, which resulted in an effective tax rate of 11%. For the nine months ended September 30, 2023, Hertz Global recorded a tax benefit of $185 million, which resulted in an effective tax rate of (24)%.

The change in taxes in the nine months ended September 30, 2024 compared to the same period in 2023 was driven primarily by lower pretax income, changes in valuation allowances on deferred tax assets and lower estimated EV credits.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Hertz

For the three months ended September 30, 2024, Hertz recorded a tax benefit of $287 million, which resulted in an effective tax rate of 17%. For the three months ended September 30, 2023, Hertz recorded a tax benefit of $68 million, which resulted in an effective tax rate of (30)%.

The change in taxes for the three months ended September 30, 2024 compared to the same period in 2023 was driven primarily by lower pretax income, changes in valuation allowances on deferred tax assets and lower estimated EV credits.

For the nine months ended September 30, 2024, Hertz recorded a tax benefit of $291 million, which resulted in an effective tax rate of 10%. For the nine months ended September 30, 2023, the Company recorded a tax benefit of $184 million, which resulted in an effective tax rate of (27)%.

The change in taxes in the nine months ended September 30, 2024 compared to the same period in 2023 was driven primarily by lower pretax income, changes in valuation allowances on deferred tax assets and lower estimated EV credits.

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

Note 10—Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

In connection with the issuance of the Exchangeable Notes, as disclosed in Note 7, "Debt," an anti-dilution provision in the agreement governing the Public Warrants required that the exercise price and warrant number be adjusted. This resulted in the exercise price of the Public Warrants decreasing from $13.80 to $13.61, effective upon the issuance of the Exchangeable Notes on June 28, 2024. Effective concurrently with the change in exercise price, the number of shares of Hertz Global common stock to which a holder of a Public Warrant is entitled upon exercise of a Public Warrant increased from one share to 1.0140 shares.

During the three months ended September 30, 2024, 380 Public Warrants were exercised for $13.61 per share. During the nine months ended September 30, 2024, 9,143 Public Warrants were exercised, of which 5,516 were cashless exercises, 380 were exercised for $13.61 per share and 3,247 were exercised for $13.80 per share. As of September 30, 2024, a cumulative 6,344,347 Public Warrants have been exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. See Note 13, "Fair Value Measurements."

Share Repurchase Programs for Common Stock

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board of Directors (the "Board") approved, a new share repurchase program (the "2022 Share Repurchase Program") that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. The 2022 Share Repurchase Program, announced on June 15, 2022, has no initial time limit, does not obligate Hertz Global to acquire any particular amount of common stock and can be discontinued at any time. However, during the effective period of Amendment No. 8, as disclosed in Note 7, "Debt," the repurchase of shares is not permitted commencing April 16, 2024 through April 1, 2025. Since the inception of the 2022 Share Repurchase Program, a

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
total of 66,684,169 shares of Hertz Global's common stock have been repurchased for an aggregate purchase price of $1.1 billion, excluding applicable excise tax. There were no share repurchases during the nine months ended September 30, 2024.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023.

Subsequent to the expiration of Amendment No. 8, any future share repurchases will be made at the discretion of Hertz Global's management through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable securities laws. There can be no assurance as to the timing or number of shares of any repurchases.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)(1)	2024	2023	2024	2023
Numerator:
Net income (loss) available to Hertz Global common stockholders, basic	$(1,332)	$629	$(2,383)	$964
Change in fair value of Public Warrants	—	(328)	—	(110)
Net income (loss) available to Hertz Global common stockholders, diluted	$(1,332)	$300	$(2,383)	$853
Denominator:
Basic weighted-average common shares outstanding	307	311	306	315
Dilutive effect of stock options, RSUs and PSUs	—	2	—	1
Dilutive effect of Public Warrants	—	14	—	15
Diluted weighted-average shares outstanding	307	327	306	332
Antidilutive Public Warrants	240	—	146	—
Antidilutive stock options, RSUs and PSUs	15	5	13	6
Antidilutive shares related to Exchangeable Notes	38	—	13	—
Total antidilutive	293	5	172	6
Earnings (loss) per common share:
Basic	$(4.34)	$2.02	$(7.79)	$3.06
Diluted	$(4.34)	$0.92	$(7.79)	$2.57
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 11—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz. In 2021, the Board approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of September 30, 2024, 47,576,994 shares of the Company's common stock were authorized and remain available for future grants under the 2021 Omnibus Plan. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

A summary of the total employee compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Employee compensation expense(1)	$15	$21	$(21)	$64
Income tax benefit	(2)	1	(7)	(7)
Employee compensation expense, net	$13	$22	$(28)	$57
(1)    For the nine months ended September 30, 2024, includes $68 million of former CEO awards forfeited in March 2024.

As of September 30, 2024, there was $112 million of total unrecognized employee compensation expense expected to be recognized over the remaining 1.7 years, on a weighted average basis, of the requisite service period that began on the grant dates of the outstanding awards.

Stock Options and Stock Appreciation Rights

A summary of stock option activity under the 2021 Omnibus Plan for the nine months ended September 30, 2024 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	2,431,503	$26.17	6.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(630,308)	26.17	—	—
Outstanding as of September 30, 2024	1,801,195	26.17	6.7	—
Exercisable as of September 30, 2024	(1,233,481)	26.17	6.5	—
Non-vested as of September 30, 2024	567,714

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Performance Stock Awards ("PSAs"), Performance Stock Units ("PSUs") and Performance Units ("PUs")

A summary of the PSU activity for the nine months ended September 30, 2024 under the 2021 Omnibus Plan is presented below.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	9,102,738	$17.52	$95
Granted(1)	5,432,847	4.55	—
Vested	—	—	—
Forfeited or Expired(2)	(9,334,202)	17.12	—
Outstanding as of September 30, 2024	5,201,383	4.69	17
(1)    Presented assuming the issuance at the original target award amount (100%).
(2)    Includes former CEO awards forfeited in March 2024.

Compensation expense for PSUs is based on the grant date fair value of Hertz Global common stock. For grants issued in 2024, vesting eligibility is based on market, performance and service conditions of primarily two to five years. Accordingly, the number of shares issued at the end of the performance period could range between 0% and 200% of the original target award amount (100%) disclosed in the table above. Certain of these PSUs, which were granted during the months of April and June in the second quarter of 2024 and during the month of July in the third quarter of 2024, were valued on the respective grant date using a Monte Carlo simulation model that incorporates the assumptions noted in the following table:

	Grants
Assumption	April 2024	June 2024	July 2024
Expected volatility	60%	65%	70%
Expected dividend yield	—%	—%	—%
Expected term (years)	5	5	5
Risk-free interest rate	4.34%	4.30%	4.17%
Weighted-average grant date fair value	$5.92	$1.71	$2.51

As of September 30, 2024, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity for the nine months ended September 30, 2024 under the 2021 Omnibus Plan is presented below.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	6,314,564	$15.71	$66
Granted	17,773,434	5.44	—
Vested	(1,930,472)	13.22	—
Forfeited or Expired(1)	(4,051,231)	12.10	—
Outstanding as of September 30, 2024	18,106,295	6.70	60
(1)    Includes former CEO awards forfeited in March 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Additional information pertaining to RSU activity is as follows:

	Nine Months Ended September 30,
	2024	2023
Total fair value of awards that vested (in millions)	$26	$9
Weighted-average grant-date fair value of awards granted	$5.44	$17.57

RSU grants issued in 2024 vest ratably over a period of primarily three years.

Deferred Stock Units

As of September 30, 2024, there were approximately 191,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

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

None of the Company's financial instruments have been designated as hedging instruments as of September 30, 2024 and December 31, 2023. The Company classifies cash flows from financial instruments according to the classification of the cash flows of the economically hedged item(s).

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives		Liability Derivatives
(In millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Interest rate instruments(1)	$1	$10	$—	$—
Foreign currency forward contracts(1)	6	5	2	2
Exchange Feature related to Exchangeable Notes(2)	—	—	54	—
Total	$7	$15	$56	$2
(1)    Asset derivatives are recorded in prepaid expenses and other assets and liability derivatives are recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.
(2)    The Exchange Feature was bifurcated as a derivative upon issuance of the Exchangeable Notes in June 2024, as disclosed in Note 7, "Debt," and is recorded in non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2024.

The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2024	2023	2024	2023
Interest rate instruments	Vehicle interest expense, net	$(3)	$(7)	$(5)	$4
Foreign currency forward contracts	Selling, general and administrative expense	4	8	(5)	(2)
Exchange Feature related to Exchangeable Notes(1)	Non-vehicle interest expense, net	14	—	14	—
Total		$15	$1	$4	$2
(1)    The Exchange Feature was bifurcated as a derivative upon issuance of the Exchangeable Notes in June 2024, as further disclosed in Note 7, "Debt."

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

	September 30, 2024		December 31, 2023
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Other Non-Vehicle Debt	$4,501	$3,910	$3,515	$3,285
Exchangeable Notes(1)	250	250	—	—
Total Non-Vehicle Debt	4,751	4,160	3,515	3,285
Vehicle Debt	12,361	12,136	12,314	11,878
Total	$17,112	$16,296	$15,829	$15,163
(1)    As of September 30, 2024, the nominal unpaid principal balance and aggregate fair value of the Exchangeable Notes include $54 million related to the Exchange Feature, which is measured based on Level 3 inputs as disclosed below.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	September 30, 2024				December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$145	$—	$—	$145	$362	$—	$—	$362
Liabilities:
Public Warrants	$181	$—	$—	$181	$453	$—	$—	$453
Exchange Feature	$—	$—	$54	$54	$—	$—	$—	$—

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

Public Warrants – Hertz Global

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 10, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price (i.e., a Level 1 input). For the three and nine months ended September 30, 2024, the fair value adjustments were gains of $21 million and $272 million, respectively. For the three and nine

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
months ended September 30, 2023, the fair value adjustments were gains of $328 million and $110 million, respectively. These amounts are recorded in change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statement of operations for Hertz Global for the three and nine months ended September 30, 2024 and 2023.

Exchange Feature

The Exchangeable Notes contain an embedded conversion feature, the Exchange Feature, that is required to be bifurcated and accounted for separately from the Exchangeable Notes as a derivative liability at fair value. Refer to Note 7, "Debt," and Note 12, "Financial Instruments," for further information.

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

The estimated fair value of the Exchange Feature was computed using the following key inputs as of September 30, 2024:

September 30, 2024
Hertz Global common share price	$3.30
Expected term (years)	4.79
Risk-free interest rate	3.58%
Credit spread	9.63%
Expected volatility	48.75%

The significant unobservable input used in the fair value measurement of the Exchange Feature is expected volatility. Holding other inputs constant, an increase (decrease) in expected volatility would have resulted in a higher (lower) fair value measurement, respectively.

The following table summarizes the activity related to the Exchange Feature measured at fair value utilizing significant unobservable inputs (Level 3) as of September 30, 2024:

(In millions)
Balance as of December 31, 2023	$—
Initial recognition of derivative liability	68
(Gain) loss in fair value recognized in earnings(1)	(14)
Balance as of September 30, 2024	$54
(1)    Included in non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

Financial Instruments

The fair value of the Company's financial instruments as of September 30, 2024 and December 31, 2023 are disclosed in Note 12, "Financial Instruments." The Company's financial instruments, excluding the Exchange Feature as disclosed above, are priced using quoted market prices for similar assets or liabilities in active markets (i.e., Level 2 inputs).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In December 2023 and March 2024, the Company identified the EV Disposal Groups which were in response to management's determination that the supply of EVs exceeded customer demand, elevated EV damage and collision costs, and a decline in EV residual values. As a result, the EV Disposal Groups were classified as held for sale. As of September 30, 2024, the remaining, unsold portion of the EV Disposal Groups continued to be classified as held for sale and was recorded at the lower of carrying value or fair value (as determined using Level 2 inputs) less costs to sell. Refer to Note 5, "Revenue Earning Vehicles," for additional information.

Note 14—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on rental volume and actuarial evaluations of historical accident claim experience and trends, as well as future projections of ultimate losses, expenses, premiums and administrative costs. As of September 30, 2024 and December 31, 2023, the Company's liability recorded for self-insured liabilities was $559 million and $471 million, of which $422 million and $336 million relates to liabilities incurred by the Company's Americas RAC operations, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is monitored quarterly based on evolving accident claim history and insurance-related state legislation changes. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time, the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the three months ended September 30, 2024 or the period after September 30, 2024, but before the filing of this Quarterly Report.

Make-Whole and Post-Petition Interest Claims – On July 1, 2021, Wells Fargo Bank, N.A. ("Wells Fargo"), in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes") and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Unsecured Notes”), filed a complaint against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this paragraph summary as “defendants”). The filing of the complaint initiated the adversary proceeding captioned Wells Fargo Bank, N.A. v. The Hertz Corp., et al. in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"), Adv. Pro. No. 21-50995 (MFW). The complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that the holders assert total approximately $272 million or, in the alternative, are entitled to payment of post-petition interest at a contractual rate that they assert totals approximately $125 million. The complaint also asserts the right to pre-judgment interest from July 1, 2021 to the date of any judgment. On December 22, 2021, the Delaware Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 Notes and the 2024 Notes and (ii) post-petition interest at the contract rate. See Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 637 B.R. 781 (Bankr. D. Del. Dec. 22, 2021). On November 9, 2022, the Delaware Bankruptcy Court ruled that the make-whole premium is the same as unmatured interest and is disallowed under the U.S. Bankruptcy Code, granting summary judgment in the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
defendants’ favor. The Delaware Bankruptcy Court certified the matter directly to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) and, on January 25, 2023, the Third Circuit accepted Wells Fargo’s appeal. The Third Circuit held an oral argument for this appeal on October 25, 2023, and on September 10, 2024, the Third Circuit issued its opinion in Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 117 F.4th 109 (3d Cir. 2024). In a 2-1 decision, a panel of the Third Circuit held that the "absolute priority rule" required Hertz to pay the make-whole premium on the 2026 Notes and on the 2028 Notes, and post-petition interest at the contract rate rather than the federal judgment rate on all Unsecured Notes, even though those amounts were disallowed under the Bankruptcy Code. As a result, the Company has accrued approximately $320 million for this litigation as of September 30, 2024, made up of approximately $260 million on the underlying claims and approximately $60 million in pre-judgment interest, which interest will continue to accrue until the date of any judgment that may be entered by the Delaware Bankruptcy Court. On October 15, 2024, the Company filed a petition with the Third Circuit for a rehearing en banc, which the Third Circuit denied on November 6, 2024. The Company cannot predict the ultimate outcome or timing of this litigation; if, however, the Delaware Bankruptcy Court were to enter judgment against Hertz, payment of such judgment could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Claims Related to Alleged False Arrests – A group of claims involving allegations that the police detained or arrested individuals in error after the Company reported rental cars as stolen were previously advanced against the Company. These claims first arose from actions allegedly taken by the Company prior to its emergence from bankruptcy reorganization; some claims alleged post-emergence behavior by the Company. These claims have been the subject of press coverage, and the Company has received government inquiries on the matter. The Company has policies to help guide the proper treatment of its customers and to seek to protect itself against the theft of its services or assets, and the Company has taken significant steps to modernize and update those policies. In December 2022, the Company entered into settlement agreements with 364 claimants in full and final resolutions of their claims for an aggregated amount of approximately $168 million (the "Settlement"), all of which amount was paid by the Company during December 2022. The Settlement resolved nearly all of the false arrest-related claims being advanced in the U.S. Bankruptcy Court for the District of Delaware, Adv. Pro. No. 20-11247 (MFW) and state court in Delaware (captioned Flannery, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-07-100 and Okoasia, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-09-531). Also, as a result of the Settlements, state court matters pending in Pennsylvania, captioned Lovelace, et al. v. Hertz Global Holdings, Inc., et al., Case No. 220801729, and in Florida, captioned Lizasoain, et al. v. Hertz Global Holdings, Inc., et al., Case No. 2022-015316-CA-1, were dismissed with prejudice. The Company continues to vigorously defend itself and believes that the ultimate resolution of any remaining claims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Relatedly, in May 2022, the Company filed a complaint against several of its insurers seeking a determination of its rights under its commercial general liability, and directors and officers liability, insurance policies for these alleged claims in a declaratory judgment action pending in Delaware Superior Court, Hertz Global Holdings, Inc., et al. v. ACE American Insurance Co., et al., C.A. No. N22C-05-130 MMJ (CCLD). On June 30, 2023, Hertz entered into a confidential settlement agreement with ACE American Insurance Company. On July 10, 2024, the Delaware Superior Court held a hearing on cross-motions for partial summary judgment and summary judgment. The Company entered into confidential settlement agreements with some of the remaining insurers before and after the hearing. On October 8, 2024, the Delaware Superior Court denied the Company's motion for partial summary judgment and granted the cross-motions for summary judgment and partial summary judgment in favor of the remaining general liability insurers. The case remains pending against some of the remaining directors' and officers' liability insurers.

Share Repurchase Program Litigation – On May 11, 2023, Angelo Cascia, a purported stockholder of Hertz Global, filed a putative class and derivative lawsuit in the Delaware Court of Chancery (the "Delaware Chancery Court") against certain current and former directors of Hertz Global, Knighthead Capital Management, LLC ("Knighthead"), Certares Opportunities LLC ("Certares") and CK Amarillo. The claims in the complaint relate to the Company’s share repurchase programs approved in November 2021 and June 2022. Among other allegations, the plaintiff claims Board members breached their fiduciary duties in approving these share repurchase programs and that Knighthead, Certares, and CK Amarillo were unjustly enriched because they gained a majority stake in Hertz Global as a result of share repurchases. Defendants filed their motion to dismiss the complaint on July 24, 2023. On March 11, 2024, the Delaware Chancery Court held a hearing on defendants' motion to dismiss. On June 20, 2024, the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Delaware Chancery Court granted in part and denied in part the defendants' motion to dismiss. The Delaware Chancery Court dismissed the claims against directors Feikin, Fields, Intrieri and Vougessis with prejudice, dismissed the claims related to the 2021 buyback without prejudice and allowed the remaining claims to proceed. On August 26, 2024, the Board formed a Special Litigation Committee (the "SLC"), made up of two independent directors, to evaluate and take any necessary actions related to the remaining claims. On October 21, 2024, the Delaware Chancery Court granted a motion to stay the litigation, including all discovery, until March 21, 2025.

Securities Class Action Complaint – On May 31, 2024, a complaint was filed in the United States District Court for the Middle District of Florida (the "Florida Middle District Court"), captioned Edward M. Doller v. Hertz Global Holdings, Inc. et al. (No. 2:24-CV-00513). On September 30, 2024, an amended complaint was filed, following the Florida Middle District Court's appointment of a lead plaintiff and a lead counsel. The amended complaint asserts claims against Hertz Global, former Company CEO, Stephen M. Scherr, and former Company Chief Financial Officer, Alexandra Brooks, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including concerning statements regarding demand for EVs. Plaintiffs assert claims on behalf of a putative class, consisting of all persons and entities that purchased or otherwise acquired Hertz Global's securities between January 6, 2023 and April 24, 2024. The amended complaint seeks unspecified damages, together with interest, attorneys’ fees and other costs. Hertz Global filed a motion to dismiss the complaint on October 30, 2024.

Warrant Holder Litigation – The holders of approximately 11% of the outstanding Public Warrants issued by Hertz Global under the Warrant Agreement, dated as of June 30, 2021 (the “Warrant Agreement”), filed a lawsuit, captioned Discovery Global Opportunity Master Fund, Ltd. v. Hertz Global Holdings, Inc., Case No. 2024-0655 (the “Action”), in the Delaware Chancery Court, on June 14, 2024. The complaint in the Action alleges generally that a “Change of Control Event” (as defined in the Warrant Agreement) had occurred by virtue of Hertz Global's repurchase of shares between November 2021 and December 31, 2023 and Hertz Global's incurrence of indebtedness. The complaint further asserts that, as a result of the alleged Change of Control Event, the plaintiffs are entitled to a “Change of Control Payment Amount” (as defined in the Warrant Agreement) in the amount of $20.47 per Public Warrant, or approximately $188 million in the aggregate, for their 11% position. The complaint asserts three claims for breach of contract and seeks a declaration from the Delaware Chancery Court that a Change of Control Event has occurred and that Hertz Global breached the Warrant Agreement by failing to redeem the warrants, monetary damages of at least $188 million plus pre- and post-judgment interest, and an order of specific performance, requiring Hertz Global to comply with its contractual obligations under the Warrant Agreement. On June 17, 2024, Hertz Global filed a motion to dismiss the complaint, which is now fully briefed. A hearing on the motion to dismiss is scheduled for November 12, 2024.

The Company has established reserves for matters where the Company believes that losses are probable and can be reasonably estimated. Other than the aggregate reserve established for claims for self-insured liabilities and the bankruptcy-related litigation, none of those reserves are material. For matters where the Company has not established a reserve, the ultimate outcome or resolution cannot be predicted at this time, or the amount of ultimate loss, if any, cannot be reasonably estimated. These matters are subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to the Company or any of its subsidiaries involved. Accordingly, it is possible that an adverse outcome from such a proceeding could exceed the amount accrued in an amount that could be material to the Company's consolidated financial condition, results of operations or cash flows in any particular reporting period.

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

Note 15—Related Party Transactions

Other Relationships

On June 19, 2024, Hertz entered into a Note Purchase Agreement (“NPA”) with Knighthead Annuity & Life Assurance Company, Knighthead Distressed Opportunities Fund, L.P., Knighthead (NY) Fund, L.P., Knighthead Master Fund, L.P. and CK Opportunities Fund I, LP (collectively, the “Investors”), which entities are investors affiliated with CK Amarillo, an affiliate of Hertz Holdings, in connection with a backstop for Hertz's Exchangeable Notes offering, as disclosed in Note 7, "Debt." Under the terms of the NPA, Hertz had the right, but not the obligation, to sell to the Investors up to approximately $44 million in aggregate principal amount of Exchangeable Notes at the same price paid by investors in the offering of Exchangeable Notes. At the time of issuance, the Investors purchased approximately $44 million of the Exchangeable Notes on terms no less favorable than those purchased by non-related parties in the offering.

Note 16—Segment Information

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

In addition to its reportable segments and other operating activities, the Company has corporate operations ("Corporate"), which includes general corporate assets and expenses and certain interest expense (including net interest on non-vehicle debt). Corporate includes other items necessary to reconcile the reportable segments to the Company's total amounts.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following tables provide significant statement of operations and balance sheet information by reportable segment for each of Hertz Global and Hertz, as well as Adjusted EBITDA, the measure used to determine segment profitability.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Revenues
Americas RAC	$2,062	$2,172	$5,729	$5,917
International RAC	514	531	1,280	1,270
Total Hertz Global and Hertz	$2,576	$2,703	$7,009	$7,187
Depreciation of revenue earning vehicles and lease charges, net
Americas RAC(1)	$822	$414	$2,603	$1,035
International RAC(1)	115	87	338	176
Total Hertz Global and Hertz	$937	$501	$2,941	$1,211
Adjusted EBITDA
Americas RAC	$(169)	$302	$(1,060)	$894
International RAC	63	109	30	258
Total reportable segments	(106)	411	(1,030)	1,152
Corporate	(51)	(52)	(154)	(209)
Total Hertz Global and Hertz	$(157)	$359	$(1,184)	$943

	As of
(In millions)	September 30, 2024	December 31, 2023
Revenue earning vehicles, net
Americas RAC(2)(3)	$10,988	$12,450
International RAC(2)(3)	2,247	2,201
Total Hertz Global and Hertz	$13,235	$14,651
Total assets
Americas RAC(3)	$18,062	$19,252
International RAC(3)	4,008	4,245
Total reportable segments	22,070	23,497
Corporate	909	1,108
Total Hertz Global(4)	22,979	24,605
Corporate - Hertz	(1)	(1)
Total Hertz(4)	$22,978	$24,604
(1)    For the nine months ended September 30, 2024, includes the write-down to carrying value of vehicles classified as held for sale, including the EV Disposal Groups. See Note 5, "Revenue Earning Vehicles," for further information.
(2)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date, including the EV Disposal Groups. See Note 5, "Revenue Earning Vehicles," for further information.
(3)    Includes Long-Lived Assets impairment charges recognized in the third quarter of 2024. See Note 3, "Long-Lived Assets Impairment," for further information.
(4)    The consolidated total assets of Hertz Global and Hertz as of September 30, 2024 and December 31, 2023 include total assets of VIEs of $2.0 billion and $1.7 billion, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 7, "Debt," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Reconciliations of Adjusted EBITDA by reportable segment to consolidated amounts are summarized below:

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Adjusted EBITDA:
Americas RAC	$(169)	$302	$(1,060)	$894
International RAC	63	109	30	258
Total reportable segments	(106)	411	(1,030)	1,152
Corporate(1)	(51)	(52)	(154)	(209)
Total Hertz Global	(157)	359	(1,184)	943
Adjustments:
Non-vehicle depreciation and amortization	(34)	(33)	(107)	(100)
Non-vehicle debt interest, net	(103)	(63)	(266)	(170)
Vehicle debt-related charges(2)	(11)	(11)	(33)	(31)
Restructuring and restructuring related charges(3)	(1)	(2)	(45)	(10)
Change in fair value of Public Warrants(4)	21	328	272	110
Unrealized gains (losses) on financial instruments(5)	16	(1)	8	(107)
Gain on sale of non-vehicle capital assets(6)	—	—	—	162
Non-cash stock-based compensation forfeitures(7)	—	—	64	—
Bankruptcy-related litigation reserve(8)	(288)	—	(288)	—
Long-Lived Assets impairment(9)	(1,048)	—	(1,048)	—
Other items(10)	(15)	(18)	(47)	(18)
Income (loss) before income taxes	$(1,620)	$559	$(2,674)	$779

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Adjusted EBITDA:
Americas RAC	$(169)	$302	$(1,060)	$894
International RAC	63	109	30	258
Total reportable segments	(106)	411	(1,030)	1,152
Corporate(1)	(51)	(52)	(154)	(209)
Total Hertz	(157)	359	(1,184)	943
Adjustments:
Non-vehicle depreciation and amortization	(34)	(33)	(107)	(100)
Non-vehicle debt interest, net	(103)	(63)	(266)	(170)
Vehicle debt-related charges(2)	(11)	(11)	(33)	(31)
Restructuring and restructuring related charges(3)	(1)	(2)	(45)	(10)
Unrealized gains (losses) on financial instruments(5)	16	(1)	8	(107)
Gain on sale of non-vehicle capital assets(6)	—	—	—	162
Non-cash stock-based compensation forfeitures(7)	—	—	64	—
Bankruptcy-related litigation reserve(8)	(288)	—	(288)	—
Long-Lived Assets impairment(9)	(1,048)	—	(1,048)	—
Other items(10)	(15)	(18)	(47)	(18)
Income (loss) before income taxes	$(1,641)	$231	$(2,946)	$669

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
(5)Represents unrealized gains (losses) on derivative financial instruments. In 2023, also includes the realization of $88 million of previously unrealized gains resulting from the unwind of certain interest rate caps in the first quarter of 2023. See Note 12, "Financial Instruments."
(6)Represents gain on sale of certain non-vehicle capital assets sold in March 2023. See Note 4, "Divestitures."
(7)Represents former CEO awards forfeited in March 2024. See Note 11, "Stock-Based Compensation."
(8)Represents an increase to an existing bankruptcy-related litigation reserve recorded in September 2024. See Note 14, "Contingencies and Off-Balance Sheet Commitments."
(9)Represents Long-Lived Assets impairment charges recognized in the third quarter of 2024. See Note 3, "Long-Lived Assets Impairment."
(10)Represents miscellaneous items. For the three and nine months ended September 30, 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related vehicle damages, partially offset by certain litigation settlements and a loss recovery settlement. For the three and nine months ended September 30, 2023, primarily includes certain IT-related charges, certain storm-related vehicle damages and certain professional fees and charges related to the settlement of bankruptcy claims, partially offset by a loss recovery settlement.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hertz Global Holdings, Inc. is a holding company and its principal, wholly owned subsidiary is The Hertz Corporation. Hertz Global consolidates Hertz for financial statement purposes, and Hertz comprises approximately the entire balance of Hertz Global’s assets, liabilities and operating cash flows. In addition, Hertz’s operating revenues and operating expenses comprise nearly 100% of Hertz Global’s revenues and operating expenses. As such, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") that follows herein is for Hertz and also applies to Hertz Global in all material respects, unless otherwise noted. Differences between the operations and results of Hertz and Hertz Global are separately disclosed and explained. We sometimes use the words “we,” “our,” “us” and the “Company” in this MD&A for disclosures that relate to all of Hertz and Hertz Global.

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

This MD&A should be read in conjunction with the MD&A presented in our 2023 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

Three and Nine Months Ended September 30, 2024 Operating Overview

As of September 30, 2024, the sale of the EV Disposal Groups was approximately 95% complete. During the nine months ended September 30, 2024, we incurred incremental depreciation charges, primarily in the first half of 2024, of $176 million for the write-down on the vehicles, of which $165 million and $11 million are associated with our Americas RAC and International RAC segments, respectively, and $47 million for losses incurred on the vehicles sold, primarily in our Americas RAC segment. Refer to Note 5, "Revenue Earning Vehicles," in Part I, Item 1 of this Quarterly Report for additional information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The charts below provide the period-over-period change for several key factors influencing our results for the three and nine months ended September 30, 2024 and 2023.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Estimates

Long-Lived Assets

Our long-lived assets consist primarily of revenue earning vehicles, ROU assets and property and equipment. We make estimates about the expected economic lives, projected residual values and the potential for impairment. We amortize long-lived assets using the straight-line method over the estimated economic lives. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors which could be indicators of impairment include, but are not limited to, (i) significant decrease in market prices of the assets, (ii) current period operating or cash flow losses or a projection or forecast that demonstrates continuing losses and (iii) significant changes in the estimated useful lives. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying value or estimated fair value less costs to sell.

During the third quarter of 2024, at the conclusion of our historical peak rental season, there was a reduction in the cash flow projections in the Americas RAC and International RAC segments, indicating that the carrying values of their long-lived assets may not be recoverable. The reduction was largely attributed to the acceleration of the rental fleet rotation in our segments, where shortening the useful life reduced the potential future cash flows expected to be earned from the fleet. Operating cash flow projections also deteriorated from delayed timing of operating cost improvements and longer timeframes associated with revenue maximization initiatives. As a result, we tested the recoverability of our Long-Lived Assets in our Americas RAC and International RAC segments and determined that an impairment existed.

Effective August 31, 2024, the Long-Lived Assets were written down to their estimated fair values, resulting in the recognition of an impairment charge of $1.0 billion, of which $923 million and $125 million were associated with our revenue earning vehicles and ROU assets, respectively. As the Long-Lived Assets impairment was recognized as of August 31, 2024, depreciation expense during the third quarter of 2024 includes two months of depreciation at pre-impairment rates and one month at post-impairment rates.

To the extent there are further changes in market conditions or the performance of our long-lived assets, there is a possibility that we could incur additional impairments in the future. Refer to Note 3, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report for additional information.

Recoverability of Goodwill and Indefinite-lived Intangible Assets

As of September 30, 2024, we tested the recoverability of our goodwill and indefinite-lived intangible assets due to the impact related to the reduction in the cash flow projections in our Americas RAC and International RAC segments. The quantitative fair value test utilized our most recent cash flow projections, including a range of potential outcomes, along with a long-term growth rate of 2% and a range of discount rates between 20.0% and 12.0%. Based on the quantitative tests, no impairments were recorded in the third quarter of 2024. However, the fair value of the Dollar and Thrifty tradename, which is an indefinite-lived intangible asset, in our Americas RAC segment was in excess by 12% of the carrying values of $934 million.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ In millions)	2024	2023		2024	2023
Total revenues	$2,576	$2,703	(5)%	$7,009	$7,187	(2)%
Depreciation of revenue earning vehicles and lease charges, net	937	501	87	2,941	1,211	NM
Direct vehicle and operating expenses	1,470	1,499	(2)	4,276	4,067	5
Non-vehicle depreciation and amortization	34	33	4	107	100	7
Selling, general and administrative expenses	189	209	(9)	594	715	(17)
Interest expense, net:
Vehicle	157	162	(3)	447	405	10
Non-vehicle	89	63	43	252	170	49
Interest expense, net	246	225	10	699	575	22
Other (income) expense, net	5	5	(6)	2	12	(88)
(Gain) from the sale of non-vehicle capital assets	—	—	—	—	(162)	(100)
Bankruptcy-related litigation reserve	288	—	NM	288	—	NM
Long-Lived Assets impairment	1,048	—	NM	1,048	—	NM
Income (loss) before income taxes	(1,641)	231	NM	(2,946)	669	NM
Income tax (provision) benefit	287	68	NM	291	184	59
Net income (loss)	$(1,354)	$299	NM	$(2,655)	$853	NM
Adjusted Corporate EBITDA(a)	$(157)	$359	NM	$(1,184)	$943	NM
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Total revenues decreased $127 million in the third quarter of 2024 compared to the same period in 2023, resulting from a decrease of $110 million and $16 million in our Americas RAC and International RAC segments, respectively. The decrease in total revenues was due primarily to lower volume.

Depreciation of revenue earning vehicles and lease charges, net increased $436 million in the third quarter of 2024 compared to the same period in 2023, of which $408 million and $29 million were attributed to our Americas RAC and International RAC segments, respectively. Depreciation of revenue earning vehicles and lease charges, net increased due primarily to (i) deterioration in the residual values at the expected time of disposal, (ii) decreased holding periods resulting from the acceleration of our rental fleet rotation and (ii) per unit losses recognized on vehicle dispositions during the third quarter of 2024 compared to per unit gains recognized in the same period in 2023, partially offset by lower Average Vehicles. We expect that depreciation of revenue earning vehicles and lease charges, net will continue to be impacted during the fourth quarter of 2024 by an uncertain residual environment and heightened disposals as part of our fleet refresh initiatives versus the same period in 2023.

DOE decreased $30 million in the third quarter of 2024 compared to the same period in 2023, resulting from a decrease of $39 million in our Americas RAC segment, partially offset by an increase of $13 million in our International RAC segment. DOE decreased due primarily to lower volume largely in our Americas RAC segment, partially offset by increased self-insurance liabilities as a result of adverse experience and case development and increased vehicle in-fleeting costs related to our accelerated fleet rotation in 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A decreased $19 million in the third quarter of 2024 compared to the same period in 2023 driven primarily by a decrease of $36 million associated with our corporate operations, partially offset by an increase of $16 million in our International RAC segment. The decrease in SG&A associated with our corporate operations was due primarily to intercompany royalty assessment fees received from our International RAC and Americas RAC segments, reduced non-cash stock-based compensation charges and decreased third-party spend. SG&A in our International RAC segment increased due primarily to higher intercompany royalty assessment fees paid to our corporate operations and the release of a litigation reserve in the 2023 period.

Vehicle interest expense, net decreased $5 million in the third quarter of 2024 compared to the same period in 2023 due primarily to interest rate mix, partially offset by higher interest rates.

Non-vehicle interest expense, net increased $27 million in the third quarter of 2024 compared to the same period in 2023 due primarily to higher debt levels and higher benchmark rates.

In the third quarter of 2024, we recognized expense of $288 million in our corporate operations related to an increase to an existing bankruptcy-related litigation reserve, as disclosed in Note 14, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

In the third quarter of 2024, we recognized an impairment charge of $1.0 billion associated with the Long-Lived Assets in our Americas RAC and International RAC segments, as disclosed in Note 3, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report.

For the three months ended September 30, 2024, we recorded a tax benefit of $287 million, which resulted in an effective tax rate of 17%. For the three months ended September 30, 2023, we recorded a tax benefit of $68 million, which resulted in an effective tax rate of (30)%. The change in taxes in the three months ended September 30, 2024 compared to the same period in 2023 was driven primarily by lower pretax income, changes in valuation allowances on deferred tax assets and lower estimated EV credits.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Total revenues decreased $178 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to lower pricing, partially offset by higher volume. Total revenues in our Americas RAC segment decreased $189 million due primarily to lower pricing, partially offset by an increase of $9 million in our International RAC segment resulting primarily from higher volume.

Depreciation of revenue earning vehicles and lease charges, net increased $1.7 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, of which $1.6 billion is attributable to our Americas RAC segment. Depreciation of revenue earning vehicles and lease charges, net increased due primarily to (i) deterioration in the residual values at the expected time of disposal, (ii) decreased holding periods resulting from the acceleration of our rental fleet rotation (iii) per unit losses recognized on vehicle dispositions during the nine months ended nine month ended September 30, 2024 compared to per unit gains recognized in the same period in 2023 and (iv) write-downs on the carrying values of the EVs classified as held for sale, primarily in the first half of 2024 in our Americas RAC segment. We expect that depreciation of revenue earning vehicles and lease charges, net will continue to be impacted during the fourth quarter of 2024 by an uncertain residual environment and heightened disposals as part of our fleet refresh initiatives versus the same period in 2023.

DOE increased $210 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 with increases of $133 million and $80 million in our Americas RAC and International RAC segments, respectively. The increase in DOE was due primarily to increased self-insurance liabilities as a result of adverse experience and case development, increased collision and damage costs, a loss recovery settlement in the second quarter of 2023, increased vehicle in-fleeting costs and higher personnel costs.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A decreased $121 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 driven primarily by a decrease of $166 million associated with our corporate operations, partially offset by increases of $39 million and $7 million in our International RAC and Americas RAC segments, respectively. The decrease in SG&A associated with our corporate operations was due primarily to a non-cash stock-based compensation gain related to forfeitures of former CEO awards in March 2024, intercompany royalty assessment fees received from our International RAC and Americas RAC segments, decreased third-party spend and reduced non-cash stock-based compensation charges, partially offset by increased restructuring related costs. SG&A in our International RAC segment increased due primarily to higher intercompany royalty assessment fees paid to our corporate operations, increased advertising spend, increased restructuring related costs and the release of a litigation reserve in the 2023 period. SG&A in our Americas RAC segment increased due primarily to increased restructuring related costs, higher intercompany royalty assessment fees paid to our corporate operations and increased personnel costs, partially offset by reduced advertising spend.

Vehicle interest expense, net increased $42 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to higher interest rates and increased debt levels.

Non-vehicle interest expense, net increased $83 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to higher debt levels and higher benchmark rates.

In the nine months ended September 30, 2024, we recognized expense of $288 million in our corporate operations related to an increase to an existing bankruptcy-related litigation reserve, as disclosed in Note 14, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

In the nine months ended September 30, 2024, we recognized an impairment charge of $1.0 billion associated with the Long-Lived Assets in our Americas RAC and International RAC segments, as disclosed in Note 3, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report.

In the nine months ended September 30, 2023, we recognized a gain of $162 million on the sale of certain non-vehicle capital assets in our Americas RAC segment, as disclosed in Note 4, "Divestitures," in Part I, Item 1 of this Quarterly Report.

For the nine months ended September 30, 2024, we recorded a tax benefit of $291 million, which resulted in an effective tax rate of 10%. For the nine months ended September 30, 2023, we recorded a tax benefit of $184 million, which resulted in an effective tax rate of (27)%. The change in tax in the nine months ended September 30, 2024 compared to the same period in 2023 was driven primarily by lower pretax income, changes in valuation allowances on deferred tax assets and lower estimated EV credits.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had income of $21 million and $272 million from the change in fair value of Public Warrants that were incremental to Hertz for the third quarter and nine months ended September 30, 2024, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

Hertz Global had income of $328 million and $110 million from the change in fair value of Public Warrants that were incremental to Hertz for the third quarter and nine months ended September 30, 2023, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ In millions, except as noted)	2024	2023		2024	2023
Total revenues	$2,062	$2,172	(5)%	$5,729	$5,917	(3)%
Depreciation of revenue earning vehicles and lease charges, net	$822	$414	98	$2,603	$1,035	NM
Direct vehicle and operating expenses	$1,202	$1,241	(3)	$3,553	$3,419	4
Direct vehicle and operating expenses as a percentage of total revenues	58%	57%		62%	58%
Non-vehicle depreciation and amortization	$28	$27	4	$81	$82	(1)
Selling, general and administrative expenses	$113	$114	(1)	$374	$367	2
Selling, general and administrative expenses as a percentage of total revenues	5%	5%		7%	6%
Vehicle interest expense	$124	$132	(6)	$363	$338	7
Long-Lived Assets impairment	$865	$—	NM	$865	$—	NM
Adjusted EBITDA	$(169)	$302	NM	$(1,060)	$894	NM
Transaction Days (in thousands)(b)	32,693	34,278	(5)	95,469	94,626	1
Average Vehicles (in whole units)(f)	463,467	467,916	(1)	460,638	446,101	3
Average Rentable Vehicles (in whole units)(c)	432,608	442,353	(2)	434,714	422,595	3
Vehicle Utilization(c)	82%	84%		80%	82%
Total RPD (in dollars)(d)	$63.20	$63.45	—	$60.09	$62.59	(4)
Total RPU Per Month (in whole dollars)(e)	$1,592	$1,638	(3)	$1,466	$1,557	(6)
Depreciation Per Unit Per Month (in whole dollars)(f)	$592	$295	100%	$629	$258	NM
Percentage of program vehicles as of period end	4%	1%		4%	1%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Total Americas RAC revenues decreased $110 million in the third quarter of 2024 compared to the same period in 2023 due primarily to lower volume. Transaction Days declined due primarily to lower volumes in most customer channels. Total RPD was primarily flat in the third quarter of 2024 compared to the same period in 2023. Airport revenues comprised 70% of total revenues for the segment in the third quarter of 2024 compared to 69% in the same period in 2023.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $408 million in the third quarter of 2024 compared to the same period in 2023 due primarily to (i) deterioration in residual values at the expected time of disposal, (ii) decreased holding periods resulting in part from the acceleration of our rental fleet rotation and (iii) per unit losses recognized on vehicle dispositions during the third quarter of 2024 compared to per unit gains recognized in the same period in 2023, partially offset by a decrease in Average Vehicles. We expect that depreciation of revenue earning vehicles and lease charges, net will continue to be impacted during the fourth

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

quarter of 2024 by an uncertain residual environment and heightened disposals as part of our fleet refresh initiatives versus the same period in 2023.

DOE for Americas RAC decreased $39 million in the third quarter of 2024 compared to the same period in 2023 due primarily to lower volume as well as lower personnel costs and decreased collision and damage costs, partially offset by increased self-insurance liabilities as a result of adverse experience and case development and increased vehicle in-fleeting costs related to our accelerated fleet rotation in 2024.

SG&A for Americas RAC in the third quarter of 2024 was primarily flat compared to the same period in 2023 due primarily to reduced advertising spend, partially offset by increased personnel costs and higher intercompany royalty assessment fees paid to our corporate operations.

Vehicle interest expense for Americas RAC decreased $8 million in the third quarter of 2024 compared to the same period in 2023 due primarily to interest rate mix and lower debt levels, partially offset by higher average interest rates resulting primarily from the issuances of new HVF III Series Notes in the third quarter of 2024 and higher benchmark rates on the HVF III 2021-A Notes.

Americas RAC recognized an impairment charge of $865 million in the third quarter of 2024 associated with its Long-Lived Assets, of which $740 million and $125 million related to its revenue earning vehicles and ROU assets, respectively. Refer to Note 3, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report for further details.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Total Americas RAC revenues decreased $189 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to lower pricing. Total RPD declined due primarily to lower rates in most customer channels. Transaction Days was generally consistent with the same period in 2023. Airport revenues comprised 69% of total revenues for the segment in the nine months ended September 30, 2024 and in the nine months ended September 30, 2023.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $1.6 billion in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to (i) deterioration in residual values at the expected time of disposal, (ii) decreased holding periods resulting in part from the acceleration of our rental fleet rotation, (iii) per unit losses recognized on vehicle dispositions during the nine months ended September 30, 2024 compared to per unit gains recognized in the same period in 2023 and (iv) write-downs on the carrying values of the EVs classified as held for sale, primarily in the first half of 2024. We expect that depreciation of revenue earning vehicles and lease charges, net will continue to be impacted during the fourth quarter of 2024 by an uncertain residual environment and heightened disposals as part of our fleet refresh initiatives versus the same period in 2023.

DOE for Americas RAC increased $133 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to increased self-insurance liabilities as a result of adverse experience and case development, a loss recovery in the second quarter of 2023, increased collision and damage costs and increased vehicle in-fleeting costs related to our accelerated fleet rotation in the third quarter of 2024.

SG&A for Americas RAC increased $7 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to increased restructuring related costs, higher intercompany royalty assessment fees paid to our corporate operations and increased personnel costs, partially offset by reduced advertising spend.

Vehicle interest expense for Americas RAC increased $25 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to higher average interest rates resulting primarily from the issuances of new HVF III Series Notes in 2024 and higher benchmark rates on the HVF III 2021-A Notes, partially offset by interest rate mix and lower debt levels. Vehicle interest expense in our Americas RAC

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

segment was also impacted by the unwind of certain of its interest rate caps in the first quarter of 2023 resulting in the realization of $88 million of previously unrealized gains, partially offset by a $98 million realized gain for which there was no comparable transaction in 2024.

Americas RAC recognized an impairment charge of $865 million in the nine months ended September 30, 2024 associated with its Long-Lived Assets, of which $740 million and $125 million related to its revenue earning vehicles and ROU assets, respectively. Refer to Note 3, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report for further details.

International RAC

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2024	2023		2024	2023
Total revenues	$514	$531	(3)%	$1,280	$1,270	1%
Depreciation of revenue earning vehicles and lease charges, net	$115	$87	33	$338	$176	92
Direct vehicle and operating expenses	$271	$258	5	$731	$651	12
Direct vehicle and operating expenses as a percentage of total revenues	53%	49%		57%	51%
Non-vehicle depreciation and amortization	$3	$3	10	$10	$8	28
Selling, general and administrative expenses	$57	$40	40	$160	$122	32
Selling, general and administrative expenses as a percentage of total revenues	11%	8%		13%	10%
Vehicle interest expense	$33	$30	9	$84	$67	26
Long-Lived Assets impairment	$183	$—	NM	$183	$—	NM
Adjusted EBITDA	$63	$109	(42)	$30	$258	(88)
Transaction Days (in thousands)(b)	8,605	8,817	(2)	22,404	21,962	2
Average Vehicles (in whole units)(f)	120,049	122,572	(2)	108,772	105,997	3
Average Rentable Vehicles (in whole units)(c)	117,466	119,914	(2)	106,593	103,861	3
Vehicle Utilization(c)	80%	80%		77%	77%
Total RPD (in dollars)(d)	$60.45	$61.47	(2)	$58.37	$59.07	(1)
Total RPU Per Month (in whole dollars)(e)	$1,476	$1,507	(2)	$1,363	$1,388	(2)
Depreciation Per Unit Per Month (in whole dollars)(f)	$324	$240	35	$353	$188	87
Percentage of program vehicles as of period end	33%	33%		33%	33%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Total revenues for International RAC decreased $16 million in the third quarter of 2024 compared to the same period in 2023 due primarily to lower volume and lower pricing. Transaction Days decreased due primarily to lower volume, primarily in Europe, in certain business categories, partially offset by higher volume in certain leisure categories. Total RPD declined in the third quarter of 2024 compared to the same period in 2023 due primarily to lower rates in most customer channels.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation of revenue earning vehicles and lease charges, net for International RAC in the third quarter of 2024 increased $29 million compared to the same period in 2023 due primarily to (i) per unit losses recognized on vehicle dispositions in the third quarter of 2024 compared to per unit gains recognized in the same period in 2023 and (ii) deterioration in residual values at the expected time of disposal. We expect that depreciation of revenue earning vehicles and lease charges, net will continue to be impacted during the fourth quarter of 2024 by an uncertain residual environment and heightened disposals as part of our fleet refresh initiatives versus the same period in 2023.

DOE for International RAC increased $13 million in the third quarter of 2024 compared to the same period in 2023 due primarily to higher personnel costs, increased vehicle in-fleeting costs, increased self-insurance liabilities as a result of adverse experience and case development and increased collision and damage costs.

SG&A for International RAC in the third quarter of 2024 increased $16 million compared to the same period in 2023 due primarily to higher intercompany royalty assessment fees paid to our corporate operations and the release of a litigation reserve in the 2023 period.

Vehicle interest expense for International RAC increased $3 million in the third quarter of 2024 compared to the same period in 2023 due primarily to increased debt levels, partially offset by lower market interest rates.

International RAC recognized an impairment charge of $183 million in the third quarter of 2024 associated with its Long-Lived Assets, as disclosed in Note 3, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Total revenues for International RAC increased $9 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to higher volume, partially offset by lower pricing. Transaction Days increased driven primarily by higher volume in certain leisure categories, primarily in Europe. Total RPD declined resulting primarily from lower rates in certain leisure categories.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $162 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to (i) per unit losses recognized on vehicle dispositions in the nine months ended September 30, 2024 compared to per unit gains recognized in the same period in 2023 and (ii) deterioration in the residual values at the expected time of disposal. We expect that depreciation of revenue earning vehicles and lease charges, net will continue to be impacted during the fourth quarter of 2024 by an uncertain residual environment and heightened disposals as part of our fleet refresh initiatives versus the same period in 2023.

DOE for International RAC increased $80 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to higher personnel costs, increased collision and damage costs and increased self-insurance liabilities as a result of adverse experience and case development.

SG&A for International RAC increased $39 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to higher intercompany royalty assessment fees paid to our corporate operations, increased advertising spend, increased restructuring related costs and the release of a litigation reserve in the 2023 period.

Vehicle interest expense for International RAC increased $17 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due primarily to higher debt levels and higher market interest rates.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC recognized an impairment charge of $183 million in the nine months ended September 30, 2024 associated with its Long-Lived Assets, as disclosed in Note 3, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report.
Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)Adjusted Corporate EBITDA is calculated as net income (loss), adjusted for income taxes; non-vehicle depreciation and amortization; non-vehicle debt interest, net; vehicle debt-related charges; restructuring and restructuring related charges; unrealized (gains) losses from financial instruments; change in fair value of Public Warrants and certain other miscellaneous or non-recurring items. When evaluating our operating performance, investors should not consider Adjusted Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance determined in accordance with U.S. GAAP. The reconciliations to the most comparable consolidated U.S. GAAP measure are presented below:
Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$(1,354)	$299	$(2,655)	$853
Adjustments:
Income tax provision (benefit)	(287)	(68)	(291)	(184)
Non-vehicle depreciation and amortization	34	33	107	100
Non-vehicle debt interest, net	103	63	266	170
Vehicle debt-related charges(1)	11	11	33	31
Restructuring and restructuring related charges(2)	1	2	45	10
Unrealized (gains) losses on financial instruments(3)	(16)	1	(8)	107
Gain on sale of non-vehicle capital assets(4)	—	—	—	(162)
Non-cash stock-based compensation forfeitures(5)	—	—	(64)	—
Bankruptcy-related litigation reserve(6)	288	—	288	—
Long-Lived Assets impairment(7)	1,048	—	1,048	—
Other items(8)	15	18	47	18
Adjusted Corporate EBITDA	$(157)	$359	$(1,184)	$943

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$(1,332)	$629	$(2,383)	$964
Adjustments:
Income tax provision (benefit)	(288)	(70)	(291)	(185)
Non-vehicle depreciation and amortization	34	33	107	100
Non-vehicle debt interest, net	103	63	266	170
Vehicle debt-related charges(1)	11	11	33	31
Restructuring and restructuring related charges(2)	1	2	45	10
Unrealized (gains) losses on financial instruments(3)	(16)	1	(8)	107
Gain on sale of non-vehicle capital assets(4)	—	—	—	(162)
Non-cash stock-based compensation forfeitures(5)	—	—	(64)	—
Bankruptcy-related litigation reserve(6)	288	—	288	—
Long-Lived Assets impairment(7)	1,048	—	1,048	—
Change in fair value of Public Warrants(9)	(21)	(328)	(272)	(110)
Other items(8)	15	18	47	18
Adjusted Corporate EBITDA	$(157)	$359	$(1,184)	$943
(1)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(2)Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related to personnel reductions and closure of underperforming locations.
(3)Represents unrealized (gains) losses on derivative financial instruments. In 2023, also includes the realization of $88 million of previously unrealized gains resulting from the unwind of certain interest rate caps in the first quarter of 2023. See Note 12, "Financial Instruments," in Part I, Item 1 of this Quarterly Report.
(4)Represents gain on sale of certain non-vehicle capital assets sold in March 2023. See Note 4, "Divestitures," in Part I, Item 1 of this Quarterly Report.
(5)Represents former CEO awards forfeited in March 2024. See Note 11, "Stock-Based Compensation," in Part I, Item 1 of this Quarterly Report.
(6)Represents an increase to an existing bankruptcy-related litigation reserve recorded in September 2024. See Note 14, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.
(7)Represents Long-Lived Assets impairment charges recognized in the third quarter of 2024. See Note 3, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report.
(8)Represents miscellaneous items. For the three and nine months ended September 30, 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related vehicle damages, partially offset by certain litigation settlements and a loss recovery settlement. For the three and nine months ended September 30, 2023, primarily includes certain IT-related charges, certain storm-related vehicle damages and certain professional fees and charges related to the settlement of bankruptcy claims, partially offset by a loss recovery settlement.
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

	Americas RAC		International RAC
	Three Months Ended September 30,
	2024	2023	2024	2023
Transaction Days (in thousands)	32,693	34,278	8,605	8,817
Average Rentable Vehicles (in whole units)	432,608	442,353	117,466	119,914
Number of days in period (in whole units)	92	92	92	92
Available Car Days (in thousands)	39,816	40,709	10,813	11,035
Vehicle Utilization	82%	84%	80%	80%

	Nine Months Ended September 30,
	2024	2023	2024	2023
Transaction Days (in thousands)	95,469	94,626	22,404	21,962
Average Rentable Vehicles (in whole units)	434,714	422,595	106,593	103,861
Number of days in period (in whole units)	274	273	274	273
Available Car Days (in thousands)	119,143	115,433	29,225	28,389
Vehicle Utilization	80%	82%	77%	77%

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

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2024	2023	2024	2023
Revenues	$2,062	$2,172	$514	$531
Foreign currency adjustment(1)	4	2	6	11
Total Revenues - adjusted for foreign currency	$2,066	$2,174	$520	$542
Transaction Days (in thousands)	32,693	34,278	8,605	8,817
Total RPD (in dollars)	$63.20	$63.45	$60.45	$61.47
(1)Based on December 31, 2023 foreign currency exchange rates for all periods presented.

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2024	2023	2024	2023
Revenues	$5,729	$5,917	$1,280	$1,270
Foreign currency adjustment(1)	8	4	28	27
Total Revenues - adjusted for foreign currency	$5,737	$5,921	$1,308	$1,297
Transaction Days (in thousands)	95,469	94,626	22,404	21,962
Total RPD (in dollars)	$60.09	$62.59	$58.37	$59.07
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

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2024	2023	2024	2023
Total Revenues - adjusted for foreign currency	$2,066	$2,174	$520	$542
Average Rentable Vehicles (in whole units)	432,608	442,353	117,466	119,914
Total revenue per unit (in whole dollars)	$4,776	$4,915	$4,429	$4,520
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,592	$1,638	$1,476	$1,507

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2024	2023	2024	2023
Total Rental Revenues	$5,737	$5,921	$1,308	$1,297
Average Rentable Vehicles (in whole units)	434,714	422,595	106,593	103,861
Total revenue per unit (in whole dollars)	$13,196	$14,012	$12,269	$12,490
Number of months in period (in whole units)	9	9	9	9
Total RPU Per Month (in whole dollars)	$1,466	$1,557	$1,363	$1,388

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

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2024	2023	2024	2023
Depreciation of revenue earning vehicles and lease charges, net(1)	$822	$414	$115	$87
Foreign currency adjustment(2)	1	1	2	1
Adjusted depreciation of revenue earning vehicles and lease charges	$823	$415	$117	$88
Average Vehicles (in whole units)	463,467	467,916	120,049	122,572
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$1,777	$886	$971	$720
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$592	$295	$324	$240

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2024	2023	2024	2023
Depreciation of revenue earning vehicles and lease charges, net(1)	$2,603	$1,035	$338	$176
Foreign currency adjustment(2)	3	2	8	4
Adjusted depreciation of revenue earning vehicles and lease charges	$2,606	$1,037	$346	$180
Average Vehicles (in whole units)	460,638	446,101	108,772	105,997
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$5,658	$2,325	$3,176	$1,696
Number of months in period (in whole units)	9	9	9	9
Depreciation Per Unit Per Month (in whole dollars)	$629	$258	$353	$188
(1)Reflects one month of depreciation at post-impairment rates for the three and nine months ended September 30, 2024. See Note 3, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report.
(2)Based on December 31, 2023 foreign currency exchange rates for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements in the U.S. and internationally.

Cash and Cash Equivalents

As of September 30, 2024, we had $501 million of cash and cash equivalents and $404 million of restricted cash and cash equivalents. As of September 30, 2024, $191 million of cash and cash equivalents and $121 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We continue to assert non-permanent reinvestment of foreign earnings that give rise to excess cash, provided such cash can be remitted in a tax efficient manner.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations for the next twelve months and for the foreseeable future thereafter.

Cash Flows – Hertz

As of September 30, 2024 and December 31, 2023, Hertz had cash and cash equivalents of $501 million and $764 million, respectively, and restricted cash and cash equivalents of $404 million and $442 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2024	2023	$ Change
Cash provided by (used in):
Operating activities	$1,813	$1,907	$(94)
Investing activities	(3,267)	(4,108)	841
Financing activities	1,153	1,836	(683)
Effect of exchange rate changes	—	3	(3)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(301)	$(362)	$61

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the nine months ended September 30, 2024, cash flows from operating activities decreased $94 million period over period due primarily to a $876 million change in net income, as adjusted for non-cash and non-operating items, inclusive of a $1.0 billion Long-Lived Assets impairment recognized in the third quarter of 2024, partially offset by a $782 million change in working capital accounts. Cash flows from working capital accounts increased due primarily to an increase to an existing bankruptcy-related litigation reserve recorded in the third quarter of 2024, a decrease in non-vehicle receivables due to timing, lower value added tax receivables, an increase in self-insurance liabilities as a result of adverse experience and case development and non-recurring capital outlays for certain prepaids in 2023.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the nine months ended September 30, 2024, there was an $841 million decrease in the cash used in investing activities period over period due primarily to a $932 million decrease in revenue earning vehicle expenditures, net, partially offset by $168 million of net proceeds received in March 2023 from the sale of certain non-vehicle capital assets as disclosed in Note 4, "Divestitures," in Part I, Item 1 of this Quarterly Report. The decrease in revenue earning vehicle expenditures, net primarily resulted from decreased vehicle acquisitions resulting in part from our fleet-related initiatives and higher fleet levels entering 2024 and increased vehicle dispositions.

Net financing cash inflows were $1.2 billion in the nine months ended September 30, 2024 compared to $1.8 billion in the 2023 period. The $683 million decrease in cash inflows is due primarily to a decrease of $2.0 billion in net proceeds from vehicle debt as a result of less issuances in the nine months ended September 30, 2024 versus the comparable period in 2023. Cash flows from financing activities were also impacted by a $1.1 billion increase in net proceeds from non-vehicle debt resulting from issuances of the First Lien Senior Notes and the Exchangeable Notes in June 2024, along with outstanding draws on the First Lien RCF in the nine months ended September 30, 2024. A reduction in dividends paid to Hertz Holdings of $265 million in the nine months ended September 30, 2024, which were primarily used for share repurchases in the comparable period in 2023, further increased cash inflows during 2024.

Cash Flows – Hertz Global

As of September 30, 2024 and December 31, 2023, Hertz Global had cash and cash equivalents of $501 million and $764 million, respectively, and restricted cash and cash equivalents of $404 million and $442 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for Hertz Global for the periods shown:

	Nine Months Ended September 30,
(In millions)	2024	2023	$ Change
Cash provided by (used in):
Operating activities	$1,810	$1,910	$(100)
Investing activities	(3,267)	(4,108)	841
Financing activities	1,156	1,833	(677)
Effect of exchange rate changes	—	3	(3)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(301)	$(362)	$61

Fluctuations in operating, investing and financing cash flows from period to period were due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the issuance or repurchase of our common stock and the exercise of Public Warrants. See Note 10, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Share Repurchase Programs for Common Stock

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board approved, the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. The 2022 Share Repurchase Program, announced on June 15, 2022, has no initial time limit, does not obligate Hertz Global to acquire any particular amount of common stock and can be discontinued at any time. However, during the effective period of Amendment No. 8, as disclosed in Note 7, "Debt," in Part I, Item 1 of this Quarterly Report, the repurchase of shares is not permitted commencing April 16, 2024 through April 1, 2025. Since the inception of the 2022 Share Repurchase Program, a total of 66,684,169 shares of Hertz Global's common stock have been repurchased in open-market transactions for an aggregate purchase price of $1.1 billion, excluding applicable excise tax. There were no share repurchases during the nine months ended September 30, 2024.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global unaudited condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 in Part I, Item I of this Quarterly Report.

Subsequent to the expiration of Amendment No. 8, any future share repurchases will be made at the discretion of Hertz Global's management through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 of the Exchange Act), privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable securities laws. There can be no assurance as to the timing or number of shares of any repurchases.

Debt Financing

Refer to Note 7, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of September 30, 2024.

Cash paid for interest on vehicle debt during the nine months ended September 30, 2024 and 2023 was $385 million and $341 million, respectively. The $44 million increase in cash paid for vehicle debt interest is due primarily to higher interest rates and higher debt levels. Cash paid for interest on non-vehicle debt during the nine months ended September 30, 2024 and 2023 was $222 million and $170 million, respectively. The $52 million increase in cash paid for non-vehicle debt interest is due primarily to higher debt levels and higher outstanding borrowings on the First Lien RCF.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$501	$764
Availability under the First Lien RCF	1,147	1,266
Corporate liquidity	$1,648	$2,030

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

At the time of issuance, certain investors affiliated with CK Amarillo, which is an affiliate of Hertz Holdings, purchased approximately $44 million of the Exchangeable Notes as further disclosed in Note 15, "Related Party Transactions," in Part I, Item 1 of this Quarterly Report.

Upon issuance, we bifurcated the Exchange Feature from the Exchangeable Notes for accounting purposes utilizing applicable guidance. As a result, we recognized a debt discount of $68 million within non-vehicle debt, representing the initial fair value of the Exchange Feature. As of September 30, 2024, the fair value of the Exchange Feature was $54 million. Refer to Note 13, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report for further details.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The net carrying amount of the Exchangeable Notes consists of the following:

(In millions)	September 30, 2024
Principal	$250
Unamortized debt discount and debt issuance costs(1)	(61)
Net carrying amount	$189
(1)     The debt discount is amortized to non-vehicle interest expense over the term of the Exchangeable Notes using the effective interest method.

Interest expense recognized for the Exchangeable Notes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Contractual interest expense	$5	$—	$5	$—
Amortization of debt discount and debt issuance costs	2	—	2	—
(Gain) loss on fair value of Exchange Feature(1)	(14)	—	(14)	—
Total	$(7)	$—	$(7)	$—
(1)    Refer also to Note 13, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Letters of Credit

As of September 30, 2024, there were outstanding standby letters of credit totaling $864 million comprised primarily of $603 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of September 30, 2024, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of September 30, 2024, none of the issued letters of credit have been drawn upon.

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

Australian Securitization

In July 2024, HA Fleet Pty Limited, an indirect wholly owned subsidiary of Hertz, amended the Australian Securitization to extend the maturity date to June 2026.

New Zealand RCF

In September 2024, Hertz New Zealand Holdings, an indirect wholly owned subsidiary of Hertz, amended the New Zealand RCF to extend the maturity date to August 2026.

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

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: the First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Amendment No. 8 temporarily increases the First Lien Ratio and contains a minimum liquidity covenant for each fiscal quarter beginning in the second quarter of 2024 and will sunset on the first day of the second quarter of 2025, as discussed above. As of September 30, 2024, we were in compliance with the First Lien Ratio, as temporarily amended.

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

As of September 30, 2024, we were in compliance with all covenants under the terms of agreements governing the respective Corporate Indebtedness.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown.

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2024
First Quarter	$(1,904)	$1,233	$(671)
Second Quarter	(3,723)	1,669	(2,054)
Third Quarter	(2,231)	1,754	(477)
Total	$(7,858)	$4,656	$(3,202)
2023
First Quarter	$(2,824)	$1,206	$(1,618)
Second Quarter	(3,719)	1,560	(2,159)
Third Quarter	(1,769)	1,412	(357)
Total	$(8,312)	$4,178	$(4,134)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2024	2023	$ Change	% Change
Americas RAC	$(2,693)	$(3,237)	$544	(17)
International RAC	(509)	(897)	388	(43)
Total	$(3,202)	$(4,134)	$932	(23)
NM - Not meaningful

Revenue earning vehicle expenditures decreased $454 million, or 5%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily in our Americas RAC segment, resulting from decreased vehicle acquisitions resulting in part from our fleet-related initiatives and higher fleet levels entering 2024. Proceeds from disposal of revenue earning vehicles increased $478 million, or 11%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 resulting from increased vehicle disposals in 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown.

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2024
First Quarter	$(33)	$3	$(30)
Second Quarter	(26)	4	(22)
Third Quarter	(22)	12	(10)
Total	$(81)	$19	$(62)
2023
First Quarter	$(45)	$175	$130
Second Quarter	(78)	1	(77)
Third Quarter	(28)	2	(26)
Total	$(151)	$178	$27

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2024	2023	$ Change	% Change
Americas RAC	$(46)	$75	$(121)	NM
International RAC	(11)	(12)	1	(8)
Corporate	(5)	(36)	31	(86)
Total	$(62)	$27	$(89)	NM
NM - Not meaningful

In the nine months ended September 30, 2024, proceeds for non-vehicle capital assets decreased by $159 million compared to the nine months ended September 30, 2023, primarily in our Americas RAC segment, resulting from the sale of certain non-vehicle capital assets in March 2023 as disclosed in Note 4, "Divestitures," in Part I, Item 1 of this Quarterly Report. In the nine months ended September 30, 2024, expenditures for non-vehicle capital assets decreased by $70 million compared to the 2023 period, primarily in our Americas RAC segment and corporate operations, driven in part by a non-recurring capital outlay for certain non-vehicle prepaids in the 2023 period and reduced location refurbishment spend.

CONTRACTUAL AND OTHER OBLIGATIONS

As of September 30, 2024, there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our contractual and other obligations as set forth in the table included in Part II, Item 7 of our 2023 Form 10-K. Changes to our aggregate indebtedness, including related interest and terms of new issuances, are disclosed in Note 7, "Debt," in Part I, Item 1 of this Quarterly Report.

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
•the timing of our fleet rotation, the performance of our long-lived assets and changes in market conditions, which could result in future impairments of our long-lived assets;
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

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) entered into any (i) contract or written plan for the purchase or sale of securities of Hertz Global intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) non-Rule 10b5-1 trading arrangement.

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
First Supplemental Indenture 12.625% First Lien Senior Secured Notes due 2029, dated as of July 19, 2024, among The Hertz Corporation, as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee and as notes collateral agent*

4.2	Hertz Holdings Hertz
First Supplemental Indenture 8.000% Exchangeable Senior Second-Lien Secured PIK Notes due 2029, dated as of July 19, 2024, among The Hertz Corporation, as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee and as notes collateral agent*

10.1	Hertz Holdings Hertz
Series 2024-1 Supplement, dated as of July 26, 2024, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 26, 2024)

10.2	Hertz Holdings Hertz
Series 2024-2 Supplement, dated as of July 26, 2024, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 26, 2024)

10.3	Hertz Holdings Hertz
Guarantee Agreement, dated as of July 26, 2024, by and between Hertz Global Holdings, Inc. and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 26, 2024)

10.4	Hertz Holdings Hertz	Offer Letter, dated June 28, 2024, between Sandeep Dube and Hertz Global Holdings, Inc.†*
10.5	Hertz Holdings Hertz	Offer Letter, dated June 25, 2024, between Katherine Lee Martin and Hertz Global Holdings, Inc.†*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	InIine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document)
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

Date:	November 12, 2024	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ SCOTT M. HARALSON
Scott M. Haralson Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)