Form 10-K
period 2024-12-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2025-02-18
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address, Zip Code and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	The Nasdaq Stock Market LLC
Hertz Global Holdings, Inc.	Warrants to purchase Common Stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.61 per share, subject to adjustment	HTZWW	The Nasdaq Stock Market LLC
The Hertz Corporation	None		None	None

Securities registered pursuant to Section 12(g) of the Act:
Hertz Global Holdings, Inc.	None
The Hertz Corporation	None

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
Hertz Global Holdings, Inc.    Yes ☐ No ☒
The Hertz Corporation    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Hertz Global Holdings, Inc. as of June 30, 2024, the last business day of the most recently completed second fiscal quarter, based on the closing price of the stock on the Nasdaq Global Select Market on such date was $438 million. There is no market for The Hertz Corporation's common stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

		Class	Shares Outstanding as of	February 6, 2025
Hertz Global Holdings, Inc.		Common Stock, par value $0.01 per share	306,833,824
The Hertz Corporation	(1)	Common Stock, par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

DOCUMENTS INCORPORATED BY REFERENCE

Hertz Global Holdings, Inc.
Certain information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to Hertz Global Holdings, Inc.'s definitive proxy statement for its 2025 Annual Meeting of Stockholders. Hertz Global Holdings, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission no later than 120 days after its fiscal year ended December 31, 2024.

The Hertz Corporation	None

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

GLOSSARY OF TERMS

Unless the context otherwise requires in this Annual Report on Form 10-K for the year ended December 31, 2024, we use the following defined terms:
(i)"2024 Annual Report" or "Combined Form 10-K" means this Annual Report on Form 10-K for the year ended December 31, 2024, which combines the annual reports on Form 10-K for each of Hertz Global Holdings, Inc. and The Hertz Corporation into a single filing;

(ii)"Amendment No. 8" means the April 2024 amendment to the First Lien Credit Agreement as further described in Note 7, "Debt," in Part II, Item 8 of this 2024 Annual Report;

(iii)"Americas RAC" means our rental car reportable segment consisting of the countries and regions of the U.S., Canada, Latin America and the Caribbean;

(iv)"Bankruptcy-related litigation reserve" means the litigation reserve related to a make-whole and post-petition interest claim by a holder of certain of the Company's unsecured senior notes, which were paid in full and terminated in connection with our bankruptcy emergence in June 2021, as further described in Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2024 Annual Report;

(v)"Board" means the Hertz Holdings Board of Directors;
(i)"Code" means the Internal Revenue Code of 1986, as amended;

(ii)"Company," "we," "our" and "us" mean Hertz Global and Hertz interchangeably;

(iii)"company-operated" rental locations are those through which we, or an agent of ours, rent vehicles that we own or lease;

(iv)"concessions" mean licensing or permitting agreements or arrangements granting us the right to conduct our vehicle rental business at airports;
(v)"EVs" means electric vehicles;

(vi)"Exchangeable Notes" means the 8.000% Exchangeable Senior Second-Lien Secured Paid-in-Kind ("PIK") Notes due 2029 as further described in Note 7, "Debt," in Part II, Item 8 of this 2024 Annual Report;

(vii)"Exchange Act" means the Securities Exchange Act of 1934, as amended;

(viii)"FASB" means the Financial Accounting Standards Board;

(ix)"First Lien Credit Agreement" means the credit agreement Hertz entered into in June 2021 governing the First Lien RCF and Term Loans;

(x)"First Lien Credit Facilities" means the First Lien RCF and Term Loans, collectively, provided for under the First Lien Credit Agreement;

(xi)"First Lien RCF" means the senior secured revolving credit facility governed under the First Lien Credit Agreement;

(xii)"First Lien Senior Notes" means the 12.625% First Lien Senior Secured Notes due 2029 as further described in Note 7, "Debt," in Part II, Item 8 of this 2024 Annual Report;

i

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

(xiii)"Hertz" means The Hertz Corporation, its consolidated subsidiaries and VIEs, our primary operating company and a direct wholly owned subsidiary of Rental Car Intermediate Holdings, LLC, which is wholly owned by Hertz Holdings;

(xiv)"Hertz Global" means Hertz Global Holdings, Inc., our top-level holding company, its consolidated subsidiaries and VIEs, including The Hertz Corporation;

(xv)"Hertz Gold Plus Rewards" means our customer loyalty program and our global expedited rental program;

(xvi)"Hertz Holdings" means Hertz Global Holdings, Inc., excluding its subsidiaries and VIEs;

(xvii)"Hertz Ultimate Choice" is an offering at select airport locations in the U.S. that allows customers to choose their vehicle from a range of makes, models and colors available within the zone indicated on their reservation;

(xviii)"HVF III" refers to Hertz Vehicle Financing III LLC, a wholly owned, special-purpose and bankruptcy-remote subsidiary of Hertz;

(xix)"International RAC" means our rental car reportable segment consisting of the countries and regions outside of the U.S., Canada, Latin America and the Caribbean;

(xx)"non-program vehicles" means vehicles not purchased under repurchase or guaranteed depreciation programs and thus for which we are exposed to residual risk;

(xxi)"Plan Sponsors" means collectively Apollo Capital Management L.P. and its affiliates, Knighthead Capital Management, LLC and its affiliates and Certares Opportunities LLC and its affiliates, whom sponsored the Company's emergence from bankruptcy in June 2021;

(xxii)"program vehicles" means vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers;

(xxiii)"Public Warrants" means 30-year public warrants as further described in Note 18, "Public Warrants – Hertz Global," in Part II, Item 8 of this 2024 Annual Report;

(xxiv)"replacement renters" means renters who need vehicles while their vehicle is being repaired or is temporarily unavailable for other reasons;

(xxv)"SEC" means the United States Securities and Exchange Commission;

(xxvi)"Term Loans" means the Term B Loan, Incremental Term B Loan and Term C Loan, collectively, which are governed under the First Lien Credit Agreement;

(xxvii)"U.K." means the United Kingdom;

(xxviii)"U.S." means the United States of America;

(xxix)"U.S. GAAP" means accounting principles generally accepted in the U.S.;

(xxx) "vehicles” means cars, vans, crossovers and light trucks; and

(xxxi)"VIE" means variable interest entity.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

We have proprietary rights to a number of trademarks used in this 2024 Annual Report that are important to our business, including, without limitation, Hertz, Dollar, Thrifty, Hertz Gold Plus Rewards and Hertz Ultimate Choice. Solely for convenience, we have omitted the ® and ™ trademark designations for trademarks named in this 2024 Annual Report, but references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

COMBINED FORM 10-K

This 2024 Annual Report combines the annual reports on Form 10-K for the year ended December 31, 2024 of Hertz Global and Hertz.

Hertz Global owns all shares of the common stock of Hertz through its wholly owned subsidiary, Rental Car Intermediate Holdings, LLC.

Management operates Hertz Global and Hertz as one enterprise. The management of Hertz Global consists of the same members as the management of Hertz. These individuals are officers of Hertz Global and Hertz and are employees of Hertz. The members of Hertz's Board are all executive officers of Hertz Global.

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

Hertz, generally through its subsidiaries, holds all of the revenue earning vehicles, property, plant and equipment, and all other assets, including the ownership interests in consolidated and unconsolidated VIEs, of the business. Hertz conducts the operations of the business and is structured as a corporation with no publicly traded equity. Except to the extent that net proceeds from security issuances by Hertz Global and cash exercises of Hertz Global Public Warrants, are contributed to Hertz, Hertz generates its required capital through its operations or financing activities, including the incurrence of indebtedness.

Hertz Global does not conduct business itself, other than issuing public equity or debt obligations, or receiving proceeds from cash exercises of Public Warrants from time to time, and incurring expenses required to operate as a public company.

Differences between the financial statements of Hertz Global and Hertz are generally limited to the activity described above and the remaining assets, liabilities, revenues and expenses of Hertz Global and Hertz are the same on their respective financial statements.

Although Hertz is generally the entity that enters into contracts, holds assets and incurs debt, Hertz Global consolidates Hertz for financial statement purposes, and therefore, disclosures that relate to activities of Hertz also generally apply to Hertz Global. In the sections that combine disclosures of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures, and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

This report also includes separate Exhibit 31 and Exhibit 32 certifications for each of Hertz Global and Hertz in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that Hertz Global and Hertz are compliant with Rule 13a-15 and Rule 15d-15 of the Exchange Act and with 18 U.S.C. §1350.

This Combined Form 10-K is separately filed by Hertz Global Holdings, Inc. and The Hertz Corporation. Each registrant hereto is filing on its own behalf all of the information contained in this 2024 Annual Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant and therefore makes no representation as to any such information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS

Certain statements contained or incorporated by reference in this 2024 Annual Report include "forward-looking statements." Forward-looking statements are identified by words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts," "guidance" or similar expressions, and include information concerning our liquidity, our results of operations, our business strategies, economic and industry conditions and other information. These forward-looking statements are based on certain assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors. We believe these judgments are reasonable, but you should understand that these forward-looking statements are not guarantees of future performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among other things, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under Item 1A,"Risk Factors," set forth in this 2024 Annual Report, and the following, which also summarizes the principal risks of our business:
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
•disruptions in the supply chain, including in connection with any increase in tariffs;
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
•our ability to implement our business strategy or strategic transactions, including our ability to implement plans to support a modern mobility ecosystem;
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
•our ability to attract and retain effective front-line employees, senior management and other key employees;
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
•our ability to evaluate, maintain, upgrade and consolidate our information technology systems;
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
•the risk of an impairment of our long-lived assets, which risk could be impacted by, among other things, the timing of our fleet rotation;
•our ability to recover our goodwill and indefinite-lived intangible assets when performing impairment analysis;
•the potential for changes in management's best estimates and assessments;
•our ability to maintain an effective compliance program;
•the availability of earnings and funds from our subsidiaries;
•our ability to comply, and the cost and burden of complying, with corporate and social responsibility regulations or expectations of stakeholders, and otherwise advance our corporate responsibility priorities;
•the availability of additional, or continued sources, of financing at acceptable rates for our revenue earning vehicles and to refinance our existing indebtedness, and our ability to comply with the covenants in the agreements governing our indebtedness;
•the extent to which our consolidated assets secure our outstanding indebtedness;
•volatility in our share price, our ownership structure and certain provisions of our charter documents, which could, among other things, negatively affect the market price of our common stock;

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
You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this 2024 Annual Report and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. As of December 31, 2024, we operated our vehicle rental business globally from approximately 11,200 company-operated and franchisee locations across approximately 160 countries and jurisdictions, including the U.S., Europe, Africa, Asia, Australia, Canada, the Caribbean, Latin America, the Middle East and New Zealand. We are one of the largest worldwide vehicle rental companies and our Hertz brand name is among the most recognized globally. We have an extensive network of airport and off airport rental locations in the U.S. and major European markets.

Our Strategy

Our strategy is focused on excellence in execution of the basics. We are committed to delivering unmatched customer experiences, optimizing fleet economics and building on our leadership in ride share. Continuing to build on our brand strength, global network and global fleet management capabilities, while also combining those efforts with investments in technology, shared mobility and a digital-first customer experience, will allow us to deliver on the basics and remain a central player in the modern mobility ecosystem.

OUR BUSINESS SEGMENTS

The Company has identified two reportable segments, which are consistent with its operating segments, as follows:
•Americas RAC - Rental of vehicles, as well as sales of vehicles and value-added services, in the U.S., Canada, Latin America and the Caribbean. We maintain a substantial network of company-operated rental locations in this segment and we have franchisees and partners that operate rental locations under our brands; and
•International RAC - Rental of vehicles, as well as sales of vehicles and value-added services, in locations other than the U.S., Canada, Latin America and the Caribbean. We maintain a substantial network of company-operated rental locations, a majority of which are in Europe, and we have franchisees and partners that operate rental locations under our brands. As of December 31, 2024, approximately 70% of our franchised locations were in markets covered by our International RAC segment.

In addition to the two reportable segments, we have corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

For further financial information on our segments, see (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations and Selected Operating Data by Segment" in Part II, Item 7 of this 2024 Annual Report and (ii) Note 19, "Segment Information," in Part II, Item 8 of this 2024 Annual Report.

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

Our top tier brand, Hertz, is one of the most recognized brands in the world. It offers premium customer service, as evidenced by the numerous published best-in-class vehicle rental awards that the brand has been awarded over time, both in the U.S. and internationally. The Hertz brand's tagline of "Hertz. Let's Go!” expresses our commitment to quality, seamless travel. The Hertz brand provides customers with several innovative offerings, such as Hertz Gold Plus Rewards, Hertz Ultimate Choice and access to vehicles offered through our specialty collections. The Hertz brand seeks to maintain its position as a premier provider of vehicle rental services through an intense focus on service, loyalty, quality and product innovation.

Our smart value brand, Dollar, is marketed as a smart choice for financially focused travelers looking for a dependable car. The Dollar brand’s core focus is serving family, leisure and small business travelers through the airport vehicle rental channel, both in the U.S. and internationally. Dollar’s tagline of “We never forget whose dollar it is” expresses the brand’s mission of providing a reliable rental experience at a price that works.

Our deep value brand, Thrifty, competes as a cost-conscious offering for travelers seeking to find a good deal. The Thrifty brand’s core focus is serving leisure travelers through the airport vehicle rental channel, both in the U.S. and internationally. Thrifty’s tagline of “The Absolute Best Car for Your Money” expresses the brand’s focus on being the rental brand that puts the customer in control of where to splurge and where to save.

Operations

Locations

We operate our brands at both airport and off airport locations that utilize common vehicle fleets, are supervised by common country, regional and local area management, use many common systems and rely on common vehicle maintenance and administrative centers. Additionally, our airport and off airport locations utilize common marketing activities and have many of the same customers. We regard both types of locations as aspects of a single, unitary vehicle rental business. Off airport revenues comprised 34% of our worldwide vehicle rental revenues in 2024 and 2023. Our Americas RAC vehicle rental operations have company-operated locations primarily in the U.S. and Canada. Our International RAC vehicle rental operations have company-operated locations in Australia, Belgium, the Czech Republic, France, Germany, Italy, Luxembourg, the Netherlands, New Zealand, Slovakia, Spain and the United Kingdom.

Airport

As of December 31, 2024, we had approximately 2,000 airport rental locations in our Americas RAC segment and approximately 1,500 airport rental locations in our International RAC segment. We believe that our extensive global network of locations contributes to our success by providing consistency of our service, cost control, improved Vehicle Utilization (as defined in Part II, Item 7 of this 2024 Annual Report), competitive pricing and our ability to offer one-way rentals.

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

The terms of our concessions typically do not forbid us from seeking, and in most instances actually explicitly permit us to seek, reimbursement from customers for concession fees we pay; however, in certain jurisdictions the applicable law limits or forbids our ability to do so. Where we are permitted to seek such reimbursement, it is our general practice to do so. Certain of our concession agreements may require the consent of the airport's operator in connection with material changes in our ownership. A growing number of larger airports are building, or assessing the feasibility of, consolidated airport vehicle rental facilities to alleviate congestion at the airport. These consolidated rental facilities provide a more common customer experience and may eliminate certain competitive advantages among the brands as competitors operate out of one centralized facility for both customer rental and return operations, share consolidated transportation operations and maintain image standards mandated by the airports. The costs associated with the development of these consolidated facilities are typically funded through the collection of customer facility charges, which are required to be collected by rental car companies from their customers.

Off Airport

As of December 31, 2024, we had approximately 3,000 off airport locations in our Americas RAC segment and approximately 4,700 off airport rental locations in our International RAC segment. Our off airport rental customers include people who prefer to rent vehicles closer to their home or place of work for business or leisure purposes, as well as those needing to travel to or from airports. Our off airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their vehicles were damaged, those expecting to lease vehicles that are not yet available from their leasing companies and replacement renters. In addition, our off airport customers include drivers for certain ride share companies (our "Ride Share Partners"), which is further described in “Ride Share Rentals” below.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Customers and Business Mix

We conduct various sales and marketing programs to attract and retain customers. Our sales force calls on companies, government agencies and other organizations whose employees and associates need to rent vehicles for business or official purposes. Our sales force also calls on organizations, such as insurance and leasing companies, automobile repair companies and vehicle dealers whose customers need replacement rentals. In addition, our sales force works with membership associations, tour operators, travel companies, ride share companies and other groups whose members, participants and customers rent vehicles for either business or leisure purposes.

We also market directly to individual renters. We advertise our vehicle rental offerings through traditional media channels, partner publications (e.g., affinity clubs, airline and hotel partners) and direct mail. We also rely on digital marketing and, for the Hertz brand, we are increasingly seeking to expand access to and use of the Hertz smartphone app.

In addition to advertising, we conduct other forms of marketing and promotion, including travel industry business partnerships and press and public relations activities.

We categorize our vehicle rental business based on the general purpose (business or leisure) and type of location (airport or off airport) from which customers rent from us. The below charts set forth the percentages of rental revenues and rental transactions in our Americas RAC and International RAC segments based on these categories.

VEHICLE RENTALS BY CUSTOMER
Year Ended December 31, 2024

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
Year Ended December 31, 2024

Americas RAC

Airport
Off airport

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
International RAC

Airport
Off airport

Demand for airport rentals is generally correlated with airline travel patterns, and transaction volumes generally follow global airline passenger traffic and Gross Domestic Product trends. Customers often make reservations for airport rentals when they book their flight plans, which make our relationships with travel agents, associations and other participants in the broader travel industry (e.g., airlines and hotels) a key competitive strategy in generating consistent and recurring revenue streams.

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

Our Hertz Gold Plus Rewards program offers three elite membership tiers that provide more frequent renters the opportunity to earn additional reward points and vehicle upgrades. When Hertz Gold Plus Rewards members make a reservation for a midsize car or above, they have access to exclusive vehicles based on their membership tier via our Hertz Ultimate Choice program which allows customers in the U.S. or Canada to choose their vehicle from a range of makes, models and colors available within the zone indicated on their reservation. Alternatively, they may upgrade at the pick-up location for a fee by choosing a vehicle from a premium upgrade zone. As of December 31, 2024, the Hertz Ultimate Choice program was offered at approximately 60 U.S. and Canada airport locations.

For the year ended December 31, 2024, rentals by Hertz Gold Plus Rewards members accounted for approximately 30% of our worldwide rental transactions. We believe the Hertz Gold Plus Rewards program provides us with a significant competitive advantage, particularly among frequent travelers, and we have targeted such travelers for participation in the program.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Other Customer Service Offerings

While our Hertz Gold Plus Rewards Members in the U.S. and Canada can regularly skip the counter through our Hertz Ultimate Choice program, starting in 2024, eligible Hertz, Dollar and Thrifty customers in the U.S. have access to our digital check-in product, which allows them to skip the counter, choose coverage options and ultimately a specific vehicle, including upgrade options. This experience saves our customers time and allows them to more precisely select a vehicle that meets their needs, allowing us to serve customers more efficiently at peak hours while providing an elevated customer experience.

We offer electronic rental agreements and returns for our Hertz and certain Dollar and Thrifty customers. Simplifying the rental transaction saves customers time and provides greater convenience through access to digitally available rental contracts. We also offer Mobile Gold Alerts, a service available to participating Hertz Gold Plus Rewards customers, through which a text message and/or email with the vehicle information and location is sent approximately 30 minutes prior to arrival, providing a renter the option to choose another vehicle. We offer Hertz e-Return, which allows customers to drop off their vehicle and go without the need to visit the rental counter. Customers can also use cashless toll lanes with our PlatePass offering where the license plate acts as a transponder.

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

We also generate revenues from charges for value-added services, such as supplemental equipment (e.g., child seats and ski racks), loss or collision damage waivers, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and satellite radio. We generate additional revenues from reimbursements by customers of airport concession fees, unless the law limits or forbids us from doing so, and of vehicle licensing costs, fueling and electric charging.

Reservations

We price and accept reservations for our vehicles through each of our brands. Reservations are generally for a class of vehicles, such as compact, midsize or sport utility vehicle. Our inclusion of EVs in the fleet in certain cities has enabled us to also provide the opportunity for customers in those locations to reserve an EV rather than an internal-combustion engine vehicle.

We distribute pricing and content and accept reservations through multiple channels. Direct reservations are accepted at Hertz.com, Dollar.com and Thrifty.com, each of which has global and local versions in multiple languages. Hertz.com offers a range of products, prices and additional services, as well as Hertz Gold Plus

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Rewards benefits, serving both company-operated and franchise locations. In addition to our websites, direct reservations are enabled via our Hertz smartphone application, which includes additional connected products and services. Customers may also seek reservations via travel agents or third-party travel websites.

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

Franchisees

In certain U.S. and international markets, we have found it efficient to issue licenses under franchisee arrangements to independent operators who are engaged in the vehicle rental business. Franchisees rent vehicles that they own or lease and may provide related services to customers, primarily under our Hertz, Dollar or Thrifty brands. In many markets, franchisees operate franchises for multiple brands.

Although this may vary by region, franchisees generally pay an initial license fee, royalties based on a percentage of their revenues, as well as other fees, and in return are provided the use of the applicable brand name, certain operational support and training, reservations through our reservation channels, including access to reservations from corporate contracts and other services. Additionally, in countries with both corporate and franchised operations, franchisees may utilize our vehicles, and we may utilize their vehicles, to support one-way business within the country. Franchisee arrangements enable us to offer expanded national and international service and a broader one-way rental program. In addition to vehicle rental, certain international franchisees engage in vehicle leasing and the rental of chauffeur-driven vehicles, camper vans and motorcycles.

The ability to transfer a franchisee license is limited and requires our consent. Franchisee licenses are generally terminable by us only for cause or after a fixed term. All of these agreements also include a company right of first refusal should a franchisee receive a bona fide offer to sell its business. Franchisees in the U.S. typically may terminate without cause only on prior notice, generally 180 days. In certain international jurisdictions, franchisees typically do not have early termination rights absent cause. We continue to issue new licenses and, from time to time, re-acquire franchised businesses or sell company-operated locations to franchisees.

Franchise operations, including fleet acquisition, are financed independently by the franchisees, and we do not have an investment interest in the franchisees. Fees from franchisees, including initial franchise fees, generally support a portion of our brand awareness program costs, reservations system, sales and marketing efforts and certain other services and comprised approximately 2% of our worldwide vehicle rental revenues for the year ended December 31, 2024.

Seasonality

Our vehicle rental operations are a seasonal business with decreased levels of business in the winter months and heightened activity during the spring and summer months (our "peak season") for the majority of countries where we generate our revenues. To accommodate increased demand, we typically increase our available fleet and staff in the second and third quarters of the year to add a significant number of part-time and seasonal workers. A number of our other major operating costs, including airport concession fees, commissions and vehicle liability expenses, are directly related to revenues or transaction volumes and thus also increase in the second and third quarters. Certain operating expenses, including real estate taxes, rent, insurance, utilities, facility maintenance and other facility-related expenses, the costs of operating our information technology systems and minimum staffing costs, remain fixed and therefore do not vary based on seasonal demand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
The following chart presents the proportionate contribution of each quarter to full year revenue for each of the years ended December 31, 2024, 2023 and 2022. As discussed above, our peak season historically has been the second and third quarters of the year.
Fleet

During the year ended December 31, 2024, we operated a peak rental fleet in our Americas RAC and International RAC segments of approximately 473,200 vehicles and 138,000 vehicles, respectively. Purchases of vehicles are financed by active and ongoing global borrowing programs and through cash from operations. The vehicles purchased are either program vehicles or non-program vehicles. We periodically review the efficiencies of an optimal mix between program and non-program vehicles in our fleet and adjust the ratio of program and non-program vehicles as needed based on availability, vehicle economics and contract negotiations.

During the year ended December 31, 2024, our approximate average holding period for rental vehicles sold was 25 months in our Americas RAC segment, up approximately 20% compared to 2023 due to our accelerated fleet rotation initiative that began in the second half of 2024, which prioritized selling older vehicles. In our International RAC segment, our approximate average holding period for rental vehicles sold was 17 months, which is comparable to 2023.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
As of December 31, 2024, our fleet composition included the following manufacturers in total and for each of our Americas RAC and International RAC segments:
Fleet Composition by Vehicle Manufacturer*
As of December 31, 2024
Americas RAC                    International RAC*

* Vehicle manufacturers Daimler AG (Mercedes Benz and Smart), Renault, Mitsubishi, Mazda, Volkswagen Group and Rover Group together comprise another 21% of the International RAC fleet and are included as "Other" in the overall and International RAC charts above.

We maintain vehicle maintenance centers that provide maintenance for our fleet, many of which include sophisticated vehicle diagnostic and repair equipment, and are accepted by automobile manufacturers, as eligible, to perform warranty work. Collision damage and major repairs are generally performed by independent contractors.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Vehicle Repurchase Programs

Program vehicles are purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers wherein the manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during established repurchase periods, subject to, among other things, certain vehicle condition, mileage and holding period requirements. Repurchase prices under repurchase programs are based on the original cost less a set daily depreciation amount. These repurchase and guaranteed depreciation programs limit our residual risk with respect to vehicles purchased under the programs and allow us to reduce the variability of depreciation expense for each vehicle; however, typically the acquisition cost is higher. Program vehicles generally provide us with flexibility to increase or reduce the size of our fleet based on market demand. When we increase the percentage of program vehicles, the average age of our fleet decreases since the average holding period for program vehicles is shorter than for non-program vehicles.

Program vehicles as a percentage of all vehicles purchased within our Americas RAC and International RAC segments during the last three fiscal years were as follows:

Program Vehicles as a Percentage of All Vehicles Purchased
70%
60%
50%
40%
30%
20%
10%
0%
1%
41%
1%
44%
2%
59%
2022
2023
2024
Fiscal Year
Americas RAC
International RAC

Other Vehicle Disposition Channels

During the year ended December 31, 2024, the vehicles sold in our U.S. and international vehicle rental operations that were not repurchased by manufacturers were sold through a variety of channels, including dealer direct wholesale channels, direct sales to third parties, retail channels and auction. We use multiple channels to provide greater flexibility and the opportunity for improved returns.

Our company-operated retail sales channel, Hertz Car Sales, consists of a network of company-operated vehicle sales locations throughout the U.S. dedicated to the sale of vehicles from our rental fleet. Vehicles disposed of through our retail outlets provide for ancillary vehicle sales revenue, such as warranty, financing and aftermarket products.

Competition

Competition among vehicle rental industry participants is intense and is primarily based on vehicle availability and quality, price, service, reliability, rental locations, product innovation and competition from online travel agents and vehicle rental brokers. We believe that the strength of the Hertz, Dollar and Thrifty brands, our extensive worldwide network of vehicle rental operations and our commitment to innovation provide us with a strong competitive

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
advantage. Our principal vehicle rental industry competitors are Avis Budget Group, Inc., which currently operates the Avis, Budget, ZipCar and Payless brands; Enterprise Holdings, which operates the Enterprise Rent-A-Car Company, National Car Rental and Alamo Rent A Car brands; and SIXT. We also compete with local and regional vehicle rental companies, ride share companies and peer-to-peer car sharing marketplaces.

Geographic Markets

U.S.

The U.S. represented approximately $37.9 billion in estimated annual industry revenues for 2024. The average number of vehicles in the U.S. vehicle rental industry in 2024 was approximately two million vehicles. U.S. industry Revenue Per Unit Per Month in 2024 was approximately $1,387.

Europe

Europe represented approximately $19.1 billion in estimated annual industry revenues for 2024. Europe has generally demonstrated a lower historical reliance on air travel because the European off airport vehicle rental market has been significantly more developed than in the U.S. Within Europe, the largest markets in which we do business are France, Germany, Italy, Spain and the United Kingdom. Throughout Europe, we do business through company-operated rental locations and through our franchisees or partners.

Asia Pacific

Asia Pacific represented approximately $20.7 billion in estimated annual industry revenues for 2024. Within this region, the largest markets in which we do business are Australia, China, Japan and New Zealand. In each of these countries, we do business through company-operated rental locations and through our franchisees or partners.

Middle East and Africa

The Middle East and Africa represented approximately $3.7 billion in estimated annual industry revenues for 2024. Within these regions, the largest markets in which we do business are South Africa and the United Arab Emirates. In each of these countries, we do business through our franchisees.

Latin America

Latin America represented approximately $5.1 billion in estimated annual industry revenues for 2024. Within Latin America, the largest markets in which we do business are Argentina, Mexico and Panama. In each of these countries, we do business through our franchisees or partners.

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of December 31, 2024, we employed approximately 26,000 persons, consisting of approximately 19,500 persons in the U.S. and approximately 6,500 persons internationally.

Certain employees outside the U.S. are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. Labor contracts covering the terms of employment of approximately 30% of our workforce in the U.S. (including those in the U.S. territories) are presently in effect with local unions, affiliated primarily with the International Brotherhood of Teamsters and other plans. Labor contracts covering approximately 20% of these employees will expire during 2025. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be good.

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

Our human capital management strategy begins with our Board and senior leadership team. Our Board and Board committees periodically review our employee programs and initiatives, and oversee our approach to attracting, retaining and developing talent. Our Board reviews key senior management compensation and benefit programs. Our senior leadership team uses various tools to strive to ensure its human capital management strategies are delivering intended results. We conduct confidential surveys, seeking feedback from our employees on topics including, but not limited to, effectiveness of company communication, confidence in leadership, competitiveness of our compensation and benefits packages and career growth and development opportunities. Survey results are reviewed by our senior leadership team and shared with employees, along with action plans, for leveraging employee insights to drive meaningful improvements in our employees' experiences.

Our focus on talent retention requires that we invest in our employees' professional development, as well as their physical, emotional and financial well-being. We regularly assess our benefits and program offerings to provide a compelling and comprehensive portfolio, which currently includes the following in the U.S. (specific offerings vary for employees represented by labor unions):
•competitive salaries and wages;
•paid time off;
•retirement savings with a 401(k) Plan and an employer match, up to a certain percentage;
•comprehensive health insurance, including medical, dental and vision plans for employees and their dependents;
•employer provided life insurance;
•employer provided disability insurance;
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)

As a global business, we have a firm commitment to equal opportunity, non-discrimination and anti-harassment. In addition, we strive to adhere to all relevant laws and mandatory reporting requirements. We are proud to have a diverse workforce around the world, and we are committed to a journey that gives growth and opportunities throughout our organization. We embrace and encourage our employees' differences in age, race, religion, disability, ethnicity, gender, sexual orientation and other characteristics that make our employees unique.

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

Climate Performance

We recognize the importance of reducing our greenhouse gas emissions as both a climate and business imperative. We are committed to our goal of being at the center of the modern mobility ecosystem and believe our investments in a diversified vehicle fleet including both EVs and fuel-efficient gas-powered vehicles will contribute towards our goal of enhancing the sustainability of our operations.

Fuel Efficient Fleet

As a critical connector between drivers, vehicles and technology, we have entered into relationships around lower emissions vehicles and technology. We offer a diverse fleet of EVs and fuel-efficient gas-powered vehicles through agreements with a variety of vehicle manufacturers. We also have partnerships with certain ride share companies to provide EVs to drivers using their networks.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
Facilities and Construction

We seek to maximize energy and water efficiency at our facilities and rely on renewable energy at a number of locations. We incorporate sustainable design and construction practices based on the Leadership in Energy and Environmental Design ("LEED") standards. LEED is administered by the U.S. Green Building Council and is the most widely used and respected green building rating system. Our world headquarters in Estero, Florida is LEED Gold® certified, and we have locations in Charlotte, Denver, Dulles, Newark and St. Louis airports that are also LEED certified. In addition to LEED, ISO 14001 sets environmental management standards and certifies facilities to those standards, while ISO 45001 addresses employee safety and workplace risks. Our Hertz European Service Center in Dublin, Ireland has achieved and maintains ISO 14001 and ISO 45001 certifications. Both LEED and ISO standards enhance the health and comfort of building occupants, improve overall building performance and deliver cost savings.

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

Our Business

Governance

We are committed to ensuring appropriate oversight and accountability of our corporate responsibility initiatives and our Board and senior management are directly engaged in this effort. Our Board's Governance Committee oversees this work and receives regular reports from management on our corporate responsibility efforts. We maintain a sustainability disclosure committee, comprised of senior leaders from a cross-functional spectrum, which is responsible for overseeing our sustainability-focused disclosure processes, resources and results.

Ethics

We seek to operate in compliance with all applicable laws and maintaining the highest standards of ethical conduct. Integrity is essential to every aspect of our business, both in policy and practice. Our Code of Conduct outlines specific practices to identify acceptable and unacceptable behavior for employees, officers and directors and helps promote our culture of acting ethically and doing the right thing in our operations around the world. Our Code of Conduct also outline our policies and guidelines to help our employees navigate a variety of situations in relationships with each other and our stakeholders.

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

In many cases, we self-insure for these risks or insure risks through wholly owned insurance subsidiaries. We mitigate our exposure to large liability losses by maintaining excess insurance coverage, subject to deductibles and caps, through unaffiliated carriers. For certain of our international operations, we maintain some liability insurance coverage with unaffiliated carriers.

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

For our vehicle rental operations in Europe, we have established a wholly owned insurance subsidiary, Probus Insurance Company Europe DAC (“Probus”), a direct writer of insurance domiciled in Ireland. In certain European countries with company-operated locations, we have purchased from Probus the vehicle liability insurance required by law. In other European countries, this coverage is purchased from unaffiliated carriers. Accordingly, as with our U.S. operations, we bear economic responsibility for vehicle liability in our European vehicle rental operations, except to the extent that we transfer such liability to others through insurance or contractual arrangements. For our international operations outside of Europe, we maintain some form of vehicle liability insurance coverage with unaffiliated carriers. The nature of such coverage and our economic responsibility for covered losses varies considerably. Nonetheless, we believe the amounts and nature of the coverage we obtain is adequate in light of the respective potential hazards.

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

In our U.S. vehicle rental operations, we offer an optional liability insurance product, Liability Insurance Supplement (“LIS”), that provides vehicle liability insurance coverage substantially higher than state minimum levels to the renter and other authorized operators of a rented vehicle. LIS coverage is primarily provided under excess liability insurance policies issued by an unaffiliated insurance carrier, the risks under which are reinsured with a wholly owned subsidiary, HIRE Bermuda Limited. Our offering of LIS coverage in our U.S. vehicle rental operations is conducted pursuant to limited licenses or exemptions under state laws governing the licensing of insurance producers.

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

Both in the U.S. and internationally, we are subject to increasing regulation relating to customer privacy and data protection. In general, we are required to disclose our data collection and processing practices, as well as our use and sharing of data that we collect from or about renters. In doing so, we are obligated to take reasonable steps to protect customer data while it is in our possession and comply with individual privacy right requests. Our failure to do so could subject us to substantial legal liability, require us to bear significant remediation costs or seriously damage our reputation.

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

In addition, our operations, as well as those of our competitors, could also be affected by any limitation in the fuel or energy supply or by any imposition of mandatory allocation or rationing regulations. We are not aware of any current proposal to impose such a regime in the U.S. or internationally. Such a regime could, however, be quickly imposed if there was a serious disruption in supply for any reason, including an act of war, terrorist incident or other problem affecting petroleum or energy supply, petroleum refining or energy distribution or pricing.

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

When applicable, we estimate and accrue for certain environmental costs, such as to study potential environmental conditions at sites deemed to require investigation or clean-up activities and for costs to implement remediation actions, including ongoing maintenance, as required. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
laws and regulations will not have a material effect on our operating results or financial condition. However, it is difficult to predict with certainty the potential impact of future compliance efforts and environmental remedial actions, and thus future costs associated with such matters may exceed the amount of the estimated accrued amount.

AVAILABLE INFORMATION

You may access, free of charge, Hertz Global and Hertz's reports filed with or furnished to the SEC (including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports) directly through the SEC's website (www.sec.gov) or indirectly through our website (www.hertz.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this 2024 Annual Report or any other report filed with or furnished to the SEC.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS

Our business is subject to significant risks and uncertainties, and they should be carefully considered along with all of the information in this 2024 Annual Report. We believe that the information in this Item 1A., "Risk Factors" identifies the material risks and uncertainties most likely to affect Hertz Global and Hertz; however, these are not the only risks and uncertainties that we encounter in our operations. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations, financial condition, liquidity and cash flows in future periods. In such a case, you may lose all or part of your investment in Hertz Global's common stock or The Hertz Corporation's debt securities. You should carefully consider each of the following risks and uncertainties. Any of the following risks and uncertainties could materially and adversely affect our business, results of operations, financial condition, liquidity and cash flows in future periods.

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

The significant majority of vehicles in our fleet are non-program vehicles. Overall, the percentage of our non-program fleet that we hold exposes us to residual value risk. Decreases in residual values of our non-program vehicles, or the failure of residual values to follow historical patterns, could result in a substantial loss on the sale of such vehicles, or accelerated depreciation while we own the vehicles. Each of these outcomes can materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Vehicle residual values are variable and subject to market conditions, as well as seasonal fluctuations. If vehicle residual values decline, we may experience a greater risk of loss on vehicle sales, an increase in depreciation expense, a negative impact on our results of operations, and we may also experience challenges in meeting collateral requirements in our fleet financing facilities.

Used vehicle prices are subject to overall market conditions and seasonal fluctuations. If there is a decline in residual values for non-program vehicles in our fleet and those residual values fail to improve, it may cause us to hold vehicles longer, sustain a substantial loss on the sale for such vehicles or require us to depreciate those vehicles at a more accelerated rate than currently anticipated while we own them.

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

If we sustain substantial losses on sale of vehicles, depreciation is accelerated or our access to, or the terms of, our asset-backed and asset-based debt financing are adversely affected, it could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

We may be unable to purchase adequate supplies of competitively priced vehicles or the cost of the vehicles we purchase may increase significantly without a compensating increase in vehicle rental rates or residual values.

Our vehicle purchase strategies have historically been and may in the future be affected by commercial, economic, market and other conditions, including a reduction of supply from auto manufacturers and any rebates or other incentives offered by them for our purchases. Purchases of vehicles from manufacturers are generally made pursuant to a master agreement or framework agreements and are generally subject to potential delay or cancellation by manufacturers. Although we work with manufacturers on a continuous basis to gain a mutual understanding of their supply of, and our demand for, vehicles, the process by which we normally purchase vehicles does not always guarantee the availability of the desired vehicles on a timely basis, or provide us with remedies for any unavailability. Used vehicle supply and pricing can be impacted by the same factors relevant to the available supply and pricing of new vehicles, or the new vehicle market itself. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles, whether new or used, at competitive prices and on competitive terms and conditions, or that we would be able to compensate for increased acquisition costs through vehicle rental rates or residual values. In addition, if we are unable to purchase new vehicles at competitive prices to refresh our fleet, increased maintenance costs in relation to our existing fleet may adversely affect our results of operations, financial condition, liquidity and cash flows.

We may not be able to effectively dispose of non-program vehicles, at the times or through the channels, that we desire.

The significant majority of vehicles in our fleet are non-program vehicles. We sell our non-program vehicles through a variety of channels, including auction, dealer direct wholesale, direct sales to third parties and retail in an effort to maximize sale prices and have access to an array of sales channels to dispose of vehicles in a timely manner. However, there are many factors that can affect the market for used vehicles. Vehicle purchases are typically discretionary for consumers and the market for used vehicles is subject to many economic factors, such as demand, consumer interests, inventory levels, pricing of new car models, interest rates, inflation, fuel costs, tariffs and other general economic conditions. Any combination of these factors can make it more difficult for us to successfully dispose of vehicles and optimize our fleet mix. Similarly, combinations of these factors may make our retail sales channels less capable of providing stable or desirable vehicle prices compared to the wholesale disposition channels. If we are unable to sell vehicles at our preferred times and through our preferred channels, it may adversely affect our results of operations, financial condition, liquidity and cash flows.

Our vehicle carrying costs, customer service scores and ability to dispose of vehicles at acceptable prices and times may be negatively impacted if we lengthen the age of our fleet.

In recent years, the average age of our fleet has become older and the percentage of pre-owned vehicles in our fleet has grown, both as a result of a variety of factors, including greater customer acceptance of higher mileage vehicles, our strategic revenue initiatives (such as ride share and reinvigoration of our value brands) and choices that we make in light of residual value dynamics at any given time. However, aged vehicles present additional risks to our operations, including the risk of higher maintenance costs while in the fleet and lower customer satisfaction scores. In addition, it may be more difficult for us to sell highly aged vehicles at reasonable prices, or through our preferred retail channels, or at the time that we prefer. Our inability to rotate aged vehicles for newer vehicles may have an adverse effect on our results of operations, financial condition, liquidity and cash flows.

Our business, results of operations and financial condition are dependent on the efficient operation of a complex global supply chain. Disruption in that supply chain may adversely affect our ability to service demand, or to do so efficiently.

Our supply chain, particularly with respect to access to new vehicles, is complex and reliant on raw goods and finished materials that are obtained from or manufactured by many different market participants, both within and outside the U.S. The global automotive supply chain has been negatively impacted by the military conflicts between

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

Russia and Ukraine, and in the Middle East. Governments in the U.S., United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Shortages in materials and increased costs for transportation, energy and raw materials, particularly with respect to raw materials extracted from, or components produced in, Russia and/or Ukraine, which are important to the vehicle manufacturing industry, including the production of EV batteries, can impact vehicle production volumes, delivery schedules and costs. The price of new cars and their components may be impacted by tariffs. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments. The new U.S. presidential administration has proposed to increase significantly tariffs on foreign imports into the U.S., particularly from Canada, China and Mexico, and these tariff increases can adversely impact the global automotive supply chain. In addition, the global supply chain can be impacted by logistics provider capacity issues, inflationary pressures, increased freight costs, depleted inventory levels, labor shortages and demand peaks. As a result of the foregoing and other factors, various automotive manufacturers have been forced to delay or stall new vehicle production in recent years, which caused limitations in supply and delays in our receiving new vehicles. These conditions may continue, or other global and regional supply chain disruptions may in the future cause similar issues. Consequently, there is no guarantee that we will be able to purchase a sufficient number of new vehicles at competitive prices and on competitive terms and conditions to fulfill demand, or to do so efficiently.

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

The vehicle rental industry is particularly affected by changes in the demand for business and leisure travel, especially with respect to levels of airline passenger traffic. Reductions in levels of air travel, whether caused by general economic conditions, such as inflation, higher airfare costs or other events such as work stoppages, military conflicts, terrorist incidents, civil unrest, cybersecurity incidents, natural disasters, epidemic or pandemic diseases, government shutdowns, recessions or other economic or labor market downturns, or the response of governments to any of these events, could have a material adverse effect on the demand for vehicle rentals overall and for our rental vehicles in particular.

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

In addition to the impact of broad-based travel trends, our results of operations and financial condition are also impacted by regional and local trends. We derive significant revenues from key leisure destinations, including California, Florida, Hawaii, New York and Texas in the U.S. and major cities in Europe. Travel to leisure destinations is dependent upon the ability and willingness of consumers to travel on vacation, which in turn is impacted by a variety of factors, including weather and climate-related events, geopolitical dynamics in a location and the effect of economic cycles on consumers’ discretionary travel. Uncertainty in overall consumer sentiment in the current economic environment, coupled with military conflicts, such as between Russia and Ukraine, and in the Middle East, may adversely affect leisure travel to certain key markets, and thus have a negative impact on our business.

Our business is highly seasonal, and any occurrence that disrupts rental activity during our peak periods could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

Our EV fleet exposes us to a number of risks.

We had previously emphasized an EV strategy that was focused on electrification and advancing mobility. While we have de-emphasized the use of EVs, we continue to own a number of EVs and expect that we will continue to purchase EVs in the future. There are a number of risks associated with our EV fleet, including, but not limited to, the following:
•    volatility in the pricing of new EVs by manufacturers, which can impact the residual values of EVs in our fleet;
•    demand for EVs, which may be impacted by customer sentiment regarding EVs overall, including with respect to the reliability and safety of EVs and access to charging infrastructure;
•    the frequency of damage and collision to EVs, which may be impacted by lack of familiarity with EVs by drivers;
•    our ability to successfully deploy EVs to ride share drivers;
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
•    uncertainty with respect to government regulations, as well as economic and tax incentives and conditions;
•    volatility resulting from the removal of certain EV-related tax incentives, which could negatively impact our vehicle costs; and
•    the possibility that our EVs are not as attractive to our customers, especially our ride share customers, as anticipated.

Although we source EVs from a growing number of manufacturers, in the near term, we remain exposed to a number of risks related to the potential concentration of EV makes and models in our fleet, including the risk that a malfunction, recall or lack of availability of replacement parts or skilled labor for a particular EV make and model could have an outsized impact on our ability to offer EVs, or that demand from our customers for the particular EVs we acquire may be lower than we anticipate.

We generally believe that demand for EVs by ride share drivers is a growth opportunity, and that, as a result, our ride share rentals are subject to the factors described above. Furthermore, the success of our ride share rentals are dependent on the continuation of our partnerships with key ride share companies, and any disruption or termination of those partnerships could materially adversely affect ride share rentals.

In addition, the results of our use of EVs generally depend on the economic factors ultimately associated with EVs, including depreciation rates and residual values of EVs, as well as the cost of financing EVs. These factors, which are evolving due to the development of the EV market, will impact the attractiveness of EVs to us and to our customers.

Government and economic incentives – including certain tax exemptions, tax credits and rebates – that support the development and adoption of EVs in the U.S. and abroad may be reduced, eliminated, amended or exhausted from time to time. For example, previously available incentives favoring EVs in certain areas have expired, were cancelled or have temporarily become unavailable; in some cases, these incentives have not been replaced or reinstituted.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

In December 2023, we made the decision to significantly reduce the size of our global EV fleet and initiated EV vehicle dispositions, which took place over the course of 2024. Our decision to reduce our EV fleet resulted in the recognition, during the year ended December 31, 2024, of $223 million of incremental net depreciation expense related to the sale of EVs. While we expect that this action will better balance supply against expected demand of EVs, position us to eliminate a disproportionate number of lower margin rentals, and reduce collision and damage expense associated with EVs, as well as ultimately improve our financial results, we cannot guarantee that we will be able to execute EV dispositions so that the expected benefits of this action will materialize.

If we do not adequately address potential risks related to EVs, our results of operations, financial condition, liquidity and cash flows may be adversely impacted, and our ability to pursue our EV initiatives could be compromised.

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

Due to natural complexity in technology innovation, potentially high costs of certain initiatives and the competition for talent in the technology space, we may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced product offerings. These challenges related to emerging technology may result in loss of competitive differentiation, margin erosion, decline in market share, inability to achieve our strategic initiatives, inefficient or outdated service delivery platforms, inability to attract or retain key talent and other unfavorable consequences that may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We face intense competition that may lead to downward pricing or an inability to increase prices.

We believe that price is one of the primary competitive factors in the vehicle rental market and various factors beyond our control may prevent us from pricing our offerings at a level that we believe is appropriate for the quality and service we offer, or that is necessary to fund reinvestments in innovative offerings for customers. Technology has enabled cost-conscious customers, including business travelers, to compare rates available from rental companies more easily and for competitors to monitor our pricing decisions in real time. Our competitors, some of whom may have greater resources and better access to capital than us, may seek to reduce prices in order to, among other things, attempt to gain a competitive advantage, capture share in a particular geography or class of rental or compensate for declines in rental activity.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

We rely on third-party distribution channels for a significant amount of our revenues, and adverse changes in our access to, prominence within, cost to participate in, or volume delivered pursuant to these distribution channels could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

Third-party distribution channels account for a significant amount of our vehicle rental reservations. These third-party distribution channels include traditional and online travel agencies, third-party internet sites, airlines and hotel companies, marketing partners, such as credit card companies and membership organizations, and global distribution systems that allow travel agents, travel service providers and customers to connect directly to our reservations systems. Loss of access to or prominence within any of these channels, changes in pricing or commission structures or other terms within these channels, or a reduction in transaction volume through these channels could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows, particularly if our customers are unable to access our reservation systems through alternate channels.

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

Maintaining favorable brand recognition is essential to our success and failure to do so could materially adversely affect our business.

Our business is heavily dependent upon the favorable brand recognition that our “Hertz”, “Dollar” and “Thrifty” brand names have in the markets in which they participate. Factors affecting brand recognition are often outside our control, and our efforts to maintain or enhance favorable brand recognition, such as marketing and advertising campaigns, may not have their desired effects. Negative claims or publicity regarding, among other things, our Company or our operations, offerings, practices or customer service may damage our brands or reputation, even if such claims are untrue. In addition, although our licensing partners are subject to contractual requirements to protect our brands, it may be difficult to monitor or enforce such requirements, particularly in foreign jurisdictions, and various laws may limit our ability to enforce the terms of these agreements or to terminate the agreements. Any decline in perceived favorable recognition of our brands or damage to our reputation could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

RISK RELATED TO OUR EMPLOYEES

The ability to attract and retain front-line employees, senior management and other key personnel is critical to the success of our business.

The success of our business depends on our ability to hire and retain front-line employees, senior management and other key personnel in sufficient numbers and with the necessary skills to meet demand. We develop and maintain a talent management strategy that defines current and future talent requirements (e.g., experience, skills, location requirements, timing, etc.) based on our strategic direction, actively conduct talent reviews and succession planning to be prepared if executives, managers or other key personnel resign, retire or their service is otherwise interrupted. We strive to maintain competitive compensation and benefits, employee development and retention programs and build an inclusive culture. Competition for qualified employees is intense, particularly with respect to technology roles that are critical to our strategic and information technology initiatives. Changing employee expectations about remote work and workplace flexibility complicate our employee recruiting, retention and talent management strategies. In addition, recent inflationary trends overall have driven market pressure for increased wages, and declines in our share price have impacted the retention value of existing equity awards. If we do not succeed in building and maintaining our talent pipeline through attracting and retaining qualified personnel, particularly at the management level, our ability to execute our business plan may be adversely affected, which could harm our operating results or financial condition. In addition, we may find it difficult to hire and retain a sufficient number of qualified front-line employees to meet demand at certain locations. Overall, the failure of our talent management strategies could result in inadequate staffing levels, declines in customer satisfaction, an inability to execute our business plan, eroding employee morale and productivity, an increase in operating expenses or an inability to achieve internal control, regulatory or other compliance-related requirements.

We may face issues with our union-represented employees.

Active labor contracts covering the terms of employment for the Company's union-represented employees in the U.S. are presently in effect, many of which cover employees at our larger airport locations, primarily with the International Brotherhood of Teamsters and the International Association of Machinists. These contracts are renegotiated periodically, and we anticipate renegotiating labor contracts with approximately 20% of these employees in 2025. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that contract extensions, work stoppages or other labor disturbances could occur in the future. In addition, our non-union-represented workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND PRIVACY

Cybersecurity threats continue to increase in frequency and sophistication, and a successful cybersecurity incident could interrupt or disrupt our information technology systems, or those of our third-party business partners, which could, among other things, disrupt our business, force us to incur costs or cause us reputational harm.

We encounter continuous risk of exposure to cybersecurity attacks, cybersecurity incidents, and other cybersecurity threats to our information networks and systems, as well as those of our third-party service providers, and the information stored on those networks and systems. Cybersecurity attacks are increasing in their frequency, sophistication and intensity, have become increasingly difficult to detect and may be exacerbated by geopolitical tensions. Cybersecurity incidents vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also include fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software including software commonly used by companies

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

in cloud-based services and bundled software. Like many other companies, we detect attempts by threat actors to gain access to our systems and networks on a frequent basis, and the frequency of such attempts could increase in the future. At this time, we do not have any indication that any risks from cybersecurity threats have had, or are reasonably likely to have, a material effect on our business strategy, results of operations or financial condition. We have invested in the protection of data and information technology, and actively work to enhance our business continuity and disaster recovery capabilities; however, there can be no assurance that our efforts will be successful.

We monitor our obligations under and compliance with global laws requiring information security safeguards and potential notification requirements in the event of a cybersecurity incident. We maintain procedures for detecting, communicating and addressing cybersecurity incidents. We have also taken steps to assess cybersecurity of third parties business partners, including service providers, licensees and franchisees, that handle, possess, process and store our material information. We require these third parties to maintain certain security controls. However, because of the rapidly changing nature and sophistication of cybersecurity threats, which can be difficult to detect, there can be no guarantee that our controls, policies and procedures have or will detect or prevent all of these cybersecurity threats, and we cannot predict the full impact of any past or future cybersecurity incident.

A cybersecurity incident relating to our information or systems or that of our third-party business partners, or any failure by us or our third-party business partners to effectively address, enforce and maintain our information technology infrastructure and cybersecurity requirements may result in substantial harm to our business strategy, results of operations and financial condition, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom and litigation, including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs, and possible prolonged negative publicity.

Our customers’ information, including their loyalty account login information, can be a target for cyber criminals. Given that customers may share common credentials across multiple sites, a compromise of one site can provide cyber criminals the means to compromise customer accounts of other merchants and any customer information contained therein.

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

Our ability to, among other things, accept reservations, process rental and sales transactions, manage our pricing, manage our revenue earning vehicles, manage our financing arrangements, account for our activities and otherwise conduct our business depends on the performance and availability of our networks and systems, as well as those of third-party cloud-based providers and other business partners. We have experienced, and from time to time in the future may experience, a failure or interruption that results in the unavailability of certain information systems. Additionally, our major information technology systems, reservations and accounting functions are centralized in a few locations worldwide. Any disruption, termination or substandard provision of services, including by third-party cloud providers or other business partners, whether as the result of localized conditions (e.g., fire or explosion), failure of our systems to function as designed, as the result of a cybersecurity incident, technology vulnerability or malfunction, or as the result of events or circumstances of broader geographic impact (e.g., earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and technology functions; interfering with our ability to manage our vehicles; delaying or disrupting rental and sales processes; adversely affecting our ability to comply with our financing arrangements; and otherwise impacting our ability to manage our business. These events could, individually or in the aggregate, lead to lower revenues, increased costs or other adverse effects on our results of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

operations, financial condition, liquidity and cash flows, and could cause reputational harm, any of which may be material.

If we fail to evaluate, maintain, upgrade and consolidate our information technology systems, our business could be adversely affected.

In the ordinary course of our business, we take steps to evaluate, maintain, upgrade and consolidate our information technology systems, including by making changes to legacy systems, replacing legacy systems with successor systems with new functionality, outsourcing certain systems and acquiring new systems with new functionality. We deploy significant capital expenditures in connection with these activities. If we fail to maintain effective technology enablement and processes, we may be unable to support business growth expectations, and such failure could result in excessive overhead costs, high rates of transaction failures and rework, detrimental impact to customers, cybersecurity threats or incidents, excessive write-offs, service quality issues, declining employee morale, loss of key talent and other unfavorable consequences. If we fail to effectively implement system upgrades, system changes or our outsourcing plans, we may experience negative impacts, including our ability to manage our business, disrupt our internal control structure, incur additional administration and operating expenses, place undue demands on management time and experience other negative impacts associated with delays or difficulties in transitioning to new systems. Although we have made progress to reduce the number of aged systems, such risks are elevated when legacy systems and infrastructure updates are delayed or otherwise not made on a timely basis, which can result in a heightened security risk. In addition, the implementation of our technology initiatives and systems, including updates to legacy systems, may cause disruptions in our business operations by severely degrading performance or a complete loss of service and have an adverse effect on our business and operations if not anticipated and appropriately mitigated.

The misuse or theft of information we possess, including as a result of cybersecurity incidents, could harm our brand, reputation or competitive position and give rise to liabilities which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

In the normal course of business, we regularly collect, process and store information about millions of individuals and businesses, including payment card information and other sensitive and confidential personal information. In addition, our customers regularly transmit personal information and other sensitive and confidential information to us via the internet and through other electronic means. Despite the security measures and compliance programs we currently maintain and monitor, our facilities, vehicles and systems and those of our third-party business partners may contain defects in design or manufacture or other problems that could compromise information security. Unauthorized parties may also attempt to gain access to our facilities or systems, or those of third parties with whom we do business, through fraud, misrepresentation, or other forms of deception or attack. We and our third-party business partners may not anticipate or prevent all types of attempts to obtain unauthorized access, and techniques used to obtain unauthorized access to systems change frequently. For example, in recent years, many companies have been subject to high-profile cybersecurity incidents that involved attacks on the company’s infrastructure and the compromise of non-public sensitive and confidential information. These attacks were often not recognized or detected until after the disclosure of sensitive information notwithstanding the security measures the companies had maintained. Although we evaluate our security throughout our business and make enhancements designed to safeguard our systems and data, our efforts may not be sufficient to maintain the confidentiality, security or availability of the data we collect, store and use to operate our business. Additionally, any failure to manage information privacy in compliance with applicable laws, whether as a result of our own error or the error or malfeasance of others, could result in significant regulatory fines and sanctions, litigation, prolonged negative publicity, data breaches, declining customer confidence, loss of key customers, employee liability and other unfavorable consequences.

We may face particular data protection and privacy risks in connection with the European Union's Global Data Protection Regulation, the California Consumer Privacy Act and other privacy laws and regulations.

Our business requires the processing and storage of personal information relating to our customers, employees, business partners and others. Strict data privacy laws regulating the collection, transmission, storage and use of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

employee data and consumers’ personal information are continuously evolving in the European Union, U.S. and other jurisdictions in which we operate. In particular, the European Union’s General Data Protection Regulation (the “GDPR”) imposes compliance obligations for the collection, use, retention, security, processing, transfer and deletion of personally identifiable information of individuals. In addition, countries, such as the United Kingdom, have implemented the GDPR through their own legislation, for example, the UK Data Protection Act of 2018. Privacy laws in the U.S. include the California Consumer Privacy Act, as amended, as well as other similar state privacy laws, which expand the definition of personal information and may grant, among other things, individual rights to access and delete personal information, and the right to opt out of the sale of personal information. These laws and regulations can also impose significant forfeitures and penalties for noncompliance and afford private rights of action to individuals under certain circumstances.

We actively monitor compliance with data protection and privacy-related laws and other regulations, including pending legislation, in the jurisdictions we operate; however, these laws are developing rapidly and may create inconsistent or conflicting requirements. Changes in the legal and regulatory environments in the areas of customer and employee privacy, data security and cross-border data flows, among other things, could have a material adverse effect on our business, primarily through the regulation of our marketing and transaction processing activities, the limitation on the types of information that we may collect, process and retain, the resulting costs of complying with such legal and regulatory requirements and potential monetary forfeitures and penalties for noncompliance, which could be significant. Such regulations also may increase our compliance and administrative burden significantly and require us to invest resources and management attention in order to update our information technology systems to meet new requirements. Any failure to manage data privacy in compliance with applicable laws and regulations could result in significant regulatory investigations, fines, sanctions, consumer and class action litigation, commercial litigation, prolonged negative publicity, data breaches, declining customer confidence, loss of key customers, employee liability and other unfavorable consequences.

RISKS RELATED TO LEGAL, REGULATORY AND TAX MATTERS

Our U.S. and foreign operations expose us to risks that may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Operating in the U.S. and in many different countries exposes us to varying risks, which include: (i) multiple, and sometimes conflicting, U.S. and foreign regulatory requirements and laws that are subject to change, including but not limited to, laws relating to income and other direct or indirect taxes, including corporate alternative minimum taxes, automobile-related liability, insurance rates, insurance products, consumer privacy, data security, employment matters, cost and fee recovery, and the protection of our trademarks and other intellectual property; (ii) the effect of foreign currency translation risk, as well as limitations on our ability to repatriate income; (iii) varying tax regimes, including consequences from changes in applicable tax laws and our ability to repatriate cash from non-U.S. affiliates without adverse tax consequences; (iv) foreign country ownership or investment requirements, as well as difficulties in obtaining financing in foreign countries for local operations; (v) changes in the proportion of revenue between the U.S. and foreign countries with varying tax rates or imposition of global minimum tax rates; and (vi) political and economic instability, natural calamities, civil unrest, war, terrorism and other hostilities.

The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, financial condition, liquidity and cash flows.

The disposition of revenue earning vehicles may result in taxable income, which might not be fully offset by the taxable expense associated with newly purchased revenue earning vehicles.

We were permitted under the Tax Cuts and Jobs Act (the “TCJA”) to expense, in the year of acquisition, 100% of the acquisition costs for vehicles purchased during the years 2017 through 2022. The TCJA reduces the expensing percentage ratably by 20% each year between 2023 and 2027. This reduction in expensing percentage could create situations whereby tax depreciation could be significantly less than the tax gain on the disposition of vehicles acquired in prior years. In addition, vehicles purchased using certain financing arrangements are not eligible for this accelerated depreciation election. If we choose to purchase vehicles using such financing arrangements, or if our

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

existing financing arrangements are deemed not to qualify under the Code, our ability to claim accelerated expensing would be limited.

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

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the vehicles rented or sold by us, and for employment-related injury claims by our employees. We are currently a defendant in numerous actions and have received numerous claims for which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from us. There can be no assurance that we will not be exposed to uninsured liability at levels in excess of our historical levels, that liabilities in respect of existing or future claims will not exceed the level of our insurance or reserves, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See Item 1, “Business - Insurance and Risk Management” and Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2024 Annual Report.

In addition to litigation associated with our ongoing operations, we are a defendant in certain litigation related to our emergence from bankruptcy in June 2021, including the case adversary proceeding captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et. al. See Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2024 Annual Report. We cannot predict the ultimate outcome or timing of this litigation; however, in light of the amount potentially at issue in the case, the adverse ruling by the U.S. Court of Appeals for the Third Circuit, followed by entry of an order of judgment, could have a material adverse impact on the Company’s financial condition, results of operations, liquidity or cash flows, particularly in the period in which an adverse judgment is entered.

We are subject to evolving laws and regulations, and the compliance costs, or any imposed liabilities or obligations (including for failing to satisfy these laws and regulations) could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

We are subject to an increasing number of federal, state, local and foreign laws and regulations relating to corporate and social responsibility matters, including environmental and climate change laws.

The rapidly evolving sustainability regulatory landscape is significant to us in relation to our operations, including with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel, and motor and used oils. We cannot guarantee that the tanks will remain free from leaks or that the use of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

these tanks will not result in significant spills or leakage. If a leak or a spill occurs, it is possible that the costs to investigate and remediate resulting impacts, as well as any associated fines, litigation or reputational harm could be significant. Historically, we have indemnified property owners for the costs associated with remediating certain hazardous substance storage, recycling or disposal sites and, in some instances, for natural resource damages. Compliance with existing or future environmental laws and regulations may require material expenditures by us or otherwise have a material adverse effect on our consolidated financial condition, results of operations, liquidity or cash flows. See Item 1, ‘‘Business—Government Regulation and Environmental Matters’’ in this 2024 Annual Report.

Legislative and regulatory authorities in the U.S. and abroad have considered, and will likely continue to consider (and some have passed) measures related to climate change, and other corporate and social responsibility topics, such as the EU's Corporate Sustainability Reporting Directive ("CSRD") and the EU's Corporate Sustainability Due Diligence Directive ("CSDDD"), as well as the California Climate Corporate Data and Accountability Act, and the California Climate-Related Financial Risk Act (collectively, the "California's Climate Laws"); Australia has also recently passed new legislation related to climate-related reporting. As these regulations become effective for establishing greater due diligence within the supply chain with respect to human rights and/or environmental risks, the mitigation efforts needed extend beyond our own operations. Additionally, the aforementioned regulatory requirements may place limitations on greenhouse gas emissions and imposing fees on entities deemed to be responsible for greenhouse gas emissions, demand for our services could be affected, our vehicle and compliance, and/or other costs could increase and our business could be adversely affected. Moreover, governments may continue to pursue measures, such as vehicle travel restrictions, related to climate change and greenhouse gas emissions. Should rules establishing bans on diesel or fuel vehicles from entering certain locations become effective in the countries in which we operate, demand for our services could be affected, our fleet and/or other costs could increase and our business could be adversely impacted. Furthermore, if our greenhouse gas emissions-related (or other relevant) data, processes or reporting are incomplete or inaccurate, or if we fail to comply with relevant reporting frameworks from newly emerging regulations, we may incur monetary penalties and reputational harm, investor demand for our securities may decrease, and we could become subject to litigation or government investigations, which may adversely affect our reputation and business.

Moreover, we cannot predict the nature, scope or effect of the implementation of the above-mentioned, or the passing or amending of future, sustainability regulatory requirements, nor can we predict the manner in which existing or future laws, rules or regulations may be administered or interpreted. Any alleged or actual violations of any such law, rule or regulation, as well as changes in such laws, rules and regulations, and their interpretation, may require us to incur additional expenses, subject us to governmental or third-party scrutiny, investigation and civil and criminal penalties, limit our ability to provide services in any of the countries in which we operate, and could result in a material adverse impact on our reputation, business, financial position or results of operations.

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

For example, any new, or change in existing, U.S. law and regulation with respect to optional insurance products or policies could increase our costs of compliance or make it uneconomical to offer such products. For further discussion regarding how changes in the regulation of insurance intermediaries may affect us, see Item 1, ‘‘Business—Insurance and Risk Management’’ in this 2024 Annual Report. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

Also, we derive revenue through rental activities of our brands under franchise and license arrangements. These arrangements are subject to various international, federal and state laws and regulations that impose limitations on our interactions with our counterparties. In addition, the used-vehicle sale industry, including our network of company-operated retail vehicle sales locations, is subject to a wide range of federal, state and local laws and regulations, such as those relating to motor vehicle sales, retail installment sales and related finance and insurance matters, advertising, licensing, consumer protection and consumer privacy. Changes in the laws and regulations that impact our franchising and licensing agreements, or our used-vehicle sales operation could adversely affect our results.

In most jurisdictions where we operate, we pass-through various expenses, costs and fees to our rental customers as separate charges. We believe that our pass-throughs, where imposed, are properly disclosed and are lawful. However, in the event of incorrect calculations or disclosures with respect to pass-throughs, or a successful challenge to the methodology we have used for determining our pass-through treatment, we could be subject to fines or other liabilities. In addition, we may in the future be subject to potential legislative, regulatory or administrative changes or actions which could limit, restrict or prohibit our ability to separately state, charge and recover various expenses, costs and fees.

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

We are subject to many forms of taxation in the jurisdictions throughout the world in which we operate, including, but not limited to, income tax, withholding tax, indirect tax, value-added tax, premium tax and payroll-related taxes. Tax law and administration are extremely complex and often require us to make subjective determinations. For example, in accordance with Section 482 of the Code and the OECD guidelines, we have established transfer pricing policies to govern our intercompany operations. Implementing transfer pricing policies can be extremely complex. Tax authorities could disagree with our policies, which disagreements could result in lengthy legal disputes and, ultimately, the payment of substantial funds to government authorities, which could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

An impairment of our long-lived assets could have a material impact on our results of operations.

Our long-lived assets consist primarily of revenue earning vehicles, right of use ("ROU") assets and property and equipment. We make estimates about the expected economic lives, projected residual values and the potential for impairment. We amortize long-lived assets using the straight-line method over the estimated economic lives. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors which could be indicators of impairment include, but are not limited to, (i) significant decrease in market prices of the assets, (ii) current period operating or cash flow losses or a projection or forecast that demonstrates continuing losses and (iii) significant changes in the estimated useful lives. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying value or estimated fair value less costs to sell.

For example, during the third quarter of 2024, at the conclusion of our historical peak rental season, there was a reduction in the cash flow projections in our Americas RAC and International RAC segments, indicating that the carrying values of our long-lived assets may not be recoverable. The reduction was largely attributed to the acceleration of the rental fleet rotation in our segments, where shortening the useful life reduced the potential future cash flows expected to be earned from the fleet. Operating cash flow projections also deteriorated from delayed

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

timing of operating cost improvements and longer timeframes associated with revenue maximization initiatives. As a result, we tested the recoverability of our long-lived assets in our Americas RAC and International RAC segments by comparing the carrying values against undiscounted future cash flow projections, and we determined that an impairment existed. This determination resulted in the recognition of a total impairment charge of $1.0 billion.

To the extent that there are further changes in market conditions or in the performance of our long-lived assets, there is a possibility that we could incur additional impairments in the future, which could have a material impact on our results of operations.

An impairment of our goodwill and other indefinite-lived intangible assets could have a material impact to our results of operations.

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event, we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. The reviews of fair value involve judgment and estimates, including projected revenues, projected cash flows, long-term growth rates, royalty rates and discount rates. A significant decline in any of the items used to determine fair value, as well as other triggering events, could result in a material impairment charge. For details of our annual impairment testing, see Note 6, "Goodwill and Intangible Assets, Net," in Part II, Item 8 of this 2024 Annual Report.

Changes in management’s estimates and assumptions could have a material impact to our results of operations, financial condition, liquidity and cash flows.

In preparing our periodic reports under the Exchange Act, including our consolidated financial statements, our management is required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include depreciation for revenue earning vehicles; accruals for estimated liabilities, including public liability, property damage and litigation reserves; the recoverability of our goodwill and indefinite-lived intangible assets; and income taxes. Changes in estimates or assumptions or the information underlying the assumptions, such as changes in our business or fleet plans or the market for used vehicles, or general market conditions, could affect reported amounts of assets, liabilities or expenses.

Our global business requires a compliance program to promote organizational adherence to applicable laws and regulations, and if the compliance program does not operate as designed, it can increase numerous risks to the Company.

We have a compliance program that promotes a culture of ethical behavior and adherence to applicable laws and regulations. In addition to other key compliance topics, the program is designed to: (i) identify applicable anti-bribery requirements (e.g., laws limiting commercial bribery and corruption); (ii) identify applicable antitrust requirements (e.g., laws to prevent price fixing, contract rigging, market or customer allocations, etc.); (iii) interpret the application of such requirements; (iv) educate target audiences; (v) enable whistleblower and investigations process; and (vi) provide independent, ongoing compliance monitoring.

Operating in many different countries increases the risk of a violation, or alleged violation, of the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act, other applicable anti-corruption laws and regulations, the economic sanctions programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the anti-boycott regulations administered by the U.S. Department of Commerce's Office of Anti-Boycott Compliance. The failure of our compliance program to operate as designed can result in a failure to comply with the laws outlined above or with other applicable laws, which could result in significant penalties or otherwise harm the Company’s reputation and business. There can be no guarantee that all of our employees, contractors and agents will comply with the Company’s policies that mandate compliance with these laws. Violations of these laws could result in legal and regulatory sanctions, increased litigation and fines, prolonged negative publicity, diminished investor

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

confidence, declining employee morale and other unfavorable consequences, which could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows.

Hertz Holdings is a publicly traded holding company with no operations of its own and depends on its subsidiaries for cash.

The operations of Hertz Holdings are conducted nearly entirely through its subsidiaries, and its ability to generate cash is dependent on the earnings and the receipt of funds from its subsidiaries via return of paid-in capital, dividends or intercompany loans to meet any of its operating expenses or debt obligations, or to pay dividends, if any, on its common stock. None of the subsidiaries of Hertz Holdings, however, are obligated to make funds available to Hertz Holdings for the payment of operating expenses, debt obligations or dividends. In addition, certain states' laws and the terms of certain of our debt agreements significantly restrict, or prohibit, the ability of Hertz and its subsidiaries to pay dividends or to make other distributions, make loans or otherwise transfer assets to Hertz Holdings, including state laws that require dividends to be paid only from surplus. If Hertz Holdings does not receive cash from its subsidiaries, then Hertz Holdings' financial condition could be materially adversely affected.

Failure to meet corporate and social responsibility expectations or standards or to advance our corporate responsibility priorities could adversely affect our business, results of operations and financial condition.

There has been an increased focus from stakeholders and activists on the corporate and social responsibility performance of companies, including environmental stewardship (e.g., climate, sustainability and water use); diversity, equity and inclusion initiatives; sourcing and supply chain activities; human capital and human rights records; and overall corporate governance profile. This has resulted in expanding and increasingly complex expectations related to reporting, diligence and disclosure on corporate and social responsibility topics, as well as pressure to modify product offerings and business practices to drive change on these issues. These developments and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, may alter the environment in which we do business.

As the nature, scope and complexity of corporate and social responsibility reporting, diligence and disclosure requirements expand, including compliance with, among other new regulations, CSRD, CSDDD, and California's Climate Laws regarding, among other matters, greenhouse gas emissions, we may need to undertake additional costs to control, assess and report on corporate and social responsibility metrics. Identifying, monitoring, quantifying, aggregating and disclosing the associated data and information relating to such issues can require significant investments of time and resources, both initially and as the requirements evolve over time, and may increase the ongoing costs of compliance, which could adversely impact our business, results of operations and financial condition. In addition, such data and information may be unreliable particularly when obtained from third parties.

Given our commitment to being a responsible corporate citizen, we actively monitor and manage corporate and social responsibility trends through various initiatives, which we may refine or expand further in the future, and we could be criticized for any commitments we may establish. Our failure or perceived failure to achieve any goals, maintain practices that align with stakeholder expectations for “best practices,” or comply with new corporate and social responsibility expectations and regulatory requirements could harm our reputation, adversely impact our ability to attract and retain customers and talent, and expose us to increased scrutiny from a range of stakeholders. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on issues related to corporate and social responsibility matters. Damage to our reputation may reduce demand for our products and services and thus have an adverse effect on our future financial results.

RISKS RELATED TO OUR INDEBTEDNESS

Our indebtedness exposes us to various risks, which could impair our financial condition.

As of December 31, 2024, we had total indebtedness of approximately $16.3 billion, including $11.2 billion of vehicle related debt and $5.1 billion of non-vehicle related debt, as disclosed in Note 7, "Debt," in Part II, Item 8 of this 2024

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

Annual Report. A portion of our indebtedness bears interest at variable rates, which exposes us to risks inherent in interest rate fluctuations and higher interest expenses in the event of continued increases in interest rates. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this 2024 Annual Report for additional information related to interest rate risk.

Our ability to satisfy and manage our debt obligations depends on our ability to generate cash flow and on overall financial market conditions. Factors driving the overall condition of the financial markets are beyond our control. Furthermore, if we are unable to generate sufficient cash flow from operations to service our debt obligations and meet our other cash needs, we may experience limited access or be unable to access financial markets for additional capital and may be forced to reduce or delay capital expenditures, sell or curtail assets or operations, or seek to restructure or refinance our indebtedness. If we must reduce or delay investment or sell or curtail our assets or operations, it may negatively affect our ability to generate sufficient cash flow to service our debt obligations and to meet our cash needs. Additionally, there can be no assurance that we would be able to borrow additional amounts or refinance our current indebtedness to fund working capital, capital expenditures, debt service requirements, execution of our business strategy or acquisitions and other purposes on favorable terms. Certain of our debt agreements limit our capacity to incur incremental debt and may limit the type of debt we incur for refinancing our existing debt, which may in turn limit our flexibility to strategically refinance our existing debt – on terms favorable to us or at all.

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

Our asset-backed and asset-based financing capacity could be decreased, our financing costs and interest rates could be increased, or our future access to the financial markets could be limited, as a result of risks and contingencies, many of which are beyond our control, including: (i) the acceptance by and/or demand from credit markets of the structures and structural risks associated with our asset-backed and asset-based financing arrangements; (ii) the credit ratings provided by credit rating agencies for our asset-backed indebtedness; (iii) third parties requiring changes in the terms and structure of our asset-backed or asset-based financing arrangements, including increased credit enhancement or required cash collateral and/or other liquid reserves; (iv) the insolvency or deterioration of the financial condition of one or more of our principal vehicle manufacturers; (v) changes in laws or regulations that negatively affect any of our asset-backed or asset-based financing arrangements; or (vi) the overall credit condition of Hertz.

Our asset-backed and certain asset-based vehicle financing facilities include credit enhancement provisions that require us to provide cash or additional vehicle collateral in the event the estimated market values for the vehicles used as collateral decreases below net book values. As a result, reductions in the estimated market value of vehicles used as collateral could adversely affect our liquidity, cash flow, and ultimately, the profitability of our Company, or otherwise require us to use cash intended for other purposes as collateral, and potentially lead to decreased borrowing base availability. Similarly, if the demand for used vehicles were to decline, resulting in sales of vehicles below the net book value required by our asset-backed and certain asset-based financings, we may have difficulty meeting the minimum required collateral levels resulting in a contractual obligation to add additional collateral in the form of cash or additional vehicles to the under collateralized asset-backed and/or certain asset-based financing. In the event that we cannot post additional collateral, the principal under our asset-backed and certain asset-based financing arrangements may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our special-purpose financing subsidiaries. If that event were to occur (or any other liquidation events), the holders of our asset-backed and certain asset-based debt may have the ability to exercise their right to, directly or indirectly, foreclose on and sell vehicles to generate proceeds sufficient to repay such debt.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

Failure by us to have proper financing and debt management processes in place may result in cash shortfalls and liquidity problems, the need to seek emergency financing at high interest rates, violations of debt covenants and an inability to execute strategic initiatives. These outcomes could negatively affect our liquidity and our ability to maintain sufficient levels of revenue earning vehicles to meet customer demands and could trigger cross-defaults under certain of our other financing arrangements.

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

As a result of substantially all of our assets being encumbered under various financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired or contractually limited under our existing financings. If our ability to secure additional indebtedness or dispose of assets were to occur, it could have a material adverse effect on our financial flexibility and force us to attempt to incur additional unsecured indebtedness, which may not be available to us or may not be available to us at favorable rates and terms.

We may not be able to deduct certain business interest expenses, which could have a material adverse effect on our results of operations and liquidity.

The TCJA, which was temporarily modified by the Coronavirus Aid, Relief, and Economic Security Act, imposed significant limitations on the deductibility of business interest expense under Section 163(j) of the Code. These limitations could result in additional material cash tax payments that could have a material adverse effect on our results of operations and liquidity. Furthermore, in the event our debt instruments were to be recharacterized as equity for tax purposes, the Company would not be entitled to deduct the payments as interest and could be assessed withholding taxes on payments to certain lenders, which could have a material adverse effect on our results of operations and liquidity.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of our stock and could diminish our liquidity.

Our Board has authorized a share repurchase program that does not have an expiration date. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock, and we have not repurchased any of our common stock since December 2023. Certain of our debt agreements contain restrictions that may limit our ability to make restricted payments to Hertz Holdings for the purpose of conducting share repurchases through the share repurchase program. We cannot guarantee that the share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Furthermore, share repurchases could affect the market price of our common stock or increase its volatility and decrease our cash balances and/or our liquidity. Beginning in 2023, the Inflation Reduction Act of 2022 imposed a non-deductible 1% excise tax on the fair market value of share repurchases that exceed $1 million in a taxable year. If share repurchases are conducted, the excise tax will increase the cost of such share repurchases.

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
•our successful execution of our business strategy, including with respect to our ongoing fleet rotation;
•sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares of common stock intend to sell;
•our ability to repay our debt;
•adverse market reactions to any additional debt we incur in the future;
•our credit ratings;
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
•speculative trading activities by third parties, driven by, among other things, social media coverage;
•changes in, or results that vary from, earnings estimates or buy/sell recommendations by analysts;
•additions or departures of key management personnel; and
•general financial, domestic, economic and other market conditions.

In addition, stock markets experience significant price and volume fluctuations from time to time that are not related to the operating performance of particular companies. These market fluctuations may have a material adverse effect on the share price of our common stock.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

These provisions may make it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, we have elected not to be governed by DGCL Section 203, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with a stockholder owning 15% or more of our outstanding voting stock, unless the stockholder has held the stock for a period of at least three years.

The significant ownership interests held by our Plan Sponsors, which, as of December 31, 2024, exceeded 50% of our outstanding common stock (without taking into account the dilutive impact of outstanding Public Warrants or Exchangeable Notes) means that the Plan Sponsors have the ability to control matters requiring stockholder approval, such as director elections, amendments to the Hertz Holdings Certificate of Incorporation and significant corporate transactions. With respect to such matters, the Plan Sponsors’ interests may not align with those of other stockholders, or they may take actions that other stockholders do not view as beneficial. This could delay or prevent a change of control transaction or discourage a potential acquirer from pursuing such a transaction, which transaction might have otherwise been of benefit to the other stockholders. The Plan Sponsors’ ownership may also adversely affect the trading price for our common stock if potential investors perceive disadvantages in investing in a company with controlling stockholders.

The choice of forum provision in the Certificate of Incorporation of Hertz Holdings could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or agents.

Our Certificate of Incorporation provides that, unless we consent in writing to an alternative forum, to the fullest extent permitted by law, the Delaware Chancery Court is the sole and exclusive forum for any stockholder to bring any state law claim for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of a breach of fiduciary duty owed by any director, officer, employee or agent of the Company to us or to our stockholders; (iii) any action asserting a claim against us arising pursuant to the DGCL, our Certificate of Incorporation or Bylaws; (iv) any action or proceeding as to which the DGCL confers jurisdiction on the Delaware Chancery Court; and (v) any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, the choice of forum provision provides that, unless the Company consents in writing to the selection of an alternative forum, claims brought under the Securities Act of 1933, as amended, must be brought exclusively in the federal district courts of the U.S. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or agents, which provision may discourage such lawsuits against us and our directors, officers and agents. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

Our results of operations and share price could be materially adversely affected if we are unable to maintain effective internal control over financial reporting.

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

We may use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm and legal liability, and could have adverse effects on our results of operations, financial condition, liquidity and cash flows.

We may incorporate AI solutions into our business, and we may leverage AI, including generative AI, into our business operations. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and could adversely affect our results of operations. In addition, there are significant risks in using AI, and there can be no assurance that the use of AI will enhance our business or be beneficial to our business operations, including our efficiency or our profitability.

Additionally, if our AI applications are based on data, algorithms or other inputs that are flawed, or if our AI applications assist us in producing content, analyses or recommendations that are, or are alleged to be, deficient, inaccurate or biased, our business, results of operations and financial conditions may be adversely affected. The use of AI applications generally has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our own use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand, reputational or competitive harm, or legal liability. The rapid evolution of AI, including the potential regulation of AI by governmental or other regulatory agencies, will require significant resources to develop, test and implement AI ethically and to minimize any unintended, harmful impacts.

We may pursue strategic transactions, including acquisitions and divestitures, which could be difficult to implement, disrupt our business or change our business profile significantly.

Any future strategic acquisition or disposition of assets or a business could involve numerous risks, including: (i) potential disruption of our ongoing business and distraction of management; (ii) difficulty integrating the acquired business or segregating assets and operations to be disposed of; (iii) exposure to unknown, contingent or other liabilities, including litigation arising in connection with the acquisition or disposition or against any business we may acquire; (iv) changes to our business profile in ways that could have unintended negative consequences; and (v) the failure to achieve anticipated synergies. If we enter into significant strategic transactions, the related accounting charges may affect our financial condition and results of operations, particularly in the case of an acquisition. The financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. A material disposition could require the amendment or refinancing of our outstanding indebtedness or a portion thereof.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Hertz maintains an enterprise-wide risk management ("ERM") process to identify, assess and monitor risks that are or may become material to our business. Our ERM process includes participation by senior management, other leaders and employees across the business in surveys and discussions about the risk environment. An ERM Committee meets regularly to discuss the Company’s top risks. Through our ERM process, we have identified cybersecurity as among the material risks in our business.

One way we manage cybersecurity risks is through our Global Information Security and Compliance ("GISC") program. The GISC program is designed to protect the confidentiality, integrity and availability of our information systems and data. Our GISC program includes procedures that are specifically designed to assess, identify and manage material risks from cybersecurity threats. Our GISC program is designed to:
•monitor and track events on our network to appropriately respond;
•coordinate between the information security and physical security teams to identify and respond to threats;
•implement appropriate tools to help in the protection of our data and information technology;
•monitor government and industry sources for news of potential threats;
•maintain policies and procedures to address data security and privacy topics, such as password management; and
•provide cybersecurity awareness training for employees.

Our GISC program also addresses cybersecurity incident response and business continuity planning. Our cybersecurity incident response plan is designed to provide a dynamic and flexible framework for responding to cybersecurity incidents, including in the event of a cybersecurity incident that impacts business continuity. In addition to the cybersecurity incident response plan, individual functions and Hertz locations maintain business continuity plans that identify critical business services, establish recovery objectives and create methods for implementing such plans in the event of business interruption due to a cybersecurity incident or other event. One of the business continuity plans in place at the Company is a plan applicable to our data centers.
Given the dynamic nature of the cybersecurity threat environment, we engage third-party assessors, consultants and others from time to time to assist us with assessing, enhancing, implementing and monitoring our cybersecurity risk-management programs. We review the results of the assessments from these third parties and determine whether to adjust our cybersecurity policies and processes based thereon.

We also have a privacy and data security program, which covers the collection, transfer, storage and use of customer data. We take steps to prevent and detect cybersecurity threats in an effort to protect our information and systems, and in turn, to protect our customers’ privacy.
Additionally, we have taken steps to address material risks from cybersecurity threats at third parties, including service providers, licensees and franchisees, that handle, possess, process and store our material information. We require these third parties to maintain certain security controls and assess these third parties' compliance with such requirements.

We also monitor attempts by third parties to gain access to our systems and networks. At this time, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have had, or are reasonably likely to have, a material effect on our business strategy, results of operations or financial condition. There can be no assurance, however, that our cybersecurity efforts will always be successful, and it is possible that risks from cybersecurity threats could have a material effect on our business strategy, results of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1C. CYBERSECURITY (Continued)

operations or financial condition in the future. See “Risks Related to Information Technology, Cybersecurity and Privacy” in Item 1A, "Risk Factors” of this 2024 Annual Report.

Governance

Our Board oversees significant risks facing the Company. For some categories of risk, the Board has empowered a committee to provide more focused oversight. In the case of cybersecurity and technology risk more broadly, the Board’s Audit Committee has that responsibility.

The Audit Committee is informed of risks from cybersecurity threats through regular reports from management and, from time to time, third parties that assist management in managing cybersecurity threats. The Audit Committee also receives regular reports on how management identifies, assesses and manages cybersecurity and broader technology risks. The Audit Committee reviews these reports and discusses them with management.

The Audit Committee provides a regular report to the full Board on key aspects of management’s presentations on cybersecurity and broader technology risks. All members of the Board have access to written cybersecurity reports that are provided to the Audit Committee. Audit Committee conversations on cybersecurity topics are open to any member of the Board.

While our Board and Audit Committee oversee risk, our senior leadership is responsible for identifying, assessing and managing our exposure to risk, including material risks from cybersecurity threats. Direct accountability of our cybersecurity program is housed within our Information Technology organization, which is led by our Chief Information Officer ("CIO"). Our CIO has served in this role since October 2021. Our CIO has 12 years of experience in senior technology roles with cybersecurity responsibilities. Prior to joining the Company, our CIO held various executive technology and operations positions, as well as various IT, consulting and commercial roles. Our CIO holds an Executive MBA and a Bachelor of Commerce degree.

Our Chief Information Security Officer ("CISO") is the individual that reports to our CIO and provides day-to-day oversight of our cybersecurity program; our CISO additionally leads our cybersecurity program's ongoing evolution. Our CISO is responsible for assessing and managing risks from cybersecurity threats, including monitoring the prevention, detection, mitigation and remediation of cybersecurity threats. Our CISO oversees direct reports and leverages a multi-disciplinary team that regularly communicates with respect to our prevention, detection, mitigation and remediation of cybersecurity threats and incidents. The team consists of individuals that represent various organizations and departments across the Company who have knowledge, skills and expertise to respond to a cybersecurity incident. Our CISO coordinates with the Company’s disclosure teams relating to potentially material cybersecurity incidents, attends the Company’s disclosure committee meetings, and regularly discusses with the Audit Committee the effectiveness of the Company’s technology security, capabilities for disaster recovery, data protection, cyber threat detection and cyber incident response and management of technology-related compliance risks. Our CISO has served in this role since March 2024. Our CISO has over 11 years of experience in senior technology roles with cybersecurity responsibilities, and more than 20 years of experience in technology and security. Our CISO holds an MBA; in addition, he holds a Bachelor of Computer Science degree and a Bachelor of Mathematics degree.

ITEM 2. PROPERTIES

We operate vehicle rental locations at or near airports and in central business districts and suburban areas of major cities in the U.S. The states of California, Florida, Hawaii, New York and Texas account for approximately 30% of our Americas RAC segment rental locations. We also operate vehicle rental operations internationally, where Australia, France, Italy, Spain and the U.K. account for approximately 30% of our International RAC segment rental locations.

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

We own our worldwide headquarters facility in Estero, Florida. We lease a facility in Oklahoma City, Oklahoma at which at which reservations for our vehicle rental operations are processed, global information technology systems are serviced and certain finance and accounting functions are performed. Additionally, we have a 999-year lease for a reservation and financial center near Dublin, Ireland, at which we have centralized our European vehicle rental reservation, customer relations, accounting and human resource functions. We also lease a European headquarters office in Uxbridge, England.

ITEM 3. LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2024 Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The table below sets forth, as of February 6, 2025, the names, ages, and positions of our executive officers.

Name	Age	Position
W. Gil West	64	Chief Executive Officer
Scott M. Haralson	51	Executive Vice President and Chief Financial Officer
Sandeep Dube	49	Executive Vice President and Chief Commercial Officer
Katherine Lee Martin	48	Executive Vice President, General Counsel and Corporate Secretary
Eric J. Leef	51	Executive Vice President and Chief Human Resources Officer
Kelly Galloway	40	Senior Vice President and Chief Accounting Officer

Mr. West has served as Chief Executive Officer and as a director of the Company since April 2024. He was Chief Operating Officer of Cruise LLC (“Cruise”), a self-driving car company, from January 2021 to December 2023. Prior to that, from March 2014 to October 2020, Mr. West was Senior Executive Vice President and Chief Operating Officer of Delta Air Lines, Inc. (“Delta”), a global airline company, and from March 2008 to March 2014, he was Senior Vice President of Delta. From 2006 to 2007, prior to joining Delta, Mr. West was President and Chief Executive Officer of Laidlaw Transit Services, Inc., a provider of transportation services. He has served on the board of Virgin Galactic Holdings, Inc. (NYSE: SPCE) since February 2021. In addition, he was a member of the board of Forward Air Corporation from October 2018 to May 2021, and then from February 2024 to June 2024. Mr. West also served on the board of Genesis Park Acquisition Corporation from October 2020 to September 2021.

Mr. Haralson has served as Executive Vice President and Chief Financial Officer of the Company since June 2024. Prior to joining the Company, from February 2023 to June 2024, he was Executive Vice President and Chief Financial Officer of Spirit Airlines, Inc. (“Spirit”), an airline company. He served as Senior Vice President and Chief Financial Officer of Spirit from October 2018 to January 2023; as Vice President, Financial Planning and Analysis and Corporate Real Estate from August 2017 to October 2018; and as Vice President, Financial Planning and Analysis from August 2012 to July 2017. Prior to his tenure at Spirit, Mr. Haralson held key financial leadership roles at Dish Network, a television and service provider; Frontier Airlines, an airline company; Guardian Gaming, a tabletop gaming company; Swift Aviation, Inc., an aircraft maintenance and repair company; and U.S. Airways, Inc. (previously, America West Airlines), an airline company.

Mr. Dube has served as Executive Vice President and Chief Commercial Officer of the Company since July 2024. Prior to joining the Company, from June 2023 to July 2024, he was Chief Operating Officer of Intuit Mailchimp, a platform automation company. From September 2021 to June 2022, he served as Executive Vice President, Chief Commercial Officer of Activision Blizzard, Inc., a gaming company. From November 2020 to September 2021, Mr. Dube was Senior Vice President, Head of Revenue Management, of Delta. He also served, from September 2018 to November 2020, as Senior Vice President, Head of Digital, Loyalty, Lounges and Consumer Insights, and Chief Executive Officer of Delta Vacations, a subsidiary of Delta, and from January 2015 to August 2018, as Vice President, Customer Loyalty and Consumer Insights. In addition, Mr. Dube was Senior Vice President, Marketing of Wells Fargo Bank, National Association, a financial services company, from 2012 to 2015 and was Senior Vice President, Marketing Strategy and Analytics (Credit Cards) of HSBC USA Inc., a financial services company, from 2006 to 2012.

Ms. Martin has served as Executive Vice President, General Counsel and Corporate Secretary since July 2024. She was Interim General Counsel and Assistant Corporate Secretary from April 2024 to July 2024. Ms. Martin joined the Company in May 2023 as Vice President and Chief Counsel and took on the additional role of Chief Compliance Officer from January 2024 to June 2024. From August 2021 to April 2023, she held various leadership positions at X Corp. (formerly, Twitter, Inc.), a social media and technology company. Prior to that, Ms. Martin spent more than a decade as an Assistant U.S. Attorney at the U.S. Department of Justice. She served as a law clerk in the United States District Court for the Eastern District of Virginia following law school and earned her J.D. from the William & Mary Law School. Prior to law school, Ms. Martin worked as a staff member for the U.S. House of Representatives.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (Continued)
Mr. Leef has served as Executive Vice President and Chief Human Resources Officer of the Company since February 2021, and he served as Senior Vice President and Chief Human Resources Officer beginning in September 2020. Prior to joining the Company, from October 2019 to July 2020, Mr. Leef was Senior Vice President, Chief Human Resources Officer of Atria Senior Living, a provider of independent, assisted living and memory care options. Prior to that, from 2013 to 2019, Mr. Leef served as Executive Director, HR Client Support of General Electric Company and GE Appliances, a Haier company that manufacturers appliances, and beginning in 2003, he held various other human resources roles at GE Appliances.

Ms. Galloway has served as Senior Vice President and Chief Accounting Officer of the Company since July 2023. She served as Senior Vice President and Controller from August 2020 to July 2023, as Vice President and Controller from August 2019 to August 2020, as Assistant Corporate Controller from August 2018 to August 2019, and in other Company accounting-related roles from September 2014 to August 2018. Prior to joining the Company, Ms. Galloway held roles at Kforce Inc. and PricewaterhouseCoopers LLP, both professional services firms, and she is a Certified Public Accountant.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HERTZ GLOBAL

Hertz Holdings' common stock and Public Warrants trade on The Nasdaq Global Select Market ("Nasdaq") under the symbols "HTZ" and "HTZWW," respectively. As of February 6, 2025, there were 833 holders of record of Hertz Holdings' common stock.

Hertz Holdings paid no cash dividends on its common stock in 2024 or 2023, and it does not expect to pay dividends on its common stock for the foreseeable future.

Since Hertz Holdings does not conduct business itself, any dividends on, and repurchases of, its common stock must be funded using dividends or amounts borrowed from Hertz or independent borrowings. The credit agreement governing Hertz's First Lien Credit Facilities and the indentures governing the First Lien Senior Notes, the Exchangeable Notes, the Senior Notes Due 2026 and the Senior Notes Due 2029 provide conditions that limit when Hertz can make dividends and certain other restricted payments, including restrictions for distributions to Hertz Holdings used to pay dividends on Hertz Holdings' common stock.

Repurchases of Equity Securities

Share Repurchase Programs for Common Stock

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board approved, a share repurchase program (the "2022 Share Repurchase Program") that authorized repurchases of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. The 2022 Share Repurchase Program, announced on June 15, 2022, has no expiration date, does not obligate Hertz Global to acquire any particular amount of common stock and can be discontinued at any time. However, during the effective period of Amendment No. 8, as disclosed in Note 7, "Debt," in Part II, Item 8 of this 2024 Annual Report, the repurchase of Hertz Global common stock is not permitted between April 16, 2024 through April 1, 2025.

Between inception and December 31, 2023, a total of 66,684,169 shares of Hertz Global's common stock were repurchased in open-market transactions under the 2022 Share Repurchase Program at an average share price of $16.88 for an aggregate purchase price of $1.1 billion, excluding applicable excise tax. There were no share repurchases during the year ended December 31, 2024. As of December 31, 2024, $874 million remains available under the 2022 Share Repurchase Program.

Subsequent to the expiration of Amendment No. 8, any future share repurchases will be made at the discretion of Hertz Global's management through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 under the Exchange Act), privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable securities laws. There can be no assurance as to the timing or number of any share repurchases.

Performance Graph

The performance graph below compares the cumulative total stockholder return on Hertz Holdings common stock with the Russell 1000 Index and the Morningstar Rental & Leasing Services Industry Group. The Russell 1000 Index is included because it is comprised of the 1,000 largest publicly traded issuers. The Morningstar Rental & Leasing Services Industry Group is a published, market capitalization-weighted index representing stocks of companies, including Hertz Holdings, that rent or lease various durable goods to the commercial and consumer market, including vehicles and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods. The results are based on an assumed $100 invested on November 9, 2021 (the first day of trading pursuant

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)
to a registration statement on Form S-1), at the market close, through December 31, 2024. Share price performance presented below is not necessarily indicative of future results.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG HERTZ GLOBAL HOLDINGS, INC.,
RUSSELL 1000 INDEX AND MORNINGSTAR RENTAL & LEASING SERVICES INDUSTRY GROUP
ASSUMES DIVIDEND REINVESTMENT
HERTZ

There is no established public trading market for the common stock of Hertz. Rental Car Intermediate Holdings, LLC, which is wholly owned by Hertz Holdings, owns all of the outstanding common stock of Hertz.

In 2024, Hertz paid dividends to Hertz Holdings of $7 million for certain general purposes. Hertz paid dividends to Hertz Holdings of $321 million and $2,477 million in 2023 and 2022, respectively, to help fund common stock repurchases, as further disclosed in Note 17, "Equity and Earnings (Loss) Per Common Share – Hertz Global" in Part II, Item 8 of this 2024 Annual Report. The credit agreement governing Hertz's First Lien Credit Facilities and the indentures governing the First Lien Senior Notes, the Exchangeable Notes, the Senior Notes Due 2026 and the Senior Notes Due 2029 provide conditions that limit when Hertz can make dividends and certain other restricted payments, including restrictions for distributions to Hertz Holdings used to pay dividends on Hertz Holdings' common stock.

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

The statements in this MD&A regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, "Risk Factors.” The following MD&A provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following MD&A together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements and Summary of Risk Factors,” Item 1A, "Risk Factors” and our consolidated financial statements and related notes included in Part II, Item 8 of this 2024 Annual Report.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Our Business

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of EVs, non-program vehicles and program vehicles based on market conditions, including residual values. Our business requires significant expenditures for vehicles, and, as such, we require substantial liquidity to finance such expenditures.

Our strategy is focused on excellence in execution of the basics. We are committed to delivering unmatched customer experiences, optimizing fleet economics and building on our leadership in ride share. Continuing to build on our brand strength, global network and global fleet management capabilities, while also combining those efforts with investments in technology, shared mobility and a digital-first customer experience, will allow us to deliver on the basics and remain a central player in the modern mobility ecosystem.

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

When a revenue earning vehicle is acquired outside of a vehicle repurchase program, which is the case for the majority of our fleet at December 31, 2024, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage). We also estimate the residual value of the applicable revenue earning vehicles at the expected time of disposal, considering factors such as make, model and options, age, physical condition, mileage, sale location, time of the year, channel disposition (e.g., auction, retail, dealer direct), historical sales experience for similar vehicles, third-party expectations of resale value and market conditions. The vehicle is depreciated using a rate based on these estimates. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and any changes to the estimated holding period of the vehicle. Differences between actual residual values (i.e., the ultimate sales price) and those estimated in our financial statements result in an adjustment to depreciation upon disposition of the vehicle. Our depreciation of revenue earning vehicles and lease charges also includes costs associated with the disposal of vehicles and rents paid for vehicles leased.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
2024 Operating Overview

As of December 31, 2024, the sale of the EV Disposal Groups was substantially complete. During the year ended December 31, 2024, we incurred incremental depreciation charges, primarily in the first half of 2024, of $175 million for the write-down on the vehicles in the EV Disposal Groups, of which $164 million and $11 million are associated with our Americas RAC and International RAC segments, respectively, and $48 million for losses incurred on the vehicles sold, primarily in our Americas RAC segment. See Note 5, "Revenue Earning Vehicles" in Part II, Item 8 of this 2024 Annual Report for further details, including the definition of "EV Disposal Groups.".

The following charts provide the period-over-period change for several key factors influencing our results for each of the years ended December 31, 2024 and 2023:

(1)     Includes impact of foreign currency exchange at average rates.
(2)    Results shown are in constant currency as of December 31, 2023.
(3)    The percentages shown in this chart reflect Vehicle Utilization versus period-over-period change.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
For more information on the above, see the discussion of our results on a consolidated basis and by segment that follows herein. In this MD&A, certain amounts in the following tables are denoted in millions. Amounts, such as percentages, are calculated from the underlying numbers in thousands, and as a result, may not agree to the amount when calculated from the tables in millions. Discussions regarding our results of operations, liquidity and capital resources for the year ended December 31, 2024 compared to the year ended December 31, 2023 are included within this MD&A. Discussions of our results of operations, liquidity and capital resources for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found under Part II, Item 7 of our 2023 Form 10-K, which is available on the SEC's website (www.sec.gov) or indirectly through our website (www.hertz.com).

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Years Ended December 31,		Percent Increase/(Decrease)
($ In millions)	2024	2023
Total revenues	$9,049	$9,371	(3)%
Depreciation of revenue earning vehicles and lease charges, net	3,611	2,039	77
Direct vehicle and operating expenses	5,689	5,455	4
Non-vehicle depreciation and amortization	139	149	(6)
Selling, general and administrative expenses	819	962	(15)
Interest expense, net:
Vehicle	590	555	6
Non-vehicle	369	238	55
Interest expense, net	959	793	21
Other (income) expense, net	4	12	(65)
(Gain) from the sale of non-vehicle capital assets	—	(162)	(100)
Bankruptcy-related litigation reserve	292	—	NM
Long-Lived Assets impairment	1,048	—	NM
Income (loss) before income taxes	(3,512)	123	NM
Income tax (provision) benefit	375	329	14
Net income (loss)	$(3,137)	$452	NM
Adjusted Corporate EBITDA(a)	$(1,541)	$561	NM
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Total revenues decreased $322 million in 2024 compared to 2023, of which $324 million is attributable to our Americas RAC segment, resulting primarily from lower pricing.

Depreciation of revenue earning vehicles and lease charges, net increased $1.6 billion in 2024 compared to 2023, of which $1.4 billion is attributable to our Americas RAC segment. Depreciation of revenue earning vehicles and lease charges, net increased due primarily to (i) deterioration in the residual values at the expected time of disposal, (ii) decreased holding periods resulting from the acceleration of our rental fleet rotation and (iii) per unit losses recognized on vehicle dispositions during 2024 compared to per unit gains recognized in 2023.

DOE increased $234 million in 2024 compared to 2023 with increases of $144 million and $91 million in our Americas RAC and International RAC segments, respectively. The increase in DOE was due primarily to increased self-insurance liabilities as a result of adverse experience and case development, increased vehicle in-fleeting costs and a loss recovery in the second quarter of 2023 with no comparable loss recovery in 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SG&A decreased $143 million in 2024 compared to 2023 driven primarily by decreases of $141 million and $19 million associated with our corporate operations and Americas RAC segment, respectively, partially offset by an increase of $16 million in our International RAC segment. The decrease in SG&A associated with our corporate operations was due primarily to a non-cash stock-based compensation gain related to forfeitures of former chief executive officer ("CEO") awards in March 2024, decreased third-party spend and reduced non-cash stock-based compensation charges, partially offset by intercompany royalty assessment fees received from our International RAC segment and increased restructuring related costs. SG&A in our Americas RAC segment decreased due primarily to reduced advertising spend, partially offset by increased restructuring related costs and increased personnel costs. SG&A in our International RAC segment increased due primarily to increased restructuring related costs and higher personnel costs, partially offset by lower intercompany royalty assessment fees paid to our corporate operations.

Vehicle interest expense, net increased $35 million in 2024 compared to 2023 due primarily to higher interest rates and increased debt levels.

Non-vehicle interest expense, net increased $131 million in 2024 compared to 2023 due primarily to higher debt levels and higher interest rates.

In 2023, we recognized a gain of $162 million on the sale of certain non-vehicle capital assets in our Americas RAC segment, as disclosed in Note 4, "Divestitures," in Part II, Item 8 of this 2024 Annual Report.

In 2024, we recognized expense of $292 million in our corporate operations related to an increase to an existing bankruptcy-related litigation reserve, including related interest that continues to accrue during each subsequent reporting period, as disclosed in Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2024 Annual Report.

In 2024, we recognized an impairment charge of $1.0 billion associated with certain long-lived assets in our Americas RAC and International RAC segments. See Note 3, "Long-Lived Assets Impairment," in Part II, Item 8 of this 2024 Annual Report for further details.

For the year ended December 31, 2024, we recorded a tax benefit of $375 million, which resulted in an effective tax rate of 11%. For the year ended December 31, 2023, we recorded a tax benefit of $329 million, which resulted in an effective tax rate of (268)%. The change in tax in 2024 compared to 2023 is driven by lower pretax income, increases in valuation allowances in 2024 and lower EV credits generated in 2024.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had income of $275 million and $163 million from the change in fair value of Public Warrants that was incremental to Hertz for the years ended December 31, 2024 and 2023, respectively.

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

As of December 31, 2024, our Americas RAC operations had a total of approximately 5,000 company-operated and franchisee locations, comprised of 2,000 airport and 3,000 off airport locations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of operations and our discussion and analysis for our Americas RAC segment were as follows:

	Years Ended December 31,		Percent Increase/(Decrease)
($ In millions, except as noted)	2024	2023	2024 vs. 2023
Total revenues	$7,398	$7,722	(4)%
Depreciation of revenue earning vehicles and lease charges, net	$3,198	$1,775	80
Direct vehicle and operating expenses	$4,726	$4,582	3
Direct vehicle and operating expenses as a percentage of total revenues	64%	59%
Non-vehicle depreciation and amortization	$109	$125	(13)
Selling, general and administrative expenses	$482	$501	(4)
Selling, general and administrative expenses as a percentage of total revenues	7%	6%
Vehicle interest expense	$479	$456	5
Long-Lived Assets impairment	$865	$—	NM
Adjusted EBITDA	$(1,357)	$585	NM
Transaction Days (in thousands)(b)	124,767	125,215	—
Average Vehicles (in whole units)(c)	453,706	446,219	2
Average Rentable Vehicles (in whole units)(c)	426,017	422,485	1
Vehicle Utilization(c)	80%	81%
Total RPD (in dollars)(d)	$59.38	$61.73	(4)
Total RPU Per Month (in whole dollars)(e)	$1,449	$1,524	(5)
Depreciation Per Unit Per Month (in whole dollars)(f)	$588	$332	77
Percentage of program vehicles as of period end	7%	1%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Total Americas RAC revenues decreased $324 million in 2024 compared to 2023 due primarily to lower pricing. Total RPD declined due primarily to lower rates in most customer channels. Transaction Days was generally consistent with 2023. Airport revenues comprised 69% and 68% of total revenues for the segment in 2024 and 2023, respectively.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $1.4 billion in 2024 compared to 2023 due primarily to (i) deterioration in residual values at the expected time of disposal, (ii) decreased holding periods resulting in part from the acceleration of our rental fleet rotation and (iii) per unit losses recognized on vehicle dispositions in 2024 compared to per unit gains recognized in 2023.

DOE for Americas RAC increased $144 million in 2024 compared to 2023 due primarily to increased self-insurance liabilities as a result of adverse experience and case development, a loss recovery in the second quarter of 2023 with no comparable loss recovery in 2024 and increased vehicle in-fleeting costs related to our accelerated fleet rotation in 2024, partially offset by lower personnel costs.

SG&A for Americas RAC decreased $19 million in 2024 compared to 2023 due primarily to reduced advertising spend, partially offset by increased restructuring related costs and increased personnel costs.

Vehicle interest expense for Americas RAC increased $23 million in 2024 compared to 2023 due primarily to higher average interest rates resulting primarily from the issuances of new HVF III Series Notes in 2024 and higher

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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

Americas RAC recognized an impairment charge of $865 million in 2024 associated with certain long-lived assets, of which $740 million and $125 million related to its revenue earning vehicles and ROU assets, respectively. See Note 3, "Long-Lived Assets Impairment," in Part II, Item 8 of this 2024 Annual Report for further details.

International RAC

As of December 31, 2024, our International RAC operations had approximately 6,200 company-operated and franchisee locations, comprised of 1,500 airport and 4,700 off airport locations in approximately 110 countries and jurisdictions, including Africa, Asia, Australia, Europe, the Middle East and New Zealand.

Results of operations and our discussion and analysis for our International RAC segment were as follows:

	Years Ended December 31,		Percent Increase/(Decrease)
($ In millions, except as noted)	2024	2023	2024 vs. 2023
Total revenues	$1,651	$1,649	—%
Depreciation of revenue earning vehicles and lease charges, net	$413	$264	57
Direct vehicle and operating expenses	$971	$880	10
Direct vehicle and operating expenses as a percentage of total revenues	59%	53%
Non-vehicle depreciation and amortization	$13	$11	18
Selling, general and administrative expenses	$244	$227	7
Selling, general and administrative expenses as a percentage of total revenues	15%	14%
Vehicle interest expense	$111	$99	12
Long-Lived Assets impairment	$183	$—	NM
Adjusted EBITDA	$31	$302	(90)
Transaction Days (in thousands)(b)	29,104	28,974	—
Average Vehicles (in whole units)(c)	106,573	106,240	—
Average Rentable Vehicles (in whole units)(c)	104,661	104,173	—
Vehicle Utilization(c)	76%	76%
Total RPD (in dollars)(d)	$58.11	$58.33	—
Total RPU Per Month (in whole dollars)(e)	$1,347	$1,352	—
Depreciation Per Unit Per Month (in whole dollars)(f)	$331	$212	56
Percentage of program vehicles as of period end	26%	18%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Total revenues for International RAC in 2024 were comparable to 2023. Transaction Days and Total RPD were each relatively flat in 2024 compared to 2023.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $150 million in 2024 compared to 2023 due primarily to (i) per unit losses recognized on vehicle dispositions in 2024 compared to per unit gains recognized in 2023, (ii) deterioration in the residual values at the expected time of disposal and (iii) decreased holding periods resulting in part from the acceleration of our rental fleet rotation.

DOE for International RAC increased $91 million in 2024 compared to 2023 due primarily to higher personnel costs, increased self-insurance liabilities as a result of adverse experience and case development, increased collision and damage costs and increased vehicle in-fleeting costs.

SG&A for International RAC increased $16 million in 2024 compared to 2023 due primarily to increased restructuring related costs and higher personnel costs, partially offset by lower intercompany royalty assessment fees paid to our corporate operations.

Vehicle interest expense for International RAC increased $12 million in 2024 compared to 2023 due primarily to higher debt levels and higher market interest rates.

International RAC recognized an impairment charge of $183 million in 2024 associated with its revenue earning vehicles. See Note 3, "Long-Lived Assets Impairment," in Part II, Item 8 of this 2024 Annual Report for further details.

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)Adjusted Corporate EBITDA is calculated as net income (loss), adjusted for income taxes; non-vehicle depreciation and amortization; non-vehicle debt interest, net; vehicle debt-related charges; restructuring and restructuring related charges; unrealized (gains) losses from financial instruments; change in fair value of Public Warrants and certain other miscellaneous or non-recurring items. When evaluating our operating performance, investors should not consider Adjusted Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance determined in accordance with U.S. GAAP. The reconciliations to the most comparable consolidated U.S. GAAP measure are presented below.
HERTZ

	Years Ended December 31,
(In millions)	2024	2023
Net income (loss)	$(3,137)	$452
Adjustments:
Income tax provision (benefit)	(375)	(329)
Non-vehicle depreciation and amortization	139	149
Non-vehicle debt interest, net	375	238
Vehicle debt-related charges(1)	45	42
Restructuring and restructuring related charges(2)	66	17
Unrealized (gains) losses on financial instruments(3)	7	117
Gain on sale of non-vehicle capital assets(4)	—	(162)
Non-cash stock-based compensation forfeitures(5)	(64)	—
Bankruptcy-related litigation reserve(6)	292	—
Long-Lived Assets impairment(7)	1,048	—
Other items(8)	63	37
Adjusted Corporate EBITDA	$(1,541)	$561

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
HERTZ GLOBAL

	Years Ended December 31,
(In millions)	2024	2023
Net income (loss)	$(2,862)	$616
Adjustments:
Income tax provision (benefit)	(375)	(330)
Non-vehicle depreciation and amortization	139	149
Non-vehicle debt interest, net	375	238
Vehicle debt-related charges(1)	45	42
Restructuring and restructuring related charges(2)	66	17
Unrealized (gains) losses on financial instruments(3)	7	117
Gain on sale of non-vehicle capital assets(4)	—	(162)
Non-cash stock-based compensation forfeitures(5)	(64)	—
Bankruptcy-related litigation reserve(6)	292	—
Long-Lived Assets impairment(7)	1,048	—
Change in fair value of Public Warrants(9)	(275)	(163)
Other items(8)	63	37
Adjusted Corporate EBITDA	$(1,541)	$561
(1)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(2)Represents charges incurred under restructuring actions as defined in U.S. GAAP, excluding impairments and asset write-downs. Also includes restructuring related charges such as incremental costs incurred related to personnel reductions, litigation and closure of underperforming locations.
(3)Represents unrealized (gains) losses on derivative financial instruments. See Note 12, "Financial Instruments," in Part II, Item 8 of this 2024 Annual Report.
(4)Represents the gain on sale of certain non-vehicle capital assets sold in 2023. See Note 4, "Divestitures," in Part II, Item 8 of this 2024 Annual Report.
(5)Represents former CEO awards forfeited in March 2024. See Note 9, "Stock-Based Compensation," in Part II, Item 8 of this 2024 Annual Report.
(6)Represents an increase to an existing bankruptcy-related litigation reserve recorded in September 2024, including interest that continues to accrue during each subsequent reporting period. See Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2024 Annual Report.
(7)Represents impairment charges recognized for certain long-lived assets in the third quarter of 2024. See Note 3, "Long-Lived Assets Impairment," in Part II, Item 8 of this 2024 Annual Report.
(8)Represents miscellaneous items. For 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related vehicle damages, partially offset by a loss recovery settlement and certain litigation settlements. For 2023, primarily includes certain IT-related charges, certain storm-related vehicle damages and certain professional fees and charges related to the settlement of bankruptcy claims, partially offset by a loss recovery settlement.
(9)Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants, as disclosed in Note 13, "Fair Value Measurements," in Part II, Item 8 of this 2024 Annual Report.

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

	Americas RAC		International RAC
	Years Ended December 31,
	2024	2023	2024	2023
Transaction Days (in thousands)	124,767	125,215	29,104	28,974
Average Rentable Vehicles (in whole units)	426,017	422,485	104,661	104,173
Number of days in period (in whole units)	366	365	366	365
Available Car Days (in thousands)	155,935	154,272	38,321	38,061
Vehicle Utilization	80%	81%	76%	76%

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

	Americas RAC		International RAC
	Years Ended December 31,
($ in millions, except as noted)	2024	2023	2024	2023
Revenues	$7,398	$7,722	$1,651	$1,649
Foreign currency adjustment(1)	11	6	40	41
Total Revenues-adjusted for foreign currency	$7,409	$7,728	$1,691	$1,690
Transaction Days (in thousands)	124,767	125,215	29,104	28,974
Total RPD (in dollars)	$59.38	$61.73	$58.11	$58.33
(1)Based on December 31, 2023 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues - adjusted for foreign currency divided by the Average Rentable Vehicles in each period and then divided by the number of months in the period reported.

	Americas RAC		International RAC
	Years Ended December 31,
($ in millions, except as noted)	2024	2023	2024	2023
Total Revenues-adjusted for foreign currency	$7,409	$7,728	$1,691	$1,690
Average Rentable Vehicles (in whole units)	426,017	422,485	104,661	104,173
Total revenue per unit (in whole dollars)	$17,390	$18,292	$16,160	$16,224
Number of months in period (in whole units)	12	12	12	12
Total RPU Per Month (in whole dollars)	$1,449	$1,524	$1,347	$1,352

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

	Americas RAC		International RAC
	Years Ended December 31,
($ in millions, except as noted)	2024	2023	2024	2023
Depreciation of revenue earning vehicles and lease charges, net(1)	$3,198	$1,775	$413	$264
Foreign currency adjustment(2)	5	2	10	7
Adjusted depreciation of revenue earning vehicles and lease charges	$3,203	$1,777	$423	$271
Average Vehicles (in whole units)	453,706	446,219	106,573	106,240
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$7,060	$3,983	$3,968	$2,548
Number of months in period (in whole units)	12	12	12	12
Depreciation Per Unit Per Month (in whole dollars)	$588	$332	$331	$212
(1)Reflects four months at post-impairment rates for the year ended December 31, 2024. See Note 3, "Long-Lived Assets Impairment," in Part II, Item 8 of this 2024 Annual Report.
(2)Based on December 31, 2023 foreign currency exchange rates for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements in the U.S. and internationally.

Cash and Cash Equivalents

As of December 31, 2024, we had $591 million of cash and cash equivalents and $541 million of restricted cash and cash equivalents. As of December 31, 2024, $288 million of cash and cash equivalents and $168 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We continue to assert non-permanent reinvestment of foreign earnings that give rise to excess cash, provided such cash can be remitted in a tax efficient manner.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations for the next twelve months and for the foreseeable future thereafter.

Cash Flows - Hertz

As of December 31, 2024 and 2023, Hertz had cash and cash equivalents of $591 million and $764 million, respectively, and restricted cash and cash equivalents of $541 million and $442 million, respectively. The following

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Years Ended December 31,		2024 vs. 2023
(In millions)	2024	2023	$ Change
Cash provided by (used in):
Operating activities	$2,226	$2,471	$(245)
Investing activities	(2,929)	(4,024)	1,095
Financing activities	655	1,316	(661)
Effect of exchange rate changes	(26)	25	(51)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(74)	$(212)	$138

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

In 2024, cash flows from operating activities decreased $245 million period over period due primarily to a $1.1 billion change in net income, as adjusted for non-cash and non-operating items, inclusive of a $1.0 billion Long-Lived Assets impairment recognized in the third quarter of 2024, partially offset by an $856 million change in working capital accounts. Cash flows from working capital accounts increased due primarily to an increase to an existing bankruptcy-related litigation reserve recorded in the third quarter of 2024, an increase in self-insurance liabilities as a result of adverse experience and case development, a decrease in non-vehicle receivables due to timing, an increase in accrued interest resulting from our First Lien Senior Notes and Exchangeable Notes issued in June 2024, and lower value added tax receivables.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During 2024, there was a $1.1 billion decrease in the cash used in investing activities period over period due primarily to a $1.2 billion decrease in revenue earning vehicle expenditures, net, partially offset by $168 million of net proceeds received in 2023 from the sale of certain non-vehicle capital assets as disclosed in Note 4, "Divestitures," in Part II, Item 8 of this 2024 Annual Report. The decrease in revenue earning vehicle expenditures, net is resulting primarily from our accelerated fleet rotation initiatives that began in the second half of 2024, which resulted in higher vehicle dispositions of primarily older vehicles, partially offset by increased vehicle acquisitions.

Net financing cash inflows were $655 million in the 2024 compared to $1.3 billion in 2023. The $661 million decrease in cash inflows is due primarily to a decrease of $2.2 billion in net proceeds from vehicle debt as a result of less issuances in 2024 versus 2023. Cash flows from financing activities were also impacted by a $1.2 billion increase in net proceeds from non-vehicle debt resulting from issuances of the First Lien Senior Notes and the Exchangeable Notes in 2024, along with outstanding borrowings on the First Lien RCF in 2024. A reduction in dividends paid to Hertz Holdings of $314 million in 2024, which were primarily used for share repurchases in 2023, further increased cash inflows during 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Cash Flows - Hertz Global

As of December 31, 2024 and 2023, Hertz Global had cash and cash equivalents of $592 million and $764 million, respectively, and restricted cash and cash equivalents of $541 million and $442 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for Hertz Global for the periods shown:

	Years Ended December 31,		2024 vs. 2023
(In millions)	2024	2023	$ Change
Cash provided by (used in):
Operating activities	$2,224	$2,474	$(250)
Investing activities	(2,929)	(4,024)	1,095
Financing activities	658	1,313	(655)
Effect of exchange rate changes	(26)	25	(51)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(73)	$(212)	$139

Fluctuations in operating, investing and financing cash flows from period to period were due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the issuance or repurchase of our common stock and the exercise of Public Warrants. See Note 17, "Equity and Earnings (Loss) Per Common Share – Hertz Global," and Note 18, "Public Warrants – Hertz Global," in Part II, Item 8 of this 2024 Annual Report.

Share Repurchase Programs for Common Stock

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board approved, the 2022 Share Repurchase Program that authorized additional repurchases of up to an incremental $2.0 billion worth of shares of Hertz Global's outstanding common stock. The 2022 Share Repurchase Program, announced on June 15, 2022, has no expiration date, does not obligate Hertz Global to acquire any particular amount of common stock and can be discontinued at any time. However, during the effective period of Amendment No. 8, as disclosed in Note 7, "Debt," in Part II, Item 8 of this 2024 Annual Report, the repurchase of Hertz Global's common stock is not permitted between April 16, 2024 through April 1, 2025. As of December 31, 2024, $874 million remains available under the 2022 Share Repurchase Program.

During the year ended December 31, 2023, a total of 19,381,160 shares of Hertz Global's common stock were repurchased in open-market transactions at an average share price of $15.01 for an aggregate purchase price of $291 million, excluding applicable excise tax. Since inception of the 2022 Share Repurchase Program a total of 66,684,169 shares of Hertz Global's common stock have been repurchased in open-market transactions at an average share price of $16.88 for an aggregate purchase price of $1.1 billion, excluding applicable excise tax. There were no share repurchases during the year ended December 31, 2024.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global consolidated balance sheets as of December 31, 2024 and 2023 in Part II, Item 8 of this 2024 Annual Report.

Subsequent to the expiration of Amendment No. 8, any future share repurchases will be made at the discretion of management through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 under the Exchange Act), privately negotiated transactions, accelerated share repurchases and other transactions in accordance with applicable securities laws. There can be no assurance as to the timing or number of any share repurchases.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Public Warrants

In connection with the issuance of the Exchangeable Notes in June 2024, as disclosed in Note 7, "Debt," in Part II, Item 8 of this 2024 Annual Report, an anti-dilution provision in the agreement governing the Public Warrants required that the exercise price and warrant number be adjusted. This resulted in the exercise price of the Public Warrants decreasing from $13.80 to $13.61, effective upon the issuance of the Exchangeable Notes on June 28, 2024. Effective concurrently with the change in exercise price, the number of shares of Hertz Global common stock to which a holder of a Public Warrant is entitled upon exercise of a Public Warrant increased from one share to 1.0140 shares.

During the year ended December 31, 2024, approximately 12,500 Public Warrants were exercised, of which 8,000 were cashless exercises, 1,300 were exercised for $13.61 per share and 3,200 were exercised for $13.80 per share. As of December 31, 2023, approximately 49,000 Public Warrants were exercised, of which 31,000 were cashless exercises and 18,000 were exercised for $13.80 per share. As of December 31, 2024, approximately 6,300,000 Public Warrants have been exercised since their original issuance in June 2021. The outstanding warrants are exercisable through June 30, 2051. As of December 31, 2024, the exercise price is $13.61.

Debt Financing

See Note 7, "Debt," in Part II, Item 8 of this 2024 Annual Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of December 31, 2024.

Cash paid for interest on vehicle debt during 2024 compared to 2023 was $511 million and $469 million, respectively. The $42 million increase in cash paid for vehicle debt interest is due primarily to higher debt levels. Cash paid for interest on non-vehicle debt during 2024 compared to 2023 was $287 million and $252 million, respectively. The $35 million increase in cash paid for non-vehicle debt interest is due primarily to higher debt levels and higher outstanding borrowings on the First Lien RCF.

A substantial portion of our liquidity requirements arise from servicing our indebtedness, funding our operations, including purchases of revenue earning vehicles, and funding non-vehicle capital expenditures. We expect to maintain heightened levels of indebtedness into 2025 as we continue the acceleration of our fleet refresh. For a discussion of the risks associated with our high leverage, see Item 1A, "Risk Factors" in this 2024 Annual Report.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	As of December 31, 2024	As of December 31, 2023
Cash and cash equivalents	$591	$764
Availability under the First Lien RCF	1,251	1,266
Corporate liquidity	$1,842	$2,030

Non-vehicle Debt

Approximately $18 million of our outstanding non-vehicle debt is scheduled to mature during the twelve months following the issuance of this 2024 Annual Report. We have reviewed our debt facilities for non-vehicle debt and determined that it is probable that we will be able, and have the intent, to refinance these facilities at such times as we determine appropriate prior to maturity.

Significant financing activities during the year ended December 31, 2024 for our non-vehicle debt are below.

First Lien Credit Agreement

In April 2024, Amendment No. 8 became effective and required a First Lien Ratio of less than or equal to 5.0x in the second and third quarters of 2024 and 4.75x in the fourth quarter of 2024 and the first quarter of 2025. Amendment

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
No. 8 also contained a minimum liquidity covenant of $400 million for each month ending in the second and third quarters of 2024 and $500 million for each month ending in the fourth quarter of 2024 and the first quarter of 2025. Liquidity as defined in the First Lien Credit Agreement may be materially different than corporate liquidity presented above. Amendment No. 8 also adds certain limitations on Restricted Payments and Permitted Investments (each as defined in the First Lien Credit Agreement). Under the terms of Amendment No. 8, the increased First Lien Ratio, minimum liquidity covenant, and limitations on Restricted Payments and Permitted Investments will sunset on the first day of the second quarter of 2025.

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

First Lien Senior Notes

In June 2024, Hertz issued $750 million in aggregate principal amount of First Lien Senior Notes, which are guaranteed by Hertz Holdings, Rental Car Intermediate Holdings, LLC and each of Hertz’s direct and indirect U.S. subsidiaries that are guarantors under the First Lien Credit Agreement. The First Lien Senior Notes bear interest payable semi-annually in arrears on January 15 and July 15 of each year, beginning in January 2025. The First Lien Senior Notes mature in July 2029. Proceeds from the issuance of the First Lien Senior Notes were used to pay down a portion of the outstanding borrowings of the First Lien RCF.

In December 2024, Hertz issued an additional $500 million in aggregate principal amount of First Lien Senior Notes. The additional First Lien Senior Notes are the same class and series as, and otherwise identical to, the First Lien Senior Notes issued in June 2024, as discussed above. Proceeds from the issuance of the additional First Lien Senior Notes were used to pay certain fees and expenses associated with amendments to the indentures governing the First Lien Senior Notes and the Exchangeable Notes, with the remaining proceeds used to pay down a portion of the outstanding borrowings of the First Lien RCF.

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

At the time of issuance, certain investors affiliated with CK Amarillo LP ("CK Amarillo"), which is an affiliate of Hertz Holdings, purchased approximately $44 million of the Exchangeable Notes. In addition, in December 2024, Hertz paid certain investors affiliated with CK Amarillo approximately $1 million in consent fees in exchange for such investors tendering their consents, in a consent solicitation of holders of the Exchangeable Notes, to amend certain provisions of the indenture governing the Exchangeable Notes. See Note 16, "Related Party Transactions," in Part II, Item 8 of this 2024 Annual Report for further details.

Upon issuance, we bifurcated the Exchange Feature from the Exchangeable Notes for accounting purposes utilizing applicable guidance. As a result, we recognized a debt discount of $68 million within non-vehicle debt, representing the initial fair value of the Exchange Feature. As of December 31, 2024, the fair value of the Exchange Feature was $61 million. See Note 13, "Fair Value Measurements," in Part II, Item 8 of this 2024 Annual Report for further details.

The net carrying amount of the Exchangeable Notes consists of the following:

(In millions)	December 31, 2024
Principal	$250
Unamortized debt discount and debt issuance costs(1)	(71)
Net carrying amount	$179
(1)     The debt discount is amortized to non-vehicle interest expense over the term of the Exchangeable Notes using the effective interest method.

We recognized interest expense associated with the Exchangeable Notes as follows below for the year ended December 31, 2024. There was no interest expense recognized for the year ending December 31, 2023.

Year Ended December 31,
(In millions)	2024
Contractual interest expense	$10
Amortization of debt discount and debt issuance costs	4
(Gain) loss on fair value of Exchange Feature(1)	(7)
Total	$7
(1)    Refer also to Note 13, "Fair Value Measurements," in Part II, Item 8 of this 2024 Annual Report.

Letters of Credit

As of December 31, 2024, there were outstanding standby letters of credit totaling $835 million comprised primarily of $574 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of December 31, 2024, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of December 31, 2024, none of the issued letters of credit have been drawn upon.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Vehicle Debt

Significant financing activities during the year ended December 31, 2024 for our vehicle debt were as follows:

Americas RAC

Approximately $1.5 billion of the outstanding vehicle debt in our Americas RAC segment is scheduled to mature during the twelve months following the issuance of this 2024 Annual Report. We have reviewed our debt facilities and determined that it is probable that we will be able, and have the intent, to refinance these facilities at such times as we determine appropriate prior to maturity.

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

International RAC

Approximately $86 million of the outstanding vehicle debt in our International RAC segment is scheduled to mature during the twelve months following the issuance of this 2024 Annual Report. We have reviewed our debt facilities and determined that it is probable that we will be able, and have the intent, to refinance these facilities at such times as we determine appropriate prior to maturity.

European ABS

In April 2024, the European ABS was amended to increase the aggregate maximum borrowings from €1.2 billion to €1.3 billion.

In June 2024, the European ABS was amended to (i) incorporate the Belgium fleet within the European ABS financing structure and (ii) make certain other administrative amendments and revisions for the incorporation of the Belgian fleet. The aggregate maximum borrowings available under the European ABS remain unchanged after giving effect to the aforementioned amendments and revisions.

Australian Securitization

In July 2024, the Australian Securitization was amended to extend the maturity date to June 2026.

New Zealand RCF

In September 2024, the New Zealand RCF was amended to extend the maturity date to August 2026.

U.K. Financing Facility

In July 2024, the U.K. Financing Facility was amended to increase aggregate maximum borrowings from £135 million to £170 million and to extend the maturity date to May 2025.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
U.K. ABS

In December 2024, Hertz Fleet Financing UK Limited (“HFF”), a special purpose orphan entity, entered into the U.K. ABS, which provides for aggregate maximum borrowings of £145 million and matures in December 2026. The U.K. ABS is intended to be the primary vehicle financing facility for the Company's vehicle rental fleet in the U.K., in which the lenders under the U.K. ABS are granted a security interest in the owned rental vehicles used in the Company's vehicle rental operations in the U.K. and certain contractual rights related to such vehicles. As of December 31, 2024, the U.K. ABS has not been funded and no capacity is available. As of January 31, 2025, the U.K. ABS has committed capacity of £145 million.

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: the First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Amendment No. 8 temporarily increases the First Lien Ratio and contains a minimum liquidity covenant for each fiscal quarter beginning in the second quarter of 2024 and sunsets on the first day of the second quarter of 2025, as discussed above. As of December 31, 2024, we were in compliance with the First Lien Ratio, as temporarily amended.

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

As of December 31, 2024, we were in compliance with all covenants under the terms of agreements governing the respective Corporate Indebtedness.

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

Substantially all of our revenue earning vehicles and certain related assets are owned by special purpose entities or are encumbered in favor of the lenders under the various credit facilities, other secured financings and asset-

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
backed securities programs. None of the value of such assets (including the assets owned by Hertz Vehicle Financing III LLC, TCL Funding LP and each of the domestic and international subsidiaries that pledge vehicle and vehicle related assets as part of our securitization programs) will be available to satisfy the claims of non-vehicle secured or unsecured creditors unless the vehicle related secured creditors under the securitization programs are paid in full.

We rely significantly on asset-backed and asset-based financing arrangements to purchase vehicles for our U.S. and international vehicle rental fleets. For further information concerning our asset-backed financing programs and our indebtedness, see Note 7, "Debt," in Part II, Item 8 of this 2024 Annual Report. For a discussion of the risks associated with our reliance on asset-backed and asset-based financing and the significant amount of indebtedness, see Item 1A, "Risk Factors" in this 2024 Annual Report.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the annual periods shown.

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Proceeds (Expenditures)
2024	$(10,524)	$7,678	$(2,846)
2023	(9,514)	5,498	(4,016)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Years Ended December 31,		2024 vs. 2023
($ in millions)	2024	2023	$ Change	% Change
Americas RAC	$(2,766)	$(3,412)	$646	(19)
International RAC	(80)	(604)	524	(87)
Total	$(2,846)	$(4,016)	$1,170	(29)

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Revenue earning vehicle expenditures increased $1.0 billion, or 11%, in 2024 compared to 2023, primarily in our Americas RAC segment, resulting from increased vehicle acquisitions resulting in part from our accelerated fleet rotation in 2024. Proceeds from disposal of revenue earning vehicles increased $2.2 billion, or 40%, in 2024 compared to 2023, primarily in our Americas RAC segment, resulting from increased vehicle disposals in 2024.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures, and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the annual periods shown.

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2024	$(105)	$23	$(82)
2023	(188)	181	(7)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Years Ended December 31,		2024 vs. 2023
($ in millions)	2024	2023	$ Change	% Change
Americas RAC	$(60)	$52	$(112)	NM
International RAC	(13)	(19)	6	(32)
Corporate	(9)	(40)	31	NM
Total	$(82)	$(7)	$(75)	NM
NM - Not meaningful

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

In 2024, proceeds for non-vehicle capital assets decreased by $158 million compared to 2023, primarily in our Americas RAC segment, resulting from the sale of certain non-vehicle capital assets in 2023 as disclosed in Note 4, "Divestitures," in Part II, Item 8 of this 2024 Annual Report. In 2024, expenditures for non-vehicle capital assets decreased by $83 million compared to 2023, primarily in our Americas RAC segment and corporate operations, driven in part by reduced location refurbishment spend and a non-recurring capital outlay for certain non-vehicle prepaids in 2023.

CONTRACTUAL AND OTHER OBLIGATIONS

The following table details our material cash requirements for our contractual and other obligations as of December 31, 2024:

		Payments Due by Period
(In millions)	Total	2025	2026 to 2027	2028 to 2029	After 2029
Vehicles:
Debt obligation	$11,280	$1,697	$8,321	$1,199	$63
Interest on debt(1)	982	496	397	89	—
Non-Vehicle:
Debt obligation	5,170	18	711	4,441	—
Interest on debt(1)	1,731	430	764	537	—
Minimum fixed obligations for operating leases	3,419	561	847	581	1,430
Commitments to purchase vehicles(2)	6,586	6,586	—	—	—
Purchase obligations and other(3)	314	119	149	15	31
Total	$29,482	$9,907	$11,189	$6,862	$1,524
(1)    Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and interest rates on the debt as of December 31, 2024. See Note 7, "Debt," in Part II, Item 8 of this 2024 Annual Report for further details.
(2)    Represents fleet purchases where contracts have been signed or are pending with committed orders under the terms of such agreements. We expect purchases under these agreements will be financed primarily through the issuance of vehicle debt. These purchases are subject to vehicle manufacturers satisfying their performance commitments under such agreements.
(3)    Represents agreements to purchase goods or services that are legally binding on us and that specify all significant terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction, as well as liabilities for uncertain tax positions and other liabilities, and excludes any obligations to employees. Only the minimum non-cancelable portion of purchase agreements and related cancellation penalties are included as obligations. In the case of contracts that state minimum quantities of goods or services, amounts reflect only the stipulated minimums; all other contracts reflect estimated amounts. Purchase obligations include $31 million representing our tax liability for uncertain tax positions and related net accrued interest and penalties.

The table excludes pension benefit obligations as disclosed in Note 8, "Employee Retirement Benefits," in Part II, Item 8 of this 2024 Annual Report.

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

EMPLOYEE RETIREMENT BENEFITS

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to expenses that are dependent on assumptions discussed in Note 8, "Employee Retirement Benefits," in Part II, Item 8 of this 2024 Annual Report.

Our 2024 worldwide net periodic pension expense included in the accompanying consolidated statement of operations for the year ended December 31, 2024 was $9 million compared to $11 million in 2023 resulting in part from decreased interest costs.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of the Hertz Retirement Plan, as defined in Note 8, "Employee Retirement Benefits," in Part II, Item 8 of this 2024 Annual Report, increased in December 31, 2024 compared with December 31, 2023 due primarily to actuarial gains resulting from increased discount rates and an increase in plan settlements. We contributed $9 million to the Hertz Retirement Plan during 2024, and we do not anticipate contributing to the Hertz Retirement Plan during 2025. For the international plans, we anticipate contributing approximately $3 million during 2025. The level of 2025 and future contributions will vary and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

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

The following accounting policies involve a higher degree of judgment and complexity in their application, unless otherwise noted below, and therefore, represent the critical accounting policies used in the preparation of our consolidated financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting policies, as well as our significant accounting policies, see Note 2, "Significant Accounting Policies," in Part II, Item 8 of this 2024 Annual Report.

Revenue Earning Vehicles

Our principal assets are revenue earning vehicles, which represented approximately 55% of our total assets as of December 31, 2024. Revenue earning vehicles consist of vehicles utilized in our vehicle rental operations. For the year ended December 31, 2024, 14% of the vehicles purchased for our combined U.S. and International vehicle rental fleets were vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers, or program vehicles.

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

For all other vehicles, depreciation is recorded over the estimated holding period based on projected residual values at the time of disposal. Generally, when revenue earning vehicles are acquired outside of a vehicle repurchase program (i.e., non-program vehicles), we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage) and the targeted age of vehicles at the time of disposal. We also estimate the residual value of the applicable revenue earning vehicles at the expected time of disposal, which is affected by many factors including make, model and options, age, physical condition, mileage, sale location and time of the year. Market conditions for used vehicle sales can also be affected by external factors such as the economy, natural disasters, fuel prices, new and used vehicle supply levels, and incentives offered by manufacturers of new vehicles. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and projected future market conditions, their effect on residual values at the expected time of disposal and the estimated holding periods, which may result in periodic adjustments to the depreciation rates recognized in the period of change and future periods. Upon disposal of revenue earning vehicles, any difference between the net proceeds received and the net book value results in a gain or loss and is recorded as an adjustment to depreciation of revenue earning vehicles and lease charges in the accompanying statements of operations.

Changes in projected residual values or holding periods could cause a material change in our estimates of non-program depreciation expense.

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

During the third quarter of 2024, at the conclusion of our historical peak rental season, there was a reduction in the cash flow projections in our Americas RAC and International RAC segments, indicating that the carrying values of their long-lived assets may not be recoverable. The reduction was largely attributed to the acceleration of the rental fleet rotation in our segments, where shortening the useful life reduced the potential future cash flows expected to be earned from the fleet. Operating cash flow projections also deteriorated from delayed timing of operating cost improvements and longer timeframes associated with revenue maximization initiatives. As a result, we tested the recoverability of our long-lived assets in our Americas RAC and International RAC segments and determined that an impairment existed, which resulted in recognition of a total impairment charge of $1.0 billion, of which $923 million and $125 million were associated with our revenue earning vehicles and ROU assets, respectively.

Further changes in market conditions or the performance of our long-lived assets could result in an additional impairment charge. See Note 3, "Long-Lived Assets Impairment," in Part II, Item 8 of this 2024 Annual Report for additional information.

Self-insured Liabilities

Self-insured liabilities on our consolidated balance sheets primarily include public liability, property damage and liability insurance supplement. These represent an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported and are recorded on an undiscounted basis. Reserve requirements are based on actuarially determined estimates using historical claims experience. The adequacy of the liability is monitored quarterly based on evolving accident claim history. If our estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results. During the year ended December 31, 2024, we experienced increased self-insurance liabilities as a result of adverse experience and case development.

Recoverability of Goodwill and Indefinite-lived Intangible Assets

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event, as defined by Accounting Standards Codification ("ASC") 350 – Intangibles, Goodwill and Other ("ASC 350"), we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using Level 3 inputs, as described in Part II, Item 8 of this 2024 Annual Report, under the U.S. GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including projected revenues, projected cash flows, long-term growth rates, royalty rates and discount rates.

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

A significant decline in either projected revenues, projected cash flows or an increase in discount rates, such as the WACC, used to determine fair value could result in an impairment charge. Deterioration in the global economic conditions in the travel industry and the supply chain constraints affecting new vehicle production, our cash flows and our ability to obtain future financing to maintain our fleet or the weighted average cost of capital assumptions may result in an impairment charge to earnings in future periods. We will continue to closely monitor actual results versus our expectations as well as any significant changes in market events or conditions and the resulting impact to our assumptions about future projected cash flows, projected revenues and the weighted average cost of capital. If our expectations of the operating results, both in magnitude or timing, do not materialize, or if our weighted average cost of capital increases, we may be required to record goodwill and indefinite-lived intangible asset impairment charges, which could be material.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, "Significant Accounting Policies—Recently Issued Accounting Pronouncements," in Part II, Item 8 of this 2024 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see “Item 1—Business—Insurance and Risk Management” included in this 2024 Annual Report.

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

Interest Rate Risk

We have a significant amount of indebtedness with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on Secured Overnight Financing Rate ("SOFR"), Euro inter-bank offer rate ("EURIBOR") or their equivalents for local currencies or bank conduit commercial paper rates plus an applicable margin. Increase in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. See Note 7, "Debt," in Part II, Item 8 of this 2024 Annual Report.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio, cash equivalents and investments as of December 31, 2024, our pre-tax operating results would decrease by an estimated $59 million over a twelve-month period.

From time to time, we enter into interest rate swap and/or interest rate cap agreements to manage interest rate risk and our mix of fixed and floating rate debt. See Note 12, "Financial Instruments," in Part II, Item 8 of this 2024 Annual Report.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Australian dollar and British pound resulting from intercompany transactions and other cross currency obligations. We do not hedge our operating results against currency movement as they are primarily translational in nature. Assuming a hypothetical change of one percentage point to the foreign currency exchange rates on our intercompany loan balance as of December 31, 2024, our pre-tax operating results would increase (decrease) by approximately $4 million. Additionally, each one percentage point change in foreign currency movements is estimated to impact our Adjusted Corporate EBITDA by an estimated $1 million over a twelve-month period.

We manage our foreign currency exchange risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. We may also purchase foreign currency exchange rate derivative financial instruments to manage exposure to fluctuations in foreign currency exchanges rates. See Note 12, "Financial Instruments," in Part II, Item 8 of this 2024 Annual Report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hertz Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hertz Global Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Calculation of Non-Program Depreciation on Revenue Earning Vehicles in the Americas Rental Car (“RAC”) Segment

Description of the Matter	For the year ended December 31, 2024, total depreciation of revenue earning vehicles and lease charges, net in the Americas RAC segment was $3,198 million. As discussed in Note 2 to the consolidated financial statements, depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, the effect of these conditions on residual values at the expected time of disposal and the estimated holding period for revenue earning vehicles. The Company’s revenue earning vehicles are comprised of vehicles that are subject to and are not subject to vehicle repurchase programs (“program vehicles” and “non-program vehicles,” respectively). For program vehicles, the manufacturers guarantee the depreciation rate during established repurchase or auction periods, versus non-program vehicles where the Company estimates the period that the Company will hold the asset and the residual value of the vehicle at the expected time of disposal.

Auditing the Company’s calculation of depreciation for non-program vehicles related to the Americas RAC segment was complex due to the significant estimation uncertainty and management's judgment to determine the estimated residual values at the expected time of disposal. The significant estimation uncertainty was primarily due to management’s assumptions related to market conditions and their effect on estimated residual values. Additionally, auditing the calculation of depreciation was challenging due to the volume of data inputs utilized in management’s calculation and their assessment of significant assumptions, including historical sales data and estimated residual values from multiple sources, including third-party sources, at varying levels of disaggregation.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s measurement of depreciation expense for non-program vehicles related to the Americas RAC segment. For example, we tested controls over management’s quarterly review of the depreciation rates, which included their procedures to validate the completeness and accuracy of the data used in the calculation and their assessment of significant assumptions, specifically the estimated residual values of non-program vehicles at the expected disposition related to the Americas RAC segment.

To test the depreciation calculation for non-program vehicles, our audit procedures included, among others, testing the completeness and accuracy of the underlying data by comparing historical sales data and vehicle information used in the calculation or in the assessment of significant assumptions to external sources and the Company’s records. We evaluated reasonableness of the residual value estimates made by management through reviewing third-party data, the Company's vehicle sales history, subsequent vehicle sales, and inquiries of management. We considered potential contrary evidence associated with the significant assumptions and judgments made by management related to its residual value estimates based on our review of third-party industry information.

Valuation of Self-insured Liabilities – Public Liability, Property Damage, and Liability Insurance Supplement related to the Americas Rental Car (“RAC”) operations

Description of the Matter	As disclosed in Notes 2 and 15 to the consolidated financial statements, the Company’s self-insured liabilities primarily include public liability, property damage, and liability insurance supplement. The Company records liabilities for these matters based on actuarially determined estimates using historical claims experience. The liabilities include estimates for both reported accident claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis. The estimated self-insured liabilities as of December 31, 2024 were $491 million related to the Americas RAC operations. The adequacy of the liabilities is monitored quarterly based on accident claim history. If the Company’s estimates change or if actual results differ, the amount of the recorded liabilities are adjusted to reflect these results.

Auditing the public liability, property damage, and liability insurance supplement components of the self-insured liabilities reserves related to the Americas RAC operations is complex and required the involvement of our actuarial specialists due to the complexity in the evaluation of the ultimate losses using actuarial methods.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s public liability, property damage, and liability insurance supplement self-insured liabilities estimation process related to the Americas RAC operations. For example, we tested controls over management’s review of the methods and the assumptions that are used in these self-insured liabilities calculations and the completeness and accuracy of the data underlying these self-insured liabilities.

To test the valuation of the public liability, property damage, and liability insurance supplement self-insured liabilities reserves related to the Americas RAC operations, we performed audit procedures that included, among others, involving our internal actuarial specialists to assist us in developing an independent range and evaluating the methods used by management and the reasonableness of the assumptions used. We compared the Company's reserve to estimates of the liability developed by our actuarial specialists based on the underlying claims data and independently selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Tampa, Florida
February 18, 2025

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hertz Global Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hertz Global Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hertz Global Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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
February 18, 2025

THE HERTZ CORPORATION AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of The Hertz Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hertz Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

Calculation of Non-Program Depreciation on Revenue Earning Vehicles in the Americas Rental Car (“RAC”) Segment

Description of the Matter	For the year ended December 31, 2024, total depreciation of revenue earning vehicles and lease charges, net in the Americas RAC segment was $3,198 million. As discussed in Note 2 to the consolidated financial statements, depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, the effect of these conditions on residual values at the expected time of disposal and the estimated holding period for revenue earning vehicles. The Company’s revenue earning vehicles are comprised of vehicles that are subject to and are not subject to vehicle repurchase programs (“program vehicles” and “non-program vehicles,” respectively). For program vehicles, the manufacturers guarantee the depreciation rate during established repurchase or auction periods, versus non-program vehicles where the Company estimates the period that the Company will hold the asset and the residual value of the vehicle at the expected time of disposal.

Auditing the Company’s calculation of depreciation for non-program vehicles related to the Americas RAC segment was complex due to the significant estimation uncertainty and management's judgment to determine the estimated residual values at the expected time of disposal. The significant estimation uncertainty was primarily due to management’s assumptions related to market conditions and their effect on estimated residual values. Additionally, auditing the calculation of depreciation was challenging due to the volume of data inputs utilized in management’s calculation and their assessment of significant assumptions, including historical sales data and estimated residual values from multiple sources, including third-party sources, at varying levels of disaggregation.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s measurement of depreciation expense for non-program vehicles related to the Americas RAC segment. For example, we tested controls over management’s quarterly review of the depreciation rates, which included their procedures to validate the completeness and accuracy of the data used in the calculation and their assessment of significant assumptions, specifically the estimated residual values of non-program vehicles at the expected disposition related to the Americas RAC segment.

To test the depreciation calculation for non-program vehicles, our audit procedures included, among others, testing the completeness and accuracy of the underlying data by comparing historical sales data and vehicle information used in the calculation or in the assessment of significant assumptions to external sources and the Company’s records. We evaluated reasonableness of the residual value estimates made by management through reviewing third-party data, the Company's vehicle sales history, subsequent vehicle sales, and inquiries of management. We considered potential contrary evidence associated with the significant assumptions and judgments made by management related to its residual value estimates based on our review of third-party industry information.

Valuation of Self-insured Liabilities – Public Liability, Property Damage, and Liability Insurance Supplement related to the Americas Rental Car (“RAC”) operations

Description of the Matter	As disclosed in Notes 2 and 15 to the consolidated financial statements, the Company’s self-insured liabilities primarily include public liability, property damage, and liability insurance supplement. The Company records liabilities for these matters based on actuarially determined estimates using historical claims experience. The liabilities include estimates for both reported accident claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis. The estimated self-insured liabilities as of December 31, 2024 were $491 million related to the Americas RAC operations. The adequacy of the liabilities is monitored quarterly based on accident claim history. If the Company’s estimates change or if actual results differ, the amount of the recorded liabilities are adjusted to reflect these results.

Auditing the public liability, property damage, and liability insurance supplement components of the self-insured liabilities reserves related to the Americas RAC operations is complex and required the involvement of our actuarial specialists due to the complexity in the evaluation of the ultimate losses using actuarial methods.

THE HERTZ CORPORATION AND SUBSIDIARIES

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s public liability, property damage, and liability insurance supplement self-insured liabilities estimation process related to the Americas RAC operations. For example, we tested controls over management’s review of the methods and the assumptions that are used in these self-insured liabilities calculations and the completeness and accuracy of the data underlying these self-insured liabilities.

To test the valuation of the public liability, property damage, and liability insurance supplement self-insured liabilities reserves related to the Americas RAC operations, we performed audit procedures that included, among others, involving our internal actuarial specialists to assist us in developing an independent range and evaluating the methods used by management and the reasonableness of the assumptions used. We compared the Company's reserve to estimates of the liability developed by our actuarial specialists based on the underlying claims data and independently selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Tampa, Florida
February 18, 2025

THE HERTZ CORPORATION AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of The Hertz Corporation

Opinion on Internal Control Over Financial Reporting

We have audited The Hertz Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hertz Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tampa, Florida
February 18, 2025

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$592	$764
Restricted cash and cash equivalents:
Vehicle	258	152
Non-vehicle	283	290
Total restricted cash and cash equivalents	541	442
Total cash and cash equivalents and restricted cash and cash equivalents	1,133	1,206
Receivables:
Vehicle	389	211
Non-vehicle, net of allowance of $58 and $47, respectively	816	980
Total receivables, net	1,205	1,191
Prepaid expenses and other assets	894	726
Revenue earning vehicles:
Vehicles	12,714	16,806
Less: accumulated depreciation	(751)	(2,155)
Total revenue earning vehicles, net	11,963	14,651
Property and equipment, net	623	671
Operating lease right-of-use assets	2,088	2,253
Intangible assets, net	2,852	2,863
Goodwill	1,044	1,044
Total assets(1)	$21,802	$24,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$161	$191
Non-vehicle	481	510
Total accounts payable	642	701
Accrued liabilities	1,174	860
Accrued taxes, net	158	157
Debt:
Vehicle	11,231	12,242
Non-vehicle	5,104	3,449
Total debt	16,335	15,691
Public Warrants	178	453
Operating lease liabilities	2,073	2,142
Self-insured liabilities	617	471
Deferred income taxes, net	472	1,038
Total liabilities(1)	21,649	21,513
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 481,502,623 and 479,990,286 shares issued, respectively, and 306,690,579 and 305,178,242 shares outstanding, respectively	5	5
Treasury stock, at cost, 174,812,044 and 174,812,044 common shares, respectively	(3,430)	(3,430)
Additional paid-in capital	6,396	6,405
Retained earnings (Accumulated deficit)	(2,502)	360
Accumulated other comprehensive income (loss)	(316)	(248)
Total stockholders' equity	153	3,092
Total liabilities and stockholders' equity	$21,802	$24,605
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of December 31, 2024 and December 31, 2023 include total assets of VIEs of $1.4 billion and $1.7 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of December 31, 2024 and December 31, 2023 include total liabilities of VIEs of $1.4 billion and $1.7 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 7, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenues	$9,049	$9,371	$8,685
Expenses:
Direct vehicle and operating	5,689	5,455	4,808
Depreciation of revenue earning vehicles and lease charges, net	3,611	2,039	701
Non-vehicle depreciation and amortization	139	149	142
Selling, general and administrative	819	962	959
Interest expense, net:
Vehicle	590	555	159
Non-vehicle	369	238	169
Interest expense, net	959	793	328
Other (income) expense, net	4	12	2
(Gain) on sale of non-vehicle capital assets	—	(162)	—
Bankruptcy-related litigation reserve	292	—	—
Long-Lived Assets impairment	1,048	—	—
Change in fair value of Public Warrants	(275)	(163)	(704)
Total expenses	12,286	9,085	6,236
Income (loss) before income taxes	(3,237)	286	2,449
Income tax (provision) benefit	375	330	(390)
Net income (loss)	$(2,862)	$616	$2,059

Weighted-average common shares outstanding:
Basic	306	313	379
Diluted	306	326	403
Earnings (loss) per common share:
Basic	$(9.34)	$1.97	$5.43
Diluted	$(9.34)	$1.39	$3.36

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$(2,862)	$616	$2,059
Other comprehensive income (loss):
Foreign currency translation adjustments	$(74)	49	(76)
Net gain (loss) on pension and postretirement benefit plans	4	(5)	(17)
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	4	4	7
Total other comprehensive income (loss) before income taxes	(66)	48	(86)
Income tax (provision) benefit related to pension and postretirement benefit plans	(1)	(1)	7
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	(1)	(1)	(1)
Total other comprehensive income (loss)	(68)	46	(80)
Total comprehensive income (loss)	$(2,930)	$662	$1,979

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2021	—	$—	450	$5	$6,209	$(2,315)	$(214)	27	$(708)	$2,977
Net income (loss)	—	—	—	—	—	2,059	—	—	—	2,059
Other comprehensive income (loss)	—	—	—	—	—	—	(80)	—	—	(80)
Stock-based compensation charges	—	—	—	—	131	—	—	—	—	131
Net settlement on vesting of restricted stock	—	—	—	—	(20)	—	—	—	—	(20)
Public Warrant exercises	—	—	—	—	6	—	—	—	—	6
Shares repurchases	—	—	(127)	—	—	—	—	128	(2,428)	(2,428)
December 31, 2022	—	—	323	5	6,326	(256)	(294)	155	(3,136)	2,645
Net income (loss)	—	—	—	—	—	616	—	—	—	616
Other comprehensive income (loss)	—	—	—	—	—	—	46	—	—	46
Stock-based compensation charges	—	—	—	—	87	—	—	—	—	87
Net settlement on vesting of restricted stock	—	—	1	—	(9)	—	—	—	—	(9)
Public Warrant exercises	—	—	—	—	1	—	—	—	—	1
Shares repurchases(1)	—	—	(19)	—	—	—	—	20	(294)	(294)
December 31, 2023	—	—	305	5	6,405	360	(248)	175	(3,430)	3,092
Net income (loss)	—	—	—	—	—	(2,862)	—	—	—	(2,862)
Other comprehensive income (loss)	—	—	—	—	—	—	(68)	—	—	(68)
Net settlement on vesting of restricted stock	—	—	2	—	(4)	—	—	—	—	(4)
Stock-based compensation charges	—	—	—	—	63	—	—	—	—	63
Stock-based compensation forfeitures(2)	—	—	—	—	(68)	—	—	—	—	(68)
December 31, 2024	—	$—	307	$5	$6,396	$(2,502)	$(316)	175	$(3,430)	$153
(1)    The amounts presented herein may be rounded to agree to amounts in the consolidated balance sheet. Also see "Share Repurchase Programs for Common Stock" in Note 17, "Equity and Earnings (Loss) Per Common Share – Hertz Global."
(2)    Represents former CEO awards forfeited in March 2024. See also Note 9, "Stock-Based Compensation."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(2,862)	$616	$2,059
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	3,983	2,422	809
Depreciation and amortization, non-vehicle	139	149	142
Amortization of deferred financing costs and debt discount (premium)	74	61	53
Stock-based compensation charges	63	87	130
Stock-based compensation forfeitures	(68)	—	—
Provision for receivables allowance	120	93	57
Deferred income taxes, net	(459)	(380)	301
Long-Lived Assets impairment	1,048	—	—
(Gain) loss on sale of non-vehicle capital assets	3	(162)	(5)
Change in fair value of Public Warrants	(275)	(163)	(704)
Changes in financial instruments	7	117	(111)
Other	(29)	5	11
Changes in assets and liabilities:
Non-vehicle receivables	23	(216)	(264)
Prepaid expenses and other assets	8	(39)	(126)
Operating lease right-of-use assets	386	365	280
Non-vehicle accounts payable	(14)	(48)	43
Accrued liabilities	324	(39)	80
Accrued taxes, net	18	3	73
Operating lease liabilities	(417)	(391)	(309)
Self-insured liabilities	152	(6)	19
Net cash provided by (used in) operating activities	2,224	2,474	2,538
Cash flows from investing activities:
Revenue earning vehicles expenditures	(10,524)	(9,514)	(10,596)
Proceeds from disposal of revenue earning vehicles	7,678	5,498	6,498
Non-vehicle capital asset expenditures	(105)	(188)	(150)
Proceeds from disposal of non-vehicle capital assets	23	181	12
Collateral returned in exchange for letters of credit	—	—	19
Return of (investment in) equity investments	(1)	(1)	(16)
Net cash provided by (used in) investing activities	(2,929)	(4,024)	(4,233)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	3,873	6,043	9,672
Repayments of vehicle debt	(4,827)	(4,837)	(6,639)
Proceeds from issuance of non-vehicle debt	4,646	2,490	—
Repayments of non-vehicle debt	(2,966)	(2,018)	(20)
Payment of financing costs	(64)	(41)	(48)
Proceeds from exercises of Public Warrants	—	—	3
Share repurchases	—	(315)	(2,461)
Other	(4)	(9)	(20)
Net cash provided by (used in) financing activities	658	1,313	487

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2024	2023	2022
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(26)	25	(25)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(73)	(212)	(1,233)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,206	1,418	2,651
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,133	$1,206	$1,418

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$511	$469	$204
Non-vehicle	287	252	168
Income taxes, net of refunds	53	33	78
Operating lease liabilities	589	547	454
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$(19)	$171	$53
Sales of revenue earning vehicles included in vehicle receivables	209	191	85
Purchases of non-vehicle capital assets included in accounts payable	3	16	23
Revenue earning vehicles and non-vehicle capital assets acquired through finance leases	57	69	15
Operating lease right-of-use assets obtained in exchange for lease liabilities	367	721	614
Public Warrant exercises	—	—	3
Accrual for purchases of treasury shares	—	—	21

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$591	$764
Restricted cash and cash equivalents:
Vehicle	258	152
Non-vehicle	283	290
Total restricted cash and cash equivalents	541	442
Total cash and cash equivalents and restricted cash and cash equivalents	1,132	1,206
Receivables:
Vehicle	389	211
Non-vehicle, net of allowance of $58 and $47, respectively	816	980
Total receivables, net	1,205	1,191
Prepaid expenses and other assets	894	725
Revenue earning vehicles:
Vehicles	12,714	16,806
Less: accumulated depreciation	(751)	(2,155)
Total revenue earning vehicles, net	11,963	14,651
Property and equipment, net	623	671
Operating lease right-of-use assets	2,088	2,253
Intangible assets, net	2,852	2,863
Goodwill	1,044	1,044
Total assets(1)	$21,801	$24,604
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$161	$191
Non-vehicle	481	510
Total accounts payable	642	701
Accrued liabilities	1,174	860
Accrued taxes, net	158	155
Debt:
Vehicle	11,231	12,242
Non-vehicle	5,104	3,449
Total debt	16,335	15,691
Operating lease liabilities	2,073	2,142
Self-insured liabilities	617	471
Deferred income taxes, net	476	1,041
Total liabilities(1)	21,475	21,061
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,598	4,610
Retained earnings (Accumulated deficit)	(3,956)	(819)
Accumulated other comprehensive income (loss)	(316)	(248)
Total stockholder's equity	326	3,543
Total liabilities and stockholder's equity	$21,801	$24,604
(1)    The Hertz Corporation's consolidated total assets as of December 31, 2024 and December 31, 2023 include total assets of VIEs of $1.4 billion and $1.7 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of December 31, 2024 and December 31, 2023 include total liabilities of VIEs of $1.4 billion and $1.7 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 7, "Debt," for further information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2024	2023	2022
Revenues	$9,049	$9,371	$8,685
Expenses:
Direct vehicle and operating	5,689	5,455	4,808
Depreciation of revenue earning vehicles and lease charges, net	3,611	2,039	701
Non-vehicle depreciation and amortization	139	149	142
Selling, general and administrative	819	962	959
Interest expense, net:
Vehicle	590	555	159
Non-vehicle	369	238	169
Interest expense, net	959	793	328
Other (income) expense, net	4	12	2
(Gain) on sale of non-vehicle capital assets	—	(162)	—
Bankruptcy-related litigation reserve	292	—	—
Long-Lived Assets impairment	1,048	—	—
Total expenses	12,561	9,248	6,940
Income (loss) before income taxes	(3,512)	123	1,745
Income tax (provision) benefit	375	329	(390)
Net income (loss)	$(3,137)	$452	$1,355

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$(3,137)	$452	$1,355
Other comprehensive income (loss):
Foreign currency translation adjustments	(74)	49	(76)
Net gain (loss) on pension and postretirement benefit plans	4	(5)	(17)
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	4	4	7
Total other comprehensive income (loss) before income taxes	(66)	48	(86)
Income tax (provision) benefit related to pension and postretirement benefit plans	(1)	(1)	7
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	(1)	(1)	(1)
Total other comprehensive income (loss)	(68)	46	(80)
Total comprehensive income (loss)	$(3,205)	$498	$1,275

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
(In millions, except for share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2021	100	$—	$7,190	$(2,626)	$(214)	$4,350
Net income (loss)	—	—	—	1,355	—	1,355
Other comprehensive income (loss)	—	—	—	—	(80)	(80)
Stock-based compensation charges	—	—	131	—	—	131
Dividends to Hertz Holdings	—	—	(2,477)	—	—	(2,477)
December 31, 2022	100	—	4,844	(1,271)	(294)	3,279
Net income (loss)	—	—	—	452	—	452
Other comprehensive income (loss)	—	—	—	—	46	46
Stock-based compensation charges	—	—	87	—	—	87
Dividends paid to Hertz Holdings(1)	—	—	(321)	—	—	(321)
December 31, 2023	100	—	4,610	(819)	(248)	3,543
Net income (loss)	—	—	—	(3,137)	—	(3,137)
Other comprehensive income (loss)	—	—	—	—	(68)	(68)
Stock-based compensation charges	—	—	63	—	—	63
Stock-based compensation forfeitures(2)	—	—	(68)	—	—	(68)
Dividends paid to Hertz Holdings	—	—	(7)	—	—	(7)
December 31, 2024	100	$—	$4,598	$(3,956)	$(316)	$326
(1) See "Share Repurchase Programs for Common Stock" in Note 17, "Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information.
(2)    Represents former CEO awards forfeited in March 2024. See also Note 9, "Stock-Based Compensation."

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(3,137)	$452	$1,355
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	3,983	2,422	809
Depreciation and amortization, non-vehicle	139	149	142
Amortization of deferred financing costs and debt discount (premium)	74	61	53
Stock-based compensation charges	63	87	130
Stock-based compensation forfeitures	(68)	—	—
Provision for receivables allowance	120	93	57
Deferred income taxes, net	(459)	(380)	301
Long-Lived Assets impairment	1,048	—	—
(Gain) loss on sale of non-vehicle capital assets	3	(162)	(5)
Changes in financial instruments	7	117	(111)
Other	(30)	5	11
Changes in assets and liabilities:
Non-vehicle receivables	23	(216)	(264)
Prepaid expenses and other assets	8	(39)	(126)
Operating lease right-of-use assets	386	365	280
Non-vehicle accounts payable	(14)	(48)	43
Accrued liabilities	324	(39)	80
Accrued taxes, net	21	1	73
Operating lease liabilities	(417)	(391)	(309)
Self-insured liabilities	152	(6)	19
Net cash provided by (used in) operating activities	2,226	2,471	2,538
Cash flows from investing activities:
Revenue earning vehicles expenditures	(10,524)	(9,514)	(10,596)
Proceeds from disposal of revenue earning vehicles	7,678	5,498	6,498
Non-vehicle capital asset expenditures	(105)	(188)	(150)
Proceeds from disposal of non-vehicle capital assets	23	181	12
Collateral returned in exchange for letters of credit	—	—	19
Return of (investment in) equity investments	(1)	(1)	(16)
Net cash provided by (used in) investing activities	(2,929)	(4,024)	(4,233)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	3,873	6,043	9,672
Repayments of vehicle debt	(4,827)	(4,837)	(6,639)
Proceeds from issuance of non-vehicle debt	4,646	2,490	—
Repayments of non-vehicle debt	(2,966)	(2,018)	(20)
Payment of financing costs	(64)	(41)	(48)
Dividends paid to Hertz Holdings	(7)	(321)	(2,477)
Net cash provided by (used in) financing activities	655	1,316	488
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(26)	25	(25)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(74)	(212)	(1,232)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2024	2023	2022
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,206	1,418	2,650
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,132	$1,206	$1,418

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$511	$469	$204
Non-vehicle	287	252	168
Income taxes, net of refunds	53	33	78
Operating lease liabilities	589	547	454
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$(19)	$171	$53
Sales of revenue earning vehicles included in vehicle receivables	209	191	85
Purchases of non-vehicle capital assets included in accounts payable	3	16	23
Revenue earning vehicles and non-vehicle capital assets acquired through finance leases	57	69	15
Operating lease right-of-use assets obtained in exchange for lease liabilities	367	721	614

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

Long-lived Assets

Long-lived assets are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to forty years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying value or estimated fair value less costs to sell.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

Self-insured Liabilities

Self-insured liabilities in the accompanying consolidated balance sheets primarily include public liability, property damage and liability insurance supplement. These represent an estimate for both reported accident claims not yet paid, and claims incurred but not yet reported and are recorded on an undiscounted basis. Reserve requirements are based on actuarially determined estimates using historical claims experience. The adequacy of the liability is monitored quarterly based on evolving accident claim history. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

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

Vehicle Rental and Rental Related Revenues

The Company recognizes revenue from its vehicle rental operations when persuasive evidence of a contract exists, the performance obligations have been satisfied, the transaction price is fixed or determinable and collection is reasonably assured. Performance obligations associated with vehicle rental transactions are satisfied over the rental period, except for the portion associated with loyalty points, as further described below. Rental periods are short term in nature. Performance obligations associated with rental related activities, such as charges to the customer for the fueling and electric charging of vehicles and value-added services such as loss damage waivers, insurance products, navigation units, supplemental equipment and other consumables, are also satisfied over the rental period. Revenue from amounts that are charged to the customer, such as gasoline, vehicle licensing and airport concession fees, is recorded on a gross basis with a corresponding charge to direct vehicle and operating expense. The Company recognizes revenue related to collections from customers for vehicle damages. Sales commissions paid to third parties are generally expensed when incurred due to the short-term nature of the related transaction on which the commission was earned and are recorded within DOE. Payments are due from customers at the completion of the rental, except for customers with negotiated payment terms, generally net 30 days or less, which are invoiced and remain as accounts receivable until collected.

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

Restricted cash and cash equivalents include cash and cash equivalents that are not readily available for use in the Company's operating activities. Restricted cash and cash equivalents are primarily comprised of proceeds from the disposition of vehicles pledged under the terms of vehicle debt financing arrangements and are restricted for the purchase of revenue earning vehicles and other specified uses under the vehicle debt facilities, cash utilized as credit enhancement under those arrangements, proceeds from the Term C Loan which are utilized to collateralize letters of credit, and certain cash accounts supporting regulatory reserve requirements related to the Company's self-insurance. These funds are primarily held in demand deposit and money market accounts or in highly rated money market funds with investments primarily in government and corporate obligations.

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

Property and Equipment, Net

The Company's property and equipment, net consisted of the following:

(In millions)	December 31, 2024	December 31, 2023
Land, buildings and leasehold improvements	$905	$1,014
Service vehicles, equipment and furniture and fixtures	450	430
Less: accumulated depreciation	(732)	(773)
Total property and equipment, net	$623	$671

Land is stated at cost and reviewed for impairment as further disclosed above in "Long-lived Assets."

Property and equipment are stated at cost and are depreciated utilizing the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Buildings	1 to 40 years
Furniture and fixtures	1 to 5 years
Service vehicles and equipment	1 to 25 years
Leasehold improvements	The lesser of the economic life or the lease term

Depreciation expense for property and equipment, net for the years ended December 31, 2024, 2023 and 2022 was $115 million, $101 million and $97 million, respectively.

The Company follows the practice of expensing maintenance and repair costs for service vehicles, furniture and fixtures, and equipment, including the cost of minor replacements.

Finite-lived Intangible Assets

Finite-lived intangible assets include concession agreements, technology, customer relationships and other intangibles. Intangible assets with finite lives, including technology-related intangibles, are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to fifteen years. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.

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

Advertising

Advertising production costs are deferred and expensed when the advertising first takes place. Advertising communication costs are expensed as incurred. Advertising costs are reflected as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations and for the years ended December 31, 2024, 2023 and 2022 were $264 million, $285 million and $262 million, respectively.

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

Adopted as of December 31, 2024

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued guidance that modifies segment reporting disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024 using a retrospective transition method. Early adoption is permitted. The Company adopted the guidance on a retrospective basis when it became effective and has included the required disclosures in this 2024 Annual Report.

Not Yet Adopted as of December 31, 2024

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued guidance to enhance disclosures related to, among other items, specified information about certain costs and expenses for commonly presented expense captions included in the financial statements. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 using either a prospective or retrospective transition method. Early adoption is permitted. The Company is in the process of determining the timing of adoption and assessing the overall impact of adopting this guidance on its disclosures.

Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative

In October 2023, the FASB issued guidance that amends certain disclosure and presentation requirements related to the statement of cash flows, accounting changes and error corrections, earnings per share, interim reporting, commitments, debt, equity, derivatives, transfers and services and various industry specific guidance. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the existing disclosure requirements, the amendments will not become effective. Early adoption is not permitted. The Company intends to adopt the guidance when it becomes effective and will include the required disclosures in its applicable Quarterly Report on Form 10-Q and or Annual Report on Form 10-K, dependent upon the timing of the SEC’s removal of the applicable disclosures from Regulation S-X or Regulation S-K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Improvements to Income Tax Disclosures

In December 2023, the FASB issued guidance to enhance income tax disclosures related to, among other items, rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company intends to adopt the guidance when it becomes effective and will include the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025.

Note 3—Long-Lived Assets Impairment

During the third quarter of 2024, at the conclusion of the Company’s historical peak rental season, there was a reduction in the cash flow projections in the Americas RAC and International RAC segments, indicating that the carrying values of their long-lived assets may not be recoverable. The reduction was largely attributed to the acceleration of the rental fleet rotation in the segments, where shortening the useful life reduced the potential future cash flows expected to be earned from the fleet. Operating cash flow projections also deteriorated from delayed timing of operating cost improvements and longer timeframes associated with revenue maximization initiatives. As a result, the Company tested the recoverability of its long-lived assets, consisting of revenue earning vehicles, ROU assets and property and equipment (collectively, the “Long-Lived Assets”) in its Americas RAC and International RAC segments by comparing the carrying values against undiscounted future cash flow projections and determined that an impairment existed.

Effective August 31, 2024, the Long-Lived Assets were written down to their estimated fair values. The fair value for revenue earning vehicles was determined using a market approach utilizing prices for similar assets in active markets. Fair value for ROU assets was determined using a discounted cash flow income approach considering estimated market rent. The fair value for property and equipment was determined using a market approach, where available, and where not available, a cost approach utilizing estimated replacement cost. This resulted in recognizing impairment charges of $923 million and $125 million against the Company's revenue earning vehicles and ROU assets, respectively. No impairment was recognized for property and equipment assets. The total impairment charge of $1.0 billion is recorded in Long-Lived Assets impairment in the accompanying consolidated statement of operations for the year ended December 31, 2024, of which $865 million and $183 million related to the Americas RAC and International RAC segments, respectively.

Further changes in market conditions or the performance of our long-lived assets could result in an additional impairment charge.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

	December 31,
(In millions)	2024	2023
Revenue earning vehicles	$12,424	$16,164
Less accumulated depreciation	(751)	(2,155)
	11,673	14,009
Revenue earning vehicles held for sale, net(1)	290	642
Revenue earning vehicles, net(2)	$11,963	$14,651
(1)    Represents the carrying amount of vehicles classified as held for sale as of the respective balance sheet date. As of December 31, 2023, also includes the First EV Disposal Group, as defined and disclosed below.
(2)    As of December 31, 2024, includes an impairment charge recognized against the Company's revenue earnings vehicles in the third quarter of 2024. See Note 3, "Long-Lived Assets Impairment," for further details.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Years ended December 31,
(In millions)	2024	2023	2022
Depreciation of revenue earning vehicles	$2,896	$1,853	$1,806
(Gain) loss on disposal of revenue earning vehicles(1)	673	157	(1,125)
Rents paid for vehicles leased	42	29	20
Depreciation of revenue earning vehicles and lease charges, net	$3,611	$2,039	$701
(1)    Includes the write-down to fair value for vehicles classified as held for sale, including the EV Disposal Groups, as defined and disclosed below, for the years ended December 31, 2024 and 2023.

Electric Vehicles Held for Sale

In December 2023, the Company identified a group of EVs in the Americas RAC segment (the "First EV Disposal Group") that it desired to sell. In March 2024, the Company identified an incremental group of EVs in the Americas RAC and International RAC segments (together with the First EV Disposal Group, the "EV Disposal Groups") that it also desired to sell. The EV Disposal Groups were in response to management's determination that the supply of EVs exceeded customer demand, elevated EV damage and collision costs, and a decline in EV residual values. As a result, the EV Disposal Groups were classified as held for sale. As of December 31, 2024, the sale of the EV Disposal Groups was substantially complete. During the year ended December 31, 2024, the Company incurred incremental charges, primarily in the first half of 2024, of $175 million for the write-down on the vehicles, of which $164 million and $11 million are associated with the Americas RAC and International RAC segments, respectively, and $48 million for losses incurred on the vehicles sold, primarily in the Americas RAC segment, which amounts are included in depreciation of revenue earning vehicles and lease charges, net in the accompanying consolidated statement of operations. The aggregate carrying value of the First EV Disposal Group of $542 million is included in revenue earning vehicles, net in the accompanying consolidated balance sheet as of December 31, 2023.

Note 6—Goodwill and Intangible Assets, Net

Recoverability of Goodwill and Indefinite-lived Intangible Assets

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event as defined by ASC 350 - Intangibles, Goodwill and Other, the Company tests the recoverability of its goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using Level 3

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
inputs under the U.S. GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including projected revenues, long-term growth rates, royalty rates and discount rates.

The Company performed the goodwill impairment analyses using the income approach, a measurement using Level 3 inputs under the U.S. GAAP fair value hierarchy. In performing the impairment analyses, the weighted-average cost of capital used in the discounted cash flow model was calculated based upon the fair value of the Company's debt and share price with a debt-to-equity ratio comparable to the vehicle rental car industry. This present value model requires management to estimate future cash flows and forecasted EBITDA margins and capital investments of each reporting unit. The assumptions the Company used to estimate future cash flows and EBITDA margins are consistent with the assumptions that the reporting units use for internal planning purposes, which the Company believes would be generally consistent with that of a market participant. The discount rate used for each reporting unit ranged from 13.0% to 20.0%. Each of the Company's reporting units had a fair value that exceeded its respective carrying value, the lowest of which was greater than 25%.

The Company performed the intangible impairment analyses for indefinite-lived intangible assets using the relief-from-royalty income approach, a measurement using Level 3 inputs under the U.S. GAAP fair value hierarchy. The Company considered consistent factors as described above related to goodwill in addition to royalty rates. The assumptions the Company uses to estimate royalty rates are consistent with the assumptions that the reporting units use for internal planning purposes, which the Company believes would be generally consistent with that of a market participant. The discount rate used for each indefinite-lived intangible ranged from 12.0% to 20.0%. Each of the Company's indefinite-lived intangible assets had fair values that exceeded their respective carrying values by more than 25%, except for the Dollar and Thrifty tradename in the Company’s U.S. RAC segment which was in excess by 10% of the carrying value of $934 million.

Further deterioration in the Company’s cash flows or the weighted average cost of capital assumptions may result in an impairment charge to earnings in future quarters. The Company will continue to closely monitor actual results versus its expectations and the resulting impact to its assumptions about future estimated cash flows and the weighted average cost of capital. If the Company's expectations of the operating results, both in magnitude or timing, do not materialize, or if its weighted average cost of capital increases, the Company may be required to record goodwill and indefinite-lived intangible asset impairment charges, which could be material.

Goodwill

The following summarizes the changes in the Company's goodwill by segment:

(In millions)	Americas RAC segment	International RAC segment	Total
Balance as of January 1, 2024
Goodwill	$1,028	$236	$1,264
Accumulated impairment losses	—	(220)	(220)
	1,028	16	1,044

Goodwill disposal and other changes during the period	—	—	—

Balance as of December 31, 2024
Goodwill	1,028	236	1,264
Accumulated impairment losses	—	(220)	(220)
	$1,028	$16	$1,044

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Americas RAC segment	International RAC segment	Total
Balance as of January 1, 2023
Goodwill	$1,028	$236	$1,264
Accumulated impairment losses	—	(220)	(220)
	1,028	16	1,044

Goodwill disposal and other changes during the period	—	—	—

Balance as of December 31, 2023
Goodwill	1,028	236	1,264
Accumulated impairment losses	—	(220)	(220)
	$1,028	$16	$1,044

Intangible Assets, Net

Intangible assets, net, consists of the following major classes:

	December 31, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$269	$(269)	$—
Concession rights	407	(407)	—
Technology-related intangibles	236	(202)	34
Other(1)	36	(35)	1
Total	948	(913)	35
Indefinite-lived intangible assets:
Tradenames(2)	2,794	—	2,794
Other(3)	23	—	23
Total	2,817	—	2,817
Total intangible assets, net	$3,765	$(913)	$2,852

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
(2)    As of December 31, 2024 and 2023, $2.2 billion was recorded in the Company's Americas RAC segment and $600 million in the Company's International RAC segment.
(3)    Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

	Years Ended December 31,
(In millions)	2024	2023	2022
Amortization of intangible assets	$25	$48	$45

The following table summarizes the Company's expected amortization expense based on its amortizable intangible assets as of December 31, 2024:

(In millions)
2025	$22
2026	10
2027	3
2028	—
2029	—
After 2029	—
Total expected amortization expense	35

Note 7—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of December 31, 2024 and 2023:

Facility	Weighted-Average Interest Rate as of December 31, 2024	Fixed or Floating Interest Rate	Maturity	December 31, 2024	December 31, 2023
Non-Vehicle Debt
First Lien RCF	8.17%	Floating	6/2026	$175	$—
Term B Loan	8.18%	Floating	6/2028	1,255	1,268

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility	Weighted-Average Interest Rate as of December 31, 2024	Fixed or Floating Interest Rate	Maturity	December 31, 2024	December 31, 2023
Incremental Term B Loan	8.29%	Floating	6/2028	495	500
Term C Loan	8.18%	Floating	6/2028	245	245
First Lien Senior Notes(1)	12.63%	Fixed	7/2029	1,250	—
Exchangeable Notes(2)	8.00%	Fixed	7/2029	250	—
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
Other Non-Vehicle Debt(3)	15.76%	Fixed	Various	—	2
Unamortized Debt Issuance Costs and Net (Discount) Premium(4)				(66)	(66)
Total Non-Vehicle Debt				5,104	3,449
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(5)	6.11%	Floating	4/2026	2,162	1,492
HVF III Series 2021-A Class B(5)	9.44%	Fixed	8/2025	188	188
				2,350	1,680
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-1(5)	N/A	Fixed	12/2024	—	2,000
HVF III Series 2021-2(5)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(5)	2.44%	Fixed	6/2025	750	750
HVF III Series 2022-2(5)	2.78%	Fixed	6/2027	750	750
HVF III Series 2022-3(5)	N/A	Fixed	3/2024	—	192
HVF III Series 2022-4(5)	4.22%	Fixed	9/2025	667	667
HVF III Series 2022-5(5)	4.39%	Fixed	9/2027	364	364
HVF III Series 2023-1(5)	6.17%	Fixed	6/2026	500	500
HVF III Series 2023-2(5)	6.30%	Fixed	9/2028	300	300
HVF III Series 2023-3(5)	6.46%	Fixed	2/2027	500	500
HVF III Series 2023-4(5)	6.66%	Fixed	3/2029	500	500
HVF III Series 2024-1(5)	5.98%	Fixed	1/2028	375	—
HVF III Series 2024-2(5)	6.03%	Fixed	1/2030	375	—
				7,081	8,523
Vehicle Debt - Other
European ABS(5)	4.71%	Floating	3/2026	1,037	1,205
Hertz Canadian Securitization(5)	5.36%	Floating	4/2026	292	350
Australian Securitization(5)	5.98%	Floating	6/2026	207	203
New Zealand RCF	7.35%	Floating	8/2026	63	70
U.K. Financing Facility	7.35%	Floating	1/2025 - 11/2028	153	173
Other Vehicle Debt(6)	6.69%	Floating	1/2025 - 7/2028	97	110
				1,849	2,111
Unamortized Debt Issuance Costs and Net (Discount) Premium				(49)	(72)
Total Vehicle Debt				11,231	12,242
Total Debt				$16,335	$15,691

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
N/A - Not applicable
(1)The effective interest rate as of December 31, 2024, inclusive of the First Lien Senior Notes issued in June 2024 and December 2024, as disclosed below, was approximately 10.5%.
(2)The effective interest rate as of December 31, 2024, inclusive of the bifurcated Exchange Feature, as disclosed below, and PIK interest, was approximately 15.0%.
(3)Other non-vehicle debt is primarily comprised of $1 million in finance lease obligations as of December 31, 2023.
(4)Includes approximately $9 million of unamortized debt issuances costs associated with the Exchangeable Notes as of December 31, 2024.
(5)    Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness originally expect the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full.
(6)    Other vehicle debt is primarily comprised of $94 million and $104 million in finance lease obligations as of December 31, 2024 and 2023, respectively.

Non-Vehicle Debt

First Lien Credit Agreement

First Lien RCF: As of December 31, 2024, ABR Loans and Canadian Prime Rate Loans, as defined under the First Lien Credit Agreement, bear interest at the relevant benchmark rate plus an applicable margin of 2.50%. In addition, the pricing for U.S. dollar, Eurodollar, Sterling and Canadian dollar loans are equal to a local currency benchmark plus a margin of 3.50%. The above referenced margins are dependent upon Hertz's consolidated total corporate leverage ratio, as defined in the First Lien Credit Agreement. The First Lien RCF matures on June 30, 2026.

In April 2024, the First Lien Credit Agreement, which requires Hertz to comply with a financial covenant consisting of a ratio of first lien debt to Consolidated EBITDA, as defined within the First Lien Credit Agreement, which may be materially different than Adjusted Corporate EBITDA presented in Part II, Item 7 of this Annual Report, was amended. Amendment No. 8 required a ratio of less than or equal to 5.0x in the second and third quarters of 2024 and requires 4.75x in the fourth quarter of 2024 and the first quarter of 2025. Amendment No. 8 also contained a minimum liquidity covenant of $400 million for each month ending in the second and third quarters of 2024 and $500 million for each month ending in the fourth quarter of 2024 and the first quarter of 2025. Liquidity as defined in the First Lien Credit Agreement may be materially different than corporate liquidity presented in Part II, Item 7 of this 2024 Annual Report. Amendment No. 8 also adds certain limitations on Restricted Payments and Permitted Investments (each as defined in the First Lien Credit Agreement). Under the terms of Amendment No. 8, the increased First Lien Ratio, minimum liquidity covenant, and limitations on Restricted Payments and Permitted Investments will sunset on the first day of the second quarter of 2025.
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

In December 2024, Hertz issued an additional $500 million in aggregate principal amount of First Lien Senior Notes. The additional First Lien Senior Notes are the same class and series, and otherwise identical to, the First Lien Senior Notes issued in June 2024, as disclosed above.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Exchangeable Notes

In June 2024, Hertz issued $250 million in aggregate principal amount of the Exchangeable Notes, which are guaranteed by Hertz Holdings, Rental Car Intermediate Holdings, LLC and each of Hertz’s direct and indirect U.S. subsidiaries that are guarantors under the First Lien Credit Agreement. The Exchangeable Notes bear PIK interest payable semi-annually in arrears on July 15 and January 15 of each year, beginning in January 2025. The Exchangeable Notes mature in July 2029, unless repurchased, redeemed or exchanged, in accordance with their terms prior to the Maturity Date.

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

At the time of issuance, certain investors affiliated with CK Amarillo, which is an affiliate of Hertz Holdings, purchased approximately $44 million of the Exchangeable Notes. In addition, in December 2024, Hertz paid certain investors affiliated with CK Amarillo approximately $1 million in consent fees in exchange for such investors tendering their consents, in a consent solicitation of holders of the Exchangeable Notes, to amend certain provisions of the indenture governing the Exchangeable Notes. Refer to Note 16, "Related Party Transactions," for further details.

Upon issuance, the Company bifurcated the Exchange Feature from the Exchangeable Notes for accounting purposes utilizing applicable guidance. As a result, the Company recognized a debt discount of $68 million within non-vehicle debt, representing the initial fair value of the Exchange Feature. As of December 31, 2024, the fair value of the Exchange Feature was $61 million. Refer to Note 13, "Fair Value Measurements," for further details.

The net carrying amount of the Exchangeable Notes consists of the following:

(In millions)	December 31, 2024
Principal	$250
Unamortized debt discount and debt issuance costs(1)	(71)
Net carrying amount	$179
(1)     The debt discount is amortized to non-vehicle interest expense over the term of the Exchangeable Notes using the effective interest method.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company recognized interest expense associated with the Exchangeable Notes as follows below for the year ended December 31, 2024. There was no interest expense recognized for the years ending December 31, 2023 and 2022.

Year ended December 31,
(In millions)	2024
Contractual interest expense	$10
Amortization of debt discount and debt issuance costs	4
(Gain) loss on fair value of Exchange Feature(1)	(7)
Total	$7
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

HVF III Series 2021-A Notes

In April 2024, HVF III amended the HVF III Series 2021-A Notes to extend the maturity of the Class A Notes to April 2026.

In May 2024, HVF III amended the HVF III Series 2021-A Notes to reduce the Tesla concentration limit.

HVF III U.S. Vehicle Medium Term Notes

HVF III Series 2024-1 Notes and Series 2024-2 Notes

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
Vehicle Debt-Other

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

In June 2024, the European ABS was amended to (i) incorporate the Belgium fleet within the European ABS financing structure and (ii) make certain other administrative amendments and revisions for the incorporation of the Belgian fleet. The aggregate maximum borrowings available under the European ABS remain unchanged after giving effect to the aforementioned amendments and revisions.

Hertz Canadian Securitization

Hertz maintains a financing through TCL Funding Limited Partnership, a bankruptcy remote, indirect, wholly owned, special purpose subsidiary of Hertz, for the purpose of financing its rental car fleet operations in Canada (the "Hertz Canadian Securitization").

In April 2024, the Hertz Canadian Securitization was amended to extend the maturity date to April 2026.

Australian Securitization

Hertz maintains a financing through HA Fleet Pty. Limited, an indirect wholly owned subsidiary of Hertz, for the purpose of financing its rental car fleet operations in Australia (the "Australian Securitization"). HA Fleet Pty. Limited serves as the issuer under the Australian Securitization. The lender under the Australian Securitization has been granted a security interest primarily in the owned rental vehicles used in its vehicle rental operations in Australia and certain contractual rights related to such vehicles.

In July 2024, the Australian Securitization was amended to extend the maturity date to June 2026.

New Zealand RCF

Hertz maintains a financing through Hertz New Zealand Holdings Limited ("Hertz New Zealand"), an indirect wholly owned subsidiary of Hertz, for the purpose of financing its rental car fleet operations in New Zealand. Hertz New Zealand is the borrower under a credit agreement that provides for aggregate maximum borrowings on a revolving basis under an asset-based revolving credit facility (the “New Zealand RCF”).

In September 2024, the New Zealand RCF was amended to extend the maturity date to August 2026.

U.K. Financing Facility

In July 2024, the U.K. Financing Facility was amended to increase aggregate maximum borrowings from £135 million to £170 million and to extend the maturity date to May 2025.

U.K. ABS

In December 2024, HFF entered into the U.K. ABS, which provides for aggregate maximum borrowings of £145 million and matures in December 2026. The U.K. ABS is intended to be the primary vehicle financing facility for the Company's vehicle rental fleet in the U.K., in which the lenders under the U.K. ABS are granted a security

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
interest in the owned rental vehicles used in the Company's vehicle rental operations in the U.K. and certain contractual rights related to such vehicles. As of December 31, 2024, the U.K. ABS has not been funded and no capacity is available. As of January 31, 2025, the U.K. ABS has committed capacity of £145 million.

Maturities

As of December 31, 2024, the nominal amounts of maturities of debt for each of the years ending December 31 are as follows:

(In millions)	2025	2026	2027	2028	2029	After 2029
Other Non-Vehicle Debt	$18	$693	$18	$1,941	$2,250	$—
Exchangeable Notes	—	—	—	—	250	—
Total Non-Vehicle Debt	18	693	18	1,941	2,500	—
Vehicle Debt	1,697	6,682	1,639	636	563	63
Total	$1,715	$7,375	$1,657	$2,577	$3,063	$63

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following facilities were available to the Company as of December 31, 2024 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$1,251	$1,251
Total Non-Vehicle Debt	1,251	1,251
Vehicle Debt
HVF III Series 2021-A	1,603	—
European ABS	307	—
Hertz Canadian Securitization	38	—
Australian Securitization	4	—
New Zealand RCF	5	—
U.K. Financing Facility	61	—
Other Vehicle Debt	49	—
Total Vehicle Debt	2,067	—
Total	$3,318	$1,251

Letters of Credit

As of December 31, 2024, there were outstanding standby letters of credit totaling $835 million comprised primarily of $574 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of December 31, 2024, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization facilities and to support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of December 31, 2024, none of the issued letters of credit have been drawn upon.

Pledges Related to Vehicle Financing

Substantially all of the Company's revenue earning vehicles and certain related assets are owned by special purpose entities or are encumbered in favor of the lenders under the various credit facilities, other secured financings or asset-backed securities programs. None of the value of such assets (including the assets owned by Hertz Vehicle Financing III LLC, TCL Funding LP and each of the domestic and international subsidiaries that pledge vehicle and vehicle related assets as part of the Company's securitization programs) will be available to satisfy the claims of non-vehicle secured or unsecured creditors unless the vehicle related secured creditors under the securitization programs are paid in full.

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary, therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying consolidated financial statements. As of December 31, 2024 and 2023, IFF No. 2 had total assets of $1.4 billion and $1.7 billion, respectively, comprised primarily of intercompany receivables, and total liabilities of $1.4 billion and $1.7 billion, respectively, comprised primarily of debt.

In November 2024, the Company incorporated HFF as a special purpose orphan entity. HFF provides a vehicle financing facility for the Company's vehicle rental fleet in the U.K. through the U.K. ABS, which was entered into in December 2024, as disclosed above. HFF is a VIE and the Company is the primary beneficiary, therefore, the assets, liabilities and results of operations of HFF are included in the accompanying consolidated financial

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
statements. As of December 31, 2024, HFF had total assets of $2 million comprised primarily of deferred financing costs and total liabilities of $2 million comprised primarily of accrued liabilities.

Covenant Compliance

The First Lien Credit Agreement r~~e~~quires Hertz to comply with the following financial covenant: a First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Amendment No. 8 temporarily increases the First Lien Ratio and contains a minimum liquidity covenant for each fiscal quarter beginning in the second quarter of 2024 and sunsets on the first day of the second quarter of 2025, as disclosed above. As of December 31, 2024, Hertz was in compliance with the First Lien Ratio, as temporarily amended.

Additionally, the Corporate Indebtedness contains customary affirmative covenants including, among other things, the delivery of quarterly and annual financial statements and/or compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and, where applicable, the granting of security interests for the benefit of the secured parties under the applicable agreements on after-acquired real property, fixtures and future subsidiaries.

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

As of December 31, 2024, the Company was in compliance with all covenants under the terms of the agreements governing the respective Corporate Indebtedness.

Accrued Interest

As of December 31, 2024 and 2023, accrued interest was $103 million and $26 million, respectively, which is included in accrued liabilities in the accompanying consolidated balance sheets.

Restricted Net Assets

Hertz and certain of its subsidiaries are subject to contractual restrictions under the terms of its debt, including restrictions on the ability to pay dividends (directly or indirectly). As of December 31, 2024, the restricted net assets of the subsidiaries of Hertz and Hertz Global exceed 25% of their total consolidated net assets, respectively.

Note 8—Employee Retirement Benefits

The Company sponsors multiple domestic and international employee retirement benefit plans where benefits are based upon years of service and compensation. The Hertz Corporation Account Balance Defined Benefit Pension Plan (the “Hertz Retirement Plan”) is the Company's U.S. cash balance plan, which was amended in 2014 to permanently discontinue future benefit accruals and participation under the plan for non-union employees. The majority of union employees have since discontinued participation in the Hertz Retirement Plan as the result of collective bargaining. Some of the Company’s international subsidiaries have defined benefit retirement plans. In certain countries, when the subsidiaries make the required funding payments, they have no further obligations under such plans. The Company also sponsors defined contribution plans for certain eligible U.S. and international employees, where contributions are matched based on specific guidelines in the plans.

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

The tables below set forth the funded status and the net periodic pension cost of the Hertz Retirement Plan and the retirement plans for international operations (“Non-U.S.”), together with amounts included in the accompanying consolidated balance sheets and statements of operations.

	Pension Benefits
	U.S.		Non-U.S.
(In millions)	2024	2023	2024	2023
Change in Benefit Obligation
Benefit obligation as of January 1	$373	$371	$191	$172
Service cost	—	—	1	1
Interest cost	18	19	8	8
Plan settlements	(28)	(21)	—	—
Benefits paid	(3)	(3)	(8)	(7)
Foreign currency exchange rate translation	—	—	(6)	10
Actuarial (gain) loss	(11)	7	(17)	7
Benefit obligation as of December 31	$349	$373	$169	$191
Change in Plan Assets
Fair value of plan assets as of January 1	$342	$338	$142	$131
Actual return gain (loss) on plan assets	5	28	(9)	6
Company contributions	9	—	3	3
Plan settlements	(28)	(21)	—	—
Benefits paid	(3)	(3)	(7)	(7)
Foreign currency exchange rate translation	—	—	(3)	9
Fair value of plan assets as of December 31	$325	$342	$126	$142
Funded Status of the Plan
Plan assets (less than) in excess of the benefit obligation	$(24)	$(31)	$(43)	$(49)

In 2024, discount rates increased, resulting in actuarial gains for the U.S. and Non-U.S. pension plans. Additionally, changes in the mortality assumption contributed to actuarial gains for the U.K., partially offset by changes in the inflation assumption.

In 2023, discount rates decreased, resulting in actuarial losses for the U.S. and Non-U.S. pension plans, partially offset by changes in the inflation and mortality assumptions in the U.K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits
	U.S.		Non-U.S.
($ in millions)	2024	2023	2024	2023
Amounts recognized in balance sheets:
Prepaid expenses and other assets	$—	$—	$13	$11
Accrued liabilities	(24)	(31)	(56)	(60)
Net asset (obligation) recognized in the balance sheets	$(24)	$(31)	$(43)	$(49)

Prior service credit	$—	$—	$(1)	$(1)
Net gain (loss)	(43)	(47)	(63)	(66)
Accumulated other comprehensive income (loss)	(43)	(47)	(64)	(67)
Funded/(Unfunded) accrued pension	19	16	21	18
Net asset (obligation) recognized in the balance sheets	$(24)	$(31)	$(43)	$(49)

Total recognized in other comprehensive loss (income)	$(4)	$(10)	$(3)	$11
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$2	$(2)	$—	$14
Accumulated Benefit Obligation as of December 31	$349	$373	$169	$190

Weighted-average assumptions as of December 31
Discount rate	5.6%	5.1%	4.9%	4.4%
Expected return on assets	6.4%	6.2%	5.1%	5.2%
Average rate of increase in compensation	—%	—%	2.2%	2.2%
Interest crediting rate	3.8%	3.8%	N/A	N/A
N/A - Not applicable

The discount rate used to determine the December 31, 2024 and 2023 benefit obligations for U.S. pension plans was based on the rate from the Mercer Pension Discount Curve-Above Mean Yield that is appropriate for the duration of the Company's plan liabilities. For its Non-U.S. plans, the discount rate reflected the market rates for an optimized subset of high-quality corporate bonds currently available with the discount rate in a country determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches its plan.

The expected return on plan assets for each funded plan is based on expected future investment returns considering the target investment mix of plan assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below sets forth the net periodic pension expense charged to net income (loss). The components of net periodic pension expense (benefit), other than service cost, were included in other (income) expense, net in the accompanying consolidated statements of operations.

	Pension Benefits
	U.S.			Non-U.S.
	Years Ended December 31,
($ in millions)	2024	2023	2022	2024	2023	2022
Components of Net Periodic Pension and Postretirement Expense (Benefit)
Service cost	$—	$—	$—	$1	$1	$1
Interest cost	18	19	16	8	8	5
Expected return on plan assets	(15)	(14)	(14)	(7)	(7)	(7)
Net amortizations	—	—	—	1	1	1
Settlement loss	3	3	4	—	—	2
Net pension and postretirement expense (benefit)	$6	$8	$6	$3	$3	$2
Weighted-average discount rate for expense (January 1)	5.1%	5.4%	2.7%	4.4%	4.7%	1.7%
Weighted-average assumed long-term rate of return on assets (January 1)	5.8%	6.0%	4.5%	5.2%	5.2%	3.0%
Weighted-average interest crediting rate for expense	3.8%	3.8%	3.8%	N/A	N/A	N/A
N/A - Not applicable

The net of tax loss in accumulated other comprehensive income (loss) as of December 31, 2024 and 2023 relating to pension benefits of the Hertz Retirement Plan was $89 million and $95 million, respectively.

The provisions charged to net income (loss) for the years ended December 31, 2024, 2023 and 2022 for all other pension plans were approximately $8 million, $6 million and $6 million, respectively.

The provisions charged to net income (loss) for the years ended December 31, 2024, 2023 and 2022 for defined contribution plans were approximately $26 million, $20 million and $20 million, respectively.

Plan Assets

The Company has a long-term investment outlook for the assets held in the Company sponsored plans, which is consistent with the long-term nature of each plan's respective liabilities. The Company has two major plans which reside in the U.S. and the U.K.

The U.S. Plan

The Hertz Retirement Plan, the Company's U.S. qualified pension plan, has a target asset allocation mix of 55% in investments intended to hedge the impact of capital market movements ("Immunizing Portfolio Investments"), comprised primarily of fixed income securities, and 45% in investments intended to earn more than the pension liability growth over the long-term ("Growth Portfolio Investments"). The Growth Portfolio Investments are primarily invested in passively managed equity funds, international and emerging market funds that are actively managed and non-investment grade fixed income funds. The overall strategy and the Immunizing Portfolio Investments are managed by professional investment managers. The investments within these asset classes are diversified in order to minimize the risk of large losses. The Hertz Retirement Plan assumes a 6.4% expected long-term annual weighted-average rate of return on assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value measurements of the Hertz Retirement Plan assets are based upon inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable inputs (Level 1) and significant observable inputs (Level 2) that reflect quoted prices for similar assets or liabilities in active markets. The fair value measurements of the Hertz Retirement Plan assets relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31, 2024			December 31, 2023
Asset Category	Level 1	Level 2	Measured at NAV(1)	Level 1	Level 2	Measured at NAV(1)
Cash	$7	$—	$—	$9	$—	$—
Short Term Investments	—	23	—	—	36	—
Equity Funds(2):
U.S. Large Cap	—	—	—	—	45	—
U.S. Small Cap	—	—	—	—	5	—
International Large Cap	—	—	—	—	20	—
International Small Cap	—	—	—	—	3	—
International Emerging Markets	—	—	—	—	5	4
Fixed Income Securities:
U.S. Treasuries	—	9	—	—	1	—
Corporate Bonds	—	108	33	—	155	32
Government Bonds	—	4	—	—	4	—
Municipal Bonds	—	2	—	—	4	—
Non-Investment Grade Fixed Income(2)	—	139	—	—	19	—
Total fair value of pension plan assets	$7	$285	$33	$9	$297	$36

(1)    Includes certain investments where the fair value measurement utilizes the net asset value ("NAV"), and as such, are not classified in the fair value levels above.
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

The U.K. Plan

The Company's U.K. pension plan (the "U.K. Plan") has a target allocation of 12% actively managed diversified growth and multi-asset credit funds, 8% passive equity funds and 80% protection portfolio that consists of liability driven investments, Sterling liquidity fund and U.K. corporate bonds. The actively managed diversified growth and multi-asset credit funds are intended to deliver a long-term equity-like return but with reduced levels of volatility. The protection portfolio is designed to partially hedge the interest rate and inflation expectation exposure of the liabilities which are measured on a local regulatory basis. The amount that is required to be invested in each fund to maintain target hedge ratios will vary over time as the value of the liabilities change and the allocations within the protection portfolio will be allowed to vary accordingly. All of the invested assets of the U.K. Plan are held via pooled funds managed by professional investment managers. The U.K. Plan assumes a 5.1% expected long-term weighted-average rate of return on assets for the Plan in total.

The U.K. Plan comprises $120 million of the $126 million in fair value of Non-U.S. plan assets as of December 31, 2024 and comprises $135 million of the $142 million in fair value of Non-U.S. plan assets as of December 31, 2023. The fair value measurements of the U.K. Plan assets are based upon inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable inputs (Level 1) and significant observable inputs (Level 2) that reflect quoted prices for similar assets or liabilities in active markets. The fair value measurements of the U.K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Plan assets relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31, 2024			December 31, 2023
Asset Category	Level 1	Level 2	Measured at NAV(1)	Level 1	Level 2	Measured at NAV(1)
Actively Managed Multi-Asset Funds:
Diversified Growth Funds(2)	$—	$—	$—	$—	$—	$—
Multi Asset Credit	—	—	16	—	—	16
Passive Equity Funds:
U.K. Equities(2)	5	—	—	5	—	—
Overseas Equities(2)	6	—	—	6	—	—
Passive Bond Funds:
Corporate Bonds	4	—	—	4	—	—
Liability Driven Investments(2)	88	—	—	103	—	—
Liquidity Fund	1	—	—	1	—	—
Total fair value of pension plan assets	$104	$—	$16	$119	$—	$16
(1)    Includes certain investments where the fair value measurement utilizes NAV, and as such, are not classified in the fair value levels above.
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

Contributions

The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, the Company makes contributions beyond those legally required. In 2024, the Company made a $9 million contribution to the Hertz Retirement Plan and a $2 million contribution to the U.K. Plan. The Company did not make any contributions to the Hertz Retirement Plan or the U.K. Plan in 2023.

The Company does not currently anticipate contributing to the Hertz Retirement Plan during 2025. The Company anticipates contributing $1 million to the U.K. Plan and $2 million to its other Non-U.S. plans during 2025. The level of 2025 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments related primarily to the Hertz Retirement Plan and U.K. Plan:

(In millions)	Pension Benefits
2025	$33
2026	35
2027	38
2028	40
2029	41
2030 to 2034	218
Total estimated future benefits payments	$405

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz.

2021 Omnibus Incentive Plan

During 2021, Hertz Global's Board approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan"). Hertz Global initially authorized 62,250,055 shares of its common stock pursuant to awards granted under the 2021 Omnibus Plan. In addition, beginning on June 30, 2022, and ending on June 20, 2031 (the “Evergreen Date”), the total authorized shares under the 2021 Omnibus Plan will automatically increase by a number of shares equal to 2% of the total number of shares of Hertz Global's common stock outstanding on the June 29th immediately preceding the applicable Evergreen Date (the "Evergreen Increase"). Notwithstanding the foregoing, Hertz Global's Board may act prior to the Evergreen Date of a given year to provide that there will be no Evergreen Increase for such year, or that the increase for such year will be a lesser number of shares. As of December 31, 2024, 43,816,240 shares of the Hertz Global's common stock are authorized and remain available for future grants under the 2021 Omnibus Plan, which reflects application of the Evergreen Increase as prescribed by the 2021 Omnibus Plan in each of June 2024 and 2023. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

A summary of the total employee compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Employee compensation expense(1)	$(6)	$85	$129
Income tax benefit	(7)	(8)	(7)
Employee compensation expense, net	$(13)	$77	$122
1)    For the year ended December 31, 2024, includes $68 million of former CEO awards forfeited in March 2024.

As of December 31, 2024, there was $106 million of total unrecognized compensation cost expected to be recognized over the remaining 1.6 years, on a weighted average basis, of the requisite service period that began on the grant dates of outstanding awards.

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

The Company calculates the expected volatility based on the historical movement of its share price.

Grants
Assumption	2021
Expected volatility	75%
Expected dividend yield	—%
Expected term (years)	6
Risk-free interest rate	1.19%
Weighted-average grant date fair value	$17.12

A summary of stock option activity under the 2021 Omnibus Plan as of December 31, 2024 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	2,431,503	$26.17	6.7	$—
Granted	—	—	0.0	—
Exercised	—	—	0.0	—
Forfeited or Expired	(729,085)	26.17	0.0	—
Outstanding as of December 31, 2024	1,702,418	26.17	6.7	—
Exercisable as of December 31, 2024	(1,702,418)	26.17	6.7	—
Non-vested as of December 31, 2024	—

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the PSU activity as of December 31, 2024 under the 2021 Omnibus Plan is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	9,102,738	$17.52	$95
Granted(1)	5,446,562	4.55	—
Vested	—	—	—
Forfeited or Expired(2)	(9,351,387)	17.11	—
Outstanding as of December 31, 2024	5,197,913	4.67	19
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

As of December 31, 2024, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

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

A summary of RSU activity as of and for the year ended December 31, 2024 under the 2021 Omnibus Plan is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2024	6,314,564	$15.71	$66
Granted	21,266,670	5.09	—
Vested	(2,176,283)	14.29	—
Forfeited or Expired(1)	(4,294,564)	11.93	—
Outstanding as of December 31, 2024	21,110,387	5.92	77
(1)    Includes former CEO awards forfeited in March 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information pertaining to RSU activity under the 2021 Omnibus Plan is as follows:

	Years Ended December 31,
	2024	2023	2022
Total fair value of awards that vested (in millions)	$31	$27	$49
Weighted-average grant-date fair value of awards granted	$5.09	$13.87	19.94

Deferred Stock Units

Each deferred stock unit granted under the 2021 Omnibus Plan represents a contractual right to receive a stated number of shares of common stock of the Company or if provided by the Compensation Committee or Board in accordance with the 2021 Omnibus Plan on or after the grant date, cash equal to the fair value of such shares of common stock or any combination of shares of common stock and cash having an aggregate fair market value equal to such stated number of shares of common stock, on a specified future date. As of December 31, 2024 and 2023, there were approximately 234,000 and 114,000 outstanding shares, respectively, of deferred stock units under the 2021 Omnibus Plan.

Note 10—Leases

The Company enters into certain agreements as a lessor under which it rents vehicles to customers. The Company enters into certain agreements as a lessee to rent real estate, vehicles and other equipment and to conduct its vehicle rental operations under concession agreements. If any of the following criteria are met, the Company classifies the lease as a financing lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):
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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying consolidated statements of operations for each of the years ended December 31, 2024, 2023 and 2022:

(In millions)	2024	2023	2022
Operating lease income from vehicle rentals	$8,183	$8,546	8,243
Variable operating lease income	627	588	212
Revenue accounted for under Topic 842	8,810	9,134	8,455
Revenue accounted for under Topic 606	239	237	230
Total revenues	$9,049	$9,371	8,685

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the amount of lease costs incurred by the Company for each of the years ended December 31, 2024, 2023 and 2022:

	Years ended December 31,
(In millions)	2024	2023	2022
Minimum fixed lease costs:
Short-term lease costs	$107	$92	$142
Operating lease costs	588	543	438
Total	695	635	580
Variable lease costs	$279	$339	$334
Total lease costs	974	974	914

The following summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases as a lessee as of December 31, 2024:

Weighted-average remaining lease term (in years)	10.1
Weighted-average discount rate	10.09%

The following table summarizes the Company's minimum fixed lease obligations under existing agreements as a lessee, excluding variable concession obligations in excess of minimum annual guarantees and short-term leases, as of December 31, 2024:

(In millions)
2025	561
2026	459
2027	388
2028	320
2029	261
After 2029	1,430
Total lease payments	3,419
Interest	(1,346)
Operating lease liabilities as of December 31, 2024	2,073

Note 11—Income Tax (Provision) Benefit

The components of income (loss) before income taxes for the Company's domestic and foreign operations are as follows:
Hertz Global

	As of December 31,
(In millions)	2024	2023	2022
Domestic	$(2,876)	$180	$2,120
Foreign	(361)	106	329
Total income (loss) before income taxes	$(3,237)	$286	$2,449

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Hertz

	As of December 31,
(In millions)	2024	2023	2022
Domestic	$(3,151)	$17	$1,416
Foreign	(361)	106	329
Total income (loss) before income taxes	$(3,512)	$123	$1,745

The total income tax provision (benefit) consists of the following:
Hertz Global and Hertz

	As of December 31,
(In millions)	2024	2023	2022
Current:
Federal	$11	$1	$—
Foreign	60	42	41
State and local	13	7	32
Total current	84	50	73
Deferred:
Federal	(551)	(348)	338
Foreign	42	(33)	42
State and local	50	1	(63)
Total deferred	(459)	(380)	317
Total provision (benefit) - Hertz Global	(375)	(330)	390
Federal deferred tax (provision) benefit applicable to Hertz Holdings	—	1	—
Total provision (benefit) - Hertz	$(375)	$(329)	$390

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The principal items of the U.S. and foreign net deferred tax assets and liabilities are as follows:
Hertz Global and Hertz

	As of December 31,
(In millions)	2024	2023
Deferred tax assets:
Employee benefit plans	$16	$19
Net operating loss carryforwards	1,614	1,741
Capital loss carryforwards	4	3
Federal and state tax credit carryforwards	356	343
Deferred interest expense	371	240
Accrued and prepaid expenses	259	172
Operating lease liabilities	530	544
Total deferred tax assets	3,150	3,062
Less: valuation allowance	(839)	(305)
Total net deferred tax assets	2,311	2,757
Deferred tax liabilities:
Depreciation on tangible assets	(1,516)	(2,388)
Intangible assets	(715)	(716)
Operating lease right-of-use assets	(537)	(576)
Total deferred tax liabilities	(2,768)	(3,680)
Net deferred tax liability - Hertz Global	(457)	(923)
Deferred tax asset - net operating loss applicable to Hertz Holdings	(4)	(3)
Net deferred tax liability - Hertz	$(461)	$(926)

Hertz Global and Hertz

In determining valuation allowances, an assessment of positive and negative evidence was performed regarding realization of the deferred tax assets. This assessment included the evaluation of cumulative earnings and losses in recent years, scheduled reversals of deferred tax liabilities, the availability of carryforwards and the remaining period of the respective carryforward, future taxable income and any applicable tax-planning strategies that are available.

As of December 31, 2024, the Company has approximately $1.1 billion of tax-effected U.S. federal net operating loss carryforwards ("Federal NOLs"), which have an indefinite carryforward period and may offset 80% of taxable income generate in any future year. The Company has approximately $320 million of federal tax credits which begin expiring in 2042. These credits are offset, in part, by a valuation allowance totaling $176 million. The Company has approximately $305 million of tax-effected federal deferred interest expense which has an indefinite carryforward period. The Company has not recorded a valuation allowance on its Federal NOLs or deferred interest expense as there were adequate U.S. deferred tax liabilities that could be realized within the carryforward periods.

As of December 31, 2024, the Company has approximately $262 million of tax-effected state net operating loss carryforwards. Some of these net operating losses have an indefinite carryforward period, and those that do not will begin to expire in 2025 if not utilized. These net operating losses are offset, in part, by a valuation allowance totaling $199 million. The Company has approximately $36 million in state tax credits for which a full valuation allowance is recorded. The state tax credits expire over various years beginning in 2028. The Company has approximately $54 million of tax-effected deferred interest expense which has an indefinite carryforward period and is offset, in part, by a valuation allowance totaling $31 million. The tax effected amounts for all state tax attributes are net of federal benefit.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2024, the Company has approximately $207 million of tax-effected foreign net operating loss carryforwards. Some of the net operating losses have an indefinite carryforward period, and those that do not will begin to expire in 2035 if not utilized. These net operating losses are offset, in part, by a valuation allowance totaling $202 million. The Company has no tax credits in foreign jurisdictions. The Company has approximately $12 million of tax-effected foreign deferred interest which has an indefinite carryforward period. The deferred interest is offset, by a valuation allowance of $4 million. The Company has approximately $4 million of tax-effected foreign capital loss carryforwards for which a full valuation allowance has been recorded.

Due to the ownership changes before and upon emergence from bankruptcy in June 2021, the utilization of the Company's federal, state and foreign NOLs may be subject to limitations. Estimates of these limitations have been reflected in the tax provision.

The significant items in the reconciliation of the statutory and effective income tax rates consists of the following items in the table below. Percentages are calculated from the underlying numbers in thousands, and as a result, may not agree to the amount when calculated in millions.
Hertz Global and Hertz

	Years Ended December 31,
	2024	2023	2022
Statutory federal tax rate	21%	21%	21%
State and local income taxes, net of federal effect	4	5	4
Change in state rates, net of federal effect	—	(4)	—
Foreign tax rate differential	—	2	—
Federal and foreign permanent differences	—	(5)	1
Tax credits	1	(70)	(1)
Withholding taxes	—	1	1
Valuation allowance	(17)	(73)	(6)
Change in fair value of Public Warrants & Exchangeable Notes	2	(14)	(7)
European reorganization	—	6	—
Uncertain tax positions	—	1	—
U.S. tax on foreign earnings	—	9	1
Nondeductible officer compensation	—	5	1
Other	1	1	1
Effective tax rate - Hertz Global	12	(115)	16
Hertz Holdings exclusive items(1)	(1)	(153)	6
Effective tax rate - Hertz	11%	(268)%	22%
(1)    Represents the tax rate differential due to the exclusion of the change in fair value of Public Warrants from Hertz's income (loss) before income taxes.

The change in tax provision in 2024 compared to 2023 is driven by lower pretax income, increases in valuation allowances in 2024 and lower EV credits generated in 2024.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
Hertz Global and Hertz

	Years Ended December 31,
(In millions)	2024	2023	2022
Balance as of January 1	$130	$298	$106
Increase (decrease) attributable to tax positions taken during prior periods	—	(192)	184
Increase (decrease) attributable to tax positions taken during the current year	29	24	9
Decrease attributable to settlements with taxing authorities	(3)	—	(1)
Balance as of December 31	$156	$130	$298

The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $4 million. Net, after-tax interest and penalties related to tax liabilities are classified as a component of income tax in the accompanying consolidated statements of operations which were not significant for the years ended December 31, 2024, 2023 and 2022. Net, after-tax interest and penalties were accrued as a component of tax in the Company's consolidated balance sheet in the amount of $8 million and $8 million as of December 31, 2024 and 2023, respectively.

It is reasonably possible our unrecognized tax benefits will decrease by approximately $52 million within 12 months of our reporting date if an agreement is reached between U.S. and foreign competent authorities regarding intercompany royalties for the periods 2011-2015.

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

The Company is subject to examination by taxing authorities throughout the world. The tax years that are open for examination span from 2010 to 2024. Additionally, the Company is under audit in several U.S. states and other foreign jurisdictions, and it is reasonably possible that the amount of unrecognized tax benefits may change as the result of the completion of ongoing examinations, the expiration of the statute of limitations or unforeseen circumstances.

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

Many countries have enacted or are in the process of enacting a 15% minimum tax rule based on the OECD framework, commonly referred to as "Pillar Two." The Company does not anticipate a material impact on taxes as a result of Pillar Two.

Note 12—Financial Instruments

The Company employs established risk management policies and procedures, and, under the terms of our ABS facilities, may be required to enter into interest rate derivatives, which seek to reduce the Company’s commercial risk exposure to fluctuations in interest rates and currency exchange rates. Although the instruments utilized involve varying degrees of credit, market and interest risk, the Company contracts with multiple counterparties to mitigate

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
concentrations of risk and the counterparties to the agreements are expected to perform fully under the terms of the agreements. The Company monitors counterparty credit risk, including lenders, on a regular basis, but cannot be certain that all risks will be discerned or that its risk management policies and procedures will always be effective. Additionally, upon the occurrence of an event of default under the Company’s International Swaps and Derivatives Association master derivative agreements, the non-defaulting party generally has the right, but not the obligation, to set-off any early termination amounts under any such agreements against any other amounts owed with regard to any other agreements between the parties to each such agreement.

None of the Company's financial instruments have been designated as hedging instruments as of December 31, 2024 and 2023. The Company classifies cash flows from financial instruments according to the classification of the cash flows of the economically hedged item(s).

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

Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
	December 31,		December 31,
(In millions)	2024	2023	2024	2023
Interest rate instruments(1)	$2	$10	$—	$—
Foreign currency forward contracts(1)	1	5	6	2
Exchange Feature related to Exchangeable Notes(2)	—	—	61	—
Total	$3	$15	$67	$2
(1)    Asset derivatives are recorded in prepaid expenses and other assets and liability derivatives are recorded in accrued liabilities in the accompanying consolidated balance sheets.
(2)    The Exchange Feature was bifurcated as a derivative upon issuance of the Exchangeable Notes in June 2024, as disclosed in Note 7, "Debt," and is recorded in non-vehicle debt in the accompanying consolidated balance sheet as of December 31, 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
(In millions)		2024	2023	2022
Interest rate instruments	Vehicle interest expense, net	$(5)	$(6)	$127
Foreign currency forward contracts	Selling, general and administrative expense(1)	(26)	8	(2)
Exchange Feature related to Exchangeable Notes(2)	Non-vehicle interest expense, net	7	—	—
Total		$(24)	$2	$125
(1)    In 2022, all gains (losses) on foreign currency forward contracts were recorded in other (income) expense, net.
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

	December 31, 2024		December 31, 2023
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Other Non-Vehicle Debt	$4,920	$4,399	$3,515	$3,285
Exchangeable Notes(1)	250	289	—	—
Total Non-Vehicle Debt	5,170	4,688	3,515	3,285
Vehicle Debt	11,280	11,100	12,314	11,878
Total	$16,450	$15,788	$15,829	$15,163
(1)    As of December 31, 2024, the nominal unpaid principal balance and aggregate fair value of the Exchangeable Notes include $61 million related to the Exchange Feature, which is measured based on Level 3 inputs as disclosed below.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's cash equivalents, restricted cash equivalents and Public Warrants that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	December 31, 2024				December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$229	$—	$—	$229	$362	$—	$—	$362
Liabilities:
Public Warrants	$178	$—	$—	$178	$453	$—	$—	$453
Exchange Feature	$—	$—	$61	$61	$—	$—	$—	$—

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

Public Warrants – Hertz Global

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2024 and 2023 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity ("Topic 480"). See Note 18, "Public Warrants – Hertz Global," for further details. Upon issuance in June 2021, the initial fair value of the Public Warrants was $800 million. The Company calculates the fair value based on the end-of-day quoted market price, a Level 1 input of the fair value hierarchy. For the years ended December 31, 2024, 2023 and 2022, the fair value adjustments resulted in gains of $275 million, $163 million and $704 million, respectively, and were recorded in change in fair value of Public Warrants in the accompanying consolidated statements of operations for Hertz Global.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Exchange Feature

The Exchangeable Notes contain an embedded conversion feature, the Exchange Feature, that is required to be bifurcated and accounted for separately from the Exchangeable Notes as a derivative liability at fair value. See Note 7, "Debt," and Note 12, "Financial Instruments," for further information.

The fair value of the Exchange Feature was determined using a lattice model and a “with-and-without” valuation methodology. The inputs used to estimate the fair value of the Exchange Feature include the probability of potential settlement scenarios, the expected timing of such settlement and an expected volatility determined by reference to historical stock volatilities. As the expected volatility input is considered unobservable, the Company has categorized the Exchange Feature as Level 3 input in the fair value hierarchy.

The estimated fair value of the Exchange Feature was computed using the following key inputs as of December 31, 2024:

December 31, 2024
Hertz Global common share price	$3.66
Expected term (years)	4.54
Risk-free interest rate	4.35%
Credit spread	8.55%
Expected volatility	48.75%

The significant unobservable input used in the fair value measurement of the Exchange Feature is expected volatility. Holding other inputs constant, an increase (decrease) in expected volatility would have resulted in a higher (lower) fair value measurement, respectively.

The following table summarizes the activity related to the Exchange Feature measured at fair value utilizing significant unobservable inputs (Level 3 input) as of December 31, 2024:

(In millions)
Balance as of December 31, 2023	$—
Initial recognition of derivative liability	68
(Gain) loss in fair value recognized in earnings(1)	(7)
Balance as of December 31, 2024	$61
(1)    Included in non-vehicle interest expense, net in the accompanying audited consolidated statement of operations for the year ended December 31, 2024.

Financial Instruments

The fair value of the Company's financial instruments as of December 31, 2024 and 2023 are disclosed in Note 12, "Financial Instruments." The Company's financial instruments, excluding the Exchange Feature as disclosed above, are priced using quoted market prices for similar assets or liabilities in active markets (i.e., Level 2 inputs).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the third quarter of 2024, at the conclusion of the Company’s historical peak rental season, there was a reduction in the cash flow projections in the Americas RAC and International RAC segments, indicating that the carrying values of their long-lived assets may not be recoverable. As a result, the Company tested the recoverability of the “Long-Lived Assets” in its Americas RAC and International RAC segments and determined that an impairment existed. Effective August 31, 2024, the Long-Lived Assets were written down to their estimated fair values (determined using Level 2 inputs). See Note 3, "Long-Lived Assets Impairment," for additional information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In December 2023, the Company identified the First EV Disposal Group, which was in response to management's determination that the supply of EVs exceeded customer demand, elevated EV damage and collision costs, and a decline in EV residual values. As a result, the First EV Disposal Group was classified as held for sale as of December 31, 2023 and recorded at the lower of carrying value or fair value (as determined using Level 2 inputs) less costs to sell. As of December 31, 2024, the sale of the First EV Group was substantially complete. See Note 5, "Revenue Earning Vehicles," for additional information.

Note 14—Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) is as follows:

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses from Currency Translation Adjustments on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2024	$(95)	$(134)	$(19)	$(248)
Other comprehensive income (loss) before reclassification	3	(74)	—	(71)
Amounts reclassified from accumulated other comprehensive income (loss)	3	—	—	3
Balance as of December 31, 2024	$(89)	$(208)	$(19)	$(316)

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses from Currency Translation Adjustments on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$(92)	$(183)	$(19)	$(294)
Other comprehensive income (loss) before reclassification	(6)	49	—	43
Amounts reclassified from accumulated other comprehensive income (loss)	3	—	—	3
Balance as of December 31, 2023	$(95)	$(134)	$(19)	$(248)

Note 15—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on actuarially determined estimates using historical claims experience. These estimates include judgment about severity of claims, frequency and volume of claims. As of December 31, 2024 and December 31, 2023, the Company's liability recorded for self-insured liabilities was $617 million and $471 million, of which $491 million and $336 million relates to liabilities incurred by the Company's Americas RAC operations, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is monitored quarterly

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
based on evolving accident claim history. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the year ended December 31, 2024 or the period after December 31, 2024, but before the filing of this 2024 Annual Report.

Make-Whole and Post-Petition Interest Claims - On July 1, 2021, Wells Fargo Bank, N.A. ("Wells Fargo"), in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes") and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Unsecured Notes”), filed a complaint against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this paragraph summary as “defendants”). The filing of the complaint initiated the adversary proceeding captioned Wells Fargo Bank, N.A. v. The Hertz Corp., et al. in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"), Adv. Pro. No. 21-50995 (MFW). The complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that the holders assert total approximately $272 million or, in the alternative, are entitled to payment of post-petition interest at a contractual rate that they assert totals approximately $125 million. The complaint also asserts the right to pre-judgment interest from July 1, 2021 to the date of any judgment. On December 22, 2021, the Delaware Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 Notes and the 2024 Notes and (ii) post-petition interest at the contract rate. See Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 637 B.R. 781 (Bankr. D. Del. Dec. 22, 2021). On November 9, 2022, the Delaware Bankruptcy Court ruled that the make-whole premium is the same as unmatured interest and is disallowed under the U.S. Bankruptcy Code, granting summary judgment in the defendants’ favor. The Delaware Bankruptcy Court certified the matter directly to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) and, on January 25, 2023, the Third Circuit accepted Wells Fargo’s appeal. The Third Circuit held an oral argument for this appeal on October 25, 2023, and on September 10, 2024, the Third Circuit issued its opinion in Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 117 F.4th 109 (3d Cir. 2024). In a 2-1 decision, a panel of the Third Circuit held that the "absolute priority rule" required Hertz to pay the make-whole premium on the 2026 Notes and on the 2028 Notes, and post-petition interest at the contract rate rather than the federal judgment rate on all Unsecured Notes, even though those amounts were disallowed under the Bankruptcy Code. As a result, the Company has accrued approximately $320 million for this litigation as of December 31, 2024, made up of approximately $260 million on the underlying claims and approximately $60 million in pre-judgment interest, which interest will continue to accrue until the date of any judgment that may be entered by the Delaware Bankruptcy Court. On October 15, 2024, the Company filed a petition with the Third Circuit for a rehearing en banc, which the Third Circuit denied on November 6, 2024. The case has now been remanded to the Delaware Bankruptcy Court for a determination of the exact amount owed by the Company. The Company and the Indenture Trustee do not agree on the proper calculation of the amounts owed, and that dispute remains to be resolved by the Delaware Bankruptcy Court. The Company has also announced its intent to seek review of the Third Circuit's decision by the Supreme Court of the United States (the "U.S. Supreme Court"). The Company's current deadline to file a petition for writ of certiorari with the U.S. Supreme Court is March 6, 2025. The Company has commenced negotiations with certain holders of the Unsecured Notes (the “Noteholders”) with respect to a possible settlement of this litigation (a “Potential Settlement”). The Company has not reached an agreement with the Noteholders, and there can be no assurance that a Potential Settlement will be agreed upon between the Noteholders and the Company. The Company cannot predict the ultimate outcome or timing of this litigation; if, however, the Delaware Bankruptcy Court were to enter judgment against Hertz, payment of such judgment could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Claims Related to Alleged False Arrests - A group of claims involving allegations that the police detained or arrested individuals in error after the Company reported rental cars as stolen were previously advanced against the Company. These claims first arose from actions allegedly taken by the Company prior to its emergence from

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
bankruptcy reorganization; some claims alleged post-emergence behavior by the Company. These claims have been the subject of press coverage, and the Company has received government inquiries on the matter. The Company has policies to help guide the proper treatment of its customers and to seek to protect itself against the theft of its services or assets, and the Company has taken significant steps to modernize and update those policies. In December 2022, the Company entered into settlement agreements with 364 claimants in full and final resolutions of their claims for an aggregated amount of approximately $168 million (the "Settlement"), all of which amount was paid by the Company during December 2022. The Settlement resolved nearly all of the false arrest-related claims being advanced in the U.S. Bankruptcy Court for the District of Delaware, Adv. Pro. No. 20-11247 (MFW) and state court in Delaware (captioned Flannery, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-07-100 and Okoasia, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-09-531). Also, as a result of the Settlements, state court matters pending in Pennsylvania, captioned Lovelace, et al. v. Hertz Global Holdings, Inc., et al., Case No. 220801729, and in Florida, captioned Lizasoain, et al. v. Hertz Global Holdings, Inc., et al., Case No. 2022-015316-CA-1, were dismissed with prejudice. The Company continues to vigorously defend itself and believes that the ultimate resolution of any remaining claims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Relatedly, in May 2022, the Company filed a complaint against several of its insurers seeking a determination of its rights under its commercial general liability, and directors and officers liability, insurance policies for these alleged claims in a declaratory judgment action pending in Delaware Superior Court, Hertz Global Holdings, Inc., et al. v. ACE American Insurance Co., et al., C.A. No. N22C-05-130 MMJ (CCLD). On June 30, 2023, Hertz entered into a confidential settlement agreement with ACE American Insurance Company. On July 10, 2024, the Delaware Superior Court held a hearing on cross-motions for partial summary judgment and summary judgment. The Company entered into confidential settlement agreements with some of the remaining insurers before and after the hearing. On October 8, 2024, the Delaware Superior Court denied the Company's motion for partial summary judgment and granted the cross-motions for summary judgment and partial summary judgment in favor of the remaining general liability insurers. Thereafter, Hertz entered into settlement agreements with the remaining directors' and officers' liability insurers.

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

Securities Class Action Complaint – On May 31, 2024, a complaint was filed in the United States District Court for the Middle District of Florida (the "Florida Middle District Court"), captioned Edward M. Doller v. Hertz Global Holdings, Inc. et al. (No. 2:24-CV-00513). On September 30, 2024, an amended complaint was filed, following the Florida Middle District Court's appointment of a lead plaintiff and a lead counsel. The amended complaint asserts claims against Hertz Global, former Company CEO, Stephen M. Scherr, and former Company Chief Financial Officer, Alexandra Brooks, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including concerning statements regarding demand for EVs. Plaintiffs assert claims on behalf of a putative class, consisting of all persons and entities that purchased or otherwise acquired Hertz Global's securities between January 6, 2023 and April 24, 2024. The amended complaint seeks unspecified damages, together with interest, attorneys’ fees and other costs. Hertz Global filed a motion to dismiss the complaint on October 30, 2024. On December 19, 2024, the Florida Middle District Court stayed all proceedings, pending a ruling on the motion to dismiss.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrant Holder Litigation – The holders of approximately 11% of the outstanding Public Warrants issued by Hertz Global under the Warrant Agreement, dated as of June 30, 2021 (the “Warrant Agreement”), filed a lawsuit, captioned Discovery Global Opportunity Master Fund, Ltd. v. Hertz Global Holdings, Inc., Case No. 2024-0655 (the “Action”), in the Delaware Chancery Court, on June 14, 2024. The complaint in the Action alleges generally that a “Change of Control Event” (as defined in the Warrant Agreement) had occurred by virtue of Hertz Global's repurchase of shares between November 2021 and December 31, 2023 and Hertz Global's incurrence of indebtedness. The complaint further asserts that, as a result of the alleged Change of Control Event, the plaintiffs are entitled to a “Change of Control Payment Amount” (as defined in the Warrant Agreement) in the amount of $20.47 per Public Warrant, or approximately $188 million in the aggregate, for their 11% position. The complaint asserts three claims for breach of contract and seeks a declaration from the Delaware Chancery Court that a Change of Control Event has occurred and that Hertz Global breached the Warrant Agreement by failing to redeem the warrants, monetary damages of at least $188 million plus pre- and post-judgment interest, and an order of specific performance, requiring Hertz Global to comply with its contractual obligations under the Warrant Agreement. On June 17, 2024, Hertz Global filed a motion to dismiss the complaint. A hearing took place on November 12, 2024, and on February 7, 2025, the Delaware Chancery Court granted the Company's motion to dismiss.

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
Note 16—Related Party Transactions

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

On December 5, 2024, Hertz commenced consent solicitations with respect to its First Lien Senior Notes and its Exchangeable Notes to amend certain provisions of the indentures governing the First Lien Senior Notes and the Exchangeable Notes. On December 13, 2024, the Investors affiliated with CK Amarillo, an affiliate of Hertz Holdings, holding Exchangeable Notes, collectively received approximately $1 million in consent fees (the “CK Consent Fee”) in exchange for tendering their consents to amend certain provisions of the indenture governing the Exchangeable Notes. The CK Consent Fee paid to the Investors was at a consent fee level no greater than the consent fee level paid to non-related holders of the Exchangeable Notes.

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

Note 17—Equity and Earnings (Loss) Per Common Share – Hertz Global

Equity of Hertz Global Holdings, Inc.

As of December 31, 2024 and 2023, there were 100,000,000 shares of preferred stock authorized, par value $0.01 per share, and 1,000,000,000 shares of Hertz Global common stock authorized, par value $0.01 per share.

Public Warrants

In June 2021, Hertz Global issued 89,049,029 Public Warrants. See Note 18, "Public Warrants – Hertz Global," for attributes of the Public Warrants, which are classified at fair value as a liability for financial reporting purposes under U.S. GAAP.

Share Repurchase Programs for Common Stock

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board approved the 2022 Share Repurchase Program that authorized repurchases of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. The 2022 Share Repurchase Program, announced on June 15, 2022, has no expiration date, does not obligate Hertz Global to acquire any particular amount of common stock and can be discontinued at any time. However, during the effective period of Amendment No. 8, as disclosed in Note 7, "Debt," in Part II, Item 8 of this 2024 Annual Report, the repurchase of Hertz Global's common stock is not permitted between April 16, 2024

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
through April 1, 2025. As of December 31, 2024, $874 million remains available under the 2022 Share Repurchase Program.

During the year ended December 31, 2023, a total of 19,381,160 shares of Hertz Global's common stock were repurchased in open-market transactions at an average share price of $15.01 for an aggregate purchase price of $291 million, excluding applicable excise tax. Since inception of the 2022 Share Repurchase Program a total of 66,684,169 shares of Hertz Global's common stock have been repurchased in open-market transactions at an average share price of $16.88 for an aggregate purchase price of $1.1 billion, excluding applicable excise tax. There were no share repurchases during the year ended December 31, 2024.

Common shares repurchased are included in treasury stock in the accompanying Hertz Global consolidated balance sheets as of December 31, 2024 and 2023. Hertz Global funded the share repurchases with available cash and dividend distributions from Hertz.

Subsequent to the expiration of Amendment No. 8, any future share repurchases will be made at the discretion of Hertz Global's management through a variety of methods, such as open-market transactions (including pre-set trading plans pursuant to Rule 10b5-1 under the Exchange Act), privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws. There can be no assurance as to the timing or number of any share repurchases.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, including Public Warrants and Exchangeable Notes, except when the effect would be antidilutive. Dilutive shares for stock-based instruments and Public Warrants are computed using the treasury stock method and Exchangeable Notes are computed using the if-converted method. Additionally, the Company removes the income or expense impacts related to Public Warrants and Exchangeable Notes when computing diluted earnings (loss) per common share, when the impacts are dilutive.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Years Ended December 31,
(In millions, except per share data)(1)	2024	2023	2022
Numerator:
Net income (loss) available to Hertz Global common stockholders, basic	$(2,862)	$616	2,059
Change in fair value of Public Warrants	—	(163)	(704)
Net income (loss) available to Hertz Global common stockholders, diluted	$(2,862)	$452	$1,355
Denominator:
Basic weighted-average common shares outstanding	306	313	379
Dilutive effect of stock options, RSUs and PSUs	—	1	1
Dilutive effect of Public Warrants	—	11	23
Diluted weighted-average common shares outstanding	306	326	403
Antidilutive Public Warrants	167	—	—
Antidilutive stock options, RSUs and PSUs	13	6	6
Antidilutive shares related to Exchangeable Notes	19	—	—
Total antidilutive	199	6	6
Earnings (loss) per common share:
Basic	$(9.34)	$1.97	$5.43
Diluted	$(9.34)	$1.39	$3.36
(1)    The table above is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands, and as a result, may not agree to the amounts shown in the table when calculated in millions.

Note 18—Public Warrants – Hertz Global

The Company accounts for its Public Warrants in accordance with the provisions of Topic 480, under which the Public Warrants meet the definition of a freestanding financial instrument. Although these are publicly traded warrants, they are classified as liabilities due to certain settlement provisions that are only applicable in the event of change of control (as defined by the Public Warrant Agreement). The Public Warrants are recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2024 and 2023. See Note 13, "Fair Value Measurements."

The Public Warrants entitle the holders to receive shares of Hertz Global common stock upon exercise. The Public Warrants have a 30-year term and are exercisable from the date of issuance until June 30, 2051, at which time any unexercised Public Warrants will expire, and the rights of the holders to purchase Hertz Global common stock will terminate. The exercise price of the Public Warrants is subject to adjustment from time to time upon any payment of cash dividends relating to Hertz Global's common stock and the occurrence of certain dilutive events as described in the Public Warrant Agreement.

In connection with the issuance of the Exchangeable Notes in June 2024, as disclosed in Note 7, "Debt," an anti-dilution provision in the Public Warrant Agreement required that the exercise price and warrant number be adjusted. This resulted in the exercise price of the Public Warrants decreasing from $13.80 to $13.61, effective upon the issuance of the Exchangeable Notes on June 28, 2024. Effective concurrently with the change in exercise price, the number of shares of Hertz Global common stock to which a holder of a Public Warrant is entitled upon exercise of a Public Warrant increased from one share to 1.0140 shares.

During the year ended December 31, 2024, approximately 12,500 Public Warrants were exercised, of which 8,000 were cashless exercises, 1,300 were exercised for $13.61 per share and 3,200 were exercised for $13.80 per share. As of December 31, 2023, approximately 49,000 Public Warrants were exercised, of which 31,000 were

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
cashless exercises and 18,000 were exercised for $13.80 per share. As of December 31, 2024, approximately 82,700,000 Public Warrants remain outstanding and the exercise price is $13.61.

Note 19—Segment Information

The Company's chief operating decision maker ("CODM") is its chief executive officer. The CODM uses Adjusted EBITDA to determine segment profitability in order to assess performance and allocate resources for the Company's reportable segments based on monitoring of budgeted versus actual results. The Company has identified two reportable segments, which are consistent with its operating segments and organized based primarily on the geographic areas in which business is conducted, as follows:
•Americas RAC - Rental of vehicles, as well as sales of value-added services, in the U.S., Canada, Latin America and the Caribbean. The Company maintains a network of company-operated rental locations in this segment and has franchisees and partners that operate rental locations under the Company's brands; and
•International RAC - Rental of vehicles, as well as sales of value-added services, in locations other than the U.S., Canada, Latin America and the Caribbean. The Company maintains a network of company-operated rental locations, a majority of which are in Europe, and has franchisees and partners that operate rental locations under the Company's brands.

In addition to its reportable segments, the Company has corporate operations ("Corporate") which includes general corporate assets and expenses and net interest expense on non-vehicle debt. Corporate includes other items necessary to reconcile the reportable segments to the Company's total amounts.

The following tables provide revenue, significant expenses, other segment expenses and the segment measure of profitability, Adjusted EBITDA, by reportable segment, including a reconciliation of Adjusted EBITDA to consolidated income (loss) before income taxes for Hertz Global and Hertz.

	Year Ended December 31, 2024
(In millions)	Americas RAC	International RAC	Total
Revenues	$7,398	$1,651	$9,049
Significant segment expenses:
Direct vehicle and operating	4,726	971	5,697
Depreciation of revenue earning vehicles and lease charges, net(1)	3,198	413	3,611
Selling, general and administrative	482	244	726
Other segment items(2)	349	(8)	341
Segment profit (loss): Adjusted EBITDA	$(1,357)	$31	$(1,326)
Corporate(3)			(215)
Total Hertz Global and Hertz Adjusted EBITDA			(1,541)
Adjustments:
Non-vehicle depreciation and amortization			(139)
Non-vehicle debt interest, net			(375)
Vehicle debt-related charges(4)			(45)
Restructuring and restructuring related charges(5)			(66)
Unrealized gains (losses) on financial instruments(6)			(7)
Non-cash stock-based compensation forfeitures(7)			64
Bankruptcy-related litigation reserve(8)			(292)
Long-Lived Assets impairment(9)			(1,048)
Other items(10)			(63)
Income (loss) before income taxes - Hertz			(3,512)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2024
(In millions)	Americas RAC	International RAC	Total
Change in fair value of Public Warrants(11)			275
Income (loss) before income taxes - Hertz Global			$(3,237)

	Year Ended December 31, 2023
(In millions)	Americas RAC	International RAC	Total
Revenues	$7,722	$1,649	$9,371
Significant segment expenses:
Direct vehicle and operating	4,582	880	5,462
Depreciation of revenue earning vehicles and lease charges, net(1)	1,775	264	2,039
Selling, general and administrative	501	227	728
Other segment items(2)	279	(24)	255
Segment profit (loss): Adjusted EBITDA	$585	$302	$887
Corporate(3)			(326)
Total Hertz Global and Hertz Adjusted EBITDA			561
Adjustments:
Non-vehicle depreciation and amortization			(149)
Non-vehicle debt interest, net			(238)
Vehicle debt-related charges(4)			(42)
Restructuring and restructuring related charges(5)			(17)
Unrealized gains (losses) on financial instruments(6)			(117)
Gain on sale of non-vehicle capital assets(12)			162
Other items(10)			(37)
Income (loss) before income taxes - Hertz			123
Change in fair value of Public Warrants(11)			163
Income (loss) before income taxes - Hertz Global			$286

	Year Ended December 31, 2022
(In millions)	Americas RAC	International RAC	Total
Revenues	$7,280	$1,405	$8,685
Significant segment expenses:
Direct vehicle and operating	4,080	728	4,808
Depreciation of revenue earning vehicles and lease charges, net(1)	553	148	701
Selling, general and administrative	351	180	531
Other segment items(2)	4	(1)	3
Segment profit (loss): Adjusted EBITDA	$2,292	$350	$2,642
Corporate(3)			(337)
Total Hertz Global and Hertz Adjusted EBITDA			2,305
Adjustments:
Non-vehicle depreciation and amortization			(142)
Non-vehicle debt interest, net			(169)
Vehicle debt-related charges(4)			(35)
Restructuring and restructuring related charges(5)			(45)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2022
(In millions)	Americas RAC	International RAC	Total
Unrealized gains (losses) on financial instruments(6)			111
Litigation settlements(13)			(168)
Other items(10)			(112)
Income (loss) before income taxes - Hertz			1,745
Change in fair value of Public Warrants(11)			704
Income (loss) before income taxes - Hertz Global			$2,449
(1)    Includes the write-down to carrying value of vehicles classified as held for sale. In 2024, also includes the EV Disposal Groups. In 2023, Americas RAC also includes the First EV Disposal Group. See Note 5, "Revenue Earning Vehicles."
(2)    Represents certain other segment items that are not deemed significant segment expenses, which primarily includes fleet interest expense, net and certain other adjustments reflected in the tables above, excluding adjustments in 2024 for Long-Lived Assets impairment and bankruptcy-related litigation reserve and in 2023 adjustment for a gain on sale of non-vehicle capital assets.
(3)    Represents other reconciling items primarily consisting of general corporate expenses and non-vehicle interest expense, net; as well as other business activities.
(4)    Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums which are recorded within vehicle interest expense, net.
(5)    Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related to personnel reductions, litigation and closure of underperforming locations. In 2024, charges are recorded within selling, general and administrative expense. In 2023 and 2022, charges are recorded within direct vehicle and operating expense and selling, general and administrative expense.
(6)    Represents unrealized gains (losses) on derivative financial instruments in which interest rate instrument gains (losses) are recorded within vehicle interest expense, net and foreign currency forward contract gains (losses) are recorded within selling, general and administrative expense. See Note 12, "Financial Instruments."
(7)    Represents former CEO awards forfeited in March 2024. See Note 9, "Stock-Based Compensation."
(8)    Represents an increase to an existing bankruptcy-related litigation reserve recorded in September 2024, including interest that continues to accrue during each subsequent reporting period. See Note 15, "Contingencies and Off-Balance Sheet Commitments."
(9)    Represents impairment charges recognized for certain long-lived assets in the third quarter of 2024. See Note 3, "Long-Lived Assets Impairment."
(10)    Represents miscellaneous items. For 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related vehicle damages, partially offset by a loss recovery settlement and certain litigation settlements. For 2023, primarily includes certain IT-related costs, charges for certain storm-related vehicle damages and certain professional fees and charges related to the settlement of bankruptcy claims, partially offset by a loss recovery settlement. For 2022, primarily includes certain bankruptcy claims, certain professional fees and charges related to the settlement of bankruptcy claims and certain non-cash stock-based compensation charges.
(11)    Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants.
(12)    Represents gain on sale of certain non-vehicle capital assets sold in 2023. See Note 4, "Divestitures."
(13)    Represents payments made for the settlement of certain claims related to alleged false arrests. See Note 15, "Contingencies and Off-Balance Sheet Commitments."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide other significant statement of operations, balance sheet and cash flow information by reportable segment for each of Hertz Global and Hertz.

	Years Ended December 31,
(In millions)	2024	2023	2022
Depreciation and amortization, non-vehicle assets
Americas RAC	$109	$125	$114
International RAC	13	11	13
Total reportable segments	122	136	127
Corporate	17	13	15
Total Hertz Global and Hertz	$139	$149	$142
Vehicle interest expense, net
Americas RAC	$479	$456	$140
International RAC	111	99	19
Total Hertz Global and Hertz	$590	$555	$159
Non-vehicle interest expense, net
Americas RAC	$(4)	$(22)	$(80)
International RAC	(18)	(10)	—
Total reportable segments	(22)	(32)	(80)
Corporate	391	270	249
Total Hertz Global and Hertz	$369	$238	$169

	As of December 31,
(In millions)	2024	2023
Revenue earning vehicles, net
Americas RAC(1)(2)	$10,253	$12,450
International RAC(1)	1,710	2,201
Total Hertz Global and Hertz	$11,963	$14,651
Property and equipment, net
Americas RAC	$460	$501
International RAC	71	73
Total reportable segments	531	574
Corporate	92	97
Total Hertz Global and Hertz	$623	$671
Total assets
Americas RAC	$17,386	$19,252
International RAC	3,456	4,245
Total reportable segments	20,842	23,497
Corporate	960	1,108
Total Hertz Global(3)	21,802	24,605
Corporate - Hertz	(1)	(1)
Total Hertz(3)	$21,801	$24,604
(1)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date. See Note 5, "Revenue Earning Vehicles."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)    As of December 31, 2023, includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date, including the First EV Disposal Group. See Note 5, "Revenue Earning Vehicles."
(3)    The consolidated total assets of Hertz Global and Hertz as of December 31, 2024 and 2023 include total assets of VIEs of $1.4 billion and $1.7 billion, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 7, "Debt," for further information.

	Years Ended December 31,
(In millions)	2024	2023	2022
Revenue earning vehicles and non-vehicle capital assets
Americas RAC:
Expenditures	$(8,931)	$(7,736)	$(9,352)
Proceeds from disposals	6,105	4,376	5,768
Net expenditures - Hertz Global and Hertz	$(2,826)	$(3,360)	$(3,584)
International RAC:
Expenditures	$(1,687)	$(1,921)	$(1,379)
Proceeds from disposals	1,594	1,298	741
Net expenditures - Hertz Global and Hertz	$(93)	$(623)	$(638)
Corporate:
Expenditures	$(11)	$(45)	$(15)
Proceeds from disposals	2	5	1
Net expenditures - Hertz Global and Hertz	$(9)	$(40)	$(14)

The Company operates in the U.S. and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Years Ended December 31,
(In millions)	2024	2023	2022
Revenues
U.S.	$7,060	$7,392	$6,985
International	1,989	1,979	1,700
Total Hertz Global and Hertz	$9,049	$9,371	$8,685

	As of December 31,
(In millions)	2024	2023
Revenue earning vehicles, net
U.S.(1)	$9,880	$11,980
International	2,083	2,671
Total Hertz Global and Hertz(1)(2)	$11,963	$14,651
Property and equipment, net
U.S.	$535	$577
International	88	94
Total Hertz Global and Hertz	$623	$671
Operating lease right-of-use assets
U.S.	$1,815	$1,995
International	273	258
Total Hertz Global and Hertz	$2,088	$2,253

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	2024	2023
Total assets
U.S.	$17,670	$19,550
International	4,132	5,055
Total Hertz Global	21,802	24,605
U.S. - Hertz	(1)	(1)
Total Hertz	$21,801	$24,604
(1)    In 2023, includes the carrying amount of the First EV Disposal Group. See Note 5, "Revenue Earning Vehicles."
(2)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date. See Note 5, "Revenue Earning Vehicles."

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS
(In millions, except par value and share data)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$1	$—
Restricted cash and cash equivalents	—	—
Total cash and cash equivalents and restricted cash and cash equivalents	1	—
Prepaid expenses and other assets	—	1
Investments in subsidiaries, net	326	3,543
Deferred income taxes, net	4	3
Total assets	$331	$3,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued taxes, net	—	2
Public Warrants	178	453
Total liabilities	178	455
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 481,502,623 and 479,990,286 shares issued, respectively, and 306,690,579 and 305,178,242 shares outstanding, respectively	5	5
Treasury stock, at cost, 174,812,044 and 174,812,044 common shares, respectively	(3,430)	(3,430)
Additional paid-in capital	6,396	6,405
Retained earnings (Accumulated deficit)	(2,502)	360
Accumulated other comprehensive income (loss)	(316)	(248)
Total stockholders' equity	153	3,092
Total liabilities and stockholders' equity	$331	$3,547

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2024	2023	2022
Revenues	$—	$—	$—
Expenses:
Change in fair value of Public Warrants	(275)	(163)	(704)
Total expenses	(275)	(163)	(704)
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	275	163	704
Income tax (provision) benefit	—	1	—
Equity in earnings (losses) of subsidiaries, net of tax	(3,137)	452	1,355
Net income (loss)	$(2,862)	$616	$2,059

The accompanying notes are an integral part of these financial statements.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$(2,862)	$616	$2,059
Total other comprehensive income (loss)	(68)	46	(80)
Total comprehensive income (loss)	$(2,930)	$662	$1,979

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$(2)	$3	$—
Cash flows from financing activities:
Proceeds from exercises of Public Warrants	—	—	3
Share repurchases	—	(315)	(2,461)
Dividends from Hertz	7	321	2,477
Other	(4)	(9)	(20)
Net cash provided by (used in) financing activities	3	(3)	(1)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	1	—	(1)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	1
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1	$—	$—

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

These condensed parent company financial statements reflect the activity of Hertz Holdings as the parent company to Hertz and have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Hertz exceed 25% of the consolidated net assets of Hertz Holdings. This information should be read in conjunction with the consolidated financial statements of Hertz Global included in this 2024 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Note 2—Dividends

In 2024, $7 million of cash dividends were paid by Hertz to Hertz Holdings. In 2023 and 2022, $321 million and $2.5 billion in cash dividends were paid by Hertz to Hertz Holdings to fund common stock repurchases, respectively. There were no non-cash dividends paid by Hertz in 2024, 2023 or 2022.

Note 3—Share Repurchases

For a discussion of the share repurchase programs of Hertz Holdings, see Note 17, "Equity and Earnings (Loss) Per Common Share – Hertz Global" in Part II, Item 8 of this 2024 Annual Report. There were no share repurchases during the year ended December 31, 2024. In 2023, Hertz Holdings repurchased 19,381,160 shares, for $291 million, excluding applicable excise tax, which is included in treasury stock in the accompanying parent-only balance sheets of Hertz Holdings as of December 31, 2024 and 2023.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(In millions)

	Balance at Beginning of Period	Additions
		Charges to Earnings		Translation Adjustments	Deductions		Balance at End of Period
Receivables allowances:
Year ended December 31, 2024	$47	$120		$—	$(108)	(1)	$59
Year ended December 31, 2023	45	93		—	(91)	(1)	47
Year ended December 31, 2022	50	57		—	(62)	(1)	45

Tax valuation allowances:
Year ended December 31, 2024	$305	$558	(2)	$(15)	$(9)	(3)	$839
Year ended December 31, 2023	511	22		10	(238)	(3)	305
Year ended December 31, 2022	690	—		(33)	(146)	(3)	511
(1)    Amounts written off, net of recoveries.
(2)    Activity represents the establishment of $383 million and $175 million of domestic and foreign valuation allowances, respectively. See Note 11, "Income Tax (Provision) Benefit," for further information.
(3)    Activity represents the release of a valuation allowance.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

HERTZ GLOBAL HOLDINGS, INC.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this 2024 Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this 2024 Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
this 2024 Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by COSO in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this 2024 Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) entered into or terminated any (i) contract or written plan for the purchase or sale of securities of Hertz Global intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Hertz Global has adopted an Insider Trading Policy and procedures applicable to all Company personnel – including directors, officers, employees and other covered persons – and has implemented processes for the Company that the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the Nasdaq listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this 2024 Annual Report.

Hertz Global

The information required by Item 10 with respect to Hertz Global, other than the executive officers of Hertz Global, which information is contained in Part 1 of this 2024 Annual Report, is incorporated by reference to the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Hertz Global. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this 2024 Annual Report.

Hertz

As disclosed in the Explanatory Note to this 2024 Annual Report, Hertz Global indirectly owns 100% of the common stock of Hertz. As a wholly owned subsidiary, Hertz is not a listed company, is managed together with Hertz Global and is subject to Hertz Global’s policies and procedures.

Directors and Executive Officers of Hertz

The Board of Hertz is comprised of W. Gil West, Scott Haralson and Sandeep Dube, each an executive officer of Hertz Global. The common stock of Hertz is not listed on any national securities exchange and, therefore, is not required to have independent directors on its board, nor is it required to have any committees of its board, including an audit committee, compensation committee, or nominating and governance committee.

The executive officers of Hertz are the same individuals as the executive officers of Hertz Global.

Information about the individuals serving as members of the Board and as executive officers of Hertz can be found in Part I of this 2024 Annual Report under “Information About Our Executive Officers.”

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

Audit Committee Financial Expert

As disclosed above, Hertz is not required to have an audit committee of its Board. The full Board of Hertz fulfills the duties of an audit committee. Although the Hertz Board has not designated any of its members as an audit committee financial expert, Mr. Haralson, who serves as Hertz Global’s Executive Vice President and Chief Financial Officer, is a member of the Board of Hertz and meets the requirements under SEC rules and regulations for an “audit committee financial expert.”

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 11. EXECUTIVE COMPENSATION

Hertz Global

The information required by Item 11 with respect to Hertz Global is incorporated by reference to the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Hertz Global.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Hertz Global

The information required by Item 12 with respect to Hertz Global is incorporated by reference to the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Hertz Global.

Hertz

Hertz Global owns 100% of Hertz’s issued and outstanding common stock. None of Hertz’s executive officers or directors owns any equity securities of Hertz and Hertz does not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Hertz Global

The information required by Item 13 with respect to Hertz Global is incorporated by reference to the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Hertz Global.

Hertz

See Note 16, "Related Party Transactions," in Part II, Item 8 of this 2024 Annual Report for information related to certain relationships and transactions that existed or that Hertz has entered into with related persons in 2024.

See Item 10. Directors, Executive Officers and Corporate Governance, for information required by Item 407(a) of Regulation S-K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and services performed by Ernst & Young LLP, Hertz Global and Hertz's principal accounting firm during fiscal years 2024 and 2023, were as follows:

(In millions)	2024	2023
Audit fees(1)	$13	$12
Audit-related fees(2)	1	2
Tax fees	—	—
All other fees	—	—
Total	$14	$14
(1)    Audit fees were for services rendered in connection with (i) the audit of the financial statements included in the Hertz Global and Hertz Annual Reports, (ii) the reviews of the financial statements included in the Hertz Global and Hertz Quarterly Reports on Form 10-Q, (iii) the attestation of the effectiveness of internal control over financial reporting for Hertz Global and Hertz, (iv) statutory audits and (v) the comfort letters in connection with our financing transactions.
(2)    Audit-related fees were for services rendered in connection with due diligence and assurance services and employee benefit plan audits.

Audit Committee Pre-Approval Policies and Procedures

The Hertz Global Audit Committee charter requires the Audit Committee to pre-approve all audit and permitted non-audit services to be performed by our independent registered public accounting firm, and the Audit Committee annually adopts a pre-approval policy setting forth the types of services and amounts subject to pre-approval for the fiscal year. The Audit Committee is also permitted to delegate pre-approval authority to the Chair of the Audit Committee, who must then provide a report to the full Audit Committee at its next scheduled meeting. All audit and non-audit fees were pre-approved by the Audit Committee in 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2024 Annual Report:

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
Third Amended and Restated Bylaws of Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on December 13, 2024).

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
Indenture, dated June 28, 2024, by and among The Hertz Corporation, as Issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee and as notes collateral agent, governing the 12.625% First Lien Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 28, 2024).

4.4.1	Hertz Holdings Hertz
First Supplemental Indenture 12.625% First Lien Senior Secured Notes due 2029, dated as of July 19, 2024, among The Hertz Corporation, as Issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 12, 2024).

4.4.2	Hertz Holdings Hertz
Second Supplemental Indenture 12.625% First Lien Senior Secured Notes due 2029, dated as of December 12, 2024, by and among The Hertz Corporation, as Issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on December 13, 2024).

4.4.3	Hertz Holdings Hertz
Third Supplemental Indenture 12.625% First Lien Senior Secured Notes due 2029, dated as of December 12, 2024, by and among The Hertz Corporation, as Issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on December 13, 2024).

4.5	Hertz Holdings Hertz
Indenture, dated June 28, 2024, by and among The Hertz Corporation, as Issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee and as notes collateral agent, governing the 8.000% Exchangeable Senior Second-Lien Secured PIK Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 28, 2024).

4.5.1	Hertz Holdings Hertz
First Supplemental Indenture 8.000% Exchangeable Senior Second-Lien Secured PIK Notes due 2029, dated as of July 19, 2024, among The Hertz Corporation, as Issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 12, 2024).

4.5.2	Hertz Holdings Hertz
Second Supplemental Indenture 8.000% Exchangeable Senior Second-Lien Secured PIK Notes due 2029, dated as of December 12, 2024, by and among The Hertz Corporation, as Issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on December 13, 2024).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.6	Hertz Holdings Hertz
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

4.6.1	Hertz Holdings Hertz
Amendment No. 1 to Second Amended and Restated Series 2021-A Supplement, dated as of April 16, 2024, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, the several committed note purchasers party thereto, the several conduit investors party thereto, the several funding agents for the investor groups party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 22, 2024).

4.6.2	Hertz
Amendment No. 2 to Second Amended and Restated Series 2021-A Supplement, dated as of May 8, 2024, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, the several committed note purchasers party thereto, the several conduit investors party thereto, the several funding agents for the investor groups party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 1, 2024).

4.7	Hertz Holdings Hertz
Amended and Restated Series 2021-1 Supplement, dated as of October 20, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 12, 2024).

4.8	Hertz Holdings Hertz
Amended and Restated Series 2021-2 Supplement, dated as of October 20, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 12, 2024).

4.9	Hertz Holdings Hertz
Amended and Restated Series 2022-1 Supplement, dated as of October 20, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 12, 2024).

4.10	Hertz Holdings Hertz
Amended and Restated Series 2022-2 Supplement, dated as of October 20, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 12, 2024).

4.11	Hertz Holdings Hertz
Amended and Restated Series 2022-3 Supplement, dated as of October 20, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 12, 2024).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.12	Hertz Holdings Hertz
Amended and Restated Series 2022-4 Supplement, dated as of October 20, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 12, 2024).

4.13	Hertz Holdings Hertz
Amended and Restated Series 2022-5 Supplement, dated as of October 20, 2023, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 12, 2024).

4.14	Hertz Holdings Hertz
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

4.15	Hertz Holdings Hertz
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

4.16	Hertz Holdings Hertz
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

4.17	Hertz Holdings Hertz
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

4.18	Hertz Holdings Hertz
Series 2024-1 Supplement, dated as of July 26, 2024, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 26, 2024).

4.19	Hertz Holdings Hertz
Series 2024-2 Supplement, dated as of July 26, 2024, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 26, 2024).

4.20	Hertz Holdings Hertz
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

4.20.1	Hertz Holdings Hertz
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.21	Hertz Holdings Hertz
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

4.22	Hertz Holdings Hertz
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

4.22.1	Hertz Holdings Hertz
Amendment Deed dated April 16, 2024 relating to the amendment of the (i) Issuer Facility Agreement originally dated 25 September 2018 (and as amended on 8 November 2019, 23 December 2020, 29 April 2021, 21 December 2021, 20 December 2022 and 22 September 2023); and (ii) Master Definitions and Constructions Agreement originally dated 25 September 2018 (and as amended on 8 November 2019, 23 December 2020 and as further amended and restated on 29 April 2021, 21 December 2021, 21 June 2022, 20 December 2022 and 22 September 2023), entered into by and among, inter alia, International Fleet Financing No. 2 B.V., Wilmington Trust SP Services (Dublin) Limited, Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Stuurgroep Holland B.V., Stuurgroep Fleet (Netherlands) B.V. Sucursal En Espana, Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SLU, Hertz Autovermietung GMBH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas, BNP Paribas, Italian Branch, BNP Paribas S.A., Hertz Italiana S.R.L., IFM SPV S.R.L., Hertz Fleet Italiana S.R.L., Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, The Hertz Corporation, BNP Paribas, Luxembourg Branch, TMF SFS Management BV, TMF France Management SARL, TMF France SAS, KPMG Advisory SAS, BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Banca Nazionale Del Lavoro S.P.A., Sanne Trustee Services Limited, certain committed note purchasers, conduit investors and funding agents named therein, Hertz Holdings Netherlands 2 B.V. and Hertz International Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 22, 2024).

4.22.2	Hertz Holdings Hertz
Amended and Restated Issuer Facility Agreement as amended and restated on June 26, 2024, by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation U.K. Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 28, 2024).

4.22.3	Hertz Holdings Hertz
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

4.22.4	Hertz Holdings Hertz
Amended and Restated Performance Guarantee and Indemnity Deed, dated as of June 26, 2024, by and among The Hertz Corporation, Stuurgroep Fleet (Netherlands) B.V., RAC Finance S.A.S., Hertz Fleet Limited, Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 28, 2024).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.22.5	Hertz Holdings Hertz
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

4.22.6	Hertz Holdings Hertz
Amended and Restated Dutch Master Lease and Servicing Agreement, amended and restated on June 26, 2024, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Automobielen Nederland B.V., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 1, 2024).

4.22.7	Hertz Holdings Hertz
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

4.22.8	Hertz Holdings Hertz
Amended and Restated French Master Lease and Servicing Agreement, amended and restated on June 26, 2024, by and among RAC Finance SAS., Hertz France SAS., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 1, 2024).

4.22.9	Hertz Holdings Hertz
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

4.22.10	Hertz Holdings Hertz
Amended and Restated German Master Lease and Servicing Agreement, amended and restated on June 26, 2024, by and among Hertz Fleet Limited, Hertz Autovermietung GMBH, those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 1, 2024).

4.22.11	Hertz Holdings Hertz
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

4.22.12	Hertz Holdings Hertz
Amended and Restated Italian Master Lease Agreement, amended and restated on June 26, 2024, by and among IFM SPV S.R.L., Hertz Italiana S.R.L., those Permitted Lessees from time to time becoming Lessees thereunder, Hertz Fleet Italiana S.R.L., International Fleet Financing No. 2 B.V., and Banca Finanziaria Internationazionale S.P.A. (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 1, 2024).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.22.13	Hertz Holdings Hertz
Amended and Restated Spanish Master Lease and Servicing Agreement, amended and restated on September 22, 2023, by and among Stuurgroep Fleet (Netherlands) B.V., Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, Hertz de Espana, S.L.U., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on October 26, 2023).

4.22.14	Hertz Holdings Hertz
Amended and Restated Spanish Master Lease and Servicing Agreement, amended and restated on June 26, 2024, by and among Stuurgroep Fleet (Netherlands) B.V., Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, Hertz de Espana, S.L.U., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 1, 2024).

4.22.15	Hertz Holdings Hertz
Belgian Master Instalment Sale and Administration Agreement, dated June 26, 2024, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Belgium BV, those Permitted Instalment Purchasers from time to time becoming Instalment Purchasers thereunder, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 1, 2024).

4.22.16	Hertz Holdings Hertz
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

4.22.17	Hertz Holdings Hertz
Amended and Restated Master Definitions and Constructions Agreement as amended and restated on June 26, 2024, by and among International Fleet Financing No. 2 B.V., Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SLU, Hertz Autovermietung GMBH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas, BNP Paribas, Italian Branch, BNP Paribas S.A., Hertz Italiana S.R.L., IFM SPV S.R.L., Hertz Fleet Italiana S.R.L., Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, The Hertz Corporation, BNP Paribas, Luxembourg Branch, TMF SFS Management BV, TMF France Management SARL, TMF France SAS, KPMG Advisory SAS, BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Banca Nazionale Del Lavoro S.P.A., Sanne Trustee Services Limited, certain committed note purchasers, conduit investors and funding agents named therein, Hertz Holdings Netherlands 2 B.V. and Hertz International Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 28, 2024).

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

10.6.8	Hertz Holdings Hertz
Amendment No. 8, dated April 16, 2024, to Credit Agreement, dated June 30, 2021, by and among The Hertz Corporation, the Subsidiary Borrowers party thereto, Rental Car Intermediate Holdings, LLC, the other guarantors party thereto, Barclays Bank PLC, as administrative agent, and the Revolving Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 22, 2024).

10.6.9	Hertz Holdings Hertz
Amendment No. 9, dated as of May 3, 2024, to Credit Agreement, dated as of June 30, 2021, by and among The Hertz Corporation, the Subsidiary Borrowers party thereto, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 1, 2024).

10.7	Hertz Holdings Hertz
Note Purchase Agreement, dated as of June 19, 2024, among The Hertz Corporation and the several investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 21, 2024).

10.8	Hertz Holdings Hertz
Guarantee Agreement, dated as of July 26, 2024, by and between Hertz Global Holdings, Inc. and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 26, 2024).

10.9	Hertz Holdings Hertz
Aircraft Time Sharing Agreement, dated as of April 22, 2022 between The Hertz Corporation and Stephen M. Scherr (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).†

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

10.11.1	Hertz Holdings Hertz
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

10.13	Hertz Holdings Hertz
Hertz Global Holdings, Inc. Amended and Restated Directors' Compensation Policy, dated January 31, 2024 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 12, 2024).†

10.14	Hertz Holdings Hertz
Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 2, 2021).†

10.15	Hertz Holdings Hertz
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 2, 2021).†

10.16	Hertz Holdings Hertz
Form of Employee Stock Option Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 2, 2021).†

10.17	Hertz Holdings Hertz
Form of Restricted Stock Unit Agreement (2022) under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).†

10.18	Hertz Holdings Hertz
Form of Restricted Stock Unit Agreement (2024) under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 25, 2024).†

10.19	Hertz Holdings Hertz
Form of Performance Stock Unit Agreement (2022) under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).†

10.20	Hertz Holdings Hertz
Form of Performance Stock Unit Agreement (2024) under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 25, 2024).†

10.21	Hertz Holdings Hertz
Form of Executive Sign-On Performance Stock Unit Agreement under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).†

10.22	Hertz Holdings Hertz	2021 Hertz Global Holdings, Inc. Severance Plan for Senior Executives, amended and restated as of December 11, 2023.†*
10.23	Hertz Holdings Hertz
Offer Letter, dated May 29, 2024, between Scott Haralson and Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 1, 2024).†

10.24	Hertz Holdings Hertz
Employment Agreement, dated as of February 3, 2022, between Hertz Global Holdings, Inc., and Stephen M. Scherr (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 27, 2022).†

10.25	Hertz Holdings Hertz
Employment Agreement, dated March 15, 2024, between Hertz Global Holdings, Inc. and Gil West (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 18, 2024).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.26	Hertz Holdings Hertz
Offer Letter between Colleen Batcheler and Hertz Global Holdings, Inc. dated April 4, 2022 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 7, 2023).†

10.27	Hertz Holdings Hertz
Offer Letter between Eric Leef and Hertz Global Holdings, Inc. dated September 2, 2020 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 7, 2023).†

10.28	Hertz Holdings Hertz
Offer Letter between Alexandra Brooks and Hertz Global Holdings, Inc. dated July 25, 2023 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on October 26, 2023).†

10.29	Hertz Holdings Hertz
Offer Letter between Justin Keppy and Hertz Global Holdings, Inc. dated October 12, 2023 (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 12, 2024).†

10.30	Hertz Holdings Hertz
Separation Agreement and General Release of All Claims, entered on June 6, 2024, by and among Justin Keppy, Hertz Global Holdings, Inc. and The Hertz Corporation (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 1, 2024).†

10.31	Hertz Holdings Hertz
Offer Letter, dated June 28, 2024, between Sandeep Dube and Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 12, 2024).†

10.32	Hertz Holdings Hertz
Offer Letter, dated June 25, 2024, between Katherine Lee Martin and Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 12, 2024).†

19.1	Hertz Holdings Hertz	Insider Trading Policy.*
21.1	Hertz Holdings Hertz	The List of Subsidiaries of Hertz Global Holdings, Inc. and The Hertz Corporation.*
23.1	Hertz Holdings	Consent of Independent Registered Public Accounting Firm.*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
97.1	Hertz Holdings Hertz
Hertz Global Holdings, Inc. Covered Officer Compensation Clawback Policy, effective as of October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 12, 2024).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
101.INS	Hertz Holdings Hertz	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)*
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).*
______________________________________________________________________________
† Indicates management contract or compensatory plan or arrangement.
* Filed herewith
**Furnished herewith

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lee County, Florida on the 18th day of February 2025.

HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)

By:	/s/ SCOTT M. HARALSON
Name:	Scott M. Haralson
Title:	Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 18, 2025:

Signature	Title

/s/ W. GIL WEST	Chief Executive Officer of the Registrants and Director of the Registrants (Principal Executive Officer)
W. Gil West

/s/ SCOTT M. HARALSON	Executive Vice President and Chief Financial Officer of the Registrants and Director of The Hertz Corporation (Principal Financial Officer)
Scott M. Haralson

/s/ FRANCIS S. BLAKE	Director of Hertz Global Holdings, Inc.
Francis S. Blake

/s/ LUCY CLARK DOUGHERTY	Director of Hertz Global Holdings, Inc.
Lucy Clark Dougherty

/s/ COLIN FARMER	Director of Hertz Global Holdings, Inc.
Colin Farmer

/s/ JENNIFER FEIKIN	Director of Hertz Global Holdings, Inc.
Jennifer Feikin

/s/ MARK FIELDS	Director of Hertz Global Holdings, Inc.
Mark Fields

/s/ VINCENT J. INTRIERI	Director of Hertz Global Holdings, Inc.
Vincent J. Intrieri

/s/ MICHAEL GREGORY O'HARA	Director of Hertz Global Holdings, Inc.
Michael Gregory O'Hara

/s/ ANDREW SHANNAHAN	Director of Hertz Global Holdings, Inc.
Andrew Shannahan

/s/ EVANGELINE VOUGESSIS	Director of Hertz Global Holdings, Inc.
Evangeline Vougessis

/s/ THOMAS WAGNER	Director of Hertz Global Holdings, Inc.
Thomas Wagner

/s/ SANDEEP DUBE	Director of The Hertz Corporation
Sandeep Dube