Form 10-Q
period 2025-03-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2025-05-12
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address, Zip Code and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC.				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	The Nasdaq Stock Market LLC
Hertz Global Holdings, Inc.	Warrants to purchase common stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.61 per share, subject to adjustment	HTZWW	The Nasdaq Stock Market LLC
The Hertz Corporation	None		None	None

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	May 5, 2025
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	309,311,073
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
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
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$626	$592
Restricted cash and cash equivalents:
Vehicle	112	258
Non-vehicle	283	283
Total restricted cash and cash equivalents	395	541
Total cash and cash equivalents and restricted cash and cash equivalents	1,021	1,133
Receivables:
Vehicle	477	389
Non-vehicle, net of allowance of $57 and $58, respectively	755	816
Total receivables, net	1,232	1,205
Prepaid expenses and other assets	1,010	894
Revenue earning vehicles:
Vehicles	13,139	12,714
Less: accumulated depreciation	(986)	(751)
Total revenue earning vehicles, net	12,153	11,963
Property and equipment, net	595	623
Operating lease right-of-use assets	2,140	2,088
Intangible assets, net	2,852	2,852
Goodwill	1,044	1,044
Total assets(1)	$22,047	$21,802
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$367	$161
Non-vehicle	494	481
Total accounts payable	861	642
Accrued liabilities	1,191	1,174
Accrued taxes, net	198	158
Debt:
Vehicle	11,026	11,231
Non-vehicle	5,746	5,104
Total debt	16,772	16,335
Public Warrants	187	178
Operating lease liabilities	2,125	2,073
Self-insured liabilities	627	617
Deferred income taxes, net	348	472
Total liabilities(1)	22,309	21,649
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 482,788,945 and 481,502,623 shares issued, respectively, and 307,976,901 and 306,690,579 shares outstanding, respectively	5	5
Treasury stock, at cost, 174,812,044 and 174,812,044 common shares, respectively	(3,430)	(3,430)
Additional paid-in capital	6,409	6,396
Retained earnings (Accumulated deficit)	(2,945)	(2,502)
Accumulated other comprehensive income (loss)	(301)	(316)
Total stockholders' equity (deficit)	(262)	153
Total liabilities and stockholders' equity (deficit)	$22,047	$21,802
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of March 31, 2025 and December 31, 2024 include total assets of variable interest entities (“VIEs”) of $1.2 billion and $1.4 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of March 31, 2025 and December 31, 2024 include total liabilities of VIEs of $1.2 billion and $1.4 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 4, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$1,813	$2,080
Expenses:
Direct vehicle and operating	1,274	1,366
Depreciation of revenue earning vehicles and lease charges, net	535	969
Non-vehicle depreciation and amortization	30	32
Selling, general and administrative	219	162
Interest expense, net:
Vehicle	140	141
Non-vehicle	127	75
Interest expense, net	267	216
Other (income) expense, net	4	2
Change in fair value of Public Warrants	9	(86)
Total expenses	2,338	2,661
Income (loss) before income taxes	(525)	(581)
Income tax (provision) benefit	82	395
Net income (loss)	$(443)	$(186)

Weighted-average common shares outstanding:
Basic	307	305
Diluted	307	305
Earnings (loss) per common share:
Basic	$(1.44)	$(0.61)
Diluted	$(1.44)	$(0.61)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(443)	$(186)
Other comprehensive income (loss):
Foreign currency translation adjustments	15	(40)
Total other comprehensive income (loss)	15	(40)
Total comprehensive income (loss)	$(428)	$(226)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2023	—	$—	305	$5	$6,405	$360	$(248)	175	$(3,430)	$3,092
Net income (loss)	—	—	—	—	—	(186)	—	—	—	(186)
Other comprehensive income (loss)	—	—	—	—	—	—	(40)	—	—	(40)
Net settlement on vesting of restricted stock	—	—	1	—	(2)	—	—	—	—	(2)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
Stock-based compensation forfeitures(1)	—	—	—	—	(68)	—	—	—	—	(68)
March 31, 2024	—	$—	306	$5	$6,351	$174	$(288)	175	$(3,430)	$2,812
(1)    Represents former chief executive officer ("CEO") awards forfeited in March 2024. See also Note 8, "Stock-Based Compensation."

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity (Deficit)
Balance as of:
December 31, 2024	—	$—	307	$5	$6,396	$(2,502)	$(316)	175	$(3,430)	$153
Net income (loss)	—	—	—	—	—	(443)	—	—	—	(443)
Other comprehensive income (loss)	—	—	—	—	—	—	15	—	—	15
Net settlement on vesting of restricted stock	—	—	1	—	(3)	—	—	—	—	(3)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
March 31, 2025	—	$—	$308	$5	$6,409	$(2,945)	$(301)	175	$(3,430)	$(262)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(443)	$(186)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	624	1,070
Depreciation and amortization, non-vehicle	30	32
Amortization of deferred financing costs and debt discount (premium)	20	18
Non-cash paid-in-kind ("PIK") interest on Exchangeable Notes	11	—
Stock-based compensation charges	16	16
Stock-based compensation forfeitures	—	(68)
Provision for receivables allowance	25	31
Deferred income taxes, net	(124)	(414)
(Gain) loss on sale of non-vehicle capital assets	(3)	1
Change in fair value of Public Warrants	9	(86)
Changes in financial instruments	—	6
Other	4	(10)
Changes in assets and liabilities:
Non-vehicle receivables	43	(36)
Prepaid expenses and other assets	(34)	(56)
Operating lease right-of-use assets	113	100
Non-vehicle accounts payable	7	(4)
Accrued liabilities	21	31
Accrued taxes, net	38	21
Operating lease liabilities	(113)	(100)
Self-insured liabilities	7	4
Net cash provided by (used in) operating activities	251	370
Cash flows from investing activities:
Revenue earning vehicles expenditures	(2,847)	(1,904)
Proceeds from disposal of revenue earning vehicles	2,124	1,233
Non-vehicle capital asset expenditures	(22)	(33)
Proceeds from disposal of non-vehicle capital assets	27	3
Return of (investment in) equity investments	—	(2)
Net cash provided by (used in) investing activities	(718)	(703)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	1,126	534
Repayments of vehicle debt	(1,384)	(892)
Proceeds from issuance of non-vehicle debt	900	935
Repayments of non-vehicle debt	(280)	(490)
Payment of financing costs	(13)	—
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2025	2024
Other	(3)	(2)
Net cash provided by (used in) financing activities	346	85
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	9	(13)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(112)	(261)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,133	1,206
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,021	$945

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$121	$121
Non-vehicle	142	58
Income taxes, net of refunds	9	12
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$151	$550
Sales of revenue earning vehicles included in vehicle receivables	261	156
Purchases of non-vehicle capital assets included in accounts payable	6	16
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	15	13

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$626	$591
Restricted cash and cash equivalents:
Vehicle	112	258
Non-vehicle	283	283
Total restricted cash and cash equivalents	395	541
Total cash and cash equivalents and restricted cash and cash equivalents	1,021	1,132
Receivables:
Vehicle	477	389
Non-vehicle, net of allowance of $57 and $58, respectively	755	816
Total receivables, net	1,232	1,205
Prepaid expenses and other assets	1,009	894
Revenue earning vehicles:
Vehicles	13,139	12,714
Less: accumulated depreciation	(986)	(751)
Total revenue earning vehicles, net	12,153	11,963
Property and equipment, net	595	623
Operating lease right-of-use assets	2,140	2,088
Intangible assets, net	2,852	2,852
Goodwill	1,044	1,044
Total assets(1)	$22,046	$21,801
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$367	$161
Non-vehicle	494	481
Total accounts payable	861	642
Accrued liabilities	1,192	1,174
Accrued taxes, net	198	158
Debt:
Vehicle	11,026	11,231
Non-vehicle	5,746	5,104
Total debt	16,772	16,335
Operating lease liabilities	2,125	2,073
Self-insured liabilities	627	617
Deferred income taxes, net	351	476
Total liabilities(1)	22,126	21,475
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,611	4,598
Retained earnings (Accumulated deficit)	(4,390)	(3,956)
Accumulated other comprehensive income (loss)	(301)	(316)
Total stockholder's equity (deficit)	(80)	326
Total liabilities and stockholder's equity (deficit)	$22,046	$21,801
(1)    The Hertz Corporation's consolidated total assets as of March 31, 2025 and December 31, 2024 include total assets of VIEs of $1.2 billion and $1.4 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of March 31, 2025 and December 31, 2024 include total liabilities of VIEs of $1.2 billion and $1.4 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 4, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended March 31,
	2025	2024
Revenues	$1,813	$2,080
Expenses:
Direct vehicle and operating	1,274	1,366
Depreciation of revenue earning vehicles and lease charges, net	535	969
Non-vehicle depreciation and amortization	30	32
Selling, general and administrative	219	162
Interest expense, net:
Vehicle	140	141
Non-vehicle	127	75
Interest expense, net	267	216
Other (income) expense, net	4	2
Total expenses	2,329	2,747
Income (loss) before income taxes	(516)	(667)
Income tax (provision) benefit	82	395
Net income (loss)	$(434)	$(272)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(434)	$(272)
Other comprehensive income (loss):
Foreign currency translation adjustments	15	(40)
Total other comprehensive income (loss)	15	(40)
Total comprehensive income (loss)	$(419)	$(312)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance as of:
December 31, 2023	100	$—	$4,610	$(819)	$(248)	$3,543
Net income (loss)	—	—	—	(272)	—	(272)
Other comprehensive income (loss)	—	—	—	—	(40)	(40)
Stock-based compensation charges	—	—	16	—	—	16
Stock-based compensation forfeitures(1)	—	—	(68)	—	—	(68)
Dividends paid to Hertz Holdings	—	—	(2)	—	—	(2)
March 31, 2024	100	$—	$4,556	$(1,091)	$(288)	$3,177
(1)    Represents former chief executive officer ("CEO") awards forfeited in March 2024. See also Note 8, "Stock-Based Compensation."

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2024	100	$—	$4,598	$(3,956)	$(316)	$326
Net income (loss)	—	—	—	(434)	—	(434)
Other comprehensive income (loss)	—	—	—	—	15	15
Stock-based compensation charges	—	—	16	—	—	16
Dividends paid to Hertz Holdings	—	—	(3)	—	—	(3)
March 31, 2025	100	$—	$4,611	$(4,390)	$(301)	$(80)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(434)	$(272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	624	1,070
Depreciation and amortization, non-vehicle	30	32
Amortization of deferred financing costs and debt discount (premium)	20	18
Non-cash PIK interest on Exchangeable Notes	11	—
Stock-based compensation charges	16	16
Stock-based compensation forfeitures	—	(68)
Provision for receivables allowance	25	31
Deferred income taxes, net	(124)	(414)
(Gain) loss on sale of non-vehicle capital assets	(3)	1
Changes in financial instruments	—	6
Other	4	(10)
Changes in assets and liabilities:
Non-vehicle receivables	43	(36)
Prepaid expenses and other assets	(34)	(56)
Operating lease right-of-use assets	113	100
Non-vehicle accounts payable	7	(4)
Accrued liabilities	21	31
Accrued taxes, net	38	21
Operating lease liabilities	(113)	(100)
Self-insured liabilities	7	4
Net cash provided by (used in) operating activities	251	370
Cash flows from investing activities:
Revenue earning vehicles expenditures	(2,847)	(1,904)
Proceeds from disposal of revenue earning vehicles	2,124	1,233
Non-vehicle capital asset expenditures	(22)	(33)
Proceeds from disposal of non-vehicle capital assets	27	3
Return of (investment in) equity investments	—	(2)
Net cash provided by (used in) investing activities	(718)	(703)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	1,126	534
Repayments of vehicle debt	(1,384)	(892)
Proceeds from issuance of non-vehicle debt	900	935
Repayments of non-vehicle debt	(280)	(490)
Payment of financing costs	(13)	—
Dividends paid to Hertz Holdings	(3)	(2)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2025	2024
Other	1	—
Net cash provided by (used in) financing activities	347	85
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	9	(13)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(111)	(261)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,132	1,206
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,021	$945

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$121	$121
Non-vehicle	142	58
Income taxes, net of refunds	9	12
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$151	$550
Sales of revenue earning vehicles included in vehicle receivables	261	156
Purchases of non-vehicle capital assets included in accounts payable	6	16
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	15	13

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q ("Quarterly Report") combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2025 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes and, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

The December 31, 2024 unaudited condensed consolidated balance sheet data is derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on February 18, 2025.

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

Recently Issued Accounting Pronouncements

Not yet adopted

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board ("FASB") issued guidance to enhance income tax disclosures related to, among other items, rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. The Company intends to adopt the guidance when it becomes effective using a retrospective application and will include the required disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025.

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

Note 3—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	March 31, 2025	December 31, 2024
Revenue earning vehicles	$12,692	$12,424
Less accumulated depreciation	(986)	(751)
	11,706	11,673
Revenue earning vehicles held for sale, net(1)	447	290
Revenue earning vehicles, net(2)	$12,153	$11,963
(1)    Represents the carrying amount of vehicles classified as held for sale as of the respective balance sheet date.
(2)    As of December 31, 2024, includes an impairment charge recognized against the Company's revenue earning vehicles in the third quarter of 2024.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended March 31,
(In millions)	2025	2024
Depreciation of revenue earning vehicles	$466	$684
(Gain) loss on disposal of revenue earning vehicles(1)(2)	59	276
Rents paid for vehicles leased	10	9
Depreciation of revenue earning vehicles and lease charges, net	$535	$969
(1)    Includes costs associated with the sales of vehicles of $82 million and $45 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
(2)    Includes the write-down to fair value for vehicles classified as held for sale, including the EV Disposal Groups, for the three months ended March 31, 2024, as defined and disclosed below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Electric Vehicles Held for Sale

In December 2023, the Company identified a group of electric vehicles ("EVs") in the Americas RAC segment (the "First EV Disposal Group") that it desired to sell. In March 2024, the Company identified an incremental group of EVs in the Americas RAC and International RAC segments (together with the First EV Disposal Group, the "EV Disposal Groups") that it also desired to sell. During the three months ended March 31, 2024, the Company incurred incremental charges of $154 million for the write-down on the vehicles, of which $147 million and $7 million are associated with the Americas RAC and International RAC segments, respectively, and $41 million for losses incurred on the vehicles sold, primarily in the Americas RAC segment. These amounts are included in depreciation of revenue earning vehicles and lease charges, net in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2024. The Company substantially completed the sale of the EV Disposal Groups as of December 31, 2024.

Note 4—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of March 31, 2025 and December 31, 2024:

Facility	Weighted-Average Interest Rate as of March 31, 2025	Fixed or Floating Interest Rate	Maturity	March 31, 2025	December 31, 2024
Non-Vehicle Debt
First Lien RCF	7.95%	Floating	6/2026	$800	$175
Term B Loan	7.94%	Floating	6/2028	1,251	1,255
Incremental Term B Loan	8.08%	Floating	6/2028	494	495
Term C Loan	7.94%	Floating	6/2028	245	245
First Lien Senior Notes	12.63%	Fixed	7/2029	1,250	1,250
Exchangeable Notes(1)	8.00%	Fixed	7/2029	261	250
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
Unamortized Debt Issuance Costs(2) and Net (Discount) Premium(3)				(55)	(66)
Total Non-Vehicle Debt				5,746	5,104
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(4)	5.97%	Floating	4/2026	1,482	2,162
HVF III Series 2021-A Class B(4)	9.44%	Fixed	8/2025	188	188
				1,670	2,350
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-2(4)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(4)	2.44%	Fixed	6/2025	375	750
HVF III Series 2022-2(4)	2.78%	Fixed	6/2027	750	750
HVF III Series 2022-4(4)	4.22%	Fixed	9/2025	667	667
HVF III Series 2022-5(4)	4.39%	Fixed	9/2027	364	364
HVF III Series 2023-1(4)	6.17%	Fixed	6/2026	500	500

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of March 31, 2025	Fixed or Floating Interest Rate	Maturity	March 31, 2025	December 31, 2024
HVF III Series 2023-2(4)	6.30%	Fixed	9/2028	300	300
HVF III Series 2023-3(4)	6.46%	Fixed	2/2027	500	500
HVF III Series 2023-4(4)	6.66%	Fixed	3/2029	500	500
HVF III Series 2024-1(4)	5.98%	Fixed	1/2028	375	375
HVF III Series 2024-2(4)	6.03%	Fixed	1/2030	375	375
HVF III Series 2025-1(4)	5.36%	Fixed	9/2028	500	—
HVF III Series 2025-2(4)	5.61%	Fixed	9/2030	500	—
				7,706	7,081
Vehicle Debt - Other
European ABS(4)	4.24%	Floating	3/2026	891	1,037
Hertz Canadian Securitization(4)	4.73%	Floating	4/2026	287	292
Australian Securitization(4)	5.74%	Floating	6/2026	211	207
New Zealand RCF	6.73%	Floating	8/2026	66	63
U.K. Financing Facility	7.10%	Floating	4/2025 - 11/2028	107	153
U.K. ABS	6.15%	Floating	12/2026	31	—
Other Vehicle Debt(5)	6.66%	Floating	4/2025 - 7/2028	109	97
				1,702	1,849
Unamortized Debt Issuance Costs and Net (Discount) Premium				(52)	(49)
Total Vehicle Debt				11,026	11,231
Total Debt				$16,772	$16,335
(1)    The effective interest rate of the Exchangeable Notes, inclusive of the bifurcated Exchange Features, as defined and disclosed in Note 10, "Fair Value Measurements," and PIK interest, was approximately 15.3% and 15.0% as of March 31, 2025 and December 31, 2024, respectively.
(2)    Includes approximately $9 million of unamortized debt issuance costs associated with the Exchangeable Notes as of March 31, 2025 and December 31, 2024.
(3)    Includes approximately $4 million of unamortized debt discount associated with the Exchangeable Notes as of March 31, 2025 and December 31, 2024.
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
(5)    Other vehicle debt is primarily comprised of $99 million and $94 million in finance lease obligations as of March 31, 2025 and December 31, 2024, respectively.

Non-Vehicle Debt

First Lien Credit Agreement / First Lien RCF

On April 1 2025, an amendment to the credit agreement governing the First Lien RCF ("the First Lien Credit Agreement"), which was entered into in April 2024 ("Amendment No. 8"), sunset as expected. Amendment No. 8 contained a minimum liquidity covenant of $400 million for each month ending in the second and third quarters of 2024 and $500 million for each month ending in the fourth quarter of 2024 and the first quarter of 2025. Amendment No. 8 also temporarily amended Hertz's compliance with a financial covenant consisting of a ratio of first lien debt to Consolidated EBITDA ("the First Lien Ratio"), as defined within the First Lien Credit Agreement and may be materially different than Adjusted Corporate EBITDA presented in Part I, Item 2 of this Quarterly Report, to require a ratio of less than or equal to 5.0x in the second and third quarters of 2024 and 4.75x in the fourth quarter of 2024

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
and first quarter of 2025. Upon sunset of Amendment No. 8, the First Lien Ratio reverted to a requirement of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year.

In May 2025, the First Lien Credit Agreement was amended ("Amendment No. 10"), which provides for the extension of the maturity date of $1.7 billion of commitments under Hertz's existing $2.0 billion First Lien RCF from June 2026 to March 2028, subject to a springing maturity date (as defined in the First Lien Credit Agreement) and makes certain other amendments to the First Lien Credit Agreement. Hertz will have access to up to $2.0 billion under the First Lien RCF until June 2026, and thereafter the aggregate amount of commitments under the First Lien RCF is $1.7 billion until March 2028, after giving effect to the terms of Amendment No. 10.

Amendment No. 10 also contains a minimum liquidity covenant, consistent with that of Amendment No. 8, which requires $400 million for each month ending in the second and third quarters of the calendar year and $500 million for each month ending in the first and fourth quarter of the calendar year. Liquidity as defined in the First Lien Credit Agreement may be materially different than corporate liquidity presented in Part I, Item 2 of this Quarterly Report. Amendment No. 10 also adds certain limitations on Restricted Payments and Permitted Investments (each as defined in the First Lien Credit Agreement). Under the terms of Amendment No. 10, the minimum liquidity covenant and certain restrictions will sunset upon the end of the Relief Period (as defined in the First Lien Credit Agreement).

Exchangeable Notes

The Exchangeable Notes bear PIK interest payable semi-annually in arrears on January 15 and July 15 (the "Semi-annual PIK Event"), which began in January 2025, where PIK interest increases the principal amount of the Exchangeable Notes upon each Semi-annual PIK Event. In connection with Semi-annual PIK Event in the first quarter of 2025, the Company increased the principal amount of the Exchangeable Notes by $11 million.

Additionally, for each Semi-annual PIK Event, the Company bifurcates an associated embedded derivative (the "Exchange Feature PIK") from the Exchangeable Notes for accounting purposes utilizing applicable guidance. As a result, the Company recognized a debt discount of $3 million within non-vehicle debt in the accompanying unaudited consolidated balance sheet as of March 31, 2025, representing the initial fair value. Refer to Note 10, "Fair Value Measurements," for further details.

The net carrying amount of the Exchangeable Notes consists of the following:

(In millions)	March 31, 2025	December 31, 2024
Principal	$250	$250
Non-cash PIK interest	11	—
Unamortized debt discounts and debt issuance costs(1)	(78)	(71)
Net carrying amount	$183	$179
(1)     Debt discounts and debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes using the effective interest method.

Interest expense recognized for the Exchangeable Notes consists of the following:

	Three Months Ended March 31,
(In millions)	2025	2024
Contractual interest expense	$5	$—
Amortization of debt discounts and debt issuance costs	2	—
(Gain) loss on fair value of the Exchange Features(1)	6	—
Total	$13	$—

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
(1)    As defined and further disclosed in Note 10, "Fair Value Measurements."

Vehicle Debt

HVF III U.S. Vehicle Variable Funding Notes

In May 2025, Hertz Vehicle Financing III LLC ("HVF III"), a wholly owned, special-purpose and bankruptcy-remote subsidiary of Hertz, amended the HVF III Series 2021-A Notes, which provides for the extension of the maturity date of $2.9 billion of aggregate commitments of Class A Notes from April 2026 to May 2027. Access to up to $3.6 billion of Class A Notes commitments is available until April 2026, and thereafter the aggregate amount of commitments under the Class A Notes is $2.9 billion until May 2027, after giving effects to the terms of the amendment.

HVF III U.S. Vehicle Medium Term Notes ("MTNs")

In March 2025, HVF III issued the Series 2025-1 (Class A, Class B, Class C and Class D) and Series 2025-2 Notes (Class A, Class B, Class C and Class D) each in aggregate principal amount of $500 million with maturity dates of September 2028 and September 2030, respectively. There is subordination within each of the preceding series based on class.

Vehicle Debt-Other

European ABS

In May 2025, International Fleet Financing No. 2 BV ("IFF No. 2"), an indirect, special-purpose subsidiary of Hertz, amended the European ABS, which provides for the extension of the maturity date of total aggregate maximum borrowings of €1.2 billion, inclusive of the addition of Class B Notes, to April 2027. Access to commitments of €1.3 billion under the European ABS is available until March 2026, and thereafter the aggregate amount of commitments under the European ABS is €1.2 billion until April 2027, after giving effect to the terms of the amendment.

Hertz Canadian Securitization

In May 2025, TCL Funding Limited Partnership, a bankruptcy-remote, indirect, wholly owned and special-purpose subsidiary of Hertz, amended the Hertz Canadian Securitization to increase the aggregate maximum borrowings from CAD$475 million to CAD$588 million until November 2025, reverting to CAD$475 million thereafter until the extended maturity date of April 2027.

U.K. ABS

In December 2024, Hertz Fleet Financing UK Limited (“HFF”), a special-purpose orphan entity, entered into the U.K. ABS. Upon entrance, the U.K. ABS was not funded. During the first quarter of 2025, the U.K. ABS aggregate maximum borrowings were increased to £215 million.

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

The Company refers to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the respective facility (i.e., with respect to a variable funding asset-backed securitization facility or asset-

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
based revolving credit facility, the amount of debt the Company could borrow, assuming it possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under such facility and, in the case of the First Lien RCF, less any issued standby letters of credit. With respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, the Company refers to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt that can be borrowed given the collateral possessed at such time).

The following facilities were available to the Company as of March 31, 2025 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$549	$549
Total Non-Vehicle Debt	549	549
Vehicle Debt
HVF III Series 2021-A	2,283	—
European ABS	502	—
Hertz Canadian Securitization	45	—
Australian Securitization	3	—
New Zealand RCF	3	—
U.K. Financing Facility	114	—
U.K. ABS	247	—
Other Vehicle Debt	44	—
Total Vehicle Debt	3,241	—
Total	$3,790	$549
Letters of Credit

As of March 31, 2025, there were outstanding standby letters of credit totaling $913 million comprised primarily of $651 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of March 31, 2025, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization facilities and to support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of March 31, 2025, none of the issued letters of credit have been drawn upon.

Pledges Related to Vehicle Financing

Substantially all of the Company's revenue earning vehicles and certain related assets are owned by special purpose entities or are encumbered in favor of the lenders under the various credit facilities, other secured financings or asset-backed securities programs. None of the value of such assets (including the assets owned by Hertz Vehicle Financing III LLC, TCL Funding LP and each of the domestic and international subsidiaries that pledge vehicle and vehicle related assets as part of the Company's securitization programs) will be available to satisfy the claims of non-vehicle secured or unsecured creditors, unless the vehicle related secured creditors under the securitization programs are paid in full.

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies, subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE, and the Company is the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of March 31, 2025 and December 31, 2024, IFF No. 2 had total assets of $1.2 billion and $1.4 billion, respectively, comprised primarily of intercompany receivables, and total liabilities of $1.2 billion and $1.4 billion, respectively, comprised primarily of debt.

The Company incorporates HFF as a special-purpose orphan entity. HFF provides a vehicle financing facility for the Company's vehicle rental fleet in the U.K. through the U.K. ABS. HFF is a VIE, and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of HFF are included in the accompanying consolidated financial statements. As of March 31, 2025 and December 31, 2024, HFF had total assets of $53 million and $2 million, respectively, comprised primarily of intercompany receivables, and total liabilities of $53 million and $2 million, respectively, comprised primarily of debt and intercompany payables.

Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenant: the First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Amendment No. 8 temporarily increased the First Lien Ratio and contained a minimum liquidity covenant, which sunset, as expected, on the first day of the second quarter of 2025, as disclosed above. As of March 31, 2025, Hertz was in compliance with the First Lien Ratio, as temporarily amended. Amendment No. 10 requires a minimum liquidity covenant, consistent with Amendment No. 8, and will sunset upon the end of the Relief Period, as disclosed above. As of the filing of this Quarterly Report, Hertz was in compliance with the minimum liquidity covenant.

Additionally, the First Lien Credit Agreement, the First Lien Senior Notes, the Exchangeable Notes, the Senior Notes Due 2026 and the Senior Notes Due 2029 (collectively, the "Corporate Indebtedness") contain customary affirmative covenants, including, among other things, the delivery of quarterly and annual financial statements and/or compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and, where applicable, the granting of security interests for the benefit of the secured parties under the applicable agreements on after-acquired real property, fixtures and future subsidiaries.

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

As of March 31, 2025, the Company was in compliance with all covenants under the terms of the agreements governing the respective Corporate Indebtedness.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 5—Leases

The Company enters into certain agreements as a lessor under which it rents vehicles and leases fleets to customers. The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(In millions)	2025	2024
Operating lease income from vehicle rentals	$1,634	$1,883
Variable operating lease income	122	141
Revenue accounted for under Topic 842	1,756	2,024
Revenue accounted for under Topic 606	57	56
Total revenues	$1,813	$2,080

Note 6—Income Tax (Provision) Benefit

Hertz Global

For the three months ended March 31, 2025, Hertz Global recorded a tax benefit of $82 million, which resulted in an effective tax rate of 16%. For the three months ended March 31, 2024, Hertz Global recorded a tax benefit of $395 million, which resulted in an effective tax rate of 68%.

The change in taxes for the three months ended March 31, 2025 compared to the same period in 2024 was driven primarily by lower estimated EV credits.

Hertz

For the three months ended March 31, 2025, Hertz recorded a tax benefit of $82 million, which resulted in an effective tax rate of 16%. For the three months ended March 31, 2024, Hertz recorded a tax benefit of $395 million, which resulted in an effective tax rate of 59%.

The change in taxes for the three months ended March 31, 2025 compared to the same period in 2024 was driven primarily by lower estimated EV credits.

Note 7—Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

As of March 31, 2025, approximately 6,300,000 Public Warrants had been exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. See Note 10, "Fair Value Measurements."

Computation of Earnings (Loss) Per Common Share

Basic earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, including Public Warrants and Exchangeable Notes, except when the effect would be antidilutive. Dilutive shares for stock-based instruments and Public Warrants are computed using the treasury stock method and dilutive shares for Exchangeable Notes are computed using the if-converted method. Additionally, the Company removes the income or expense impacts related to Public Warrants and Exchangeable Notes when computing diluted earnings (loss) per common share, when the impacts are dilutive.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
(In millions, except per share data)(1)	2025	2024
Numerator:
Net income (loss) available to Hertz Global common stockholders, basic and diluted	$(443)	$(186)
Denominator:
Basic and diluted weighted-average common shares outstanding	307	305
Antidilutive Public Warrants	198	57
Antidilutive stock options, RSUs and PSUs	17	10
Antidilutive shares related to Exchangeable Notes	39	—
Total antidilutive	254	66
Earnings (loss) per common share:
Basic	$(1.44)	$(0.61)
Diluted	$(1.44)	$(0.61)
(1)    The table above is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands, and as a result, may not agree to the amounts shown in the table when calculated in millions.

Note 8—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz. In 2021, the Board approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of March 31, 2025, 26,741,400 shares of the Company's common stock were authorized and remain available for future grants under the 2021 Omnibus Plan. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

A summary of the total employee compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Employee compensation expense(1)	$15	$(52)
Income tax benefit	—	(2)
Employee compensation expense, net	$15	$(54)
(1)    For the three months ended March 31, 2024, includes $68 million of former CEO awards forfeited in March 2024.

As of March 31, 2025, there was $135 million of total unrecognized employee compensation expense expected to be recognized over the remaining 1.7 years, on a weighted average basis, of the requisite service period that began on the grant dates of the outstanding awards.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Stock Options and Stock Appreciation Rights

A summary of stock option activity under the 2021 Omnibus Plan for the three months ended March 31, 2025 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	1,702,418	$26.17	6.7	$—
Granted	—	—	0.0	—
Exercised	—	—	0.0	—
Forfeited or Expired	(49,080)	26.17	0.0	—
Outstanding as of March 31, 2025	1,653,338	26.17	6.4	—
Exercisable as of March 31, 2025	(1,653,338)	26.17	6.4	—
Non-vested as of March 31, 2025	—

Performance Stock Awards ("PSAs"), Performance Stock Units ("PSUs") and Performance Units ("PUs")

A summary of the PSU activity for the three months ended March 31, 2025 under the 2021 Omnibus Plan is presented below. As of March 31, 2025, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	5,197,913	$4.67	$19
Granted(1)	1,348,220	4.09	—
Vested	(105,002)	20.32	—
Forfeited or Expired	(526,550)	7.01	—
Outstanding as of March 31, 2025	5,914,581	4.05	23
(1)    Presented assuming the issuance at the original target award amount (100%).

Compensation expense for PSUs is based on the grant date fair value of Hertz Global common stock. For grants issued in 2025, vesting eligibility is based on market, performance and service conditions of three years. Accordingly, the number of shares issued at the end of the performance period could range between 0% and 200% of the original target award amount (100%) disclosed in the table above.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity for the three months ended March 31, 2025 under the 2021 Omnibus Plan is presented below.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	21,110,387	$5.92	$77
Granted	11,906,425	3.98	—
Vested	(1,908,913)	9.98	—
Forfeited or Expired	(796,507)	7.06	—
Outstanding as of March 31, 2025	30,311,392	4.88	119

Additional information pertaining to RSU activity is as follows:

	Three Months Ended March 31,
	2025	2024
Total fair value of awards that vested (in millions)	$19	$13
Weighted-average grant-date fair value of awards granted	$3.98	$8.21

RSU grants issued in 2025 vest ratably over a period of primarily three years.

Deferred Stock Units

As of March 31, 2025, there were approximately 275,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

Note 9—Financial Instruments

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

None of the Company's financial instruments have been designated as hedging instruments as of March 31, 2025 and December 31, 2024. The Company classifies cash flows from financial instruments according to the classification of the cash flows of the economically hedged item(s).

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

Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives		Liability Derivatives
(In millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Interest rate instruments(1)	$1	$2	$—	$—
Foreign currency forward contracts(1)	2	1	1	6
Exchange Features related to Exchangeable Notes(2)	—	—	70	61
Total	$3	$3	$71	$67
(1)    Asset derivatives are recorded in prepaid expenses and other assets and liability derivatives are recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.
(2)    The Exchange Features, as defined and further disclosed in Note 10, "Fair Value Measurements," were bifurcated as derivatives from the Exchangeable Notes and are recorded in non-vehicle debt in the accompanying unaudited condensed consolidated balance sheets.

The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(In millions)		2025	2024
Interest rate instruments	Vehicle interest expense, net	$(1)	$—
Foreign currency forward contracts	Selling, general and administrative expense	4	(11)
Exchange Features related to Exchangeable Notes(1)	Non-vehicle interest expense, net	(6)	—
Total		$(3)	$(11)
(1)    The Exchange Features, as defined and further disclosed in Note 10, "Fair Value Measurements," were bifurcated as derivatives from the Exchangeable Notes.

The Company's foreign currency forward contracts and certain interest rate instruments are subject to enforceable master netting agreements with their counterparties. The Company does not offset such derivative assets and liabilities in its unaudited condensed consolidated balance sheets, and the potential effect of the Company’s use of the master netting arrangements is not material.

Note 10—Fair Value Measurements

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

	March 31, 2025		December 31, 2024
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Other Non-Vehicle Debt	$5,540	$4,299	$4,920	$4,399
Exchangeable Notes(1)	261	231	250	289
Total Non-Vehicle Debt	5,801	4,530	5,170	4,688
Vehicle Debt	11,078	10,959	11,280	11,100
Total	$16,879	$15,489	$16,450	$15,788
(1)    As of March 31, 2025 and December 31, 2024, the nominal unpaid principal balance and aggregate fair value of the Exchangeable Notes include $70 million and $61 million, respectively, related to the Exchange Features, which are measured based on Level 3 inputs as disclosed below.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	March 31, 2025				December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$244	$—	$—	$244	$229	$—	$—	$229
Liabilities:
Public Warrants	$187	$—	$—	$187	$178	$—	$—	$178
Exchange Features	$—	$—	$70	$70	$—	$—	$61	$61

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

Public Warrants – Hertz Global

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 7, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price (i.e., a Level 1 input). For the three months ended March 31, 2025 and 2024,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
the fair value adjustments were a loss of $9 million and a gain $86 million, respectively. These amounts are recorded in change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statement of operations for Hertz Global for the three months ended March 31, 2025 and 2024.

Exchangeable Notes - Bifurcated Derivatives

The Exchangeable Notes contain an embedded conversion feature (the "Exchange Feature") that was required to be bifurcated and accounted for separately from the Exchangeable Notes as a derivative liability at fair value. Upon issuance in June 2024, the Company recognized a debt discount within non-vehicle debt, representing the initial fair value of the Exchange Feature.

As disclosed in Note 4, "Debt," the Exchangeable Notes bear PIK interest payable semi-annually on January 15 and July 15. Upon the Semi-annual PIK Event in the first quarter of 2025, the Company bifurcated the Exchange Feature PIK and recognized a debt discount of $3 million within non-vehicle debt, representing the initial fair value.

As of March 31, 2025, the fair value of the Exchange Feature and the Exchange Feature PIK (collectively, the "Exchange Features") was $70 million. Refer also to Note 9, "Financial Instruments," for further information.

The fair value of the Exchange Features was determined using a lattice model and a “with-and-without” valuation methodology. The inputs used to estimate the fair value of the Exchange Features include the probability of potential settlement scenarios, the expected timing of such settlement and an expected volatility determined by reference to historical stock volatilities. As the expected volatility input is considered unobservable, the Company has categorized the Exchange Features as Level 3 in the fair value hierarchy.

The estimated fair values of the Exchange Features were computed using the following key inputs as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Hertz Global common share price	$3.94	$3.66
Expected term (years)	4.29	4.54
Risk-free interest rate	3.94%	4.35%
Credit spread	17.06%	8.55%
Expected volatility	48.75%	48.75%

The significant unobservable input used in the fair value measurement of the Exchange Features is expected volatility. Holding other inputs constant, an increase (decrease) in expected volatility would have resulted in a higher (lower) fair value measurement, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the activity related to the Exchange Features measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Exchange Features
Balance as of December 31, 2023	$—
Initial recognition of derivative	68
(Gain) loss in fair value recognized in earnings	(7)
Balance as of December 31, 2024	61
Initial recognition of derivative	3
(Gain) loss in fair value recognized in earnings(1)	6
Balance as of March 31, 2025	$70
(1)    Included in non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2025.

Financial Instruments

The fair value of the Company's financial instruments as of March 31, 2025 and December 31, 2024 are disclosed in Note 9, "Financial Instruments." The Company's financial instruments, excluding the Exchange Feature as disclosed above, are priced using quoted market prices for similar assets or liabilities in active markets (i.e., Level 2 inputs).

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In March 2024, the Company identified the EV Disposal Groups which were in response to management's determination that the supply of EVs exceeded customer demand, elevated EV damage and collision costs, and a decline in EV residual values. As a result, the EV Disposal Groups were classified as held for sale and recorded at the lower of carrying value or fair value (as determined using Level 2 inputs) less costs to sell. As of December 31, 2024, the sale of the EV Disposal Groups was substantially complete. See Note 3, "Revenue Earning Vehicles," for additional information.

Note 11—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on actuarially determined estimates using historical claims experience. These estimates include judgment about severity of claims, frequency and volume of claims. As of March 31, 2025 and December 31, 2024, the Company's liability recorded for self-insured liabilities was $627 million and $617 million, of which $498 million and $491 million relates to liabilities incurred by the Company's Americas RAC operations, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is monitored quarterly based on evolving accident claim history. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Loss Contingencies

From time to time, the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the three months ended March 31, 2025 or the period after March 31, 2025, but before the filing of this Quarterly Report.

Make-Whole and Post-Petition Interest Claims – On July 1, 2021, Wells Fargo Bank, N.A. ("Wells Fargo"), in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes") and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Unsecured Notes”), filed a complaint against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this paragraph summary as “defendants”). The filing of the complaint initiated the adversary proceeding captioned Wells Fargo Bank, N.A. v. The Hertz Corp., et al. in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"), Adv. Pro. No. 21-50995 (MFW). The complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that the holders assert total approximately $272 million or, in the alternative, are entitled to payment of post-petition interest at a contractual rate that they assert totals approximately $125 million. The complaint also asserts the right to pre-judgment interest from July 1, 2021 to the date of any judgment. On December 22, 2021, the Delaware Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 Notes and the 2024 Notes and (ii) post-petition interest at the contract rate. See Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 637 B.R. 781 (Bankr. D. Del. Dec. 22, 2021). On November 9, 2022, the Delaware Bankruptcy Court ruled that the make-whole premium is the same as unmatured interest and is disallowed under the U.S. Bankruptcy Code, granting summary judgment in the defendants’ favor. The Delaware Bankruptcy Court certified the matter directly to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) and, on January 25, 2023, the Third Circuit accepted Wells Fargo’s appeal. The Third Circuit held an oral argument for this appeal on October 25, 2023, and on September 10, 2024, the Third Circuit issued its opinion in Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 117 F.4th 109 (3d Cir. 2024). In a 2-1 decision, a panel of the Third Circuit held that the "absolute priority rule" required Hertz to pay the make-whole premium on the 2026 Notes and on the 2028 Notes, and post-petition interest at the contract rate rather than the federal judgment rate on all Unsecured Notes, even though those amounts were disallowed under the Bankruptcy Code. As a result, the Company has accrued approximately $326 million for this litigation as of March 31, 2025, made up of approximately $260 million on the underlying claims and approximately $66 million in pre-judgment interest, which interest will continue to accrue until the date of any judgment that may be entered by the Delaware Bankruptcy Court. On October 15, 2024, the Company filed a petition with the Third Circuit for a rehearing en banc, which the Third Circuit denied on November 6, 2024. The case has now been remanded to the Delaware Bankruptcy Court for a determination of the exact amount owed by the Company. The Company and the Indenture Trustee do not agree on the proper calculation of the amounts owed, and that dispute remains to be resolved by the Delaware Bankruptcy Court. The Company also announced its intent to seek review of the Third Circuit's decision by the Supreme Court of the United States (the "U.S. Supreme Court"). The Company filed a petition for writ of certiorari with the U.S. Supreme Court on April 4, 2025. Wells Fargo filed a brief in opposition to the Company’s petition on April 29, 2025. The Company’s reply brief is due on May 13, 2025. As previously disclosed, the Company commenced negotiations with certain holders of the Unsecured Notes (the “Noteholders”) with respect to a possible settlement of this litigation (a “Potential Settlement”). The Company has not reached an agreement with the Noteholders, and there can be no assurance that a Potential Settlement will be agreed upon between the Noteholders and the Company. The Company cannot predict the ultimate outcome or timing of this litigation; if, however, the Delaware Bankruptcy Court were to enter judgment against Hertz, payment of such judgment could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Claims Related to Alleged False Arrests – A group of claims involving allegations that the police detained or arrested individuals in error after the Company reported rental cars as stolen were previously advanced against the Company. These claims first arose from actions allegedly taken by the Company prior to its emergence from bankruptcy reorganization; some claims alleged post-emergence behavior by the Company. These claims have been the subject of press coverage, and the Company has received government inquiries on the matter. The

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Company has policies to help guide the proper treatment of its customers and to seek to protect itself against the theft of its services or assets, and the Company has taken significant steps to modernize and update those policies. In December 2022, the Company entered into settlement agreements with 364 claimants in full and final resolutions of their claims for an aggregated amount of approximately $168 million (the "Settlement"), all of which amount was paid by the Company during December 2022. The Settlement resolved nearly all of the false arrest-related claims being advanced in the U.S. Bankruptcy Court for the District of Delaware, Adv. Pro. No. 20-11247 (MFW) and state court in Delaware (captioned Flannery, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-07-100 and Okoasia, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-09-531). Also, as a result of the Settlements, state court matters pending in Pennsylvania, captioned Lovelace, et al. v. Hertz Global Holdings, Inc., et al., Case No. 220801729, and in Florida, captioned Lizasoain, et al. v. Hertz Global Holdings, Inc., et al., Case No. 2022-015316-CA-1, were dismissed with prejudice. The Company continues to vigorously defend itself and believes that the ultimate resolution of any remaining claims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Relatedly, in May 2022, the Company filed a complaint against several of its insurers seeking a determination of its rights under its commercial general liability, and directors and officers liability, insurance policies for these alleged claims in a declaratory judgment action pending in Delaware Superior Court, Hertz Global Holdings, Inc., et al. v. ACE American Insurance Co., et al., C.A. No. N22C-05-130 MMJ (CCLD). On June 30, 2023, Hertz entered into a confidential settlement agreement with ACE American Insurance Company. On July 10, 2024, the Delaware Superior Court held a hearing on cross-motions for partial summary judgment and summary judgment. The Company entered into confidential settlement agreements with some of the remaining insurers before and after the hearing. On October 8, 2024, the Delaware Superior Court denied the Company's motion for partial summary judgment and granted the cross-motions for summary judgment and partial summary judgment in favor of the remaining general liability insurers. Thereafter, Hertz entered into settlement agreements with the remaining directors' and officers' liability insurers. On March 10, 2025, Hertz filed its notice of appeal to the Delaware Supreme Court. Hertz filed its opening brief on April 25, 2025.

Share Repurchase Program Litigation – On May 11, 2023, Angelo Cascia, a purported stockholder of Hertz Global, filed a putative class and derivative lawsuit in the Delaware Court of Chancery (the "Delaware Chancery Court") against certain current and former directors of Hertz Global, Knighthead Capital Management, LLC ("Knighthead"), Certares Opportunities LLC ("Certares") and CK Amarillo. The claims in the complaint relate to the Company’s share repurchase programs approved in November 2021 and June 2022. Among other allegations, the plaintiff claims Board members breached their fiduciary duties in approving these share repurchase programs and that Knighthead, Certares, and CK Amarillo were unjustly enriched because they gained a majority stake in Hertz Global as a result of share repurchases. Defendants filed their motion to dismiss the complaint on July 24, 2023. On March 11, 2024, the Delaware Chancery Court held a hearing on defendants' motion to dismiss. On June 20, 2024, the Delaware Chancery Court granted in part and denied in part the defendants' motion to dismiss. The Delaware Chancery Court dismissed the claims against directors Feikin, Fields, Intrieri and Vougessis with prejudice, dismissed the claims related to the 2021 buyback without prejudice and allowed the remaining claims to proceed. On August 26, 2024, the Board formed a Special Litigation Committee (the "SLC"), made up of two independent directors, to evaluate and take any necessary actions related to the remaining claims. On October 21, 2024, the Delaware Chancery Court granted a motion to stay the litigation, including all discovery, until March 21, 2025. On March 26, 2025, the Delaware Chancery Court extended the stay for an additional 30 days. On April 25, 2025, the SLC filed its report under seal with the Delaware Chancery Court. On May 9, 2025, the SLC filed an unopposed motion to terminate the derivative claims in the litigation. In response, the plaintiff informed the Delaware Chancery Court that he would not oppose the SLC’s motion to terminate the derivative claims, declared his intention to continue to prosecute the direct claims only and reserved his right to seek an award of fees based on the alleged benefit conferred to the Company

Securities Class Action Complaint – On May 31, 2024, a complaint was filed in the United States District Court for the Middle District of Florida (the "Florida Middle District Court"), captioned Edward M. Doller v. Hertz Global Holdings, Inc. et al. (No. 2:24-CV-00513). On September 30, 2024, an amended complaint was filed, following the Florida Middle District Court's appointment of a lead plaintiff and a lead counsel. The amended complaint asserts claims against Hertz Global, former Company CEO, Stephen M. Scherr, and former Company Chief Financial Officer, Alexandra Brooks, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including concerning statements regarding demand for EVs. Plaintiffs assert claims on

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
behalf of a putative class, consisting of all persons and entities that purchased or otherwise acquired Hertz Global's securities between January 6, 2023 and April 24, 2024. The amended complaint seeks unspecified damages, together with interest, attorneys’ fees and other costs. Hertz Global filed a motion to dismiss the complaint on October 30, 2024. On December 19, 2024, the Florida Middle District Court stayed all proceedings, pending a ruling on the motion to dismiss.

Data Breach Claims – On April 15, 2025, Zain Jiwani filed a class action complaint against Cleo Communications U.S., LLC (“Cleo”) and the Company in the U.S. District Court for the Northern District of Illinois, Western Division (Rockford, IL). Plaintiff alleges that Cleo, a file-transfer vendor for the Company, experienced a data breach event that may have impacted the personal information of certain individuals during the secure file transfer process from the Company’s systems to third-party systems and that Company data may have been acquired by an unauthorized third party that exploited zero-day vulnerabilities within Cleo’s platform in October and December of 2024. Plaintiff alleges that the Company was negligent in failing to secure the data, breached implied contracts and was unjustly enriched. Ten similar class action complaints were filed against the Company shortly thereafter. The class actions generally seek injunctive relief and unspecified damages. At this early stage of the litigation, the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or liquidity.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 12—Segment Information

The Company's chief operating decision maker ("CODM") is its chief executive officer. The CODM uses Adjusted EBITDA to determine segment profitability in order to assess performance and allocate resources for the Company's reportable segments based on monitoring of budgeted results versus actual results. The Company has identified two reportable segments, which are consistent with its operating segments and organized based primarily on the geographic areas in which business is conducted, as follows:
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

In addition to its reportable segments, the Company has corporate operations ("Corporate"), which includes general corporate assets and expenses and net interest expense on non-vehicle debt. Corporate includes other items necessary to reconcile the reportable segments to the Company's total amounts.

The following tables provide revenue, significant expenses, other segment expenses and the segment measure of profitability, Adjusted EBITDA, by reportable segment, including a reconciliation of Adjusted EBITDA to consolidated income (loss) before income taxes for Hertz Global and Hertz.

	Three Months Ended March 31, 2025
(In millions)	Americas RAC	International RAC	Total
Revenues	$1,490	$323	$1,813
Significant segment expenses:
Direct vehicle and operating	1,066	207	1,273
Depreciation of revenue earning vehicles and lease charges, net(1)	462	73	535
Selling, general and administrative	114	47	161
Other segment items(2)	86	13	99
Segment profit (loss): Adjusted EBITDA	$(238)	$(17)	$(255)
Corporate(3)			(70)
Total Hertz Global and Hertz Adjusted EBITDA			(325)
Adjustments:
Non-vehicle depreciation and amortization			(30)
Non-vehicle debt interest, net(4)			(121)
Vehicle debt-related charges(5)			(11)
Restructuring and restructuring related charges(6)			(3)
Unrealized gains (losses) on financial instruments(7)			—
Other items(8)			(26)
Income (loss) before income taxes - Hertz			(516)
Change in fair value of Public Warrants(9)			(9)
Income (loss) before income taxes - Hertz Global			$(525)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended March 31, 2024
(In millions)	Americas RAC	International RAC	Total
Revenues	$1,739	$341	$2,080
Significant segment expenses:
Direct vehicle and operating	1,152	216	1,368
Depreciation of revenue earning vehicles and lease charges, net(1)	876	93	969
Selling, general and administrative	124	57	181
Other segment items(2)	75	2	77
Segment profit (loss): Adjusted EBITDA	$(488)	$(27)	$(515)
Corporate(3)			(52)
Total Hertz Global and Hertz Adjusted EBITDA			(567)
Adjustments:
Non-vehicle depreciation and amortization			(32)
Non-vehicle debt interest, net			(75)
Vehicle debt-related charges(5)			(12)
Restructuring and restructuring related charges(6)			(32)
Unrealized gains (losses) on financial instruments(7)			(6)
Non-cash stock-based compensation forfeitures(10)			64
Other items(8)			(7)
Income (loss) before income taxes - Hertz			(667)
Change in fair value of Public Warrants(9)			86
Income (loss) before income taxes - Hertz Global			$(581)
(1)    Includes the write-down to carrying value of vehicles classified as held for sale. In 2024, also includes the EV Disposal Groups. See Note 3, "Revenue Earning Vehicles."
(2)    Represents certain other segment items that are not deemed significant segment expenses, which primarily includes fleet interest expense, net and certain other adjustments reflected in the tables above.
(3)    Represents other reconciling items primarily consisting of general corporate expenses; as well as other business activities.
(4)    Excludes gains (losses) related to the fair value of the Exchange Features, which are included in footnote 7 below.
(5)    Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums which are recorded within vehicle interest expense, net.
(6)    Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related to personnel reductions, litigation and closure of underperforming locations. Charges are recorded within selling, general and administrative expense.
(7)    Represents unrealized gains (losses) on derivative financial instruments in which interest rate instrument gains (losses) are recorded within vehicle interest expense, net and foreign currency forward contract gains (losses) are recorded within selling, general and administrative expense. In 2025, also includes gains (losses) associated with the Exchange Features, which are recorded within non-vehicle interest expense, net. See Note 9, "Financial Instruments."
(8)    Represents miscellaneous items. For the three months ended March 31, 2025, primarily includes certain litigation charges, certain IT-related charges and certain concession-related adjustments. For the three months ended March 31, 2024, primarily includes certain IT-related charges, partially offset by certain litigation settlements.
(9)    Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants.
(10)    Represents the former CEO awards forfeited in March 2024. See Note 8, "Stock-Based Compensation."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following tables provide other significant statement of operations, balance sheet and cash flow information by reportable segment for each of Hertz Global and Hertz.

	Three Months Ended March 31,
(In millions)	2025	2024
Depreciation and amortization, non-vehicle assets
Americas RAC	$26	$25
International RAC	3	4
Total reportable segments	29	29
Corporate	1	3
Total Hertz Global and Hertz	$30	$32
Vehicle interest expense, net
Americas RAC	$117	$116
International RAC	23	25
Total Hertz Global and Hertz	$140	$141
Non-vehicle interest expense, net
Americas RAC	$(1)	$(2)
International RAC	(4)	(4)
Total reportable segments	(5)	(6)
Corporate	132	81
Total Hertz Global and Hertz	$127	$75

	As of
(In millions)	March 31, 2025	December 31, 2024
Revenue earning vehicles, net
Americas RAC	$10,422	$10,253
International RAC	1,731	1,710
Total Hertz Global and Hertz(1)	$12,153	$11,963
Property and equipment, net
Americas RAC	$450	$460
International RAC	55	71
Total reportable segments	505	531
Corporate	90	92
Total Hertz Global and Hertz	$595	$623
Total assets
Americas RAC	$17,696	$17,386
International RAC	3,357	3,456
Total reportable segments	21,053	20,842
Corporate	994	960
Total Hertz Global(2)	22,047	21,802
Corporate - Hertz	(1)	(1)
Total Hertz(2)	$22,046	$21,801
(1)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date. See Note 3, "Revenue Earning Vehicles."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
(2)    The consolidated total assets of Hertz Global and Hertz as of March 31, 2025 and December 31, 2024 include total assets of VIEs of $1.2 billion and $1.4 billion, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 4, "Debt," for further information.

	Three Months Ended March 31,
(In millions)	2025	2024
Revenue earning vehicles and non-vehicle capital assets
Americas RAC:
Expenditures	$(2,560)	$(1,702)
Proceeds from disposals	1,845	870
Net expenditures - Hertz Global and Hertz	$(715)	$(832)
International RAC:
Expenditures	$(308)	$(231)
Proceeds from disposals	306	380
Net expenditures - Hertz Global and Hertz	$(2)	$149
Corporate:
Expenditures	$(1)	$(4)
Proceeds from disposals	—	(14)
Net expenditures - Hertz Global and Hertz	$(1)	$(18)

The Company operates in the U.S. and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Three Months Ended March 31,
(In millions)	2025	2024
Revenues
U.S.	$1,433	$1,678
International	380	402
Total Hertz Global and Hertz	$1,813	$2,080

	As of
(In millions)	March 31, 2025	December 31, 2024
Revenue earning vehicles, net
U.S.	$10,022	$9,880
International	2,131	2,083
Total Hertz Global and Hertz(1)	$12,153	$11,963
Property and equipment, net
U.S.	$523	$535
International	72	88
Total Hertz Global and Hertz	$595	$623
Operating lease right-of-use assets
U.S.	$1,859	$1,815
International	281	273
Total Hertz Global and Hertz	$2,140	$2,088

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	As of
(In millions)	March 31, 2025	December 31, 2024
Total assets
U.S.	$18,002	$17,670
International	4,045	4,132
Total Hertz Global	22,047	21,802
U.S. - Hertz	(1)	(1)
Total Hertz	$22,046	$21,801
(1)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date. See Note 3, "Revenue Earning Vehicles."

Note 13—Subsequent Events

See also Note 4, "Debt," and "Note 11, "Contingencies and Off-Balance Sheet Commitments," for disclosures of additional subsequent events relating to the Company's indebtedness and loss contingencies, respectively.

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

This MD&A should be read in conjunction with the MD&A presented in our 2024 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended March 31, 2025 Operating Overview

The charts below provide the period-over-period change for several key factors influencing our results for the three months ended March 31, 2025 and 2024.
(1)    Includes impact of foreign currency exchange at average rates ("fx").
(2)    Results shown are in constant currency as of December 31, 2024.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2025	2024
Total revenues	$1,813	$2,080	(13)%
Depreciation of revenue earning vehicles and lease charges, net	535	969	(45)
Direct vehicle and operating expenses	1,274	1,366	(7)
Non-vehicle depreciation and amortization	30	32	(4)
Selling, general and administrative expenses	219	162	36
Interest expense, net:
Vehicle	140	141	(1)
Non-vehicle	127	75	68
Interest expense, net	267	216	24
Other (income) expense, net	4	2	63
Income (loss) before income taxes	(516)	(667)	(23)
Income tax (provision) benefit	82	395	(79)
Net income (loss)	$(434)	$(272)	59
Adjusted Corporate EBITDA(a)	$(325)	$(567)	(43)
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Total revenues decreased $267 million in the first quarter of 2025 compared to the same period in 2024, resulting from a decrease of $249 million and $18 million in our Americas RAC and International RAC segments, respectively. The decrease in total revenues was due primarily to lower volume and lower pricing.

Depreciation of revenue earning vehicles and lease charges, net decreased $434 million in the first quarter of 2025 compared to the same period in 2024, of which $414 million and $20 million were attributed to our Americas RAC and International RAC segments, respectively. Depreciation of revenue earning vehicles and lease charges, net decreased due primarily to (i) write-downs on the carrying values of the EVs classified as held for sale in 2024, (ii) lower Average Vehicles, (iii) increased vehicle dispositions with per unit gains recognized in the first quarter of 2025 compared to per unit losses recognized in the same period in 2024 and (iv) strengthening of residual values at the expected time of disposal due primarily to improvements in the market.

DOE decreased $92 million in the first quarter of 2025 compared to the same period in 2024, resulting from a decrease of $86 million and $9 million in our Americas RAC and International RAC segments, respectively. DOE decreased due primarily to lower volume in our Americas RAC segment and unfavorable fx impacts in our International RAC segment.

SG&A increased $58 million in the first quarter of 2025 compared to the same period in 2024 driven primarily by an increase of $79 million associated with our corporate operations, partially offset by a decrease of $11 million and $10 million in our International RAC and Americas RAC segments, respectively. The increase in SG&A associated with our corporate operations was due primarily to a non-cash stock-based compensation gain related to forfeitures of former CEO awards in March 2024. SG&A in our International RAC segment decreased due primarily to lower restructuring related charges, decreased personnel costs and lower advertising spend. SG&A in our Americas RAC segment decreased due primarily to reduced restructuring related charges, partially offset by increased professional fees.

Vehicle interest expense, net was comparable in the first quarter of 2025 to the same period in 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-vehicle interest expense, net increased $51 million in the first quarter of 2025 compared to the same period in 2024 due primarily to higher debt levels and higher average interest rates.

For the three months ended March 31, 2025, we recorded a tax benefit of $82 million, which resulted in an effective tax rate of 16%. For the three months ended March 31, 2024, we recorded a tax benefit of $395 million, which resulted in an effective tax rate of 59%. The change in taxes in the three months ended March 31, 2025 compared to the same period in 2024 was driven primarily by lower estimated EV credits.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had expense of $9 million and income of $86 million from the change in fair value of Public Warrants that were incremental to Hertz for the three months ended March 31, 2025 and 2024, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2025	2024
Total revenues	$1,490	$1,739	(14)%
Depreciation of revenue earning vehicles and lease charges, net	$462	$876	(47)
Direct vehicle and operating expenses	$1,066	$1,152	(8)
Direct vehicle and operating expenses as a percentage of total revenues	72%	66%
Non-vehicle depreciation and amortization	$26	$25	2
Selling, general and administrative expenses	$114	$124	(8)
Selling, general and administrative expenses as a percentage of total revenues	8%	7%
Vehicle interest expense	$117	$116	1
Adjusted EBITDA	$(238)	$(488)	(51)
Transaction Days (in thousands)(b)	27,758	30,560	(9)
Average Vehicles (in whole units)(f)	413,381	450,585	(8)
Average Rentable Vehicles (in whole units)(c)	386,757	433,823	(11)
Vehicle Utilization(c)	80%	77%
Total RPD (in dollars)(d)	$53.68	$56.78	(5)
Total RPU Per Month (in whole dollars)(e)	$1,284	$1,333	(4)
Depreciation Per Unit Per Month (in whole dollars)(f)	$372	$648	(43)%
Percentage of program vehicles as of period end	8%	2%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Total Americas RAC revenues decreased $249 million in the first quarter of 2025 compared to the same period in 2024 due primarily to lower volume and lower pricing. Transaction Days and Total RPD declined across most customer channels in the first quarter of 2025 compared to the same period in 2024. Airport revenues comprised 69% of total revenues for the segment in the first quarter of 2025 compared to 66% in the same period in 2024.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC decreased $414 million in the first quarter of 2025 compared to the same period in 2024 due primarily to (i) write-downs on the carrying values of the EVs classified as held for sale in 2024, (ii) lower Average Vehicles, (iii) increased vehicle dispositions with per unit gains recognized in the first quarter of 2025 compared to per unit losses recognized in the same period in 2024 and (iv) strengthening of residual values at the expected time of disposal due primarily to improvements in the market.

DOE for Americas RAC decreased $86 million in the first quarter of 2025 compared to the same period in 2024 due primarily to decreased volume.

SG&A for Americas RAC decreased $10 million in the first quarter of 2025 compared to the same period in 2024 due primarily to lower restructuring related charges, partially offset by increased professional fees.

Vehicle interest expense for Americas RAC was comparable in the first quarter of 2025 compared to the same period in 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except as noted)	2025	2024
Total revenues	$323	$341	(5)%
Depreciation of revenue earning vehicles and lease charges, net	$73	$93	(21)
Direct vehicle and operating expenses	$207	$216	(4)
Direct vehicle and operating expenses as a percentage of total revenues	64%	63%
Non-vehicle depreciation and amortization	$3	$4	(28)
Selling, general and administrative expenses	$47	$57	(19)
Selling, general and administrative expenses as a percentage of total revenues	14%	17%
Vehicle interest expense	$23	$25	(6)
Adjusted EBITDA	$(17)	$(27)	(36)
Transaction Days (in thousands)(b)	6,144	6,294	(2)
Average Vehicles (in whole units)(f)	91,343	96,907	(6)
Average Rentable Vehicles (in whole units)(c)	90,516	95,409	(5)
Vehicle Utilization(c)	75%	72%
Total RPD (in dollars)(d)	$52.07	$51.89	—
Total RPU Per Month (in whole dollars)(e)	$1,178	$1,141	3
Depreciation Per Unit Per Month (in whole dollars)(f)	$265	$308	(14)
Percentage of program vehicles as of period end	24%	17%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Total revenues for International RAC decreased $18 million in the first quarter of 2025 compared to the same period in 2024 due primarily to lower volume. Transaction Days decreased in most business categories, primarily in Europe, partially offset by increases in most leisure categories. Total RPD was comparable in the first quarter of 2025 to the same period in 2024. Revenues in International RAC were also impacted by an unfavorable $12 million fx impact in 2025.

Depreciation of revenue earning vehicles and lease charges, net for International RAC in the first quarter of 2025 decreased $20 million compared to the same period in 2024 due primarily to (i) write-downs on the carrying values of the EVs classified as held for sale in 2024, (ii) per unit gains recognized on vehicle dispositions in the first quarter of 2025 compared to per unit losses recognized in the same period in 2024 and (iii) improved fleet mix resulting from our rental fleet rotation initiatives.

DOE for International RAC decreased $9 million in the first quarter of 2025 compared to the same period in 2024 due primarily to a favorable $8 million fx impact in 2025.

SG&A for International RAC in the first quarter of 2025 decreased $11 million compared to the same period in 2024 due primarily to lower restructuring related charges, decreased personnel costs and lower advertising spend .

Vehicle interest expense for International RAC was comparable in the first quarter of 2025 to the same period in 2024.

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
Hertz

	Three Months Ended March 31,
(In millions)	2025	2024
Net income (loss)	$(434)	$(272)
Adjustments:
Income tax provision (benefit)	(82)	(395)
Non-vehicle depreciation and amortization	30	32
Non-vehicle debt interest, net(1)	121	75
Vehicle debt-related charges(2)	11	12
Restructuring and restructuring related charges(3)	3	32
Unrealized (gains) losses on financial instruments(4)	—	6
Non-cash stock-based compensation forfeitures(5)	—	(64)
Other items(6)	26	7
Adjusted Corporate EBITDA	$(325)	$(567)

Hertz Global

	Three Months Ended March 31,
(In millions)	2025	2024
Net income (loss)	$(443)	$(186)
Adjustments:
Income tax provision (benefit)	(82)	(395)
Non-vehicle depreciation and amortization	30	32
Non-vehicle debt interest, net(1)	121	75
Vehicle debt-related charges(2)	11	12
Restructuring and restructuring related charges(3)	3	32
Unrealized (gains) losses on financial instruments(4)	—	6
Non-cash stock-based compensation forfeitures(5)	—	(64)
Change in fair value of Public Warrants(7)	9	(86)
Other items(6)	26	7
Adjusted Corporate EBITDA	$(325)	$(567)
(1)In 2025, excludes gains (losses) related to the fair value of the Exchange Features, which are included in footnote 4 below.
(2)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(3)Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related to personnel reductions, litigation and closure of underperforming locations.
(4)Represents unrealized (gains) losses on derivative financial instruments. In 2025, also includes the Exchange Features. See Note 9, "Financial Instruments," in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(5)Represents former CEO awards forfeited in March 2024. See Note 8, "Stock-Based Compensation," in Part I, Item 1 of this Quarterly Report.
(6)Represents miscellaneous items. For the three months ended March 31, 2025, primarily includes certain litigation charges, certain IT-related charges and certain concession-related adjustments. For the three months ended March 31, 2024, primarily includes certain IT-related charges, partially offset by certain litigation settlements.
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

	Americas RAC		International RAC
	Three Months Ended March 31,
	2025	2024	2025	2024
Transaction Days (in thousands)	27,758	30,560	6,144	6,294
Average Rentable Vehicles (in whole units)	386,757	433,823	90,516	95,409
Number of days in period (in whole units)	90	91	90	91
Available Car Days (in thousands)	34,808	39,496	8,151	8,686
Vehicle Utilization	80%	77%	75%	72%

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

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2025	2024	2025	2024
Revenues	$1,490	$1,739	$323	$341
Foreign currency adjustment(1)	—	(4)	(3)	(14)
Total Revenues - adjusted for foreign currency	$1,490	$1,735	$320	$327
Transaction Days (in thousands)	27,758	30,560	6,144	6,294
Total RPD (in dollars)	$53.68	$56.78	$52.07	$51.89
(1)Based on December 31, 2024 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues - adjusted for foreign currency divided by the Average Rentable Vehicles in each period and then divided by the number of months in the period reported.

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2025	2024	2025	2024
Total Revenues - adjusted for foreign currency	$1,490	$1,735	$320	$327
Average Rentable Vehicles (in whole units)	386,757	433,823	90,516	95,409
Total revenue per unit (in whole dollars)	$3,852	$4,000	$3,534	$3,423
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,284	$1,333	$1,178	$1,141

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

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2025	2024	2025	2024
Depreciation of revenue earning vehicles and lease charges, net	$462	$876	$73	$93
Foreign currency adjustment(1)	—	—	—	(4)
Adjusted depreciation of revenue earning vehicles and lease charges	$462	$876	$73	$89
Average Vehicles (in whole units)	413,381	450,585	91,343	96,907
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$1,117	$1,944	$794	$923
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$372	$648	$265	$308
(1)Based on December 31, 2024 foreign currency exchange rates for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements in the U.S. and internationally.

Cash and Cash Equivalents

As of March 31, 2025, we had $626 million of cash and cash equivalents and $395 million of restricted cash and cash equivalents. As of March 31, 2025, $214 million of cash and cash equivalents and $70 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We continue to assert non-permanent reinvestment of foreign earnings that give rise to excess cash, provided such cash can be remitted in a tax efficient manner.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows – Hertz

As of March 31, 2025 and December 31, 2024, Hertz had cash and cash equivalents of $626 million and $591 million, respectively, and restricted cash and cash equivalents of $395 million and $541 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$251	$370	$(119)
Investing activities	(718)	(703)	(15)
Financing activities	347	85	262
Effect of exchange rate changes	9	(13)	22
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(111)	$(261)	$150

During the three months ended March 31, 2025, cash flows from operating activities decreased $119 million period over period due primarily to a $241 million change in net income, as adjusted for non-cash and non-operating items, partially offset by a $122 million change in working capital accounts. Cash flows from working capital accounts increased due primarily to the receipt of a value added tax refund in 2025, a decrease in prepaids due to timing and an increase in value added tax payables and prepaid rentals, partially offset by a net decrease in accrued interest related to our First Lien Senior Notes.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the three months ended March 31, 2025, there was an $15 million increase in the cash used in investing activities period over period due primarily to a $52 million increase in revenue earning vehicle expenditures, net, partially offset by a $35 million decrease in non-vehicle capital asset expenditures, net. The increase in cash used by revenue earning vehicle expenditures, net, resulted from increased vehicle acquisitions, partially offset by increased vehicle dispositions with per unit gains recognized in the three months ended March 31, 2025 compared to per unit losses recognized in the same period in 2024. The decrease in cash used by non-vehicle capital asset expenditures, net was due primarily to increased proceeds resulting from certain asset dispositions in 2025.

Net financing cash inflows were $347 million in the three months ended March 31, 2025 compared to $85 million in the 2024 period. The $262 million increase in cash inflows is due primarily to an increase of $100 million in net proceeds from vehicle debt largely resulting from the issuance of the HVF III Series 2025-1 and 2025-2 Notes in March 2025. Cash flows from financing activities were also impacted by a $175 million increase in net proceeds from non-vehicle debt resulting in part from higher outstanding draws on the First Lien RCF in the three months ended March 31, 2025 compared to the same period in 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows – Hertz Global

As of March 31, 2025 and December 31, 2024, Hertz Global had cash and cash equivalents of $626 million and $592 million, respectively, and restricted cash and cash equivalents of $395 million and $541 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for Hertz Global for the periods shown:

	Three Months Ended March 31,
(In millions)	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$251	$370	$(119)
Investing activities	(718)	(703)	(15)
Financing activities	346	85	261
Effect of exchange rate changes	9	(13)	22
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(112)	$(261)	$149

Fluctuations in operating, investing and financing cash flows from period to period were due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the issuance or repurchase of our common stock and the exercise of Public Warrants, as applicable. Also see Note 7, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," in Part I, Item 1 of this Quarterly Report.

Debt Financing

Refer to Note 4, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of March 31, 2025.

Cash paid for interest on non-vehicle debt during the three months ended March 31, 2025 and 2024 was $142 million and $58 million, respectively. The $84 million increase in cash paid for non-vehicle debt interest is due primarily to the issuance of the First Lien Senior Notes in the second quarter of 2024. Cash paid for interest on vehicle debt during the three months ended March 31, 2025 was consistent with the same period in 2024.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$626	$591
Availability under the First Lien RCF	549	1,251
Corporate liquidity	$1,175	$1,842

Non-Vehicle Debt

First Lien Credit Agreement / First Lien RCF

On April 1 2025, Amendment No. 8, sunset as expected. Amendment No. 8 contained a minimum liquidity covenant of $400 million for each month ending in the second and third quarters of 2024 and $500 million for each month ending in the fourth quarter of 2024 and the first quarter of 2025. Amendment No. 8 also temporarily amended Hertz's First Lien Ratio to require a ratio of less than or equal to 5.0x in the second and third quarters of 2024 and 4.75x in the fourth quarter of 2024 and first quarter of 2025. Upon sunset of Amendment No. 8, the First Lien Ratio reverted to a requirement of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In May 2025, we entered into Amendment No. 10, which provides for the extension of the maturity date of $1.7 billion of commitments under our existing $2.0 billion First Lien RCF from June 2026 to March 2028, subject to a springing maturity date (as defined in the First Lien Credit Agreement) and makes certain other amendments to the First Lien Credit Agreement. We will have access to up to $2.0 billion under the First Lien RCF until June 2026, and thereafter the aggregate amount of commitments under the First Lien RCF is $1.7 billion until March 2028, after giving effect to the terms of Amendment No. 10.

Amendment No. 10 also contains a minimum liquidity covenant, consistent with that of Amendment No. 8, which requires $400 million for each month ending in the second and third quarters of the calendar year and $500 million for each month ending in the first and fourth quarter of the calendar year. Liquidity as defined in the First Lien Credit Agreement may be materially different than corporate liquidity presented above. Amendment No. 10 also adds certain limitations on Restricted Payments and Permitted Investments (each as defined in the First Lien Credit Agreement). Under the terms of Amendment No. 10, the minimum liquidity covenant and certain restrictions will sunset upon the end of the Relief Period (as defined in the First Lien Credit Agreement).

Exchangeable Notes

The Exchangeable Notes bear PIK interest payable on the Semi-annual PIK Event, where PIK interest increases the principal amount of the Exchangeable Notes upon each Semi-annual PIK Event. In connection with Semi-annual PIK Event in the first quarter of 2025, we increased the principal amount of the Exchangeable Notes by $11 million.

Additionally, for each Semi-annual PIK Event, we bifurcate the "Exchange Feature PIK" from the Exchangeable Notes for accounting purposes utilizing applicable guidance. As a result, we recognized a debt discount of $3 million within non-vehicle debt in the accompanying unaudited consolidated balance sheet as of March 31, 2025, representing the initial fair value. Refer to Note 10, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report for further details.

The net carrying amount of the Exchangeable Notes consists of the following:

(In millions)	March 31, 2025	December 31, 2024
Principal	$250	$250
Non-cash PIK interest	11	—
Unamortized debt discounts and debt issuance costs(1)	(78)	(71)
Net carrying amount	$183	$179
(1)     The debt discount is amortized to non-vehicle interest expense over the term of the Exchangeable Notes using the effective interest method.

Interest expense recognized for the Exchangeable Notes consists of the following:

	Three Months Ended March 31,
(In millions)	2025	2024
Contractual interest expense	$5	$—
Amortization of debt discounts and debt issuance costs	2	—
(Gain) loss on fair value of the Exchange Features(1)	6	—
Total	$13	$—
(1)    Refer also to Note 10, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Letters of Credit

As of March 31, 2025, there were outstanding standby letters of credit totaling $913 million comprised primarily of $651 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of March 31, 2025,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of March 31, 2025, none of the issued letters of credit have been drawn upon.

Vehicle Debt

Americas RAC

HVF III U.S. Vehicle Variable Funding Notes

In May 2025, HVF III amended the HVF III Series 2021-A Notes, which provides for the extension of the maturity date of $2.9 billion of aggregate commitments of Class A Notes from April 2026 to May 2027. Access to up to $3.6 billion of Class A Notes commitments is available until April 2026, and thereafter the aggregate amount of commitments under the Class A Notes is $2.9 billion until May 2027, after giving effects to the terms of the amendment.

HVF III U.S. Vehicle Medium Term Notes

HVF III Series 2025-1 Notes and Series 2025-2 Notes: In March 2025, HVF III issued the Series 2025-1 (Class A, Class B, Class C and Class D) and Series 2025-2 Notes (Class A, Class B, Class C and Class D) each in aggregate principal amount of $500 million with maturity dates of September 2028 and September 2030, respectively. There is subordination within each of the preceding series based on class.

Hertz Canadian Securitization

In May 2025, TCL Funding Limited Partnership, a bankruptcy-remote, indirect, wholly owned and special-purpose subsidiary of Hertz, amended the Hertz Canadian Securitization to increase the aggregate maximum borrowings from CAD$475 million to CAD$588 million until November 2025, reverting to CAD$475 million thereafter until the extended maturity date of April 2027.

International RAC

European ABS

In May 2025, IFF No. 2 amended the European ABS, which provides for the extension of the maturity date of total aggregate maximum borrowings of €1.2 billion, inclusive of the addition of Class B Notes, to April 2027. Access to commitments of €1.3 billion under the European ABS is available until March 2026, and thereafter the aggregate amount of commitments under the European ABS is €1.2 billion until April 2027, after giving effect to the terms of the amendment.

U.K. ABS

In December 2024, HFF entered into the U.K. ABS. Upon entrance, the U.K. ABS was not funded. During the first quarter of 2025, the U.K. ABS aggregate maximum borrowings were increased to £215 million.

Substantially all of our revenue earning vehicles and certain related assets are owned by special-purpose entities or are encumbered in favor of the lenders under the various credit facilities, other secured financings or asset-backed securities programs. None of the value of such assets (including the assets owned by Hertz Vehicle Financing III LLC, TCL Funding LP and each of the domestic and international subsidiaries that pledge vehicle and vehicle related assets as part of our securitization programs) will be available to satisfy the claims of non-vehicle secured or unsecured creditors, unless the vehicle related secured creditors under the securitization programs are paid in full.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: the First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Amendment No. 8 temporarily increased the First Lien Ratio and contained a minimum liquidity covenant, which sunset, as expected, on the first day of the second quarter of 2025, as discussed above. As of March 31, 2025, we were in compliance with the First Lien Ratio, as temporarily amended. Amendment No. 10 requires a minimum liquidity covenant, consistent with Amendment No. 8, and will sunset upon the end of the Relief Period, as discussed above. As of the filing of this Quarterly Report, we were in compliance with the minimum liquidity covenant.

Additionally, our Corporate Indebtedness contain customary affirmative covenants, including, among other things, the delivery of quarterly and annual financial statements and/or compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and, where applicable, the granting of security interests for the benefit of the secured parties under the applicable agreements on after-acquired real property, fixtures and future subsidiaries.

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

As of March 31, 2025, we were in compliance with all covenants under the terms of agreements governing the respective Corporate Indebtedness.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown.

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2025
First Quarter	$(2,847)	$2,124	$(723)
2024
First Quarter	$(1,904)	$1,233	$(671)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2025	2024	$ Change	% Change
Americas RAC	$(702)	$(822)	$120	(15)
International RAC	(21)	151	(172)	NM
Total	$(723)	$(671)	$(52)	8
NM - Not meaningful

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue earning vehicle expenditures increased $943 million, or 50%, in the three months ended March 31, 2025 compared to the same period in 2024, primarily in our Americas RAC segment, resulting from increased vehicle acquisitions. Proceeds from disposal of revenue earning vehicles increased $891 million, or 72%, in the three months ended March 31, 2025 compared to the same period in 2024, primarily in our Americas RAC segment, resulting from increased vehicle dispositions with per unit gains recognized in the three months ended March 31, 2025 compared to per unit losses recognized in the same period in 2024.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown.

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2025
First Quarter	$(22)	$27	$5
2024
First Quarter	$(33)	$3	$(30)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2025	2024	$ Change	% Change
Americas RAC	$(13)	$(10)	$(3)	30
International RAC	19	(2)	21	NM
Corporate	(1)	(18)	17	(94)
Total	$5	$(30)	$35	NM
NM - Not meaningful

In the three months ended March 31, 2025, proceeds for non-vehicle capital assets increased by $24 million compared to the same period in 2024, primarily in our International RAC segment, resulting from the disposition of certain non-vehicle capital assets. In the three months ended March 31, 2025, expenditures for non-vehicle capital assets decreased by $11 million, or 33%, compared to the same period in 2024, primarily in our Americas RAC segment, driven in part to reduced location refurbishment spend.

CONTRACTUAL AND OTHER OBLIGATIONS

As of March 31, 2025, there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our contractual and other obligations as set forth in the table included in Part II, Item 7 of our 2024 Form 10-K. Changes to our aggregate indebtedness, including related interest and terms of new issuances, are disclosed in Note 4, "Debt," in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

There have been no significant changes to our indemnification obligations as compared to those disclosed in Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of our 2024 Form 10-K.

We regularly evaluate the probability of having to incur costs associated with these indemnification obligations and have accrued for expected losses that are probable and estimable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no significant changes to our significant accounting policies due to adoption of recently issued accounting pronouncements as compared to those disclosed in Note 2, "Significant Accounting Policies," in Part II, Item 8 of our 2024 Form 10-K. For a discussion of recently issued accounting pronouncements, see Note 2, "Basis of Presentation and Recently Issued Accounting Pronouncements," in Part I, Item 1 of this Quarterly Report.

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

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among other things, those that may be disclosed from time to time in subsequent reports filed with, or furnished to, the SEC, those described under Item 1A, "Risk Factors," in our 2024 Form 10-K and set forth in this Quarterly Report, and the following, which also summarizes the principal risks of our business:
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
•disruptions in the supply chain, including in connection with any increases in tariffs or changes in tariff policies or trade agreements;
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

There have been no material changes to the information reported under Part II, Item 7A of our 2024 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 11, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

ITEM 1A.    RISK FACTORS

Part I, Item 1A of our 2024 Form 10-K for the year ended December 31, 2024 includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes to those risk factors.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) entered into any (i) contract or written plan for the purchase or sale of securities of Hertz Global intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) non-Rule 10b5-1 trading arrangement.

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
Series 2025-1 Supplement, dated as of March 12, 2025, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 12, 2025).

10.2	Hertz Holdings Hertz
Series 2025-2 Supplement, dated as of March 12, 2025, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 12, 2025).

10.3	Hertz Holdings Hertz
Voting Agreement, dated as of March 24, 2025, by and between Hertz Global Holdings, Inc. and CK Amarillo LP(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 24, 2025).

10.4	Hertz Holdings Hertz	Amended and Restated Performance Stock Unit Agreement, dated as of April 7, 2025, by and between Hertz Global Holdings, Inc. and Gil West.†*
10.5	Hertz Holdings Hertz	Amended and Restated Performance Stock Unit Agreement, dated as of April 7, 2025, by and between Hertz Global Holdings, Inc. and Scott Haralson.†*
10.6	Hertz Holdings Hertz	Amended and Restated Performance Stock Unit Agreement, dated as of April 7, 2025, by and between Hertz Global Holdings, Inc. and Sandeep Dube.†*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	InIine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document)
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

Date:	May 12, 2025	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ SCOTT M. HARALSON
Scott M. Haralson Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)