Form 10-Q
period 2025-06-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2025-08-07
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address, Zip Code and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC.				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	The Nasdaq Stock Market LLC
Hertz Global Holdings, Inc.	Warrants to purchase common stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.61 per share, subject to adjustment	HTZWW	The Nasdaq Stock Market LLC
The Hertz Corporation	None		None	None

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	July 31, 2025
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	310,786,183
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$503	$592
Restricted cash and cash equivalents:
Vehicle	341	258
Non-vehicle	285	283
Total restricted cash and cash equivalents	626	541
Total cash and cash equivalents and restricted cash and cash equivalents	1,129	1,133
Receivables:
Vehicle	276	389
Non-vehicle, net of allowance of $63 and $58, respectively	874	816
Total receivables, net	1,150	1,205
Prepaid expenses and other assets	739	894
Revenue earning vehicles:
Vehicles	14,468	12,714
Less: accumulated depreciation	(1,173)	(751)
Total revenue earning vehicles, net	13,295	11,963
Property and equipment, net	586	623
Operating lease right-of-use assets	2,286	2,088
Intangible assets, net	2,853	2,852
Goodwill	1,045	1,044
Total assets(1)	$23,083	$21,802
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$367	$161
Non-vehicle	531	481
Total accounts payable	898	642
Accrued liabilities	1,336	1,174
Accrued taxes, net	168	158
Debt:
Vehicle	12,202	11,231
Non-vehicle	5,434	5,104
Total debt	17,636	16,335
Public Warrants	302	178
Operating lease liabilities	2,280	2,073
Self-insured liabilities	640	617
Deferred income taxes, net	327	472
Total liabilities(1)	23,587	21,649
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 484,708,939 and 481,502,623 shares issued, respectively, and 309,896,895 and 306,690,579 shares outstanding, respectively	5	5
Treasury stock, at cost, 174,812,044 and 174,812,044 common shares, respectively	(3,430)	(3,430)
Additional paid-in capital	6,421	6,396
Retained earnings (Accumulated deficit)	(3,239)	(2,502)
Accumulated other comprehensive income (loss)	(261)	(316)
Total stockholders' equity (deficit)	(504)	153
Total liabilities and stockholders' equity (deficit)	$23,083	$21,802
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of June 30, 2025 and December 31, 2024 include total assets of variable interest entities (“VIEs”) of $1.6 billion and $1.4 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of June 30, 2025 and December 31, 2024 include total liabilities of VIEs of $1.6 billion and $1.4 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$2,185	$2,353	$3,998	$4,433
Expenses:
Direct vehicle and operating	1,394	1,440	2,668	2,806
Depreciation of revenue earning vehicles and lease charges, net	415	1,035	950	2,004
Non-vehicle depreciation and amortization	29	41	59	73
Selling, general and administrative	246	243	465	405
Interest expense, net:
Vehicle	152	149	292	290
Non-vehicle	232	88	359	163
Interest expense, net	384	237	651	453
Other (income) expense, net	7	(5)	11	(3)
(Gain) on sale of non-vehicle capital assets	(89)	—	(89)	—
Change in fair value of Public Warrants	115	(165)	124	(251)
Total expenses	2,501	2,826	4,839	5,487
Income (loss) before income taxes	(316)	(473)	(841)	(1,054)
Income tax (provision) benefit	22	(392)	104	3
Net income (loss)	$(294)	$(865)	$(737)	$(1,051)

Weighted-average common shares outstanding:
Basic	309	306	308	306
Diluted	309	306	308	306
Earnings (loss) per common share:
Basic	$(0.95)	$(2.82)	$(2.39)	$(3.44)
Diluted	$(0.95)	$(2.82)	$(2.39)	$(3.44)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(294)	$(865)	$(737)	$(1,051)
Other comprehensive income (loss):
Foreign currency translation adjustments	40	(3)	55	(43)
Total other comprehensive income (loss)	40	(3)	55	(43)
Total comprehensive income (loss)	$(254)	$(868)	$(682)	$(1,094)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2023	—	$—	305	$5	$6,405	$360	$(248)	175	$(3,430)	$3,092
Net income (loss)	—	—	—	—	—	(186)	—	—	—	(186)
Other comprehensive income (loss)	—	—	—	—	—	—	(40)	—	—	(40)
Net settlement on vesting of restricted stock	—	—	1	—	(2)	—	—	—	—	(2)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
Stock-based compensation forfeitures(1)	—	—	—	—	(68)	—	—	—	—	(68)
March 31, 2024	—	—	306	5	6,351	174	(288)	175	(3,430)	2,812
Net income (loss)	—	—	—	—	—	(865)	—	—	—	(865)
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	—	—	(3)
Net settlement on vesting of restricted stock	—	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
June 30, 2024	—	$—	306	$5	$6,365	$(691)	$(291)	175	$(3,430)	$1,958
(1)    Represents former chief executive officer ("CEO") awards forfeited in March 2024. See also Note 9, "Stock-Based Compensation."

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity (Deficit)
Balance as of:
December 31, 2024	—	$—	307	$5	$6,396	$(2,502)	$(316)	175	$(3,430)	$153
Net income (loss)	—	—	—	—	—	(443)	—	—	—	(443)
Other comprehensive income (loss)	—	—	—	—	—	—	15	—	—	15
Net settlement on vesting of restricted stock	—	—	1	—	(3)	—	—	—	—	(3)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
March 31, 2025	—	—	308	5	6,409	(2,945)	(301)	175	(3,430)	(262)
Net income (loss)	—	—	—	—	—	(294)	—	—	—	(294)
Other comprehensive income (loss)	—	—	—	—	—	—	40	—	—	40
Net settlement on vesting of restricted stock	—	—	2	—	(4)	—	—	—	—	(4)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
June 30, 2025	—	$—	$310	$5	$6,421	$(3,239)	$(261)	175	$(3,430)	$(504)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(737)	$(1,051)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	1,082	2,194
Depreciation and amortization, non-vehicle	59	73
Amortization of deferred financing costs and debt discount (premium)	40	33
Non-cash paid-in-kind ("PIK") interest on Exchangeable Notes	11	—
Stock-based compensation charges	32	32
Stock-based compensation forfeitures	—	(68)
Provision for receivables allowance	53	63
Deferred income taxes, net	(148)	(65)
(Gain) loss on sale of non-vehicle capital assets	(89)	—
Change in fair value of Public Warrants	124	(251)
Changes in financial instruments	104	8
Other	9	(1)
Changes in assets and liabilities:
Non-vehicle receivables	(84)	(201)
Prepaid expenses and other assets	(53)	(59)
Operating lease right-of-use assets	218	190
Non-vehicle accounts payable	28	63
Accrued liabilities	138	71
Accrued taxes, net	4	52
Operating lease liabilities	(208)	(200)
Self-insured liabilities	14	33
Net cash provided by (used in) operating activities	597	916
Cash flows from investing activities:
Revenue earning vehicles expenditures	(5,896)	(5,627)
Proceeds from disposal of revenue earning vehicles	4,250	2,902
Non-vehicle capital asset expenditures	(44)	(59)
Proceeds from disposal of non-vehicle capital assets	126	7
Return of (investment in) equity investments	—	(3)
Net cash provided by (used in) investing activities	(1,564)	(2,780)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	3,774	1,683
Repayments of vehicle debt	(2,990)	(1,121)
Proceeds from issuance of non-vehicle debt	1,056	2,885
Repayments of non-vehicle debt	(859)	(1,735)
Payment of financing costs	(41)	(42)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2025	2024
Other	(7)	(3)
Net cash provided by (used in) financing activities	933	1,667
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	30	(15)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(4)	(212)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,133	1,206
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,129	$994

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$255	$247
Non-vehicle	212	155
Income taxes, net of refunds	56	31
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$191	$362
Sales of revenue earning vehicles included in vehicle receivables	100	97
Purchases of non-vehicle capital assets included in accounts payable	10	12
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	30	47

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$503	$591
Restricted cash and cash equivalents:
Vehicle	341	258
Non-vehicle	285	283
Total restricted cash and cash equivalents	626	541
Total cash and cash equivalents and restricted cash and cash equivalents	1,129	1,132
Receivables:
Vehicle	276	389
Non-vehicle, net of allowance of $63 and $58, respectively	874	816
Total receivables, net	1,150	1,205
Prepaid expenses and other assets	737	894
Revenue earning vehicles:
Vehicles	14,468	12,714
Less: accumulated depreciation	(1,173)	(751)
Total revenue earning vehicles, net	13,295	11,963
Property and equipment, net	586	623
Operating lease right-of-use assets	2,286	2,088
Intangible assets, net	2,853	2,852
Goodwill	1,045	1,044
Total assets(1)	$23,081	$21,801
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$367	$161
Non-vehicle	531	481
Total accounts payable	898	642
Accrued liabilities	1,336	1,174
Accrued taxes, net	168	158
Debt:
Vehicle	12,202	11,231
Non-vehicle	5,434	5,104
Total debt	17,636	16,335
Operating lease liabilities	2,280	2,073
Self-insured liabilities	640	617
Deferred income taxes, net	330	476
Total liabilities(1)	23,288	21,475
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,623	4,598
Retained earnings (Accumulated deficit)	(4,569)	(3,956)
Accumulated other comprehensive income (loss)	(261)	(316)
Total stockholder's equity (deficit)	(207)	326
Total liabilities and stockholder's equity (deficit)	$23,081	$21,801
(1)    The Hertz Corporation's consolidated total assets as of June 30, 2025 and December 31, 2024 include total assets of VIEs of $1.6 billion, and $1.4 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of June 30, 2025 and December 31, 2024 include total liabilities of VIEs of $1.6 billion and $1.4 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$2,185	$2,353	$3,998	$4,433
Expenses:
Direct vehicle and operating	1,394	1,440	2,668	2,806
Depreciation of revenue earning vehicles and lease charges, net	415	1,035	950	2,004
Non-vehicle depreciation and amortization	29	41	59	73
Selling, general and administrative	246	243	465	405
Interest expense, net:
Vehicle	152	149	292	290
Non-vehicle	232	88	359	163
Interest expense, net	384	237	651	453
Other (income) expense, net	7	(5)	11	(3)
(Gain) on sale of non-vehicle capital assets	(89)	—	(89)	—
Total expenses	2,386	2,991	4,715	5,738
Income (loss) before income taxes	(201)	(638)	(717)	(1,305)
Income tax (provision) benefit	22	(391)	104	4
Net income (loss)	$(179)	$(1,029)	$(613)	$(1,301)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(179)	$(1,029)	$(613)	$(1,301)
Other comprehensive income (loss):
Foreign currency translation adjustments	40	(3)	55	(43)
Total other comprehensive income (loss)	40	(3)	55	(43)
Total comprehensive income (loss)	$(139)	$(1,032)	$(558)	$(1,344)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity
Balance as of:
December 31, 2023	100	$—	$4,610	$(819)	$(248)	$3,543
Net income (loss)	—	—	—	(272)	—	(272)
Other comprehensive income (loss)	—	—	—	—	(40)	(40)
Stock-based compensation charges	—	—	16	—	—	16
Stock-based compensation forfeitures(1)	—	—	(68)	—	—	(68)
Dividends paid to Hertz Holdings	—	—	(2)	—	—	(2)
March 31, 2024	100	—	4,556	(1,091)	(288)	3,177
Net income (loss)	—	—		(1,029)		(1,029)
Other comprehensive income (loss)	—	—	—	—	(3)	(3)
Stock-based compensation charges	—	—	16	—	—	16
Dividends paid to Hertz Holdings	—	—	(4)	—	—	(4)
June 30, 2024	100	$—	$4,568	$(2,120)	$(291)	$2,157
(1)    Represents former chief executive officer ("CEO") awards forfeited in March 2024. See also Note 9, "Stock-Based Compensation."

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2024	100	$—	$4,598	$(3,956)	$(316)	$326
Net income (loss)	—	—	—	(434)	—	(434)
Other comprehensive income (loss)	—	—	—	—	15	15
Stock-based compensation charges	—	—	16	—	—	16
Dividends paid to Hertz Holdings	—	—	(3)	—	—	(3)
March 31, 2025	100	—	4,611	(4,390)	(301)	(80)
Net income (loss)	—	—	—	(179)	—	(179)
Other comprehensive income (loss)	—	—	—	—	40	40
Stock-based compensation charges	—	—	16	—	—	16
Dividends paid to Hertz Holdings	—	—	(4)	—	—	(4)
June 30, 2025	100	$—	$4,623	$(4,569)	$(261)	$(207)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(613)	$(1,301)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	1,082	2,194
Depreciation and amortization, non-vehicle	59	73
Amortization of deferred financing costs and debt discount (premium)	40	33
Non-cash PIK interest on Exchangeable Notes	11	—
Stock-based compensation charges	32	32
Stock-based compensation forfeitures	—	(68)
Provision for receivables allowance	53	63
Deferred income taxes, net	(148)	(65)
(Gain) loss on sale of non-vehicle capital assets	(89)	—
Changes in financial instruments	104	8
Other	10	(2)
Changes in assets and liabilities:
Non-vehicle receivables	(84)	(201)
Prepaid expenses and other assets	(53)	(59)
Operating lease right-of-use assets	218	190
Non-vehicle accounts payable	28	63
Accrued liabilities	138	71
Accrued taxes, net	4	55
Operating lease liabilities	(208)	(200)
Self-insured liabilities	14	33
Net cash provided by (used in) operating activities	598	919
Cash flows from investing activities:
Revenue earning vehicles expenditures	(5,896)	(5,627)
Proceeds from disposal of revenue earning vehicles	4,250	2,902
Non-vehicle capital asset expenditures	(44)	(59)
Proceeds from disposal of non-vehicle capital assets	126	7
Return of (investment in) equity investments	—	(3)
Net cash provided by (used in) investing activities	(1,564)	(2,780)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	3,774	1,683
Repayments of vehicle debt	(2,990)	(1,121)
Proceeds from issuance of non-vehicle debt	1,056	2,885
Repayments of non-vehicle debt	(859)	(1,735)
Payment of financing costs	(41)	(42)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2025	2024
Dividends paid to Hertz Holdings	(7)	(6)
Net cash provided by (used in) financing activities	933	1,664
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	30	(15)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(3)	(212)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,132	1,206
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,129	$994

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$255	$247
Non-vehicle	212	155
Income taxes, net of refunds	56	31
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$191	$362
Sales of revenue earning vehicles included in vehicle receivables	100	97
Purchases of non-vehicle capital assets included in accounts payable	10	12
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	30	47

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q ("Quarterly Report") combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2025 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes and, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

Note 3—Divestitures

Sale-Leasebacks of Non-Vehicle Capital Assets

In June 2025, the Company sold and leased back certain land and buildings, inclusive of site improvements, associated with operating sites in its Americas RAC segment. The Company recognized a total pre-tax gain of $89 million on the sales, which is included in (gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025. The land portions of the sales qualified for sale-leaseback accounting, and are accounted for as operating leases with expected terms of 40 years, inclusive of extensions the Company currently intends to exercise. The Company accounted for the buildings portion of the sales proceeds as financial liabilities, as the criteria for a sale were not met. The financial liabilities are classified as other non-vehicle debt and included in non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2025.

In July 2025, the Company sold and leased back certain real estate associated with an operating site in its Americas RAC segment. The Company expects to recognize a pre-tax gain between $35 million and $40 million. The sale qualifies for sale-leaseback accounting, in which the leaseback will be classified as an operating lease with an expected term of 50 years, inclusive of extensions the Company currently intends to exercise.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	June 30, 2025	December 31, 2024
Revenue earning vehicles	$14,191	$12,424
Less accumulated depreciation	(1,173)	(751)
	13,018	11,673
Revenue earning vehicles held for sale, net(1)	277	290
Revenue earning vehicles, net(2)	$13,295	$11,963
(1)    Represents the carrying amount of vehicles classified as held for sale as of the respective balance sheet date.
(2)    Includes an impairment charge recognized against the Company's revenue earning vehicles in the third quarter of 2024.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Depreciation of revenue earning vehicles	$431	$844	$897	$1,528
(Gain) loss on disposal of revenue earning vehicles(1)(2)	(38)	182	21	458
Rents paid for vehicles leased	22	9	32	18
Depreciation of revenue earning vehicles and lease charges, net	$415	$1,035	$950	$2,004
(1)    Includes costs associated with the sales of vehicles of $72 million and $154 million for the three and six months ended June 30, 2025, respectively. Includes costs associated with the sales of vehicles of $54 million and $99 million for the three and six months ended June 30, 2024, respectively.
(2)    Includes the write-down to fair value for vehicles classified as held for sale, including the EV Disposal Groups for the three and six months ended June 30, 2024, as defined and disclosed below.

Electric Vehicles Held for Sale

In December 2023, the Company identified a group of electric vehicles ("EVs") in the Americas RAC segment (the "First EV Disposal Group") that it desired to sell. In March 2024, the Company identified an incremental group of EVs in the Americas RAC and International RAC segments (together with the First EV Disposal Group, the "EV Disposal Groups") that it also desired to sell. During the six months ended June 30, 2024, the Company incurred incremental charges of $176 million, primarily in the first quarter of 2024, for the write-down on the vehicles, of which $165 million and $11 million were associated with the Americas RAC and International RAC segments, respectively, and $47 million for losses incurred on the vehicles sold, primarily in the Americas RAC segment in the first quarter of 2024. These amounts are included in depreciation of revenue earning vehicles and lease charges, net in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2024. The Company substantially completed the sale of the EV Disposal Groups as of December 31, 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 5—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of June 30, 2025 and December 31, 2024:

Facility	Weighted-Average Interest Rate as of June 30, 2025	Fixed or Floating Interest Rate	Maturity	June 30, 2025	December 31, 2024
Non-Vehicle Debt
First Lien RCF	8.00%	Floating	3/2028	375	$175
Term B Loan	8.04%	Floating	6/2028	1,248	1,255
Incremental Term B Loan	8.03%	Floating	6/2028	493	495
Term C Loan	8.04%	Floating	6/2028	245	245
First Lien Senior Notes	12.63%	Fixed	7/2029	1,250	1,250
Exchangeable Notes(1)	8.00%	Fixed	7/2029	261	250
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
Other Non-Vehicle Debt(2)(3)	9.02%	Fixed	6/2065	6	—
Fair Value of the Exchange Features(4)	N/A	N/A	N/A	175	61
Unamortized Debt Issuance Costs(5) and Net (Discount) Premium(6)				(119)	(127)
Total Non-Vehicle Debt				5,434	5,104
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(7)	5.97%	Floating	5/2027	2,107	2,162
HVF III Series 2021-A Class B(7)	9.41%	Fixed	8/2027	300	188
				2,407	2,350
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-2(7)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(7)	N/A	N/A	N/A	—	750
HVF III Series 2022-2(7)	2.78%	Fixed	6/2027	750	750
HVF III Series 2022-4(7)	4.22%	Fixed	9/2025	333	667
HVF III Series 2022-5(7)	4.39%	Fixed	9/2027	364	364
HVF III Series 2023-1(7)	6.17%	Fixed	6/2026	500	500
HVF III Series 2023-2(7)	6.30%	Fixed	9/2028	300	300
HVF III Series 2023-3(7)	6.46%	Fixed	2/2027	500	500
HVF III Series 2023-4(7)	6.66%	Fixed	3/2029	500	500
HVF III Series 2024-1(7)	5.98%	Fixed	1/2028	375	375
HVF III Series 2024-2(7)	6.03%	Fixed	1/2030	375	375
HVF III Series 2025-1(7)	5.36%	Fixed	9/2028	500	—
HVF III Series 2025-2(7)	5.61%	Fixed	9/2030	500	—
HVF III Series 2025-3(7)	5.54%	Fixed	12/2028	375	—
HVF III Series 2025-4(7)	5.92%	Fixed	12/2030	310	—
				7,682	7,081

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of June 30, 2025	Fixed or Floating Interest Rate	Maturity	June 30, 2025	December 31, 2024
Vehicle Debt - Other
European ABS(7)	3.85%	Floating	4/2027	1,171	1,037
Hertz Canadian Securitization(7)	4.55%	Floating	4/2027	411	292
Australian Securitization(7)	5.38%	Floating	6/2027	217	207
New Zealand RCF	6.24%	Floating	8/2026	58	63
U.K. Financing Facility	N/A	N/A	N/A	—	153
U.K. ABS	6.05%	Floating	12/2026	165	—
Other Vehicle Debt(8)	6.54%	Floating	7/2025 - 7/2028	145	97
				2,167	1,849
Unamortized Debt Issuance Costs and Net (Discount) Premium				(54)	(49)
Total Vehicle Debt				12,202	11,231
Total Debt				$17,636	$16,335
(1)    The effective interest rate of the Exchangeable Notes, inclusive of the bifurcated Exchange Features, as defined and disclosed in Note 11, "Fair Value Measurements," and PIK interest, was approximately 15.3% and 15.0% as of June 30, 2025 and December 31, 2024, respectively.
(2)    Other non-vehicle debt as of June 30, 2025 is comprised of $6 million in financial liabilities recognized from the sales of certain non-vehicle capital assets, as disclosed in Note 3, "Divestitures."
(3)    Reflects the effective interest rate of other non-vehicle debt.
(4)    Reflects the fair value of the Exchange Features, as defined and disclosed in Note 11, "Fair Value Measurements."
(5)    Includes $9 million of unamortized debt issuance costs associated with the Exchangeable Notes as of June 30, 2025 and December 31, 2024.
(6)    Includes $4 million of unamortized debt discount associated with the Exchangeable Notes as of June 30, 2025 and December 31, 2024.
(7)    Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness originally expect the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full.
(8)    Other vehicle debt is primarily comprised of $103 million and $94 million in finance lease obligations as of June 30, 2025 and December 31, 2024, respectively.

Non-Vehicle Debt

First Lien Credit Agreement / First Lien RCF

On April 1, 2025, an amendment to the credit agreement governing the First Lien RCF ("the First Lien Credit Agreement"), which was entered into in April 2024 ("Amendment No. 8"), expired. Amendment No. 8 contained a minimum liquidity covenant of $400 million for each month ending in the second and third quarters of 2024 and $500 million for each month ending in the fourth quarter of 2024 and the first quarter of 2025. Amendment No. 8 also temporarily amended Hertz's compliance with a financial covenant consisting of a ratio of first lien debt to Consolidated EBITDA ("the First Lien Ratio"), as defined within the First Lien Credit Agreement and may be materially different than Adjusted Corporate EBITDA presented in Part I, Item 2 of this Quarterly Report, to require a ratio of less than or equal to 5.0x in the second and third quarters of 2024 and 4.75x in the fourth quarter of 2024 and first quarter of 2025. Upon expiration of Amendment No. 8, the First Lien Ratio reverted to a requirement of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year.

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

Amendment No. 10 also contains a minimum liquidity covenant, consistent with that of Amendment No. 8, which requires $400 million for each month ending in the second and third quarters of the calendar year and $500 million for each month ending in the first and fourth quarter of the calendar year. Amendment No. 10 also adds certain limitations, including with respect to Restricted Payments and Permitted Investments (each as defined in the First Lien Credit Agreement). Under the terms of Amendment No. 10, the minimum liquidity covenant and certain restrictions will sunset upon the end of the Relief Period (as defined in the First Lien Credit Agreement).

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

Additionally, for each Semi-annual PIK Event, the Company bifurcates an associated embedded derivative (the "Exchange Feature PIK") from the Exchangeable Notes for accounting purposes utilizing applicable guidance. As a result, the Company recognized a debt discount of $3 million within non-vehicle debt in the accompanying unaudited consolidated balance sheet as of June 30, 2025, representing the initial fair value. Refer to Note 11, "Fair Value Measurements," for further details.

The net carrying amount of the Exchangeable Notes consists of the following:

(In millions)	June 30, 2025	December 31, 2024
Principal	$250	$250
Non-cash PIK interest	11	—
Unamortized debt discounts and debt issuance costs(1)	(77)	(78)
Fair value of the Exchange Features(2)	175	61
Net carrying amount	$359	$233
(1)    Debt discounts, including the initial fair value, at issuance, of the Exchange Features, as defined in Note 11, "Fair Value Measurements," and debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes using the effective interest method.
(2)    As defined and further disclosed in Note 11, "Fair Value Measurements."

Interest expense recognized for the Exchangeable Notes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Contractual interest expense	$5	$—	$10	$—
Amortization of debt discounts and debt issuance costs	3	—	5	—
(Gain) loss on fair value of the Exchange Features(1)	105	—	111	—
Total	$113	$—	$126	$—
(1)    As defined and further disclosed in Note 11, "Fair Value Measurements."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Vehicle Debt

HVF III U.S. Vehicle Variable Funding Notes

In May 2025, Hertz Vehicle Financing III LLC ("HVF III"), a wholly owned, special-purpose and bankruptcy-remote subsidiary of Hertz, amended the HVF III Series 2021-A Notes, which provides for the extension of the maturity date of $2.9 billion of aggregate commitments of Class A Notes from April 2026 to May 2027. In August 2025, $780 million in non-extending commitments were voluntarily terminated.

In June 2025, HVF III amended the HVF III Series 2021-A Notes to issue new Class B Notes in which aggregate commitments were increased from $188 million to $300 million and the maturity date was extended to June 2027. The Class B Notes are subordinate to the Class A Notes.

HVF III U.S. Vehicle Medium Term Notes ("MTNs")

In March 2025, HVF III issued the Series 2025-1 (Class A, Class B, Class C and Class D) and Series 2025-2 Notes (Class A, Class B, Class C and Class D) each in aggregate principal amount of $500 million with maturity dates of September 2028 and September 2030, respectively.

In June 2025, HVF III issued the Series 2025-3 (Class A, Class B, Class C and Class D) and Series 2025-4 Notes (Class A, Class B, Class C and Class D) in aggregate principal amounts of $375 million and $310 million with maturity dates of December 2028 and December 2030, respectively.

There is subordination within each of the preceding series based on class.

Vehicle Debt-Other

European ABS

In May 2025, International Fleet Financing No. 2 BV ("IFF No. 2"), an indirect, special-purpose subsidiary of Hertz, amended the European ABS, which provides for the extension of the maturity date of total aggregate maximum borrowings of €1.2 billion, inclusive of the addition of Class B Notes, to April 2027. In August 2025, €129 million in non-extending commitments were voluntarily terminated.

In July 2025, IFF No. 2 amended the European ABS for the issuance of Class C Notes in an aggregate principal amount of €100 million. The Class C Notes can be drawn and repaid on a revolving basis and have a maturity date of April 2027. After giving effect to the issuance of the Class C Notes, total aggregate maximum borrowings available under the European ABS are €1.3 billion until April 2027.

Hertz Canadian Securitization

In May 2025, TCL Funding Limited Partnership, a bankruptcy-remote, indirect, wholly owned and special-purpose subsidiary of Hertz, amended the Hertz Canadian Securitization to increase the aggregate maximum borrowings from CAD$475 million to CAD$588 million until November 2025, reverting to CAD$475 million thereafter until the extended maturity date of April 2027.

Australian Securitization

In June 2025, HA Fleet Pty Limited, an indirect wholly-owned subsidiary of Hertz, amended the Australian Securitization to extend the maturity date to June 2027.

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

The Company refers to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the respective facility (i.e., with respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, the amount of debt the Company could borrow, assuming it possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under such facility and, in the case of the First Lien RCF, less any issued standby letters of credit. With respect to a variable funding asset-backed securitization facility or asset-based revolving credit facility, the Company refers to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt that can be borrowed given the collateral possessed at such time).

The following facilities were available to the Company as of June 30, 2025 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$946	$946
Total Non-Vehicle Debt	946	946
Vehicle Debt
HVF III Series 2021-A	1,533	—
European ABS	396	—
Hertz Canadian Securitization	20	2
Australian Securitization	6	—
New Zealand RCF	15	—
U.K. ABS	130	—
Other Vehicle Debt	16	1
Total Vehicle Debt	2,116	3
Total	$3,062	$949
Letters of Credit

As of June 30, 2025, there were outstanding standby letters of credit totaling $993 million comprised primarily of $679 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of June 30, 2025, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization facilities and to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of June 30, 2025, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies, subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE, and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of June 30, 2025 and December 31, 2024, IFF No. 2 had total assets of $1.4 billion, respectively, comprised primarily of intercompany receivables, and total liabilities of $1.4 billion, comprised primarily of debt.

The Company incorporates HFF as a special-purpose orphan entity. HFF provides a vehicle financing facility for the Company's vehicle rental fleet in the U.K. through the U.K. ABS. HFF is a VIE, and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of HFF are included in the accompanying consolidated financial statements. As of June 30, 2025 and December 31, 2024, HFF had total assets of $214 million and $2 million, respectively, comprised primarily of intercompany receivables, and total liabilities of $214 million and $2 million, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenant: the First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Amendment No. 8 temporarily increased the First Lien Ratio and contained a minimum liquidity covenant, which sunset, as expected, on the first day of the second quarter of 2025, as disclosed above. Additionally, Amendment No. 10 requires a minimum liquidity covenant, consistent with Amendment No. 8, and will sunset upon the end of the Relief Period, as disclosed above. As of June 30, 2025, Hertz was in compliance with the First Lien Ratio. As of June 30, 2025 and as of the filing of this Quarterly Report, Hertz was in compliance with the minimum liquidity covenant, as disclosed above.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
As of June 30, 2025, the Company was in compliance with all covenants under the terms of the agreements governing the respective Corporate Indebtedness.

Note 6—Leases

Lessor

The Company enters into certain agreements as a lessor under which it rents vehicles and leases fleets to customers. The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating lease income from vehicle rentals	$1,980	$2,130	$3,614	$4,013
Variable operating lease income	148	163	270	304
Revenue accounted for under Topic 842	2,128	2,293	3,884	4,317
Revenue accounted for under Topic 606	57	60	114	116
Total revenues	$2,185	$2,353	$3,998	$4,433

Lessee

In June 2025, the Company sold and leased back certain land and buildings, inclusive of site improvements, associated with operating sites in its Americas RAC segment. The land portions of the sales qualified for sale-leaseback accounting, and are accounted for as operating leases with expected terms of 40 years, inclusive of extensions the Company currently intends to exercise, and have aggregate future minimum lease payments of $483 million. See Note 3, "Divestitures," for additional information.

In July 2025, the Company sold and leased back certain real estate associated with an operating site in its Americas RAC segment. The sale qualifies for sale-leaseback accounting, in which the leaseback will be classified as an operating lease with an expected term of 50 years, inclusive of extensions the Company currently intends to exercise, and will have aggregate future minimum lease payments between $375 million and $385 million. See Note 3, "Divestitures," for additional information.

The following summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases as a lessee as of June 30, 2025:

Weighted-average remaining lease term (in years)	10.9
Weighted-average discount rate	11.15%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the Company's minimum fixed lease obligations under existing agreements as a lessee, excluding variable concession obligations in excess of minimum annual guarantees and short-term leases, as of June 30, 2025:

(In millions)
Remainder 2025	$302
2026	544
2027	469
2028	393
2029	331
After 2029	2,212
Total lease payments	4,251
Interest	(1,971)
Operating lease liabilities as of June 30, 2025	$2,280

Note 7—Income Tax (Provision) Benefit

Hertz Global

For the three months ended June 30, 2025, Hertz Global recorded a tax benefit of $22 million, which resulted in an effective tax rate of 7%. For the three months ended June 30, 2024, Hertz Global recorded a tax provision of $392 million, which resulted in an effective tax rate of (83%).

The change in taxes for the three months ended June 30, 2025 compared to the same period in 2024 was driven primarily by the establishment of valuation allowances on existing deferred tax assets in the second quarter of 2024 and the effects of fewer tax credits in 2025.

For the first half of 2025, Hertz Global recorded a tax benefit of $104 million, which resulted in an effective tax rate of 12%. For the first half of 2024, Hertz Global recorded a tax benefit of $3 million, which resulted in an effective tax rate of 0%.

The change in taxes in the first half of 2025 compared to the same period in 2024 was driven primarily by lower valuation allowances, non-taxable changes in the fair value of warrants and exchangeable debt, and lower pretax losses.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law, bringing major changes to the U.S. tax code, beginning in 2025. Key provisions of the OBBBA include the extension of expiring Tax Cuts and Jobs Act provisions; restoration of 100% bonus depreciation for qualified property, including vehicle purchases; full write-off of research and development ("R&D") costs and changes to interest deductibility rules. The OBBBA also eliminates EV tax credits for EVs purchased after September 30, 2025. The Company is currently assessing the impact of the OBBBA on its financial statements.

Hertz

For the three months ended June 30, 2025, Hertz recorded a tax benefit of $22 million, which resulted in an effective tax rate of 11%. For the three months ended June 30, 2024, Hertz recorded a tax provision of $391 million, which resulted in an effective tax rate of (61%).

The change in taxes for the three months ended June 30, 2025 compared to the same period in 2024 was driven primarily by the establishment of valuation allowances on existing deferred tax assets in Q2 2024 and the effects of fewer tax credits in 2025.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

For the first half of 2025, Hertz recorded a tax benefit of $104 million, which resulted in an effective tax rate of 15%. For the first half of 2024, Hertz recorded a tax benefit of $4 million, which resulted in an effective tax rate of 0%.

The change in taxes in the first half of 2025 compared to the same period in 2024 was driven primarily by lower valuation allowances and lower pre-tax losses.

On July 4, 2025, the OBBBA was enacted into law, bringing major changes to the U.S. tax code, beginning in 2025. Key provisions of the OBBBA include the extension of expiring Tax Cuts and Jobs Act provisions; restoration of 100% bonus depreciation for qualified property, including vehicle purchases; full write-off of R&D costs and changes to interest deductibility rules. The OBBBA also eliminates EV tax credits for EVs purchased after September 30, 2025. The Company is currently assessing the impact of the OBBBA on its financial statements.

Note 8—Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

As of June 30, 2025, approximately 82,700,000 Public Warrants remain outstanding with an exercise price of $13.61. There have been approximately 6,300,000 Public Warrants exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. See Note 11, "Fair Value Measurements."

At-the-Market ("ATM") Equity Offering Program

In May 2025, Hertz Global filed a Form S-3 Registration Statement as well as prospectuses covering the offering, issuance and sale of up to a maximum aggregate offering price of $250 million shares of Hertz Global common stock par value $0.01 per share that may be issued and sold from time to time under an equity distribution agreement with various banking institutions, acting as the Company's agents, through an at-the-market offering program (the "ATM Program"). As of June 30, 2025, no shares of Hertz Global common stock had been sold under the ATM Program.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)(1)	2025	2024	2025	2024
Numerator:
Net income (loss) available to Hertz Global common stockholders, basic and diluted	$(294)	$(865)	$(737)	$(1,051)
Denominator:
Basic and diluted weighted-average common shares outstanding	309	306	308	306
Antidilutive Public Warrants(2)	83	83	83	83
Antidilutive stock options, RSUs and PSUs	18	13	17	11
Antidilutive shares related to Exchangeable Notes	39	1	39	1
Total antidilutive	140	96	139	94
Earnings (loss) per common share:
Basic	$(0.95)	$(2.82)	$(2.39)	$(3.44)
Diluted	$(0.95)	$(2.82)	$(2.39)	$(3.44)
(1)    This table is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands, and as a result, may not agree to the amounts shown in the table when calculated in millions.
(2)    Prior period amounts have been adjusted in the current period to correct for immaterial errors. These corrections only affect the disclosure of antidilutive Public Warrants and do not impact the earnings (loss) per common share, basic and diluted, for the three and six months ended June 30, 2024.

Note 9—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz. In 2021, the Hertz Global's Board of Directors (the "Board") approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of June 30, 2025, 35,416,778 shares of the Company's common stock were authorized and remain available for future grants under the 2021 Omnibus Plan. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

A summary of the total employee compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Employee compensation expense(1)	$16	$16	$31	$(36)
Income tax benefit (expense)	3	(3)	3	(5)
Employee compensation expense, net	$19	$13	$34	$(41)
(1)    For the six months ended June 30, 2024, includes $68 million of former CEO awards forfeited in March 2024.

As of June 30, 2025, there was $116 million of total unrecognized employee compensation expense expected to be recognized over the remaining 1.5 years, on a weighted average basis, of the requisite service period that began on the grant dates of the outstanding awards.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Stock Options and Stock Appreciation Rights

A summary of stock option activity under the 2021 Omnibus Plan for the first half of 2025 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	1,702,418	$26.17	6.7	$—
Granted	—	—	0.0	—
Exercised	—	—	0.0	—
Forfeited or Expired	(90,840)	26.17	0.0	—
Outstanding as of June 30, 2025	1,611,578	26.17	5.4	—
Exercisable as of June 30, 2025	(1,611,578)	26.17	5.4	—
Non-vested as of June 30, 2025	—

Performance Stock Awards ("PSAs"), Performance Stock Units ("PSUs") and Performance Units ("PUs")

A summary of the PSU activity for the first half of 2025 under the 2021 Omnibus Plan is presented below. As of June 30, 2025, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	5,197,913	$4.67	$19
Granted(1)	1,348,220	4.09	—
Vested	(109,431)	20.38	—
Forfeited or Expired	(745,844)	6.16	—
Outstanding as of June 30, 2025	5,690,858	4.04	39
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

Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity for the first half of 2025 under the 2021 Omnibus Plan is presented below.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	21,110,387	$5.92	$77
Granted	12,994,699	3.96	—
Vested	(4,474,296)	7.38	—
Forfeited or Expired	(2,295,448)	6.00	—
Outstanding as of June 30, 2025	27,335,342	4.75	187

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Additional information pertaining to RSU activity is as follows:

	Six Months Ended June 30,
	2025	2024
Total fair value of awards that vested (in millions)	$33	$24
Weighted-average grant-date fair value of awards granted	$3.96	$5.91

RSU grants issued in 2025 vest ratably over a period of primarily three years.

Deferred Stock Units

As of June 30, 2025, there were approximately 311,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

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

None of the Company's financial instruments have been designated as hedging instruments as of June 30, 2025 and December 31, 2024. The Company classifies cash flows from financial instruments according to the classification of the cash flows of the economically hedged item(s).

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives		Liability Derivatives
(In millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Interest rate instruments(1)	$2	$2	$—	$—
Foreign currency forward contracts(1)	5	1	3	6
Exchange Features related to Exchangeable Notes(2)	—	—	175	61
Total	$7	$3	$178	$67
(1)    Asset derivatives are recorded in prepaid expenses and other assets and liability derivatives are recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.
(2)    The Exchange Features, as defined and further disclosed in Note 11, "Fair Value Measurements," were bifurcated as derivatives from the Exchangeable Notes and are recorded in non-vehicle debt in the accompanying unaudited condensed consolidated balance sheets.

The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2025	2024	2025	2024
Interest rate instruments	Vehicle interest expense, net	$(1)	$(3)	$(2)	$(2)
Foreign currency forward contracts	Selling, general and administrative expense	(2)	3	2	(9)
Exchange Features related to Exchangeable Notes(1)	Non-vehicle interest expense, net	(105)	—	(111)	—
Total		$(108)	$—	$(111)	$(11)
(1)    The Exchange Features, as defined and further disclosed in Note 11, "Fair Value Measurements," were bifurcated as derivatives from the Exchangeable Notes.

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

	June 30, 2025		December 31, 2024
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Other Non-Vehicle Debt	$5,117	4,518	$4,920	$4,399
Exchangeable Notes	261	344	250	289
Total Non-Vehicle Debt	5,378	4,862	5,170	4,688
Vehicle Debt	12,256	12,153	11,280	11,100
Total	$17,634	$17,015	$16,450	$15,788

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	June 30, 2025				December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$152	$—	$—	$152	$229	$—	$—	$229
Liabilities:
Public Warrants	$302	$—	$—	$302	$178	$—	$—	$178
Exchange Features	$—	$—	$175	$175	$—	$—	$61	$61

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

Public Warrants – Hertz Global

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price (i.e., a Level 1 input). For the three and six months ended June 30, 2025, the fair value adjustments included losses of $115 million and $124 million, respectively. For the three and six months ended June 30, 2024, the fair value adjustments included gains of $165 million and $251 million, respectively. These amounts are recorded in change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statement of operations for Hertz Global for the three and six months ended June 30, 2025 and 2024.

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

As disclosed in Note 5, "Debt," the Exchangeable Notes bear PIK interest payable semi-annually on January 15 and July 15. Upon the Semi-annual PIK Event in the first quarter of 2025, the Company bifurcated the Exchange Feature PIK and recognized a debt discount of $3 million within non-vehicle debt, representing the initial fair value.

As of June 30, 2025, the fair value of the Exchange Feature and the Exchange Feature PIK (collectively, the "Exchange Features") was $175 million. Refer also to Note 10, "Financial Instruments," for further information.

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

The estimated fair values of the Exchange Features were computed using the following key inputs as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Hertz Global common share price	$6.83	$3.66
Expected term (years)	4.04	4.54
Risk-free interest rate	3.74%	4.35%
Credit spread	9.87%	8.55%
Expected volatility	50.00%	48.75%

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

The following table summarizes the activity related to the Exchange Features measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Exchange Features
Balance as of December 31, 2023	$—
Initial recognition of derivative	68
(Gain) loss in fair value recognized in earnings	(7)
Balance as of December 31, 2024	61
Initial recognition of derivative	3
(Gain) loss in fair value recognized in earnings(1)	6
Balance as of March 31, 2025	70
(Gain) loss in fair value recognized in earnings(2)	105
Balance as of June 30, 2025	$175
(1)    Included in non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2025.
(2)    Included in non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Financial Instruments

The fair value of the Company's financial instruments as of June 30, 2025 and December 31, 2024 are disclosed in Note 10, "Financial Instruments." The Company's financial instruments, excluding the Exchange Feature as disclosed above, are priced using quoted market prices for similar assets or liabilities in active markets (i.e., Level 2 inputs).

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

Note 12—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on actuarially determined estimates using historical claims experience. These estimates include judgment about severity of claims, frequency and volume of claims. As of June 30, 2025 and December 31, 2024, the Company's liability recorded for self-insured liabilities was $640 million and $617 million, of which $502 million and $491 million relates to liabilities incurred by the Company's Americas RAC operations, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is monitored quarterly based on evolving accident claim history. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time, the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the three months ended June 30, 2025 or the period after June 30, 2025, but before the filing of this Quarterly Report.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The complaint also asserts the right to pre-judgment interest from July 1, 2021 to the date of any judgment. On December 22, 2021, the Delaware Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 Notes and the 2024 Notes and (ii) post-petition interest at the contract rate. See Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 637 B.R. 781 (Bankr. D. Del. Dec. 22, 2021). On November 9, 2022, the Delaware Bankruptcy Court ruled that the make-whole premium is the same as unmatured interest and is disallowed under the U.S. Bankruptcy Code, granting summary judgment in the defendants’ favor. The Delaware Bankruptcy Court certified the matter directly to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) and, on January 25, 2023, the Third Circuit accepted Wells Fargo’s appeal. The Third Circuit held an oral argument for this appeal on October 25, 2023, and on September 10, 2024, the Third Circuit issued its opinion in Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 117 F.4th 109 (3d Cir. 2024). In a 2-1 decision, a panel of the Third Circuit held that the "absolute priority rule" required Hertz to pay the make-whole premium on the 2026 Notes and on the 2028 Notes, and post-petition interest at the contract rate rather than the federal judgment rate on all Unsecured Notes, even though those amounts were disallowed under the Bankruptcy Code. As a result, the Company has accrued approximately $330 million for this litigation as of June 30, 2025, made up of approximately $260 million on the underlying claims and approximately $70 million in pre-judgment interest, which interest will continue to accrue until the date of any judgment that may be entered by the Delaware Bankruptcy Court. On October 15, 2024, the Company filed a petition with the Third Circuit for a rehearing en banc, which the Third Circuit denied on November 6, 2024. The case has now been remanded to the Delaware Bankruptcy Court for a determination of the exact amount owed by the Company. The Company and the Indenture Trustee do not agree on the proper calculation of the amounts owed, and that dispute remains to be resolved by the Delaware Bankruptcy Court. The Company also announced its intent to seek review of the Third Circuit's decision by the Supreme Court of the United States (the "U.S. Supreme Court"). As previously disclosed, the Company commenced negotiations with certain holders of the Unsecured Notes (the "Noteholders") with respect to a possible settlement of this litigation. The Company did not reach an agreement with the Noteholders, and there can be no assurance that the parties will agree to a settlement. The Company filed a petition for writ of certiorari with the U.S. Supreme Court on April 4, 2025. Wells Fargo filed a brief in opposition to the Company’s petition on April 29, 2025, and the Company filed its reply brief on May 13, 2025. On June 2, 2025, the U.S. Supreme Court issued a docket entry calling for the views of the Solicitor General of the United States, or CVSG, on whether it should grant the petition for a writ of certiorari. The Company cannot predict the ultimate outcome or timing of this litigation; if, however, the Delaware Bankruptcy Court were to enter judgment against Hertz, payment of such judgment could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Claims Related to Alleged False Arrests – A group of claims involving allegations that the police detained or arrested individuals in error after the Company reported rental cars as stolen were previously advanced against the Company. These claims first arose from actions allegedly taken by the Company prior to its emergence from bankruptcy reorganization; some claims alleged post-emergence behavior by the Company. These claims have been the subject of press coverage, and the Company has received government inquiries on the matter. The Company has policies to help guide the proper treatment of its customers and to seek to protect itself against the theft of its services or assets, and the Company has taken significant steps to modernize and update those policies. In December 2022, the Company entered into settlement agreements with 364 claimants in full and final resolutions of their claims for an aggregated amount of approximately $168 million (the "Settlement"), all of which amount was paid by the Company during December 2022. The Settlement resolved nearly all of the false arrest-related claims being advanced in the U.S. Bankruptcy Court for the District of Delaware, Adv. Pro. No. 20-11247 (MFW) and state court in Delaware (captioned Flannery, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-07-100 and Okoasia, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-09-531). Also, as a result of the Settlements, state court matters pending in Pennsylvania, captioned Lovelace, et al. v. Hertz Global Holdings, Inc., et al., Case No. 220801729, and in Florida, captioned Lizasoain, et al. v. Hertz Global Holdings, Inc., et al., Case No. 2022-015316-CA-1, were dismissed with prejudice. The Company continues to vigorously defend itself and believes that the ultimate resolution of any remaining claims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Relatedly, in May 2022, the Company filed a complaint against several of its insurers seeking a determination of its rights under its commercial general liability, and directors and officers liability, insurance policies for these alleged claims in a declaratory judgment action pending in Delaware Superior Court, Hertz Global Holdings, Inc., et al. v. ACE American Insurance Co., et al., C.A. No. N22C-05-130 MMJ (CCLD). On June 30, 2023, Hertz entered into a confidential settlement agreement with

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
ACE American Insurance Company. On July 10, 2024, the Delaware Superior Court held a hearing on cross-motions for partial summary judgment and summary judgment. The Company entered into confidential settlement agreements with some of the remaining insurers before and after the hearing. On October 8, 2024, the Delaware Superior Court denied the Company's motion for partial summary judgment and granted the cross-motions for summary judgment and partial summary judgment in favor of the remaining general liability insurers. Thereafter, Hertz entered into settlement agreements with the remaining directors' and officers' liability insurers. On March 10, 2025, Hertz filed its notice of appeal to the Delaware Supreme Court. Hertz filed its opening brief on April 25, 2025, and the matter is now fully briefed.

Share Repurchase Program Litigation – On May 11, 2023, Angelo Cascia, a purported stockholder of Hertz Global, filed a putative class and derivative lawsuit in the Delaware Court of Chancery (the "Delaware Chancery Court") against certain current and former directors of Hertz Global, Knighthead Capital Management, LLC ("Knighthead"), Certares Opportunities LLC ("Certares") and CK Amarillo. The claims in the complaint relate to the Company’s share repurchase programs approved in November 2021 and June 2022. Among other allegations, the plaintiff claims Board members breached their fiduciary duties in approving these share repurchase programs and that Knighthead, Certares, and CK Amarillo were unjustly enriched because they gained a majority stake in Hertz Global as a result of share repurchases. Defendants filed their motion to dismiss the complaint on July 24, 2023. On March 11, 2024, the Delaware Chancery Court held a hearing on defendants' motion to dismiss. On June 20, 2024, the Delaware Chancery Court granted in part and denied in part the defendants' motion to dismiss. The Delaware Chancery Court dismissed the claims against directors Feikin, Fields, Intrieri and Vougessis with prejudice, dismissed the claims related to the 2021 buyback without prejudice and allowed the remaining claims to proceed. On August 26, 2024, the Board formed a Special Litigation Committee (the "SLC"), made up of two independent directors, to evaluate and take any necessary actions related to the remaining claims. On October 21, 2024, the Delaware Chancery Court granted a motion to stay the litigation, including all discovery, until March 21, 2025. On March 26, 2025, the Delaware Chancery Court extended the stay for an additional 30 days. On April 25, 2025, the SLC filed its report under seal with the Delaware Chancery Court. On May 9, 2025, the SLC filed an unopposed motion to terminate the derivative claims in the litigation. In response, the plaintiff informed the Delaware Chancery Court that he would not oppose the SLC’s motion to terminate the derivative claims, declared his intention to continue to prosecute the direct claims only and reserved his right to seek an award of fees based on the alleged benefit conferred to the Company.

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

Data Breach Claims – On April 15, 2025, Zain Jiwani filed a class action complaint against Cleo Communications U.S., LLC (“Cleo”) and the Company in the U.S. District Court for the Northern District of Illinois, Western Division (Rockford, IL) (the "Illinois Northern District, Western Division Court"). Plaintiff alleges that Cleo, a file-transfer vendor for the Company, experienced a data breach event that may have impacted the personal information of certain individuals during the secure file transfer process from the Company’s systems to third-party systems and that Company data may have been acquired by an unauthorized third party that exploited zero-day vulnerabilities within Cleo’s platform in October and December of 2024. Plaintiff alleges that the Company was negligent in failing to secure the data, breached implied contracts and was unjustly enriched. Ten similar class action complaints were filed against the Company shortly thereafter and eventually transferred to the same court, the Illinois Northern District, Western Division Court. The class actions generally seek injunctive relief and unspecified damages. The

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
defendants' responses to the complaints have been stayed pending the Illinois Northern District, Western Division Court's entry of a global scheduling order. At this early stage of the litigation, the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or liquidity.

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

Note 13—Segment Information

The Company's chief operating decision maker ("CODM") is its Chief Executive Officer. The CODM uses Adjusted EBITDA to determine segment profitability, which aids the CODM in the assessment of segment operating performance and to assist in the evaluation of resource needs and allocation of resources to the Company's reportable segments. The CODM conducts regular meetings with finance and operational leaders to review targeted results versus actual results to facilitate the evaluation of Adjusted EBITDA. The Company has identified two reportable segments, which are consistent with its operating segments and organized based primarily on the geographic areas in which business is conducted, as follows:
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

	Three Months Ended June 30, 2025
(In millions)	Americas RAC	International RAC	Total
Revenues	$1,738	$447	$2,185
Significant segment expenses:
Direct vehicle and operating	1,132	263	1,395
Depreciation of revenue earning vehicles and lease charges, net(1)	325	90	415
Selling, general and administrative	132	57	189
Other segment items(2)	107	(5)	102
Segment profit (loss): Adjusted EBITDA	$42	$42	$84
Corporate(3)			(83)
Total Hertz Global and Hertz Adjusted EBITDA			1
Adjustments:
Non-vehicle depreciation and amortization			(29)
Non-vehicle debt interest, net(4)			(127)
Vehicle debt-related charges(5)			(12)
Restructuring and restructuring related charges(6)			(4)
Unrealized gains (losses) on financial instruments(7)			(104)
Gain on sale of non-vehicle capital assets(8)			89
Other items(9)			(15)
Income (loss) before income taxes - Hertz			(201)
Change in fair value of Public Warrants(10)			(115)
Income (loss) before income taxes - Hertz Global			$(316)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended June 30, 2024
(In millions)	Americas RAC	International RAC	Total
Revenues	$1,928	$425	$2,353
Significant segment expenses:
Direct vehicle and operating	1,199	244	1,443
Depreciation of revenue earning vehicles and lease charges, net(1)	905	130	1,035
Selling, general and administrative	137	46	183
Other segment items(2)	90	11	101
Segment profit (loss): Adjusted EBITDA	$(403)	$(6)	$(409)
Corporate(3)			(51)
Total Hertz Global and Hertz Adjusted EBITDA			(460)
Adjustments:
Non-vehicle depreciation and amortization			(41)
Non-vehicle debt interest, net			(88)
Vehicle debt-related charges(5)			(10)
Restructuring and restructuring related charges(6)			(12)
Unrealized gains (losses) on financial instruments(7)			(2)
Other items(9)			(25)
Income (loss) before income taxes - Hertz			(638)
Change in fair value of Public Warrants(10)			165
Income (loss) before income taxes - Hertz Global			$(473)

	Six Months Ended June 30, 2025
(In millions)	Americas RAC	International RAC	Total
Revenues	$3,228	$770	$3,998
Significant segment expenses:
Direct vehicle and operating	2,198	470	2,668
Depreciation of revenue earning vehicles and lease charges, net(1)	787	163	950
Selling, general and administrative	246	104	350
Other segment items(2)	193	8	201
Segment profit (loss): Adjusted EBITDA	$(196)	$25	$(171)
Corporate(3)			(153)
Total Hertz Global and Hertz Adjusted EBITDA			(324)
Adjustments:
Non-vehicle depreciation and amortization			(59)
Non-vehicle debt interest, net(4)			(248)
Vehicle debt-related charges(5)			(23)
Restructuring and restructuring related charges(6)			(7)
Unrealized gains (losses) on financial instruments(7)			(104)
Gain on sale of non-vehicle capital assets(8)			89
Other items(9)			(41)
Income (loss) before income taxes - Hertz			(717)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Six Months Ended June 30, 2025
(In millions)	Americas RAC	International RAC	Total
Change in fair value of Public Warrants(10)			(124)
Income (loss) before income taxes - Hertz Global			$(841)

	Six Months Ended June 30, 2024
(In millions)	Americas RAC	International RAC	Total
Revenues	$3,667	$766	$4,433
Significant segment expenses:
Direct vehicle and operating	2,351	460	2,811
Depreciation of revenue earning vehicles and lease charges, net(1)	1,781	223	2,004
Selling, general and administrative	261	103	364
Other segment items(2)	165	13	178
Segment profit (loss): Adjusted EBITDA	$(891)	$(33)	$(924)
Corporate(3)			(103)
Total Hertz Global and Hertz Adjusted EBITDA			(1,027)
Adjustments:
Non-vehicle depreciation and amortization			(73)
Non-vehicle debt interest, net			(163)
Vehicle debt-related charges(5)			(22)
Restructuring and restructuring related charges(6)			(44)
Unrealized gains (losses) on financial instruments(7)			(8)
Non-cash stock-based compensation forfeitures(11)			64
Other items(9)			(32)
Income (loss) before income taxes - Hertz			(1,305)
Change in fair value of Public Warrants(10)			251
Income (loss) before income taxes - Hertz Global			$(1,054)
(1)    Includes the write-down to carrying value of vehicles classified as held for sale. In 2024, also includes the EV Disposal Groups. See Note 4, "Revenue Earning Vehicles."
(2)    Represents certain other segment items that are not deemed significant segment expenses, which primarily consists of vehicle interest expense, net and other adjustments, such as intercompany royalty assessment fees, restructuring and restructuring related charges, vehicle-debt related charges and other miscellaneous items as described in footnote 9 below.
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
(6)    Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related to personnel reductions, closure of underperforming locations and litigation. Charges are recorded within selling, general and administrative expense.
(7)    Represents unrealized gains (losses) on derivative financial instruments in which interest rate instrument gains (losses) are recorded within vehicle interest expense, net and foreign currency forward contract gains (losses) are recorded within selling, general and administrative expense. In 2025, also includes gains (losses) related to the fair value of the Exchange Features, which are recorded within non-vehicle interest expense, net. See Note 10, "Financial Instruments."
(8)    Represents the gain recognized on the sales of certain non-vehicle capital assets sold in June 2025. See Note 3, "Divestitures."
(9)    Represents miscellaneous items. For the three months ended June 30, 2025, primarily includes certain litigation charges, certain IT-related charges and cloud computing costs. For the three months ended June 30, 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related damages. For the six months ended June 30, 2025, primarily includes certain litigation charges, certain IT-related charges, cloud computing costs and certain concession-related adjustments. For the six months ended June 30, 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related damages, partially offset by certain litigation settlements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
(10)    Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants.
(11)    Represents the former CEO awards forfeited in March 2024. See Note 9, "Stock-Based Compensation."

The following tables provide other significant statement of operations, balance sheet and cash flow information by reportable segment for each of Hertz Global and Hertz.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Depreciation and amortization, non-vehicle assets
Americas RAC	$23	$28	$49	$53
International RAC	4	3	7	7
Total reportable segments	27	31	56	60
Corporate	2	10	3	13
Total Hertz Global and Hertz	$29	$41	$59	$73
Vehicle interest expense, net
Americas RAC	$129	$123	$246	$239
International RAC	23	26	46	51
Total Hertz Global and Hertz	$152	$149	$292	$290
Non-vehicle interest expense, net
Americas RAC	$1	$—	$—	$(2)
International RAC	(4)	(6)	(8)	(10)
Total reportable segments	(3)	(6)	(8)	(12)
Corporate	235	94	367	175
Total Hertz Global and Hertz	$232	$88	$359	$163

	As of
(In millions)	June 30, 2025	December 31, 2024
Revenue earning vehicles, net
Americas RAC	$11,129	$10,253
International RAC	2,166	1,710
Total Hertz Global and Hertz	$13,295	$11,963
Property and equipment, net
Americas RAC	$438	$460
International RAC	57	71
Total reportable segments	495	531
Corporate	91	92
Total Hertz Global and Hertz	$586	$623
Total assets
Americas RAC	$18,150	$17,386
International RAC	3,814	3,456
Total reportable segments	21,964	20,842
Corporate	1,119	960
Total Hertz Global(2)	23,083	21,802

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	As of
(In millions)	June 30, 2025	December 31, 2024
Corporate - Hertz	(2)	(1)
Total Hertz(2)	$23,081	$21,801
(1)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date. See Note 4, "Revenue Earning Vehicles."
(2)    The consolidated total assets of Hertz Global and Hertz as of June 30, 2025 and December 31, 2024 include total assets of VIEs of $1.6 billion and $1.4 billion, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.

	Six Months Ended June 30,
(In millions)	2025	2024
Revenue earning vehicles and non-vehicle capital assets
Americas RAC:
Expenditures	$(4,985)	$(4,705)
Proceeds from disposals	3,645	2,231
Net expenditures - Hertz Global and Hertz	$(1,340)	$(2,474)
International RAC:
Expenditures	$(954)	$(975)
Proceeds from disposals	730	691
Net expenditures - Hertz Global and Hertz	$(224)	$(284)
Corporate:
Expenditures	$(1)	$(6)
Proceeds from disposals	1	(13)
Net expenditures - Hertz Global and Hertz	$—	$(19)

The Company operates in the U.S. and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Revenues
U.S.	$1,653	$1,843	$3,086	$3,521
International	532	510	912	912
Total Hertz Global and Hertz	$2,185	$2,353	$3,998	$4,433

	As of
(In millions)	June 30, 2025	December 31, 2024
Revenue earning vehicles, net
U.S.	$10,569	$9,880
International	2,726	2,083
Total Hertz Global and Hertz(1)	$13,295	$11,963
Property and equipment, net
U.S.	$511	$535
International	75	88
Total Hertz Global and Hertz	$586	$623

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	As of
(In millions)	June 30, 2025	December 31, 2024
Operating lease right-of-use assets
U.S.	$1,983	$1,815
International	303	273
Total Hertz Global and Hertz	$2,286	$2,088
Total assets
U.S.	$18,389	$17,670
International	4,694	4,132
Total Hertz Global	23,083	21,802
U.S. - Hertz	(2)	(1)
Total Hertz	$23,081	$21,801
(1)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date. See Note 4, "Revenue Earning Vehicles."

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

This MD&A should be read in conjunction with the MD&A presented in our 2024 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

Our strategy is focused on excellence in execution of the basics. We are committed to delivering unmatched customer experiences, optimizing fleet economics and building on our leadership in ride share. We expect that continuing to build on our brand strength, global network and global fleet management capabilities, while also combining those efforts with investments in technology, shared mobility and a digital-first customer experience, will allow us to deliver on the basics and remain a central player in the modern mobility ecosystem.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three and Six Months Ended June 30, 2025 Operating Overview

The charts below provide the period-over-period change for several key factors influencing our results for the three and six months ended June 30, 2025 and 2024.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Estimates

Income Taxes

On July 4, 2025, the OBBBA was enacted into law, bringing major changes to the U.S. tax code, beginning in 2025. Key provisions of the OBBBA include the extension of expiring Tax Cuts and Jobs Act provisions; restoration of 100% bonus depreciation for qualified property, including vehicle purchases; full write-off of R&D costs and changes to interest deductibility rules. The OBBBA also eliminates EV tax credits for EVs purchased after September 30, 2025. We are currently assessing the impact of the OBBBA on our financial statements.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions)	2025	2024		2025	2024
Total revenues	$2,185	$2,353	(7)%	$3,998	$4,433	(10)%
Depreciation of revenue earning vehicles and lease charges, net	415	1,035	(60)	950	2,004	(53)
Direct vehicle and operating expenses	1,394	1,440	(3)	2,668	2,806	(5)
Non-vehicle depreciation and amortization	29	41	(30)	59	73	(19)
Selling, general and administrative expenses	246	243	1	465	405	15
Interest expense, net:
Vehicle	152	149	2	292	290	1
Non-vehicle	232	88	NM	359	163	NM
Interest expense, net	384	237	62	651	453	44
Other (income) expense, net	7	(5)	NM	11	(3)	NM
(Gain) from the sale of non-vehicle capital assets	(89)	—	NM	(89)	—	NM
Income (loss) before income taxes	(201)	(638)	(68)	(717)	(1,305)	(45)
Income tax (provision) benefit	22	(391)	NM	104	4	NM
Net income (loss)	$(179)	$(1,029)	(83)	$(613)	$(1,301)	(53)
Adjusted Corporate EBITDA(a)	$1	$(460)	NM	$(324)	$(1,027)	(68)
NM - Not meaningful
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Total revenues decreased $167 million in the second quarter of 2025 compared to the same period in 2024, resulting from a decrease of $190 million in our Americas RAC segment, partially offset by an increase of $22 million in our International RAC segment. The decrease in total revenues was due primarily to lower pricing and lower volume.

Depreciation of revenue earning vehicles and lease charges, net decreased $620 million in the second quarter of 2025 compared to the same period in 2024, of which $580 million and $40 million were attributed to our Americas RAC and International RAC segments, respectively. Depreciation of revenue earning vehicles and lease charges, net decreased due primarily to (i) impacts from our fleet refresh reducing the capital cost of newly acquired vehicles and strengthening of residual values at the expected time of disposal resulting from market improvements, (ii) per unit gains recognized in the second quarter of 2025 compared to per unit losses recognized in the same period in

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2024 resulting in part from increased dispositions of older vehicles through a more optimized disposition channel mix and (iii) lower Average Vehicles.

DOE decreased $46 million in the second quarter of 2025 compared to the same period in 2024, resulting from a decrease of $67 million in our Americas RAC segment, partially offset by an increase of $20 million in our International RAC segment. DOE in our Americas RAC segment decreased due primarily to lower volume, decreased collision and damage charges and lower maintenance costs, partially offset by increased self-insurance liabilities as a result of adverse experience and case development. DOE in our International RAC segment increased due primarily to higher volume and an unfavorable fx impact in the second quarter of 2025.

Non-vehicle depreciation and amortization decreased $12 million in the second quarter of 2025 compared to the same period in 2024, resulting primarily from a decrease of $8 million associated with our corporate operations. The decrease in non-vehicle depreciation and amortization in our corporate operations was due primarily to certain asset retirements in 2024 and first quarter of 2025 and an increase in assets that were fully depreciated.

SG&A increased $3 million in the second quarter of 2025 compared to the same period in 2024 driven primarily by an increase of $11 million in our International RAC segment, partially offset by a decrease of $5 million and $3 million associated with our Americas RAC segment and corporate operations, respectively. SG&A in our International RAC segment increased due primarily to higher intercompany royalty assessment fees paid to our corporate operations. SG&A in our Americas RAC segment decreased due primarily to lower advertising spend, partially offset by higher personnel charges. The decrease in SG&A associated with our corporate operations was due primarily to lower restructuring related charges and higher intercompany royalty assessment fees received from our International RAC segment, partially offset by higher personnel costs and increased professional fees.

Vehicle interest expense, net was comparable in the second quarter of 2025 compared to the same period in 2024.

Non-vehicle interest expense, net increased $144 million in the second quarter of 2025 compared to the same period in 2024 due primarily to unrealized losses related to changes in the fair value of the Exchange Features, higher debt levels and higher average interest rates.

In the second quarter of 2025, we recognized a gain of $89 million on the sales of certain non-vehicle capital assets in our Americas RAC segment, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.

In the second quarter of 2025, we recorded a tax benefit of $22 million, which resulted in an effective tax rate of 11%. In the second quarter of 2024, we recorded a tax provision of $391 million, which resulted in an effective tax rate of (61%). The change in taxes in the three months ended June 30, 2025 compared to the same period in 2024 was driven primarily by the establishment of valuation allowances on existing deferred tax assets in the second quarter of 2024 and the effects of fewer tax credits in 2025.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

Total revenues decreased $435 million in the first half of 2025 compared to the same period in 2024, resulting primarily from a decrease of $439 million in our Americas RAC segment. The decrease in total revenues was due primarily to lower volume and lower pricing.

Depreciation of revenue earning vehicles and lease charges, net decreased $1.1 billion in the first half of 2025 compared to the same period in 2024, of which $994 million is attributable to our Americas RAC segment. Depreciation of revenue earning vehicles and lease charges, net decreased due primarily to (i) impacts from our fleet refresh reducing the capital cost of newly acquired vehicles and strengthening of residual values at the expected time of disposal resulting from market improvements, (ii) per unit gains recognized on increased vehicle dispositions in the first half of 2025 compared to per unit losses recognized in the same period in 2024 resulting in part from increased dispositions of older vehicles through a more optimized disposition channel mix, (iii) write-downs on the carrying values of the EVs classified as held for sale in the first half of 2024 and (iv) lower Average Vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE decreased $138 million in the first half of 2025 compared to the same period in 2024 with a decrease of $153 million in our Americas RAC segment, partially offset by an increase of $10 million in our International RAC segment. The decrease in DOE was due primarily to lower volume.

Non-vehicle depreciation and amortization decreased $14 million in the first half of 2025 compared to the same period in 2024, resulting primarily from a decrease of $9 million associated with our corporate operations. The decrease in non-vehicle depreciation and amortization in our corporate operations was due primarily to certain asset retirements in 2024 and first quarter of 2025 and an increase in assets that were fully depreciated.

SG&A increased $60 million in the first half of 2025 compared to the same period in 2024 driven primarily by an increase of $75 million associated with our corporate operations, partially offset by a decrease of $16 million in our Americas RAC segment. The increase in SG&A associated with our corporate operations was due primarily to a non-cash stock-based compensation gain related to forfeitures of former CEO awards in March 2024, increased professional fees and higher personnel costs, partially offset by lower restructuring related costs and increased intercompany royalty assessment fees received from our International RAC segment. SG&A in our Americas RAC segment decreased due primarily to lower restructuring related charges and decreased advertising spend, partially offset by increased professional fees and higher personnel costs.

Vehicle interest expense, net was comparable in the first half of 2025 compared to the same period in 2024.

Non-vehicle interest expense, net increased $196 million in the first half of 2025 compared to the same period in 2024 due primarily to unrealized losses related to changes in the fair value of the Exchange Features, higher debt levels and higher average interest rates.

In the first half of 2025, we recognized a gain of $89 million on the sales of certain non-vehicle capital assets during the second quarter of 2025 in our Americas RAC segment, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.

In the first half of 2025, we recorded a tax benefit of $104 million, which resulted in an effective tax rate of 15%. In the first half of 2024, we recorded a tax benefit of $4 million, which resulted in an effective tax rate of 0%. The change in tax in the first half of 2025 compared to the same period in 2024 was driven primarily by lower valuation allowances and lower pre-tax losses.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had losses of $115 million and $124 million from the change in fair value of Public Warrants that were incremental to Hertz for the second quarter and first half of 2025, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

Hertz Global had income of $165 million and $251 million from the change in fair value of Public Warrants that were incremental to Hertz for the second quarter and first half of 2024, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2025	2024		2025	2024
Total revenues	$1,738	$1,928	(10)%	$3,228	$3,667	(12)%
Depreciation of revenue earning vehicles and lease charges, net	$325	$905	(64)	$787	$1,781	(56)
Direct vehicle and operating expenses	$1,132	$1,199	(6)	$2,198	$2,351	(7)
Direct vehicle and operating expenses as a percentage of total revenues	65%	62%		68%	64%
Non-vehicle depreciation and amortization	$23	$28	(18)	$49	$53	(7)
Selling, general and administrative expenses	$132	$137	(4)	$246	$261	(6)
Selling, general and administrative expenses as a percentage of total revenues	8%	7%		8%	7%
Vehicle interest expense	$129	$123	6	$246	$239	3
Adjusted EBITDA	$42	$(403)	NM	$(196)	$(891)	(78)
Transaction Days (in thousands)(b)	30,935	32,216	(4)	58,693	62,776	(7)
Average Vehicles (in whole units)(f)	435,737	467,863	(7)	424,559	459,224	(8)
Average Rentable Vehicles (in whole units)(c)	407,336	439,284	(7)	397,047	436,553	(9)
Vehicle Utilization(c)	83%	81%		82%	79%
Total RPD (in dollars)(d)	$56.08	$59.73	(6)	$54.94	$58.30	(6)
Total RPU Per Month (in whole dollars)(e)	$1,420	$1,460	(3)	$1,354	$1,397	(3)
Depreciation Per Unit Per Month (in whole dollars)(f)	$248	$644	(61)%	$309	$646	(52)%
Percentage of program vehicles as of period end	7%	4%		7%	4%
NM - Not meaningful
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Total Americas RAC revenues decreased $190 million in the second quarter of 2025 compared to the same period in 2024 due primarily to lower pricing and lower volume. Total RPD declined across most customer channels and Transaction Days declined primarily in our business channel, partially offset with increases in our leisure channel. Airport revenues comprised 69% of total revenues for the segment in the second quarter of 2025 compared to 70% in the same period in 2024.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC decreased $580 million in the second quarter of 2025 compared to the same period in 2024 due primarily to (i) impacts from our fleet refresh reducing the capital cost of newly acquired vehicles and strengthening of residual values at the expected time of disposal resulting from market improvements, (ii) per unit gains recognized in the second quarter of 2025 compared to per unit losses recognized in the same period in 2024 resulting in part from increased dispositions of older vehicles through a more optimized disposition channel mix and (iii) lower Average Vehicles.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for Americas RAC decreased $67 million in the second quarter of 2025 compared to the same period in 2024 due primarily to lower volume, decreased collision and damage charges and lower maintenance costs, partially offset by increased self-insurance liabilities as a result of adverse experience and case development.

SG&A for Americas RAC decreased $5 million in the second quarter of 2025 compared to the same period in 2024 due primarily to lower advertising spend, partially offset by higher personnel costs.

Vehicle interest expense for Americas RAC increased $7 million in the second quarter of 2025 compared to the same period in 2024 due primarily to higher average rates due in part to the issuance of the HVF III 2025 Notes, partially offset by lower debt levels and lower market rates.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

Total Americas RAC revenues decreased $439 million in the first half of 2025 compared to the same period in 2024 due primarily to lower volume and lower pricing. Total RPD and Transaction Days declined across most customer channels in the first half of 2025 compared to the same period in 2024. Airport revenues comprised 69% of total revenues for the segment in the first half of 2025 compared to 68% in the same period in 2024.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC decreased $994 million in the first half of 2025 compared to the same period in 2024 due primarily to (i) impacts from our fleet refresh reducing the capital cost of newly acquired vehicles and strengthening of residual values at the expected time of disposal resulting from market improvements, (ii) per unit gains recognized on increased vehicle dispositions in the first half of 2025 compared to per unit losses recognized in the same period in 2024 resulting in part from increased dispositions of older vehicles through a more optimized disposition channel mix, (iii) write-downs on the carrying values of the EVs classified as held for sale in 2024 and (iv) lower Average Vehicles.

DOE for Americas RAC decreased $153 million in the first half of 2025 compared to the same period in 2024 due primarily to lower volume.

SG&A for Americas RAC decreased $16 million in the first half of 2025 compared to the same period in 2024 due primarily to lower restructuring related charges and decreased advertising spend, partially offset by increased professional fees and higher personnel costs.

Vehicle interest expense for Americas RAC increased $7 million in the first half of 2025 compared to the same period in 2024 due primarily to higher average rates due in part to the issuance of the HVF III 2025 Notes, partially offset by lower debt levels and lower market rates.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC

	Three Months Ended June 30,		Percent Increase/(Decrease)	Six Months Ended June 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2025	2024		2025	2024
Total revenues	$447	$425	5%	$770	$766	—%
Depreciation of revenue earning vehicles and lease charges, net	$90	$130	(31)	$163	$223	(27)
Direct vehicle and operating expenses	$263	$244	8	$470	$460	2
Direct vehicle and operating expenses as a percentage of total revenues	59%	57%		61%	60%
Non-vehicle depreciation and amortization	$4	$3	16	$7	$7	(9)
Selling, general and administrative expenses	$57	$46	23	$104	$103	1
Selling, general and administrative expenses as a percentage of total revenues	13%	11%		13%	13%
Vehicle interest expense	$23	$26	(8)	$46	$51	(9)
Adjusted EBITDA	$42	$(6)	NM	$25	$(33)	NM
Transaction Days (in thousands)(b)	7,760	7,505	3	13,904	13,799	1
Average Vehicles (in whole units)(f)	106,795	109,361	(2)	99,069	103,134	(4)
Average Rentable Vehicles (in whole units)(c)	105,518	106,903	(1)	98,017	101,156	(3)
Vehicle Utilization(c)	81%	77%		78%	75%
Total RPD (in dollars)(d)	$53.93	$54.78	(2)	$53.11	$53.46	(1)
Total RPU Per Month (in whole dollars)(e)	$1,322	$1,282	3	$1,256	$1,216	3
Depreciation Per Unit Per Month (in whole dollars)(f)	$261	$384	(32)	$262	$348	(25)
Percentage of program vehicles as of period end	26%	33%		26%	33%
NM - Not meaningful
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Total revenues for International RAC increased $22 million in the second quarter of 2025 compared to the same period in 2024 due primarily to a favorable $14 million fx impact in the second quarter of 2025.

Depreciation of revenue earning vehicles and lease charges, net for International RAC in the second quarter of 2025 decreased $40 million compared to the same period in 2024 due primarily to (i) per unit gains recognized on vehicle dispositions in the second quarter of 2025 compared to per unit losses recognized in the same period in 2024 and (ii) improved fleet mix resulting from our rental fleet rotation initiatives.

DOE for International RAC increased $20 million in the second quarter of 2025 compared to the same period in 2024 due primarily to higher volume. DOE for International RAC was also impacted by an unfavorable $9 million fx impact in the second quarter of 2025.

SG&A for International RAC in the second quarter of 2025 increased $11 million compared to the same period in 2024 due primarily to higher intercompany royalty assessment fees paid to our corporate operations.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle interest expense for International RAC decreased $2 million in the second quarter of 2025 compared to the same period in 2024 due primarily to lower market rates and lower debt levels.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

Total revenues for International RAC increased $3 million in the first half of 2025 compared to the same period in 2024, due primarily to a favorable $3 million fx impact in first half of 2025.

Depreciation of revenue earning vehicles and lease charges, net for International RAC decreased $60 million in the first half of 2025 compared to the same period in 2024 due primarily to (i) per unit gains recognized on vehicle dispositions in the first half of 2025 compared to per unit losses recognized in the same period in 2024 and (ii) improved fleet mix resulting from our rental fleet rotation initiatives.

DOE for International RAC increased $10 million in the first half of 2025 compared to the same period in 2024 due primarily to higher facility rent costs and increased volume.

SG&A for International RAC was comparable in the first half of 2025 to the same period in 2024 due primarily to higher intercompany royalty assessment fees paid to our corporate operations, partially offset by decreased restructuring related charges.

Vehicle interest expense for International RAC decreased $5 million in the first half of 2025 compared to the same period in 2024 due primarily to lower market rates and lower debt levels.

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
Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$(179)	$(1,029)	$(613)	$(1,301)
Adjustments:
Income tax provision (benefit)	(22)	391	(104)	(4)
Non-vehicle depreciation and amortization	29	41	59	73
Non-vehicle debt interest, net(1)	127	88	248	163
Vehicle debt-related charges(2)	12	10	23	22
Restructuring and restructuring related charges(3)	4	12	7	44
Unrealized (gains) losses on financial instruments(4)	104	2	104	8
Non-cash stock-based compensation forfeitures(5)	—	—	—	(64)
Gain on sale of non-vehicle capital assets(6)	(89)	—	(89)	—
Other items(7)	15	25	41	32
Adjusted Corporate EBITDA	$1	$(460)	$(324)	$(1,027)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$(294)	$(865)	$(737)	$(1,051)
Adjustments:
Income tax provision (benefit)	(22)	392	(104)	(3)
Non-vehicle depreciation and amortization	29	41	59	73
Non-vehicle debt interest, net(1)	127	88	248	163
Vehicle debt-related charges(2)	12	10	23	22
Restructuring and restructuring related charges(3)	4	12	7	44
Unrealized (gains) losses on financial instruments(4)	104	2	104	8
Non-cash stock-based compensation forfeitures(5)	—	—	—	(64)
Gain on sale of non-vehicle capital assets(6)	(89)	—	(89)	—
Change in fair value of Public Warrants(8)	115	(165)	124	(251)
Other items(7)	15	25	41	32
Adjusted Corporate EBITDA	$1	$(460)	$(324)	$(1,027)
(1)In 2025, excludes gains (losses) related to the fair value of the Exchange Features, which are included in footnote 4 below.
(2)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(3)Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related to personnel reductions, closure of underperforming locations and litigation.
(4)Represents unrealized (gains) losses on derivative financial instruments. In 2025, also includes gains (losses) related to the fair value of the Exchange Features. See Note 10, "Financial Instruments," in Part I, Item 1 of this Quarterly Report.
(5)Represents former CEO awards forfeited in March 2024. See Note 9, "Stock-Based Compensation," in Part I, Item 1 of this Quarterly Report.
(6)Represents the gain recognized on the sales of certain non-vehicle capital assets sold in June 2025. See Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.
(7)Represents miscellaneous items. For the three months ended June 30, 2025, primarily includes certain litigation charges, certain IT-related charges and cloud computing costs. For the three months ended June 30, 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related damages. For the six months ended June 30, 2025, primarily includes certain litigation charges, certain IT-related charges, cloud computing costs and certain concession-related adjustments. For the six months ended June 30, 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related damages, partially offset by certain litigation settlements.
(8)Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants.

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

	Americas RAC		International RAC
	Three Months Ended June 30,
	2025	2024	2025	2024
Transaction Days (in thousands)	30,935	32,216	7,760	7,505
Average Rentable Vehicles (in whole units)	407,336	439,284	105,518	106,903
Number of days in period (in whole units)	91	91	91	91
Available Car Days (in thousands)	37,068	39,974	9,601	9,727
Vehicle Utilization	83%	81%	81%	77%

	Americas RAC		International RAC
	Six Months Ended June 30,
	2025	2024	2025	2024
Transaction Days (in thousands)	58,693	62,776	13,904	13,799
Average Rentable Vehicles (in whole units)	397,047	436,553	98,017	101,156
Number of days in period (in whole units)	181	182	181	182
Available Car Days (in thousands)	71,865	79,470	17,752	18,413
Vehicle Utilization	82%	79%	78%	75%

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

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2025	2024	2025	2024
Revenues	$1,738	$1,928	$447	$425
Foreign currency adjustment(1)	(3)	(4)	(28)	(14)
Total Revenues - adjusted for foreign currency	$1,735	$1,924	$419	$411
Transaction Days (in thousands)	30,935	32,216	7,760	7,505
Total RPD (in dollars)	$56.08	$59.73	$53.93	$54.78

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2025	2024	2025	2024
Revenues	$3,228	$3,667	$770	$766
Foreign currency adjustment(1)	(3)	(7)	(32)	(28)
Total Revenues - adjusted for foreign currency	$3,225	$3,660	$738	$738
Transaction Days (in thousands)	58,693	62,776	13,904	13,799
Total RPD (in dollars)	$54.94	$58.30	$53.11	$53.46
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

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2025	2024	2025	2024
Total Revenues - adjusted for foreign currency	$1,735	$1,924	$419	$411
Average Rentable Vehicles (in whole units)	407,336	439,284	105,518	106,903
Total revenue per unit (in whole dollars)	$4,259	$4,381	$3,967	$3,846
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,420	$1,460	$1,322	$1,282

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2025	2024	2025	2024
Total Revenues - adjusted for foreign currency	$3,225	$3,660	$738	$738
Average Rentable Vehicles (in whole units)	397,047	436,553	98,017	101,156
Total revenue per unit (in whole dollars)	$8,122	$8,383	$7,534	$7,293
Number of months in period (in whole units)	6	6	6	6
Total RPU Per Month (in whole dollars)	$1,354	$1,397	$1,256	$1,216

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

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2025	2024	2025	2024
Depreciation of revenue earning vehicles and lease charges, net	$325	$905	$90	$130
Foreign currency adjustment(1)	(1)	(1)	(6)	(4)
Adjusted depreciation of revenue earning vehicles and lease charges	$324	$904	$84	$126
Average Vehicles (in whole units)	435,737	467,863	106,795	109,361
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$744	$1,932	$782	$1,153
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$248	$644	$261	$384
(1)Based on December 31, 2024 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2025	2024	2025	2024
Depreciation of revenue earning vehicles and lease charges, net	$787	$1,781	$163	$223
Foreign currency adjustment(1)	(1)	(1)	(7)	(7)
Adjusted depreciation of revenue earning vehicles and lease charges	$786	$1,780	$156	$216
Average Vehicles (in whole units)	424,559	459,224	99,069	103,134
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$1,852	$3,875	$1,575	$2,090
Number of months in period (in whole units)	6	6	6	6
Depreciation Per Unit Per Month (in whole dollars)	$309	$646	$262	$348
(1)Based on December 31, 2024 foreign currency exchange rates for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements in the U.S. and internationally.

Cash and Cash Equivalents

As of June 30, 2025, we had $503 million of cash and cash equivalents and $626 million of restricted cash and cash equivalents. As of June 30, 2025, $231 million of cash and cash equivalents and $65 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We continue to assert no permanent reinvestment of foreign earnings that give rise to excess cash, provided such cash can be remitted in a tax efficient manner.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations for the next twelve months and for the foreseeable future thereafter.

Cash Flows – Hertz

As of June 30, 2025 and December 31, 2024, Hertz had cash and cash equivalents of $503 million and $591 million, respectively, and restricted cash and cash equivalents of $626 million and $541 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$598	$919	$(321)
Investing activities	(1,564)	(2,780)	1,216
Financing activities	933	1,664	(731)
Effect of exchange rate changes	30	(15)	45
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(3)	$(212)	$209

During the first half of 2025, cash flows from operating activities decreased $321 million period over period due primarily to $426 million change in net income, as adjusted for non-cash and non-operating items, partially offset by

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

a $105 million change in working capital accounts. Cash flows from working capital accounts increased due primarily to a reduction in value added tax ("VAT") receivables due primarily to a VAT refund received in 2025, partially offset by a decrease in non-vehicle payables due to timing.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the first half of 2025, there was a $1.2 billion decrease in the cash used in investing activities period over period due primarily to a $1.1 billion decrease in revenue earning vehicle expenditures, net. The decrease in cash used by revenue earning vehicle expenditures, net, resulted primarily from per unit gains on increased vehicle dispositions recognized in the first half of 2025 compared to per unit losses recognized in the same period in 2024.

Net financing cash inflows were $933 million in the first half of 2025 compared to $1.7 billion in the 2024 period. The $731 million decrease in cash inflows is due primarily to a $953 million decrease in net proceeds from non-vehicle debt resulting from fewer issuances of non-vehicle debt in the first half of 2025 compared to the same period in 2024. Cash flows from financing activities were also impacted by an increase of $222 million in net proceeds from vehicle debt largely resulting from the issuances of HVF III Series 2025 Notes in the first half of 2025.

Cash Flows – Hertz Global

As of June 30, 2025 and December 31, 2024, Hertz Global had cash and cash equivalents of $503 million and $592 million, respectively, and restricted cash and cash equivalents of $626 million and $541 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for Hertz Global for the periods shown:

	Six Months Ended June 30,
(In millions)	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$597	$916	$(319)
Investing activities	(1,564)	(2,780)	1,216
Financing activities	933	1,667	(734)
Effect of exchange rate changes	30	(15)	45
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(4)	$(212)	$208

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

ATM Equity Offering Program

In May 2025, Hertz Global commenced the ATM Program under which Hertz Global may offer and sell, from time to time, up to a maximum aggregate offering price of $250 million shares of its common stock. As of June 30, 2025, no shares of Hertz Global common stock had been sold under the ATM Program. See also Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," in Part I, Item 1 of this Quarterly Report.

Debt Financing

Refer to Note 5, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of June 30, 2025.

Cash paid for interest on non-vehicle debt during the first half of 2025 and 2024 was $212 million and $155 million, respectively. The $57 million increase in cash paid for non-vehicle debt interest is due primarily to the issuance of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the First Lien Senior Notes in the second quarter of 2024. Cash paid for interest on vehicle debt during the first half of 2025 and 2024 was $255 million and $247 million, respectively. The $8 million increase in cash paid for vehicle debt interest is due primarily to issuances of HVF III medium term notes in the second half of 2024 and first quarter of 2025, partially offset by lower debt levels and lower interest rates associated with the European ABS.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$503	$591
Availability under the First Lien RCF	946	1,251
Corporate liquidity	$1,449	$1,842

Non-Vehicle Debt

First Lien Credit Agreement / First Lien RCF

On April 1, 2025, Amendment No. 8 expired. Amendment No. 8 contained a minimum liquidity covenant of $400 million for each month ending in the second and third quarters of 2024 and $500 million for each month ending in the fourth quarter of 2024 and the first quarter of 2025. Amendment No. 8 also temporarily amended Hertz's First Lien Ratio to require a ratio of less than or equal to 5.0x in the second and third quarters of 2024 and 4.75x in the fourth quarter of 2024 and first quarter of 2025. Upon expiration of Amendment No. 8, the First Lien Ratio reverted to a requirement of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year.

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

Additionally, for each Semi-annual PIK Event, we bifurcate the "Exchange Feature PIK" from the Exchangeable Notes for accounting purposes utilizing applicable guidance. As a result, we recognized a debt discount of $3 million within non-vehicle debt in the accompanying unaudited consolidated balance sheet as of June 30, 2025, representing the initial fair value. Refer to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report for further details.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The net carrying amount of the Exchangeable Notes consists of the following:

(In millions)	June 30, 2025	December 31, 2024
Principal	$250	$250
Non-cash PIK interest	11	—
Unamortized debt discounts and debt issuance costs(1)	(77)	(78)
(Gain) loss on fair value of the Exchange Features(2)	175	61
Net carrying amount	$359	$233
(1)    Debt discounts, including the initial fair value, at issuance, of the Exchange Features, as defined in Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report, and debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes using the effective interest method.
(2)    Refer also to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Interest expense recognized for the Exchangeable Notes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Contractual interest expense	$5	$—	$10	$—
Amortization of debt discounts and debt issuance costs	3	—	5	—
(Gain) loss on fair value of the Exchange Features(1)	105	—	111	—
Total	$113	$—	$126	$—
(1)    Refer also to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Letters of Credit

As of June 30, 2025, there were outstanding standby letters of credit totaling $993 million comprised primarily of $679 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of June 30, 2025, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of June 30, 2025, none of the issued letters of credit have been drawn upon.

Vehicle Debt

Americas RAC

HVF III U.S. Vehicle Variable Funding Notes

In May 2025, HVF III amended the HVF III Series 2021-A Notes, which provides for the extension of the maturity date of $2.9 billion of aggregate commitments of Class A Notes from April 2026 to May 2027. In August 2025, $780 million in non-extending commitments were voluntarily terminated.

In June 2025, HVF III amended the HVF III Series 2021-A Notes to issue new Class B Notes in which aggregate commitments were increased from $188 million to $300 million and the maturity date was extended to June 2027. The Class B Notes are subordinate to the Class A Notes.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In June 2025, HVF III issued the Series 2025-3 (Class A, Class B, Class C and Class D) and Series 2025-4 Notes (Class A, Class B, Class C and Class D) in aggregate principal amounts of $375 million and $310 million with maturity dates of December 2028 and December 2030, respectively.

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

International RAC

European ABS

In May 2025, IFF No. 2 amended the European ABS, which provides for the extension of the maturity date of total aggregate maximum borrowings of €1.2 billion, inclusive of the addition of Class B Notes, to April 2027. In August 2025, €129 million in non-extending commitments were voluntarily terminated.

In July 2025, IFF No. 2 amended the European ABS for the issuance of Class C Notes in an aggregate principal amount of €100 million. The Class C Notes can be drawn and repaid on a revolving basis and have a maturity date of April 2027. After giving effect to the issuance of the Class C Notes, total aggregate maximum borrowings available under the European ABS are €1.3 billion until April 2027. The Class C Notes are subordinate to the Class A Notes and Class B Notes.

Australian Securitization

In June 2025, HA Fleet Pty Limited, an indirect wholly-owned subsidiary of Hertz, amended the Australian Securitization to extend the maturity date to June 2027.

U.K. ABS

In December 2024, HFF entered into the U.K. ABS. Upon entrance, the U.K. ABS was not funded. During the first quarter of 2025, the U.K. ABS aggregate maximum borrowings were increased to £215 million.

Vehicle Financing Risks

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

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: the First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Amendment No. 8 temporarily increased the First Lien Ratio and contained a minimum liquidity covenant, which sunset, as expected, on the first day of the second quarter of 2025, as discussed above. Additionally, Amendment No. 10 requires a minimum liquidity covenant, consistent with

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Amendment No. 8, and will sunset upon the end of the Relief Period, as discussed above. As of June 30, 2025, we were in compliance with the First Lien Ratio. As of June 30, 2025 and as of the filing of this Quarterly Report, we were in compliance with the minimum liquidity covenant, as discussed above.

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

As of June 30, 2025, we were in compliance with all covenants under the terms of agreements governing the respective Corporate Indebtedness.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown.

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2025
First Quarter	$(2,847)	$2,124	$(723)
Second Quarter	(3,049)	2,126	(923)
Total	$(5,896)	$4,250	$(1,646)
2024
First Quarter	$(1,904)	$1,233	$(671)
Second Quarter	(3,723)	1,669	(2,054)
Total	$(5,627)	$2,902	$(2,725)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2025	2024	$ Change	% Change
Americas RAC	$(1,405)	$(2,446)	$1,041	(43)
International RAC	(241)	(279)	38	(14)
Total	$(1,646)	$(2,725)	$1,079	(40)

Proceeds from disposal of revenue earning vehicles increased $1.3 billion, or 46%, in the first half of 2025 compared to the same period in 2024, primarily in our Americas RAC segment resulting from per unit gains on increased vehicle dispositions recognized in the first half of 2025 compared to per unit losses recognized in the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

same period in 2024. Revenue earning vehicle expenditures increased $269 million, or 5%, in the first half of 2025 compared to the same period in 2024, primarily in our Americas RAC segment, resulting from increased vehicle acquisitions.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown.

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2025
First Quarter	$(22)	$27	$5
Second Quarter	(22)	99	77
Total	$(44)	$126	$82
2024
First Quarter	$(33)	$3	$(30)
Second Quarter	(26)	4	(22)
Total	$(59)	$7	$(52)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2025	2024	$ Change	% Change
Americas RAC	$65	$(28)	$93	NM
International RAC	17	(5)	22	NM
Corporate	—	(19)	19	(100)
Total	$82	$(52)	$134	NM
NM - Not meaningful

In the first half of 2025, proceeds for non-vehicle capital assets increased by $119 million compared to the same period in 2024, primarily in our Americas RAC segment, resulting from the disposition of certain non-vehicle capital assets, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. In the first half of 2025, expenditures for non-vehicle capital assets decreased by $15 million, or 25%, compared to the same period in 2024, primarily in our Americas RAC segment, driven in part to reduced location refurbishment spend.

CONTRACTUAL AND OTHER OBLIGATIONS

In June 2025, we sold and leased back certain land and buildings, inclusive of site improvements, associated with operating sites in our Americas RAC segment. The land portions of the sales qualified for sale-leaseback accounting, and are accounted for as operating leases with expected terms of 40 years, inclusive of extensions we currently intend to exercise, and have aggregate future minimum lease payments of $483 million. Refer to Note 6, "Leases," in Part I, Item 1 of this Quarterly Report for our minimum fixed lease obligations under existing agreements as a lessee as of June 30, 2025.

In July 2025, we sold and leased back certain real estate associated with an operating site in our Americas RAC segment. The sale qualifies for sale-leaseback accounting, in which the leaseback will be classified as an operating lease with an expected term of 50 years, inclusive of extensions the Company currently intends to exercise, and will have aggregate future minimum lease payments between $375 million and $385 million. Refer also to Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Except as discussed above, as of June 30, 2025, there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our contractual and other obligations as set forth in the table included in Part II, Item 7 of our 2024 Form 10-K. Changes to our aggregate indebtedness, including related interest and terms of new issuances, are disclosed in Note 5, "Debt," in Part I, Item 1 of this Quarterly Report.

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
•risks relating to tax laws, including the elimination of tax credits for EVs purchased after September 30, 2025 and those tax laws that affect our ability to recapture accelerated tax depreciation and expensing, as well as any adverse determinations or rulings by tax authorities;
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

ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) entered into any (i) contract or written plan for the purchase or sale of securities of Hertz Global intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) non-Rule 10b5-1 trading arrangement.

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
Amendment No. 10, dated as of May 6, 2025, to Credit Agreement, dated as of June 30, 2021, by and among The Hertz Corporation, the subsidiary borrowers party thereto as borrowers from time to time, Rental Car Intermediate Holdings, LLC, the other guarantors party thereto, the lenders and issuing lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 9, 2025)

10.2	Hertz Holdings Hertz
Amendment No. 3, dated as of May 8, 2025, to Second Amended and Restated Series 2021-A Supplement, dated as of June 28, 2023, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 9, 2025)

10.3	Hertz Holdings Hertz
Amendment No. 4, dated as of June 27, 2025, to Second Amended and Restated Series 2021-A Supplement, dated as of June 28, 2023, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 30, 2025)

10.4	Hertz Holdings Hertz
Series 2025-3 Supplement, dated as of June 30, 2025, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 30, 2025)

10.5	Hertz Holdings Hertz
Series 2025-4 Supplement, dated as of June 30, 2025, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 30, 2025)

10.6	Hertz Holdings Hertz
Amended and Restated Issuer Facility Agreement as amended and restated on May 9, 2025, by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation U.K. Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 9, 2025)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.7	Hertz Holdings Hertz
Amended and Restated Master Definitions and Constructions Agreement as amended and restated on May 9, 2025, by and among International Fleet Financing No. 2 B.V., Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SLU, Hertz Autovermietung GMBH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas, BNP Paribas, Italian Branch, BNP Paribas S.A., Hertz Italiana S.R.L., IFM SPV S.R.L., Hertz Fleet Italiana S.R.L., Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, The Hertz Corporation, BNP Paribas, Luxembourg Branch, TMF SFS Management BV, TMF France Management SARL, TMF France SAS, KPMG Advisory SAS, BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Banca Nazionale Del Lavoro S.P.A., Sanne Trustee Services Limited, certain committed note purchasers, conduit investors and funding agents named therein, Hertz Holdings Netherlands 2 B.V. and Hertz International Limited (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 9, 2025)

10.8	Hertz Holdings Hertz
Amended and Restated Dutch Master Lease and Servicing Agreement, amended and restated on May 9, 2025, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Automobielen Nederland B.V., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited*

10.9	Hertz Holdings Hertz
Amended and Restated French Master Lease and Servicing Agreement, amended and restated on May 9, 2025, by and among RAC Finance SAS., Hertz France SAS., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited*

10.10	Hertz Holdings Hertz
Amended and Restated German Master Lease and Servicing Agreement, amended and restated on May 9, 2025, by and among Hertz Fleet Limited, Hertz Autovermietung GMBH, those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited*

10.11	Hertz Holdings Hertz
Amended and Restated Italian Master Lease Agreement, amended and restated on May 9, 2025, by and among IFM SPV S.R.L., Hertz Italiana S.R.L., those Permitted Lessees from time to time becoming Lessees thereunder, Hertz Fleet Italiana S.R.L., International Fleet Financing No. 2 B.V., and Banca Finanziaria Internationazionale S.P.A.*

10.12	Hertz Holdings Hertz
Amended and Restated Spanish Master Lease and Servicing Agreement, amended and restated on May 9, 2025, by and among Stuurgroep Fleet (Netherlands) B.V., Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, Hertz de Espana, S.L.U., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited*

10.13	Hertz Holdings Hertz
Amended and Restated Belgian Master Instalment Sale and Administration Agreement, amended and restated on May 9, 2025, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Belgium BV, those Permitted Instalment Purchasers from time to time becoming Instalment Purchasers thereunder, and BNP Paribas Trust Corporation UK Limited*

10.14	Hertz Holdings Hertz	Offer Letter, dated December 11, 2024, between Christopher G. Berg and Hertz Global Holdings, Inc.†*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	InIine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document)
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

Date:	August 7, 2025	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ SCOTT M. HARALSON
Scott M. Haralson Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)