Form 10-Q
period 2025-09-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2025-11-04
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address, Zip Code and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC.				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which Registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	The Nasdaq Stock Market LLC
Hertz Global Holdings, Inc.	Warrants to purchase common stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.61 per share, subject to adjustment	HTZWW	The Nasdaq Stock Market LLC
The Hertz Corporation	None		None	None

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	October 28, 2025
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	311,592,905
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,095	$592
Restricted cash and cash equivalents:
Vehicle	171	258
Non-vehicle	283	283
Total restricted cash and cash equivalents	454	541
Total cash and cash equivalents and restricted cash and cash equivalents	1,549	1,133
Receivables:
Vehicle	428	389
Non-vehicle, net of allowance of $76 and $58, respectively	782	816
Total receivables, net	1,210	1,205
Prepaid expenses and other assets	780	894
Revenue earning vehicles:
Vehicles	14,023	12,714
Less: accumulated depreciation	(1,330)	(751)
Total revenue earning vehicles, net	12,693	11,963
Property and equipment, net	570	623
Operating lease right-of-use assets	2,288	2,088
Intangible assets, net	2,855	2,852
Goodwill	1,045	1,044
Total assets(1)	$22,990	$21,802
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$281	$161
Non-vehicle	549	481
Total accounts payable	830	642
Accrued liabilities	1,257	1,174
Accrued taxes, net	127	158
Debt:
Vehicle	11,759	11,231
Non-vehicle	5,649	5,104
Total debt	17,408	16,335
Public Warrants	308	178
Operating lease liabilities	2,292	2,073
Self-insured liabilities	660	617
Deferred income taxes, net	425	472
Total liabilities(1)	23,307	21,649
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 485,598,271 and 481,502,623 shares issued, respectively, and 310,786,227 and 306,690,579 shares outstanding, respectively	5	5
Treasury stock, at cost, 174,812,044 and 174,812,044 common shares, respectively	(3,430)	(3,430)
Additional paid-in capital	6,432	6,396
Retained earnings (Accumulated deficit)	(3,055)	(2,502)
Accumulated other comprehensive income (loss)	(269)	(316)
Total stockholders' equity (deficit)	(317)	153
Total liabilities and stockholders' equity (deficit)	$22,990	$21,802
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of September 30, 2025 and December 31, 2024 include total assets of variable interest entities (“VIEs”) of $1.6 billion and $1.4 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of September 30, 2025 and December 31, 2024 include total liabilities of VIEs of $1.6 billion and $1.4 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$2,478	$2,576	$6,476	$7,009
Expenses:
Direct vehicle and operating	1,454	1,470	4,122	4,276
Depreciation of revenue earning vehicles and lease charges, net	457	937	1,407	2,941
Non-vehicle depreciation and amortization	29	34	88	107
Selling, general and administrative	241	189	706	594
Interest expense, net:
Vehicle	161	157	453	447
Non-vehicle	86	89	445	252
Interest expense, net	247	246	898	699
Other (income) expense, net	(1)	5	2	2
(Gain) on sale of non-vehicle capital assets	(39)	—	(128)	—
Legal settlement	(154)	—	(154)	—
Bankruptcy-related litigation reserve	4	288	12	288
Long-Lived Assets impairment	—	1,048	—	1,048
Change in fair value of Public Warrants	6	(21)	130	(272)
Total expenses	2,244	4,196	7,083	9,683
Income (loss) before income taxes	234	(1,620)	(607)	(2,674)
Income tax (provision) benefit	(50)	288	54	291
Net income (loss)	$184	$(1,332)	$(553)	$(2,383)

Weighted-average common shares outstanding:
Basic	311	307	309	306
Diluted	364	307	309	306
Earnings (loss) per common share:
Basic	$0.59	$(4.34)	$(1.79)	$(7.79)
Diluted	$0.42	$(4.34)	$(1.79)	$(7.79)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$184	$(1,332)	$(553)	$(2,383)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	40	47	(3)
Total other comprehensive income (loss)	(8)	40	47	(3)
Total comprehensive income (loss)	$176	$(1,292)	$(506)	$(2,386)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2023	—	$—	305	$5	$6,405	$360	$(248)	175	$(3,430)	$3,092
Net income (loss)	—	—	—	—	—	(186)	—	—	—	(186)
Other comprehensive income (loss)	—	—	—	—	—	—	(40)	—	—	(40)
Net settlement on vesting of restricted stock	—	—	1	—	(2)	—	—	—	—	(2)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
Stock-based compensation forfeitures(1)	—	—	—	—	(68)	—	—	—	—	(68)
March 31, 2024	—	—	306	5	6,351	174	(288)	175	(3,430)	2,812
Net income (loss)	—	—	—	—	—	(865)	—	—	—	(865)
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	—	—	(3)
Net settlement on vesting of restricted stock	—	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
June 30, 2024	—	—	306	5	6,365	(691)	(291)	175	(3,430)	1,958
Net income (loss)	—	—	—	—	—	(1,332)	—	—	—	(1,332)
Other comprehensive income (loss)	—	—	—	—	—	—	40	—	—	40
Net settlement on vesting of restricted stock	—	—	1		(1)	—	—	—	—	(1)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
September 30, 2024	—	$—	307	$5	$6,380	$(2,023)	$(251)	175	$(3,430)	$681
(1)    Represents former chief executive officer ("CEO") awards forfeited in March 2024. See also Note 10, "Stock-Based Compensation."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity (Deficit)
Balance as of:
December 31, 2024	—	$—	307	$5	$6,396	$(2,502)	$(316)	175	$(3,430)	$153
Net income (loss)	—	—	—	—	—	(443)	—	—	—	(443)
Other comprehensive income (loss)	—	—	—	—	—	—	15	—	—	15
Net settlement on vesting of restricted stock	—	—	1	—	(3)	—	—	—	—	(3)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
March 31, 2025	—	—	308	5	6,409	(2,945)	(301)	175	(3,430)	(262)
Net income (loss)	—	—	—	—	—	(294)	—	—	—	(294)
Other comprehensive income (loss)	—	—	—	—	—	—	40	—	—	40
Net settlement on vesting of restricted stock	—	—	2	—	(4)	—	—	—	—	(4)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
June 30, 2025	—	—	310	5	6,421	(3,239)	(261)	175	(3,430)	(504)
Net income (loss)	—	—	—	—	—	184	—	—	—	184
Other comprehensive income (loss)	—	—	—	—	—	—	(8)	—	—	(8)
Net settlement on vesting of restricted stock	—	—	1	—	(3)	—	—	—	—	(3)
Stock-based compensation charges	—	—	—	—	14	—	—	—	—	14
September 30, 2025	—	$—	311	$5	$6,432	$(3,055)	$(269)	175	$(3,430)	$(317)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(553)	$(2,383)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	1,585	3,219
Depreciation and amortization, non-vehicle	88	107
Amortization of deferred financing costs and debt discount (premium)	61	54
Non-cash paid-in-kind ("PIK") interest on Exchangeable Notes	21	—
Stock-based compensation charges	46	48
Stock-based compensation forfeitures	—	(68)
Provision for receivables allowance	86	94
Deferred income taxes, net	(88)	(379)
Long-Lived Assets impairment	—	1,048
(Gain) loss on sale of non-vehicle capital assets	(128)	—
Change in fair value of Public Warrants	130	(272)
Changes in financial instruments	72	(8)
Other	5	(1)
Changes in assets and liabilities:
Non-vehicle receivables	(22)	(45)
Prepaid expenses and other assets	(30)	(20)
Operating lease right-of-use assets	323	281
Non-vehicle accounts payable	43	(18)
Accrued liabilities	59	310
Accrued taxes, net	3	64
Operating lease liabilities	(304)	(308)
Self-insured liabilities	35	87
Net cash provided by (used in) operating activities	1,432	1,810
Cash flows from investing activities:
Revenue earning vehicles expenditures	(7,799)	(7,858)
Proceeds from disposal of revenue earning vehicles	5,970	4,656
Non-vehicle capital asset expenditures	(70)	(81)
Proceeds from disposal of non-vehicle capital assets	177	19
Return of (investment in) equity investments	—	(3)
Net cash provided by (used in) investing activities	(1,722)	(3,267)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	4,624	3,259
Repayments of vehicle debt	(4,285)	(3,280)
Proceeds from issuance of non-vehicle debt	1,831	3,470
Repayments of non-vehicle debt	(1,378)	(2,234)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2025	2024
Payment of financing costs	(68)	(55)
Purchase of Capped Call Transactions 2030, net	(38)	—
Other	(9)	(4)
Net cash provided by (used in) financing activities	677	1,156
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	29	—
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	416	(301)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,133	1,206
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,549	$905

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$400	$385
Non-vehicle	349	222
Income taxes, net of refunds	54	47
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$200	$98
Sales of revenue earning vehicles included in vehicle receivables	347	372
Purchases of non-vehicle capital assets included in accounts payable	12	5
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	39	39

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,095	$591
Restricted cash and cash equivalents:
Vehicle	171	258
Non-vehicle	283	283
Total restricted cash and cash equivalents	454	541
Total cash and cash equivalents and restricted cash and cash equivalents	1,549	1,132
Receivables:
Vehicle	428	389
Non-vehicle, net of allowance of $76 and $58, respectively	782	816
Total receivables, net	1,210	1,205
Prepaid expenses and other assets	777	894
Revenue earning vehicles:
Vehicles	14,023	12,714
Less: accumulated depreciation	(1,330)	(751)
Total revenue earning vehicles, net	12,693	11,963
Property and equipment, net	570	623
Operating lease right-of-use assets	2,288	2,088
Intangible assets, net	2,855	2,852
Goodwill	1,045	1,044
Total assets(1)	$22,987	$21,801
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$281	$161
Non-vehicle	549	481
Total accounts payable	830	642
Accrued liabilities	1,257	1,174
Accrued taxes, net	127	158
Debt:
Vehicle	11,759	11,231
Non-vehicle	5,649	5,104
Total debt	17,408	16,335
Operating lease liabilities	2,292	2,073
Self-insured liabilities	660	617
Deferred income taxes, net	428	476
Total liabilities(1)	23,002	21,475
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,633	4,598
Retained earnings (Accumulated deficit)	(4,379)	(3,956)
Accumulated other comprehensive income (loss)	(269)	(316)
Total stockholder's equity (deficit)	(15)	326
Total liabilities and stockholder's equity (deficit)	$22,987	$21,801
(1)    The Hertz Corporation's consolidated total assets as of September 30, 2025 and December 31, 2024 include total assets of VIEs of $1.6 billion and $1.4 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of September 30, 2025 and December 31, 2024 include total liabilities of VIEs of $1.6 billion and $1.4 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$2,478	$2,576	$6,476	$7,009
Expenses:
Direct vehicle and operating	1,454	1,470	4,122	4,276
Depreciation of revenue earning vehicles and lease charges, net	457	937	1,407	2,941
Non-vehicle depreciation and amortization	29	34	88	107
Selling, general and administrative	241	189	706	594
Interest expense, net:
Vehicle	161	157	453	447
Non-vehicle	86	89	445	252
Interest expense, net	247	246	898	699
Other (income) expense, net	(1)	5	2	2
(Gain) on sale of non-vehicle capital assets	(39)	—	(128)	—
Legal settlement	(154)	—	(154)	—
Bankruptcy-related litigation reserve	4	288	12	288
Long-Lived Assets impairment	—	1,048	—	1,048
Total expenses	2,238	4,217	6,953	9,955
Income (loss) before income taxes	240	(1,641)	(477)	(2,946)
Income tax (provision) benefit	(50)	287	54	291
Net income (loss)	$190	$(1,354)	$(423)	$(2,655)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$190	$(1,354)	$(423)	$(2,655)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	40	47	(3)
Total other comprehensive income (loss)	(8)	40	47	(3)
Total comprehensive income (loss)	$182	$(1,314)	$(376)	$(2,658)

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
(1)    Represents former chief executive officer ("CEO") awards forfeited in March 2024. See also Note 10, "Stock-Based Compensation."

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2024	100	$—	$4,598	$(3,956)	$(316)	$326
Net income (loss)	—	—	—	(434)	—	(434)
Other comprehensive income (loss)	—	—	—	—	15	15
Stock-based compensation charges	—	—	16	—	—	16
Dividends paid to Hertz Holdings	—	—	(3)	—	—	(3)
March 31, 2025	100	—	4,611	(4,390)	(301)	(80)
Net income (loss)	—	—	—	(179)	—	(179)
Other comprehensive income (loss)	—	—	—	—	40	40
Stock-based compensation charges	—	—	16	—	—	16
Dividends paid to Hertz Holdings	—	—	(4)	—	—	(4)
June 30, 2025	100	—	4,623	(4,569)	(261)	(207)
Net income (loss)	—	—	—	190	—	190
Other comprehensive income (loss)	—	—	—	—	(8)	(8)
Stock-based compensation charges	—	—	14	—	—	14
Dividends paid to Hertz Holdings	—	—	(4)	—	—	(4)
September 30, 2025	100	$—	$4,633	$(4,379)	$(269)	$(15)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(423)	$(2,655)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	1,585	3,219
Depreciation and amortization, non-vehicle	88	107
Amortization of deferred financing costs and debt discount (premium)	61	54
Non-cash PIK interest on Exchangeable Notes	21	—
Stock-based compensation charges	46	48
Stock-based compensation forfeitures	—	(68)
Provision for receivables allowance	86	94
Deferred income taxes, net	(88)	(379)
Long-Lived Assets impairment	—	1,048
(Gain) loss on sale of non-vehicle capital assets	(128)	—
Changes in financial instruments	72	(8)
Other	6	(1)
Changes in assets and liabilities:
Non-vehicle receivables	(22)	(45)
Prepaid expenses and other assets	(28)	(20)
Operating lease right-of-use assets	323	281
Non-vehicle accounts payable	43	(18)
Accrued liabilities	59	310
Accrued taxes, net	3	67
Operating lease liabilities	(304)	(308)
Self-insured liabilities	35	87
Net cash provided by (used in) operating activities	1,435	1,813
Cash flows from investing activities:
Revenue earning vehicles expenditures	(7,799)	(7,858)
Proceeds from disposal of revenue earning vehicles	5,970	4,656
Non-vehicle capital asset expenditures	(70)	(81)
Proceeds from disposal of non-vehicle capital assets	177	19
Return of (investment in) equity investments	—	(3)
Net cash provided by (used in) investing activities	(1,722)	(3,267)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	4,624	3,259
Repayments of vehicle debt	(4,285)	(3,280)
Proceeds from issuance of non-vehicle debt	1,831	3,470
Repayments of non-vehicle debt	(1,378)	(2,234)
Payment of financing costs	(68)	(55)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2025	2024
Purchase of Capped Call Transactions 2030, net	(38)	—
Dividends paid to Hertz Holdings	(11)	(7)
Net cash provided by (used in) financing activities	675	1,153
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	29	—
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	417	(301)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,132	1,206
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,549	$905

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$400	$385
Non-vehicle	349	222
Income taxes, net of refunds	54	47
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$200	$98
Sales of revenue earning vehicles included in vehicle receivables	347	372
Purchases of non-vehicle capital assets included in accounts payable	12	5
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	39	39

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q ("Quarterly Report") combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2025 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes and, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this Quarterly Report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

The December 31, 2024 unaudited condensed consolidated balance sheet data is derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report should be read in conjunction with information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on February 18, 2025.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued guidance to enhance disclosures related to, among other items, specified information about certain costs and expenses for commonly presented expense captions included in the financial statements. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 using either a prospective or retrospective transition method. Early adoption is permitted. The Company expects to adopt the guidance when it becomes effective. The Company is in the process of determining the method of adoption and assessing the overall impact of adopting this guidance on its disclosures.

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued guidance to modernize the accounting for internal-use software costs. The guidance removes references to prescriptive and sequential software development stages, and requires an entity to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance also specifies that disclosures in ASC 360, Property, Plant and Equipment, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements.

The guidance is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, using either a prospective, retrospective or modified transition approach. Early adoption is permitted. The Company expects to adopt the guidance when it becomes effective using a prospective application. The Company is in the process of assessing the overall impact of adopting this guidance on its financial position, results of operations and cash flows.

Note 3—Divestitures

Sale-Leasebacks of Non-Vehicle Capital Assets

In June 2025, the Company sold and leased back certain land and buildings, inclusive of site improvements, associated with operating sites in its Americas RAC segment. The Company recognized a total pre-tax gain of $89 million on the sales, which is included in (Gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025. The land portions of the sales qualified for sale-leaseback accounting, and were accounted for as operating leases with then expected terms of 40 years, inclusive of extensions the Company intends to exercise. The Company accounted for the buildings portion of the sales proceeds as financial liabilities, as the criteria for a sale were not met. The financial liabilities are classified as other non-vehicle debt and included in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2025.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

In July 2025, the Company sold and leased back certain real estate associated with two operating sites in its Americas RAC segment. The Company recognized a pre-tax gain of $39 million on the sales, which is included in (Gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025. The sales qualified for sale-leaseback accounting, in which the leasebacks were classified as operating leases with then expected terms of 50 years, inclusive of extensions the Company intends to exercise, and 15 years, respectively.

The Company expects to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2025.

Note 4—Long-Lived Assets Impairment

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

Effective August 31, 2024, the Long-Lived Assets were written down to their estimated fair values. The fair value for revenue earning vehicles was determined using a market approach utilizing prices for similar assets in active markets. Fair value for ROU assets was determined using a discounted cash flow income approach considering estimated market rent. The fair value for property and equipment was determined using a market approach, where available, and where not available, a cost approach utilizing estimated replacement cost. This resulted in recognizing impairment charges of $923 million and $125 million against the Company's revenue earning vehicles and ROU assets, respectively. No impairment was recognized for property and equipment assets. The total impairment charge of $1.0 billion is recorded in Long-Lived Assets impairment in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024, of which $865 million and $183 million related to the Americas RAC and International RAC segments, respectively. As the Long-Lived Assets impairment was recognized as of August 31, 2024, depreciation expense during the third quarter of 2024 included two months of depreciation at pre-impairment rates and one month at post-impairment rates.

Note 5—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	September 30, 2025	December 31, 2024
Revenue earning vehicles	$13,869	$12,424
Less accumulated depreciation	(1,330)	(751)
	12,539	11,673
Revenue earning vehicles held for sale, net(1)	154	290
Revenue earning vehicles, net(2)	$12,693	$11,963
(1)    Represents the carrying amount of vehicles classified as held for sale as of the respective balance sheet date.
(2)    Includes an impairment charge recognized against the Company's revenue earning vehicles in the third quarter of 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Depreciation of revenue earning vehicles	$420	$827	$1,317	$2,355
(Gain) loss on disposal of revenue earning vehicles(1)(2)	4	97	25	555
Rents paid for vehicles leased	33	13	65	31
Depreciation of revenue earning vehicles and lease charges, net	$457	$937	$1,407	$2,941
(1)    Includes costs associated with vehicle sales of $49 million and $203 million for the three and nine months ended September 30, 2025, respectively. Includes costs associated with vehicle sales of $59 million and $158 million for the three and nine months ended September 30, 2024, respectively.
(2)    Includes the write-down to fair value for vehicles classified as held for sale, including the EV Disposal Groups for the nine months ended September 30, 2024, as defined and disclosed below.

Electric Vehicles Held for Sale

In December 2023, the Company identified a group of electric vehicles ("EVs") in the Americas RAC segment (the "First EV Disposal Group") that it desired to sell. In March 2024, the Company identified an incremental group of EVs in the Americas RAC and International RAC segments (together with the First EV Disposal Group, the "EV Disposal Groups") that it also desired to sell. During the nine months ended September 30, 2024, the Company incurred incremental charges, primarily in the first half of 2024, of $176 million for the write-down on the vehicles, of which $165 million and $11 million were associated with the Americas RAC and International RAC segments, respectively, and $47 million for losses incurred on the vehicles sold, primarily in the Americas RAC segment in the first half of 2024. These amounts are included in Depreciation of revenue earning vehicles and lease charges, net in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024. The Company substantially completed the sale of the EV Disposal Groups as of December 31, 2024.

Note 6—Debt

The Company's debt, including its credit facilities, consists of the following ($ in millions) as of September 30, 2025 and December 31, 2024:

Facility	Weighted-Average Interest Rate as of September 30, 2025	Fixed or Floating Interest Rate	Maturity	September 30, 2025	December 31, 2024
Non-Vehicle Debt
First Lien RCF	8.33%	Floating	3/2028	210	$175
Term B Loan	8.07%	Floating	6/2028	1,245	1,255
Incremental Term B Loan	8.06%	Floating	6/2028	491	495
Term C Loan	8.07%	Floating	6/2028	245	245
First Lien Senior Notes	12.63%	Fixed	7/2029	1,250	1,250
Exchangeable Notes Due 2029(1)	8.00%	Fixed	7/2029	271	250
Exchangeable Notes Due 2030(2)	5.50%	Fixed	10/2030	425	—
Senior Notes Due 2026	4.63%	Fixed	12/2026	500	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
Other Non-Vehicle Debt(3)(4)	9.02%	Fixed	6/2065	6	—

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of September 30, 2025	Fixed or Floating Interest Rate	Maturity	September 30, 2025	December 31, 2024
Fair Value of the Exchange Features 2029(5)	N/A	N/A	N/A	145	61
Fair Value of the Exchange Feature 2030(6)	N/A	N/A	N/A	104	—
Unamortized Debt Issuance Costs(7) and Net (Discount) Premium(8)				(243)	(127)
Total Non-Vehicle Debt				5,649	5,104
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(9)	5.92%	Floating	5/2027	2,007	2,162
HVF III Series 2021-A Class B(9)	9.28%	Fixed	8/2027	300	188
				2,307	2,350
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-2(9)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(9)	N/A	N/A	N/A	—	750
HVF III Series 2022-2(9)	2.78%	Fixed	6/2027	750	750
HVF III Series 2022-4(9)	N/A	N/A	N/A	—	667
HVF III Series 2022-5(9)	4.39%	Fixed	9/2027	364	364
HVF III Series 2023-1(9)	6.17%	Fixed	6/2026	500	500
HVF III Series 2023-2(9)	6.30%	Fixed	9/2028	300	300
HVF III Series 2023-3(9)	6.46%	Fixed	2/2027	500	500
HVF III Series 2023-4(9)	6.66%	Fixed	3/2029	500	500
HVF III Series 2024-1(9)	5.98%	Fixed	1/2028	375	375
HVF III Series 2024-2(9)	6.03%	Fixed	1/2030	375	375
HVF III Series 2025-1(9)	5.36%	Fixed	9/2028	500	—
HVF III Series 2025-2(9)	5.61%	Fixed	9/2030	500	—
HVF III Series 2025-3(9)	5.54%	Fixed	12/2028	375	—
HVF III Series 2025-4(9)	5.92%	Fixed	12/2030	310	—
				7,349	7,081
Vehicle Debt - Other
European ABS(9)	4.35%	Floating	4/2027	1,211	1,037
Hertz Canadian Securitization(9)	4.42%	Floating	4/2027	383	292
Australian Securitization(9)	5.21%	Floating	6/2027	219	207
New Zealand RCF	5.96%	Floating	8/2027	57	63
U.K. Financing Facility	N/A	N/A	N/A	—	153
U.K. ABS	5.86%	Floating	12/2026	154	—
Other Vehicle Debt(10)	6.38%	Floating	10/2025 - 7/2028	124	97
				2,148	1,849
Unamortized Debt Issuance Costs and Net (Discount) Premium				(45)	(49)
Total Vehicle Debt				11,759	11,231
Total Debt				$17,408	$16,335

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
(1)    The effective interest rate of the Exchangeable Notes Due 2029, inclusive of the bifurcated Exchange Features 2029, as defined and disclosed in Note 12, "Fair Value Measurements," and PIK interest, was approximately 16.4% and 15.0% as of September 30, 2025 and December 31, 2024, respectively.
(2)    The effective interest rate of the Exchangeable Notes Due 2030, inclusive of the bifurcated Exchange Feature 2030, as defined and disclosed below, was approximately 12.0% as of September 30, 2025.
(3)    Other non-vehicle debt as of September 30, 2025 is comprised of $6 million in financial liabilities recognized from the sales of certain non-vehicle capital assets, as disclosed in Note 3, "Divestitures."
(4)    Reflects the effective interest rate of other non-vehicle debt.
(5)    Reflects the fair value of the Exchange Features 2029, as defined and disclosed in Note 12, "Fair Value Measurements."
(6)    Reflects the fair value of the Exchange Feature 2030, which was bifurcated from the Exchangeable Notes Due 2030, as defined and disclosed below.
(7)    Includes $8 million and $9 million of unamortized debt issuance costs associated with the Exchangeable Notes Due 2029 as of September 30, 2025 and December 31, 2024, respectively. Also includes $21 million of unamortized debt issuance costs associated with the Exchangeable Notes Due 2030 as of September 30, 2025.
(8)    Includes $4 million of unamortized debt discount associated with the Exchangeable Notes Due 2029 as of September 30, 2025 and December 31, 2024.
(9)    Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness originally expect the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full.
(10)    Other vehicle debt is primarily comprised of $91 million and $94 million in finance lease obligations as of September 30, 2025 and December 31, 2024, respectively.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Exchangeable Notes Due 2029

In June 2024, Hertz issued $250 million in aggregate principal amount of 8.000% Exchangeable Senior Second-Lien Secured PIK Notes due 2029 (the "Exchangeable Notes Due 2029"). The Exchangeable Notes Due 2029 bear PIK interest payable semi-annually in arrears on January 15 and July 15 (the "Semi-annual PIK Event"), which began in January 2025, where PIK interest increases the principal amount of the Exchangeable Notes Due 2029 upon each Semi-annual PIK Event. In connection with Semi-annual PIK Event in the first and third quarters of 2025, the Company increased the principal amount of the Exchangeable Notes Due 2029 by $11 million and $10 million, respectively.

Additionally, for each Semi-annual PIK Event, the Company bifurcates an associated embedded derivative (the "Exchange Feature 2029 PIK") from the Exchangeable Notes Due 2029 for accounting purposes utilizing applicable guidance. As a result, the Company recognized a debt discount of $11 million within Non-vehicle debt in the accompanying unaudited consolidated balance sheet as of September 30, 2025, representing the initial fair value. Refer to Note 12, "Fair Value Measurements," for further details.

The net carrying amount of the Exchangeable Notes Due 2029 consists of the following:

(In millions)	September 30, 2025	December 31, 2024
Principal	$250	$250
Non-cash PIK interest	21	—
Unamortized debt discounts and debt issuance costs(1)	(81)	(78)
Fair value of the Exchange Features 2029(2)	145	61
Net carrying amount	$335	$233
(1)    Debt discounts, including the initial fair value, at issuance, of the Exchange Features 2029, as defined in Note 12, "Fair Value Measurements," and debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(2)    As defined and further disclosed in Note 12, "Fair Value Measurements."

Interest expense recognized for the Exchangeable Notes Due 2029 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Contractual interest expense	$6	$5	$16	$5
Amortization of debt discounts and debt issuance costs	2	2	7	2
(Gain) loss on fair value of the Exchange Features 2029(1)	(38)	(14)	73	(14)
Total	$(30)	$(7)	$96	$(7)
(1)    As defined and further disclosed in Note 12, "Fair Value Measurements."

Exchangeable Notes Due 2030

In September 2025, Hertz issued $425 million in aggregate principal amount of 5.500% Exchangeable Senior Notes due 2030 (the “Exchangeable Notes Due 2030”), which are guaranteed by Hertz Holdings, Rental Car Intermediate Holdings, LLC and each of Hertz's existing and future, direct and indirect, U.S. subsidiaries that are guarantors under the First Lien Credit Agreement. The Exchangeable Notes Due 2030 bear interest at a rate of 5.500% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The Exchangeable Notes Due 2030 mature on October 1, 2030 (the "Maturity Date"), unless earlier repurchased, redeemed or exchanged (the "Exchange Feature 2030"), in accordance with their terms prior to the Maturity Date.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Prior to July 1, 2030, the Exchangeable Notes Due 2030 will be exchangeable only upon satisfaction of certain conditions and during certain periods. Thereafter, the Exchangeable Notes Due 2030 will be exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the Maturity Date. The Exchangeable Notes Due 2030 will be exchangeable by holders into shares of Hertz Global common stock, cash or a combination of common stock and cash, at Hertz's election, at an initial exchange rate of 108.2808 shares per $1,000 principal amount of Exchangeable Notes Due 2030, corresponding to an initial exchange price of $9.24 per share of Hertz Global common stock, subject to adjustment upon the occurrence of certain events.

Hertz may not redeem the Exchangeable Notes Due 2030 prior to October 6, 2028. On or after October 6, 2028 and on or prior to the 26th scheduled trading day immediately preceding the Maturity Date, if the last reported sale price per share of Hertz Global common stock has been at least 130% of the exchange price for the Exchangeable Notes Due 2030 for certain specified periods and certain other conditions are satisfied, Hertz may redeem all or a portion (subject to certain limitations) of the Exchangeable Notes Due 2030. The redemption will be at a cash redemption price equal to the principal amount of the Exchangeable Notes Due 2030 to be redeemed plus accrued and unpaid interest on such Exchangeable Notes Due 2030 to, but not including, the redemption date.

Upon issuance of the Exchangeable Notes Due 2030, the Company bifurcated the Exchange Feature 2030 from the Exchangeable Notes Due 2030 for accounting purposes utilizing applicable guidance. As a result, the Company recognized a debt discount within non-vehicle debt representing the initial fair value of the Exchange Feature 2030. As of September 30, 2025, the fair value of the Exchange Feature 2030 was $104 million. Refer to Note 12, "Fair Value Measurements," for further details.

The net carrying amount of the Exchangeable Notes Due 2030 consists of the following:

(In millions)	September 30, 2025
Principal	$425
Unamortized debt discounts and debt issuance costs(1)	(124)
Fair value of the Exchange Feature 2030(2)	104
Net carrying amount	$405
(1)    Debt discounts, including the initial fair value, at issuance, of the Exchange Feature 2030, and debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(2)    As further disclosed in Note 12, "Fair Value Measurements."

Interest expense recognized for the Exchangeable Notes Due 2030 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Contractual interest expense	$—	$—	$—	$—
Amortization of debt discounts and debt issuance costs	—	—	—	—
(Gain) loss on fair value of the Exchange Feature 2030(1)	1	—	1	—
Total	$1	$—	$1	$—
(1)    As further disclosed in Note 12, "Fair Value Measurements."

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

In August 2025, HVF III amended the HVF III Series 2021-A Notes to permit borrowings and repayments of principal under the Class B Notes and to allow for future issuance of a Class C tranche of notes.

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

New Zealand RCF

In August 2025, Hertz New Zealand Holdings, an indirect wholly-owned subsidiary of Hertz, amended the New Zealand RCF to extend the maturity date to August 2027.

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

The following facilities were available to the Company as of September 30, 2025 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$1,119	$1,119
Total Non-Vehicle Debt	1,119	1,119
Vehicle Debt
HVF III Series 2021-A	853	—
European ABS	322	—
Hertz Canadian Securitization	38	—
Australian Securitization	3	—
New Zealand RCF	13	—
U.K. ABS	134	—
Other Vehicle Debt	24	—
Total Vehicle Debt	1,387	—
Total	$2,506	$1,119
Letters of Credit

As of September 30, 2025, there were outstanding standby letters of credit totaling $984 million comprised primarily of $671 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of September 30, 2025, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
facilities and to support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of September 30, 2025, none of the issued letters of credit have been drawn upon.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies, subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE, and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of September 30, 2025 and December 31, 2024, IFF No. 2 had total assets of $1.4 billion, comprised primarily of intercompany receivables, and total liabilities of $1.4 billion, comprised primarily of debt.

The Company incorporates HFF as a special-purpose orphan entity. HFF provides a vehicle financing facility for the Company's vehicle rental fleet in the U.K. through the U.K. ABS. HFF is a VIE, and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of HFF are included in the accompanying consolidated financial statements. As of September 30, 2025 and December 31, 2024, HFF had total assets of $193 million and $2 million, respectively, comprised primarily of intercompany receivables, and total liabilities of $193 million and $2 million, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenant: the First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Amendment No. 8 temporarily increased the First Lien Ratio and contained a minimum liquidity covenant, which sunset, as expected, on the first day of the second quarter of 2025, as disclosed above. Additionally, Amendment No. 10 requires a minimum liquidity covenant, consistent with Amendment No. 8, and will sunset upon the end of the Relief Period, as disclosed above. As of September 30, 2025, Hertz was in compliance with the First Lien Ratio. As of September 30, 2025, Hertz was in compliance with the minimum liquidity covenant, as disclosed above.

Additionally, the First Lien Credit Agreement, the First Lien Senior Notes, the Exchangeable Notes Due 2029, the Exchangeable Notes Due 2030, the Senior Notes Due 2026 and the Senior Notes Due 2029 (collectively, the "Corporate Indebtedness") contain customary affirmative covenants, including, among other things, the delivery of quarterly and annual financial statements and/or compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and, where applicable, the granting of security interests for the benefit of the secured parties under the applicable agreements on after-acquired real property, fixtures and future subsidiaries.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

As of September 30, 2025, the Company was in compliance with all covenants under the terms of the agreements governing the respective Corporate Indebtedness.

Note 7—Leases

Lessor

The Company enters into certain agreements as a lessor under which it rents vehicles and leases fleets to customers. The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Operating lease income from vehicle rentals	$2,232	$2,330	$5,846	$6,343
Variable operating lease income	170	176	440	480
Revenue accounted for under Topic 842	2,402	2,506	6,286	6,823
Revenue accounted for under Topic 606	76	70	190	186
Total revenues	$2,478	$2,576	$6,476	$7,009

Lessee

In June 2025, the Company sold and leased back certain land and buildings, inclusive of site improvements, associated with operating sites in its Americas RAC segment. The land portions of the sales qualified for sale-leaseback accounting, and were accounted for as operating leases with then expected terms of 40 years, inclusive of extensions the Company intends to exercise, and aggregate future minimum lease payments of $483 million. See Note 3, "Divestitures," for additional information.

In July 2025, the Company sold and leased back certain real estate associated with two operating sites in its Americas RAC segment. The sales qualified for sale-leaseback accounting, and were accounted for as operating leases with then expected terms of 50 years, inclusive of extensions the Company intends to exercise, and 15 years, respectively. The operating leases have aggregate future minimum lease payments of $384 million. See Note 3, "Divestitures," for additional information.

The Company expects to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2025.

The following summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases as a lessee as of September 30, 2025:

Weighted-average remaining lease term (in years)	11.3
Weighted-average discount rate	11.63%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the Company's minimum fixed lease obligations under existing agreements as a lessee, excluding variable concession obligations in excess of minimum annual guarantees and short-term leases, as of September 30, 2025:

(In millions)
Remainder 2025	$160
2026	586
2027	498
2028	420
2029	356
After 2029	2,592
Total lease payments	4,612
Interest	(2,320)
Operating lease liabilities as of September 30, 2025	$2,292

Note 8—Income Tax (Provision) Benefit

Hertz Global

For the three months ended September 30, 2025, Hertz Global recorded a tax provision of $50 million, which resulted in an effective tax rate of 21%. For the three months ended September 30, 2024, Hertz Global recorded a tax benefit of $288 million, which resulted in an effective tax rate of 18%.

The change in taxes for the three months ended September 30, 2025 compared to the same period in 2024 was driven primarily by higher pretax income offset by lower valuation allowances on deferred tax assets.

For the nine months ended September 30, 2025, Hertz Global recorded a tax benefit of $54 million, which resulted in an effective tax rate of 9%. For the nine months ended September 30, 2024, Hertz Global recorded a tax benefit of $291 million, which resulted in an effective tax rate of 11%.

The change in taxes in the nine months ended September 30, 2025 compared to the same period in 2024 was driven primarily by lower pretax loss, non-taxable changes in the fair value of Public Warrants and exchangeable debt, and lower EV credits, offset with lower valuation allowances on deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, reinstating full bonus depreciation, allowing interest deductions based on EBITDA, expensing R&D costs and modifying certain international provisions of the Internal Revenue Code. As a result, the Company expects federal cash taxes to decrease in the near term, assuming fleet investments are maintained or increased from current levels. These provisions are also expected to increase deferred tax assets, such as net operating losses, and may necessitate additional valuation allowances depending on future taxable income and loss trends.

Hertz

For the three months ended September 30, 2025, Hertz recorded a tax provision of $50 million, which resulted in an effective tax rate of 21%. For the three months ended September 30, 2024, Hertz recorded a tax benefit of $287 million, which resulted in an effective tax rate of 17%.

The change in taxes for the three months ended September 30, 2025 compared to the same period in 2024 was driven primarily by driven primarily by higher pretax income offset by lower valuation allowances on deferred tax assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
For the nine months ended September 30, 2025, Hertz recorded a tax benefit of $54 million, which resulted in an effective tax rate of 11%. For the nine months ended September 30, 2024, Hertz recorded a tax benefit of $291 million, which resulted in an effective tax rate of 10%

The change in taxes in the nine months ended September 30, 2025 compared to the same period in 2024 was driven primarily by driven primarily by lower pretax loss and lower EV credits, offset with lower valuation allowances on deferred tax assets.

On July 4, 2025, the OBBBA was enacted, reinstating full bonus depreciation, allowing interest deductions based on EBITDA, expensing R&D costs and modifying certain international provisions of the Internal Revenue Code. As a result, the Company expects federal cash taxes to decrease in the near term, assuming fleet investments are maintained or increased from current levels. These provisions are also expected to increase deferred tax assets, such as net operating losses, and may necessitate additional valuation allowances depending on future taxable income and loss trends.

Note 9—Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

As of September 30, 2025, approximately 82,700,000 Public Warrants remain outstanding with an exercise price of $13.61. There have been approximately 6,300,000 Public Warrants exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. See Note 12, "Fair Value Measurements."

At-the-Market ("ATM") Equity Offering Program

In May 2025, Hertz Global filed a Form S-3 Registration Statement as well as prospectuses covering the offering, issuance and sale of up to a maximum aggregate offering price of $250 million shares of Hertz Global common stock par value $0.01 per share that may be issued and sold from time to time under an equity distribution agreement with various banking institutions, acting as the Company's agents, through an at-the-market offering program (the "ATM Program"). As of September 30, 2025, no shares of Hertz Global common stock had been sold under the ATM Program.

Computation of Earnings (Loss) Per Common Share

Basic earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, including Public Warrants, Exchangeable Notes Due 2029 and Exchangeable Notes Due 2030, except when the effect would be antidilutive. Dilutive shares for stock-based instruments and Public Warrants are computed using the treasury stock method and dilutive shares for Exchangeable Notes Due 2029 and Exchangeable Notes Due 2030 are computed using the if-converted method. Additionally, the Company removes the income or expense impacts related to Public Warrants, Exchangeable Notes Due 2029 and Exchangeable Notes Due 2030 when computing diluted earnings (loss) per common share, when the impacts are dilutive.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)(1)	2025	2024	2025	2024
Numerator:
Net income (loss) available to Hertz Global common stockholders, basic	$184	$(1,332)	$(553)	$(2,383)
Impact of Exchangeable Notes Due 2029	(30)	—	—	—
Net income (loss) available to Hertz Global common stockholders, diluted	$154	$(1,332)	$(553)	$(2,383)
Denominator:
Basic and diluted weighted-average common shares outstanding	311	307	309	306
Dilutive effect of stock options, RSUs and PSUs	12	—	—	—
Dilutive effect of Exchangeable Notes Due 2029	41	—	—	—
Diluted weighted-average shares outstanding	364	307	309	306
Antidilutive Public Warrants(2)	83	83	83	83
Antidilutive stock options, RSUs and PSUs	5	15	17	13
Antidilutive shares related to Exchangeable Notes Due 2029	—	38	40	13
Antidilutive shares related to Exchangeable Notes Due 2030	1	—	—	—
Total antidilutive	88	136	140	108
Earnings (loss) per common share:
Basic	$0.59	$(4.34)	$(1.79)	$(7.79)
Diluted	$0.42	$(4.34)	$(1.79)	$(7.79)
(1)    This table is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands, and as a result, may not agree to the amounts shown in the table when calculated in millions.
(2)    Prior period amounts have been adjusted in the current period to correct for immaterial errors. These corrections only affect the disclosure of antidilutive Public Warrants and do not impact the earnings (loss) per common share, basic and diluted, for the three and nine months ended September 30, 2024.

Note 10—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz. In 2021, Hertz Global's Board of Directors (the "Board") approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of September 30, 2025, 36,966,397 shares of the Company's common stock were authorized and remain available for future grants under the 2021 Omnibus Plan. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
A summary of the total employee compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Employee compensation expense(1)	$14	$15	$45	$(21)
Income tax (benefit) expense	(2)	(2)	(5)	(7)
Employee compensation expense, net	$12	$13	$40	$(28)
(1)    For the nine months ended September 30, 2024, includes $68 million of former CEO awards forfeited in March 2024.

As of September 30, 2025, there was $102 million of total unrecognized employee compensation expense expected to be recognized over the remaining 1.4 years, on a weighted average basis, of the requisite service period that began on the grant dates of the outstanding awards.

Stock Options and Stock Appreciation Rights

A summary of stock option activity under the 2021 Omnibus Plan for the nine months ended September 30, 2025 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	1,702,418	$26.17	6.7	$—
Granted	—	—	0.0	—
Exercised	—	—	0.0	—
Forfeited or Expired	(347,858)	26.17	0.0	—
Outstanding as of September 30, 2025	1,354,560	26.17	5.5	—
Exercisable as of September 30, 2025	(1,354,560)	26.17	5.5	—
Non-vested as of September 30, 2025	—

Performance Stock Awards ("PSAs"), Performance Stock Units ("PSUs") and Performance Units ("PUs")

A summary of the PSU activity for the nine months ended September 30, 2025 under the 2021 Omnibus Plan is presented below. As of September 30, 2025, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	5,197,913	$4.67	$19
Granted(1)	1,354,789	4.10	—
Vested	(109,431)	20.38	—
Forfeited or Expired	(969,952)	5.68	—
Outstanding as of September 30, 2025	5,473,319	4.04	37
(1)    Presented assuming the issuance at the original target award amount (100%).

Compensation expense for PSUs is based on the grant date fair value of Hertz Global common stock. For grants issued in 2025, vesting eligibility is based on market, performance and service conditions of primarily three years.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Accordingly, the number of shares issued at the end of the performance period could range between 0% and 200% of the original target award amount (100%) disclosed in the table above.

Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity for the nine months ended September 30, 2025 under the 2021 Omnibus Plan is presented below.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	21,110,387	$5.92	$77
Granted	14,470,605	4.24	—
Vested	(5,771,750)	6.77	—
Forfeited or Expired	(3,758,719)	5.49	—
Outstanding as of September 30, 2025	26,050,523	4.87	177

Additional information pertaining to RSU activity is as follows:

	Nine Months Ended September 30,
	2025	2024
Total fair value of awards that vested (in millions)	$39	$26
Weighted-average grant-date fair value of awards granted	$4.24	$5.44

RSU grants issued in 2025 vest ratably over a period of primarily three years.

Deferred Stock Units

As of September 30, 2025, there were approximately 343,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

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

None of the Company's financial instruments have been designated as hedging instruments as of September 30, 2025 and December 31, 2024. The Company classifies cash flows from financial instruments according to the classification of the cash flows of the economically hedged item(s).

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

Equity Price Risk

The Company entered into capped call derivative financial instruments to manage its exposure to market price movements of Hertz Global common stock in connection with the Exchangeable Notes Due 2030.

Capped Call Transactions 2030

In September 2025, Hertz issued the Exchangeable Notes Due 2030, as disclosed in Note 6, "Debt," and concurrently entered into privately negotiated cash-settled capped call transactions (the "Capped Call Transactions 2030") with certain of the initial purchasers or their affiliates at a cost of $38 million. The Capped Call Transactions 2030 cover, subject to certain anti-dilution adjustments, approximately 46,000,000 shares, the number of shares of Hertz Global common stock initially issuable upon exchange of the Exchangeable Notes Due 2030.

The Capped Call Transactions 2030 have an initial strike price of $9.24 per share and an initial cap price of $13.94 per share. The strike price, which is subject to certain adjustments, corresponds to the initial exchange price of the Exchangeable Notes Due 2030. The Capped Call Transactions 2030 are generally intended to compensate (through the payment of cash to Hertz) for potential dilution to Hertz Global common stock upon any exchange of the Exchangeable Notes Due 2030 and/or offset any potential cash payments Hertz is required to make in excess of the principal amount of exchanged Exchangeable Notes Due 2030, as the case may be, with such compensation and/or offset subject to a cap. The Capped Call Transactions 2030 expire on October 1, 2030, subject to earlier exercise, and must be settled in cash.

The Capped Call Transactions 2030 are recorded on the consolidated balance sheet as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with any unrealized gain or loss reflected in Non-vehicle interest expense, net in the consolidated statements of operations. The Capped Call Transactions 2030 are measured at fair value using a Monte Carlo simulation model utilizing observable and unobservable market data. Refer to Note 12, "Fair Value Measurements," for additional information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives		Liability Derivatives
(In millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Interest rate instruments(1)	$—	$2	$—	$—
Foreign currency forward contracts(1)	1	1	3	6
Exchange Features 2029 related to Exchangeable Notes Due 2029(2)	—	—	145	61
Exchange Feature 2030 related to Exchangeable Notes Due 2030(3)	—	—	104	—
Capped Call Transactions 2030(4)	37	—	—	—
Total	$38	$3	$252	$67
(1)    Asset derivatives are recorded in Prepaid expenses and other assets and liability derivatives are recorded in Accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.
(2)    The Exchange Features 2029, as defined and further disclosed in Note 12, "Fair Value Measurements," were bifurcated as derivatives from the Exchangeable Notes Due 2029 and are recorded in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheets.
(3)    The Exchange Feature 2030, as disclosed in Note 6, "Debt," was bifurcated as a derivative from the Exchangeable Notes Due 2030 and is recorded in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2025.
(4)    The Capped Call Transactions 2030 were entered into in connection with the Exchangeable Notes Due 2030, as disclosed in Note 6, "Debt," and are recorded in Prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2025.

The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2025	2024	2025	2024
Interest rate instruments	Vehicle interest expense, net	$(1)	$(3)	$(4)	$(5)
Foreign currency forward contracts	Selling, general and administrative expense	7	4	9	(5)
Exchange Features 2029 related to Exchangeable Notes Due 2029(1)	Non-vehicle interest expense, net	38	14	(73)	14
Exchange Feature 2030 related to Exchangeable Notes Due 2030(2)	Non-vehicle interest expense, net	(1)	—	(1)	—
Total		$43	$15	$(69)	$4
(1)    The Exchange Features 2029, as defined and further disclosed in Note 12, "Fair Value Measurements," were bifurcated as derivatives from the Exchangeable Notes Due 2029.
(2)    The Exchange Feature 2030, as further disclosed in Note 12, "Fair Value Measurements," was bifurcated as a derivative from the Exchangeable Notes Due 2030.

Gains and losses associated with the Capped Call Transactions 2030 are recorded in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, no gains or losses were recognized for the Capped Call Transactions 2030.

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

	September 30, 2025		December 31, 2024
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Other Non-Vehicle Debt	$4,947	4,597	$4,920	$4,399
Exchangeable Notes Due 2029	271	370	250	289
Exchangeable Notes Due 2030	425	429	—	—
Total Non-Vehicle Debt	5,643	5,396	5,170	4,688
Vehicle Debt	11,804	11,756	11,280	11,100
Total	$17,447	$17,152	$16,450	$15,788

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	September 30, 2025				December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$583	$—	$—	$583	$229	$—	$—	$229
Capped Call Transactions 2030	$—	$—	$37	$37	$—	$—	$—	$—
Liabilities:
Public Warrants	$308	$—	$—	$308	$178	$—	$—	$178
Exchange Features 2029	$—	$—	$145	$145	$—	$—	$61	$61
Exchange Feature 2030	$—	$—	$104	$104	$—	$—	$—	$—

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

Public Warrants – Hertz Global

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 9, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price (i.e., a Level 1 input). For the three and nine months ended September 30, 2025, the fair value adjustments included losses of $6 million and $130 million, respectively. For the three and nine months ended September 30, 2024, the fair value adjustments included gains of $21 million and $272 million, respectively. These amounts are recorded in Change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statements of operations for Hertz Global for the three and nine months ended September 30, 2025 and 2024.

Exchangeable Notes Due 2029 – Bifurcated Derivatives

The Exchangeable Notes Due 2029 contain an embedded conversion feature (the "Exchange Feature 2029") that was required to be bifurcated and accounted for separately from the Exchangeable Notes Due 2029 as a derivative liability at fair value. Upon issuance in June 2024, the Company recognized a debt discount within non-vehicle debt, representing the initial fair value of the Exchange Feature 2029.

As disclosed in Note 6, "Debt," the Exchangeable Notes Due 2029 bear PIK interest payable semi-annually on January 15 and July 15. Upon the Semi-annual PIK Event in the first and third quarters of 2025, the Company bifurcated the Exchange Feature 2029 PIK and recognized a debt discount of $3 million and $8 million, respectively, within non-vehicle debt, representing the initial fair values.

As of September 30, 2025, the fair value of the Exchange Feature 2029 and the Exchange Feature 2029 PIK (collectively, the "Exchange Features 2029") was $145 million. Refer also to Note 11, "Financial Instruments," for further information.

The fair value of the Exchange Features 2029 was determined using a lattice model and a “with-and-without” valuation methodology. The inputs used to estimate the fair value of the Exchange Features 2029 include the probability of potential settlement scenarios, the expected timing of such settlement and an expected volatility determined by reference to historical stock volatilities. As the expected volatility input is considered unobservable, the Company has categorized the Exchange Features 2029 as Level 3 in the fair value hierarchy.

The estimated fair values of the Exchange Features 2029 were computed using the following key inputs as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Hertz Global common share price	$6.80	$3.66
Expected term (years)	3.79	4.54
Risk-free interest rate	3.66%	4.35%
Credit spread	8.29%	8.55%
Expected volatility	35.00%	48.75%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The significant unobservable input used in the fair value measurement of the Exchange Features 2029 is expected volatility. Holding other inputs constant, an increase (decrease) in expected volatility would have resulted in a higher (lower) fair value measurement, respectively.

The following table summarizes the activity related to the Exchange Features 2029 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Exchange Features 2029
Balance as of December 31, 2023	$—
Initial recognition of derivative	68
(Gain) loss in fair value recognized in earnings	(7)
Balance as of December 31, 2024	61
Initial recognition of derivative	3
(Gain) loss in fair value recognized in earnings(1)	6
Balance as of March 31, 2025	70
(Gain) loss in fair value recognized in earnings(1)	105
Balance as of June 30, 2025	175
Initial recognition of derivative	8
(Gain) loss in fair value recognized in earnings(2)	(38)
Balance as of September 30, 2025	$145
(1)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025.
(2)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

Exchangeable Notes Due 2030 – Bifurcated Derivative

The Exchangeable Notes Due 2030 contain an embedded conversion feature, the Exchange Feature 2030, that was required to be bifurcated and accounted for separately from the Exchangeable Notes Due 2030 as a derivative liability at fair value. Upon issuance in September 2025, the Company recognized a debt discount within non-vehicle debt, representing the initial fair value of the Exchange Feature 2030. Refer to Note 6, "Debt," and Note 11, "Financial Instruments," for further information.

The fair value of the Exchange Feature 2030 was determined using a lattice model and a “with-and-without” valuation methodology. The inputs used to estimate the fair value of the Exchange Feature 2030 include the probability of potential settlement scenarios, the expected timing of such settlement and an expected volatility determined by reference to historical stock volatilities. As the expected volatility input is considered unobservable, the Company has categorized the Exchange Feature 2030 as Level 3 in the fair value hierarchy.

The estimated fair value of the Exchange Feature 2030 was computed using the following key inputs at the measurement date upon issuance and as of September 30, 2025:

	Issuance	September 30, 2025
Hertz Global common share price	$6.84	$6.80
Expected term (years)	5.01	5.00
Risk-free interest rate	3.74%	3.74%
Credit spread	8.36%	8.43%
Expected volatility	35.00%	35.00%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The significant unobservable input used in the fair value measurement of the Exchange Feature 2030 is expected volatility. Holding other inputs constant, an increase (decrease) in expected volatility would have resulted in a higher (lower) fair value measurement, respectively.

The following table summarizes the activity related to the Exchange Feature 2030 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Exchange Feature 2030
Balance as of June 30, 2025	$—
Initial recognition of derivative	103
(Gain) loss in fair value recognized in earnings(1)	1
Balance as of September 30, 2025	$104
(1)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

Capped Call Transactions 2030

The fair value of the Capped Call Transactions 2030 was determined using a Monte Carlo simulation model. The key inputs used to estimate the fair value of the Capped Call Transactions 2030 include the share price of Hertz Global common stock, remaining contractual term, risk-free interest rate and an expected volatility determined by reference to historical stock volatilities. As the expected volatility input is considered unobservable, the Company has categorized the Capped Call Transactions 2030 as Level 3 in the fair value hierarchy.

The estimated fair value of the Capped Call Transactions 2030 was computed using the following key inputs at the measurement date upon issuance:

September 30, 2025
Hertz Global common share price	$6.80
Expected term (years)	5.00
Risk-free interest rate	3.74%
Dividend yield	—%
Expected volatility	36.00%

The significant unobservable input used in the fair value measurement of the Capped Call Transactions 2030 is expected volatility. Holding other inputs constant, an increase (decrease) in expected volatility would have resulted in a higher (lower) fair value measurement, respectively.

During the three and nine months ended September 30, 2025, no gains or losses were recognized for the Capped Call Transactions 2030. The following table summarizes the activity related to the Capped Call Transactions 2030 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Capped Call Transactions 2030
Balance as of June 30, 2025	$—
Initial recognition of derivative	37
Balance as of September 30, 2025	$37

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Financial Instruments

The fair value of the Company's financial instruments as of September 30, 2025 and December 31, 2024 are disclosed in Note 11, "Financial Instruments." The Company's financial instruments are priced using quoted market prices for similar assets or liabilities in active markets (i.e., Level 2 inputs), excluding the Exchange Features 2029, the Exchange Feature 2030 and the Capped Call Transactions 2030, each as disclosed above, which are categorized as Level 3 in the fair value hierarchy.

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

Note 13—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on actuarially determined estimates using historical claims experience. These estimates include judgment about severity of claims, frequency and volume of claims. As of September 30, 2025 and December 31, 2024, the Company's liability recorded for self-insured liabilities was $660 million and $617 million, of which $524 million and $491 million relates to liabilities incurred by the Company's Americas RAC operations, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is monitored quarterly based on evolving accident claim history. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time, the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the three months ended September 30, 2025 or the period after September 30, 2025, but before the filing of this Quarterly Report.

Make-Whole and Post-Petition Interest Claims – On July 1, 2021, Wells Fargo Bank, N.A. ("Wells Fargo"), in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes") and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Unsecured Notes”), filed a complaint against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this paragraph summary as “defendants”). The filing of the complaint initiated the adversary proceeding captioned Wells Fargo Bank, N.A. v. The Hertz Corp., et al. in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"), Adv. Pro. No. 21-50995 (MFW). The complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that the holders assert total approximately $272 million or, in the alternative, are

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
entitled to payment of post-petition interest at a contractual rate that they assert totals approximately $125 million. The complaint also asserts the right to pre-judgment interest from July 1, 2021 to the date of any judgment. On December 22, 2021, the Delaware Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 Notes and the 2024 Notes and (ii) post-petition interest at the contract rate. See Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 637 B.R. 781 (Bankr. D. Del. Dec. 22, 2021). On November 9, 2022, the Delaware Bankruptcy Court ruled that the make-whole premium is the same as unmatured interest and is disallowed under the U.S. Bankruptcy Code, granting summary judgment in the defendants’ favor. The Delaware Bankruptcy Court certified the matter directly to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) and, on January 25, 2023, the Third Circuit accepted Wells Fargo’s appeal. The Third Circuit held an oral argument for this appeal on October 25, 2023, and on September 10, 2024, the Third Circuit issued its opinion in Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 117 F.4th 109 (3d Cir. 2024). In a 2-1 decision, a panel of the Third Circuit held that the "absolute priority rule" required Hertz to pay the make-whole premium on the 2026 Notes and on the 2028 Notes, and post-petition interest at the contract rate rather than the federal judgment rate on all Unsecured Notes, even though those amounts were disallowed under the Bankruptcy Code. As a result, the Company has accrued approximately $334 million for this litigation as of September 30, 2025, made up of approximately $260 million on the underlying claims and approximately $74 million in pre-judgment interest, which interest will continue to accrue until the date of any judgment that may be entered by the Delaware Bankruptcy Court. On October 15, 2024, the Company filed a petition with the Third Circuit for a rehearing en banc, which the Third Circuit denied on November 6, 2024. The case has now been remanded to the Delaware Bankruptcy Court for a determination of the exact amount owed by the Company. The Company and the Indenture Trustee do not agree on the proper calculation of the amounts owed, and that dispute remains to be resolved by the Delaware Bankruptcy Court. The Company also announced its intent to seek review of the Third Circuit's decision by the Supreme Court of the United States (the "U.S. Supreme Court"). As previously disclosed, the Company commenced negotiations with certain holders of the Unsecured Notes (the "Noteholders") with respect to a possible settlement of this litigation. The Company did not reach an agreement with the Noteholders, and there can be no assurance that the parties will agree to a settlement. The Company filed a petition for writ of certiorari with the U.S. Supreme Court on April 4, 2025. Wells Fargo filed a brief in opposition to the Company’s petition on April 29, 2025, and the Company filed its reply brief on May 13, 2025. On June 2, 2025, the U.S. Supreme Court issued a docket entry calling for the views of the Solicitor General of the United States, or CVSG, on whether it should grant the petition for a writ of certiorari. The Company cannot predict the ultimate outcome or timing of this litigation; if, however, the Delaware Bankruptcy Court were to enter judgment against Hertz, payment of such judgment could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
No. N22C-05-130 MMJ (CCLD). On June 30, 2023, Hertz entered into a confidential settlement agreement with ACE American Insurance Company. On July 10, 2024, the Delaware Superior Court held a hearing on cross-motions for partial summary judgment and summary judgment. The Company entered into confidential settlement agreements with some of the remaining insurers before and after the hearing. On October 8, 2024, the Delaware Superior Court denied the Company's motion for partial summary judgment and granted the cross-motions for summary judgment and partial summary judgment in favor of the remaining general liability insurers. Thereafter, Hertz entered into settlement agreements with the remaining directors' and officers' liability insurers. On March 10, 2025, Hertz filed its notice of appeal to the Delaware Supreme Court. Hertz filed its opening brief on April 25, 2025, and the matter is now fully briefed. Oral argument on the appeal is scheduled for October 29, 2025.

Share Repurchase Program Litigation – On May 11, 2023, Angelo Cascia, a purported stockholder of Hertz Global, filed a putative class and derivative lawsuit in the Delaware Court of Chancery (the "Delaware Chancery Court") against certain current and former directors of Hertz Global, Knighthead Capital Management, LLC ("Knighthead"), Certares Opportunities LLC ("Certares") and CK Amarillo. The claims in the complaint relate to the Company’s share repurchase programs approved in November 2021 and June 2022. Among other allegations, the plaintiff claims Board members breached their fiduciary duties in approving these share repurchase programs and that Knighthead, Certares, and CK Amarillo were unjustly enriched because they gained a majority stake in Hertz Global as a result of share repurchases. Defendants filed their motion to dismiss the complaint on July 24, 2023. On March 11, 2024, the Delaware Chancery Court held a hearing on defendants' motion to dismiss. On June 20, 2024, the Delaware Chancery Court granted in part and denied in part the defendants' motion to dismiss. The Delaware Chancery Court dismissed the claims against directors Feikin, Fields, Intrieri and Vougessis with prejudice, dismissed the claims related to the 2021 buyback without prejudice and allowed the remaining claims to proceed. On August 26, 2024, the Board formed a Special Litigation Committee (the "SLC"), made up of two independent directors, to evaluate and take any necessary actions related to the remaining claims. On October 21, 2024, the Delaware Chancery Court granted a motion to stay the litigation, including all discovery, until March 21, 2025. On March 26, 2025, the Delaware Chancery Court extended the stay for an additional 30 days. On April 25, 2025, the SLC filed its report under seal with the Delaware Chancery Court. On May 9, 2025, the SLC filed an unopposed motion to terminate the derivative claims in the litigation. In response, the plaintiff informed the Delaware Chancery Court that he would not oppose the SLC’s motion to terminate the derivative claims, declared his intention to continue to prosecute the direct claims only and reserved his right to seek an award of fees based on the alleged benefit conferred to the Company. The Court scheduled a hearing on the SLC's unopposed motion to terminate the derivative claims for November 10, 2025. The parties are engaged in settlement negotiations for the direct and derivative claims.

Securities Class Action Complaint – On May 31, 2024, a complaint was filed in the United States District Court for the Middle District of Florida (the "Florida Middle District Court"), captioned Edward M. Doller v. Hertz Global Holdings, Inc. et al. (No. 2:24-CV-00513). On September 30, 2024, an amended complaint was filed, following the Florida Middle District Court's appointment of a lead plaintiff and a lead counsel. The amended complaint asserts claims against Hertz Global, former Company CEO, Stephen M. Scherr, and former Company Chief Financial Officer, Alexandra Brooks, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including concerning statements regarding demand for EVs. Plaintiffs assert claims on behalf of a putative class, consisting of all persons and entities that purchased or otherwise acquired Hertz Global's securities between January 6, 2023 and April 24, 2024. The amended complaint seeks unspecified damages, together with interest, attorneys’ fees and other costs. Hertz Global filed a motion to dismiss the complaint on October 30, 2024. On December 19, 2024, the Florida Middle District Court stayed all proceedings, pending a ruling on the motion to dismiss. On October 16, 2025, the Court granted the motion to dismiss in part. The Court dismissed all claims except those based on statements alleged in Paragraphs 98 and 110 of the Amended Complaint. The Court directed the clerk to lift the stay and ordered the parties to file a case management report by October 31, 2025.

Data Breach Claims – On April 15, 2025, Zain Jiwani filed a class action complaint against Cleo Communications U.S., LLC (“Cleo”) and the Company in the U.S. District Court for the Northern District of Illinois, Western Division (Rockford, IL) (the "Illinois Northern District, Western Division Court"). Plaintiff alleges that Cleo, a file-transfer vendor for the Company, experienced a data breach event that may have impacted the personal information of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
certain individuals during the secure file transfer process from the Company’s systems to third-party systems and that Company data may have been acquired by an unauthorized third party that exploited zero-day vulnerabilities within Cleo’s platform in October and December of 2024. Plaintiff alleges that the Company was negligent in failing to secure the data, breached implied contracts and was unjustly enriched. Ten similar class action complaints were filed against the Company shortly thereafter and eventually transferred to the same court, the Illinois Northern District, Western Division Court. The class actions generally seek injunctive relief and unspecified damages. The defendants' responses to the complaints have been stayed pending the Illinois Northern District, Western Division Court's entry of a global scheduling order. At this early stage of the litigation, the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or liquidity.

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

Antitrust Litigation Settlements

In September 2025, the Company received notice that, in connection with its participation in a class action settlement in the In re Automotive Parts Antitrust Litigation, No. 2:12-md-02311 (E.D. Mich.), the Company would receive a pro rata settlement distribution in the amount of $154 million. The Company received the settlement distribution on September 30, 2025, in which the associated gain is recorded in Legal settlement in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 14—Segment Information

The Company's chief operating decision maker ("CODM") is its Chief Executive Officer. The CODM uses Adjusted EBITDA to determine segment profitability, which aids the CODM in the assessment of segment operating performance and assists in the evaluation of resource needs and allocation of resources to the Company's reportable segments. The CODM conducts regular meetings with finance and operational leaders to review targeted results versus actual results to facilitate the evaluation of Adjusted EBITDA. The Company has identified two reportable segments, which are consistent with its operating segments and organized based primarily on the geographic areas in which business is conducted, as follows:
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

	Three Months Ended September 30, 2025
(In millions)	Americas RAC	International RAC	Total
Revenues	$1,910	$568	$2,478
Significant segment expenses:
Direct vehicle and operating	1,155	298	1,453
Depreciation of revenue earning vehicles and lease charges, net(1)	355	102	457
Selling, general and administrative	127	80	207
Other segment items(2)	121	(12)	109
Segment profit (loss): Adjusted EBITDA	$152	$100	$252
Adjustments:
Corporate(3)			(62)
Non-vehicle depreciation and amortization			(29)
Non-vehicle debt interest, net(4)			(123)
Vehicle debt-related charges(5)			(12)
Restructuring and restructuring related charges(6)			(4)
Unrealized gains (losses) on financial instruments(7)			33
Gain on sale of non-vehicle capital assets(8)			39
Legal settlement(9)			154
Bankruptcy-related litigation reserve(10)			(4)
Other items(11)			(4)
Income (loss) before income taxes - Hertz			240

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended September 30, 2025
(In millions)	Americas RAC	International RAC	Total
Change in fair value of Public Warrants(12)			(6)
Income (loss) before income taxes - Hertz Global			$234

	Three Months Ended September 30, 2024
(In millions)	Americas RAC	International RAC	Total
Revenues	$2,062	$514	$2,576
Significant segment expenses:
Direct vehicle and operating	1,202	271	1,473
Depreciation of revenue earning vehicles and lease charges, net(1)	822	115	937
Selling, general and administrative	113	57	170
Other segment items(2)	94	8	102
Segment profit (loss): Adjusted EBITDA	$(169)	$63	$(106)
Adjustments:
Corporate(3)			(51)
Non-vehicle depreciation and amortization			(34)
Non-vehicle debt interest, net			(103)
Vehicle debt-related charges(5)			(11)
Restructuring and restructuring related charges(6)			(1)
Unrealized gains (losses) on financial instruments(7)			16
Bankruptcy-related litigation reserve(10)			(288)
Long-Lived Assets impairment(12)			(1,048)
Other items(11)			(15)
Income (loss) before income taxes - Hertz			(1,641)
Change in fair value of Public Warrants(12)			21
Income (loss) before income taxes - Hertz Global			$(1,620)

	Nine Months Ended September 30, 2025
(In millions)	Americas RAC	International RAC	Total
Revenues	$5,138	$1,338	$6,476
Significant segment expenses:
Direct vehicle and operating	3,353	768	4,121
Depreciation of revenue earning vehicles and lease charges, net(1)	1,142	265	1,407
Selling, general and administrative	373	184	557
Other segment items(2)	314	(4)	310
Segment profit (loss): Adjusted EBITDA	$(44)	$125	$81
Adjustments:
Corporate(3)			(215)
Non-vehicle depreciation and amortization			(88)
Non-vehicle debt interest, net(4)			(371)
Vehicle debt-related charges(5)			(35)
Restructuring and restructuring related charges(6)			(11)
Unrealized gains (losses) on financial instruments(7)			(71)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Nine Months Ended September 30, 2025
(In millions)	Americas RAC	International RAC	Total
Gain on sale of non-vehicle capital assets(8)			128
Legal settlement(9)			154
Bankruptcy-related litigation reserve(10)			(12)
Other items(11)			(37)
Income (loss) before income taxes - Hertz			(477)
Change in fair value of Public Warrants(12)			(130)
Income (loss) before income taxes - Hertz Global			$(607)

	Nine Months Ended September 30, 2024
(In millions)	Americas RAC	International RAC	Total
Revenues	$5,729	$1,280	$7,009
Significant segment expenses:
Direct vehicle and operating	3,553	731	4,284
Depreciation of revenue earning vehicles and lease charges, net(1)	2,603	338	2,941
Selling, general and administrative	374	160	534
Other segment items(2)	259	21	280
Segment profit (loss): Adjusted EBITDA	$(1,060)	$30	$(1,030)
Adjustments:
Corporate(3)			(154)
Non-vehicle depreciation and amortization			(107)
Non-vehicle debt interest, net			(266)
Vehicle debt-related charges(5)			(33)
Restructuring and restructuring related charges(6)			(45)
Unrealized gains (losses) on financial instruments(7)			8
Bankruptcy-related litigation reserve(10)			(288)
Long-Lived Assets impairment(13)			(1,048)
Non-cash stock-based compensation forfeitures(14)			64
Other items(11)			(47)
Income (loss) before income taxes - Hertz			(2,946)
Change in fair value of Public Warrants(12)			272
Income (loss) before income taxes - Hertz Global			$(2,674)
(1)    Includes the write-down to carrying value of vehicles classified as held for sale. In 2024, also includes the EV Disposal Groups. See Note 5, "Revenue Earning Vehicles."
(2)    Represents certain other segment items that are not deemed significant segment expenses, which primarily consists of vehicle interest expense, net and other adjustments, such as intercompany royalty assessment fees, restructuring and restructuring related charges, vehicle-debt related charges and other miscellaneous items as described in footnote 11 below.
(3)    Represents other reconciling items primarily consisting of general corporate expenses as well as other business activities.
(4)    Excludes gains (losses) related to the fair value of the Exchange Features 2029 and the Exchange Feature 2030, which are included in footnote 7 below.
(5)    Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums which are recorded within vehicle interest expense.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
(7)    Represents unrealized gains (losses) on derivative financial instruments in which interest rate instrument gains (losses) are recorded within vehicle interest expense and foreign currency forward contract gains (losses) are recorded within selling, general and administrative expense. In 2025, also includes gains (losses) related to the fair value of the Exchange Features 2029 and the Exchange Feature 2030, which are recorded within non-vehicle interest expense. See Note 11, "Financial Instruments."
(8)    Represents the gains recognized on the sales of certain non-vehicle capital assets sold in June and July 2025. See Note 3, "Divestitures."
(9)    Represents the gain related to the receipt of a legal settlement distribution in September 2025 in connection with the Company’s participation in a class action settlement. See Note 13, "Contingencies and Off-Balance Sheet Commitments."
(10)    Represents an increase to an existing bankruptcy-related litigation reserve initially recorded in September 2024, including interest which continues to accrue during each subsequent reporting period. See Note 13, "Contingencies and Off-Balance Sheet Commitments."
(11)    Represents miscellaneous items. For the three months ended September 30, 2025, primarily includes an unfavorable litigation ruling, partially offset by certain litigation adjustments. For the three months ended September 30, 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related damages, partially offset by a loss recovery settlement. For the nine months ended September 30, 2025, primarily includes certain IT-related charges, an unfavorable litigation ruling, cloud computing costs, certain concession-related adjustments and certain litigation charges and adjustments. For the nine months ended September 30, 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related damages, partially offset by certain litigation settlements and a loss recovery settlement.
(12)    Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants.
(13)    Represents Long-Lived Assets impairment charges recognized in the third quarter of 2024. See Note 4, "Long-Lived Assets Impairment."
(14)    Represents the former CEO awards forfeited in March 2024. See Note 10, "Stock-Based Compensation."

The following tables provide other significant statement of operations, balance sheet and cash flow information by reportable segment for each of Hertz Global and Hertz.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Depreciation and amortization, non-vehicle assets
Americas RAC	$23	$28	$72	$81
International RAC	3	3	10	10
Total reportable segments	26	31	82	91
Corporate	3	3	6	16
Total Hertz Global and Hertz	$29	$34	$88	$107
Vehicle interest expense, net
Americas RAC	$134	$124	$380	$363
International RAC	27	33	73	84
Total Hertz Global and Hertz	$161	$157	$453	$447
Non-vehicle interest expense, net
Americas RAC	$1	$(1)	$1	$(3)
International RAC	(4)	(4)	(12)	(14)
Total reportable segments	(3)	(5)	(11)	(17)
Corporate	89	94	456	269
Total Hertz Global and Hertz	$86	$89	$445	$252

	As of
(In millions)	September 30, 2025	December 31, 2024
Revenue earning vehicles, net
Americas RAC	$10,711	$10,253
International RAC	1,982	1,710
Total Hertz Global and Hertz	$12,693	$11,963

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	As of
(In millions)	September 30, 2025	December 31, 2024
Property and equipment, net
Americas RAC	$421	$460
International RAC	60	71
Total reportable segments	481	531
Corporate	89	92
Total Hertz Global and Hertz	$570	$623
Total assets
Americas RAC	$17,797	$17,386
International RAC	3,639	3,456
Total reportable segments	21,436	20,842
Corporate	1,554	960
Total Hertz Global(2)	22,990	21,802
Corporate - Hertz	(3)	(1)
Total Hertz(2)	$22,987	$21,801
(1)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date. See Note 5, "Revenue Earning Vehicles."
(2)    The consolidated total assets of Hertz Global and Hertz as of September 30, 2025 and December 31, 2024 include total assets of VIEs of $1.6 billion and $1.4 billion, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 6, "Debt," for further information.

	Nine Months Ended September 30,
(In millions)	2025	2024
Revenue earning vehicles and non-vehicle capital assets
Americas RAC:
Expenditures	$(6,492)	$(6,430)
Proceeds from disposals	5,084	3,691
Net expenditures - Hertz Global and Hertz	$(1,408)	$(2,739)
International RAC:
Expenditures	$(1,376)	$(1,503)
Proceeds from disposals	1,066	983
Net expenditures - Hertz Global and Hertz	$(310)	$(520)
Corporate:
Expenditures	$(1)	$(6)
Proceeds from disposals	(3)	1
Net expenditures - Hertz Global and Hertz	$(4)	$(5)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The Company operates in the U.S. and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Revenues
U.S.	$1,779	$1,934	$4,865	$5,455
International	699	642	1,611	1,554
Total Hertz Global and Hertz	$2,478	$2,576	$6,476	$7,009

	As of
(In millions)	September 30, 2025	December 31, 2024
Revenue earning vehicles, net
U.S.	$10,218	$9,880
International	2,475	2,083
Total Hertz Global and Hertz(1)	$12,693	$11,963
Property and equipment, net
U.S.	$492	$535
International	78	88
Total Hertz Global and Hertz	$570	$623
Operating lease right-of-use assets
U.S.	$1,972	$1,815
International	316	273
Total Hertz Global and Hertz	$2,288	$2,088
Total assets
U.S.	$18,519	$17,670
International	4,471	4,132
Total Hertz Global	22,990	21,802
U.S. - Hertz	(3)	(1)
Total Hertz	$22,987	$21,801
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

This MD&A should be read in conjunction with the MD&A presented in our 2024 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

and revenues associated with value-added services, including the sale of loss or collision damage waivers, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and other products and fees. Also included are collections from customers for vehicle damages, ancillary revenues associated with retail vehicle sales and certain royalty fees from our franchisees (such fees are approximately 2% to 3% of total revenues each period).

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three and Nine Months Ended September 30, 2025 Operating Overview

The charts below provide the period-over-period change for several key factors influencing our results for the three and nine months ended September 30, 2025 and 2024.
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Estimates

Income Taxes

On July 4, 2025, the OBBBA was enacted, reinstating full bonus depreciation, allowing interest deductions based on EBITDA, expensing R&D costs and modifying certain international provisions of the Internal Revenue Code. As a result, we expect federal cash taxes to decrease in the near term, assuming fleet investments are maintained or increased from current levels. These provisions are also expected to increase deferred tax assets, such as net operating losses, and may necessitate additional valuation allowances depending on future taxable income and loss trends.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions)	2025	2024		2025	2024
Total revenues	$2,478	$2,576	(4)%	$6,476	$7,009	(8)%
Depreciation of revenue earning vehicles and lease charges, net	457	937	(51)	1,407	2,941	(52)
Direct vehicle and operating expenses	1,454	1,470	(1)	4,122	4,276	(4)
Non-vehicle depreciation and amortization	29	34	(16)	88	107	(18)
Selling, general and administrative expenses	241	189	27	706	594	19
Interest expense, net:
Vehicle	161	157	3	453	447	1
Non-vehicle	86	89	(4)	445	252	77
Interest expense, net	247	246	—	898	699	28
Other (income) expense, net	(1)	5	NM	2	2	19
(Gain) from the sale of non-vehicle capital assets	(39)	—	NM	(128)	—	NM
Legal settlement	(154)	—	NM	(154)	—	NM
Bankruptcy-related litigation reserve	4	288	(99)	12	288	(96)
Long-Lived Assets impairment	—	1,048	(100)	—	1,048	(100)
Income (loss) before income taxes	240	(1,641)	NM	(477)	(2,946)	(84)
Income tax (provision) benefit	(50)	287	NM	54	291	(81)
Net income (loss)	$190	$(1,354)	NM	$(423)	$(2,655)	(84)
Adjusted Corporate EBITDA(a)	$190	$(157)	NM	$(134)	$(1,184)	(89)
NM - Not meaningful
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Total revenues decreased $98 million in the third quarter of 2025 compared to the same period in 2024, resulting from a decrease of $152 million in our Americas RAC segment, partially offset by an increase of $54 million in our International RAC segment. The decrease in total revenues was due primarily to lower pricing in our Americas RAC segment.

Depreciation of revenue earning vehicles and lease charges, net decreased $480 million in the third quarter of 2025 compared to the same period in 2024, of which $467 million and $14 million were attributed to our Americas RAC

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and International RAC segments, respectively. Depreciation of revenue earning vehicles and lease charges, net decreased due primarily to (i) impacts from our fleet refresh reducing the capital cost of newly acquired vehicles and strengthening of residual values at the expected time of disposal resulting from market improvements, (ii) per unit gains recognized in the third quarter of 2025 compared to per unit losses recognized in the same period in 2024 resulting in part from increased dispositions of vehicles through a more optimized disposition channel mix and (iii) lower Average Vehicles.

DOE decreased $16 million in the third quarter of 2025 compared to the same period in 2024, resulting from a decrease of $47 million in our Americas RAC segment, partially offset by an increase of $27 million in our International RAC segment. The decrease in DOE was due primarily to lower volume in our Americas RAC segment, partially offset by higher volume and an unfavorable $12 million fx impact in the third quarter of 2025 in our International RAC segment.

Non-vehicle depreciation and amortization decreased $5 million in the third quarter of 2025 compared to the same period in 2024 due primarily to certain asset retirements in 2024 resulting in an increase in assets that were fully depreciated in 2025 in our Americas RAC segment.

SG&A increased $51 million in the third quarter of 2025 compared to the same period in 2024 driven primarily by an increase of $23 million in our International RAC segment, an increase of $15 million in our corporate operations and an increase of $13 million in our Americas RAC segment. The increase in SG&A was due primarily to higher personnel costs, expenses incurred related to an unfavorable litigation ruling in the third quarter of 2025 in our International RAC segment and increased advertising spend in our Americas RAC segment.

Vehicle interest expense, net increased $4 million in the third quarter of 2025 compared to the same period in 2024 due primarily to higher average rates due in part to the issuance of the HVF III 2025 Notes, partially offset by lower debt levels and lower market rates.

Non-vehicle interest expense, net decreased $4 million in the third quarter of 2025 compared to the same period in 2024 due primarily to an unrealized gain related to changes in the fair value of the Exchange Features 2029, partially offset by higher debt levels and higher average interest rates.

In the third quarter of 2025, we recognized a gain of $39 million on the sale of certain non-vehicle capital assets in our Americas RAC segment, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. We expect to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2025.

In the third quarter of 2025, we recognized a gain of $154 million related to the receipt of a legal settlement distribution in connection with our participation in a class action settlement, as disclosed in Note 13, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

In the third quarter of 2025, we recognized additional expense of $4 million in our corporate operations related to an existing bankruptcy-related litigation reserve for interest that continues to accrue during each subsequent reporting period until resolved. Refer also to Note 13, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

In the third quarter of 2024, we recognized an impairment charge of $1.0 billion associated with the Long-Lived Assets in our Americas RAC and International RAC segments, as disclosed in Note 4, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report.

In the third quarter of 2025, we recorded a tax provision of $50 million, which resulted in an effective tax rate of 21%. In the third quarter of 2024, we recorded a tax benefit of $287 million, which resulted in an effective tax rate of 17%. The change in taxes in the three months ended September 30, 2025 compared to the same period in 2024 was driven primarily by higher pretax income offset by lower valuation allowances on deferred tax assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

Total revenues decreased $533 million in the nine months ended September 30, 2025 compared to the same period in 2024, resulting primarily from a decrease of $590 million in our Americas RAC segment, partially offset by an increase of $58 million in our International RAC segment. The decrease in total revenues was due primarily to lower volume and lower pricing, primarily in our Americas RAC segment.

Depreciation of revenue earning vehicles and lease charges, net decreased $1.5 billion in the nine months ended September 30, 2025 compared to the same period in 2024, which primarily is attributable to our Americas RAC segment. Depreciation of revenue earning vehicles and lease charges, net decreased due primarily to (i) impacts from our fleet refresh reducing the capital cost of newly acquired vehicles and strengthening of residual values at the expected time of disposal resulting from market improvements, (ii) per unit gains recognized on increased vehicle dispositions in the nine months ended September 30, 2025 compared to per unit losses recognized in the same period in 2024 resulting in part from increased dispositions of vehicles through a more optimized disposition channel mix, (iii) lower Average Vehicles and (iv) write-downs on the carrying values of the EVs classified as held for sale in the first half of 2024.

DOE decreased $154 million in the nine months ended September 30, 2025 compared to the same period in 2024 with a decrease of $199 million in our Americas RAC segment, partially offset by an increase of $37 million in our International RAC segment. The decrease in DOE was due primarily to lower volume in our Americas RAC segment, partially offset by higher volume and an unfavorable $13 million fx impact in the nine months ended September 30, 2025 in our International RAC segment.

Non-vehicle depreciation and amortization decreased $19 million in the nine months ended September 30, 2025 compared to the same period in 2024, resulting primarily from decreases of $10 million associated with our corporate operations and $8 million in our Americas RAC segment. The decrease in non-vehicle depreciation and amortization was due primarily to certain asset retirements in 2024 resulting in an increase in assets that were fully depreciated in 2025.

SG&A increased $112 million in the nine months ended September 30, 2025 compared to the same period in 2024 driven primarily by an increase of $88 million associated with our corporate operations and an increase of $24 million in our International RAC segment. The increase in SG&A associated with our corporate operations was due primarily to a non-cash stock-based compensation gain related to forfeitures of former CEO awards in March 2024, higher personnel costs and increased professional fees, partially offset by lower restructuring related costs and increased intercompany royalty assessment fees received from our International RAC segment. SG&A in our International RAC segment increased due primarily to higher intercompany royalty assessment fees paid to our corporate operations, expenses incurred related to an unfavorable litigation ruling in the third quarter of 2025 and increased personnel costs, partially offset by decreased restructuring related charges.

Vehicle interest expense, net increased $6 million in the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to to higher average rates due in part to the issuance of the HVF III 2025 Notes, partially offset by lower debt levels and lower market rates.

Non-vehicle interest expense, net increased $193 million in the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to unrealized losses related to changes in the fair value of the Exchange Features 2029, higher average interest rates and higher debt levels.

In the nine months ended September 30, 2025, we recognized a gain of $128 million on the sales of certain non-vehicle capital assets during the second and third quarters of 2025 in our Americas RAC segment, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. We expect to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2025.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In the nine months ended September 30, 2025, we recognized a gain of $154 million related to the receipt of a legal settlement distribution in connection with our participation in a class action settlement, as disclosed in Note 13, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

In the nine months ended September 30, 2025, we recognized additional expense of $12 million in our corporate operations related to an existing bankruptcy-related litigation reserve for interest that continues to accrue during each subsequent reporting period until resolved. Refer also to Note 13, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

In the nine months ended September 30, 2024, we recognized an impairment charge of $1.0 billion associated with the Long-Lived Assets in our Americas RAC and International RAC segments, as disclosed in Note 4, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report.

In the nine months ended September 30, 2025, we recorded a tax benefit of $54 million, which resulted in an effective tax rate of 11%. In the nine months ended September 30, 2024, we recorded a tax benefit of $291 million, which resulted in an effective tax rate of 10%. The change in tax in the nine months ended September 30, 2025 compared to the same period in 2024 was driven primarily by lower pretax loss and lower EV credits, offset with lower valuation allowances on deferred tax assets.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had losses of $6 million and $130 million from the change in fair value of Public Warrants that were incremental to Hertz for the third quarter and nine months ended September 30, 2025, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

Hertz Global had income of $21 million and $272 million from the change in fair value of Public Warrants that were incremental to Hertz for the third quarter and the nine months ended September 30, 2024, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2025	2024		2025	2024
Total revenues	$1,910	$2,062	(7)%	$5,138	$5,729	(10)%
Depreciation of revenue earning vehicles and lease charges, net	$355	$822	(57)	$1,142	$2,603	(56)
Direct vehicle and operating expenses	$1,155	$1,202	(4)	$3,353	$3,553	(6)
Direct vehicle and operating expenses as a percentage of total revenues	60%	58%		65%	62%
Non-vehicle depreciation and amortization	$23	$28	(17)	$72	$81	(10)
Selling, general and administrative expenses	$127	$113	12	$373	$374	—
Selling, general and administrative expenses as a percentage of total revenues	7%	5%		7%	7%
Vehicle interest expense	$134	$124	8	$380	$363	5
(Gain) from the sale of non-vehicle capital assets	$(39)	$—	NM	$(128)	$—	NM
Legal settlement	$(154)	$—	NM	$(154)	$—	NM
Long-Lived Assets impairment	$—	$865	(100)	$—	$865	(100)
Adjusted EBITDA	$152	$(169)	NM	$(44)	$(1,060)	(96)
Transaction Days (in thousands)(b)	31,923	32,693	(2)	90,616	95,469	(5)
Average Vehicles (in whole units)(f)	425,004	463,467	(8)	424,707	460,638	(8)
Average Rentable Vehicles (in whole units)(c)	409,222	432,608	(5)	401,105	434,714	(8)
Vehicle Utilization(c)	85%	82%		83%	80%
Total RPD (in dollars)(d)	$59.67	$62.88	(5)	$56.61	$59.86	(5)
Total RPU Per Month (in whole dollars)(e)	$1,552	$1,584	(2)	$1,421	$1,461	(3)
Depreciation Per Unit Per Month (in whole dollars)(f)	$278	$591	(53)%	$299	$627	(52)%
Percentage of program vehicles as of period end	12%	4%		12%	4%
NM - Not meaningful
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Total Americas RAC revenues decreased $152 million in the third quarter of 2025 compared to the same period in 2024 due primarily to lower pricing and lower volume. Total RPD declined across most customer channels and Transaction Days declined primarily in our business channel, partially offset with increases in our leisure channel. Airport revenues comprised 69% of total revenues for the segment in the third quarter of 2025 compared to 70% in the same period in 2024.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC decreased $467 million in the third quarter of 2025 compared to the same period in 2024 due primarily to (i) impacts from our fleet refresh reducing the capital cost of newly acquired vehicles and strengthening of residual values at the expected time of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

disposal resulting from market improvements, (ii) lower Average Vehicles and (iii) per unit gains recognized in the third quarter of 2025 compared to per unit losses recognized in the same period in 2024 resulting in part from increased dispositions of vehicles through a more optimized disposition channel mix.

DOE for Americas RAC decreased $47 million in the third quarter of 2025 compared to the same period in 2024 due primarily to lower volume, reduced self-insurance liabilities as a result of adverse experience and case development and decreased collision and damage charges, partially offset by increased personnel costs and increased facility rent expense resulting in part from sale leaseback transactions beginning in the second quarter of 2025.

Non-vehicle depreciation and amortization decreased $5 million in the third quarter of 2025 compared to the same period in 2024 due primarily to certain asset retirements in 2024 resulting in an increase in assets that were fully depreciated in 2025.

SG&A for Americas RAC increased $13 million in the third quarter of 2025 compared to the same period in 2024 due primarily to higher personnel costs and increased advertising spend.

Vehicle interest expense for Americas RAC increased $9 million in the third quarter of 2025 compared to the same period in 2024 due primarily to higher average rates due in part to the issuance of the HVF III 2025 Notes, partially offset by lower market rates and lower debt levels.

Americas RAC recognized a gain of $39 million in the third quarter of 2025 on the sale of certain non-vehicle capital assets, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. We expect to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2025.

Americas RAC recognized a gain of $154 million in the third quarter of 2025 related to the receipt of a legal settlement distribution in connection with our participation in a class action settlement, as disclosed in Note 13, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

Americas RAC recognized an impairment charge of $865 million in the third quarter of 2024 associated with its Long-Lived Assets, of which $740 million and $125 million related to its revenue earning vehicles and ROU assets, respectively. Refer to Note 4, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report for further details.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

Total Americas RAC revenues decreased $590 million in the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to lower pricing and lower volume. Total RPD and Transaction Days declined across most customer channels in the nine months ended September 30, 2025 compared to the same period in 2024. Airport revenues comprised 69% of total revenues for the segment in the nine months ended September 30, 2025 and 2024.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC decreased $1.5 billion in the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to (i) impacts from our fleet refresh reducing the capital cost of newly acquired vehicles and strengthening of residual values at the expected time of disposal resulting from market improvements, (ii) per unit gains recognized on increased vehicle dispositions in the nine months ended September 30, 2025 compared to per unit losses recognized in the same period in 2024 resulting in part from increased dispositions of vehicles through a more optimized disposition channel mix, (iii) lower Average Vehicles and (iv) write-downs on the carrying values of the EVs classified as held for sale in 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for Americas RAC decreased $199 million in the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to lower volume.

Non-vehicle depreciation and amortization decreased $8 million in the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to certain asset retirements in 2024 resulting in an increase in assets that were fully depreciated in 2025.

SG&A for Americas RAC was comparable in the nine months ended September 30, 2025 to the same period in 2024 due primarily to higher personnel costs and increased professional fees, partially offset by lower restructuring related charges.

Vehicle interest expense for Americas RAC increased $17 million in the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to higher average rates due in part to the issuance of the HVF III 2025 Notes, partially offset by lower market rates and lower debt levels.

Americas RAC recognized a gain of $128 million in the nine months ended September 30, 2025 on the sales of certain non-vehicle capital assets during the second and third quarters of 2025, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. We expect to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2025.

Americas RAC recognized a gain of $154 million in the nine months ended September 30, 2025 related to the receipt of a legal settlement distribution in connection with our participation in a class action settlement, as disclosed in Note 13, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

Americas RAC recognized an impairment charge of $865 million in the nine months ended September 30, 2024 associated with its Long-Lived Assets, of which $740 million and $125 million related to its revenue earning vehicles and ROU assets, respectively. Refer to Note 4, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report for further details.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC

	Three Months Ended September 30,		Percent Increase/(Decrease)	Nine Months Ended September 30,		Percent Increase/(Decrease)
($ in millions, except as noted)	2025	2024		2025	2024
Total revenues	$568	$514	10%	$1,338	$1,280	5%
Depreciation of revenue earning vehicles and lease charges, net	$102	$115	(12)	$265	$338	(22)
Direct vehicle and operating expenses	$298	$271	10	$768	$731	5
Direct vehicle and operating expenses as a percentage of total revenues	53%	53%		57%	57%
Non-vehicle depreciation and amortization	$3	$3	(23)	$10	$10	(4)
Selling, general and administrative expenses	$80	$57	41	$184	$160	15
Selling, general and administrative expenses as a percentage of total revenues	14%	11%		14%	13%
Vehicle interest expense	$27	$33	(16)	$73	$84	(13)
Long-Lived Assets impairment	$—	$183	(100)	$—	$183	(100)
Adjusted EBITDA	$100	$63	59	$125	$30	NM
Transaction Days (in thousands)(b)	8,961	8,605	4	22,865	22,404	2
Average Vehicles (in whole units)(f)	120,391	120,049	—	106,176	108,772	(2)
Average Rentable Vehicles (in whole units)(c)	118,770	117,466	1	104,935	106,593	(2)
Vehicle Utilization(c)	82%	80%		80%	77%
Total RPD (in dollars)(d)	$57.81	$56.82	2	$54.95	$54.75	—
Total RPU Per Month (in whole dollars)(e)	$1,454	$1,387	5	$1,330	$1,279	4
Depreciation Per Unit Per Month (in whole dollars)(f)	$254	$304	(16)	$259	$332	(22)
Percentage of program vehicles as of period end	30%	33%		30%	33%
NM - Not meaningful
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Total revenues for International RAC increased $54 million in the third quarter of 2025 compared to the same period in 2024 due to higher volume and higher pricing. Transactions Days increased across most customer channels. Total RPD increased across our leisure and ride share channels, partially offset with declines in our business channel. Total revenues for International RAC were also impacted by a favorable $23 million fx impact in the third quarter of 2025.

Depreciation of revenue earning vehicles and lease charges, net for International RAC in the third quarter of 2025 decreased $14 million compared to the same period in 2024 due primarily to (i) per unit gains recognized on vehicle dispositions in the third quarter of 2025 compared to per unit losses recognized in the same period in 2024.

DOE for International RAC increased $27 million in the third quarter of 2025 compared to the same period in 2024 due primarily to higher volume. DOE for International RAC was also impacted by an unfavorable $12 million fx impact in the third quarter of 2025.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A for International RAC in the third quarter of 2025 increased $23 million compared to the same period in 2024 due primarily to expenses incurred related to an unfavorable litigation ruling in the third quarter of 2025 and higher personnel costs. SG&A for International RAC was also impacted by an unfavorable $4 million fx impact in the third quarter of 2025.

Vehicle interest expense for International RAC decreased $5 million in the third quarter of 2025 compared to the same period in 2024 due primarily to lower debt levels and lower market rates.

International RAC recognized an impairment charge of $183 million in the third quarter of 2024 associated with its Long-Lived Assets, as disclosed in Note 4, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

Total revenues for International RAC increased $58 million in the nine months ended September 30, 2025 compared to the same period in 2024, due primarily to higher volume. Transactions Days increased across most customer channels. Total revenues for International RAC were also impacted by a favorable $26 million fx impact in the nine months ended September 30, 2025.

Depreciation of revenue earning vehicles and lease charges, net for International RAC decreased $73 million in the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to (i) per unit gains recognized on vehicle dispositions in the nine months ended September 30, 2025 compared to per unit losses recognized in the same period in 2024 and (ii) improved fleet mix resulting from our rental fleet rotation initiatives.

DOE for International RAC increased $37 million in the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to higher volume, increased personnel costs and higher facility rent costs. DOE for International RAC was also impacted by an unfavorable $13 million fx impact in the nine months ended September 30, 2025.

SG&A for International RAC increased $24 million in the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to higher intercompany royalty assessment fees paid to our corporate operations, expenses incurred related to an unfavorable litigation ruling in the third quarter of 2025 and increased personnel costs, partially offset by decreased restructuring related charges. SG&A for International RAC was also impacted by an unfavorable $4 million fx impact in the nine months ended September 30, 2025.

Vehicle interest expense for International RAC decreased $11 million in the nine months ended September 30, 2025 compared to the same period in 2024 due primarily to lower debt levels and lower market rates.

International RAC recognized an impairment charge of $183 million in the nine months ended September 30, 2024 associated with its Long-Lived Assets, as disclosed in Note 4, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report.

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
Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$190	$(1,354)	$(423)	$(2,655)
Adjustments:
Income tax provision (benefit)	50	(287)	(54)	(291)
Non-vehicle depreciation and amortization	29	34	88	107
Non-vehicle debt interest, net(1)	123	103	371	266
Vehicle debt-related charges(2)	12	11	35	33
Restructuring and restructuring related charges(3)	4	1	11	45
Unrealized (gains) losses on financial instruments(4)	(33)	(16)	71	(8)
Gain on sale of non-vehicle capital assets(5)	(39)	—	(128)	—
Legal settlement(6)	(154)	—	(154)	—
Bankruptcy-related litigation reserve(7)	4	288	12	288
Long-Lived Assets impairment(8)	—	1,048	—	1,048
Non-cash stock-based compensation forfeitures(9)	—	—	—	(64)
Other items(10)	4	15	37	47
Adjusted Corporate EBITDA	$190	$(157)	$(134)	$(1,184)
Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income (loss)	$184	$(1,332)	$(553)	$(2,383)
Adjustments:
Income tax provision (benefit)	50	(288)	(54)	(291)
Non-vehicle depreciation and amortization	29	34	88	107
Non-vehicle debt interest, net(1)	123	103	371	266
Vehicle debt-related charges(2)	12	11	35	33
Restructuring and restructuring related charges(3)	4	1	11	45
Unrealized (gains) losses on financial instruments(4)	(33)	(16)	71	(8)
Gain on sale of non-vehicle capital assets(5)	(39)	—	(128)	—
Legal settlement(6)	(154)	—	(154)	—
Bankruptcy-related litigation reserve(7)	4	288	12	288
Long-Lived Assets impairment(8)	—	1,048	—	1,048
Non-cash stock-based compensation forfeitures(9)	—	—	—	(64)
Change in fair value of Public Warrants(11)	6	(21)	130	(272)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Other items(10)	4	15	37	47
Adjusted Corporate EBITDA	$190	$(157)	$(134)	$(1,184)
(1)In 2025, excludes gains (losses) related to the fair value of the Exchange Features 2029 and the Exchange Feature 2030, which are included in footnote 4 below.
(2)Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums.
(3)Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related to personnel reductions, closure of underperforming locations and litigation.
(4)Represents unrealized (gains) losses on derivative financial instruments. In 2025, also includes gains (losses) related to the fair value of the Exchange Features 2029 and the Exchange Feature 2030. See Note 11, "Financial Instruments," in Part I, Item 1 of this Quarterly Report.
(5)Represents the gains recognized on the sales of certain non-vehicle capital assets sold in June and July 2025. See Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.
(6)Represents the gain related to the receipt of a legal settlement distribution in September 2025 in connection with the Company’s participation in a class action settlement. See Note 13, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.
(7)Represents an increase to an existing bankruptcy-related litigation reserve initially recorded in September 2024, including interest which continues to accrue during each subsequent reporting period. See Note 13, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.
(8)Represents Long-Lived Assets impairment charges recognized in the third quarter of 2024. See Note 4, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report.
(9)Represents former CEO awards forfeited in March 2024. See Note 10, "Stock-Based Compensation," in Part I, Item 1 of this Quarterly Report.
(10)Represents miscellaneous items. For the three months ended September 30, 2025, primarily includes an unfavorable litigation ruling, partially offset by certain litigation adjustments. For the three months ended September 30, 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related damages, partially offset by a loss recovery settlement. For the nine months ended September 30, 2025, primarily includes certain IT-related charges, an unfavorable litigation ruling, cloud computing costs, certain concession-related adjustments and certain litigation charges and adjustments. For the nine months ended September 30, 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related damages, partially offset by certain litigation settlements and a loss recovery settlement.
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

	Americas RAC		International RAC
	Three Months Ended September 30,
	2025	2024	2025	2024
Transaction Days (in thousands)	31,923	32,693	8,961	8,605
Average Rentable Vehicles (in whole units)	409,222	432,608	118,770	117,466
Number of days in period (in whole units)	92	92	92	92
Available Car Days (in thousands)	37,651	39,816	10,930	10,813
Vehicle Utilization	85%	82%	82%	80%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Americas RAC		International RAC
	Nine Months Ended September 30,
	2025	2024	2025	2024
Transaction Days (in thousands)	90,616	95,469	22,865	22,404
Average Rentable Vehicles (in whole units)	401,105	434,714	104,935	106,593
Number of days in period (in whole units)	273	274	273	274
Available Car Days (in thousands)	109,528	119,143	28,683	29,225
Vehicle Utilization	83%	80%	80%	77%

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

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2025	2024	2025	2024
Revenues	$1,910	$2,062	$568	$514
Foreign currency adjustment(1)	(5)	(6)	(50)	(25)
Total Revenues - adjusted for foreign currency	$1,905	$2,056	$518	$489
Transaction Days (in thousands)	31,923	32,693	8,961	8,605
Total RPD (in dollars)	$59.67	$62.88	$57.81	$56.82

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2025	2024	2025	2024
Revenues	$5,138	$5,729	$1,338	$1,280
Foreign currency adjustment(1)	(8)	(14)	(82)	(53)
Total Revenues - adjusted for foreign currency	$5,130	$5,715	$1,256	$1,227
Transaction Days (in thousands)	90,616	95,469	22,865	22,404
Total RPD (in dollars)	$56.61	$59.86	$54.95	$54.75
(1)Based on December 31, 2024 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues - adjusted for foreign currency divided by the Average Rentable Vehicles in each period and then divided by the number of months in the period reported.

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2025	2024	2025	2024
Total Revenues - adjusted for foreign currency	$1,905	$2,056	$518	$489
Average Rentable Vehicles (in whole units)	409,222	432,608	118,770	117,466
Total revenue per unit (in whole dollars)	$4,655	$4,752	$4,361	$4,162
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,552	$1,584	$1,454	$1,387

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2025	2024	2025	2024
Total Revenues - adjusted for foreign currency	$5,130	$5,715	$1,256	$1,227
Average Rentable Vehicles (in whole units)	401,105	434,714	104,935	106,593
Total revenue per unit (in whole dollars)	$12,788	$13,147	$11,974	$11,508
Number of months in period (in whole units)	9	9	9	9
Total RPU Per Month (in whole dollars)	$1,421	$1,461	$1,330	$1,279

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

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2025	2024	2025	2024
Depreciation of revenue earning vehicles and lease charges, net(1)	$355	$822	$102	$115
Foreign currency adjustment(2)	—	(1)	(10)	(5)
Adjusted depreciation of revenue earning vehicles and lease charges	$355	$821	$92	$110
Average Vehicles (in whole units)	425,004	463,467	120,391	120,049
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$835	$1,772	$763	$913
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$278	$591	$254	$304

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2025	2024	2025	2024
Depreciation of revenue earning vehicles and lease charges, net(1)	$1,142	$2,603	$265	$338
Foreign currency adjustment(2)	(1)	(2)	(17)	(13)
Adjusted depreciation of revenue earning vehicles and lease charges	$1,141	$2,601	$248	$325
Average Vehicles (in whole units)	424,707	460,638	106,176	108,772
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$2,687	$5,646	$2,334	$2,989
Number of months in period (in whole units)	9	9	9	9
Depreciation Per Unit Per Month (in whole dollars)	$299	$627	$259	$332
(1)Reflects one month of depreciation at post-impairment rates for the three and nine months ended September 30, 2024. See Note 4, "Long-Lived Assets Impairment," in Part I, Item 1 of this Quarterly Report.
(2)Based on December 31, 2024 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements in the U.S. and internationally.

Cash and Cash Equivalents

As of September 30, 2025, we had $1.1 billion of cash and cash equivalents and $454 million of restricted cash and cash equivalents. As of September 30, 2025, $240 million of cash and cash equivalents and $90 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We continue to assert no permanent reinvestment of foreign earnings that give rise to excess cash, provided such cash can be remitted in a tax efficient manner.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations for the next twelve months and for the foreseeable future thereafter.

Cash Flows – Hertz

As of September 30, 2025 and December 31, 2024, Hertz had cash and cash equivalents of $1.1 billion and $591 million, respectively, and restricted cash and cash equivalents of $454 million and $541 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$1,435	$1,813	$(378)
Investing activities	(1,722)	(3,267)	1,545
Financing activities	675	1,153	(478)
Effect of exchange rate changes	29	—	29
Net change in cash and cash equivalents and restricted cash and cash equivalents	$417	$(301)	$718

During the nine months ended September 30, 2025, cash flows from operating activities decreased $378 million period over period due primarily to a $133 million change in net income, as adjusted for non-cash and non-operating items and a $245 million change in working capital accounts. Cash flows from working capital accounts decreased due primarily to an increase to an existing bankruptcy-related litigation reserve recorded in the third quarter of 2024, partially offset by a reduction in value added tax ("VAT") receivables due primarily to VAT refunds received in 2025.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the nine months ended September 30, 2025, there was a $1.5 billion decrease in the cash used in investing activities period over period due primarily to a $1.4 billion decrease in revenue earning vehicle expenditures, net. The decrease in cash used by revenue earning vehicle expenditures, net, resulted primarily from per unit gains on increased vehicle dispositions recognized in the nine months ended September 30, 2025 compared to per unit losses recognized in the same period in 2024.

Net financing cash inflows were $675 million in the nine months ended September 30, 2025 compared to $1.2 billion in the 2024 period. The $478 million decrease in cash inflows is due primarily to a $783 million decrease in net proceeds from non-vehicle debt resulting primarily from fewer issuances of non-vehicle debt in the nine months ended September 30, 2025 compared to the same period in 2024. Cash flows from financing activities were

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

also impacted by an increase of $360 million in net proceeds from vehicle debt largely resulting from the issuances of HVF III Series 2025 Notes in the first half of 2025.

Cash Flows – Hertz Global

As of September 30, 2025 and December 31, 2024, Hertz Global had cash and cash equivalents of $1.1 billion and $592 million, respectively, and restricted cash and cash equivalents of $454 million and $541 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for Hertz Global for the periods shown:

	Nine Months Ended September 30,
(In millions)	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$1,432	$1,810	$(378)
Investing activities	(1,722)	(3,267)	1,545
Financing activities	677	1,156	(479)
Effect of exchange rate changes	29	—	29
Net change in cash and cash equivalents and restricted cash and cash equivalents	$416	$(301)	$717

Fluctuations in operating, investing and financing cash flows from period to period were due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the issuance or repurchase of our common stock and the exercise of Public Warrants, as applicable. Also see Note 9, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," in Part I, Item 1 of this Quarterly Report.

ATM Equity Offering Program

In May 2025, Hertz Global commenced the ATM Program under which Hertz Global may offer and sell, from time to time, up to a maximum aggregate offering price of $250 million shares of its common stock. As of September 30, 2025, no shares of Hertz Global common stock had been sold under the ATM Program. See also Note 9, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," in Part I, Item 1 of this Quarterly Report.

Debt Financing

Refer to Note 6, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of September 30, 2025.

Cash paid for interest on non-vehicle debt during the nine months ended September 30, 2025 and 2024 was $349 million and $222 million, respectively. The $127 million increase in cash paid for non-vehicle debt interest is due primarily to the issuance of the First Lien Senior Notes in the second quarter of 2024. Cash paid for interest on vehicle debt during the nine months ended September 30, 2025 and 2024 was $400 million and $385 million, respectively. The $15 million increase in cash paid for vehicle debt interest is due primarily to issuances of HVF III medium term notes in the second half of 2024 and first half of 2025, partially offset by lower debt levels and lower interest rates associated with the European ABS.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents(1)	$1,095	$591
Availability under the First Lien RCF	1,119	1,251
Corporate liquidity	$2,214	$1,842
(1)    As of September 30, 2025, approximately $300 million of proceeds from the issuance of the Exchangeable Notes Due 2030, as disclosed in Note 6, "Debt," in Part I, Item 1 of this Quarterly Report, is anticipated to be used for the partial redemption of the Senior Notes Due 2026.

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

Exchangeable Notes Due 2029

The Exchangeable Notes Due 2029 bear PIK interest payable on the Semi-annual PIK Event, where PIK interest increases the principal amount of the Exchangeable Notes Due 2029 upon each Semi-annual PIK Event. In connection with Semi-annual PIK Event in the first and third quarter of 2025, we increased the principal amount of the Exchangeable Notes Due 2029 by $11 million and $10 million, respectively.

Additionally, for each Semi-annual PIK Event, we bifurcate the "Exchange Feature 2029 PIK" from the Exchangeable Notes Due 2029 for accounting purposes utilizing applicable guidance. As a result, we recognized a debt discount of $11 million within Non-vehicle debt in the accompanying unaudited consolidated balance sheet as of September 30, 2025, representing the initial fair value. Refer to Note 12, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report for further details.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The net carrying amount of the Exchangeable Notes Due 2029 consists of the following:

(In millions)	September 30, 2025	December 31, 2024
Principal	$250	$250
Non-cash PIK interest	21	—
Unamortized debt discounts and debt issuance costs(1)	(81)	(78)
(Gain) loss on fair value of the Exchange Features 2029(2)	145	61
Net carrying amount	$335	$233
(1)    Debt discounts, including the initial fair value, at issuance, of the Exchange Features 2029, as defined in Note 12, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report, and debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(2)    Refer also to Note 12, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Interest expense recognized for the Exchangeable Notes Due 2029 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Contractual interest expense	$6	$5	$16	$5
Amortization of debt discounts and debt issuance costs	2	2	7	2
(Gain) loss on fair value of the Exchange Features 2029(1)	(38)	(14)	73	(14)
Total	$(30)	$(7)	$96	$(7)
(1)    Refer also to Note 12, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Exchangeable Notes Due 2030

In September 2025, Hertz issued $425 million in aggregate principal amount of the Exchangeable Notes Due 2030, which are guaranteed by Hertz Holdings, Rental Car Intermediate Holdings, LLC and each of Hertz's existing and future, direct and indirect, U.S. subsidiaries that are guarantors under the First Lien Credit Agreement. The Exchangeable Notes Due 2030 bear interest at a rate of 5.500% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The Exchangeable Notes Due 2030 mature on October 1, 2030, unless earlier repurchased, redeemed or exchanged, in accordance with their terms prior to the Maturity Date.

Prior to July 1, 2030, the Exchangeable Notes Due 2030 will be exchangeable only upon satisfaction of certain conditions and during certain periods. Thereafter, the Exchangeable Notes Due 2030 will be exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the Maturity Date. The Exchangeable Notes Due 2030 will be exchangeable by holders into shares of Hertz Global common stock, cash or a combination of common stock and cash, at Hertz's election, at an initial exchange rate of 108.2808 shares per $1,000 principal amount of Exchangeable Notes Due 2030, corresponding to an initial exchange price of $9.24 per share of Hertz Global common stock, subject to adjustment upon the occurrence of certain events.

Hertz may not redeem the Exchangeable Notes Due 2030 prior to October 6, 2028. On or after October 6, 2028 and on or prior to the 26th scheduled trading day immediately preceding the Maturity Date, if the last reported sale price per share of Hertz Global common stock has been at least 130% of the exchange price for the Exchangeable Notes Due 2030 for certain specified periods and certain other conditions are satisfied, Hertz may redeem all or a portion (subject to certain limitations) of the Exchangeable Notes Due 2030. The redemption will be at a cash redemption price equal to the principal amount of the Exchangeable Notes Due 2030 to be redeemed plus accrued and unpaid interest on such Exchangeable Notes Due 2030 to, but not including, the redemption date.

Upon issuance, we bifurcated the Exchange Feature 2030 from the Exchangeable Notes Due 2030 for accounting purposes utilizing applicable guidance. As a result, we recognized a debt discount within non-vehicle debt

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

representing the initial fair value of the Exchange Feature 2030. As of September 30, 2025, the fair value of the Exchange Feature 2030 was $103 million. Refer to Note 12, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report for further details.

The net carrying amount of the Exchangeable Notes Due 2030 consists of the following:

(In millions)	September 30, 2025
Principal	$425
Unamortized debt discounts and debt issuance costs(1)	(124)
Fair value of the Exchange Feature 2030(2)	104
Net carrying amount	$405
(1)    Debt discounts, including the initial fair value, at issuance, of the Exchange Feature 2030, and debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(2)    As further disclosed in Note 12, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Interest expense recognized for the Exchangeable Notes Due 2030 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Contractual interest expense	$—	$—	$—	$—
Amortization of debt discounts and debt issuance costs	—	—	—	—
(Gain) loss on fair value of the Exchange Feature 2030(1)	1	—	1	—
Total	$1	$—	$1	$—
(1)    As further disclosed in Note 12, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Letters of Credit

As of September 30, 2025, there were outstanding standby letters of credit totaling $984 million comprised primarily of $671 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of September 30, 2025, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of September 30, 2025, none of the issued letters of credit have been drawn upon.

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

In August 2025, HVF III amended the HVF III Series 2021-A Notes to permit borrowings and repayments of principal under the Class B Notes and to allow for future issuance of a Class C tranche of notes.

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

New Zealand RCF

In August 2025, Hertz New Zealand Holdings, an indirect wholly-owned subsidiary of Hertz, amended the New Zealand RCF to extend the maturity date to August 2027.

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

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: the First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Amendment No. 8 temporarily increased the First Lien Ratio and contained a minimum liquidity covenant, which expired, as expected, on the first day of the second quarter of 2025, as discussed above. Additionally, Amendment No. 10 requires a minimum liquidity covenant, consistent with Amendment No. 8, and will sunset upon the end of the Relief Period, as discussed above. As of September 30, 2025, we were in compliance with the First Lien Ratio. As of September 30, 2025, we were in compliance with the minimum liquidity covenant, as discussed above.

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

As of September 30, 2025, we were in compliance with all covenants under the terms of agreements governing the respective Corporate Indebtedness.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown.

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2025
First Quarter	$(2,847)	$2,124	$(723)
Second Quarter	(3,049)	2,126	(923)
Third Quarter	(1,903)	1,720	(183)
Total	$(7,799)	$5,970	$(1,829)
2024
First Quarter	$(1,904)	$1,233	$(671)
Second Quarter	(3,723)	1,669	(2,054)
Third Quarter	(2,231)	1,754	(477)
Total	$(7,858)	$4,656	$(3,202)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2025	2024	$ Change	% Change
Americas RAC	$(1,507)	$(2,693)	$1,186	(44)
International RAC	(322)	(509)	187	(37)
Total	$(1,829)	$(3,202)	$1,373	(43)

Proceeds from disposal of revenue earning vehicles increased $1.3 billion, or 28%, in the nine months ended September 30, 2025 compared to the same period in 2024, primarily in our Americas RAC segment, resulting from per unit gains on increased vehicle dispositions recognized in the nine months ended September 30, 2025 compared to per unit losses recognized in the same period in 2024. Revenue earning vehicle expenditures decreased $59 million, or 1%, in the nine months ended September 30, 2025 compared to the same period in 2024, due primarily to lower average cost on fewer vehicle acquisitions in our International RAC segment, partially offset by increased vehicle acquisitions in our Americas RAC segment.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown.

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2025
First Quarter	$(22)	$27	$5
Second Quarter	(22)	99	77
Third Quarter	(26)	51	25
Total	$(70)	$177	$107
2024
First Quarter	$(33)	$3	$(30)
Second Quarter	(26)	4	(22)
Third Quarter	(22)	12	(10)
Total	$(81)	$19	$(62)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2025	2024	$ Change	% Change
Americas RAC	$99	$(46)	$145	NM
International RAC	12	(11)	23	NM
Corporate	(4)	(5)	1	(20)
Total	$107	$(62)	$169	NM
NM - Not meaningful

In the nine months ended September 30, 2025, proceeds for non-vehicle capital assets increased $158 million compared to the same period in 2024, primarily in our Americas RAC segment, resulting primarily from the sale-leaseback of certain non-vehicle capital assets during the second and third quarters of 2025, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. In the nine months ended September 30, 2025,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expenditures for non-vehicle capital assets decreased $11 million, or 14%, compared to the same period in 2024, driven in part by reduced location refurbishment spend in the first quarter of 2025 in our Americas RAC segment.

CONTRACTUAL AND OTHER OBLIGATIONS

In June 2025, we sold and leased back certain land and buildings, inclusive of site improvements, associated with operating sites in our Americas RAC segment. The land portions of the sales qualified for sale-leaseback accounting, and are accounted for as operating leases with expected terms of 40 years, inclusive of extensions we currently intend to exercise, and have aggregate future minimum lease payments of $483 million. Refer to Note 7, "Leases," in Part I, Item 1 of this Quarterly Report for our minimum fixed lease obligations under existing agreements as a lessee as of September 30, 2025.

In July 2025, we sold and leased back certain real estate associated with two operating sites in our Americas RAC segment. The sales qualified for sale-leaseback accounting, and were accounted for as operating leases with then expected terms of 50 years, inclusive of extensions we intend to exercise, and 15 years, respectively. The operating leases have aggregate future minimum lease payments of $384 million. Refer to Note 7, "Leases," in Part I, Item 1 of this Quarterly Report.

Except as discussed above, as of September 30, 2025, there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our contractual and other obligations as set forth in the table included in Part II, Item 7 of our 2024 Form 10-K. Changes to our aggregate indebtedness, including related interest and terms of new issuances, are disclosed in Note 6, "Debt," in Part I, Item 1 of this Quarterly Report.

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
•risks relating to tax laws, including the expiration of federal tax credits for battery EVs purchased after September 30, 2025, and the resulting impact on vehicle acquisition costs, residual values, fleet composition strategies and customer demand for EVs, and those tax laws that affect our ability to recapture accelerated tax depreciation and expensing, as well as any adverse determinations or rulings by tax authorities;
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

In September 2025, Hertz entered into the Capped Call Transactions 2030 to manage its exposure to market price movements of Hertz Global common stock in connection with the issuance of the Exchangeable Notes Due 2030. The Capped Call Transactions 2030 cover, subject to certain anti-dilution adjustments, 46,000,000 shares, the number of shares of Hertz Global common stock initially issuable upon exchange of the Exchangeable Notes Due 2030. The Capped Call Transactions 2030 have an initial strike price of $9.24 per share and an initial cap price of $13.94 per share. The Capped Call Transactions 2030 are generally intended to compensate (through the payment of cash to Hertz) for potential dilution to Hertz Global common stock upon any exchange of the Exchangeable Notes Due 2030 and/or offset any potential cash payments Hertz is required to make in excess of the principal amount of exchanged Exchangeable Notes Due 2030, as the case may be, with such compensation and/or offset subject to a cap. The Capped Call Transactions 2030 expire on October 1, 2030, subject to earlier exercise, and must be settled in cash. Refer also to Note 11, "Financial Instruments," in Part I, Item 1 of this Quarterly Report.

Except as discussed above, as of September 30, 2025, there have been no material changes to the information reported under Part II, Item 7A of our 2024 Form 10-K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) entered into any (i) contract or written plan for the purchase or sale of securities of Hertz Global intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) non-Rule 10b5-1 trading arrangement.

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
Indenture, dated September 29, 2025, by and among The Hertz Corporation, as Issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee, governing the 5.500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on September 29, 2025).

4.2	Hertz Holdings Hertz
Form of 5.500% Senior Notes due 2030 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on September 29, 2025).

10.1	Hertz Holdings Hertz
Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on September 29, 2025).

10.2	Hertz Holdings Hertz
Third Amended and Restated Series 2021-A Supplement, dated as of August 29, 2025, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

10.3	Hertz Holdings Hertz
Amended and Restated Issuer Facility Agreement as amended and restated on July 17, 2025, by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation U.K. Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 17, 2025).

10.4	Hertz Holdings Hertz
Amended and Restated Master Definitions and Constructions Agreement as amended and restated on July 17, 2025, by and among International Fleet Financing No. 2 B.V., Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SLU, Hertz Autovermietung GMBH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas, BNP Paribas, Italian Branch, BNP Paribas S.A., Hertz Italiana S.R.L., IFM SPV S.R.L., Hertz Fleet Italiana S.R.L., Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, The Hertz Corporation, BNP Paribas, Luxembourg Branch, TMF SFS Management BV, TMF France Management SARL, TMF France SAS, KPMG Advisory SAS, BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Banca Nazionale Del Lavoro S.P.A., Sanne Trustee Services Limited, certain committed note purchasers, conduit investors and funding agents named therein, Hertz Holdings Netherlands 2 B.V. and Hertz International Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 17, 2025).

10.5	Hertz Holdings Hertz	Offer Letter, dated July 31, 2025, between Mark Kosman and Hertz Global Holdings, Inc.†*
10.6	Hertz Holdings Hertz	Offer Letter, dated September 29, 2025, between Michael Moore and Hertz Global Holdings, Inc.†*
10.7	Hertz Holdings Hertz	Offer Letter, dated September 29, 2025, between Christopher G. Berg and Hertz Global Holdings, Inc.†*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	InIine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document)
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

Date:	November 4, 2025	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ SCOTT M. HARALSON
Scott M. Haralson Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)