Form 10-K
period 2025-12-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2026-02-26
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address, Zip Code and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	The Nasdaq Stock Market LLC
Hertz Global Holdings, Inc.	Warrants to purchase Common Stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.61 per share, subject to adjustment	HTZWW	The Nasdaq Stock Market LLC
The Hertz Corporation	None		None	None

Securities registered pursuant to Section 12(g) of the Act:
Hertz Global Holdings, Inc.	None
The Hertz Corporation	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Hertz Global Holdings, Inc.    Yes x No ☐
The Hertz Corporation    Yes ☐ No x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Hertz Global Holdings, Inc.    Yes ☐ No x
The Hertz Corporation1    Yes x No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Hertz Global Holdings, Inc.    Yes x No ☐
The Hertz Corporation    Yes ☐ No x
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
Hertz Global Holdings, Inc.    Yes x No ☐
The Hertz Corporation    Yes x No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Hertz Global Holdings, Inc.	Large accelerated filer	x	Accelerated filer	☐	Non-accelerated filer	☐
	Smaller reporting company	☐	Emerging growth company	☐
	If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			o
The Hertz Corporation	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	x
	Smaller reporting company	☐	Emerging growth company	☐
	If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Hertz Global Holdings, Inc.    x
The Hertz Corporation    x

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Hertz Global Holdings, Inc.    x
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
Hertz Global Holdings, Inc.    Yes ☐ No x
The Hertz Corporation    Yes ☐ No x

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Hertz Global Holdings, Inc. as of June 30, 2025, the last business day of the most recently completed second fiscal quarter, based on the closing price of the stock on The Nasdaq Global Select Market on such date was $799 million. There is no market for The Hertz Corporation's common stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes x  No  ☐

Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date.

		Class	Shares Outstanding as of	February 19, 2026
Hertz Global Holdings, Inc.		Common Stock, par value $0.01 per share	312,360,678
The Hertz Corporation	(1)	Common Stock, par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

DOCUMENTS INCORPORATED BY REFERENCE

Hertz Global Holdings, Inc.
Certain information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to Hertz Global Holdings, Inc.'s definitive proxy statement for its 2026 Annual Meeting of Stockholders. Hertz Global Holdings, Inc. intends to file such definitive proxy statement with the Securities and Exchange Commission no later than 120 days after its fiscal year ended December 31, 2025.

The Hertz Corporation	None

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

GLOSSARY OF TERMS

Unless the context otherwise requires in this Annual Report on Form 10-K for the year ended December 31, 2025, we use the following defined terms:
(i)"2025 Annual Report" or "Combined Form 10-K" means this Annual Report on Form 10-K for the year ended December 31, 2025, which combines the annual reports on Form 10-K for each of Hertz Global Holdings, Inc. and The Hertz Corporation into a single filing;

(ii)"Americas RAC" means our rental car reportable segment consisting of the countries and regions of the U.S., Canada, Latin America and the Caribbean;

(iii)"Bankruptcy-related litigation reserve" means the litigation reserve related to a make-whole and post-petition interest claim by a holder of certain of the Company's unsecured senior notes, which were paid in full and terminated in connection with our bankruptcy emergence in June 2021, as further described in Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2025 Annual Report;

(iv)"Board" means the Hertz Holdings Board of Directors;

(v)"Capped Call Transactions 2030" means the privately negotiated cash-settled capped call transactions entered into in connection with the issuance of the Exchangeable Notes Due 2030, as further described in Note 12, "Financial Instruments," in Part II, Item 8 of this 2025 Annual Report;

(i)"Code" and "IRC" mean the Internal Revenue Code of 1986, as amended;

(ii)"Company," "we," "our" and "us" mean Hertz Global and Hertz interchangeably;

(iii)"company-operated" rental locations are those through which we, or an agent of ours, rent vehicles that we own or lease;

(iv)"concessions" mean licensing or permitting agreements or arrangements granting us the right to conduct our vehicle rental business at airports;
(v)"EVs" means electric vehicles;

(vi)"Exchangeable Notes" means, collectively, the Exchangeable Notes Due 2029 and Exchangeable Notes Due 2030;

(vii)"Exchangeable Notes Due 2029" means the 8.000% Exchangeable Senior Second-Lien Secured Paid-in-Kind ("PIK") Notes due 2029, as further described in Note 7, "Debt," in Part II, Item 8 of this 2025 Annual Report;

(viii)"Exchangeable Notes Due 2030" means the 5.500% Exchangeable Senior Notes due 2030, as further described in Note 7, "Debt," in Part II, Item 8 of this 2025 Annual Report;

(ix)"Exchange Act" means the Securities Exchange Act of 1934, as amended;

(x)"FASB" means the Financial Accounting Standards Board;

(xi)"First Lien Credit Agreement" means the credit agreement Hertz entered into, which governs the First Lien RCF and Term Loans;

(xii)"First Lien Credit Facilities" means the First Lien RCF and Term Loans, collectively, provided for under the First Lien Credit Agreement;
i

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

(xiii)"First Lien RCF" means the senior secured revolving credit facility governed under the First Lien Credit Agreement;

(xiv)"First Lien Senior Notes" means the 12.625% First Lien Senior Secured Notes due 2029;

(xv)"Hertz" means The Hertz Corporation, its consolidated subsidiaries and VIEs, our primary operating company and a direct wholly owned subsidiary of Rental Car Intermediate Holdings, LLC, which is wholly owned by Hertz Holdings;

(xvi)"Hertz Global" means Hertz Global Holdings, Inc., our top-level holding company, its consolidated subsidiaries and VIEs, including The Hertz Corporation;

(xvii)"Hertz Gold+" means our customer loyalty program and our global expedited rental program (f/k/a Hertz Gold Plus Rewards);

(xviii)"Hertz Holdings" means Hertz Global Holdings, Inc., excluding its subsidiaries and VIEs;

(xix)"HFF" refers to Hertz Fleet Financing UK Limited, a special-purpose orphan entity;

(xx)"HVF III" refers to Hertz Vehicle Financing III LLC, a wholly owned, special-purpose and bankruptcy-remote subsidiary of Hertz;

(xxi)"International RAC" means our rental car reportable segment consisting of the countries and regions outside of the U.S., Canada, Latin America and the Caribbean;

(xxii)"non-program vehicles" means vehicles not purchased under repurchase or guaranteed depreciation programs and thus for which we are exposed to residual risk;

(xxiii)"Plan Sponsors" means collectively Apollo Capital Management L.P. and its affiliates, Knighthead Capital Management, LLC and its affiliates and Certares Opportunities LLC and its affiliates, whom sponsored the Company's emergence from bankruptcy in June 2021;

(xxiv)"program vehicles" means vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers;

(xxv)"Public Warrants" means 30-year public warrants as further described in Note 18, "Public Warrants – Hertz Global," in Part II, Item 8 of this 2025 Annual Report;

(xxvi)"replacement renters" means renters who need vehicles while their vehicle is being repaired or is temporarily unavailable for other reasons;

(xxvii)"SEC" means the United States Securities and Exchange Commission;

(xxviii)"Term Loans" means the Term B Loan, Incremental Term B Loan and Term C Loan, collectively, which are governed under the First Lien Credit Agreement;

(xxix)"U.K." means the United Kingdom;

(xxx)"U.S." means the United States of America;

(xxxi)"U.S. GAAP" means accounting principles generally accepted in the U.S.;

(xxxii) "vehicles” means cars, vans, crossovers and light trucks; and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

(xxxiii)"VIE" means variable interest entity.

We have proprietary rights to a number of trademarks used in this 2025 Annual Report that are important to our business, including, without limitation, Hertz, Dollar and Thrifty. Solely for convenience, we have omitted the ® and ™ trademark designations for trademarks named in this 2025 Annual Report, but references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

COMBINED FORM 10-K

This 2025 Annual Report combines the annual reports on Form 10-K for the year ended December 31, 2025 of Hertz Global and Hertz.

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

Hertz, generally through its subsidiaries, holds all of the revenue earning vehicles, property, plant and equipment, and all other assets, including the ownership interests in consolidated and unconsolidated VIEs, of the business. Hertz conducts the operations of the business and is structured as a corporation with no publicly traded equity. Except to the extent that net proceeds from security issuances by Hertz Global and cash exercises of Hertz Global Public Warrants are contributed to Hertz, Hertz generates its required capital through its operations or financing activities, including the incurrence of indebtedness.

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

This Combined Form 10-K is separately filed by Hertz Global Holdings, Inc. and The Hertz Corporation. Each registrant hereto is filing on its own behalf all of the information contained in this 2025 Annual Report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant and therefore makes no representation as to any such information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS

Certain statements contained or incorporated by reference in this 2025 Annual Report include "forward-looking statements." Forward-looking statements are identified by words such as "believe," "expect," "project," "potential," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," "would," "should," "could," "forecasts," "guidance" or similar expressions, and include information concerning our liquidity, our results of operations, our business strategies, economic and industry conditions and other information. These forward-looking statements are based on certain assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors. We believe these judgments are reasonable, but you should understand that these forward-looking statements are not guarantees of future performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of important factors, both positive and negative.

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among other things, those that may be disclosed from time to time in subsequent reports filed with or furnished to the SEC, those described under Item 1A,"Risk Factors," set forth in this 2025 Annual Report, and the following:
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
•disruptions in the supply chain, including in connection with any increase in tariffs or changes in tariff policies or trade agreements;
•whether manufacturers of our program vehicle fulfills their repurchase obligations;
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
•risks relating to tax laws and those tax laws that affect our ability to recapture accelerated tax depreciation and expensing, as well as any adverse determinations or rulings by tax authorities;
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
You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this 2025 Annual Report and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. As of December 31, 2025, we operated our vehicle rental business globally from approximately 11,000 company-operated and franchisee locations across approximately 160 countries and jurisdictions, including the U.S., Europe, Africa, Asia, Australia, Canada, the Caribbean, Latin America, the Middle East and New Zealand. We are one of the largest worldwide vehicle rental companies and our Hertz brand name is among the most recognized globally. We have an extensive network of airport and off airport rental locations in the U.S. and major European markets. We also operate the Hertz Car Sales brand, which offers a range of quality, competitively-priced used cars for sale online and at locations across the U.S.

Our Strategy

Through our "Back-to-Basics" roadmap, we are committed to executing a comprehensive strategy to transform our business, anchored by three financial pillars: disciplined fleet management, revenue optimization and rigorous cost control. Building on our brand strength, global network and fleet management expertise, we remain committed to operational excellence and keeping customers central to everything we do. We have strengthened our fleet by refining our capabilities by sourcing vehicles strategically, deploying them efficiently and monetizing them effectively. Our approach balances disciplined execution today with systematic innovation for tomorrow, leveraging industry experience to adapt to evolving market dynamics and position us for sustainable growth in the future of mobility.

OUR BUSINESS SEGMENTS

The Company has identified two reportable segments, which are consistent with its operating segments, as follows:
•Americas RAC - Rental of vehicles, as well as sales of vehicles and value-added services, in the U.S., Canada, Latin America and the Caribbean. We maintain a substantial network of company-operated rental locations in this segment and we have franchisees and partners that operate rental locations under our brands; and
•International RAC - Rental of vehicles, as well as sales of vehicles and value-added services, in locations other than the U.S., Canada, Latin America and the Caribbean. We maintain a substantial network of company-operated rental locations, a majority of which are in Europe, and we have franchisees and partners that operate rental locations under our brands. As of December 31, 2025, over 70% of our franchised locations were in markets covered by our International RAC segment.

In addition to the two reportable segments, we have corporate operations. We assess performance and allocate resources based upon the financial information for our operating segments.

For further financial information on our segments, see (i) "Management's Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations and Selected Operating Data by Segment" in Part II, Item 7 of this 2025 Annual Report and (ii) Note 19, "Segment Information," in Part II, Item 8 of this 2025 Annual Report.

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

Our top tier brand, Hertz, is one of the most recognized brands in the world. It offers premium customer service, as evidenced by the numerous published best-in-class vehicle rental awards that the brand has been awarded over time, both in the U.S. and internationally. The Hertz brand's tagline of "Hertz. Let's Go!” expresses our commitment to quality, seamless travel. The Hertz brand provides customers with several innovative offerings, primarily through its loyalty program Hertz Gold+, as well as access to vehicles offered through our specialty collections. The Hertz brand seeks to maintain its position as a premier provider of vehicle rental services through an intense focus on service, loyalty, quality and product innovation.

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

Operations

Locations

We operate our brands at both airport and off airport locations that utilize common vehicle fleets, are supervised by common country, regional and local area management, use many common systems and rely on common vehicle maintenance and administrative centers. Additionally, our airport and off airport locations utilize common marketing activities and have many of the same customers. We regard both types of locations as aspects of a single, unitary vehicle rental business. Off airport revenues comprised 34% of our worldwide vehicle rental revenues in 2025 and 2024. Our Americas RAC vehicle rental operations have company-operated locations in the U.S. and Canada. Our International RAC vehicle rental operations have company-operated locations primarily in Australia, Belgium, the Czech Republic, France, Germany, Italy, Luxembourg, the Netherlands, New Zealand, Slovakia, Spain and the U.K.

Airport

As of December 31, 2025, our Americas RAC and International RAC segments had approximately 2,000 and 1,500 airport rental locations, respectively. We believe that our extensive global network of locations contributes to our success by providing consistency in our service, cost control, improved Vehicle Utilization (as defined in Part II, Item 7 of this 2025 Annual Report), competitive pricing and our ability to offer one-way rentals.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
For our airport company-operated rental locations, we are dependent on, and have obtained, concessions or similar leasing agreements or arrangements, that grant us the right to conduct a vehicle rental business at the respective airport. Our concessions were obtained from the airports' operators, which are typically governmental bodies or authorities, following either negotiation or bidding for the right to operate a vehicle rental business. The terms of an airport concession typically require us to pay the airport's operator concession fees based upon a specified percentage of the revenues we generate at the airport, usually subject to a minimum annual guarantee. Under most concessions, we are required to pay fixed rent for terminal counters or other leased properties and facilities. Most concessions are for a fixed length of time, while others create operating rights and payment obligations that are terminable at any time.

The terms of our concessions typically do not forbid us from seeking, and in most instances actually explicitly permit us to seek, reimbursement from customers for concession fees we pay; however, in certain jurisdictions the applicable law limits or forbids our ability to do so. Where we are permitted to seek such reimbursement, it is our general practice to do so. Certain of our concession agreements may require the consent of the airport's operator in connection with material changes in our ownership. A growing number of larger airports have built, are building or assessing the feasibility of a consolidated rental car center ("ConRAC") to alleviate congestion at the airport. ConRACs provide a more common customer experience and may eliminate certain competitive advantages among the brands as competitors operate out of one centralized facility for both customer rental and return operations, share consolidated transportation operations and maintain image standards mandated by the airports. The costs associated with the development of ConRACs are typically funded through the collection of customer facility charges for a portion of, or all, the costs, which would be required to be collected by rental car companies from their customers. However, the costs associated with operating a ConRAC are typically significantly higher due to the value of the property and structure itself.

Off Airport

As of December 31, 2025, our Americas RAC and International RAC segments had approximately 2,600 and 4,800 off airport locations, respectively. Our off airport rental customers include people who prefer to rent vehicles closer to their home or place of work for business or leisure purposes, as well as those needing to travel to or from airports. Our off airport customers also include people who have been referred by, or whose rental costs are being wholly or partially reimbursed by, insurance companies following accidents in which their vehicles were damaged, those expecting to lease vehicles that are not yet available from their leasing companies and replacement renters. In addition, our off airport customers include drivers for certain ride share companies (our "Ride Share Partners"), which is further described in “Ride Share Rentals” below.

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
•creating efficiencies in vehicle and labor demand planning, as replacement rental volume is less seasonal than that of other business and leisure rentals; and
•creating cross-selling opportunities for us to promote off airport rentals among frequent airport Hertz Gold+ program renters and, conversely, to promote airport rentals to off airport renters.

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

We also market directly to individual renters. We advertise our vehicle rental offerings through digital and traditional media channels, partner publications (e.g., affinity clubs, airline and hotel partners) and are increasingly seeking to expand access to and use of the Hertz smartphone app.

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
Year Ended December 31, 2025

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
Year Ended December 31, 2025

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

Hertz Gold+ Program

At our major airport rental locations and certain smaller airport and off airport locations, customers participating in our Hertz Gold+ program are able to rent vehicles in an expedited manner. Participants in our Hertz Gold+ program often bypass the rental counter entirely and proceed directly to their vehicle upon arrival at our facility. They are also eligible to earn Hertz Gold+ points that may be redeemed for free rental days or converted to awards of other companies' loyalty programs.

Our Hertz Gold+ program offers three elite membership tiers that provide more frequent renters the opportunity to earn additional reward points and vehicle upgrades. When Hertz Gold+ members make a reservation for a midsize car or above, they have access to skip the counter and to exclusive vehicles based on their membership tier, which allows customers in the U.S. or Canada to choose their vehicle from a range of makes, models and colors available within the zone indicated on their reservation. Alternatively, they may upgrade at the pick-up location for a fee by choosing a vehicle from a premium upgrade zone.

For the year ended December 31, 2025, rentals by Hertz Gold+ members accounted for approximately 33% of our worldwide rental transactions. We believe the Hertz Gold+ program provides us with a significant competitive advantage, particularly among frequent travelers, and we have targeted such travelers for participation in the program.

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

We offer electronic rental agreements and returns for our Hertz and certain Dollar and Thrifty customers. Simplifying the rental transaction saves customers time and provides greater convenience through access to digitally available rental contracts. We also offer Mobile Gold Alerts, a service available to participating Hertz Gold+ customers, through which a text message and/or email with the vehicle information and location is sent approximately 30 minutes prior to arrival, providing a renter the option to choose another vehicle. We offer Hertz e-Return, which allows customers to drop off their vehicle and go without the need to visit the rental counter. Customers can also use cashless toll lanes with our PlatePass offering where the license plate acts as a transponder.

Ride Share Rentals

We have partnered with certain ride share companies to offer vehicle rentals, including EVs, to their drivers in select cities in North America and Europe. This program enables us to rent vehicles on a longer-term basis than traditional business rentals and is a component of our strategy to be an active participant in the future of mobility. Using vehicles for ride share rentals also results in an increased utilization of higher mileage vehicles.

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

We distribute pricing and content and accept reservations through multiple channels. Direct reservations are accepted at Hertz.com, Dollar.com and Thrifty.com, each of which has global and local versions in multiple languages. Hertz.com offers a range of products, prices and additional services, as well as Hertz Gold+ benefits, serving both company-operated and franchise locations. In addition to our websites, direct reservations are enabled via our Hertz smartphone application, which includes additional connected products and services. Customers may also seek reservations via travel agents or third-party travel websites.

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

Franchisees

In certain U.S. and international markets, we have found it efficient to issue licenses under franchisee or other licensing arrangements to independent operators who are engaged in the vehicle rental business. Franchisees rent vehicles that they own or lease and may provide related services to customers, primarily under our Hertz, Dollar or Thrifty brands. In many markets, franchisees operate franchises for multiple brands.

Although this may vary by region, franchisees generally pay an initial license fee, royalties based on a percentage of their revenues, as well as other fees, and in return are provided the use of the applicable brand name, certain operational support and training, reservations through our reservation channels, including access to reservations from corporate contracts and other services. Additionally, where applicable, in countries with both company-operated and franchised operations, franchisees may utilize our vehicles, and we may utilize their vehicles, to support one-way business within the country. Franchisee arrangements enable us to offer expanded national and international service and a broader one-way rental program. In addition to vehicle rental, certain international franchisees engage in related services including vehicle leasing and the rental of chauffeur-driven vehicles, camper vans and motorcycles.

In most cases, the ability to transfer a franchisee license is limited and requires our consent. Franchisee licenses are generally terminable by us only for cause or after a fixed term. In most cases, these agreements also include a company right of first refusal should a franchisee receive a bona fide offer to sell its business. Franchisees in the U.S. typically may terminate without cause only on prior notice, generally 180 days. In certain international jurisdictions, franchisees typically do not have early termination rights absent cause. We continue to issue new licenses and, from time to time, re-acquire franchised businesses or sell company-operated locations to franchisees.

Franchise operations, including fleet acquisition, are financed independently by the franchisees, and we do not have an investment interest in the franchisees. Fees from franchisees, including initial license fees, generally support a portion of our brand awareness program costs, reservations system, sales and marketing efforts and certain other services, and comprised approximately 2% of our worldwide vehicle rental revenues for the year ended December 31, 2025.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
The following chart presents the proportionate contribution of each quarter to full year revenue for each of the years ended December 31, 2025, 2024 and 2023. As discussed above, our peak season historically has been the second and third quarters of the year.
Fleet

During the year ended December 31, 2025, we operated a peak rental fleet in our Americas RAC and International RAC segments of approximately 442,000 vehicles and 96,000 vehicles, respectively. Purchases of vehicles are financed by active and ongoing global borrowing programs and through cash from operations. The vehicles purchased are either program vehicles or non-program vehicles. We periodically review the efficiencies of an optimal mix between program and non-program vehicles in our fleet and adjust the ratio of program and non-program vehicles as needed based on availability, vehicle economics and contract negotiations.

During the year ended December 31, 2025, our approximate average holding period for rental vehicles sold was 18 months in our Americas RAC segment, down over 25% compared to 2024 due largely to our fleet rotation, which has resulted in a younger average fleet. In our International RAC segment, our approximate average holding period for rental vehicles sold was 17 months, which is the same average holding period in 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
As of December 31, 2025, our fleet composition included the following manufacturers in total and for each of our Americas RAC and International RAC segments:
Fleet Composition by Vehicle Manufacturer*
As of December 31, 2025
Americas RAC                    International RAC*

* Vehicle manufacturers Daimler AG (Mercedes Benz and Smart), Renault, Mitsubishi, Mazda, Volvo and Rover Group together comprise another 21% of the International RAC fleet and are included as "Other" in the overall and International RAC charts above.

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

Program vehicles as a percentage of all vehicles purchased within our Americas RAC and International RAC segments during the last three fiscal years were as follows:

Program Vehicles as a Percentage of All Vehicles Purchased
70%
60%
50%
40%
30%
20%
10%
0%
1%
44%
15%
59%
19%
47%
2023
2024
2025
Fiscal Year
Americas RAC
International RAC

Vehicle Disposition Channels

During the year ended December 31, 2025, the vehicles sold in our U.S. and international vehicle rental operations that were not repurchased by manufacturers were sold through a variety of channels, including dealer direct wholesale channels, retail and auction. While we use multiple channels to provide greater flexibility, our strategy prioritizes retail as our primary disposition channel for the higher margins it can deliver.

Our company-operated retail channel, Hertz Car Sales, consists of a network of company-operated vehicle sales locations throughout the U.S. dedicated to the sale of vehicles from our rental fleet. We have recently relaunched www.HertzCarSales.com, which is now a full-service e-commerce platform offering a seamless path from browsing to ownership, strengthening our ability to transact directly with the consumer. We have also launched Hertz Car Sales nationwide on Amazon Autos further allowing us to meet customers where they are with a faster, more convenient car buying experience on one of the leading digital marketplaces. Vehicles sold through our retail channels provide for ancillary vehicle sales revenue, such as warranty, financing and title fees and aftermarket products, with vehicle sale proceeds offsetting our depreciation of revenue earning vehicles and lease charges, net.

We also offer Rent2Buy, an innovative program providing the opportunity to convert renters into buyers. Rent2Buy is offered in over 25 states, and allows customers a three-day test drive before they buy.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)

Competition

Competition among vehicle rental industry participants is intense and is primarily based on vehicle availability and quality, price, service, reliability, rental locations, product innovation and competition from online travel agents and vehicle rental brokers. We believe that the strength of the Hertz, Dollar and Thrifty brands, our extensive worldwide network of vehicle rental operations and our commitment to innovation provide us with a strong competitive advantage. Our principal vehicle rental industry competitors are Avis Budget Group, Inc., which currently operates the Avis, Budget, ZipCar and Payless brands; Enterprise Holdings, which operates the Enterprise Rent-A-Car Company, National Car Rental and Alamo Rent A Car brands; and SIXT. We also compete with local and regional vehicle rental companies, ride share companies and peer-to-peer car sharing marketplaces.

Geographic Markets

North America

Within North America, the largest markets in which we do business are Canada, Mexico and the U.S. Throughout North America, we do business through company-operated rental locations and through our franchisees or partners.

Europe

Within Europe, the largest markets in which we do business are France, Germany, Italy, Spain and the U.K. Throughout Europe, we do business through company-operated rental locations and through our franchisees or partners.

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

Latin America

Within Latin America, the largest markets in which we do business are Argentina and Panama. In each of these countries, we do business through our franchisees or partners.

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of December 31, 2025, we employed approximately 26,000 full- and part-time persons, consisting of approximately 21,000 persons in the U.S. and approximately 5,000 persons internationally.

Labor contracts covering the terms of employment of approximately 21% of our workforce in the U.S. (including those in the U.S. territories) are presently in effect with local unions, affiliated primarily with the International Brotherhood of Teamsters and other plans. Labor contracts covering approximately 2% of these employees will expire during 2026. Certain employees outside the U.S. are covered by a wide variety of union contracts and governmental regulations affecting, among other things, compensation, job retention rights and pensions. We have had no material work stoppage as a result of labor problems during the last ten years, and we believe our labor relations to be in good standing.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
In addition to the employees referred to above, we engage outside services, as is customary in the industry, principally for the non-revenue movement of rental vehicles between rental locations.

Human Capital Management

Our people are our greatest asset. We believe that to continue to evolve as a business, and achieve our strategic goals, we must attract and retain the right talent. We therefore strive to have a constant focus on, and remain attentive to, matters concerning our employees. Our strategy centers on establishing Hertz as the premier employer of choice for the travel and mobility industry and continuously driving a high-performance culture. We are committed to fostering a dynamic, creative and innovative company culture through employee experience, well-being, engagement and recognition.

Our human capital management strategy is overseen by our Board and senior leadership team. Our Board and Board committees periodically review compensation and benefits matters, our employee programs and initiatives, and oversee our approach to talent management, particularly how we attract, develop and grow talent and future leaders. Our senior leadership team uses various tools to ensure its human capital management strategies are delivering intended results. We conduct confidential surveys, seeking feedback from our employees on topics including, but not limited to, effectiveness of company communication, confidence in leadership, competitiveness of our compensation and benefits packages and career growth and development opportunities. Survey results are reviewed by our senior leadership team and shared with employees, along with action plans, for leveraging employee insights to drive meaningful improvements in our employees' experiences.

Our focus on talent retention requires that we invest in our employees' professional development, as well as their physical, mental, emotional and financial well-being. We regularly assess our benefits and program offerings to provide a compelling and comprehensive portfolio, which currently includes the following in the U.S. (specific offerings vary for employees represented by labor unions):
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
•adoption and surrogacy benefits;
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

Outside of the U.S., we are committed to offering similar comprehensive programs that leverage our global benefits, adapted by country, to reflect local practices and culture and to be best suited for local market needs. We evaluate our total benefits and programs annually and leverage feedback from employees to make thoughtful modifications to ensure our programs continue to meet the needs of employees and that they are aligned with prevailing market practices.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)

We are committed to an inclusive workplace around the globe that champions equality, values and respects different backgrounds and celebrates individuality. We believe the varied perspectives, experiences, skills and talents of our employees represent a significant part of our culture and our ability to serve customers from around the world, as well as contribute to our success and reputation as a company.

As a global business, we have a firm commitment to equal opportunity, non-discrimination and anti-harassment. In addition, we strive to adhere to all relevant laws and mandatory reporting requirements. We are proud to have a workforce around the world representing a diverse array of backgrounds, skills, talents and capabilities, and we are committed to a journey that gives growth and opportunities throughout our organization. We embrace and respect our employees' differences in age, race, religion, disability, ethnicity, gender, sexual orientation and other characteristics that make our employee base unique.

At every level, we are committed to developing policies, practices and ways of working that support an inclusive culture and aim to create a workplace where everyone feels respected and heard.

CORPORATE RESPONSIBILITY

We recognize our influence and are driven to do the right thing, the right way for our employees and customers, as well as for our communities and planet.

The Environment

As one of the world's leading mobility solutions providers, we recognize our responsibility to conserve natural resources and address the impact of our operations and broader value chain on the environment and our communities through sustainable business practices, strategic decision-making, community partnerships and smart investments in future technologies.

We recognize the risks that climate change presents to our communities and our business, including the importance of reducing our greenhouse gas emissions. We believe our investments in a diversified vehicle fleet will contribute towards enhancing the sustainability of our operations. As part of our global fleet refresh, we've invested in newer, more fuel-efficient gas-powered vehicles, as well as hybrids, and also offer a variety of EVs to suit our customers’ wide range of preferences and environmental objectives.

We work to integrate efficiencies to reduce our environmental impact and promote sustainability across our operations. We are focused on minimizing our demand on municipal water systems and increasing resource conservation and waste reduction to promote environmental sustainability across our global footprint. We also incorporate sustainable design and construction practices based on the Leadership in Energy and Environmental Design ("LEED") standards, and have several locations within the U.S. that have been LEED certified.

Our People and Communities

Our employees help drive our progress, innovation and success. We strive to empower our employees so they can build trust with our customers and the communities we serve around the world. As discussed above, attracting, developing and retaining top talent is more than a measure of our business success; it is a measure of who we are and what we value. We also are committed to making a positive difference in the communities where we work, live and serve through our charitable giving and volunteer programs.

Our Business

Governance

We are committed to ensuring appropriate oversight and accountability of our corporate responsibility initiatives and our Board and senior management are directly engaged in this effort. Our Board's Governance Committee oversees

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1. BUSINESS (Continued)
this work and receives regular reports from management on our corporate responsibility efforts. We maintain a sustainability disclosure committee, comprised of cross-functional leaders, which is responsible for overseeing our sustainability-focused disclosure requirements, resources and results.

Ethics

We seek to operate in compliance with all applicable laws and maintaining the highest standards of ethical conduct. Integrity is essential to every aspect of our business, both in policy and practice. Our Code of Conduct outlines what we expect from our employees and is intended to promote ethical decision-making and to foster a culture of integrity. Our Code of Conduct also outlines our policies and guidelines to help our employees navigate a variety of situations in relationships with each other and our stakeholders.

Supplier Diversity

We recognize that supporting diversity goes beyond our internal policies and practices, and we seek to build sustainable relationships with suppliers who integrate diversity into their own hiring processes and supply chain. Through our supplier diversity program, we are committed to the equal and fair treatment of all suppliers, and seek to emphasize a supplier representation that reflects the customers and communities we serve. We believe that leveraging the global diversity of our workforce and supplier relations will enable us to address the local needs of the communities in which we live and work around the world.

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

Dealings with Customers

In the U.S., vehicle rental transactions are generally subject to Article 2A of the Uniform Commercial Code, which governs leases of tangible personal property. Vehicle rental is also specifically regulated in more than half of the states of the U.S. and many other international jurisdictions. The subjects of these regulations include the methods by which we advertise, the methods used to quote and charge prices, the consequences of failing to honor reservations, the terms on which we deal with vehicle loss or damage (including the protections we provide to renters purchasing loss or damage waivers) and the terms and method of sale of the optional insurance coverage that we offer. Some states (including California, Nevada and New York) regulate the price at which we may sell loss or damage waivers, and many state insurance regulators have authority over the prices and terms of the optional insurance coverage we offer. See “Insurance and Risk Management—Damage to "Our Property” above for further discussion regarding the loss or damage waivers and optional insurance coverages that we offer renters. In addition, various consumer protection laws and regulations may generally apply to our business operations. Internationally, regulatory regimes vary greatly by jurisdiction and include increasing scrutiny from consumer law regulators in Europe and a stronger focus on corporate compliance, but the regimes do not generally prevent us from dealing with customers in a manner similar to that employed in the U.S.

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

Changes in Government Regulations

Changes in government regulation of our businesses have the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through the passage of new laws and regulations or changes in the interpretation of existing laws, regulations and treaties by a court, regulatory body or governmental official. Those changes may have prospective and/or retroactive effect, particularly when a change is made through reinterpretation of laws or regulations that have been in effect for some time. Moreover, changes in regulation that may seem neutral on their face could have a more significant effect on us than on our competitors, depending on the circumstances. Several U.S. states historically required “bundled pricing” by rental vehicle companies but those same states subsequently enacted statutory exceptions to allow for the separate pass-through of certain fees (e.g., airport concession fees, customer facility charges and vehicle licensing fees) with proper disclosure. In addition, the Canadian Competition Bureau has interpreted Canadian consumer law to prohibit “drip pricing” such that base rate advertising is not allowed and the first price that consumers view on the websites of rental vehicle companies must reflect the bundled price for the proposed rental. Recent or potential changes in laws or regulations that may affect us relate to insurance intermediaries, customer privacy, taxes, like-kind exchange programs, data security and rate regulation and our retail vehicle sales operations.

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

AVAILABLE INFORMATION

You may access, free of charge, Hertz Global and Hertz's reports filed with or furnished to the SEC (including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports) directly through the SEC's website (www.sec.gov) or indirectly through our website (www.hertz.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this 2025 Annual Report or any other report filed with or furnished to the SEC.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS

Our business is subject to significant risks and uncertainties, and they should be carefully considered along with all of the information in this 2025 Annual Report. We believe that the information in this Item 1A., "Risk Factors" identifies the material risks and uncertainties most likely to affect Hertz Global and Hertz; however, these are not the only risks and uncertainties that we encounter in our operations. Additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations, financial condition, liquidity and cash flows in future periods. In such a case, you may lose all or part of your investment in Hertz Global's common stock or The Hertz Corporation's debt securities. You should carefully consider each of the following risks and uncertainties. Any of the following risks and uncertainties could materially and adversely affect our business, results of operations, financial condition, liquidity and cash flows in future periods.

RISKS RELATED TO OUR FLEET

The mix of program and non-program vehicles in our fleet, as well as declining values of our non-program vehicles, can subject us to an increased residual value risk.

We use program and non-program vehicles in our fleet. With program vehicles, vehicle manufacturers agree to repurchase the vehicles at a specified price or guarantee the depreciation rate on the vehicles during a specified time period. Using program vehicles in our fleet reduces our residual value risk and effectively provides fixed depreciation on those vehicles. Additionally, program vehicles provide flexibility because we may be able to sell certain program vehicles at a higher value during certain time periods than what we could for a similar non-program vehicle, enabling us to better manage our vehicle supply for our peak rental demand periods. These benefits diminish when there are fewer program vehicles in our fleet, which had generally been the case in recent years, but is improving. There can be no guarantee that we will be able to obtain the right mix of program and non-program vehicles in our fleet.

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

If there is a decline in residual values for non-program vehicles in our fleet and those residual values fail to improve, it may cause us to hold vehicles longer, sustain a substantial loss on the sale for such vehicles or require us to depreciate those vehicles at a more accelerated rate than previously anticipated while we own them.

If the market value of the vehicles in our fleet is reduced or our ability to sell vehicles in the used vehicle marketplace were to become severely limited, we may have difficulty meeting collateral requirements under our asset-backed financing arrangements, requiring us to either reduce the outstanding principal amount of debt or provide more collateral (in the form of cash, vehicles and/or certain other contractual rights) to the creditors under any such affected arrangement.

If we sustain substantial losses on sale of vehicles, depreciation is accelerated or our access to, or the terms of, our asset-backed debt financing are adversely affected, it could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

We may be unable to purchase adequate supplies of competitively priced vehicles or the cost of the vehicles we purchase may increase significantly without a compensating increase in vehicle rental rates or residual values.

Our vehicle purchase strategies have historically been and may in the future be affected by commercial, economic, market, seasonal and other conditions, including a reduction of supply from auto manufacturers and any rebates or other incentives offered by them for our purchases. Purchases of vehicles from manufacturers are generally made pursuant to a master agreement or framework agreements and are generally subject to potential delay or cancellation by manufacturers. Although we work with manufacturers on a continuous basis to gain a mutual understanding of their supply of, and our demand for, vehicles, the process by which we normally purchase vehicles does not always guarantee the availability of the desired vehicles on a timely basis, or provide us with remedies for any unavailability. Used vehicle supply and pricing can be impacted by the same factors relevant to the available supply and pricing of new vehicles, or the new vehicle market itself. Consequently, there is no guarantee that we can purchase a sufficient number of vehicles, whether new or used, at competitive prices and on competitive terms and conditions, or that we would be able to compensate for increased acquisition costs through vehicle rental rates or residual values. In addition, if we are unable to purchase new vehicles at competitive prices to refresh our fleet, increased maintenance costs in relation to our existing fleet may adversely affect our results of operations, financial condition, liquidity and cash flows.

We may not be able to effectively dispose of non-program vehicles, at the times or through the channels, that we desire.

The significant majority of vehicles in our fleet are non-program vehicles. We sell our non-program vehicles through a variety of channels, including auction, dealer direct wholesale, direct sales to third parties and retail in an effort to maximize sale prices and have access to an array of sales channels to dispose of vehicles in a timely manner. However, there are many factors that can affect the market for used vehicles. Vehicle purchases are typically discretionary for consumers and the market for used vehicles is subject to many economic factors, such as demand, consumer interests, inventory levels, pricing of new car models, interest rates, inflation, fuel costs, tariffs and other general economic conditions. Any combination of these factors can make it more difficult for us to successfully dispose of vehicles and optimize our fleet mix. Similarly, combinations of these factors may make our retail sales channels less capable of providing stable or desirable vehicle prices compared to the wholesale disposition channels. If we are unable to sell vehicles at our preferred times and through our preferred channels, or at all, it may adversely affect our results of operations, financial condition, liquidity and cash flows.

Our vehicle carrying costs, customer service scores and ability to dispose of vehicles at acceptable prices and times may be negatively impacted if we lengthen the age of our fleet.

We have at times in recent years increased, and from time to time may increase, the percentage of pre-owned vehicles in our fleet, which could be influenced by a variety of factors, including reduced new vehicle OEM offerings, supply chain constraints, capital constraints, greater customer acceptance of higher mileage vehicles, our strategic revenue initiatives (such as ride share and reinvigoration of our value brands) and choices that we make in light of residual value dynamics at any given time. However, aged vehicles present additional risks to our operations, including risk of higher depreciation costs, risk of higher maintenance costs while in the fleet and lower customer satisfaction scores. In addition, it may be more difficult for us to sell highly aged vehicles at reasonable prices, or through our preferred retail channels, or at all, or at the time that we prefer. Our inability to rotate aged vehicles for newer vehicles may have an adverse effect on our results of operations, financial condition, liquidity and cash flows.

Our business, results of operations and financial condition are dependent on the efficient operation of a complex global supply chain. Disruption in that supply chain may adversely affect our ability to service demand, or to do so efficiently.

Our supply chain, particularly with respect to access to new vehicles, is complex and reliant on raw goods and finished materials that are obtained from or manufactured by many different market participants, both within and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

outside the U.S. The global automotive supply chain has been negatively impacted by the military conflicts between Russia and Ukraine, and in the Middle East. Governments in the U.S., U.K. and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Shortages in materials and increased costs for transportation, energy and raw materials, particularly with respect to raw materials extracted from, or components produced in, Russia and/or Ukraine, which are important to the vehicle manufacturing industry, including the production of EV batteries, can impact vehicle production volumes, delivery schedules and costs. The price of new cars and their components may be impacted by tariffs. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments. The Trump Administration has imposed and significantly increased tariffs on foreign imports into the U.S., particularly from Canada, China and Mexico. In response, many foreign countries have implemented or increased tariffs on imports into their countries. These tariff increases can adversely impact the global automotive supply chain. In addition, the global supply chain can be impacted by logistics provider capacity issues, inflationary pressures, increased freight costs, depleted inventory levels, labor shortages and demand peaks. As a result of the foregoing and other factors, various automotive manufacturers have been forced to delay or stall new vehicle production in recent years, which caused limitations in supply and delays in our receiving new vehicles. These conditions may continue, or other global and regional supply chain disruptions may in the future cause similar issues. Consequently, there is no guarantee that we will be able to purchase a sufficient number of new vehicles at competitive prices and on competitive terms and conditions to fulfill demand, or to do so efficiently.

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

The failure by a manufacturer to pay such amounts could cause a credit enhancement deficiency under our asset-backed financing arrangements, requiring us to either reduce the outstanding principal amount of debt or provide more collateral (in the form of cash, vehicles and/or certain other contractual rights) to the creditors under any such affected arrangement.

If one or more manufacturers were to adversely modify or eliminate repurchase or guaranteed depreciation programs in the future, our access to and the terms of our asset-backed debt financing could be adversely affected, which could in turn have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

Manufacturer safety recalls could require costly and time-consuming repairs to our fleet.

The Raechel and Jacqueline Houck Safe Rental Car Act of 2015 prohibits a rental car company from renting or selling vehicles with open federal safety recalls until the underlying fault is remedied. If a large number of vehicles are the subject of a recall at one time, if fixes for the underlying fault have not been developed by the OEMs, or if needed replacement parts or skilled labor are not in adequate supply, we may not be able to service all of our available demand for a significant period of time. The potential impact of a recall may be particularly severe if it impacts a model that comprises a significant proportion of our fleet, or parts that are common across numerous model types. These types of disruptions could jeopardize our ability to fulfill existing or future contractual commitments or satisfy demand for our vehicles and could also result in the loss of business to competitors whose fleets are not similarly impacted. Depending on the severity of any recall, it could materially adversely affect, among other things, our revenues, create customer service problems, present liability claims, reduce the residual value of the recalled vehicles, impact our ability to return and the payment timing of certain program vehicles, and harm our general reputation.

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

For example, business and leisure travel were significantly adversely affected in all global markets by the COVID-19 pandemic and the unprecedented measures taken by governments and businesses in response resulted in a material adverse effect on our results of operations, financial condition, liquidity and cash flows. If a similar global or regional health crisis were to occur, or reoccur in the case of COVID-19 or variants thereof, business and leisure travel may be negatively impacted which may adversely impact our results of operations, financial condition, liquidity and cash flows.

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
•    demand for EVs, which may be impacted by customer sentiment regarding EVs overall, including the reliability and safety of EVs and access to charging infrastructure;
•    the frequency of damage and collision to EVs, which may be impacted by the lack of familiarity with EVs by drivers;
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
•    uncertainty with respect to government regulations and economic conditions; and
•    the possibility that our EVs are not as attractive to our customers, especially our ride share customers, as anticipated.

Although we source EVs from a growing number of manufacturers, in the near term, we remain exposed to a number of risks related to the potential concentration of EV makes and models in our fleet, including the risk that a malfunction, recall or lack of availability of replacement parts or skilled labor for a particular EV make and model could have an outsized impact on our ability to offer EVs, or that demand from our customers for the particular EVs may not be aligned with our current EV fleet.

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

Government and economic incentives — including certain tax exemptions, tax credits and rebates — that support the development and adoption of EVs may be reduced, eliminated, amended or exhausted from time to time. For example, previously available incentives favoring EVs in certain areas have expired, were cancelled or have temporarily become unavailable; in some cases, these incentives have not been replaced or reinstituted. The U.S., in particular, eliminated EV credits with the enactment of the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025. Expiration of federal tax credits and related incentives favoring EVs may impact vehicle acquisition costs, residual values, fleet composition strategies and overall customer demand for EVs.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

Since our decision to significantly reduce the size of our global EV fleet and corresponding EV dispositions, the EV fleet represents less than 10% of our U.S. operating fleet. Our decision to reduce our EV fleet resulted in the recognition, during the year ended December 31, 2024, of $223 million of incremental net depreciation expense related to the sale of EVs. While we expect that this action will better balance supply against expected demand of EVs, position us to eliminate a disproportionate number of lower margin rentals, and reduce collision and damage expense associated with EVs, as well as ultimately improve our financial results, we cannot guarantee that we will be able to execute EV dispositions so that the expected benefits of this action will materialize.

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

Third-party distribution channels account for a significant amount of our vehicle rental reservations. These third-party distribution channels include traditional and online travel agencies, third-party internet sites, airlines and hotel companies, marketing partners, such as credit card companies and membership organizations, and global distribution systems that allow travel agents, travel service providers and customers to connect directly to our reservations systems. Loss of access to or prominence within any of these channels, changes in pricing or commission structures or other terms within these channels, or a reduction in transaction volume through these channels could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows, particularly if our customers are unable to access our reservation systems through alternate channels. These third-party channels may be influenced by changes in technology including developments in artificial intelligence.

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

We maintain a substantial network of vehicle rental locations at off airport and airport locations in the U.S. and internationally. If we are unable to continue operating these facilities at their current locations due to the termination of leases or the termination of vehicle rental concessions at airports, which comprise a majority of our revenues, our operating results could be adversely affected. These leases and concession agreements typically include minimum payment obligations that are required even if our volume significantly declines, which could increase our costs as a percentage of revenues. In addition, if the costs of these leases and/or concession agreements increase and we are unable to increase our pricing structure to offset the increased costs, our results of operations, financial condition, liquidity and cash flows could be adversely affected. Additionally, increased competition from peer-to-peer vehicle rental operators may impact market share and revenue. At many airports locations, peer-to-peer operators have operational and financial advantages over incumbent vehicle rental operators due to lower financial obligations and more convenient access to vehicles. Airports are having difficulty executing agreements with peer-to-peer operators that achieve parity with existing vehicle rental operators, and enforcement of these agreements remains a challenge with the airports. By peer-to-peer vehicle rental operators not being held to the same financial and operational standards at the airports as well as offering customers operational advantages, peer-to-peer operators may have an impact on financial results and overall market share.

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

RISK RELATED TO OUR EMPLOYEES

The ability to attract and retain front-line employees, senior leadership and other key personnel is critical to the success of our business.

The success of our business depends on our ability to hire and retain front-line employees, senior leadership and other key personnel in sufficient numbers and with the necessary skills to meet demand. We develop and maintain a talent management strategy that defines current and future talent requirements (e.g., experience, skills, location requirements, timing, etc.) based on our strategic direction, actively conduct talent reviews and succession planning to be prepared if executives, managers or other key personnel resign, retire or their service is otherwise interrupted. In addition, we conduct annual benchmarking for the executive pay for our key senior positions. We strive to maintain competitive compensation and benefits, employee development and retention programs and build an inclusive culture. Competition for qualified employees is intense, particularly with respect to technology roles that are critical to our strategic and information technology initiatives. Changing employee expectations about remote work and workplace flexibility complicate our employee recruiting, retention and talent management strategies. In addition, recent inflationary trends overall have driven market pressure for increased wages, and declines in our share price have impacted the retention value of existing equity awards. If we do not succeed in building and maintaining our talent pipeline through attracting and retaining qualified personnel, particularly at the leadership level, our ability to execute our business plan may be adversely affected, which could harm our operating results or financial condition. In addition, we may find it difficult to hire and retain a sufficient number of qualified front-line employees to meet demand at certain locations. Overall, the failure of our talent management strategies could result in inadequate staffing levels, declines in customer satisfaction, an inability to execute our business plan, eroding employee morale and productivity, an increase in operating expenses or an inability to achieve internal control, regulatory or other compliance-related requirements.

We may face issues with our union-represented employees.

Active labor contracts covering the terms of employment for the Company's union-represented employees in the U.S. are presently in effect, many of which cover employees at our larger airport locations, primarily with the International Brotherhood of Teamsters and the International Association of Machinists. These contracts are renegotiated periodically, and we anticipate renegotiating labor contracts with approximately 2% of these employees in 2026. Failure to negotiate a new labor agreement when required could result in a work stoppage. Although we believe that our labor relations have generally been good, it is possible that we could become subject to additional work rules imposed by agreements with labor unions, or that contract extensions, work stoppages or other labor disturbances could occur in the future. In addition, our non-union-represented workforce has been subject to unionization efforts in the past, and we could be subject to future unionization, which could lead to increases in our operating costs and/or constraints on our operating flexibility.

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

We encounter continuous risk of exposure to cybersecurity attacks, cybersecurity incidents, and other cybersecurity threats to our information networks and systems, as well as those of our third-party service providers, and the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

information stored on those networks and systems. Cybersecurity attacks are increasing in their frequency, sophistication and intensity, have become increasingly difficult to detect and may be exacerbated by geopolitical tensions. Cybersecurity incidents vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also include fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software including software commonly used by companies in cloud-based services and bundled software. Like many other companies, we detect attempts by threat actors to gain access to our systems and networks on a frequent basis, and the frequency of such attempts could increase in the future. At this time, we do not have any indication that any risks from cybersecurity threats have had, or are reasonably likely to have, a material effect on our business strategy, results of operations or financial condition. We have invested in the protection of data and information technology, and actively work to enhance our business continuity and disaster recovery capabilities; however, there can be no assurance that our efforts will be successful.

We monitor our obligations under and compliance with global laws requiring information security safeguards and potential notification requirements in the event of a cybersecurity incident. We maintain procedures for detecting, communicating and addressing cybersecurity incidents. We have also taken steps to assess cybersecurity of third- party business partners, including service providers, licensees and franchisees, that handle, possess, process and store our material information. We require these third parties to maintain certain security controls. However, because of the rapidly changing nature and sophistication of cybersecurity threats, which can be difficult to detect, there can be no guarantee that our controls, policies and procedures have detected or prevented or will detect or prevent all of these cybersecurity threats, and we cannot predict the full impact of any past or future cybersecurity incident.

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

We have experienced in the past, and may experience in the future, cybersecurity incidents that have resulted in threat actors obtaining personal information of our customers. Our customers’ information, including their loyalty account login information, can be a target for cyber criminals. Given that customers may share common credentials across multiple sites, a compromise of one site can provide cyber criminals the means to compromise customer accounts of other merchants and any customer information contained therein.

Although we maintain a cyber insurance policy, there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a cybersecurity incident or that such coverage will continue to be available on commercially reasonable terms or at all.

Our business is heavily reliant upon information technology systems, some of which are managed, hosted, provided or used by third parties and any significant failures or disruptions to these systems could adversely impact our business.

Our ability to, among other things, accept reservations, process rental and sales transactions, manage our pricing, manage our revenue earning vehicles, manage our financing arrangements, account for our activities and otherwise conduct our business depends on the performance and availability of our networks and systems, as well as those of third-party providers and other business partners. We have experienced, and from time to time in the future may experience, a failure or interruption that results in the unavailability of certain information systems. Additionally, our major information technology systems, reservations and accounting functions are centralized in a few locations

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

worldwide. Any disruption, termination or substandard provision of services, including by third-party providers or other business partners, whether as the result of outages, localized conditions (e.g., fire or explosion), failure of systems to function as designed, as the result of a cybersecurity incident, technology vulnerability or malfunction, or as the result of events or circumstances of broader geographic impact (e.g., earthquake, storm, flood, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal reservations, customer service, accounting and technology functions; interfering with our ability to manage our vehicles; delaying or disrupting rental and sales processes; adversely affecting our ability to comply with our financing arrangements; and otherwise impacting our ability to manage our business. These events could, individually or in the aggregate, lead to lower revenues, increased costs or other adverse effects on our results of operations, financial condition, liquidity and cash flows, and could cause reputational harm, any of which may be material.

If we fail to evaluate, maintain, upgrade and consolidate our information technology systems, our business could be adversely affected.

In the ordinary course of our business, we take steps to evaluate, maintain, upgrade, update, and consolidate our information technology systems, including by making changes to legacy systems, replacing legacy systems with successor systems with new functionality, outsourcing certain systems and acquiring new systems with new functionality. We deploy significant capital expenditures in connection with these activities. If we fail to maintain effective technology enablement and processes, we may be unable to support business growth expectations, and such failure could result in excessive overhead costs, high rates of transaction failures and rework, detrimental impact to customers, cybersecurity threats or incidents, excessive write-offs, service quality issues, declining employee morale, loss of key talent and other unfavorable consequences. If we fail to effectively implement system upgrades, system changes or our outsourcing plans, we may experience negative impacts, including our ability to manage our business, disrupt our internal control structure, incur additional administration and operating expenses, place undue demands on management time and experience other negative impacts associated with delays or difficulties in transitioning to new systems. Although we have made progress to reduce the number of aged systems, such risks are elevated when legacy systems and infrastructure updates are delayed or otherwise not made on a timely basis, which can result in a heightened security and/or business continuity risk. In addition, the implementation of our technology initiatives and systems, including updates to legacy systems, may cause disruptions in our business operations by severely degrading performance or a complete loss of service and have an adverse effect on our business and operations if not anticipated and appropriately mitigated.

The misuse or theft of information we possess, including as a result of cybersecurity incidents, could harm our brand, reputation or competitive position and give rise to liabilities which may materially adversely affect our results of operations, financial condition, liquidity and cash flows.

In the normal course of business, we regularly collect, process and store information about millions of individuals and businesses, including payment card information and other sensitive and confidential personal information. In addition, our customers regularly transmit personal information and other sensitive and confidential information to us via the internet and through other electronic means. Despite the security measures and compliance programs we currently maintain and monitor, our facilities, vehicles and systems and those of our third-party business partners may contain defects in design or manufacture or other problems that could compromise information security. Unauthorized parties have in the past, and may in the future, also attempt to gain access to our facilities or systems, or those of third parties with whom we do business, through fraud, misrepresentation, or other forms of deception or attack. We and our third-party business partners may not anticipate or prevent all types of attempts to obtain unauthorized access, and techniques used to obtain unauthorized access to systems change frequently. For example, in recent years, many companies have been subject to high-profile cybersecurity incidents that involved attacks on the company’s infrastructure and the compromise of non-public sensitive and confidential information. These attacks were often not recognized or detected until after the disclosure of sensitive information notwithstanding the security measures the companies had maintained. Although we evaluate our security throughout our business and make enhancements designed to safeguard our systems and data, our efforts may not be sufficient to maintain the confidentiality, security or availability of the data we collect, store and use to operate our business. Additionally, any failure to manage information privacy in compliance with applicable laws, whether as a

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

result of our own error or the error or malfeasance of others, could result in significant regulatory fines and sanctions, litigation, prolonged negative publicity, data breaches, declining customer confidence, loss of key customers, employee liability and other unfavorable consequences.

We may face particular data protection and privacy risks in connection with the European Union's Global Data Protection Regulation, the California Consumer Privacy Act and other privacy laws and regulations.

Our business requires the processing and storage of personal information relating to our customers, employees, business partners and others. Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personal information are continuously evolving in the European Union, U.S., Australia, New Zealand, Canada and other jurisdictions in which we operate. In particular, the European Union’s General Data Protection Regulation (the “GDPR”) imposes compliance obligations for the collection, use, retention, security, processing, transfer and deletion of personally identifiable information of individuals. In addition, countries, such as the United Kingdom, have implemented the GDPR through their own legislation, for example, the UK Data Protection Act of 2018. Privacy laws in the U.S. include the California Consumer Privacy Act, as amended, as well as other similar privacy laws currently imposed throughout 20 states, which expand the definition of personal information and may grant, among other things, individual rights to access and delete personal information, the right to opt out of the sale and sharing of personal information, and the right to restrict automated decision making or additional processing of sensitive personal information. These laws and regulations can also impose significant forfeitures and penalties for noncompliance and afford private rights of action to individuals under certain circumstances.

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

Under the OBBBA, we are permitted 100% bonus depreciation on vehicle purchases. However, vehicles purchased using certain financing arrangements are not eligible for accelerated depreciation election. If we choose to purchase vehicles using such financing arrangements, or if our existing financing arrangements are deemed not to qualify under the Code, our ability to claim accelerated expensing would be limited.

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

Our businesses expose us to claims for personal injury, death and property damage resulting from the use of the vehicles rented or sold by us, and for employment-related injury claims by our employees. We are currently a defendant in numerous actions and have received numerous claims for which actions have not yet been commenced for public liability and property damage arising from the operation of motor vehicles rented from us. There can be no assurance that we will not be exposed to uninsured liability at levels in excess of our historical levels, that liabilities relating to existing or future claims will not exceed the level of our insurance or reserves, that we will have sufficient capital available to pay any uninsured claims or that insurance with unaffiliated carriers will continue to be available to us on economically reasonable terms or at all. See Item 1, “Business—Insurance and Risk Management” and Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2025 Annual Report.

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

The rapidly evolving sustainability regulatory landscape is significant to us in relation to our operations, including with respect to the ownership and operation of tanks for the storage of petroleum products, such as gasoline, diesel fuel, and motor and used oils. We cannot guarantee that the tanks will remain free from leaks or that the use of these tanks will not result in significant spills or leakage. If a leak or a spill occurs, it is possible that the costs to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

investigate and remediate resulting impacts, as well as any associated fines, litigation or reputational harm could be significant. Historically, we have indemnified property owners for the costs associated with remediating certain hazardous substance storage, recycling or disposal sites and, in some instances, for natural resource damages. Compliance with existing or future environmental laws and regulations may require material expenditures by us or otherwise have a material adverse effect on our consolidated financial condition, results of operations, liquidity or cash flows. See Item 1, ‘‘Business—Government Regulation and Environmental Matters’’ in this 2025 Annual Report.

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

For example, any new, or change in existing, U.S. law and regulation with respect to optional insurance products or policies could increase our costs of compliance or make it uneconomical to offer such products. For further discussion regarding how changes in the regulation of insurance intermediaries may affect us, see Item 1, ‘‘Business—Insurance and Risk Management’’ in this 2025 Annual Report. If customers decline to purchase supplemental liability insurance products from us as a result of any changes in these laws or otherwise, our results of operations, financial condition, liquidity and cash flows could be materially adversely affected.

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

We are subject to many forms of taxation in the jurisdictions throughout the world in which we operate, including, but not limited to, income tax, withholding tax, indirect tax, value-added tax, registration tax, road tax, premium tax and payroll-related taxes. Tax law and administration are extremely complex and often require us to make subjective determinations. For example, in accordance with Section 482 of the Code and the OECD guidelines, we have established transfer pricing policies to govern our intercompany operations. Implementing transfer pricing policies can be extremely complex. Tax authorities could disagree with our policies, which disagreements could result in lengthy legal disputes and, ultimately, the payment of substantial funds to government authorities, which could have a material adverse effect on our results of operations, financial condition, liquidity and cash flows.

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

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event, we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. The reviews of fair value involve judgment and estimates, including projected revenues, projected cash flows, long-term growth rates, royalty rates and discount rates. A significant decline in any of the items used to determine fair value, as well as other triggering events, could result in a material impairment charge. For details of our annual impairment testing, see Note 6, "Goodwill and Intangible Assets, Net," in Part II, Item 8 of this 2025 Annual Report.

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

As of December 31, 2025, we had total indebtedness of approximately $17.1 billion, including $11.6 billion of vehicle related debt and $5.4 billion of non-vehicle related debt, as disclosed in Note 7, "Debt," in Part II, Item 8 of this 2025 Annual Report. As of December 31, 2025, we had available borrowing capacity of $924 million under the First Lien RCF. Furthermore, we are also able to incur certain additional indebtedness subject to compliance with our existing

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1A. RISK FACTORS (Continued)

covenants. A portion of our indebtedness bears interest at variable rates, which exposes us to risks inherent in interest rate fluctuations and higher interest expenses in the event of continued increases in interest rates. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in this 2025 Annual Report for additional information related to interest rate risk.

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

Our reliance on asset-backed financing arrangements to purchase vehicles subjects us to a number of risks, many of which are beyond our control.

We rely significantly on asset-backed financing to purchase vehicles. If we are unable to refinance or replace our existing asset-backed financing or continue to finance new vehicle acquisitions through asset-backed financing on favorable terms, on a timely basis, or at all, then our costs of financing could increase significantly and have a material adverse effect on our liquidity, interest costs, financial condition, cash flows and results of operations, including, more broadly, the financial performance of the Company.

Our asset-backed financing capacity could be decreased, our financing costs and interest rates could be increased, or our future access to the financial markets could be limited, as a result of risks and contingencies, many of which are beyond our control, including: (i) the acceptance by and/or demand from credit markets of the structures and structural risks associated with our asset-backed financing arrangements; (ii) the credit ratings provided by credit rating agencies for our asset-backed indebtedness; (iii) third parties requiring changes in the terms and structure of our asset-backed financing arrangements, including increased credit enhancement or required cash collateral and/or other liquid reserves; (iv) the insolvency or deterioration of the financial condition of one or more of our principal vehicle manufacturers; (v) changes in laws or regulations that negatively affect any of our asset-backed financing arrangements; or (vi) the overall credit condition of Hertz.

Our asset-backed vehicle financing facilities include credit enhancement provisions that require us to provide cash or additional vehicle collateral in the event the estimated market values for the vehicles used as collateral decreases below net book values. Net book values under our asset-backed financings may differ from those under U.S. GAAP book values due to differences in depreciation rates primarily under our asset-backed financings. As a result, reductions in the estimated market value of vehicles used as collateral could adversely affect our liquidity, cash flow, and ultimately, the profitability of our Company, or otherwise require us to use cash intended for other purposes as collateral, and potentially lead to decreased borrowing base availability. Similarly, if the demand for used vehicles were to decline, resulting in sales of vehicles below the net book value required by our asset-backed financings, we may have difficulty meeting the minimum required collateral levels resulting in a contractual obligation to add additional collateral in the form of cash or additional vehicles to the under collateralized asset-backed financing. In the event that we cannot post additional collateral, the principal under our asset-backed financing arrangements may be required to be repaid sooner than anticipated with vehicle disposition proceeds and lease payments we make to our special-purpose financing subsidiaries. If that event were to occur (or any other liquidation events), the holders of our asset-backed debt may have the ability to exercise their right to, directly or indirectly, foreclose on and sell vehicles to generate proceeds sufficient to repay such debt.

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

Substantially all of our consolidated assets are subject to security interests or are otherwise encumbered for the benefit of our creditors. The bulk of our consolidated assets consists of our revenue earning vehicles and certain related vehicle assets and are subject to security interests or are otherwise encumbered for the benefit of our asset-backed financing arrangements. Substantially all of our remaining consolidated assets are encumbered by and pledged to our senior creditors as collateral for certain of our senior debt obligations. As a result of substantially all of our assets being encumbered for the benefit of certain creditors, our various secured creditors have liquidation priorities ahead of other stakeholders of our business.

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

While, the OBBBA eased the interest expense limitation rules under IRC Section 163(j), these rules could still limit our deductibility of interest expense and could result in additional material cash tax payments that could have a material adverse effect on our results of operations and liquidity. Furthermore, in the event our debt instruments were to be recharacterized as equity for tax purposes, the Company would not be entitled to deduct the payments as interest and could be assessed withholding taxes on payments to certain lenders, which could have a material adverse effect on our results of operations and liquidity.

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
•the capped call transactions that we entered into, and the swap transactions that a third party entered into in connection with the issuance of our Exchangeable Notes Due 2030 in September 2025;
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

The significant ownership interests held by our Plan Sponsors, which, as of December 31, 2025, exceeded 50% of our outstanding common stock (without taking into account the dilutive impact of outstanding Public Warrants or the Exchangeable Notes) means that the Plan Sponsors have the ability to control matters requiring stockholder approval, such as director elections, amendments to the Hertz Holdings Certificate of Incorporation and significant corporate transactions. With respect to such matters, the Plan Sponsors’ interests may not align with those of other stockholders, or they may take actions that other stockholders do not view as beneficial. This could delay or prevent a change of control transaction or discourage a potential acquirer from pursuing such a transaction, which transaction might have otherwise been of benefit to the other stockholders. The Plan Sponsors’ ownership may also adversely affect the trading price for our common stock if potential investors perceive disadvantages in investing in a company with controlling stockholders.

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

We may incorporate AI solutions into our business, and we may leverage AI, including generative AI, into our business operations. Our competitors or other third parties, like third-party distribution channels, may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and could adversely affect our results of operations. In addition, there are significant risks in using AI, and there can be no assurance that the use of AI will enhance our business or be beneficial to our business operations, including our efficiency or our profitability.

Additionally, if our AI applications, or the AI applications of third parties, are based on data, algorithms or other inputs that are flawed, or if our AI applications, or the AI applications of third parties, assist us in producing content, analyses or recommendations that are, or are alleged to be, deficient, inaccurate or biased, our business, results of operations and financial conditions may be adversely affected. The increased use of AI applications generally has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our own use of AI applications may increase our cybersecurity risks, as well as the cybersecurity risks of third parties, which could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand, reputational or competitive harm, or legal liability. The rapid evolution of AI, including the potential regulation of AI by governmental or other regulatory agencies, will require significant resources to develop, test and implement AI ethically and to minimize any unintended, harmful impacts.

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

We manage cybersecurity risks through our Global Information Security and Compliance ("GISC") program. The GISC program is designed to protect the confidentiality, integrity and availability of our information systems and data. Our GISC program includes procedures that are specifically designed to assess, identify and manage material risks from cybersecurity threats. Our GISC program is designed to:
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
Given the dynamic nature of the cybersecurity threat environment, we engage third-party assessors, consultants and others from time to time to assist us with assessing, enhancing, implementing and monitoring our cybersecurity risk-management programs. We review the results of the assessments from these third parties and use these results, among other things, to determine whether to adjust our cybersecurity policies and processes.

We also have a privacy and data security program, which covers the collection, transfer, storage and use of customer data. We take steps to prevent and detect cybersecurity threats in an effort to protect our information and systems, and in turn, to protect our customers’ privacy.
Additionally, we have taken steps to address risks from cybersecurity threats at third parties, including service providers, licensees and franchisees, that handle, possess, process and store our significant business information. We require these third parties to maintain certain security controls and assess these third parties' compliance with such requirements.

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
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 1C. CYBERSECURITY (Continued)

operations or financial condition in the future. See “Risks Related to Information Technology, Cybersecurity and Privacy” in Item 1A, "Risk Factors” of this 2025 Annual Report.

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

While our Board and Audit Committee oversee risk, our senior leadership is responsible for identifying, assessing and managing our exposure to risk, including material risks from cybersecurity threats. Direct accountability of our cybersecurity program is housed within our Information Technology organization, which is led by our Chief Information Technology Officer ("CITO"). Our CITO has more than 30 years of global leadership experience across technology, digital transformation, operations and customer experience. Prior to joining the Company, our CITO was the Chief Operating and Information Officer at The Container Store, and has also previously held various other executive technology and customer positions. Our CITO holds an MBA; in addition, he holds a Bachelor of Engineering in Electronics and Telecommunication degree.

Our Chief Information Security Officer ("CISO") is the individual that reports to our CITO and provides day-to-day oversight of our cybersecurity program; our CISO additionally leads our cybersecurity program's ongoing evolution. Our CISO is responsible for assessing and managing risks from cybersecurity threats, including monitoring the prevention, detection, mitigation and remediation of cybersecurity threats. Our CISO oversees direct reports and leverages a multi-disciplinary team that regularly communicates with respect to our prevention, detection, mitigation and remediation of cybersecurity threats and incidents. The team consists of individuals that represent various organizations and departments across the Company who have knowledge, skills and expertise to respond to a cybersecurity incident. Our CISO coordinates with the Company’s disclosure teams relating to cybersecurity incidents, attends the Company’s disclosure committee meetings, and regularly discusses with the Audit Committee the effectiveness of the Company’s technology security, capabilities for disaster recovery, data protection, cyber threat detection and cyber incident response and management of technology-related compliance risks. Our CISO has served in this role since March 2024. Our CISO has over 12 years of experience in senior technology roles with cybersecurity responsibilities, and more than 20 years of experience in technology and security. Our CISO holds an MBA; in addition, he holds a Bachelor of Computer Science degree and a Bachelor of Mathematics degree.

ITEM 2. PROPERTIES

We operate vehicle rental locations at or near airports and in central business districts and suburban areas of major cities in the U.S. The states of California, Florida, Hawaii, New York and Texas account for approximately 30% of our Americas RAC segment rental locations. We also operate vehicle rental operations internationally, where Australia, France, Italy, Spain and the U.K. account for approximately 40% of our International RAC segment rental locations.

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

We own our worldwide headquarters facility in Estero, Florida. We lease facilities in Oklahoma City, Oklahoma at which reservations for our vehicle rental operations are processed, global information technology systems are serviced and certain finance and accounting functions are performed. Additionally, we lease a facility near Dublin, Ireland, at which we have centralized our European vehicle rental reservation, customer relations, accounting and human resource functions. We also lease a European headquarters office in Uxbridge, England. We consider that our properties are generally in good condition, well maintained and are suitable and adequate to carry on our business.

ITEM 3. LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2025 Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The table below sets forth, as of February 19, 2026, the names, ages, and positions of our executive officers.

Name	Age	Position
W. Gil West	65	Chief Executive Officer
Scott M. Haralson	52	Executive Vice President and Chief Financial Officer
Sandeep Dube	50	Executive Vice President and Chief Commercial Officer
Piero Bussani	60	Executive Vice President and Chief Legal Officer
Chris Berg	47	Executive Vice President and Chief Administrative Officer
Mark Kosman	60	Senior Vice President and Chief Accounting Officer

Mr. West has served as Chief Executive Officer ("CEO") and as a director of the Company since April 2024. He was Chief Operating Officer of Cruise LLC (“Cruise”), a self-driving car company, from January 2021 to December 2023. Prior to that, from March 2014 to October 2020, Mr. West was Senior Executive Vice President and Chief Operating Officer of Delta Air Lines, Inc. (“Delta”), a global airline company, and from March 2008 to March 2014, he was Senior Vice President of Delta. From 2006 to 2007, prior to joining Delta, Mr. West was President and CEO of Laidlaw Transit Services, Inc., a provider of transportation services. He has served on the board of Virgin Galactic Holdings, Inc. (NYSE: SPCE) since February 2021. In addition, he was a member of the board of Forward Air Corporation from October 2018 to May 2021, and then from February 2024 to June 2024. Mr. West also served on the board of Genesis Park Acquisition Corporation from October 2020 to September 2021.

Mr. Haralson has served as Executive Vice President and Chief Financial Officer ("CFO") of the Company since June 2024. Prior to joining the Company, from February 2023 to June 2024, he was Executive Vice President and CFO of Spirit Airlines, Inc. (“Spirit”), an airline company. He served as Senior Vice President and CFO of Spirit from October 2018 to January 2023; as Vice President, Financial Planning and Analysis and Corporate Real Estate from August 2017 to October 2018; and as Vice President, Financial Planning and Analysis from August 2012 to July 2017. Prior to his tenure at Spirit, Mr. Haralson held key financial leadership roles at Dish Network, a television and service provider; Frontier Airlines, an airline company; Guardian Gaming, a tabletop gaming company; Swift Aviation, Inc., an aircraft maintenance and repair company; and U.S. Airways, Inc. (previously, America West Airlines), an airline company.

Mr. Dube has served as Executive Vice President and Chief Commercial Officer of the Company since July 2024. Prior to joining the Company, from June 2023 to July 2024, he was Chief Operating Officer of Intuit Mailchimp, a platform automation company. From September 2021 to June 2022, he served as Executive Vice President, Chief Commercial Officer of Activision Blizzard, Inc., a gaming company. From November 2020 to September 2021, Mr. Dube was Senior Vice President, Head of Revenue Management, of Delta. He also served, from September 2018 to November 2020, as Senior Vice President, Head of Digital, Loyalty, Lounges and Consumer Insights, and CEO of Delta Vacations, a subsidiary of Delta, and from January 2015 to August 2018, as Vice President, Customer Loyalty and Consumer Insights. In addition, Mr. Dube was Senior Vice President, Marketing of Wells Fargo Bank, National Association, a financial services company, from 2012 to 2015 and was Senior Vice President, Marketing Strategy and Analytics (Credit Cards) of HSBC USA Inc., a financial services company, from 2006 to 2012.

Mr. Bussani has served as Executive Vice President and Chief Legal Officer since October 2025. From January 2023 to July 2025, Mr. Bussani was Chief Legal Officer at Homebound Inc., a privately held technology-enabled homebuilding platform. From August 2017 to January 2023, Mr. Bussani was Chief Legal Executive Vice President, Chief Legal Officer and Head of Global Legal for Blackstone Group’s real estate platform, Revantage Corporate Services. He previously served as Managing Director and Chief Legal Officer for Digital Bridge Holdings, LLC from 2015 to July 2017. Prior to serving in that role, Mr. Bussani was an executive with several Blackstone-owned real estate companies, including serving as Chief Legal Officer and Executive Vice President for Invitation Homes (NYSE: INVH) from 2013 through 2015, General Counsel and Executive Vice President of LXR Luxury Resorts & Hotels from 2004 through 2013 and General Counsel and Executive Vice President of Development for Extended Stay Hotels from 1996 through 2004. Mr. Bussani began his career as an attorney in the litigation and real estate

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (Continued)
practice groups of the Washington, D.C. law firm Arent Fox Kintner Plotkin & Kahn from 1991 to 1995. Mr. Bussani has served as a Trustee of CubeSmart (NYSE: CUBE) since February 2010, where he also serves as the Chair of the Governance & Nominating Committee and serves on the Compensation Committee. He also serves as a Trustee of Cleveland Clinic Weston.

Mr. Berg has served as Executive Vice President and Chief Administrative Officer of the Company since January 2025. His responsibilities include global responsibility for Technology, Human Resources, Global Supplier Management, Real Estate, Facilities and Innovation. Prior to joining the Company, he spent over 20 years in various leadership roles at The Home Depot (NYSE: HD), a home improvement retailer, most recently serving as the company's President, Western Division from 2021 to 2024; Vice President, Pro Strategy and Enterprise-Wide Transformations from 2019 to 2021; Regional Vice President from 2016 to 2019; Vice President, Store Operations from 2012 to 2013; and other successive roles from 2001 to 2012.

Mr. Kosman has served as Senior Vice President and Chief Accounting Officer of the Company since September 2025. Prior to joining the Company, he spent over 35 years at Ford Motor Company (NYSE: F), an automobile manufacturer, retiring in August 2025, where he served as Chief Accounting Officer from February 2024 to July 2025. He also served as Transformation Leader from 2022 to 2024; Director of Accounting/I-ERP and Internal Controls Transformation from August 2020 to January 2024; Regional CFO, North America, from 2018 to 2022; Regional CFO, APAC from 2012 to 2018; and various key finance positions from 1989 to 2012.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HERTZ GLOBAL

Hertz Holdings' common stock and Public Warrants trade on The Nasdaq Global Select Market ("Nasdaq") under the symbols "HTZ" and "HTZWW," respectively. As of February 19, 2026, there were 741 holders of record of Hertz Holdings' common stock.

Hertz Holdings paid no cash dividends on its common stock in 2025 or 2024, and it does not expect to pay dividends on its common stock for the foreseeable future.

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

Repurchases of Equity Securities

Share Repurchase Programs for Common Stock

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board approved, a share repurchase program (the "2022 Share Repurchase Program") that authorized repurchases of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. The 2022 Share Repurchase Program, announced on June 15, 2022, has no expiration date, does not obligate Hertz Global to acquire any particular amount of common stock and can be discontinued at any time. There were no share repurchases during the years ended December 31, 2025 and 2024. As of December 31, 2025, $874 million remains available under the 2022 Share Repurchase Program.

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
to a registration statement on Form S-1), at the market close, through December 31, 2025. Share price performance presented below is not necessarily indicative of future results.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG HERTZ GLOBAL HOLDINGS, INC.,
RUSSELL 1000 INDEX AND MORNINGSTAR RENTAL & LEASING SERVICES INDUSTRY GROUP
ASSUMES DIVIDEND REINVESTMENT
HERTZ

There is no established public trading market for the common stock of Hertz. Rental Car Intermediate Holdings, LLC, which is wholly owned by Hertz Holdings, owns all of the outstanding common stock of Hertz.

In 2025 and 2024, Hertz paid cash dividends to Hertz Holdings of $13 million and $7 million for certain general purposes. Hertz paid cash dividends to Hertz Holdings of $321 million in 2023 to help fund common stock repurchases, as further disclosed in Note 17, "Equity and Earnings (Loss) Per Common Share – Hertz Global" in Part II, Item 8 of this 2025 Annual Report. The credit agreement governing Hertz's First Lien Credit Facilities and the indentures governing the First Lien Senior Notes, the Exchangeable Notes, the Senior Notes Due 2026 and the Senior Notes Due 2029 provide conditions that limit when Hertz can make dividends and certain other restricted payments, including restrictions for distributions to Hertz Holdings used to pay dividends on Hertz Holdings' common stock.

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

The statements in this MD&A regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, "Risk Factors.” The following MD&A provides information that we believe to be relevant to an understanding of our consolidated financial condition and results of operations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following MD&A together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements and Summary of Risk Factors,” Item 1A, "Risk Factors” and our consolidated financial statements and related notes included in Part II, Item 8 of this 2025 Annual Report.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Our Business

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles based on its availability to rent, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of EVs, non-program vehicles and program vehicles based on market conditions, including residual values. Our business requires significant expenditures for vehicles, and, as such, we require substantial liquidity to finance such expenditures.

Through our "Back-to-Basics" roadmap, we are committed to executing a comprehensive strategy to transform our business, anchored by three financial pillars: disciplined fleet management, revenue optimization and rigorous cost control. Building on our brand strength, global network and fleet management expertise, we remain committed to operational excellence and keeping customers central to everything we do. We have strengthened our fleet by refining our capabilities by sourcing vehicles strategically, deploying them efficiently and monetizing them effectively. Our approach balances disciplined execution today with systematic innovation for tomorrow, leveraging industry experience to adapt to evolving market dynamics and position us for sustainable growth in the future of mobility.

Our revenues are primarily derived from rental and related charges and consist of worldwide vehicle rental revenues from all company-operated vehicle rental operations and charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling and electric charging of vehicles and revenues associated with value-added services, including the sale of loss or collision damage waivers, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and other products and fees. Also included are collections from customers for vehicle damages, ancillary revenues associated with, but not limited to, retail vehicle sales and certain royalty fees from our franchisees (such fees are approximately 2% of total revenues each period).

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
•depreciation expense and lease charges, net relating to revenue earning vehicles, including gains and losses and related costs associated with the disposal of vehicles, including vehicle sales;
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

When a revenue earning vehicle is acquired outside of a vehicle repurchase program, which is the case for the majority of our fleet at December 31, 2025, we estimate the period that we will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage). The planned holding period of our revenue earning vehicles as of December 31, 2025, typically averaged 27 months; however, certain vehicles in our fleet may have fallen above or below our average planned holding period. We also estimate the residual value of the applicable revenue earning vehicles at the expected time of disposal, considering factors such as make, model and options, age, physical condition, mileage, sale location, time of the year and market conditions. The vehicle is depreciated using a rate based on these estimates. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and any changes to the estimated holding period of the vehicle. Differences between actual residual values (i.e., the ultimate sales price) and those estimated in our financial statements result in an adjustment to depreciation upon disposition of the vehicle. Our depreciation of revenue earning vehicles and lease charges also includes costs associated with the disposal of vehicles and rents paid for vehicles leased.

We dispose of our non-program vehicles through a variety of channels, including dealer direct wholesale channels, retail and auction. Non-program vehicles disposed of through our retail locations allow us the opportunity for ancillary vehicle sales revenue, such as warranty, financing and title fees, with vehicle sale proceeds offsetting our depreciation of revenue earning vehicles and lease charges. We periodically review and adjust the mix between program and non-program vehicles in our fleet based on contract negotiations and the economic environment pertaining to our industry in an effort to optimize the mix of vehicles. The use of program vehicles reduces the volatility associated with residual value estimation.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
2025 Operating Overview

The following charts provide the period-over-period change for several key factors influencing our results for each of the years ended December 31, 2025 and 2024:

(1)     Includes impact of foreign currency exchange at average rates.
(2)    Results shown are in constant currency as of December 31, 2024.
(3)    The percentages shown in this chart reflect Vehicle Utilization versus period-over-period change.

For more information on the above, see the discussion of our results on a consolidated basis and by segment that follows herein. In this MD&A, certain amounts in the following tables are denoted in millions. Amounts, such as percentages, are calculated from the underlying numbers in thousands, and as a result, may not agree to the amount when calculated from the tables in millions. Discussions regarding our results of operations, liquidity and capital resources for the year ended December 31, 2025 compared to the year ended December 31, 2024 are included within this MD&A. Discussions of our results of operations, liquidity and capital resources for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under Part II, Item 7 of

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
our 2024 Form 10-K, which is available on the SEC's website (www.sec.gov) or indirectly through our website (www.hertz.com).

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ

	Years Ended December 31,		Percent Increase/(Decrease)
($ In millions)	2025	2024
Total revenues	$8,504	$9,049	(6)%
Depreciation of revenue earning vehicles and lease charges, net	1,927	3,611	(47)
Direct vehicle and operating expenses	5,489	5,689	(4)
Non-vehicle depreciation and amortization	117	139	(16)
Selling, general and administrative expenses	957	819	17
Interest expense, net:
Vehicle	608	590	3
Non-vehicle	469	369	27
Interest expense, net	1,077	959	12
Other (income) expense, net	(3)	4	NM
(Gain) from the sale of non-vehicle capital assets	(144)	—	NM
Legal settlement	(154)	—	NM
Bankruptcy-related litigation reserve	24	292	(92)
Long-Lived Assets impairment	—	1,048	(100)
Income (loss) before income taxes	(786)	(3,512)	(78)
Income tax (provision) benefit	83	375	(78)
Net income (loss)	$(703)	$(3,137)	(78)
Adjusted Corporate EBITDA(a)	$(339)	$(1,541)	(78)
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Total revenues decreased $544 million in 2025 compared to 2024, resulting primarily from a decrease of $639 million in our Americas RAC segment, partially offset by an increase of $94 million in our International RAC segment. The decrease in total revenues resulted primarily from lower pricing and lower volume.

Depreciation of revenue earning vehicles and lease charges, net decreased $1.7 billion in 2025 compared to 2024, which is primarily attributable to our Americas RAC segment. Depreciation of revenue earning vehicles and lease charges, net decreased due primarily to (i) impacts from our fleet refresh reducing the capital cost of newly acquired vehicles and strengthening of residual values at the expected time of disposal resulting from market improvements, (ii) per unit gains on vehicle dispositions recognized in 2025 compared to per unit losses recognized in the same period in 2024 resulting in part from the disposition of vehicles through a more optimized channel mix, (iii) lower Average Vehicles and (iv) write-downs on the carrying values of the EVs classified as held for sale in the first half of 2024.

DOE decreased $200 million in 2025 compared to 2024 with a decrease of $265 million in our Americas RAC segment, partially offset by an increase of $60 million in our International RAC segment. The decrease in DOE was due primarily to lower volume.

Non-vehicle depreciation and amortization decreased $23 million in 2025 compared to 2024, resulting from decreases of $13 million and $10 million associated with our Americas RAC segment and corporate operations,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
respectively. The decrease in non-vehicle depreciation and amortization is due primarily to certain asset retirements in 2024 and first quarter of 2025 resulting in an increase in assets that were fully depreciated in 2025.

SG&A increased $138 million in 2025 compared to 2024 driven primarily by an increase of $132 million associated with our corporate operations. The increase in SG&A associated with our corporate operations was due primarily to a non-cash stock-based compensation gain related to forfeitures of former CEO awards in March 2024, higher personnel costs and increased professional fees.

Vehicle interest expense, net increased $18 million in 2025 compared to 2024 due primarily to higher average rates, partially offset by decreased debt levels and lower market rates.

Non-vehicle interest expense, net increased $100 million in 2025 compared to 2024 due primarily to higher debt levels and higher average interest rates.

In 2025, we recognized a gain of $144 million on the sales of certain non-vehicle capital assets, primarily during the second and third quarters of 2025, in our Americas RAC segment, as disclosed in Note 3, "Divestitures," in Part II, Item 8 of this 2025 Annual Report.

In 2025, we recognized a gain of $154 million related to the receipt of a legal settlement distribution in connection with our participation in a class action settlement, as disclosed in Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2025 Annual Report.

In 2025, we recognized additional expense of $24 million in our corporate operations related to an existing bankruptcy-related litigation reserve for interest that continues to accrue during each subsequent reporting period until resolved. Refer also to Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2025 Annual Report.

In 2024, we recognized an impairment charge of $1.0 billion associated with the Long-Lived Assets in our Americas RAC and International RAC segments, as disclosed in Note 4, "Long-Lived Assets Impairment," in Part II, Item 8 of this 2025 Annual Report.

For the year ended December 31, 2025, we recorded a tax benefit of $83 million, which resulted in an effective tax rate of 11%. For the year ended December 31, 2024, we recorded a tax benefit of $375 million, which resulted in an effective tax rate of 11%. The change in tax in 2025 compared to 2024 was driven primarily by lower pretax losses in 2025, non-taxable year-over-year fluctuations in fair value adjustments of the Exchangeable Note and lower tax credits in 2025, partially offset by lower valuation allowances in 2025.

CONSOLIDATED RESULTS OF OPERATIONS - HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had a loss of $44 million and income of $275 million from the change in fair value of Public Warrants that was incremental to Hertz for the years ended December 31, 2025 and 2024, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

As of December 31, 2025, our Americas RAC operations had a total of approximately 4,600 company-operated and franchisee locations, comprised of 2,000 airport and 2,600 off airport locations.

Results of operations and our discussion and analysis for our Americas RAC segment were as follows:

	Years Ended December 31,		Percent Increase/(Decrease)
($ In millions, except as noted)	2025	2024	2025 vs. 2024
Total revenues	$6,759	$7,398	(9)%
Depreciation of revenue earning vehicles and lease charges, net	$1,574	$3,198	(51)
Direct vehicle and operating expenses	$4,461	$4,726	(6)
Direct vehicle and operating expenses as a percentage of total revenues	66%	64%
Non-vehicle depreciation and amortization	$96	$109	(12)
Selling, general and administrative expenses	$504	$482	4
Selling, general and administrative expenses as a percentage of total revenues	7%	7%
Vehicle interest expense	$510	$479	6
(Gain) from the sale of non-vehicle capital assets	$(144)	$—	NM
Legal settlement	$(154)	$—	NM
Long-Lived Assets impairment	$—	$865	(100)
Adjusted EBITDA	$(172)	$(1,357)	(87)
Transaction Days (in thousands)(b)	119,473	124,767	(4)
Average Vehicles (in whole units)(c)	422,346	453,706	(7)
Average Rentable Vehicles (in whole units)(c)	400,355	426,017	(6)
Vehicle Utilization(c)	82%	80%
Total RPD (in dollars)(d)	$56.49	$59.17	(5)
Total RPU Per Month (in whole dollars)(e)	$1,405	$1,444	(3)
Depreciation Per Unit Per Month (in whole dollars)(f)	$310	$587	(47)
Percentage of program vehicles as of period end	11%	7%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Total Americas RAC revenues decreased $639 million in 2025 compared to 2024 due primarily to lower pricing and lower volume. Total RPD and Transaction Days declined across most customer channels in 2025 compared to 2024. Airport revenues comprised 68% and 69% of total revenues for the segment in 2025 and 2024, respectively.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC decreased $1.6 billion in 2025 compared to 2024 due primarily to (i) impacts from our fleet refresh reducing the capital cost of newly acquired vehicles and strengthening of residual values at the expected time of disposal resulting from market improvements, (ii) per unit gains on vehicle dispositions recognized in 2025 compared to per unit losses recognized in the same period in 2024 resulting in part from the disposition of vehicles through a more optimized channel mix, (iii) lower Average Vehicles and (iv) write-downs on the carrying values of the EVs classified as held for sale in 2024.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DOE for Americas RAC decreased $265 million in 2025 compared to 2024 due primarily to lower volume, reduced self-insurance liabilities as a result of adverse experience and case development and decreased collision and damage charges, partially offset by increased facility rent expense resulting in part from sale leaseback transactions in 2025.

Non-vehicle depreciation and amortization decreased $13 million in 2025 compared to the same period in 2024 due primarily to certain asset retirements in 2024 resulting in an increase in assets that were fully depreciated in 2025.

SG&A for Americas RAC increased $22 million in 2025 compared to 2024 due primarily to increased professional fees, higher personnel costs and increased advertising spend, partially offset by lower restructuring related charges.

Vehicle interest expense for Americas RAC increased $31 million in 2025 compared to 2024 due primarily to higher average rates due in part to the issuance of the HVF III 2025 Notes, partially offset by lower market rates and lower debt levels.

Americas RAC recognized a gain of $144 million on the sale of certain non-vehicle capital assets, primarily during the second and third quarters of 2025, as disclosed in Note 3, "Divestitures," in Part II, Item 8 of this 2025 Annual Report.

Americas RAC recognized a gain of $154 million in 2025 related to the receipt of a legal settlement distribution in connection with our participation in a class action settlement, as disclosed in Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2025 Annual Report.

Americas RAC recognized an impairment charge of $865 million in 2024 associated with certain long-lived assets, of which $740 million and $125 million related to its revenue earning vehicles and ROU assets, respectively. See Note 4, "Long-Lived Assets Impairment," in Part II, Item 8 of this 2025 Annual Report for further details.

International RAC

As of December 31, 2025, our International RAC operations had approximately 6,300 company-operated and franchisee locations, comprised of 1,500 airport and 4,800 off airport locations in over 110 countries and jurisdictions, including Africa, Asia, Australia, Europe, the Middle East and New Zealand.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of operations and our discussion and analysis for our International RAC segment were as follows:

	Years Ended December 31,		Percent Increase/(Decrease)
($ In millions, except as noted)	2025	2024	2025 vs. 2024
Total revenues	$1,745	$1,651	6%
Depreciation of revenue earning vehicles and lease charges, net	$353	$413	(15)
Direct vehicle and operating expenses	$1,031	$971	6
Direct vehicle and operating expenses as a percentage of total revenues	59%	59%
Non-vehicle depreciation and amortization	$14	$13	2
Selling, general and administrative expenses	$228	$244	(6)
Selling, general and administrative expenses as a percentage of total revenues	13%	15%
Vehicle interest expense	$98	$111	(12)
Long-Lived Assets impairment	$—	$183	(100)
Adjusted EBITDA	$124	$31	NM
Transaction Days (in thousands)(b)	29,813	29,104	2
Average Vehicles (in whole units)(c)	105,033	106,573	(1)
Average Rentable Vehicles (in whole units)(c)	103,704	104,661	(1)
Vehicle Utilization(c)	79%	76%
Total RPD (in dollars)(d)	$54.70	$54.48	—
Total RPU Per Month (in whole dollars)(e)	$1,311	$1,262	4
Depreciation Per Unit Per Month (in whole dollars)(f)	$260	$311	(16)
Percentage of program vehicles as of period end	24%	26%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.
NM - Not meaningful

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Total revenues for International RAC increased $94 million in 2025 compared to 2024, due primarily to higher volume resulting from increases primarily in our leisure channel in 2025 compared to 2024. Total revenues for International RAC were also impacted by a favorable $47 million foreign currency impact in 2025.

Depreciation of revenue earning vehicles and lease charges, net for International RAC decreased $60 million in 2025 compared to 2024 due primarily to (i) per unit gains recognized on vehicle dispositions in 2025 compared to per unit losses recognized in the same period in 2024 and (ii) changes in fleet mix.

DOE for International RAC increased $60 million in 2025 compared to 2024 due primarily to higher facility rent costs, increased maintenance costs and increased volume.

SG&A for International RAC decreased $16 million in 2025 compared to 2024 due primarily to decreased restructuring related charges, partially offset by expenses incurred related to an unfavorable litigation ruling in the third quarter of 2025.

Vehicle interest expense for International RAC decreased $13 million in 2025 compared to 2024 due primarily to lower debt levels and lower market rates.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
International RAC recognized an impairment charge of $183 million in 2024 associated with its revenue earning vehicles. See Note 4, "Long-Lived Assets Impairment," in Part II, Item 8 of this 2025 Annual Report for further details.

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
HERTZ

	Years Ended December 31,
(In millions)	2025	2024
Net income (loss)	$(703)	$(3,137)
Adjustments:
Income tax provision (benefit)	(83)	(375)
Non-vehicle depreciation and amortization	117	139
Non-vehicle debt interest, net(1)	498	375
Vehicle debt-related charges(2)	46	45
Restructuring and restructuring related charges(3)	18	66
Unrealized (gains) losses on financial instruments(4)	(37)	7
Gain on sale of non-vehicle capital assets(5)	(144)	—
Legal settlement(6)	(154)	—
Bankruptcy-related litigation reserve(7)	24	292
Long-Lived Assets impairment(8)	—	1,048
Non-cash stock-based compensation forfeitures(9)	—	(64)
Other items(10)	79	63
Adjusted Corporate EBITDA	$(339)	$(1,541)

HERTZ GLOBAL

	Years Ended December 31,
(In millions)	2025	2024
Net income (loss)	$(747)	$(2,862)
Adjustments:
Income tax provision (benefit)	(83)	(375)
Non-vehicle depreciation and amortization	117	139
Non-vehicle debt interest, net(1)	498	375
Vehicle debt-related charges(2)	46	45
Restructuring and restructuring related charges(3)	18	66
Unrealized (gains) losses on financial instruments(4)	(37)	7
Gain on sale of non-vehicle capital assets(5)	(144)	—
Legal settlement(6)	(154)	—
Bankruptcy-related litigation reserve(7)	24	292
Long-Lived Assets impairment(8)	—	1,048
Non-cash stock-based compensation forfeitures(9)	—	(64)
Change in fair value of Public Warrants(11)	44	(275)
Other items(10)	79	63
Adjusted Corporate EBITDA	$(339)	$(1,541)

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
(4)Represents unrealized (gains) losses on derivative financial instruments. In 2025, also includes gains (losses) related to the fair value of the Exchange Features 2029 and the Exchange Feature 2030. See Note 12, "Financial Instruments," in Part II, Item 8 of this 2025 Annual Report.
(5)Represents the gains on sales of certain non-vehicle capital assets sold in 2025 and 2023. See Note 3, "Divestitures," in Part II, Item 8 of this 2025 Annual Report.
(6)Represents the gain related to the receipt of a legal settlement distribution in September 2025 in connection with the Company’s participation in a class action settlement. See Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2025 Annual Report.
(7)Represents an increase to an existing bankruptcy-related litigation reserve initially recorded in September 2024, including interest that continues to accrue during each subsequent reporting period. See Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2025 Annual Report.
(8)Represents Long-Lived Assets impairment charges recognized in the third quarter of 2024. See Note 4, "Long-Lived Assets Impairment," in Part II, Item 8 of this 2025 Annual Report.
(9)Represents former CEO awards forfeited in March 2024. See Note 9, "Stock-Based Compensation," in Part II, Item 8 of this 2025 Annual Report.
(10)Represents miscellaneous items. For 2025, primarily includes a pension plan settlement reserve adjustment, a one-time settlement agreement to restructure an IT contract, certain IT-related charges, cloud computing costs, an unfavorable litigation ruling and certain concession-related adjustments. For 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related vehicle damages, partially offset by a loss recovery settlement and certain litigation settlements.
(11)Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants, as disclosed in Note 13, "Fair Value Measurements," in Part II, Item 8 of this 2025 Annual Report.

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

	Americas RAC		International RAC
	Years Ended December 31,
	2025	2024	2025	2024
Transaction Days (in thousands)	119,473	124,767	29,813	29,104
Average Rentable Vehicles (in whole units)	400,355	426,017	103,704	104,661
Number of days in period (in whole units)	365	366	365	366
Available Car Days (in thousands)	146,157	155,935	37,885	38,321
Vehicle Utilization	82%	80%	79%	76%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(d)    Total RPD is calculated as revenues, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates ("Total Revenues - adjusted for foreign currency"), divided by the total number of Transaction Days. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. The calculation of Total RPD is shown below:

	Americas RAC		International RAC
	Years Ended December 31,
($ in millions, except as noted)	2025	2024	2025	2024
Revenues	$6,759	$7,398	$1,745	$1,651
Foreign currency adjustment(1)	(10)	(16)	(114)	(65)
Total Revenues-adjusted for foreign currency	$6,749	$7,382	$1,631	$1,586
Transaction Days (in thousands)	119,473	124,767	29,813	29,104
Total RPD (in dollars)	$56.49	$59.17	$54.70	$54.48
(1)Based on December 31, 2024 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues - adjusted for foreign currency divided by the Average Rentable Vehicles in each period and then divided by the number of months in the period reported.

	Americas RAC		International RAC
	Years Ended December 31,
($ in millions, except as noted)	2025	2024	2025	2024
Total Revenues-adjusted for foreign currency	$6,749	$7,382	$1,631	$1,586
Average Rentable Vehicles (in whole units)	400,355	426,017	103,704	104,661
Total revenue per unit (in whole dollars)	$16,856	$17,328	$15,726	$15,150
Number of months in period (in whole units)	12	12	12	12
Total RPU Per Month (in whole dollars)	$1,405	$1,444	$1,311	$1,262

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

	Americas RAC		International RAC
	Years Ended December 31,
($ in millions, except as noted)	2025	2024	2025	2024
Depreciation of revenue earning vehicles and lease charges, net(1)	$1,574	$3,198	$353	$413
Foreign currency adjustment(2)	(1)	(2)	(25)	(16)
Adjusted depreciation of revenue earning vehicles and lease charges	$1,573	$3,196	$328	$397
Average Vehicles (in whole units)	422,346	453,706	105,033	106,573
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$3,724	$7,044	$3,123	$3,729
Number of months in period (in whole units)	12	12	12	12
Depreciation Per Unit Per Month (in whole dollars)	$310	$587	$260	$311
(1)Reflects four months of depreciation at post-impairment rates for the year ended December 31, 2024. See Note 4, "Long-Lived Assets Impairment," in Part II, Item 8 of this 2025 Annual Report.
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

Cash and Cash Equivalents

As of December 31, 2025, we had $565 million of cash and cash equivalents and $602 million of restricted cash and cash equivalents. As of December 31, 2025, $231 million of cash and cash equivalents and $89 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We continue to assert non-permanent reinvestment of foreign earnings that give rise to excess cash, provided such cash can be remitted in a tax efficient manner.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations for the next twelve months and for the foreseeable future thereafter.

Cash Flows - Hertz

As of December 31, 2025 and 2024, Hertz had cash and cash equivalents of $565 million and $591 million, respectively, and restricted cash and cash equivalents of $602 million and $541 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Years Ended December 31,		2025 vs. 2024
(In millions)	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$1,628	$2,226	$(598)
Investing activities	(1,995)	(2,929)	934
Financing activities	370	655	(285)
Effect of exchange rate changes	32	(26)	58
Net change in cash and cash equivalents and restricted cash and cash equivalents	$35	$(74)	$109

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

During 2025, cash flows from operating activities decreased $598 million period over period due primarily to a $190 million change in net income, as adjusted for non-cash and non-operating items and a $408 million change in working capital accounts. Cash flows from working capital accounts decreased due primarily to an increase to an existing bankruptcy-related litigation reserve recorded in the third quarter of 2024 and an increase in self-insurance liabilities as a result of adverse experience and case development in 2024, partially offset by a reduction in value added tax ("VAT") receivables due primarily to VAT refunds received in 2025.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During 2025, there was a $934 million decrease in the cash used in investing activities period over period due primarily to a $749 million decrease in revenue earning vehicle expenditures, net. The decrease in cash used by revenue earning vehicle expenditures, net, resulted primarily from per unit gains on vehicle dispositions recognized in 2025 compared to per unit losses recognized in 2024, higher fleet prepayments in 2024 due in part to our fleet rotation initiatives and changes to fleet working capital due to timing, partially offset by increased vehicle acquisitions. Cash used in investing activities also decreased period over period due to $177 million of increased proceeds primarily

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
from the disposition of certain non-vehicle capital assets in 2025 compared to 2024, as disclosed in Note 3, "Divestitures," in Part II, Item 8 of this 2025 Annual Report.

Net financing cash inflows were $370 million in the 2025 compared to $655 million in 2024. The $285 million decrease in cash inflows is due primarily to a $1.3 billion decrease in net proceeds from non-vehicle debt resulting from fewer issuances of non-vehicle debt in 2025 compared to 2024. Cash flows from financing activities were also impacted by an increase of $1.1 billion in net proceeds from vehicle debt largely resulting from more issuances of HVF III medium term notes in 2025 compared to 2024.

Cash Flows - Hertz Global

As of December 31, 2025 and 2024, Hertz Global had cash and cash equivalents of $565 million and $592 million, respectively, and restricted cash and cash equivalents of $602 million and $541 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for Hertz Global for the periods shown:

	Years Ended December 31,		2025 vs. 2024
(In millions)	2025	2024	$ Change
Cash provided by (used in):
Operating activities	$1,625	$2,224	$(599)
Investing activities	(1,995)	(2,929)	934
Financing activities	372	658	(286)
Effect of exchange rate changes	32	(26)	58
Net change in cash and cash equivalents and restricted cash and cash equivalents	$34	$(73)	$107

Fluctuations in operating, investing and financing cash flows from period to period were due to the same factors as those disclosed for Hertz above, with the exception of any cash inflows or outflows related to the issuance or repurchase of our common stock and the exercise of Public Warrants. See Note 17, "Equity and Earnings (Loss) Per Common Share – Hertz Global," and Note 18, "Public Warrants – Hertz Global," in Part II, Item 8 of this 2025 Annual Report.

Public Warrants

As of December 31, 2025, approximately 82,700,000 Public Warrants remain outstanding with an exercise price of $13.61. As of December 31, 2025, there has been approximately 6,300,000 Public Warrants exercised since their original issuance in June 2021. The outstanding warrants are exercisable through June 30, 2051. As of December 31, 2025, the exercise price is $13.61.

At-the-Market ("ATM") Equity Offering Program

In May 2025, Hertz Global filed a Form S-3 Registration Statement as well as a prospectus supplement covering the offering, issuance and sale of up to a maximum aggregate offering price of $250 million shares of Hertz Global common stock par value $0.01 per share that may be issued and sold from time to time under an equity distribution agreement with various banking institutions, acting as the Company's agents, through an ATM offering program (the "ATM Program"). As of December 31, 2025, no shares of Hertz Global common stock had been sold under the ATM Program.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Debt Financing

See Note 7, "Debt," in Part II, Item 8 of this 2025 Annual Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of December 31, 2025.

Cash paid for interest on non-vehicle debt during 2025 compared to 2024 was $463 million and $287 million, respectively. The $176 million increase in cash paid for non-vehicle debt interest is due primarily to higher debt levels in 2025 resulting from the issuance of the First Lien Senior Notes in 2024. Cash paid for interest on vehicle debt during 2025 compared to 2024 was $541 million and $511 million, respectively. The $30 million increase in cash paid for vehicle debt interest is due primarily to higher debt levels resulting from the issuances of HVF III medium term notes in 2025 and the second half of 2024, partially offset by lower debt levels and interest rates associated with the European ABS.

A substantial portion of our liquidity requirements arise from servicing our indebtedness, funding our operations, including purchases of revenue earning vehicles, and funding non-vehicle capital expenditures. We expect to maintain heightened levels of indebtedness into 2026. For a discussion of the risks associated with our high leverage, see Item 1A, "Risk Factors" in this 2025 Annual Report.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	As of December 31, 2025	As of December 31, 2024
Cash and cash equivalents	$565	$591
Availability under the First Lien RCF	924	1,251
Corporate liquidity(1)	$1,489	$1,842
(1)    In January 2026, we made a payment for the stipulated amount of $346 million in connection with the case captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et. al., as further disclosed in Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of this 2025 Annual Report. The payment was funded through borrowings under the First Lien RCF.

Non-vehicle Debt

Approximately $284 million of our outstanding non-vehicle debt is scheduled to mature during the twelve months following the issuance of this 2025 Annual Report. We have reviewed our debt facilities for non-vehicle debt and determined that it is probable that we will be able, and have the intent, to refinance these facilities at such times as we determine appropriate prior to maturity.

Significant financing activities during the year ended December 31, 2025 for our non-vehicle debt are below.

First Lien Credit Agreement / First Lien RCF

On April 1, 2025, an amendment to the First Lien Credit Agreement, which was entered into in April 2024 ("Amendment No. 8"), expired. Amendment No. 8 contained a minimum liquidity covenant of $400 million for each month ending in the second and third quarters of 2024 and $500 million for each month ending in the fourth quarter of 2024 and the first quarter of 2025. Amendment No. 8 also temporarily amended Hertz's compliance with a financial covenant consisting of a ratio of first lien debt to Consolidated EBITDA ("the First Lien Ratio"), as defined within the First Lien Credit Agreement and may be materially different than Adjusted Corporate EBITDA presented in Part II, Item 7 of this 2025 Annual Report, to require a ratio of less than or equal to 5.0x in the second and third quarters of 2024 and 4.75x in the fourth quarter of 2024 and first quarter of 2025. Upon expiration of Amendment No. 8, the First Lien Ratio reverted to a requirement of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year.

In May 2025, the First Lien Credit Agreement was amended ("Amendment No. 10"), which provided for the extension of the maturity date of $1.7 billion of commitments under our existing $2.0 billion First Lien RCF from

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
June 2026 to March 2028, subject to a springing maturity date (as defined in the First Lien Credit Agreement) and makes certain other amendments to the First Lien Credit Agreement. We will have access to up to $2.0 billion under the First Lien RCF until June 2026, and thereafter the aggregate amount of commitments under the First Lien RCF will be $1.7 billion until March 2028, after giving effect to the terms of Amendment No. 10.

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

Exchangeable Notes Due 2029

In June 2024, Hertz issued $250 million in aggregate principal amount of the Exchangeable Notes Due 2029. The Exchangeable Notes Due 2029 bear PIK interest payable semi-annually in arrears on January 15 and July 15 (the "Semi-annual PIK Event"), which began in January 2025, whereby PIK interest increases the principal amount of the Exchangeable Notes Due 2029 upon each Semi-annual PIK Event. In connection with Semi-annual PIK Events in the first and third quarter of 2025, we increased the principal amount of the Exchangeable Notes Due 2029 by $11 million and $10 million, respectively.

Upon issuance, the Company bifurcated the Exchange Feature 2029, as defined in Note 13, "Fair Value Measurements," in Part II, Item 8 of this 2025 Annual Report, from the Exchangeable Notes Due 2029 for accounting purposes utilizing applicable guidance. As a result, the Company recognized a debt discount of $68 million within non-vehicle debt, representing the initial fair value of the Exchange Feature 2029. Additionally, for each Semi-annual PIK Event, we bifurcate an associated embedded derivative (the "Exchange Feature 2029 PIK") from the Exchangeable Notes Due 2029 for accounting purposes utilizing applicable guidance. As a result, we recognized a debt discount of $11 million within non-vehicle debt representing the initial fair value. See Note 13, "Fair Value Measurements," in Part II, Item 8 of this 2025 Annual Report for further details.

The net carrying amount of the Exchangeable Notes consists of the following:

(In millions)	December 31, 2025	December 31, 2024
Principal	$250	$250
Non-cash PIK interest	21	—
Unamortized debt discounts and issuance costs(1)	(12)	(13)
Unamortized discounts associated with the Exchange Features 2029(2)	(67)	(65)
Fair value of the Exchange Features 2029(3)	78	61
Net carrying amount	$270	$233
(1)    Debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(2)    Reflects the unamortized discount associated with the Exchange Features 2029, as defined in Note 13, "Fair Value Measurements," in Part II, Item 8 of this 2025 Annual Report, net of accretive interest which is amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(3)    Refer also to Note 13, "Fair Value Measurements," in Part II, Item 8 of this 2025 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Interest expense recognized for the Exchangeable Notes Due 2029 consists of the following:

	Year Ended December 31,
(In millions)	2025	2024	2023
Non-cash PIK interest	$21	$10	$—
Amortization of debt discount and debt issuance costs	2	1	—
Accretive interest	9	3	—
(Gain) loss on fair value of the Exchange Features 2029(1)	6	(7)	—
Total	$38	$7	$—
(1)    Refer also to Note 13, "Fair Value Measurements," in Part II, Item 8 of this 2025 Annual Report.

Exchangeable Notes Due 2030

In September 2025, Hertz issued $425 million in aggregate principal amount of the Exchangeable Notes Due 2030, which are guaranteed by Hertz Holdings, Rental Car Intermediate Holdings, LLC and each of Hertz's existing and future, direct and indirect, U.S. subsidiaries that are guarantors under the First Lien Credit Agreement. The Exchangeable Notes Due 2030 bear interest at a rate of 5.500% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The Exchangeable Notes Due 2030 mature on October 1, 2030 (the "Maturity Date 2030"), unless earlier repurchased, redeemed or exchanged (the "Exchange Feature 2030"), in accordance with their terms prior to the Maturity Date 2030.

Prior to July 1, 2030, the Exchangeable Notes Due 2030 will be exchangeable only upon satisfaction of certain conditions and during certain periods. Thereafter, the Exchangeable Notes Due 2030 will be exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the Maturity Date 2030. The Exchangeable Notes Due 2030 will be exchangeable by holders into shares of Hertz Global common stock, cash or a combination of common stock and cash, at Hertz's election, at an initial exchange rate of 108.2808 shares per $1,000 principal amount of Exchangeable Notes Due 2030, corresponding to an initial exchange price of $9.24 per share of Hertz Global common stock, subject to adjustment upon the occurrence of certain events.

Hertz may not redeem the Exchangeable Notes Due 2030 prior to October 6, 2028. On or after October 6, 2028 and on or prior to the 26th scheduled trading day immediately preceding the Maturity Date 2030, if the last reported sale price per share of Hertz Global common stock has been at least 130% of the exchange price for the Exchangeable Notes Due 2030 for certain specified periods and certain other conditions are satisfied, Hertz may redeem all or a portion (subject to certain limitations) of the Exchangeable Notes Due 2030. The redemption will be at a cash redemption price equal to the principal amount of the Exchangeable Notes Due 2030 to be redeemed plus accrued and unpaid interest on such Exchangeable Notes Due 2030 to, but not including, the redemption date.

Upon issuance, we bifurcated the Exchange Feature 2030 from the Exchangeable Notes Due 2030 for accounting purposes utilizing applicable guidance. As a result, we recognized a debt discount within non-vehicle debt representing the initial fair value of the Exchange Feature 2030. As of December 31, 2025, the fair value of the Exchange Feature 2030 was $54 million. See Note 13, "Fair Value Measurements," in Part II, Item 8 of this 2025 Annual Report for further details.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The net carrying amount of the Exchangeable Notes Due 2030 consists of the following:

(In millions)	December 31, 2025	December 31, 2024
Principal	$425	$—
Unamortized debt issuance costs(1)	(20)	—
Unamortized discounts associated with the Exchange Feature 2030(2)	(99)	—
Fair value of the Exchange Feature 2030(3)	54	—
Net carrying amount	$360	$—
(1)    Debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(2)    Reflects the unamortized discount associated with the Exchange Feature 2030, net of accretive interest which is amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(3)    As further disclosed in Note 13, "Fair Value Measurements," in Part II, Item 8 of this 2025 Annual Report.

Interest expense recognized for the Exchangeable Notes Due 2030 consists of the following:

	Year ended December 31,
(In millions)	2025	2024	2023
Contractual interest expense	$6	$—	$—
Amortization of debt issuance costs	1	—	—
Accretive interest	4	—	—
(Gain) loss on fair value of Exchange Feature 2030(1)	(49)	—	—
Total	$(38)	$—	$—
(1)    As further disclosed in Note 13, "Fair Value Measurements," in Part II, Item 8 of this 2025 Annual Report.

Letters of Credit

As of December 31, 2025, there were outstanding standby letters of credit totaling $995 million comprised primarily of $681 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of December 31, 2025, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of December 31, 2025, none of the issued letters of credit have been drawn upon.

Hertz also has access to various unsecured letter of credit facilities ("Standby LCs"), in which, at Hertz's option and under the terms of the facilities, Hertz may request letters of credit be issued for itself and on behalf of certain of its subsidiaries up to the committed amounts of the facilities. In February 2026, Hertz increased the committed amounts under its Standby LCs by approximately $200 million.

Vehicle Debt

Significant financing activities during the year ended December 31, 2025 for our vehicle debt were as follows:

Americas RAC

Approximately $3.1 billion of the outstanding vehicle debt in our Americas RAC segment is scheduled to mature during the twelve months following the issuance of this 2025 Annual Report. We have reviewed our debt facilities and determined that it is probable that we will be able, and have the intent, to refinance these facilities at such times as we determine appropriate prior to maturity.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
HVF III U.S. Vehicle Variable Funding Notes

In May 2025, HVF III amended the HVF III Series 2021-A Notes, which provided for the extension of the maturity date of $2.9 billion of aggregate commitments of Class A Notes from April 2026 to May 2027. In August 2025, $780 million in non-extending commitments were voluntarily terminated.

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

In December 2025, HVF III issued the Series 2025-5 (Class A, Class B, Class C and Class D) and Series 2025-6 Notes (Class A, Class B, Class C and Class D) in aggregate principal amounts of $450 million and $550 million with maturity dates of May 2029 and May 2031, respectively.

There is subordination within each of the preceding series based on class.

Hertz Canadian Securitization

In May 2025, the Hertz Canadian Securitization was amended to extend the maturity date to April 2027.

International RAC

Approximately $67 million of the outstanding vehicle debt in our International RAC segment is scheduled to mature during the twelve months following the issuance of this 2025 Annual Report. We have reviewed our debt facilities and determined that it is probable that we will be able, and have the intent, to refinance these facilities at such times as we determine appropriate prior to maturity.

European ABS

In May 2025, the European ABS was amended to provide for the extension of the maturity date of total aggregate maximum borrowings of €1.2 billion, inclusive of the addition of Class B Notes, to April 2027. In August 2025, €129 million in non-extending commitments were voluntarily terminated.

In July 2025, the European ABS was amended for the issuance of Class C Notes in an aggregate principal amount of €100 million. The Class C Notes can be drawn and repaid on a revolving basis and have a maturity date of April 2027. After giving effect to the issuance of the Class C Notes, total aggregate maximum borrowings available under the European ABS are €1.3 billion until April 2027. The Class C Notes are subordinate to the Class A Notes and Class B Notes.

Australian Securitization

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
In June 2025, the Australian Securitization was amended to extend the maturity date to June 2027.

New Zealand RCF

In August 2025, the New Zealand RCF was amended to extend the maturity date to August 2027.

U.K. ABS

In December 2024, HFF entered into the U.K. ABS. Upon issuance, the U.K. ABS was not funded. During the first quarter of 2025, the U.K. ABS aggregate maximum borrowings were increased to £215 million.

In December 2025, the U.K. ABS was amended to extend the maturity date to March 2028.

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: the First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Amendment No. 8 temporarily increased the First Lien Ratio and contained a minimum liquidity covenant, which expired, as expected, on the first day of the second quarter of 2025, as discussed above. Additionally, Amendment No. 10 requires a minimum liquidity covenant, consistent with Amendment No. 8, and will sunset upon the end of the Relief Period, as discussed above. As of December 31, 2025, we were in compliance with the First Lien Ratio. As of December 31, 2025, we were in compliance with the minimum liquidity covenant, as discussed above.

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

As of December 31, 2025, we were in compliance with all covenants under the terms of agreements governing the respective Corporate Indebtedness.

Vehicle Financing Risks

Our program vehicles are subject to repurchase by vehicle manufacturers under contractual repurchase or guaranteed depreciation programs. Under these programs, vehicle manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during a specified time period, typically subject to certain vehicle condition and mileage requirements. We use values derived from this specified price or guaranteed depreciation rate to calculate financing capacity under certain asset-backed financing arrangements.

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

We rely significantly on asset-backed financing arrangements to purchase vehicles for our U.S. and international vehicle rental fleets. For further information concerning our asset-backed financing programs and our indebtedness, see Note 7, "Debt," in Part II, Item 8 of this 2025 Annual Report. For a discussion of the risks associated with our reliance on asset-backed financing and the significant amount of indebtedness, see Item 1A, "Risk Factors" in this 2025 Annual Report.

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the annual periods shown.

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Proceeds (Expenditures)
2025	$(10,183)	$8,086	$(2,097)
2024	(10,524)	7,678	(2,846)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Years Ended December 31,		2025 vs. 2024
($ in millions)	2025	2024	$ Change	% Change
Americas RAC	$(2,023)	(2,766)	$743	(27)
International RAC	(74)	(80)	6	(8)
Total	$(2,097)	(2,846)	$749	(26)

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Proceeds from the disposal of revenue earning vehicles increased $408 million, or 5%, in 2025 compared to the same period in 2024, primarily in our Americas RAC segment resulting in part from per unit gains on vehicle dispositions recognized in 2025 compared to per unit losses recognized in 2024. Revenue earning vehicle expenditures decreased $341 million, or 3%, in 2025 compared to 2024, primarily in our Americas RAC segment, resulting from higher fleet prepayments in 2024 due in part to fleet rotation initiatives and changes to fleet working capital due to timing, partially offset by increased vehicle acquisitions.

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

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2025	$(97)	$200	$103
2024	(105)	23	(82)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Years Ended December 31,		2025 vs. 2024
($ in millions)	2025	2024	$ Change	% Change
Americas RAC	$95	$(60)	$155	NM
International RAC	11	(13)	24	NM
Corporate	(3)	(9)	6	(67)
Total	$103	(82)	$185	NM
NM - Not meaningful

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

The change in non-vehicle capital asset expenditures, net in 2025 compared to 2024 is primarily due to a $177 million increase in proceeds resulting largely from the disposition of certain non-vehicle capital assets in our Americas RAC segment, as disclosed in Note 3, "Divestitures," in Part II, Item 8 of this 2025 Annual Report.

CONTRACTUAL AND OTHER OBLIGATIONS

The following table details our material cash requirements for our contractual and other obligations as of December 31, 2025:

		Payments Due by Period
(In millions)	Total	2026	2027 to 2028	2029 to 2030	After 2030
Vehicles:
Debt obligation	$11,679	$2,901	$6,418	$1,902	$458
Interest on debt(1)	1,250	544	538	162	6
Non-Vehicle:
Debt obligation	5,524	284	2,288	2,946	6
Interest on debt(1)	1,496	439	739	295	23
Minimum fixed obligations for operating leases	4,601	610	949	613	2,429
Commitments to purchase vehicles(2)	9,394	9,394	—	—	—
Purchase obligations and other(3)	496	327	148	3	18
Total	$34,440	$14,499	$11,080	$5,921	$2,940
(1)    Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and interest rates on the debt as of December 31, 2025. See Note 7, "Debt," in Part II, Item 8 of this 2025 Annual Report for further details.
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

The table excludes pension benefit obligations as disclosed in Note 8, "Employee Retirement Benefits," in Part II, Item 8 of this 2025 Annual Report.

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

EMPLOYEE RETIREMENT BENEFITS

Pension

We sponsor defined benefit pension plans worldwide. Pension obligations give rise to expenses that are dependent on assumptions discussed in Note 8, "Employee Retirement Benefits," in Part II, Item 8 of this 2025 Annual Report.

Our 2025 worldwide net periodic pension expense included in the accompanying consolidated statement of operations for the year ended December 31, 2025 was $6 million compared to $9 million in 2024 resulting in part from curtailment gains associated with our international plans.

The funded status (i.e., the dollar amount by which the projected benefit obligations exceeded the market value of pension plan assets) of the Hertz Retirement Plan, as defined in Note 8, "Employee Retirement Benefits," in Part II, Item 8 of this 2025 Annual Report, increased in December 31, 2025 compared with December 31, 2024 due primarily to increased returns on plan assets. We contributed $9 million to the Hertz Retirement Plan during 2025,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
and we do not anticipate contributing to the Hertz Retirement Plan during 2026. For the international plans, we anticipate contributing approximately $4 million during 2026. The level of 2026 and future contributions will vary and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

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

The following accounting policies involve a higher degree of judgment and complexity in their application, unless otherwise noted below, and therefore, represent the critical accounting policies used in the preparation of our consolidated financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For additional discussion of our critical accounting policies, as well as our significant accounting policies, see Note 2, "Significant Accounting Policies," in Part II, Item 8 of this 2025 Annual Report.

Revenue Earning Vehicles

Our principal assets are revenue earning vehicles, which represented approximately 56% of our total assets as of December 31, 2025. Revenue earning vehicles consist of vehicles utilized in our vehicle rental operations. For the year ended December 31, 2025, 26% of the vehicles purchased for our combined U.S. and International vehicle rental fleets were vehicles purchased under repurchase or guaranteed depreciation programs with vehicle manufacturers, or program vehicles.

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

Recoverability of Goodwill and Indefinite-lived Intangible Assets

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event, as defined by Accounting Standards Codification ("ASC") 350 – Intangibles, Goodwill and Other ("ASC 350"), we test the recoverability of our goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using Level 3 inputs, as described in Part II, Item 8 of this 2025 Annual Report, under the U.S. GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including projected revenues, projected cash flows, long-term growth rates, royalty rates and discount rates, which we deem reasonable for this purpose.

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

We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment or a loss of a tax attribute or deduction that is materially different from our current estimate of the unrecognized tax benefits. These differences will be reflected as increases or decreases to income tax expense in the period in which the change in judgment occurs.

On July 4, 2025, the OBBBA was enacted, reinstating full bonus depreciation, allowing interest deductions based on EBITDA, expensing R&D costs and modifying certain international provisions of the Code. As a result, we expect federal cash taxes to decrease in the near term, assuming fleet investments are maintained or increased from current levels. These provisions are also expected to increase deferred tax assets, such as net operating losses, and may necessitate additional valuation allowances depending on future taxable income and loss trends.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, "Significant Accounting Policies—Recently Issued Accounting Pronouncements," in Part II, Item 8 of this 2025 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

For a discussion of additional risks arising from our operations, including vehicle liability, general liability and property damage insurable risks, see “Item 1—Business—Insurance and Risk Management” included in this 2025 Annual Report.

MARKET RISKS

We are exposed to a variety of market risks, including the effects of changes in interest rates (including credit spreads), foreign currency exchange rates, market price movements of Hertz Global common stock and fluctuations in fuel prices. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. Although the instruments utilized involve varying degrees of credit, market and interest risk, we contract with multiple counterparties to mitigate concentrations of risk and the counterparties to the agreements are expected to perform fully under the terms of the agreements. We monitor counterparty credit risk, including lenders, on a regular basis, but cannot be certain that all risks will be discerned or that our risk management policies and procedures will always be effective.

Interest Rate Risk

We have a significant amount of indebtedness with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on Secured Overnight Financing Rate ("SOFR"), Euro inter-bank offer rate ("EURIBOR") or their equivalents for local currencies or bank conduit commercial paper rates plus an applicable margin. Increase in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. See Note 7, "Debt," in Part II, Item 8 of this 2025 Annual Report.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our debt portfolio, cash equivalents and investments as of December 31, 2025, our pre-tax operating results would decrease by an estimated $48 million over a twelve-month period.

From time to time, we enter into interest rate swap and/or interest rate cap agreements to manage interest rate risk and our mix of fixed and floating rate debt. See Note 12, "Financial Instruments," in Part II, Item 8 of this 2025 Annual Report.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Australian dollar and British pound resulting from intercompany transactions and other cross currency obligations. We do not hedge our operating results against currency movement as they are primarily translational in nature. Assuming a hypothetical change of one percentage point to the foreign currency exchange rates on our intercompany loan balance as of December 31, 2025, our pre-tax operating results would increase (decrease) by approximately $4 million. Additionally, each one percentage point change in foreign currency movements is estimated to impact our Adjusted Corporate EBITDA by an estimated $1 million over a twelve-month period.

We manage our foreign currency exchange risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate. We may also purchase foreign currency exchange rate derivative financial instruments to manage exposure to fluctuations in foreign currency exchanges rates. See Note 12, "Financial Instruments," in Part II, Item 8 of this 2025 Annual Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Equity Price Risk

We have exposure to market price movements of Hertz Global common stock in connection with the Exchangeable Notes Due 2030. To manage our exposure, we have entered into capped call derivative financial instruments, the Capped Call Transactions 2030. The Capped Call Transactions 2030 are classified as Level 3 in the fair value hierarchy resulting from the use of expected volatility, an unobservable input. In general, holding other inputs constant, an increase (decrease) in expected volatility would result in a higher (lower) fair value measurement, respectively. See Note 12, "Financial Instruments," and Note 13, "Fair Value Measurements," in Part II, Item 8 of this 2025 Annual Report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hertz Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hertz Global Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Calculation of Non-Program Depreciation on Revenue Earning Vehicles in the Americas Rental Car (“RAC”) Segment

Description of the Matter
For the year ended December 31, 2025, total depreciation of revenue earning vehicles and lease charges, net in the Americas RAC segment was $1,574 million. As discussed in Note 2 to the consolidated financial statements, depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, the effect of these conditions on residual values at the expected time of disposal and the estimated holding period for revenue earning vehicles. The Company’s revenue earning vehicles are comprised of vehicles that are subject to and are not subject to vehicle repurchase programs (“program vehicles” and “non-program vehicles,” respectively). For program vehicles, the manufacturers guarantee the depreciation rate during established repurchase or auction periods, versus non-program vehicles where the Company estimates the period that the Company will hold the asset and the residual value of the vehicle at the expected time of disposal.

Auditing the Company’s calculation of depreciation for non-program vehicles related to the Americas RAC segment was complex due to the significant estimation uncertainty and management’s judgment to determine the estimated residual values at the expected time of disposal. The significant estimation uncertainty was primarily due to management’s assumptions related to market conditions and their effect on estimated residual values. Additionally, auditing the calculation of depreciation was challenging due to the volume of data inputs utilized in management’s calculation and their assessment of significant assumptions, including historical sales data and estimated residual values from multiple sources, including third-party sources, at varying levels of disaggregation.

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

To test the depreciation calculation for non-program vehicles, our audit procedures included, among others, testing the completeness and accuracy of the underlying data by comparing historical sales data and vehicle information used in the calculation or in the assessment of significant assumptions to external sources and the Company’s records. We evaluated the reasonableness of the residual value estimates made by management through reviewing third-party data, the Company's vehicle sales history, subsequent vehicle sales, and inquiries of management. We considered potential contrary evidence associated with the significant assumptions and judgments made by management related to its residual value estimates based on our review of third-party industry information.

Valuation of Self-insured Liabilities – Public Liability, Property Damage, and Liability Insurance Supplement related to the Americas Rental Car (“RAC”) operations

Description of the Matter
As disclosed in Notes 2 and 15 to the consolidated financial statements, the Company’s self-insured liabilities primarily include public liability, property damage, and liability insurance supplement. The Company records liabilities for these matters based on actuarially determined assumptions using historical claims experience. The liabilities include estimates for both reported accident claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis. The estimated self-insured liabilities as of December 31, 2025 were $508 million related to the Americas RAC operations. The adequacy of the liabilities is monitored quarterly based on accident claim history. If the Company’s estimates change or if actual results differ, the amount of the recorded liabilities are adjusted to reflect these results.

Auditing the public liability, property damage, and liability insurance supplement components of the self-insured liabilities reserves related to the Americas RAC operations is complex and required the involvement of our actuarial specialists due to the complexity in the evaluation of the ultimate losses using actuarial assumptions.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s public liability, property damage, and liability insurance supplement self-insured liabilities estimation process related to the Americas RAC operations. For example, we tested controls over management’s review of the assumptions that are used in these self-insured liabilities calculations and the completeness and accuracy of the data underlying these self-insured liabilities.

To test the valuation of the public liability, property damage, and liability insurance supplement self-insured liabilities reserves related to the Americas RAC operations, we performed audit procedures that included, among others, involving our internal actuarial specialists to assist us in developing an independent range and evaluating the methods used by management and the reasonableness of the assumptions using historical claims experience. We compared the Company's reserves to an independent range of estimates developed by our actuarial specialists based on the underlying claims data and independently selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Tampa, Florida
February 26, 2026

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hertz Global Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hertz Global Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hertz Global Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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
February 26, 2026

THE HERTZ CORPORATION AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of The Hertz Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hertz Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

THE HERTZ CORPORATION AND SUBSIDIARIES

Calculation of Non-Program Depreciation on Revenue Earning Vehicles in the Americas Rental Car (“RAC”) Segment

Description of the Matter
For the year ended December 31, 2025, total depreciation of revenue earning vehicles and lease charges, net in the Americas RAC segment was $1,574 million. As discussed in Note 2 to the consolidated financial statements, depreciation rates are reviewed on a quarterly basis based on management’s ongoing assessment of present and estimated future market conditions, the effect of these conditions on residual values at the expected time of disposal and the estimated holding period for revenue earning vehicles. The Company’s revenue earning vehicles are comprised of vehicles that are subject to and are not subject to vehicle repurchase programs (“program vehicles” and “non-program vehicles,” respectively). For program vehicles, the manufacturers guarantee the depreciation rate during established repurchase or auction periods, versus non-program vehicles where the Company estimates the period that the Company will hold the asset and the residual value of the vehicle at the expected time of disposal.

Auditing the Company’s calculation of depreciation for non-program vehicles related to the Americas RAC segment was complex due to the significant estimation uncertainty and management’s judgment to determine the estimated residual values at the expected time of disposal. The significant estimation uncertainty was primarily due to management’s assumptions related to market conditions and their effect on estimated residual values. Additionally, auditing the calculation of depreciation was challenging due to the volume of data inputs utilized in management’s calculation and their assessment of significant assumptions, including historical sales data and estimated residual values from multiple sources, including third-party sources, at varying levels of disaggregation.

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

To test the depreciation calculation for non-program vehicles, our audit procedures included, among others, testing the completeness and accuracy of the underlying data by comparing historical sales data and vehicle information used in the calculation or in the assessment of significant assumptions to external sources and the Company’s records. We evaluated the reasonableness of the residual value estimates made by management through reviewing third-party data, the Company’s vehicle sales history, subsequent vehicle sales, and inquiries of management. We considered potential contrary evidence associated with the significant assumptions and judgments made by management related to its residual value estimates based on our review of third-party industry information.

Valuation of Self-insured Liabilities – Public Liability, Property Damage, and Liability Insurance Supplement related to the Americas Rental Car (“RAC”) operations

Description of the Matter
As disclosed in Notes 2 and 15 to the consolidated financial statements, the Company’s self-insured liabilities primarily include public liability, property damage, and liability insurance supplement. The Company records liabilities for these matters based on actuarially determined assumptions using historical claims experience. The liabilities include estimates for both reported accident claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis. The estimated self-insured liabilities as of December 31, 2025 were $508 million related to the Americas RAC operations. The adequacy of the liabilities is monitored quarterly based on accident claim history. If the Company’s estimates change or if actual results differ, the amount of the recorded liabilities are adjusted to reflect these results.

Auditing the public liability, property damage, and liability insurance supplement components of the self-insured liabilities reserves related to the Americas RAC operations is complex and required the involvement of our actuarial specialists due to the complexity in the evaluation of the ultimate losses using actuarial assumptions.

THE HERTZ CORPORATION AND SUBSIDIARIES

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s public liability, property damage, and liability insurance supplement self-insured liabilities estimation process related to the Americas RAC operations. For example, we tested controls over management’s review of the assumptions that are used in these self-insured liabilities calculations and the completeness and accuracy of the data underlying these self-insured liabilities.

To test the valuation of the public liability, property damage, and liability insurance supplement self-insured liabilities reserves related to the Americas RAC operations, we performed audit procedures that included, among others, involving our internal actuarial specialists to assist us in developing an independent range and evaluating the methods used by management and the reasonableness of the assumptions using historical claims experience. We compared the Company's reserves to an independent range of estimates developed by our actuarial specialists based on the underlying claims data and independently selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2019.

Tampa, Florida

February 26, 2026

THE HERTZ CORPORATION AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of The Hertz Corporation

Opinion on Internal Control Over Financial Reporting

We have audited The Hertz Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hertz Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Tampa, Florida
February 26, 2026

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$565	$592
Restricted cash and cash equivalents:
Vehicle	317	258
Non-vehicle	285	283
Total cash and cash equivalents and restricted cash and cash equivalents	602	541
	1,167	1,133
Receivables:
Vehicle	381	389
Non-vehicle, net of allowance of $91 and $58, respectively	729	816
Total receivables, net	1,110	1,205
Prepaid expenses and other assets	782	894
Revenue earning vehicles:
Vehicles	14,039	12,714
Less: accumulated depreciation	(1,513)	(751)
Total revenue earning vehicles, net	12,526	11,963
Property and equipment, net	566	623
Operating lease right-of-use assets	2,257	2,088
Intangible assets, net	2,858	2,852
Goodwill	1,045	1,044
Total assets(1)	$22,311	$21,802
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$342	$161
Non-vehicle	517	481
Total accounts payable	859	642
Accrued liabilities	1,231	1,174
Accrued taxes, net	131	158
Debt:
Vehicle	11,629	11,231
Non-vehicle	5,425	5,104
Total debt	17,054	16,335
Public Warrants	222	178
Operating lease liabilities	2,275	2,073
Self-insured liabilities	648	617
Deferred income taxes, net	350	472
Total liabilities(1)	22,770	21,649
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 486,543,836 and 481,502,623 shares issued, respectively, and 311,731,792 and 306,690,579 shares outstanding, respectively	5	5
Treasury stock, at cost, 174,812,044 and 174,812,044 common shares, respectively	(3,430)	(3,430)
Additional paid-in capital	6,447	6,396
Retained earnings (Accumulated deficit)	(3,249)	(2,502)
Accumulated other comprehensive income (loss)	(232)	(316)
Total stockholders' equity (deficit)	(459)	153
Total liabilities and stockholders' equity (deficit)	$22,311	$21,802
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of December 31, 2025 and December 31, 2024 include total assets of VIEs of $1.3 billion and $1.4 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of December 31, 2025 and December 31, 2024 include total liabilities of VIEs of $1.3 billion and $1.4 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 7, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues	$8,504	$9,049	$9,371
Expenses:
Direct vehicle and operating	5,489	5,689	5,455
Depreciation of revenue earning vehicles and lease charges, net	1,927	3,611	2,039
Non-vehicle depreciation and amortization	117	139	149
Selling, general and administrative	957	819	962
Interest expense, net:
Vehicle	608	590	555
Non-vehicle	469	369	238
Interest expense, net	1,077	959	793
Other (income) expense, net	(3)	4	12
(Gain) on sale of non-vehicle capital assets	(144)	—	(162)
Legal settlement	(154)	—	—
Bankruptcy-related litigation reserve	24	292	—
Long-Lived Assets impairment	—	1,048	—
Change in fair value of Public Warrants	44	(275)	(163)
Total expenses	9,334	12,286	9,085
Income (loss) before income taxes	(830)	(3,237)	286
Income tax (provision) benefit	83	375	330
Net income (loss)	$(747)	$(2,862)	$616

Weighted-average common shares outstanding:
Basic	310	306	313
Diluted	322	306	326
Earnings (loss) per common share:
Basic	$(2.41)	$(9.34)	$1.97
Diluted	$(2.43)	$(9.34)	$1.39

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(747)	$(2,862)	$616
Other comprehensive income (loss):
Foreign currency translation adjustments	$60	(74)	49
Net gain (loss) on pension and postretirement benefit plans	26	4	(5)
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	3	4	4
Total other comprehensive income (loss) before income taxes	89	(66)	48
Income tax (provision) benefit related to pension and postretirement benefit plans	(5)	(1)	(1)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	—	(1)	(1)
Total other comprehensive income (loss)	84	(68)	46
Total comprehensive income (loss)	$(663)	$(2,930)	$662

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity
Balance as of:
December 31, 2022	—	$—	323	$5	$6,326	$(256)	$(294)	155	$(3,136)	$2,645
Net income (loss)	—	—	—	—	—	616	—	—	—	616
Other comprehensive income (loss)	—	—	—	—	—	—	46	—	—	46
Stock-based compensation charges	—	—	—	—	87	—	—	—	—	87
Net settlement on vesting of restricted stock	—	—	1	—	(9)	—	—	—	—	(9)
Public Warrant exercises	—	—	—	—	1	—	—	—	—	1
Shares repurchases	—	—	(19)	—	—	—	—	20	(294)	(294)
December 31, 2023	—	—	305	5	6,405	360	(248)	175	(3,430)	3,092
Net income (loss)	—	—	—	—	—	(2,862)	—	—	—	(2,862)
Other comprehensive income (loss)	—	—	—	—	—	—	(68)	—	—	(68)
Stock-based compensation charges	—	—	—	—	63	—	—	—	—	63
Net settlement on vesting of restricted stock	—	—	2	—	(4)	—	—	—	—	(4)
Stock-based compensation forfeitures(1)	—	—	—	—	(68)	—	—	—	—	(68)
December 31, 2024	—	—	307	5	6,396	(2,502)	(316)	175	(3,430)	153
Net income (loss)	—	—	—	—	—	(747)	—	—	—	(747)
Other comprehensive income (loss)	—	—	—	—	—	—	84	—	—	84
Net settlement on vesting of restricted stock	—	—	5	—	(12)	—	—	—	—	(12)
Stock-based compensation charges	—	—	—	—	63	—	—	—	—	63
December 31, 2025	—	$—	312	$5	$6,447	$(3,249)	$(232)	175	$(3,430)	$(459)

(1)    Represents former CEO awards forfeited in March 2024. See also Note 9, "Stock-Based Compensation."

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(747)	$(2,862)	$616
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	2,148	3,983	2,422
Depreciation and amortization, non-vehicle	117	139	149
Amortization of deferred financing costs and debt discount (premium)	86	74	61
Non-cash PIK interest on Exchangeable Notes	21	—	—
Stock-based compensation charges	63	63	87
Stock-based compensation forfeitures	—	(68)	—
Provision for receivables allowance	127	120	93
Deferred income taxes, net	(132)	(459)	(380)
Long-Lived Assets impairment	—	1,048	—
(Gain) loss on sale of non-vehicle capital assets	(144)	—	(162)
Change in fair value of Public Warrants	44	(275)	(163)
Changes in financial instruments	(37)	7	117
Other	6	(26)	5
Changes in assets and liabilities:
Non-vehicle receivables	(11)	23	(216)
Prepaid expenses and other assets	(12)	8	(39)
Operating lease right-of-use assets	437	386	365
Non-vehicle accounts payable	12	(14)	(48)
Accrued liabilities	63	324	(39)
Accrued taxes, net	(35)	18	3
Operating lease liabilities	(403)	(417)	(391)
Self-insured liabilities	22	152	(6)
Net cash provided by (used in) operating activities	1,625	2,224	2,474
Cash flows from investing activities:
Revenue earning vehicles expenditures	(10,183)	(10,524)	(9,514)
Proceeds from disposal of revenue earning vehicles	8,086	7,678	5,498
Non-vehicle capital asset expenditures	(97)	(105)	(188)
Proceeds from disposal of non-vehicle capital assets	200	23	181
Return of (investment in) equity investments	(1)	(1)	(1)
Net cash provided by (used in) investing activities	(1,995)	(2,929)	(4,024)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	5,931	3,873	6,043
Repayments of vehicle debt	(5,761)	(4,827)	(4,837)
Proceeds from issuance of non-vehicle debt	2,501	4,646	2,490
Repayments of non-vehicle debt	(2,168)	(2,966)	(2,018)
Payment of financing costs	(82)	(64)	(41)
Share repurchases	—	—	(315)
Purchase of Capped Call Transactions 2030, net	(38)	—	—
Other	(11)	(4)	(9)
Net cash provided by (used in) financing activities	372	658	1,313

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2025	2024	2023
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	32	(26)	25
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	34	(73)	(212)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,133	1,206	1,418
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,167	$1,133	$1,206

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$541	$511	$469
Non-vehicle	463	287	252
Income taxes, net of refunds(1)	80	53	33
Operating lease liabilities	655	589	547
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$230	$(19)	$171
Sales of revenue earning vehicles included in vehicle receivables	269	209	191
Purchases of non-vehicle capital assets included in accounts payable	13	3	16
Revenue earning vehicles and non-vehicle capital assets acquired through finance leases	65	57	69
Operating lease right-of-use assets obtained in exchange for lease liabilities	578	367	721
(1)    See Note 11, "Income Tax (Provision) Benefit," for the disaggregation of income taxes paid, net of refunds by jurisdiction for the year ended December 31, 2025.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value and share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$565	$591
Restricted cash and cash equivalents:
Vehicle	317	258
Non-vehicle	285	283
Total restricted cash and cash equivalents	602	541
Total cash and cash equivalents and restricted cash and cash equivalents	1,167	1,132
Receivables:
Vehicle	381	389
Non-vehicle, net of allowance of $91 and $58, respectively	729	816
Total receivables, net	1,110	1,205
Prepaid expenses and other assets	779	894
Revenue earning vehicles:
Vehicles	14,039	12,714
Less: accumulated depreciation	(1,513)	(751)
Total revenue earning vehicles, net	12,526	11,963
Property and equipment, net	566	623
Operating lease right-of-use assets	2,257	2,088
Intangible assets, net	2,858	2,852
Goodwill	1,045	1,044
Total assets(1)	$22,308	$21,801
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$342	$161
Non-vehicle	517	481
Total accounts payable	859	642
Accrued liabilities	1,231	1,174
Accrued taxes, net	131	158
Debt:
Vehicle	11,629	11,231
Non-vehicle	5,425	5,104
Total debt	17,054	16,335
Operating lease liabilities	2,275	2,073
Self-insured liabilities	648	617
Deferred income taxes, net	353	476
Total liabilities(1)	22,551	21,475
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,648	4,598
Retained earnings (Accumulated deficit)	(4,659)	(3,956)
Accumulated other comprehensive income (loss)	(232)	(316)
Total stockholder's equity (deficit)	(243)	326
Total liabilities and stockholder's equity (deficit)	$22,308	$21,801
(1)    The Hertz Corporation's consolidated total assets as of December 31, 2025 and December 31, 2024 include total assets of VIEs of $1.3 billion and $1.4 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of December 31, 2025 and December 31, 2024 include total liabilities of VIEs of $1.3 billion and $1.4 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 7, "Debt," for further information.

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2025	2024	2023
Revenues	$8,504	$9,049	$9,371
Expenses:
Direct vehicle and operating	5,489	5,689	5,455
Depreciation of revenue earning vehicles and lease charges, net	1,927	3,611	2,039
Non-vehicle depreciation and amortization	117	139	149
Selling, general and administrative	957	819	962
Interest expense, net:
Vehicle	608	590	555
Non-vehicle	469	369	238
Interest expense, net	1,077	959	793
Other (income) expense, net	(3)	4	12
(Gain) on sale of non-vehicle capital assets	(144)	—	(162)
Legal settlement	(154)	—	—
Bankruptcy-related litigation reserve	24	292	—
Long-Lived Assets impairment	—	1,048	—
Total expenses	9,290	12,561	9,248
Income (loss) before income taxes	(786)	(3,512)	123
Income tax (provision) benefit	83	375	329
Net income (loss)	$(703)	$(3,137)	$452

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(703)	$(3,137)	$452
Other comprehensive income (loss):
Foreign currency translation adjustments	60	(74)	49
Net gain (loss) on pension and postretirement benefit plans	26	4	(5)
Reclassification from other comprehensive income (loss) to other (income) expense for amortization of actuarial net losses	3	4	4
Total other comprehensive income (loss) before income taxes	89	(66)	48
Income tax (provision) benefit related to pension and postretirement benefit plans	(5)	(1)	(1)
Income tax (provision) benefit related to reclassified amounts of net periodic costs on pension and postretirement benefit plans	—	(1)	(1)
Total other comprehensive income (loss)	84	(68)	46
Total comprehensive income (loss)	$(619)	$(3,205)	$498

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
(In millions, except for share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2022	100	$—	$4,844	$(1,271)	$(294)	$3,279
Net income (loss)	—	—	—	452	—	452
Other comprehensive income (loss)	—	—	—	—	46	46
Stock-based compensation charges	—	—	87	—	—	87
Dividends paid to Hertz Holdings	—	—	(321)	—	—	(321)
December 31, 2023	100	—	4,610	(819)	(248)	3,543
Net income (loss)	—	—	—	(3,137)	—	(3,137)
Other comprehensive income (loss)	—	—	—	—	(68)	(68)
Stock-based compensation charges	—	—	63	—	—	63
Stock-based compensation forfeitures(1)	—	—	(68)	—	—	(68)
Dividends paid to Hertz Holdings	—	—	(7)	—	—	(7)
December 31, 2024	100	—	4,598	(3,956)	(316)	326
Net income (loss)	—	—	—	(703)	—	(703)
Other comprehensive income (loss)	—	—	—	—	84	84
Stock-based compensation charges	—	—	63	—	—	63
Dividends paid to Hertz Holdings	—	—	(13)	—	—	(13)
December 31, 2025	100	$—	$4,648	$(4,659)	$(232)	$(243)
(1) Represents former CEO awards forfeited in March 2024. See also Note 9, "Stock-Based Compensation."

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(703)	$(3,137)	$452
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	2,148	3,983	2,422
Depreciation and amortization, non-vehicle	117	139	149
Amortization of deferred financing costs and debt discount (premium)	86	74	61
Non-cash PIK interest on Exchangeable Notes	21	—	—
Stock-based compensation charges	63	63	87
Stock-based compensation forfeitures	—	(68)	—
Provision for receivables allowance	127	120	93
Deferred income taxes, net	(132)	(459)	(380)
Long-Lived Assets impairment	—	1,048	—
(Gain) loss on sale of non-vehicle capital assets	(144)	—	(162)
Changes in financial instruments	(37)	7	117
Other	7	(27)	5
Changes in assets and liabilities:
Non-vehicle receivables	(11)	23	(216)
Prepaid expenses and other assets	(10)	8	(39)
Operating lease right-of-use assets	437	386	365
Non-vehicle accounts payable	12	(14)	(48)
Accrued liabilities	63	324	(39)
Accrued taxes, net	(35)	21	1
Operating lease liabilities	(403)	(417)	(391)
Self-insured liabilities	22	152	(6)
Net cash provided by (used in) operating activities	1,628	2,226	2,471
Cash flows from investing activities:
Revenue earning vehicles expenditures	(10,183)	(10,524)	(9,514)
Proceeds from disposal of revenue earning vehicles	8,086	7,678	5,498
Non-vehicle capital asset expenditures	(97)	(105)	(188)
Proceeds from disposal of non-vehicle capital assets	200	23	181
Return of (investment in) equity investments	(1)	(1)	(1)
Net cash provided by (used in) investing activities	(1,995)	(2,929)	(4,024)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	5,931	3,873	6,043
Repayments of vehicle debt	(5,761)	(4,827)	(4,837)
Proceeds from issuance of non-vehicle debt	2,501	4,646	2,490
Repayments of non-vehicle debt	(2,168)	(2,966)	(2,018)
Payment of financing costs	(82)	(64)	(41)

THE HERTZ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In millions)

	Years Ended December 31,
	2025	2024	2023
Purchase of Capped Call Transactions 2030, net	(38)	—	—
Dividends paid to Hertz Holdings	(13)	(7)	(321)
Net cash provided by (used in) financing activities	370	655	1,316
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	32	(26)	25
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	35	(74)	(212)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,132	1,206	1,418
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,167	$1,132	$1,206

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$541	$511	$469
Non-vehicle	463	287	252
Income taxes, net of refunds(1)	80	53	33
Operating lease liabilities	655	589	547
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$230	$(19)	$171
Sales of revenue earning vehicles included in vehicle receivables	269	209	191
Purchases of non-vehicle capital assets included in accounts payable	13	3	16
Revenue earning vehicles and non-vehicle capital assets acquired through finance leases	65	57	69
Operating lease right-of-use assets obtained in exchange for lease liabilities	578	367	721
(1)    See Note 11, "Income Tax (Provision) Benefit," for the disaggregation of income taxes paid, net of refunds by jurisdiction for the year ended December 31, 2025.
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

Revenue Earning Vehicles

Revenue earning vehicles are stated at cost, net of related discounts and incentives from manufacturers. Generally, when revenue earning vehicles are acquired outside of a vehicle repurchase program (non-program), the Company estimates the period that the Company will hold the asset, primarily based on historical measures of the amount of rental activity (e.g., automobile mileage). The planned holding period of the Company's revenue earning vehicles as of December 31, 2025, typically averaged 27 months; however, certain vehicles in the fleet may have fallen above or below our average planned holding period. The Company also estimates the residual value of the applicable revenue earning vehicles at the expected time of disposal, taking into consideration factors such as make, model and options, age, physical condition, mileage, sale location, time of the year and market conditions. Depreciation is recorded over the estimated holding period. Depreciation rates are reviewed on a quarterly basis based on management's ongoing assessment of present and estimated future market conditions, their effect on residual values at the expected time of disposal and the estimated holding periods. Gains and losses on the sale of vehicles,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
including the costs associated with disposals, are included in Depreciation of revenue earning vehicles and lease charges, net in the accompanying consolidated statements of operations.

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

Loyalty Programs - The Company offers loyalty programs, primarily Hertz Gold+, wherein customers are eligible to earn loyalty points that are redeemable for free rental days or can be converted to loyalty points for redemption of products and services under loyalty programs of other companies. Each transaction that generates loyalty points results in the deferral of revenue equivalent to the retail value at the date the points are earned. The associated revenue is recognized when the customer redeems the loyalty points at some point in the future. The retail value of loyalty points is estimated based on the current retail value measured as of the date the loyalty points are earned, less an estimated amount representing loyalty points that are not expected to be redeemed (“breakage”). Breakage is reviewed on a quarterly basis and includes significant assumptions such as historical breakage trends and internal Company forecasts.

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

Receivables, Net of Allowance

Receivables are stated net of allowances and primarily represent credit extended to vehicle manufacturers, customers that satisfy defined credit criteria, and amounts due from customers resulting from damage to rental vehicles. The estimate of the allowance for doubtful accounts is based on the Company's future expected losses and its judgment as to the likelihood of ultimate payment. Actual receivables are written-off against the allowance for doubtful accounts when the Company determines the balance will not be collected. Estimates for future credit

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
memos are based on historical experience and are reflected as reductions to revenue in the accompanying consolidated statements of operations.

Property and Equipment, Net

The Company's property and equipment, net consisted of the following:

(In millions)	December 31, 2025	December 31, 2024
Land, buildings and leasehold improvements	$895	$905
Service vehicles, equipment and furniture and fixtures	422	450
Less: accumulated depreciation	(751)	(732)
Total property and equipment, net	$566	$623

Land is stated at cost and reviewed for impairment as further disclosed below in "Long-lived Assets."

Property and equipment are stated at cost and are depreciated utilizing the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Buildings	Maximum 40 years
Furniture and fixtures	1 to 5 years
Service vehicles and equipment	1 to 25 years
Leasehold improvements	The lesser of the economic life or the lease term

Depreciation expense for property and equipment, net for the years ended December 31, 2025, 2024 and 2023 was $95 million, $115 million and $101 million, respectively.

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

Advertising

Advertising production costs are deferred and expensed when the advertising first takes place. Advertising communication costs are expensed as incurred. Advertising costs are reflected as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations and for the years ended December 31, 2025, 2024 and 2023 were $230 million, $264 million and $285 million, respectively.

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

Recently Issued Accounting Pronouncements

Adopted as of December 31, 2025

Improvements to Income Tax Disclosures ("ASU 2023-09")

In December 2023, the FASB issued guidance to enhance income tax disclosures related to, among other items, rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, where early adoption was permitted. The Company adopted the guidance on a prospective basis when it became effective and has included the required disclosures in this 2025 Annual Report.

Not Yet Adopted as of December 31, 2025

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued guidance to enhance disclosures related to, among other items, specified information about certain costs and expenses for commonly presented expense captions included in the financial statements. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 using either a prospective or retrospective transition method. Early adoption is permitted. The Company expects to adopt the guidance when it becomes effective. The Company is in the process of determining the method of adoption and is continuing to assess the overall impact of adopting this guidance on its disclosures, but anticipates that the adoption will result in expanded disclosures.

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

Note 3—Divestitures

Sale-Leasebacks of Non-Vehicle Capital Assets

In June 2025, the Company sold and leased back certain land and buildings, inclusive of site improvements, associated with operating sites in its Americas RAC segment. The Company recognized a total pre-tax gain of $89 million on the sales, which is included in (Gain) on sale of non-vehicle capital assets in the accompanying consolidated statement of operations for the year ended December 31, 2025. The land portions of the sales qualified for sale-leaseback accounting, and are accounted for as operating leases with terms of 40 years, inclusive of extensions the Company currently intends to exercise. The Company accounted for the buildings portion of the sales proceeds as financial liabilities, as the criteria for a sale were not met. The financial liabilities are classified as other non-vehicle debt and included in non-vehicle debt in the accompanying consolidated balance sheet as of December 31, 2025.

In July 2025, the Company sold and leased back certain real estate associated with two operating sites in its Americas RAC segment. The Company recognized a pre-tax gain of $39 million on the sales, which is included in (Gain) on sale of non-vehicle capital assets in the accompanying consolidated statement of operations for the year ended December 31, 2025. The sales qualified for sale-leaseback accounting, in which the leasebacks were classified as operating leases with a term of 50 years, inclusive of extensions the Company currently intends to exercise, and 15 years, respectively.

In December 2025, the Company sold and leased back certain real estate associated with an operating site in its Americas RAC segment. The Company recognized a pre-tax gain of $16 million on the sale, which is included in (Gain) on sale of non-vehicle capital assets in the accompanying consolidated statement of operations for the year ended December 31, 2025. The sale qualified for sale-leaseback accounting, in which the leaseback was classified as an operating lease with a term of 19 years.

In 2023, the Company sold and leased back its Los Angeles, California airport location in its Americas RAC segment. The transaction qualified for sale-leaseback accounting. The Company recognized a pre-tax gain of $133 million, which is included in (Gain) on sale of non-vehicle capital assets in the accompanying consolidated statement of operations for the year ended December 31, 2023. The leaseback is classified as an operating lease with a term of 36 months.

Sale of Non-Vehicle Capital Assets

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

Note 5—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

	December 31,
(In millions)	2025	2024
Revenue earning vehicles	$13,848	$12,424
Less accumulated depreciation	(1,513)	(751)
	12,335	11,673
Revenue earning vehicles held for sale, net(1)	191	290
Revenue earning vehicles, net(2)	$12,526	$11,963
(1)    Represents the carrying amount of non-program vehicles classified as held for sale as of the respective balance sheet date.
(2)    Includes an impairment charge recognized against the Company's revenue earnings vehicles in the third quarter of 2024. See Note 4, "Long-Lived Assets Impairment," for further details.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Years ended December 31,
(In millions)	2025	2024	2023
Depreciation of revenue earning vehicles	$1,771	$2,896	$1,853
(Gain) loss on disposal of revenue earning vehicles(1)(2)	64	673	157
Rents paid for vehicles leased	92	42	29
Depreciation of revenue earning vehicles and lease charges, net	$1,927	$3,611	$2,039
(1)    Includes costs associated with the sales of vehicles of $246 million, $237 million and $187 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Note 6—Goodwill and Intangible Assets, Net

Recoverability of Goodwill and Indefinite-lived Intangible Assets

On an annual basis as of October 1, and at interim periods when circumstances require as a result of a triggering event as defined by ASC 350 - Intangibles, Goodwill and Other, the Company tests the recoverability of its goodwill and indefinite-lived intangible assets by performing an impairment analysis. An impairment is deemed to exist if the carrying value of goodwill or indefinite-lived intangible assets exceed their fair value as determined using Level 3 inputs under the U.S. GAAP fair value hierarchy. The reviews of fair value involve judgment and estimates, including projected revenues, long-term growth rates, royalty rates and discount rates, which the Company deems reasonable for this purpose.

The Company performed the goodwill impairment analyses using the income approach, a measurement using Level 3 inputs under the U.S. GAAP fair value hierarchy. In performing the impairment analyses, the weighted-average cost of capital used in the discounted cash flow model was calculated based upon the fair value of the Company's debt and share price with a debt-to-equity ratio comparable to the vehicle rental car industry. This present value model requires management to estimate future cash flows and forecasted EBITDA margins and capital investments of each reporting unit. The assumptions the Company used to estimate future cash flows and EBITDA margins are consistent with the assumptions that the reporting units use for internal planning purposes, which the Company believes would be generally consistent with that of a market participant. The discount rate used for each reporting unit ranged from 12.0% to 12.5%. Each of the Company's reporting units had a fair value that exceeded its respective carrying value, the lowest of which was greater than 25%.

The Company performed the intangible impairment analyses for indefinite-lived intangible assets using the relief-from-royalty income approach, a measurement using Level 3 inputs under the U.S. GAAP fair value hierarchy. The Company considered consistent factors as described above related to goodwill in addition to royalty rates. The assumptions the Company uses to estimate royalty rates are consistent with the assumptions that the reporting units use for internal planning purposes, which the Company believes would be generally consistent with that of a market participant. The discount rate used for each indefinite-lived intangible ranged from 12.0% to 13.0%. Each of the Company's indefinite-lived intangible assets had fair values that exceeded their respective carrying values by more than 25%.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill

The following summarizes the changes in the Company's goodwill by segment:

(In millions)	Americas RAC segment	International RAC segment	Total
Balance as of January 1, 2025
Goodwill	$1,028	$236	$1,264
Accumulated impairment losses	—	(220)	(220)
	1,028	16	1,044

Goodwill disposal and other changes during the period(1)	1	—	1

Balance as of December 31, 2025
Goodwill	1,029	236	1,265
Accumulated impairment losses	—	(220)	(220)
	$1,029	$16	$1,045
(1)    Primarily consists of changes resulting from the translation of foreign currencies at different exchange rates from the beginning of the period to the end of the period.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets, Net

Intangible assets, net, consists of the following major classes:

	December 31, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$269	$(269)	$—
Concession rights	402	(402)	—
Technology-related intangibles	244	(204)	40
Other(1)	33	(33)	—
Total	948	(908)	40
Indefinite-lived intangible assets:
Tradenames(2)	2,794	—	2,794
Other(3)	24	—	24
Total	2,818	—	2,818
Total intangible assets, net	$3,766	$(908)	$2,858

	December 31, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer-related	$269	$(269)	$—
Concession rights	407	(407)	—
Technology-related intangibles	236	(202)	34
Other(1)	36	(35)	1
Total	948	(913)	35
Indefinite-lived intangible assets:
Tradenames(2)	2,794	—	2,794
Other(3)	23	—	23
Total	2,817	—	2,817
Total intangible assets, net	$3,765	$(913)	$2,852
(1)    Other amortizable intangible assets primarily include reacquired franchise rights.
(2)    As of December 31, 2025 and 2024, $2.2 billion was recorded in the Company's Americas RAC segment and $600 million in the Company's International RAC segment.
(3)    Other indefinite-lived intangible assets primarily consist of reacquired franchise rights.

	Years Ended December 31,
(In millions)	2025	2024	2023
Amortization of intangible assets	$22	$25	$48

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company's expected amortization expense based on its amortizable intangible assets as of December 31, 2025:

(In millions)
2026	$14
2027	10
2028	6
2029	2
2030	2
After 2030	6
Total expected amortization expense	40

Note 7—Debt

The Company's debt, including its available credit facilities, consists of the following ($ in millions) as of December 31, 2025 and 2024:

Facility	Weighted-Average Interest Rate as of December 31, 2025	Fixed or Floating Interest Rate	Maturity	December 31, 2025	December 31, 2024
Non-Vehicle Debt
First Lien RCF(1)	8.28%	Floating	3/2028	$395	$175
Term B Loan	7.52%	Floating	6/2028	1,242	1,255
Incremental Term B Loan	7.66%	Floating	6/2028	490	495
Term C Loan	7.52%	Floating	6/2028	245	245
First Lien Senior Notes	12.63%	Fixed	7/2029	1,250	1,250
Exchangeable Notes Due 2029(2)	8.00%	Fixed	7/2029	271	250
Exchangeable Notes Due 2030(3)	5.50%	Fixed	10/2030	425	—
Senior Notes Due 2026(4)	4.63%	Fixed	12/2026	200	500
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
Other Non-Vehicle Debt(5)(6)	9.02%	Fixed	6/2065	6	—
Fair Value of the Exchange Features 2029(7)	N/A	N/A	N/A	78	61
Fair Value of the Exchange Features 2030(8)	N/A	N/A	N/A	54	—
Unamortized Debt Issuance Costs(9) and Net (Discount) Premium(10)(11)				(231)	(127)
Total Non-Vehicle Debt				5,425	5,104
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(12)	5.48%	Floating	5/2027	1,237	2,162
HVF III Series 2021-A Class B(12)	9.28%	Fixed	8/2027	300	188
				1,537	2,350
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-2(12)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-1(12)	N/A	N/A	N/A	—	750
HVF III Series 2022-2(12)	2.78%	Fixed	6/2027	750	750

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility	Weighted-Average Interest Rate as of December 31, 2025	Fixed or Floating Interest Rate	Maturity	December 31, 2025	December 31, 2024
HVF III Series 2022-4(12)	N/A	N/A	N/A	—	667
HVF III Series 2022-5(12)	4.39%	Fixed	9/2027	364	364
HVF III Series 2023-1(12)	6.17%	Fixed	6/2026	500	500
HVF III Series 2023-2(12)	6.30%	Fixed	9/2028	300	300
HVF III Series 2023-3(12)	6.46%	Fixed	2/2027	500	500
HVF III Series 2023-4(12)	6.66%	Fixed	3/2029	500	500
HVF III Series 2024-1(12)	5.98%	Fixed	1/2028	375	375
HVF III Series 2024-2(12)	6.03%	Fixed	1/2030	375	375
HVF III Series 2025-1(12)	5.36%	Fixed	9/2028	500	—
HVF III Series 2025-2(12)	5.61%	Fixed	9/2030	500	—
HVF III Series 2025-3(12)	5.54%	Fixed	12/2028	375	—
HVF III Series 2025-4(12)	5.92%	Fixed	12/2030	310	—
HVF III Series 2025-5(12)	5.01%	Fixed	5/2029	450	—
HVF III Series 2025-6(12)	5.31%	Fixed	5/2031	550	—
				8,349	7,081

Vehicle Debt - Other
European ABS(12)	4.48%	Floating	4/2027	965	1,037
Hertz Canadian Securitization(12)	4.11%	Floating	4/2027	307	292
Australian Securitization(12)	5.20%	Floating	6/2027	228	207
New Zealand RCF	5.49%	Floating	8/2027	64	63
U.K. Financing Facility	N/A	N/A	N/A	—	153
U.K. ABS	5.79%	Floating	3/2028	109	—
Other Vehicle Debt(13)	6.26%	Floating	1/2026 - 7/2028	120	97
				1,793	1,849
Unamortized Debt Issuance Costs and Net (Discount) Premium				(50)	(49)
Total Vehicle Debt				11,629	11,231
Total Debt				$17,054	$16,335
N/A - Not applicable
(1)In January 2026, the Company made a payment for the stipulated amount of $346 million in connection with the case captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et. al., as further disclosed in Note 15, "Contingencies and Off-Balance Sheet Commitments," which was funded through borrowings under the First Lien RCF.
(2)The effective interest rate of the Exchangeable Notes Due 2029, inclusive of the bifurcated Exchange Features 2029, as defined and disclosed in Note 13, "Fair Value Measurements," and PIK interest, was approximately 16.4% and 15.0% as of December 31, 2025 and 2024, respectively.
(3)The effective interest rate of the Exchangeable Notes Due 2030, inclusive of the bifurcated Exchange Feature 2030, as disclosed below, was approximately 12.0% as of December 31, 2025.
(4)In December 2025, Hertz redeemed $300 million aggregate amount of the principal outstanding.
(5)Other non-vehicle debt as of December 31, 2025 is comprised of $6 million in financial liabilities recognized from the sales of certain non-vehicle capital assets, as disclosed in Note 3, "Divestitures."
(6)Reflects the effective interest rate of other non-vehicle debt.
(7)Reflects the fair value of the Exchange Features 2029, as defined and disclosed in Note 13, "Fair Value Measurements."
(8)Reflects the fair value of the Exchange Feature 2030, as disclosed in Note 13, "Fair Value Measurements."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(9)Includes unamortized debt issuance costs of $8 million and $20 million associated with the Exchangeable Notes Due 2029 and Exchangeable Notes Due 2030, respectively, as of December 31, 2025, and $9 million associated with the Exchangeable Notes Due 2029 as of December 31, 2024.
(10)Includes $79 million and $103 million as of December 31, 2025 of unamortized discounts associated with the initial recognition of the Exchange Features 2029, as defined and disclosed in Note 13, "Fair Value Measurements," and the Exchange Feature 2030, respectively, and $68 million as of December 31, 2024, associated with the initial recognition of the Exchange Feature 2029, as defined Note 13, "Fair Value Measurements.
(11)Includes $4 million of unamortized debt discount associated with the Exchangeable Notes Due 2029 as of December 31, 2025 and 2024.
(12)    Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness originally expect the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full.
(13)    Other vehicle debt is primarily comprised of $105 million and $94 million in finance lease obligations as of December 31, 2025 and 2024, respectively.

Non-Vehicle Debt

First Lien Credit Agreement / First Lien RCF

First Lien RCF: As of December 31, 2025, ABR Loans and Canadian Prime Rate Loans, as defined under the First Lien Credit Agreement, bear interest at the relevant benchmark rate plus an applicable margin of 2.50%. In addition, the pricing for U.S. dollar, Eurodollar, Sterling and Canadian dollar loans are equal to a local currency benchmark plus a margin of 3.50%. The above referenced margins are dependent upon Hertz's consolidated total corporate leverage ratio, as defined in the First Lien Credit Agreement. The First Lien RCF matures in March 2028.

On April 1 2025, Amendment No. 8 expired. Amendment No. 8 contained a minimum liquidity covenant of $400 million for each month ending in the second and third quarters of 2024 and $500 million for each month ending in the fourth quarter of 2024 and the first quarter of 2025. Amendment No. 8 also temporarily amended Hertz's compliance with the First Lien Ratio, as defined within the First Lien Credit Agreement and may be materially different than Adjusted Corporate EBITDA presented in Part II, Item 7 of this 2025 Annual Report, to require a ratio of less than or equal to 5.0x in the second and third quarters of 2024 and 4.75x in the fourth quarter of 2024 and first quarter of 2025. Upon expiration of Amendment No. 8, the First Lien Ratio reverted to a requirement of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year.

In May 2025, Hertz entered into Amendment No. 10, which provided for the extension of the maturity date of $1.7 billion of commitments under Hertz's existing $2.0 billion First Lien RCF from June 2026 to March 2028, subject to a springing maturity date (as defined in the First Lien Credit Agreement) and made certain other amendments to the First Lien Credit Agreement. Hertz will have access to up to $2.0 billion under the First Lien RCF until June 2026, and thereafter the aggregate amount of commitments under the First Lien RCF will be $1.7 billion until March 2028, after giving effect to the terms of Amendment No. 10.

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

Exchangeable Notes Due 2029

In June 2024, Hertz issued $250 million in aggregate principal amount of the Exchangeable Notes Due 2029. The Exchangeable Notes Due 2029 bear PIK interest payable semi-annually in arrears on January 15 and July 15, which began in January 2025, whereby PIK interest increases the principal amount of the Exchangeable Notes Due 2029 upon each Semi-annual PIK Event. In connection with the Semi-annual PIK Event in the first and third

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
quarters of 2025, the Company increased the principal amount of the Exchangeable Notes Due 2029 by $11 million and $10 million, respectively.

Upon issuance, the Company bifurcated the Exchange Feature 2029, as defined in Note 13, "Fair Value Measurements," from the Exchangeable Notes Due 2029 for accounting purposes utilizing applicable guidance. As a result, the Company recognized a debt discount of $68 million within non-vehicle debt, representing the initial fair value of the Exchange Feature 2029. Additionally, for each Semi-annual PIK Event, the Company bifurcates the Exchange Feature 2029 PIK from the Exchangeable Notes Due 2029 for accounting purposes utilizing applicable guidance. As a result, the Company has recognized a debt discount of $11 million within non-vehicle debt representing the initial fair values. Refer to Note 13, "Fair Value Measurements," for further details.

Prior to April 15, 2029, the Exchangeable Notes Due 2029 will be exchangeable only upon satisfaction of certain conditions and during certain periods. Thereafter, the Exchangeable Notes Due 2029 will be exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the Maturity Date 2029. The Exchangeable Notes Due 2029 will be exchangeable by holders into shares of Hertz Global common stock, cash or a combination of common stock and cash, at the Company's election, at an initial exchange rate of 150.9388 shares per $1,000 principal amount of Exchangeable Notes Due 2029, corresponding to an initial exchange price of $6.6252 per share, subject to adjustment upon the occurrence of certain events.

The Company may redeem the Exchangeable Notes Due 2029 on or after July 20, 2027 and on or prior to the 31st scheduled trading day immediately preceding the Maturity Date 2029, if the last reported sale price per share of Hertz Global common stock has been at least 250% of the exchange price for the Exchangeable Notes Due 2029 for certain specified periods. The Company may redeem all (but not part) of the Exchangeable Notes Due 2029 at a cash redemption price equal to the initial principal amount of the Exchangeable Notes Due 2029 to be redeemed plus PIK interest on such Exchangeable Notes Due 2029 for each interest payment date occurring on or prior to the redemption date plus accrued and unpaid PIK interest on such Exchangeable Notes Due 2029 to, but not including, the redemption date.

The net carrying amount of the Exchangeable Notes Due 2029 consists of the following:

(In millions)	December 31, 2025	December 31, 2024
Principal	$250	$250
Non-cash PIK interest	21	—
Unamortized debt discounts and issuance costs(1)	(12)	(13)
Unamortized discounts associated with the Exchange Features 2029(2)	(67)	(65)
Fair value of the Exchange Features 2029(3)	78	61
Net carrying amount	$270	$233
(1)    Debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(2)    Reflects the unamortized discount associated with the Exchange Features 2029, as defined in Note 13, "Fair Value Measurements," net of accretive interest which is amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(3)    As defined and further disclosed in Note 13, "Fair Value Measurements."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest expense recognized for the Exchangeable Notes Due 2029 consists of the following:

	Year ended December 31,
(In millions)	2025	2024	2023
Non-cash PIK interest	$21	$10	$—
Amortization of debt discount and debt issuance costs	2	1	—
Accretive interest	9	3	—
(Gain) loss on fair value of the Exchange Features 2029(1)	6	(7)	—
Total	$38	$7	$—
(1)    As defined and further disclosed in Note 13, "Fair Value Measurements."

Exchangeable Notes Due 2030

In September 2025, Hertz issued $425 million in aggregate principal amount of the Exchangeable Notes Due 2030, which are guaranteed by Hertz Holdings, Rental Car Intermediate Holdings, LLC and each of Hertz's existing and future, direct and indirect, U.S. subsidiaries that are guarantors under the First Lien Credit Agreement. The Exchangeable Notes Due 2030 bear interest at a rate of 5.500% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The Exchangeable Notes Due 2030 mature on October 1, 2030, unless earlier repurchased, redeemed or exchanged, in accordance with their terms prior to the Maturity Date 2030.

Prior to July 1, 2030, the Exchangeable Notes Due 2030 will be exchangeable only upon satisfaction of certain conditions and during certain periods. Thereafter, the Exchangeable Notes Due 2030 will be exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the Maturity Date 2030. The Exchangeable Notes Due 2030 will be exchangeable by holders into shares of Hertz Global common stock, cash or a combination of common stock and cash, at Hertz's election, at an initial exchange rate of 108.2808 shares per $1,000 principal amount of Exchangeable Notes Due 2030, corresponding to an initial exchange price of $9.24 per share of Hertz Global common stock, subject to adjustment upon the occurrence of certain events.

Hertz may not redeem the Exchangeable Notes Due 2030 prior to October 6, 2028. On or after October 6, 2028 and on or prior to the 26th scheduled trading day immediately preceding the Maturity Date 2030, if the last reported sale price per share of Hertz Global common stock has been at least 130% of the exchange price for the Exchangeable Notes Due 2030 for certain specified periods and certain other conditions are satisfied, Hertz may redeem all or a portion (subject to certain limitations) of the Exchangeable Notes Due 2030. The redemption will be at a cash redemption price equal to the principal amount of the Exchangeable Notes Due 2030 to be redeemed plus accrued and unpaid interest on such Exchangeable Notes Due 2030 to, but not including, the redemption date.

Upon issuance of the Exchangeable Notes Due 2030, the Company bifurcated the Exchange Feature 2030 from the Exchangeable Notes Due 2030 for accounting purposes utilizing applicable guidance. As a result, the Company recognized a debt discount of $103 million within non-vehicle debt, representing the initial fair value of the Exchange Feature 2030. Refer to Note 13, "Fair Value Measurements," for further details.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The net carrying amount of the Exchangeable Notes Due 2030 consists of the following:

(In millions)	December 31, 2025	December 31, 2024
Principal	$425	$—
Unamortized debt issuance costs(1)	(20)	—
Unamortized discounts associated with the Exchange Feature 2030(2)	(99)	—
Fair value of the Exchange Feature 2030(3)	54	—
Net carrying amount	$360	$—
(1)    Debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(2)    Reflects the unamortized discount associated with the Exchange Feature 2030, net of accretive interest which is amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(3)    As further disclosed in Note 13, "Fair Value Measurements."

Interest expense recognized for the Exchangeable Notes Due 2030 consists of the following:

	Year ended December 31,
(In millions)	2025	2024	2023
Contractual interest expense	$6	$—	$—
Amortization of debt issuance costs	1	—	—
Accretive interest	4	—	—
(Gain) loss on fair value of Exchange Feature 2030(1)	(49)	—	—
Total	$(38)	$—	$—
(1)    As further disclosed in Note 13, "Fair Value Measurements."

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

HVF III U.S. Vehicle Variable Funding Notes

In May 2025, HVF III amended the HVF III Series 2021-A Notes, which provided for the extension of the maturity date of $2.9 billion of aggregate commitments of Class A Notes from April 2026 to May 2027. In August 2025, $780 million in non-extending commitments were voluntarily terminated.

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

In December 2025, HVF III issued the Series 2025-5 (Class A, Class B, Class C and Class D) and Series 2025-6 Notes (Class A, Class B, Class C and Class D) in aggregate principal amounts of $450 million and $550 million with maturity dates of May 2029 and May 2031, respectively.

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

In May 2025, IFF No. 2 amended the European ABS, which provided for the extension of the maturity date of total aggregate maximum borrowings of €1.2 billion, inclusive of the addition of Class B Notes, to April 2027. In August 2025, €129 million of non-extending commitments were voluntarily terminated.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In May 2025, the Hertz Canadian Securitization was amended to extend the maturity date to April 2027.

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

In June 2025, the Australian Securitization was amended to extend the maturity date to June 2027.

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

In August 2025, the New Zealand RCF was amended to extend the maturity date to August 2027.

U.K. ABS

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

In December 2025, the U.K. ABS was amended to extend the maturity date to March 2028.

Maturities

As of December 31, 2025, the nominal amounts of maturities of debt for each of the years ending December 31 are as follows:

(In millions)	2026	2027	2028	2029	2030	After 2030
Other Non-Vehicle Debt	$284	$18	$2,270	$2,250	$—	$6
Exchangeable Notes Due 2029	—	—	—	271	—	—
Exchangeable Notes Due 2030	—	—	—	—	425	—
Total Non-Vehicle Debt	284	18	2,270	2,521	425	6
Vehicle Debt	2,901	4,742	1,676	938	964	458
Total	$3,185	$4,760	$3,946	$3,459	$1,389	$464

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

The following facilities were available to the Company as of December 31, 2025 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF(1)	$924	$924
Total Non-Vehicle Debt	924	924
Vehicle Debt
HVF III Series 2021-A	1,623	—
European ABS	577	—
Hertz Canadian Securitization	40	—
Australian Securitization	—	—
New Zealand RCF	6	1
U.K. ABS	181	—
Other Vehicle Debt	42	—
Total Vehicle Debt	2,469	1
Total(1)	$3,393	$925
(1)    In January 2026, the Company made a payment for the stipulated amount of $346 million in connection with the case captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et. al., as further disclosed in Note 15, "Contingencies and Off-Balance Sheet Commitments," which was funded through borrowings under the First Lien RCF.

Letters of Credit

As of December 31, 2025, there were outstanding standby letters of credit totaling $995 million comprised primarily of $681 million issued under the First Lien RCF and $245 million issued under the Term C Loan. As of December 31, 2025, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization facilities and to support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of December 31, 2025, none of the issued letters of credit have been drawn upon.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Hertz also has access to Standby LCs, in which, at Hertz's option and under the terms of the facilities, Hertz may request letters of credit be issued for itself and on behalf of certain of its subsidiaries up to the committed amounts of the facilities. In February 2026, Hertz increased the committed amounts under its Standby LCs by approximately $200 million.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying consolidated financial statements. As of December 31, 2025 and 2024, IFF No. 2 had total assets of $1.1 billion and $1.4 billion, respectively, comprised primarily of intercompany receivables, and total liabilities of $1.1 billion and $1.4 billion, respectively, comprised primarily of debt.

The Company incorporates HFF as a special purpose orphan entity. HFF provides a vehicle financing facility for the Company's vehicle rental fleet in the U.K. through the U.K. ABS. HFF is a VIE, and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of HFF are included in the accompanying consolidated financial statements. As of December 31, 2025, HFF had total assets of $135 million, comprised primarily of intercompany receivables, and total liabilities of $135 million, comprised primarily of debt. As of December 31, 2024, HFF had total assets of $2 million, comprised primarily of deferred financing costs, and total liabilities of $2 million, comprised primarily of accrued liabilities.

Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenant: a First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Amendment No. 8 temporarily increased the First Lien Ratio and contained a minimum liquidity covenant, which expired on the first day of the second quarter of 2025, as disclosed above. Additionally, Amendment No. 10 requires a minimum liquidity covenant, consistent with Amendment No. 8, and will sunset upon the end of the Relief Period, as disclosed above. As of December 31, 2025, Hertz was in compliance with the First Lien Ratio. As of December 31, 2025, Hertz was in compliance with the minimum liquidity covenant, as disclosed above.

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

As of December 31, 2025, the Company was in compliance with all covenants under the terms of the agreements governing the respective Corporate Indebtedness.

Accrued Interest

As of December 31, 2025 and 2024, accrued interest was $98 million and $103 million, respectively, which is included in accrued liabilities in the accompanying consolidated balance sheets.

Restricted Net Assets

Hertz and certain of its subsidiaries are subject to contractual restrictions under the terms of its debt, including restrictions on the ability to pay dividends (directly or indirectly). As of December 31, 2025, the restricted net assets of the subsidiaries of Hertz and Hertz Global exceed 25% of their total consolidated net assets, respectively.

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

	Pension Benefits
	U.S.		Non-U.S.
(In millions)	2025	2024	2025	2024
Change in Benefit Obligation
Benefit obligation as of January 1	$349	$373	$169	$191
Service cost	—	—	1	1
Interest cost	18	18	9	8
Plan curtailments	—	—	(3)	—
Plan settlements	(26)	(28)	—	—
Benefits paid	(4)	(3)	(8)	(8)
Foreign currency exchange rate translation	—	—	15	(6)
Actuarial (gain) loss	2	(11)	(10)	(17)
Benefit obligation as of December 31	$339	$349	$173	$169
Change in Plan Assets
Fair value of plan assets as of January 1	$325	$342	$126	$142
Actual return gain (loss) on plan assets	38	5	6	(9)
Company contributions	9	9	4	3
Plan settlements	(26)	(28)	—	—
Benefits paid	(4)	(3)	(8)	(7)
Foreign currency exchange rate translation	—	—	9	(3)
Fair value of plan assets as of December 31	$342	$325	$137	$126
Funded Status of the Plan
Plan assets (less than) in excess of the benefit obligation	$3	$(24)	$(36)	$(43)

In 2025, discount rates decreased resulting in an actuarial loss for the U.S. pension plan, partially offset by assumption changes from an experience study, a change in long-term lump sum interest rate and census experience. Discount rates increased, resulting in actuarial gains for the Non-U.S. pension plans. Additionally, changes in the turnover and inflation assumptions contributed to actuarial gains for France and the U.K., respectively, which were partially offset by changes in the mortality assumption.

In 2024, discount rates increased, resulting in actuarial gains for the U.S. and Non-U.S. pension plans. Additionally, changes in the mortality assumption contributed to actuarial gains for the U.K., partially offset by changes in the inflation assumption.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits
	U.S.		Non-U.S.
($ in millions)	2025	2024	2025	2024
Amounts recognized in balance sheets:
Prepaid expenses and other assets	$3	$—	$19	$13
Accrued liabilities	—	(24)	(55)	(56)
Net asset (obligation) recognized in the balance sheets	$3	$(24)	$(36)	$(43)

Prior service credit	$—	$—	$(1)	$(1)
Net gain (loss)	(21)	(43)	(57)	(63)
Accumulated other comprehensive income (loss)	(21)	(43)	(58)	(64)
Funded/(Unfunded) accrued pension	24	19	22	21
Net asset (obligation) recognized in the balance sheets	$3	$(24)	$(36)	$(43)

Total recognized in other comprehensive loss (income)	$(22)	$(4)	$(7)	$(3)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(18)	$2	$(5)	$—
Accumulated Benefit Obligation as of December 31	$339	$349	$173	$169

Weighted-average assumptions as of December 31
Discount rate	5.2%	5.6%	5.2%	4.9%
Expected return on assets	6.8%	6.4%	5.2%	5.1%
Average rate of increase in compensation	—%	—%	2.3%	2.2%
Interest crediting rate	3.8%	3.8%	N/A	N/A
N/A - Not applicable

The discount rate used to determine the December 31, 2025 and 2024 benefit obligations for U.S. pension plans was based on the rate from the Mercer Pension Discount Curve-Above Mean Yield that is appropriate for the duration of the Company's plan liabilities. For its Non-U.S. plans, the discount rate reflected the market rates for an optimized subset of high-quality corporate bonds currently available with the discount rate in a country determined based on a yield curve constructed from high quality corporate bonds in that country. The rate selected from the yield curve has a duration that matches its plan.

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

	Pension Benefits
	U.S.			Non-U.S.
	Years Ended December 31,
($ in millions)	2025	2024	2023	2025	2024	2023
Components of Net Periodic Pension and Postretirement Expense (Benefit)
Service cost	$—	$—	$—	$1	$1	$1
Interest cost	18	18	19	9	8	8
Expected return on plan assets	(16)	(15)	(14)	(7)	(7)	(7)
Net amortizations	—	—	—	2	1	1
Settlement loss	2	3	3	(3)	—	—
Net pension and postretirement expense (benefit)	$4	$6	$8	$2	$3	$3
Weighted-average discount rate for expense (January 1)	5.6%	5.1%	5.4%	4.9%	4.4%	4.7%
Weighted-average assumed long-term rate of return on assets (January 1)	6.4%	5.8%	6.0%	5.1%	5.2%	5.2%
Weighted-average interest crediting rate for expense	3.8%	3.8%	3.8%	N/A	N/A	N/A
N/A - Not applicable

The net of tax loss in accumulated other comprehensive income (loss) as of December 31, 2025 and 2024 relating to pension benefits of the Hertz Retirement Plan was $65 million and $89 million, respectively.

The provisions charged to net income (loss) for the years ended December 31, 2025, 2024 and 2023 for all other pension plans were approximately $7 million, $8 million and $6 million, respectively.

The provisions charged to net income (loss) for the years ended December 31, 2025, 2024 and 2023 for defined contribution plans were approximately $25 million, $26 million and $20 million, respectively.

Plan Assets

The Company has a long-term investment outlook for the assets held in the Company sponsored plans, which is consistent with the long-term nature of each plan's respective liabilities. The Company has two major plans which reside in the U.S. and the U.K.

The U.S. Plan

The Hertz Retirement Plan, the Company's U.S. qualified pension plan, has a target asset allocation mix of 55% in investments intended to hedge the impact of capital market movements ("Immunizing Portfolio Investments"), comprised primarily of fixed income securities, and 45% in investments intended to earn more than the pension liability growth over the long-term ("Growth Portfolio Investments"). The Growth Portfolio Investments are primarily invested in passively managed equity funds, international and emerging market funds that are actively managed and non-investment grade fixed income funds. The overall strategy and the Immunizing Portfolio Investments are managed by professional investment managers. The investments within these asset classes are diversified in order to minimize the risk of large losses. The Hertz Retirement Plan assumes a 6.8% expected long-term annual weighted-average rate of return on assets.

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

(In millions)	December 31, 2025			December 31, 2024
Asset Category	Level 1	Level 2	Measured at NAV(1)	Level 1	Level 2	Measured at NAV(1)
Cash and cash equivalents	$28	$—	$—	$5	$23	$—
Pooled funds(2)(3)	—	148	36	—	139	33
Fixed Income Securities:
U.S. Treasuries	—	13	—	—	9	—
Corporate bonds	—	107	—	—	108	—
Government bonds(4)	—	5	—	—	4	—
Municipal bonds	—	2	—	—	2	—
Other assets, net(5)	3	—	—	2	—	—
Total fair value of pension plan assets	$31	$275	$36	$7	$285	$33

(1)    Includes certain investments where the fair value measurement utilizes the net asset value ("NAV"), and as such, are not classified in the fair value levels above.
(2)    Includes investments in U.S. and foreign equities and fixed income securities.
(3)    The Level 2 investments relate to investment funds that publish daily NAV per unit. The daily NAV is available to participants in the funds and redemptions can be made daily at the current NAV. The fair value and units are determined and published and are the basis for current transactions. The investments are not eligible for the NAV practical expedient. However, they are measured at the published NAV because the quoted NAV per unit represents the price at which the investment would be sold in a transaction between independent market participants.
(4)    Includes agency bonds.
(5)    Includes receivables, payables and derivatives.

The U.K. Plan

The Company's U.K. pension plan (the "U.K. Plan") has a target allocation of 13% actively managed diversified growth and multi-asset credit funds and 87% protection portfolio that consists of liability driven investments, Sterling liquidity fund and U.K. corporate bonds. The actively managed diversified growth and multi-asset credit funds are intended to deliver a long-term equity-like return but with reduced levels of volatility. The protection portfolio is designed to partially hedge the interest rate and inflation expectation exposure of the liabilities which are measured on a local regulatory basis. The amount that is required to be invested in each fund to maintain target hedge ratios will vary over time as the value of the liabilities change and the allocations within the protection portfolio will be allowed to vary accordingly. All of the invested assets of the U.K. Plan are held via pooled funds managed by professional investment managers. The U.K. Plan assumes a 5.2% expected long-term weighted-average rate of return on assets for the Plan in total.

The U.K. Plan comprises $131 million of the $137 million in fair value of Non-U.S. plan assets as of December 31, 2025 and comprises $120 million of the $126 million in fair value of Non-U.S. plan assets as of December 31, 2024. The fair value measurements of the U.K. Plan assets are based upon inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable inputs (Level 1) and significant observable inputs (Level 2) that reflect quoted prices for similar assets or liabilities in active markets. The fair value measurements of the U.K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Plan assets relate to common collective trusts and other pooled investment vehicles consisting of the following asset categories:

(In millions)	December 31, 2025			December 31, 2024
Asset Category	Level 1	Level 2	Measured at NAV(1)	Level 1	Level 2	Measured at NAV(1)
Cash and cash equivalents	$1	$—	$—	$1	$—	$—
Pooled funds(2)(3)	113	—	17	103	—	16
Total fair value of pension plan assets	$114	$—	$17	$104	$—	$16
(1)    Includes certain investments where the fair value measurement utilizes NAV, and as such, are not classified in the fair value levels above.
(2)    Includes investments in U.K. and foreign equities and fixed income securities.
(3)    The Level 1 investments relate to investment funds that publish daily NAV per unit. The daily NAV is available to participants in the funds and redemptions can be made daily at the current NAV. The fair value and units are determined and published and are the basis for current transactions. The investments are not eligible for the NAV practical expedient. However, they are measured at the published NAV because the quoted NAV per unit represents the price at which the investment would be sold in a transaction between independent market participants.

Contributions

The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. From time to time, the Company makes contributions beyond those legally required. In 2025, the Company made a $9 million contribution to the Hertz Retirement Plan and a $1 million contribution to the U.K. Plan. In 2024, the Company made a $9 million contribution to the Hertz Retirement Plan and a $2 million contribution to the U.K. Plan

The Company does not currently anticipate contributing to the Hertz Retirement Plan during 2026. The Company anticipates contributing $2 million to the U.K. Plan and $2 million to its other Non-U.S. plans during 2026. The level of 2026 and future contributions will vary, and is dependent on a number of factors including investment returns, interest rate fluctuations, plan demographics, funding regulations and the results of the final actuarial valuation.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments related primarily to the Hertz Retirement Plan and U.K. Plan:

(In millions)	Pension Benefits
2026	$33
2027	35
2028	38
2029	38
2030	41
2031 to 2035	212
Total estimated future benefits payments	$397
Note 9—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz.

2021 Omnibus Incentive Plan

During 2021, Hertz Global's Board approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan"). Hertz Global initially authorized 62,250,055 shares of its common stock pursuant to awards granted under the 2021 Omnibus Plan. In addition, beginning on June 30, 2022, and ending on June 20, 2031 (the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
“Evergreen Date”), the total authorized shares under the 2021 Omnibus Plan will automatically increase by a number of shares equal to 2% of the total number of shares of Hertz Global's common stock outstanding on the June 29th immediately preceding the applicable Evergreen Date (the "Evergreen Increase"). Notwithstanding the foregoing, Hertz Global's Board may act prior to the Evergreen Date of a given year to provide that there will be no Evergreen Increase for such year, or that the increase for such year will be a lesser number of shares. As of December 31, 2025, 36,090,864 shares of the Hertz Global's common stock are authorized and remain available for future grants under the 2021 Omnibus Plan, which reflects application of the Evergreen Increase as prescribed by the 2021 Omnibus Plan in June 2025. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

A summary of the total employee compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Employee compensation expense(1)	$60	$(6)	$85
Income tax (benefit) expense	(9)	(7)	(8)
Employee compensation expense, net	$51	$(13)	$77
1)    For the year ended December 31, 2024, includes $68 million of former CEO awards forfeited in March 2024.

As of December 31, 2025, there was $94 million of total unrecognized compensation cost expected to be recognized over the remaining 1.4 years, on a weighted average basis, of the requisite service period that began on the grant dates of outstanding awards.

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

Grants
Assumption	2021
Expected volatility	75%
Expected dividend yield	—%
Expected term (years)	6
Risk-free interest rate	1.19%
Weighted-average grant date fair value	$17.12

A summary of stock option activity under the 2021 Omnibus Plan as of December 31, 2025 is presented below:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025(1)	1,702,418	$26.17	6.7	$—
Granted	—	—	0.0	—
Exercised	—	—	0.0	—
Forfeited or Expired	(544,148)	26.17	0.0	—
Outstanding as of December 31, 2025	1,158,270	26.17	5.8	—
Exercisable as of December 31, 2025	(1,158,270)	26.17	5.8	—
Non-vested as of December 31, 2025	—
(1)    All shares outstanding as of January 1, 2025 were vested.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the PSU activity as of December 31, 2025 under the 2021 Omnibus Plan is presented below. As of December 31, 2025, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	5,197,913	$4.67	$19
Granted(1)	1,366,103	4.13	—
Vested	(109,431)	20.38	—
Forfeited or Expired	(983,147)	5.66	—
Outstanding as of December 31, 2025	5,471,438	4.04	28
(1)    Presented assuming the issuance at the original target award amount (100%).

Compensation expense for PSUs is based on the grant date fair value of Hertz Global common stock. Certain PSUs granted in 2024 were valued on the respective grant date using a Monte Carlo simulation model that incorporated the assumptions noted in the table below. For grants issued in 2025, vesting eligibility is based on market, performance and service conditions of primarily three years. Accordingly, the number of shares issued at the end of the performance period could range between 0% and 200% of the original target award amount (100%) disclosed in the table above.

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

A summary of RSU activity as of and for the year ended December 31, 2025 under the 2021 Omnibus Plan is presented below:

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2025	21,110,387	$5.92	$77
Granted	15,789,006	4.45	—
Vested	(6,888,090)	6.43	—
Forfeited or Expired	(3,994,025)	5.50	—
Outstanding as of December 31, 2025	26,017,278	4.96	134

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Additional information pertaining to RSU activity under the 2021 Omnibus Plan is as follows:

	Years Ended December 31,
	2025	2024	2023
Total fair value of awards that vested (in millions)	$44	$31	$27
Weighted-average grant-date fair value of awards granted	$4.45	$5.09	$13.87

Deferred Stock Units

Each deferred stock unit granted under the 2021 Omnibus Plan represents a contractual right to receive a stated number of shares of common stock of the Company or if provided by the Compensation Committee or Board in accordance with the 2021 Omnibus Plan on or after the grant date, cash equal to the fair value of such shares of common stock or any combination of shares of common stock and cash having an aggregate fair market value equal to such stated number of shares of common stock, on a specified future date. As of December 31, 2025 and 2024, there were approximately 376,000 and 234,000 outstanding shares, respectively, of deferred stock units under the 2021 Omnibus Plan.

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

Revenue (as Lessor)

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

The following table summarizes the amount of operating lease income and other income included in total revenues in the accompanying consolidated statements of operations for each of the years ended December 31, 2025, 2024 and 2023:

(In millions)	2025	2024	2023
Operating lease income from vehicle rentals	$7,660	$8,183	$8,546
Variable operating lease income	600	627	588
Revenue accounted for under Topic 842	8,260	8,810	9,134
Revenue accounted for under Topic 606	244	239	237
Total revenues	$8,504	$9,049	$9,371

Expenses (as Lessee)

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In December 2025, the Company sold and leased back certain real estate associated with an operating site in its Americas RAC segment. The sale qualified for sale-leaseback accounting, and was accounted for as an operating lease with a term of 19 years. The operating leases have aggregate future minimum lease payments of $22 million. See Note 3, "Divestitures," for additional information.

In the third quarter of 2024, the Company recognized an impairment on the Long-Lived Assets, which included ROU assets, in the Americas RAC segment. See Note 4, "Long-Lived Assets Impairment," for further details.

To determine the present value of its lease payments, the Company utilizes the interest rate implicit in the lease agreement. If the implicit interest rate cannot be determined in the lease agreement, the Company utilizes the Company's collateralized incremental borrowing rate as of January 1, 2019, the adoption date of Topic 842, or the commencement date of the lease, whichever is later.

The following table summarizes the amount of lease costs incurred by the Company for each of the years ended December 31, 2025, 2024 and 2023:

	Years ended December 31,
(In millions)	2025	2024	2023
Minimum fixed lease costs:
Short-term lease costs	$177	$107	$92
Operating lease costs	654	588	543
Total	831	695	635
Variable lease costs	274	279	339
Total lease costs	$1,105	$974	$974

The following summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases as a lessee as of December 31, 2025:

Weighted-average remaining lease term (in years)	11.3
Weighted-average discount rate	11.65%

The following table summarizes the Company's minimum fixed lease obligations under existing agreements as a lessee, excluding variable concession obligations in excess of minimum annual guarantees and short-term leases, as of December 31, 2025:

(In millions)
2026	610
2027	515
2028	434
2029	364
2030	249
After 2030	2,429
Total lease payments	4,601
Interest	(2,326)
Operating lease liabilities as of December 31, 2025	2,275

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11—Income Tax (Provision) Benefit

The components of income (loss) before income taxes for the Company's operations are as follows:

Hertz Global

	As of December 31,
(In millions)	2025	2024	2023
Domestic	$(788)	$(2,876)	$180
Foreign	(42)	(361)	106
Total income (loss) before income taxes	$(830)	$(3,237)	$286

Hertz

	As of December 31,
(In millions)	2025	2024	2023
Domestic	$(744)	$(3,151)	$17
Foreign	(42)	(361)	106
Total income (loss) before income taxes	$(786)	$(3,512)	$123

The total income tax provision (benefit) consists of the following:

Hertz Global and Hertz

	As of December 31,
(In millions)	2025	2024	2023
Current:
Federal	$(3)	$11	$1
Foreign	51	60	42
State and local	1	13	7
Total current	49	84	50
Deferred:
Federal	(109)	(551)	(348)
Foreign	(26)	42	(33)
State and local	3	50	1
Total deferred	(132)	(459)	(380)
Total provision (benefit) - Hertz Global	(83)	(375)	(330)
Federal deferred tax (provision) benefit applicable to Hertz Holdings	—	—	1
Total provision (benefit) - Hertz	$(83)	$(375)	$(329)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Starting with its 2025 Annual Report, the Company adopted ASU 2023-09 prospectively. For further details on this adoption, refer to Note 2, "Significant Accounting Policies—Recently Issued Accounting Pronouncements." A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 consists of the following items in the table below. Percentages are calculated from the underlying numbers in thousands, and as a result, may not agree to the amount when calculated in millions.

Hertz Global and Hertz

	Year Ended December 31,
	2025
(In millions, except rate percentage data)	Amount		Percent
U.S. federal statutory tax rate	$(174)		21%
State and local income taxes, net of federal income tax effect(1)	4	—	—
Foreign tax effects:
Canada
Changes in valuation allowances	(8)		1
Other	5		(1)
Other foreign jurisdictions	31		(4)
Effect of cross-border tax laws	4		—
Tax credits:
Electric vehicle credits	(4)		—
Changes in valuation allowances	38		(5)
Nontaxable or nondeductible items:
Change in fair value of Public Warrants and Exchangeable Notes	13		(1)
Other	8		(1)
Changes in unrecognized tax benefits	1		—
Other adjustments	(1)		—
Effective tax rate - Hertz Global	(83)		10%
Hertz exclusive items (2)	—		1%
Effective tax rate - Hertz	$(83)		11%
(1)    Illinois, Massachusetts, New Jersey, New York, Oregon, and California represents the majority (greater than 50 percent) of the tax effect in this category.
(2)    Represents the tax rate differential due to the exclusion of the change in fair value of Public Warrants from Hertz's income (loss) before income taxes.

Consistent with pre-ASU 2023-09 guidance, key components reconciling statutory and effective income tax rates for the years ended December 31, 2024 and 2023 are presented in the table below. Percentages are calculated from the underlying numbers in thousands, and as a result, may not agree to the amount when calculated in millions.

Hertz Global and Hertz

	Years Ended December 31,
	2024	2023
Statutory Federal Tax Rate	21%	21%
State and local income taxes, net of federal effect	4	5
Change in state rates, net of federal effect	—	(4)
Foreign tax rate differential	—	2
Federal and foreign permanent differences	—	(5)
Tax Credits	1	(70)
Withholding taxes	—	1
Valuation allowance	(17)	(73)
Change in fair value of Public Warrants & Exchangeable Notes	2	(14)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2024	2023
European reorganization	—	6
Uncertain tax positions	—	1
U.S. tax on foreign earnings	—	9
Nondeductible Officer Compensation	—	5
Other	1	1
Effective tax rate - Hertz Global	12%	(115)%
Hertz exclusive items (1)	(1)%	(153)%
Effective tax rate - Hertz	11%	(268)%
(1)    Represents the tax rate differential due to the exclusion of the change in fair value of Public Warrants from Hertz's income (loss) before income taxes.

The change in tax provision in 2025 compared to 2024 is driven by lower pretax losses in 2025, non-taxable year-over-year fluctuations in the fair value adjustments of Public Warrants and Exchangeable Notes and lower tax credits in 2025, partially offset by lower valuation allowances in 2025.

The change in tax provision in 2024 compared to 2023 is driven by lower pretax income, increases in valuation allowances in 2024 and lower EV credits generated in 2024.

Many countries have enacted or are in the process of enacting a minimum tax rule based on the OECD framework, commonly referred to as "Pillar Two." The Company does not anticipate a material impact on taxes as a result of Pillar Two.

The amount income taxes paid (net of refunds received) by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

Hertz Global and Hertz

Year Ended December 31,
(In millions)	2025
U.S. federal	$4
U.S. state and local:
Florida	5
Other	(5)
State and local subtotal	—
Foreign:
Australia	72
Canada	(12)
Other	16
Foreign subtotal	76
Total cash taxes, net of refunds	$80

On July 4, 2025, the OBBBA was enacted, reinstating full bonus depreciation, allowing interest deductions based on EBITDA, expensing R&D costs and modifying certain international provisions of the Code. As a result, the Company expects federal cash taxes to decrease in the near term, assuming fleet investments are maintained or increased from current levels. Alternatively, state cash taxes could increase depending on a state's conformity rules with the federal bonus depreciation rules.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The principal items of the U.S. and foreign net deferred tax assets and liabilities are as follows:

Hertz Global and Hertz

	As of December 31,
(In millions)	2025	2024
Deferred tax assets:
Employee benefit plans	$11	$16
Net operating loss carryforwards	2,361	1,614
Capital loss carryforwards	10	4
Federal and state tax credit carryforwards	370	356
Deferred interest expense	85	371
Accrued and prepaid expenses	285	259
Operating lease liabilities	581	530
Total deferred tax assets	3,703	3,150
Less: valuation allowance	(931)	(839)
Total net deferred tax assets	2,772	2,311
Deferred tax liabilities:
Depreciation on tangible assets	(1,810)	(1,516)
Intangible assets	(717)	(715)
Operating lease right-of-use assets	(578)	(537)
Total deferred tax liabilities	(3,105)	(2,768)
Net deferred tax liability - Hertz Global	(333)	(457)
Deferred tax asset - net operating loss applicable to Hertz Holdings	(4)	(4)
Net deferred tax liability - Hertz	$(337)	$(461)

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

As of December 31, 2025, the Company has approximately $1.7 billion of tax-effected U.S. federal net operating loss carryforwards ("Federal NOLs"), which have an indefinite carryforward period and may offset 80% of taxable income generated in any future year. These net operating losses are offset, in part, by a valuation allowance totaling $97 million. The Company has approximately $332 million of federal tax credits which begin expiring in 2039. These credits are offset, in part, by a valuation allowance totaling $117 million. The Company has approximately $18 million of tax-effected federal deferred interest expense which has an indefinite carryforward period.

As of December 31, 2025, the Company has approximately $325 million of tax-effected state net operating loss carryforwards. Some of these net operating losses have an indefinite carryforward period, and those that do not will begin to expire in 2026 if not utilized. These net operating losses are offset, in part, by a valuation allowance totaling $227 million. The Company has approximately $38 million in state tax credits for which a full valuation allowance is recorded. The state tax credits expire over various years beginning in 2028. The Company has approximately $41 million of tax-effected deferred interest expense which has an indefinite carryforward period and is offset by a valuation allowance totaling $27 million. The tax effected amounts for all state tax attributes are net of federal benefit.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2025, the Company has approximately $312 million of tax-effected foreign net operating loss carryforwards. Some of the net operating losses have an indefinite carryforward period, and those that do not will begin to expire in 2040 if not utilized. These net operating losses are offset, in part, by a valuation allowance totaling $260 million. The Company has no tax credits in foreign jurisdictions. The Company has approximately $26 million of tax-effected foreign deferred interest which has an indefinite carryforward period and for which a full valuation allowance is recorded. The Company has approximately $10 million of tax-effected foreign capital loss carryforwards for which a full valuation allowance has been recorded.

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

Key provisions of the OBBBA, such as full bonus depreciation, allowing interest deductions based on EBITDA and expensing R&D costs, could increase federal deferred tax assets, such as net operating losses, and could necessitate additional valuation allowances depending on future fleet investment and taxable income and loss trends.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Hertz Global and Hertz

	Years Ended December 31,
(In millions)	2025	2024	2023
Balance as of January 1	$156	$130	$298
Increase (decrease) attributable to tax positions taken during prior periods	(3)	—	(192)
Increase (decrease) attributable to tax positions taken during the current year	12	29	24
Decrease attributable to settlements with taxing authorities	—	(3)	—
Balance as of December 31	$165	$156	$130

The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $2 million. Net, after-tax interest and penalties related to tax liabilities are classified as a component of income tax in the accompanying consolidated statements of operations which were not significant for the years ended December 31, 2025, 2024 and 2023. Net, after-tax interest and penalties were accrued as a component of tax in the Company's consolidated balance sheet in the amount of $9 million and $8 million as of December 31, 2025 and 2024, respectively.

It is reasonably possible our unrecognized tax benefits will decrease by approximately $64 million within 12 months of our reporting date due to an agreement reached between competent authorities and the expiration of applicable statutes of limitations.

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

The Company is subject to examination by taxing authorities worldwide. Tax years that are open for adjustment span from 2010 to 2025. Additionally, the Company is under audit in many jurisdictions, and it is reasonably possible that the amount of unrecognized tax benefits may change as the result of the completion of ongoing examinations, the expiration of the statute of limitations or unforeseen circumstances.

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

None of the Company's financial instruments have been designated as hedging instruments as of December 31, 2025 and 2024. The Company classifies cash flows from financial instruments according to the classification of the cash flows of the economically hedged item(s).

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

Capped Call Transactions 2030

In September 2025, Hertz issued the Exchangeable Notes Due 2030, as disclosed in Note 7, "Debt," and concurrently entered into the Capped Call Transactions 2030 with certain of the initial purchasers or their affiliates at a cost of $38 million. The Capped Call Transactions 2030 cover, subject to certain anti-dilution adjustments, approximately 46,000,000 shares, the number of shares of Hertz Global common stock initially issuable upon exchange of the Exchangeable Notes Due 2030.

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

The Capped Call Transactions 2030 are recorded on the consolidated balance sheet as a derivative asset at their estimated fair value and are adjusted at the end of each reporting period, with any unrealized gain or loss reflected in Non-vehicle interest expense, net in the consolidated statements of operations. The Capped Call Transactions 2030 are measured at fair value using a Monte Carlo simulation model utilizing observable and unobservable market data. Refer to Note 13, "Fair Value Measurements," for additional information.

Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives(1)		Liability Derivatives(1)
	December 31,		December 31,
(In millions)	2025	2024	2025	2024
Interest rate instruments(1)	$1	$2	$—	$—
Foreign currency forward contracts(1)	2	1	—	6
Exchange Features 2029 related to Exchangeable Notes Due 2029(2)	—	—	78	61
Exchange Feature 2030 related to Exchangeable Notes Due 2030(3)	—	—	54	—
Capped Call Transactions 2030(4)	21	—	—	—
Total	$24	$3	$132	$67
(1)    Asset derivatives are recorded in Prepaid expenses and other assets and liability derivatives are recorded in Accrued liabilities in the accompanying consolidated balance sheets.
(2)    The Exchange Features 2029, as defined and further disclosed in Note 13, "Fair Value Measurements," were bifurcated as derivatives from the Exchangeable Notes Due 2029 and are recorded in Non-vehicle debt in the accompanying consolidated balance sheets.
(3)    The Exchange Feature 2030, as disclosed in Note 7, "Debt," was bifurcated as a derivative from the Exchangeable Notes Due 2030 and is recorded in Non-vehicle debt in the accompanying consolidated balance sheet as of December 31, 2025.
(4)    The Capped Call Transactions 2030 were entered into in connection with the Exchangeable Notes Due 2030, as disclosed in Note 7, "Debt," and are recorded in Prepaid expenses and other assets in the accompanying consolidated balance sheet as of December 31, 2025.

The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
(In millions)		2025	2024	2023
Interest rate instruments	Vehicle interest expense, net	$(4)	$(5)	$(6)
Foreign currency forward contracts	Selling, general and administrative expense	12	(26)	8
Exchange Features 2029 related to Exchangeable Notes Due 2029(1)	Non-vehicle interest expense, net	(6)	7	—
Exchange Feature 2030 related to Exchangeable Notes Due 2030(2)	Non-vehicle interest expense, net	49	—	—

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
(In millions)		2025	2024	2023
Capped Call Transactions 2030	Non-vehicle interest expense, net	(16)	—	—
Total		$35	$(24)	$2
(1)    The Exchange Features 2029, as defined and further disclosed in Note 13, "Fair Value Measurements," were bifurcated as derivatives from the Exchangeable Notes Due 2029.
(2)    The Exchange Feature 2030, as further disclosed in Note 13, "Fair Value Measurements," was bifurcated as a derivative from the Exchangeable Notes Due 2030.

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

	December 31, 2025		December 31, 2024
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Other Non-Vehicle Debt	$4,828	$4,187	$4,920	$4,399
Exchangeable Notes Due 2029	271	311	250	289
Exchangeable Notes Due 2030	425	324	—	—
Total Non-Vehicle Debt	5,524	4,822	5,170	4,688
Vehicle Debt	11,679	11,662	11,280	11,100
Total	$17,203	$16,484	$16,450	$15,788

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's cash equivalents, restricted cash equivalents and Public Warrants that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	December 31, 2025				December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$287	$—	$—	$287	$229	$—	$—	$229
Capped Call Transactions 2030	—	—	21	21	—	—	—	—
Liabilities:
Public Warrants	$222	$—	$—	$222	$178	$—	$—	$178
Exchange Features 2029	—	—	78	78	—	—	61	61
Exchange Feature 2030	—	—	54	54	—	—	—	—

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

Public Warrants – Hertz Global

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2025 and 2024 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity ("Topic 480"). See Note 18, "Public Warrants – Hertz Global," for further details. Upon issuance in June 2021, the initial fair value of the Public Warrants was $800 million. The Company calculates the fair value based on the end-of-day quoted market price, a Level 1 input of the fair value hierarchy. For the years ended December 31, 2025, 2024 and 2023, the fair value adjustments resulted in a loss of $44 million and gains of $275 million and $163 million, respectively, and are recorded in change in fair value of Public Warrants in the accompanying consolidated statements of operations for Hertz Global.

Exchangeable Notes Due 2029 - Bifurcated Derivatives

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

As disclosed in Note 7, "Debt," the Exchangeable Notes Due 2029 bear PIK interest payable semi-annually on January 15 and July 15. Upon the Semi-annual PIK Event in the first and third quarters of 2025, the Company bifurcated the Exchange Feature 2029 PIK and recognized debt discounts of $3 million and $8 million, respectively, within non-vehicle debt, representing the initial fair values.

As of December 31, 2025, the fair value of the Exchange Feature 2029 and the Exchange Feature 2029 PIK (collectively, the "Exchange Features 2029") was $78 million. Refer also to Note 12, "Financial Instruments," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of the Exchange Features 2029 was determined using a lattice model and a “with-and-without” valuation methodology. The inputs used to estimate the fair value of the Exchange Features 2029 include the probability of potential settlement scenarios, the expected timing of such settlement and an expected volatility determined by reference to historical stock volatilities. As the expected volatility input is considered unobservable, the Company has categorized the Exchange Features 2029 as Level 3 input in the fair value hierarchy.

The estimated fair value of the Exchange Features 2029 was computed using the following key inputs as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Hertz Global common share price	$5.14	$3.66
Expected term (years)	3.54	4.54
Risk-free interest rate	3.60%	4.35%
Credit spread	11.26%	8.55%
Expected volatility	35.00%	48.75%

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

The following table summarizes the activity related to the Exchange Features 2029 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Exchange Features
Balance as of December 31, 2023	$—
Initial recognition of derivative liability	68
(Gain) loss in fair value recognized in earnings(1)	(7)
Balance as of December 31, 2024	61
Initial recognition of derivative liability	11
(Gain) loss in fair value recognized in earnings(2)	6
Balance as of December 31, 2025	$78
(1)    Included in Non-vehicle interest expense, net in the accompanying audited consolidated statements of operations for the twelve months ended December 31, 2024.
(2)    Included in Non-vehicle interest expense, net in the accompanying audited consolidated statements of operations for the twelve months ended December 31, 2025.

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

As of December 31, 2025, the fair value of the Exchange Feature 2030 was $54 million. Refer also to Note 12, "Financial Instruments," for further information.

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

The estimated fair value of the Exchange Feature 2030 was computed using the following key inputs at the measurement date as of December 31, 2025 and upon issuance:

	December 31, 2025	Issuance
Hertz Global common share price	$5.14	$6.84
Expected term (years)	4.75	5.01
Risk-free interest rate	3.71%	3.74%
Credit spread	12.45%	8.36%
Expected volatility	35.00%	35.00%

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

The following table summarizes the activity related to the Exchange Feature 2030 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Exchange Feature 2030
Balance as of December 31, 2024	$—
Initial recognition of derivative liability	103
(Gain) loss in fair value recognized in earnings(1)	(49)
Balance as of December 31, 2025	$54
(1)    Included in Non-vehicle interest expense, net in the accompanying audited consolidated statements of operations for the year ended December 31, 2025.

Capped Call Transactions 2030

As of December 31, 2025, the fair value of the Capped Call Transactions 2030 was $21 million. Refer also to Note 12, "Financial Instruments," for further information.

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

The estimated fair value of the Capped Call Transactions 2030 was computed using the following key inputs at the measurement date as of December 31, 2025 and upon issuance:

	December 31, 2025	Issuance
Hertz Global common share price	$5.14	$6.80
Expected term (years)	4.75	5.00
Risk-free interest rate	3.71%	3.74%
Dividend yield	—%	—%
Expected volatility	36.00%	36.00%

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

The following table summarizes the activity related to the Capped Call Transactions 2030 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Capped Call Transactions 2030
Balance as of December 31, 2024	$—
Initial recognition of derivative asset	37
Gain (loss) in fair value recognized in earnings(2)	(16)
Balance as of December 31, 2025	$21
(1)    Included in Non-vehicle interest expense, net in the accompanying audited consolidated statements of operations for the year ended December 31, 2025.

Financial Instruments

The fair value of the Company's financial instruments as of December 31, 2025 and 2024 are disclosed in Note 12, "Financial Instruments." The Company's financial instruments are priced using quoted market prices for similar assets or liabilities in active markets (i.e., Level 2 inputs), excluding the Exchange Features 2029, the Exchange Feature 2030 and the Capped Call Transactions 2030, each as disclosed above, which are categorized as Level 3 in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the third quarter of 2024, at the conclusion of the Company’s historical peak rental season, there was a reduction in the cash flow projections in the Americas RAC and International RAC segments, indicating that the carrying values of their long-lived assets may not be recoverable. As a result, the Company tested the recoverability of the “Long-Lived Assets” in its Americas RAC and International RAC segments and determined that an impairment existed. Effective August 31, 2024, the Long-Lived Assets were written down to their estimated fair values (determined using Level 2 inputs). See Note 4, "Long-Lived Assets Impairment," for additional information.

Resulting from the Company's desire to sell the EV Disposal Groups, the associated assets were classified as held for sale and recorded at the lower of carrying value or fair value (as determined using Level 2 inputs) less costs to sell. As of December 31, 2024, the sale of the EV Disposal Groups was substantially complete. See Note 5, "Revenue Earning Vehicles," for additional information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 14—Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss) balance by component (net of tax) is as follows:

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses from Currency Translation Adjustments on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2025	$(89)	$(208)	$(19)	$(316)
Other comprehensive income (loss) before reclassification	21	60	—	81
Amounts reclassified from accumulated other comprehensive income (loss)	3	—	—	3
Balance as of December 31, 2025	$(65)	$(148)	$(19)	$(232)

(In millions)	Pension and Other Post-Employment Benefits	Foreign Currency Items	Unrealized Losses from Currency Translation Adjustments on Terminated Net Investment Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2024	$(95)	$(134)	$(19)	$(248)
Other comprehensive income (loss) before reclassification	3	(74)	—	(71)
Amounts reclassified from accumulated other comprehensive income (loss)	3	—	—	3
Balance as of December 31, 2024	$(89)	$(208)	$(19)	$(316)

Note 15—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on actuarially determined estimates using historical claims experience. These estimates include judgment about severity of claims, frequency and volume of claims. As of December 31, 2025 and December 31, 2024, the Company's liability recorded for self-insured liabilities was $648 million and $617 million, of which $508 million and $491 million relates to liabilities incurred by the Company's Americas RAC operations, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is monitored quarterly based on evolving accident claim history. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
which the Company was a party during the year ended December 31, 2025 or the period after December 31, 2025, but before the filing of this 2025 Annual Report.

Make-Whole and Post-Petition Interest Claims - On July 1, 2021, Wells Fargo Bank, N.A. ("Wells Fargo"), in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes") and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Unsecured Notes”), filed a complaint against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this paragraph summary as “defendants”). The filing of the complaint initiated the adversary proceeding captioned Wells Fargo Bank, N.A. v. The Hertz Corp., et al. in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"), Adv. Pro. No. 21-50995 (MFW). The complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that the holders assert total approximately $272 million or, in the alternative, are entitled to payment of post-petition interest at a contractual rate that they assert totals approximately $125 million. The complaint also asserts the right to pre-judgment interest from July 1, 2021 to the date of any judgment. On December 22, 2021, the Delaware Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 Notes and the 2024 Notes and (ii) post-petition interest at the contract rate. See Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 637 B.R. 781 (Bankr. D. Del. Dec. 22, 2021). On November 9, 2022, the Delaware Bankruptcy Court ruled that the make-whole premium is the same as unmatured interest and is disallowed under the U.S. Bankruptcy Code, granting summary judgment in the defendants’ favor. The Delaware Bankruptcy Court certified the matter directly to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) and, on January 25, 2023, the Third Circuit accepted Wells Fargo’s appeal. The Third Circuit held an oral argument for this appeal on October 25, 2023, and on September 10, 2024, the Third Circuit issued its opinion in Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 117 F.4th 109 (3d Cir. 2024). In a 2-1 decision, a panel of the Third Circuit held that the "absolute priority rule" required Hertz to pay the make-whole premium on the 2026 Notes and on the 2028 Notes, and post-petition interest at the contract rate rather than the federal judgment rate on all Unsecured Notes, even though those amounts were disallowed under the Bankruptcy Code. On October 15, 2024, the Company filed a petition with the Third Circuit for a rehearing en banc, which the Third Circuit denied on November 6, 2024. The case has now been remanded to the Delaware Bankruptcy Court for a determination of the exact amount owed by the Company. The Company and the Indenture Trustee do not agree on the proper calculation of the amounts owed, and that dispute remains to be resolved by the Delaware Bankruptcy Court. The Company filed a petition for writ of certiorari with the Supreme Court of the United States ("U.S. Supreme Court") on April 4, 2025. On June 2, 2025, the U.S. Supreme Court issued a docket entry calling for the views of the Solicitor General of the United States ("Solicitor General") on whether it should grant the petition for a writ of certiorari. Subsequently, the Solicitor General filed its brief of the United States recommending that the U.S. Supreme Court deny the Company's petition for writ of certiorai. On January 12, 2026, the U.S. Supreme Court denied the Company's petition for writ of certiorari and remanded the case back to the Delaware Bankruptcy Court for entry of final judgment. On January 27, 2026, Hertz paid Wells Fargo, as indenture trustee, the previously reserved amount of $346 million, including the interest to date, which is the amount that was not disputed by the parties. The Delaware Bankruptcy Court will determine whether any additional amounts are due.

Claims Related to Alleged False Arrests - A group of claims involving allegations that the police detained or arrested individuals in error after the Company reported rental cars as stolen were previously advanced against the Company. These claims first arose from actions allegedly taken by the Company prior to its emergence from bankruptcy reorganization; some claims alleged post-emergence behavior by the Company. These claims have been the subject of press coverage, and the Company has received government inquiries on the matter. The Company has policies to help guide the proper treatment of its customers and to seek to protect itself against the theft of its services or assets, and the Company has taken significant steps to modernize and update those policies. In December 2022, the Company entered into settlement agreements with 364 claimants in full and final resolutions of their claims for an aggregated amount of approximately $168 million (the "Settlement"), all of which amount was paid by the Company during December 2022. The Settlement resolved nearly all of the false arrest-related claims being advanced in the U.S. Bankruptcy Court for the District of Delaware, Adv. Pro. No. 20-11247 (MFW) and state court in Delaware (captioned Flannery, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-07-100 and Okoasia, et al. v. Hertz Global Holdings, Inc., et al., C.A. No. N22C-09-531). Also, as a result of the Settlements,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
state court matters pending in Pennsylvania, captioned Lovelace, et al. v. Hertz Global Holdings, Inc., et al., Case No. 220801729, and in Florida, captioned Lizasoain, et al. v. Hertz Global Holdings, Inc., et al., Case No. 2022-015316-CA-1, were dismissed with prejudice. The Company continues to vigorously defend itself and believes that the ultimate resolution of any remaining claims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. Relatedly, in May 2022, the Company filed a complaint against several of its insurers seeking a determination of its rights under its commercial general liability, and directors and officers liability, insurance policies for these alleged claims in a declaratory judgment action in Delaware Superior Court, Hertz Global Holdings, Inc., et al. v. ACE American Insurance Co., et al., C.A. No. N22C-05-130 MMJ (CCLD). On October 8, 2024, the Delaware Superior Court denied the Company's motion for partial summary judgment and granted the cross-motions for summary judgment and partial summary judgment in favor of the insurers. However, the Company entered into confidential settlement agreements with several of the insurers before and after the ruling. On November 12, 2025, the Delaware Supreme Court affirmed the lower court's ruling in favor of the remaining carriers.

Share Repurchase Program Litigation – On May 11, 2023, Angelo Cascia, a purported stockholder of Hertz Global, filed a putative class and derivative lawsuit in the Delaware Court of Chancery (the "Delaware Chancery Court") against certain current and former directors of Hertz Global, Knighthead Capital Management, LLC ("Knighthead"), Certares Opportunities LLC ("Certares") and CK Amarillo. The claims in the complaint relate to the Company’s share repurchase programs approved in November 2021 and June 2022. Among other allegations, the plaintiff claims Board members breached their fiduciary duties in approving these share repurchase programs and that Knighthead, Certares, and CK Amarillo were unjustly enriched because they gained a majority stake in Hertz Global as a result of share repurchases. Defendants filed their motion to dismiss the complaint on July 24, 2023. On March 11, 2024, the Delaware Chancery Court held a hearing on defendants' motion to dismiss. On June 20, 2024, the Delaware Chancery Court granted in part and denied in part the defendants' motion to dismiss. The Delaware Chancery Court dismissed the claims against directors Feikin, Fields, Intrieri and Vougessis with prejudice, dismissed the claims related to the 2021 buyback without prejudice and allowed the remaining claims to proceed. On August 26, 2024, the Board formed a Special Litigation Committee (the "SLC"), made up of two independent directors, to evaluate and take any necessary actions related to the remaining claims. On October 21, 2024, the Delaware Chancery Court granted a motion to stay the litigation, including all discovery, until March 21, 2025. On March 26, 2025, the Delaware Chancery Court extended the stay for an additional 30 days. On April 25, 2025, the SLC filed its report under seal with the Delaware Chancery Court. On May 9, 2025, the SLC filed an unopposed motion to terminate the derivative claims in the litigation. In response, the plaintiff informed the Delaware Chancery Court that he would not oppose the SLC’s motion to terminate the derivative claims, declared his intention to continue to prosecute the direct claims only and reserved his right to seek an award of fees based on the alleged benefit conferred to the Company. The Court scheduled a hearing on the SLC's unopposed motion to terminate the derivative claims for November 10, 2025. The parties then settled the direct and derivative claims, subject to approval of the Delaware Chancery Court, which will also determine the amount of attorneys' fees to be awarded to the plaintiff.

Securities Class Action Complaint – On May 31, 2024, a complaint was filed in the United States District Court for the Middle District of Florida (the "Florida Middle District Court"), captioned Edward M. Doller v. Hertz Global Holdings, Inc. et al. (No. 2:24-CV-00513). On September 30, 2024, an amended complaint was filed, following the Florida Middle District Court's appointment of a lead plaintiff and a lead counsel. The amended complaint asserts claims against Hertz Global, former Company CEO, Stephen M. Scherr ("Defendant Scherr"), and former Company Chief Financial Officer, Alexandra Brooks, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including concerning statements regarding demand for EVs. Plaintiffs assert claims on behalf of a putative class, consisting of all persons and entities that purchased or otherwise acquired Hertz Global's securities between January 6, 2023 and April 24, 2024. The amended complaint seeks unspecified damages, together with interest, attorneys’ fees and other costs. Hertz Global filed a motion to dismiss the complaint on October 30, 2024. On December 19, 2024, the Florida Middle District Court stayed all proceedings, pending a ruling on the motion to dismiss. On October 16, 2025, the Court granted the motion to dismiss in part all claims except those based on two statements by Defendant Scherr in January and April of 2023. The Court directed the clerk to lift the stay.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Data Breach Claims – On April 15, 2025, Zain Jiwani filed a class action complaint against Cleo Communications U.S., LLC (“Cleo”) and the Company in the U.S. District Court for the Northern District of Illinois, Western Division (Rockford, IL) (the "Illinois Northern District, Western Division Court"). Plaintiff alleges that Cleo, a file-transfer vendor for the Company, experienced a data breach event that may have impacted the personal information of certain individuals during the secure file transfer process from the Company’s systems to third-party systems and that Company data may have been acquired by an unauthorized third party that exploited zero-day vulnerabilities within Cleo’s platform in October and December of 2024. Plaintiff alleges that the Company was negligent in failing to secure the data, breached implied contracts and was unjustly enriched. Ten similar class action complaints were filed against the Company shortly thereafter and eventually transferred to the same court, the Illinois Norther District, Western Division Court. The class actions generally seek injunctive relief and unspecified damages. The defendants' responses to the complaints have been stayed pending the Illinois Northern District, Western Division Court's entry of a global scheduling order. At this early stage of the litigation, the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or liquidity.

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

Antitrust Litigation Settlements

In September 2025, the Company received notice that, in connection with its participation in a class action settlement in the In re Automotive Parts Antitrust Litigation, No. 2:12-md-02311 (E.D. Mich.), the Company would receive a pro rata settlement distribution in the amount of $154 million. The Company received the settlement distribution on September 30, 2025, in which the associated gain is recorded in Legal settlement in the accompanying audited consolidated statements of operations for the year ended December 31, 2025.

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

Note 16—Related Party Transactions

Other Relationships

On June 19, 2024, Hertz entered into a Note Purchase Agreement (“NPA”) with Knighthead Annuity & Life Assurance Company, Knighthead Distressed Opportunities Fund, L.P., Knighthead (NY) Fund, L.P., Knighthead Master Fund, L.P. and CK Opportunities Fund I, LP (collectively, the “Investors”), which entities are investors affiliated with CK Amarillo, an affiliate of Hertz Holdings, in connection with a backstop for Hertz's Exchangeable Notes Due 2029 offering. Under the terms of the NPA, Hertz had the right, but not the obligation, to sell to the Investors up to approximately $44 million in aggregate principal amount of Exchangeable Notes Due 2029 at the same price paid by investors in the offering of Exchangeable Notes Due 2029. At the time of issuance, the Investors purchased approximately $44 million of the Exchangeable Notes Due 2029 on terms no less favorable than those purchased by non-related parties in the offering.

On December 5, 2024, Hertz commenced consent solicitations with respect to its First Lien Senior Notes and its Exchangeable Notes Due 2029 to amend certain provisions of the indentures governing the First Lien Senior Notes and the Exchangeable Notes Due 2029. On December 13, 2024, the Investors affiliated with CK Amarillo, an affiliate of Hertz Holdings, holding Exchangeable Notes Due 2029, collectively received approximately $1 million in consent fees (the “CK Consent Fee”) in exchange for tendering their consents to amend certain provisions of the indenture governing the Exchangeable Notes Due 2029. The CK Consent Fee paid to the Investors was at a consent fee level no greater than the consent fee level paid to non-related holders of the Exchangeable Notes Due 2029.

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

Note 17—Equity and Earnings (Loss) Per Common Share – Hertz Global

Equity of Hertz Global Holdings, Inc.

As of December 31, 2025 and 2024, there were 100,000,000 shares of preferred stock authorized, par value $0.01 per share, and 1,000,000,000 shares of Hertz Global common stock authorized, par value $0.01 per share.

Public Warrants

In June 2021, Hertz Global issued 89,049,029 Public Warrants. See Note 18, "Public Warrants – Hertz Global," for attributes of the Public Warrants, which are classified at fair value as a liability for financial reporting purposes under U.S. GAAP.

ATM Equity Offering Program

In May 2025, Hertz Global filed a Form S-3 Registration Statement as well as a prospectus supplement covering the offering, issuance and sale of up to a maximum aggregate offering price of $250 million shares of Hertz Global common stock par value $0.01 per share that may be issued and sold from time to time under an equity distribution

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
agreement with various banking institutions, acting as the Company's agents, through the ATM Program. As of December 31, 2025, no shares of Hertz Global common stock had been sold under the ATM Program.

Share Repurchase Programs for Common Stock

In June 2022, Hertz Global's independent Audit Committee recommended, and its Board approved the 2022 Share Repurchase Program that authorized repurchases of up to $2.0 billion worth of shares of Hertz Global's outstanding common stock. The 2022 Share Repurchase Program, announced on June 15, 2022, has no expiration date, does not obligate Hertz Global to acquire any particular amount of common stock and can be discontinued at any time. There were no share repurchases during the years ended December 31, 2025 and 2024. As of December 31, 2025, $874 million remains available under the 2022 Share Repurchase Program.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, including Public Warrants and the Exchangeable Notes, except when the effect would be antidilutive. Dilutive shares for stock-based instruments and Public Warrants are computed using the treasury stock method and dilutive shares for the Exchangeable Notes are computed using the if-converted method. Additionally, the Company removes the income or expense impacts related to Public Warrants and the Exchangeable Notes when computing diluted earnings (loss) per common share, when the impacts are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Years Ended December 31,
(In millions, except per share data)(1)	2025	2024	2023
Numerator:
Net income (loss) available to Hertz Global common stockholders, basic	$(747)	$(2,862)	616
Change in fair value of Public Warrants	—	—	(163)
Impact of Exchangeable Notes Due 2030	(35)	—	—
Net income (loss) available to Hertz Global common stockholders, diluted	$(781)	$(2,862)	$452
Denominator:
Basic weighted-average common shares outstanding	310	306	313
Dilutive effect of stock options, RSUs and PSUs	—	—	1
Dilutive effect of Public Warrants	—	—	11
Dilutive effect of Exchangeable Notes Due 2030	12	—	—
Diluted weighted-average common shares outstanding	322	306	326
Antidilutive Public Warrants(2)	83	83	—
Antidilutive stock options, RSUs and PSUs	17	13	6
Antidilutive shares related to Exchangeable Notes Due 2029	40	19	—
Total antidilutive	140	115	6

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(In millions, except per share data)(1)	2025	2024	2023
Earnings (loss) per common share:
Basic	$(2.41)	$(9.34)	$1.97
Diluted	$(2.43)	$(9.34)	$1.39
(1)    The table above is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands, and as a result, may not agree to the amounts shown in the table when calculated in millions.
(2)    Prior period amounts have been adjusted in the current period to correct for immaterial errors. These corrections only affect the disclosure of antidilutive Public Warrants and do not impact the earnings (loss) per common share, basic and diluted, for the year ended December 31, 2024.

Note 18—Public Warrants – Hertz Global

The Company accounts for its Public Warrants in accordance with the provisions of Topic 480, under which the Public Warrants meet the definition of a freestanding financial instrument. Although these are publicly traded warrants, they are classified as liabilities due to certain settlement provisions that are only applicable in the event of change of control (as defined by the Public Warrant Agreement). The Public Warrants are recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2025 and 2024. See Note 13, "Fair Value Measurements."

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

In connection with the issuance of the Exchangeable Notes Due 2029 in June 2024, an anti-dilution provision in the Public Warrant Agreement required that the exercise price and warrant number be adjusted. This resulted in the exercise price of the Public Warrants decreasing from $13.80 to $13.61, effective upon the issuance of the Exchangeable Notes Due 2029 on June 28, 2024. Effective concurrently with the change in exercise price, the number of shares of Hertz Global common stock to which a holder of a Public Warrant is entitled upon exercise of a Public Warrant increased from one share to 1.0140 shares.

As of December 31, 2025, approximately 6,300,000 Public Warrants had been exercised since their original issuance in June 2021. As of December 31, 2025, approximately 82,700,000 Public Warrants remain outstanding and an exercise price of $13.61. The Public Warrants are recorded at fair value in the accompanying consolidated balance sheets as of December 31, 2025 and 2024. See Note 13, "Fair Value Measurements."

Note 19—Segment Information

The Company's chief operating decision maker ("CODM") is its Chief Executive Officer. The CODM uses Adjusted EBITDA to determine segment profitability, which aids the CODM in the assessment of segment operating performance and assists in the evaluation of resource needs and allocation of resources to the Company's reportable segments. The CODM conducts regular meetings with finance and operational leaders to review targeted results versus actual results to facilitate the evaluation of Adjusted EBITDA. The Company has identified two reportable segments, which are consistent with its operating segments and organized based primarily on the geographic areas in which business is conducted, as follows:
•Americas RAC - Rental of vehicles (cars, crossovers, vans and light trucks), as well as sales of value-added services, in the U.S., Canada, Latin America and the Caribbean. The Company maintains a network of company-operated rental locations in this segment and has franchisees and partners that operate rental locations under the Company's brands; and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•International RAC - Rental of vehicles (cars, crossovers, vans and light trucks), as well as sales of value-added services, in locations other than the U.S., Canada, Latin America and the Caribbean. The Company maintains a network of company-operated rental locations, a majority of which are in Europe, and has franchisees and partners that operate rental locations under the Company's brands.

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

	Year Ended December 31, 2025
(In millions)	Americas RAC	International RAC	Total
Revenues	$6,759	$1,745	$8,504
Significant segment expenses:
Direct vehicle and operating	4,461	1,031	5,492
Depreciation of revenue earning vehicles and lease charges, net(1)	1,574	353	1,927
Selling, general and administrative	504	228	732
Other segment items(2)	392	9	401
Segment profit (loss): Adjusted EBITDA	$(172)	$124	(48)
Adjustments:
Corporate(3)			(291)
Non-vehicle depreciation and amortization			(117)
Non-vehicle debt interest, net(4)			(498)
Vehicle debt-related charges(5)			(46)
Restructuring and restructuring related charges(6)			(18)
Unrealized gains (losses) on financial instruments(7)			37
Gain on sale of non-vehicle capital assets(8)			144
Legal settlement(9)			154
Bankruptcy-related litigation reserve(10)			(24)
Other items(11)			(79)
Income (loss) before income taxes - Hertz			(786)
Change in fair value of Public Warrants(12)			(44)
Income (loss) before income taxes - Hertz Global			$(830)

	Year Ended December 31, 2024
(In millions)	Americas RAC	International RAC	Total
Revenues	$7,398	$1,651	$9,049
Significant segment expenses:
Direct vehicle and operating	4,726	971	5,697
Depreciation of revenue earning vehicles and lease charges, net(1)	3,198	413	3,611
Selling, general and administrative	482	244	726
Other segment items(2)	349	(8)	341
Segment profit (loss): Adjusted EBITDA	$(1,357)	$31	$(1,326)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2024
(In millions)	Americas RAC	International RAC	Total
Adjustments:
Corporate(3)			(215)
Non-vehicle depreciation and amortization			(139)
Non-vehicle debt-interest, net			(375)
Vehicle debt-related charges(5)			(45)
Restructuring and restructuring related charges(6)			(66)
Unrealized gains (losses) on financial instruments(7)			(7)
Bankruptcy-related litigation reserve(10)			(292)
Long-Lived Assets impairment(13)			(1,048)
Non-cash stock-based compensation forfeitures(14)			64
Other items(11)			(63)
Income (loss) before income taxes - Hertz			(3,512)
Change in fair value of Public Warrants(12)			275
Income (loss) before income taxes - Hertz Global			$(3,237)

	Year Ended December 31, 2023
(In millions)	Americas RAC	International RAC	Total
Revenues	$7,722	$1,649	$9,371
Significant segment expenses:
Direct vehicle and operating	4,582	880	5,462
Depreciation of revenue earning vehicles and lease charges, net(1)	1,775	264	2,039
Selling, general and administrative	501	227	728
Other segment items(2)	279	(24)	255
Segment profit (loss): Adjusted EBITDA	$585	$302	$887
Adjustments:
Corporate(3)			(326)
Non-vehicle depreciation and amortization			(149)
Non-vehicle debt interest, net			(238)
Vehicle debt-related charges(5)			(42)
Restructuring and restructuring related charges(6)			(17)
Unrealized gains (losses) on financial instruments(7)			(117)
Gain on sale of non-vehicle capital assets(8)			162
Other items(9)			(37)
Income (loss) before income taxes - Hertz			123
Change in fair value of Public Warrants(10)			163
Income (loss) before income taxes - Hertz Global			$286
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
(6)    Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related primarily to personnel reductions, litigation and closure of underperforming locations. In 2025 and 2024, charges are recorded within selling, general and administrative expense. In 2023, charges are recorded within direct vehicle and operating expense and selling, general and administrative expense.
(7)    Represents unrealized gains (losses) on derivative financial instruments in which interest rate instrument gains (losses) are recorded within vehicle interest expense, net and foreign currency forward contract gains (losses) are recorded within selling, general and administrative expense. In 2025 and 2024, also includes gains (losses) associated with the Exchange Features 2029 and the Exchange Feature 2030, which are recorded within non-vehicle interest expense, net. See Note 12, "Financial Instruments."
(8)    Represents the gains recognized on the sales of certain non-vehicle capital assets sold in 2025 and 2023. See Note 3, "Divestitures."
(9)    Represents the gain related to the receipt of a legal settlement distribution in September 2025 in connection with the Company’s participation in a class action settlement. See Note 15, "Contingencies and Off-Balance Sheet Commitments."
(10)    Represents an increase to an existing bankruptcy-related litigation reserve initially recorded in September 2024, including interest which continues to accrue during each subsequent reporting period. See Note 15, "Contingencies and Off-Balance Sheet Commitments."
(11)    Represents miscellaneous items. For 2025, primarily includes a pension plan settlement reserve adjustment, a one-time settlement agreement to restructure an IT contract,, certain IT-related charges, cloud computing costs, an unfavorable litigation ruling and certain concession-related adjustments. For 2024, primarily includes certain IT-related charges, cloud computing costs and certain storm-related vehicle damages, partially offset by a loss recovery settlement and certain litigation settlements. For 2023, primarily includes certain IT-related costs, charges for certain storm-related vehicle damages and certain professional fees and charges related to the settlement of bankruptcy claims, partially offset by a loss recovery settlement.
(12)    Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants.
(13)    Represents Long-Lived Assets impairment charges recognized in the third quarter of 2024. See Note 4, "Long-Lived Assets Impairment."
(14)    Represents former CEO awards forfeited in March 2024. See Note 9, "Stock-Based Compensation."

The following tables provide other significant segment statement of operations, balance sheet and cash flow information for each of Hertz Global and Hertz.

	Years Ended December 31,
(In millions)	Americas RAC	International RAC	Unallocated(1)	Total Hertz Global and Hertz
2025
Depreciation and amortization, non-vehicle assets	$96	$14	$7	$117
Vehicle interest expense, net(2)	510	98	—	608
Non-vehicle interest expense, net(2)	2	(16)	483	469
2024
Depreciation and amortization, non-vehicle assets	$109	$13	$17	$139
Vehicle interest expense, net(2)	479	111	—	590
Non-vehicle interest expense, net(2)	(4)	(18)	391	369
2023
Depreciation and amortization, non-vehicle assets	$125	$11	$13	$149
Vehicle interest expense, net(2)	456	99	—	555
Non-vehicle interest expense, net(2)	(22)	(10)	270	238
(1)    Includes expenses associated with the Company's corporate operations which are not attributable to a particular reportable segment.
(2)    The Company's CODM relies primarily on interest expense,net when reviewing targeted results versus actual results to facilitate in the evaluation of segment results.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	Americas RAC	International RAC	Unallocated(1)	Total Hertz Global	Unallocated - Hertz(2)	Total Hertz
2025
Revenue earning vehicles, net(3)	$10,844	$1,682	$—	$12,526	$—	$12,526
Property and equipment, net	415	63	88	566	—	566
Total assets(4)	17,809	3,357	1,145	22,311	(3)	22,308
2024
Revenue earning vehicles, net(3)	$10,253	$1,710	$—	$11,963	$—	$11,963
Property and equipment, net	460	71	92	623	—	623
Total assets(4)	17,386	3,456	960	21,802	(1)	21,801
(1)    Includes assets associated with the Company's corporate operations which are not attributable to a particular reportable segment.
(2)    Includes assets associated with Hertz's corporate operations which are not attributable to a particular reportable segment.
(3)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date. See Note 5, "Revenue Earning Vehicles."
(4)    The consolidated total assets of Hertz Global and Hertz as of December 31, 2025 and 2024 include total assets of VIEs of $1.3 billion and $1.4 billion, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 7, "Debt," for further information.

	Years Ended December 31,
(In millions)	Americas RAC	International RAC	Unallocated(1)	Total Hertz Global and Hertz
2025
Expenditures	$(8,579)	$(1,700)	$(1)	$(10,280)
Proceeds from disposals	6,651	1,637	(2)	8,286
Net expenditures	$(1,928)	$(63)	$(3)	$(1,994)
2024
Expenditures	$(8,931)	$(1,687)	$(11)	$(10,629)
Proceeds from disposals	6,105	1,594	2	7,701
Net expenditures	$(2,826)	$(93)	$(9)	$(2,928)
2023
Expenditures	$(7,736)	$(1,921)	$(45)	$(9,702)
Proceeds from disposals	4,376	1,298	5	5,679
Net expenditures	$(3,360)	$(623)	$(40)	$(4,023)
(1)    Includes assets associated with the Company's corporation operations which are not attributable to a particular reportable segment.

The Company operates in the U.S. and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Years Ended December 31,
(In millions)	2025	2024	2023
Revenues
U.S.	$6,422	$7,060	$7,392
International	2,082	1,989	1,979
Total Hertz Global and Hertz	$8,504	$9,049	$9,371

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
(In millions)	U.S.	International	Total Hertz Global	U.S. - Hertz	Total Hertz
2025
Revenue earning vehicles, net(1)	$10,473	$2,053	$12,526	$—	$12,526
Property and equipment, net	484	82	566	—	566
Operating lease right-of-use assets	1,927	330	2,257	—	2,257
Total assets	18,242	4,069	22,311	(3)	22,308
2024
Revenue earning vehicles, net(1)	$9,880	$2,083	$11,963	$—	$11,963
Property and equipment, net	535	88	623	—	623
Operating lease right-of-use assets	1,815	273	2,088	—	2,088
Total assets	17,670	4,132	21,802	(1)	21,801
(1)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date. See Note 5, "Revenue Earning Vehicles."

Note 20—Subsequent Events

In January 2026, the Company made a payment for the stipulated amount of $346 million in connection with the case captioned Wells Fargo Bank, National Association v. The Hertz Corporation, et. al., as further disclosed in Note 15, "Contingencies and Off-Balance Sheet Commitments."

In February 2026, Hertz increased the committed amounts under its Standby LCs by approximately $200 million, as further disclosed in Note 7, "Debt."

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY BALANCE SHEETS
(In millions, except par value and share data)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$—	$1
Restricted cash and cash equivalents	—	—
Total cash and cash equivalents and restricted cash and cash equivalents	—	1
Prepaid expenses and other assets	3	—
Investments in subsidiaries, net	(243)	326
Deferred income taxes, net	3	4
Total assets	$(237)	$331
LIABILITIES AND STOCKHOLDERS' EQUITY
Public Warrants	222	178
Total liabilities	222	178
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 486,543,836 and 481,502,623 shares issued, respectively, and 311,731,792 and 306,690,579 shares outstanding, respectively	5	5
Treasury stock, at cost, 174,812,044 and 174,812,044 common shares, respectively	(3,430)	(3,430)
Additional paid-in capital	6,447	6,396
Retained earnings (Accumulated deficit)	(3,249)	(2,502)
Accumulated other comprehensive income (loss)	(232)	(316)
Total stockholders' equity	(459)	153
Total liabilities and stockholders' equity	$(237)	$331

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS
(In millions)

	Years Ended December 31,
	2025	2024	2023
Revenues	$—	$—	$—
Expenses:
Change in fair value of Public Warrants	44	(275)	(163)
Total expenses	44	(275)	(163)
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	(44)	275	163
Income tax (provision) benefit	—	—	1
Equity in earnings (losses) of subsidiaries, net of tax	(703)	(3,137)	452
Net income (loss)	$(747)	$(2,862)	$616

The accompanying notes are an integral part of these financial statements.

PARENT COMPANY STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(747)	$(2,862)	$616
Total other comprehensive income (loss)	84	(68)	46
Total comprehensive income (loss)	$(663)	$(2,930)	$662

The accompanying notes are an integral part of these financial statements.

SCHEDULE I (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HERTZ GLOBAL HOLDINGS, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$(3)	$(2)	$3
Cash flows from financing activities:
Share repurchases	—	—	(315)
Dividends from Hertz	13	7	321
Other	(11)	(4)	(9)
Net cash provided by (used in) financing activities	2	3	(3)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(1)	1	—
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1	—	—
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$—	$1	$—

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

These condensed parent company financial statements reflect the activity of Hertz Holdings as the parent company to Hertz and have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Hertz exceed 25% of the consolidated net assets of Hertz Holdings. This information should be read in conjunction with the consolidated financial statements of Hertz Global included in this 2025 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

Note 2—Contingencies

For a discussion of the commitments and contingencies of Hertz Holdings, refer to the sections below included in Note 15, "Contingencies and Off-Balance Sheet Commitments," to the Notes to its consolidated financial statements included in this 2025 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data."

•Share Repurchase Program Litigation
•Securities Class Action Complaint

The remaining sections of Note 15, "Contingencies and Off-Balance Sheet Commitments," and Note 10, "Leases," describe the commitments and contingencies of Hertz Holdings, including its subsidiaries.

Note 3—Dividends

In 2025 and 2024, $13 million and $7 million of cash dividends were paid by Hertz to Hertz Holdings. In 2023,$321 million in cash dividends were paid by Hertz to Hertz Holdings to fund common stock repurchases. There were no non-cash dividends paid by Hertz in 2025, 2024 or 2023.

Note 4—Share Repurchases

For a discussion of the share repurchase programs of Hertz Holdings, see Note 17, "Equity and Earnings (Loss) Per Common Share – Hertz Global" in Part II, Item 8 of this 2025 Annual Report. There were no share repurchases during the years ended December 31, 2025 and 2024.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
(In millions)

	Balance at Beginning of Period	Additions
		Charges to Earnings		Translation Adjustments	Deductions		Balance at End of Period
Receivables allowances:
Year Ended December 31, 2025	$59	$127		$—	$(95)	(1)	$91
Year Ended December 31, 2024	47	120		—	(108)	(1)	59
Year Ended December 31, 2023	45	93		—	(91)	(1)	47

Tax valuation allowances:
Year Ended December 31, 2025	$839	$69		$38	$(15)	(3)	$931
Year Ended December 31, 2024	305	558	(2)	(15)	(9)	(3)	839
Year Ended December 31, 2023	511	22		10	(238)	(3)	305
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

None.

ITEM 9A. CONTROLS AND PROCEDURES

HERTZ GLOBAL HOLDINGS, INC.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this 2025 Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this 2025 Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
this 2025 Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by COSO in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this 2025 Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) entered into or terminated any (i) contract or written plan for the purchase or sale of securities of Hertz Global intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Hertz Global has adopted an Insider Trading Policy and procedures applicable to all Company personnel – including directors, officers, employees and other covered persons – and has implemented processes for the Company that the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the Nasdaq listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this 2025 Annual Report.

The information required by Item 10 as set forth under “Delinquent Section 16(a) Reports” in the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Hertz Global is incorporated by reference.

Hertz Global

The information required by Item 10 with respect to Hertz Global, other than the executive officers of Hertz Global, which information is contained in Part 1 of this 2025 Annual Report, is incorporated by reference to the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Hertz Global. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this 2025 Annual Report.

Hertz

As disclosed in the Explanatory Note to this 2025 Annual Report, Hertz Global indirectly owns 100% of the common stock of Hertz. As a wholly owned subsidiary, Hertz is not a listed company, it is managed together with Hertz Global and is subject to Hertz Global’s policies and procedures.

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

Information about the individuals serving as members of the Board and as executive officers of Hertz can be found in Part I of this 2025 Annual Report under “Information About Our Executive Officers.”

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
Financial Officer, is a member of the Board of Hertz and meets the requirements under SEC rules and regulations for an “audit committee financial expert.”

ITEM 11. EXECUTIVE COMPENSATION

Hertz Global

The information required by Item 11 with respect to Hertz Global is incorporated by reference to the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Hertz Global.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Hertz Global

The information required by Item 12 with respect to Hertz Global is incorporated by reference to the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Hertz Global.

Hertz

Hertz Global owns 100% of Hertz’s issued and outstanding common stock. None of Hertz’s executive officers or directors owns any equity securities of Hertz and Hertz does not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Hertz Global

The information required by Item 13 with respect to Hertz Global is incorporated by reference to the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Hertz Global.

Hertz

See Note 16, "Related Party Transactions," in Part II, Item 8 of this 2025 Annual Report for information related to certain relationships and transactions that existed or that Hertz has entered into with related persons in 2025.

See Item 10. Directors, Executive Officers and Corporate Governance, for information required by Item 407(a) of Regulation S-K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and services performed by Ernst & Young LLP, Hertz Global and Hertz's principal accounting firm during fiscal years 2025 and 2024, were as follows:

(In millions)	2025	2024
Audit fees(1)	$15	$13
Audit-related fees(2)	1	1
Tax fees	—	—
All other fees	—	—
Total	$16	$14
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

Audit Committee Pre-Approval Policies and Procedures

The Hertz Global Audit Committee charter requires the Audit Committee to pre-approve all audit and permitted non-audit services to be performed by our independent registered public accounting firm, and the Audit Committee annually adopts a pre-approval policy setting forth the types of services and amounts subject to pre-approval for the fiscal year. The Audit Committee is also permitted to delegate pre-approval authority to the Chair of the Audit Committee, who must then provide a report to the full Audit Committee at its next scheduled meeting. All audit and non-audit fees were pre-approved by the Audit Committee in 2025.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 2025 Annual Report:

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

4.6	Hertz Holdings Hertz
Indenture, dated September 29, 2025, among The Hertz Corporation, as Issuer, the Guarantors party thereto and Computershare Trust Company, N.A., as Trustee, governing the 5.500% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on September 29, 2025).

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

4.7.1	Hertz Holdings Hertz
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

4.7.2	Hertz Holdings Hertz
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

4.7.3	Hertz Holdings Hertz
Amendment No. 3 to Second Amended and Restated Series 2021-A Supplement, dated as of May 8, 2025, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, the several committed note purchasers party thereto, the several conduit investors party thereto, the several funding agents for the investor groups party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 9, 2025).

4.7.4	Hertz Holdings Hertz
Amendment No. 4 to Second Amended and Restated Series 2021-A Supplement, dated as of June 27, 2025, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 30, 2025).

4.8	Hertz Holdings Hertz
Third Amended and Restated Series 2021-A Supplement, dated as of August 29, 2025, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541) as filed November 4, 2025).

4.9	Hertz Holdings Hertz
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.20	Hertz Holdings Hertz
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

4.21	Hertz Holdings Hertz
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

4.22	Hertz Holdings Hertz
Series 2025-3 Supplement, dated as of June 30, 2025, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 30, 2025).

4.23	Hertz Holdings Hertz
Series 2025-4 Supplement, dated as of June 30, 2025, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 30, 2025).

4.24	Hertz Holdings Hertz
Series 2025-5 Supplement, dated as of December 5, 2025, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on December 5, 2025).

4.25	Hertz Holdings Hertz
Series 2025-6 Supplement, dated as of December 5, 2025, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on December 5, 2025).

4.26	Hertz Holdings Hertz
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

4.26.1	Hertz Holdings Hertz
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

4.27	Hertz Holdings Hertz
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.28	Hertz Holdings Hertz
Amended and Restated Issuer Facility Agreement as amended and restated on May 9, 2025, by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation U.K. Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 9, 2025).

4.29	Hertz Holdings Hertz
Amended and Restated Issuer Facility Agreement, as amended and restated on July 17, 2025, by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 17, 2025).

4.3	Hertz Holdings Hertz
Amended and Restated Master Definitions and Constructions Agreement as amended and restated on May 9, 2025, by and among International Fleet Financing No. 2 B.V., Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SLU, Hertz Autovermietung GMBH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas, BNP Paribas, Italian Branch, BNP Paribas S.A., Hertz Italiana S.R.L., IFM SPV S.R.L., Hertz Fleet Italiana S.R.L., Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, The Hertz Corporation, BNP Paribas, Luxembourg Branch, TMF SFS Management BV, TMF France Management SARL, TMF France SAS, KPMG Advisory SAS, BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Banca Nazionale Del Lavoro S.P.A., Sanne Trustee Services Limited, certain committed note purchasers, conduit investors and funding agents named therein, Hertz Holdings Netherlands 2 B.V. and Hertz International Limited (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 9, 2025).

4.31	Hertz Holdings Hertz
Amended and Restated Master Definitions and Constructions Agreement, as amended and restated on July 17, 2025, by and among International Fleet Financing No. 2 B.V., Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SLU, Hertz Autovermietung GMBH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas, BNP Paribas, Italian Branch, BNP Paribas S.A., Hertz Italiana S.R.L., IFM SPV S.R.L., Hertz Fleet Italiana S.R.L., Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, The Hertz Corporation, BNP Paribas, Luxembourg Branch, TMF SFS Management BV, TMF France Management SARL, TMF France SAS, KPMG Advisory SAS, BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Banca Nazionale Del Lavoro S.P.A., Sanne Trustee Services Limited, certain committed note purchasers, conduit investors and funding agents named therein, Hertz Holdings Netherlands 2 B.V. and Hertz International Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 17, 2025).

4.32	Hertz Holdings Hertz
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

4.33	Hertz Holdings Hertz
Amended and Restated Dutch Master Lease and Servicing Agreement, amended and restated on May 9, 2025, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Automobielen Nederland B.V., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 7, 2025).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
4.34	Hertz Holdings Hertz
Amended and Restated French Master Lease and Servicing Agreement, amended and restated on May 9, 2025, by and among RAC Finance SAS., Hertz France SAS., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 7, 2025).

4.35	Hertz Holdings Hertz
Amended and Restated German Master Lease and Servicing Agreement, amended and restated on May 9, 2025, by and among Hertz Fleet Limited, Hertz Autovermietung GMBH, those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 7, 2025).

4.36	Hertz Holdings Hertz
Amended and Restated Italian Master Lease Agreement, amended and restated on May 9, 2025, by and among IFM SPV S.R.L., Hertz Italiana S.R.L., those Permitted Lessees from time to time becoming Lessees thereunder, Hertz Fleet Italiana S.R.L., International Fleet Financing No. 2 B.V., and Banca Finanziaria Internationazionale S.P.A. (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 7, 2025).

4.37	Hertz Holdings Hertz
Amended and Restated Spanish Master Lease and Servicing Agreement, amended and restated on May 9, 2025, by and among Stuurgroep Fleet (Netherlands) B.V., Stuurgroep Fleet (Netherlands) B.V., Sucursal en Espana, Hertz de Espana, S.L.U., those Permitted Lessees from time to time becoming Lessees thereunder, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 7, 2025).

4.38	Hertz Holdings Hertz
Amended and Restated Belgian Master Instalment Sale and Administration Agreement, amended and restated on May 9, 2025, by and among Stuurgroep Fleet (Netherlands) B.V., Hertz Belgium BV, those Permitted Instalment Purchasers from time to time becoming Instalment Purchasers thereunder, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 7, 2025).

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
Voting Agreement, dated as of March 24, 2025, by and between Hertz Global Holdings, Inc. and CK Amarillo LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 24, 2025).

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

10.5	Hertz Holdings Hertz
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

10.7	Hertz Holdings Hertz
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

10.7.1	Hertz Holdings Hertz
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

10.7.2	Hertz Holdings Hertz
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

10.7.3	Hertz Holdings Hertz
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

10.7.4	Hertz Holdings Hertz
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

10.7.5	Hertz Holdings Hertz
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

10.7.6	Hertz Holdings Hertz
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.7.7	Hertz Holdings Hertz
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

10.7.8	Hertz Holdings Hertz
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

10.7.9	Hertz Holdings Hertz
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

10.7.10	Hertz Holdings Hertz
Amendment No. 10, dated as of May 6, 2025, to Credit Agreement, dated as of June 30, 2021, by and among The Hertz Corporation, the subsidiary borrowers party thereto as borrowers from time to time, Rental Car Intermediate Holdings, LLC, the other guarantors party thereto, the lenders and issuing lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 9, 2025).

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

10.10.1	Hertz Holdings Hertz
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

10.12	Hertz Holdings Hertz
Hertz Global Holdings, Inc. Amended and Restated Directors' Compensation Policy, dated January 31, 2024 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 12, 2024).†

10.13	Hertz Holdings Hertz
Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 2, 2021).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.14	Hertz Holdings Hertz
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

10.18	Hertz Holdings Hertz
Form of Performance Stock Unit Agreement (2022) under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on July 28, 2022).†

10.19	Hertz Holdings Hertz
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

10.21	Hertz Holdings Hertz
Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on September 29, 2025).

10.22	Hertz Holdings Hertz
Amended and Restated Performance Stock Unit Agreement, dated as of April 7, 2025, by and between Hertz Global Holdings, Inc. and Gil West (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 12, 2025).†

10.23	Hertz Holdings Hertz
Amended and Restated Performance Stock Unit Agreement, dated as of April 7, 2025, by and between Hertz Global Holdings, Inc. and Scott Haralson (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 12, 2025).†

10.24	Hertz Holdings Hertz
Amended and Restated Performance Stock Unit Agreement, dated as of April 7, 2025, by and between Hertz Global Holdings, Inc. and Sandeep Dube (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on May 12, 2025).†

10.25	Hertz Holdings Hertz
2021 Hertz Global Holdings, Inc. Severance Plan for Senior Executives, amended and restated as of December 11, 2023 (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 18, 2025).†

10.26	Hertz Holdings Hertz
Offer Letter, dated May 29, 2024, between Scott Haralson and Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 1, 2024).†

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.27	Hertz Holdings Hertz
Employment Agreement, dated as of February 3, 2022, between Hertz Global Holdings, Inc., and Stephen M. Scherr (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 27, 2022).†

10.28	Hertz Holdings Hertz
Employment Agreement, dated March 15, 2024, between Hertz Global Holdings, Inc. and Gil West (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on March 18, 2024).†

10.29	Hertz Holdings Hertz
Offer Letter, dated June 28, 2024, between Sandeep Dube and Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 12, 2024).†

10.30	Hertz Holdings Hertz
Offer Letter, dated June 25, 2024, between Katherine Lee Martin and Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 12, 2024).†

10.31	Hertz Holdings Hertz
Offer Letter, dated December 11, 2024, between Christopher G. Berg and Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 7, 2025).†

10.32	Hertz Holdings Hertz
Offer Letter, dated September 29, 2025, between Christopher G. Berg and Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2025).†

10.33	Hertz Holdings Hertz
Offer Letter, dated September 29, 2025, between Michael Moore and Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2025).†

10.34	Hertz Holdings Hertz
Offer Letter, dated July 31, 2025, between Mark Kosman and Hertz Global Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on November 4, 2025).†

10.35	Hertz Holdings Hertz
Offer Letter between Eric Leef and Hertz Global Holdings, Inc., dated September 2, 2020 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on February 7, 2023).†

10.36	Hertz Holdings Hertz	Offer Letter, dated October 17, 2025, between Jyoti Chopra and Hertz Global Holdings, Inc.†*
10.37	Hertz Holdings Hertz	Offer Letter, dated October 9, 2025, between Piero Bussani and Hertz Global Holdings, Inc.†*
10.38	Hertz Holdings Hertz	Relocation Offer Letter dated December 11, 2025, between Piero Bussani and Hertz Global Holdings, Inc.†*
19.1	Hertz Holdings Hertz	Insider Trading Policy.*
21.1	Hertz Holdings Hertz	The List of Subsidiaries of Hertz Global Holdings, Inc. and The Hertz Corporation.*
23.1	Hertz Holdings	Consent of Independent Registered Public Accounting Firm.*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
97.1	Hertz Holdings Hertz
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
* Filed herewith
**Furnished herewith

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lee County, Florida on the 26th day of February 2026.

HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)

By:	/s/ SCOTT M. HARALSON
Name:	Scott M. Haralson
Title:	Executive Vice President and Chief Financial Officer

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 26, 2026:

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