Form 10-Q
period 2026-03-31
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2026-05-08
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address, Zip Code and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC.				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	The Nasdaq Stock Market LLC
Hertz Global Holdings, Inc.	Warrants to purchase Common Stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $13.61 per share, subject to adjustment	HTZWW	The Nasdaq Stock Market LLC
The Hertz Corporation	None		None	None

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	April 30, 2026
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	315,764,523
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$583	$565
Restricted cash and cash equivalents:
Vehicle	361	317
Non-vehicle	275	285
Total restricted cash and cash equivalents	636	602
Total cash and cash equivalents and restricted cash and cash equivalents	1,219	1,167
Receivables:
Vehicle	364	381
Non-vehicle, net of allowance of $100 and $91, respectively	756	729
Total receivables, net	1,120	1,110
Prepaid expenses and other assets	1,193	782
Revenue earning vehicles:
Vehicles	14,532	14,039
Less: accumulated depreciation	(1,573)	(1,513)
Total revenue earning vehicles, net	12,959	12,526
Property and equipment, net	560	566
Operating lease right-of-use assets	2,328	2,257
Intangible assets, net	2,864	2,858
Goodwill	1,045	1,045
Total assets(1)	$23,288	$22,311
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$576	$342
Non-vehicle	570	517
Total accounts payable	1,146	859
Accrued liabilities	980	1,231
Accrued taxes, net	156	131
Debt:
Vehicle	11,950	11,629
Non-vehicle	6,246	5,425
Total debt	18,196	17,054
Public Warrants	189	222
Operating lease liabilities	2,389	2,275
Self-insured liabilities	641	648
Deferred income taxes, net	377	350
Total liabilities(1)	24,074	22,770
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 489,865,099 and 486,543,836 shares issued, respectively, and 315,053,055 and 311,731,792 shares outstanding, respectively	5	5
Treasury stock, at cost, 174,812,044 and 174,812,044 common shares, respectively	(3,430)	(3,430)
Additional paid-in capital	6,457	6,447
Retained earnings (Accumulated deficit)	(3,582)	(3,249)
Accumulated other comprehensive income (loss)	(236)	(232)
Total stockholders' equity (deficit)	(786)	(459)
Total liabilities and stockholders' equity (deficit)	$23,288	$22,311
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of March 31, 2026 and December 31, 2025 include total assets of variable interest entities (“VIEs”) of $1.3 billion, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of March 31, 2026 and December 31, 2025 include total liabilities of VIEs of $1.3 billion, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 4, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$2,004	$1,813
Expenses:
Direct vehicle and operating	1,344	1,274
Depreciation of revenue earning vehicles and lease charges, net	481	535
Non-vehicle depreciation and amortization	26	30
Selling, general and administrative	236	219
Interest expense, net:
Vehicle	146	140
Non-vehicle	110	127
Interest expense, net	256	267
Other (income) expense, net	(2)	4
Change in fair value of Public Warrants	(33)	9
Total expenses	2,308	2,338
Income (loss) before income taxes	(304)	(525)
Income tax (provision) benefit	(29)	82
Net income (loss)	$(333)	$(443)

Weighted-average common shares outstanding:
Basic	314	307
Diluted	314	307
Earnings (loss) per common share:
Basic	$(1.06)	$(1.44)
Diluted	$(1.06)	$(1.44)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(333)	$(443)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	15
Total other comprehensive income (loss)	(4)	15
Total comprehensive income (loss)	$(337)	$(428)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity (Deficit)
Balance as of:
December 31, 2024	—	$—	307	$5	$6,396	$(2,502)	$(316)	175	$(3,430)	$153
Net income (loss)	—	—	—	—	—	(443)	—	—	—	(443)
Other comprehensive income (loss)	—	—	—	—	—	—	15	—	—	15
Net settlement on vesting of restricted stock	—	—	1	—	(3)	—	—	—	—	(3)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
March 31, 2025	—	—	308	5	6,409	(2,945)	(301)	175	(3,430)	(262)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity (Deficit)
Balance as of:
December 31, 2025	—	$—	312	$5	$6,447	$(3,249)	$(232)	175	$(3,430)	$(459)
Net income (loss)	—	—	—	—	—	(333)	—	—	—	(333)
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	—	—	(4)
Net settlement on vesting of restricted stock	—	—	3	—	(7)	—	—	—	—	(7)
Stock-based compensation charges	—	—	—	—	17	—	—	—	—	17
March 31, 2026	—	—	315	5	6,457	(3,582)	(236)	175	(3,430)	(786)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(333)	$(443)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	537	624
Depreciation and amortization, non-vehicle	26	30
Amortization of deferred financing costs and debt discount (premium)	19	18
Accreted interest on Exchangeable Notes	7	2
Non-cash paid-in-kind ("PIK") interest on Exchangeable Notes	11	11
Stock-based compensation charges	17	16
Provision for receivables allowance	44	25
Deferred income taxes, net	26	(124)
(Gain) loss on sale of non-vehicle capital assets	(3)	(3)
Change in fair value of Public Warrants	(33)	9
Unrealized (gain) loss on financial instruments	(30)	—
Other	1	4
Changes in assets and liabilities:
Non-vehicle receivables	(73)	43
Prepaid expenses and other assets	(53)	(34)
Operating lease right-of-use assets	112	113
Non-vehicle accounts payable	46	7
Accrued liabilities	(251)	21
Accrued taxes, net	24	38
Operating lease liabilities	(69)	(113)
Self-insured liabilities	(5)	7
Net cash provided by (used in) operating activities	20	251
Cash flows from investing activities:
Revenue earning vehicles expenditures	(3,602)	(2,847)
Proceeds from disposal of revenue earning vehicles	2,527	2,124
Non-vehicle capital asset expenditures	(29)	(22)
Proceeds from disposal of non-vehicle capital assets	6	27
Net cash provided by (used in) investing activities	(1,098)	(718)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	745	1,126
Repayments of vehicle debt	(425)	(1,384)
Proceeds from issuance of non-vehicle debt	1,205	900
Repayments of non-vehicle debt	(374)	(280)
Payment of financing costs	(7)	(13)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2026	2025
Other	(8)	(3)
Net cash provided by (used in) financing activities	1,136	346
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(6)	9
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	52	(112)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,167	1,133
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,219	$1,021

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$136	$121
Non-vehicle	137	142
Income taxes, net of refunds	10	9
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$394	$151
Sales of revenue earning vehicles included in vehicle receivables	183	261
Purchases of non-vehicle capital assets included in accounts payable	14	6
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	16	15

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$583	$565
Restricted cash and cash equivalents:
Vehicle	361	317
Non-vehicle	275	285
Total restricted cash and cash equivalents	636	602
Total cash and cash equivalents and restricted cash and cash equivalents	1,219	1,167
Receivables:
Vehicle	364	381
Non-vehicle, net of allowance of $100 and $91, respectively	756	729
Total receivables, net	1,120	1,110
Prepaid expenses and other assets	1,192	779
Revenue earning vehicles:
Vehicles	14,532	14,039
Less: accumulated depreciation	(1,573)	(1,513)
Total revenue earning vehicles, net	12,959	12,526
Property and equipment, net	560	566
Operating lease right-of-use assets	2,328	2,257
Intangible assets, net	2,864	2,858
Goodwill	1,045	1,045
Total assets(1)	$23,287	$22,308
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$576	$342
Non-vehicle	570	517
Total accounts payable	1,146	859
Accrued liabilities	980	1,231
Accrued taxes, net	157	131
Debt:
Vehicle	11,950	11,629
Non-vehicle	6,246	5,425
Total debt	18,196	17,054
Operating lease liabilities	2,389	2,275
Self-insured liabilities	641	648
Deferred income taxes, net	380	353
Total liabilities(1)	23,889	22,551
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,658	4,648
Retained earnings (Accumulated deficit)	(5,024)	(4,659)
Accumulated other comprehensive income (loss)	(236)	(232)
Total stockholder's equity (deficit)	(602)	(243)
Total liabilities and stockholder's equity (deficit)	$23,287	$22,308
(1)    The Hertz Corporation's consolidated total assets as of March 31, 2026 and December 31, 2025 include total assets of VIEs of $1.3 billion, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of March 31, 2026 and December 31, 2025 include total liabilities of VIEs of $1.3 billion, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 4, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended March 31,
	2026	2025
Revenues	$2,004	$1,813
Expenses:
Direct vehicle and operating	1,344	1,274
Depreciation of revenue earning vehicles and lease charges, net	481	535
Non-vehicle depreciation and amortization	26	30
Selling, general and administrative	234	219
Interest expense, net:
Vehicle	146	140
Non-vehicle	110	127
Interest expense, net	256	267
Other (income) expense, net	(2)	4
Total expenses	2,339	2,329
Income (loss) before income taxes	(335)	(516)
Income tax (provision) benefit	(30)	82
Net income (loss)	$(365)	$(434)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(365)	$(434)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	15
Total other comprehensive income (loss)	(4)	15
Total comprehensive income (loss)	$(369)	$(419)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2024	100	$—	$4,598	$(3,956)	$(316)	$326
Net income (loss)	—	—	—	(434)	—	(434)
Other comprehensive income (loss)	—	—	—	—	15	15
Stock-based compensation charges	—	—	16	—	—	16
Dividends paid to Hertz Holdings	—	—	(3)	—	—	(3)
March 31, 2025	100	$—	$4,611	$(4,390)	$(301)	$(80)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2025	100	$—	$4,648	$(4,659)	$(232)	$(243)
Net income (loss)	—	—	—	(365)	—	(365)
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Stock-based compensation charges	—	—	17	—	—	17
Dividends paid to Hertz Holdings	—	—	(7)	—	—	(7)
March 31, 2026	100	$—	$4,658	$(5,024)	$(236)	$(602)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(365)	$(434)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	537	624
Depreciation and amortization, non-vehicle	26	30
Amortization of deferred financing costs and debt discount (premium)	19	18
Accreted interest on Exchangeable Notes	7	2
Non-cash PIK interest on Exchangeable Notes	11	11
Stock-based compensation charges	17	16
Provision for receivables allowance	44	25
Deferred income taxes, net	26	(124)
(Gain) loss on sale of non-vehicle capital assets	(3)	(3)
Unrealized (gain) loss on financial instruments	(30)	—
Other	2	4
Changes in assets and liabilities:
Non-vehicle receivables	(73)	43
Prepaid expenses and other assets	(55)	(34)
Operating lease right-of-use assets	112	113
Non-vehicle accounts payable	46	7
Accrued liabilities	(251)	21
Accrued taxes, net	24	38
Operating lease liabilities	(69)	(113)
Self-insured liabilities	(5)	7
Net cash provided by (used in) operating activities	20	251
Cash flows from investing activities:
Revenue earning vehicles expenditures	(3,602)	(2,847)
Proceeds from disposal of revenue earning vehicles	2,527	2,124
Non-vehicle capital asset expenditures	(29)	(22)
Proceeds from disposal of non-vehicle capital assets	6	27
Net cash provided by (used in) investing activities	(1,098)	(718)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	745	1,126
Repayments of vehicle debt	(425)	(1,384)
Proceeds from issuance of non-vehicle debt	1,205	900
Repayments of non-vehicle debt	(374)	(280)
Payment of financing costs	(7)	(13)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2026	2025
Dividends paid to Hertz Holdings	(7)	(3)
Other	(1)	1
Net cash provided by (used in) financing activities	1,136	347
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(6)	9
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	52	(111)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,167	1,132
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,219	$1,021

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$136	$121
Non-vehicle	137	142
Income taxes, net of refunds	10	9
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$394	$151
Sales of revenue earning vehicles included in vehicle receivables	183	261
Purchases of non-vehicle capital assets included in accounts payable	14	6
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	16	15

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q ("Quarterly Report") combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2026 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes and, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this Quarterly Report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

The December 31, 2025 unaudited condensed consolidated balance sheet data is derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP. The information included in this Quarterly Report should be read in conjunction with information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"), as filed with the Securities and Exchange Commission ("SEC") on February 26, 2026.

Effective in the first quarter of 2026, the Company revised its definition of Adjusted EBITDA, the Company's measure of segment profitability, to better reflect the Company's chief operating decision maker's ("CODM") view of ongoing operations and assessment of the Company's operational performance. The presentation of the prior period has been recast to conform to the current period presentation. See Note 12, "Segment Information," for further information.

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

Recently Issued Accounting Pronouncements

Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued guidance to enhance disclosures related to, among other items, specified information about certain costs and expenses for commonly presented expense captions included in the financial statements. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 using either a prospective or retrospective transition method. Early adoption is permitted. The Company expects to adopt the guidance when it becomes effective. The Company is in the process of determining the method of adoption and is continuing to assess the overall impact of adopting this guidance, but anticipates that the adoption will result in expanded disclosures

Targeted Improvements to the Accounting for Internal-Use Software

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

Note 3—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	March 31, 2026	December 31, 2025
Revenue earning vehicles	$14,338	$13,848
Less accumulated depreciation	(1,573)	(1,513)
	12,765	12,335
Revenue earning vehicles held for sale, net(1)	194	191
Revenue earning vehicles, net	$12,959	$12,526
(1)    Represents the carrying amount of non-program vehicles classified as held for sale as of the respective balance sheet date.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended March 31,
(In millions)	2026	2025
Depreciation of revenue earning vehicles	$436	$466
(Gain) loss on disposal of revenue earning vehicles(1)	23	59
Rents paid for vehicles leased	22	10
Depreciation of revenue earning vehicles and lease charges, net	$481	$535
(1)    Includes costs associated with the sales of vehicles of $52 million and $82 million for the three months ended March 31, 2026 and 2025, respectively.

Note 4—Debt

The Company's debt, including its credit facilities, consists of the following ($ in millions) as of March 31, 2026 and December 31, 2025:

Facility	Weighted-Average Interest Rate as of March 31, 2026	Fixed or Floating Interest Rate	Maturity	March 31, 2026	December 31, 2025
Non-Vehicle Debt
First Lien RCF	7.32%	Floating	3/2028	1,230	$395
Term B Loan	7.29%	Floating	6/2028	1,238	1,242
Incremental Term B Loan	7.42%	Floating	6/2028	489	490
Term C Loan	7.29%	Floating	6/2028	245	245
First Lien Senior Notes	12.63%	Fixed	7/2029	1,250	1,250
Exchangeable Notes Due 2029(1)	8.00%	Fixed	7/2029	282	271
Exchangeable Notes Due 2030(2)	5.50%	Fixed	10/2030	425	425
Senior Notes Due 2026(3)	4.63%	Fixed	12/2026	200	200
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
Other Non-Vehicle Debt(4)(5)	9.02%	Fixed	6/2065	6	6
Fair Value of the Exchange Features 2029(6)	N/A	N/A	N/A	63	78
Fair Value of the Exchange Feature 2030(7)	N/A	N/A	N/A	40	54
Unamortized Debt Issuance Costs(8) and Net (Discount) Premium(9)(10)				(222)	(231)
Total Non-Vehicle Debt				6,246	5,425
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(11)	5.30%	Floating	5/2027	1,855	1,237
HVF III Series 2021-A Class B(11)	9.28%	Fixed	8/2027	300	300
				2,155	1,537
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-2(11)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-2(11)	2.78%	Fixed	6/2027	750	750
HVF III Series 2022-5(11)	4.39%	Fixed	9/2027	364	364
HVF III Series 2023-1(11)	6.17%	Fixed	6/2026	250	500
HVF III Series 2023-2(11)	6.30%	Fixed	9/2028	300	300

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of March 31, 2026	Fixed or Floating Interest Rate	Maturity	March 31, 2026	December 31, 2025
HVF III Series 2023-3(11)	6.46%	Fixed	2/2027	500	500
HVF III Series 2023-4(11)	6.66%	Fixed	3/2029	500	500
HVF III Series 2024-1(11)	5.98%	Fixed	1/2028	375	375
HVF III Series 2024-2(11)	6.03%	Fixed	1/2030	375	375
HVF III Series 2025-1(11)	5.36%	Fixed	9/2028	500	500
HVF III Series 2025-2(11)	5.61%	Fixed	9/2030	500	500
HVF III Series 2025-3(11)	5.54%	Fixed	12/2028	375	375
HVF III Series 2025-4(11)	5.92%	Fixed	12/2030	310	310
HVF III Series 2025-5(11)	5.01%	Fixed	5/2029	450	450
HVF III Series 2025-6(11)	5.31%	Fixed	5/2031	550	550
				8,099	8,349
Vehicle Debt - Other
European ABS(11)	4.58%	Floating	4/2027	956	965
Hertz Canadian Securitization(11)	4.06%	Floating	4/2027	270	307
Australian Securitization(11)	5.51%	Floating	6/2027	234	228
New Zealand RCF	5.41%	Floating	8/2027	69	64
U.K. ABS	5.56%	Floating	3/2028	93	109
Other Vehicle Debt(12)	6.23%	Floating	4/2026 - 7/2028	119	120
				1,741	1,793
Unamortized Debt Issuance Costs and Net (Discount) Premium				(45)	(50)
Total Vehicle Debt				11,950	11,629
Total Debt				$18,196	$17,054
(1)    The effective interest rate of the Exchangeable Notes Due 2029, inclusive of the bifurcated Exchange Features 2029, as defined and disclosed in Note 10, "Fair Value Measurements," and PIK interest, was approximately 16.9% and 16.4% as of March 31, 2026 and December 31, 2025, respectively.
(2)    The effective interest rate of the Exchangeable Notes Due 2030, inclusive of the bifurcated Exchange Feature 2030, as defined and disclosed in Note 10, "Fair Value Measurements," was approximately 12.0% as of March 31, 2026 and December 31, 2025.
(3)    In December 2025, Hertz redeemed $300 million aggregate amount of the principal outstanding.
(4)    Other non-vehicle debt is comprised of $6 million in financial liabilities recognized from the sales of certain non-vehicle capital assets in the second quarter of 2025.
(5)    Reflects the effective interest rate of other non-vehicle debt.
(6)    Reflects the fair value of the Exchange Features 2029, as defined and disclosed in Note 10, "Fair Value Measurements."
(7)    Reflects the fair value of the Exchange Feature 2030, as defined and disclosed in Note 10, "Fair Value Measurements."
(8)    Includes unamortized debt issuance costs of $7 million and $8 million associated with the Exchangeable Notes Due 2029 as of March 31, 2026 and December 31, 2025, respectively. Also includes $19 million and $20 million of unamortized debt issuance costs associated with the Exchangeable Notes Due 2030 as of March 31, 2026 and December 31, 2025, respectively.
(9)    Includes $83 million and $79 million as of March 31, 2026 and December 31, 2025, respectively, of unamortized discounts associated with the initial recognition of the Exchange Features 2029, as defined and disclosed in Note 10, "Fair Value Measurements." Also includes $103 million as of March 31, 2026 and December 31, 2025, of unamortized discounts associated with the initial recognition of the Exchange Feature 2030, as defined and disclosed in Note 10, "Fair Value Measurements."
(10)    Includes $4 million of unamortized debt discount associated with the Exchangeable Notes Due 2029 as of March 31, 2026 and December 31, 2025.
(11)    Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness originally expect the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
(12)    Other vehicle debt is primarily comprised of $103 million and $105 million in finance lease obligations as of March 31, 2026 and December 31, 2025, respectively.

Non-Vehicle Debt

Exchangeable Notes Due 2029

In June 2024, Hertz issued $250 million in aggregate principal amount of 8.000% Exchangeable Senior Second-Lien Secured PIK Notes due 2029 (the "Exchangeable Notes Due 2029"). The Exchangeable Notes Due 2029 bear PIK interest payable semi-annually in arrears on January 15 and July 15 (the "Semi-annual PIK Event"), which began in January 2025, where PIK interest increases the principal amount of the Exchangeable Notes Due 2029 upon each Semi-annual PIK Event. In connection with the Semi-annual PIK Event in the first quarter of 2026, the Company increased the principal amount of the Exchangeable Notes Due 2029 by $11 million.

Additionally, for each Semi-annual PIK Event, the Company bifurcates an associated embedded derivative (the "Exchange Feature 2029 PIK") from the Exchangeable Notes Due 2029 for accounting purposes utilizing applicable guidance. As a result of the Semi-annual PIK Event in the first quarter of 2026, the Company recognized an additional debt discount of $4 million within Non-vehicle debt in the accompanying unaudited consolidated balance sheet as of March 31, 2026, representing its initial fair value. Refer to Note 10, "Fair Value Measurements," for further details.

The net carrying amount of the Exchangeable Notes Due 2029 consists of the following:

(In millions)	March 31, 2026	December 31, 2025
Principal	$250	$250
Non-cash PIK interest	32	21
Unamortized debt discounts and issuance costs(1)	(11)	(12)
Unamortized discounts associated with the Exchange Features 2029(2)	(68)	(67)
Fair value of the Exchange Features 2029(3)	63	78
Net carrying amount	$266	$270
(1)    Debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(2)    Reflects the unamortized discount associated with the Exchange Features 2029, as defined and disclosed in Note 10, "Fair Value Measurements," net of accretive interest which is amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(3)    As defined and further disclosed in Note 10, "Fair Value Measurements."

Interest expense recognized for the Exchangeable Notes Due 2029 consists of the following:

	Three Months Ended March 31,
(In millions)	2026	2025
Non-cash PIK interest	$5	$5
Amortization of debt discounts and debt issuance costs	1	—
Accretive interest	3	2
(Gain) loss on fair value of the Exchange Features 2029(1)	(19)	6
Total	$(10)	$13
(1)    As defined and further disclosed in Note 10, "Fair Value Measurements."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Exchangeable Notes Due 2030

In September 2025, Hertz issued $425 million in aggregate principal amount of 5.500%Exchangeable Senior Notes due 2030 (the "Exchangeable Notes Due 2030"). The Exchangeable Notes Due 2030 bear interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026.

The net carrying amount of the Exchangeable Notes Due 2030 consists of the following:

(In millions)	March 31, 2026	December 31, 2025
Principal	$425	$425
Unamortized debt issuance costs(1)	(19)	(20)
Unamortized discounts associated with the Exchange Feature 2030(2)	(95)	(99)
Fair value of the Exchange Feature 2030(3)	40	54
Net carrying amount	$351	$360
(1)    Debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(2)    Reflects the unamortized discount associated with the Exchange Feature 2030, as defined and disclosed in Note 10, "Fair Value Measurements," net of accretive interest which is amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(3)    As defined and further disclosed in Note 10, "Fair Value Measurements."

Interest expense recognized for the Exchangeable Notes Due 2030 consists of the following:

	Three Months Ended March 31,
(In millions)	2026	2025
Contractual interest expense	$7	$—
Amortization of debt issuance costs	1	—
Accretive interest	4	—
(Gain) loss on fair value of the Exchange Feature 2030(1)	(14)	—
Total	$(2)	$—
(1)    As defined and further disclosed in Note 10, "Fair Value Measurements."

Vehicle Debt

HVF III U.S. Vehicle Variable Funding Notes

In April 2026, Hertz Vehicle Funding III LLC ("HVF III"), a wholly owned, special-purpose and bankruptcy-remote subsidiary of Hertz, amended the HVF III Series 2021-A Notes to extend the maturity date of the Class A Notes to May 2028. The maximum principal of the Class A Notes is $3.2 billion until May 2027 and thereafter is $3.0 billion until May 2028, after giving effect to the terms of the amendment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
HVF III U.S. Vehicle Medium Term Notes ("MTN")

In April 2026, HVF III issued Class E notes for certain of the outstanding series of notes under the HVF III MTN program (the "Class E Notes") in an aggregate principal amount of $221 million as detailed in the table below.

($ in millions)	Principal	Interest Rate	Maturity
Class E Notes
HVF III Series 2022-5	$17	10.67%	9/2027
HVF III Series 2023-2	14	10.99%	9/2028
HVF III Series 2023-4	24	11.48%	3/2029
HVF III Series 2024-1	18	10.95%	1/2028
HVF III Series 2024-2	18	11.99%	1/2030
HVF III Series 2025-1	24	10.99%	9/2028
HVF III Series 2025-2	24	12.26%	9/2030
HVF III Series 2025-3	18	11.47%	12/2028
HVF III Series 2025-4	15	12.28%	12/2030
HVF III Series 2025-5	22	11.72%	5/2029
HVF III Series 2025-6	27	12.54%	5/2031
Total Class E Notes	$221

Vehicle Debt—Other

European ABS

In April 2026, International Fleet Financing No. 2 BV ("IFF No. 2"), an indirect, special-purpose subsidiary of Hertz, amended the European ABS, inclusive of Class A Notes, Class B Notes and Class C Notes, to extend the maturity date to April 2028. The aggregate maximum principal of the European ABS is €1.4 billion to April 2027 and thereafter is €1.1 billion until April 2028, after giving effect to terms of the amendment.

Hertz Canadian Securitization

In April 2026, TCL Funding Limited Partnership, a bankruptcy-remote, indirect, wholly owned and special-purpose subsidiary of Hertz, amended the Hertz Canadian Securitization to increase the aggregate maximum borrowings from CAD$475 million to CAD$625 million until November 2026, reverting to CAD$475 million thereafter until the extended maturity date of April 2028.

Borrowing Capacity and Availability

Borrowing capacity and availability comes from the Company's revolving credit facilities, which are a combination of variable funding asset-backed securitization facilities, cash-flow based revolving credit facilities and the First Lien RCF. Creditors under each such asset-backed securitization facility have a claim on a specific pool of assets as collateral. With respect to each such asset-backed securitization facility, the Company refers to the amount of debt it can borrow given a certain pool of assets as the borrowing base.

The Company refers to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the respective facility (i.e., with respect to a variable funding asset-backed securitization facility, the amount of debt the Company could borrow, assuming it possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under such facility and, in the case of the First Lien RCF, less any issued standby letters of credit. With respect to a variable funding asset-backed securitization facility, the Company refers to "Availability

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Under Borrowing Base Limitation" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt that can be borrowed given the collateral possessed at such time).

The following facilities were available to the Company as of March 31, 2026 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$254	$254
Total Non-Vehicle Debt	254	254
Vehicle Debt
HVF III Series 2021-A	1,005	—
European ABS	552	—
Hertz Canadian Securitization	72	—
Australian Securitization	—	—
New Zealand RCF	—	—
U.K. ABS	192	—
Other Vehicle Debt	40	—
Total Vehicle Debt	1,861	—
Total	$2,115	$254
Letters of Credit

As of March 31, 2026, there were outstanding letters of credit totaling $1.0 billion comprised primarily of $516 million issued under the First Lien RCF, $275 million of various unsecured letter of credit facilities ("Standby LCs") and $245 million issued under the Term C Loan. As of March 31, 2026, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization facilities and to support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of March 31, 2026, none of the issued letters of credit have been drawn upon.

The Standby LCs provide that, at Hertz's option and under the terms of the facilities, Hertz may request letters of credit be issued for itself and on behalf of certain of its subsidiaries up to the committed amounts of the facilities. In February 2026, Hertz increased the committed amounts under its Standby LCs by approximately $200 million.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies, subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE, and the Company is the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of March 31, 2026 and December 31, 2025, IFF No. 2 had total assets of $1.2 billion and $1.1 billion, respectively, comprised primarily of intercompany receivables, and total liabilities of $1.2 billion and $1.1 billion, respectively, comprised primarily of debt.

The Company incorporates HFF as a special-purpose orphan entity. HFF provides a vehicle financing facility for the Company's vehicle rental fleet in the U.K. through the U.K. ABS. HFF is a VIE, and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of HFF are included in the accompanying unaudited condensed consolidated financial statements. As of March 31, 2026 and December 31, 2025, HFF had total assets of $111 million and $135 million, respectively, comprised primarily of intercompany receivables, and total liabilities of $111 million and $135 million, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenant: a First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Hertz is also subject to a minimum liquidity covenant, which requires $400 million for each month ending in the second and third quarters of the calendar year and $500 million for each month ending in the first and fourth quarter of the calendar year. As of March 31, 2026, Hertz was in compliance with the First Lien Ratio and the minimum liquidity covenant.

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

As of March 31, 2026, the Company was in compliance with all covenants under the terms of the agreements governing the respective Corporate Indebtedness.

Note 5—Revenue from Leases

The Company recognizes two types of revenue: (i) revenue from leases and (ii) revenue from contracts with customers.

The Company's operating leases for vehicle rentals have rental periods that are typically short term in nature. Rental charges are computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. In connection with the vehicle rental, the Company offers supplemental equipment rentals (e.g., child seats and ski racks) which are deemed lease components. The Company also offers value-added services in connection with the vehicle rental, which are deemed non-lease components, such as loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and satellite radio. Additionally, the Company charges for variable services primarily consisting of tolls, refueling and recharging and collections for vehicle damage during the rental period. The Company combines lease and non-lease components in its contracts under ASC 842, Lease Accounting ("Topic 842"), when permissible.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

The Company recognizes other revenues from contracts with its customers under ASC 606, Revenue from Contracts with Customers ("Topic 606"), which primarily consists of fees generated from franchise agreements and revenues associated with the Company's retail car sales operations.

The following table summarizes the amount of operating lease income and other income sources included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(In millions)	2026	2025
Operating lease income from vehicle rentals	$1,788	$1,634
Variable operating lease income	154	122
Revenues from leases accounted for under Topic 842	1,942	1,756
Other revenues accounted for under Topic 606	62	57
Total revenues	$2,004	$1,813

Note 6—Income Tax (Provision) Benefit

Hertz Global

For the three months ended March 31, 2026, Hertz Global recorded a tax provision of $29 million, which resulted in an effective tax rate of (9)%. For the three months ended March 31, 2025, Hertz Global recorded a tax benefit of $82 million, which resulted in an effective tax rate of 16%.

The change in taxes for the three months ended March 31, 2026 compared to the same period in 2025 was driven primarily by an increase in valuation allowances on deferred tax assets and lower pretax losses, offset by the non-taxable year-over-year fluctuations in the fair value adjustments of Public Warrants and the financial instruments associated with the Exchangeable Notes.

Hertz

For the three months ended March 31, 2026, Hertz recorded a tax provision of $30 million, which resulted in an effective tax rate of (9)%. For the three months ended March 31, 2025, Hertz recorded a tax benefit of $82 million, which resulted in an effective tax rate of 16%.

The change in taxes for the three months ended March 31, 2026 compared to the same period in 2025 was driven primarily by an increase in valuation allowances on deferred tax assets and lower pretax losses, offset by the non-taxable year-over-year fluctuations in the fair value adjustments of the financial instruments associated with the Exchangeable Notes.

Note 7—Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

As of March 31, 2026, approximately 82,700,000 Public Warrants remain outstanding with an exercise price of $13.61. There have been approximately 6,300,000 Public Warrants exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. See Note 10, "Fair Value Measurements."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
At-the-Market ("ATM") Equity Offering Program

In May 2025, Hertz Global filed a Form S-3 Registration Statement as well as a prospectus supplement covering the offering, issuance and sale of up to a maximum aggregate offering price of $250 million shares of Hertz Global common stock par value $0.01 per share that may be issued and sold from time to time under an equity distribution agreement with various banking institutions, acting as the Company's agents, through an ATM offering program (the "ATM Program"). As of March 31, 2026, no shares of Hertz Global common stock had been sold under the ATM Program.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
(In millions, except per share data)(1)	2026	2025
Numerator:
Net income (loss) available to Hertz Global common stockholders, basic and diluted	$(333)	$(443)
Denominator:
Basic and diluted weighted-average common shares outstanding	314	307
Antidilutive Public Warrants(2)	83	83
Antidilutive stock options, RSUs and PSUs	16	17
Antidilutive shares related to Exchangeable Notes Due 2029	42	39
Antidilutive shares related to Exchangeable Notes Due 2030	46	—
Total antidilutive	187	139
Earnings (loss) per common share:
Basic	$(1.06)	$(1.44)
Diluted	$(1.06)	$(1.44)
(1)    This table is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands, and as a result, may not agree to the amounts shown in the table when calculated in millions.
(2)    Prior period amount has been adjusted in the current period to correct for an immaterial error. The correction only affects the disclosure of antidilutive Public Warrants and does not impact the earnings (loss) per common share, basic and diluted, for the three months ended March 31, 2025.

Note 8—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz. In 2021, Hertz Global's Board of Directors (the "Board") approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of March 31, 2026, 17,713,487 shares of the Company's common stock were authorized and remain available for future grants

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
under the 2021 Omnibus Plan. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

A summary of the total employee compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Employee compensation expense	$17	$15
Income tax (benefit) expense	—	—
Employee compensation expense, net	$17	$15

As of March 31, 2026, there was $145 million of total unrecognized employee compensation expense expected to be recognized over the remaining 1.7 years, on a weighted average basis, of the requisite service period that began on the grant dates of the outstanding awards.

Stock Options and Stock Appreciation Rights

A summary of stock option activity under the 2021 Omnibus Plan for the three months ended March 31, 2026 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2026(1)	1,158,270	$26.17	5.8	$—
Granted	—	$—	0.0	$—
Exercised	—	$—	0.0	$—
Forfeited or Expired	(5,280)	$26.17	0.0	$—
Outstanding as of March 31, 2026	1,152,990	$26.17	5.4	$—
Exercisable as of March 31, 2026	(1,152,990)	$26.17	5.4	$—
Non-vested as of March 31, 2026	—
(1)    All shares outstanding as of January 1, 2026 were vested.

Performance Stock Awards ("PSAs"), Performance Stock Units ("PSUs") and Performance Units ("PUs")

A summary of the PSU activity for the three months ended March 31, 2026 under the 2021 Omnibus Plan is presented below. As of March 31, 2026, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2026	5,471,438	$4.04	$28
Granted(1)	3,325,518	$4.99	$—
Vested	(790)	$9.00	$—
Forfeited or Expired	(922,624)	$4.16	$—
Outstanding as of March 31, 2026	7,873,542	$4.43	$36
(1)    Presented assuming the issuance at the original target award amount (100%).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Compensation expense for PSUs is based on the grant date fair value of Hertz Global common stock. For grants issued in 2026, vesting eligibility is based on market, performance and service conditions of primarily three years. Accordingly, the number of shares issued at the end of the performance period could range between 0% and 200% of the original target award amount (100%) disclosed in the table above.

Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity as of and for the three months ended March 31, 2026 under the 2021 Omnibus Plan is presented below. RSU grants issued in 2026 vest ratably over a period of primarily three years.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2026	26,017,278	$4.96	$134
Granted	12,888,138	$4.43	$—
Vested	(4,754,450)	$5.44	$—
Forfeited or Expired	(1,358,253)	$3.99	$—
Outstanding as of March 31, 2026	32,792,713	$4.73	$151

Additional information pertaining to RSU activity under the 2021 Omnibus Plan is as follows:

	Three Months Ended March 31,
	2026	2025
Total fair value of awards that vested (in millions)	$26	$19
Weighted-average grant-date fair value of awards granted	$4.43	$3.98

Deferred Stock Units

As of March 31, 2026, there were approximately 409,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

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

None of the Company's financial instruments have been designated as hedging instruments as of March 31, 2026 and December 31, 2025. The Company classifies cash flows from financial instruments according to the classification of the cash flows of the economically hedged item(s).

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

Equity Price Risk

The Company has entered into privately negotiated cash-settled capped call transactions (the "Capped Call Transactions 2030") to manage its exposure to market price movements of Hertz Global common stock in connection with the Exchangeable Notes Due 2030.

Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives		Liability Derivatives
(In millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Interest rate instruments(1)	$3	$1	$—	$—
Foreign currency forward contracts(1)	1	2	2	—
Exchange Features 2029 related to Exchangeable Notes Due 2029(2)	—	—	63	78
Exchange Feature 2030 related to Exchangeable Notes Due 2030(3)	—	—	40	54
Capped Call Transactions 2030(4)	16	21	—	—
Total	$20	$24	$105	$132
(1)    Asset derivatives are recorded in Prepaid expenses and other assets and liability derivatives are recorded in Accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.
(2)    The Exchange Features 2029, as defined and further disclosed in Note 10, "Fair Value Measurements," were bifurcated as derivatives from the Exchangeable Notes Due 2029 and are recorded in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheets.
(3)    The Exchange Feature 2030, as defined and further disclosed in Note 10, "Fair Value Measurements," was bifurcated as a derivative from the Exchangeable Notes Due 2030 and is recorded in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2026.
(4)    The Capped Call Transactions 2030 were entered into in connection with the Exchangeable Notes Due 2030 and are recorded in Prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2026.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(In millions)		2026	2025
Interest rate instruments	Vehicle interest expense, net	$2	$(1)
Foreign currency forward contracts	Selling, general and administrative expense	(1)	4
Exchange Features 2029 related to Exchangeable Notes Due 2029(1)	Non-vehicle interest expense, net	19	(6)
Exchange Feature 2030 related to Exchangeable Notes Due 2030(2)	Non-vehicle interest expense, net	14	—
Capped Call Transactions 2030	Non-vehicle interest expense, net	(5)	—
Total		$29	$(3)
(1)    The Exchange Features 2029, as defined and further disclosed in Note 10, "Fair Value Measurements," were bifurcated as derivatives from the Exchangeable Notes Due 2029.
(2)    The Exchange Feature 2030, as defined and further disclosed in Note 10, "Fair Value Measurements," was bifurcated as a derivative from the Exchangeable Notes Due 2030.

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

	March 31, 2026		December 31, 2025
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Other Non-Vehicle Debt	$5,658	$4,367	$4,828	$4,187
Exchangeable Notes Due 2029	282	275	271	311
Exchangeable Notes Due 2030	425	251	425	324
Total Non-Vehicle Debt	6,365	4,893	5,524	4,822
Vehicle Debt	11,995	12,018	11,679	11,662
Total	$18,360	$16,911	$17,203	$16,484

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	March 31, 2026				December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$147	$—	$—	$147	$287	$—	$—	$287
Capped Call Transactions 2030	$—	$—	$16	$16	$—	$—	$21	$21
Liabilities:
Public Warrants	$189	$—	$—	$189	$222	$—	$—	$222
Exchange Features 2029	$—	$—	$63	$63	$—	$—	$78	$78
Exchange Feature 2030	$—	$—	$40	$40	$—	$—	$54	$54

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

Public Warrants – Hertz Global

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 7, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price (i.e., a Level 1 input). For the three months ended March 31, 2026 and 2025, the fair value adjustments included a gain of $33 million and a loss of $9 million, respectively. These amounts are recorded in Change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statements of operations for Hertz Global for the three months ended March 31, 2026 and 2025.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Exchangeable Notes Due 2029 – Bifurcated Derivatives

The Exchangeable Notes Due 2029 contain an embedded conversion feature (the "Exchange Feature 2029") that was required to be bifurcated and accounted for separately from the Exchangeable Notes Due 2029 as a derivative liability at fair value. Upon issuance in June 2024, the Company recognized a debt discount within non-vehicle debt representing the initial fair value of the Exchange Feature 2029.

As disclosed in Note 4, "Debt," the Exchangeable Notes Due 2029 bear PIK interest payable semi-annually on January 15 and July 15. Upon the Semi-annual PIK Event in the first quarter of 2026, the Company bifurcated the Exchange Feature 2029 PIK and recognized a debt discount of $4 million within non-vehicle debt, representing the initial fair value.

As of March 31, 2026, the fair value of the Exchange Feature 2029 and the Exchange Feature 2029 PIK (collectively, the "Exchange Features 2029") was $63 million. Refer also to Note 9, "Financial Instruments," for further information.

The fair value of the Exchange Features 2029 was determined using a lattice model and a “with-and-without” valuation methodology. The inputs used to estimate the fair value of the Exchange Features 2029 include the probability of potential settlement scenarios, the expected timing of such settlement and an expected volatility. Expected volatility is based on historical and company-specific implied equity volatility data and adjusted to reflect market participant expectations observed in arm's length trading. As the expected volatility input is considered unobservable, the Company has categorized the Exchange Features 2029 as Level 3 in the fair value hierarchy.

The estimated fair values of the Exchange Features 2029 were computed using the following key inputs as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Hertz Global common share price	$4.61	$5.14
Expected term (years)	3.29	3.54
Risk-free interest rate	3.83%	3.60%
Credit spread	17.75%	11.26%
Expected volatility	35.00%	35.00%

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
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the activity related to the Exchange Features 2029 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Exchange Features 2029
Balance as of December 31, 2024	$61
Initial recognition of derivative liability(1)	11
(Gain) loss in fair value recognized in earnings	6
Balance as of December 31, 2025	78
Initial recognition of derivative liability(2)	4
(Gain) loss in fair value recognized in earnings(3)	(19)
Balance as of March 31, 2026	$63
(1)    Represents the initial debt discounts recognized in association with the Semi-Annual PIK events occurring in the first and third quarters of 2025.
(2)    Represents the initial debt discount recognized in association with the Semi-Annual PIK event occurring in the first quarter of 2026. See Note 4, "Debt," for further details.
(3)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2026.

Exchangeable Notes Due 2030 – Bifurcated Derivative

The Exchangeable Notes Due 2030 contain an embedded conversion feature (the "Exchange Feature 2030") that was required to be bifurcated and accounted for separately from the Exchangeable Notes Due 2030 as a derivative liability at fair value. Upon issuance in September 2025, the Company recognized a debt discount within non-vehicle debt representing the initial fair value of the Exchange Feature 2030.

As of March 31, 2026, the fair value of the Exchange Feature 2030 was $40 million. Refer also to Note 9, "Financial Instruments," for further information.

The fair value of the Exchange Feature 2030 was determined using a lattice model and a “with-and-without” valuation methodology. The inputs used to estimate the fair value of the Exchange Feature 2030 include the probability of potential settlement scenarios, the expected timing of such settlement and an expected volatility. Expected volatility is based on historical and company-specific implied equity volatility data and adjusted to reflect market participant expectations observed in arm's length trading. As the expected volatility input is considered unobservable, the Company has categorized the Exchange Feature 2030 as Level 3 in the fair value hierarchy.

The estimated fair value of the Exchange Feature 2030 was computed using the following key inputs at the measurement date upon issuance and as of March 31, 2026:

	March 31, 2026	December 31, 2025
Hertz Global common share price	$4.61	$5.14
Expected term (years)	4.50	4.75
Risk-free interest rate	3.89%	3.71%
Credit spread	20.03%	12.45%
Expected volatility	35.00%	35.00%

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
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the activity related to the Exchange Feature 2030 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Exchange Feature 2030
Balance as of December 31, 2024	$—
Initial recognition of derivative liability	103
(Gain) loss in fair value recognized in earnings	(49)
Balance as of December 31, 2025	54
(Gain) loss in fair value recognized in earnings(1)	(14)
Balance as of March 31, 2026	$40
(1)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2026.

Capped Call Transactions 2030

The fair value of the Capped Call Transactions 2030 was determined using a Monte Carlo simulation model. The key inputs used to estimate the fair value of the Capped Call Transactions 2030 include the share price of Hertz Global common stock, remaining contractual term, risk-free interest rate and an expected volatility. Expected volatility is based on historical and company-specific implied equity volatility data and adjusted to reflect market participant expectations observed in arm's length trading. As the expected volatility input is considered unobservable, the Company has categorized the Capped Call Transactions 2030 as Level 3 in the fair value hierarchy.

The estimated fair value of the Capped Call Transactions 2030 was computed using the following key inputs at the measurement date upon issuance:

	March 31, 2026	December 31, 2025
Hertz Global common share price	$4.61	$5.14
Expected term (years)	4.50	4.75
Risk-free interest rate	3.89%	3.71%
Dividend yield	—%	—%
Expected volatility	36.00%	36.00%

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
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the activity related to the Capped Call Transactions 2030 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Capped Call Transactions 2030
Balance as of December 31, 2024	$—
Initial recognition of derivative asset	37
Gain (loss) in fair value recognized in earnings	(16)
Balance as of December 31, 2025	21
Gain (loss) in fair value recognized in earnings(1)	(5)
Balance as of March 31, 2026	$16
(1)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2026.

Financial Instruments

The fair value of the Company's financial instruments as of March 31, 2026 and December 31, 2025 are disclosed in Note 9, "Financial Instruments." The Company's financial instruments are priced using quoted market prices for similar assets or liabilities in active markets (i.e., Level 2 inputs), excluding the Exchange Features 2029, the Exchange Feature 2030 and the Capped Call Transactions 2030, each as disclosed above, which are categorized as Level 3 in the fair value hierarchy.

Note 11—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on actuarially determined estimates using historical claims experience. These estimates include judgment about severity of claims, frequency and volume of claims. As of March 31, 2026 and December 31, 2025, the Company's liability recorded for self-insured liabilities was $641 million and $648 million, of which $500 million and $508 million relates to liabilities incurred by the Company's Americas RAC operations, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is monitored quarterly based on evolving accident claim history. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time, the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the three months ended March 31, 2026 or the period after March 31, 2026, but before the filing of this Quarterly Report.

Make-Whole and Post-Petition Interest Claims – On July 1, 2021, Wells Fargo Bank, N.A. ("Wells Fargo"), in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes") and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Unsecured

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Notes”), filed a complaint against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this paragraph summary as “defendants”). The filing of the complaint initiated the adversary proceeding captioned Wells Fargo Bank, N.A. v. The Hertz Corp., et al. in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"), Adv. Pro. No. 21-50995 (MFW). The complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that the holders assert total approximately $272 million or, in the alternative, are entitled to payment of post-petition interest at a contractual rate that they assert totals approximately $125 million. The complaint also asserts the right to pre-judgment interest from July 1, 2021 to the date of any judgment. On December 22, 2021, the Delaware Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 Notes and the 2024 Notes and (ii) post-petition interest at the contract rate. See Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 637 B.R. 781 (Bankr. D. Del. Dec. 22, 2021). On November 9, 2022, the Delaware Bankruptcy Court ruled that the make-whole premium is the same as unmatured interest and is disallowed under the U.S. Bankruptcy Code, granting summary judgment in the defendants’ favor. The Delaware Bankruptcy Court certified the matter directly to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) and, on January 25, 2023, the Third Circuit accepted Wells Fargo’s appeal. The Third Circuit held an oral argument for this appeal on October 25, 2023, and on September 10, 2024, the Third Circuit issued its opinion in Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 117 F.4th 109 (3d Cir. 2024). In a 2-1 decision, a panel of the Third Circuit held that the "absolute priority rule" required Hertz to pay the make-whole premium on the 2026 Notes and on the 2028 Notes, and post-petition interest at the contract rate rather than the federal judgment rate on all Unsecured Notes, even though those amounts were disallowed under the Bankruptcy Code. On October 15, 2024, the Company filed a petition with the Third Circuit for a rehearing en banc, which the Third Circuit denied on November 6, 2024. The Company filed a petition for writ of certiorari with the Supreme Court of the United States ("U.S. Supreme Court") on April 4, 2025. On June 2, 2025, the U.S. Supreme Court issued a docket entry calling for the views of the Solicitor General of the United States ("Solicitor General") on whether it should grant the petition for a writ of certiorari. Subsequently, the Solicitor General filed its brief of the United States recommending that the U.S. Supreme Court deny the Company's petition for writ of certiorai. On January 12, 2026, the U.S. Supreme Court denied the Company's petition for writ of certiorari and remanded the case back to the Delaware Bankruptcy Court for entry of final judgment. On January 27, 2026, Hertz paid Wells Fargo, as indenture trustee, the previously reserved amount of $346 million, including the interest to date, which is the amount that was not disputed by the parties. The Delaware Bankruptcy Court subsequently denied Wells Fargo's request for additional pre-judgment interest, but awarded Wells Fargo a nominal amount as a correction to the principal owed. Wells Fargo informed the Bankruptcy Court that it intends to appeal the denial of pre-judgment interest.

Share Repurchase Program Litigation – On May 11, 2023, Angelo Cascia, a purported stockholder of Hertz Global, filed a putative class and derivative lawsuit in the Delaware Court of Chancery (the "Delaware Chancery Court") against certain current and former directors of Hertz Global, Knighthead Capital Management, LLC ("Knighthead"), Certares Opportunities LLC ("Certares") and CK Amarillo. The claims in the complaint relate to the Company’s share repurchase programs approved in November 2021 and June 2022. Among other allegations, the plaintiff claims Board members breached their fiduciary duties in approving these share repurchase programs and that Knighthead, Certares, and CK Amarillo were unjustly enriched because they gained a majority stake in Hertz Global as a result of share repurchases. Defendants filed their motion to dismiss the complaint on July 24, 2023. On March 11, 2024, the Delaware Chancery Court held a hearing on defendants' motion to dismiss. On June 20, 2024, the Delaware Chancery Court granted in part and denied in part the defendants' motion to dismiss. The Delaware Chancery Court dismissed the claims against directors Feikin, Fields, Intrieri and Vougessis with prejudice, dismissed the claims related to the 2021 buyback without prejudice and allowed the remaining claims to proceed. On August 26, 2024, the Board formed a Special Litigation Committee (the "SLC"), made up of two independent directors, to evaluate and take any necessary actions related to the remaining claims. On October 21, 2024, the Delaware Chancery Court granted a motion to stay the litigation, including all discovery, until March 21, 2025. On March 26, 2025, the Delaware Chancery Court extended the stay for an additional 30 days. On April 25, 2025, the SLC filed its report under seal with the Delaware Chancery Court. On May 9, 2025, the SLC filed an unopposed motion to terminate the derivative claims in the litigation. In response, the plaintiff informed the Delaware Chancery Court that he would not oppose the SLC’s motion to terminate the derivative claims, declared his intention to continue to prosecute the direct claims only and reserved his right to seek an award of fees based on the alleged benefit conferred to the Company. The Court scheduled a hearing on the SLC's unopposed motion to terminate the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
derivative claims for November 10, 2025. The parties then settled the direct and derivative claims, subject to approval of the Delaware Chancery Court, which will also determine the amount of attorneys' fees to be awarded to the plaintiff. The final approval hearing is scheduled for June 3, 2026.

Securities Class Action Complaint – On May 31, 2024, a complaint was filed in the United States District Court for the Middle District of Florida (the "Florida Middle District Court"), captioned Edward M. Doller v. Hertz Global Holdings, Inc. et al. (No. 2:24-CV-00513). On September 30, 2024, an amended complaint was filed, following the Florida Middle District Court's appointment of a lead plaintiff and a lead counsel. The amended complaint asserts claims against Hertz Global, former Company CEO, Stephen M. Scherr ("Defendant Scherr"), and former Company Chief Financial Officer, Alexandra Brooks, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including concerning statements regarding demand for EVs. Plaintiffs assert claims on behalf of a putative class, consisting of all persons and entities that purchased or otherwise acquired Hertz Global's securities between January 6, 2023 and April 24, 2024. The amended complaint seeks unspecified damages, together with interest, attorneys’ fees and other costs. Hertz Global filed a motion to dismiss the complaint on October 30, 2024. On December 19, 2024, the Florida Middle District Court stayed all proceedings, pending a ruling on the motion to dismiss. On October 16, 2025, the Court granted the motion to dismiss in part all claims except those based on two statements by Defendant Scherr in January and April of 2023. The Court directed the clerk to lift the stay. The parties settled in principle during a mediation on March 12, 2026, subject to approval of the Court.

Data Breach Claims – On April 15, 2025, Zain Jiwani filed a class action complaint against Cleo Communications U.S., LLC (“Cleo”) and the Company in the U.S. District Court for the Northern District of Illinois, Western Division (Rockford, IL) (the "Illinois Northern District, Western Division Court"). Plaintiff alleges that Cleo, a file-transfer vendor for the Company, experienced a data breach event that may have impacted the personal information of certain individuals during the secure file transfer process from the Company’s systems to third-party systems and that Company data may have been acquired by an unauthorized third party that exploited zero-day vulnerabilities within Cleo’s platform in October and December of 2024. Plaintiff alleges that the Company was negligent in failing to secure the data, breached implied contracts and was unjustly enriched. Ten similar class action complaints were filed against the Company shortly thereafter and eventually transferred to the same court, the Illinois Northern District, Western Division Court. The class actions generally seek injunctive relief and unspecified damages. The defendants' responses to the complaints have been stayed until the conclusion of a mediation between the plaintiffs and Cleo scheduled for June 30, 2026. At this early stage of the litigation, the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on our financial condition, results of operations or liquidity.

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

Note 12—Segment Information

The Company's CODM is its Chief Executive Officer. The CODM uses Adjusted EBITDA to determine segment profitability, which aids the CODM in the assessment of segment operating performance and assists in the evaluation of resource needs and the allocation of resources to the Company's reportable segments. The CODM conducts regular meetings with finance and operational leaders to review targeted results versus actual results to facilitate the evaluation of Adjusted EBITDA. The Company has identified two reportable segments, which are consistent with its operating segments and organized based primarily on the geographic areas in which business is conducted, as follows:
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

Effective in the first quarter of 2026, the Company revised its definition of Adjusted EBITDA to adjust for realized (gains) losses from financial instruments, share-based compensation expense and foreign currency (gains) losses. The update to Adjusted EBITDA is to better reflect the CODM's view of ongoing operations and assessment of the Company's operational performance. The presentation of the prior period has been recast to conform to the current period presentation.

	Three Months Ended March 31, 2026
(In millions)	Americas RAC	International RAC	Total
Revenues	$1,628	$376	$2,004
Significant segment expenses:

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended March 31, 2026
(In millions)	Americas RAC	International RAC	Total
Direct vehicle and operating	1,098	242
Depreciation of revenue earning vehicles and lease charges, net(1)	402	79
Selling, general and administrative	122	58
Other segment items(2)	109	(1)
Segment profit (loss): Adjusted EBITDA	$(103)	$(2)	$(105)
Adjustments:
Corporate(3)			(56)
Non-vehicle depreciation and amortization			(26)
Non-vehicle debt interest, net(4)			(137)
Vehicle debt-related charges(5)			(12)
Restructuring and restructuring related charges(6)			(8)
Net (gains) losses on financial instruments(7)			29
Share-based compensation expense			(17)
Foreign currency (gains) losses(8)			—
Other items(9)			(3)
Income (loss) before income taxes - Hertz			(335)
Change in fair value of Public Warrants(10)			33
Other			(2)
Income (loss) before income taxes - Hertz Global			$(304)

	Three Months Ended March 31, 2025
(In millions)	Americas RAC	International RAC	Total
Revenues	$1,490	$323	$1,813
Significant segment expenses:
Direct vehicle and operating	1,066	207
Depreciation of revenue earning vehicles and lease charges, net(1)	462	73
Selling, general and administrative	114	47
Other segment items(2)	83	6
Segment profit (loss): Adjusted EBITDA	$(235)	$(10)	$(245)
Adjustments:
Corporate(3)			(57)
Non-vehicle depreciation and amortization			(30)
Non-vehicle debt interest, net(4)			(121)
Vehicle debt-related charges(5)			(11)
Restructuring and restructuring related charges(6)			(3)
Net (gains) losses on financial instruments(7)			(3)
Share-based compensation expense			(15)
Foreign currency (gains) losses(8)			(4)
Other items(9)			(27)
Income (loss) before income taxes - Hertz			(516)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended March 31, 2025
(In millions)	Americas RAC	International RAC	Total
Change in fair value of Public Warrants(10)			(9)
Income (loss) before income taxes - Hertz Global			$(525)
(1)    Includes the write-down to carrying value of non-program vehicles classified as held for sale. See Note 3, "Revenue Earning Vehicles."
(2)    Represents certain other segment items that are not deemed significant segment expenses, which primarily consists of vehicle interest expense, net and other adjustments, such as intercompany royalty assessment fees, vehicle-debt related charges and restructuring and restructuring related charges.
(3)    Represents other reconciling items primarily consisting of general corporate expenses as well as other business activities.
(4)    Excludes gains (losses) related to the fair value of the Exchange Features 2029, the Exchange Feature 2030 and the Capped Call Transactions 2030, which are included in footnote 7 below.
(5)    Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums which are recorded within vehicle interest expense.
(6)    Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related primarily to personnel reductions and litigation. Charges are recorded within selling, general and administrative expense.
(7)    Represents total realized and unrealized gains (losses) on derivative financial instruments in which interest rate instrument gains (losses) are recorded within vehicle interest expense, net and foreign currency forward contract gains (losses) are recorded within selling, general and administrative expense. Also includes gains (losses) associated with the Exchange Features 2029, the Exchange Feature 2030 and the Capped Call Transactions 2030, which are recorded within non-vehicle interest expense, net. See Note 9, "Financial Instruments." As a result from the revision to Adjusted EBITDA, includes realized losses of $1 million and $4 million on derivative financial instruments for the three months ended March 31, 2026 and 2025, respectively.
(8)    Represents (gains) losses recognized on the remeasurement and settlement of foreign currency transactions, excluding gains (losses) related to foreign currency derivative financial instruments, which are included in footnote 7 above.
(9)    Represents miscellaneous items. For the three months ended March 31, 2026, primarily includes certain IT-related charges and cloud computing costs. For the three months ended March 31, 2025, primarily includes certain litigation charges, certain IT-related charges and certain concessions-related adjustments.
(10)    Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants.

The following tables provide other significant segment statement of operations, balance sheet and cash flow information for each of Hertz Global and Hertz.

	Three Months Ended March 31,
(In millions)	Americas RAC	International RAC	Unallocated(1)	Total Hertz Global and Hertz
2026
Depreciation and amortization, non-vehicle assets	$21	$3	$2	$26
Vehicle interest expense, net(2)	124	22	—	146
Non-vehicle interest expense, net(2)	3	(3)	110	110
2025
Depreciation and amortization, non-vehicle assets	$26	$3	$1	$30
Vehicle interest expense, net(2)	117	23	—	140
Non-vehicle interest expense, net(2)	(1)	(4)	132	127
(1)    Includes expenses associated with the Company's corporate operations which are not attributable to a particular reportable segment.
(2)    The Company's CODM relies primarily on interest expense, net when reviewing targeted results versus actual results to facilitate in the evaluation of segment results.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(In millions)	Americas RAC	International RAC	Unallocated(1)	Total Hertz Global	Unallocated - Hertz(2)	Total Hertz
As of March 31, 2026
Revenue earning vehicles, net(3)	$11,162	$1,797	$—	$12,959	$—	$12,959
Property and equipment, net	409	61	90	560	—	560
Total assets(4)	18,564	3,507	1,217	23,288	(1)	23,287
As of December 31, 2025
Revenue earning vehicles, net(3)	$10,844	$1,682	$—	$12,526	$—	$12,526
Property and equipment, net	415	63	88	566	—	566
Total assets(4)	17,809	3,357	1,145	22,311	(3)	22,308
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
(4)    The consolidated total assets of Hertz Global and Hertz as of March 31, 2026 and 2025 include total assets of VIEs of $1.3 billion, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 4, "Debt," for further information.

	Three Months Ended March 31,
(In millions)	Americas RAC	International RAC	Unallocated(1)	Total Hertz Global and Hertz
2026
Expenditures	$(3,201)	$(427)	$(3)	$(3,631)
Proceeds from disposals	2,157	376	—	2,533
Net expenditures	$(1,044)	$(51)	$(3)	$(1,098)
2025
Expenditures	$(2,560)	$(308)	$(1)	$(2,869)
Proceeds from disposals	1,845	306	—	2,151
Net expenditures	$(715)	$(2)	$(1)	$(718)
(1)    Includes assets associated with the Company's corporation operations which are not attributable to a particular reportable segment.

The Company operates in the U.S. and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Three Months Ended March 31,
(In millions)	2026	2025
Revenues
U.S.	$1,569	$1,433
International	435	380
Total Hertz Global and Hertz	$2,004	$1,813

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

(In millions)	U.S.	International	Total Hertz Global	U.S. - Hertz	Total Hertz
As of March 31, 2026
Revenue earning vehicles, net(1)	$10,806	$2,153	$12,959	$—	$12,959
Property and equipment, net	481	79	560	—	560
Operating lease right-of-use assets	1,968	360	2,328	—	2,328
Total assets	19,094	4,194	23,288	(1)	23,287
As of December 31, 2025
Revenue earning vehicles, net(1)	$10,473	$2,053	$12,526	$—	$12,526
Property and equipment, net	484	82	566	—	566
Operating lease right-of-use assets	1,927	330	2,257	—	2,257
Total assets	18,242	4,069	22,311	(3)	22,308
(1)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date. See Note 3, "Revenue Earning Vehicles."

Note 13—Subsequent Events

See Note 4, "Debt," for disclosures of subsequent events relating to the Company's indebtedness.

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

This MD&A should be read in conjunction with the MD&A presented in our 2025 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

In this MD&A, we refer to the following non-GAAP measure and key metrics:
•Adjusted Corporate EBITDA – important non-GAAP measure to management because it allows management to assess the operational performance of our business, exclusive of certain items, and allows management to assess the performance of the entire business on the same basis as the segment measure of profitability. Management believes that it is important to investors for the same reasons it is important to management and because it allows investors to assess our operational performance on the same basis that management uses internally. Adjusted EBITDA, the segment measure of profitability and accordingly a GAAP measure, is calculated exclusive of certain items which are largely consistent with those used in the calculation of Adjusted Corporate EBITDA. Effective in the first quarter of 2026, we revised our definition of Adjusted Corporate EBITDA to adjust for realized (gains) losses from financial instruments, share-based compensation expense and foreign currency (gains) losses in an effort to better reflect management's view of ongoing operations and its assessment of our operational performance. The presentation of the prior period has been recast to conform to the current period presentation.
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

and is driven by the number of vehicles, expected residual values at the expected time of disposal and expected hold period of the vehicles. Depreciation Per Unit Per Month is reflective of how we are managing the costs of our vehicles and facilitates a comparison with other participants in the vehicle rental industry. Effective in the first quarter of 2026, we changed our definition of Average Vehicles to use a daily average of vehicles as opposed to a simple average of vehicles at the beginning and end of a period. We believe this a better, more accurate measure of our vehicles. Accordingly, the prior period has been recast to reflect this change.
•Total Revenue Per Transaction Day ("Total RPD," also referred to as "pricing") – important key metric to management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and encompasses the elements in vehicle rental pricing that management has the ability to control.
•Total Revenue Per Unit Per Month ("Total RPU") – important key metric to management and investors as it provides a measure of revenue productivity relative to the number of vehicles in our rental fleet whether owned or leased ("Average Rentable Vehicles"). Average Rentable Vehicles excludes vehicles for sale on our retail lots or actively in the process of being sold through other disposition channels. Effective in the first quarter of 2026, we changed our definition of Average Rentable Vehicles to use a daily average of rentable vehicles as opposed to a simple average of rentable vehicles at the beginning and end of a period. We believe this a better, more accurate measure of our rentable vehicles. Accordingly, the prior period has been recast to reflect this change.
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

We operate our vehicle rental business globally from company-owned and franchisee locations in the U.S., Europe, Africa, Asia, Australia, Canada, the Caribbean, Latin America, the Middle East and New Zealand. We also sell vehicles through Hertz Car Sales.

OVERVIEW OF OUR BUSINESS AND OPERATING ENVIRONMENT

Our Business

We are engaged principally in the business of renting vehicles primarily through our Hertz, Dollar and Thrifty brands. Our profitability is primarily a function of the volume, mix and pricing of rental transactions and the utilization of vehicles based on availability to rent, the related ownership cost of vehicles and other operating costs. Significant changes in the purchase price or residual values of vehicles or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. We continue to balance our mix of EVs, non-program vehicles and program vehicles based on market conditions, including residual values. Our business

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Three Months Ended March 31, 2026 Operating Overview

The charts below provide the period-over-period change for several key factors influencing our results for the three months ended March 31, 2026 and 2025.
(1)    Includes impact of foreign currency exchange at average rates ("fx").
(2)    Results shown are in constant currency as of December 31, 2025.
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

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended March 31,		% Change
($ in millions)	2026	2025
Total revenues	$2,004	$1,813	11%
Depreciation of revenue earning vehicles and lease charges, net	481	535	(10)
Direct vehicle and operating expenses	1,344	1,274	5
Non-vehicle depreciation and amortization	26	30	(15)
Selling, general and administrative expenses	234	219	7
Interest expense, net:
Vehicle	146	140	5
Non-vehicle	110	127	(13)
Interest expense, net	256	267	(4)
Other (income) expense, net	(2)	4	NM
Income (loss) before income taxes	(335)	(516)	35
Income tax (provision) benefit	(30)	82	NM
Net income (loss)	$(365)	$(434)	16
Adjusted Corporate EBITDA(a)	$(161)	$(302)	47
NM - Not meaningful
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Total revenues increased $192 million in the first quarter of 2026 compared to the same period in 2025, resulting from increases of $138 million and $52 million in our Americas RAC and International RAC segments, respectively. The increase in total revenues was due primarily to improved pricing and volume.

Depreciation of revenue earning vehicles and lease charges, net decreased $55 million in the first quarter of 2026 compared to the same period in 2025, of which $60 million was attributed to our Americas RAC segment. Depreciation of revenue earning vehicles and lease charges, net decreased due primarily to (i) a reduction in costs associated with the sales of vehicles driven by fewer dispositions through our retail channels and (ii) impacts from a reduction in capital costs for newly acquired vehicles and the strengthening of residual values at the expected time of disposal resulting from market improvements.

DOE increased $70 million in the first quarter of 2026 compared to the same period in 2025, resulting from increases of $35 million and $32 million in our International RAC and Americas RAC segments, respectively. The increase in DOE was primarily on higher volume and the result of increased personnel and maintenance costs in our International RAC segment. DOE was also impacted by an unfavorable $23 million fx impact in the first quarter of 2026 in our International RAC segment.

Non-vehicle depreciation and amortization decreased $5 million in the first quarter of 2026 compared to the same period in 2025 due primarily to an increase in assets that are fully depreciated and certain asset retirements that occurred in 2025 in our Americas RAC segment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A increased $15 million in the first quarter of 2026 compared to the same period in 2025 driven primarily by increases of $11 million and $9 million in our International RAC and Americas RAC segments, respectively, partially offset by a decrease of $5 million in our corporate operations. The increase in SG&A was due primarily to an unfavorable fx impact in the first quarter of 2026 and increased personnel and restructuring related costs in our International RAC segment, as well as a result of increased advertising spend in our Americas RAC segment. The decrease in SG&A in our corporate operations was due primarily to a reduction in litigation charge and lower personnel costs.

Vehicle interest expense, net increased $7 million in the first quarter of 2026 compared to the same period in 2025 due primarily in our Americas RAC segment resulting from higher average rates and increased debt levels driven by the issuance of the HVF III Series 2025 Notes during 2025, partially offset by lower market rates.

Non-vehicle interest expense, net decreased $17 million in the first quarter of 2026 compared to the same period in 2025 due primarily to unrealized gains related to changes in the fair value of the Exchange Features 2029 and the Exchange Feature 2030 and lower market rates, partially offset by higher debt levels.

In the first quarter of 2026, we recorded a tax provision of $30 million, which resulted in an effective tax rate of (9)%. In the first quarter of 2025, we recorded a tax benefit of $82 million, which resulted in an effective tax rate of 16%. The change in taxes in the first quarter of 2026 compared to the same period in 2025 was driven by an increase in valuation allowances on deferred tax assets and lower pretax losses, offset by the non-taxable year-over-year fluctuations in the fair value adjustments of the financial instruments associated with the Exchangeable Notes.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had income of $33 million and expense of $9 million from the change in fair value of Public Warrants that was incremental to Hertz for the three months ended March 31, 2026 and 2025, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended March 31,		% Change
($ in millions, except as noted)	2026	2025
Total revenues	$1,628	$1,490	9%
Depreciation of revenue earning vehicles and lease charges, net	$402	$462	(13)
Direct vehicle and operating expenses	$1,098	$1,066	3
Direct vehicle and operating expenses as a percentage of total revenues	67%	72%
Non-vehicle depreciation and amortization	$21	$26	(20)
Selling, general and administrative expenses	$122	$114	8
Selling, general and administrative expenses as a percentage of total revenues	8%	8%
Vehicle interest expense	$124	$117	6
Adjusted EBITDA	$(103)	$(235)	56
Transaction Days (in thousands)(b)	28,562	27,758	3
Average Vehicles (in whole units)(f)	419,829	413,892	1
Average Rentable Vehicles (in whole units)(c)	401,094	385,191	4
Vehicle Utilization(c)	79%	80%
Total RPD (in dollars)(d)	$57.00	$53.77	6
Total RPU Per Month (in whole dollars)(e)	$1,353	$1,292	5
Depreciation Per Unit Per Month (in whole dollars)(f)	$319	$373	(14)
Percentage of program vehicles as of period end	11%	8%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Total Americas RAC revenues increased $138 million in the first quarter of 2026 compared to the same period in 2025 due primarily to higher pricing and increased volume, in which Total RPD and Transaction Days increased across most customer channels. Airport revenues comprised 68% of total revenues for the segment in the first quarter of 2026 compared to 69% in the same period in 2025.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC decreased $60 million in the first quarter of 2026 compared to the same period in 2025 due primarily to (i) a reduction in costs associated with the sales of vehicles driven by fewer dispositions through our retail channels and (ii) impacts from a reduction in capital costs for newly acquired vehicles and the strengthening of residual values at the expected time of disposal resulting from market improvements.

DOE for Americas RAC increased $32 million in the first quarter of 2026 compared to the same period in 2025 primarily on increased volume.

Non-vehicle depreciation and amortization decreased $5 million in the first quarter of 2026 compared to the same period in 2025 due primarily to an increase in assets that are fully depreciated and certain asset retirements that occurred in 2025.

SG&A for Americas RAC increased $9 million in the first quarter of 2026 compared to the same period in 2025 due primarily to increased advertising spend.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle interest expense for Americas RAC increased $7 million in the first quarter of 2026 compared to the same period in 2025 due primarily to higher average rates and increased debt levels driven by the issuance of the HVF III Series 2025 Notes during 2025, partially offset by lower market rates.

International RAC

	Three Months Ended March 31,		% Change
($ in millions, except as noted)	2026	2025
Total revenues	$376	$323	16%
Depreciation of revenue earning vehicles and lease charges, net	$79	$73	7
Direct vehicle and operating expenses	$242	$207	17
Direct vehicle and operating expenses as a percentage of total revenues	64%	64%
Non-vehicle depreciation and amortization	$3	$3	17
Selling, general and administrative expenses	$58	$47	24
Selling, general and administrative expenses as a percentage of total revenues	15%	14%
Vehicle interest expense	$22	$23	(5)
Adjusted EBITDA	$(2)	$(10)	78
Transaction Days (in thousands)(b)	6,331	6,144	3
Average Vehicles (in whole units)(f)	94,334	91,660	3
Average Rentable Vehicles (in whole units)(c)	92,265	89,926	3
Vehicle Utilization(c)	76%	76%
Total RPD (in dollars)(d)	$59.12	$57.28	3
Total RPU Per Month (in whole dollars)(e)	$1,352	$1,304	4
Depreciation Per Unit Per Month (in whole dollars)(f)	$277	$294	(6)
Percentage of program vehicles as of period end	16%	24%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Total revenues for International RAC increased $52 million in the first quarter of 2026 compared to the same period in 2025 due to higher pricing and increased volume. Total RPD increased across our leisure channels. Transaction Days increased primarily across our business channels. Total revenues for International RAC were also impacted by a favorable $33 million fx impact in the first quarter of 2026.

Depreciation of revenue earning vehicles and lease charges, net for International RAC in the first quarter of 2026 increased $5 million compared to the same period in 2025 due primarily to an unfavorable $7 million fx impact in the first quarter of 2026.

DOE for International RAC increased $35 million in the first quarter of 2026 compared to the same period in 2025 resulting primarily from higher personnel and maintenance costs and increased volume. DOE for International RAC was also impacted by an unfavorable $23 million fx impact in the first quarter of 2026.

SG&A for International RAC in the first quarter of 2026 increased $11 million compared to the same period in 2025 due primarily to increased personnel and restructuring related costs. SG&A for International RAC was also impacted by an unfavorable $6 million fx impact in the first quarter of 2026.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle interest expense for International RAC was comparable in the first quarter of 2026 to the same period in 2025.

Footnotes to the Results of Operations and Selected Operating Data by Segment Tables

(a)Adjusted Corporate EBITDA is calculated as net income (loss), adjusted for income taxes; non-vehicle depreciation and amortization; non-vehicle debt interest, net; vehicle debt-related charges; restructuring and restructuring related charges; net (gains) losses from financial instruments; share-based compensation expense; foreign currency (gains) losses; change in fair value of Public Warrants and certain other miscellaneous items. When evaluating our operating performance, investors should not consider Adjusted Corporate EBITDA in isolation of, or as a substitute for, measures of our financial performance determined in accordance with U.S. GAAP. The reconciliation to the most comparable U.S. GAAP measure is presented below.

Effective in the first quarter of 2026, we revised our definition of Adjusted Corporate EBITDA to adjust for realized (gains) losses from financial instruments, share-based compensation expense and foreign currency (gains) losses. The update to Adjusted Corporate EBITDA is to better reflect management's view of ongoing operations and its assessment of our operational performance. The presentation of the prior period has been recast to conform to the current period presentation.
Hertz

	Three Months Ended March 31,
(In millions)	2026	2025
Net income (loss)	$(365)	$(434)
Adjustments:
Income tax provision (benefit)	30	(82)
Non-vehicle depreciation and amortization	26	30
Non-vehicle debt interest, net(1)	137	121
Vehicle debt-related charges(2)	12	11
Restructuring and restructuring related charges(3)	8	3
Net (gains) losses on financial instruments(4)	(29)	3
Share-based compensation expense	17	15
Foreign currency (gains) losses(5)	—	4
Other items(6)	3	27
Adjusted Corporate EBITDA	$(161)	$(302)
Hertz Global

	Three Months Ended March 31,
(In millions)	2026	2025
Net income (loss)	$(333)	$(443)
Adjustments:
Income tax provision (benefit)	29	(82)
Non-vehicle depreciation and amortization	26	30
Non-vehicle debt interest, net(1)	137	121
Vehicle debt-related charges(2)	12	11
Restructuring and restructuring related charges(3)	8	3
Net (gains) losses on financial instruments(4)	(29)	3
Share-based compensation expense	17	15
Foreign currency (gains) losses(5)	—	4
Change in fair value of Public Warrants(7)	(33)	9

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended March 31,
(In millions)	2026	2025
Other items(6)	5	27
Adjusted Corporate EBITDA	$(161)	$(302)
(1)Excludes gains (losses) related to the fair value of the Exchange Features 2029, the Exchange Feature 2030 and the Capped Call Transactions 2030, which are included in footnote 4 below.
(2)Represents vehicle debt-related charges related to the amortization of deferred financing costs and debt discounts and premiums.
(3)Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related primarily to personnel reductions and litigation.
(4)Represents total realized and unrealized (gains) losses on derivative financial instruments, including gains (losses) related to the fair value of the Exchange Features 2029, the Exchange Feature 2030 and the Capped Call Transactions 2030. See Note 9, "Financial Instruments," in Part I, Item 1 of this Quarterly Report. As a result from the revision to Adjusted Corporate EBITDA, includes realized losses of $1 million and $4 million on derivative financial instruments for the three months ended March 31, 2026 and 2025, respectively.
(5)Represents (gains) losses recognized on the remeasurement and settlement of foreign currency transactions, excluding gains (losses) related to foreign currency derivative financial instruments, which are included in footnote 4 above.
(6)Represents miscellaneous items. For the three months ended March 31, 2026, primarily includes certain IT-related charges and cloud computing costs. For the three months ended March 31, 2025, primarily includes certain litigation charges, certain IT-related charges and certain concessions-related adjustments.
(7)Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants. See Note 10, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

(b)Transaction Days represents the total number of 24-hour periods, with any partial period counted as one Transaction Day, that vehicles were on rent (the period between when a rental contract is opened and closed) in a given period. Thus, it is possible for a vehicle to attain more than one Transaction Day in a 24-hour period.

(c)Vehicle Utilization is calculated by dividing total Transaction Days by Available Car Days. Available Car Days represents Average Rentable Vehicles multiplied by the number of days in a given period. Average Rentable Vehicles excludes vehicles for sale on our retail lots or actively in the process of being sold through other disposition channels and is determined using a daily average of such vehicles. Effective in the first quarter of 2026, we changed our definition of Average Rentable Vehicles to use a daily average of rentable vehicles as opposed to a simple average of rentable vehicles at the beginning and end of a period. We believe this a better, more accurate measure of our rentable vehicles. Accordingly, the prior period has been recast to reflect this change.

	Americas RAC		International RAC
	Three Months Ended March 31,
	2026	2025	2026	2025
Transaction Days (in thousands)	28,562	27,758	6,331	6,144
Average Rentable Vehicles (in whole units)	401,094	385,191	92,265	89,926
Number of days in period (in whole units)	90	90	90	90
Available Car Days (in thousands)	36,099	34,671	8,310	8,099
Vehicle Utilization	79%	80%	76%	76%

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

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2026	2025	2026	2025
Revenues	$1,628	$1,490	$376	$323
Foreign currency adjustment(1)	—	2	(2)	29
Total Revenues - adjusted for foreign currency	$1,628	$1,492	$374	$352
Transaction Days (in thousands)	28,562	27,758	6,331	6,144
Total RPD (in dollars)	$57.00	$53.77	$59.12	$57.28
(1)Based on December 31, 2025 foreign currency exchange rates for all periods presented.

(e)    Total RPU Per Month is calculated as Total Revenues - adjusted for foreign currency divided by the Average Rentable Vehicles in each period and then divided by the number of months in the period reported.

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2026	2025	2026	2025
Total Revenues - adjusted for foreign currency	$1,628	$1,492	$374	$352
Average Rentable Vehicles (in whole units)	401,094	385,191	92,265	89,926
Total revenue per unit (in whole dollars)	$4,059	$3,875	$4,057	$3,913
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,353	$1,292	$1,352	$1,304

(f)    Depreciation Per Unit Per Month represents the amount of average depreciation expense and lease charges, per vehicle per month and is calculated as depreciation of revenue earning vehicles and lease charges, net, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates, divided by the Average Vehicles in each period, which is determined using a daily average of vehicles, and then dividing by the number of months in the period reported. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. Effective in the first quarter of 2026, we changed our definition of Average Vehicles to use a daily average of vehicles as opposed to a simple average of vehicles at the beginning and end of a period. We believe this a better, more accurate measure of our vehicles. Accordingly, the prior period has been recast to reflect this change.

	Americas RAC		International RAC
	Three Months Ended March 31,
($ in millions, except as noted)	2026	2025	2026	2025
Depreciation of revenue earning vehicles and lease charges, net	$402	$462	$79	$73
Foreign currency adjustment(1)	—	1	(1)	8
Adjusted depreciation of revenue earning vehicles and lease charges	$402	$463	$78	$81
Average Vehicles (in whole units)	419,829	413,892	94,334	91,660
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$958	$1,118	$831	$881
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$319	$373	$277	$294
(1)Based on December 31, 2025 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements in the U.S. and internationally.

Cash and Cash Equivalents

As of March 31, 2026, we had $583 million of cash and cash equivalents and $636 million of restricted cash and cash equivalents. As of March 31, 2026, $206 million of cash and cash equivalents and $92 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We continue to assert no permanent reinvestment of foreign earnings that give rise to excess cash, provided such cash can be remitted in a tax efficient manner.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations for the next twelve months and for the foreseeable future thereafter.

Cash Flows – Hertz

As of March 31, 2026 and December 31, 2025, Hertz had cash and cash equivalents of $583 million and $565 million, respectively, and restricted cash and cash equivalents of $636 million and $602 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Three Months Ended March 31,
(In millions)	2026	2025	$ Change
Cash provided by (used in):
Operating activities	$20	$251	$(231)
Investing activities	(1,098)	(718)	(380)
Financing activities	1,136	347	789
Effect of exchange rate changes	(6)	9	(15)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$52	$(111)	$163

During the first quarter of 2026, cash flows from operating activities decreased $231 million period over period due primarily to a $122 million change in net income, as adjusted for non-cash and non-operating items and a $353 million change in working capital accounts. Cash flows from working capital accounts decreased due primarily to the payment of an existing bankruptcy-related litigation reserve in the first quarter of 2026.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the first quarter of 2026, there was a $380 million increase in the cash used in investing activities period over period due primarily to a $352 million increase in revenue earning vehicle expenditures, net. The increase in cash used by revenue earning vehicle expenditures, net, primarily resulting from increased vehicle acquisitions.

Net financing cash inflows were $1.1 billion in the first quarter of 2026 compared to $347 million in the 2025 period. The $789 million increase in cash inflows is due primarily to net vehicle debt of $578 million due to additional draws on the HVF III Series 2021-A and an increase of $211 million in net proceeds from non-vehicle debt largely resulting from higher outstanding draws on the First Lien RCF in the first quarter of 2026 compared to the same period in 2025.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows – Hertz Global

As of March 31, 2026 and December 31, 2025, Hertz Global had cash and cash equivalents of $583 million and $565 million, respectively, and restricted cash and cash equivalents of $636 million and $602 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for Hertz Global for the periods shown:

	Three Months Ended March 31,
(In millions)	2026	2025	$ Change
Cash provided by (used in):
Operating activities	$20	$251	$(231)
Investing activities	(1,098)	(718)	(380)
Financing activities	1,136	346	790
Effect of exchange rate changes	(6)	9	(15)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$52	$(112)	$164

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

ATM Equity Offering Program

In May 2025, Hertz Global filed a Form S-3 Registration Statement as well as a prospectus supplement covering the offering, issuance and sale of up to a maximum aggregate offering price of $250 million shares of Hertz Global common stock par value $0.01 per share that may be issued and sold from time to time under the ATM Program. As of March 31, 2026, no shares of Hertz Global common stock had been sold under the ATM Program.

Debt Financing

Refer to Note 4, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of March 31, 2026.

Cash paid for interest on vehicle debt during the three months ended March 31, 2026 and 2025 was $136 million and $121 million, respectively. The $15 million increase in cash paid for vehicle debt interest is due primarily to issuances of HVF III Series 2025 Notes during 2025, partially offset by lower outstanding borrowings under the HVF III Series 2021-A Notes. Cash paid for interest on non-vehicle debt during the three months ended March 31, 2026 and 2025 was $137 million and $142 million, respectively. The $5 million decrease in cash paid for non-vehicle debt interest is due primarily to higher payments the first quarter of 2025 resulting from the additional issuance of the First Lien Senior Notes in December 2024, partially offset by higher outstanding draws under the First Lien RCF in the first half of 2026 compared to the same period in 2025.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$583	$565
Availability under the First Lien RCF	254	924
Corporate liquidity	$837	$1,489

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Vehicle Debt

Exchangeable Notes Due 2029

In June 2024, Hertz issued $250 million in aggregate principal amount of the Exchangeable Notes Due 2029. The Exchangeable Notes Due 2029 bear PIK interest payable on the Semi-annual PIK Event, where PIK interest increases the principal amount of the Exchangeable Notes Due 2029 upon each Semi-annual PIK Event. In connection with Semi-annual PIK Event in the first quarter of 2026, we increased the principal amount of the Exchangeable Notes Due 2029 by $11 million.

Additionally, for each Semi-annual PIK Event, the Company bifurcates the Exchange Feature 2029 PIK from the Exchangeable Notes Due 2029 for accounting purposes utilizing applicable guidance. As a result of the Semi-annual PIK Event in the first quarter of 2026, we recognized an additional debt discount of $4 million within Non-vehicle debt in the accompanying unaudited consolidated balance sheet as of March 31, 2026, representing its initial fair value. Refer to Note 10, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report for further details.

The net carrying amount of the Exchangeable Notes Due 2029 consists of the following:

(In millions)	March 31, 2026	December 31, 2025
Principal	$250	$250
Non-cash PIK interest	32	21
Unamortized debt discounts and issuance costs(1)	(11)	(12)
Unamortized discounts associated with the Exchange Features 2029(2)	(68)	(67)
(Gain) loss on fair value of the Exchange Features 2029(3)	63	78
Net carrying amount	$266	$270
(1)    Debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(2)    Reflects the unamortized discount associated with the Exchange Features 2029, as disclosed in Note 10, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report, net of accretive interest which is amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(3)    Refer also to Note 10, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Interest expense recognized for the Exchangeable Notes Due 2029 consists of the following:

	Three Months Ended March 31,
(In millions)	2026	2025
Non-cash PIK interest	$5	$5
Amortization of debt discounts and debt issuance costs	1	—
Accretive interest	3	2
(Gain) loss on fair value of the Exchange Features 2029(1)	(19)	6
Total	$(10)	$13
(1)    Refer also to Note 10, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Exchangeable Notes Due 2030

In September 2025, Hertz issued $425 million in aggregate principal amount of Exchangeable Notes Due 2030. The Exchangeable Notes Due 2030 bear interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The net carrying amount of the Exchangeable Notes Due 2030 consists of the following:

(In millions)	March 31, 2026	December 31, 2025
Principal	$425	$425
Unamortized debt issuance costs(1)	(19)	(20)
Unamortized discounts associated with the Exchange Feature 2030(2)	(95)	(99)
Fair value of the Exchange Feature 2030(3)	40	54
Net carrying amount	$351	$360
(1)    Debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(2)    Reflects the unamortized discount associated with the Exchange Feature 2030, as disclosed in Note 10, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report, net of accretive interest which is amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(3)    Refer also to Note 10, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Interest expense recognized for the Exchangeable Notes Due 2030 consists of the following:

	Three Months Ended March 31,
(In millions)	2026	2025
Contractual interest expense	$7	$—
Amortization of debt issuance costs	1	—
Accretive interest	4	—
(Gain) loss on fair value of the Exchange Feature 2030(1)	(14)	—
Total	$(2)	$—
(1)    Refer also to Note 10, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Letters of Credit

As of March 31, 2026, there were outstanding standby letters of credit totaling $1.0 billion comprised primarily of $516 million issued under the First Lien RCF, $275 million of various Standby LCs and $245 million issued under the Term C Loan. As of March 31, 2026, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of March 31, 2026, none of the issued letters of credit have been drawn upon.

The Standby LCs provide that, at Hertz's option and under the terms of the facilities, Hertz may request letters of credit be issued for itself and on behalf of certain of its subsidiaries up to the committed amounts of the facilities. In February 2026, Hertz increased the committed amounts under its Standby LCs by approximately $200 million.

Vehicle Debt

Americas RAC

HVF III U.S. Vehicle Variable Funding Notes

In April 2026, HVF III, a wholly owned, special-purpose and bankruptcy-remote subsidiary of Hertz, amended the HVF III Series 2021-A Notes to extend the maturity date of the Class A Notes to May 2028. The maximum principal of the Class A Notes is $3.2 billion until May 2027 and thereafter is $3.0 billion until May 2028, after giving effect to the terms of the amendment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

HVF III U.S. Vehicle Medium Term Notes

In April 2026, HVF III issued Class E notes for certain of the outstanding series of notes under the HVF III MTN program in an aggregate principal amount of $221 million as detailed in the table below.

($ in millions)	Principal	Interest Rate	Maturity
Class E Notes
HVF III Series 2022-5	$17	10.67%	9/2027
HVF III Series 2023-2	14	10.99%	9/2028
HVF III Series 2023-4	24	11.48%	3/2029
HVF III Series 2024-1	18	10.95%	1/2028
HVF III Series 2024-2	18	11.99%	1/2030
HVF III Series 2025-1	24	10.99%	9/2028
HVF III Series 2025-2	24	12.26%	9/2030
HVF III Series 2025-3	18	11.47%	12/2028
HVF III Series 2025-4	15	12.28%	12/2030
HVF III Series 2025-5	22	11.72%	5/2029
HVF III Series 2025-6	27	12.54%	5/2031
Total Class E Notes	$221

Hertz Canadian Securitization

In April 2026, TCL Funding Limited Partnership, a bankruptcy-remote, indirect, wholly owned and special-purpose subsidiary of Hertz, amended the Hertz Canadian Securitization to increase the aggregate maximum borrowings from CAD$475 million to CAD$625 million until November 2026, reverting to CAD$475 million thereafter until the extended maturity date of April 2028.

International RAC

European ABS

In April 2026, IFF No. 2, an indirect, special-purpose subsidiary of Hertz, amended the European ABS, inclusive of Class A Notes, Class B Notes and Class C Notes, to extend the maturity date to April 2028. The aggregate maximum principal of the European ABS is €1.4 billion to April 2027 and thereafter is €1.1 billion until April 2028, after giving effect to terms of the amendment.

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: a First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. We are also subject to a minimum liquidity covenant, which requires $400 million for each month ending in the second and third quarters of the calendar year and $500 million for each month ending in the first and fourth quarter of the calendar year. As of March 31, 2026, we were in compliance with the First Lien Ratio and the minimum liquidity covenant.

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

As of March 31, 2026, we were in compliance with all covenants under the terms of agreements governing the respective Corporate Indebtedness.

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

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown.

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2026
First Quarter	$(3,602)	$2,527	$(1,075)
2025
First Quarter	$(2,847)	$2,124	$(723)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2026	2025	$ Change	% Change
Americas RAC	$(1,027)	$(702)	$(325)	46
International RAC	(48)	(21)	(27)	NM
Total	$(1,075)	$(723)	$(352)	49
NM - Not meaningful

Revenue earning vehicle expenditures increased $755 million, or 27%, in the first quarter of 2026 compared to the same period in 2025, resulting from increased vehicle acquisitions, primarily in our Americas RAC segment. Proceeds from disposal of revenue earning vehicles increased $403 million, or 19%, in the first quarter of 2026 compared to the same period in 2025, primarily in our Americas RAC segment, resulting from changes to fleet working capital due to timing.

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

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2026
First Quarter	$(29)	$6	$(23)
2025
First Quarter	$(22)	$27	$5

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Three Months Ended March 31,
($ in millions)	2026	2025	$ Change	% Change
Americas RAC	$(17)	$(13)	$(4)	31
International RAC	(3)	19	(22)	NM
Corporate	(3)	(1)	(2)	NM
Total	$(23)	$5	$(28)	NM
NM - Not meaningful

In the three months ended March 31, 2026, proceeds for non-vehicle capital assets decreased $21 million, or 78%, compared to the same period in 2025, primarily in our International RAC segment resulting primarily from resulting from the disposition of certain non-vehicle capital assets in the first quarter of 2025. In the three months ended March 31, 2026, expenditures for non-vehicle capital assets increased $7 million, or 32%, compared to the same period in 2025, driven in part by increased IT-related spend and certain non-vehicle capital asset purchases in the first quarter of 2026.

We continually evaluate and will complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets during 2026.

CONTRACTUAL AND OTHER OBLIGATIONS

As of March 31, 2026, there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our contractual and other obligations as set forth in the table included in Part II, Item 7 of our 2025 Form 10-K. Changes to our aggregate indebtedness, including related interest and terms of new issuances, are disclosed in Note 4, "Debt," in Part I, Item 1 of this Quarterly Report.

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

Indemnification Obligations

There have been no significant changes to our indemnification obligations as compared to those disclosed in Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of our 2025 Form 10-K.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no significant changes to our significant accounting policies due to adoption of any recently issued accounting pronouncements as compared to those disclosed in Note 2, "Significant Accounting Policies," in Part II, Item 8 of our 2025 Form 10-K.

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

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among other things, those that may be disclosed from time to time in subsequent reports filed with, or furnished to, the SEC, those described under Item 1A, "Risk Factors," in our 2025 Form 10-K and set forth in this Quarterly Report, and the following, which also summarizes the principal risks of our business:
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
•our ability to implement our business strategy or strategic transactions, including our ability to implement plans to support a modern mobility ecosystem and Oro Mobility's partnership with Uber;
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including the effects of changes in interest rates (including credit spreads), foreign currency exchange rates, equity price risks and fluctuations in fuel prices. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to counterparty nonperformance on such instruments.

As of March 31, 2026, there have been no material changes to the information reported under Part II, Item 7A of our 2025 Form 10-K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings see Note 11, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

ITEM 1A.    RISK FACTORS

Part I, Item 1A of our 2025 Form 10-K includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes to those risk factors.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) entered into any (i) contract or written plan for the purchase or sale of securities of Hertz Global intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) non-Rule 10b5-1 trading arrangement.

As previously disclosed in Note 15, "Contingencies and Off-Balance Sheet Commitments," in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, the Company initiated litigation in March 2019 against certain former executives, predominantly alleging breach of contract and seeking repayment of certain compensation in connection with restatements included in the former Hertz Global Holdings, Inc. ("Old Hertz Holdings") Form 10-K for the year ended December 31, 2014 and related accounting for prior periods. On April 2, 2019, the Delaware Court of Chancery (the "Court") dismissed as moot Plaintiff Lawrence McIntosh, Jr.’s ("Plaintiff") amended derivative complaint, which alleged that Hertz’s board of directors failed to claw back compensation from certain former executives of Old Hertz Holdings (the “Action”). The Court retained jurisdiction solely for the purpose of resolving the Plaintiff’s counsel’s anticipated motion for an award of attorneys’ fees and expenses. In December 2025, and without admitting any fault or wrongdoing, Hertz agreed to pay $330,000 in attorneys’ fees and expenses to Plaintiff’s counsel in full satisfaction of all claims by Plaintiff and all of its counsel for fees and expenses in the Action.

On March 13, 2026, the Court entered an order closing the Action and approving a service award in the amount of $2,000, to be paid to Plaintiff from Plaintiff’s counsel’s attorneys’ fees and expenses. In entering the order, the Court did not otherwise review, and did not otherwise pass judgment on, the payment of the attorneys’ fees and expenses.

ITEM 6.    EXHIBITS

(a)Exhibits:
The attached list of exhibits in the "Exhibit Index" immediately preceding the signature page to this Quarterly Report is filed as part of this Quarterly Report and is incorporated herein by reference in response to this item.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number		Description
10.1	Hertz Holdings Hertz	Form of Performance Stock Unit Agreement (2026) under the 2021 Omnibus Incentive Plan†*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	InIine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document)
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

Date:	May 8, 2026	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ SCOTT M. HARALSON
Scott M. Haralson Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)