Form 10-Q
period 2026-06-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2026-08-06
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address, Zip Code and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC.				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	The Nasdaq Stock Market LLC
Hertz Global Holdings, Inc.	Warrants to purchase Common Stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $12.81 per share, subject to adjustment	HTZWW	The Nasdaq Stock Market LLC
The Hertz Corporation	None		None	None

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	July 30, 2026
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	356,451,393
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$631	$565
Restricted cash and cash equivalents:
Vehicle	399	317
Non-vehicle	274	285
Total restricted cash and cash equivalents	673	602
Total cash and cash equivalents and restricted cash and cash equivalents	1,304	1,167
Receivables:
Vehicle	290	381
Non-vehicle, net of allowance of $99 and $91, respectively	913	729
Total receivables, net	1,203	1,110
Prepaid expenses and other assets	989	782
Revenue earning vehicles:
Vehicles	15,249	14,039
Less: accumulated depreciation	(1,569)	(1,513)
Total revenue earning vehicles, net	13,680	12,526
Property and equipment, net	505	566
Operating lease right-of-use assets	2,269	2,257
Intangible assets, net	2,877	2,858
Goodwill	1,045	1,045
Total assets(1)	$23,872	$22,311
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$497	$342
Non-vehicle	628	517
Total accounts payable	1,125	859
Accrued liabilities	1,024	1,231
Accrued taxes, net	135	131
Debt:
Vehicle	12,710	11,629
Non-vehicle	6,037	5,425
Total debt	18,747	17,054
Public Warrants	90	222
Operating lease liabilities	2,340	2,275
Self-insured liabilities	643	648
Deferred income taxes, net	396	350
Total liabilities(1)	24,500	22,770
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 530,730,089 and 486,543,836 shares issued, respectively, and 355,918,045 and 311,731,792 shares outstanding, respectively	5	5
Treasury stock, at cost, 174,812,044 and 174,812,044 common shares, respectively	(3,430)	(3,430)
Additional paid-in capital	6,557	6,447
Retained earnings (Accumulated deficit)	(3,518)	(3,249)
Accumulated other comprehensive income (loss)	(242)	(232)
Total stockholders' equity (deficit)	(628)	(459)
Total liabilities and stockholders' equity (deficit)	$23,872	$22,311
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of June 30, 2026 and December 31, 2025 include total assets of variable interest entities (“VIEs”) of $1.4 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of June 30, 2026 and December 31, 2025 include total liabilities of VIEs of $1.4 billion and $1.3 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$2,396	$2,185	$4,400	$3,998
Expenses:
Direct vehicle and operating	1,454	1,394	2,798	2,668
Depreciation of revenue earning vehicles and lease charges, net	487	415	968	950
Non-vehicle depreciation and amortization	26	29	52	59
Selling, general and administrative	258	246	494	465
Interest expense, net:
Vehicle	165	152	311	292
Non-vehicle	94	232	204	359
Interest expense, net	259	384	515	651
Other (income) expense, net	3	7	1	11
(Gain) on sale of non-vehicle capital assets	(64)	(89)	(64)	(89)
Change in fair value of Public Warrants	(98)	115	(131)	124
Total expenses	2,325	2,501	4,633	4,839
Income (loss) before income taxes	71	(316)	(233)	(841)
Income tax (provision) benefit	(7)	22	(36)	104
Net income (loss)	$64	$(294)	$(269)	$(737)

Weighted-average common shares outstanding:
Basic	317	309	315	308
Diluted	418	309	358	308
Earnings (loss) per common share:
Basic	$0.20	$(0.95)	$(0.85)	$(2.39)
Diluted	$0.05	$(0.95)	$(0.87)	$(2.39)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$64	$(294)	$(269)	$(737)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	40	(10)	55
Total comprehensive income (loss)	$58	$(254)	$(279)	$(682)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity (Deficit)
Balance as of:
December 31, 2024	—	$—	307	$5	$6,396	$(2,502)	$(316)	175	$(3,430)	$153
Net income (loss)	—	—	—	—	—	(443)	—	—	—	(443)
Other comprehensive income (loss)	—	—	—	—	—	—	15	—	—	15
Net settlement on vesting of restricted stock	—	—	1	—	(3)	—	—	—	—	(3)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
March 31, 2025	—	—	308	5	6,409	(2,945)	(301)	175	(3,430)	(262)
Net income (loss)	—	—	—	—	—	(294)	—	—	—	(294)
Other comprehensive income (loss)	—	—	—	—	—	—	40	—	—	40
Net settlement on vesting of restricted stock	—	—	2	—	(4)	—	—	—	—	(4)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
June 30, 2025	—	$—	310	$5	$6,421	$(3,239)	$(261)	175	$(3,430)	$(504)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity (Deficit)
Balance as of:
December 31, 2025	—	$—	312	$5	$6,447	$(3,249)	$(232)	175	$(3,430)	$(459)
Net income (loss)	—	—	—	—	—	(333)	—	—	—	(333)
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	—	—	(4)
Net settlement on vesting of restricted stock	—	—	3	—	(7)	—	—	—	—	(7)
Stock-based compensation charges	—	—	—	—	17	—	—	—	—	17
March 31, 2026	—	—	315	5	6,457	(3,582)	(236)	175	(3,430)	(786)
Net income (loss)	—	—	—	—	—	64	—	—	—	64
Other comprehensive income (loss)	—	—	—	—	—	—	(6)	—	—	(6)
Net settlement on vesting of restricted stock	—	—	3	—	(6)	—	—	—	—	(6)
Stock-based compensation charges	—	—	—	—	21	—	—	—	—	21
Shares issued under the ATM Program	—	—	1	—	3	—	—	—	—	3
Share Lending Agreement(1)	—	—	37	—	82	—	—	—	—	82
June 30, 2026	—	$—	356	$5	$6,557	$(3,518)	$(242)	175	$(3,430)	$(628)
(1)    In June 2026, Hertz Global entered into the Share Lending Agreement, as defined and disclosed in Note 5, "Debt." The shares borrowed under it are excluded for purposes of basic and diluted earnings (loss) per share. Refer to Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for further details.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(269)	$(737)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	1,079	1,082
Depreciation and amortization, non-vehicle	52	59
Amortization of deferred financing costs and debt discount (premium)	37	36
Accreted interest on Exchangeable Notes	15	4
Non-cash paid-in-kind ("PIK") interest on Exchangeable Notes	11	11
Stock-based compensation charges	38	32
Provision for receivables allowance	84	53
Deferred income taxes, net	39	(148)
(Gain) loss on sale of non-vehicle capital assets	(64)	(89)
Change in fair value of Public Warrants	(131)	124
Unrealized (gain) loss on financial instruments	(84)	104
Other	(1)	9
Changes in assets and liabilities:
Non-vehicle receivables	(275)	(84)
Prepaid expenses and other assets	(66)	(53)
Operating lease right-of-use assets	220	218
Non-vehicle accounts payable	90	28
Accrued liabilities	(211)	138
Accrued taxes, net	6	4
Operating lease liabilities	(167)	(208)
Self-insured liabilities	(2)	14
Net cash provided by (used in) operating activities	401	597
Cash flows from investing activities:
Revenue earning vehicles expenditures	(7,217)	(5,896)
Proceeds from disposal of revenue earning vehicles	5,083	4,250
Non-vehicle capital asset expenditures	(57)	(44)
Proceeds from disposal of non-vehicle capital assets	122	126
Net cash provided by (used in) investing activities	(2,069)	(1,564)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	2,785	3,774
Repayments of vehicle debt	(1,675)	(2,990)
Proceeds from issuance of non-vehicle debt	2,101	1,056
Repayments of non-vehicle debt	(1,333)	(859)
Payment of financing costs	(54)	(41)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2026	2025
Proceeds from the issuance of stock, net	3	—
Other	(12)	(7)
Net cash provided by (used in) financing activities	1,815	933
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(10)	30
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	137	(4)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,167	1,133
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,304	$1,129

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$294	$255
Non-vehicle	219	212
Income taxes, net of refunds	26	56
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$355	$191
Sales of revenue earning vehicles included in vehicle receivables	148	100
Purchases of non-vehicle capital assets included in accounts payable	23	10
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	32	30

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$628	$565
Restricted cash and cash equivalents:
Vehicle	399	317
Non-vehicle	274	285
Total restricted cash and cash equivalents	673	602
Total cash and cash equivalents and restricted cash and cash equivalents	1,301	1,167
Receivables:
Vehicle	290	381
Non-vehicle, net of allowance of $99 and $91, respectively	913	729
Total receivables, net	1,203	1,110
Prepaid expenses and other assets	988	779
Revenue earning vehicles:
Vehicles	15,249	14,039
Less: accumulated depreciation	(1,569)	(1,513)
Total revenue earning vehicles, net	13,680	12,526
Property and equipment, net	505	566
Operating lease right-of-use assets	2,269	2,257
Intangible assets, net	2,877	2,858
Goodwill	1,045	1,045
Total assets(1)	$23,868	$22,308
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$497	$342
Non-vehicle	628	517
Total accounts payable	1,125	859
Accrued liabilities	1,024	1,231
Accrued taxes, net	135	131
Debt:
Vehicle	12,710	11,629
Non-vehicle	6,122	5,425
Total debt	18,832	17,054
Operating lease liabilities	2,340	2,275
Self-insured liabilities	643	648
Deferred income taxes, net	396	353
Total liabilities(1)	24,495	22,551
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,673	4,648
Retained earnings (Accumulated deficit)	(5,058)	(4,659)
Accumulated other comprehensive income (loss)	(242)	(232)
Total stockholder's equity (deficit)	(627)	(243)
Total liabilities and stockholder's equity (deficit)	$23,868	$22,308
(1)    The Hertz Corporation's consolidated total assets as of June 30, 2026 and December 31, 2025 include total assets of VIEs of $1.4 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of June 30, 2026 and December 31, 2025 include total liabilities of VIEs of $1.4 billion and $1.3 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$2,396	$2,185	$4,400	$3,998
Expenses:
Direct vehicle and operating	1,454	1,394	2,798	2,668
Depreciation of revenue earning vehicles and lease charges, net	487	415	968	950
Non-vehicle depreciation and amortization	26	29	52	59
Selling, general and administrative	258	246	492	465
Interest expense, net:
Vehicle	165	152	311	292
Non-vehicle	94	232	204	359
Interest expense, net	259	384	515	651
Other (income) expense, net	3	7	1	11
(Gain) on sale of non-vehicle capital assets	(64)	(89)	(64)	(89)
Total expenses	2,423	2,386	4,762	4,715
Income (loss) before income taxes	(27)	(201)	(362)	(717)
Income tax (provision) benefit	(7)	22	(37)	104
Net income (loss)	$(34)	$(179)	$(399)	$(613)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(34)	$(179)	$(399)	$(613)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	40	(10)	55
Total comprehensive income (loss)	$(40)	$(139)	$(409)	$(558)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2024	100	$—	$4,598	$(3,956)	$(316)	$326
Net income (loss)	—	—	—	(434)	—	(434)
Other comprehensive income (loss)	—	—	—	—	15	15
Stock-based compensation charges	—	—	16	—	—	16
Dividends paid to Hertz Holdings	—	—	(3)	—	—	(3)
March 31, 2025	100	—	4,611	(4,390)	(301)	(80)
Net income (loss)	—	—	—	(179)	—	(179)
Other comprehensive income (loss)	—	—	—	—	40	40
Stock-based compensation charges	—	—	16	—	—	16
Dividends paid to Hertz Holdings	—	—	(4)	—	—	(4)
June 30, 2025	100	$—	$4,623	$(4,569)	$(261)	$(207)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2025	100	$—	$4,648	$(4,659)	$(232)	$(243)
Net income (loss)	—	—	—	(365)	—	(365)
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Stock-based compensation charges	—	—	17	—	—	17
Dividends paid to Hertz Holdings	—	—	(7)	—	—	(7)
March 31, 2026	100	—	4,658	(5,024)	(236)	(602)
Net income (loss)	—	—	—	(34)	—	(34)
Other comprehensive income (loss)	—	—	—	—	(6)	(6)
Stock-based compensation charges	—	—	21	—	—	21
Dividends paid to Hertz Holdings	—	—	(6)	—	—	(6)
June 30, 2026	100	$—	$4,673	$(5,058)	$(242)	$(627)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(399)	$(613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	1,079	1,082
Depreciation and amortization, non-vehicle	52	59
Amortization of deferred financing costs and debt discount (premium)	37	36
Accreted interest on Exchangeable Notes	15	4
Non-cash PIK interest on Exchangeable Notes	11	11
Stock-based compensation charges	38	32
Provision for receivables allowance	84	53
Deferred income taxes, net	39	(148)
(Gain) loss on sale of non-vehicle capital assets	(64)	(89)
Unrealized (gain) loss on financial instruments	(84)	104
Other	—	10
Changes in assets and liabilities:
Non-vehicle receivables	(275)	(84)
Prepaid expenses and other assets	(68)	(53)
Operating lease right-of-use assets	220	218
Non-vehicle accounts payable	90	28
Accrued liabilities	(211)	138
Accrued taxes, net	6	4
Operating lease liabilities	(167)	(208)
Self-insured liabilities	(2)	14
Net cash provided by (used in) operating activities	401	598
Cash flows from investing activities:
Revenue earning vehicles expenditures	(7,217)	(5,896)
Proceeds from disposal of revenue earning vehicles	5,083	4,250
Non-vehicle capital asset expenditures	(57)	(44)
Proceeds from disposal of non-vehicle capital assets	122	126
Net cash provided by (used in) investing activities	(2,069)	(1,564)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	2,785	3,774
Repayments of vehicle debt	(1,675)	(2,990)
Proceeds from issuance of non-vehicle debt	2,101	1,056
Repayments of non-vehicle debt	(1,333)	(859)
Payment of financing costs	(54)	(41)
Dividends paid to Hertz Holdings	(13)	(7)
Other	1	—
Net cash provided by (used in) financing activities	1,812	933

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2026	2025
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(10)	30
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	134	(3)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,167	1,132
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,301	$1,129

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$294	$255
Non-vehicle	219	212
Income taxes, net of refunds	26	56
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$355	$191
Sales of revenue earning vehicles included in vehicle receivables	148	100
Purchases of non-vehicle capital assets included in accounts payable	23	10
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	32	30

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q ("Quarterly Report") combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2026 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes and, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this Quarterly Report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

Effective in the first quarter of 2026, the Company revised its definition of Adjusted EBITDA, the Company's measure of segment profitability, to better reflect the Company's chief operating decision maker's ("CODM") view of ongoing operations and assessment of the Company's operational performance. The presentation of the prior periods has been recast to conform to the current period presentation. See Note 13, "Segment Information," for further information.

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

Recently Issued Accounting Pronouncements

Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued guidance to enhance disclosures related to, among other items, specified information about certain costs and expenses for commonly presented expense captions included in the financial statements. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, using either a prospective or retrospective transition method. Early adoption is permitted. The Company expects to adopt the guidance when it becomes effective. The Company is in the process of determining the method of adoption and is continuing to assess the overall impact of adopting this guidance, but anticipates that the adoption will result in expanded disclosures.

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

The guidance is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, using either a prospective, retrospective or modified transition approach. Early adoption is permitted. The Company expects to adopt the guidance when it becomes effective using a prospective or modified transition application. The Company is in the process of assessing the overall impact of adopting this guidance on its financial position, results of operations and cash flows.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 3—Divestitures

Sale-Leasebacks of Non-Vehicle Capital Assets

In the second quarter of 2026, the Company sold and leased back certain real estate associated with sites in its Americas RAC segment. The table below reflects the results of these transactions ($ in millions), in which a total pre-tax gain of $64 million was recognized on the sales and is included in the (Gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Period of Sale	Location Type	Lease Classification	Lease Terms	Pre-tax Gain(1)	Financial Liability
April 2026	Operating site	Operating lease(2)	18 years	$9	$—
June 2026	Operating site	Operating lease(2)	< one year	15	—
June 2026	Operating sites	Operating lease(2)	13 years	14	—
June 2026	Operating site	Operating lease(2)	15 years	7	—
June 2026	Various(3)	Various(4)	15 years	4	3
June 2026	Operating sites	Operating lease(2)	20 years	10	—
June 2026	Operating site	Various(4)	20 years	5	3
				$64	$6
(1)    Recorded in (Gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026.
(2)    The sale qualified for sale-leaseback accounting and is accounted for as an operating lease.
(3)    Includes the sales of an airport rental location and operating sites.
(4)    The land portions of the sales qualified for sale-leaseback accounting and are accounted for as operating leases. The buildings portions of the sales, inclusive of site improvements, did not meet the criteria for a sale and are considered financial liabilities. The financial liabilities are classified as other non-vehicle debt and recorded in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026.

The Company expects to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2026.

In June 2025, the Company sold and leased back certain land and buildings, inclusive of site improvements, associated with operating sites in its Americas RAC segment. The Company recognized a total pre-tax gain of $89 million on the sales, which is included in (Gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025. The land portions of the sales qualified for sale-leaseback accounting, and were accounted for as operating leases with then expected terms of 40 years, inclusive of extensions the Company intends to exercise. The Company accounted for $6 million of proceeds associated with the buildings portion of the sales as financial liabilities, as the criteria for a sale were not met. The financial liabilities are classified as other non-vehicle debt and included in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	June 30, 2026	December 31, 2025
Revenue earning vehicles	$15,138	$13,848
Less accumulated depreciation	(1,569)	(1,513)
	13,569	12,335
Revenue earning vehicles held for sale, net(1)	111	191
Revenue earning vehicles, net	$13,680	$12,526
(1)    Represents the carrying amount of non-program vehicles classified as held for sale as of the respective balance sheet date.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Depreciation of revenue earning vehicles	$453	$431	$889	$897
(Gain) loss on disposal of revenue earning vehicles(1)	5	(38)	28	21
Rents paid for vehicles leased	29	22	51	32
Depreciation of revenue earning vehicles and lease charges, net	$487	$415	$968	$950
(1)    Includes costs associated with the sales of vehicles of $50 million and $102 million for the three and six months ended June 30, 2026, respectively. Includes costs associated with the sales of vehicles of $72 million and $154 million for the three and six months ended June 30, 2025, respectively.

Note 5—Debt

The Company's debt, including its credit facilities, consists of the following ($ in millions) as of June 30, 2026 and December 31, 2025:

Facility	Weighted-Average Interest Rate as of June 30, 2026	Fixed or Floating Interest Rate	Maturity	June 30, 2026	December 31, 2025
Non-Vehicle Debt
First Lien RCF	7.23%	Floating	3/2028	816	$395
Term B Loan	7.43%	Floating	6/2028	1,235	1,242
Incremental Term B Loan	7.41%	Floating	6/2028	488	490
Term C Loan	7.43%	Floating	6/2028	245	245
First Lien Senior Notes	12.63%	Fixed	7/2029	1,250	1,250
Exchangeable First Lien Notes Due 2030(1)(2)	6.75%	Fixed	7/2030	350	—
Exchangeable Notes Due 2029(3)	8.00%	Fixed	7/2029	282	271
Exchangeable Notes Due 2030(4)	5.50%	Fixed	10/2030	425	425
Senior Notes Due 2026(5)	4.63%	Fixed	12/2026	200	200
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
Other Non-Vehicle Debt(6)(7)	7.47%	Fixed	Various	12	6
Fair Value of the Exchange Features 2029(8)	N/A	N/A	N/A	26	78

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of June 30, 2026	Fixed or Floating Interest Rate	Maturity	June 30, 2026	December 31, 2025
Fair Value of the Exchange Feature 2030(9)	N/A	N/A	N/A	21	54
Fair Value of the First Lien Exchangeable Feature 2030(10)	N/A	N/A	N/A	110	—
Unamortized Debt Issuance Costs(11) and Net (Discount) Premium(12)(13)				(338)	(231)
Total Non-Vehicle Debt - Hertz				6,122	5,425
Unamortized Debt Issuance Cost - Share Lending Agreement(14)				(85)	—
Total Non-Vehicle Debt - Hertz Global				6,037	5,425
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(15)	5.28%	Floating	5/2028	1,347	1,237
HVF III Series 2021-A Class B(15)	9.28%	Fixed	8/2027	300	300
				1,647	1,537
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-2(15)	2.12%	Fixed	12/2026	2,000	2,000
HVF III Series 2022-2(15)	2.78%	Fixed	6/2027	750	750
HVF III Series 2022-5(15)	4.67%	Fixed	9/2027	382	364
HVF III Series 2023-1(15)	N/A	N/A	N/A	—	500
HVF III Series 2023-2(15)	6.52%	Fixed	9/2028	314	300
HVF III Series 2023-3(15)	6.46%	Fixed	2/2027	500	500
HVF III Series 2023-4(15)	6.88%	Fixed	3/2029	524	500
HVF III Series 2024-1(15)	6.21%	Fixed	1/2028	393	375
HVF III Series 2024-2(15)	6.31%	Fixed	1/2030	393	375
HVF III Series 2025-1(15)	5.62%	Fixed	9/2028	524	500
HVF III Series 2025-2(15)	5.92%	Fixed	9/2030	524	500
HVF III Series 2025-3(15)	5.81%	Fixed	12/2028	393	375
HVF III Series 2025-4(15)	6.21%	Fixed	12/2030	325	310
HVF III Series 2025-5(15)	5.32%	Fixed	5/2029	472	450
HVF III Series 2025-6(15)	5.65%	Fixed	5/2031	577	550
HVF III Series 2026-1(15)	5.74%	Fixed	11/2029	500	—
HVF III Series 2026-2(15)	6.12%	Fixed	11/2031	500	—
				9,071	8,349
Vehicle Debt - Other
European ABS(15)	4.67%	Floating	4/2028	1,081	965
Hertz Canadian Securitization(15)	4.07%	Floating	4/2028	419	307
Australian Securitization(15)	5.96%	Floating	6/2027	226	228
New Zealand RCF	5.50%	Floating	8/2027	63	64
U.K. ABS	5.56%	Floating	3/2028	119	109
Other Vehicle Debt(16)	6.18%	Floating	7/2026 - 7/2028	151	120
				2,059	1,793

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of June 30, 2026	Fixed or Floating Interest Rate	Maturity	June 30, 2026	December 31, 2025
Unamortized Debt Issuance Costs and Net (Discount) Premium				(67)	(50)
Total Vehicle Debt - Hertz and Hertz Global				12,710	11,629
Total Debt - Hertz				$18,832	$17,054
Total Debt - Hertz Global				$18,747	$17,054
(1)    The effective interest rate of the Exchangeable First Lien Notes Due 2030, as defined and disclosed below, inclusive of the bifurcated First Lien Exchangeable Feature 2030, as defined and disclosed below, and PIK interest, was approximately 17.7% as of June 30, 2026.
(2)    In July 2026, Hertz issued an additional $30 million aggregate principal amount pursuant to the Greenshoe Option, as further defined and disclosed below.
(3)    The effective interest rate of the Exchangeable Notes Due 2029, inclusive of the bifurcated Exchange Features 2029, as defined and disclosed in Note 11, "Fair Value Measurements," and PIK interest, was approximately 16.9% and 16.4% as of June 30, 2026 and December 31, 2025, respectively.
(4)    The effective interest rate of the Exchangeable Notes Due 2030, inclusive of the bifurcated Exchange Feature 2030, as defined and disclosed in Note 11, "Fair Value Measurements," was approximately 12.0% as of June 30, 2026 and December 31, 2025.
(5)    In December 2025, Hertz redeemed $300 million aggregate amount of the principal outstanding.
(6)    Other non-vehicle debt is comprised of financial liabilities recognized from the sales of certain non-vehicle capital assets in the second quarters of 2026 and 2025, as disclosed in Note 3, "Divestitures."
(7)    Reflects the effective interest rate of other non-vehicle debt.
(8)    Reflects the fair value of the Exchange Features 2029, as defined and disclosed in Note 11, "Fair Value Measurements."
(9)    Reflects the fair value of the Exchange Feature 2030, as defined and disclosed in Note 11, "Fair Value Measurements."
(10)    Reflects the fair value of the First Lien Exchangeable Feature 2030, as disclosed in Note 11, "Fair Value Measurements."
(11)    Includes unamortized debt issuance costs of $7 million and $8 million associated with the Exchangeable Notes Due 2029 as of June 30, 2026 and December 31, 2025, respectively. Also, includes $18 million and $20 million of unamortized debt issuance costs associated with the Exchangeable Notes Due 2030 as of June 30, 2026 and December 31, 2025, respectively. Additionally, includes unamortized debt issuance costs, exclusive of the Share Lending Agreement, of $12 million associated with the Exchangeable First Lien Notes Due 2030 as of June 30, 2026.
(12)    Includes $83 million and $79 million as of June 30, 2026 and December 31, 2025, respectively, of unamortized debt discounts associated with the initial recognition of the Exchange Features 2029, as defined and disclosed in Note 11, "Fair Value Measurements." Also, includes $103 million as of June 30, 2026 and December 31, 2025, of unamortized debt discount associated with the initial recognition of the Exchange Feature 2030, as defined and disclosed in Note 11, "Fair Value Measurements." Additionally, includes $115 million as of June 30, 2026, of unamortized debt discount associated with the initial recognition of the First Lien Exchangeable Feature 2030, as disclosed in Note 11, "Fair Value Measurements."
(13)    Includes $3 million and $4 million of unamortized debt discount associated with the Exchangeable Notes Due 2029 as of June 30, 2026 and December 31, 2025, respectively.
(14)    Reflects the fair value of the Share Lending Agreement entered into concurrently with the Exchangeable First Lien Notes Due 2030.
(15)    Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness originally expect the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full.
(16)    Other vehicle debt is primarily comprised of $102 million and $105 million in finance lease obligations as of June 30, 2026 and December 31, 2025, respectively.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Additionally, for each Semi-annual PIK Event, the Company bifurcates an associated embedded derivative (the "Exchange Feature 2029 PIK") from the Exchangeable Notes Due 2029 for accounting purposes utilizing applicable guidance. As a result of the Semi-annual PIK Event in the first quarter of 2026, the Company recognized an additional debt discount of $4 million within Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026, representing its initial fair value. Refer to Note 11, "Fair Value Measurements," for further details.

The net carrying amount of the Exchangeable Notes Due 2029 consists of the following as of:

(In millions)	June 30, 2026	December 31, 2025
Principal	$250	$250
Non-cash PIK interest	32	21
Unamortized debt discounts and issuance costs(1)	(10)	(12)
Unamortized discounts associated with the Exchange Features 2029(2)	(64)	(67)
Fair value of the Exchange Features 2029(3)	26	78
Net carrying amount	$234	$270
(1)    Debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(2)    Reflects the unamortized discount associated with the Exchange Features 2029, as defined and disclosed in Note 11, "Fair Value Measurements," net of accretive interest, which is amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(3)    As defined and further disclosed in Note 11, "Fair Value Measurements."

Interest expense recognized for the Exchangeable Notes Due 2029 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Non-cash PIK interest	$6	$5	$11	$10
Amortization of debt discounts and debt issuance costs	1	1	2	1
Accretive interest	4	2	7	4
(Gain) loss on fair value of the Exchange Features 2029(1)	(37)	105	(56)	111
Total	$(26)	$113	$(36)	$126
(1)    As defined and further disclosed in Note 11, "Fair Value Measurements."

Exchangeable Notes Due 2030

In September 2025, Hertz issued $425 million in aggregate principal amount of 5.500% Exchangeable Unsecured Senior Notes due 2030 (the "Exchangeable Notes Due 2030"). The Exchangeable Notes Due 2030 bear interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The net carrying amount of the Exchangeable Notes Due 2030 consists of the following as of:

(In millions)	June 30, 2026	December 31, 2025
Principal	$425	$425
Unamortized debt issuance costs(1)	(18)	(20)
Unamortized discounts associated with the Exchange Feature 2030(2)	(91)	(99)
Fair value of the Exchange Feature 2030(3)	21	54
Net carrying amount	$337	$360
(1)    Debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(2)    Reflects the unamortized discount associated with the Exchange Feature 2030, as defined and disclosed in Note 11, "Fair Value Measurements," net of accretive interest, which is amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(3)    As defined and further disclosed in Note 11, "Fair Value Measurements."

Interest expense recognized for the Exchangeable Notes Due 2030 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Contractual interest expense	$5	$—	$12	$—
Amortization of debt issuance costs	1	—	2	—
Accretive interest	4	—	8	—
(Gain) loss on fair value of the Exchange Feature 2030(1)	(19)	—	(33)	—
Total	$(9)	$—	$(11)	$—
(1)    As defined and further disclosed in Note 11, "Fair Value Measurements."

Exchangeable First Lien Notes Due 2030

In June 2026, Hertz issued $350 million in aggregate principal amount of 6.75% Exchangeable Senior First-Lien Secured PIK Notes due 2030 (the "Exchangeable First Lien Notes Due 2030"). Hertz also granted the initial purchasers an option to purchase (the "Greenshoe Option"), for settlement within a limited period of time from the initial issuance of the Exchangeable First Lien Notes Due 2030, up to an additional $50 million aggregate principal amount of Exchangeable First Lien Notes Due 2030. In July 2026, Hertz issued an additional $30 million aggregate principal amount of Exchangeable First Lien Notes Due 2030 pursuant to the Greenshoe Option. The remainder of the Greenshoe Option has expired.

The Exchangeable First Lien Notes Due 2030 bear interest payable semi-annually in arrears on January 1 and July 1 of each year, beginning in January 2027. Each payment of interest will consist of 3.375% per annum of such interest to be paid in cash and 3.375% per annum of such interest to be paid in the form of PIK interest. The Exchangeable First Lien Notes Due 2030 will mature on July 1, 2030, unless earlier repurchased, redeemed or exchanged (the "First Lien Exchangeable Feature 2030") in accordance with their terms prior to maturity.

The Exchangeable First Lien Notes Due 2030 will be exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable First Lien Notes Due 2030 will be exchangeable by holders into shares of Hertz Global common stock, cash or a combination of Hertz Global common stock and cash, at Hertz's election. The aggregate number of shares of Hertz Global common stock that may be issued upon exchange of the Exchangeable First Lien Notes Due 2030 may not exceed 63,457,320 shares, unless and until the shareholders of Hertz Global approve the issuance of the Exchangeable First Lien Notes Due 2030. The exchange rate will initially be 279.5248 shares per $1,000 principal amount of Exchangeable First Lien Notes Due 2030, corresponding to an initial exchange price of approximately $3.58 per share of Hertz

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Global common stock. The exchange rate and exchange price will be subject to adjustment upon the occurrence of certain events.

Holders of the Exchangeable First Lien Notes Due 2030 will have the right to require Hertz to repurchase all or a portion of the Exchangeable First Lien Notes Due 2030 at 100% of their capitalized principal amount of the Exchangeable First Lien Notes Due 2030 plus accrued and unpaid cash interest up to, but excluding, the date of such repurchase, upon the occurrence of certain corporate events constituting a “fundamental change” as defined in the indenture governing the Exchangeable First Lien Notes Due 2030. Hertz may not redeem the Exchangeable First Lien Notes Due 2030 prior to January 6, 2029. On or after January 6, 2029 and on or prior to the 31st scheduled trading day immediately preceding the maturity date, if the last reported sale price per share of Hertz Global common stock has been at least 130% of the exchange price for the Exchangeable First Lien Notes Due 2030 for certain specified periods, and certain other conditions are satisfied, Hertz may redeem all or any portion (subject to certain limitations) of the Exchangeable First Lien Notes Due 2030. The redemption will be at a cash redemption price equal to the capitalized principal amount of the Exchangeable First Lien Notes Due 2030 to be redeemed plus accrued and unpaid cash interest to, but excluding, the date of such redemption.

Upon issuance, the Company bifurcated the First Lien Exchangeable Feature 2030 from the Exchangeable First Lien Notes Due 2030 for accounting purposes utilizing applicable guidance. As a result, the Company recognized a debt discount of $115 million within Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026, representing the initial fair value of the First Lien Exchangeable Feature 2030. As of June 30, 2026, the fair value of the First Lien Exchangeable Feature 2030 was $110 million. Refer to Note 11, "Fair Value Measurements," for further details.

Concurrently with the issuance of the Exchangeable First Lien Notes Due 2030, Hertz Global agreed to lend a financial institution (the "Share Borrower"), acting as an underwriter of a public offering, a total of 37,037,037 shares of Hertz Global common stock (the "Borrowed Shares") pursuant to a share lending agreement (the "Share Lending Agreement") to help facilitate the successful completion of the Exchangeable First Lien Notes Due 2030 offering. Hertz Global received a one-time nominal lending fee for the Borrowed Shares equal to the par value of Hertz Global's common stock. The Share Borrower was obligated to furnish collateral equal in value to the market value of the Borrowed Shares as of the closing date of the Share Lending Agreement. The share loan under the Share Lending Agreement will terminate, and the Borrowed Shares must be returned to Hertz Global within five business days of such termination (subject to the Share Borrower's right to extend the settlement due date of the Borrowed Shares in certain circumstances), under the following circumstances: (i) the Share Borrower may terminate all or any portion of the loan at any time and (ii) on the earliest to occur of (a) October 1, 2030; (b) the date that is three months after the first date following the closing date of the Exchangeable First Lien Notes Due 2030 offering when none of the Exchangeable First Lien Notes Due 2030 remains outstanding; and (c) the date, if any, on which the Share Lending Agreement is terminated by the parties upon mutual agreement or by one party upon a default with respect to the other party. Cash repayment is not required by the Share Lending Agreement; however, it may be elected in certain instances involving default, legal prohibitions or a court order.

The Share Lending Agreement qualified for equity classification, and, as such, Hertz Global recognized a debt issuance cost of $85 million, representing the initial fair value of the Share Lending Agreement, as determined by the market value of the Borrowed Shares as of the closing date of the Share Lending Agreement. As of June 30, 2026, the fair value of the Borrowed Shares was $84 million, as determined by the market value of the Borrowed Shares at June 30, 2026. The shares borrowed under the Share Lending Agreement are excluded from the calculation of basic and diluted earnings (loss) per share. Refer to Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for further details.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The net carrying amount of the Exchangeable First Lien Notes Due 2030 consists of the following as of:

(In millions)	June 30, 2026
Principal	$350
Unamortized debt discounts and issuance costs(1)	(12)
Unamortized discounts associated with the First Lien Exchangeable Feature 20302)	(115)
Fair value of the First Lien Exchangeable Feature 2030(3)	110
Net carrying amount - Hertz	333
Unamortized debt issuance cost - Share Lending Agreement(4)	(85)
Net carrying amount - Hertz Global	$248
(1)    Debt issuance costs, exclusive of the Share Lending Agreement, are amortized to non-vehicle interest expense over the term of the Exchangeable First Lien Notes Due 2030 using the effective interest method.
(2)    Reflects the unamortized discount associated with the First Lien Exchangeable Feature 2030, net of accretive interest, which is amortized to non-vehicle interest expense over the term of the Exchangeable First Lien Notes Due 2030 using the effective interest method.
(3)    As further disclosed in Note 11, "Fair Value Measurements."
(4)    The fair value of the Share Lending Agreement is recognized by Hertz Global as a debt issuance cost of the Exchangeable First Lien Notes Due 2030 and is amortized to non-vehicle interest expense over the term of the Exchangeable First Lien Notes Due 2030 using the effective interest method.

During the three and six months ended June 30, 2026, the Company recognized a gain of $5 million from the change in fair value of the First Lien Exchangeable Feature 2030. Refer to Note 11, "Fair Value Measurements," for further details.

Vehicle Debt

HVF III U.S. Vehicle Variable Funding Notes

In April 2026, Hertz Vehicle Financing III LLC ("HVF III"), a wholly owned, special-purpose and bankruptcy-remote subsidiary of Hertz, amended the HVF III Series 2021-A Notes to extend the maturity date of the Class A Notes to May 2028. The maximum principal of the Class A Notes is $3.2 billion until May 2027 and thereafter is $3.0 billion until May 2028, after giving effect to the terms of the amendment.

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

In May 2026, HVF III issued the Series 2026-1 Notes (Class A, Class B, Class C, Class D and Class E) and Series 2026-2 Notes (Class A, Class B, Class C, Class D and Class E) each in aggregate principal amount of $500 million with maturity dates of November 2029 and November 2031, respectively.

Vehicle Debt—Other

European ABS

In April 2026, International Fleet Financing No. 2 BV ("IFF No. 2"), an indirect, special-purpose subsidiary of Hertz, amended the European ABS, inclusive of Class A Notes, Class B Notes and Class C Notes, to extend the maturity date to April 2028. The aggregate maximum principal of the European ABS is €1.4 billion until April 2027 and thereafter is €1.1 billion until April 2028, after giving effect to terms of the amendment.

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

Australian Securitization

In July 2026, HA Fleet Pty Limited, an indirect wholly-owned subsidiary of Hertz, amended the Australian Securitization to provide for aggregate maximum borrowings of AUD$400 million and to extend the maturity date to September 2028.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Maturities

The table below reflects the nominal amounts of the Company's debt maturities for each of the years ending December 31 as of June 30, 2026.

(In millions)	Total	2026	2027	2028	2029	2030	After 2030
Other Non-Vehicle Debt	$5,246	$209	$18	$2,757	$2,251	$—	$11
Exchangeable Notes Due 2029	282	—	—	—	282	—	—
Exchangeable Notes Due 2030	425	—	—	—	—	425	—
Exchangeable First Lien Notes Due 2030	350	—	—	—	—	350	—
Total Non-Vehicle Debt	6,303	209	18	2,757	2,533	775	11
Vehicle Debt	12,777	2,383	2,299	4,621	1,482	1,011	981
Total	$19,080	$2,592	$2,317	$7,378	$4,015	$1,786	$992

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

The Company refers to "Remaining Capacity" as the maximum principal amount of debt permitted to be outstanding under the respective facility (i.e., with respect to a variable funding asset-backed securitization facility, the amount of debt the Company could borrow, assuming it possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under such facility and, in the case of the First Lien RCF, less any issued standby letters of credit. With respect to a variable funding asset-backed securitization facility, the Company refers to "Availability Under Borrowing Base Limitation" as the lower of Remaining Capacity or the borrowing base less the principal amount of debt then-outstanding under such facility (i.e., the amount of debt that can be borrowed given the collateral possessed at such time).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following facilities were available to the Company as of June 30, 2026 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$356	$356
Total Non-Vehicle Debt	356	356
Vehicle Debt
HVF III Series 2021-A	1,893	—
European ABS	538	—
Hertz Canadian Securitization	21	—
Australian Securitization	9	—
New Zealand RCF	5	—
U.K. ABS	164	—
Other Vehicle Debt	6	—
Total Vehicle Debt	2,636	—
Total	$2,992	$356
Letters of Credit

As of June 30, 2026, there were outstanding letters of credit totaling $1.1 billion comprised primarily of $493 million issued under the First Lien RCF, $326 million of various unsecured letter of credit facilities ("Standby LCs") and $245 million issued under the Term C Loan. As of June 30, 2026, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization facilities and to support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of June 30, 2026, none of the issued letters of credit have been drawn upon.

The Standby LCs provide that, at Hertz's option and under the terms of the facilities, Hertz may request letters of credit be issued for itself and on behalf of certain of its subsidiaries up to the committed amounts of the facilities. In the first half of 2026, Hertz increased the amounts committed under its Standby LCs by approximately $300 million, in which approximately $200 million occurred in February 2026.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies, subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE, and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of June 30, 2026 and December 31,

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
2025, IFF No. 2 had total assets of $1.3 billion and $1.1 billion, respectively, comprised primarily of intercompany receivables, and total liabilities of $1.3 billion and $1.1 billion, respectively, comprised primarily of debt.

The Company incorporates HFF as a special-purpose orphan entity. HFF provides a vehicle financing facility for the Company's vehicle rental fleet in the U.K. through the U.K. ABS. HFF is a VIE, and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of HFF are included in the accompanying unaudited condensed consolidated financial statements. As of June 30, 2026 and December 31, 2025, HFF had total assets of $147 million and $135 million, respectively, comprised primarily of intercompany receivables, and total liabilities of $147 million and $135 million, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenant: a First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Hertz is also subject to a minimum liquidity covenant, which requires $400 million for each month ending in the second and third quarters of the calendar year and $500 million for each month ending in the first and fourth quarter of the calendar year. As of June 30, 2026, Hertz was in compliance with the First Lien Ratio and the minimum liquidity covenant.

Additionally, the First Lien Credit Agreement, the First Lien Senior Notes, the Exchangeable Notes Due 2029, the Exchangeable Notes Due 2030, the Exchangeable First Lien Notes Due 2030, the Senior Notes Due 2026 and the Senior Notes Due 2029 (collectively, the "Corporate Indebtedness") contain customary affirmative covenants, including, among other things, the delivery of quarterly and annual financial statements and/or compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and, where applicable, the granting of security interests for the benefit of the secured parties under the applicable agreements on after-acquired real property, fixtures and future subsidiaries.

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

As of June 30, 2026, the Company was in compliance with all covenants under the terms of the agreements governing the respective Corporate Indebtedness.

Note 6—Revenues and Costs from Leases

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

The following table summarizes the amount of operating lease income and other income sources included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Operating lease income from vehicle rentals	$2,143	$1,980	$3,931	$3,614
Variable operating lease income	187	148	341	270
Revenues from leases accounted for under Topic 842	2,330	2,128	4,272	3,884
Other revenues accounted for under Topic 606	66	57	128	114
Total revenues	$2,396	$2,185	$4,400	$3,998

Lease Costs (as Lessee)

In the second quarter of 2026, the Company sold and leased back certain real estate associated with sites in its Americas RAC segment. The table below reflects certain results of these transactions ($ in millions). See Note 3, "Divestitures," for additional information.

Period of Sale	Location Type	Lease Classification	Lease Terms	Future Minimum Payments
April 2026	Operating site	Operating lease(1)	18 years	$19
June 2026	Operating site	Operating lease(1)	< one year	—
June 2026	Operating sites	Operating lease(1)	13 years	22
June 2026	Operating site	Operating lease(1)	15 years	12
June 2026	Various(2)	Various(3)	15 years	29
June 2026	Operating sites	Operating lease(1)	20 years	43
June 2026	Operating site	Various(3)	20 years	24
				$149
(1)    The sale qualified for sale-leaseback accounting and is accounted for as an operating lease.
(2)    Includes the sales of an airport rental location and operating sites.
(3)    The land portions of the sales qualified for sale-leaseback accounting and are accounted for as operating leases. The buildings portions of the sales, inclusive of site improvements, did not meet the criteria for a sale and are considered financial liabilities. The financial liabilities are classified as other non-vehicle debt and recorded in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026.

The Company expects to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2026.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases as a lessee as of June 30, 2026:

Weighted-average remaining lease term (in years)	11.6
Weighted-average discount rate	12.58%

The following table summarizes the Company's minimum fixed lease obligations under existing agreements as a lessee, excluding variable concession obligations in excess of minimum annual guarantees and short-term leases, as of June 30, 2026:

(In millions)
Remainder 2026	$331
2027	593
2028	496
2029	420
2030	305
After 2030	2,847
Total lease payments	4,992
Interest	(2,652)
Operating lease liabilities as of June 30, 2026	$2,340

Note 7—Income Tax (Provision) Benefit

Hertz Global

For the three months ended June 30, 2026, Hertz Global recorded a tax provision of $7 million, which resulted in an effective tax rate of 9%. For the three months ended June 30, 2025, Hertz Global recorded a tax benefit of $22 million, which resulted in an effective tax rate of 7%.

The change in taxes for the three months ended June 30, 2026 compared to the same period in 2025 was driven primarily by improved pretax results and decreases of the nontaxable year-over-year fluctuations in the fair value adjustments of Public Warrants and in valuation allowances on deferred tax assets.

For the first half of 2026, Hertz Global recorded a tax provision of $36 million, which resulted in an effective tax rate of (16)%. For the first half of 2025, Hertz Global recorded a tax benefit of $104 million, which resulted in an effective tax rate of 12%.

The change in taxes in the first half of 2026 compared to the same period in 2025 was driven primarily by lower pretax losses, increases in valuation allowances on deferred tax assets and offset by the nontaxable year-over-year fluctuations in the fair value adjustments of Public Warrants.

Hertz

For the three months ended June 30, 2026, Hertz recorded a tax provision of $7 million, which resulted in an effective tax rate of (24)%. For the three months ended June 30, 2025, Hertz recorded a tax benefit of $22 million, which resulted in an effective tax rate of 11%.

The change in taxes for the three months ended June 30, 2026 compared to the same period in 2025 was driven primarily by lower pretax losses and decreases in valuation allowances on deferred tax assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
For the first half of 2026, Hertz recorded a tax provision of $37 million, which resulted in an effective tax rate of (10)%. For the first half of 2025, the Hertz recorded a tax benefit of $104 million, which resulted in an effective tax rate of 15%.

The change in taxes in the first half of 2026 compared to the same period in 2025 was driven primarily by lower pretax losses and increases in valuation allowances on deferred tax assets.

Note 8—Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

As of June 30, 2026, approximately 82,700,000 Public Warrants remain outstanding with an exercise price of $12.81. There have been approximately 6,300,000 Public Warrants exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. See Note 11, "Fair Value Measurements."

In connection with the issuance of the Exchangeable First Lien Notes Due 2030, as disclosed in Note 5, "Debt," an anti-dilution provision in the agreement governing the Public Warrants required that the exercise price and warrant number be adjusted. This resulted in the exercise price of the Public Warrants decreasing from $13.61 to $12.81, effective upon the issuance of the Exchangeable First Lien Notes Due 2030 on June 29, 2026. Effective concurrently with the change in exercise price, the number of shares of Hertz Global common stock to which a holder of a Public Warrant is entitled upon exercise of a Public Warrant increased from 1.0140 shares to 1.0772 shares.

At-the-Market ("ATM") Equity Offering Program

In May 2025, Hertz Global filed a Form S-3 Registration Statement as well as a prospectus supplement covering the offering, issuance and sale of up to a maximum aggregate offering price of $250 million shares of Hertz Global common stock par value $0.01 per share that may be issued and sold from time to time under an equity distribution agreement with various banking institutions, acting as the Company's agents, through an ATM offering program (the "ATM Program"). Between April 1, 2026, and June 30, 2026, approximately 524,000 shares of Hertz Global common stock were sold under the ATM Program for net proceeds of approximately $3 million. As of June 30, 2026, there remains approximately $247 million shares of Hertz Global common stock to be issued under the ATM Program.

Computation of Earnings (Loss) Per Common Share

Basic earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share has been computed based upon the weighted-average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, including Public Warrants, Exchangeable Notes Due 2029, Exchangeable Notes Due 2030 and Exchangeable First Lien Notes Due 2030, except when the effect would be antidilutive. Dilutive shares for stock-based instruments and Public Warrants are computed using the treasury stock method and dilutive shares for Exchangeable Notes Due 2029, Exchangeable Notes Due 2030 and Exchangeable First Lien Notes Due 2030 are computed using the if-converted method. Additionally, the Company removes the income or expense impacts related to Public Warrants, Exchangeable Notes Due 2029, Exchangeable Notes Due 2030 and Exchangeable First Lien Notes Due 2030 when computing diluted earnings (loss) per common share, when the impacts are dilutive.

Concurrently with the issuance of the Exchangeable First Lien Notes Due 2030, Hertz Global lent the Borrowed Shares pursuant to the Share Lending Agreement, as disclosed in Note 5, "Debt." The Share Lending Agreement qualified for equity classification in accordance with ASC 815-40, Contracts on an Entity's Own Equity, and as such, the Borrowed Shares are excluded from the calculation of basic and diluted earnings (loss) per share.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)(1)	2026	2025	2026	2025
Numerator:
Net income (loss) available to Hertz Global common stockholders, basic	$64	$(294)	$(269)	$(737)
Impact of Exchangeable Notes Due 2029	(27)	—	(37)	—
Impact of Exchangeable Notes Due 2030	(8)	—	—	—
Impact of Exchangeable First Lien Notes Due 2030	(5)	—	(5)	—
Net income (loss) available to Hertz Global common stockholders, diluted	$23	$(294)	$(312)	$(737)
Denominator:
Basic weighted-average common shares outstanding	317	309	315	308
Dilutive effect of stock options, RSUs and PSUs	11	—	—	—
Dilutive effect of Exchangeable Notes Due 2029	43	—	42	—
Dilutive effect of Exchangeable Notes Due 2030	46	—	—	—
Dilutive effect of Exchangeable First Lien Notes Due 2030	1	—	1	—
Diluted weighted-average common shares outstanding	418	309	358	308
Antidilutive:
Antidilutive Public Warrants	83	83	83	83
Antidilutive stock options, RSUs and PSUs	5	18	16	17
Antidilutive shares related to Exchangeable Notes Due 2029	—	39	—	39
Antidilutive shares related to Exchangeable Notes Due 2030	—	—	46	—
Total antidilutive	87	140	144	139
Earnings (loss) per common share:
Basic	$0.20	$(0.95)	$(0.85)	$(2.39)
Diluted	$0.05	$(0.95)	$(0.87)	$(2.39)
(1)    This table is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands, and, as a result, may not agree to the amounts shown in the table when calculated in millions.

Note 9—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz. In 2021, Hertz Global's Board of Directors (the "Board") approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of June 30, 2026, 24,455,614 shares of the Company's common stock were authorized and remain available for future grants under the 2021 Omnibus Plan. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
A summary of the total employee compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Employee compensation expense	$20	$16	$37	$31
Income tax (benefit) expense	—	3	—	3
Employee compensation expense, net	$20	$19	$37	$34

As of June 30, 2026, there was $121 million of total unrecognized employee compensation expense expected to be recognized over the remaining 1.5 years, on a weighted average basis, of the requisite service period that began on the grant dates of the outstanding awards.

Stock Options and Stock Appreciation Rights

A summary of stock option activity under the 2021 Omnibus Plan for the first half of 2026 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2026(1)	1,158,270	$26.17	5.8	$—
Granted	—	$—	0.0	$—
Exercised	—	$—	0.0	$—
Forfeited or Expired	(44,520)	$26.17	0.0	$—
Outstanding as of June 30, 2026	1,113,750	$26.17	5.2	$—
Exercisable as of June 30, 2026	(1,113,750)	$26.17	5.2	$—
Non-vested as of June 30, 2026	—
(1)    All shares outstanding as of January 1, 2026 were vested.

Performance Stock Awards ("PSAs"), Performance Stock Units ("PSUs") and Performance Units ("PUs")

A summary of the PSU activity for the first half of 2026 under the 2021 Omnibus Plan is presented below. As of June 30, 2026, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2026	5,471,438	$4.04	$28
Granted(1)	3,517,989	$5.01	$—
Vested	(790)	$9.00	$—
Forfeited or Expired	(1,177,646)	$4.34	$—
Outstanding as of June 30, 2026	7,810,991	$4.43	$18
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
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity as of and for the first half of 2026 under the 2021 Omnibus Plan is presented below. RSU grants issued in 2026 vest ratably over a period of primarily three years.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2026	26,017,278	$4.96	$134
Granted	13,635,616	$4.46	$—
Vested	(8,876,496)	$5.09	$—
Forfeited or Expired	(2,447,834)	$4.48	$—
Outstanding as of June 30, 2026	28,328,564	$4.72	$64

Additional information pertaining to RSU activity under the 2021 Omnibus Plan is as follows:

	Six Months Ended June 30,
	2026	2025
Total fair value of awards that vested (in millions)	$45	$33
Weighted-average grant-date fair value of awards granted	$4.46	$3.96

Deferred Stock Units

As of June 30, 2026, there were approximately 256,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

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

None of the Company's financial instruments have been designated as hedging instruments as of June 30, 2026 and December 31, 2025. The Company classifies cash flows from financial instruments according to the classification of the cash flows of the economically hedged item(s).

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

Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives		Liability Derivatives
(In millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Interest rate instruments(1)	$4	$1	$—	$—
Foreign currency forward contracts(1)	1	2	3	—
Exchange Features 2029 related to Exchangeable Notes Due 2029(2)	—	—	26	78
Exchange Feature 2030 related to Exchangeable Notes Due 2030(3)	—	—	21	54
First Lien Exchangeable Feature 2030 related to Exchangeable First Lien Notes Due 2030(4)	—	—	110	—
Capped Call Transactions 2030(5)	8	21	—	—
Total	$13	$24	$160	$132
(1)    Asset derivatives are recorded in Prepaid expenses and other assets and liability derivatives are recorded in Accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.
(2)    The Exchange Features 2029, as defined and further disclosed in Note 11, "Fair Value Measurements," were bifurcated as derivatives from the Exchangeable Notes Due 2029 and are recorded in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheets.
(3)    The Exchange Feature 2030, as defined and further disclosed in Note 11, "Fair Value Measurements," was bifurcated as a derivative from the Exchangeable Notes Due 2030 and is recorded in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026.
(4)    The First Lien Exchangeable Feature 2030, as further disclosed in Note 5, "Debt," was bifurcated as a derivative from the Exchangeable First Lien Notes Due 2030 and is recorded in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026.
(5)    The Capped Call Transactions 2030 were entered into in connection with the Exchangeable Notes Due 2030 and are recorded in Prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2026	2025	2026	2025
Interest rate instruments	Vehicle interest expense, net	$(2)	$(1)	$—	$(2)
Foreign currency forward contracts	Selling, general and administrative expense	—	(2)	(1)	2
Exchange Features 2029 related to Exchangeable Notes Due 2029(1)	Non-vehicle interest expense, net	37	(105)	56	(111)
Exchange Feature 2030 related to Exchangeable Notes Due 2030(2)	Non-vehicle interest expense, net	19	—	33	—
First Lien Exchangeable Feature 2030 related to Exchangeable First Lien Notes Due 2030(3)	Non-vehicle interest expense, net	5	—	5	—
Capped Call Transactions 2030	Non-vehicle interest expense, net	(8)	—	(13)	—
Total		$51	$(108)	$80	$(111)
(1)    The Exchange Features 2029, as defined and further disclosed in Note 11, "Fair Value Measurements," were bifurcated as derivatives from the Exchangeable Notes Due 2029.
(2)    The Exchange Feature 2030, as defined and further disclosed in Note 11, "Fair Value Measurements," was bifurcated as a derivative from the Exchangeable Notes Due 2030.
(3)    The First Lien Exchangeable Feature 2030 was bifurcated as a derivative from the Exchangeable First Lien Notes Due 2030, as further disclosed in Note 5, "Debt."

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

	June 30, 2026		December 31, 2025
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Other Non-Vehicle Debt	$5,246	$3,729	$4,828	$4,187
Exchangeable Notes Due 2029	282	127	271	311
Exchangeable Notes Due 2030	425	136	425	324
Exchangeable First Lien Notes Due 2030	350	305	—	—
Total Non-Vehicle Debt	6,303	4,297	5,524	4,822
Vehicle Debt	12,777	12,812	11,679	11,662
Total	$19,080	$17,109	$17,203	$16,484

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	June 30, 2026				December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$138	$—	$—	$138	$287	$—	$—	$287
Capped Call Transactions 2030	—	—	8	8	—	—	21	21
Liabilities:
Public Warrants	$90	$—	$—	$90	$222	$—	$—	$222
Exchange Features 2029	—	—	26	26	—	—	78	78
Exchange Feature 2030	—	—	21	21	—	—	54	54
First Lien Exchangeable Feature 2030	—	—	110	110	—	—	—	—

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

Public Warrants – Hertz Global

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price (i.e., a Level 1 input). For the three and six months ended June 30, 2026, the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
fair value adjustments included gains of $98 million and $131 million, respectively. For the three and six months ended June 30, 2025, the fair value adjustments included losses of $115 million and $124 million, respectively. These amounts are recorded in Change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statements of operations for Hertz Global for the three and six months ended June 30, 2026 and 2025.

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

As disclosed in Note 5, "Debt," the Exchangeable Notes Due 2029 bear PIK interest payable semi-annually on January 15 and July 15. Upon the Semi-annual PIK Event in the first quarter of 2026, the Company bifurcated the Exchange Feature 2029 PIK and recognized a debt discount of $4 million within non-vehicle debt, representing the initial fair value.

As of June 30, 2026, the fair value of the Exchange Feature 2029 and the Exchange Feature 2029 PIK (collectively, the "Exchange Features 2029") was $26 million. Refer also to Note 10, "Financial Instruments," for further information.

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

The estimated fair values of the Exchange Features 2029 were computed using the following key inputs as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Hertz Global common share price	$2.27	$5.14
Expected term (years)	3.04	3.54
Risk-free interest rate	4.15%	3.60%
Credit spread	40.90%	11.26%
Expected volatility	70.00%	35.00%

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
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the activity related to the Exchange Features 2029 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Exchange Features 2029
Balance as of December 31, 2024	$61
Initial recognition of derivative liability(1)	11
(Gain) loss in fair value recognized in earnings	6
Balance as of December 31, 2025	78
Initial recognition of derivative liability(2)	4
(Gain) loss in fair value recognized in earnings(3)	(19)
Balance as of March 31, 2026	63
(Gain) loss in fair value recognized in earnings(4)	(37)
Balance as of June 30, 2026	$26
(1)    Represents the initial debt discounts recognized in association with the Semi-Annual PIK events occurring in the first and third quarters of 2025.
(2)    Represents the initial debt discount recognized in association with the Semi-Annual PIK event occurring in the first quarter of 2026. See Note 5, "Debt," for further details.
(3)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2026.
(4)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026.

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

As of June 30, 2026, the fair value of the Exchange Feature 2030 was $21 million. Refer also to Note 10, "Financial Instruments," for further information.

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

The estimated fair value of the Exchange Feature 2030 was computed using the following key inputs as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Hertz Global common share price	$2.27	$5.14
Expected term (years)	4.25	4.75
Risk-free interest rate	4.18%	3.71%
Credit spread	40.67%	12.45%
Expected volatility	70.00%	35.00%

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

The following table summarizes the activity related to the Exchange Feature 2030 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Exchange Feature 2030
Balance as of December 31, 2024	$—
Initial recognition of derivative liability	103
(Gain) loss in fair value recognized in earnings	(49)
Balance as of December 31, 2025	54
(Gain) loss in fair value recognized in earnings(1)	(14)
Balance as of March 31, 2026	40
(Gain) loss in fair value recognized in earnings(2)	(19)
Balance as of June 30, 2026	$21
(1)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2026.
(2)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Exchangeable First Lien Notes Due 2030 - Bifurcated Derivative

The Exchangeable First Lien Notes Due 2030 contain an embedded conversion feature, the First Lien Exchangeable Feature 2030, that is required to be bifurcated and accounted for separately from the Exchangeable First Lien Notes Due 2030 as a derivative liability at fair value. Refer to Note 5, "Debt," and Note 10, "Financial Instruments," for further information.

As of June 30, 2026, the fair value of the First Lien Exchangeable Feature 2030 was $110 million. Refer also to Note 10, "Financial Instruments," for further information.

The fair value of the First Lien Exchangeable Feature 2030 was determined using a lattice model and a “with-and-without” valuation methodology. The inputs used to estimate the fair value of the First Lien Exchangeable Feature 2030 include the probability of potential settlement scenarios, the expected timing of such settlement and an expected volatility. Expected volatility is based on historical and company-specific implied equity volatility data and adjusted to reflect market participant expectations observed in arm's length trading. As the expected volatility input is considered unobservable, the Company has categorized the First Lien Exchangeable Feature 2030 as Level 3 in the fair value hierarchy.

The estimated fair value of the First Lien Exchangeable Feature 2030 was computed using the following key inputs as of June 30, 2026 and upon issuance:

	June 30, 2026	Issuance
Hertz Global common share price	$2.27	$2.30
Expected term (years)	4.00	4.01
Risk-free interest rate	4.17%	4.12%
Credit spread	16.35%	13.91%
Expected volatility	70.00%	70.00%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the activity related to the First Lien Exchangeable Feature 2030 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Exchangeable Feature 2030
Balance as of December 31, 2025	$—
Initial recognition of derivative liability	115
(Gain) loss in fair value recognized in earnings(1)	(5)
Balance as of June 30, 2026	$110
(1)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026.

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

As of June 30, 2026, the fair value of the Capped Call Transactions 2030 was $8 million. Refer also to Note 10, "Financial Instruments," for further information.

The estimated fair value of the Capped Call Transactions 2030 was computed using the following key inputs as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Hertz Global common share price	$2.27	$5.14
Expected term (years)	4.25	4.75
Risk-free interest rate	4.18%	3.71%
Dividend yield	—%	—%
Expected volatility	70.00%	36.00%

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
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the activity related to the Capped Call Transactions 2030 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Capped Call Transactions 2030
Balance as of December 31, 2024	$—
Initial recognition of derivative asset	37
Gain (loss) in fair value recognized in earnings	(16)
Balance as of December 31, 2025	21
Gain (loss) in fair value recognized in earnings(1)	(5)
Balance as of March 31, 2026	16
Gain (loss) in fair value recognized in earnings(2)	(8)
Balance as of June 30, 2026	$8
(1)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2026.
(2)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Financial Instruments

The fair value of the Company's financial instruments as of June 30, 2026 and December 31, 2025 are disclosed in Note 10, "Financial Instruments." The Company's financial instruments are priced using quoted market prices for similar assets or liabilities in active markets (i.e., Level 2 inputs), excluding the Exchange Features 2029, the Exchange Feature 2030, First Lien Exchangeable Feature 2030 and the Capped Call Transactions 2030, each as disclosed above, which are categorized as Level 3 in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Concurrently with the issuance of the Exchangeable First Lien Notes Due 2030, Hertz Global lent the Borrowed Shares pursuant to the Share Lending Agreement, as disclosed in Note 5, "Debt." The Share Lending Agreement had an initial fair value of $85 million, as determined by the market value (i.e., a Level 1 input) of the Borrowed Shares as of the closing date of the Share Lending Agreement. As of June 30, 2026, the fair value of the Share Lending Agreement was $84 million, as determined by the market value (i.e., a Level 1 input) of the Borrowed Shares as of such date.

Note 12—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on actuarially determined estimates using historical claims experience. These estimates include judgment about severity of claims, frequency and volume of claims. As of June 30, 2026 and December 31, 2025, the Company's liability recorded for self-insured liabilities was $643 million and $648 million, of which $501 million and $508 million relates to liabilities incurred by the Company's Americas RAC operations, respectively. The Company believes that its analysis is based on the most relevant information available, combined

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is monitored quarterly based on evolving accident claim history. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time, the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the three months ended June 30, 2026 or the period after June 30, 2026, but before the filing of this Quarterly Report.

Make-Whole and Post-Petition Interest Claims – On July 1, 2021, Wells Fargo Bank, N.A. ("Wells Fargo"), in its capacity as indenture trustee of (1) 6.250% Unsecured Notes due 2022 (the "2022 Notes"), (2) 5.500% Unsecured Notes due 2024 (the "2024 Notes"), (3) 7.125% Unsecured Notes due 2026 (the "2026 Notes") and (4) 6.000% Unsecured Notes due 2028 (the "2028 Notes") issued by The Hertz Corporation (collectively, the “Unsecured Notes”), filed a complaint against The Hertz Corporation and multiple direct and indirect subsidiaries thereof (collectively referred to in this paragraph summary as “defendants”). The filing of the complaint initiated the adversary proceeding captioned Wells Fargo Bank, N.A. v. The Hertz Corp., et al. in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"), Adv. Pro. No. 21-50995 (MFW). The complaint seeks a declaratory judgment that the holders of the Unsecured Notes are entitled to payment of certain redemption premiums and post-petition interest that the holders assert total approximately $272 million or, in the alternative, are entitled to payment of post-petition interest at a contractual rate that they assert totals approximately $125 million. The complaint also asserts the right to pre-judgment interest from July 1, 2021 to the date of any judgment. On December 22, 2021, the Delaware Bankruptcy Court dismissed Wells Fargo’s claims with respect to (i) the redemption premium allegedly owed on the 2022 Notes and the 2024 Notes and (ii) post-petition interest at the contract rate. See Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 637 B.R. 781 (Bankr. D. Del. Dec. 22, 2021). On November 9, 2022, the Delaware Bankruptcy Court ruled that the make-whole premium is the same as unmatured interest and is disallowed under the U.S. Bankruptcy Code, granting summary judgment in the defendants’ favor. The Delaware Bankruptcy Court certified the matter directly to the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) and, on January 25, 2023, the Third Circuit accepted Wells Fargo’s appeal. The Third Circuit held an oral argument for this appeal on October 25, 2023, and on September 10, 2024, the Third Circuit issued its opinion in Wells Fargo Bank, N.A. v. The Hertz Corp., et al., 117 F.4th 109 (3d Cir. 2024). In a 2-1 decision, a panel of the Third Circuit held that the "absolute priority rule" required Hertz to pay the make-whole premium on the 2026 Notes and on the 2028 Notes, and post-petition interest at the contract rate rather than the federal judgment rate on all Unsecured Notes, even though those amounts were disallowed under the Bankruptcy Code. On October 15, 2024, the Company filed a petition with the Third Circuit for a rehearing en banc, which the Third Circuit denied on November 6, 2024. The Company filed a petition for writ of certiorari with the Supreme Court of the United States ("U.S. Supreme Court") on April 4, 2025. On June 2, 2025, the U.S. Supreme Court issued a docket entry calling for the views of the Solicitor General of the United States ("Solicitor General") on whether it should grant the petition for a writ of certiorari. Subsequently, the Solicitor General filed its brief of the United States recommending that the U.S. Supreme Court deny the Company's petition for writ of certiorari. On January 12, 2026, the U.S. Supreme Court denied the Company's petition for writ of certiorari and remanded the case back to the Delaware Bankruptcy Court for entry of final judgment. On January 27, 2026, Hertz paid Wells Fargo, as indenture trustee, the previously reserved amount of $346 million, including the interest to date, which is the amount that was not disputed by the parties. The Delaware Bankruptcy Court subsequently denied Wells Fargo's request for additional pre-judgment interest, but awarded Wells Fargo a nominal amount as a correction to the principal owed.

Share Repurchase Program Litigation – On May 11, 2023, Angelo Cascia, a purported stockholder of Hertz Global, filed a putative class and derivative lawsuit in the Delaware Court of Chancery (the "Delaware Chancery Court") against certain current and former directors of Hertz Global, Knighthead Capital Management, LLC ("Knighthead"), Certares Opportunities LLC ("Certares") and CK Amarillo. The claims in the complaint relate to the Company’s share repurchase programs approved in November 2021 and June 2022. Among other allegations, the plaintiff claims Board members breached their fiduciary duties in approving these share repurchase programs and that Knighthead, Certares, and CK Amarillo were unjustly enriched because they gained a majority stake in Hertz Global

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
as a result of share repurchases. Defendants filed their motion to dismiss the complaint on July 24, 2023. On March 11, 2024, the Delaware Chancery Court held a hearing on defendants' motion to dismiss. On June 20, 2024, the Delaware Chancery Court granted in part and denied in part the defendants' motion to dismiss. The Delaware Chancery Court dismissed the claims against directors Feikin, Fields, Intrieri and Vougessis with prejudice, dismissed the claims related to the 2021 buyback without prejudice and allowed the remaining claims to proceed. On August 26, 2024, the Board formed a Special Litigation Committee (the "SLC"), made up of two independent directors, to evaluate and take any necessary actions related to the remaining claims. On October 21, 2024, the Delaware Chancery Court granted a motion to stay the litigation, including all discovery, until March 21, 2025. On March 26, 2025, the Delaware Chancery Court extended the stay for an additional 30 days. On April 25, 2025, the SLC filed its report under seal with the Delaware Chancery Court. On May 9, 2025, the SLC filed an unopposed motion to terminate the derivative claims in the litigation. In response, the plaintiff informed the Delaware Chancery Court that he would not oppose the SLC’s motion to terminate the derivative claims, declared his intention to continue to prosecute the direct claims only and reserved his right to seek an award of fees based on the alleged benefit conferred to the Company. The Court scheduled a hearing on the SLC's unopposed motion to terminate the derivative claims for November 10, 2025. The parties then settled the direct and derivative claims, subject to approval of the Delaware Chancery Court. On July 23, 2026, the Delaware Chancery Court approved the settlement agreement, including the plaintiff’s approximate $3 million fee petition.

Doller Securities Class Action Complaint – On May 31, 2024, a complaint was filed in the United States District Court for the Middle District of Florida (the "Florida Middle District Court"), captioned Edward M. Doller v. Hertz Global Holdings, Inc. et al. (No. 2:24-CV-00513). On September 30, 2024, an amended complaint was filed, following the Florida Middle District Court's appointment of a lead plaintiff and a lead counsel. The amended complaint asserts claims against Hertz Global, former Company CEO, Stephen M. Scherr ("Defendant Scherr"), and former Company Chief Financial Officer ("CFO"), Alexandra Brooks, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including concerning statements regarding demand for EVs. Plaintiffs assert claims on behalf of a putative class, consisting of all persons and entities that purchased or otherwise acquired Hertz Global's securities between January 6, 2023 and April 24, 2024. The amended complaint seeks unspecified damages, together with interest, attorneys’ fees and other costs. Hertz Global filed a motion to dismiss the complaint on October 30, 2024. On December 19, 2024, the Florida Middle District Court stayed all proceedings, pending a ruling on the motion to dismiss. On October 16, 2025, the Court granted the motion to dismiss in part all claims except those based on two statements by Defendant Scherr in January and April of 2023. The Court directed the clerk to lift the stay. The parties settled in principle during a mediation on March 12, 2026, subject to approval of the Court.

Data Breach Claims – On April 15, 2025, Zain Jiwani filed a class action complaint against Cleo Communications U.S., LLC (“Cleo”) and the Company in the U.S. District Court for the Northern District of Illinois, Western Division (Rockford, IL) (the "Illinois Northern District, Western Division Court"). Plaintiff alleges that Cleo, a file-transfer vendor for the Company, experienced a data breach event that may have impacted the personal information of certain individuals during the secure file transfer process from the Company’s systems to third-party systems and that Company data may have been acquired by an unauthorized third party that exploited zero-day vulnerabilities within Cleo’s platform in October and December of 2024. Plaintiff alleges that the Company was negligent in failing to secure the data, breached implied contracts and was unjustly enriched. Ten similar class action complaints were filed against the Company shortly thereafter and eventually transferred to the same court, the Illinois Northern District, Western Division Court. The class actions generally seek injunctive relief and unspecified damages. The defendants' responses to the complaints were stayed until the conclusion of a mediation between the plaintiffs and Cleo on June 30, 2026. The plaintiffs and Cleo conditionally settled all claims against all defendants at the mediation. At this stage of the litigation, the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its financial condition, results of operations or liquidity.

Schweitzer Securities Class Action Complaint – On July 24, 2026, Cameron Schweitzer, a stockholder of Hertz Global, filed a class action against Hertz Global and individual defendants Company CEO Gil West and Company CFO Scott Haralson in the Florida Middle District Court. The plaintiff purports to represent a class of all persons who purchased Hertz Global securities between May 7, 2026, and June 23, 2026, seeking to recover damages caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff generally alleges that the defendants misrepresented in May 2026 that the Company had sufficient liquidity to fund future operating activities and that the softness in the used car market was transitory, but that the stock price declined more than 40% in June 2026 when the Company announced a capital raise using the Exchangeable First Lien Notes Due 2030 and announced that unexpected softness in the used car market caused losses on the sales of vehicles. At this early stage of the litigation, the Company does not believe that the ultimate resolution of this action will have a material adverse effect on its financial condition, results of operations or liquidity.

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

Effective in the first quarter of 2026, the Company revised its definition of Adjusted EBITDA to adjust for realized (gains) losses from financial instruments, share-based compensation expense and foreign currency (gains) losses. The update to Adjusted EBITDA is to better reflect the CODM's view of ongoing operations and assessment of the Company's operational performance. The presentation of the prior periods has been recast to conform to the current period presentation.

	Three Months Ended June 30, 2026
(In millions)	Americas RAC	International RAC	Total
Revenues	$1,918	$478	$2,396
Significant segment expenses:
Direct vehicle and operating	1,183	270
Depreciation of revenue earning vehicles and lease charges, net(1)	391	96
Selling, general and administrative	139	64
Other segment items(2)	117	1
Segment profit (loss): Adjusted EBITDA	$88	$47	$135
Adjustments:
Corporate(3)			(54)
Non-vehicle depreciation and amortization			(26)
Non-vehicle debt interest, net(4)			(148)
Vehicle debt-related charges(5)			(10)
Restructuring and restructuring related charges(6)			(8)
Net gains (losses) on financial instruments(7)			51
Share-based compensation expense(8)			(20)
Foreign currency gains (losses)(9)			—
Gain on sale of non-vehicle capital assets(10)			64
Other items(11)			(11)
Income (loss) before income taxes - Hertz			(27)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended June 30, 2026
(In millions)	Americas RAC	International RAC	Total
Change in fair value of Public Warrants(12)			98
Income (loss) before income taxes - Hertz Global			$71

	Three Months Ended June 30, 2025
(In millions)	Americas RAC	International RAC	Total
Revenues	$1,738	$447	$2,185
Significant segment expenses:
Direct vehicle and operating	1,132	263
Depreciation of revenue earning vehicles and lease charges, net(1)	325	90
Selling, general and administrative	132	57
Other segment items(2)	106	(1)
Segment profit (loss): Adjusted EBITDA	$43	$38	$81
Adjustments:
Corporate(3)			(63)
Non-vehicle depreciation and amortization			(29)
Non-vehicle debt interest, net(4)			(127)
Vehicle debt-related charges(5)			(12)
Restructuring and restructuring related charges(6)			(4)
Net gains (losses) on financial instruments(7)			(107)
Share-based compensation expense(8)			(16)
Foreign currency gains (losses)(9)			2
Gain on sale of non-vehicle capital assets(10)			89
Other items(11)			(15)
Income (loss) before income taxes - Hertz			(201)
Change in fair value of Public Warrants(12)			(115)
Income (loss) before income taxes - Hertz Global			$(316)

	Six Months Ended June 30, 2026
(In millions)	Americas RAC	International RAC	Total
Revenues	$3,546	$854	$4,400
Significant segment expenses:
Direct vehicle and operating	2,281	512
Depreciation of revenue earning vehicles and lease charges, net(1)	793	175
Selling, general and administrative	261	122
Other segment items(2)	226	—
Segment profit (loss): Adjusted EBITDA	$(15)	$45	$30
Adjustments:
Corporate(3)			(110)
Non-vehicle depreciation and amortization			(52)
Non-vehicle debt interest, net(4)			(285)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Six Months Ended June 30, 2026
(In millions)	Americas RAC	International RAC	Total
Vehicle debt-related charges(5)			(22)
Restructuring and restructuring related charges(6)			(16)
Net gains (losses) on financial instruments(7)			80
Share-based compensation expense(8)			(37)
Foreign currency gains (losses)(9)			—
Gain on sale of non-vehicle capital assets(10)			64
Other items(11)			(14)
Income (loss) before income taxes - Hertz			(362)
Change in fair value of Public Warrants(12)			131
Other			(2)
Income (loss) before income taxes - Hertz Global			$(233)

	Six Months Ended June 30, 2025
(In millions)	Americas RAC	International RAC	Total
Revenues	$3,228	$770	$3,998
Significant segment expenses:
Direct vehicle and operating	2,198	470
Depreciation of revenue earning vehicles and lease charges, net(1)	787	163
Selling, general and administrative	246	104
Other segment items(2)	190	5
Segment profit (loss): Adjusted EBITDA	$(193)	$28	$(165)
Adjustments:
Corporate(3)			(119)
Non-vehicle depreciation and amortization			(59)
Non-vehicle debt interest, net(4)			(248)
Vehicle debt-related charges(5)			(23)
Restructuring and restructuring related charges(6)			(7)
Net gains (losses) on financial instruments(7)			(111)
Share-based compensation expense(8)			(31)
Foreign currency gains (losses)(9)			(2)
Gain on sale of non-vehicle capital assets(10)			89
Other items(11)			(41)
Income (loss) before income taxes - Hertz			(717)
Change in fair value of Public Warrants(12)			(124)
Income (loss) before income taxes - Hertz Global			$(841)
(1)    Includes the write-down to carrying value of non-program vehicles classified as held for sale. See Note 4, "Revenue Earning Vehicles."
(2)    Represents certain other segment items that are not deemed significant segment expenses, which primarily consists of vehicle interest expense, net and other adjustments, such as intercompany royalty assessment fees, vehicle-debt related charges, restructuring and restructuring related charges and certain other miscellaneous items as described in footnote 11 below.
(3)    Represents other reconciling items primarily consisting of general corporate expenses as well as other business activities.
(4)    Excludes gains (losses) related to the fair value of the Exchange Features 2029, the Exchange Feature 2030, the First Lien Exchangeable Feature 2030 and the Capped Call Transactions 2030, which are included in footnote 7 below.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
(5)    Represents vehicle debt-related charges relating to the amortization of deferred financing costs and debt discounts and premiums which are recorded within vehicle interest expense.
(6)    Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related primarily to personnel reductions, litigation and closures of underperforming locations. Charges are recorded within selling, general and administrative expense.
(7)    Represents total realized and unrealized gains (losses) on derivative financial instruments in which interest rate instrument gains (losses) are recorded within vehicle interest expense, net and foreign currency forward contract gains (losses) are recorded within selling, general and administrative expense. Also includes gains (losses) associated with the Exchange Features 2029, the Exchange Feature 2030, the First Lien Exchangeable Feature 2030 and the Capped Call Transactions 2030, which are recorded within non-vehicle interest expense, net. See Note 10, "Financial Instruments." As a result of the revision to Adjusted EBITDA, the three months ended June 30, 2026 and 2025, include realized losses of $3 million on derivative financial instruments, and the six months ended June 30, 2026 and 2025, include realized losses of $4 million and $7 million, respectively, on derivative financial instruments.
(8)    Represents total employee compensation expense associated with grants made under the 2021 Omnibus Plan. See Note 9, "Stock-Based Compensation."
(9)    Represents (gains) losses recognized on the remeasurement and settlement of foreign currency transactions, excluding gains (losses) related to foreign currency derivative financial instruments, which are included in footnote 7 above.
(10)    Represents the gain recognized on the sales of certain non-vehicle capital assets sold the second quarter of 2026 and June 2025. See Note 3, "Divestitures."
(11)    Represents miscellaneous items. For the three months ended June 30, 2026, primarily includes certain IT-related charges, cloud computing costs and certain environmental remediation costs. For the three months ended June 30, 2025, primarily includes certain litigation charges, certain IT-related charges and certain cloud computing costs. For the six months ended June 30, 2026, primarily includes certain IT-related charges, cloud computing costs and certain environmental remediation costs. For the six months ended June 30, 2025, primarily includes certain litigation charges, certain IT-related charges, cloud computing costs and certain concession-related adjustments.
(12)    Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants. See Note 11, "Fair Value Measurements."

The following tables provide other significant segment statement of operations, balance sheet and cash flow information for each of Hertz Global and Hertz.

	Three Months Ended June 30,
(In millions)	Americas RAC	International RAC	Unallocated(1)	Total Hertz Global and Hertz
2026
Depreciation and amortization, non-vehicle assets	$21	$4	$1	$26
Vehicle interest expense, net(2)	138	27	—	165
Non-vehicle interest expense, net(2)	2	(4)	96	94
2025
Depreciation and amortization, non-vehicle assets	$23	$4	$2	$29
Vehicle interest expense, net(2)	129	23	—	152
Non-vehicle interest expense, net(2)	1	(4)	235	232

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Six Months Ended June 30,
(In millions)	Americas RAC	International RAC	Unallocated(1)	Total Hertz Global and Hertz
2026
Depreciation and amortization, non-vehicle assets	$42	$7	$3	$52
Vehicle interest expense, net(2)	262	49	—	311
Non-vehicle interest expense, net(2)	5	(7)	206	204
2025
Depreciation and amortization, non-vehicle assets	$49	$7	$3	$59
Vehicle interest expense, net(2)	246	46	—	292
Non-vehicle interest expense, net(2)	—	(8)	367	359
(1)    Includes expenses associated with the Company's corporate operations which are not attributable to a particular reportable segment.
(2)    The Company's CODM relies primarily on interest expense, net when reviewing targeted results versus actual results to facilitate in the evaluation of segment results.

(In millions)	Americas RAC	International RAC	Unallocated(1)	Total Hertz Global	Unallocated - Hertz(2)	Total Hertz
As of June 30, 2026
Revenue earning vehicles, net(3)	$11,637	$2,043	$—	$13,680	$—	$13,680
Property and equipment, net	355	62	88	505	—	505
Total assets(4)	18,739	3,755	1,378	23,872	(4)	23,868
As of December 31, 2025
Revenue earning vehicles, net(3)	$10,844	$1,682	$—	$12,526	$—	$12,526
Property and equipment, net	415	63	88	566	—	566
Total assets(4)	17,809	3,357	1,145	22,311	(3)	22,308
(1)    Includes assets associated with the Company's corporate operations, which are not attributable to a particular reportable segment.
(2)    Includes assets associated with Hertz's corporate operations, which are not attributable to a particular reportable segment.
(3)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date. See Note 4, "Revenue Earning Vehicles."
(4)    The consolidated total assets of Hertz Global and Hertz as of June 30, 2026 and December 31, 2025 include total assets of VIEs of $1.4 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Six Months Ended June 30,
(In millions)	Americas RAC	International RAC	Unallocated(1)	Total Hertz Global and Hertz
2026
Expenditures	$(6,299)	$(971)	$(4)	$(7,274)
Proceeds from disposals	4,495	710	—	5,205
Net expenditures	$(1,804)	$(261)	$(4)	$(2,069)
2025
Expenditures	$(4,985)	$(954)	$(1)	$(5,940)
Proceeds from disposals	3,645	730	1	4,376
Net expenditures	$(1,340)	$(224)	$—	$(1,564)
(1)    Includes assets associated with the Company's corporate operations which are not attributable to a particular reportable segment.

The Company operates in the U.S. and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Revenues
U.S.	$1,836	$1,653	$3,405	$3,086
International	560	532	995	912
Total Hertz Global and Hertz	$2,396	$2,185	$4,400	$3,998

(In millions)	U.S.	International	Total Hertz Global	U.S. - Hertz	Total Hertz
As of June 30, 2026
Revenue earning vehicles, net(1)	$11,102	$2,578	$13,680	$—	$13,680
Property and equipment, net	426	79	505	—	505
Operating lease right-of-use assets	1,895	374	2,269	—	2,269
Total assets	19,229	4,643	23,872	(4)	23,868
As of December 31, 2025
Revenue earning vehicles, net(1)	$10,473	$2,053	$12,526	$—	$12,526
Property and equipment, net	484	82	566	—	566
Operating lease right-of-use assets	1,927	330	2,257	—	2,257
Total assets	18,242	4,069	22,311	(3)	22,308
(1)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date. See Note 4, "Revenue Earning Vehicles."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Note 14—Subsequent Events

In July 2026, Hertz issued an additional $30 million aggregate principal amount of Exchangeable First Lien Notes Due 2030 pursuant to the Greenshoe Option, as further disclosed in Note 5, "Debt."

In July 2026, HA Fleet Pty Limited, an indirect wholly-owned subsidiary of Hertz, extended the maturity date and upsized the maximum borrowings under the Australian Securitization, as further disclosed in Note 5, "Debt."

On July 24, 2026, a stockholder of Hertz Global, filed a class action against Hertz Global and individual defendants Company CEO Gil West and Company CFO Scott Haralson in the Florida Middle District Court, as further disclosed in Note 12, "Contingencies and Off-Balance Sheet Commitments."

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

This MD&A should be read in conjunction with the MD&A presented in our 2025 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements,” Part I, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

and is driven by the number of vehicles, expected residual values at the expected time of disposal and expected hold period of the vehicles. Depreciation Per Unit Per Month is reflective of how we are managing the costs of our vehicles and facilitates a comparison with other participants in the vehicle rental industry. Effective in the first quarter of 2026, we changed our definition of Average Vehicles to use a daily average of vehicles as opposed to a simple average of vehicles at the beginning and end of a period. We believe this is a better, more accurate measure of our vehicles. Accordingly, the prior period has been recast to reflect this change.
•Total Revenue Per Transaction Day ("Total RPD," also referred to as "pricing") – important key metric to management and investors as it represents a measurement of the changes in underlying pricing in the vehicle rental business and encompasses the elements in vehicle rental pricing that management has the ability to control.
•Total Revenue Per Unit Per Month ("Total RPU") – important key metric to management and investors as it provides a measure of revenue productivity relative to the number of vehicles in our rental fleet whether owned or leased ("Average Rentable Vehicles"). Average Rentable Vehicles excludes vehicles for sale on our retail lots or actively in the process of being sold through other disposition channels. Effective in the first quarter of 2026, we changed our definition of Average Rentable Vehicles to use a daily average of rentable vehicles as opposed to a simple average of rentable vehicles at the beginning and end of a period. We believe this is a better, more accurate measure of our rentable vehicles. Accordingly, the prior period has been recast to reflect this change.
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

Three and Six Months Ended June 30, 2026 Operating Overview

The charts below provide the period-over-period change for several key factors influencing our results for the three and six months ended June 30, 2026 and 2025.
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

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions)	2026	2025		2026	2025
Total revenues	$2,396	$2,185	10%	$4,400	$3,998	10%
Depreciation of revenue earning vehicles and lease charges, net	487	415	17	968	950	2
Direct vehicle and operating expenses	1,454	1,394	4	2,798	2,668	5
Non-vehicle depreciation and amortization	26	29	(10)	52	59	(13)
Selling, general and administrative expenses	258	246	5	492	465	6
Interest expense, net:
Vehicle	165	152	9	311	292	6
Non-vehicle	94	232	(59)	204	359	(43)
Interest expense, net	259	384	(33)	515	651	(21)
Other (income) expense, net	3	7	(62)	1	11	(86)
(Gain) from the sale of non-vehicle capital assets	(64)	(89)	28	(64)	(89)	28
Income (loss) before income taxes	(27)	(201)	87	(362)	(717)	50
Income tax (provision) benefit	(7)	22	NM	(37)	104	NM
Net income (loss)	$(34)	$(179)	81	$(399)	$(613)	35
Adjusted Corporate EBITDA(a)	$81	$18	NM	$(80)	$(284)	72
NM - Not meaningful
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

Total revenues increased $211 million in the second quarter of 2026 compared to the same period in 2025, resulting from increases of $180 million and $31 million in our Americas RAC and International RAC segments, respectively. The increase in total revenues was due primarily to improved pricing.

Depreciation of revenue earning vehicles and lease charges, net increased $72 million in the second quarter of 2026 compared to the same period in 2025, of which $66 million was attributed to our Americas RAC segment.

Depreciation of revenue earning vehicles and lease charges, net increased due primarily to reduced gains and residual variability. The reduction in gains recognized on vehicle disposals resulted in large part from our disposition strategy in the second quarter of 2026, which included the prioritization of older vehicles and certain models and a higher mix of sales through less favorable disposition channels. The increase was partially offset by a reduction in costs associated with the sales of vehicles resulting in part from disposition channel mix.

DOE increased $60 million in the second quarter of 2026 compared to the same period in 2025, resulting from increases of $51 million and $7 million in our Americas RAC and International RAC segments, respectively. The increase in DOE was due primarily to higher collision, refueling and maintenance costs in our Americas RAC

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

segment. DOE was also impacted by an unfavorable $10 million fx impact in the second quarter of 2026 in our International RAC segment.

Non-vehicle depreciation and amortization was comparable in the second quarter of 2026 to the same period in 2025.

SG&A increased $12 million in the second quarter of 2026 compared to the same period in 2025 driven primarily by increases of $7 million in each of our Americas RAC and International RAC segments, partially offset by a decrease of $3 million in our corporate operations. The increase in SG&A was due primarily to higher advertising spend in our Americas RAC and International RAC segments. SG&A associated with our corporate operations decreased primarily due to a reduction in personnel costs, partially offset by increased restructuring related charges.

Vehicle interest expense, net increased $13 million in the second quarter of 2026 compared to the same period in 2025 due primarily to our Americas RAC segment resulting largely from increased debt levels driven by the issuances of HVF III Series 2025 Notes in June and December 2025 and the issuance of HVF III Series 2026 Notes in May 2026.

Non-vehicle interest expense, net decreased $138 million in the second quarter of 2026 compared to the same period in 2025 due primarily to unrealized gains related to changes in the fair value of the Exchange Features 2029 and the Exchange Feature 2030, partially offset by increased debt levels.

In the second quarters of 2026 and 2025, we recognized gains of $64 million and $89 million, respectively, on the sales of certain non-vehicle capital assets in our Americas RAC segment, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. We expect to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2026.

In the second quarter of 2026, we recorded a tax provision of $7 million, which resulted in an effective tax rate of (24)%. In the second quarter of 2025, we recorded a tax benefit of $22 million, which resulted in an effective tax rate of 11%. The change in taxes in the second quarter of 2026 compared to the same period in 2025 was driven by lower pretax losses and decreases in valuation allowances on deferred tax assets.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

Total revenues increased $402 million in the first half of 2026 compared to the same period in 2025, resulting primarily from increases of $318 million and $84 million in our Americas RAC and International RAC segments, respectively. The increase in total revenues was due primarily to improved pricing.

Depreciation of revenue earning vehicles and lease charges, net increased $18 million in the first half of 2026 compared to the same period in 2025 with increases of $12 million and $6 million in our International RAC and Americas RAC segments, respectively. Depreciation of revenue earning vehicles and lease charges, net was impacted by an unfavorable $11 million fx impact in the first half of 2026 in our International RAC segment. Depreciation of revenue earning vehicles and lease charges, net was also negatively impacted from a reduction in gains recognized on vehicle disposals in the second quarter of 2026, which included the prioritization of older vehicles and certain models and a higher mix of sales through less favorable disposition channels. The increase was partially offset by a reduction in costs associated with the sales of vehicles resulting in part from disposition channel mix.

DOE increased $129 million in the first half of 2026 compared to the same period in 2025 with increases of $83 million and $42 million in our Americas RAC and International RAC segments, respectively. The increase in DOE was due primarily to higher collision and maintenance costs in our Americas RAC segment and as a result of increased volume. DOE was also impacted by an unfavorable $33 million fx impact in the first half of 2026 in our International RAC segment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-vehicle depreciation and amortization decreased $7 million in the first half of 2026 compared to the same period in 2025, resulting primarily from our Americas RAC segment. The decrease in non-vehicle depreciation and amortization was due primarily to an increase in assets that were fully depreciated and certain asset retirements in the first quarter of 2025 in our Americas RAC segment.

SG&A increased $26 million in the first half of 2026 compared to the same period in 2025 driven primarily by increases of $18 million and $15 million in our International RAC and Americas RAC segments, respectively, partially offset by a decrease of $7 million associated with our corporate operations. SG&A increased primarily from higher advertising spend and increased personnel costs in our International RAC segment, partially offset by a reduction in personnel costs associated with our corporate operations. SG&A was also impacted by an unfavorable $8 million fx impact in the first half of 2026.

Vehicle interest expense, net increased $19 million in the first half of 2026 compared to the same period in 2025 due primarily to increased debt levels and higher average rates in our Americas RAC segment resulting largely from the issuances of HVF III Series 2025 Notes in June and December 2025 and the issuance of HVF III Series 2026 Notes in May 2026.

Non-vehicle interest expense, net decreased $154 million in the first half of 2026 compared to the same period in 2025 due primarily to unrealized gains related to changes in the fair value of the Exchange Features 2029 and the Exchange Feature 2030, partially offset by increased debt levels.

In the first half of 2026 and 2025, we recognized gains of $64 million and $89 million, respectively, on the sales of certain non-vehicle capital assets during the second quarters of 2026 and 2025 respectively, in our Americas RAC segment, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. We expect to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2026.

In the first half of 2026, we recorded a tax provision of $37 million, which resulted in an effective tax rate of (10)%. In the first half of 2025, we recorded a tax benefit of $104 million, which resulted in an effective tax rate of 15%. The change in tax in the first half of 2026 compared to the same period in 2025 was driven primarily by lower pretax losses and increases in valuation allowances on deferred tax assets.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had income of $98 million and $131 million from the change in fair value of Public Warrants that was incremental to Hertz for the second quarter and first half of 2026, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

Hertz Global had losses of $115 million and $124 million from the change in fair value of Public Warrants that were incremental to Hertz for the second quarter and first half of 2025, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions, except as noted)	2026	2025		2026	2025
Total revenues	$1,918	$1,738	10%	$3,546	$3,228	10%
Depreciation of revenue earning vehicles and lease charges, net	$391	$325	20	$793	$787	1
Direct vehicle and operating expenses	$1,183	$1,132	5	$2,281	$2,198	4
Direct vehicle and operating expenses as a percentage of total revenues	62%	65%		64%	68%
Non-vehicle depreciation and amortization	$21	$23	(6)	$42	$49	(15)
Selling, general and administrative expenses	$139	$132	6	$261	$246	6
Selling, general and administrative expenses as a percentage of total revenues	7%	8%		7%	8%
Vehicle interest expense	$138	$129	6	$262	$246	6
Adjusted EBITDA	$88	$43	NM	$(15)	$(193)	92
Transaction Days (in thousands)(b)	30,895	30,935	—	59,458	58,693	1
Average Vehicles (in whole units)(f)	429,465	436,720	(2)	424,647	425,306	—
Average Rentable Vehicles (in whole units)(c)	410,849	407,913	1	405,972	396,552	2
Vehicle Utilization(c)	83%	83%		81%	82%
Total RPD (in dollars)(d)	$62.11	$56.21	10	$59.65	$55.05	8
Total RPU Per Month (in whole dollars)(e)	$1,557	$1,421	10	$1,456	$1,358	7
Depreciation Per Unit Per Month (in whole dollars)(f)	$304	$248	22	$311	$309	1
Percentage of program vehicles as of period end	14%	7%		14%	7%
NM - Not meaningful
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

Total Americas RAC revenues increased $180 million in the second quarter of 2026 compared to the same period in 2025 due primarily to higher pricing, in which Total RPD increased across all customer channels. Airport revenues comprised 70% of total revenues for the segment in the second quarter of 2026 compared to 69% in the same period in 2025.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $66 million in the second quarter of 2026 compared to the same period in 2025 due primarily to reduced gains and residual variability. The reduction in gains recognized on vehicle disposals resulted in large part from our disposition strategy in the second quarter of 2026, which included the prioritization of older vehicles and certain models and a higher mix of sales through less favorable disposition channels. The increase was partially offset by a reduction in costs associated with the sales of vehicles resulting in part from disposition channel mix.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for Americas RAC increased $51 million in the second quarter of 2026 compared to the same period in 2025 due primarily to higher collision, refueling and maintenance costs.

Non-vehicle depreciation and amortization was comparable in the second quarter of 2026 to the same period in 2025.

SG&A for Americas RAC increased $7 million in the second quarter of 2026 compared to the same period in 2025 due primarily to increased advertising spend.

Vehicle interest expense for Americas RAC increased $8 million in the second quarter of 2026 compared to the same period in 2025 due primarily to increased debt levels driven by the issuances of HVF III 2025 Notes in June and December 2025 and the issuance of the HVF III 2026 Notes in May 2026.

Americas RAC recognized gains of $64 million and $89 million in the second quarters of 2026 and 2025, respectively, on the sales of certain non-vehicle capital assets, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. We expect to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2026.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

Total Americas RAC revenues increased $318 million in the first half of 2026 compared to the same period in 2025 due primarily to higher pricing. Total RPD increased across all customer channels in the first half of 2026 compared to the same period in 2025. Airport revenues comprised 69% of total revenues for the segment in the first half of 2026 and 2025.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $6 million in the first half of 2026 compared to the same period in 2025 primarily due to a reduction in gains recognized on vehicle disposals resulted in large part from our disposition strategy in the second quarter of 2026, which included the prioritization of older vehicles and certain models and a higher mix of sales through less favorable disposition channels. The increase was partially offset by a reduction in costs associated with the sales of vehicles resulting in part from disposition channel mix.

DOE for Americas RAC increased $83 million in the first half of 2026 compared to the same period in 2025 due primarily to higher collision and maintenance costs.

Non-vehicle depreciation and amortization decreased $7 million in the first half of 2026 compared to the same period in 2025 due primarily to an increase in assets that were fully depreciated and certain asset retirements in the first quarter of 2025.

SG&A for Americas RAC increased $15 million in the first half of 2026 compared to the same period in 2025 due primarily to higher advertising spend.

Vehicle interest expense for Americas RAC increased $16 million in the first half of 2026 compared to the same period in 2025 due primarily to increased debt levels and higher average rates resulting from the issuances of HVF III 2025 Notes in June and December 2025 and the issuance of the HVF III 2026 Notes in May 2026.

Americas RAC recognized gains of $64 million and $89 million in the first half of 2026 and 2025, respectively, on the sales of certain non-vehicle capital assets during the second quarters of 2026 and 2025, respectively, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. We expect to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2026.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International RAC

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
($ in millions, except as noted)	2026	2025		2026	2025
Total revenues	$478	$447	7%	$854	$770	11%
Depreciation of revenue earning vehicles and lease charges, net	$96	$90	7	$175	$163	7
Direct vehicle and operating expenses	$270	$263	2	$512	$470	9
Direct vehicle and operating expenses as a percentage of total revenues	56%	59%		60%	61%
Non-vehicle depreciation and amortization	$4	$4	17	$7	$7	2
Selling, general and administrative expenses	$64	$57	13	$122	$104	18
Selling, general and administrative expenses as a percentage of total revenues	13%	13%		14%	13%
Vehicle interest expense	$27	$23	14	$49	$46	7
Adjusted EBITDA	$47	$38	23	$45	$28	60
Transaction Days (in thousands)(b)	7,751	7,760	—	14,082	13,904	1
Average Vehicles (in whole units)(f)	109,653	108,242	1	101,993	99,951	2
Average Rentable Vehicles (in whole units)(c)	106,986	105,758	1	99,625	97,842	2
Vehicle Utilization(c)	80%	81%		78%	78%
Total RPD (in dollars)(d)	$61.49	$59.63	3	$60.42	$58.59	3
Total RPU Per Month (in whole dollars)(e)	$1,485	$1,458	2	$1,423	$1,388	3
Depreciation Per Unit Per Month (in whole dollars)(f)	$294	$287	2	$286	$290	(1)
Percentage of program vehicles as of period end	11%	26%		11%	26%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

Total revenues for International RAC increased $31 million in the second quarter of 2026 compared to the same period in 2025 due to higher pricing. Total RPD increased primarily across our business channels. Total revenues for International RAC were also impacted by a favorable $17 million fx impact in the second quarter of 2026.

Depreciation of revenue earning vehicles and lease charges, net for International RAC in the second quarter of 2026 increased $7 million compared to the same period in 2025 due primarily to per unit losses recognized on vehicle dispositions in the second quarter of 2026 compared to per unit gains recognized in the same period in 2025.

DOE for International RAC increased $7 million in the second quarter of 2026 compared to the same period in 2025 resulting primarily from an unfavorable $10 million fx impact in the second quarter of 2026.

SG&A for International RAC in the second quarter of 2026 increased $7 million compared to the same period in 2025 due primarily to higher advertising spend.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle interest expense for International RAC was comparable in the second quarter of 2026 to the same period in 2025.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

Total revenues for International RAC increased $84 million in the first half of 2026 compared to the same period in 2025 due primarily to higher pricing. Total RPD increased primarily across our business channels. Total revenues for International RAC were also impacted by a favorable $50 million fx impact in the first half of 2026.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $12 million in the first half of 2026 compared to the same period in 2025 due primarily to an unfavorable $11 million fx impact in the first half of 2026.

DOE for International RAC increased $42 million in the first half of 2026 compared to the same period in 2025 primarily on volume and from an unfavorable $33 million fx impact in the first half of 2026.

SG&A for International RAC increased $18 million in the first half of 2026 compared to the same period in 2025 due primarily to increased personnel costs and higher advertising spend. SG&A for International RAC was also impacted by an unfavorable $8 million fx impact in the first half of 2026.

Vehicle interest expense for International RAC was comparable in the first half of 2026 compared to the same period in 2025.

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

Effective in the first quarter of 2026, we revised our definition of Adjusted Corporate EBITDA to adjust for realized (gains) losses from financial instruments, share-based compensation expense and foreign currency (gains) losses. The update to Adjusted Corporate EBITDA is to better reflect management's view of ongoing operations and its assessment of our operational performance. The presentation of the prior periods has been recast to conform to the current period presentation.
Hertz

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$(34)	$(179)	$(399)	$(613)
Adjustments:
Income tax provision (benefit)	7	(22)	37	(104)
Non-vehicle depreciation and amortization	26	29	52	59
Non-vehicle debt interest, net(1)	148	127	285	248
Vehicle debt-related charges(2)	10	12	22	23
Restructuring and restructuring related charges(3)	8	4	16	7
Net (gains) losses on financial instruments(4)	(51)	107	(80)	111
Share-based compensation expense(5)	20	16	37	31
Foreign currency (gains) losses(6)	—	(2)	—	2
Gain on sale of non-vehicle capital assets(7)	(64)	(89)	(64)	(89)
Other items(8)	11	15	14	41
Adjusted Corporate EBITDA	$81	$18	$(80)	$(284)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz Global

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$64	$(294)	$(269)	$(737)
Adjustments:
Income tax provision (benefit)	7	(22)	36	(104)
Non-vehicle depreciation and amortization	26	29	52	59
Non-vehicle debt interest, net(1)	148	127	285	248
Vehicle debt-related charges(2)	10	12	22	23
Restructuring and restructuring related charges(3)	8	4	16	7
Net (gains) losses on financial instruments(4)	(51)	107	(80)	111
Share-based compensation expense(5)	20	16	37	31
Foreign currency (gains) losses(6)	—	(2)	—	2
Gain on sale of non-vehicle capital assets(7)	(64)	(89)	(64)	(89)
Change in fair value of Public Warrants(9)	(98)	115	(131)	124
Other items(8)	11	15	16	41
Adjusted Corporate EBITDA	$81	$18	$(80)	$(284)
(1)Excludes gains (losses) related to the fair value of the Exchange Features 2029, the Exchange Feature 2030, the First Lien Exchangeable Feature 2030 and the Capped Call Transactions 2030, which are included in footnote 4 below.
(2)Represents vehicle debt-related charges related to the amortization of deferred financing costs and debt discounts and premiums.
(3)Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related primarily to personnel reductions, litigation and closures of underperforming locations.
(4)Represents total realized and unrealized (gains) losses on derivative financial instruments, including gains (losses) related to the fair value of the Exchange Features 2029, the Exchange Feature 2030, the First Lien Exchangeable Feature 2030 and the Capped Call Transactions 2030. See Note 10, "Financial Instruments," in Part I, Item 1 of this Quarterly Report. As a result of the revision to Adjusted Corporate EBITDA, the three months ended June 30, 2026 and 2025, include realized losses of $3 million on derivative financial instruments, and the six months ended June 30, 2026 and 2025, include realized losses of $4 million and $7 million, respectively, on derivative financial instruments.
(5)Represents total employee compensation expense associated with grants made under the 2021 Omnibus Plan. See Note 9, "Stock-Based Compensation," in Part I, Item 1 of this Quarterly Report.
(6)Represents (gains) losses recognized on the remeasurement and settlement of foreign currency transactions, excluding gains (losses) related to foreign currency derivative financial instruments, which are included in footnote 4 above.
(7)Represents the gain recognized on the sales of certain non-vehicle capital assets sold in the second quarter of 2026 and June 2025. See Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.
(8)Represents miscellaneous items. For the three months ended June 30, 2026, primarily includes certain IT-related charges, cloud computing costs and certain environmental remediation costs. For the three months ended June 30, 2025, primarily includes certain litigation charges, certain IT-related charges and cloud computing costs. For the six months ended June 30, 2026, primarily includes certain IT-related charges, cloud computing costs and certain environmental remediation costs. For the six months ended June 30, 2025, primarily includes certain litigation charges, certain IT-related charges, cloud computing costs and certain concession-related adjustments.
(9)Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants. See Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(c)Vehicle Utilization is calculated by dividing total Transaction Days by Available Car Days. Available Car Days represents Average Rentable Vehicles multiplied by the number of days in a given period. Average Rentable Vehicles excludes vehicles for sale on our retail lots or actively in the process of being sold through other disposition channels and is determined using a daily average of such vehicles. Effective in the first quarter of 2026, we changed our definition of Average Rentable Vehicles to use a daily average of rentable vehicles as opposed to a simple average of rentable vehicles at the beginning and end of a period. We believe this is a better, more accurate measure of our rentable vehicles. Accordingly, the prior periods have been recast to reflect this change.

	Americas RAC		International RAC
	Three Months Ended June 30,
	2026	2025	2026	2025
Transaction Days (in thousands)	30,895	30,935	7,751	7,760
Average Rentable Vehicles (in whole units)	410,849	407,913	106,986	105,758
Number of days in period (in whole units)	91	91	91	91
Available Car Days (in thousands)	37,387	37,121	9,734	9,622
Vehicle Utilization	83%	83%	80%	81%

	Americas RAC		International RAC
	Six Months Ended June 30,
	2026	2025	2026	2025
Transaction Days (in thousands)	59,458	58,693	14,082	13,904
Average Rentable Vehicles (in whole units)	405,972	396,552	99,625	97,842
Number of days in period (in whole units)	181	181	181	181
Available Car Days (in thousands)	73,486	71,792	18,044	17,722
Vehicle Utilization	81%	82%	78%	78%
(d)Total RPD is calculated as revenues with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates ("Total Revenues - adjusted for foreign currency"), divided by the total number of Transaction Days. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends.

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2026	2025	2026	2025
Revenues	$1,918	$1,738	$478	$447
Foreign currency adjustment(1)	1	1	(1)	16
Total Revenues - adjusted for foreign currency	$1,919	$1,739	$477	$463
Transaction Days (in thousands)	30,895	30,935	7,751	7,760
Total RPD (in dollars)	$62.11	$56.21	$61.49	$59.63

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2026	2025	2026	2025
Revenues	$3,546	$3,228	$854	$770
Foreign currency adjustment(1)	1	3	(3)	45
Total Revenues - adjusted for foreign currency	$3,547	$3,231	$851	$815
Transaction Days (in thousands)	59,458	58,693	14,082	13,904
Total RPD (in dollars)	$59.65	$55.05	$60.42	$58.59
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

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2026	2025	2026	2025
Total Revenues - adjusted for foreign currency	$1,919	$1,739	$477	$463
Average Rentable Vehicles (in whole units)	410,849	407,913	106,986	105,758
Total revenue per unit (in whole dollars)	$4,670	$4,262	$4,455	$4,375
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,557	$1,421	$1,485	$1,458

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2026	2025	2026	2025
Total Revenues - adjusted for foreign currency	$3,547	$3,231	$851	$815
Average Rentable Vehicles (in whole units)	405,972	396,552	99,625	97,842
Total revenue per unit (in whole dollars)	$8,736	$8,148	$8,541	$8,326
Number of months in period (in whole units)	6	6	6	6
Total RPU Per Month (in whole dollars)	$1,456	$1,358	$1,423	$1,388
(f)    Depreciation Per Unit Per Month represents the amount of average depreciation expense and lease charges, per vehicle per month and is calculated as depreciation of revenue earning vehicles and lease charges, net, with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates, divided by the Average Vehicles in each period, which is determined using a daily average of vehicles, and then dividing by the number of months in the period reported. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends. Effective in the first quarter of 2026, we changed our definition of Average Vehicles to use a daily average of vehicles as opposed to a simple average of vehicles at the beginning and end of a period. We believe this is a better, more accurate measure of our vehicles. Accordingly, the prior periods have been recast to reflect this change.

	Americas RAC		International RAC
	Three Months Ended June 30,
($ in millions, except as noted)	2026	2025	2026	2025
Depreciation of revenue earning vehicles and lease charges, net	$391	$325	$96	$90
Foreign currency adjustment(1)	—	—	1	3
Adjusted depreciation of revenue earning vehicles and lease charges	$391	$325	$97	$93
Average Vehicles (in whole units)	429,465	436,720	109,653	108,242
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$911	$745	$881	$860
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$304	$248	$294	$287
(1)Based on December 31, 2025 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Americas RAC		International RAC
	Six Months Ended June 30,
($ in millions, except as noted)	2026	2025	2026	2025
Depreciation of revenue earning vehicles and lease charges, net	$793	$787	$175	$163
Foreign currency adjustment(1)	—	1	—	11
Adjusted depreciation of revenue earning vehicles and lease charges	$793	$788	$175	$174
Average Vehicles (in whole units)	424,647	425,306	101,993	99,951
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$1,868	$1,852	$1,715	$1,739
Number of months in period (in whole units)	6	6	6	6
Depreciation Per Unit Per Month (in whole dollars)	$311	$309	$286	$290
(1)Based on December 31, 2025 foreign currency exchange rates for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements in the U.S. and internationally.

Cash and Cash Equivalents

As of June 30, 2026, we had $628 million of cash and cash equivalents and $673 million of restricted cash and cash equivalents. As of June 30, 2026, $209 million of cash and cash equivalents and $63 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We continue to assert no permanent reinvestment of foreign earnings that give rise to excess cash, provided such cash can be remitted in a tax efficient manner.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations for the next twelve months and for the foreseeable future thereafter.

Cash Flows – Hertz

As of June 30, 2026 and December 31, 2025, Hertz had cash and cash equivalents of $628 million and $565 million, respectively, and restricted cash and cash equivalents of $673 million and $602 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Six Months Ended June 30,
(In millions)	2026	2025	$ Change
Cash provided by (used in):
Operating activities	$401	$598	$(197)
Investing activities	(2,069)	(1,564)	(505)
Financing activities	1,812	933	879
Effect of exchange rate changes	(10)	30	(40)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$134	$(3)	$137

During the first half of 2026, cash flows from operating activities decreased $197 million period over period due primarily to a $267 million change in net income, as adjusted for non-cash and non-operating items and a $464 million change in working capital accounts. Cash flows from working capital accounts decreased due primarily

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to the payment of an existing bankruptcy-related litigation reserve in the first quarter of 2026 and an increase in value added tax receivables due primarily to timing of refunds.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the first half of 2026, there was a $505 million increase in the cash used in investing activities period over period due primarily to a $488 million increase in revenue earning vehicle expenditures, net. The increase in cash used by revenue earning vehicle expenditures, net, primarily resulted from increased vehicle acquisition costs.

Net financing cash inflows were $1.8 billion in the first half of 2026 compared to $933 million in the 2025 period. The $879 million increase in cash inflows is due primarily to an increase of $571 million in net proceeds from non-vehicle debt largely resulting from the issuance of the Exchangeable First Lien Notes Due 2030 in the second quarter of 2026 and higher outstanding borrowings on the First Lien RCF in the first half of 2026 compared to the same period in 2025. Cash inflows were also positively impacted from net vehicle debt of $326 million due in part to the issuance of the HVF III Series 2026 Notes in the second quarter of 2026 and additional net borrowings on the HVF III Series 2021-A Notes.

Cash Flows – Hertz Global

As of June 30, 2026 and December 31, 2025, Hertz Global had cash and cash equivalents of $631 million and $565 million, respectively, and restricted cash and cash equivalents of $673 million and $602 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for Hertz Global for the periods shown:

	Six Months Ended June 30,
(In millions)	2026	2025	$ Change
Cash provided by (used in):
Operating activities	$401	$597	$(196)
Investing activities	(2,069)	(1,564)	(505)
Financing activities	1,815	933	882
Effect of exchange rate changes	(10)	30	(40)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$137	$(4)	$141

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

ATM Equity Offering Program

In May 2025, Hertz Global filed a Form S-3 Registration Statement as well as a prospectus supplement covering the offering, issuance and sale of up to a maximum aggregate offering price of $250 million shares of Hertz Global common stock par value $0.01 per share that may be issued and sold from time to time under the ATM Program. Between April 1, 2026 and June 30, 2026, approximately 524,000 shares of Hertz Global common stock were sold under the ATM Program for net proceeds of approximately $3 million. As of June 30, 2026, there remains approximately $247 million shares of Hertz Global common stock to be issued under the ATM Program.

Debt Financing

Refer to Note 5, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of June 30, 2026.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash paid for interest on vehicle debt during the first half of 2026 and 2025 was $294 million and $255 million, respectively. The $39 million increase in cash paid for vehicle debt interest is due primarily to issuances of HVF III Series 2025 Notes during 2025, partially offset by lower outstanding borrowings and lower interest rate under the HVF III Series 2021-A Notes. Cash paid for interest on non-vehicle debt during the first half of 2026 and 2025 was $219 million and $212 million, respectively. The $7 million increase in cash paid for non-vehicle debt interest is due primarily to higher outstanding borrowings under the First Lien RCF in the first half of 2026 compared to the same period in 2025 and initial payment of semi-annual interest for the Exchangeable Notes Due 2030, partially offset by higher payments in the first quarter of 2025 resulting from the additional issuance of the First Lien Senior Notes in December 2024.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$628	$565
Availability under the First Lien RCF	356	924
Corporate liquidity	$984	$1,489

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

Additionally, for each Semi-annual PIK Event, the Company bifurcates the Exchange Feature 2029 PIK from the Exchangeable Notes Due 2029 for accounting purposes utilizing applicable guidance. As a result of the Semi-annual PIK Event in the first quarter of 2026, we recognized an additional debt discount of $4 million within Non-vehicle debt in the accompanying unaudited consolidated balance sheet as of June 30, 2026 in Part I, Item 1 of this Quarterly Report, representing its initial fair value. Refer to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report for further details.

The net carrying amount of the Exchangeable Notes Due 2029 consists of the following:

(In millions)	June 30, 2026	December 31, 2025
Principal	$250	$250
Non-cash PIK interest	32	21
Unamortized debt discounts and issuance costs(1)	(10)	(12)
Unamortized discounts associated with the Exchange Features 2029(2)	(64)	(67)
(Gain) loss on fair value of the Exchange Features 2029(3)	26	78
Net carrying amount	$234	$270
(1)    Debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(2)    Reflects the unamortized discount associated with the Exchange Features 2029, as disclosed in Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report, net of accretive interest which is amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(3)    Refer also to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense recognized for the Exchangeable Notes Due 2029 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Non-cash PIK interest	$6	$5	$11	$10
Amortization of debt discounts and debt issuance costs	1	1	2	1
Accretive interest	4	2	7	4
(Gain) loss on fair value of the Exchange Features 2029(1)	(37)	105	(56)	111
Total	$(26)	$113	$(36)	$126
(1)    Refer also to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Exchangeable Notes Due 2030

In September 2025, Hertz issued $425 million in aggregate principal amount of Exchangeable Notes Due 2030. The Exchangeable Notes Due 2030 bear interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026.

The net carrying amount of the Exchangeable Notes Due 2030 consists of the following:

(In millions)	June 30, 2026	December 31, 2025
Principal	$425	$425
Unamortized debt issuance costs(1)	(18)	(20)
Unamortized discounts associated with the Exchange Feature 2030(2)	(91)	(99)
Fair value of the Exchange Feature 2030(3)	21	54
Net carrying amount	$337	$360
(1)    Debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(2)    Reflects the unamortized discount associated with the Exchange Feature 2030, as disclosed in Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report, net of accretive interest which is amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(3)    Refer also to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Interest expense recognized for the Exchangeable Notes Due 2030 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Contractual interest expense	$5	$—	$12	$—
Amortization of debt issuance costs	1	—	2	—
Accretive interest	4	—	8	—
(Gain) loss on fair value of the Exchange Feature 2030(1)	(19)	—	(33)	—
Total	$(9)	$—	$(11)	$—
(1)    Refer also to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Exchangeable First Lien Notes Due 2030

In June 2026, Hertz issued $350 million in aggregate principal amount of Exchangeable First Lien Notes Due 2030. Hertz also granted the initial purchasers the Greenshoe Option, for settlement within a limited period of time from the issuance of the Exchangeable First Lien Notes Due 2030, up to an additional $50 million aggregate principal amount of Exchangeable First Lien Notes Due 2030. In July 2026, Hertz issued an additional $30 million aggregate

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

principal amount of Exchangeable First Lien Notes Due 2030 pursuant to the Greenshoe Option. The remainder of the Greenshoe Option has expired.

The Exchangeable First Lien Notes Due 2030 bear interest payable semi-annually in arrears on January 1 and July 1 of each year, beginning in January 2027. Each payment of interest will consist of 3.375% per annum of such interest to be paid in cash and 3.375% per annum of such interest to be paid in the form of PIK interest. The Exchangeable First Lien Notes Due 2030 will mature on July 1, 2030, unless earlier repurchased, redeemed or exchanged in accordance with their terms prior to maturity.

The Exchangeable First Lien Notes Due 2030 will be exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable First Lien Notes Due 2030 will be exchangeable by holders into shares of Hertz Global common stock, cash or a combination of Hertz Global common stock and cash, at Hertz's election. The aggregate number of shares of Hertz Global common stock that may be issued upon exchange of the Exchangeable First Lien Notes Due 2030 may not exceed 63,457,320 shares, unless and until the shareholders of Hertz Global approve the issuance of the Exchangeable First Lien Notes Due 2030. The exchange rate will initially be 279.5248 shares per $1,000 principal amount of Exchangeable First Lien Notes Due 2030, corresponding to an initial exchange price of approximately $3.58 per share of Hertz Global common stock. The exchange rate and exchange price will be subject to adjustment upon the occurrence of certain events.

Holders of the Exchangeable First Lien Notes Due 2030 will have the right to require Hertz to repurchase all or a portion of their Exchangeable First Lien Notes Due 2030 at 100% of the capitalized principal amount of the Exchangeable First Lien Notes Due 2030 plus accrued and unpaid cash interest up to, but excluding, the date of such repurchase, upon the occurrence of certain corporate events constituting a “fundamental change” as defined in the indenture governing the Exchangeable First Lien Notes Due 2030. Hertz may not redeem the Exchangeable First Lien Notes Due 2030 prior to January 6, 2029. On or after January 6, 2029 and on or prior to the 31st scheduled trading day immediately preceding the maturity date, if the last reported sale price per share of Hertz Global common stock has been at least 130% of the exchange price for the Exchangeable First Lien Notes Due 2030 for certain specified periods, and certain other conditions are satisfied, Hertz may redeem all or any portion (subject to certain limitations) of the Exchangeable First Lien Notes Due 2030. The redemption will be at a cash redemption price equal to the capitalized principal amount of the Exchangeable First Lien Notes Due 2030 to be redeemed plus accrued and unpaid cash interest to, but excluding, the date of such redemption.

Upon issuance, we bifurcated the First Lien Exchangeable Feature 2030 from the Exchangeable First Lien Notes Due 2030 for accounting purposes utilizing applicable guidance. As a result, we recognized a debt discount of $115 million within Non-vehicle debt in the accompanying unaudited consolidated balance sheet as of June 30, 2026 in Part I, Item 1 of this Quarterly Report, representing the initial fair value of the First Lien Exchangeable Feature 2030. As of June 30, 2026, the fair value of the First Lien Exchangeable Feature 2030 was $110 million. Refer to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report for further details.

Concurrently with the issuance of the Exchangeable First Lien Notes Due 2030, Hertz Global agreed to lend the Share Borrower a total of 37,037,037 shares of Hertz Global common stock pursuant to the Share Lending Agreement to help facilitate the successful completion of the Exchangeable First Lien Notes Due 2030 offering. Hertz Global received a one-time nominal lending fee for the Borrowed Shares equal to the par value of Hertz Global's common stock. The Share Borrower was obligated to furnish collateral equal in value to the market value of the Borrowed Shares as of the closing date of the Share Lending Agreement. The share loan under the Share Lending Agreement will terminate, and the Borrowed Shares must be returned to Hertz Global within five business days of such termination (subject to the Share Borrower's right to extend the settlement due date of the Borrowed Shares in certain circumstances, under the following circumstances: (i) the Share Borrower may terminate all or any portion of the loan at any time and (ii) on the earliest to occur of (a) October 1, 2030; (b) the date that is three months after the first date following the closing date of the Exchangeable First Lien Notes Due 2030 offering when none of the Exchangeable First Lien Notes Due 2030 remains outstanding; and (c) the date, if any, on which the Share Lending Agreement is terminated by the parties upon mutual agreement or by one party upon a default with

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

respect to the other party. Cash repayment is not required by the Share Lending Agreement; however, it may be elected in certain instances involving default, legal prohibitions or a court order.

The Share Lending Agreement qualified for equity classification, and, as such, Hertz Global recognized a debt issuance cost of $85 million, representing the initial fair value of the Share Lending Agreement, as determined by the market value of the Borrowed Shares as of the closing date of the Share Lending Agreement. As of June 30, 2026, the fair value of the Borrowed Shares was $84 million, as determined by the market value of the Borrowed Shares at June 30, 2026. The shares borrowed under the Share Lending Agreement are excluded from the calculation of basic and diluted earnings (loss) per share. Refer to Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," in Part I, Item 1 of this Quarterly Report for further details.

The net carrying amount of the Exchangeable First Lien Notes Due 2030 consists of the following as of:

(In millions)	June 30, 2026
Principal	$350
Unamortized debt discounts and issuance costs(1)	(12)
Unamortized discounts associated with the First Lien Exchangeable Feature 20302)	(115)
Fair value of the First Lien Exchangeable Feature 2030(3)	110
Net carrying amount - Hertz	333
Unamortized debt issuance cost - Share Lending Agreement(4)	(85)
Net carrying amount - Hertz Global	$248
(1)    Debt issuance costs, exclusive of the Share Lending Agreement, are amortized to non-vehicle interest expense over the term of the Exchangeable First Lien Notes Due 2030 using the effective interest method.
(2)    Reflects the unamortized discount associated with the First Lien Exchangeable Feature 2030, net of accretive interest which is amortized to non-vehicle interest expense over the term of the Exchangeable First Lien Notes Due 2030 using the effective interest method.
(3)    As further disclosed in Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.
(4)    The fair value of the Share Lending Agreement recognized as a debt issuance cost of the Exchangeable First Lien Notes Due 2030 is amortized to non-vehicle interest expense over the term of the Exchangeable First Lien Notes Due 2030 using the effective interest method.

During the three and six months ended June 30, 2026, we recognized a gain of $5 million from the change in fair value of the First Lien Exchangeable Feature 2030. Refer to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report for further details.

Letters of Credit

As of June 30, 2026, there were outstanding standby letters of credit totaling $1.1 billion comprised primarily of $493 million issued under the First Lien RCF, $326 million of various Standby LCs and $245 million issued under the Term C Loan. As of June 30, 2026, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of June 30, 2026, none of the issued letters of credit have been drawn upon.

The Standby LCs provide that, at Hertz's option and under the terms of the facilities, Hertz may request letters of credit be issued for itself and on behalf of certain of its subsidiaries up to the committed amounts of the facilities. In the first half of 2026, Hertz increased the amounts committed under its Standby LCs by approximately $300 million, in which approximately $200 million occurred in February 2026.

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

In May 2026, HVF III issued the Series 2026-1 Notes (Class A, Class B, Class C, Class D and Class E) and Series 2026-2 Notes (Class A, Class B, Class C, Class D and Class E) each in aggregate principal amount of $500 million with maturity dates of November 2029 and November 2031, respectively.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Australian Securitization

In July 2026, HA Fleet Pty Limited, an indirect wholly-owned subsidiary of Hertz, amended the Australian Securitization to provide for aggregate maximum borrowings of AUD$400 million and to extend the maturity date to September 2028.

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: a First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. We are also subject to a minimum liquidity covenant, which requires $400 million for each month ending in the second and third quarters of the calendar year and $500 million for each month ending in the first and fourth quarter of the calendar year. As of June 30, 2026, we were in compliance with the First Lien Ratio and the minimum liquidity covenant.

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

As of June 30, 2026, we were in compliance with all covenants under the terms of agreements governing the respective Corporate Indebtedness.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown.

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2026
First Quarter	$(3,602)	$2,527	$(1,075)
Second Quarter	(3,615)	2,556	(1,059)
Total	$(7,217)	$5,083	$(2,134)
2025
First Quarter	$(2,847)	$2,124	$(723)
Second Quarter	(3,049)	2,126	(923)
Total	$(5,896)	$4,250	$(1,646)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2026	2025	$ Change	% Change
Americas RAC	$(1,882)	$(1,405)	$(477)	34
International RAC	(252)	(241)	(11)	5
Total	$(2,134)	$(1,646)	$(488)	30

Revenue earning vehicle expenditures increased $1.3 billion, or 22%, in the first half of 2026 compared to the same period in 2025, resulting primarily from higher vehicle acquisition costs on increased vehicle acquisitions in our Americas RAC segment. Proceeds from disposal of revenue earning vehicles increased $833 million, or 20%, in the first half of 2026 compared to the same period in 2025, primarily in our Americas RAC segment, resulting from increased vehicle dispositions.

Non-Vehicle Capital Asset Expenditures and Disposals

The table below sets forth our non-vehicle capital asset expenditures and related disposal proceeds from non-vehicle capital assets disposed of or to be disposed of for the periods shown.

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2026
First Quarter	$(29)	$6	$(23)
Second Quarter	(28)	116	88
Total	$(57)	$122	$65
2025
First Quarter	$(22)	$27	$5
Second Quarter	(22)	99	77
Total	$(44)	$126	$82

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Six Months Ended June 30,
($ in millions)	2026	2025	$ Change	% Change
Americas RAC	78	$65	$13	20
International RAC	(9)	17	(26)	NM
Corporate	(4)	—	(4)	NM
Total	$65	$82	$(17)	(21)
NM - Not meaningful

In the first half of 2026, expenditures for non-vehicle capital assets increased $13 million, or 30%, compared to the same period in 2025, driven in part by increased IT-related spend, primarily in our Americas RAC segment. In the first half of 2026, proceeds for non-vehicle capital assets were comparable to the same period in 2025 resulting from an increase in the disposition of certain non-vehicle capital assets in our Americas RAC segment, partially offset by the disposition of certain non-vehicle capital assets in our International RAC segment in the first quarter of 2025.

We continually evaluate and will complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets during 2026.

CONTRACTUAL AND OTHER OBLIGATIONS

In the second quarter of 2026, we sold and leased back certain real estate associated with an airport rental location and certain operating sites in our Americas RAC segment. The sales qualified for sale-leaseback accounting, with the exception of certain buildings, and are accounted for as operating leases and have aggregate future minimum lease payments of approximately $149 million. Refer to Note 6, "Revenues and Costs from Leases," in Part I, Item 1 of this Quarterly Report for our minimum fixed lease obligations under existing agreements as a lessee as of June 30, 2026. Refer also to Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.

The table below reflects the nominal amounts of our debt maturities and related estimated commitment fees and interest payments for each of the years ending December 31 as of June 30, 2026. Refer to Note 5, "Debt," in Part I, Item 1 of this Quarterly Report for further details regarding our aggregate indebtedness, including new issuances.

		Payments Due by Period
(In millions)	Total	2026	2027 - 2028	2029 - 2030	After 2030
Non-Vehicle:
Debt obligation	$6,303	$209	$2,775	$3,308	$11
Interest on debt(1)	1,415	239	805	346	25
Vehicle:
Debt obligation	12,777	2,383	6,920	2,493	981
Interest on debt(1)	1,504	321	894	260	29
Total	$21,999	$3,152	$11,394	$6,407	$1,046
(1)    Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and interest rates on the debt as of June 30, 2026.

Except as discussed above, as of June 30, 2026, there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our contractual and other obligations as set forth in the table included in Part II, Item 7 of our 2025 Form 10-K.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no material changes to our significant accounting policies due to the adoption of any recently issued accounting pronouncements as compared to those disclosed in Note 2, "Significant Accounting Policies," in Part II, Item 8 of our 2025 Form 10-K.

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
•our ability to maintain effective internal control over financial reporting; and
•our ability to execute strategic transactions.

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

As of June 30, 2026, there have been no material changes to the information reported under Part II, Item 7A of our 2025 Form 10-K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) entered into any (i) contract or written plan for the purchase or sale of securities of Hertz Global intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) non-Rule 10b5-1 trading arrangement.

CHANGE IN CONTROL SEVERANCE PLAN FOR SENIOR EXECUTIVES

On August 5, 2026, the Board upon the recommendation of the Compensation Committee of the Board, approved and adopted the 2026 Hertz Global Holdings, Inc. Change in Control Severance Plan for Senior Executives (the “Change in Control Severance Plan”). The Change in Control Severance Plan provides severance and related benefits to a select group of the Company’s senior executives (including the Company’s Chief Executive Officer and other executive and senior vice president-level employees, which group includes the Company’s named executive officers) in the event of a “Qualifying Termination” which is a termination by the Company other than for “cause,” permanent disability, or death or a resignation by the senior executive for “good reason,” in either case occurring on or within 2 years following a “change in control” of the Company (as defined in the Change in Control Severance Plan).

Upon a Qualifying Termination, in addition to receiving any earned but unpaid salary, earned but unpaid annual performance bonus for the year prior to termination, and/or other vested payments or benefits, an eligible senior executive will be entitled to receive: (i) a pro-rata annual performance bonus for the year of termination based on actual achievement of the applicable performance metrics; (ii) a cash severance payment equal to the sum of the senior executive’s base salary and target annual bonus, multiplied by a severance factor (1.5 times for senior vice presidents, 2.0 times for executive vice presidents, and 2.5 times for the Chief Executive Officer), generally payable in installments (except for the current Chief Executive Officer, whose payment will be made in a lump sum in accordance with his employment agreement) over a corresponding “Severance Period” (18 months for senior vice presidents, 24 months for executive vice presidents, and 30 months for the Chief Executive Officer following termination); (iii) continued medical, dental, vision, and other health coverage (or, if such coverage cannot be provided, a monthly cash payment equal to the applicable COBRA premium) for the duration of the applicable Severance Period; and (iv) full accelerated vesting of outstanding time-based equity awards and pro-rata accelerated vesting of outstanding performance-based equity awards (with performance deemed achieved at the greater of target or actual results as of the termination date), in each case under the Company’s 2021 Omnibus Incentive Plan (or any successor thereto).

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

The senior executive must execute (and not revoke) a release of claims within 60 days following termination to be eligible for benefits. The Change in Control Severance Plan contains certain covenants regarding confidential information, non-competition, non-solicitation and non-disparagement. These restrictive covenants generally apply for a period equal to the greater of 12 months or the applicable Severance Period, but not more than 24 months following termination. All compensation and benefits payable under the Change in Control Severance Plan also remain subject to the Company’s Covered Officer Compensation Clawback Policy or any other clawback policy of the Company. A senior executive who is otherwise a party to a separate offer letter, employment agreement, or similar arrangement providing for severance is not entitled to duplicate benefits under the Change in Control Severance Plan.

The foregoing description of the Change in Control Severance Plan does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Change in Control Severance Plan, a copy of which is filed with this Quarterly Report.

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
Indenture, dated June 29, 2026, by and among The Hertz Corporation, as Issuer, the guarantors party thereto and Computershare Trust Company, N.A., as trustee and as notes collateral agent, governing the 6.750% Exchangeable Senior First-Lien Secured PIK Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 29, 2026)

4.2	Hertz Holdings Hertz
Form of 6.750% Exchangeable Senior First-Lien Secured PIK Notes due 2030 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 29, 2026)

10.1	Hertz Holdings Hertz
Amendment No. 1, dated as of April 24, 2026, to Amended and Restated Series 2022-5 Supplement, dated as of October 20, 2023, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee and securities intermediary (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 30, 2026)

10.2	Hertz Holdings Hertz
Amendment No. 1, dated as of April 24, 2026, to Series 2023-2 Supplement, dated as of March 2, 2023, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee and securities intermediary (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 30, 2026)

10.3	Hertz Holdings Hertz
Amendment No. 1, dated as of April 24, 2026, to Series 2023-4 Supplement, dated as of August 24, 2023, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee and securities intermediary (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 30, 2026)

10.4	Hertz Holdings Hertz
Amendment No. 1, dated as of April 24, 2026, to Series 2024-1 Supplement, dated as of July 26, 2024, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee and securities intermediary (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 30, 2026)

10.5	Hertz Holdings Hertz
Amendment No. 1, dated as of April 24, 2026, to Series 2024-2 Supplement, dated as of July 26, 2024, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee and securities intermediary (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 30, 2026)

10.6	Hertz Holdings Hertz
Amendment No. 1, dated as of April 24, 2026, to Series 2025-1 Supplement, dated as of March 12, 2025, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee and securities intermediary (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 30, 2026)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.7	Hertz Holdings Hertz
Amendment No. 1, dated as of April 24, 2026, to Series 2025-2 Supplement, dated as of March 12, 2025, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee and securities intermediary (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 30, 2026)

10.8	Hertz Holdings Hertz
Amendment No. 1, dated as of April 24, 2026, to Series 2025-3 Supplement, dated as of June 30, 2025, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee and securities intermediary (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 30, 2026)

10.9	Hertz Holdings Hertz
Amendment No. 1, dated as of April 24, 2026 to Series 2025-4 Supplement, dated as of June 30, 2025, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee and securities intermediary (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 30, 2026)

10.10	Hertz Holdings Hertz
Amendment No. 1, dated as of April 24, 2026, to Series 2025-5 Supplement, dated as of December 5, 2025, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee and securities intermediary (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 30, 2026)

10.11	Hertz Holdings Hertz
Amendment No. 1, dated as of April 24, 2026, to Series 2025-6 Supplement, dated as of December 5, 2025, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee and securities intermediary (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 30, 2026)

10.12	Hertz Holdings Hertz
Amendment No. 2, dated as of April 28, 2026, to Third Amended and Restated Series 2021-A Supplement, dated as of August 29, 2025, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 30, 2026)

10.13	Hertz Holdings Hertz
Amended and Restated Issuer Facility Agreement as amended and restated on April 28, 2026, by and among International Fleet Financing No. 2 B.V., Hertz Europe Limited, Credit Agricole Corporate and Investment Bank, certain committed note purchasers, conduit investors and funding agents named therein, and BNP Paribas Trust Corporation UK Limited (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 30, 2026)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
10.14	Hertz Holdings Hertz
Amended and Restated Master Definitions and Constructions Agreement as amended and restated on April 28, 2026,by and among International Fleet Financing No. 2 B.V., Hertz Automobielen Nederland B.V., Stuurgroep Fleet (Netherlands) B.V., Hertz France S.A.S., RAC Finance S.A.S., Hertz De Espana SLU, Stuurgroep Fleet (Netherlands) B.V. Sucursal en Espaῆa, Hertz Autovermietung GmbH, Hertz Fleet Limited, Eurotitrisation S.A., BNP Paribas, Italian Branch, BNP Paribas S.A., Hertz Italiana S.R.L., IFM SPV S.R.L., Hertz Fleet Italiana S.R.L., Hertz Belgium BV, Credit Agricole Corporate and Investment Bank, Hertz Europe Limited, The Hertz Corporation, BNP Paribas, Luxembourg Branch, TMF Administrative Services B.V., TMF France Management SARL, TMF France SAS, Interpath (France) SAS, BNP Paribas Trust Corporation UK Limited, BNP Paribas S.A., Dublin Branch, BNP Paribas S.A., Netherlands Branch, Banca Nazionale Del Lavoro S.P.A., Banca Finanziaria Internazionale S.P.A., Apex Financial Services (Trust Company) Limited, certain committed note purchasers, conduit investors and funding agents named therein, Hertz Holdings Netherlands 2 B.V. and Hertz International Limited (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on April 30, 2026)

10.15	Hertz Holdings Hertz	2021 Hertz Global Holdings, Inc. Severance Plan for Senior Executives, amended and restated as of April 8, 2026.†*
10.16	Hertz Holdings Hertz
Share Lending Agreement, dated June 24, 2026, by and between Hertz Global Holdings, Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 29, 2026)

10.17	Hertz Holdings Hertz
Series 2026-1 Supplement, dated as of May 28, 2026, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 2, 2026)

10.18	Hertz Holdings Hertz
Series 2026-2 Supplement, dated as of May 28, 2026, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on June 2, 2026)

10.19	Hertz Holdings Hertz	2026 Hertz Global Holdings, Inc. Change in Control Severance Plan for Senior Executives, adopted as of August 5, 2026.†*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	InIine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document)
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

Date:	August 6, 2026	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ SCOTT M. HARALSON
Scott M. Haralson Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)