Form 10-Q
period 2026-09-30
HERTZ GLOBAL HOLDINGS, INC; HERTZ CORP
filed 2026-11-05
CIK 1657853, 47129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Executive Office Address, Zip Code and Telephone Number				State of Incorporation	I.R.S. Employer Identification No.
001-37665	HERTZ GLOBAL HOLDINGS, INC.				Delaware	61-1770902
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

001-07541	THE HERTZ CORPORATION				Delaware	13-1938568
	8501 Williams Road,	Estero,	Florida	33928
	(239)	301-7000

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Hertz Global Holdings, Inc.	Common Stock	Par value $0.01 per share	HTZ	The Nasdaq Stock Market LLC
Hertz Global Holdings, Inc.	Warrants to purchase Common Stock	Each exercisable for one share of Hertz Global Holdings, Inc. common stock at an exercise price of $12.81 per share, subject to adjustment	HTZWW	The Nasdaq Stock Market LLC
The Hertz Corporation	None		None	None

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Class		Shares Outstanding as of	October 29, 2026
Hertz Global Holdings, Inc.	Common Stock,	par value $0.01 per share	357,465,791
The Hertz Corporation(1)	Common Stock,	par value $0.01 per share	100
			(1)(100% owned by Rental Car Intermediate Holdings, LLC)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$531	$565
Restricted cash and cash equivalents:
Vehicle	318	317
Non-vehicle	274	285
Total restricted cash and cash equivalents	592	602
Total cash and cash equivalents and restricted cash and cash equivalents	1,123	1,167
Receivables:
Vehicle	416	381
Non-vehicle, net of allowance of $100 and $91, respectively	878	729
Total receivables, net	1,294	1,110
Prepaid expenses and other assets	707	782
Revenue earning vehicles:
Vehicles	14,640	14,039
Less: accumulated depreciation	(1,673)	(1,513)
Total revenue earning vehicles, net	12,967	12,526
Property and equipment, net	497	566
Operating lease right-of-use assets	2,226	2,257
Intangible assets, net	2,887	2,858
Goodwill	1,045	1,045
Total assets(1)	$22,746	$22,311
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable:
Vehicle	$209	$342
Non-vehicle	663	517
Total accounts payable	872	859
Accrued liabilities	989	1,231
Accrued taxes, net	132	131
Debt:
Vehicle	11,958	11,629
Non-vehicle	5,953	5,425
Total debt	17,911	17,054
Public Warrants	72	222
Operating lease liabilities	2,260	2,275
Self-insured liabilities	633	648
Deferred income taxes, net	366	350
Total liabilities(1)	23,235	22,770
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 531,373,578 and 486,543,836 shares issued, respectively, and 356,561,534 and 311,731,792 shares outstanding, respectively	5	5
Treasury stock, at cost, 174,812,044 and 174,812,044 common shares, respectively	(3,430)	(3,430)
Additional paid-in capital	6,576	6,447
Retained earnings (Accumulated deficit)	(3,402)	(3,249)
Accumulated other comprehensive income (loss)	(238)	(232)
Total stockholders' equity (deficit)	(489)	(459)
Total liabilities and stockholders' equity (deficit)	$22,746	$22,311
(1)    Hertz Global Holdings, Inc.'s consolidated total assets as of September 30, 2026 and December 31, 2025 include total assets of variable interest entities (“VIEs”) of $1.4 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. Hertz Global Holdings, Inc.'s consolidated total liabilities as of September 30, 2026 and December 31, 2025 include total liabilities of VIEs of $1.4 billion and $1.3 billion, respectively, for which the creditors of the VIEs have no recourse to Hertz Global Holdings, Inc. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$2,617	$2,478	$7,017	$6,476
Expenses:
Direct vehicle and operating	1,547	1,454	4,345	4,122
Depreciation of revenue earning vehicles and lease charges, net	468	457	1,436	1,407
Non-vehicle depreciation and amortization	28	29	80	88
Selling, general and administrative	256	241	750	706
Interest expense, net:
Vehicle	163	161	474	453
Non-vehicle	88	86	292	445
Interest expense, net	251	247	766	898
Other (income) expense, net	5	3	6	14
(Gain) on sale of non-vehicle capital assets	—	(39)	(64)	(128)
Legal settlement	(6)	(154)	(6)	(154)
Change in fair value of Public Warrants	(19)	6	(150)	130
Total expenses	2,530	2,244	7,163	7,083
Income (loss) before income taxes	87	234	(146)	(607)
Income tax (provision) benefit	29	(50)	(7)	54
Net income (loss)	$116	$184	$(153)	$(553)

Weighted-average common shares outstanding:
Basic	320	311	317	309
Diluted	475	364	396	309
Earnings (loss) per common share:
Basic	$0.36	$0.59	$(0.48)	$(1.79)
Diluted	$0.20	$0.42	$(0.59)	$(1.79)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$116	$184	$(153)	$(553)
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(8)	(6)	47
Total comprehensive income (loss)	$120	$176	$(159)	$(506)

The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity (Deficit)
Balance as of:
December 31, 2024	—	$—	307	$5	$6,396	$(2,502)	$(316)	175	$(3,430)	$153
Net income (loss)	—	—	—	—	—	(443)	—	—	—	(443)
Other comprehensive income (loss)	—	—	—	—	—	—	15	—	—	15
Net settlement on vesting of restricted stock	—	—	1	—	(3)	—	—	—	—	(3)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
March 31, 2025	—	—	308	5	6,409	(2,945)	(301)	175	(3,430)	(262)
Net income (loss)	—	—	—	—	—	(294)	—	—	—	(294)
Other comprehensive income (loss)	—	—	—	—	—	—	40	—	—	40
Net settlement on vesting of restricted stock	—	—	2	—	(4)	—	—	—	—	(4)
Stock-based compensation charges	—	—	—	—	16	—	—	—	—	16
June 30, 2025	—	—	310	5	6,421	(3,239)	(261)	175	(3,430)	(504)
Net income (loss)	—	—	—	—	—	184	—	—	—	184
Other comprehensive income (loss)	—	—	—	—	—	—	(8)	—	—	(8)
Net settlement on vesting of restricted stock	—	—	1		(3)	—	—	—	—	(3)
Stock-based compensation charges	—	—	—	—	14	—	—	—	—	14
September 30, 2025	—	$—	311	$5	$6,432	$(3,055)	$(269)	175	$(3,430)	$(317)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited
(In millions)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Treasury Stock Amount	Total Stockholders' Equity (Deficit)
Balance as of:
December 31, 2025	—	$—	312	$5	$6,447	$(3,249)	$(232)	175	$(3,430)	$(459)
Net income (loss)	—	—	—	—	—	(333)	—	—	—	(333)
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	—	—	(4)
Net settlement on vesting of restricted stock	—	—	3	—	(7)	—	—	—	—	(7)
Stock-based compensation charges	—	—	—	—	17	—	—	—	—	17
March 31, 2026	—	—	315	5	6,457	(3,582)	(236)	175	(3,430)	(786)
Net income (loss)	—	—	—	—	—	64	—	—	—	64
Other comprehensive income (loss)	—	—	—	—	—	—	(6)	—	—	(6)
Net settlement on vesting of restricted stock	—	—	3	—	(6)	—	—	—	—	(6)
Stock-based compensation charges	—	—	—	—	21	—	—	—	—	21
Shares issued under the ATM Program	—	—	1	—	3	—	—	—	—	3
Share Lending Agreement(1)	—	—	37	—	82	—	—	—	—	82
June 30, 2026	—	—	356	5	6,557	(3,518)	(242)	175	(3,430)	(628)
Net income (loss)	—	—	—	—	—	116	—	—	—	116
Other comprehensive income (loss)	—	—	—	—	—	—	4	—	—	4
Net settlement on vesting of restricted stock	—	—	1	—	(1)	—	—	—	—	(1)
Stock-based compensation charges	—	—	—	—	18	—	—	—	—	18
Share Lending Agreement	—	—	—	—	2	—	—	—	—	2
September 30, 2026	—	$—	357	$5	$6,576	$(3,402)	$(238)	175	$(3,430)	$(489)
(1)    In June 2026, Hertz Global entered into the Share Lending Agreement, as defined and disclosed in Note 5, "Debt." The borrowed shares are excluded for purposes of basic and diluted earnings (loss) per share. Refer to Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for further details.
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(153)	$(553)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	1,600	1,585
Depreciation and amortization, non-vehicle	80	88
Amortization of deferred financing costs and debt discount (premium)	61	55
Accreted interest on Exchangeable Notes	27	6
Non-cash paid-in-kind ("PIK") interest on Exchangeable Notes	22	21
Stock-based compensation charges	56	46
Provision for receivables allowance	120	86
Deferred income taxes, net	10	(88)
(Gain) loss on sale of non-vehicle capital assets	(64)	(128)
Change in fair value of Public Warrants	(150)	130
Unrealized (gain) loss on financial instruments	(163)	72
Other	3	5
Changes in assets and liabilities:
Non-vehicle receivables	(274)	(22)
Prepaid expenses and other assets	(53)	(30)
Operating lease right-of-use assets	327	323
Non-vehicle accounts payable	117	43
Accrued liabilities	(246)	59
Accrued taxes, net	3	3
Operating lease liabilities	(311)	(304)
Self-insured liabilities	(12)	35
Net cash provided by (used in) operating activities	1,000	1,432
Cash flows from investing activities:
Revenue earning vehicles expenditures	(8,845)	(7,799)
Proceeds from disposal of revenue earning vehicles	6,778	5,970
Non-vehicle capital asset expenditures	(84)	(70)
Proceeds from disposal of non-vehicle capital assets	125	177
Return of (investment in) equity investments	(1)	—
Net cash provided by (used in) investing activities	(2,027)	(1,722)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	4,165	4,624
Repayments of vehicle debt	(3,825)	(4,285)
Proceeds from issuance of non-vehicle debt	2,621	1,831
Repayments of non-vehicle debt	(1,894)	(1,378)
Payment of financing costs	(66)	(68)
The accompanying notes are an integral part of these financial statements.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2026	2025
Purchase of Capped Call Transactions 2030, net	—	(38)
Proceeds from the issuance of stock, net	3	—
Other	(13)	(9)
Net cash provided by (used in) financing activities	991	677
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(8)	29
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(44)	416
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,167	1,133
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,123	$1,549

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$458	$400
Non-vehicle	355	349
Income taxes, net of refunds	29	54
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$122	$200
Sales of revenue earning vehicles included in vehicle receivables	330	347
Purchases of non-vehicle capital assets included in accounts payable	29	12
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	44	39

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In millions, except par value and share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$531	$565
Restricted cash and cash equivalents:
Vehicle	318	317
Non-vehicle	274	285
Total restricted cash and cash equivalents	592	602
Total cash and cash equivalents and restricted cash and cash equivalents	1,123	1,167
Receivables:
Vehicle	416	381
Non-vehicle, net of allowance of $100 and $91, respectively	878	729
Total receivables, net	1,294	1,110
Prepaid expenses and other assets	706	779
Revenue earning vehicles:
Vehicles	14,640	14,039
Less: accumulated depreciation	(1,673)	(1,513)
Total revenue earning vehicles, net	12,967	12,526
Property and equipment, net	497	566
Operating lease right-of-use assets	2,226	2,257
Intangible assets, net	2,887	2,858
Goodwill	1,045	1,045
Total assets(1)	$22,745	$22,308
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable:
Vehicle	$209	$342
Non-vehicle	663	517
Total accounts payable	872	859
Accrued liabilities	989	1,231
Accrued taxes, net	132	131
Debt:
Vehicle	11,958	11,629
Non-vehicle	6,035	5,425
Total debt	17,993	17,054
Operating lease liabilities	2,260	2,275
Self-insured liabilities	633	648
Deferred income taxes, net	367	353
Total liabilities(1)	23,246	22,551
Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value, 3,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	4,697	4,648
Retained earnings (Accumulated deficit)	(4,960)	(4,659)
Accumulated other comprehensive income (loss)	(238)	(232)
Total stockholder's equity (deficit)	(501)	(243)
Total liabilities and stockholder's equity (deficit)	$22,745	$22,308
(1)    The Hertz Corporation's consolidated total assets as of September 30, 2026 and December 31, 2025 include total assets of VIEs of $1.4 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. The Hertz Corporation's consolidated total liabilities as of September 30, 2026 and December 31, 2025 include total liabilities of VIEs of $1.4 billion and $1.3 billion, respectively, for which the creditors of the VIEs have no recourse to The Hertz Corporation. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.
The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$2,617	$2,478	$7,017	$6,476
Expenses:
Direct vehicle and operating	1,547	1,454	4,345	4,122
Depreciation of revenue earning vehicles and lease charges, net	468	457	1,436	1,407
Non-vehicle depreciation and amortization	28	29	80	88
Selling, general and administrative	256	241	748	706
Interest expense, net:
Vehicle	163	161	474	453
Non-vehicle	88	86	292	445
Interest expense, net	251	247	766	898
Other (income) expense, net	5	3	6	14
(Gain) on sale of non-vehicle capital assets	—	(39)	(64)	(128)
Legal settlement	(6)	(154)	(6)	(154)
Total expenses	2,549	2,238	7,311	6,953
Income (loss) before income taxes	68	240	(294)	(477)
Income tax (provision) benefit	30	(50)	(7)	54
Net income (loss)	$98	$190	$(301)	$(423)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$98	$190	$(301)	$(423)
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(8)	(6)	47
Total comprehensive income (loss)	$102	$182	$(307)	$(376)

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

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
Unaudited
(In millions, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder's Equity (Deficit)
Balance as of:
December 31, 2025	100	$—	$4,648	$(4,659)	$(232)	$(243)
Net income (loss)	—	—	—	(365)	—	(365)
Other comprehensive income (loss)	—	—	—	—	(4)	(4)
Stock-based compensation charges	—	—	17	—	—	17
Dividends paid to Hertz Holdings	—	—	(7)	—	—	(7)
March 31, 2026	100	—	4,658	(5,024)	(236)	(602)
Net income (loss)	—	—	—	(34)	—	(34)
Other comprehensive income (loss)	—	—	—	—	(6)	(6)
Stock-based compensation charges	—	—	21	—	—	21
Dividends paid to Hertz Holdings	—	—	(6)	—	—	(6)
June 30, 2026	100	—	4,673	(5,058)	(242)	(627)
Net income (loss)	—	—	—	98	—	98
Other comprehensive income (loss)	—	—	—	—	4	4
Stock-based compensation charges	—	—	18	—	—	18
Share Lending Agreement amortization	—	—	3	—	—	3
Contributions from Hertz Holdings	—	—	3	—	—	3
September 30, 2026	100	$—	$4,697	$(4,960)	$(238)	$(501)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(301)	$(423)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and reserves for revenue earning vehicles, net	1,600	1,585
Depreciation and amortization, non-vehicle	80	88
Amortization of deferred financing costs and debt discount (premium)	61	55
Accreted interest on Exchangeable Notes	27	6
Non-cash PIK interest on Exchangeable Notes	22	21
Stock-based compensation charges	56	46
Provision for receivables allowance	120	86
Deferred income taxes, net	10	(88)
(Gain) loss on sale of non-vehicle capital assets	(64)	(128)
Unrealized (gain) loss on financial instruments	(163)	72
Other	2	6
Changes in assets and liabilities:
Non-vehicle receivables	(274)	(22)
Prepaid expenses and other assets	(54)	(28)
Operating lease right-of-use assets	327	323
Non-vehicle accounts payable	117	43
Accrued liabilities	(246)	59
Accrued taxes, net	3	3
Operating lease liabilities	(311)	(304)
Self-insured liabilities	(12)	35
Net cash provided by (used in) operating activities	1,000	1,435
Cash flows from investing activities:
Revenue earning vehicles expenditures	(8,845)	(7,799)
Proceeds from disposal of revenue earning vehicles	6,778	5,970
Non-vehicle capital asset expenditures	(84)	(70)
Proceeds from disposal of non-vehicle capital assets	125	177
Return of (investment in) equity investments	(1)	—
Net cash provided by (used in) investing activities	(2,027)	(1,722)
Cash flows from financing activities:
Proceeds from issuance of vehicle debt	4,165	4,624
Repayments of vehicle debt	(3,825)	(4,285)
Proceeds from issuance of non-vehicle debt	2,621	1,831
Repayments of non-vehicle debt	(1,894)	(1,378)
Payment of financing costs	(66)	(68)
Purchase of Capped Call Transactions 2030, net	—	(38)

The accompanying notes are an integral part of these financial statements.

THE HERTZ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Nine Months Ended September 30,
	2026	2025
Dividends paid to Hertz Holdings	(13)	(11)
Contributions from (distributions to) affiliates, net	3	—
Net cash provided by (used in) financing activities	991	675
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(8)	29
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents during the period	(44)	417
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,167	1,132
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,123	$1,549

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized:
Vehicle	$458	$400
Non-vehicle	355	349
Income taxes, net of refunds	29	54
Supplemental disclosures of non-cash information:
Purchases of revenue earning vehicles included in accounts payable, net of incentives	$122	$200
Sales of revenue earning vehicles included in vehicle receivables	330	347
Purchases of non-vehicle capital assets included in accounts payable	29	12
Revenue earning vehicles and non-vehicle capital assets acquired through finance lease	44	39

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

This Quarterly Report on Form 10-Q ("Quarterly Report") combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2026 of Hertz Global and Hertz. Hertz Global consolidates Hertz for financial statement purposes and, therefore, disclosures that relate to activities of Hertz also apply to Hertz Global. In the sections that combine disclosure of Hertz Global and Hertz, this Quarterly Report refers to actions as being actions of the Company, or Hertz Global, which is appropriate because the business is one enterprise and Hertz Global operates the business through Hertz. When appropriate, Hertz Global and Hertz are named specifically for their individual disclosures and any significant differences between the operations and results of Hertz Global and Hertz are separately disclosed and explained.

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

Segment Information

The Oro Mobility transactions, as further disclosed in Note 15, "Subsequent Events," along with the implementation of the Company's new Platform Operating Model, as defined in Note 15, "Subsequent Events," are expected to impact the Company's operating and reportable segments. As a result, the Company expects to revise its reportable segments effective in the fourth quarter of 2026.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Effective in the first quarter of 2026, the Company revised its definition of Adjusted EBITDA, the Company's measure of segment profitability, to better reflect the Company's chief operating decision maker's ("CODM") view of ongoing operations and assessment of the Company's operational performance. The presentation of the prior periods has been recast to conform to the current period presentation. See Note 14, "Segment Information," for further information.

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

Recently Issued Accounting Pronouncements

Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (the "FASB") issued guidance to enhance disclosures related to, among other items, specified information about certain costs and expenses for commonly presented expense captions included in the financial statements. The guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, using either a prospective or retrospective transition method. Early adoption is permitted. The Company expects to adopt the guidance when it becomes effective, and the Company further expects that adoption of the guidance will result in expanded disclosures with no material impact on its consolidated financial statements. The Company is in the process of determining the method of adoption.

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued guidance to modernize the accounting for internal-use software costs. The guidance removes references to prescriptive and sequential software development stages, and requires an entity to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance also specifies that disclosures in Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 3—Divestitures

Sale-Leasebacks of Non-Vehicle Capital Assets

In the second quarter of 2026, the Company sold and leased back certain real estate associated with sites in its Americas RAC segment. The table below reflects the results of these transactions ($ in millions), in which a total pre-tax gain of $64 million was recognized on the sales and is included in the (Gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026.

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
(1)    Recorded in (Gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026.
(2)    The sale qualified for sale-leaseback accounting and is accounted for as an operating lease.
(3)    Includes the sales of an airport rental location and operating sites.
(4)    The land portions of the sales qualified for sale-leaseback accounting and are accounted for as operating leases. The buildings portions of the sales, inclusive of site improvements, did not meet the criteria for a sale and are considered financial liabilities. The financial liabilities are classified as other non-vehicle debt and recorded in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026.

The Company expects to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2026.

In June 2025, the Company sold and leased back certain land and buildings, inclusive of site improvements, associated with operating sites in its Americas RAC segment. The Company recognized a total pre-tax gain of $89 million on the sales, which is included in (Gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025. The land portions of the sales qualified for sale-leaseback accounting, and were accounted for as operating leases with then expected terms of 40 years, inclusive of extensions the Company intends to exercise. The Company accounted for $6 million of proceeds associated with the buildings portion of the sales as financial liabilities, as the criteria for a sale were not met. The financial liabilities are classified as other non-vehicle debt and included in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

In July 2025, the Company sold and leased back certain real estate associated with two operating sites in its Americas RAC segment. The Company recognized a pre-tax gain of $39 million on the sales, which is included in (Gain) on sale of non-vehicle capital assets in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025. The sales qualified for sale-leaseback accounting, in which the leasebacks were classified as operating leases with then expected terms of 50 years, inclusive of extensions the Company currently intends to exercise, and 15 years, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 4—Revenue Earning Vehicles

The components of revenue earning vehicles, net are as follows:

(In millions)	September 30, 2026	December 31, 2025
Revenue earning vehicles	$14,548	$13,848
Less accumulated depreciation	(1,673)	(1,513)
	12,875	12,335
Revenue earning vehicles held for sale, net(1)	92	191
Revenue earning vehicles, net	$12,967	$12,526
(1)    Represents the carrying amount of non-program vehicles classified as held for sale as of the respective balance sheet date.

Depreciation of revenue earning vehicles and lease charges, net includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Depreciation of revenue earning vehicles	$410	$420	$1,299	$1,317
(Gain) loss on disposal of revenue earning vehicles(1)	19	4	47	25
Rents paid for vehicles leased	39	33	90	65
Depreciation of revenue earning vehicles and lease charges, net	$468	$457	$1,436	$1,407
(1)    Includes costs associated with the sales of vehicles of $38 million and $140 million for the three and nine months ended September 30, 2026, respectively. Includes costs associated with the sales of vehicles of $49 million and $203 million for the three and nine months ended September 30, 2025, respectively.

Note 5—Debt

The Company's debt, including its credit facilities, consists of the following ($ in millions) as of September 30, 2026 and December 31, 2025:

Facility	Weighted-Average Interest Rate as of September 30, 2026	Fixed or Floating Interest Rate	Maturity	September 30, 2026	December 31, 2025
Non-Vehicle Debt
First Lien RCF	7.42%	Floating	3/2028	$750	$395
Term B Loan	7.58%	Floating	6/2028	1,232	1,242
Incremental Term B Loan	7.57%	Floating	6/2028	486	490
Term C Loan	7.58%	Floating	6/2028	245	245
First Lien Senior Notes	12.63%	Fixed	7/2029	1,250	1,250
Exchangeable First Lien Notes Due 2030(1)	6.75%	Fixed	7/2030	380	—
Exchangeable Notes Due 2029(2)	8.00%	Fixed	7/2029	294	271
Exchangeable Notes Due 2030(3)	5.50%	Fixed	10/2030	425	425
Senior Notes Due 2026(4)	4.63%	Fixed	12/2026	199	200
Senior Notes Due 2029	5.00%	Fixed	12/2029	1,000	1,000
Other Non-Vehicle Debt(5)(6)	7.48%	Fixed	Various	12	6
Fair Value of the Exchange Features 2029(7)	N/A	N/A	N/A	13	78

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of September 30, 2026	Fixed or Floating Interest Rate	Maturity	September 30, 2026	December 31, 2025
Fair Value of the Exchange Feature 2030(8)	N/A	N/A	N/A	11	54
Fair Value of the First Lien Exchangeable Feature 2030(9)	N/A	N/A	N/A	68	—
Unamortized Debt Issuance Costs(10) and Net (Discount) Premium(11)(12)				(330)	(231)
Total Non-Vehicle Debt - Hertz				6,035	5,425
Unamortized Debt Issuance Cost - Share Lending Agreement(13)				(82)	—
Total Non-Vehicle Debt - Hertz Global				5,953	5,425
Vehicle Debt
HVF III U.S. ABS Program
HVF III U.S. Vehicle Variable Funding Notes
HVF III Series 2021-A Class A(14)	5.43%	Floating	5/2028	877	1,237
HVF III Series 2021-A Class B(14)	9.28%	Fixed	8/2027	300	300
				1,177	1,537
HVF III U.S. Vehicle Medium Term Notes
HVF III Series 2021-2(14)	2.12%	Fixed	12/2026	1,000	2,000
HVF III Series 2022-2(14)	2.78%	Fixed	6/2027	750	750
HVF III Series 2022-5(14)	4.67%	Fixed	9/2027	381	364
HVF III Series 2023-1(14)	N/A	N/A	N/A	—	500
HVF III Series 2023-2(14)	6.52%	Fixed	9/2028	314	300
HVF III Series 2023-3(14)	6.46%	Fixed	2/2027	417	500
HVF III Series 2023-4(14)	6.88%	Fixed	3/2029	524	500
HVF III Series 2024-1(14)	6.21%	Fixed	1/2028	393	375
HVF III Series 2024-2(14)	6.31%	Fixed	1/2030	393	375
HVF III Series 2025-1(14)	5.62%	Fixed	9/2028	524	500
HVF III Series 2025-2(14)	5.92%	Fixed	9/2030	524	500
HVF III Series 2025-3(14)	5.81%	Fixed	12/2028	393	375
HVF III Series 2025-4(14)	6.21%	Fixed	12/2030	325	310
HVF III Series 2025-5(14)	5.32%	Fixed	5/2029	472	450
HVF III Series 2025-6(14)	5.65%	Fixed	5/2031	577	550
HVF III Series 2026-1(14)	5.74%	Fixed	11/2029	500	—
HVF III Series 2026-2(14)	6.12%	Fixed	11/2031	500	—
HVF III Series 2026-3(14)	6.10%	Fixed	2/2030	358	—
HVF III Series 2026-4(14)	6.53%	Fixed	2/2032	477	—
				8,822	8,349
Vehicle Debt - Other
European ABS(14)	4.89%	Floating	4/2028	1,047	965
Hertz Canadian Securitization(14)	4.07%	Floating	4/2028	406	307
Australian Securitization(14)	6.00%	Floating	9/2028	236	228
New Zealand RCF	5.79%	Floating	8/2028	62	64
U.K. ABS	5.56%	Floating	3/2028	137	109

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

Facility	Weighted-Average Interest Rate as of September 30, 2026	Fixed or Floating Interest Rate	Maturity	September 30, 2026	December 31, 2025
Other Vehicle Debt(15)	6.21%	Floating	10/2026 - 8/2028	140	120
				2,028	1,793
Unamortized Debt Issuance Costs and Net (Discount) Premium				(69)	(50)
Total Vehicle Debt - Hertz and Hertz Global				11,958	11,629
Total Debt - Hertz				$17,993	$17,054
Total Debt - Hertz Global				$17,911	$17,054
(1)    The effective interest rate of the Exchangeable First Lien Notes Due 2030, as defined and disclosed below, inclusive of the bifurcated First Lien Exchangeable Feature 2030, as defined and disclosed below, and PIK interest, was approximately 17.5% as of September 30, 2026.
(2)    The effective interest rate of the Exchangeable Notes Due 2029, inclusive of the bifurcated Exchange Features 2029, as defined and disclosed in Note 11, "Fair Value Measurements," and PIK interest, was approximately 17.0% and 16.4% as of September 30, 2026 and December 31, 2025, respectively.
(3)    The effective interest rate of the Exchangeable Notes Due 2030, inclusive of the bifurcated Exchange Feature 2030, as defined and disclosed in Note 11, "Fair Value Measurements," was approximately 12.0% as of September 30, 2026 and December 31, 2025.
(4)    In December 2025, Hertz redeemed $300 million aggregate principal outstanding.
(5)    Other non-vehicle debt is comprised of financial liabilities recognized from the sales of certain non-vehicle capital assets in the second quarters of 2026 and 2025, as disclosed in Note 3, "Divestitures."
(6)    Reflects the effective interest rate of other non-vehicle debt.
(7)    Reflects the fair value of the Exchange Features 2029, as defined and disclosed in Note 11, "Fair Value Measurements."
(8)    Reflects the fair value of the Exchange Feature 2030, as defined and disclosed in Note 11, "Fair Value Measurements."
(9)    Reflects the fair value of the First Lien Exchangeable Feature 2030, as disclosed in Note 11, "Fair Value Measurements."
(10)    Includes unamortized debt issuance costs of $6 million and $8 million associated with the Exchangeable Notes Due 2029 as of September 30, 2026 and December 31, 2025, respectively. Also, includes $17 million and $20 million of unamortized debt issuance costs associated with the Exchangeable Notes Due 2030 as of September 30, 2026 and December 31, 2025, respectively. Additionally, includes unamortized debt issuance costs, exclusive of the Share Lending Agreement, of $14 million associated with the Exchangeable First Lien Notes Due 2030 as of September 30, 2026.
(11)    Includes $83 million and $79 million as of September 30, 2026 and December 31, 2025, respectively, of unamortized debt discounts associated with the initial recognition of the Exchange Features 2029, as defined and disclosed in Note 11, "Fair Value Measurements." Also, includes $103 million as of September 30, 2026 and December 31, 2025, of unamortized debt discount associated with the initial recognition of the Exchange Feature 2030, as defined and disclosed in Note 11, "Fair Value Measurements." Additionally, includes $123 million as of September 30, 2026, of unamortized debt discount associated with the initial recognition of the First Lien Exchangeable Feature 2030, including the amount recognized in association with the Greenshoe Option as defined and further disclosed below and in Note 11, "Fair Value Measurements."
(12)    Includes $4 million of unamortized debt discount associated with the Exchangeable Notes Due 2029 as of September 30, 2026 and December 31, 2025.
(13)    Reflects the initial fair value of the Share Lending Agreement entered into concurrently with the Exchangeable First Lien Notes Due 2030, which is amortized over the term of the Exchangeable First Lien Notes Due 2030 using the effective interest method.
(14)    Maturity reference is to the earlier "expected final maturity date" as opposed to the subsequent "legal final maturity date." The expected final maturity date is the date by which Hertz and investors in the relevant indebtedness originally expect the outstanding principal of the relevant indebtedness to be repaid in full. The legal final maturity date is the date on which the outstanding principal of the relevant indebtedness is legally due and payable in full.
(15)    Other vehicle debt is primarily comprised of $100 million and $105 million in finance lease obligations as of September 30, 2026 and December 31, 2025, respectively.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Non-Vehicle Debt
Exchangeable Notes Due 2029

In June 2024, Hertz issued $250 million in aggregate principal amount of 8.000% Exchangeable Senior Second-Lien Secured PIK Notes due 2029 (the "Exchangeable Notes Due 2029"). The Exchangeable Notes Due 2029 bear PIK interest payable semi-annually in arrears on January 15 and July 15 (the "Semi-annual PIK Event"), which began in January 2025, where PIK interest increases the principal amount of the Exchangeable Notes Due 2029 upon each Semi-annual PIK Event. In connection with the Semi-annual PIK Event in each of the first and third quarters of 2026, the Company increased the principal amount of the Exchangeable Notes Due 2029 by $11 million.

Additionally, for each Semi-annual PIK Event, the Company bifurcates an associated embedded derivative (the "Exchange Feature 2029 PIK") from the Exchangeable Notes Due 2029 for accounting purposes utilizing applicable guidance. As a result of the Semi-annual PIK Event in the first quarter of 2026, the Company recognized an additional debt discount of $4 million within Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026, representing its initial fair value. Refer to Note 11, "Fair Value Measurements," for further details.

The net carrying amount of the Exchangeable Notes Due 2029 consists of the following as of:

(In millions)	September 30, 2026	December 31, 2025
Principal	$250	$250
Non-cash PIK interest	44	21
Unamortized debt discounts and issuance costs(1)	(10)	(12)
Unamortized discounts associated with the Exchange Features 2029(2)	(61)	(67)
Fair value of the Exchange Features 2029(3)	13	78
Net carrying amount	$236	$270
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
(3)    As defined and further disclosed in Note 11, "Fair Value Measurements."

Interest expense recognized for the Exchangeable Notes Due 2029 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Non-cash PIK interest	$6	$6	$17	$16
Amortization of debt discounts and issuance costs	—	—	2	1
Accretive interest	3	2	10	6
(Gain) loss on fair value of the Exchange Features 2029(1)	(13)	(38)	(69)	73
Total	$(4)	$(30)	$(40)	$96
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

The net carrying amount of the Exchangeable Notes Due 2030 consists of the following as of:

(In millions)	September 30, 2026	December 31, 2025
Principal	$425	$425
Unamortized debt issuance costs(1)	(17)	(20)
Unamortized discounts associated with the Exchange Feature 2030(2)	(87)	(99)
Fair value of the Exchange Feature 2030(3)	11	54
Net carrying amount	$332	$360
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
(3)    As defined and further disclosed in Note 11, "Fair Value Measurements."

Interest expense recognized for the Exchangeable Notes Due 2030 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Contractual interest expense	$6	$—	$18	$—
Amortization of debt issuance costs	1	—	3	—
Accretive interest	4	—	12	—
(Gain) loss on fair value of the Exchange Feature 2030(1)	(10)	1	(43)	1
Total	$1	$1	$(10)	$1
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

Upon issuance, the Company bifurcated the First Lien Exchangeable Feature 2030 from the Exchangeable First Lien Notes Due 2030 for accounting purposes utilizing applicable guidance, and recognized a debt discount of $115 million, representing the initial fair value. In July 2026, in connection with the Greenshoe Option, an additional $8 million of the First Lien Exchangeable Feature 2030 was bifurcated for accounting purposes utilizing applicable guidance. The debt discounts are recognized within Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026. As of September 30, 2026, the fair value of the First Lien Exchangeable Feature 2030 was $68 million. Refer to Note 11, "Fair Value Measurements," for further details.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The Share Lending Agreement qualified for equity classification, and, as such, Hertz Global recognized a debt issuance cost of $85 million, representing the initial fair value of the Share Lending Agreement, as determined by the market value of the Borrowed Shares as of the closing date of the Share Lending Agreement. As of September 30, 2026, the fair value of the Borrowed Shares was $62 million, as determined by the market value of the Borrowed Shares as of such date. The shares borrowed under the Share Lending Agreement are excluded from the calculation of basic and diluted earnings (loss) per share. Refer to Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for further details.

The net carrying amount of the Exchangeable First Lien Notes Due 2030 consists of the following as of:

(In millions)	September 30, 2026
Principal	$380
Unamortized debt issuance costs(1)	(14)
Unamortized discounts associated with the First Lien Exchangeable Feature 2030(2)	(118)
Fair value of the First Lien Exchangeable Feature 2030(3)	68
Net carrying amount - Hertz	316
Unamortized debt issuance cost - Share Lending Agreement(4)	(82)
Net carrying amount - Hertz Global	$234
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
(3)    As further disclosed in Note 11, "Fair Value Measurements."
(4)    The initial fair value of the Share Lending Agreement is recognized by Hertz Global as a debt issuance cost of the Exchangeable First Lien Notes Due 2030 and is amortized to non-vehicle interest expense over the term of the Exchangeable First Lien Notes Due 2030 using the effective interest method.

Interest expense recognized for the Exchangeable First Lien Notes Due 2030 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Non-cash PIK interest	$7	$—	$7	$—
Amortization of debt discounts and issuance costs	1	—	1	—
Amortization of debt discounts and issuance costs - Share Lending Agreement	3	—	3	—
Accretive interest	5	—	5	—
(Gain) loss on fair value of the First Lien Exchangeable Feature 2030(1)	(50)	—	(55)	—
Total	$(34)	$—	$(39)	$—
(1)    As further disclosed in Note 11, "Fair Value Measurements."

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

In November 2026, HVF III amended the HVF III Series 2021-A Notes to extend the maturity date of the Class B Notes to November 2028, as further disclosed in Note 15, "Subsequent Events."

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

In August 2026, HVF III issued the Series 2026-3 Notes (Class A, Class B, Class C, Class D and Class E) and Series 2026-4 Notes (Class A, Class B, Class C, Class D and Class E) in aggregate principal amounts of $375 million and $500 million with maturity dates of February 2030 and February 2032, respectively. In addition, at the time of issuance, Hertz, an affiliate of HVF III, purchased the Class E Notes of the Series 2026-3 Notes and the Series 2026-4 Notes in aggregate principal amounts of $17 million and $23 million, respectively.

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

New Zealand RCF

In August 2026, Hertz New Zealand Holdings, an indirect wholly-owned subsidiary of Hertz, amended the New Zealand RCF to extend the maturity date to August 2028. The aggregate maximum principal of the New Zealand RCF is NZD$150 million until April 2027 and thereafter is NZD$130 million until August 2028, after giving effect to terms of the amendment.

Maturities

The table below reflects the nominal amounts of the Company's debt maturities for each of the years ending December 31 as of September 30, 2026.

(In millions)	Total	2026	2027	2028	2029	2030	After 2030
Exchangeable Notes Due 2029	$294	$—	$—	$—	$294	$—	$—
Exchangeable Notes Due 2030	425	—	—	—	—	425	—
Exchangeable First Lien Notes Due 2030	380	—	—	—	—	380	—
Other Non-Vehicle Debt	5,174	203	18	2,691	2,250	—	12
Total Non-Vehicle Debt	6,273	203	18	2,691	2,544	805	12
Vehicle Debt	12,027	1,272	2,020	4,427	1,721	1,130	1,457
Total	$18,300	$1,475	$2,038	$7,118	$4,265	$1,935	$1,469

Borrowing Capacity and Availability

Borrowing capacity and availability come from the Company's revolving credit facilities, which are a combination of variable funding asset-backed securitization facilities, cash-flow based revolving credit facilities and the First Lien RCF. Creditors under each such asset-backed securitization facility have a claim on a specific pool of assets as collateral. With respect to each such asset-backed securitization facility, the Company refers to the amount of debt it can borrow given a certain pool of assets as the borrowing base.

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

The following facilities were available to the Company as of September 30, 2026 and are presented net of any outstanding letters of credit:

(In millions)	Remaining Capacity	Availability Under Borrowing Base Limitation
Non-Vehicle Debt
First Lien RCF	$415	$415
Total Non-Vehicle Debt	415	415
Vehicle Debt
HVF III Series 2021-A	2,363	—
European ABS	570	—
Hertz Canadian Securitization	35	—
Australian Securitization	45	—
New Zealand RCF	23	—
U.K. ABS	148	—
Other Vehicle Debt	15	—
Total Vehicle Debt	3,199	—
Total	$3,614	$415
Letters of Credit

As of September 30, 2026, there were outstanding letters of credit totaling $1.1 billion comprised primarily of $500 million issued under the First Lien RCF, $326 million of various unsecured letter of credit facilities ("Standby LCs") and $245 million issued under the Term C Loan. As of September 30, 2026, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for the Company's asset-backed securitization facilities and to support the Company's insurance programs, as well as to support the Company's vehicle rental concessions and leaseholds. As of September 30, 2026, none of the issued letters of credit have been drawn upon.

The Standby LCs provide that, at Hertz's option and under the terms of the facilities, Hertz may request letters of credit be issued for itself and on behalf of certain of its subsidiaries up to the committed amounts of the facilities. During the nine months ended September 30, 2026, Hertz increased the amounts committed under its Standby LCs by approximately $300 million, in which approximately $200 million occurred in February 2026.

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

The Company has a 25% ownership interest in IFF No. 2, whose sole purpose is to provide commitments to lend under the European ABS in various currencies, subject to borrowing bases comprised of revenue earning vehicles and related assets of certain of Hertz International, Ltd.'s subsidiaries. IFF No. 2 is a VIE, and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of IFF No. 2 are included in the accompanying unaudited condensed consolidated financial statements. As of September 30, 2026 and December 31, 2025, IFF No. 2 had total assets of $1.2 billion and $1.1 billion, respectively, comprised primarily of intercompany receivables, and total liabilities of $1.2 billion and $1.1 billion, respectively, comprised primarily of debt.

The Company incorporates HFF as a special-purpose orphan entity. HFF provides a vehicle financing facility for the Company's vehicle rental fleet in the U.K. through the U.K. ABS. HFF is a VIE, and the Company is the primary beneficiary; therefore, the assets, liabilities and results of operations of HFF are included in the accompanying unaudited condensed consolidated financial statements. As of September 30, 2026 and December 31, 2025, HFF had total assets of $178 million and $135 million, respectively, comprised primarily of intercompany receivables, and total liabilities of $178 million and $135 million, respectively, comprised primarily of debt.

Covenant Compliance

The First Lien Credit Agreement requires Hertz to comply with the following financial covenant: a First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. Hertz is also subject to a minimum liquidity covenant, which requires $400 million for each month ending in the second and third quarters of the calendar year and $500 million for each month ending in the first and fourth quarter of the calendar year. As of September 30, 2026, Hertz was in compliance with the First Lien Ratio and the minimum liquidity covenant.

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

As of September 30, 2026, the Company was in compliance with all covenants under the terms of the agreements governing the respective Corporate Indebtedness.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 6—Revenues and Costs from Leases

The Company recognizes two types of revenue: (i) revenue from leases and (ii) revenue from contracts with customers.

The Company's operating leases for vehicle rentals have rental periods that are typically short term in nature. Rental charges are computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. In connection with the vehicle rental, the Company offers supplemental equipment rentals (e.g., child seats and ski racks) which are deemed lease components. The Company also offers value-added services in connection with the vehicle rental, which are deemed non-lease components, such as loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and satellite radio. Additionally, the Company charges for variable services primarily consisting of tolls, refueling and recharging and collections for vehicle damage during the rental period. The Company combines lease and non-lease components in its contracts under ASC Topic 842, Leases ("Topic 842"), when permissible.

The Company recognizes other revenues from contracts with its customers under ASC Topic 606, Revenue from Contracts with Customers ("Topic 606"), which primarily consist of fees generated from franchise agreements and revenues associated with the Company's retail car sales operations.

The following table summarizes the amount of operating lease income and other income sources included in total revenues in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Operating lease income from vehicle rentals	$2,359	$2,232	$6,290	$5,846
Variable operating lease income	173	170	514	440
Revenues from leases accounted for under Topic 842	2,532	2,402	6,804	6,286
Other revenues accounted for under Topic 606	85	76	213	190
Total revenues	$2,617	$2,478	$7,017	$6,476

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
(3)    The land portions of the sales qualified for sale-leaseback accounting and are accounted for as operating leases. The buildings portions of the sales, inclusive of site improvements, did not meet the criteria for a sale and are considered financial liabilities. The financial liabilities are classified as other non-vehicle debt and recorded in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026.

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

The following summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases as a lessee as of September 30, 2026:

Weighted-average remaining lease term (in years)	11.3
Weighted-average discount rate	14.00%

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the Company's minimum fixed lease obligations under existing agreements as a lessee, excluding variable concession obligations in excess of minimum annual guarantees and short-term leases, as of September 30, 2026:

(In millions)
Remainder 2026	$172
2027	629
2028	527
2029	450
2030	328
After 2030	2,944
Total lease payments	5,050
Interest	(2,790)
Operating lease liabilities as of September 30, 2026	$2,260

Note 7—Income Tax (Provision) Benefit

Hertz Global

For the three months ended September 30, 2026, Hertz Global recorded a tax benefit of $29 million, which resulted in an effective tax rate of (33)%. For the three months ended September 30, 2025, Hertz Global recorded a tax provision of $50 million, which resulted in an effective tax rate of 21%.

The change in taxes for the three months ended September 30, 2026 compared to the same period in 2025 was driven primarily by decreases in valuation allowances on deferred tax assets and lower pretax results.

For the nine months ended September 30, 2026, Hertz Global recorded a tax provision of $7 million, which resulted in an effective tax rate of (5)%. For the nine months ended September 30, 2025, Hertz Global recorded a tax benefit of $54 million, which resulted in an effective tax rate of 9%.

The change in taxes in the nine months ended September 30, 2026 compared to the same period in 2025 was driven primarily by lower pretax losses and increases in valuation allowances on deferred tax assets, partially offset by the nontaxable year-over-year fluctuations in the fair value adjustments of Public Warrants.

Hertz

For the three months ended September 30, 2026, Hertz recorded a tax benefit of $30 million, which resulted in an effective tax rate of (44)%. For the three months ended September 30, 2025, Hertz recorded a tax provision of $50 million, which resulted in an effective tax rate of 21%.

The change in taxes for the three months ended September 30, 2026 compared to the same period in 2025 was driven primarily by lower pretax income and decreases in valuation allowances on deferred tax assets.

For the nine months ended September 30, 2026, Hertz recorded a tax provision of $7 million, which resulted in an effective tax rate of (3)%. For the nine months ended September 30, 2025, Hertz recorded a tax benefit of $54 million, which resulted in an effective tax rate of 11%.

The change in taxes in the nine months ended September 30, 2026 compared to the same period in 2025 was driven primarily by lower pretax losses and increases in valuation allowances on deferred tax assets.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 8—Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global

Public Warrants

As of September 30, 2026, approximately 82,700,000 Public Warrants remain outstanding with an exercise price of $12.81. There have been approximately 6,300,000 Public Warrants exercised since their original issuance in June 2021. The Public Warrants are recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. See Note 11, "Fair Value Measurements."

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

At-the-Market ("ATM") Equity Offering Program

In May 2025, Hertz Global filed a Registration Statement on Form S-3 as well as a prospectus supplement covering the offering, issuance and sale of up to a maximum aggregate offering price of $250 million of shares of Hertz Global common stock, par value $0.01 per share, that may be issued and sold from time to time under an equity distribution agreement with various banking institutions, acting as the Company's agents, through an ATM offering program (the "ATM Program"). During the three months ended September 30, 2026, no shares of Hertz Global common stock were sold under the ATM Program. As of September 30, 2026, approximately $247 million worth of shares of Hertz Global common stock remained available under the ATM Program.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)(1)	2026	2025	2026	2025
Numerator:
Net income (loss) available to Hertz Global common stockholders, basic	$116	$184	$(153)	$(553)
Impact of Exchangeable Notes Due 2029	(4)	(30)	(41)	—
Impact of Exchangeable Notes Due 2030	1	—	—	—
Impact of Exchangeable First Lien Notes Due 2030	(20)	—	(38)	—
Net income (loss) available to Hertz Global common stockholders, diluted	$94	$154	$(232)	$(553)
Denominator:
Basic weighted-average common shares outstanding	320	311	317	309
Dilutive effect of stock options, RSUs and PSUs	2	12	—	—
Dilutive effect of Exchangeable Notes Due 2029	44	41	43	—
Dilutive effect of Exchangeable Notes Due 2030	46	—	—	—
Dilutive effect of Exchangeable First Lien Notes Due 2030(2)	63	—	36	—
Diluted weighted-average common shares outstanding	475	364	396	309
Antidilutive:
Antidilutive Public Warrants	89	83	89	83
Antidilutive stock options, RSUs and PSUs	27	5	20	17
Antidilutive shares related to Exchangeable Notes Due 2029	—	—	—	40
Antidilutive shares related to Exchangeable Notes Due 2030	—	1	46	—
Total antidilutive	116	88	155	140
Earnings (loss) per common share:
Basic	$0.36	$0.59	$(0.48)	$(1.79)
Diluted	$0.20	$0.42	$(0.59)	$(1.79)
(1)    This table is denoted in millions, excluding earnings (loss) per common share. Amounts are calculated from the underlying numbers in thousands and in full shares, and, as a result, may not agree to the amounts shown in the table when calculated in millions.
(2)    The Exchangeable First Lien Notes Due 2030 are subject to a limitation as to the number of shares of Hertz Global common stock that may be issued upon the exchange of the Exchangeable First Lien Notes Due 2030, unless and until the shareholders of Hertz Global approve the issuance, as further disclosed in Note 5, "Debt."

Note 9—Stock-Based Compensation

The stock-based compensation expense associated with the Hertz Holdings stock-based compensation plans is pushed down from Hertz Global and recorded at Hertz. In 2021, Hertz Global's Board of Directors (the "Board") approved the Hertz Global Holdings, Inc. 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan"). As of September 30, 2026, 24,104,426 shares of the Company's common stock were authorized and remain available for future grants under the 2021 Omnibus Plan. Vesting of the outstanding equity awards is also subject to accelerated vesting as set forth in the 2021 Omnibus Plan.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
A summary of the total employee compensation expense and related income tax benefits recognized for grants made under the 2021 Omnibus Plan is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Employee compensation expense	$18	$14	$55	$45
Income tax (benefit) expense	—	(2)	—	(5)
Employee compensation expense, net	$18	$12	$55	$40

As of September 30, 2026, there was $102 million of total unrecognized employee compensation expense expected to be recognized over the remaining 1.4 years, on a weighted average basis, of the requisite service period that began on the grant dates of the outstanding awards.

Stock Options and Stock Appreciation Rights

A summary of stock option activity under the 2021 Omnibus Plan for the nine months ended September 30, 2026 is presented below.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2026(1)	1,158,270	$26.17	5.8	$—
Granted	—	$—	0.0	$—
Exercised	—	$—	0.0	$—
Forfeited or Expired	(85,080)	$26.17	0.0	$—
Outstanding as of September 30, 2026	1,073,190	$26.17	4.7	$—
Exercisable as of September 30, 2026	(1,073,190)	$26.17	4.7	$—
Non-vested as of September 30, 2026	—
(1)    All shares outstanding as of January 1, 2026 were vested.

Performance Stock Awards ("PSAs"), Performance Stock Units ("PSUs") and Performance Units ("PUs")

A summary of the PSU activity for the nine months ended September 30, 2026 under the 2021 Omnibus Plan is presented below. As of September 30, 2026, there were no issued or outstanding grants of PSAs or PUs under the 2021 Omnibus Plan.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2026	5,471,438	$4.04	$28
Granted(1)	3,561,854	$4.97	$—
Vested	(790)	$9.00	$—
Forfeited or Expired	(1,198,984)	$4.35	$—
Outstanding as of September 30, 2026	7,833,518	$4.42	$13
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

Restricted Stock and Restricted Stock Units ("RSUs")

A summary of RSU activity as of and for the nine months ended September 30, 2026 under the 2021 Omnibus Plan is presented below. RSU grants issued in 2026 vest ratably over a period of primarily three years.

	Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value (In millions)
Outstanding as of January 1, 2026	26,017,278	$4.96	$134
Granted	14,689,307	$4.29	$—
Vested	(9,942,575)	$5.10	$—
Forfeited or Expired	(3,164,171)	$4.52	$—
Outstanding as of September 30, 2026	27,599,839	$4.61	$46

Additional information pertaining to RSU activity under the 2021 Omnibus Plan is as follows:

	Nine Months Ended September 30,
	2026	2025
Total fair value of awards that vested (in millions)	$51	$39
Weighted-average grant-date fair value of awards granted	$4.29	$4.24

Deferred Stock Units

As of September 30, 2026, there were approximately 287,000 outstanding shares of deferred stock units under the 2021 Omnibus Plan.

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

None of the Company's financial instruments have been designated as hedging instruments as of September 30, 2026 and December 31, 2025. The Company classifies cash flows from financial instruments according to the classification of the cash flows of the economically hedged item(s).

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

Fair Value

The following table summarizes the estimated fair value of financial instruments:

	Fair Value of Financial Instruments
	Asset Derivatives		Liability Derivatives
(In millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Interest rate instruments(1)	$9	$1	$—	$—
Foreign currency forward contracts(1)	1	2	2	—
Exchange Features 2029 related to Exchangeable Notes Due 2029(2)	—	—	13	78
Exchange Feature 2030 related to Exchangeable Notes Due 2030(3)	—	—	11	54
First Lien Exchangeable Feature 2030 related to Exchangeable First Lien Notes Due 2030(4)	—	—	68	—
Capped Call Transactions 2030(5)	5	21	—	—
Total	$15	$24	$94	$132
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
(3)    The Exchange Feature 2030, as defined and further disclosed in Note 11, "Fair Value Measurements," was bifurcated as a derivative from the Exchangeable Notes Due 2030 and is recorded in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026.
(4)    The First Lien Exchangeable Feature 2030, as further disclosed in Note 5, "Debt," was bifurcated as a derivative from the Exchangeable First Lien Notes Due 2030 and is recorded in Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026.
(5)    The Capped Call Transactions 2030 were entered into in connection with the Exchangeable Notes Due 2030 and are recorded in Prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the gains or (losses) on financial instruments for the period indicated:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2026	2025	2026	2025
Interest rate instruments	Vehicle interest expense, net	$5	$(1)	$6	$(4)
Foreign currency forward contracts	Selling, general and administrative expense	1	7	—	9
Exchange Features 2029 related to Exchangeable Notes Due 2029(1)	Non-vehicle interest expense, net	13	38	69	(73)
Exchange Feature 2030 related to Exchangeable Notes Due 2030(2)	Non-vehicle interest expense, net	10	(1)	43	(1)
First Lien Exchangeable Feature 2030 related to Exchangeable First Lien Notes Due 2030(3)	Non-vehicle interest expense, net	50	—	55	—
Capped Call Transactions 2030	Non-vehicle interest expense, net	(3)	—	(17)	—
Total		$76	$43	$156	$(69)
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

	September 30, 2026		December 31, 2025
(In millions)	Nominal Unpaid Principal Balance	Aggregate Fair Value	Nominal Unpaid Principal Balance	Aggregate Fair Value
Exchangeable Notes Due 2029	$294	$97	$271	$311
Exchangeable Notes Due 2030	425	113	425	324
Exchangeable First Lien Notes Due 2030	380	262	—	—
Other Non-Vehicle Debt	5,174	3,260	4,828	4,187
Total Non-Vehicle Debt	6,273	3,732	5,524	4,822
Vehicle Debt	12,027	12,068	11,679	11,662
Total	$18,300	$15,800	$17,203	$16,484

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as follows:

	September 30, 2026				December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash equivalents	$206	$—	$—	$206	$287	$—	$—	$287
Capped Call Transactions 2030	—	—	5	5	—	—	21	21
Liabilities:
Public Warrants	$72	$—	$—	$72	$222	$—	$—	$222
Exchange Features 2029	—	—	13	13	—	—	78	78
Exchange Feature 2030	—	—	11	11	—	—	54	54
First Lien Exchangeable Feature 2030	—	—	68	68	—	—	—	—

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Public Warrants – Hertz Global

Hertz Global's Public Warrants are classified as liabilities and recorded at fair value in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity. See Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," for additional information. The Company calculates the fair value based on the end-of-day quoted market price (i.e., a Level 1 input). For the three and nine months ended September 30, 2026, the fair value adjustments included gains of $19 million and $150 million, respectively. For the three and nine months ended September 30, 2025, the fair value adjustments included losses of $6 million and $130 million, respectively. These amounts are recorded in Change in fair value of Public Warrants in the accompanying unaudited condensed consolidated statements of operations for Hertz Global for the three and nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026, the fair value of the Exchange Feature 2029 and the Exchange Feature 2029 PIK (collectively, the "Exchange Features 2029") was $13 million. Refer also to Note 10, "Financial Instruments," for further information.

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

The estimated fair values of the Exchange Features 2029 were computed using the following key inputs as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Hertz Global common share price	$1.67	$5.14
Expected term (years)	2.79	3.54
Risk-free interest rate	4.98%	3.60%
Credit spread	42.94%	11.26%
Expected volatility	70.00%	35.00%

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
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The following table summarizes the activity related to the Exchange Features 2029 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Exchange Features 2029
Balance as of December 31, 2024	$61
Initial recognition of derivative liability(1)	11
(Gain) loss in fair value recognized in earnings	6
Balance as of December 31, 2025	78
Initial recognition of derivative liability(2)	4
(Gain) loss in fair value recognized in earnings(3)	(19)
Balance as of March 31, 2026	63
(Gain) loss in fair value recognized in earnings(3)	(37)
Balance as of June 30, 2026	26
(Gain) loss in fair value recognized in earnings(4)	(13)
Balance as of September 30, 2026	$13
(1)    Represents the initial debt discounts recognized in association with the Semi-annual PIK Events occurring in the first and third quarters of 2025.
(2)    Represents the initial debt discount recognized in association with the Semi-annual PIK Event in the first quarter of 2026. See Note 5, "Debt," for further details.
(3)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026.
(4)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

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

As of September 30, 2026, the fair value of the Exchange Feature 2030 was $11 million. Refer also to Note 10, "Financial Instruments," for further information.

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

The estimated fair value of the Exchange Feature 2030 was computed using the following key inputs as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Hertz Global common share price	$1.67	$5.14
Expected term (years)	4.00	4.75
Risk-free interest rate	5.05%	3.71%
Credit spread	44.61%	12.45%
Expected volatility	70.00%	35.00%

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

The following table summarizes the activity related to the Exchange Feature 2030 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Exchange Feature 2030
Balance as of December 31, 2024	$—
Initial recognition of derivative liability	103
(Gain) loss in fair value recognized in earnings	(49)
Balance as of December 31, 2025	54
(Gain) loss in fair value recognized in earnings(1)	(14)
Balance as of March 31, 2026	40
(Gain) loss in fair value recognized in earnings(1)	(19)
Balance as of June 30, 2026	21
(Gain) loss in fair value recognized in earnings(2)	(10)
Balance as of September 30, 2026	$11
(1)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026.
(2)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

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

As of September 30, 2026, the fair value of the First Lien Exchangeable Feature 2030 was $68 million. Refer also to Note 10, "Financial Instruments," for further information.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
The estimated fair value of the First Lien Exchangeable Feature 2030 was computed using the following key inputs as of September 30, 2026 and upon issuance:

	September 30, 2026	Issuance
Hertz Global common share price	$1.67	$2.30
Expected term (years)	3.75	4.01
Risk-free interest rate	5.03%	4.12%
Credit spread	22.76%	13.91%
Expected volatility	70.00%	70.00%

The following table summarizes the activity related to the First Lien Exchangeable Feature 2030 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	First Lien Exchangeable Feature 2030
Balance as of December 31, 2025	$—
Initial recognition of derivative liability	115
(Gain) loss in fair value recognized in earnings(1)	(5)
Balance as of June 30, 2026	110
Initial recognition of derivative liability - Greenshoe Option	8
(Gain) loss in fair value recognized in earnings(2)	(50)
Balance as of September 30, 2026	$68
(1)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026.
(2)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

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

As of September 30, 2026, the fair value of the Capped Call Transactions 2030 was $5 million. Refer also to Note 10, "Financial Instruments," for further information.

The estimated fair value of the Capped Call Transactions 2030 was computed using the following key inputs as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Hertz Global common share price	$1.67	$5.14
Expected term (years)	4.00	4.75
Risk-free interest rate	5.05%	3.71%
Dividend yield	—%	—%
Expected volatility	70.00%	36.00%

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

The following table summarizes the activity related to the Capped Call Transactions 2030 measured at fair value utilizing significant unobservable inputs (Level 3):

(In millions)	Capped Call Transactions 2030
Balance as of December 31, 2024	$—
Initial recognition of derivative asset	37
Gain (loss) in fair value recognized in earnings	(16)
Balance as of December 31, 2025	21
Gain (loss) in fair value recognized in earnings(1)	(5)
Balance as of March 31, 2026	16
Gain (loss) in fair value recognized in earnings(1)	(8)
Balance as of June 30, 2026	8
Gain (loss) in fair value recognized in earnings(2)	(3)
Balance as of September 30, 2026	$5
(1)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026.
(2)    Included in Non-vehicle interest expense, net in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

Financial Instruments

The fair value of the Company's financial instruments as of September 30, 2026 and December 31, 2025 is disclosed in Note 10, "Financial Instruments." The Company's financial instruments are priced using quoted market prices for similar assets or liabilities in active markets (i.e., Level 2 inputs), excluding the Exchange Features 2029, the Exchange Feature 2030, First Lien Exchangeable Feature 2030 and the Capped Call Transactions 2030, each as disclosed above, which are categorized as Level 3 in the fair value hierarchy.

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

Note 12—Contingencies and Off-Balance Sheet Commitments

Legal Proceedings

Self-Insured Liabilities

The Company is currently a defendant in numerous actions and has received numerous claims on which actions have not yet commenced for self-insured liabilities arising from the operation of motor vehicles rented from the Company. The obligation for self-insured liabilities on self-insured U.S. and international vehicles, as stated in the accompanying unaudited condensed consolidated balance sheets, represents an estimate for both reported accident claims not yet paid and claims incurred but not yet reported. The related liabilities are recorded on an undiscounted basis and are based on actuarially determined estimates using historical claims experience. These

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
estimates include judgment about severity of claims, frequency and volume of claims. As of September 30, 2026 and December 31, 2025, the Company's liability recorded for self-insured liabilities was $633 million and $648 million, of which $490 million and $508 million relate to liabilities incurred by the Company's Americas RAC operations, respectively. The Company believes that its analysis is based on the most relevant information available, combined with reasonable assumptions. The liability is subject to significant uncertainties. The adequacy of the liability is monitored quarterly based on evolving accident claim history. If the Company's estimates change or if actual results differ from these assumptions, the amount of the recorded liability is adjusted to reflect these results.

Loss Contingencies

From time to time, the Company is a party to various legal proceedings, typically involving operational issues common to the vehicle rental business. The Company has summarized below the material legal proceedings to which the Company was a party during the three months ended September 30, 2026 or the period after September 30, 2026, but before the filing of this Quarterly Report.

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

Doller Securities Class Action Complaint – On May 31, 2024, a complaint was filed in the United States District Court for the Middle District of Florida (the "Florida Middle District Court"), captioned Edward M. Doller v. Hertz Global Holdings, Inc. et al. (No. 2:24-CV-00513). On September 30, 2024, an amended complaint was filed, following the Florida Middle District Court's appointment of a lead plaintiff and a lead counsel. The amended complaint asserts claims against Hertz Global, former Company CEO, Stephen M. Scherr ("Defendant Scherr"), and former Company Chief Financial Officer ("CFO"), Alexandra Brooks, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including concerning statements regarding demand for EVs. Plaintiffs assert claims on behalf of a putative class, consisting of all persons and entities that purchased or otherwise acquired Hertz Global's securities between January 6, 2023 and April 24, 2024. The amended complaint seeks unspecified damages, together with interest, attorneys’ fees and other costs. Hertz Global filed a motion to dismiss the complaint on October 30, 2024. On December 19, 2024, the Florida Middle District Court stayed all proceedings, pending a ruling on the motion to dismiss. On October 16, 2025, the Court granted the motion to dismiss in part, dismissing all claims except those based on two statements by Defendant Scherr in January and April of 2023. The Court directed the clerk to lift the stay. The parties settled in principle during a mediation on March 12, 2026, subject to approval of the Court. The Court preliminarily approved the settlement on October 2, 2026.

Data Breach Claims – On April 15, 2025, Zain Jiwani filed a class action complaint against Cleo Communications U.S., LLC (“Cleo”) and the Company in the U.S. District Court for the Northern District of Illinois, Western Division (Rockford, IL) (the "Illinois Northern District, Western Division Court"). Plaintiff alleges that Cleo, a file-transfer vendor for the Company, experienced a data breach event that may have impacted the personal information of certain individuals during the secure file transfer process from the Company’s systems to third-party systems and that Company data may have been acquired by an unauthorized third party that exploited zero-day vulnerabilities within Cleo’s platform in October and December of 2024. Plaintiff alleges that the Company was negligent in failing to secure the data, breached implied contracts and was unjustly enriched. Ten similar class action complaints were filed against the Company shortly thereafter and eventually transferred to the same court, the Illinois Northern District, Western Division Court. The class actions generally seek injunctive relief and unspecified damages. The defendants' responses to the complaints were stayed until the conclusion of a mediation between the plaintiffs and Cleo on June 30, 2026. The plaintiffs and Cleo conditionally settled all claims against all defendants at the

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
mediation. Plaintiffs filed a consolidated complaint on July 31, 2026, that dropped the Company as a defendant. Plaintiffs' motion for preliminary approval of the classwide settlement agreement was granted on September 28, 2026.

Schweitzer Securities Class Action Complaint – On July 24, 2026, Cameron Schweitzer, a purported stockholder of Hertz Global, filed a class action against Hertz Global and individual defendants Company CEO Gil West and Company CFO Scott Haralson in the Florida Middle District Court. The plaintiff purports to represent a class of all persons who purchased Hertz Global securities between May 7, 2026, and June 23, 2026, seeking to recover damages caused by the defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff generally alleges that the defendants misrepresented in May 2026 that the Company had sufficient liquidity to fund future operating activities and that the softness in the used car market was transitory, but that the stock price declined more than 40% in June 2026 when the Company announced a capital raise using the Exchangeable First Lien Notes Due 2030 and announced that unexpected softness in the used car market caused losses on the sales of vehicles. In addition, on September 17, 2026, Angelo Cascia, purportedly on behalf of Hertz Global, filed a derivative action in the Florida Middle District that essentially mirrors the Schweitzer class action. At this early stage of the litigation, the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its financial condition, results of operations or liquidity.

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

Antitrust Litigation Settlements

In July 2026, the Company entered into a claim sale agreement (the "Claim Sale Agreement") pursuant to which it sold its claim to an additional settlement distribution in connection with its participation in a class action settlement in the In re Automotive Parts Antitrust Litigation, No. 2:12-md-02311 (E.D. Mich.). In August 2026, in connection with the proceeds that were escrowed under the Claim Sale Agreement, the Company received $6 million, which is recorded in Legal settlement in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2026.

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

Note 13—Related Party Transactions

In October 2026, Hertz and certain investors (the "JV Investors"), including certain funds or accounts affiliated with Certares Opportunities LLC ("Certares") and/or Knighthead Capital Management, LLC ("Knighthead"), entered into a joint venture arrangement (the "Joint Venture") related to Oro Mobility Holdings LLC ("Oro"). As part of the Joint Venture, Hertz and the JV Investors entered into a purchase agreement (the "Purchase Agreement") pursuant to which the JV Investors agreed to purchase Class A Common Units of Oro from Hertz for approximately $81 million, of which Certares and/or Knighthead contributed approximately $39 million. Concurrently, Hertz agreed to repurchase approximately $51 million aggregate principal of Exchangeable Notes Due 2029 from Certares and/or Knighthead for approximately $21 million, representing a 60% discount to par. Additionally, Hertz, Hertz Transporting, Inc. ("HTI") and the JV Investors entered into a limited liability agreement of Oro (the "LLC Agreement") effective as of October 19, 2026. See Note 15, "Subsequent Events," for further information.

Note 14—Segment Information

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

The Oro Mobility transactions, as further disclosed in Note 15, "Subsequent Events," along with the implementation of the Company's new Platform Operating Model, as defined in Note 15, "Subsequent Events," are expected to

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
impact the Company's operating and reportable segments. As a result, the Company expects to revise its reportable segments effective in the fourth quarter of 2026.

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

	Three Months Ended September 30, 2026
(In millions)	Americas RAC	International RAC	Total
Revenues	$2,045	$572	$2,617
Significant segment expenses:
Direct vehicle and operating	1,242	303
Depreciation of revenue earning vehicles and lease charges, net(1)	358	110
Selling, general and administrative	137	71
Other segment items(2)	120	(6)
Segment profit (loss): Adjusted EBITDA	$188	$94	$282
Adjustments:
Corporate(3)			(49)
Non-vehicle depreciation and amortization			(28)
Non-vehicle debt interest, net(4)			(158)
Vehicle debt-related charges(5)			(11)
Restructuring and restructuring related charges(6)			(21)
Net gains (losses) on financial instruments(7)			76
Share-based compensation expense(8)			(18)
Foreign currency gains (losses)(9)			(2)
Legal settlement(10)			6
Other items(11)			(9)
Income (loss) before income taxes - Hertz			68
Change in fair value of Public Warrants(12)			19
Income (loss) before income taxes - Hertz Global			$87

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Three Months Ended September 30, 2025
(In millions)	Americas RAC	International RAC	Total
Revenues	$1,910	$568	$2,478
Significant segment expenses:
Direct vehicle and operating	1,155	298
Depreciation of revenue earning vehicles and lease charges, net(1)	355	102
Selling, general and administrative	127	80
Other segment items(2)	120	(15)
Segment profit (loss): Adjusted EBITDA	$153	$103	$256
Adjustments:
Corporate(3)			(53)
Non-vehicle depreciation and amortization			(29)
Non-vehicle debt interest, net(4)			(123)
Vehicle debt-related charges(5)			(12)
Restructuring and restructuring related charges(6)			(4)
Net gains (losses) on financial instruments(7)			43
Share-based compensation expense(8)			(14)
Foreign currency gains (losses)(9)			(8)
Legal settlement(10)			154
Gain on sale of non-vehicle capital assets(13)			39
Other items(11)			(9)
Income (loss) before income taxes - Hertz			240
Change in fair value of Public Warrants(12)			(6)
Income (loss) before income taxes - Hertz Global			$234

	Nine Months Ended September 30, 2026
(In millions)	Americas RAC	International RAC	Total
Revenues	$5,591	$1,426	$7,017
Significant segment expenses:
Direct vehicle and operating	3,523	815
Depreciation of revenue earning vehicles and lease charges, net(1)	1,151	285
Selling, general and administrative	398	193
Other segment items(2)	346	(6)
Segment profit (loss): Adjusted EBITDA	$173	$139	$312
Adjustments:
Corporate(3)			(159)
Non-vehicle depreciation and amortization			(80)
Non-vehicle debt interest, net(4)			(443)
Vehicle debt-related charges(5)			(33)
Restructuring and restructuring related charges(6)			(37)
Net gains (losses) on financial instruments(7)			156
Share-based compensation expense(8)			(55)
Foreign currency gains (losses)(9)			(2)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Nine Months Ended September 30, 2026
(In millions)	Americas RAC	International RAC	Total
Legal settlement(10)			6
Gain on sale of non-vehicle capital assets(13)			64
Other items(11)			(23)
Income (loss) before income taxes - Hertz			(294)
Change in fair value of Public Warrants(12)			150
Other			(2)
Income (loss) before income taxes - Hertz Global			$(146)

	Nine Months Ended September 30, 2025
(In millions)	Americas RAC	International RAC	Total
Revenues	$5,138	$1,338	$6,476
Significant segment expenses:
Direct vehicle and operating	3,353	768
Depreciation of revenue earning vehicles and lease charges, net(1)	1,142	265
Selling, general and administrative	373	184
Other segment items(2)	310	(10)
Segment profit (loss): Adjusted EBITDA	$(40)	$131	$91
Adjustments:
Corporate(3)			(173)
Non-vehicle depreciation and amortization			(88)
Non-vehicle debt interest, net(4)			(371)
Vehicle debt-related charges(5)			(35)
Restructuring and restructuring related charges(6)			(11)
Net gains (losses) on financial instruments(7)			(69)
Share-based compensation expense(8)			(45)
Foreign currency gains (losses)(9)			(10)
Legal settlement(10)			154
Gain on sale of non-vehicle capital assets(13)			128
Other items(11)			(48)
Income (loss) before income taxes - Hertz			(477)
Change in fair value of Public Warrants(12)			(130)
Income (loss) before income taxes - Hertz Global			$(607)
(1)    Includes the write-down to carrying value of non-program vehicles classified as held for sale. See Note 4, "Revenue Earning Vehicles."
(2)    Represents certain other segment items that are not deemed significant segment expenses, which primarily consist of vehicle interest expense, net and other adjustments, such as intercompany royalty assessment fees, vehicle-debt related charges, restructuring and restructuring related charges and certain other miscellaneous items as described in footnote 11 below.
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
(6)    Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related primarily to consulting fees, personnel reductions, litigation and closures of underperforming locations. Charges are recorded within selling, general and administrative expense.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
(7)    Represents total realized and unrealized gains (losses) on derivative financial instruments in which interest rate instrument gains (losses) are recorded within vehicle interest expense, net and foreign currency forward contract gains (losses) are recorded within selling, general and administrative expense. Also includes gains (losses) associated with the Exchange Features 2029, the Exchange Feature 2030, the First Lien Exchangeable Feature 2030 and the Capped Call Transactions 2030, which are recorded within non-vehicle interest expense, net. See Note 10, "Financial Instruments." As a result of the revision to Adjusted EBITDA, the three months ended September 30, 2026 and 2025, includes a realized loss of $3 million and a realized gain of $10 million, respectively, on derivative financial instruments, and the nine months ended September 30, 2026 and 2025, includes a realized loss of $7 million and a realized gain of $3 million, respectively, on derivative financial instruments.
(8)    Represents total employee compensation expense associated with grants made under the 2021 Omnibus Plan. See Note 9, "Stock-Based Compensation."
(9)    Represents (gains) losses recognized on the remeasurement and settlement of foreign currency transactions, excluding gains (losses) related to foreign currency derivative financial instruments, which are included in footnote 7 above.
(10)    Represents the gain related to the receipt of legal settlement distributions in August 2026 and September 2025 in connection with the Company’s participation in a class action settlement. See Note 12, "Contingencies and Off-Balance Sheet Commitments."
(11)    Represents miscellaneous items. For the three months ended September 30, 2026, primarily includes certain IT-related charges, certain environmental remediation costs and cloud computing costs. For the three months ended September 30, 2025, primarily includes an unfavorable litigation ruling and an increase to an existing bankruptcy-related litigation reserve, partially offset by certain other litigation adjustments. For the nine months ended September 30, 2026, primarily includes certain IT-related charges, cloud computing costs and certain environmental remediation costs. For the nine months ended September 30, 2025, primarily includes an increase to an existing bankruptcy-related litigation reserve, certain IT-related charges, an unfavorable litigation ruling, cloud computing costs, certain concession-related adjustments and certain other litigation charges and adjustments.
(12)    Represents the change in fair value during the reporting period for Hertz Global's outstanding Public Warrants. See Note 11, "Fair Value Measurements."
(13)    Represents the gain recognized on the sales of certain non-vehicle capital assets sold in the second quarter of 2026 and in June and July 2025. See Note 3, "Divestitures."

The following tables provide other significant segment statement of operations, balance sheet and cash flow information for each of Hertz Global and Hertz.

	Three Months Ended September 30,
(In millions)	Americas RAC	International RAC	Unallocated(1)	Total Hertz Global and Hertz
2026
Depreciation and amortization, non-vehicle assets	$23	$3	$2	$28
Vehicle interest expense, net(2)	139	24	—	163
Non-vehicle interest expense, net(2)	4	(3)	87	88
2025
Depreciation and amortization, non-vehicle assets	$23	$3	$3	$29
Vehicle interest expense, net(2)	134	27	—	161
Non-vehicle interest expense, net(2)	1	(4)	89	86

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Nine Months Ended September 30,
(In millions)	Americas RAC	International RAC	Unallocated(1)	Total Hertz Global and Hertz
2026
Depreciation and amortization, non-vehicle assets	$65	$10	$5	$80
Vehicle interest expense, net(2)	401	73	—	474
Non-vehicle interest expense, net(2)	9	(10)	293	292
2025
Depreciation and amortization, non-vehicle assets	$72	$10	$6	$88
Vehicle interest expense, net(2)	380	73	—	453
Non-vehicle interest expense, net(2)	1	(12)	456	445
(1)    Includes expenses associated with the Company's corporate operations which are not attributable to a particular reportable segment.
(2)    The Company's CODM relies primarily on interest expense, net when reviewing targeted results versus actual results to facilitate in the evaluation of segment results.

(In millions)	Americas RAC	International RAC	Unallocated(1)	Total Hertz Global	Unallocated - Hertz(2)	Total Hertz
As of September 30, 2026
Revenue earning vehicles, net(3)	$11,125	$1,842	$—	$12,967	$—	$12,967
Property and equipment, net	347	64	86	497	—	497
Total assets(4)	18,004	3,570	1,172	22,746	(1)	22,745
As of December 31, 2025
Revenue earning vehicles, net(3)	$10,844	$1,682	$—	$12,526	$—	$12,526
Property and equipment, net	415	63	88	566	—	566
Total assets(4)	17,809	3,357	1,145	22,311	(3)	22,308
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
(4)    The consolidated total assets of Hertz Global and Hertz as of September 30, 2026 and December 31, 2025 include total assets of VIEs of $1.4 billion and $1.3 billion, respectively, which can only be used to settle obligations of the VIEs. See "Pledges Related to Vehicle Financing" in Note 5, "Debt," for further information.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited

	Nine Months Ended September 30,
(In millions)	Americas RAC	International RAC	Unallocated(1)	Total Hertz Global and Hertz
2026
Expenditures	$(7,556)	$(1,364)	$(9)	$(8,929)
Proceeds from disposals	5,947	956	—	6,903
Net expenditures	$(1,609)	$(408)	$(9)	$(2,026)
2025
Expenditures	$(6,492)	$(1,376)	$(1)	$(7,869)
Proceeds from disposals	5,084	1,066	(3)	6,147
Net expenditures	$(1,408)	$(310)	$(4)	$(1,722)
(1)    Includes assets associated with the Company's corporate operations which are not attributable to a particular reportable segment.

The Company operates in the U.S. and in international countries. International operations are substantially in Europe. The operations within major geographic areas for each of Hertz Global and Hertz are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Revenues
U.S.	$1,910	$1,779	$5,315	$4,865
International	707	699	1,702	1,611
Total Hertz Global and Hertz	$2,617	$2,478	$7,017	$6,476

(In millions)	U.S.	International	Total Hertz Global	U.S. - Hertz	Total Hertz
As of September 30, 2026
Revenue earning vehicles, net(1)	$10,623	$2,344	$12,967	$—	$12,967
Property and equipment, net	417	80	497	—	497
Operating lease right-of-use assets	1,856	370	2,226	—	2,226
Total assets	18,317	4,429	22,746	(1)	22,745
As of December 31, 2025
Revenue earning vehicles, net(1)	$10,473	$2,053	$12,526	$—	$12,526
Property and equipment, net	484	82	566	—	566
Operating lease right-of-use assets	1,927	330	2,257	—	2,257
Total assets	18,242	4,069	22,311	(3)	22,308
(1)    Includes the carrying amount of vehicles classified as held for sale as of the respective balance sheet date. See Note 4, "Revenue Earning Vehicles."

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Note 15—Subsequent Events

Oro Mobility

In October 2026, Hertz and the JV Investors entered into the Joint Venture in which the JV Investors agreed to purchase Class A Common Units of Oro from Hertz for aggregate cash consideration of approximately $81 million (the "JV Investor Purchase"), representing 50% of the voting units of Oro and approximately 16% of the common units of Oro. Concurrently, Hertz agreed to repurchase approximately $51 million aggregate principal of Exchangeable Notes Due 2029 from certain funds or accounts affiliated with Certares and/or Knighthead for approximately $21 million, as further disclosed in Note 13, "Related Party Transactions." In connection with the formation of the Joint Venture, but prior to the JV Investor Purchase, Oro, Hertz and HTI entered into certain agreements pursuant to which Oro became the owner of, or acquired the right to use, certain assets related to Hertz's Oro Mobility business (the "Oro Business") not already owned by Oro, and Hertz assigned a 5% interest in Oro to HTI. In addition to the transfer of assets relating to the Oro Business, Hertz contributed approximately $60 million in cash to Oro. Hertz, HTI and the JV Investors entered into the LLC Agreement effective as of October 19, 2026, pursuant to which Oro will be governed by a six-person board, with Hertz and the JV Investors each entitled to designate three members.

Services Agreement

In connection with the formation of the Joint Venture, Hertz, Oro and certain of their respective affiliates entered into a services agreement (the "Services Agreement") pursuant to which Hertz agreed to provide certain corporate, operational, fleet, technology and other services to Oro and its subsidiaries. Certain services under the Services Agreement are expected to be provided on an ongoing basis and certain services are expected to be provided on a short-term transitional basis. The Services Agreement also includes a transitional trademark license pursuant to which Hertz grants Oro a limited, sublicensable, non-transferable, royalty-bearing, non-exclusive license to use the Hertz names and marks in connection with certain Oro composite marks for an initial period of 24 months and subject to extension in accordance with the Services Agreement. The royalty-bearing license requires Oro to pay Hertz a royalty equal to 0.5% of new rental customer revenue, as determined in accordance with the Services Agreement.

Fleet Lease Agreements

Oro and certain of its subsidiaries entered into certain fleet leasing agreements (the "Fleet Lease Agreements") pursuant to which Hertz agreed to lease or sublease to Oro certain vehicles comprising the fleet used in the Oro Mobility business. The Fleet Lease Agreements provide for such vehicles to be leased or subleased, including lease payments of approximately $14 million per month, with an average term of approximately 4.5 years.

Segment Information

The Oro Mobility transactions disclosed above, along with the implementation of the Company's new platform operating model, which aligns the enterprise around the four business areas of its platform for growth consisting of Rental, Fleet, Service and Oro Mobility (the "Platform Operating Model"), are expected to impact the Company's operating and reportable segments. As a result, the Company expects to revise its reportable segments effective in the fourth quarter of 2026.

HVF III U.S. Vehicle Variable Funding Notes

On November 2, 2026, HVF III and Hertz entered into Amendment No. 3 to Third Amended and Restated Series 2021-A Supplement (“Amendment No. 3 to Third A&R Series 2021-A Supplement”) by and among HVF III, as issuer, Hertz, as administrator, Deutsche Bank AG, New York Branch, as program agent, and The Bank of New York Mellon Trust Company, N.A., as trustee. Amendment No. 3 to Third A&R Series 2021-A Supplement amends the Third Amended and Restated Series 2021-A Supplement, dated August 29, 2025.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited
Amendment No. 3 to Third A&R Series 2021-A Supplement was entered into primarily to extend the Series 2021-A Commitment Termination Date for the Class B Notes to November 2, 2028. The Series 2021-A Class B Notes will have a fixed interest rate of 12.46%. In addition, Amendment No. 3 to Third A&R Series 2021-A Supplement contains a condition that the funding of the Class B Notes thereunder shall not occur unless Hertz’s 4.625% Senior Notes Due 2026 are paid off in full prior to December 31, 2026, as well as other administrative amendments.
The foregoing description of Amendment No. 3 to Third A&R Series 2021-A Supplement is qualified in its entirety by reference to Amendment No. 3 to Third A&R Series 2021-A Supplement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report and is incorporated herein by reference.

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

This MD&A should be read in conjunction with the MD&A presented in our 2025 Form 10-K together with the sections entitled “Cautionary Note Regarding Forward-Looking Statements and Summary of Risk Factors," Part I, Item 1A, "Risk Factors,” and our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this "Quarterly Report"), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in our unaudited condensed consolidated financial statements and the accompanying notes including revenue earning vehicle depreciation and various claims and contingencies related to lawsuits, taxes, insurance and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and our knowledge of actions that we may undertake in the future in determining the estimates that will affect our unaudited condensed consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe to be appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates.

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

Our revenues are primarily derived from rental and related charges and consist of worldwide vehicle rental revenues from all company-operated vehicle rental operations and charges to customers for the reimbursement of costs incurred relating to airport concession fees and vehicle license fees, the fueling and electric charging of vehicles and revenues associated with value-added services, including the sale of loss or collision damage waivers, theft protection, liability and personal accident/effects insurance coverage, premium emergency roadside service and other products and fees. Also included are collections from customers for vehicle damages, ancillary revenues associated with, but not limited to, retail vehicle sales and certain royalty fees from our franchisees (such fees are less than 3% of total revenues each period).

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

The Oro Mobility transactions, as further disclosed in Note 15, "Subsequent Events," in Part I, Item 1 of this Quarterly Report, along with the implementation of our new Platform Operating Model, are expected to impact our operating and reportable segments. As a result, we expect to revise our reportable segments effective in the fourth quarter of 2026.

Three and Nine Months Ended September 30, 2026 Operating Overview

The charts below provide the period-over-period change for several key factors influencing our results for the three and nine months ended September 30, 2026 and 2025.

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

Critical Accounting Estimates

Recoverability of Goodwill and Indefinite-lived Intangible Assets

The Oro Mobility transactions, as further disclosed in Note 15, "Subsequent Events," in Part I, Item 1 of this Quarterly Report, along with the implementation of our new Platform Operating Model, are expected to impact our operating and reportable segments. As a result, we expect to revise our reportable segments effective in the fourth quarter of 2026. A change in our reporting unit composition could require us to reallocate goodwill and perform impairment testing. As this testing could incorporate changes to our reporting unit composition, as well as updates to our estimated future cash flows, among other assumptions, there is a risk that future impairment charges may occur.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions)	2026	2025		2026	2025
Total revenues	$2,617	$2,478	6%	$7,017	$6,476	8%
Depreciation of revenue earning vehicles and lease charges, net	468	457	2	1,436	1,407	2
Direct vehicle and operating expenses	1,547	1,454	6	4,345	4,122	5
Non-vehicle depreciation and amortization	28	29	—	80	88	(9)
Selling, general and administrative expenses	256	241	7	748	706	6
Interest expense, net:
Vehicle	163	161	1	474	453	5
Non-vehicle	88	86	2	292	445	(34)
Interest expense, net	251	247	2	766	898	(15)
Other (income) expense, net	5	3	62	6	14	(60)
Legal settlement	(6)	(154)	96	(6)	(154)	96
(Gain) on sale of non-vehicle capital assets	—	(39)	100	(64)	(128)	50
Income (loss) before income taxes	68	240	(71)	(294)	(477)	38
Income tax (provision) benefit	30	(50)	NM	(7)	54	NM
Net income (loss)	$98	$190	(48)	$(301)	$(423)	29
Adjusted Corporate EBITDA(a)	$233	$203	15	$153	$(82)	NM
NM - Not meaningful
The footnote in the table above is shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

Total revenues increased $138 million in the third quarter of 2026 compared to the same period in 2025, resulting from increases of $135 million and $3 million in our Americas RAC and International RAC segments, respectively. The increase in total revenues was due primarily to improved pricing.

Depreciation of revenue earning vehicles and lease charges, net increased $11 million in the third quarter of 2026 compared to the same period in 2025, primarily attributable to our International RAC segment. Depreciation of revenue earning vehicles and lease charges, net increased due primarily to per unit losses recognized on vehicle dispositions in the third quarter of 2026 compared to per unit gains recognized in the same period in 2025.

DOE increased $93 million in the third quarter of 2026 compared to the same period in 2025, resulting primarily from an increase of $88 million in our Americas RAC segment. The increase in DOE was due primarily to higher collision, maintenance and variable revenue-related costs.

Non-vehicle depreciation and amortization was comparable in the third quarter of 2026 to the same period in 2025.

SG&A increased $16 million in the third quarter of 2026 compared to the same period in 2025 driven primarily by increases of $14 million and $11 million in our corporate operations and Americas RAC segment, respectively, partially offset by a decrease of $9 million in our International RAC segment. The increase in SG&A was due primarily to higher restructuring related charges associated with our corporate operations and increased marketing spend in our Americas RAC segment. SG&A in our International RAC segment decreased primarily due to expenses incurred in the third quarter of 2025 related to an unfavorable litigation ruling.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle interest expense, net was comparable in the third quarter of 2026 to the same period in 2025.

Non-vehicle interest expense, net was comparable in the third quarter of 2026 to the same period in 2025.

In the third quarters of 2026 and 2025, we recognized gains of $6 million and $154 million, respectively, related to the receipt of legal settlement distributions in connection with our participation in a class action settlement, as disclosed in Note 12, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

In the third quarter of 2025, we recognized a gain of $39 million on the sale of certain non-vehicle capital assets in our Americas RAC segment, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. We expect to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2026.

In the third quarter of 2026, we recorded a tax benefit of $30 million, which resulted in an effective tax rate of (44)%. In the third quarter of 2025, we recorded a tax provision of $50 million, which resulted in an effective tax rate of 21%. The change in taxes in the third quarter of 2026 compared to the same period in 2025 was driven by lower pretax income and decreases in valuation allowances on deferred tax assets.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

Total revenues increased $541 million in the nine months ended September 30, 2026 compared to the same period in 2025, resulting primarily from increases of $452 million and $89 million in our Americas RAC and International RAC segments, respectively. The increase in total revenues was due primarily to improved pricing.

Depreciation of revenue earning vehicles and lease charges, net increased $29 million in the nine months ended September 30, 2026 compared to the same period in 2025 with increases of $20 million and $9 million in our International RAC and Americas RAC segments, respectively. Depreciation of revenue earning vehicles and lease charges, net was negatively impacted from a reduction in per unit gains recognized on vehicle disposals, partially offset by a reduction in costs associated with the sales of vehicles resulting in part from the disposition channel mix in our Americas RAC segment. Depreciation of revenue earning vehicles and lease charges, net was impacted by an unfavorable $11 million fx impact in the nine months ended September 30, 2026 in our International RAC segment.

DOE increased $223 million in the nine months ended September 30, 2026 compared to the same period in 2025 with increases of $169 million and $47 million in our Americas RAC and International RAC segments, respectively. The increase in DOE was due primarily to higher collision, maintenance and variable revenue-related costs in our Americas RAC segment. DOE was also impacted by an unfavorable $34 million fx impact in the nine months ended September 30, 2026 in our International RAC segment.

Non-vehicle depreciation and amortization decreased $8 million in the nine months ended September 30, 2026 compared to the same period in 2025, resulting primarily from our Americas RAC segment. The decrease in non-vehicle depreciation and amortization was due primarily to an increase in assets that were fully depreciated in our Americas RAC segment.

SG&A increased $42 million in the nine months ended September 30, 2026 compared to the same period in 2025, driven primarily by increases of $25 million in our Americas RAC segment, $9 million in our corporate operations and $8 million in our International RAC segment. SG&A increased primarily from higher marketing spend in our Americas RAC segment and higher restructuring related charges associated with our corporate operations, partially offset by a reduction in personnel costs associated with our corporate operations and Americas RAC segment.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Vehicle interest expense, net increased $21 million in the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to increased debt levels and higher average rates in our Americas RAC segment resulting largely from the issuances of HVF III Series 2025 Notes in 2025 and the issuances of HVF III Series 2026 Notes in May and August 2026.

Non-vehicle interest expense, net decreased $153 million in the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to unrealized gains related to changes in the fair value of the embedded derivatives associated with the Exchangeable Notes Due 2029, the Exchangeable Notes Due 2030 and the Exchangeable First Lien Notes Due 2030, partially offset by increased debt levels.

In the nine months ended September 30, 2026 and 2025, we recognized gains of $6 million and $154 million, respectively, related to the receipt of legal settlement distributions in connection with our participation in a class action settlement, as disclosed in Note 12, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

In the nine months ended September 30, 2026 and 2025, we recognized gains of $64 million and $128 million, respectively, on the sales of certain non-vehicle capital assets during the second quarter of 2026 and the second and third quarters of 2025, respectively, in our Americas RAC segment, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. We expect to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2026.

In the nine months ended September 30, 2026, we recorded a tax provision of $7 million, which resulted in an effective tax rate of (3)%. In the nine months ended September 30, 2025, we recorded a tax benefit of $54 million, which resulted in an effective tax rate of 11%. The change in taxes in the nine months ended September 30, 2026 compared to the same period in 2025 was driven primarily by lower pretax losses and increases in valuation allowances on deferred tax assets.

CONSOLIDATED RESULTS OF OPERATIONS – HERTZ GLOBAL

The above discussion for Hertz also applies to Hertz Global.

Hertz Global had income of $19 million and $150 million from the change in fair value of Public Warrants that was incremental to Hertz for the third quarter and nine months ended September 30, 2026, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

Hertz Global had losses of $6 million and $130 million from the change in fair value of Public Warrants that were incremental to Hertz for the third quarter and nine months ended September 30, 2025, respectively, included in Hertz Global's unaudited condensed consolidated statements of operations in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS AND SELECTED OPERATING DATA BY SEGMENT

Americas RAC

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions, except as noted)	2026	2025		2026	2025
Total revenues	$2,045	$1,910	7%	$5,591	$5,138	9%
Depreciation of revenue earning vehicles and lease charges, net	$358	$355	1	$1,151	$1,142	1
Direct vehicle and operating expenses	$1,242	$1,155	8	$3,523	$3,353	5
Direct vehicle and operating expenses as a percentage of total revenues	61%	60%		63%	65%
Non-vehicle depreciation and amortization	$23	$23	—	$65	$72	(10)
Selling, general and administrative expenses	$137	$127	9	$398	$373	7
Selling, general and administrative expenses as a percentage of total revenues	7%	7%		7%	7%
Vehicle interest expense	$139	$134	4	$401	$380	6
Legal settlement	$(6)	$(154)	96	$(6)	$(154)	96
(Gain) from the sale of non-vehicle capital assets	$—	$(39)	100	$(64)	$(128)	50
Adjusted EBITDA	$188	$153	23	$173	$(40)	NM
Transaction Days (in thousands)(b)	31,893	31,923	—	91,350	90,616	1
Average Vehicles (in whole units)(f)	427,207	425,268	—	425,500	425,293	—
Average Rentable Vehicles (in whole units)(c)	412,911	409,371	1	408,285	400,825	2
Vehicle Utilization(c)	84%	85%		82%	83%
Total RPD (in dollars)(d)	$64.21	$59.86	7	$61.24	$56.75	8
Total RPU Per Month (in whole dollars)(e)	$1,653	$1,556	6	$1,523	$1,425	7
Depreciation Per Unit Per Month (in whole dollars)(f)	$280	$279	—	$301	$299	1
Percentage of program vehicles as of period end	13%	12%		13%	12%
NM - Not meaningful
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

Total Americas RAC revenues increased $135 million in the third quarter of 2026 compared to the same period in 2025 due primarily to higher pricing, in which Total RPD increased primarily across our leisure and business channels. Airport revenues comprised 70% of total revenues for the segment in the third quarter of 2026 compared to 69% in the same period in 2025.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $2 million in the third quarter of 2026 compared to the same period in 2025 due primarily to a reduction in per unit gains on fewer vehicle dispositions, partially offset by a reduction in costs associated with the sales of vehicles resulting in part from our disposition channel mix.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DOE for Americas RAC increased $88 million in the third quarter of 2026 compared to the same period in 2025 due primarily to higher collision, maintenance and variable revenue-related costs.

Non-vehicle depreciation and amortization was comparable in the third quarter of 2026 to the same period in 2025.

SG&A for Americas RAC increased $11 million in the third quarter of 2026 compared to the same period in 2025 due primarily to increased marketing spend.

Vehicle interest expense for Americas RAC increased $5 million in the third quarter of 2026 compared to the same period in 2025 due primarily to higher average rates and increased debt levels driven by the issuance of HVF III 2025 Notes in December 2025 and the issuances of the HVF III 2026 Notes in May and August 2026.

Americas RAC recognized gains of $6 million and $154 million in the third quarters of 2026 and 2025, respectively, related to the receipt of legal settlement distributions in connection with our participation in a class action settlement, as disclosed in Note 12, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

Americas RAC recognized a gain of $39 million in the third quarter of 2025 on the sales of certain non-vehicle capital assets, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. We expect to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2026.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

Total Americas RAC revenues increased $452 million in the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to higher pricing. Total RPD increased across all customer channels in the nine months ended September 30, 2026 compared to the same period in 2025. Airport revenues comprised 69% of total revenues for the segment in each of the nine months ended September 30, 2026 and 2025.

Depreciation of revenue earning vehicles and lease charges, net for Americas RAC increased $9 million in the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a reduction in per unit gains recognized on vehicle disposals, partially offset by a reduction in costs associated with the sales of vehicles resulting in part from our disposition channel mix.

DOE for Americas RAC increased $169 million in the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to higher collision, maintenance and variable revenue-related costs.

Non-vehicle depreciation and amortization decreased $7 million in the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to an increase in assets that are fully depreciated.

SG&A for Americas RAC increased $25 million in the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to higher marketing spend, partially offset by lower personnel costs.

Vehicle interest expense for Americas RAC increased $21 million in the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to increased debt levels and higher average rates resulting from the issuances of HVF III 2025 Notes in June and December 2025 and the issuance of the HVF III 2026 Notes in May and August 2026.

Americas RAC recognized gains of $6 million and $154 million in the nine months ended September 30, 2026 and 2025 related to the receipt of legal settlement distributions in connection with our participation in a class action settlement, as disclosed in Note 12, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Americas RAC recognized gains of $64 million and $128 million in the nine months ended September 30, 2026 and 2025, respectively, on the sales of certain non-vehicle capital assets during the second quarter of 2026 and the second and third quarters of 2025, respectively, as disclosed in Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report. We expect to continue to evaluate and complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets through the end of 2026.

International RAC

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
($ in millions, except as noted)	2026	2025		2026	2025
Total revenues	$572	$568	1%	$1,426	$1,338	7%
Depreciation of revenue earning vehicles and lease charges, net	$110	$102	8	$285	$265	8
Direct vehicle and operating expenses	$303	$298	1	$815	$768	6
Direct vehicle and operating expenses as a percentage of total revenues	53%	53%		57%	57%
Non-vehicle depreciation and amortization	$3	$3	35	$10	$10	—
Selling, general and administrative expenses	$71	$80	(11)	$193	$184	5
Selling, general and administrative expenses as a percentage of total revenues	12%	14%		14%	14%
Vehicle interest expense	$24	$27	(11)	$73	$73	—
Adjusted EBITDA	$94	$103	(9)	$139	$131	6
Transaction Days (in thousands)(b)	9,075	8,961	1	23,157	22,865	1
Average Vehicles (in whole units)(f)	123,027	121,633	1	109,004	107,178	2
Average Rentable Vehicles (in whole units)(c)	120,845	119,270	1	106,699	104,985	2
Vehicle Utilization(c)	82%	82%		79%	80%
Total RPD (in dollars)(d)	$63.55	$63.91	(1)	$61.65	$60.67	2
Total RPU Per Month (in whole dollars)(e)	$1,591	$1,601	(1)	$1,487	$1,468	1
Depreciation Per Unit Per Month (in whole dollars)(f)	$302	$281	7	$292	$286	2
Percentage of program vehicles as of period end	25%	30%		25%	30%
Footnotes to the table above are shown in the "Footnotes to the Results of Operations and Selected Operating Data by Segment Tables" section of this MD&A.

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

Total revenues for International RAC in the third quarter of 2026 were comparable to the same period in 2025.

Depreciation of revenue earning vehicles and lease charges, net for International RAC in the third quarter of 2026 increased $9 million compared to the same period in 2025 due primarily to per unit losses recognized on vehicle dispositions in the third quarter of 2026 compared to per unit gains recognized in the same period in 2025, partially offset by changes in fleet mix.

DOE for International RAC increased $4 million in the third quarter of 2026 compared to the same period in 2025 primarily on volume.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SG&A for International RAC in the third quarter of 2026 decreased $9 million compared to the same period in 2025 due primarily to expenses incurred in the third quarter of 2025 related to an unfavorable litigation ruling.

Vehicle interest expense for International RAC was comparable in the third quarter of 2026 to the same period in 2025.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

Total revenues for International RAC increased $89 million in the nine months ended September 30, 2026 compared to the same period in 2025 due largely to higher pricing and increased volume. Total RPD increased in our business channels, with increased Transaction Days primarily across our leisure channels. Total revenues for International RAC were also impacted by a favorable $50 million fx impact in the nine months ended September 30, 2026.

Depreciation of revenue earning vehicles and lease charges, net for International RAC increased $20 million in the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to per unit losses recognized on vehicle dispositions in the nine months ended September 30, 2026 compared to per unit gains recognized in the same period in 2025, partially offset by changes in fleet mix. Depreciation of revenue earning vehicles and lease charges, net was also impacted by an unfavorable $11 million fx impact in the nine months ended September 30, 2026.

DOE for International RAC increased $47 million in the nine months ended September 30, 2026 compared to the same period in 2025 primarily on volume and from an unfavorable $34 million fx impact in the nine months ended September 30, 2026.

SG&A for International RAC increased $8 million in the nine months ended September 30, 2026 compared to the same period in 2025 due primarily to an unfavorable $8 million fx impact in the nine months ended September 30, 2026.

Vehicle interest expense for International RAC was comparable in the nine months ended September 30, 2026 compared to the same period in 2025.

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
Hertz

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$98	$190	$(301)	$(423)
Adjustments:
Income tax provision (benefit)	(30)	50	7	(54)
Non-vehicle depreciation and amortization	28	29	80	88
Non-vehicle debt interest, net(1)	158	123	443	371
Vehicle debt-related charges(2)	11	12	33	35
Restructuring and restructuring related charges(3)	21	4	37	11
Net (gains) losses on financial instruments(4)	(76)	(43)	(156)	69
Share-based compensation expense(5)	18	14	55	45
Foreign currency (gains) losses(6)	2	8	2	10
Gain on sale of non-vehicle capital assets(7)	—	(39)	(64)	(128)
Legal settlement(8)	(6)	(154)	(6)	(154)
Other items(9)	9	9	23	48
Adjusted Corporate EBITDA	$233	$203	$153	$(82)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hertz Global

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$116	$184	$(153)	$(553)
Adjustments:
Income tax provision (benefit)	(29)	50	7	(54)
Non-vehicle depreciation and amortization	28	29	80	88
Non-vehicle debt interest, net(1)	158	123	443	371
Vehicle debt-related charges(2)	11	12	33	35
Restructuring and restructuring related charges(3)	21	4	37	11
Net (gains) losses on financial instruments(4)	(76)	(43)	(156)	69
Share-based compensation expense(5)	18	14	55	45
Foreign currency (gains) losses(6)	2	8	2	10
Gain on sale of non-vehicle capital assets(7)	—	(39)	(64)	(128)
Legal settlement(8)	(6)	(154)	(6)	(154)
Change in fair value of Public Warrants(10)	(19)	6	(150)	130
Other items(9)	9	9	25	48
Adjusted Corporate EBITDA	$233	$203	$153	$(82)
(1)Excludes gains (losses) related to the fair value of the Exchange Features 2029, the Exchange Feature 2030, the First Lien Exchangeable Feature 2030 and the Capped Call Transactions 2030, which are included in footnote 4 below.
(2)Represents vehicle debt-related charges related to the amortization of deferred financing costs and debt discounts and premiums.
(3)Represents charges incurred under restructuring actions as defined in U.S. GAAP. Also includes restructuring related charges such as incremental costs incurred related primarily to consulting fees, personnel reductions, litigation and closures of underperforming locations.
(4)Represents total realized and unrealized (gains) losses on derivative financial instruments, including gains (losses) related to the fair value of the Exchange Features 2029, the Exchange Feature 2030, the First Lien Exchangeable Feature 2030 and the Capped Call Transactions 2030. See Note 10, "Financial Instruments," in Part I, Item 1 of this Quarterly Report. As a result of the revision to Adjusted Corporate EBITDA, the three months ended September 30, 2026 and 2025, includes a realized loss of $3 million and a realized gain of $10 million, respectively, on derivative financial instruments, and the nine months ended September 30, 2026 and 2025, includes a realized loss of $7 million and a realized gain of $3 million, respectively, on derivative financial instruments.
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
(7)Represents the gain recognized on the sales of certain non-vehicle capital assets sold in the second quarter of 2026 and in June and July 2025. See Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.
(8)Represents the gain related to the receipt of legal settlement distributions in August 2026 and September 2025 in connection with the Company’s participation in a class action settlement. See Note 12, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.
(9)Represents miscellaneous items. For the three months ended September 30, 2026, primarily includes certain IT-related charges, certain environmental remediation costs and cloud computing costs. For the three months ended September 30, 2025, primarily includes an unfavorable litigation ruling and an increase to an existing bankruptcy-related litigation reserve, partially offset by certain other litigation adjustments. For the nine months ended September 30, 2026, primarily includes certain IT-related charges, cloud computing costs and certain environmental remediation costs. For the nine months ended September 30, 2025, primarily includes an increase to an existing bankruptcy-related litigation reserve, certain IT-related charges, an unfavorable litigation ruling, cloud computing costs, certain concession-related adjustments and certain other litigation charges and adjustments.
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

	Americas RAC		International RAC
	Three Months Ended September 30,
	2026	2025	2026	2025
Transaction Days (in thousands)	31,893	31,923	9,075	8,961
Average Rentable Vehicles (in whole units)	412,911	409,371	120,845	119,270
Number of days in period (in whole units)	92	92	92	92
Available Car Days (in thousands)	37,994	37,665	11,121	10,977
Vehicle Utilization	84%	85%	82%	82%

	Americas RAC		International RAC
	Nine Months Ended September 30,
	2026	2025	2026	2025
Transaction Days (in thousands)	91,350	90,616	23,157	22,865
Average Rentable Vehicles (in whole units)	408,285	400,825	106,699	104,985
Number of days in period (in whole units)	273	273	273	273
Available Car Days (in thousands)	111,480	109,457	29,165	28,698
Vehicle Utilization	82%	83%	79%	80%
(d)Total RPD is calculated as revenues with all periods adjusted to eliminate the effect of fluctuations in foreign currency exchange rates ("Total Revenues - adjusted for foreign currency"), divided by the total number of Transaction Days. Our management believes eliminating the effect of fluctuations in foreign currency exchange rates is useful in analyzing underlying trends.

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2026	2025	2026	2025
Revenues	$2,045	$1,910	$572	$568
Foreign currency adjustment(1)	3	1	5	5
Total Revenues - adjusted for foreign currency	$2,048	$1,911	$577	$573
Transaction Days (in thousands)	31,893	31,923	9,075	8,961
Total RPD (in dollars)	$64.21	$59.86	$63.55	$63.91

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2026	2025	2026	2025
Revenues	$5,591	$5,138	$1,426	$1,338
Foreign currency adjustment(1)	4	4	2	49
Total Revenues - adjusted for foreign currency	$5,595	$5,142	$1,428	$1,387
Transaction Days (in thousands)	91,350	90,616	23,157	22,865
Total RPD (in dollars)	$61.24	$56.75	$61.65	$60.67
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

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2026	2025	2026	2025
Total Revenues - adjusted for foreign currency	$2,048	$1,911	$577	$573
Average Rentable Vehicles (in whole units)	412,911	409,371	120,845	119,270
Total revenue per unit (in whole dollars)	$4,959	$4,668	$4,773	$4,802
Number of months in period (in whole units)	3	3	3	3
Total RPU Per Month (in whole dollars)	$1,653	$1,556	$1,591	$1,601

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2026	2025	2026	2025
Total Revenues - adjusted for foreign currency	$5,595	$5,142	$1,428	$1,387
Average Rentable Vehicles (in whole units)	408,285	400,825	106,699	104,985
Total revenue per unit (in whole dollars)	$13,703	$12,829	$13,380	$13,215
Number of months in period (in whole units)	9	9	9	9
Total RPU Per Month (in whole dollars)	$1,523	$1,425	$1,487	$1,468
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

	Americas RAC		International RAC
	Three Months Ended September 30,
($ in millions, except as noted)	2026	2025	2026	2025
Depreciation of revenue earning vehicles and lease charges, net	$358	$355	$110	$102
Foreign currency adjustment(1)	1	1	1	—
Adjusted depreciation of revenue earning vehicles and lease charges	$359	$356	$111	$102
Average Vehicles (in whole units)	427,207	425,268	123,027	121,633
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$839	$837	$905	$843
Number of months in period (in whole units)	3	3	3	3
Depreciation Per Unit Per Month (in whole dollars)	$280	$279	$302	$281
(1)Based on December 31, 2025 foreign currency exchange rates for all periods presented.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Americas RAC		International RAC
	Nine Months Ended September 30,
($ in millions, except as noted)	2026	2025	2026	2025
Depreciation of revenue earning vehicles and lease charges, net	$1,151	$1,142	$285	$265
Foreign currency adjustment(1)	1	2	1	11
Adjusted depreciation of revenue earning vehicles and lease charges	$1,152	$1,144	$286	$276
Average Vehicles (in whole units)	425,500	425,293	109,004	107,178
Adjusted depreciation of revenue earning vehicles and lease charges divided by Average Vehicles (in whole dollars)	$2,707	$2,689	$2,626	$2,578
Number of months in period (in whole units)	9	9	9	9
Depreciation Per Unit Per Month (in whole dollars)	$301	$299	$292	$286
(1)Based on December 31, 2025 foreign currency exchange rates for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our U.S. and international operations are funded by cash provided by operating activities and by extensive financing arrangements in the U.S. and internationally.

Cash and Cash Equivalents

As of September 30, 2026, we had $531 million of cash and cash equivalents and $592 million of restricted cash and cash equivalents. As of September 30, 2026, $183 million of cash and cash equivalents and $73 million of restricted cash and cash equivalents were held by our subsidiaries outside of the U.S. We continue to assert no permanent reinvestment of foreign earnings that give rise to excess cash, provided such cash can be remitted in a tax efficient manner.

We believe that cash and cash equivalents generated by our operations and cash received on the disposal of vehicles, together with amounts available under various liquidity facilities and refinancing options available to us in the capital markets, will be sufficient to fund our operating activities and obligations for the next twelve months and for the foreseeable future thereafter.

Cash Flows – Hertz

As of September 30, 2026 and December 31, 2025, Hertz had cash and cash equivalents of $531 million and $565 million, respectively, and restricted cash and cash equivalents of $592 million and $602 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for the periods shown:

	Nine Months Ended September 30,
(In millions)	2026	2025	$ Change
Cash provided by (used in):
Operating activities	$1,000	$1,435	$(435)
Investing activities	(2,027)	(1,722)	(305)
Financing activities	991	675	316
Effect of exchange rate changes	(8)	29	(37)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(44)	$417	$(461)

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the nine months ended September 30, 2026, cash flows from operating activities decreased $435 million period over period due primarily to a $559 million decrease from certain assets and liabilities, partially offset by a $124 million increase in net income, as adjusted for non-cash and non-operating items. Cash flows from changes in certain assets and liabilities decreased due primarily to the payment of an existing bankruptcy-related litigation reserve in the first quarter of 2026, an increase in receivables due primarily to timing of value added tax refunds and non-vehicle receivables.

Our primary investing activities relate to the acquisition and disposal of revenue earning vehicles. During the nine months ended September 30, 2026, there was a $305 million increase in the cash used in investing activities period over period due primarily to a $238 million increase in revenue earning vehicle expenditures, net. The increase in cash used by revenue earning vehicle expenditures, net, primarily resulted from increased vehicle acquisition costs.

Net financing cash inflows were $991 million in the nine months ended September 30, 2026 compared to $675 million in the 2025 period. The $316 million increase in cash inflows is due primarily to an increase of $274 million in net proceeds from non-vehicle debt largely resulting from the issuance of the Exchangeable First Lien Notes Due 2030 in the second quarter of 2026 and higher outstanding borrowings on the First Lien RCF in the nine months ended September 30, 2026 compared to the same period in 2025. Cash inflows were also positively impacted by $38 million resulting from cash outflows in the third quarter of 2025 associated with the Capped Call Transactions 2030 with no similar activity in the nine months ended September 30, 2026.

Cash Flows – Hertz Global

As of September 30, 2026 and December 31, 2025, Hertz Global had cash and cash equivalents of $531 million and $565 million, respectively, and restricted cash and cash equivalents of $592 million and $602 million, respectively. The following table summarizes the net change in cash and cash equivalents and restricted cash and cash equivalents for Hertz Global for the periods shown:

	Nine Months Ended September 30,
(In millions)	2026	2025	$ Change
Cash provided by (used in):
Operating activities	$1,000	$1,432	$(432)
Investing activities	(2,027)	(1,722)	(305)
Financing activities	991	677	314
Effect of exchange rate changes	(8)	29	(37)
Net change in cash and cash equivalents and restricted cash and cash equivalents	$(44)	$416	$(460)

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

ATM Equity Offering Program

In May 2025, Hertz Global filed a Registration Statement on Form S-3 as well as a prospectus supplement covering the offering, issuance and sale of up to a maximum aggregate offering price of $250 million of shares of Hertz Global common stock, par value $0.01 per share, that may be issued and sold from time to time under the ATM Program. During the three months ended September 30, 2026, no shares of Hertz Global common stock were sold under the ATM Program. As of September 30, 2026, approximately $247 million worth of shares of Hertz Global common stock remained available under the ATM Program.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Debt Financing

Refer to Note 5, "Debt," in Part I, Item 1 of this Quarterly Report for information on our outstanding debt obligations and our borrowing capacity and availability under our revolving credit facilities as of September 30, 2026.

Cash paid for interest on vehicle debt during the nine months ended September 30, 2026 and 2025 was $458 million and $400 million, respectively. The $58 million increase in cash paid for vehicle debt interest is due primarily to issuances of HVF III Series Notes in the first half of 2026 and the second half of 2025, partially offset by lower outstanding borrowings and lower interest rate under the HVF III Series 2021-A Notes. Cash paid for interest on non-vehicle debt during the nine months ended September 30, 2026 and 2025 was $355 million and $349 million, respectively. The $6 million increase in cash paid for non-vehicle debt interest is due primarily to higher outstanding borrowings under the First Lien RCF in the nine months ended September 30, 2026 compared to the same period in 2025 and the initial payment of semi-annual interest for the Exchangeable Notes Due 2030, partially offset by lower market rates associated with our Term Loans and higher payments in the first quarter of 2025 resulting from the additional issuance of the First Lien Senior Notes in December 2024.

Our available corporate liquidity, which excludes unused commitments under our vehicle debt, was as follows:

(In millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$531	$565
Availability under the First Lien RCF	415	924
Corporate liquidity	$946	$1,489

Non-Vehicle Debt

Exchangeable Notes Due 2029

In June 2024, Hertz issued $250 million in aggregate principal amount of the Exchangeable Notes Due 2029. The Exchangeable Notes Due 2029 bear PIK interest payable on the Semi-annual PIK Event, where PIK interest increases the principal amount of the Exchangeable Notes Due 2029 upon each Semi-annual PIK Event. In connection with Semi-annual PIK Event in each of the first and third quarters of 2026, we increased the principal amount of the Exchangeable Notes Due 2029 by $11 million.

Additionally, for each Semi-annual PIK Event, we bifurcate an Exchange Feature 2029 PIK from the Exchangeable Notes Due 2029 for accounting purposes utilizing applicable guidance. As a result of the Semi-annual PIK Event in the first quarter of 2026, we recognized an additional debt discount of $4 million within Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026 in Part I, Item 1 of this Quarterly Report, representing its initial fair value. Refer to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report for further details.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The net carrying amount of the Exchangeable Notes Due 2029 consists of the following:

(In millions)	September 30, 2026	December 31, 2025
Principal	$250	$250
Non-cash PIK interest	44	21
Unamortized debt discounts and issuance costs(1)	(10)	(12)
Unamortized discounts associated with the Exchange Features 2029(2)	(61)	(67)
(Gain) loss on fair value of the Exchange Features 2029(3)	13	78
Net carrying amount	$236	$270
(1)    Debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(2)    Reflects the unamortized discount associated with the Exchange Features 2029, as disclosed in Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report, net of accretive interest, which is amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2029 using the effective interest method.
(3)    Refer also to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Interest expense recognized for the Exchangeable Notes Due 2029 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Non-cash PIK interest	$6	$6	$17	$16
Amortization of debt discounts and debt issuance costs	—	—	2	1
Accretive interest	3	2	10	6
(Gain) loss on fair value of the Exchange Features 2029(1)	(13)	(38)	(69)	73
Total	$(4)	$(30)	$(40)	$96
(1)    Refer also to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Exchangeable Notes Due 2030

In September 2025, Hertz issued $425 million in aggregate principal amount of Exchangeable Notes Due 2030. The Exchangeable Notes Due 2030 bear interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026.

The net carrying amount of the Exchangeable Notes Due 2030 consists of the following:

(In millions)	September 30, 2026	December 31, 2025
Principal	$425	$425
Unamortized debt issuance costs(1)	(17)	(20)
Unamortized discounts associated with the Exchange Feature 2030(2)	(87)	(99)
Fair value of the Exchange Feature 2030(3)	11	54
Net carrying amount	$332	$360
(1)    Debt issuance costs are amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(2)    Reflects the unamortized discount associated with the Exchange Feature 2030, as disclosed in Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report, net of accretive interest, which is amortized to non-vehicle interest expense over the term of the Exchangeable Notes Due 2030 using the effective interest method.
(3)    Refer also to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense recognized for the Exchangeable Notes Due 2030 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Contractual interest expense	$6	$—	$18	$—
Amortization of debt issuance costs	1	—	3	—
Accretive interest	4	—	12	—
(Gain) loss on fair value of the Exchange Feature 2030(1)	(10)	1	(43)	1
Total	$1	$1	$(10)	$1
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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Upon issuance, we bifurcated the First Lien Exchangeable Feature 2030 from the Exchangeable First Lien Notes Due 2030 for accounting purposes utilizing applicable guidance, and recognized a debt discount of $115 million representing the initial fair value. In July 2026, in connection with the Greenshoe Option, an additional $8 million of the First Lien Exchangeable Feature 2030 was bifurcated for accounting purposes utilizing applicable guidance. The debt discounts are recognized within Non-vehicle debt in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2026 in Part I, Item 1 of this Quarterly Report. As of September 30, 2026, the fair value of the First Lien Exchangeable Feature 2030 was $68 million. Refer to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report for further details.

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

The Share Lending Agreement qualified for equity classification, and, as such, Hertz Global recognized a debt issuance cost of $85 million, representing the initial fair value of the Share Lending Agreement, as determined by the market value of the Borrowed Shares as of the closing date of the Share Lending Agreement. As of September 30, 2026, the fair value of the Borrowed Shares was $62 million, as determined by the market value of the Borrowed Shares as of such date. The shares borrowed under the Share Lending Agreement are excluded from the calculation of basic and diluted earnings (loss) per share. Refer to Note 8, "Public Warrants, Equity and Earnings (Loss) Per Common Share – Hertz Global," in Part I, Item 1 of this Quarterly Report for further details.

The net carrying amount of the Exchangeable First Lien Notes Due 2030 consists of the following as of:

(In millions)	September 30, 2026
Principal	$380
Unamortized debt discounts and issuance costs(1)	(14)
Unamortized discounts associated with the First Lien Exchangeable Feature 2030(2)	(118)
Fair value of the First Lien Exchangeable Feature 2030(3)	68
Net carrying amount - Hertz	316
Unamortized debt issuance cost - Share Lending Agreement(4)	(82)
Net carrying amount - Hertz Global	$234
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
(3)    As further disclosed in Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.
(4)    The initial fair value of the Share Lending Agreement recognized as a debt issuance cost of the Exchangeable First Lien Notes Due 2030 is amortized to non-vehicle interest expense over the term of the Exchangeable First Lien Notes Due 2030 using the effective interest method.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense recognized for the Exchangeable First Lien Notes Due 2030 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Non-cash PIK interest	$7	$—	$7	$—
Amortization of debt discounts and debt issuance costs	1	—	1	—
Amortization of debt discounts and issuance costs - Share Lending Agreement	3	—	3	—
Accretive interest	5	—	5	—
(Gain) loss on fair value of the First Lien Exchangeable Feature 2030(1)	(50)	—	(55)	—
Total	$(34)	$—	$(39)	$—
(1)    Refer also to Note 11, "Fair Value Measurements," in Part I, Item 1 of this Quarterly Report.

Letters of Credit

As of September 30, 2026, there were outstanding standby letters of credit totaling $1.1 billion comprised primarily of $500 million issued under the First Lien RCF, $326 million of various Standby LCs and $245 million issued under the Term C Loan. As of September 30, 2026, no capacity remained to issue additional letters of credit under the Term C Loan. Such letters of credit have been issued primarily to provide credit enhancement for our asset-backed securitization facilities and to support our insurance programs, as well as to support our vehicle rental concessions and leaseholds. As of September 30, 2026, none of the issued letters of credit have been drawn upon.

The Standby LCs provide that, at Hertz's option and under the terms of the facilities, Hertz may request letters of credit be issued for itself and on behalf of certain of its subsidiaries up to the committed amounts of the facilities. During the nine months ended September 30, 2026, Hertz increased the amounts committed under its Standby LCs by approximately $300 million, in which approximately $200 million occurred in February 2026.

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

In November 2026, HVF III amended the HVF III Series 2021-A Notes to extend the maturity date of the Class B Notes to November 2028, as further disclosed in Note 15, "Subsequent Events," in Part I, Item 1 of this Quarterly Report.

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

In August 2026, HVF III issued the Series 2026-3 Notes (Class A, Class B, Class C, Class D and Class E) and Series 2026-4 Notes (Class A, Class B, Class C, Class D and Class E) in aggregate principal amounts of $375 million and $500 million with maturity dates of February 2030 and February 2032, respectively. In addition, at the time of issuance, Hertz, an affiliate of HVF III, purchased the Class E Notes of the Series 2026-3 Notes and the Series 2026-4 Notes in aggregate principal amounts of $17 million and $23 million, respectively.

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

New Zealand RCF

In August 2026, Hertz New Zealand Holdings, an indirect wholly-owned subsidiary of Hertz, amended the New Zealand RCF to extend the maturity date to August 2028. The aggregate maximum principal of the New Zealand RCF is NZD$150 million until April 2027 and thereafter is NZD$130 million until August 2028, after giving effect to terms of the amendment.

Covenants

The First Lien Credit Agreement requires us to comply with the following financial covenant: a First Lien Ratio, which requires a ratio of less than or equal to 3.0x in the first and last quarters of the calendar year and 3.5x in the second and third quarters of the calendar year. We are also subject to a minimum liquidity covenant, which requires $400 million for each month ending in the second and third quarters of the calendar year and $500 million for each month ending in the first and fourth quarter of the calendar year. As of September 30, 2026, we were in compliance with the First Lien Ratio and the minimum liquidity covenant.

Additionally, our Corporate Indebtedness contains customary affirmative covenants, including, among other things, the delivery of quarterly and annual financial statements and/or compliance certificates, and covenants related to conduct of business, maintenance of property and insurance, compliance with environmental laws and, where applicable, the granting of security interests for the benefit of the secured parties under the applicable agreements on after-acquired real property, fixtures and future subsidiaries.

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

As of September 30, 2026, we were in compliance with all covenants under the terms of agreements governing the respective Corporate Indebtedness.

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

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital Expenditures

Revenue Earning Vehicles Expenditures and Disposals

The table below sets forth our revenue earning vehicles expenditures and related disposal proceeds for the periods shown.

Cash inflow (cash outflow)	Revenue Earning Vehicles
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2026
First Quarter	$(3,602)	$2,527	$(1,075)
Second Quarter	(3,615)	2,556	(1,059)
Third Quarter	(1,628)	1,695	67
Total	$(8,845)	$6,778	$(2,067)
2025
First Quarter	$(2,847)	$2,124	$(723)
Second Quarter	(3,049)	2,126	(923)
Third Quarter	(1,903)	1,720	(183)
Total	$(7,799)	$5,970	$(1,829)

The table below sets forth expenditures for revenue earning vehicles, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2026	2025	$ Change	% Change
Americas RAC	$(1,672)	$(1,507)	$(165)	11
International RAC	(395)	(322)	(73)	23
Total	$(2,067)	$(1,829)	$(238)	13

Revenue earning vehicle expenditures increased $1.0 billion, or 13%, in the nine months ended September 30, 2026 compared to the same period in 2025, resulting primarily from higher vehicle acquisition costs in our Americas RAC segment and changes to fleet working capital due to timing. Proceeds from disposal of revenue earning vehicles increased $808 million, or 14%, in the nine months ended September 30, 2026 compared to the same period in 2025, primarily in our Americas RAC segment, resulting from increased vehicle dispositions mostly through our dealer direct and Hertz Car Sales channels.

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

Cash inflow (cash outflow)	Non-Vehicle Capital Assets
(In millions)	Capital Expenditures	Disposal Proceeds	Net Capital Expenditures
2026
First Quarter	$(29)	$6	$(23)
Second Quarter	(28)	116	88
Third Quarter	(27)	3	(24)
Total	$(84)	$125	$41
2025
First Quarter	$(22)	$27	$5
Second Quarter	(22)	99	77
Third Quarter	(26)	51	25
Total	$(70)	$177	$107

The table below sets forth non-vehicle capital asset expenditures, net of disposal proceeds, by segment.

Cash inflow (cash outflow)	Nine Months Ended September 30,
($ in millions)	2026	2025	$ Change	% Change
Americas RAC	$63	$99	$(36)	(36)
International RAC	(13)	12	(25)	NM
Corporate	(9)	(4)	(5)	NM
Total	$41	$107	$(66)	(62)
NM - Not meaningful

In the nine months ended September 30, 2026, expenditures for non-vehicle capital assets increased $14 million, or 20%, compared to the same period in 2025, driven in part by increased IT-related spend. In the nine months ended September 30, 2026, proceeds for non-vehicle capital assets decreased $52 million, or 29%, compared to the same period in 2025 resulting from a reduction in proceeds received on the dispositions of certain non-vehicle capital assets in our Americas RAC and International RAC segments.

We continually evaluate and will complete, when deemed appropriate, sales and lease backs of certain non-vehicle capital assets during 2026.

CONTRACTUAL AND OTHER OBLIGATIONS

In the second quarter of 2026, we sold and leased back certain real estate associated with an airport rental location and certain operating sites in our Americas RAC segment. The sales qualified for sale-leaseback accounting, with the exception of certain buildings, and are accounted for as operating leases and have aggregate future minimum lease payments of approximately $149 million. Refer to Note 6, "Revenues and Costs from Leases," in Part I, Item 1 of this Quarterly Report for our minimum fixed lease obligations under existing agreements as a lessee as of September 30, 2026. Refer also to Note 3, "Divestitures," in Part I, Item 1 of this Quarterly Report.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The table below reflects the nominal amounts of our debt maturities and related estimated commitment fees and interest payments for each of the years ending December 31 as of September 30, 2026. Refer to Note 5, "Debt," in Part I, Item 1 of this Quarterly Report for further details regarding our aggregate indebtedness, including new issuances.

		Payments Due by Period
(In millions)	Total	2026	2027	2028	2029	2030	After 2030
Non-Vehicle:
Debt obligation	$6,273	$203	$18	$2,691	$2,544	$805	$12
Interest on debt(1)	1,311	119	483	337	277	69	26
Vehicle:
Debt obligation	12,027	1,272	2,020	4,427	1,721	1,130	1,457
Interest on debt(1)	1,556	163	595	400	214	127	57
Total	$21,167	$1,757	$3,116	$7,855	$4,756	$2,131	$1,552
(1)    Amounts represent the estimated commitment fees and interest payments based on the principal amounts, minimum non-cancelable maturity dates and interest rates on the debt as of September 30, 2026.

Except as discussed above, as of September 30, 2026, there have been no material changes outside of the ordinary course of business with respect to our material cash requirements for our contractual and other obligations as set forth in the table included in Part II, Item 7 of our 2025 Form 10-K.

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

Important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among other things, those that may be disclosed from time to time in subsequent reports filed with, or furnished to, the SEC, those described under Part I, Item 1A, "Risk Factors," in our 2025 Form 10-K and set forth in this Quarterly Report, and the following, which also summarizes the principal risks of our business:
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
•our ability to implement our business strategy or strategic transactions, as well as our ability to implement plans to support a modern mobility ecosystem, including the success of the Joint Venture and Oro's partnership with Uber;
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

As of September 30, 2026, there have been no material changes to the information reported under Part II, Item 7A of our 2025 Form 10-K.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
ITEM 4.     CONTROLS AND PROCEDURES

HERTZ GLOBAL

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a description of certain pending legal proceedings, see Note 12, "Contingencies and Off-Balance Sheet Commitments," in Part I, Item 1 of this Quarterly Report.

ITEM 1A.    RISK FACTORS

Part I, Item 1A of our 2025 Form 10-K includes certain risk factors that could materially affect our business, financial condition or future results. There have been no material changes to those risk factors.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.    OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) entered into any (i) contract or written plan for the purchase or sale of securities of Hertz Global intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) non-Rule 10b5-1 trading arrangement.

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
Amended and Restated Voting Agreement, dated as of August 20, 2026, by and between Hertz Global Holdings, Inc. and CK Amarillo LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 20, 2026).

10.2	Hertz Holdings Hertz
Amendment No. 3, dated as of November 2, 2026, to Third Amended and Restated Series 2021-A Supplement, dated as of August 29, 2025, by and among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, Deutsche Bank AG, New York Branch, as program agent, and The Bank of New York Mellon Trust Company, N.A., as trustee.*

10.3	Hertz Holdings Hertz
Series 2026-3 Supplement, dated as of August 27, 2026, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 28, 2026).

10.4	Hertz Holdings Hertz
Series 2026-4 Supplement, dated as of August 27, 2026, among Hertz Vehicle Financing III LLC, as issuer, The Hertz Corporation, as administrator, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hertz Global Holdings, Inc. (File No. 001-37665) and The Hertz Corporation (File No. 001-07541), as filed on August 28, 2026).

10.5	Hertz Holdings Hertz	Offer Letter, dated September 9, 2026, between Michael Moore and Hertz Global Holdings, Inc.†*
10.6	Hertz Holdings Hertz	Offer Letter, dated September 9, 2026, between Christopher G. Berg and Hertz Global Holdings, Inc.†*
31.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.3	Hertz	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.4	Hertz	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Hertz Holdings	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Hertz Holdings	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
32.3	Hertz	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.4	Hertz	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Hertz Holdings Hertz	InIine XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Definition Linkbase Document*

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number		Description
101.LAB	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Hertz Holdings Hertz	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Hertz Holdings Hertz	Cover Page Interactive Data File (Embedded within the Inline XBRL document)
__________________________________________________________________________________
† Indicates management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

HERTZ GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
THE HERTZ CORPORATION AND SUBSIDIARIES
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	November 5, 2026	HERTZ GLOBAL HOLDINGS, INC. THE HERTZ CORPORATION (Registrants)
		By:	/s/ SCOTT M. HARALSON
Scott M. Haralson Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)